Form 10QSB
period 1996-03-31
EYE TECHNOLOGY INC
filed 1996-08-07
CIK 776008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from          to
      Commission file number 0-15324


                              EYE TECHNOLOGY, INC.
                  Name of Small Business Issuer in its Charter

         Delaware                                              52-1402131
(State or Other Jurisdiction)                         (I.R.S. Employer I.D. No.)

                   1983 Sloan Place, St. Paul, Minnesota 55117
                    (Address of Principal Executive Offices)

                                 (612) 774-9060
                (Issuer's Telephone Number, Including Area Code)


      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to File such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _____   No __X__



Number of shares of Common Stock, $.01 par value, outstanding as of July 31, 1996: 3,438,656




Eye Technology, Inc.
Condensed Consolidated Balance Sheets
For the Period Ending, March 31, 1996

                                                   March 31,       December 31,
                                                     1996              1995
                                                 (Unaudited)        (Audited)
                                                 -----------       ------------
                        ASSETS
Current Assets:
     Cash                                        $  100,843        $    5,649
     Accounts receivable, net                       389,816           472,695
     Inventory                                    1,015,339         1,085,867
     Prepaid expenses and deposits                   36,901            39,781
                                                 ----------        ----------
              Total Current Assets                1,542,899         1,603,992

Property and Equipment:
     Machinery and equipment                        641,080           641,080
     Office equipment and furniture                 272,074           272,158
     Leasehold improvements                          39,838            39,838

                                                    952,992           953,076
     Less: Accumulated Depreciation                (876,287)         (859,108)
                                                 ----------        ----------
              Property and Equipment, net            76,705            93,968

Other Assets:
     Purchased technology                           617,761           635,508
     Other assets                                    10,980            25,009

              Total Other Assets                    628,741           660,517
                                                 ----------        ----------

              Total Assets                       $2,248,345        $2,358,477
                                                 ==========        ==========

See accompanying notes to the condensed consolidated balance sheets.

Eye Technology, Inc.
Condensed Consolidated Balance Sheets
For the Period Ending, March 31, 1996
                                                       March 31,        December 31,
                                                         1996               1995
                                                     (Unaudited)         (Audited)
                                                     -----------        ------------
                      LIABILITIES
Current Liabilities:
     Current portion of long-term debt               $   760,783        $  897,480
     Notes payable-related party                         160,000           152,000
     Accounts payable-trade                              615,889           598,306
     Accrued liabilites:
         Professional fees                               492,239           466,664
         Compensation                                    167,141           151,647
         Commissions                                     231,703           202,596
         Other                                           246,830           230,049
                                                     -----------        ----------
         Total Current Liabilities                     2,674,585         2,698,742

Long-term debt net of current                             73,920            73,920

Convertible preferred stock                              257,000           257,000

              STOCKHOLDERS' (DEFICIT) EQUITY
Common stock                                              34,387            34,387
Additional paid-in capital                             8,777,505         8,777,505
Retained earnings (deficit)                           (9,569,052)       (9,483,077)
                                                     -----------        ----------
         Total Stockholders' (Deficit) Equity           (757,160)         (671,185)

         Total Liability and Stockholder's Equity    $ 2,248,345        $2,358,477
                                                     ===========        ==========

See accompanying notes to the condensed consolidated balance sheets.



Eye Technology, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

                                             Three Month Period Ended March 31,
                                                  1996               1995
                                             ------------        -------------

Net sales                                      $  718,437        $1,127,298
Cost of goods sold                                255,811           386,250
                                               ----------        ----------
     Gross Profit                                 462,626           741,048

Operating Expenses:
     Sales and marketing                          284,908           440,306
     General and administrative                   269,958           351,902
     Research and Development                      15,402            45,621
                                               ----------        ----------
         Total Operating Expenses                 570,268           837,829
                                               ----------        ----------
         Operating Income (Loss)                 (107,642)          (96,781)

Other (Income) Expense:
     Interest expense, net                         38,882            35,717
     Other (income) expenses                       11,182                 0
                                               ----------        ----------
     Total Other (Income) Expenses             $   50,064        $        0
                                               ----------        ----------

         Net Income (Loss)                     $ (157,706)       $ (132,498)
                                               ==========        ==========

Net income (loss) per common share             $    (0.05)       $    (0.04)
                                               ==========        ==========

Weighted average common shares outstanding      3,438,656         3,401,156
                                               ==========        ==========

See accompanying notes to the condensed consolidated balance sheets.

Eye Technology, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

                                                         Three Month Period Ended March 31,
                                                             1996                 1995
                                                         -----------          ------------
Cash flows from operating activities:
     Net loss                                             $(157,706)           $ (992,573)
     Adjustments to reconcile net loss
         Depreciation and amortization                       37,993               197,198
         Write-off of investment in joint venture                 0               274,422
         Equity in loss of joint venture                          0                94,666
         Gain on disposal of property and equipment               0                (4,000)

         Change in current assets and liabilities:
              Accounts receivable                            82,879               325,586
              Inventories                                    70,528               225,172
              Prepaid expenses and other                     22,314                12,071
              Accounts payable and accrued liabilities       31,102               239,930
                                                          ---------            ----------

     Net cash provided by operating activities               87,110               372,472

Cash flows from investing activities:
     Purchase of property and equipment, net                     84               (10,075)
     Proceeds from disposal of property and equipment             0                 4,000
                                                          ---------            ----------

     Net cash used in investing activities                       84                (6,075)

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                 8,000                53,587
     Repayment of long-term debt and notes payable                0              (556,961)
                                                          ---------            ----------

     Net Cash (used in) provided by financing activities      8,000              (503,374)

     Net (decrease) increase in cash                         95,194              (136,977)
                                                          =========            ==========

Cash, beginning of year                                       5,649               142,626
                                                          ---------            ----------

Cash, end of period                                         100,843                 5,649
                                                          ---------            ----------

     Net (decrease ) increase in cash                     $  95,194            $ (136,977)
                                                          =========            ==========

See accompanying notes to the condensed consolidated balance sheets.


                               EYE TECHNOLOGY, INC

         Notes To Unaudited Condensed Consolidated Financial Statements

Note 1

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of results for the interim period. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The Company's annual report on Form 10-KSB should be read in conjunction with these financial statements.

The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.


Note 2  Accounting Policies and Procedures

Earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding during the period. Common equivalents have been excluded from the computation as their effect would be antidilutive. Income
(loss) per share computed on a fully diluted basis would not have been significantly different than the amounts peresented in the accompanying condensed consolidated financial statements.



            Management's Discussion and Analysis or Plan of Operation


Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has incurred losses from operations and has a net capital deficiency. In addition, the limited availability of additional working capital under the Company's line of credit facility indicates uncertainty as to whether current financing arrangements will be sufficient to fund current operations and financial commitments. The Company has significant current debt obligations and is in default on payments to various entities. Also, the Company is in technical default on its obligations in conjunction with the purchase of technology. Management continues to pursue various financing alternatives, but there can be no assurance that the Company will be successful in these initiatives. These matters raise substantial doubt about the Company's ability to fund operations and financial commitments and to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

Results of Operations - Three months ended March 31, 1996 and 1995

Net sales for the three month period ended March 31, 1996, were $718,437; a decrease of $408,861 (36%) below sales of $1,127,298 for the three month period ended March 31, 1995. In the quarter ended March 31, 1996, 74% of the Company's sales were in the domestic market and 26% were in the international market. This compares to a market mix of 85% domestic sales and 15% international sales for the quarter ended March 31, 1995.

Sales of intraocular lenses comprised 85% of net sales during the first quarter of 1996. Sales of intraocular lenses to domestic customers decreased 33% compared with the first quarter of 1995, due to an 20% decrease in the average sales price and a 17% decrease in unit sales. The Company continued to experience a reduced average sales price as a result of competitive price pressures from the larger companies in the industry who are offering substantial price reductions in order to capture larger market share. The reduction in unit sales was a result of a dramatic shift in the market to foldable intraocular lenses.

Sales of intraocular lenses to international customers during the first quarter of 1996, decreased 59% compared with the first quarter of 1995. The decrease in foreign sales is a result of a lower average sales price and lower unit sales.

The Company also distributes surgical instruments and related equipment for kerato-refractive surgery. Sales generated by these products accounted for approximately 15% and 17% of net sales during the first quarter of 1996 and 1995, respectively. In 1996, such sales were primarily derived from the microkeratome unit which the Company began selling in May 1994.

Gross profit in 1996, as a percentage of net sales, decreased to 64% compared with 66% for the first quarter of 1995. The decrease in gross profit relates to the pricing factors, discussed above, and the fact that the Company's new products do not offer the same margins as that of intraocular lenses.

Although dramatic dollar reductions were made in selling and marketing expenses, selling and marketing expenses as a percentage of net sales increased to 40% during the first quarter of 1996 compared with 39% in 1995 due primarily to lower sales.

Additional dollar reductions were made in general and administrative expenses, however, as a percentage of net sales these expenses increased to 38% during the first quarter of 1996 compared with 31% in 1995 due primarily to lower sales.

Product development expenses, as a percentage of net sales decreased to 2% during the first quarter of 1996 compared with 4% in 1995 due to less investment in developing products.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               Eye Technology, Inc.
                                               --------------------------------
                                               (Registrant)


Date  July 31, 1996                            /s/ Robert J. Fitzsimmons
      ----------------------------             --------------------------------
                                               Robert J. Fitzsimmons
                                               Chairman of the Board, President
                                               and Chief Executive Officer


Date  July 31, 1996                            /s/ Randy H. Gestson
      ----------------------------             --------------------------------
                                               Randy H. Gestson
                                               Chief Financial Officer