Form 10QSB
period 1996-06-30
EYE TECHNOLOGY INC
filed 1996-09-26
CIK 776008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from .............to............

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to File such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ____    No __x__


Number of shares of Common Stock, $.01 par value, outstanding as of September 18, 1996: 3,438,656




Eye Technology, Inc.
Condensed Consolidated Balance Sheets
For the Period Ending, June 30, 1996

                                                June 30,      December 31,
                                                  1996            1995
                                              (Unaudited)      (Audited)
                                              -----------     ------------
                      ASSETS
Current Assets:
     Cash                                     $    23,598      $     5,649
     Accounts receivable, net                     348,513          472,695
     Inventory                                    979,538        1,085,867
     Prepaid expenses and deposits                 36,367           39,781
                                              -----------      -----------

              Total Current Assets              1,388,016        1,603,992

Property and Equipment:
     Machinery and equipment                      487,296          641,080
     Office equipment and furniture               415,135          272,158
     Leasehold improvements                        39,838           39,838
                                              -----------      -----------

                                                  942,269          953,076
     Less: Accumulated Depreciation              (852,482)        (859,108)
                                                               -----------

              Property and Equipment, net          89,787           93,968

Other Assets:
     Purchased technology                         600,014          635,508
     Other assets                                   9,874           25,009
                                              -----------      -----------

              Total Other Assets                  609,888          660,517
                                              -----------      -----------

              Total Assets                    $ 2,087,691      $ 2,358,477
                                              ===========      ===========

See accompanying notes to the condensed consolidated balance sheets.



Eye Technology, Inc.
Condensed Consolidated Balance Sheets
For the Period Ending, June 30, 1996

                                                        June 30,       December 31,
                                                         1996              1995
                                                      (Unaudited)       (Audited)
                                                      -----------       ---------
                   LIABILITIES
Current Liabilities:
     Notes payable                                    $   178,874      $         0
     Current portion of long-term debt                    597,688          897,480
     Notes payable-related party                          160,000          152,000
     Accounts payable-trade                               572,510          598,306
     Accrued liabilities:
         Professional fees                                510,934          466,664
         Compensation                                     176,449          151,647
         Commissions                                      254,372          202,596
         Other                                            137,915          230,049
         Deferred revenue                                  80,000                0
                                                      -----------      -----------

         Total Current Liabilities                      2,668,742        2,698,742

Long-term debt net of current                              82,248           73,920

Convertible preferred stock                               257,000          257,000

          STOCKHOLDERS' (DEFICIT) EQUITY

Common stock                                               34,387           34,387
Additional paid-in capital                              8,777,505        8,777,505
Retained earnings (deficit)                            (9,732,191)      (9,483,077)
                                                      -----------      -----------

         Total Stockholders' Deficit                     (920,299)        (671,185)
                                                      -----------      -----------

         Total Liability and Stockholders' Equity     $ 2,087,691      $ 2,358,477
                                                      ===========      ===========

See accompanying notes to the condensed consolidated balance sheets.




Eye Technology, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

                                             Three Month Period Ended June 30,
                                                   1996             1995
                                             ---------------------------------

Net sales                                      $   574,174      $ 1,127,832
Cost of goods sold                                 220,436          400,321
                                               -----------      -----------

     Gross Profit                                  353,738          727,511

Operating Expenses:
     Sales and marketing                           210,147          478,900
     General and administrative                    276,054          333,311
     Research and Development                        3,085           42,383
                                               -----------      -----------

         Total Operating Expenses                  489,286          854,594
                                               -----------      -----------

         Operating Loss                           (135,548)        (127,083)

Other (Income) Expense:
     Equity loss of joint venture                        0           17,189
     Interest expense, net                          34,786           48,258
     Other (income) expenses                        (7,195)         (25,776)
                                               -----------      -----------

     Total Other (Income) Expenses             $    27,591      $    39,671
                                               -----------      -----------

         Net Loss                              $  (163,139)     $  (166,754)
                                               ===========      ===========

Net loss per common share                      $     (0.05)     $     (0.05)
                                               ===========      ===========

Weighted average common shares outstanding       3,438,656        3,401,156
                                               ===========      ===========

See accompanying notes to the condensed consolidated balance sheets.




Eye Technology, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

                                              Six Month Period Ended June 30,
                                                   1996            1995
                                              -------------------------------


Net sales                                      $ 1,292,611      $ 2,255,130
Cost of goods sold                                 476,247          786,571
                                               -----------      -----------

     Gross Profit                                  816,364        1,468,559

Operating Expenses:
     Sales and marketing                           495,055          919,206
     General and administrative                    546,012          685,213
     Research and Development                       18,487           88,004
                                               -----------      -----------

         Total Operating Expenses                1,059,554        1,692,423
                                               -----------      -----------

         Operating Loss                           (243,190)        (223,864)

Other (Income) Expense:
     Equity loss of joint venture                        0           17,189
     Interest expense, net                          73,668           84,697
     Other (income) expenses                         3,987          (26,498)
                                               -----------      -----------

     Total Other (Income) Expenses             $    77,655      $    75,388
                                               -----------      -----------

         Net Loss                              $  (320,845)     $  (299,252)
                                               ===========      ===========

Net loss per common share                      $     (0.09)     $     (0.09)
                                               ===========      ===========

Weighted average common shares outstanding       3,438,656        3,401,156
                                               ===========      ===========

See accompanying notes to the condensed consolidated balance sheets.





Eye Technology, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

                                                            Six Month Period Ended June 30,
                                                                   1996           1995
                                                            -------------------------------
Cash flows from operating activities:
     Net loss                                                   $(320,845)     $(299,252)
     Adjustments to reconcile net loss to net cash provided
        (used) by operating activities:
         Depreciation and amortization                             79,328        108,504
         Write-off of investment in joint venture                       0              0
         Equity in loss of joint venture                                0         17,189
         Gain on disposal of property and equipment                     0              0
         Change in current assets and liabilities:
              Accounts receivable                                 124,182        213,407
              Inventories                                         106,329        150,978
              Prepaid expenses and other                           18,551        (16,599)
              Accounts payable and accrued liabilities             (3,415)        42,769
                                                                ---------      ---------

     Net cash provided by operating activities                      4,130        216,996

Cash flows from investing activities:
     Purchase of property and equipment, net                            0        (10,075)
     Proceeds from disposal of property & equipment                 5,819              0
     Investments in and advances to joint ventures                      0         (2,500)
                                                                ---------      ---------

     Net cash used by investing activities                          5,819        (12,575)

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                       8,000         52,000
     Repayment of long-term debt and notes payable                      0       (378,615)
                                                                ---------      ---------

     Net cash (used in) provided by financing activities            8,000       (326,615)
                                                                ---------      ---------

     Net increase (decrease) in cash                               17,949       (122,194)

Cash, beginning of period                                           5,649        142,626
                                                                ---------      ---------

Cash, end of period                                             $  23,598      $  20,432
                                                                =========      =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  44,150      $  71,651
                                                                =========      =========

Supplemental disclosure of non-cash activity:
  Issuance of debt in satisfaction of accounts payable
    and accrued liabilities                                     $       0      $ 190,075
                                                                =========      =========

Present value of debt payments to purchase equipment            $       0      $  28,939
                                                                =========      =========

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

The results of operations for the six month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

Note 2  Accounting Policies and Procedures

Earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding during the period. Common equivalents have been excluded from the computation as their effect would be antidilutive. Income
(loss) per share computed on a fully diluted basis would not have been significantly different than the amounts presented in the accompanying condensed consolidated financial statements.



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

Results of Operations - Three months ended June 30, 1996 and 1995

Net sales for the three month period ended June 30, 1996, were $574,174; a decrease of $553,658 (49%) below sales of $1,127,832 for the three month period ended June 30, 1995. In the quarter ended June 30, 1996, 84% of the Company's sales were in the domestic market and 16% were in the international market. This compares to a market mix of 72% domestic sales and 28% international sales for the quarter ended June 30, 1995.

Sales of intraocular lenses comprised 95% of net sales during the second quarter of 1996. Sales of intraocular lenses to domestic customers decreased 39% compared with the second quarter of 1995, due to a 16% decrease in the average sales price and a 54% decrease in unit sales. The Company continued to experience a reduced average sales price as a result of competitive price pressures from the larger companies in the industry who are offering substantial price reductions in order to capture larger market share.

Sales of intraocular lenses to international customers during the second quarter of 1996, decreased 69% compared with the second quarter of 1995. The decrease in foreign sales is a result of a lower average sales price and lower unit sales.

The Company also distributes surgical instruments and related equipment for kerato-refractive surgery. Sales generated by these products accounted for approximately 5% and 12% of net sales during the second quarter of 1996 and 1995, respectively. In 1996, such sales were primarily derived from the microkeratome unit which the Company began selling in May 1994.


Results of Operations - Six months ended June 30, 1996 and 1995

Net sales for the six month period ended June 30, 1996, were $1,292,611; a decrease of $962,519 (43%) below sales of $2,255,130 for the six month period ended June 30, 1995.

Sales of intraocular lenses comprised 89% of net sales during the first six months of 1996. Sales of intraocular lenses to domestic customers decreased 40% compared with the first six months of 1995, due to a 18% decrease in the average sales price and a 26% decrease in unit sales. The Company continued to experience a reduced average sales price as a result of competitive price pressures from the larger companies in the industry who are offering substantial price reductions in order to capture larger market share.

Sales of intraocular lenses to international customers during the first six months of 1996, decreased 65% compared with the first six months of 1995. The decrease in foreign sales is a result of a lower average sales price and lower unit sales.

The Company also distributes surgical instruments and related equipment for kerato-refractive surgery. Sales generated by these products accounted for approximately 11% and 15% of net sales during the first six months of 1996 and 1995, respectively. In 1996, such sales were primarily derived from the microkeratome unit which the Company began selling in May 1994.

Gross profit in 1996, as a percentage of net sales, decreased to 63% compared with 65% for the first six months of 1995. The decrease in gross profit relates to the pricing factors, discussed above, and the fact that the Company's new products do not offer the same margins as that of intraocular lenses.

Selling and marketing expenses as a percentage of net sales decreased to 38% during the first six months of 1996 compared with 41% in 1995. This decrease was due to cutting actual dollar expenditures in the sales and marketing area. In addition, sales and marketing expenses were further reduced, due to declining sales, since sales representatives are paid on a percentage of sales basis.

Additional dollar reductions were made in general and administrative expenses, however, as a percentage of net sales these expenses increased to 40% during the first six months of 1996 compared with 30% in 1995 due primarily to lower sales. Actual dollars expensed were reduced by $139,201 in 1996 compared to the previous year.

Product development expenses, as a percentage of net sales increased to 6% during the first quarter of 1996 compared with 4% in 1995 due to lower sales.





                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Eye Technology, Inc.
                                                     (Registrant)



Date  September 18, 1996                     /s/ Robert J. Fitzsimmons
      ------------------                     ----------------------------------
                                             Robert J. Fitzsimmons
                                             Chairman of the Board, President
                                             and Chief Executive Officer


Date  September 18, 1996                     /s/ Randy H. Gestson
      ------------------                     ----------------------------------
                                             Randy H. Gestson
                                             Chief Financial Officer