Form 10QSB
period 1996-09-30
EYE TECHNOLOGY INC
filed 1996-11-25
CIK 776008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_____________ to____________ Commission file number 0-15324


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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to File such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ____ No__x__

Number of shares of Common Stock, $.01 par value, outstanding as of November 15, 1996: 3,435,190


Eye Technology, Inc.
Condensed Consolidated Balance Sheets
For the Period Ending, September, 1996
                                             September 30,      December 31,
                                                 1996              1995
                                              (Unaudited)        (Audited)
                                              -----------      -----------
                         ASSETS
                         ------
Current Assets:
     Cash                                     $    11,578      $     5,649
     Accounts receivable, net                     284,078          472,695
     Inventory                                  1,056,102        1,085,867
     Prepaid expenses and deposits                 77,149           39,781
                                              -----------      -----------
              Total Current Assets              1,428,907        1,603,992

Property and Equipment:
     Machinery and equipment                      487,296          641,080
     Office equipment and furniture               415,135          272,158
     Leasehold improvements                        39,838           39,838
                                              -----------      -----------
                                                  942,269          953,076
     Less: Accumulated Depreciation              (857,786)        (859,108)
                                              -----------      -----------
              Property and Equipment, net          84,483           93,968

Other Assets:
     Purchased technology                         582,267          635,508
     Other assets                                  16,006           25,009
                                              -----------      -----------
              Total Other Assets                  598,273          660,517
                                              -----------      -----------
              Total Assets                    $ 2,111,663      $ 2,358,477
                                              ===========      ===========

See accompanying notes to the condensed consolidated balance sheets


Eye Technology, Inc.
Condensed Consolidated Balance Sheets
For the Period Ending, September 30, 1996

                                                    September 30    December 31
                                                        1996            1995
                                                    (Unaudited)       (Audited)
                                                    -----------     -----------
                           LIABILITIES
                           -----------
Current Liabilities:
     Notes payable                                  $   187,522     $         0
     Current portion of long-term debt                  588,145         897,480
     Notes payable-related party                        160,000         152,000
     Accounts payable-trade                             550,890         598,306
     Accrued liabilities:
         Professional fees                              509,507         466,664
         Compensation                                   170,436         151,647
         Commissions                                    331,415         202,596
         Other                                          132,077         230,049
         Deferred revenue                                80,000               0
                                                    -----------     -----------
         Total Current Liabilities                    2,709,992       2,698,742

Long-term debt net of current                            50,998          73,920

Convertible preferred stock                             257,000         257,000

                     STOCKHOLDERS' (DEFICIT) EQUITY
                     ------------------------------
Common stock                                             34,387          34,387
Additional paid-in capital                            8,777,505       8,777,505
Retained earnings (deficit)                          (9,718,219)     (9,483,077)
                                                    -----------     -----------
         Total Stockholders' Deficit                   (906,327)       (671,185)
                                                    -----------     -----------
         Total Liability and Stockholders' Equity   $ 2,111,663     $ 2,358,477
                                                    ===========     ===========

See accompanying notes to the condensed consolidated balance sheets


Eye Technology, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)
                                                Three Month Period Ended
                                                       September 30,
                                                   1996            1995
                                               ---------------------------

Net sales                                      $   606,889     $   951,848
Cost of goods sold                                  95,045         289,745
                                               -----------     -----------
     Gross Profit                                  511,844         662,103

Operating Expenses:
     Sales and marketing                           218,955         321,206
     General and administrative                    223,214         388,025
     Research and development                        3,446          50,794

         Total Operating Expenses                  445,715         680,025
                                               -----------     -----------
         Operating Income (Loss)                    66,129         (17,922)
                                               -----------     -----------
Other (Income) Expense:
     Equity loss of joint venture                        0           9,000
     Interest expense, net                          33,131          49,695
     Other (income) expenses                        19,026           5,163
                                               -----------     -----------
     Total Other (Income) Expenses             $    52,157     $    63,858
                                               -----------     -----------
         Net Income (Loss)                     $    13,972     $   (81,780)
                                               ===========     ===========
Net income (loss) per common share             $     0.004     $     (0.02)
                                               ===========     ===========
Weighted average common shares outstanding       3,435,190       3,432,542
                                               ===========     ===========

See accompanying notes to the condensed consolidated balance sheets


Eye Technology, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)


                                                  Nine Month Period Ended
                                                        September 30,
                                                   1996             1995
                                               ----------------------------
Net sales                                      $ 1,899,500      $ 3,206,978
Cost of goods sold                                 571,292        1,076,316
                                               -----------      -----------
     Gross Profit                                1,328,208        2,130,662

Operating Expenses:
     Sales and marketing                           714,010        1,240,412
     General and administrative                    769,326          993,238
     Research and development                       21,933          138,788
                                               -----------      -----------
         Total Operating Expenses                1,505,269        2,372,448
                                               -----------      -----------
         Operating Loss                           (177,061)        (241,335)

Other (Income) Expense:
     Equity loss of joint venture                        0           26,189
     Interest expense, net                         106,799          134,392
     Other (income) expenses                        23,013          (21,335)
                                               -----------      -----------
     Total Other (Income) Expenses             $   129,812      $   139,246
                                               -----------      -----------
         Net Loss                              $  (306,873)     $  (381,032)
                                               ===========      ===========
Net loss per common share                      $     (0.09)     $     (0.11)
                                               ===========      ===========
Weighted average common shares outstanding       3,435,190        3,409,067
                                               ===========      ===========

See accompanying notes to the condensed consolidated balance sheets.

Eye Technology, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
                                                                     Nine Month Period Ended
                                                                           September 30,
                                                                        1996          1995
                                                                    ---------      ---------
Cash flows from operating activities:
     Net loss                                                        (306,873)     $(381,032)
     Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
         Depreciation and amortization                                 89,609        164,600
         Equity in loss of joint venture                                    0         26,189
         Change in current assets and liabilities:
              Accounts receivable                                     188,617        219,073
              Inventories                                              29,765        135,816
              Prepaid expenses and other                              (28,365)        (8,210)
              Accounts payable and accrued liabilities                 14,369         75,498
                                                                    ---------      ---------
     Net cash provided by operating activities                        (12,878)       231,934

Cash flows from investing activities:
     Purchase of property and equipment, net                                0        (10,075)
     Proceeds from disposal of property & equipment                    10,807              0
     Investments in and advances to joint ventures                          0         (2,500)
                                                                    ---------      ---------
     Net cash used by investing activities                             10,807        (12,575)

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                           8,000         52,000
     Repayment of long-term debt and notes payable                          0       (397,614)
                                                                    ---------      ---------
     Net cash (used in) provided by financing activities                8,000       (345,614)
                                                                    ---------      ---------
     Net increase (decrease) in cash                                    5,929       (126,255)

Cash, beginning of period                                               5,649        142,626
                                                                    ---------      ---------
Cash, end of period                                                 $  11,578      $  16,371
                                                                    =========      =========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $  56,874      $ 114,032
                                                                    =========      =========
Supplemental disclosure of non-cash activity:
  Issuance of debt in satisfaction of accounts payable
    and accrued liabilities                                         $       0      $ 190,075
                                                                    =========      =========
Issuance of common stock in satisfaction of accrued liabilities     $       0      $  10,313
                                                                    =========      =========
Present value of debt payments to purchase equipment                $       0      $  28,939
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

The results of operations for the nine month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

Results of Operations - Three months ended September 30, 1996 and 1995

Net sales for the three month period ended September 30, 1996, were $606,889; a decrease of $344,959 (36%) below sales of $951,848 for the three month period ended September 30, 1995. In the quarter ended September 30, 1996, 71% of the Company's sales were in the domestic market and 29% were in the international market. This compares to a market mix of 82% domestic sales and 18% international sales for the quarter ended September 30, 1995.

Sales of intraocular lenses comprised 84% of net sales during the third quarter of 1996. Sales of intraocular lenses to domestic customers decreased 48% compared with the third quarter of 1995, due to a 13% decrease in the average sales price and a 40% decrease in unit sales. The Company continued to experience a reduced average sales price as a result of competitive price pressures from the larger companies in the industry who are offering substantial price reductions in order to capture larger market share.

Sales of intraocular lenses to international customers during the third quarter of 1996, decreased 5% compared with the third quarter of 1995. The decrease in foreign sales is a result of a lower average sales price and lower unit sales.

The Company also distributes surgical instruments and related equipment for kerato-refractive surgery. Sales generated by these products accounted for approximately 16% and 9% of net sales during the third quarter of 1996 and 1995, respectively. In 1996, such sales were primarily derived from the microkeratome unit which the Company began selling in May 1994.


Results of Operations - Nine months ended Setember 30, 1996 and 1995

Net sales for the nine month period ended September 30, 1996, were $1,899,500; a decrease of $1,307,478 (41%) below sales of $3,206,978 for the nine month period ended September 30, 1995.

Sales of intraocular lenses comprised 74% of net sales during the first nine months of 1996. Sales of intraocular lenses to domestic customers decreased 39% compared with the first nine months of 1995, due to a 12% decrease in the average sales price and a 31% decrease in unit sales. The Company continued to experience a reduced average sales price as a result of competitive price pressures from the larger companies in the industry who are offering substantial price reductions in order to capture larger market share.

Sales of intraocular lenses to international customers during the first nine months of 1996, decreased 49% compared with the first nine months of 1995. The decrease in foreign sales is a result of a lower average sales price and lower unit sales.

The Company also distributes surgical instruments and related equipment for kerato-refractive surgery. Sales generated by these products accounted for approximately 13% and 11% of net sales during the first nine months of 1996 and 1995, respectively. In 1996, such sales were primarily derived from the microkeratome unit which the Company began selling in May 1994.

Gross profit in 1996, as a percentage of net sales, increased to 70% compared with 66% for the first nine months of 1995. The increase in the percentage of gross profit to sales compared to the previous year relates to the reduction of production costs.

Selling and marketing expenses as a percentage of net sales decreased to 38% during the first nine months of 1996 compared with 39% in 1995. This decrease was due to cutting actual dollar expenditures in the sales and marketing area. In addition, sales and marketing expenses were further reduced, due to declining sales, since sales representatives are paid on a percentage of sales basis.

Additional dollar reductions were made in general and administrative expenses, however, as a percentage of net sales these expenses increased to 41% during the first nine months of 1996 compared with 31% in 1995 due primarily to lower sales. Actual dollars expensed were reduced by $223,912 in 1996 compared to the previous year.

Product development expenses, as a percentage of net sales decreased to 1% during the third quarter of 1996 compared with 4% in 1995 due to reducing expenditures in this area.




                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                Eye Technology, Inc.
                                                    (Registrant)



Date  November 20, 1996                         /s/ Robert J. Fitzsimmons
                                                --------------------------------
                                                Robert J. Fitzsimmons
                                                Chairman of the Board, President
                                                and Chief Executive Officer


Date  November 20, 1996                         /s/ Randy H. Gestson
                                                --------------------------------
                                                Randy H. Gestson
                                                Chief Financial Officer