Form 10KSB40
period 1996-12-31
EYE TECHNOLOGY INC
filed 1998-04-20
CIK 776008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

[X]      Annual report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

For the fiscal year ended December 31, 1996

[  ]     Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

For the transition period from __________ to ___________

Commission file number   0-15324

                              EYE TECHNOLOGY, INC.
                  ---------------------------------------------
                  Name of Small Business Issuer in its Charter)

           Delaware                                         52-1402131
--------------------------------                       ---------------------
  (State or Other Jurisdiction                         (IRS Employer ID No.)
of incorporation or organization)

 1997 Sloan Place, St. Paul, Minnesota*                        55117*
----------------------------------------                     ----------
(Address of Principal Executive Offices)                     (Zip Code)

Issuer's Telephone Number, Including Area Code             (612) 774-9060*
                                                         --------------------

Securities Registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 per value
                          ----------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ]    No [X]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

         Issuer's revenues for its most recent fiscal year.   $2,293,311

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 6, 1998: $29,075,771

         Number of shares of Common Stock, $.01 par value, outstanding as of April 6, 1998: 53,310,591

                    DOCUMENTS INCORPORATED BY REFERENCE: Current Report on Form 8-K filed on February 19, 1998, as amended on April 20, 1998


* As of February 6, 1998, the principal executive offices of the Issuer were relocated to 16 South Market Street, Petersburg, Virginia 23803. Telephone number, including area code, at that location is (804) 861-0681.

This Annual Report on Form 10-KSB ("Form 10-KSB") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of known and unknown risks and uncertainties set forth throughout this Form 10-KSB.

                                     PART I

Item 1.  Business.

General

Eye Technology, Inc. (the "Company"), founded in 1985, develops, manufactures, sells and distributes intraocular lenses and other ophthalmic products. Intraocular lenses ("IOLs") are medical devices implanted in the human eye by ophthalmic surgeons to correct vision loss resulting from the removal of the natural crystalline lens during cataract surgery. Beginning in 1992, the Company sought to broaden its product line in the ophthalmic field. Consequently, the Company began to market and distribute titanium diamond knives, hand-held instruments, pachymeters and diamond knife calibration units; however, marketing efforts were largely unsuccessfully and sales of such products in 1996 were immaterial. As part of its efforts to diversify its product line, in 1994 the Company acquired proprietary rights to a microlamellar keratomileusis ("MKM") system and developed a modified version of its MKM system for a surgical procedure known as laser assisted in-situ keratomileusis ("LASIK").

Throughout 1996, the Company had severe financial difficulties characterized by declining revenue and a lack of working capital. As a result, operations were contracted, an operating loss occurred, and research and development efforts to bring on new products or to improve existing products were curtailed.

The IOL industry specifically, as well as the medical device industry in general, is subject to significant governmental regulations, particularly by the United States Food and Drug Administration ("FDA"). The IOL industry's pricing policies are directly impacted by the maximum allowable charges of an IOL implant procedure as established by the United States Health Care Financing Administration ("HCFA").

The Company's business is not seasonal in nature.

Products

IOLs. The Company manufactures and markets eleven different series of lens styles. These series of lenses, which incorporate over 63 lens configurations, include both single-piece and multi-piece lens designs, blue polymethylmethacrylate ("PMMA") loops, optics in 5.0mm, 5.5mm, 6.0mm, 6.5mm, and 7.0mm sizes, and optics of biconvex and convex-plano designs. The Company also offers its UltraThin series, notch, double eyelet and left-handed IOLs to address certain segments of the small incision and capsulorhexis market. Sales of IOLs accounted for approximately 88% of net sales in 1996.

Microlamellar Keratomileusis (MKM). The 1990s has seen an increasing use in the United States, and throughout the world, in a number of surgical procedures and devices to correct human vision impairment, including myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Such procedures including radial keratotomy ("RK"), in which incisions are made in the cornea to flatten the anterior surface and photorefractive keratotomy ("PRK") in which excimer or solid-state lasers are employed to alter the surface and shape of the cornea. MKM procedure employs a microkeratome device to remove the patient's corneal cap after which a second resection is made in the stroma. The cap is then replaced, adhering to the eye without the aid of sutures. LASIK is a combined procedure, utilizing a microkeratome to make a "flap" on the cornea, folding the flap back and employing a laser to alter the stroma, and then replacing the corneal flap to its original position. Sales of MKM and LASIK equipment by the Company during 1996, almost all of which were export sales, accounted for approximately 12% of all net sales of the Company.

Sales and Marketing

The Company marketed its products in the United States in 1996 through field sales representatives to ophthalmologists, hospitals, health-care buyer groups, outpatient clinics, health maintenance organizations and surgicenters. At December 31, 1996, the Company had eight field sales representatives, several of which are corporate entities employing more than one representative, compared to thirteen representatives at December 31, 1995. All such representatives are independent contractors of the Company and are not employees.

The Company's domestic customers generally obtain lenses on a consignment basis with actual title passing and invoicing occurring when the lens is implanted. As of December 31, 1996, the Company had approximately 5,000 lenses on consignment. No single customer accounted for ten percent or more of the Company's net sales for any of the last three fiscal years.

For international sales, the Company generally grants nonexclusive distribution rights for specified countries or territories to independent distributors. Exclusive distribution rights, which are rarely granted, are awarded based upon superior performance and distribution capabilities. The Company presently distributes its products through 15 international distributors whose agreements are subject to renewal based on performance. Export sales in 1996 and 1995 were $578,812 and $951,643, respectively.

Competition

The markets for the Company's products are characterized by rapidly evolving technology and intense competition. The Company competes with major pharmaceutical and medical device companies. Most of these companies have substantially greater financial and other resources, larger research and development staffs, and more extensive marketing and manufacturing organizations than the Company.

IOLs. In 1996, the Company's competitors with respect to IOLs included Iolab, Chiron Ophthalmics, Storz, Staar, Alcon, Allergan, and Mentor Ophthalmics, all of which sold IOLs domestically and internationally. The Company also competed in the United States with several small manufacturers, as well as in the international market with several United States manufacturers who sell exclusively in that market.

Throughout the 1990s, the use of "soft" or "foldable" IOLs has grown in popularity among surgeons. The Company does not offer foldable lenses, which the Company estimates comprised more than 50% of the United States IOL market in 1996.

In the "hard" lens segment of the United States market, the Company relies upon a varied product selection, aggressive pricing and individualized customer service. The Company estimates that its sales of IOLs accounted for less than one percent of the United States IOL market in 1996.

In the international market, the primary competitive factors are price and product offerings. The fact that the Company's products are approved by the FDA for sale in the United States is an important factor in the Company's ability to make export sales. In 1996, international sales accounted for 24% of the total Company's IOL sales volume on a revenue basis and 35% on a units-sold basis.

MKM and LASIK Equipment. Domestic sales of the Company's MKM and LASIK equipment in 1996 were insignificant as lack of working capital to market and promote the Company's products and to make desired product improvements hampered the Company's sales efforts for this product line.

The United States domestic market was dominated in 1996 by Chiron Ophthalmics, which has far greater financial, technical and market resources than the Company.

Export sales of MKM and LASIK equipment in 1996 were $212,520, but the Company does not maintain an established sales, distribution and service network in the international market for its MKM and LASIK equipment.

FDA Regulation

The manufacture and sale of IOLs requires prior approval by the FDA of an application for an Investigational Device Exemption ("IDE") on a parent lens. The "Parent Lens" is the original lens involved in a patient study undertaken to show the safety and effectiveness of the materials used in forming the lens and the lens design. This application contains, among other things, a description of the lens design, the materials to be used, and the proposed manufacturing process. Upon FDA acceptance of an IDE, a company may commence sales to a group of ophthalmologists who serve as clinical investigators for the lens (the "Core Group"). The Core Group performs a defined number of implant procedures for each intraocular lens style. The results of the implant procedures are then submitted to the FDA. If the results are favorable, the FDA will permit the company on whose behalf the IDE is filed to sell the lens on a less restricted basis. The final stage of review involves filing an application for pre-market approval ("PMA") with the FDA. PMA is granted based on results of clinical investigations and, if approved, allows the lens to be sold for general domestic implant purposes. Each new lens design must comply with these procedures. (See "Products").

FDA regulations require the Company to comply with "Good Manufacturing Practices" ("GMPs") regarding the manufacture of IOLs and to maintain complete traceability of each lens implanted, including pertinent information about each patient. Any adverse reactions to an implant must be reported to the FDA.

In June 1990, the Company received pre-market approval ("PMA") on its Parent Lens and three supplements, which included several three-piece lens designs with PMMA loops. In September 1990, the Company received approvals for supplements on both single-piece and biconvex lens designs introduced by the Company to address the fastest growing segment of the IOL market, small incision products. In September 1991, the Company's 5.0mm lens received PMA status from the FDA. As a result of the above approvals, 90% of the Company's IOL product line has received FDA approval.

In March 1994, the Company acquired certain assets of a company manufacturing a microkeratome unit under the name of MicroPrecision(TM). The assets included patent rights and FDA 510K approval of the keratome system. These products are manufactured under the name MicroPrecision(TM) and distributed through the Company's domestic and international distribution networks.

Research and Development

In 1991, the Company entered into an agreement with Ronald P. Jensen, M.D., to consult with the Company with respect to the development of viscoelastic material whereby he granted to the Company a right of first refusal for the development of any such viscoelastic material that may be developed by Dr. Jensen for a five-year period beginning December 1993. The Company was required to pay to Dr. Jensen $200,000 over such five-year period.

In 1996, the Company was not working with any viscoelastic material developed by Dr. Jensen and was in default of its payments to Dr. Jensen. In February 1998, the Company renegotiated its contract with Dr. Jensen, which now extends to the year 2000 and requires further payments totaling $100,000. The Company still does not work on any viscoelastic material developed by Dr. Jensen.

In 1995, the Company had research and development expenses totaling $167,000, primarily for research in the fields of corneal topography, glaucoma and soft/foldable lens technology. In 1996, due to a lack of working capital, the Company ceased research and development activities on corneal topography and glaucoma technologies and reduced work on soft/foldable lens technology to in-house research which is not separately accounted for but which would be immaterial if separately accounted for.

Product Liability

The testing, market, and sale of human health care products entail an inherent risk of allegations of product liability. Although the Company has not incurred any material product liability to date, whether insured or uninsured, there can be no assurance that substantial product liability claims will not be asserted against the Company.

In 1996, the Company allowed its product liability insurance to lapse so that there is no insurance coverage in the event the Company is confronted with any more product liability claims.

Raw Materials

The raw materials used by the Company in the manufacture of IOLs are cast PMMA and extruded PMMA. (See "Products"). Although these raw materials are only available through a limited number of suppliers, they are generally available. The Company has an adequate supply of the PMMA materials on hand to meet short-term production requirements and does not anticipate that the availability of PMMA will restrict its ability to meet production demands.

Patents, Trademarks, and Licenses

The Company is not reliant upon patent protection for the marketing of its IOLs and believes that its ability to effectively compete in the IOL marketplace is dependent upon other factors. (See "Competition"). There are no patents, trademarks, or licenses which are material to the business and operations of the Company, except its approvals from the FDA to market IOLs in the United States (See "FDA Regulation").

Employees

As of December 31, 1996, the Company had 12 full-time employees in the United States. The Company also employed 32 full-time employees in its Mexicali, Mexico facility.

Item 2.  Properties.

In 1996, the Company's executive, manufacturing, and administrative offices were located in approximately 19,500 square feet of leased office space in St. Paul, Minnesota. The Company also leased 7,400 square feet in a building located in Mexicali, Mexico for use as a manufacturing plant pursuant to the Maquiladora program administered by the United States and Mexican governments. In general, all of the Company's premises are nearly fully utilized and considered to be in good condition and adequate for the purposes for which they are being used.

Item 3.  Legal Proceedings.

The Company was a defendant in 1996 in several lawsuits brought by creditors of the Company to collect monies due and payable by the Company, including the following:

         Dr. Ronald P. Jensen brought suit in 1996 in the United States District Court for the Central District of California for breach of a consulting contract, claiming damages of $111,000 plus interest and costs. The suit was settled in February 1998 in the amount of $25,000 plus a renegotiated consulting arrangement providing for the payment by the Company of $100,000 over a two-year period beginning June 1, 1998.

         Dr. Richard Lindstrom brought suit in 1996 in the District Court, Second Judicial District, County of Ramsey, Minnesota, against the Company alleging breach of agreement of the Company arising out of payments due to Dr. Lindstrom and a leasing company for the lease of equipment by the Company. Plaintiff sought damages in excess of $50,000. The matter was settled in June 1997 through the provision of IOLs to Dr. Lindstrom in lieu of cash payments.

         James A. Greiling and Laurie S. Callerstom, former employees and officers of the Company, together brought suit against the Company in 1996 in the District Court, Second Judicial District, County of Ramsey, Minnesota, claiming unpaid salary, interest and certain unreimbursed expenses. The matter was settled in 1996 and all amounts due thereunder were paid in full.

         The law firm of Christie, Parker & Hale brought suit in 1996 against the Company to collect legal fees owing to it in connection with that law firm's representation of the Company in a patent infringement suit against the Company that was settled in 1995. The suit was entered in the Superior Court of California, County of Los Angeles. Default judgment in the amount of approximately $43,000 was entered against the Company in 1996. Christie, Parker & Hale has agreed to forego action against the Company on its judgment as long as the Company remains current on a schedule of payments totaling $43,000, agreed upon by the parties. As of

         April 1998, the Company was current in its payment schedule.

In September 1996, Dr. Samuel Yankelove brought suit against the Company in the 164th Judicial District Court of Harris County, Texas, claiming damages for an alleged defective item of equipment sold by the Company to Dr. Yankelove. In March 1998, the Company entered into an Agreed Judgment with the plaintiff providing for the payment by the Company of $30,000 over more than a three-year period.

There are several other lawsuits pending against the Company which individually or in the aggregate are not material to the business or financial condition of the Company either because the amounts are not material or the liability is covered by applicable insurance.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Common Stock of the Company is traded in the Over-The-Counter ("OTC") market and is quoted on the National Service "Pink Sheets". Set forth below are the high and low bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for each full quarterly period during 1995 and 1996 as reported by the National Quotation Bureau. From time to time, during the periods indicated, trading activity in the Company's stock was infrequent. No dividends have ever been declared by the Company. As of April 10, 1998 there were approximately 570 record holders of the Company's Common Stock.

         Period                  High Bid                Low Bid
         ------                  --------                -------
  Quarter Ended:
    03-31-95                    $0.50                   $0.50
    06-30-95                    $0.16                   $0.16
    09-30-95                    $0.14                   $0.125
    12-31-95                    $0.125                  $0.125
    03-31-96                    $0.125                  $0.125
    06-30-96                    $1.0625                 $0.125
    09-30-96                    $0.75                   $0.40625
    12-31-96                    $0.40625                $0.09375

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

The Company incurred substantial losses since the beginning of the 1994 fiscal/calendar year and throughout 1995 and 1996 had a net capital deficiency. As a result, the Company experienced severe working capital shortages in 1996, was compelled to curtail or reduce marketing and sales promotion and new product development activities, and was in default of several contractual obligations which threatened the ability of the Company to continue operations.

The Company was unable in 1996 to raise equity capital or to restructure its debt obligations to provide relief to its liquidity shortages, a situation which continued through 1997 and into early 1998 until it entered into a "reverse acquisition" transaction with Star Tobacco and Pharmaceuticals, Inc. (see the Company's Current Report on Form 8-K dated February 19, 1998, filed with the Securities and Exchange Commission).

Results of Operations - Fiscal 1996 Compared to Fiscal 1995

Net sales for the year ended December 31, 1996 were $2,293,311, a decrease of $1,871,676 (45%) from sales of $4,164,987 for the year ended December 31, 1995. In 1996, 75% of the Company's sales were in the domestic market and 25% were in the international market. This compares to a market mix of 77% domestic sales and 23% international sales in 1995.

Sales of IOLs comprised 88% of net sales in 1996, with the balance of sales being primarily MKM and LASIK equipment. This is the same percentage as in 1995.

In 1996, industry-wide pricing pressures were reflected in a decrease in the average unit price per domestic sale of approximately 6% from 1995. Unit sales in the United States also decreased from 1995 by approximately 41%, reflecting continuing industry trend of greater sales of soft/foldable lenses, which the Company does not offer, as well as the Company's lack of working capital to provide marketing and sales support for its independent sales force. The Company's unit sales in the United States were also adversely affected by a reduction in the number of sales representatives soliciting sales of the Company's products.

Sales of MKM and LASIK equipment declined 49% in 1996 from 1995, or from $541,000 to $275,000. The decline is principally attributable to the inability of the Company to conduct sales promotion activities, such as skills transfer courses, and to provide product design improvements in both cases due to a lack of working capital funds. More than 95% of net sales of this equipment in 1996 reflects export sales, compared to approximately 45% in 1995.

Gross profit, as a percentage of net sales, decreased to 65% in 1996 from 66% in 1995. The slight decrease is attributable to a continuing erosion of per unit prices of IOLs only partially offset by a greater proportion of IOL sales in the domestic market for which the gross margin is higher than for export sales.

Selling and marketing expenses decreased to 27% of net sales in 1996 from 40% of net sales in 1995, due primarily to sharply lower marketing expenses, due to the Company's lack of working capital, and to slightly lower commission rates.

General and administrative expenses were 46% of net sales in 1996 compared to 33% of net sales in 1995. As sales volume decreased dramatically during 1996, the Company was not able to reduce its general and administrative expenses at the same rate. In addition, fixed costs, such as rent, became a larger percentage when juxtaposed against sales revenue.

Research and development expense decreased from $144,627 in 1995 to $24,530 in 1996. Because of a severe lack of working capital, the Company abandoned, in late 1995 and early 1996, research and development projects related to potential new products in the fields of corneal topography and glaucoma. A project to develop a soft/foldable IOL was significantly cut back and only relatively immaterial expense was incurred on this project in 1996, which expense was accounted for as manufacturing labor.

Interest expense declined from $196,760 in 1995 to $144,627 in 1996. In both years, the amount of borrowed debt of the Company was related principally to accounts receivable which were lower throughout 1996 compared to 1995 because of lower sales, resulting in lower interest accruals. The decrease in interest on borrowed debt was only partially offset by a higher amount of interest incurred with respect to certain past due obligations to creditors who charged interest on past due amounts.

Net loss in 1996 was $213,816 compared to net loss of $992,573 in 1995. The decline was due primarily to the factors noted above. Also in 1995, the Company suffered losses of $369,088 relating to a joint venture for the development of corneal topography technology and representing a complete write-off of the Company's investment in the joint venture. 1996 results were favorably impacted by a judgment of $161,053 received by the Company in a lawsuit against a competitor for wrongful product disparagement, offset by approximately $105,000 incurred for legal fees.


Item 7.  Financial Statements.

An index to the financial statements filed as part of this report appears at Page F-1. The financial statements appear at Pages F-2 through F-12 of this Report.

This Report does not include any report of independent auditors with respect to the Company's consolidated balance sheet at December 31, 1995, and related statement of operations, of shareholders' (deficit) equity and of cash flows for the year then ended, as required by the rules and regulations of the Securities and Exchange Commission with respect to Annual Reports on Form 10-KSB. Such financial statements were filed with the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995, including a report of independent auditors therein. The Company is not aware of any matters which would cause it to modify any of such financial statements.


Item 8.  Changes in and Disagreements with Accountants and Financial Disclosure.

On December 19, 1996, Price Waterhouse LLP ("Former Auditors") resigned as the Company's independent accountant. In its reports for the Company's 1995 and 1994 fiscal years, the Former Auditors expressed "substantial doubt about the Company's ability to continue as a going concern." During the 1995 and 1994 fiscal years and the interim period through December 19, 1996, there were no disagreements between the Company and the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

On March 5, 1998, the Board of Directors of the Company engaged Olsen, Thielen & Co., Ltd. ("New Auditors") as the Company's new independent auditors to audit the Company's financial statements for the years ended December 31, 1996 and December 31, 1997. The Company had not, prior to such engagement, consulted the New Auditors regarding any financial statement matters, or otherwise, of the Company.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrants.

Following is a list that sets forth the names, ages, and positions (a) of all executive officers, significant personnel, and directors as of April 15, 1998, of the Company and of Star Tobacco and Pharmaceuticals, Inc. ("Star"), the Company's subsidiary acquired by the Company on February 6, 1998, and (b) all executive officers and directors of the Company during the 1996 fiscal year of the Company:

       Name                    Age             Position(s)
       ----                    ---             -----------
Samuel P. Sears, Jr.           54     Chairman of the Board(1), Chief Executive
                                      Officer(1), and Director of the Company
                                      and of Star

John M. Gallahan               42     President, Chief Operating Officer, and
                                      Director of Star and Director of the
                                      Company(1)

Robert J. Fitzsimmons          61     President and Director of the Company;
                                      Chairman of the Board and Chief Executive
                                      Officer of the Company until February 6,
                                      1998

Jonnie R. Williams             42     Director of Product Development and
                                      Director of Marketing of Star

Robert J. DeLorenzo, M.D.,     50     Director of the Company and Medical
Ph.D., M.P.H.                         Research Director of Star

Larry Leiske, M.D.             60     Director of the Company until February 5,
                                      1998

Paul H. Lamb, III              65     Director of Star

Debra McCoy Seagrist           39     Vice President - Product Development of
                                      the Company until August 1997

    (1)  elected to such position on February 6, 1998

All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors. As of April 15, 1998, neither the Company nor Star had any employment agreements.

Samuel P. Sears, Jr. has been Chairman, Chief Executive Officer, and Director of Star since September 1994. He has been a Director of the Company since 1985, and its Chairman and Chief Executive Officer since February 6, 1998. From April 1993 to September 1994, Mr. Sears was "Of Counsel" to the New York law firm of LeBouef, Lamb, Green & MacRae. Prior to April 1993, Mr. Sears was Managing Partner of the Boston law firm of Burns & Levinson.

John M. Gallahan has been President, Chief Operating Officer, and a Director of Star since October 1995. From 1991 to 1995, he was Vice President, Air Express International Corporation, of Darien, Connecticut. Mr. Gallahan became a Director of the Company on February 6, 1998.

Robert J. Fitzsimmons has been President and a Director of the Company since 1985. For at least five years prior to February 6, 1998, Mr. Fitzsimmons was also Chairman and Chief Executive Officer of the Company.

Jonnie R. Williams has been Director of Product Development and Director of Marketing of Star since 1994. Mr. Williams is a principal stockholder of the Company and, until February 6, 1998, when the Company acquired all of the capital stock of Star, was a principal stockholder of Star. While not holding a position as Director or other officer position of the Company or Star, Mr. Williams exercises significant control over, and spends substantial amounts of business time to, the affairs of the Company and Star, and is considered a key executive and a controlling person of the Company. Since the late 1980s, Mr. Williams has been owner and President of Jonnie R. Williams Venture Capital Company, an entity engaged in providing venture capital financing to start-up businesses.

Robert J. DeLorenzo, M.D., Ph.D., M.P.H., became a Director of the Company on February 17, 1998, as well as its Medical Research Director. From 1985 to present, Dr. DeLorenzo has been: George B. Bliley III Professor and Chairman, Department of Neurology, Medical College of Virginia, Richmond, Virginia ("MCV"); Professor, Department of Pharmacology at MCV; Neurologist-in-Chief, MCV Hospitals; and (since 1986) Director, Molecular Neurobiology Research Facility at MCV.

Larry Leiske, M.D., was a Director of the Company from 1987 until February 6, 1998. Dr. Leiske has been in the private practice of ophthalmology since 1967 and has held teaching positions at the University of Southern California School of Medicine and the White Memorial Medical Center.

Paul H. Lamb III has been a Director of Star since 1990. Mr. Lamb has acted as a key advisor to Star on matters pertaining to tobacco products for at least the past five years.

Debra McCoy Seagrist resigned as Vice President - Product Development of the Company in August 1997, a position she had held for at least the five previous years.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 1996 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10.  Executive Compensation.

The following table sets forth certain information concerning compensation paid and accrued to the Chief Executive Officer of the Company for the three fiscal years ended December 31, 1997. The Chief Executive Officer was the only executive officer or significant employee whose annual compensation exceeded $100,000 in any of such fiscal years.

                                            Annual                  Annual Compensation        All Other
Individual                                  Compensation Paid       Accrued But Not Paid       Compensation
----------                                  -----------------       --------------------       ------------
Robert J. Fitzsimmons
     Chairman of the Board,                 1995 -    $179,156      1995 -    $    --          1995 - (2)
     President and Chief Executive          1996 -    $103,179      1996 -    $ 58,831(1)      1996 - 15,706
     Officer                                1997 -    $ 15,456      1997 -    $147,619(1)      1997 - 15,706

         (1) See "Item 12. Certain Relationships and Related Transactions" below regarding the issue to Mr. Fitzsimmons of shares of Common Stock of the Company in partial consideration of the cancellation of indebtedness of the Company to Mr. Fitzsimmons, including indebtedness for accrued compensation set forth in the above table.

         (2)  Less than 10% of compensation paid for year.

The Company entered into a five-year employment agreement with Robert J. Fitzsimmons on November 1, 1989, which provided that Mr. Fitzsimmons would serve as Chief Executive Officer of the Company at an annual salary of $120,000 subject to increase by the Board of Directors. Such agreement was renewed for an additional five-year term beginning November 1, 1994. Mr. Fitzsimmons' annual salary was increased twice by the Board, once in 1990 and again in 1991, to a level of $192,000. Mr. Fitzsimmons' employment agreement provided that, in the event of a hostile change in control of the Company, and in the event Mr. Fitzsimmons' employment was terminated as a result thereof, the Company was obligated to make a cash payment to Mr. Fitzsimmons totaling 299.99% of his average annual base salary during the five-year period prior to termination. This employment agreement was canceled on February 6, 1998, with Mr. Fitzsimmons releasing the Company from any liability under the agreement in consideration for the issue of shares of Common Stock of the Company to Mr. Fitzsimmons. (See "Item 12. Certain Relationships and Related Transactions" below.)

In 1994, Mr. Fitzsimmons was granted an option to acquire 150,000 shares of Common Stock at an exercise price of $0.50 per share. The option was exercisable with respect to 50,000 shares at year end. The option was due to expire on February 28, 1999. As of year end, the option was out-of-the-money. No options were granted to Mr. Fitzsimmons in 1996. See "Certain Relationships and Related Transactions."

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 30, 1998, certain information with respect to the beneficial ownership of the Company's Common Stock and the Company's Series B Preferred Stock by each beneficial owner of more than 5% of the Company's Common Stock, each Director of the Company, and all Directors and Officers and significant personnel of the Company and of Star as a group.


                                                                                                     Percentage
                                                                                    Percentage of    of Voting
                                                                                       Voting        Rights of
                                                                                      Rights of      Securities
                                                                                     Securities     Owned if All
                                                                                     Owned Prior     Shares of
                                                    Amount of         Percentage    to Conversion     Series B
    Name and Address              Amount of          Series B         of Series B    of Series B     Preferred
of Individual or Identity           Common          Preferred          Preferred      Preferred      Stock are
        of Group                   Stock(1)          Stock(1)            Stock        Stock(1)      Converted(1)
-------------------------         ----------        ----------        -----------   -------------   ------------
Jonnie R. Williams..............  42,498,890(2)(3)  12,956,979(2)(3)     93.7           44.7            79.7
16 S. Market Street
Petersburg, VA 23803

Francis E. O'Donnell,
  Jr., M.D. ....................  42,498,890(2)(4)  12,956,979(2)(4)     93.7           44.7            79.7
709 The Hamptons Lane
Chesterfield, MO 63017

Robert J. Fitzsimmons...........   1,152,281               -0-            -0-            7.9             2.2
1997 Sloan Place
St. Paul, MN 55117

Samuel P. Sears, Jr.............     440,600           60.9756             .4            1.9              .8
16 S. Market Street
Petersburg, VA 23803

Robert J. DeLorenzo, M.D.,
  Ph.D., M.P.H. ................     500,000           60.9756             .4            2.3              .9
Medical College of Virginia
MCV Box 980599
Richmond, VA 23298

John M. Gallahan................     200,000           60.9756             .4             .2              .4
16 S. Market Street
Petersburg, VA 23803

All Directors and...............  44,791,177        13,139.904           95.0           57.0            84.0
Officers and Significant
Personnel

------------------
(1) Shares of Series B Preferred Stock are convertible into shares of Common Stock at the rate of 3,280 shares of Common Stock for each share of Series B Preferred Stock. Consequently, shares of Common Stock shown in the table include shares of Common Stock into which the shares of Series B Preferred Stock are convertible. Shares of Common Stock, Class A Preferred Stock and Series B Preferred Stock all vote as one class. Holders of Common Stock are entitled to one vote for each share held, and holders of Series B Preferred Stock are entitled to five hundred votes for each share held.

(2) Includes 11,573.8311 shares of Series B Preferred Stock, convertible into 37,962,166 shares of Common Stock, owned of record by Regent Court Partnership, a general partnership of which Jonnie R. Williams and Francis
      E. O'Donnell, Jr., are the sole partners.

(3) Includes 691.5740 shares of Series B Preferred Stock, convertible into 2,268,362 shares of Common Stock, owned by a trust for the benefit of the children of Jonnie R. Williams. Mr. Williams disclaims beneficial ownership of these shares.

(4) Includes 691.5740 shares of Series B Preferred Stock, convertible into 2,268,362 shares of Common Stock, owned by a trust for the benefit of the descendants of Francis E. O'Donnell, Jr. Also includes 691.5740 shares of Series B Preferred Stock, convertible into 2,268,362 shares of Common Stock, owned by trusts of which Dr. O'Donnell is trustee but in which neither he nor any member of his family has a beneficial interest. Dr. O'Donnell disclaims any beneficial interest in such shares.

Item 12.  Certain Relationships and Related Transactions.

Throughout 1996, the Company owed Robert J. Fitzsimmons, Chairman of the Board, President and Chief Executive Officer of the Company during that year, the sum of $172,500 plus accrued interest in consideration for loans provided by Mr. Fitzsimmons in March 1994 and April 1995. The sums bear interest at two percent (2%) in excess of the prime rate. At December 31, 1996, the amount of accrued interest was $48,343.

In February 1994, the Company issued to Mr. Fitzsimmons a stock option to acquire 150,000 shares of Common Stock at $0.50 per share. The option was due to expire on February 28, 1999. On February 5, 1998, 50,000 of such shares were exercisable and options to purchase 100,000 shares were exercisable only upon satisfaction of certain conditions which had not yet occurred. On February 6, 1998, the Company agreed to issue to Mr. Fitzsimmons a total of 887,500 shares of Common Stock of the Company in consideration for (i) cancellation of indebtedness of the Company to Mr. Fitzsimmons for unpaid compensation and for the loans of Mr. Fitzsimmons to the Company in the aggregate amount at February 6, 1998 of $378,950, (ii) the mutual termination of Mr. Fitzsimmons' employment contract with the Company (See "Item 10. Executive Compensation" above), and
(iii) cancellation of options held by Mr. Fitzsimmons to purchase shares of Common Stock of the Company, as described above.

Samuel P. Sears, Jr., a Director of the Company and, effective February 6, 1998, Chairman and Chief Executive Officer of the Company, provided legal services to the Company during 1995 and 1996. Fees payable to Mr. Sears for such services for those years were $38,175 and $500, respectively. As of December 31, 1996, Mr. Sears was owed a total of $56,332 for legal services. In February 1998, Mr. Sears received a total of 225,300 shares of Common Stock in consideration of cancellation of such indebtedness.

In November 1993, the Company issued to Mr. Sears a stock option to acquire 50,000 shares of Common Stock at $0.50 per share in recognition of his services as a Director and counsel to the Company since 1985. The option was due to expire on January 31, 2001. On February 6, 1998, the Company issued to Mr. Sears 15,000 shares of Common Stock of the Company in consideration of the cancellation of his stock option.


Item 13.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  An index to exhibits filed as part of this Report or incorporated herein by reference appears at Pages 15 to 18 of this Report.

         (b)      Reports on Form 8-K

                  Not applicable.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EYE TECHNOLOGY, INC.
                                  (Registrant)


By: /s/ SAMUEL P. SEARS, JR.
   ----------------------------------------------------------------------------
Dated: April 20, 1998         Samuel P. Sears, Jr., Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ JOHN M. GALLAHAN
   ----------------------------------------------------------------------------
Dated: April 20, 1998         John M. Gallahan, Director



By: /s/ ROBERT J. FITZSIMMONS
   ----------------------------------------------------------------------------
Dated: April 20, 1998         Robert J. Fitzsimmons, Director



By: /s/ SAMUEL P. SEARS, JR.
   ----------------------------------------------------------------------------
Dated: April 20, 1998         Samuel P. Sears, Jr., Director

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES


                   Index to Consolidated Financial Statements


     Description                                                      Page
     -----------                                                      ----

1.   Independent Auditors' Report                                      F-2

2.   Consolidated Balance Sheet - December 31, 1996 and 1995           F-3

3.   Consolidated Statement of Operations
     for the Two Years Ended December 31, 1996                         F-4

4.   Consolidated Statement of Stockholders' Deficit
     for the Two Years Ended December 31, 1996                         F-5

5.   Consolidated Statement of Cash Flows
     for the Two Years Ended December 31, 1996                         F-6

6.   Notes to Consolidated Financial Statements                        F-7

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Eye Technology, Inc.
St. Paul, Minnesota


We have audited the accompanying consolidated balance sheet of Eye Technology, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eye Technology, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



St. Paul, Minnesota                            /s/ OLSEN THIELEN & CO., LTD.
April 13, 1998

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995
              (1995 is not covered by Independent Auditors' Report)

================================================================================

                                     ASSETS
                                                                                  1996              1995
                                                                               -----------      -----------
 CURRENT ASSETS:
      Cash                                                                     $    64,266      $     5,649
      Accounts Receivable, Net of Allowance for Doubtful
           Accounts of $180,000 and $107,000                                       102,623          472,695
      Inventories                                                                1,049,257        1,085,867
      Prepaid Expenses and Other                                                     4,413           39,781
                                                                               -----------      -----------
           Total Current Assets                                                  1,220,559        1,603,992
                                                                               -----------      -----------

 PROPERTY AND EQUIPMENT:
      Machinery and Equipment                                                      498,516          641,080
      Furniture and Fixtures                                                       272,040          272,158
      Leasehold Improvements                                                        39,838           39,838
                                                                               -----------      -----------
           Total                                                                   810,394          953,076
      Less Accumulated Depreciation                                                733,389          859,108
                                                                               -----------      -----------
           Net Property and Equipment                                               77,005           93,968
                                                                               -----------      -----------

 OTHER ASSETS
      Purchased Technology                                                         414,434          635,508
      Other                                                                         23,225           25,009
                                                                               -----------      -----------
           Total Other Assets                                                      437,659          660,517
                                                                               -----------      -----------

 TOTAL ASSETS                                                                  $ 1,735,223      $ 2,358,477
                                                                               ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
      Notes Payable to Related Party                                           $   172,500      $   152,000
      Current Portion of Long-Term Debt                                            796,520          897,480
      Accounts Payable                                                             405,399          598,306
      Accrued Professional Fees                                                    491,477          466,664
      Accrued Compensation                                                         124,517          151,647
      Accrued Commissions                                                          153,575          202,596
      Other Accrued Liabilities                                                    219,271          230,049
                                                                               -----------      -----------
           Total Current Liabilities                                             2,363,259        2,698,742
                                                                               -----------      -----------

 LONG-TERM DEBT                                                                         --           73,920
                                                                               -----------      -----------

 COMMITMENTS AND CONTINGENCIES

 REDEEMABLE PREFERRED STOCK, Class A, Convertible,
      2,570 shares issued and outstanding at liquidation value                     257,000          257,000
                                                                               -----------      -----------

 STOCKHOLDERS' DEFICIT:
      Common Stock, $.01 par value, 10,000,000 shares authorized 3,435,190
           and 3,438,656 shares issued and outstanding, respectively                34,352           34,387
      Additional Paid-In Capital                                                 8,777,505        8,777,505
      Accumulated Deficit                                                       (9,696,893)      (9,483,077)
                                                                               -----------      -----------
           Total Stockholders' Deficit                                            (885,036)        (671,185)
                                                                               -----------      -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $ 1,735,223      $ 2,358,477
                                                                               ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
              (1995 is not covered by Independent Auditors' Report)

================================================================================

                                                       1996             1995
                                                   -----------      -----------
 SALES                                             $ 2,293,311      $ 4,164,987

 COST OF GOODS SOLD                                    810,373        1,436,262
                                                   -----------      -----------

 GROSS PROFIT                                        1,482,938        2,728,725
                                                   -----------      -----------

 OPERATING EXPENSES:
      Selling and Marketing                            612,974        1,652,014
      General and Administrative                     1,044,289        1,356,005
      Research and Development                          24,530          166,798
                                                   -----------      -----------
           Total Operating Expenses                  1,681,793        3,174,817
                                                   -----------      -----------

 LOSS FROM OPERATIONS                                 (198,855)        (446,092)
                                                   -----------      -----------

 OTHER INCOME (EXPENSES):
      Write-off of Investment in Joint Venture              --         (274,422)
      Equity in Loss of Joint Venture                       --          (94,666)
      Litigation Settlement                            161,053               --
      Interest Expense                                (144,627)        (196,760)
      Other                                            (31,387)          19,367
                                                   -----------      -----------
           Total Other Income (Expenses)               (14,961)        (546,481)
                                                   -----------      -----------

 NET LOSS                                          $  (213,816)     $  (992,573)
                                                   ===========      ===========

 BASIC AND DILUTED NET LOSS PER SHARE              $      (.06)     $      (.29)
                                                   ===========      ===========

 WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                             3,436,923        3,418,406
                                                   ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
              (1995 is not covered by Independent Auditors' Report)

================================================================================

                                                Common Stock               Additional
                                         --------------------------         Paid-In         Accumulated
                                           Shares          Amount           Capital           Deficit
                                         ----------      ----------        ----------       ------------

 BALANCE on December 31, 1994             3,401,156        $ 34,012        $8,727,880       $(8,490,504)

      Issuance of Common Stock for
           Accrued Liability                 37,500             375            49,625
      Net Loss                                                                                 (992,573)
                                         ----------        --------        ----------       -----------

 BALANCE on December 31, 1995             3,438,656          34,387         8,777,505        (9,483,077)

      Stock Cancelled                        (3,466)            (35)
      Net Loss                                                                                 (213,816)
                                         ----------        --------        ----------       -----------

 BALANCE on December 31, 1996             3,435,190        $ 34,352        $8,777,505       $(9,696,893)
                                         ==========        ========        ==========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
              (1995 is not covered by Independent Auditors' Report)

================================================================================

                                                                           1996           1995
                                                                        ---------      ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                          $(213,816)     $(992,573)
      Adjustments to Reconcile Net Loss to Net Cash
           Provided By Operating Activities:
                Depreciation and Amortization                             236,884        197,198
                Write-off of Investment in Joint Venture                       --        274,422
                Equity in Loss of Joint Venture                                --         94,666
                Gain on Disposal of Property and Equipment                 (8,847)        (4,000)
                (Increase) Decrease In:
                     Accounts Receivable                                  370,072        325,586
                     Inventories                                           36,610        225,172
                     Prepaid Expenses and Other                            37,152         12,071
                Increase (Decrease) In:
                     Accounts Payable and Accrued Liabilities            (255,023)       239,930
                                                                        ---------      ---------
                          Net Cash Provided By Operating Activities       203,032        372,472
                                                                        ---------      ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of Equipment                                                    --        (10,075)
      Proceeds Received on Sale of Equipment                               10,000          4,000
                                                                        ---------      ---------
           Net Cash Provided By (Used In) Investing Activities             10,000         (6,075)
                                                                        ---------      ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Issuance of Long-Term Debt and Notes Payable          516,832         53,587
      Principal Payments on Long-Term Debt and Notes Payable             (671,212)      (556,961)
      Common Stock Cancelled                                                  (35)            --
                                                                        ---------      ---------
           Net Cash Used In Financing Activities                         (154,415)      (503,374)
                                                                        ---------      ---------

 NET INCREASE (DECREASE) IN CASH                                           58,617       (136,977)

 CASH at Beginning of Year                                                  5,649        142,626
                                                                        ---------      ---------

 CASH at End of Year                                                    $  64,266      $   5,649
                                                                        =========      =========

 SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest Paid                                                     $  87,399      $ 165,319
      Non Cash Transactions:
           Debt Issued for Accounts Payable                                    --         50,000
           Debt Issued for Accrued Liabilities                                 --        150,952
           Common Stock Issued for Accrued Liabilities                         --         50,000


The accompanying notes are an integral part of the consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (1995 information is not covered by Independent Auditors' Report)

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of Business - Eye Technology, Inc. (the Company) researches, designs, develops, manufactures and sells intraocular lenses and other ophthalmic products. Export sales in 1996 and 1995 were approximately $579,000 and $952,000. No one geographical area was significant. No customer accounted for 10% or more of the Company's net sales during any of the periods presented.

B. Operations and Cash Flow - As reflected in the accompanying consolidated financial statements, the Company has incurred losses from operations and has a net capital deficiency. In addition, the limited availability of additional working capital indicates uncertainty as to whether current financing arrangements will be sufficient to fund current operations and financial commitments. The Company has significant current debt obligations and is in default under these debt obligations which gives the lenders the right to call the obligations at their discretion. The Company also is in technical default on its obligations in conjunction with the purchase of technology (See Note 6).

Management continues to pursue various financing alternatives, and is in the process of raising additional capital which it believes will be sufficient for the Company to continue normal operations. In addition, the shareholders of the Company have agreed to financially support the operations of the entity and believe they have the ability to do so.

C. Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.

D. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

E. Fair Value of Financial Instruments - The Company's financial instruments consist of cash, short-term trade receivables and payables for which the current carrying amounts approximate fair market value. Additionally, the borrowing rates currently available to the Company approximate the rates for debt agreements with similar terms and average maturities.

F. Inventories - Inventories are recorded at the lower of first-in, first-out cost or market. Inventories consist of the following:

                                  1996           1995
                               ----------     ----------
      Raw Materials            $    5,626     $   25,052
      Work in Process             471,135        373,576
      Finished Goods              572,496        687,239
                               ----------     ----------

                               $1,049,257     $1,085,867
                               ==========     ==========

G. Property and Equipment - Property and equipment are recorded at cost. Additions, improvements or major renewals are capitalized. Any gains or losses on property and equipment retirements are reflected in the current year's operations. Depreciation is computed using the straight-line method over estimated useful lives as follows:

     Machinery and equipment                     10 years
     Furniture and fixtures                  3 to 5 years
     Leasehold improvements                 Term of lease

H. Research and Development Costs - Research and development costs are expensed.

I. Purchased Technology - The Company acquired technology in 1994 (See Note 6). As the result of industry advances, this technology is becoming outdated more rapidly than originally estimated, and sales volumes are not meeting original expectations. The Company has evaluated its investment in this technology and reduced its estimated life from 10 years to 3 years beginning in 1996. Amortization expense included on the statement of operations was $221,075 in 1996 and $70,901 in 1995. Accumulated amortization was $291,976 and $70,901 as of December 31, 1996 and 1995.

J. Revenue Recognition - For domestic intraocular lens sales, which are regulated by the Food and Drug Administration, the Company generally recognizes revenue after the intraocular lenses have been surgically implanted and notification has been received from the physician or institution. For international sales, which are not regulated by the FDA, the Company recognizes revenue when the lenses are shipped. The Company generally recognizes revenue on equipment sales upon shipment of the product.

K. Loss Per Common Share - Net loss per common share is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Statement requires the Company to present its net income per share in basic and diluted forms and to restate net income per share from prior periods to conform with the new statements. No restatement of prior earnings per share was necessary. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share includes the dilutive effect of potential common shares outstanding. The Company's potential common shares outstanding include stock options and preferred stock. Basic and diluted earnings per share were the same in 1996 and in 1995 because all potential common shares were antidilutive for both years.


NOTE 2 - LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt and credit facility obligations consisted of the following:

                                                                                         1996                  1995
                                                                                    ---------------       --------------
     Line of credit facility with a finance company, which provides for borrowings determined periodically based on contractual percentages of accounts receivable and inventories, as defined in the loan agreement.
     Borrowings under the credit facility are payable on demand and bear interest at the bank's reference rate plus six percent (14.50% at December
     31, 1996). In February 1997 this agreement was terminated.                        $ 450,354             $ 577,252

     Obligations in conjunction with settlement of a lawsuit, payable in various monthly and quarterly installments through May 1997, with 10% to 13%
     interest. This obligation is callable by the holder due to the Company's
     default on scheduled installments.                                                $ 101,258             $ 101,258

     Obligation in conjunction with technology purchase, payable in monthly installments through May 1996, with 12% interest. Secured by purchased technology (See Note 6). This obligation is callable by the holder and subject to surrender of purchased technology due to the Company's default
     on scheduled installments.                                                           84,804               106,047

     Unsecured note payable to a partnership in monthly installments of $2,350, through June 1996, with 8% interest. This obligation is callable by the
     holder due to the Company's default on scheduled monthly installments.               72,164                72,164

     Obligation to a finance company, payable in monthly payments of $2,499 and
     $1,169 through December 1996 with 9% and 13% interest. This obligation is
     callable by the holder due to the Company's default on scheduled installments.       42,886                42,282

     Term note payable to bank.                                                           22,917                47,917

     Contracts payable in various monthly installments with 8% to 8.5% interest.
     Collateralized by equipment.                                                         22,137                24,480
                                                                                       ---------             --------
          Total                                                                          796,520              971,400
     Less: Current Portion                                                              (796,520)            (897,480)
                                                                                       ---------             --------

          Long-Term Debt                                                               $       -             $ 73,920
                                                                                       =========             ========


NOTE 3 - NOTES PAYABLE TO RELATED PARTY

The Company has various unsecured notes payable to an officer/shareholder. The notes are due on demand with interest at 2% in excess of the prime rate (8.5% at December 31, 1996).


NOTE 4 - JOINT VENTURE AGREEMENT

In 1992, the Company entered into a joint venture agreement to finance the completion of a laser corneal mapping system. The Company received a 33% equity interest in the joint venture. The Company has accounted for its investment under the equity method of accounting whereby the Company has recognized its share of the operating results of the joint venture as a component of its operations. During the fourth quarter of 1995 the Company determined that the cost to further develop and promote the product was in excess of future benefits and abandoned its efforts relating to this joint venture. Accordingly, the Company wrote off $274,422 of remaining joint venture interest, which principally represented the Company's unamortized cost in excess of the investee's tangible net assets (goodwill) which was being amortized over a ten year period.


NOTE 5 - PREFERRED STOCK AND STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company has 100,000 shares of $.01 par value preferred stock authorized which includes 4,000 shares of Class A Convertible Redeemable preferred stock. During May 1993, the Company sold 2,000 shares of Class A Convertible Redeemable Preferred Stock for $100 per share and issued 570 shares to retire debt. Each share of the Preferred Stock is convertible into 80 shares of common stock of the Company at the option of the holder. The Preferred Stock has the right to share in dividends declared on the Company's common stock and has certain liquidation preferences.

The Preferred Stock must be redeemed by the Company on June 30, 2000 at $100 per share. In addition, redemption of the Preferred Stock may be accelerated, at the option of the holder or the Company, subject to the Company receiving cumulative proceeds from the sale of shares of qualifying capital stock, as defined, of not less than $500,000. In the event of acceleration, the Preferred Stock would be redeemable at a price of $120 per share through July 1, 1994, and increasing at a rate of 8% each July 1 thereafter. The carrying value of the Preferred Stock does not include the potential additional acceleration premium as the Company has not sold this level of qualifying capital stock. Had accelerated redemption been required, the carrying value of the Preferred Stock would be $388,584 and $359,800 at December 31, 1996 and 1995.

COMMON STOCK

The Company has reserved up to 40,000 shares of common stock for issuance to certain sales representatives under an incentive stock performance plan. Under this plan, the Company may award shares of common stock as an incentive to the sales representatives who achieve designated sales performance criteria. Through December 31, 1996, the Company has awarded a total of 30,000 shares of common stock to four sales representatives. No awards were given in 1996 or 1995.

STOCK OPTIONS AND WARRANTS

The Company has reserved 200,000 shares of its common stock for issuance to officers and key employees under an incentive stock option plan. Generally, options become exercisable over a three year period and expire five years after the date of grant. Options are granted at an excess of the fair market value of the common stock on the date of grant. The following is a summary of Plan activity:

                                          Number of         Exercise
                                           Shares            Price
                                          ---------       ------------
 Balance, December 31, 1994                119,625        $ .38 - 2.50
 Canceled                                   61,625          .38 - 2.50
                                           -------
 Balance, December 31, 1995                 58,000                 .38
 Canceled                                    2,000                 .38
                                           -------
 Balance, December 31, 1996                 56,000                 .38
                                           =======

At December 31, 1996, options granted under the Plan to acquire 56,000 shares of common stock were exercisable and 109,750 were available for grant.

In November 1993, the Company issued a stock option, outside of the Plan, to a director of the Company to purchase 50,000 shares of common stock at an exercise price of $.50 per share. The option expires on January 31, 2001.

In February 1994, the Company issued a stock option, outside of the Plan, to the president/director of the Company to purchase 150,000 shares of common stock at an exercise price of $.50 per share. The option expires on February 28, 1999. Options to acquire 50,000 shares are presently exercisable. Options to purchase 100,000 shares are exercisable contingent upon the satisfaction of certain conditions which have not yet occurred.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases certain of its facilities and equipment under noncancelable operating leases which expire in 1998. Rent expense and future minimum rental commitments for these leases are as follows:

     Expense:
         1996                                        $    256,424
         1995                                             236,000
     Commitments:
         1997                                        $    187,415
         1998                                             155,176
                                                     -------------
              Total Commitments                      $    342,591
                                                     =============

TECHNOLOGY PURCHASE AGREEMENT

In March 1994, the Company entered into an agreement with a developer of a microkeratome unit to acquire certain of the company's technology including an FDA 510K certification for consideration of $769,500. Upon signing the agreement, the Company made a nonrefundable deposit of $200,000. Under the terms of the agreement, the Company is required to pay the balance of the purchase price in varying installments through May 1996. Should the Company be unable to comply with the payment terms of this agreement, the $200,000 deposit along with 50% of any payments made in excess of this amount will be forfeited and the Company will be required to surrender any and all rights to the assets referred to above. The Company is currently in default on its payments, however, the Company has not received notice from the note holder of mandatory surrender of the acquired technology and is attempting to become current on this past due amount.

CONSULTING AGREEMENTS

In connection with a negotiated settlement in August 1991, the Company entered into an agreement with a medical professional for consulting services to be rendered during the five-year period 1994 through 1998. Consulting fees under the agreement are $50,000 per year. In February 1998, the Company agreed to settle this agreement, including amounts in arrears, for a fee of $25,000 and further agreed to consulting services for quarterly fees of $12,500 from June 1998 through March 2000.

LITIGATION

The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management, there is no legal proceeding pending against or involving the Company whose outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.


NOTE 7 - INCOME TAXES

At December 31, 1996 and 1995, the Company had net operating loss carryforwards of approximately $7.8 million and $7.6 million expiring from 2003 to 2011. No provision for income taxes has been reflected in the accompanying consolidated statements of operations. A valuation allowance has been established for the entire 1996 and 1995 net deferred tax benefit of $3.1 million and $3.0 million because its realization is not likely.

The provision for income taxes varied from the federal statutory tax rate as follows:

                                                    1996         1995
                                                    ----         ----
 Statutory Federal Income Tax Rate                   (35)%        (35)%
 State Tax, Net of Federal Benefit                    --           --
 Increase in Net Operating Loss Carryforwards         35           35
                                                    ----         ----

      Effective Rate                                  --%          --%
                                                    ====         ====


NOTE 8 - SUBSEQUENT EVENTS

On February 6, 1998, the Company entered into a stock exchange agreement with the shareholders of Star Tobacco and Pharmaceuticals, Inc. (Star) to exchange shares of Series B Convertible Voting Preferred Stock of Eye Technology, Inc. for 100% of the issued common stock of Star.

In conjunction with this agreement, the Company entered into a number of subscription and stock acquisition agreements with employees, ex-employees, vendors, and board members to settle stock options and claims for back wages or services. As a result of these agreements, 1,402,550 shares of common stock were issued. In addition, judgements or claims for products or services were settled for payments of $178,000 less than face value. In February and March 1998, an additional 2,900,000 shares of common stock was sold for $1.4 million.

                              EYE TECHNOLOGY, INC.


                                Index to Exhibits

Number                     Description                                      Location
------                     -----------                                      --------
3(i)(a)       Restated Certificate of Incorporation                         Incorporated by reference to
                                                                            Exhibit No. 3a, Annual Report on
                                                                            Form 10-KSB for fiscal year
                                                                            ended December 31, 1992

3(i)(b)       Certificate of Amendment of Restated Certificate              Filed herewith.
              of Incorporation dated effective April 2, 1993

3(i)(c)       Certificate of Amendment of Restated Certificate              Filed herewith.
              of Incorporation dated effective April 2, 1993

3(ii)         Bylaws of the Company as Amended to Date                      Incorporated by reference to
                                                                            Exhibit No. 3b, Annual Report on
                                                                            Form 10-KSB for fiscal year
                                                                            ended December 31, 1992

4(a)          Option to Purchase Shares of Common Stock                     Incorporated by reference to
              dated as of December 1, 1993, to                              Exhibit No. 4c, Annual Report on
              Samuel P. Sears, Jr.                                          Form 10-KSB for fiscal year
                                                                            ended December 31, 1994

4(b)          Certificate of Designations, Preferences and                  Incorporated by reference to
              Rights of Class A Convertible Preferred Stock                 Exhibit No. 4h, Annual Report on
                                                                            Form 8-KSB, dated June 7, 1993

4(c)          Certificate of Designation of Series B Convertible            Filed herewith.
              Preferred Stock

4(d)          Option to Purchase Shares of Common Stock                     Incorporated by reference to
              dated as of February 28, 1994, to                             Exhibit No. 4d, Annual Report on
              Robert J. Fitzsimmons                                         Form 10-KSB for fiscal year
                                                                            ended December 31, 1994

10(a)         Employment Agreement dated November 1, 1989,                  Incorporated by reference to
              between Robert J. Fitzsimmons and Eye                         Exhibit No. 10ii, Annual Report
              Technology, Inc.                                              on Form 10-K for fiscal year
                                                                            ended December 31, 1989

10(b)         Lease Agreement dated August 1990 for lease of                Incorporated by reference to
              offices and manufacturing space in St. Paul,                  Exhibit No. 10f, Annual Report on
              Minnesota                                                     Form 10-K for fiscal year ended
                                                                            December 31, 1990

Number                     Description                                      Location
------                     -----------                                      --------
10(c)         First Amendment to Lease Agreement for lease of               Incorporated by reference to
              office and manufacturing space in St. Paul,                   Exhibit No. 10i, Annual Report on
              Minnesota                                                     Form 10-KSB for fiscal year
                                                                            ended December 31, 1992

10(d)         License Agreement by and between Eye                          Incorporated by reference to
              Technology, Inc. and Ioptex Research Inc., dated              Exhibit No. 10w, Annual Report
              September 28, 1990                                            on Form 10-K for fiscal year
                                                                            ended December 31, 1990

10(e)         Addendum to License Agreement by and between                  Incorporated by reference to
              Eye Technology, Inc. and Ioptex Research Inc.,                Exhibit No. 10n, Annual Report
              dated January 13, 1994                                        on Form 10-KSB for fiscal year
                                                                            ended December 31, 1993

10(f)         Equipment Lease Agreement by and between Eye                  Incorporated by reference to
              Technology, Inc. and Noel G. Bissonette, dated                Exhibit No. 10y, Annual Report
              August 31, 1990                                               on Form 10-K for fiscal year
                                                                            ended December 31, 1990

10(g)         Joint Venture Agreement by and among Eye                      Incorporated by reference to
              Technology, Inc., Kera-Metrics Inc., and the                  Exhibit No. 10y, Annual Report
              Stockholders of Kera-Metrics Inc., dated                      on Form 10-KSB for fiscal year
              November 27, 1992                                             ended December 31, 1992

Number                     Description                                      Location
------                     -----------                                      --------
10(h)         Distribution Agreement by and between                         Incorporated by reference to
              Kera-Metrics Corporation and Eye Technology,                  Exhibit No. 10z, Annual Report
              Inc., dated November 27, 1992                                 on Form 10-KSB for fiscal year
                                                                            ended December 31, 1992

10(i)         Promissory Note from Eye Technology, Inc. to                  Incorporated by reference to
              Burns & Levinson, dated June 4, 1993                          Exhibit No. 10dd, Annual Report
                                                                            on Form 10-KSB for fiscal year
                                                                            ended December 31, 1993

10(j)         Consulting and License Agreement by and                       Incorporated by reference to
              between Eye Technology, Inc. and Paul Fyfe,                   Exhibit No. 10ee, Annual Report
              dated October 29, 1993                                        on Form 10-KSB for fiscal year
                                                                            ended December 31, 1993

10(k)         Accounts Receivable Financing Agreement dated                 Incorporated by reference to
              June 2, 1994 between the Company and Republic                 Exhibit No. 10z, Annual Report
              Acceptance Corporation                                        on Form 10-KSB for fiscal year
                                                                            ended December 31, 1994

10(l)         Security Agreement dated June 2, 1994, between                Incorporated by reference to
              the Company and Republic Acceptance                           Exhibit No. 10aa, Annual Report
              Corporation                                                   on Form 10-KSB for fiscal year
                                                                            ended December 31, 1994

10(m)         Security Agreement dated June 2, 1994, between                Incorporated by reference to
              Eye Technology International, Inc. and Republic               Exhibit No. 10bb, Annual Report
              Acceptance Corporation                                        on Form 10-KSB for fiscal year
                                                                            ended December 31, 1994

Number                     Description                                      Location
------                     -----------                                      --------
10(n)         Guaranty of Payment for Existing and/or Future                Incorporated by reference to
              Indebtedness, dated June 2, 1994 between Eye                  Exhibit No. 10cc, Annual Report
              Technology International, Inc. and Republic                   on Form 10-KSB for fiscal year
              Acceptance Corporation                                        ended December 31, 1994

10(o)         Amendment to Agreement by and between the                     Incorporated by reference to
              Company and Microprecision Instrument                         Exhibit No. 10ee, Annual Report
              Company, Inc., dated December 13, 1994                        on Form 10-KSB for fiscal year
                                                                            ended December 31, 1994

10(p)         Amendment to Agreement by and between the                     Incorporated by reference to
              Company and Microprecision Instrument                         Exhibit No. 10ff, Annual Report
              Company, Inc., dated March 28, 1995                           on Form 10-KSB for fiscal year
                                                                            ended December 31, 1994

10(q)         Stock Exchange Agreement dated February 6,                    Incorporated by reference to
              1998 between the Company and the stockholders                 Exhibit No. 10.1, Current Report
              of Star Tobacco and Pharmaceuticals, Inc.                     on Form 8-K, dated February 19,
                                                                            1998

21            Subsidiaries of the Company                                   Incorporated by reference to
                                                                            Exhibit No. 22, Annual Report on
                                                                            Form 10-KSB for fiscal year
                                                                            ended December 31, 1995

23            Consent of Independent Public Accountants                     Filed herewith.

27            Financial Data Schedule                                       Filed herewith.