Form 10KSB
period 1997-12-31
EYE TECHNOLOGY INC
filed 1998-04-20
CIK 776008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

[X]      Annual report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

For the fiscal year ended December 31, 1997
                          -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to
                               -------     ------- .

Commission file number 0-15324
                       -------

                              EYE TECHNOLOGY, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Delaware                                     52-1402131
---------------------------------                 ---------------------
(State or Other Jurisdiction                      (IRS Employer ID No.)
of incorporation or organization)

16 South Market Street, Petersburg, Virginia                23803
--------------------------------------------              ----------
  (Address of Principal Executive Offices)               (Zip Code)

Issuer's Telephone Number, Including Area Code         (804) 861-0681
                                                      ----------------

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         Issuer's revenues for its most recent fiscal year.   $1,333,431

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 6, 1998 = $29,075,771

         Number of shares of Common Stock, $.01 par value, outstanding as of April 6, 1998 = 53,310,591

                   DOCUMENTS INCORPORATED BY REFERENCE: Current Report on Form 8-K filed on February 14, 1998, as amended on April 20, 1998.

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

                                     PART I

Item 1.  Business.

General

Eye Technology, Inc. (the "Company"), founded in 1985, develops, manufactures, sells and distributes intraocular lenses and other ophthalmic products. Intraocular lenses ("IOLs") are medical devices implanted in the human eye by ophthalmic surgeons to correct vision loss resulting from the removal of the natural crystalline lens during cataract surgery. Beginning in 1992, the Company sought to broaden its product line in the ophthalmic field. Consequently, the Company began to market and distribute titanium diamond knives, hand-held instruments, pachymeters and diamond knife calibration units; however, marketing efforts were largely unsuccessfully and sales of such products in 1997 were immaterial. As part of its efforts to diversify its product line, in 1994 the Company acquired proprietary rights to a microlamellar keratomileusis ("MKM") system and developed a modified version of its MKM system for a surgical procedure known as laser assisted in-situ keratomileusis ("LASIK").

Throughout 1997, the Company had severe financial difficulties characterized by declining revenue and a lack of working capital. As a result, operations were contracted, an operating loss was incurred and research and development efforts to bring on new products or to improve existing products were curtailed.

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

Significant 1998 Transaction

On February 6, 1998, the Company entered into a "reverse acquisition" agreement with the shareholders of Star Tobacco and Pharmaceuticals, Inc. ("Star"), resulting in a change of control of the Company. That transaction has been reported on a Current Report on Form 8-K of the Company filed February 19, 1998, with the Securities and Exchange Commission and reference is made to that report for further information regarding the "reverse acquisition" transaction.

Star's business consists of: (a) the manufacture and sale of cigarettes and little cigars, (b) the sale of a tobacco-flavored chewing gum, (c) the development of proprietary technology for the curing of tobacco so as to prevent the formation of certain carcinogens otherwise present in tobacco and tobacco smoke, and (d) the development of products utilizing tobacco which has been cured pursuant to the Company's proprietary process described in (c) above.

Star manufactures and sells its own brands of cigarettes - GUMSMOKE(R), VEGAS(R), SPORT(R), and MAIN STREET(R). Such cigarettes are sold through approximately 200 tobacco and candy distributors ("T&C Distributors") throughout the United States. The cigarettes are sold as "deep discount" products, i.e., at or near the lowest price range in the wholesale market and, consequently, in the retail market as well. Star does not engage in extensive advertising or marketing programs for its cigarette products and relies primarily upon price and, to a lesser extent, on product appearance and taste in order to compete in the marketplace. Star has also engaged in contract manufacturing, i.e., the manufacture of products under brands owned by others. The production and sale of such products are expected to be an immaterial portion of sales in 1998. Export sales are immaterial.

In January 1998, Star introduced to the market a chewing gum, under the label GUMSMOKE(TM), which contains an FDA-approved tobacco flavoring. The gum is being promoted by Star as an alternative to smoking to be chewed when the consumer either is unable to smoke or desires to reduce the amount of smoking. The gum is being sold in the United States through the T&C Distributors, as well as directly to certain large retail chains. The product is also being distributed in certain countries in Europe through a single distributor. GUMSMOKE(TM) is a food product meeting FDA requirements and for which Star asserts no health or therapeutic claims and is, therefore, distinguished from the therapeutic chewing gum described below.

Star has an exclusive and perpetual United States license under patents pending relating to methods to prevent the formation of tobacco-specific nitrosamines ("TSNAs") in tobacco. Certain TSNAs are generally regarded by tobacco chemists as the most abundant and powerful carcinogens in tobacco and tobacco smoke. Star's licensed processes employ the application of an energy source to tobacco leaf shortly following the harvesting of the leaf and prior to completion of the curing (drying) process. No chemicals are used. Star's processes prevent TSNAs from forming in the tobacco leaf, a natural process which otherwise occurs during the curing period. Independent tests have confirmed that Star's processes reduce the amount of TSNAs in tobacco and tobacco smoke to either undetectable levels or to de minimis levels. Star has successfully tested its processes in both Virginia flue-cured and burley tobacco; the two most prevalent varieties of tobacco used in cigarettes sold in the United States, and believes that its processes may achieve similar results on other varieties of tobacco. Star has not yet generated any revenues from the production and sale of TSNA-free tobacco. It intends to purchase, treat with its proprietary processes, and sell tobacco during the 1998 tobacco harvest season (July - October), including the sale of tobacco to manufacturers of tobacco products.

Star has developed several products containing TSNA-free tobacco, but has not yet marketed any such products. It has developed both a chewing gum and a lozenge, each containing TSNA-free tobacco, as therapeutic products for the smoking cessation market. The gum/lozenge products contain nicotine. Star has an approved Investigational New Drug application ("IND") for the gum product filed with the FDA and intends to commence human clinical trials in the second quarter of 1998 in order to demonstrate the safety and efficacy of the product for smoking cessation purposes. Neither the gum nor the lozenge may be sold in the United States unless and until the FDA has approved a New Drug Application ("NDA") for such product, and no assurances can be given when or if Star might obtain such an approval or that, even if such approvals are obtained, there will be significant revenues from the sale of CIGRX(TM).

Star has also developed a cigarette product, called CIGRX(TM), containing TSNA-free tobacco. Star could now market such a product in the United States, but existing federal law would preclude Star from making any health/therapeutic claims for the product. Consequently, Star has chosen to submit this product to the FDA pursuant to an IND which was filed with and approved by the FDA. Star has positioned the product, if so approved, to be sold by physician's prescription only as part of a smoking cessation regimen to be used by a patient who relapses from his/her cessation effort and who is being prepared for a subsequent cessation attempt. There can be no assurances when or if Star might obtain FDA approval for CIGRX(TM).

Products of the Company

IOLs. The Company manufactures and markets eleven different series of lens styles. These series of lenses, which incorporate over 63 lens configurations, include both single-piece and multi-piece lens designs, blue polymethylmethacrylate ("PMMA") loops, optics in 5.0mm, 5.5mm, 6.0mm, 6.5mm, and 7.0mm sizes, and optics of biconvex and convex-plano designs. The Company also offers its UltraThin series, notch, double eyelet and left-handed IOLs to address certain segments of the small incision and capsulorhexis market. Sales of IOLs accounted for more than approximately 94% of net sales in 1997.

Microlamellar Keratomileusis (MKM). The 1990s has seen an increasing use in the United States, and throughout the world, of a number of surgical procedures and devices to correct human vision impairment, including myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Such procedures include radial keratotomy ("RK"), in which incisions are made in the cornea to flatten the anterior surface and photorefractive keratotomy ("PRK") in which excimer or solid-state lasers are employed to alter the surface and shape of the cornea. MKM procedure employs a microkeratome device to remove the patient's corneal cap after which a second resection is made in the stroma. The cap is then replaced, adhering to the eye without the aid of sutures. LASIK is a combined procedure, utilizing a microkeratome to make a "flap" on the cornea, folding the flap back and employing a laser to alter the stroma, and then replacing the corneal flap to its original position. Sales of MKM and LASIK equipment by the Company during 1997, almost all of which were export sales, accounted for approximately 6% of all net sales of the Company.

Sales and Marketing

The Company marketed its products in the United States in 1997 through field sales representatives to ophthalmologists, hospitals, health-care buyer groups, outpatient clinics, health maintenance organizations and surgicenters. At December 31, 1997, the Company had six field sales representatives, several of which are corporate entities employing more than one representative, compared to eight representatives at December 31, 1996. All such representatives are independent contractors of the Company and are not employees. Declining sales volume over the last several years, coupled with the Company's lack of a soft lens product (see "IOLs", below), has resulted in a number of representatives who have ceased to represent the Company's IOL product line, a situation which has added to the Company's sales decline. The Company has lacked sufficient working capital and a positive business outlook so as to attract experienced independent sales representatives to replace the ones who have terminated their relationship with the Company.

The Company's domestic customers generally obtain lenses on a consignment basis with actual title passing and invoicing occurring when the lens is implanted. As of December 31, 1997, the Company had approximately 5,000 lenses on consignment. No single customer accounted for ten percent or more of the Company's net sales for any of the last three fiscal years.

For international sales, the Company generally grants nonexclusive distribution rights for specified countries or territories to independent distributors. Exclusive distribution rights, which are rarely granted, are awarded based upon superior performance and distribution capabilities. The Company presently distributes its products through 15 international distributors whose agreements are subject to renewal based on performance. Export sales in 1997 and 1996 were $408,227 and $578,812, respectively.

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

IOLs. In 1997, the Company's competitors with respect to IOLs included Iolab, Chiron Ophthalmics, Storz (by the end of 1997, Iolab, Chiron Ophthalmics, and Storz were all owned by Bausch & Lomb), Staar, Alcon, Allergan, and Mentor Ophthalmics, all of which sold IOLs domestically and internationally. The Company also competed in the United States with several small manufacturers, as well as in the international market with several United States manufacturers who sell exclusively in that market.

Throughout the 1990s, the use of "soft" or "foldable" IOLs have grown in popularity among surgeons. The Company does not offer soft lenses, which the Company estimates comprised approximately 60% of the United States IOL market in 1997.

In the "hard" lens segment of the United States market, the Company relies upon a varied product selection, aggressive pricing and individualized customer service. The Company estimates that its sales of IOLs accounted for less than one percent of the United States IOL market in 1997.

In the international market, the primary competitive factors are price and product offerings. The fact that the Company's products are approved by the FDA for sale in the United States is an important factor in the Company's ability to make export sales. In 1997, export sales accounted for 25% of the total Company's IOL sales volume on a revenue basis and 55% on a units-sold basis.

MKM and LASIK Equipment. Domestic sales of the Company's MKM and LASIK equipment in 1997 were insignificant as lack of working capital to market and promote the Company's products and to make desired product improvements hampered the Company's sales efforts for this product line.

The United States domestic market was dominated in 1997 by Chiron Ophthalmics, which has far greater financial, technical and market resources than the Company.

Export sales of MKM and LASIK equipment in 1997 were $70,227, but the Company does not maintain an established sales, distribution and service network in the international market for its MKM and LASIK equipment.

Transaction with Ophthalmic Innovations International, Inc.

On January 31, 1997, the Company entered into a license agreement (the "License Agreement") with Ophthalmic Innovations International, Inc. ("OII"), of Claremont, California. Pursuant to the terms of the License Agreement, the Company granted to OII a non-exclusive license under the Company's pre-market approvals (PMAs) granted to the Company by the FDA to manufacture and market IOLs designed and manufactured in compliance with the PMAs. The Company received a one-time license fee of $325,000.

In connection with the License Agreement, the Company and OII entered into a Supply Agreement on January 31, 1997, by which OII agreed to manufacture and sell to the Company certain IOLs at predetermined fixed prices. During 1997, the Company did not purchase any IOLs from OII pursuant to the Supply Agreement or otherwise.

FDA Regulation

The manufacture and sale of IOLs requires prior approval by the FDA of an application for an Investigational Device Exemption ("IDE") on a parent lens. The "Parent Lens" is the original lens involved in a patient study undertaken to approve the safety and effectiveness of the materials used in forming the lens and the lens design. This application contains, among other things, a description of the lens design, the materials to be used, and the proposed manufacturing process. Upon FDA acceptance of an IDE, a company may commence sales to a group of ophthalmologists who serve as clinical investigators for the lens (the "Core Group"). The Core Group performs a defined number of implant procedures for each intraocular lens style. The results of the implant procedures are then submitted to the FDA. If the results are favorable, the FDA will permit the company on whose behalf the IDE is filed to sell the lens on a less restricted basis. The final stage of review involves filing an application for pre-market approval ("PMA") with the FDA. PMA is granted based on results of clinical investigations and, if approved, allows the lens to be sold for general domestic implant purposes. Each new lens design must comply with these procedures. (See "Products").

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

In March 1994, the Company acquired certain assets of a company manufacturing a microkeratome unit under the name of MicroPrecision(TM). The assets included patent rights and FDA 510K approval of the keratome system. These products are manufactured under the name MicroPrecision(TM).

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

In 1997, the Company was not working with any viscoelastic material developed by Dr. Jensen and was in default of its payments to Dr. Jensen. In February 1998, the Company renegotiated its contract with Dr. Jensen, which now extends to the year 2000 and requires further payments totaling $100,000. The Company still does not work on any viscoelastic material developed by Dr. Jensen.


In 1995, the Company conducted research and development primarily for research in the fields of corneal topography, glaucoma and soft/foldable lens technology. In 1996, due to a lack of working capital, the Company ceased research and development activities on corneal topography and glaucoma technologies and reduced work on soft/foldable lens technology to in-house research. Costs for such research were not material. This situation continued throughout 1997.

Product Liability

The testing, marketing, and sale of human health care products entail an inherent risk of allegations of product liability. Although the Company has not incurred any material product liability to date, whether insured or uninsured, there can be no assurance that substantial product liability claims will not be asserted against the Company.

In 1996, the Company allowed its product liability insurance to lapse so that there is no insurance coverage in the event the Company is confronted with any more product liability claims. Accordingly, a significant amount of claims against the Company for product liability, if resolved against the Company, would have a material adverse effect on the Company's business, results of operations and financial condition.

Raw Materials

The raw materials used by the Company in the manufacture of IOLs are cast PMMA and extruded PMMA (See "Products"). Although these raw materials are only available through a limited number of suppliers, they are generally available. The Company has an adequate supply of the PMMA materials on hand to meet short-term production requirements and does not anticipate that the availability of PMMA will restrict its ability to meet production demands.

Patents, Trademarks, and Licenses

The Company is not reliant upon patent protection for the marketing of its IOLs and believes that its ability to effectively compete in the IOL marketplace is dependent upon other factors. (See

"Competition"). There are no patents, trademarks, or licenses which are material to the business and operations of the Company, except its approvals from the FDA to market IOLs in the United States.
(See "FDA Regulation").

Employees

As of December 31, 1997, the Company had 6 full-time employees in the United States. The Company also employed 25 full-time employees in its Mexicali, Mexico facility.


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


Item 3.  Legal Proceedings.

The Company was a defendant in 1997 in several lawsuits brought by creditors of the Company to collect monies due and payable by the Company, including the following three lawsuits:

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

In early 1997, Tracy Hoffman, a former employee of the Company, brought suit in the District Court, Second Judicial District, County of Ramsey, Minnesota, against the Company, alleging monies due for compensation and damages for sexual harassment. This suit was settled in February 1998 by the Company's agreement to pay to Ms. Hoffman and to her attorneys a total of $30,000.

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

There were several other lawsuits pending against the Company in 1997 which individually or in the aggregate are not material to the business or financial condition of the Company either because the amounts are not material or the liability is covered by applicable insurance.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Common Stock of the Company is traded in the Over-The-Counter ("OTC") market and is quoted on the National Service "Pink Sheets". Set forth below are the high and low bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for each full quarterly period during 1996 and 1997, as reported by the National Quotation Bureau. From time to time, during the periods indicated, trading activity in the Company's stock was infrequent. No dividends have ever been declared by the Company. As of April 10, 1998 there were approximately 570 record holders of the Company's Common Stock.


    Period                   High Bid               Low Bid
    ------                   --------               -------
Quarter Ended:
    03-31-96                  $0.125                 $0.125
    06-30-96                  $1.0625                $0.125
    09-30-96                  $0.75                  $0.40625
    12-31-96                  $0.40625               $0.09375
    03-31-97                  $0.21875               $0.09375
    06-30-97                  $0.21875               $0.01563
    09-30-97                  $0.035                 $0.01
    12-31-97                  $0.01                  $0.01
    03-31-98                  $5.9375                $0.01

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

The Company incurred substantial losses since the beginning of the 1994 fiscal/calendar year and throughout 1995 and 1996 and 1997 had a net capital deficiency. As a result, the Company experienced severe working capital shortages in 1997, was compelled to curtail or reduce marketing and sales promotion and new product development activities, and was in default of several contractual obligations which threatened the ability of the Company to continue operations.

On January 31, 1997, the Company received a one-time license payment of $325,000 pursuant to the License Agreement with OII (See "Transaction with Ophthalmic Innovations International, Inc." in Item 1 above). The cash received allowed the Company to retire secured indebtedness to an institutional lender to whom it had been in material default of its loan agreement. The Company thereupon entered into a new financing arrangement by which its eligible receivables are factored to a third party.

Notwithstanding the cash infusion received pursuant to the License Agreement with OII, and the factoring arrangement described in the preceding sentence, the Company continued throughout 1997 to have significant liquidity shortages and to be in default of a number of contractual obligations by reason of its inability to make timely payments.

In February 1998, the Company entered into a "reverse acquisition" with Star pursuant to which the Company exchanged newly-issued shares of its capital stock to the shareholders of Star in consideration for all the capital stock of Star, resulting in a change of control of the Company. (The "reverse acquisition" transaction is described in the Company's Current Report on Form 8-K, filed February 19, 1998, with the Securities and Exchange Commission.) In February and March 1998, the Company received $1.45 million from the sale of
2.9 million shares of its Common Stock in a private placement on February 9, 1998. A portion of the funds received by the Company from this private placement, together with issuance of Common Stock in satisfaction of accrued expenses, has resulted in a reduction of outstanding indebtedness of the Company of approximately $700,000. The Company plans to use additional funds from the private sale of equity securities, and/or funds provided to it by Star, in order to satisfy its working capital and debt requirements.

Results of Operations - Fiscal 1997 Compared to Fiscal 1996

Net sales for the year ended December 31, 1997 were $1,333,431, a decrease of $959,880 (42%) from sales of $2,293,311 for the year ended December 31, 1996. In 1997, 69% of the Company's sales were in the domestic market and 31% were in the international market. This compares to a market mix of 75% domestic sales and 25% international sales in 1996.

Sales of IOLs comprised 94% of net sales in 1997, with the balance of sales being primarily MKM and LASIK equipment. This compares to 88% IOL sales in 1996.

In 1997, industry-wide pricing pressures were reflected in a decrease in the average unit price per domestic sale of 9% from 1996. Unit sales in the United States also decreased from 1996 by 38%, reflecting continuing industry trend of greater sales of soft/foldable lenses, which the Company does not offer, as well as the Company's lack of working capital to provide marketing and sales support for its independent sales force. The Company's unit sales in the United States were also adversely affected by a reduction in the number of sales representatives soliciting sales of the Company's products.

Sales of MKM and LASIK equipment declined 74% in 1997 from 1996, or from $275,000 to $70,000. The decline is principally attributable to the inability of the Company to conduct sales promotion activities, such as skills transfer courses, and to provide product design improvements in both cases due to a lack of working capital funds. More than 95% of sales revenue of this equipment in 1997 reflects export sales, as was the case in 1996.

Gross profit, as a percentage of net sales, decreased significantly to 44% in 1997 from 65% in 1996. The decrease is attributable primarily to four factors: a higher percentage of IOL sales were export sales for which the gross profit margin is substantially less than for domestic sales; manufacturing overhead, which is relatively fixed in cost, becomes a greater percentage of sales as sales volume declines; both domestic and international prices continued to decline; and high return of MKM/LASIK equipment adversely affected margins.

Selling and marketing expenses decreased $415,552 to 15% of net sales from 27% in 1995, due primarily to the increase in the percentage of international sales, which are associated with lower commission rates than are domestic sales, and to reduced marketing and promotional expenses due to a lack of working capital.

General and administrative expenses were 67% of net sales in 1997 compared to 46% in 1996, despite the reduction of $155,543 of such expenses. The Company was unable to reduce costs, such as rent, insurance and management compensation, at the same rate as sales declined. In addition, the Company incurred unanticipated legal fees as a result of litigation by certain creditors for collections.

Research and development expense decreased from $24,530 in 1996 to zero in 1997. Because of a severe lack of working capital, the Company abandoned, in late 1995 and early 1996, research and development projects related to potential new products in the fields of corneal topography and glaucoma. A project to develop a soft/foldable IOL was significantly cut back and only relatively immaterial expense was incurred on this project in 1997, which expense was accounted for as manufacturing labor.

Interest expense increased from $144,627 in 1996 to $160,576 in 1997. In both years, the amount of borrowed debt of the Company was related principally to accounts receivable which were lower throughout 1997 compared to 1996 because of lower sales, resulting in lower interest accruals. The decrease in interest on borrowed debt was more than offset by a higher amount of interest incurred with respect to certain past due obligations to creditors who charged interest on past due amounts.

Net loss in 1997 was $330,191 compared to net loss of $213,816 in 1996. The increase was due to the factors noted above. 1997 results were significantly and favorably impacted by the receipt of a $325,000 license fee for the grant of a license by the Company to a manufacturer of IOLs to manufacture and sell IOLs under the Company's PMA approvals. Also, 1996 results were favorably impacted by a judgment of $161,053 received by the Company in a lawsuit against a competitor for wrongful product disparagement, netting approximately $56,000 to the Company after offsetting legal fees.

Item 7.  Financial Statements.

An index to the financial statements of the Company filed as part of this report appears at Page F-1. The financial statements of the Company including the Independent Auditors' Report appear at Pages F-2 through F-12 of this Report.

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


     Name                      Age               Position(s)
     ----                      ---               -----------
Samuel P. Sears, Jr.            54   Chairman of the Board(1), Chief Executive Officer(1),
                                     and Director of the Company and of Star
John M. Gallahan                42   President, Chief Operating Officer, and Director of Star
                                     and Director of the Company(1)
Robert J. Fitzsimmons           61   President and Director of the Company; Chairman of
                                     the Board and Chief Executive Officer of the Company
                                     until February 6, 1998
Jonnie R. Williams              42   Director of Product Development and Director of
                                     Marketing of Star
Robert J. DeLorenzo, M.D.,      50   Director of the Company and Medical Research
Ph.D., M.P.H.                        Director of Star
Larry Leiske, M.D.              60   Director of the Company until February 5, 1998
Paul H. Lamb, III               65   Director of Star
Debra McCoy Seagrist            39   Vice President - Product Development of the Company
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

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 1997 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Fitzsimmons acquired 6,481 shares of Common Stock in December 1997 for which a Form 4 was filed in March 1998.

Item 10.  Executive Compensation.

The following table sets forth certain information concerning compensation paid and accrued to the Chief Executive Officer of the Company for the three fiscal years ended December 31, 1997. The Chief Executive Officer was the only executive officer or significant employee whose annual compensation exceeded $100,000 in any of such fiscal years.


                                            Annual                       Annual Compensation          All Other
Individual                                  Compensation Paid            Accrued But Not Paid         Compensation
----------                                  -----------------            --------------------         ------------
Robert J. Fitzsimmons
     Chairman of the Board,                 1995  -  $179,156            1995  -     -0-             1995  -   (2)
     President and Chief Executive          1996  -  $103,179            1996  -  $  58,831(1)       1996  -  15,706
     Officer                                1997  -  $ 15,456            1997  -  $ 147,619(1)       1997  -  15,706


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

In 1994, Mr. Fitzsimmons was granted an option to acquire 150,00 shares of Common Stock at an exercise price of $0.50 per share. The option was exercisable with respect to 50,000 shares at year end. The option was due to expire on February 28, 1999. As of year end, the option was out-of-the-money. No options were granted to Mr. Fitzsimmons in 1997. See "Certain Relationships and Related Transactions."

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

----------------------------------------------------------------------------------------------------------------------
                                                                                                        Percentage of
                                                                                     Percentage of      Voting Rights
                                                                                     Voting Rights      of Securities
                                                                                     of Securities       Owned if All
                                                                                      Owned Prior         Shares of
                                                    Amount of        Percentage      to Conversion         Series B
    Name and Address of          Amount of           Series B        of Series B      of Series B         Preferred
 Individual or Identity of        Common            Preferred         Preferred        Preferred          Stock are
           Group                 Stock(1)            Stock(1)           Stock           Stock(1)         Converted(1)
----------------------------------------------------------------------------------------------------------------------
Jonnie R. Williams           42,498,890(2)(3)   12,956,979(2)(3)        93.7             44.7               79.7
16 S. Market Street
Petersburg, VA 23803
----------------------------------------------------------------------------------------------------------------------
Francis E. O'Donnell,        42,498,890(2)(4)   12,956,979(2)(4)        93.7             44.7               79.7
Jr., M.D.
709 The Hamptons Lane
Chesterfield, MO 63017
----------------------------------------------------------------------------------------------------------------------
Robert J. Fitzsimmons        1,152,281          -0-                       -0-             7.9                2.2
1997 Sloan Place
St. Paul, MN 55117
----------------------------------------------------------------------------------------------------------------------
Samuel P. Sears, Jr.         440,600            60.9756                   .4              1.9                 .8
16 S. Market Street
Petersburg, VA 23803
----------------------------------------------------------------------------------------------------------------------
Robert J. DeLorenzo,         500,000            60.9756                   .4              2.3                 .9
M.D., Ph.D., M.P.H.
Medical College of
Virginia
MCV Box 980599
Richmond, VA 23298
----------------------------------------------------------------------------------------------------------------------
John M. Gallahan             200,000(5)         60.9756                   .4               .2                 .4
16 S. Market Street
Petersburg, VA 23803
----------------------------------------------------------------------------------------------------------------------
All Directors and            44,791,177         13,139.904              95.0             57.0               84.0
Officers and Significant
Personnel
----------------------------------------------------------------------------------------------------------------------

(1) Shares of Series B Preferred Stock are convertible into shares of Common Stock at the rate of 3,280 shares of Common Stock for each share of Series B Preferred Stock. Consequently, shares of Common Stock shown in the table include shares of Common Stock into which the shares of Series B Preferred Stock are convertible. Shares of Common Stock, Class A Preferred Stock and Series B Preferred Stock all vote as one class. Holders of Common Stock are entitled to one vote for each share held, and holders of Series B Preferred Stock are entitle to five hundred votes for each share held.

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


Item 13.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  An index to exhibits filed as part of this Report or incorporated herein by reference appears at pages 17 through 20 of this Report.

         (b)      Reports on Form 8-K
                  Not Applicable

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EYE TECHNOLOGY, INC.
                                  (Registrant)


By: /s/ Samuel P. Sears, Jr.
    -------------------------------------------------------
    SAMUEL P. SEARS, JR., CHIEF FINANCIAL OFFICER

Dated: April 20, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ John M. Gallahan
    -------------------------------------------------------
    JOHN M. GALLAHAN, DIRECTOR

Dated: April 20, 1998



By: /s/ Robert J. Fitzsimmons
    -------------------------------------------------------
    ROBERT J. FITZSIMMONS, DIRECTOR

Dated: April 20, 1998



By: /s/ Samuel P. Sears, Jr.
    -------------------------------------------------------
    SAMUEL P. SEARS, Jr., DIRECTOR

Dated: April 20, 1998

                     EYE TECHNOLOGY, INC. AND SUBSIDIARIES


                   Index to Consolidated Financial Statements



       Description                                                       Page
       -----------                                                       ----
1.     Independent Auditors' Report                                      F-2

2.     Consolidated Balance Sheets -
                December 31, 1997 and 1996                               F-3

3.     Consolidated Statement of Operations
                for the Two Years Ended December 31, 1997                F-4

4.     Consolidated Statement of Stockholders' Deficit
                for the Two Years Ended December 31, 1997                F-5

5.     Consolidated Statement of Cash Flows
                for the Two Years Ended December 31, 1997                F-6

6.     Notes to Consolidated Financial Statements                        F-7


                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Eye Technology, Inc.
St. Paul, Minnesota


We have audited the accompanying consolidated balance sheet of Eye Technology, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eye Technology, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



St. Paul, Minnesota                           /S/ OLSEN THIELEN & CO., LTD.
April 13, 1998

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996

================================================================================

                                     ASSETS
                                                                               1997              1996
                                                                           ------------      ------------
CURRENT ASSETS:
     Cash                                                                  $      3,244      $     64,266
     Accounts Receivable, Net of Allowance for Doubtful
         Accounts of $202,000 and $180,000                                       52,214           102,623
     Inventories                                                                894,077         1,049,257
     Prepaid Expenses and Other                                                   7,177             4,413
                                                                           ------------      ------------
         Total Current Assets                                                   956,712         1,220,559
                                                                           ------------      ------------

PROPERTY AND EQUIPMENT:
     Machinery and Equipment                                                    498,516           498,516
     Furniture and Fixtures                                                     272,040           272,040
     Leasehold Improvements                                                       1,750            39,838
                                                                           ------------      ------------
         Total                                                                  772,306           810,394
     Less Accumulated Depreciation                                              723,793           733,389
                                                                           ------------      ------------
         Net Property and Equipment                                              48,513            77,005
                                                                           ------------      ------------

OTHER ASSETS
     Purchased Technology                                                       193,793           414,434
     Other                                                                       54,225            23,225
                                                                           ------------      ------------
         Total Other Assets                                                     248,018           437,659
                                                                           ------------      ------------

TOTAL ASSETS                                                               $  1,253,243      $  1,735,223
                                                                           ============      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Notes Payable                                                         $    269,639      $    796,520
     Notes Payable to Related Party                                             183,000           172,500
     Accounts Payable                                                           478,347           405,399
     Accrued Professional Fees                                                  548,154           491,477
     Accrued Compensation                                                       450,580           124,517
     Accrued Commissions                                                        107,240           153,575
     Other Accrued Liabilities                                                  174,510           219,271
                                                                           ------------      ------------
         Total Current Liabilities                                            2,211,470         2,363,259
                                                                           ------------      ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, Class A, Convertible,
     2,570 shares issued and outstanding at liquidation value                   257,000           257,000
                                                                           ------------      ------------

STOCKHOLDERS' DEFICIT:
     Common Stock, $.01 par value, 10,000,000 shares authorized
         3,435,190 shares issued and outstanding                                 34,352            34,352
     Additional Paid-In Capital                                               8,777,505         8,777,505
     Accumulated Deficit                                                    (10,027,084)       (9,696,893)
                                                                           ------------      ------------
         Total Stockholders' Deficit                                         (1,215,227)         (885,036)
                                                                           ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $  1,253,243      $  1,735,223
                                                                           ============      ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

================================================================================

                                                     1997              1996
                                                 ------------      ------------
SALES                                            $  1,333,431      $  2,293,311

COST OF GOODS SOLD                                    748,018           810,373
                                                 ------------      ------------

GROSS PROFIT                                          585,413         1,482,938
                                                 ------------      ------------

OPERATING EXPENSES:
    Selling and Marketing                             197,422           612,974
    General and Administrative                        888,746         1,044,289
    Research and Development                               --            24,530
                                                 ------------      ------------
        Total Operating Expenses                    1,086,168         1,681,793
                                                 ------------      ------------

LOSS FROM OPERATIONS                                 (500,755)         (198,855)
                                                 ------------      ------------

OTHER INCOME (EXPENSES):
    Sale of License                                   325,000                --
    Litigation Settlement                                  --           161,053
    Interest Expense                                 (160,576)         (144,627)
    Other                                               6,140           (31,387)
                                                 ------------      ------------
        Total Other Income (Expenses)                 170,564           (14,961)
                                                 ------------      ------------

NET LOSS                                         $   (330,191)     $   (213,816)
                                                 ============      ============

BASIC AND DILUTED NET LOSS PER SHARE             $       (.10)     $       (.06)
                                                 ============      ============

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                           $  3,435,190      $  3,436,923
                                                 ============      ============



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

================================================================================

                                              Common Stock            Additional
                                        -------------------------      Paid-In         Accumulated
                                          Shares         Amount        Capital           Deficit
                                        ----------     ----------    ------------     --------------
BALANCE on December 31, 1995             3,438,656     $   34,387    $  8,777,505     $   (9,483,077)

    Stock Cancelled                         (3,466)           (35)
    Net Loss                                                                                (213,816)
                                        ----------     ----------    ------------     --------------

BALANCE on December 31, 1996             3,435,190         34,352       8,777,505         (9,696,893)

    Net Loss                                                                                (330,191)
                                        ----------     ----------    ------------     --------------

BALANCE on December 31, 1997             3,435,190     $   34,352    $  8,777,505     $  (10,027,084)
                                        ==========     ==========    ============     ==============



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

================================================================================

                                                                    1997            1996
                                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                     $ (330,191)     $ (213,816)
    Adjustments to Reconcile Net Loss
        to Net Cash Provided By Operating Activities:
            Depreciation and Amortization                           249,133         236,884
            Gain on Disposal of Property and Equipment                   --          (8,847)
            (Increase) Decrease In:
                Accounts Receivable                                  50,409         376,802
                Inventories                                          52,750          36,610
                Prepaid Expenses and Other                          (33,764)         30,422
            Increase (Decrease) In:
                Accounts Payable and Accrued Liabilities            384,592        (255,023)
                                                                 ----------      ----------
                    Net Cash Provided By
                      Operating Activities                          372,929         203,032
                                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds Received on Sale of Equipment                               --          10,000
                                                                 ----------      ----------
        Net Cash Provided By Investing Activities                        --          10,000
                                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Notes Payable                         437,610         516,832
    Principal Payments on Notes Payable                            (871,561)       (671,212)
    Common Stock Cancelled                                               --             (35)
                                                                 ----------      ----------
        Net Cash Used In Financing Activities                      (433,951)       (154,415)
                                                                 ----------      ----------

NET INCREASE (DECREASE) IN CASH                                     (61,022)         58,617

CASH at Beginning of Year                                            64,266           5,649
                                                                 ----------      ----------

CASH AT End of Year                                              $    3,244      $   64,266
                                                                 ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                                $  189,974      $   87,399
    Non Cash Transactions:
        Debt Issued for Accrued Liabilities                          20,000              --
        Inventory Exchanged for Payment of Debt                     102,430              --



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of Business - Eye Technology, Inc. (the Company) researches, designs, develops, manufactures and sells intraocular lenses and other ophthalmic products. Export sales in 1997 and 1996 were approximately $408,000 and $579,000. No one geographical area was significant. No customer accounted for 10% or more of the Company's net sales during any of the periods presented.

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

F. Inventories - Inventories are recorded at the lower of first-in, first-out cost or market. Inventories consist of the following:

                                                         1997           1996
                                                      ----------     ----------
    Raw Materials                                     $    8,108     $    5,626
    Work in Process                                      440,672        471,135
    Finished Goods                                       445,297        572,496
                                                      ----------     ----------

                                                      $  894,077     $1,049,257
                                                      ==========     ==========

G. Property and Equipment - Property and equipment are recorded at cost. Additions, improvements or major renewals are capitalized. Any gains or losses on property and equipment retirements are reflected in the current years operations. Depreciation is computed using the straight-line method over estimated useful lives as follows:

    Machinery and equipment                                             10 years
    Furniture and fixtures                                          3 to 5 years
    Leasehold improvements                                         Term of lease

H. Research and Development Costs - Research and development costs are expensed.

I. Purchased Technology - As of January 1, 1996, the unamortized cost of technology acquired in 1994 (See Note 6) is being amortized over its estimated remaining life of three years. Amortization expense included on the statement of operations was $220,641 in 1997 and $221,075 in 1996. Accumulated amortization was $512,617 and $291,976 as of December 31, 1997 and 1996.

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

K. Loss Per Common Share - Net loss per common share is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share includes the dilutive effect of potential common shares outstanding. The Company's potential common shares outstanding include stock options and preferred stock. Basic and diluted earnings per share were the same in 1997 and in 1996 because all potential common shares were antidilutive.


NOTE 2 - ACCOUNTS RECEIVABLE

During 1997, the Company entered into an agreement with a financial institution to sell the institution substantially all domestic trade receivables with full recourse. The financial institution purchases the receivables subject to a variable discount based on a daily aging of amounts receivable. At December 31, 1997, $47,631 of receivables sold remained uncollected and are subject to repayment.

NOTE 3 - NOTES PAYABLE AND CREDIT FACILITY

Notes payable and credit facility obligations consisted of the following:

                                                                                            1997           1996
                                                                                         ----------     ----------
    Obligation in conjunction with technology purchase, payable in monthly installments through May 1996, with 12% interest. Secured by purchased technology (See Note 6). This obligation is callable by the holder and subject to surrender of purchased technology due to the Company's default on
    scheduled installments                                                               $   84,804     $   84,804

    Unsecured note payable to a partnership with 8% interest in monthly installments of $2,350, through June 1996. This obligation is callable by
    the holder due to the Company's default on scheduled installments                        72,164         72,164

    Unsecured notes payable to four individuals in various weekly installments through May 1999 and May 2000, with 14% interest. These obligations are callable by the holders due to the Company's default on scheduled
    installments                                                                             53,819             --

    Obligations in conjunction with settlement of a lawsuit payable in various monthly and quarterly installments through May 1997, with 10% to 13%
    interest. This obligation is callable by the holder due to the Company's
    default on schedules installments                                                        36,715        101,258

    Contracts payable in various monthly installments with 8% to 8.5% interest
    Collateralized by equipment                                                              22,137         22,137

    Line of credit facility with a finance company, which provides for borrowings determined periodically based on contractual percentages of accounts receivable and inventories, as defined in the loan agreement
    Borrowings under the credit facility are payable on demand and bear interest at the bank's reference rate plus six percent. The agreement was
    terminated in February 1997                                                                  --        450,354

    Obligation to a finance company payable in monthly payments of $2,499 and
    $1,169 through December 1996 with 9% and 13% interest                                        --         42,886

    Term note payable to bank                                                                    --         22,917
                                                                                         ----------     ----------

        Total                                                                            $  269,639     $  796,520
                                                                                         ==========     ==========


NOTE 4 - NOTES PAYABLE TO RELATED PARTY

The Company has various unsecured notes payable to an officer/shareholder. The notes are payable on demand with interest at 2% in excess of the prime rate (8.5% at December 31, 1997).

NOTE 5 - PREFERRED STOCK AND STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company has 100,000 shares of $.01 par value preferred stock authorized which includes 4,000 shares of Class A Convertible Redeemable preferred stock. During May 1993, the Company sold 2,000 shares of Class A Convertible Redeemable Preferred Stock for $100 per share and issued 570 shares to retire debt. Each share of the Preferred Stock is convertible into 80 shares of common stock of the Company at the option of the holder and has voting rights equal to the number of common shares issuable if converted. The Preferred Stock has the right to share in dividends declared on the Company's common stock and has certain liquidation preferences.

The Preferred Stock must be redeemed by the Company on June 30, 2000 at $100 per share. In addition, redemption of the Preferred Stock may be accelerated, at the option of the holder or the Company, subject to the Company receiving cumulative proceeds from the sale of shares of qualifying capital stock, as defined, of not less than $500,000. In the event of acceleration, the Preferred Stock would be redeemable at a price of $120 per share through July 1, 1994, and increasing at a rate of 8% each July 1 thereafter. The carrying value of the Preferred Stock does not include the potential additional acceleration premium as the Company has not sold this level of qualifying capital stock. Had accelerated redemption been required, the carrying value of the Preferred Stock would be $419,424 and $388,584 at December 31, 1997 and 1996.

COMMON STOCK

The Company has reserved up to 40,000 shares of common stock for issuance to certain sales representatives under an incentive stock performance plan. Under this plan, the Company may award shares of common stock as an incentive to the sales representatives who achieve designated sales performance criteria. Through December 31, 1997, the Company has awarded a total of 30,000 shares of common stock to four sales representatives. No awards were given in 1997 or 1996.

STOCK OPTIONS AND WARRANTS

The Company has reserved 200,000 shares of its common stock for issuance to officers and key employees under an incentive stock option plan. Generally, options become exercisable over a three year period and expire five years after the date of grant. Options are granted at an excess of the fair market value of the common stock on the date of grant. The following is a summary of Plan activity:


                                                      Number of        Exercise
                                                       Shares           Price
                                                     -----------      ----------
    Balance, December 31, 1995                            58,000         $ .38
    Canceled                                               2,000           .38
                                                     -----------
    Balance, December 31, 1996                            56,000           .38
    Canceled                                              29,500           .38
                                                     -----------

    Balance, December 31, 1997                            26,500           .38
                                                     ===========


At December 31, 1997, options granted under the Plan to acquire 26,500 shares of common stock were exercisable and 139,250 were available for grant.

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


NOTE 6 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases certain of its facilities under noncancelable operating leases which expire in 2001. Rent expense and future minimum rental commitments for these leases are as follows:


    Expense:
        1997                                                          $  101,568
        1996                                                             256,424
    Commitments:
        1998                                                          $   78,948
        1999                                                              78,948
        2000                                                              78,948
        2001                                                              59,211
                                                                      ----------

               Total Commitments                                      $  296,055
                                                                      ==========


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


CONSULTING AGREEMENTS

In connection with a negotiated settlement in August 1991, the Company entered into an agreement with a medical professional for consulting services to be rendered during the five-year period 1994 through 1998. Consulting fees under the agreement are $50,000 per year. In February 1998, the Company agreed to settle this agreement including amounts in arrears for a fee of $25,000 and further agreed to consulting services for quarterly fees of $12,500 from June 1998 through March 2000.

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


NOTE 7 - INCOME TAXES

At December 31, 1997 and 1996, the Company had net operating loss carryforwards of approximately $8.1 million and $7.8 million expiring from 2003 to 2012. No provision for income taxes has been reflected in the accompanying consolidated statements of operations. A valuation allowance has been established for the entire 1997 and 1996 net deferred tax benefit of $3.2 million and $3.1 million because its realization is not likely.

The provision for income taxes varied from the federal statutory tax rate as follows:


                                                               1997      1996
                                                              ------    ------
    Statutory Federal Income Tax Rate                            (35)%     (35)%
    State Tax, Net of Federal Benefit                             --        --
    Increase in Net Operating Loss Carryforwards                  35        35
                                                              ------    ------

        Effective Rate                                            --%       --%
                                                              ======    ======


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

3(i)(b)       Certificate of Amendment of Restated Certificate              Incorporated by reference to
              of Incorporation dated effective April 2, 1993                Exhibit No. 3(i)(b), Annual Report
                                                                            on Form 10-KSB for fiscal year
                                                                            ended December 31, 1996

3(i)(c)       Certificate of Amendment of Restated Certificate              Incorporated by reference to
              of Incorporation dated effective April 2, 1993                Exhibit No. 3(i)(c), Annual Report
                                                                            on Form 10-KSB for fiscal year
                                                                            ended December 31, 1996

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

4(a)          Option to Purchase Shares of Common Stock                     Incorporated by reference to
              dated as of December 1, 1993, to Samuel P.                    Exhibit No. 4c, Annual Report on
              Sears, Jr.                                                    Form 10-KSB for fiscal year ended
                                                                            December 31, 1994

4(b)          Certificate of Designations, Preferences and                  Incorporated by reference to
              Rights of Class A Convertible Preferred Stock                 Exhibit No. 4h, Annual Report on
                                                                            Form 8-KSB, dated June 7, 1993

4(c)          Certificate of Designation of Series B Convertible            Incorporated by reference to
              Preferred Stock                                               Exhibit No. 4c, Annual Report
                                                                            on Form 10-KSB for fiscal year
                                                                            ended December 31, 1996

4(d)          Option to Purchase Shares of Common Stock dated               Incorporated by reference to
              as of February 28, 1994, to Robert J.                         Exhibit 4d, Annual Report on
              Fitzsimmons                                                   Form 10-KSB for fiscal year
                                                                            ended December 31, 1994

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



Number                  Description                                         Location
------                  -----------                                         --------

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

10(f)         License Agreement by and between Eye Technology,              Filed herewith.
              Inc. and OII International, Inc., dated January 31,
              1997

10(g)         Equipment Lease Agreement by and between Eye                  Incorporated by reference to
              Technology, Inc. and Noel G. Bissonette, dated                Exhibit No. 10y, Annual Report
              August 31, 1990                                               on Form 10-K for fiscal year
                                                                            ended December 31, 1990




Number                  Description                                         Location
------                  -----------                                         --------

10(h)         Joint Venture Agreement by and among Eye                      Incorporated by reference to
              Technology, Inc., Kera-Metrics Inc., and the                  Exhibit No. 10y, Annual Report
              Stockholders of Kera-Metrics Inc., dated                      on Form 10-KSB for fiscal year
              November 27, 1992                                             ended December 31, 1992

10(i)         Distribution Agreement by and between                         Incorporated by reference to
              Kera-Metrics Corporation and Eye Technology,                  Exhibit No. 10z, Annual Report
              Inc., dated November 27, 1992                                 on Form 10-KSB for fiscal year
                                                                            ended December 31, 1992

10(j)         Promissory Note from Eye Technology, Inc. to                  Incorporated by reference to
              Burns & Levinson, dated June 4, 1993                          Exhibit No. 10dd, Annual Report
                                                                            on Form 10-KSB for fiscal year
                                                                            ended December 31, 1993

10(k)         Consulting and License Agreement by and                       Incorporated by reference to
              between Eye Technology, Inc. and Paul Fyfe,                   Exhibit No. 10ee, Annual Report
              dated October 29, 1993                                        on Form 10-KSB for fiscal year
                                                                            ended December 31, 1993

10(l)         Accounts Receivable Financing Agreement dated                 Incorporated by reference to
              June 2, 1994 between the Company and Republic                 Exhibit No. 10z, Annual Report
              Acceptance Corporation                                        on Form 10-KSB for fiscal year
                                                                            ended December 31, 1994

10(m)         Security Agreement dated June 2, 1994, between                Incorporated by reference to
              the Company and Republic Acceptance                           Exhibit No. 10aa, Annual Report
              Corporation                                                   on Form 10-KSB for fiscal year
                                                                            ended December 31, 1994



Number                  Description                                         Location
------                  -----------                                         --------

10(n)         Security Agreement dated June 2, 1994, between                Incorporated by reference to
              Eye Technology International, Inc. and Republic               Exhibit No. 10bb, Annual Report
              Acceptance Corporation                                        on Form 10-KSB for fiscal year
                                                                            ended December 31, 1994

10(o)         Guaranty of Payment for Existing and/or Future                Incorporated by reference to
              Indebtedness, dated June 2, 1994 between Eye                  Exhibit No. 10cc, Annual Report
              Technology International, Inc. and Republic                   on Form 10-KSB for fiscal year
              Acceptance Corporation                                        ended December 31, 1994

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

10(q)         Amendment to Agreement by and between the                     Incorporated by reference to
              Company and Microprecision Instrument                         Exhibit No. 10ff, Annual Report
              Company, Inc., dated March 28, 1995                           on Form 10-KSB for fiscal year
                                                                            ended December 31, 1994

10(r)         Stock Exchange Agreement dated February 6,                    Incorporated by reference to
              1998 between the Company and the stockholders                 Exhibit No. 10.1, Current Report
              of Star Tobacco and Pharmaceuticals, Inc.                     on Form 8-K, dated February 19,
                                                                            1998

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
