Form 10QSB
period 1997-03-31
EYE TECHNOLOGY INC
filed 1998-05-01
CIK 776008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended       March 31, 1997
                               ------------------------------------------------


[ ]   Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from                         to
                               -----------------------    ---------------------

Commission file number             0-15324
                       --------------------------------------------------------

                              Eye Technology, Inc.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                    52-1402131
-------------------------------------------------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)


          16 South Market Street, Petersburg, Virginia 23803
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

          (804) 861-0681
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,310,591 shares of Common Stock, $.01 par value, outstanding as of April 6, 1998

         Transitional Small Business Disclosure Format  (check one):

Yes [ ] No [ ]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

An index to the financial statements of the Company filed as a part of this report appears at Page F-1. The financial statements of the Company appear at Pages F-2 through F-6 of this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Financial Condition. The Company was in a severe liquidity position at the beginning of the quarter ended March 31, 1997. During the quarter, the Company's primary working capital lender threatened repeatedly to cease advances under the Company line of credit, which was geared by formula to accounts receivable and inventory levels. On January 31, 1997, the Company entered into a license agreement by which it granted a non-exclusive license for the use of its intraocular lenses. The proceeds therefrom (approximately $325,000) enabled the Company to retire its working capital line of credit. The Company simultaneously entered into an arrangement for the recourse factoring of its accounts receivable.

         Notwithstanding the effect of the license agreement described above, the Company remained in a severe cash shortage and was dependent upon the forbearance of certain creditors in order to maintain operations.

Results of Operations. Sales for the first quarter declined significantly from $718,437 in the first quarter of 1996 to $370,086 in the comparable quarter of 1997. Sales declines are attributable primarily to two factors: (1) the Company's product line of intraocular lenses does not include "foldable" or "soft" lenses, which achieved a larger share of the market; and (2) the Company's poor liquidity position does not allow it to expend money on marketing and sales activity or to recruit additional sales personnel.

         The gross profit margin declined from 64% in 1996 to 51% in 1997, reflecting slightly lower prices and, more significantly, the impact of fixed overhead manufacturing costs relative to a declining sales volume.

         Sales and marketing expense, as a percentage of sales, was 12% in 1997 compared to 40% in 1996. The Company reduced its presence at leading industry trade shows due to a lack of working capital and generally reduced its advertising and promotional expenditures. Products on which commissions were payable were less, as a larger percentage of sales went to "house" accounts.

         General and administrative expenses in the first quarter of 1997 were 41% of sales versus 38% in 1996. The slight increase is attributable to the lower sales revenue and the inability of the Company to reduce expenses at the same rate as the reduction in sales.

         Interest expense rose significantly from $38,882 in the first quarter of 1996 to $62,656 for the first quarter of 1997. The increase reflects fees and penalties assessed by the Company's line of credit lender as a result of the Company's default position, which amounts more than offset interest declines resulting from lower levels of borrowed monies.

         Net income was $243,557 in 1997's first quarter compared to a net loss of $157,706 in 1996. That the Company was able to generate net income was attributable to the one-time license fee described above.

                                     PART II
                                OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         In January 1997, the Company's line of credit lender declared the Company to be in default of its loan arrangements by reason of its failure to provide financial information to the lender. On January 31, 1997, the Company paid off its indebtedness to the lender.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              No exhibits are filed with this report.

         (b) No Report on Form 8-K was filed during the fiscal quarter for which this report is filed.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      EYE TECHNOLOGY, INC.

Date:   April 29, 1998                    /s/  Samuel P. Sears, Jr.
                                      --------------------------------------
                                      Samuel P. Sears, Jr., Chief Executive
                                      Officer and Chief Financial Officer

         Index to Unaudited Condensed Consolidated Financial Statements



       Description                                                       Page
       -----------                                                       ----
1.     Condensed Consolidated Balance Sheets                              F-2
                dated March 31, 1997 and December 31, 1996
2.     Condensed Consolidated Statements of Operations                    F-4
                for the Three Month Periods Ended March 31, 1997
                and 1996
3.     Condensed Consolidated Statements of Cash Flows                    F-5
                for the Three Month Periods Ended March 31, 1997
                and 1996
4.     Notes to Unaudited Condensed Consolidated Financial Statements     F-6

Eye Technology, Inc
Condensed Consolidated Balance Sheets


                                             March 31,        December 31,
                                                1997              1996
                                            (Unaudited)        (Audited)
                                            ------------      ------------
            ASSETS

Current Assets:
   Cash                                     $      2,167      $     64,266
   Accounts receivable, net                       53,685           102,623
   Inventories                                   988,386         1,049,257
   Prepaid expenses and other deposits             4,414             4,414
                                            ------------      ------------
         Total Current Assets                  1,048,652         1,220,560
                                            ------------      ------------

Property and Equipment:
   Machinery and equipment                       498,516           498,516
   Office equipment and furniture                272,040           272,040
   Leasehold improvements                         39,837            39,837
                                            ------------      ------------
                                                 810,393           810,393
         Less: Accumulated depreciation         (741,714)         (733,389)
                                            ------------      ------------
            Property and Equipment, net           68,679            77,004
                                            ------------      ------------

Other Assets:
   Purchased technology                          396,773           414,434
   Other                                          23,225            23,225
                                            ------------      ------------
         Total Other Assets                      419,998           437,659
                                            ------------      ------------

Total  Assets                               $  1,537,329      $  1,735,223
                                            ============      ============

See accompanying notes to the condensed consolidated balance sheets

Eye Technology, Inc
Condensed Consolidated Balance Sheets


                                                     March 31,        December 31,
                                                        1997              1996
                                                    (Unaudited)        (Audited)
                                                    ------------      ------------
         LIABILITIES

Current Liabilities:
   Notes payable                                    $    154,881      $    450,354
   Current portion of long-term debt                     262,708           346,166
   Notes payable-related party                           149,200           172,500
   Accounts payable-trade                                343,835           405,398
   Accrued liablities:
     Professional fees                                   495,877           491,477
     Compensation                                        134,469           124,517
     Commissions                                         135,503           153,575
     Other                                               165,335           139,273
     Deferred Revenue                                     80,000            80,000
                                                    ------------      ------------
         Total current liabilities                     1,921,808         2,363,260
                                                    ------------      ------------

Long term debt net of current                                  0                 0
                                                    ------------      ------------

Convertible preferred stock                              257,000           257,000
                                                    ------------      ------------

                          STOCKHOLDERS' DEFICIT

Common stock                                              34,352            34,352
Additional paid-in capital                             8,777,505         8,777,504
Accumulated Deficit                                   (9,453,336)       (9,696,893)
                                                    ------------      ------------
         Total stockholders' deficit                    (641,479)         (885,037)
                                                    ------------      ------------

Total Liabilities and Stockholders' Deficit         $  1,537,329      $  1,735,223
                                                    ============      ============

See accompanying notes to the condensed consolidated balance sheets

EYE TECHNOLOGY, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                           Three Month Period Ended
                                                                    March 31
                                                             1997             1996
                                                         ----------------------------
NET SALES                                                $   370,086      $   718,437
COST OF GOODS SOLD                                           190,501          255,811
                                                         -----------      -----------
      Gross Profit                                           179,585          462,626
                                                         -----------      -----------

OPERATING EXPENSES:
      Sales and Marketing                                     43,882          284,908
      General and administrative                             153,490          269,958
      Research and development                                     0           15,402
                                                         -----------      -----------
              Total Operating Expenses                       197,372          570,268
                                                         -----------      -----------

         OPERATING LOSS                                      (17,787)        (107,642)
                                                         -----------      -----------

OTHER INCOME (EXPENSE):
      License sale                                           324,000                0
      Interest expense, net                                  (62,656)         (38,882)
      Other Income (Expenses)                                      0          (11,182)
                                                         -----------      -----------
      Total Other Income (Expenses)                          261,344          (50,064)
                                                         -----------      -----------

NET INCOME (LOSS)                                        $   243,557      $  (157,706)
                                                         ===========      ===========

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE     $      0.07      $     (0.05)
                                                         ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 3,435,190        3,438,556
                                                         ===========      ===========


See accompanying notes to the condensed consolidated balance sheets

EYE TECHNOLOGY, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                 THREE MONTH PERIOD ENDED
                                                                        MARCH 31
                                                                    1997          1996
                                                                 ------------------------
Cash flows from operating activities:
      Net income (loss)                                          $ 243,557      $(157,706)
      Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization                             25,986         37,993
          Change in current assets and liabilities:
             Accounts receivable                                    48,938         82,879
             Inventories                                            60,871         70,528
             Prepaid expenses and other                                  0         22,314
             Accounts payable and accrued liabilities              (39,220)        31,102
                                                                 ---------      ---------
      Net cash provided by operating activities                    340,132         87,110
                                                                 ---------      ---------

Cash flows from investing activities:
      Purchase of property and equipment, net                            0             84
                                                                 ---------      ---------
      Net cash provided by investing activities                          0             84
                                                                 ---------      ---------

Cash flows from financing activities:
      Proceeds from issuance of long-term debt                           0          8,000
      Repayment of long-term debt and notes payable               (402,231)             0
                                                                 ---------      ---------
      Net cash (used in) provided by financing activities         (402,231)         8,000
                                                                 ---------      ---------

Net increase (decrease) in cash                                    (62,099)        95,194

Cash, beginning of period                                           64,266          5,649
                                                                 ---------      ---------
Cash, end of period                                              $   2,167      $ 100,843
                                                                 =========      =========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                     $  31,533      $  27,993


    See accompanying notes to the condensed consolidated balance sheets

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

The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


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

                               Index to Exhibits

EXHIBIT
 NUMBER                  DESCRIPTION
-------                  -----------

 27.1                    Financial Data Schedule