Form 10QSB
period 1997-06-30
EYE TECHNOLOGY INC
filed 1998-05-01
CIK 776008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         June 30, 1997
                               -------------------------------------------------


[ ]  Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from                         to
                                ---------------------        ------------------

Commission file number           0-15324
                      ----------------------------------------------------------

                              Eye Technology, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                      52-1402131
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

               16 South Market Street, Petersburg, Virginia 23803
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (804) 861-0681
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X               No
    -------------            -------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes                      No
    -------------            -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,310,591 shares of Common Stock, $.01 par value, outstanding as of April 6, 1998

         Transitional Small Business Disclosure Format  (check one):

Yes                      No
    -------------            -------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

An index to the financial statements of the Company filed as a part of this report appears at Page F-1. The financial statements of the Company appear at Pages F-2 through F-7 of this report.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Financial Condition. The Company maintained a position of severe working capital shortages throughout the second quarter of 1997, a situation that did not improve until a "reverse acquisition" transaction in February 1998 with Star Tobacco and Pharmaceuticals, Inc. The Company was dependent upon the forbearance of certain creditors in order to maintain operations.

Results of Operations. Sales for the six-month period ended June 30, 1997, declined significantly from $1,292,611 to $734,643 in the comparable period of 1996. Continuing a trend that began in 1996, the sales revenue declined due: to a growing market emphasis on "foldable" or "soft" lenses, which the Company does not sell, as opposed to "hard" lenses, which comprises the Company's product line; to working capital shortages which did not allow the Company to make expenditures for marketing and promotional purposes; and (to a lesser extent) declining product prices, which was an industry-wide situation.

         Gross profit margin for the 1997 six-month period was 39%, compared to 63% in the first half of 1996 and compared to 51% in the first quarter of 1997. The primary reason for the significant decline was that fixed manufacturing costs and costs not directly related to volume did not decline, thus becoming a larger percentage of sales. In addition, manufacturing efficiencies declined as volume fell off.

         Sales and marketing expenses were 11% in the first half of 1997 versus 38% in the first half of 1996. Almost all of the 1997 expense represents commissions. The Company's poor liquidity position prevented it from making marketing, promotional and adverting expenditures as it had in 1996. In addition, a larger portion of the Company's sales were to customers on which no commissions were payable.

         General and administrative expenses, as a percentage of sales, were similar for the two six-month periods shown, at 41% in 1997 and 42% in 1996.

         Interest expense was $98,466 in 1997 versus $73,668 in 1996. The difference is attributable to fees and penalties incurred in January 1997 to the Company's then line of credit lender, which were classified as "interest."

         The Company achieved net income of $129,122 in the first six months of 1997 due to a one-time license fee received of $325,000, without which the Company would have shown a loss comparable, as a percentage of sales, to the loss generated in the first six months of 1996.


                                     PART II
                                OTHER INFORMATION

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



                                        EYE TECHNOLOGY, INC.

Date:   April 29, 1998                   /s/   Samuel P. Sears, Jr.
                                        --------------------------------------
                                        Samuel P. Sears, Jr., Chief Executive
                                        Officer and Chief Financial Officer

         Index to Unaudited Condensed Consolidated Financial Statements



       Description                                                                                        Page
       -----------                                                                                        ----
1.     Condensed Consolidated Balance Sheets                                                               F-2
                as of June 30, 1997 and December 31, 1996
2.     Condensed Consolidated Statements of Operations                                                     F-4
                for the Three Month Periods Ended June 30, 1997 and 1996
3.     Condensed Consolidated Statements of Operations                                                     F-5
                for the Six Month Periods Ended June 30, 1997 and 1996
4.     Condensed Consolidated Statements of Cash Flows                                                     F-6
                for the Six Month Periods Ended June 30, 1997 and 1996
5.     Notes to Unaudited Condensed Consolidated Financial Statements                                      F-7

Eye Technology, Inc
Condensed Consolidated Balance Sheets


                                              June 30,          December 31,
                                                1997               1996
                                            (Unaudited)          (Audited)
                                           --------------     ---------------
                ASSETS
    Current Assets:
   Cash                                      $       815       $    64,266
   Accounts receivable, net                      112,281           102,623
   Inventories                                   863,701         1,049,257
   Prepaid expenses and other deposits             4,414             4,414
                                             -----------       -----------
         Total Current Assets                    981,211         1,220,560
                                             -----------       -----------
Property and Equipment:
   Machinery and equipment                       529,518           498,516
   Office equipment and furniture                272,040           272,040
   Leasehold improvements                         39,837            39,837
                                             -----------       -----------
                                                 841,395           810,393
         Less: Accumulated depreciation         (749,069)         (733,389)
                                             -----------       -----------
            Property and Equipment, net           92,326            77,004
                                             -----------       -----------

Other Assets:
   Purchased technology                          379,113           414,434
   Other                                          23,225            23,225
                                             -----------       -----------
         Total Other Assets                      402,338           437,659
                                             -----------       -----------

Total  Assets                                $ 1,475,875       $ 1,735,223
                                             ===========       ===========


See accompanying notes to the condensed consolidated balance sheets

Eye Technology, Inc
Condensed Consolidated Balance Sheets




                                                     June 30,         December 31,
                                                       1997              1996
                                                    (Unaudited)        (Audited)
                                                    -------------     ------------
             LIABILITIES

    Current Liabilities:
   Notes payable                                     $   179,553       $   450,354
   Current portion of long-term debt                     275,636           346,166
   Notes payable-related party                           139,200           172,500
   Accounts payable-trade                                361,504           405,398
   Accrued liabilities:
     Professional fees                                   500,277           491,477
     Compensation                                        168,218           124,517
     Commissions                                         122,155           153,575
     Other                                               148,252           139,273
     Deferred Revenue                                     80,000            80,000
                                                     -----------       -----------
         Total current liabilities                     1,974,795         2,363,260
                                                     -----------       -----------

Long term debt net of current                                  0                 0
                                                     -----------       -----------

Convertible preferred stock                              257,000           257,000
                                                     -----------       -----------

                          STOCKHOLDERS' DEFICIT

Common stock                                              34,352            34,352
Additional paid-in capital                             8,777,505         8,777,504
Accumulated Deficit                                   (9,567,777)       (9,696,893)
                                                     -----------       -----------
         Total stockholders' deficit                    (755,920)         (885,037)
                                                     -----------       -----------

Total Liabilities and Stockholders' Deficit          $ 1,475,875       $ 1,735,223
                                                     ===========       ===========


See accompanying notes to the condensed consolidated balance sheets

EYE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                             Three Month Period Ended
                                                                    June 30,
                                                              1997             1996
                                                          -----------------------------
Net Sales                                                 $   364,557       $   574,174
Cost of goods sold                                            260,205           220,436
                                                          -----------       -----------
      Gross Profit                                            104,352           353,738
                                                          -----------       -----------

Operating Expenses:
      Sales and Marketing                                      40,340           210,147
      General and administrative                              147,172           276,054
      Research and development                                      0             3,085
                                                          -----------       -----------
              Total Operating Expenses                        187,512           489,286
                                                          -----------       -----------

         Operating  Loss                                      (83,160)         (135,548)
                                                          -----------       -----------

Other Income (Expense):
      License sale                                              1,000                 0
      Interest expense, net                                   (35,810)          (34,786)
      Other Income (Expenses)                                   3,535             7,195
                                                          -----------       -----------
      Total Other Income (Expenses)                           (31,275)          (27,591)
                                                          -----------       -----------
Net  Loss                                                 $  (114,435)      $  (163,139)
                                                          ===========       ===========

Net loss per common share                                 $     (0.03)      $     (0.05)
                                                          ===========       ===========

Basic and Diluted Net income (loss) per common share        3,435,190         3,438,656
                                                          ===========       ===========


See accompanying notes to the condensed consolidated balance sheets

EYE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                             Six Month Period Ended
                                                                    June 30,
                                                              1997            1996
                                                          -----------------------------
Net Sales                                                 $   734,643       $ 1,292,611
Cost of goods sold                                            450,706           476,247
                                                          -----------       -----------
      Gross Profit                                            283,937           816,364
                                                          -----------       -----------

Operating Expenses:
      Sales and Marketing                                      84,222           495,055
      General and administrative                              300,662           546,012
      Research and development                                      0            18,487
                                                          -----------       -----------
              Total Operating Expenses                        384,884         1,059,554
                                                          -----------       -----------

         Operating Loss                                      (100,947)         (243,190)
                                                          -----------       -----------

Other Income (Expense):
      License sale                                            325,000                 0
      Interest expense, net                                   (98,466)          (73,668)
      Other Income (Expenses)                                   3,535            (3,987)
                                                          -----------       -----------
      Total Other Income (Expenses)                           230,069           (77,655)
                                                          -----------       -----------

Net Income (Loss)                                         $   129,122       $  (320,845)
                                                          ===========       ===========

Basic and Diluted Net income (loss) per common share      $      0.04       $     (0.09)
                                                          ===========       ===========

Weighted average common shares outstanding                  3,435,190         3,438,656
                                                          ===========       ===========


See accompanying notes to the condensed consolidated balance sheets


======================================================================================================


Eye Technology, Inc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                   Six Month Period Ended
                                                                           June 30,
                                                                     1997          1996
                                                                  --------------------------
Cash flows from operating activities:
      Net income (loss)                                           $ 129,122       $(320,845)
      Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization                              51,000          79,328
          Change in current assets and liabilities:
             Accounts receivable                                     (9,658)        124,182
             Inventories                                            185,556         106,329
             Prepaid expenses and other                                   0          18,551
             Accounts payable and accrued liabilities               (13,838)         (3,415)
                                                                  ---------       ---------
      Net cash provided by operating activities                     342,182           4,130
                                                                  ---------       ---------

Cash flows from investing activities:
      Purchase of property and equipment, net                       (31,002)              0
      Proceeds from disposal of property& equipment                       0           5,819
                                                                  ---------       ---------
      Net cash provided by (used) investing activities              (31,002)          5,819
                                                                  ---------       ---------

Cash flows from financing activities:
      Proceeds from issuance of long-term debt                            0           8,000
      Repayment of long-term debt and notes payable                (374,631)              0
                                                                  ---------       ---------
      Net cash provided by (used in) financing activities          (374,631)          8,000
                                                                  ---------       ---------

      Net increase (decrease) in cash                               (63,451)         17,949

Cash, beginning of period                                            64,266           5,649
                                                                  ---------       ---------
Cash, end of period                                               $     815       $  23,598
                                                                  =========       =========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                      $  83,088       $  44,150


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

The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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