Form 10QSB
period 1997-09-30
EYE TECHNOLOGY INC
filed 1998-05-01
CIK 776008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)


[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarterly period ended          September 30, 1997
                                ------------------------------------------------


[  ]  Transition report under Section 13 or 15(d) of the Exchange Act



For the transition period from                         to
                               ----------------------        -------------------

Commission file number            0-15324
                       ---------------------------------------------------------

                              Eye Technology, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                     52-1402131
--------------------------------------------------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

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

Yes    X       No
    --------      --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes              No
    ----------      ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,310,591 shares of Common Stock, $.01 par value, outstanding as of April 6, 1998

         Transitional Small Business Disclosure Format  (check one):

Yes             No
    ----------     ---------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

An index to the financial statements of the Company filed as a part of this report appears at Page F-1. The financial statements of the Company appear at Pages F-2 through F-7 of this report.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Financial Condition. The Company maintained a position of severe working capital shortages throughout the third quarter of 1997, a situation that did not improve until a "reverse acquisition" transaction in February 1998 with Star Tobacco and Pharmaceuticals, Inc. The Company was dependent upon the forbearance of certain creditors in order to maintain operations.

Results of Operations. Sales for the nine-month period ended September 30, 1997, declined to $1,059,337 from $1,899,500 for the same period of 1996. Sales for the third quarter of 1997 were $324,000, compared to sales of $370,086 and $364,567 for the first and second quarters, respectively, of 1997. 1997 sales were substantially less than 1996 sales for all quarterly periods because of the Company's inability, due to a lack of working capital, to expend funds for marketing and promotional purposes and to engage additional sales representatives that would give the Company greater geographical representation. In addition, some customers switched from using "hard" intraocular lenses, which comprises the Company's product line of such lenses, to "foldable" or "soft" lenses, which the Company does not produce or sell. Furthermore, Company sales of MKM equipment used in refractive surgery declined in 1997 due to the Company's inability to finance design changes needed to make the Company's product competitive in the marketplace.

         Gross profit margin for the nine months ended September 30, 1997, was 42% compared to 70% for the same period of 1996. The primary reason for the significant decline was that fixed manufacturing costs and costs not directly related to volume did not decline, thus becoming a larger percentage of sales. In addition, manufacturing efficiencies declined as volume fell off.

         Sales and marketing expenses were 11% of sales in the 1997 period compared to 38% in 1996. The Company's poor liquidity position prevented it from making marketing, promotional and adverting expenditures, as it had in 1996. In addition, a larger portion of the Company's sales were to customers on which no commissions were payable.

         General and administrative expenses, as a percentage of sales, remained relatively stable during the two nine-month periods shown in this Report, as the Company was able to reduce this category of expense in the face of declining sales revenue.

         Interest expense increased in the 1997 period to $127,662 from $106,799 in the 1996 period. The increase reflects one-time fees and penalties incurred in January 1997 to the Company's then line of credit lender, which amounts are classified as "interest."

         Net income of $119,657 was achieved in the first nine months of 1997 due to a non-recurring license fee of $325,000 received from an unrelated party for the right to make intraocular lenses pursuant to the Company's FDA approvals. Otherwise, the 1997 period would have shown a net loss proportionate to the Company's net loss for the 1996 nine-month period of $306,873.

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


                               EYE TECHNOLOGY, INC.

Date:     April 29, 1998          /s/  Samuel P. Sears, Jr.
                               -------------------------------------------------
                               Samuel P. Sears, Jr., Chief Executive Officer and Chief Financial Officer

         Index to Unaudited Condensed Consolidated Financial Statements



         Description                                                                                         Page
         -----------                                                                                         ----
1.       Condensed Consolidated Balance Sheets                                                                F-2
                  dated September 30, 1997 and December 31, 1996

2.       Condensed Consolidated Statements of Operations                                                      F-4
                  for the Three Month Periods Ended September 30, 1997 and 1996

3.       Condensed Consolidated Statements of Operations                                                      F-5
                  for the Nine Month Periods Ended September 30, 1997 and 1996

4.       Condensed Consolidated Statements of Cash Flows                                                      F-6
                  for the Nine Month Periods Ended September 30, 1997 and 1996

5.       Notes to Unaudited Condensed Consolidated Financial Statements                                       F-7


Eye Technology, Inc
Condensed Consolidated Balance Sheets



                                                September 30,    December 31,
                                                    1997             1996
                                                 (Unaudited)       (Audited)
                                                -------------    -------------
             ASSETS
             ------
Current Assets:
   Cash                                         $       1,842    $      64,266
   Accounts receivable, net                            59,634          102,623
   Inventories                                        816,583        1,049,257
   Prepaid expenses and other deposits                  4,414            4,414
                                                -------------    -------------
         Total Current Assets                         882,473        1,220,560
                                                -------------    -------------

Property and Equipment:
   Machinery and equipment                            529,517          498,516
   Office equipment and furniture                     272,040          272,040
   Leasehold improvements                              39,837           39,837
                                                -------------    -------------
                                                      841,394          810,393
         Less: Accumulated depreciation              (756,216)        (733,389)
                                                -------------    -------------
            Property and Equipment, net                85,178           77,004
                                                -------------    -------------

Other Assets:
   Purchased technology                               361,453          414,434
   Other                                               23,225           23,225
                                                -------------    -------------
         Total Other Assets                           384,678          437,659
                                                -------------    -------------

Total  Assets                                   $   1,352,329    $   1,735,223
                                                =============    =============

See accompanying notes to the condensed consolidated balance sheets

Eye Technology, Inc
Condensed Consolidated Balance Sheets


                                                      September 30,  December 31,
                                                          1997         1996
                                                      (Unaudited)    (Audited)
                                                      -----------    ------------
          LIABILITIES
          -----------
Current Liabilities:
   Notes payable                                      $    54,594    $   450,354
   Current portion of long-term debt                      277,951        346,166
   Notes payable-related party                            124,700        172,500
   Accounts payable-trade                                 345,025        405,398
   Accrued liabilities:
     Professional fees                                    504,777        491,477
     Compensation                                         194,233        124,517
     Commissions                                          112,616        153,575
     Other                                                166,813        139,273
     Deferred Revenue                                      80,000         80,000
                                                      -----------    -----------
         Total current liabilities                      1,860,709      2,363,260
                                                      -----------    -----------

Long term debt net of current                                   0              0
                                                      -----------    -----------

Convertible preferred stock                               257,000        257,000
                                                      -----------    -----------

                              STOCKHOLDERS' DEFICIT
                              ---------------------
Common stock                                               34,352         34,352
Additional paid-in capital                              8,777,504      8,777,504
Accumulated Deficit                                    (9,577,236)    (9,696,893)
                                                      -----------    -----------
         Total stockholders' deficit                     (765,380)      (885,037)
                                                      -----------    -----------

Total Liabilities and Stockholders' Deficit             $ 1,352,329    $ 1,735,223
                                                      ===========    ===========

See accompanying notes to the condensed consolidated balance sheets

Eye Technology, Inc
Condensed Consolidated Statements of Operations
(Unaudited)

                                                        Three Month Period Ended
                                                              September 30,
                                                           1997           1996
                                                       -----------    -----------

Net sales                                              $   324,694    $   606,889
Cost of goods sold                                         163,514         95,045
                                                       -----------    -----------
      Gross Profit                                         161,180        511,844
                                                       -----------    -----------

Operating Expenses:
      Sales and Marketing                                   34,500        218,955
      General and Administrative                           109,554        223,214
      Research and development                                   0          3,446
                                                       -----------    -----------
              Total Operating Expenses                     144,054        445,715
                                                       -----------    -----------

         Operating Income                                   17,126         66,129
                                                       -----------    -----------

Other Income (Expense):
      Interest expense, net                                (29,196)       (33,131)
      OTher Income (Expenses)                                2,605        (19,026)
                                                       -----------    -----------
      Total Other Income (Expenses)                        (26,591)       (52,157)
                                                       -----------    -----------

Net Income (Loss)                                      $    (9,465)   $    13,972
                                                       ===========    ===========

Basic and Diluted Net income (loss) per common share   $    (0.003)   $     0.004
                                                       ===========    ===========

Weighted average common shares outstanding               3,435,190      3,435,190
                                                       ===========    ===========


See accompanying notes to the condensed consolidated balance sheets

Eye Technology, Inc
Condensed Consolidated Statements of Operations
(Unaudited)


                                               Nine Month Period Ended
                                                    September 30,
                                                 1997           1996
                                             -----------    -----------

Net Sales                                    $ 1,059,337    $ 1,899,500
Cost of goods sold                               614,220        571,292
                                             -----------    -----------
      Gross Profit                               445,117      1,328,208
                                             -----------    -----------

Operating Expenses:
      Sales and Marketing                        118,722        714,010
      General and Administrative                 410,216        769,326
      Research and development                         0         21,933
                                             -----------    -----------
              Total Operating Expenses           528,938      1,505,269
                                             -----------    -----------

         Operating Loss                          (83,821)      (177,061)
                                             -----------    -----------

Other Income (Expense):
      License sale                               325,000              0
      Interest expense, net                     (127,662)      (106,799)
      Other Income (Expenses)                      6,140        (23,013)
                                             -----------    -----------
      Total Other Income (Expenses)              203,478       (129,812)
                                             -----------    -----------

                                             ===========    ===========
Net Income (Loss)                            $   119,657    $  (306,873)
                                             ===========    ===========

Net income (loss) per common share           $      0.03    $     (0.09)
                                             ===========    ===========

Weighted average common shares outstanding     3,435,190      3,435,190
                                             ===========    ===========

See accompanying notes to the condensed consolidated balance sheets

Eye Technology, Inc
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                    Nine Month Period Ended
                                                                        September 30,
                                                                       1997         1996
                                                                    ---------    ----------
Cash flows from operating activities:
      Net income (loss)                                             $ 119,657    $(306,873)
      Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                75,808       89,609
          Change in current assets and liabilities:
             Accounts receivable                                       42,989      188,617
             Inventories                                              232,674       29,765
             Prepaid expenses and other                                     0      (28,365)
             Accounts payable and accrued liabilities                   9,224       14,369
                                                                    ---------    ---------
      Net cash provided by (used in) operating activities             480,352      (12,878)
                                                                    ---------    ---------
Cash flows from investing activities:
      Purchase of property and equipment, net                         (31,001)           0
      Proceeds from disposal of property& equipment                         0       10,807
                                                                    ---------    ---------
      Net cash provided by (used in) investing activities             (31,001)      10,807
                                                                    ---------    ---------
Cash flows from financing activities:
      Proceeds from issuance of long-term debt                              0        8,000
      Repayment of long-term debt and notes payable                  (511,775)           0
                                                                    ---------    ---------
      Net cash provided by (used in) financing activities            (511,775)       8,000
                                                                    ---------    ---------
Net increase (decrease) in cash                                       (62,424)       5,929

Cash, beginning of period                                              64,266        5,649
                                                                    =========    =========
Cash, end of period                                                 $   1,842    $  11,578
                                                                    =========    =========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                        $  93,224    $  56,874

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

The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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