Form 10QSB
period 1998-03-31
EYE TECHNOLOGY INC
filed 1998-05-15
CIK 776008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934


For the quarterly period ended   March 31, 1998
                               -------------------------------------------------


[ ] Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from                            to
                                -------------------------    -------------------

Commission file number  0-15324
                       ------------

                              Eye Technology, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                       52-1402131
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

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

Yes  [ ]     No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,310,591* shares of Common Stock, $.01 par value, outstanding as of April 6, 1998

         Transitional Small Business Disclosure Format  (check one):

Yes  [ ]     No  [ ]

* Assumes conversion of 13,831 shares of Series B Preferred Stock into 45,365,680 shares of Common Stock.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

An index to the financial statements of the Company filed as a part of this report appears at Page F-1. The financial statements of the Company appear at Pages F-2 through F-9 of this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Financial Condition. On February 6, 1998, the Company acquired all of the capital stock of Star Tobacco and Pharmaceuticals, Inc. ("Star") in consideration for the issue to Star's stockholders of stock which equaled approximately 90% of the total issued and outstanding capital stock of the Company after the transaction. As specified by "reverse acquisition" accounting rules (See Note B to the financial statements filed as a part of this Report), the condensed consolidated balance sheet of the Company at March 31, 1998, includes by consolidation Eye Technology, Inc., and all of its subsidiaries including Star, whereas the balance sheet at December 31, 1997, is the balance sheet of Star only.

         The Company's balance sheet at March 31, 1998, reflects an illiquid position with a current asset-to-liability ratio of 1 - 2.02. Operations at Star have been financed over the past several years primarily through increases in accounts payable, accrued expenses and borrowed funds from institutional lenders. During the first quarter ended March 31, 1998, and subsequent to the "reverse acquisition" transaction of February 6, 1998, described above, the Company received $1.45 million through the private sale of 2.9 million shares of Common Stock of the Company.

         Star maintains with a bank a revolving line of credit pursuant to which borrowings of up to $1.5 million are available to the Company with advances being limited by formula to specified levels of accounts receivable and inventory. This credit facility expired on March 31, 1998, but was extended to April 30, 1998, and again to May 31, 1998. The Company is in default of certain financial covenants with this lender, a situation which has existed for over two years. The Company is currently negotiating with unrelated investors with respect to equity investments in the Company of not less than five million dollars. The Company expects to close one or more of these investments prior to June 30, 1998, and perhaps prior to May 31, 1998. In the event the Company does not receive these anticipated equity funds by May 31, 1998, the Company believes that its bank lender will extend its existing line of credit to June 30, 1998. The Company intends to retire its existing bank indebtedness upon receipt of the anticipated equity financing, but there can be no assurances that it will receive such financing. There also can be no assurances that the existing line of credit would be extended beyond June 30, 1998, or that alternative debt or equity financing from third parties would be available. The Company's major shareholders have indicated, however, that they would supply debt or equity financing in the event such financing were not timely available from unrelated third parties.

         The significant increase in inventories at March 31, 1998, compared to December 31, 1997, reflects primarily the inclusion of inventories of over $800,000 maintained by Eye Technology, Inc. ("ETI"). The Company has begun preliminary discussions with third parties regarding a sale of assets related to the intraocular lens business of ETI. In the event of such a sale, the Company does not expect that there would be any significant financial gain or loss to the Company.

         The significant increase in "intangibles" reflects primarily the recording of $1,231,000 of goodwill incurred in the "reverse acquisition" transaction described above. This item is being amortized over a five-year period at the rate of $246,000 per year, or $62,000 per quarter.

         In March 1998, 2,320 shares of Class A Preferred Stock (listed as "Redeemable preferred stock" on the balance sheet) were converted into 232,000 shares of Common Stock of the Company, i.e., at the rate of 100 shares of Common Stock for each share of Preferred Stock. Each holder of Preferred Stock had the current right to redeem the shares for cash or to be converted to Common Stock at the rate of 80 shares of Common Stock for each share of Preferred Stock. The Company offered each holder to convert at the 100-to-1 ratio rather than the 80-to-1 ratio, and the holders of all but 250 shares of Preferred Stock accepted the Company's offer.

Results of Operations. Results for the first quarter of 1998 include the results of operations of the Company's ETI division for the months of February and March 1998, whereas results of operations shown for the first quarter of 1997 include only those of Star.

         Net sales declined by slightly more than 50% from the first quarter of 1997 to the first quarter of 1998, which includes $128,000 from the sale of intraocular lenses by the Company's ETI division. Sales of cigarettes and small cigars by the Company's tobacco products division, Star, declined by more than 52%. This decline is attributable to: (i) the loss of contract manufacturing business, primarily sales to Swisher International, Inc. for the manufacture of small cigars, which declined from $1,550,000 in the first quarter of 1997 to $17,000 in the first quarter of 1998; and (ii) declining sales of Star brand cigarettes due to the reallocation of financial resources throughout 1997 and 1998 to date from marketing, selling and promotional expenses to research and development expenses devoted to tobacco processing and the development of new products containing tobacco which is free of tobacco-specific nitrosamines. Net sales in the 1998 first quarter include $247,000 from the sale of a tobacco-flavored, non-nicotine chewing gum, first introduced to the market in the 1998 first quarter.

         Excise taxes, as a percentage of sales, increased from 35% in the 1997 first quarter to 40% in the 1998 first quarter. This change can be attributed to the fact that tobacco excise taxes are not payable by the Company on its sales of little cigars to Swisher International.

         Costs of goods sold ("COGS") remained relatively stable, as a percentage of sales, from 1997 first quarter to 1998 first quarter. Tobacco and gum COGS of approximately 48% in the first quarter of 1998 were only slightly adversely affected by COGS of 80% in the Company's ETI division.

         Gross profit margin was 11% in the first quarter of 1998 compared to 15% in the first quarter of 1997. The decline is due primarily to the impact of the increase in excise taxes calculated as a percentage of sales.

         Marketing and distribution expenses, as a percentage of sales, doubled from 1997's first quarter to the same quarter of 1998. The percentage increase is attributable to the effect of overhead costs, which become a larger percentage of sales as sales decline, and to expenses incurred in the introduction of the Company's gum product in the first quarter of 1998.

         General and administrative costs declined by approximately 10% from first quarter 1997 to first quarter 1998, but increased as a percentage of sales from 7% to 13%. The percentage increase is due to the following factors: (i) overhead costs increase as a percentage against a declining sales volume; (ii) a portion of general and administrative costs is related to research and development activities of the Company, from which no revenues have been derived, and which did not decline in the two periods being compared; (iii) an increase in accounting costs were incurred as a result of the "reverse acquisition" transaction described in "Financial Condition" above and as a result of the Company's efforts to file delinquent financial reports required by the Securities and Exchange Commission (which efforts were successfully completed as of May 1, 1998); and (iv) this category of expenses was 38% in the ETI division, the results of which for February and March are included in the 1998 operating results but not in the 1997 operating results.

         Research and development expenses were substantially the same in the two quarters being compared, and all such expenses are attributable to the Company's research and development activities described in the second paragraph of this section.

         As a consequence of the factors described above, the Company incurred an operating loss of $625,000 in 1998's first quarter compared to $115,000 in 1997's first quarter. The 1998 results include an operating loss of $35,000 at the Company's ETI division.

         The Company shows net income for the first quarter of almost $20,000, despite its operating loss of $625,000, due to an extraordinary gain of $736,000. As a condition to entering into the "reverse acquisition" transaction described in "Financial Condition" above, Star stipulated that certain substantial creditors of ETI would have to compromise the monies owed to them, in some cases for securities of the Company and in some cases for cash. As a result of those transactions, which were effected on February 6, 1998, the Company issued a total of approximately 1,238,800 shares of its Common Stock.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 6, 1998, the Company issued 13,831 shares of Series B Preferred Stock of the Company (the "B Preferred Stock") in exchange for all of the issued and outstanding capital stock of Star. The shares of B Preferred Stock are convertible at any time into shares of Common Stock of the Company at the rate of 3,280 shares of Common Stock for each share of B Preferred Stock. Consequently, all of the shares of B Preferred Stock outstanding, i.e., 13,831 shares, are convertible into a total of 45,365,680 shares of Common Stock, or approximately 90% of all such shares of Common Stock outstanding as of February 6, 1998.

         The holders of B Preferred Stock vote as one class with the holders of Common Stock and Class A Preferred Stock, with each share of B Preferred Stock having 500 votes (compared to one vote for each share of Common Stock and 80 votes for each share of Class A Preferred Stock). Consequently, the holders of the 13,831 shares of B Preferred Stock outstanding on the date of this Report have an aggregate of 6,915,500 votes, or approximately 46% of total voting rights as of the date of this Report. If all shares of currently outstanding B Preferred Stock were converted at the date of this Report, the holders thereof would have voting rights equal to approximately 85% of total voting rights.

         In connection with the February 6, 1998 exchange acquisition described above and elsewhere in this Report, approximately 1,238,800 shares of Common Stock were issued on February 6, 1998, in consideration for the cancellation or compromise of indebtedness of the Company.

         During the quarter covered by this Report, and after February 6, 1998, the Company sold an additional 2,900,000 shares of Common Stock in consideration of $1,450,000. The proceeds were used primarily to reduce indebtedness originally incurred for working capital purposes, including research and development.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company's subsidiary, Star, has a revolving line of credit with a bank pursuant to which the Company may borrow monies based upon a formula related to specified levels of accounts receivable and inventory. The loan is secured by all assets of Star and is guaranteed by ETI, as well as by certain major stockholders of the Company. Star is in default of certain financial covenants of the underlying loan agreements, as has been the case for at least two years. Star has never been, and is not now, in default in the payment of any principal or interest payment required by the terms of the loan. See Item 2, "Financial Condition," of Part I of this Report regarding the Company's intentions with respect to this loan.

ITEM 5.  OTHER INFORMATION

         Star entered into a License Agreement dated January 5, 1998, with Regent Court Technologies, a partnership of which Jonnie R. Williams and Francis
E. O'Donnell, Jr., M.D., are the sole partners, and with Mr. Williams and Dr. O'Donnell (collectively, the partnership, Mr. Williams and Dr. O'Donnell are referred to hereinafter as the "Licensor"). Under the terms of the License Agreement, Star is granted an exclusive license in the United States and its possessions, with the right to grant sublicenses under specified conditions, "to make, have made, use, sell or otherwise dispose of, or deal in . . ." tobacco in which the presence of one or more tobacco-specific nitrosamines has been eliminated to undetectable levels or been reduced to insignificant (for human use) levels or been prevented from forming to either of such levels, under any current or future patent rights and know-how held by the Licensor. The term of the License is for a period expiring upon the last to issue of any applicable patents.

         Jonnie R. Williams is an executive officer and principal stockholder of the Company. Francis E. O'Donnell, Jr., M.D., is a principal stockholder of the Company. Mr. Williams and Dr. O'Donnell, by virtue of their combined holdings of capital stock of the Company, should be considered as controlling stockholders of the Company.

         Under the terms of the License Agreement, the Company is obligated to pay to the Licensor a royalty of 2% on any sales of products covered by the License and 6% of any royalty income or sublicensee fees received by the Company from any unrelated sublicensees. The Company is entitled to certain deductions from revenues for patent prosecution and research and development in the calculation of royalty payments due to the Licensor.

         The Company regards the License Agreement as material to its future prospects. Research and development expenses in excess of $3.5 million have been incurred to date by Star since the beginning of the 1996 fiscal/calendar year in furtherance of the technology and products development covered by the License Agreement, and Star's business strategy for the future is dependent upon the License Agreement.

         The brief description of the License Agreement set forth herein is qualified by reference to the entire License Agreement, a copy of which has been filed with the Securities and Exchange Commission with this Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               License Agreement dated January 5, 1998, by and between Star Tobacco and Pharmaceuticals, Inc., as Licensee, and, as Licensor, Regent Court Technologies, Jonnie R. Williams, and Francis E. O'Donnell, Jr., M.D.

         (b)   Reports on Form 8-K.

               (i) The Company filed a Report on Form 8-K on February 19, 1998, which Report was amended (as permitted by the rules and regulations of the Securities and Exchange Commission) by amendment filed on April 20, 1998. Item 1, Change in Control of Registrant, and Item 2, Acquisition or Disposition of Assets, were included in this Report. Financial statements of Star Tobacco and Pharmaceuticals, Inc. for the 1997 and 1996 fiscal years ended December 31, and pro forma combined condensed financial statements of the Registrant, all as required by the instructions to Form 8-K, were also filed as part of the Report on Form 8-K.

               (ii) The Company filed a Report on Form 8-K on March 30, 1998, which Report was amended (as permitted by the rules and regulations of the Securities and Exchange Commission) by amendment filed April 10, 1998. Item 4, Changes in Registrant's Certifying Accountant, was included in this Report.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             EYE TECHNOLOGY, INC.

Date:   May 15, 1998                         /s/  Samuel P. Sears, Jr.
                                             -----------------------------------
                                             Samuel P. Sears, Jr.,
                                             Chairman of the Board,
                                             Chief Executive Officer and
                                             Chief Financial Officer

         Index to Unaudited Condensed Consolidated Financial Statements


       Description                                                                    Page
       -----------                                                                    ----
1.     Condensed Consolidated Balance Sheets                                          F-2
                dated March 31, 1998 and December 31, 1997
2.     Condensed Consolidated Statements of Operations                                F-4
                for the Three Month Periods Ended March 31, 1998 and 1997
4.     Condensed Consolidated Statements of Cash Flows                                F-5
                for the Three Month Periods Ended March 31, 1998 and 1997
5.     Notes to Unaudited Condensed Consolidated Financial Statements                 F-7

                  STAR TOBACCO & PHARMACEUTICALS, INC. (Note B)
         (Accounting Acquirer of Eye Technology, Inc. and Subsidiaries)

Condensed Consolidated Balance Sheets
(Unaudited)



                                            March 31,
                                              1998        December 31,
                  Assets                   (Unaudited)       1997
                                           ----------     ----------
Current assets:
     Cash                                  $  118,811     $   10,929
     Accounts receivable                      621,007        775,168
     Inventories                            1,743,122        605,392
     Advances to related parties              167,355           --
     Other current assets                      82,398         89,989
                                           ----------     ----------

                  Total current assets      2,732,693      1,481,478
                                           ----------     ----------

Property and equipment, net                 2,177,992      2,415,632
                                           ----------     ----------

Other assets:
     Intangibles, net of amortization       1,531,526        157,557
     Other assets                             118,729         64,969
                                           ----------     ----------

                  Total other assets        1,650,255        222,526
                                           ----------     ----------

                                           $6,560,940     $4,119,636
                                           ==========     ==========




See notes to condensed consolidated financial statements.

                  STAR TOBACCO & PHARMACEUTICALS, INC. (Note B)
         (Accounting Acquirer of Eye Technology, Inc. and Subsidiaries)


Condensed Consolidated Balance Sheets
(Unaudited)


                                                                                     March 31,
                                                                                       1998          December 31,
                  Liabilities and Stockholders' Deficit                             (Unaudited)          1997
                                                                                    -----------      -----------
Current liabilities:
     Notes payable - current                                                        $ 1,478,711      $ 1,942,085
     Accounts payable                                                                 3,169,269        2,735,686
     Accrued expenses                                                                   896,085           85,108
                                                                                    -----------      -----------

         Total current liabilities                                                    5,544,065        4,762,879

Notes payable, less current maturities                                                  994,035        1,099,242
                                                                                    -----------      -----------

         Total liabilities                                                            6,538,100        5,862,121
                                                                                    -----------      -----------

Commitments and contingencies

Redeemable preferred stock                                                               25,000             --
                                                                                    -----------      -----------

Stockholders' deficit:
     Preferred stock                                                                        138             --
     Common stock                                                                        79,698          383,557
     Additional paid-in capital                                                       3,029,007        1,004,607
     Accumulated deficit                                                             (3,111,003)      (3,130,649)
                                                                                    -----------      -----------

         Total stockholders' deficit                                                     (2,160)      (1,742,485)
                                                                                    -----------      -----------

                                                                                    $ 6,560,940      $ 4,119,636
                                                                                    ===========      ===========




See notes to condensed consolidated financial statements.

                  STAR TOBACCO & PHARMACEUTICALS, INC. (Note B)
         (Accounting Acquirer of Eye Technology, Inc. and Subsidiaries)


Condensed Consolidated Statements of Operations
(Unaudited)


                                                          Three Month Period Ended
                                                                 March 31
                                                            1998             1997
                                                        -----------      -----------
Net sales                                               $ 3,069,636      $ 6,201,279
Cost of goods sold                                        1,505,003        3,111,150
Excise taxes on products                                  1,236,807        2,186,216
                                                        -----------      -----------

         Gross profit                                       327,826          903,913
                                                        -----------      -----------

Operating expenses:
     Marketing and distribution expenses                    310,120          312,158
     General and administrative expenses                    395,808          435,642
     Research and development                               247,310          270,762
                                                        -----------      -----------

         Total operating expenses                           953,238        1,018,562
                                                        -----------      -----------

         Operating loss                                    (625,412)        (114,649)

Other income (expenses):
     Other                                                  (13,569)          12,851
     Interest expense                                       (76,985)         (55,320)
                                                        -----------      -----------

         Loss before extraordinary item                    (715,966)        (157,118)

Extraordinary gain from extinguishment of debt
 (no applicable income taxes)                               735,612             --
                                                        -----------      -----------

         Net income (loss)                              $    19,646      $  (157,118)
                                                        ===========      ===========

Basic and diluted earnings (loss) per common share:
     Loss before extraordinary item                     $      (.19)     $      (786)
     Extraordinary item                                 $       .20      $      --
     Net income (loss)                                  $       .01      $      (786)

Weighted average number of shares                         3,662,262              200
                                                        ===========      ===========



See notes to condensed consolidated financial statements.

                  STAR TOBACCO & PHARMACEUTICALS, INC. (Note B)
         (Accounting Acquirer of Eye Technology, Inc. and Subsidiaries)


Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                        Three Month Period Ended
                                                                                 March 31
                                                                           1998            1997
                                                                       -----------      -----------
Operating activities:
     Net income (loss)                                                 $    19,646      $  (157,118)
     Adjustments to reconcile net income (loss) to
      net cash provided (used) by operating activities:
         Depreciation and other non-cash charges                           150,358          105,865
         Extraordinary gain from extinguishment of debt                   (735,612)            --
         (Increase) decrease in current assets                             (29,098)         585,722
         (Decrease) increase in current liabilities                        251,297          180,737
                                                                       -----------      -----------

                  Net cash provided (used) by operating activities        (343,409)         715,206
                                                                       -----------      -----------

Investing activities:
     Advances to related parties                                          (167,355)            --
     Purchases of property and equipment                                   (98,500)            (432)
     Purchases of intangible assets                                           (460)            --
     Proceeds from sale of property and equipment                          175,000             --
                                                                       -----------      -----------

                  Net cash used by investing activities                    (91,315)            (432)
                                                                       -----------      -----------

Financing activities:
     Proceeds from notes payable                                            48,500             --
     Proceeds from capital contribution                                  1,488,679             --
     Payments on notes payable                                            (994,573)        (676,074)
     Stockholder distributions                                                --            (38,700)
                                                                       -----------      -----------

                  Net cash provided (used) by financing activities         542,606         (714,774)
                                                                       -----------      -----------

Increase in cash                                                           107,882             --

Cash, beginning of period                                                   10,929           10,584
                                                                       -----------      -----------

Cash, end of period                                                    $   118,811      $    10,584
                                                                       ===========      ===========

Cash paid for:
     Interest                                                          $    81,231      $    58,952





See notes to condensed consolidated financial statements.

                  STAR TOBACCO & PHARMACEUTICALS, INC. (Note B)
         (Accounting Acquirer of Eye Technology, Inc. and Subsidiaries)

Condensed Consolidated Statements of Cash Flows, Continued
(Unaudited)



                                                                                  Three Month Period Ended
                                                                                         March 31
                                                                                    1998                1997
                                                                                -------------      --------------
Non-cash investing and financing activities:
     Repayment of related party note payable with
      related party note receivable                                             $          --      $      759,489
     Conversion of related party note payable to equity                         $          --      $      923,499
     Conversion of redeemable preferred stock to equity                         $     232,000      $           --
     Notes payable reduced by proceeds from equipment sale                      $     105,000      $           --

     Acquisition:
         Fair value of assets acquired                                          $   1,237,134      $           --
         Liabilities assumed                                                        2,468,366                  --
                                                                                -------------      --------------

                  Excess assigned to goodwill                                   $   1,231,232      $           --
                                                                                =============      ==============




See notes to condensed consolidated financial statements.

                  STAR TOBACCO & PHARMACEUTICALS, INC. (Note B)
         (Accounting Acquirer of Eye Technology, Inc. and Subsidiaries)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


A.       Basis of presentation:

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

B.       Description of acquisition:

         On February 6, 1998, Eye Technology, Inc. and Subsidiaries, a publicly-owned company, entered into a stock exchange agreement with the shareholders of Star Tobacco & Pharmaceuticals, Inc., a privately-owned company. Under the agreement, Star Tobacco & Pharmaceuticals, Inc.'s shareholders exchanged all of their common stock for 13,831 shares of Series B convertible voting preferred stock, par value $.01 per share. When converted this stock would equal 45,367,251 shares of common stock, approximately 90% of the outstanding common stock of Eye Technology, Inc.
         and Subsidiaries as of the transaction date.

         APB No. 16, paragraph 70 states that presumptive evidence of the acquiring corporation in combinations effected by an exchange of stock is obtained by identifying the former common stockholder interest of a combining company which either retain or receive the larger portion of the voting rights in the combined corporation. That corporation should be treated as the acquirer unless other evidence clearly indicates that another corporation is the acquirer. As the former stockholders of Star Tobacco & Pharmaceuticals, Inc. hold the larger portion of the voting rights of the combined corporation, the transaction has been recorded as a reverse acquisition with Star Tobacco & Pharmaceuticals, Inc. as the accounting acquirer. In a reverse acquisition, the accounting acquirer is treated as the surviving entity, even though the registrant's legal existence does not change. The accounting acquirer treats the merger as a purchase acquisition. As a result, the merger has been recorded using the historical cost basis for the assets and liabilities of Star Tobacco & Pharmaceuticals, Inc., as adjusted, and the estimated fair value of Eye Technology, Inc. and Subsidiaries assets and liabilities. The excess of Eye Technology Inc. and Subsidiaries' liabilities assumed over assets acquired amounted to $1,231,232 and was assigned to goodwill which is being amortized over five years on a straight-line basis.

                  STAR TOBACCO & PHARMACEUTICALS, INC. (Note B)
         (Accounting Acquirer of Eye Technology, Inc. and Subsidiaries)

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


B.       Description of acquisition, continued:

         The results of operations of Eye Technology, Inc. and Subsidiaries are included in the accompanying condensed consolidated financial statements from the date of acquisition.

         The following summarized pro forma information assumes the acquisition had occurred as of January 1, 1997.


                               Three months ended
                                   March 31,
                          ---------------------------
                             1998             1997
                          ----------      -----------
Net sales                 $3,128,529      $ 6,571,365
Operating loss            $ (641,710)     $  (193,996)
Net income (loss)         $   (2,169)     $    24,879
Earnings per share:
   Basic and diluted      $     --        $      .005


C.       Income taxes:

         Effective February 6, 1998, Star Tobacco & Pharmaceuticals, Inc. will no longer be treated as an S Corporation for tax purposes and will be subject to corporate income taxes. If the Company had been subject to corporate income taxes during 1997 and through February 6, 1998, it would not have any current income tax liability due to its operating losses. Star Tobacco & Pharmaceuticals, Inc. would have a deferred income tax asset resulting from the net operating losses and a deferred income tax liability resulting primarily from temporary differences in depreciation. A valuation allowance would have been established to fully reserve the excess of the deferred tax asset over the deferred tax liability due to the uncertainty of the utilization of the operating loss carryforward.

D.       Extraordinary item:

         During the first quarter of 1998, the Company recognized an extraordinary gain of $735,612 as the result of its extinguishment of certain notes and trade accounts payable. Certain of the debt was extinguished through the exchange of shares of common stock amounting to approximately 1,238,800 shares resulting in a gain of $442,006. The remaining gain of $293,606 resulted from negotiated settlements with vendors. There was no income tax effect on the transactions.

                  STAR TOBACCO & PHARMACEUTICALS, INC. (Note B)
         (Accounting Acquirer of Eye Technology, Inc. and Subsidiaries)

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


E.       Earnings (loss) per common share:

         Earnings (loss) per common share is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share includes the dilutive effect of potential common shares outstanding. The Company's potential common shares outstanding are from preferred stock. Basic and diluted earnings (loss) per share were the same in 1998 and in 1997 because all potential common shares were antidilutive.

F.       Related party transactions:

         During the first quarter of 1998, $167,355 was advanced to related parties. These advances are scheduled to be repaid during 1998.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
------         ------------
 10            License Agreement dated January 5, 1998, by and between Star
               Tobacco and Pharmaceuticals, Inc., as Licensee, and, as Licensor,
               Regent Court Technologies, Jonnie R. Williams, and Francis E.
               O'Donnell, Jr., M.D.

 27            Financial Data Schedule