Form 10QSB
period 1998-06-30
EYE TECHNOLOGY INC
filed 1998-08-14
CIK 776008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended           June 30, 1998
                              --------------------------------------------------


[ ]  Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from                      to
                              ---------------------     ------------------------

Commission file number            0-15324
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

Yes  [ ]        No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,669,740 shares of Common Stock, $.01 par value, 250 shares of Class A Convertible Preferred Stock (convertible into 20,000 shares of Common Stock), 13,756 shares of Series B Convertible Preferred Stock (convertible into 45,118,720 shares of Common Stock), outstanding as of June 30, 1998

         Transitional Small Business Disclosure Format  (check one):

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         The result of operations for the first six months of 1998 includes the results of operations of Star Tobacco and Pharmaceuticals, Inc. ("Star") for the entire period, consolidated with those of Eye Technology, Inc. ("ETI") and its subsidiaries since the beginning of February, 1998, while results of operations for the first six months of 1997 include only those of Star.

         Net sales declined by 42.3%, or slightly more than five million dollars, from the first six months of 1997 to the first six months of 1998, which includes sales of $390,000 of ETI. The decline in sales is attributed to:
(i) the loss of contract manufacturing business, primarily sales to Swisher International, Inc. for the manufacture of small cigars, which declined from
2.673 million dollars in the 1997 period to less than $20,000 in the 1998 period; (ii) declining sales of Star brand cigarettes due to management's decision to de- emphasize high-volume, low margin sales in favor of higher margin sales which resulted in lower sales volume; and (iii) an emphasis within Star of management attention to development of its tobacco processing technology.

         Costs of goods sold ("COGS") declined as a percentage of sales from 47.9% in the first half of 1997 to 44.7% in the first half of 1998. The percentage decline reflects improvements in manufacturing efficiencies and product configurations, as well as an increase in average profit margins per sale due to higher average selling prices in the 1998 period compared to the 1997 period. These improvements were slightly offset by COGS of 76% in the Company's ETI operations.

         Excise taxes, as a percentage of sales, increased from 36.4% in the first half of 1997 to 43.2% in the first half of 1998. The increase is attributable primarily to the fact that no federal tobacco excise taxes were payable by Star on its sales of little cigars to Swisher International, Inc. The 1997 period also included a one-time export transaction on which no excise taxes were payable.

         As a result of the above-described factors, gross profit margins of the Company declined from 15.7% in the 1997 period to 12.1% in the 1998 period.

         Marketing and distribution expenses remained essentially the same in the two fiscal periods being compared, but, as a percentage of sales, this category of expense increased from 4.7% in 1997 to 8.3% in 1998. The percentage increase is attributable to three factors: (1) the effect of relatively fixed overhead costs, which become a larger percentage of sales as sales volume declines; (2) expenses incurred in the introduction in the first quarter of 1998 to a new product introduced by the Company; and (3) to a revised method of compensating sales persons which resulted in higher selling expense.

         General and administrative expenses increased significantly from the first half of 1997 to the first half of 1998 - from $780,399, or 6.6% of sales, in 1997 to $1,220,020, or 17.8% of sales in 1998. The 1998 figure includes $218,281 incurred at ETI. The increases are also due to the following factors:
(1) substantially higher legal and accounting expenses due primarily to the Company's need to bring itself into compliance with Securities and Exchange Commission reporting requirements following the "reverse acquisition" of ETI by Star in February, 1998; (2) increased management compensation expense related to the hiring of a new chief executive officer, and (3) goodwill expense in 1998 of $124,000 resulting from the "reverse acquisition" transaction. Moreover, the percentage increase may be attributed in part to the fact that relatively fixed expenses constitute a higher proportion of a lesser sales figure.

         Research and development expenses increased from $521,398 in the first half of 1997 to $702,058. All of these expenses, 100% of which were incurred by Star and not ETI, are related to the development of the Company's proprietary technology for the elimination of nitrosamines from tobacco, and were not related to the Company's revenue-producing operations in the two periods of 1997 and 1998 being compared.

         The expense of $298,530 included under "Other" in the six-month period of 1998 reflects primarily a non-recurring loss resulting from a sale of surplus cigarette manufacturing equipment in the second quarter of 1998.

         The extraordinary gain in 1998 of $735,612 reflects settlements with various creditors of ETI entered into at the time of the "reverse acquisition" transaction between Star and ETI in February, 1998.

         As a result of all of the above factors, the Company's net loss increased from $104,110 in the first half of 1997 to $1,382,311 in the first half of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's balance sheet at June 30, 1998, reflects an illiquid position with a current asset-to- liability ratio of 1 - 2.45. Operations at Star have been financed over the past several years primarily through increases in accounts payable, accrued expenses and borrowed funds from institutional lenders. In the first six months of 1998, borrowings were reduced (partially through an equipment sale described above) and the Company's dependence on trade debt and other short-term indebtedness increased. The Company's liquidity has significantly improved, however, by the receipt of 2.5 million dollars from an equity private placement in July, 1998, described below.

         Throughout 1998 until early July, the Company maintained with a bank a revolving line-of-credit pursuant to which borrowings of up to 1.5 million dollars were available to the Company with advances limited by formula to specified levels of accounts receivable and inventory of the Company's tobacco products business. This credit facility was due to expire on June 30, 1998. The Company was in default of certain financial covenants but not in any of the loan's repayment terms. In early July, 1998, the bank loan was assigned to a different bank, the loan terms were modified with the term being extended to January 1, 1999, and existing defaults being waived.

         "Intangibles" reflects primarily the recording of $1,231,000 of goodwill incurred in the Company's February, 1998 "reverse acquisition" transaction. This item is being amortized over a five-year period at the rate of $246,000 per year, or $62,000 per quarter.

         In March 1998, 2,320 shares of Class A Preferred Stock (listed as "Redeemable preferred stock" on the balance sheet) were converted into 232,000 shares of Common Stock of the Company. As of February 9, 1998, the Company sold an additional 2,900,000 shares of Common Stock in a private placement for $1,450,000. The proceeds were used primarily to reduce indebtedness originally incurred for working capital purposes, including research and development. A portion of the funds received by the Company from this private placement, together with issuance of Common Stock in satisfaction of accrued indebtedness, resulted in a reduction of outstanding indebtedness of the Company of approximately $700,000.

         In July, 1998, the Company sold to a single institutional investor 2,500,000 shares of Common Stock, 763 shares of Series B Preferred Stock convertible into 2,502,640 shares of Common Stock, and a one-year warrant to purchase 500,000 shares of Common Stock of the Company at a price of $2.00 per share for a total price of $2,500,000. Simultaneously with that transaction, certain controlling stockholders of the Company contributed to the Company 1,144 shares of Series B Preferred Stock convertible into 3,752,320 shares. The net effect of these capital stock transactions was the receipt by the Company of $2,500,000 and the increase of outstanding capital stock of 1,250,330 shares of Common Stock on a fully-diluted basis. The Company will use the proceeds of this equity financing primarily for continued research and development of Star's technology for the removal from tobacco of tobacco-specific nitrosamines and for the acquisition of tobacco-processing equipment. See "Business of Star."

         With the extension of the Company's bank loan and receipt of equity funds described above, the Company believes that it has adequate working capital for the remainder of 1998, including funds to conduct the pilot program for the processing of tobacco described in "Business of Star." The Company will continue, however, to seek to obtain additional capital financing to assure that its research and development activities and activities to commercialize its proprietary tobacco-processing technology are not constrained by a lack of working capital or by the cash needs of its operating businesses. There can be no assurances that the Company will be able to obtain additional capital financing or that it can obtain such financing on favorable terms.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In July 1998, the Company sold to a single institutional investor 2,500,000 shares of Common Stock, 763 shares of Series B Preferred Stock convertible into 2,502,640 shares of Common Stock and a one-year warrant to purchase 500,000 shares of Common Stock at $2.00 per share for a total order of $2,500,000. Simultaneously with that transaction, certain controlling stockholders of the Company contributed to the Company 1,144 shares of Series B Preferred Stock convertible into 3,752,320 shares of Common Stock. The proceeds of this private placement were used forwarding capital and general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company's subsidiary, Star Tobacco and Pharmaceuticals, Inc., had a revolving line of credit with a bank pursuant to which the Company could borrow funds based upon a formula related to specified levels of accounts receivable and inventory. The loan was secured by all of the assets of Star and was guaranteed by ETI, on this line of credit facility as well as by certain major stockholders of the Company. Star was in default of certain financial covenants at June 30, 1998 and during the preceding two years. Star was never in default in the payment of any principal or interest on this line of credit facility. See
Item 2, "Financial Condition," of Part I of this Report regarding the assignment and modification of this line of credit to a new lender in July 1998. The default was waived by the lender.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               None.

         (b) Reports on Form 8-K.

               The Company filed a Report on Form 8-K on July 10, 1998.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          EYE TECHNOLOGY, INC.

Date:   August 14, 1998                     /s/ David P. Sheets
                                          --------------------------------------
                                          President and Chief Executive Officer

         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Description                                                                      Page
       -----------                                                                      ----
       Condensed Consolidated Balance Sheet dated June 30, 1998                         F-2

       Condensed Consolidated Statements of Operations                                  F-4
                for the Three Month Periods Ended June 30, 1998 and 1997

       Condensed Consolidated Statements of Cash Flows                                  F-5
                for the Three Month Periods Ended June 30, 1998 and 1997

       Notes to Unaudited Condensed Consolidated Financial Statements                   F-7

                  STAR TOBACCO & PHARMACEUTICALS, INC. (Note B)
         (Accounting Acquirer of Eye Technology, Inc. and Subsidiaries)

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                            June 30,
                                              1998        December 31,
                  Assets                   (Unaudited)       1997
                  ------                   -----------    ------------
Current assets:
     Cash                                  $   13,367     $   10,929
     Accounts receivable                      736,804        775,168
     Inventories                            1,654,248        605,392
     Other current assets                     143,239         89,989
                                           ----------     ----------

                  Total current assets      2,547,658      1,481,478
                                           ----------     ----------

Property and equipment, net                 1,655,737      2,415,632
                                           ----------     ----------

Other assets:
     Intangibles, net of amortization       1,449,229        157,557
     Other assets                             118,172         64,969
                                           ----------     ----------

                  Total other assets        1,567,401        222,526
                                           ----------     ----------

                                           $5,770,796     $4,119,636
                                           ==========     ==========

See notes to condensed consolidated financial statements.                    F-2

                  STAR TOBACCO & PHARMACEUTICALS, INC. (Note B)
         (Accounting Acquirer of Eye Technology, Inc. and Subsidiaries)

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                   June 30,
                                                     1998          December 31,
    Liabilities and Stockholders' Deficit         (Unaudited)         1997
    -------------------------------------         -----------      ------------
Current liabilities:
     Notes payable - current                      $ 1,380,339      $ 1,942,085
     Accounts payable                               3,733,537        2,735,686
     Accrued expenses                               1,136,051           85,108
                                                  -----------      -----------

         Total current liabilities                  6,249,927        4,762,879

Notes payable, less current maturities                809,086        1,099,242
                                                  -----------      -----------

         Total liabilities                          7,059,013        5,862,121
                                                  -----------      -----------

Commitments and contingencies

Redeemable preferred stock                             25,000               --
                                                  -----------      -----------

Stockholders' deficit:
     Preferred stock                                      168               --
     Common stock                                      71,698          383,557
     Additional paid-in capital                     3,127,877        1,004,607
     Accumulated deficit                           (4,512,960)      (3,130,649)
                                                  -----------      -----------

         Total stockholders' deficit               (1,313,217)      (1,742,485)
                                                  -----------      -----------

                                                  $ 5,770,796      $ 4,119,636
                                                  ===========      ===========

See notes to condensed consolidated financial statements.                    F-3

                  STAR TOBACCO & PHARMACEUTICALS, INC. (Note B)
         (Accounting Acquirer of Eye Technology, Inc. and Subsidiaries)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended                     Six Months Ended
                                                                 June 30,                              June 30,
                                                        ------------------------------      ------------------------------
                                                            1998              1997              1998              1997
                                                        ------------      ------------      ------------      ------------
Net sales                                               $  3,768,129      $  5,707,981      $  6,837,765      $ 11,909,260
Cost of goods sold                                         1,548,962         2,598,989         3,053,965         5,710,139
Excise taxes on products                                   1,718,143         2,147,493         2,954,950         4,333,709
                                                        ------------      ------------      ------------      ------------

         Gross profit                                        501,024           961,499           828,850         1,865,412
                                                        ------------      ------------      ------------      ------------

Operating expenses:
     Marketing and distribution expenses                     258,938           252,269           569,058           564,427
     General and administrative expenses                     824,202           344,757         1,220,010           780,399
     Research and development                                454,748           250,636           702,058           521,398
                                                        ------------      ------------      ------------      ------------

         Total operating expenses                          1,537,888           847,662         2,491,126         1,866,224
                                                        ------------      ------------      ------------      ------------

         Operating income (loss)                          (1,036,864)          113,837        (1,662,276)             (812)

Other income (expenses):
     Other                                                  (284,967)            2,979          (298,536)           15,830
     Interest expense                                        (80,126)          (63,808)         (157,111)         (119,128)
                                                        ------------      ------------      ------------      ------------

         Income (loss) before extraordinary item          (1,401,957)           53,008        (2,117,923)         (104,110)

Extraordinary gain from extinguishment of debt
 (no applicable income taxes)                                     --                --           735,612                --
                                                        ------------      ------------      ------------      ------------

         Net income (loss)                              $ (1,401,957)     $     53,008      $ (1,382,311)     $   (104,110)
                                                        ============      ============      ============      ============

Basic and diluted earnings (loss) per common share:
     Income (loss) before extraordinary item            $       (.17)     $        265      $       (.36)     $       (521)
     Extraordinary item                                 $         --      $         --      $        .12      $         --
     Net income (loss)                                  $       (.17)     $        265      $       (.24)     $       (521)

Weighted average number of shares                          8,013,696               200         5,850,000               200
                                                        ============      ============      ============      ============

See notes to condensed consolidated financial statements.                    F-4

                  STAR TOBACCO & PHARMACEUTICALS, INC. (Note B)
         (Accounting Acquirer of Eye Technology, Inc. and Subsidiaries)

                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                          1998              1997
                                                                       -----------      -----------
Operating activities:
     Net loss                                                          $(1,382,311)     $  (104,110)
     Adjustments to reconcile net loss to
      net cash provided (used) by operating activities:
         Depreciation and other non-cash charges                           695,809          211,735
         Extraordinary gain from extinguishment of debt                   (735,612)              --
         (Increase) decrease in current assets                            (116,305)       1,017,672
         (Decrease) increase in current liabilities                      1,055,531         (540,110)
                                                                       -----------      -----------

                  Net cash provided (used) by operating activities        (482,888)         585,187
                                                                       -----------      -----------

Investing activities:
     Purchases of property and equipment                                   (98,500)            (432)
     Purchases of intangible assets                                           (460)              --
     Proceeds from sale of property and equipment                          175,000               --
                                                                       -----------      -----------

                  Net cash provided (used) by investing activities          76,040             (432)
                                                                       -----------      -----------

Financing activities:
     Proceeds from notes payable                                            48,500          137,972
     Proceeds from capital contribution                                  1,488,679               --
     Payments on notes payable                                          (1,127,893)        (644,996)
     Stockholder distributions                                                  --          (77,401)
                                                                       -----------      -----------

                  Net cash provided (used) by financing activities         409,286         (584,425)
                                                                       -----------      -----------

Increase in cash                                                             2,438              330

Cash, beginning of period                                                   10,929           10,584
                                                                       -----------      -----------

Cash, end of period                                                    $    13,367      $    10,914
                                                                       ===========      ===========

Cash paid for:
     Interest                                                          $   140,631      $   126,887

See notes to condensed consolidated financial statements.                    F-5

                  STAR TOBACCO & PHARMACEUTICALS, INC. (Note B)
         (Accounting Acquirer of Eye Technology, Inc. and Subsidiaries)

           Condensed Consolidated Statements of Cash Flows, Continued
                 For the Six Months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                  1998           1997
                                                               ----------     ----------
Non-cash investing and financing activities:
     Repayment of related party note payable with
      related party note receivable                            $       --     $  759,439
     Conversion of related party note payable to equity        $       --     $  923,499
     Conversion of redeemable preferred stock to equity        $  232,000     $       --
     Notes payable reduced by proceeds from equipment sale     $  255,000     $       --
     Issuance of common stock as compensation                  $   90,900     $       --

     Acquisition:
         Fair value of assets acquired                         $1,237,134     $       --
         Liabilities assumed                                    2,468,366             --
                                                               ----------     ----------

                  Excess assigned to goodwill                  $1,231,232     $       --
                                                               ==========     ==========

See notes to condensed consolidated financial statements.                    F-6

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

         The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

B.       Description of acquisition:

         On February 6, 1998, Eye Technology, Inc. and Subsidiaries, a publicly-owned company, entered into a stock exchange agreement with Star Tobacco & Pharmaceuticals, Inc., a privately-owned company. Under the agreement, Star Tobacco & Pharmaceuticals, Inc. exchanged all of its common stock for 13,831 shares of Series B convertible voting preferred stock, par value $.01 per share. When converted this stock would equal 45,365,680 shares of common stock, approximately 90% of the outstanding common stock of Eye Technology, Inc. and Subsidiaries as of the transaction date.

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

                                                         Six months ended
                                                            June 30,
                                                 ------------------------------
                                                     1998               1997
                                                 ------------      ------------
                  Net sales                      $  6,896,658      $ 12,643,903
                  Operating loss                 $ (1,704,014)     $   (224,879)
                  Net loss                       $ (1,429,096)     $    (98,108)
                  Earnings (loss) per share:
                     Basic and diluted           $       (.21)     $       (.02)

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

                  STAR TOBACCO & PHARMACEUTICALS, INC. (Note B)
         (Accounting Acquirer of Eye Technology, Inc. and Subsidiaries)

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


E.       Earnings (loss) per common share:

         Earnings (loss) per common share is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share includes the dilutive effect of potential common shares outstanding. The Company's potential common shares outstanding are from preferred stock. Basic and diluted earnings (loss) per share were the same in 1998 because all potential common shares were antidilutive.

F.       Related party transactions:

         During the first quarter of 1998, $167,355 was advanced to related parties. These advances were repaid during the second quarter of 1998.

G.       Subsequent events:

         The Company maintained a $1.5 million revolving line of credit pursuant to which borrowings were available to the Company with advances limited by formula to specified levels of accounts receivable and inventory. This credit facility was to expire on March 31, 1998, but was extended to June 30, 1998. The Company was in default of certain covenants, a situation which has existed for over two years. In July, 1998, the Company's bank loan arrangements were assigned to a different bank and the loan terms were modified. As a result, the term of the loan was extended to January 1, 1999, and existing defaults were waived.

         In July 1998, the Company sold to a single institutional investor 2,500,000 shares of Common Stock, 763 shares of Series B Preferred Stock convertible into 2,502,640 shares of Common Stock, and a one-year warrant to purchase 500,000 shares of Common Stock of the Company at a price of $2.00 per share for a total price of $2,500,000. Simultaneously with that transaction, certain controlling stockholders of the Company contributed to the Company 1,144 shares of Series B Preferred Stock convertible into 3,752,320 shares of common stock.

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                  EXHIBIT
------                  -------
 27                     Financial Data Schedule