Form 10KSB/A
period 1997-12-31
EYE TECHNOLOGY INC
filed 1998-09-14
CIK 776008

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 FORM 10-KSB/A

[X]      Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

[  ]     Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period from _____________ to ______________.

Commission file number 0-15324

                            EYE TECHNOLOGY, INC.
            ----------------------------------------------------
               (Name of Small Business Issuer in its Charter)

              Delaware                                        52-1402131
      ---------------------------------                ----------------------
      (State or Other Jurisdiction                      (IRS Employer ID No.)
      of incorporation or organization)

16 South Market Street, Peterburg, Virginia                23803
--------------------------------------------           --------------
  (Address of Principal Executive Offices)              (Zip Code)

Issuer's Telephone Number, Including Area Code          (804) 861-0681
                                                       -----------------

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 1, 1998 = $27,509,220

     Number of shares of Common Stock, $.01 par value, outstanding as of September 1, 1998 = 9,669,740

      DOCUMENTS INCORPORATED BY REFERENCE: Current Report on Form 8-K filed on February 14, 1998, as amended on April 20, 1998

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

                                    PART III

Item 13.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits

                 An index to exhibits filed as part of this Report or incorporated herein by reference appears at Pages 4 through 7 of this Report.

         (b)     Reports on Form 8-K

                 Not Applicable

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EYE TECHNOLOGY, INC.
                                  (Registrant)


                                     By:     /s/ David P. Sheets.
                                             ------------------------------
                                             DAVID P. SHEETS, President and
                                             Chief Financial Officer

Dated:   September 11, 1998

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

 3(I)(b)        Certificate of Amendment of Restated Certificate of        Incorporated by reference to
                Incorporation dated effective April 2, 1993                Exhibit No. 3(I)(b), Annual
                                                                           Report on Form 10-KSB for fiscal
                                                                           year ended December 31, 1996

 3(I)(c)        Certificate of Amendment of Restated Certificate of        Incorporated by reference to
                Incorporation dated effective April 2, 1993                Exhibit No. 3(I)(c), Annual
                                                                           Report on Form 10-KSB for fiscal
                                                                           year ended December 31, 1996

 3(ii)          Bylaws of the Company as Amended to Date                   Incorporated by reference to
                                                                           Exhibit No. 3b, Annual Report on
                                                                           Form 10-FSB for fiscal year ended
                                                                           December 31, 1992

 4(a)           Option to Purchase Shares of Common Stock dated as of      Incorporated by reference to
                December 1, 1993, to Samuel P. Sears, Jr.                  Exhibit No. 4c, Annual Report on
                                                                           Form 10-FSB for fiscal year ended
                                                                           December 31, 1994

 4(b)           Certificate of Designations, Preferences and Rights of     Incorporated by reference to
                Class A Convertible Preferred Stock                        Exhibit No.4h, Annual Report on
                                                                           Form 8-KSB, dated June 7, 1993

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

 4(d)           Option to Purchase Shares of Common Stock dated as of      Incorporated by reference to
                February 28, 1994, to Robert J. Fitzsimmons                Exhibit 4d, Annual Report on Form
                                                                           10-KSB for fiscal year ended
                                                                           December 31, 1994

 10(a)          Employment Agreement dated November 1, 1989, between       Incorporated by reference to
                Robert J. Fitzsimmons and Eye Technology, Inc.             Exhibit No. 10ii, Annual Report
                                                                           on Form 10-K for fiscal year
                                                                           ended December 31, 1989

 10(b)          Lease Agreement dated August 1990 for lease of offices     Incorporated by reference to
                and manufacturing space in St. Paul, Minnesota             Exhibit No. 10f, Annual Report on
                                                                           Form 10-K for fiscal year ended
                                                                           December 31, 1990

 10(c)          First Amendment to Lease Agreement for lease of office     Incorporated by reference to
                and manufacturing space in St. Paul, Minnesota             Exhibit No. 10i, Annual Report on
                                                                           Form 10-KSB for fiscal year ended
                                                                           December 31, 1992

 10(d)          License Agreement by and between Eye Technology, Inc.      Incorporated by reference to
                and Ioptex Research, Inc., dated September 28, 1990        Exhibit No. 10w, Annual Report on
                                                                           Form 10-K for fiscal year ended
                                                                           December 31, 1990

 10(e)          Addendum to License Agreement by and between Eye           Incorporated by reference to
                Technology, Inc. and Ioptex Research, Inc., dated          Exhibit No. 10n, Annual Report on
                January 13, 1994                                           Form 10-KSB for fiscal year ended
                                                                           December 31, 1993

 10(f)          License Agreement by and between Eye Technology, Inc.      Filed herewith
                and OII International, Inc., dated January 31, 1997

 10(g)          Equipment Lease Agreement by and between Eye               Incorporated by reference to
                Technology, Inc. And Noel G. Bissonette, dated August      Exhibit No. 10y, Annual Report on
                31, 1990                                                   Form 10-K for fiscal year ended
                                                                           December 31, 1990

 10(h)          Joint Venture Agreement by and among Eye Technology,       Incorporated by reference to
                Inc., Kera-Metrics, Inc., and the Stockholders of Kera-    Exhibit No. 10y, Annual Report on
                Metrics, Inc., dated November 27, 1992                     Form 10-KSB for fiscal year ended
                                                                           December 31, 1992

 10(i)          Distribution Agreement by and between Kera-Metrics         Incorporated by reference to
                Corporation and Eye Technology, Inc., dated November       Exhibit No.10z, Annual Report on
                27, 1992                                                   Form 10-KSB for fiscal year ended
                                                                           December 31, 1992

 10(j)          Promissory Note from Eye Technology, Inc. To Burns &       Incorporated by reference to
                Levinson, dated June 4, 1993                               Exhibit No. 10dd, Annual Report
                                                                           on Form 10-KSB for fiscal year
                                                                           ended December 31, 1993

 10(k)          Consulting and License Agreement by and between Eye        Incorporated by reference to
                Technology, Inc. And Paul Fyfe, dated October 29, 1993     Exhibit No. 10ee, Annual Report
                                                                           on Form 10-FSB for fiscal year
                                                                           ended December 31, 1993

 10(l)          Accounts Receivable Financing Agreement dated June 2,      Incorporated by reference to
                1994 between the Company and Republic Acceptance           Exhibit No. 10z, Annual Report on
                Corporation                                                Form 10-KSB for fiscal year ended
                                                                           December 31, 1994

 10(m)          Security Agreement dated June 2, 1994, between the         Incorporated by reference to
                Company and Republic Acceptance Corporation                Exhibit No. 10aa, Annual Report
                                                                           on Form 10-KSB for fiscal year
                                                                           ended December 31, 1994

 10(n)          Security Agreement dated June 2, 1994, between Eye         Incorporated by reference to
                Technology International, Inc. and Republic Acceptance     Exhibit No. 10bb, Annual Report
                Corporation                                                on Form 10-FSB for fiscal year
                                                                           ended December 31, 1994

 10(o)          Guaranty of Payment for Existing and/or Future             Incorporated by reference to
                Indebtedness, dated June 2, 1994 between Eye Technology    Exhibit No. 10cc, Annual Report
                International, Inc. and Republic Acceptance Corporation    on Form 10-KSB for fiscal year
                                                                           ended December 31, 1994

 10(p)          Amendment to Agreement by and between the Company and      Incorporated by reference to
                Microprecision Instrument Company, Inc., dated December    Exhibit No. 10ee, Annual Report
                31, 1994                                                   on Form 10-KSB for fiscal year
                                                                           ended December 31, 1994

 10(q)          Amendment to Agreement by and between the Company and      Incorporated by reference to
                Microprecision Instrument Company, Inc., dated March       Exhibit No. 10ff, Annual Report
                28, 1995                                                   on Form 10-KSB for fiscal year
                                                                           ended December 31, 1994

 10(r)          Stock Exchange Agreement dated February 6, 1998 between    Incorporated by reference to
                the Company and the stockholders of Star Tobacco and       Exhibit No. 10.1, Current Report
                Pharmaceuticals, Inc.                                      on Form 8-K, dated February 19,
                                                                           1998

 21             Subsidiaries of the Company                                Incorporated by reference to
                                                                           Exhibit No. 22, Annual Report on
                                                                           Form 10-KSB for fiscal year ended
                                                                           December 31, 1995

 23             Consent of Independent Public Accountants                  Incorporated by reference to
                                                                           Exhibit No. 23, Annual Report on
                                                                           Form 10-KSB for the fiscal year
                                                                           ended December 31, 1997

 27             Financial Data Schedule                                    Incorporated by reference to
                                                                           Exhibit No. 27, Annual Report on
                                                                           Form 10-KSB for the fiscal year
                                                                           ended December 31, 1997