Form 10QSB/A
period 1998-03-31
EYE TECHNOLOGY INC
filed 1998-09-14
CIK 776008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

(Mark One)


[X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998
                              -------------------------------------------------

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                    to
                               ------------------    --------------------------

Commission file number 0-15324
                      ---------------------------------------------------------

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

Yes  [ ]        No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,669,740 shares of Common Stock, $.01 par value, outstanding as of September 1, 1998

           Transitional Small Business Disclosure Format (check one):

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

         The significant increase in "intangibles" reflects primarily the recording of $764,000 of goodwill incurred in the "reverse acquisition" transaction described above. This item is being amortized over a five-year period at the rate of $153,000 per year, or $38,250 per quarter.

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

         As a consequence of the factors described above, the Company incurred an operating loss of $614,000 in 1998's first quarter compared to $115,000 in 1997's first quarter. The 1998 results include an operating loss of $35,000 at the Company's ETI division.

         The extraordinary gain in 1998 of $293,606 reflects settlements with various creditors of ETI entered into at the time of the "reverse acquisition" transaction between Star and ETI in February, 1998.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 1998, the Company issued and sold securities not registered under the Securities Act of 1933, as amended (the "Act"), as follows:

         (1) On February 6, 1998, the Company sold a total of 13,831 shares of Series B Preferred Stock the former shareholders of Star Tobacco and Pharmaceuticals, Inc. ("Star") in exchange for all of the capital Stock of Star. Simultaneously with such issuance, a total of 183 shares of Series B Preferred Stock, which are included among the 13,831 shares referred to above, were transferred to three members of the Board of Directors of the Company. The stock exchange transaction has been described in the Company's current report on Form 8-K filed with the Commission on February 18, 1998. The former shareholders of Star consists of Jonnie R. Williams and Francis E. O'Donnell, Jr. and five trusts for the benefit of family members.

         (2) On February 6, 1998, the Company sold a total of 138,750 shares of Common Stock to eight individuals, all of whom were management personnel, ex-management personnel, or independent sales representatives of the Company, in each case for more than two years. The consideration for the sale was, in the case of current or former management personnel, past services rendered at compensation levels less than what had been expected and a release from any claims against the Company. In case of independent sales representatives, consideration was a release from claims that the Company had promised to initiate an incentive stock plan for independent sales representatives and that the Company had failed to do so.

         (3) On February 6, 1998, the Company sold a total of 1,013,500 shares of Common Stock to four individuals, all of whom are or were management personnel of the Company (including Chief Executive Officer). The consideration was the extinguishment of debt to such individuals totaling $410,450, as well as, in the case of Mr. Fitzsimmons, the cancellation of all outstanding stock options and his employment contract.

         (4) On February 6, 1998, the Company sold 7,500 shares of Common Stock to Larry G. Leiske, M.D., a Director of the Company who resigned on that date. The consideration was for services rendered by Dr. Leiske as a Director.

         (5) On February 6, 1998, the Company sold 240,300 shares of Common Stock to Samuel P. Sears, Jr., a Director of the Company and, as of that date, an executive officer of the Company, in consideration for the extinguishment of $56,332 of debt of the Company and the cancellation of a stock option to acquire 50,000 shares of Common Stock at a price of $.50 per share.

         (6) Beginning February 25, 1998, and continuing throughout the month of March, 1998, the Company sold a total of 2.9 million shares of Common Stock to ten accredited and sophisticated individuals at $.50 per share for total cash consideration of 1.45 million dollars, except for one investor who paid cash of $23,000 and extinguished debt of the Company of approximately $85,000, for 100,000 shares of Common Stock.

         (7) In March, 1998, the Company sold a total of 232,000 shares of Common Stock to four individuals upon redemption and cancellation of 2,320 shares of Class A Preferred Stock. 185,600 of such shares were issued in satisfaction of the conversion privilege of 80-to-1. The remaining 46,400 shares of Common Stock were issued in consideration of the Preferred Stockholders' acceptance of the Company's offer that such shares would be issued to the holders if they converted their shares of Preferred Stock rather than exercise their right of redemption.

With respect to all of the sales described above, the Company claims exemption from the registration provisions of the Act pursuant to Section 4(2) thereof as transactions not involving a public offering.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         The exhibits filed as part of this report are listed on the Index to Exhibits of this report, which index is incorporated herein by reference.

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



                                         EYE TECHNOLOGY, INC.

Date:   September 11, 1998               /s/  Samuel P. Sears, Jr.
                                         --------------------------------------
                                         Samuel P. Sears, Jr., President and
                                         Chief Executive Officer

         Index to Unaudited Condensed Consolidated Financial Statements



       Description                                                                       Page
       -----------                                                                       ----
1.     Condensed Consolidated Balance Sheets                                             F-2
            dated March 31, 1998 and December 31, 1997
2.     Condensed Consolidated Statements of Operations                                   F-3
            for the Three Month Periods Ended March 31, 1998 and 1997
4.     Condensed Consolidated Statements of Cash Flows                                   F-4
            for the Three Month Periods Ended March 31, 1998 and 1997
5.     Notes to Unaudited Condensed Consolidated Financial Statements                    F-6

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                         March 31,
                                                           1998             December 31,
                  Assets                                (Unaudited)            1997
                                                       ------------       --------------
Current assets:
     Cash                                              $   118,811        $    10,929
     Accounts receivable                                   621,007            775,168
     Inventories                                         1,743,122            605,392
     Advances to related parties                           167,355               --
     Other current assets                                   82,398             89,989
                                                       -----------        -----------

                  Total current assets                   2,732,693          1,481,478
                                                       -----------        -----------

Property and equipment, net                              2,177,992          2,415,632
                                                       -----------        -----------
Other assets:
     Intangibles, net of amortization                    1,076,413            157,557
     Other assets                                          118,729             64,969
                                                       -----------        -----------

                  Total other assets                     1,195,142            222,526
                                                       -----------        -----------

                                                       $ 6,105,827        $ 4,119,636
                                                       ===========        ===========



                  Liabilities and Stockholders' Deficit

Current liabilities:
     Notes payable - current                           $ 1,478,711        $ 1,942,085
     Accounts payable                                    3,169,269          2,735,686
     Accrued expenses                                      896,085             85,108
                                                       -----------        -----------

                  Total current liabilities              5,544,065          4,762,879

Notes payable, less current maturities                     994,035          1,099,242
                                                       -----------        -----------

                  Total liabilities                      6,538,100          5,862,121
                                                       -----------        -----------

Commitments and contingencies

Redeemable preferred stock                                  25,000               --
                                                       -----------        -----------

Stockholders' deficit:
     Preferred stock                                           138               --
     Common stock                                           79,698            383,557
     Additional paid-in capital                          3,004,231          1,004,607
     Accumulated deficit                                (3,541,340)        (3,130,649)
                                                       -----------        -----------

                  Total stockholders' deficit             (457,273)        (1,742,485)
                                                       -----------        -----------

                                                       $ 6,105,827        $ 4,119,636
                                                       ===========        ===========

See notes to condensed consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
               For the Three Months ended March 31, 1998 and 1997

                                                                   1998              1997
                                                                   ----              ----
Net sales                                                     $ 3,069,636        $ 6,201,279
Cost of goods sold                                              1,505,003          3,111,150
Excise taxes on products                                        1,236,807          2,186,216
                                                              -----------        -----------

                  Gross profit                                    327,826            903,913
                                                              -----------        -----------

Operating expenses:
     Marketing and distribution expenses                          310,120            312,158
     General and administrative expenses                          384,139            435,642
     Research and development                                     247,310            270,762
                                                              -----------        -----------

                  Total operating expenses                        941,569          1,018,562
                                                              -----------        -----------

                  Operating loss                                 (613,743)          (114,649)

Other income (expenses):
     Other                                                        (13,569)            12,851
     Interest expense                                             (76,985)           (55,320)
                                                              -----------        -----------

                  Loss before extraordinary item                 (704,297)          (157,118)

Extraordinary gain from extinguishment of debt
 (no applicable income taxes)                                     293,606               --
                                                              -----------        -----------

                  Net loss                                    $  (410,691)       $  (157,118)
                                                              ===========        ===========

Basic and diluted earnings (loss) per common share:
     Loss before extraordinary item                           $      (.19)       $      (786)
     Extraordinary item                                       $       .08        $      --
     Net loss                                                 $      (.11)       $      (786)

Weighted average number of shares                               3,662,262                200
                                                              ===========        ===========







See notes to condensed consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                For the Three Months end March 31, 1998 and 1997

                                                                                 1998               1997
                                                                            -----------        -----------
Operating activities:
     Net loss                                                               $  (410,691)       $  (157,118)
     Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
         Depreciation and other non-cash charges                                138,689            105,865
         Extraordinary gain from extinguishment of debt                        (293,606)              --
         (Increase) decrease in current assets                                  (29,098)           585,722
         (Decrease) increase in current liabilities                             251,297            180,737
                                                                            -----------        -----------

                  Net cash provided (used) by operating activities             (343,409)           715,206
                                                                            -----------        -----------

Investing activities:
     Advances to related parties                                               (167,355)              (432)
     Purchases of intangible assets                                                (460)              --
     Proceeds from sale of property and equipment                               175,000               --
                                                                            -----------        -----------

                  Net cash used by investing activities                         (91,315)              (432)
                                                                            -----------        -----------

Financing activities:
     Proceeds from notes payable                                                 48,500               --
     Proceeds from capital contribution                                       1,488,679               --
     Payments on notes payable                                                 (994,573)          (676,074)
     Stockholder distributions                                                     --              (38,700)
                                                                            -----------        -----------

                  Net cash provided (used) by financing activities              542,606           (714,774)
                                                                            -----------        -----------

Increase in cash                                                                107,882               --

Cash, beginning of period                                                        10,929             10,584
                                                                            -----------        -----------

Cash, end of period                                                         $   118,811        $    10,584
                                                                            ===========        ===========

Cash paid for:
     Interest                                                               $    81,231        $    58,952





See notes to condensed consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

               For the Three Months ended March 31, 1998 and 1997

                                                                           1998             1997
                                                                     ----------       ----------
Non-cash investing and financing activities:
     Repayment of related party note payable with
      related party note receivable                                  $     --         $  759,489
     Conversion of related party note payable to equity              $     --         $  923,499
     Conversion of redeemable preferred stock to equity              $  232,000       $     --
     Notes payable reduced by proceeds from equipment sale           $  105,000       $     --

     Acquisition:
         Fair value of assets acquired                               $1,237,238       $     --
         Liabilities assumed                                          2,001,688             --
                                                                     ----------       ----------

                  Excess assigned to goodwill                        $  764,450       $     --
                                                                     ==========       ==========




























See notes to condensed consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

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

         The results of operations for the three months period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         APB No. 16, paragraph 70 states that presumptive evidence of the acquiring corporation in combinations effected by an exchange of stock is obtained by identifying the former common stockholder interest of a combining company which either retain or receive the larger portion of the voting rights in the combined corporation. That corporation should be treated as the acquirer unless other evidence clearly indicates that another corporation is the acquirer. As the former stockholders of Star Tobacco & Pharmaceuticals, Inc. hold the larger portion of the voting rights of the combined corporation, the transaction has been recorded as a reverse acquisition with Star Tobacco & Pharmaceuticals, Inc. as the accounting acquirer. In a reverse acquisition, the accounting acquirer is treated as the surviving entity, even though the registrant's legal existence does not change. The accounting acquirer treats the merger as a purchase acquisition. As a result, the merger has been recorded using the historical cost basis for the assets and liabilities of Star Tobacco & Pharmaceuticals, Inc., as adjusted, and the estimated fair value of Eye Technology, Inc. and Subsidiaries assets and liabilities. The excess of Eye Technology Inc. and Subsidiaries' liabilities assumed over assets acquired amounted to $764,450 and was assigned to goodwill which is being amortized over five years on a straight-line basis.

         The results of operations of Eye Technology, Inc. and Subsidiaries are included in the accompanying condensed consolidated financial statements from the date of acquisition.

         The following summarized pro forma information assumes the acquisition had occurred as of January 1, 1997.



                                                    Three months ended
                                                         March 31,
                                                  -----------------------
                                                  1998               1997
                                                  ----               ----
               Net sales                      $ 3,128,529        $ 6,571,365
               Operating loss                 $  (643,812)       $  (170,658)
               Net income (loss)              $  (445,807)       $    48,217
               Earnings per share:
                  Basic and diluted           $      (.08)       $      .009

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


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

D.       Extraordinary item:

         During the first quarter of 1998, the Company recognized an extraordinary gain of $293,606 as the result of its negotiated settlements with vendors for trade accounts payable. There was no income tax effect on the transactions.

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

                                INDEX TO EXHIBITS



Exhibit
Number          Description                                 Location
-------         -----------                                 --------
10     License Agreement dated January 5, 1998,     Incorporated by reference
       by and between Star Tobacco and              to Exhibit No. 10, Quarterly
       Pharmaceuticals, Inc., as Licensee, and,     Report on Form 10-QSB for
       as Licensor, Regent Court Technologies,      the quarter ended March 31,
       Jonnie R. Williams, and Francis E.           1998
       O'Donnell, Jr., M.D.

27     Financial Data Schedule                      Filed herewith