Form 10QSB/A
period 1998-06-30
EYE TECHNOLOGY INC
filed 1998-09-14
CIK 776008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended           June 30, 1998
                                     ------------------------------------------


[ ]  Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from                          to
                                 --------------------         -----------------

Commission file number            0-15324
                      ---------------------------------------------------------

                              Eye Technology, Inc.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                        52-1402131
-------------------------------------------------------------------------------
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

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

Yes  [ ]        No   [ ]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         An index to the financial statements of the Company filed as a part of this report appears at Page F-1. The financial statements of the Company appear at Pages F-2 through F-8 of this report.

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

         General and administrative expenses increased significantly from the first half of 1997 to the first half of 1998 - from $780,399, or 6.6% of sales, in 1997 to $1,185,003, or 17.3% of sales in 1998. The 1998 figure includes $218,281 incurred at ETI. The increases are also due to the following factors:
(1) substantially higher legal and accounting expenses due primarily to the Company's need to bring itself into compliance with Securities and Exchange Commission reporting requirements following the "reverse acquisition" of ETI by Star in February, 1998; (2) increased management compensation expense related to the hiring of a new Chief Executive Officer, and (3) goodwill expense in 1998 of $58,000 resulting from the "reverse acquisition" transaction. Moreover, the percentage increase may be attributed in part to the fact that relatively fixed expenses constitute a higher proportion of a lesser sales figure.

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

         The expense of $298,536 included under "Other" in the six-month period of 1998 reflects primarily a non-recurring loss resulting from a sale of surplus cigarette manufacturing equipment in the second quarter of 1998.

         The extraordinary gain in 1998 of $293,606 reflects settlements with various creditors of ETI entered into at the time of the "reverse acquisition" transaction between Star and ETI in February, 1998.

         As a result of all of the above factors, the Company's net loss increased from $104,110 in the first half of 1997 to $1,789,310 in the first half of 1998.

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

         "Intangibles" reflects primarily the recording of $764,000 of goodwill incurred in the Company's February, 1998 "reverse acquisition" transaction. This item is being amortized over a five-year period at the rate of $153,000 per year, or $38,250 per quarter.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 1998, the Company issued and sold securities not registered under the Securities Act of 1933, as amended (the "Act"), as follows:

         (1) In May, 1998, the Company issued 200,000 shares of Common Stock to David Sheets, a Director and Chief Executive Officer of the Company. The shares are subject to a risk of forfeiture until May 31, 1999, in the event Mr. Sheets does not hold such positions at such date. Contemporaneously, the Company issued to Mr. Sheets a 10-year stock option to acquire up to one million shares of Common Stock at $2.00 per share. The right to acquire such shares vests, as to one-half the amount, on May 29, 1999, and as to the remaining one-half on May 29, 2000. The shares and stock option were issued pursuant to an employment agreement between Mr. Sheets and the Company and the consideration was the inducement of Mr. Sheets to enter into such agreement.

         (2) In late June, 1998, the Company issued to a single individual 305 shares of Series B Preferred Stock, which are convertible into one million shares of Common Stock of the Company, in exchange and consideration for one million shares of Common Stock of the Company.

         With respect to all of the sales described above, the Company claims exemption from the registration provisions of the Act pursuant to Section 4(2) thereof as transactions not involving a public offering.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               Ex-27  Financial Data Schedule

         (b)   Reports on Form 8-K.

               The Company filed a Report on Form 8-K on July 10, 1998.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            EYE TECHNOLOGY, INC.

Date:   September 11, 1998                    /s/ DAVID P. SHEETS
                                            -----------------------------------
                                            David P. Sheets, President and
                                            Chief Executive Officer

         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



       Description                                                                             Page
       -----------                                                                             ----
       Condensed Consolidated Balance Sheets dated June 30, 1998                               F-2
                and December 31, 1997
       Condensed Consolidated Statements of Operations                                         F-3
              for the Three and Six Month Periods Ended June 30, 1998 and 1997
       Condensed Consolidated Statements of Cash Flows                                         F-4
              for the Six Month Periods Ended June 30, 1998 and 1997
       Notes to Unaudited Condensed Consolidated Financial Statements                          F-6

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                  June 30,
                                                                    1998          December 31,
                  Assets                                         (Unaudited)          1997
                  ------                                        -------------    --------------
Current assets:
     Cash                                                       $      13,367    $       10,929
     Accounts receivable                                              736,804           775,168
     Inventories                                                    1,654,248           605,392
     Other current assets                                             143,239            89,989
                                                                -------------    --------------

                  Total current assets                              2,547,658         1,481,478
                                                                -------------    --------------

Property and equipment, net                                         1,655,737         2,415,632
                                                                -------------    --------------

Other assets:
     Intangibles, net of amortization                               1,017,454           157,557
     Other assets                                                     118,172            64,969
                                                                -------------    --------------

                  Total other assets                                1,135,626           222,526
                                                                -------------    --------------

                                                                $   5,339,021    $    4,119,636
                                                                =============    ==============



                  Liabilities and Stockholders' Deficit

Current liabilities,
     Notes payable - current                                    $   1,380,339    $    1,942,085
     Accounts payable                                               3,733,537         2,735,686
     Accrued expenses                                               1,136,051            85,108
                                                                -------------    --------------

         Total current liabilities                                  6,249,927         4,762,879

Notes payable, less current maturities                                809,086         1,099,242
                                                                -------------    --------------

         Total liabilities                                          7,059,013         5,862,121
                                                                -------------    --------------

Commitments and contingencies

Redeemable preferred stock                                             25,000                 -
                                                                -------------    --------------

Stockholders' deficit:
     Preferred stock                                                      168                 -
     Common stock                                                      71,698           383,557
     Additional paid-in capital                                     3,103,101         1,004,607
     Accumulated deficit                                           (4,919,959)       (3,130,649)
                                                                -------------    --------------

         Total stockholders' deficit                               (1,744,992)       (1,742,485)
                                                                -------------    --------------

                                                                $   5,339,021    $    4,119,636
                                                                =============    ==============

See notes to condensed consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                       ----------------------------      ---------------------------
                                                          1998              1997             1998             1997
                                                          ----              ----             ----             ----
Net sales                                              $ 3,768,129       $5,707,981      $ 6,837,765      $11,909,260
Cost of goods sold                                       1,548,962        2,598,989        3,053,965        5,710,139
Excise taxes on products                                 1,718,143        2,147,493        2,954,950        4,333,709
                                                       -----------       ----------      -----------      -----------

         Gross profit                                      501,024          961,499          828,850        1,865,412
                                                       -----------       ----------      -----------      -----------

Operating expenses:
     Marketing and distribution expenses                   258,938          252,269          569,058          564,427
     General and administrative expenses                   800,864          344,757        1,185,003          780,399
     Research and development                              454,748          250,636          702,058          521,398
                                                       -----------       ----------      -----------      -----------

         Total operating expenses                        1,514,550          847,662        2,456,119        1,866,224
                                                       -----------       ----------      -----------      -----------

         Operating income (loss)                        (1,013,526)         113,837       (1,627,269)            (812)

Other income (expenses):
     Other                                                (284,967)           2,979         (298,536)          15,830
     Interest expense                                      (80,126)         (63,808)        (157,111)        (119,128)
                                                       -----------       ----------      -----------      -----------

         Income (loss) before extraordinary item        (1,378,619)          53,008       (2,082,916)        (104,110)

Extraordinary gain from extinguishment of debt
 (no applicable income taxes)                                    -                -          293,606                -
                                                       -----------       ----------      -----------      -----------

         Net income (loss)                             $(1,378,619)      $   53,008      $(1,789,310)     $  (104,110)
                                                       ===========       ==========      ===========      ===========

Basic and diluted earnings (loss) per common share:
     Income (loss) before extraordinary item           $      (.17)      $      265      $      (.36)     $      (521)
     Extraordinary item                                $         -       $        -      $       .05      $         -
     Net income (loss)                                 $      (.17)      $      265      $      (.31)     $      (521)

Weighted average number of shares                        8,013,696              200        5,850,000              200
                                                       ===========       ==========      ===========      ===========



See notes to condensed consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                           1998                1997
                                                                           ----                ----
Operating activities:
     Net loss                                                         $(1,789,310)   $ (104,110)
     Adjustments to reconcile net loss to
      net cash provided (used) by operating activities:
         Depreciation and other non-cash charges                          660,802       211,735
         Extraordinary gain from extinguishment of debt                  (293,606)            -
         (Increase) decrease in current assets                           (116,305)    1,017,672
         (Decrease) increase in current liabilities                     1,055,531      (540,110)
                                                                      -----------    ----------

                  Net cash provided (used) by operating activities       (482,888)      585,187
                                                                      -----------    ----------

Investing activities:
     Purchases of property and equipment                                  (98,500)         (432)
     Purchases of intangible assets                                          (460)            -
     Proceeds from sale of property and equipment                         175,000             -
                                                                      -----------    ----------

                  Net cash provided (used) by investing activities         76,040          (432)
                                                                      -----------    ----------

Financing activities:
     Proceeds from notes payable                                           48,500       137,972
     Proceeds from capital contribution                                 1,488,679             -
     Payments on notes payable                                         (1,127,893)     (644,996)
     Stockholder distributions                                                  -       (77,401)
                                                                      -----------    ----------

                  Net cash provided (used) by financing activities        409,286      (584,425)
                                                                      -----------    ----------

Increase in cash                                                            2,438           330

Cash, beginning of period                                                  10,929        10,584
                                                                      -----------    ----------

Cash, end of period                                                   $    13,367    $   10,914
                                                                      ===========    ==========

Cash paid for:
     Interest                                                         $   140,631    $  126,887





See notes to condensed consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                 For the Six Months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                 1998         1997
                                                                 ----         ----
Non-cash investing and financing activities:
     Repayment of related party note payable with
      related party note receivable                           $        -    $ 759,439
     Conversion of related party note payable to equity       $        -    $ 923,499
     Conversion of redeemable preferred stock to equity       $  232,000    $       -
     Notes payable reduced by proceeds from equipment sale    $  255,000    $       -
     Issuance of common stock as compensation                 $   90,900    $       -

     Acquisition:
         Fair value of assets acquired                        $1,237,238    $       -
         Liabilities assumed                                   2,001,688            -
                                                              ----------    ---------

                  Excess assigned to goodwill                 $  764,450    $       -
                                                              ==========    =========





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

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                                   (Unaudited)


B.       Description of acquisition, continued:

         The following summarized pro forma information assumes the acquisition had occurred as of January 1, 1997.

                                                                     Six months ended
                                                                        June 30,
                                                                -------------------------
                                                                   1998          1997
                                                                   ----          ----
                  Net sales                                     $ 6,896,658   $12,643,903
                  Operating loss                                $(1,657,388)  $  (178,203)
                  Net loss                                      $(1,824,426)  $   (51,432)
                  Earnings (loss) per share:
                     Basic and diluted                          $      (.26)  $      (.01)

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

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                                   (Unaudited)


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

         In July 1998, the Company sold to a single institutional investor 2,500,000 shares of Common Stock, 763 shares of Series B Preferred Stock convertible into 2,502,640 shares of Common Stock, and a one-year warrant to purchase 500,000 shares of Common Stock of the Company at a price of $2.00 per share for a total price of $2,500,000. Simultaneously with that transaction, certain controlling stockholders of the Company contributed to the Company 1,144 shares of Series B Preferred Stock convertible into 3,752,320 shares of common stock. Additional warrants to purchase 350,000 shares of common stock at a price of $2.00 per share were issued to other parties in connection with this transaction.

                                 EXHIBIT INDEX

Exhibit
Number                      Description
-------                     -----------
Ex-27                Financial Data Schedule