Form 10QSB/A
period 1998-06-30
EYE TECHNOLOGY INC
filed 1998-11-12
CIK 776008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended          June 30, 1998
                                    --------------------------------------------


[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                        to
                                ---------------------     ----------------------

Commission file number            0-15324
                       ---------------------------------------------------------

                              Eye Technology, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                     Delaware                                                         52-1402131
-------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                 (I.R.S. Employer Identification No.)

                                16 South Market Street, Petersburg, Virginia 23803
-------------------------------------------------------------------------------------------------------------------
                                     (Address of Principal Executive Offices)

                                                  (804) 861-0681
-------------------------------------------------------------------------------------------------------------------
                                 (Issuer's Telephone Number, Including Area Code)

-------------------------------------------------------------------------------------------------------------------
                (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         The results of operations for the first six months of 1998 includes the results of operations of Star for the entire period, consolidated with those of ETI and its subsidiaries since the beginning of February, 1998, while results of operations for the first six months of 1997 include only those of Star.

         Net sales declined by 42.3%, or slightly more than $5 million, from the first six months of 1997 to the first six months of 1998, which includes sales of $390,000 of ETI. The decline in sales is attributed to: (i) the decision by the new owners of Swisher International, Inc. to bring in-house the manufacture of small cigars and, consequently, the loss of contract manufacturing sales to Swisher which declined from $2.67 million in the 1997 period to less than $20,000 in the 1998 period; (ii) lower sales of Star brand cigarettes due to price competition from premium brand cigarette manufacturers; and (iii) a decision by the Company's management to emphasize the development of its proprietary tobacco processing technology as well as to bring to market a less hazardous smoking product using its proprietary tobacco processing technology..

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

         Marketing and distribution expenses remained essentially the same in the two fiscal periods being compared, but, as a percentage of sales, this category of expense increased from 4.7% in 1997 to 8.3% in 1998. The percentage increase is attributable to three factors: (1) the effect of relatively fixed overhead costs, which become a larger percentage of sales as sales volume declines; (2) expenses incurred in the introduction in January 1998 of a new product; and (3) a revised method of compensating sales persons which resulted in higher selling expense, i.e., a shift from salary-based compensation to commission-based compensation in order to provide greater incentive to sales persons.

         General and administrative expenses increased significantly from the first half of 1997 to the first half of 1998--from $780,399, or 6.6% of sales, in 1997 to $1,364,953, or 19.9% of sales in 1998. The 1998 figure includes $398,231 incurred at ETI, of which $180,000 represents a write-off in the second quarter of 1998 of the entire balance of the carrying value of ETI's investment in microlamellar keratomileusis ("MKM")/laser assisted in-situ keratomileusis ("LASIK") technology resulting from the Company's decision not to invest further in this asset. The increases are also due to the following factors: (1) substantially higher legal and accounting expenses due primarily to the Company's need to bring itself into compliance with Securities and Exchange Commission reporting requirements following the "reverse acquisition" of ETI by Star in February, 1998; (2) increased management compensation expense related to the hiring of a new Chief Executive Officer, and (3) goodwill expense in 1998 of $58,000 resulting from the "reverse acquisition" transaction. Moreover, the percentage increase may be attributed in part to the fact that relatively fixed expenses constitute a higher proportion of a lesser sales figure.

         Research and development expenses increased from $521,396 in the first half of 1997 to $702,058. All of these expenses, 100% of which were incurred by Star and not ETI, are related to the development of the Company's proprietary technology for the elimination of nitrosamines from tobacco, and were not related to the Company's revenue-producing operations in the two periods of 1997 and 1998 being compared.

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

         As a result of all of the above factors, the Company's net loss increased from $104,110 in the first half of 1997 to $1,969,260 in the first half of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's balance sheet at June 30, 1998, reflects an illiquid position with a current asset-to-liability ratio of 1 - 2.45. Operations at Star have been financed over the past several years primarily through borrowed funds from institutional and private lenders and increases in accounts payable and accrued expenses. In the first six months of 1998, borrowings were reduced (partially through an equipment sale described above) and the Company's dependence on trade debt and other short-term indebtedness increased. The Company's liquidity has significantly improved, however, by the receipt of 2.5 million dollars from an equity private placement in July, 1998, described below.

         Throughout 1998 until early July, the Company maintained with a bank a revolving line-of-credit pursuant to which borrowings of up to $1.5 million were available to the Company with advances limited by formula to specified levels of accounts receivable and inventory of the Company's tobacco products business. This credit facility was due to expire on June 30, 1998. The Company was in default of certain financial covenants but not in any of the loan's repayment terms. In early July, 1998, the bank loan was assigned to a different bank, the loan terms were modified with the term being extended to January 1, 1999, and existing defaults being waived.

         "Intangibles" reflects primarily the recording of $764,000 of goodwill incurred in the Company's February, 1998 "reverse acquisition" transaction. This item is being amortized over a five-year period at the rate of $153,000 per year, or $38,250 per quarter.

         In March 1998, 2,320 shares of Class A Preferred Stock (listed as "Redeemable preferred stock" on the balance sheet) were converted into 232,000 shares of Common Stock of the Company. Under the terms of the Class A Preferred Stock, outstanding shares of the stock are redeemable at the option of the holder in the event that more than $500,000 in cash in consideration for the issuance of capital stock had been received by Eye Technology, Inc. since the issuance date of the preferred stock. That condition was satisfied in March, 1998. Because the Company wished to conserve its cash resources, it offered to the holders of Class A Preferred Stock (five persons) that it could convert its shares into Common Shares at a ratio of 100-to-1 instead of the ratio of 80-to-1 as was set forth in the terms of the preferred stock. Holders of 2,320 out of 2,570 shares of Class A Preferred Stock accepted the Company's proposal. If such holders had exercised their right to redeem such shares, rather than to convert them, the Company would have been obligated to expend $378,624 in redemption distributions.

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

         With the extension of the Company's bank loan and receipt of equity funds described above, the Company believes that it has adequate working capital for the remainder of 1998. The process of developing and commercializing the Company's tobacco-processing technology and smoking cessation and reduced-risk smoking products will require additional funds in 1999 and beyond. Although the Company is unable at this time to precisely estimate its long-term funding requirements, the Company believes that a minimum of several million dollars is necessary, although the actual required amount of funds could be substantially higher. The Company intends to seek such additional funding through public or private financings, including additional bank financing arrangements, and/or through collaboration or other arrangements with corporate partners. There can be no assurances that such additional financing will be available from any sources or, if available, will be available on acceptable terms or that the Company will be able to establish corporate collaboration on acceptable terms, or at all. Any shortfall in funding could result in the Company having to curtail its operations including its development and commercialization activities which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company does not intend to allocate any substantial part of its foreseeable capital expenditures to either the conventional cigarette manufacturing operations of Star or the operations of ETI, the latter of which are currently cash flow negative and produce an operating loss. While the Company believes that the deployment of capital funds by ETI, estimated at a minimum of $250,000, may bring ETI's operations to a positive cash flow and operating income basis, the Company has concluded that the potential return on investment from an allocation of available funds to ETI's operations would be less than the return from an allocation of such funds to the Company's tobacco-processing technology. As a result of these decisions, the remaining balance of ETI's investment in MKM/LASIK technology, that is, $187,000 at March 31, 1998, was reduced to zero at June 30, 1998.

         The Company is exploring alternative strategies for the disposition or liquidation of product lines and assets, including those of ETI, which do not comport with and do not sufficiently contribute to the Company's emphasis on the development and commercialization of its tobacco-processing technology, as described above under "Overview."


                                     PART II
                                OTHER INFORMATION

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               Exhibit 27 Financial Data Schedule.

         (b) Reports on Form 8-K.

               The Company filed a Report on Form 8-K on July 10, 1998.


                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EYE TECHNOLOGY, INC.

Date:      11/12/98                      /s/ Malcolm L. Bailey
      ----------------------------     ---------------------------------
                                       President

         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         Description                                                                                         Page
         -----------                                                                                         ----

         Condensed Consolidated Balance Sheets dated June 30, 1998                                            F-2
                  and December 31, 1997

         Condensed Consolidated Statements of Operations                                                      F-3
                for the Three and Six Month Periods Ended June 30, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows                                                      F-4
                for the Three and Six Month Periods Ended June 30, 1998 and 1997

         Notes to Unaudited Condensed Consolidated Financial Statements                                       F-6

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                          June 30,
                                                                            1998             December 31,
                  Assets                                                 (Unaudited)             1997
                  ------                                                 -----------         ------------

Current assets:
     Cash                                                                $    13,367         $    10,929
     Accounts receivable                                                     736,804             775,168
     Inventories                                                           1,654,248             605,392
     Other current assets                                                    143,239              89,989
                                                                         -----------         -----------

                  Total current assets                                     2,547,658           1,481,478
                                                                         -----------         -----------

Property and equipment, net                                                1,655,737           2,415,632
                                                                         -----------         -----------

Other assets:
     Intangibles, net of amortization                                        837,504             157,557
     Other assets                                                            118,172              64,969
                                                                         -----------         -----------

                  Total other assets                                         955,676             222,526
                                                                         -----------         -----------

                                                                         $ 5,159,071         $ 4,119,636
                                                                         ===========         ===========



                  Liabilities and Stockholders' Deficit
                  -------------------------------------

Current liabilities:
     Notes payable - current                                             $ 1,380,339         $ 1,942,085
     Accounts payable                                                      3,733,537           2,735,686
     Accrued expenses                                                      1,136,051              85,108
                                                                         -----------         -----------

         Total current liabilities                                         6,249,927           4,762,879

Notes payable, less current maturities                                       809,086           1,099,242
                                                                         -----------         -----------

         Total liabilities                                                 7,059,013           5,862,121
                                                                         -----------         -----------

Commitments and contingencies

Redeemable preferred stock                                                    40,800                --
                                                                         -----------         -----------

Stockholders' deficit:
     Preferred stock                                                             168                --
     Common stock                                                             71,698             383,557
     Additional paid-in capital                                            3,087,301           1,004,607
     Accumulated deficit                                                  (5,099,909)           (130,649)
                                                                         -----------         -----------

         Total stockholders' deficit                                      (1,940,742)         (1,742,485)
                                                                         -----------         -----------

                                                                         $ 5,159,071         $ 4,119,636
                                                                         ===========         ===========


            See notes to condensed consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                             Three Months Ended                 Six Months Ended
                                                                   June 30,                          June 30,
                                                       -----------------------------     -----------------------------
                                                            1998             1997             1998             1997
                                                            ----             ----             ----             ----

Net sales                                              $  3,768,129     $  5,707,981     $  6,837,765     $ 11,909,260
Cost of goods sold                                        1,548,962        2,598,989        3,053,965        5,710,139
Excise taxes on products                                  1,718,143        2,147,493        2,954,950        4,333,709
                                                       ------------     ------------     ------------     ------------

         Gross profit                                       501,024          961,499          828,850        1,865,412
                                                       ------------     ------------     ------------     ------------

Operating expenses:
     Marketing and distribution expenses                    258,938          252,269          569,058          564,427
     General and administrative expenses                    980,814          344,757        1,364,953          780,399
     Research and development                               454,748          250,636          702,058          521,398
                                                       ------------     ------------     ------------     ------------

         Total operating expenses                         1,694,500          847,662        2,636,069        1,866,224
                                                       ------------     ------------     ------------     ------------

         Operating income (loss)                         (1,193,476)         113,837       (1,807,219)            (812)

Other income (expenses):
     Other                                                 (284,967)           2,979         (298,536)          15,830
     Interest expense                                       (80,126)         (63,808)        (157,111)        (119,128)
                                                       ------------     ------------     ------------     ------------

         Income (loss) before extraordinary item         (1,558,569)          53,008      (2,262,866)         (104,110

Extraordinary gain from extinguishment of debt
 (no applicable income taxes)                                  --               --            293,606             --
                                                       ------------     ------------     ------------     ------------

         Net income (loss)                             $ (1,558,569)    $     53,008     $ (1,969,260)    $   (104,110)
                                                       ============     ============     ============     ============


Basic and diluted earnings (loss) per common share:
     Income (loss) before extraordinary item           $       (.20)    $        265     $       (.39)    $       (521)
     Extraordinary item                                $        --      $        --      $        .05     $        --
     Net income (loss)                                 $       (.20)    $        265     $       (.34)    $       (521)

Weighted average number of shares                         8,013,696              200        5,850,000              200
                                                       ============     ============     ============     ============



See notes to condensed consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                           1998             1997
                                                                           ----             ----

Operating activities:
     Net loss                                                         $ (1,969,260)    $   (104,110)
     Adjustments to reconcile net loss to
      net cash provided (used) by operating activities:
         Depreciation and other non-cash charges                           840,752          211,735
         Extraordinary gain from extinguishment of debt                   (293,606)            --
         (Increase) decrease in current assets                            (116,305)       1,017,672
         (Decrease) increase in current liabilities                      1,055,531         (540,110)
                                                                      ------------     ------------

                  Net cash provided (used) by operating activities        (482,888)         585,187
                                                                      ------------     ------------

Investing activities:
     Purchases of property and equipment                                   (98,500)            (432)
     Purchases of intangible assets                                           (460)            --
     Proceeds from sale of property and equipment                          175,000             --
                                                                      ------------     ------------

                  Net cash provided (used) by investing activities          76,040             (432)
                                                                      ------------     ------------

Financing activities:
     Proceeds from notes payable                                            48,500          137,972
     Proceeds from capital contribution                                  1,488,679             --
     Payments on notes payable                                          (1,127,893)        (644,996)
     Stockholder distributions                                                --            (77,401)
                                                                      ------------     ------------

                  Net cash provided (used) by financing activities         409,286         (584,425)
                                                                      ------------     ------------

Increase in cash                                                             2,438              330

Cash, beginning of period                                                   10,929           10,584
                                                                      ------------     ------------

Cash, end of period                                                   $     13,367     $     10,914
                                                                      ============     ============

Cash paid for:
     Interest                                                         $    140,631     $    126,887





See notes to condensed consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                 For the Six Months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                         1998            1997
                                                                         ----            ----

Non-cash investing and financing activities:
     Repayment of related party note payable with
      related party note receivable                                  $      --       $   759,439
     Conversion of related party note payable to equity              $      --       $   923,499
     Conversion of redeemable preferred stock to equity              $   232,000     $      --
     Notes payable reduced by proceeds from equipment sale           $   255,000     $      --
     Issuance of common stock as compensation                        $    90,900     $      --

Acquisition:
     Fair value of assets acquired                                   $ 1,237,238     $      --
     Liabilities assumed                                              (2,001,688)
                                                                     -----------     -----------

                  Excess assigned to goodwill                        $   764,450     $      --
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

B.       Description of acquisition:

         On February 6, 1998, Eye Technology, Inc. and Subsidiaries, a publicly-owned company, entered into a stock exchange agreement with Star Tobacco & Pharmaceuticals, Inc., a privately-owned company. Under the agreement, Star's stockholders exchanged all of their common stock for 13,831 shares of Series B Preferred Stock, par value $.01 per share. When converted this stock would equal 45,365,680 shares of common stock, approximately 90% of the outstanding common stock of Eye Technology, Inc. and Subsidiaries as of the transaction date.

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

                                                         Six months ended
                                                             June 30,
                                                 ------------------------------
                                                      1998              1997
                                                      ----              ----

         Net sales                               $  6,869,658      $ 12,643,903
         Operating loss                          $ (1,837,338)     $   (178,203)
         Net loss                                $ (2,004,376)     $    (51,432)
         Earnings (loss) per share:
            Basic and diluted                    $       (.29)     $       (.01)

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

G.       Purchased Technology:

         The Company maintained certain purchased technologies in connection with its Microlamellar Keratomileusis (MKM) product line. Additional development was needed to sustain marketability of the technology and during the second quarter of 1998 management elected not to make such improvements. Under guidance of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", management has determined that the value of such technology has been impaired and should be written-off. The carrying value of the technology amounted to $180,000 and was written-off as a charge to general and administrative expenses.

H.       Subsequent events:

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

  27                          Financial Data Schedule