Form 10QSB
period 1998-09-30
EYE TECHNOLOGY INC
filed 1998-11-17
CIK 776008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended           September 30, 1998
                               -------------------------------------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                          to
                               ------------------------    ---------------------

Commission file number            0-15324
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

Yes  [ ]      No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,669,740 shares of Common Stock, $.01 par value, 250 shares of Class A Convertible Preferred Stock (convertible into 20,000 shares of Common Stock), 14,086 shares of Series B Convertible Preferred Stock (convertible into 45,118,720 shares of Common Stock), outstanding as of November 12, 1998

         Transitional Small Business Disclosure Format  (check one):

Yes  [ ]      No  [ ]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         An index to the financial statements of the Company filed as a part of this report appears at Page F-1. The financial statements of the Company appear at Pages F-2 through F-10 of this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         The results of operations for the first nine months of 1998 include the results of operations of Star Tobacco and Pharmaceuticals, Inc. ("Star") for the entire period, consolidated with those of Eye Technology, Inc. ("ETI") and its subsidiaries since the beginning of February, 1998, while the results of operations for the first nine months of 1997 include only those of Star.

         Net sales declined by 34.2%, or $5.86 million dollars, from the first nine months of 1997 to the first nine months of 1998, which include sales of $537,425 of ETI. The decline in sales is attributable to: (i) the loss of contract manufacturing business, primarily sales to Swisher International, Inc. for the manufacture of small cigars, which declined from 3.56 million dollars in the 1997 period to less than $30,000 in the 1998 period; (ii) declining sales of Star brand cigarettes due to management's decision to de-emphasize single order, high volume, low margin sales; and (iii) an emphasis within Star of management attention to development of its proprietary tobacco processing technology. The 1998 results also reflect net sales of $255,436 of GUMSMOKE(R), a tobacco-flavored, non-nicotine chewing gum first sold by the Company in the first quarter of 1998 but subsequently discontinued by the Company.

         Costs of goods sold ("COGS"), as a percentage of sales, decreased from 48.0% in the first nine months of 1997 to 45.5% in the comparable period of 1998. The percentage of COGS on ETI's sales was 79% in the first nine months of 1998, whereas the percentage of COGS on Star's sales was 43.9%, an improvement of 4.10% over the comparable 1997 period. The Company's improved gross profit margin is due primarily to increases in product pricing as well as improvements in manufacturing efficiencies and product configurations. The Company's ability to raise its prices has benefitted, particularly in recent months, from general industry conditions whereby the prices of the leading cigarette manufacturers have risen substantially due to litigation settlements.

         Excise taxes, as a percentage of sales, increased from 36.7% in the 1997 nine-month period to 44.6% in the 1998 nine-month period. The increase is mostly attributable to the fact that no federal tobacco excise taxes were payable by Star on its sales of little cigars to Swisher International, Inc.

         As a result of the above-described factors, gross profit margins of the Company declined from 15.4% of sales in the 1997 period to 9.8% in the 1998 period.

         Marketing and distribution expenses increased only slightly in dollar amount from the first nine months of 1997 compared to the first nine months of 1998, but as a percentage of sales the increase was from 4.7% to 7.9%. The percentage increase is attributable to three factors: (1) the effect of relatively fixed overhead costs which become a larger percentage of sales as sales volume declines; (2) expenses incurred in the introduction in the first quarter of 1998 of GUMSMOKE(R) chewing gum; and (3) to a revised method of compensating sales persons which resulted in higher selling expense.

         General and administrative expenses increased significantly from the first nine months of 1997 to the first nine months of 1998 - from $1,120,647, or 6.5% of sales in 1997, to $1,887,447, or 16.7% of sales in 1998. The 1998 amount includes $354,601 incurred at ETI. The increase is also due to the following:

(1) substantially higher legal and accounting expenses due primarily to the Company's need to bring itself into compliance with Securities and Exchange Commission reporting requirements following the "reverse acquisition" of ETI by Star in February, 1998; (2) increased management compensation expense relating primarily to the hiring of a new Chief Executive Officer; (3) goodwill expense in 1998 of $96,000 resulting from the "reverse acquisition" transaction; and (4) a write-off of $180,000 of the carrying value of technology acquired by ETI in 1994. Moreover, the percentage increase may be attributed in part to the fact that relatively fixed expenses constitute a higher proportion of a lesser sales figure.

         Research and development expenses declined slightly in the first nine months of 1998 compared to the same period in 1997, or by 7.5% and $97,000. All of these expenses in both periods were incurred by Star and not ETI, are related to the development of the Company's proprietary technology for the elimination of nitrosamines from tobacco, and were not related to the Company's revenue-producing operations.

         The net expense of $305,462 under "Other" in the 1998 nine-month period reflects a non-recurring loss on the sale of surplus cigarette manufacturing equipment.

         Interest expense increased by $124,000 from the 1997 nine-month period to the comparable period in 1998. The increase is attributable primarily to fees incurred to maintain a revolving line of credit with one bank and to cause a second bank to take over the credit line.

         The extraordinary gain of $293,606 in 1998 reflects settlements with various creditors of ETI entered into at the time of the "reverse acquisition" transaction between Star and ETI in February, 1998.

         As a result of all of the above factors, the Company's net loss increased from $765,000 for the first nine months of 1997 to $3,196,000 for the same period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's balance sheet at September 30, 1998, reflects an illiquid position with a current asset to current liability ratio of 1 to 1.6, which is nevertheless improved from a 1 to 2.45 ratio at June 30, 1998.

         In years prior to 1998, operations at Star were financed primarily through increases in accounts payable, accrued expenses and borrowed funds from institutional and private lenders. In the first nine months of 1998, the Company relied upon equity financings rather than increases in debt to fund operations. It has received, mostly in the third quarter ended September 30, in excess of four million dollars through sales of capital stock, allowing the Company to reduce its levels of borrowed funds and, to a lesser extent, its levels of accounts payable and accrued expenses.

         In July 1998, through arrangements initiated by the Company, the Company's bank line of credit, by which advances to the Company were limited by formula to specified levels of Star's accounts receivable and inventory, was assigned to a different bank with then existing defaults being waived. The Company has maintained its loan balance at approximately $630,000, and has not relied upon this credit facility for additional advances. By its terms, the loan agreement expires on December 31, 1998. The Company expects to extend the loan term, to replace it with a new credit facility, or to retire the indebtedness.

         Equity financings in 1998 have included the following: in the first quarter, the Company sold 2.9 million shares of Common Stock to private investors for 1.45 million dollars; in the third quarter, the Company sold to a single institutional investor 2.5 million shares of Common Stock and 763 shares of Series B Preferred Stock, convertible into 2,502,640 shares of Common Stock, for 2.5 million dollars; and in the third quarter, the Company sold to private investors 305 shares of Series B Preferred Stock, convertible into 1,000,000 shares of Common Stock, for one million dollars.

         The Company's financial position was further enhanced in 1998 by the issuance of 1,238,800 shares of Common Stock in cancellation of a total of $466,782 of indebtedness of the Company. In addition, 2,320 shares of Class A Preferred Stock, which were redeemable, were converted into 232,000 shares of common stock.

         In July 1998, principal stockholders of the Company contributed to the Company 305 shares of Series B Preferred Stock, convertible into 1,000,000 shares of Common Stock, for the purpose of reducing the dilutive effect upon existing stockholders of the sale of capital stock at that time.

         All of the Company's revenues to date have been generated from the sale by Star of conventional cigarette and other tobacco products and ophthalmic products produced by ETI. The Company has determined, however, that available capital resources should be allocated primarily to the continued development of the Company's technology for the curing of tobacco so as to reduce the health risks to smokers and consumers of smokeless tobacco products. The Company will require in 1999 additional capital funds of an undetermined amount in order to finance its development and commercialization plans. The Company intends to raise additional equity and/or debt funds. The Company may also enter into collaborative arrangements with one or more parties in the tobacco industry by which funding might be provided to the Company. The Company has no commitments to obtain any additional capital funds and there are no assurances that the Company will be able to secure sufficient funds to finance fully its development and commercialization activities.

         As a consequence of the Company's decision to focus upon, and allocate resources to, the Company's tobacco-processing technology, the Company has adopted a policy of evaluating assets and product lines with a view to their potential to contribute to the Company's primary objectives. Accordingly, the Company has solicited inquiries into the side of various assets of ETI, including assets devoted to the manufacture and sale of intraocular lens. The Company intends to continue to explore possibilities for the sale of those assets.

YEAR 2000 ISSUES

         The Company has made an assessment of its information technology systems relating to year 2000 issues at Star's Virginia facilities. The assessment resulted in the development of a preliminary plan to prepare Star for year 2000 readiness. The plan includes replacement of certain hardware systems and the upgrading or replacement of software applications. The Company estimates that the costs for implementation of Star's plan will be in the $40,000-$60,000 range; all such costs will be expensed as incurred. The Company expects that implementation will be completed prior to the year 2000 and that the domestic operations of Star will not be materially disrupted by the implementation process.

         Star has begun the process of contacting key vendors to obtain assurances that the operations of a key vendor, as they affect Star, will not be interrupted because of year 2000 issues. Star has received assurances from some but not all of the vendors and therefore has not completed this process. Star does not rely upon vendors for products or services that are data-dependent and believes that its customers are not data-dependent with respect to the purchasing and reselling of products such as those sold by Star. Therefore, Star believes that the failure of its vendors to be compliant with Year 2000 issues will not cause a material interruption in Star's business operations. Any such interruption, however, would likely have a material adverse effect upon the operations of Star. ETI does not rely upon vendors for products or services that are data-dependent and believes that its customers are not data-dependent with respect to the purchasing and reselling of products such as those sold by ETI. Therefore, ETI believes that the failure of its vendors to be compliant with Year 2000 issues will not cause a material interruption in ETI's business operations. Any such interruption, however, would likely have a material adverse effect upon the operations of ETI.

         The Company has made only a preliminary assessment of its information technology systems relating to year 2000 issues with respect to the ETI operations in Minnesota and Mexico, and is unable at this time to assess either the cost of year 2000 readiness or the extent to which operations would be interrupted by the failure to adequately and timely address these issues. In addition, the Company has not yet begun the process of determining whether key vendors expect to be in compliance with year 2000 issues.

         The Company does not have a contingency plan in the event that its systems or those of any third parties are not year 2000 compliant by the end of the century. The failure of the Company to address adequately all year 2000 issues may have a material adverse impact upon its financial condition and/or business operations.


                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 1998, the Company issued and sold securities not registered under the Securities Act of 1933, as amended (the "Act"), as follows:

         (1) On July 10, 1998, the Company issued and sold to an investment fund 2,500,000 shares of Common Stock, 763 shares of Series B Preferred Stock convertible into 2,502,640 shares of Common Stock and a warrant to purchase up to 500,000 shares of Common Stock at an exercise price of $2.00 per share, for a total of $2,500,000 in cash.

         (2) On July 10, 1998, the Company issued to an accredited investor
304.878 shares of Series B Preferred Stock convertible into 1,000,000 shares of Common Stock in exchange for 1,000,000 shares of Common Stock of the Company.

         (3) On August 6, 1998, the Company issued to Malcolm Bailey, a Director and the President of the Company, 25 shares of Series B Preferred Stock convertible into 82,000 shares of Common Stock in consideration for consulting services rendered to the Company.

         (4) In September 1998, the Company issued and sold to nine individuals for a total of $1,000,000 a total of 305 Units of the Company, each Unit consisting of one share of Series B Preferred Stock convertible into 3,280 shares of Common Stock and a Warrant to purchase 3,280 shares of Common Stock at an exercise price of $2.00 per share.

         With respect to all of the sales described above, the Company claims exemption from the registration provisions of the Act pursuant to Section 4(2) thereof as transactions not involving a public offering.

ITEM 5.  OTHER INFORMATION

         On July 6, 1998, the Receivable and Inventory Financing Agreement dated July 17, 1996 between the Company and NationsBanc Commercial Corporation was assigned to MFC Merchant Bank S.A. and amended pursuant to a letter agreement dated July 6, 1998 between the Company and MFC Merchant Bank S.A.

         On August 18, 1998, Star Tobacco and Pharmaceuticals, Inc. entered into an exclusive supply agreement with Amana Company, L.P. ("Amana") expiring on August 18, 2013 pursuant to which Amana agreed to manufacture and supply the Company with all its requirements for certain microwave equipment during the term of the Agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               Letter Agreement dated July 6, 1998, between the Company and MFC Merchant Bank S.A.

               Exclusive Supply Agreement dated August 18, 1998 between Star Tobacco and Pharmaceuticals, Inc. and Amana Company, L.P.

         (b)   Reports on Form 8-K.

         During the three months ended September 30, 1998, the Company filed the following Reports on Form 8-K:

               Report on Form 8-K dated July 15, 1998.

               Report on Form 8-K dated September 11, 1998.

               Report on Form 8-K/A dated September 16, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   EYE TECHNOLOGY, INC.

Date:   November 16, 1998                          /s/ James A. McNulty
                                            ----------------------------------
                                                 Authorized Signatory and
                                                 Chief Financial Officer

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Description                                                               Page
-----------                                                               ----

Condensed Consolidated Balance Sheets dated September 30, 1998            F-2
         and December 31, 1997

Condensed Consolidated Statements of Operations                           F-3
         for the Three and Nine Month Periods Ended September 30,
         1998 and 1997

Condensed Consolidated Statements of Cash Flows                           F-4
         for the Nine Months Ended September 30, 1998 and 1997

Notes to Condensed Consolidated Financial Statements                      F-6

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                      September 30,      December 31,
                                                                          1998               1997
                                                                          ----               ----
                  Assets                                              (Unaudited)
Current assets:
      Cash                                                             $   981,510       $    10,929
      Accounts receivable                                                  582,146           775,168
      Inventories                                                        1,525,290           605,392
      Other current assets                                                  76,889            89,989
                                                                       -----------       -----------

        Total current assets                                             3,165,835         1,481,478
                                                                       -----------       -----------

 Property and equipment, net                                             2,011,065         2,415,632
                                                                       -----------       -----------

 Other assets:
      Intangibles, net of amortization                                     785,466           157,557
      Other assets                                                         117,651            64,969
                                                                       -----------       -----------

        Total other assets                                                 903,117           222,526
                                                                       -----------       -----------

                                                                       $ 6,080,017       $ 4,119,636
                                                                       ===========       ===========


                   Liabilities and Stockholders' Equity (Deficit)

 Current liabilities:
      Notes payable - current                                          $ 1,142,532       $ 1,942,085
      Accounts payable                                                   2,911,137         2,735,686
      Accrued expenses                                                   1,031,680            85,108
                                                                       -----------       -----------

          Total current liabilities                                      5,085,349         4,762,879

 Notes payable, less current maturities                                    688,489         1,099,242
                                                                       -----------       -----------

          Total liabilities                                              5,773,838         5,862,121
                                                                       -----------       -----------

 Redeemable preferred stock                                                 44,000                --
                                                                       -----------       -----------
 Commitments and contingencies

 Stockholders' equity (deficit):
      Preferred stock                                                          141                --
      Common stock                                                          96,698           383,557
      Additional paid-in capital                                         6,491,928         1,004,607
      Accumulated deficit                                               (6,326,588)       (3,130,649)
                                                                       -----------       -----------

          Total stockholders' equity (deficit)                             262,179        (1,742,485)
                                                                       -----------       -----------

                                                                       $ 6,080,017       $ 4,119,636
                                                                       ===========       ===========


See notes to condensed consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                              -------------                  -------------
                                                           1998           1997           1998            1997
                                                           ----           ----           ----            ----
 Net sales                                             $ 4,448,853    $ 5,241,043    $ 11,286,618    $ 17,150,303
 Cost of goods sold                                      2,086,643      2,516,354       5,140,608       8,226,493
 Excise taxes on products                                2,082,802      1,954,400       5,037,752       6,288,109
                                                       -----------    -----------    ------------    ------------

          Gross profit                                     279,408        770,289       1,108,258       2,635,701
                                                       -----------    -----------    ------------    ------------

 Operating expenses:
      Marketing and distribution expenses                  323,966        248,282         893,024         812,709
      General and administrative expenses                  522,494        340,248       1,887,447       1,120,647
      Research and development                             506,298        784,272       1,208,356       1,305,670
                                                       -----------    -----------    ------------    ------------

          Total operating expenses                       1,352,758      1,372,802       3,988,827       3,239,026
                                                       -----------    -----------    ------------    ------------

          Operating loss                                (1,073,350)      (602,513)     (2,880,569)       (603,325)

 Other income (expenses):
      Other                                                 (6,946)         2,218        (305,482)         18,048
      Interest expense                                    (146,383)       (60,365)       (303,494)       (179,493)
                                                       -----------    -----------    ------------    ------------

          Loss before extraordinary item                (1,226,679)      (660,660)     (3,489,545)       (764,770)

 Extraordinary gain from extinguishment of debt
  (no applicable income taxes)                                  --             --         293,606              --
                                                       -----------    -----------    ------------    ------------

          Net loss                                     $(1,226,679)   $  (660,660)   $ (3,195,939)   $   (764,770)
                                                       ===========    ===========    ============    ============

 Basic and diluted earnings (loss) per common share:
      Loss before extraordinary item                   $      (.13)   $    (3,303)   $       (.49)   $     (3,824)
      Extraordinary item                               $        --    $        --    $        .04    $         --
      Net loss                                         $      (.13)   $    (3,303)   $       (.45)   $     (3,824)

 Weighted average number of shares                       9,398,001            200       7,045,663             200
                                                       ===========    ===========    ============    ============


See notes to condensed consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                1998            1997
                                                                ----            ----
 Operating activities:
    Net loss                                                 $(3,195,939)   $  (764,770)
    Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
       Depreciation and other non-cash charges                 1,000,829        317,653
       Extraordinary gain from extinguishment of debt           (293,606)            --
       (Increase) decrease in current assets                     234,182      1,384,037
       (Decrease) increase in current liabilities                (18,964)      (792,749)
                                                             -----------    -----------

          Net cash provided (used) by operating activities    (2,273,498)       144,171
                                                             -----------    -----------

 Investing activities:
    Purchases of property and equipment                         (529,069)        (3,532)
    Purchases of intangible assets                                  (460)            --
    Proceeds from sale of property and equipment                 175,000             --
                                                             -----------    -----------

          Net cash used by investing activities                 (354,529)        (3,532)
                                                             -----------    -----------

 Financing activities:
    Proceeds from notes payable                                  845,060        687,552
    Proceeds from issuance of stock, net                       4,888,679             --
    Payments on notes payable                                 (2,135,131)      (697,498)
    Stockholder distributions                                         --       (130,348)
                                                             -----------    -----------
          Net cash provided (used) by financing activities     3,598,608       (140,294)
                                                             -----------    -----------

 Increase in cash                                                970,581            345

 Cash, beginning of period                                        10,929         10,584
                                                             -----------    -----------

 Cash, end of period                                         $   981,510    $    10,929
                                                             ===========    ===========

 Cash paid for:
    Interest                                                 $   307,035    $   192,534


See notes to condensed consolidated financial statements.

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

              For the Nine Months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                 1998        1997
                                                              ----------   --------
 Non-cash investing and financing activities:
      Repayment of related party note payable with
       related party note receivable                          $       --   $759,439
      Conversion of related party note payable to equity      $       --   $923,499
      Conversion of redeemable preferred stock to equity      $  232,000   $     --
      Notes payable reduced by proceeds from equipment sale   $  255,000   $     --
      Issuance of common stock as compensation                $  123,700   $     --

      Acquisition:
          Fair value of assets acquired                       $1,237,238   $     --
          Liabilities assumed                                  2,001,688         --
                                                              ----------   --------

                   Excess assigned to goodwill                $  764,450   $     --
                                                              ==========   ========


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

         The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                      EYE TECHNOLOGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

B.       Description of acquisition, continued:

         The results of operations of Eye Technology, Inc. and Subsidiaries are included in the accompanying condensed consolidated financial statements from the date of acquisition.

         The following summarized pro forma information assumes the acquisition had occurred as of January 1, 1997.

                                                      Nine months ended
                                                        September 30,
                                                        -------------
                                                    1998              1997
                                                    ----              ----

                Net sales                      $ 11,345,511      $ 18,209,640
                Operating loss                 $ (2,910,638)     $   (801,814)
                Net loss                       $ (3,231,055)     $   (759,781)
                Earnings (loss) per share:
                   Basic and diluted           $       (.42)     $       (.15)

C.       Income taxes:

         Effective February 6, 1998, Star Tobacco & Pharmaceuticals, Inc. will no longer be treated as an S Corporation for tax purposes and will be subject to corporate income taxes. If the Company had been subject to corporate income taxes during 1997 and through February 6, 1998, it would not have any current income tax liability due to its operating losses. Star Tobacco & Pharmaceuticals, Inc. would have a deferred income tax asset resulting from the net operating losses and a deferred income tax liability resulting primarily from temporary differences in depreciation. A valuation allowance would have been established to fully reserve the excess of the deferred tax asset over the deferred tax liability due to the uncertainty of the utilization of the operating loss carry forward.

D.       Extraordinary item:

         During the first quarter of 1998, the Company recognized an extraordinary gain of $293,606 as the result of its negotiated settlements with vendors for trade accounts payable. There was no income tax effect on the transactions.

E.       Earnings (loss) per common share:

         Earnings (loss) per common share is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share includes the dilutive effect of potential common shares outstanding. The Company's potential common shares outstanding are from preferred stock and warrants. Basic and diluted earnings (loss) per share were the same in 1998 because all potential common shares were antidilutive.

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

G.       Financing:

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

                                  EXHIBIT INDEX

Exhibit 10(a) Letter Agreement dated July 6, 1998, between the Company and MFC Merchant Bank S.A.

Exhibit 10(b)     Exclusive Supply Agreement dated August 18, 1998 between
                  Star Tobacco and Pharmaceuticals, Inc. and Amana Company, L.P.

Exhibit 27        Financial Data Schedule