Form 10KSB40
period 1998-12-31
STAR SCIENTIFIC INC
filed 1999-04-16
CIK 776008

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number:  0-15324

                              STAR SCIENTIFIC, INC.
                         (formerly Eye Technology, Inc.)
                 (Name of Small Business Issuer in its Charter)

       DELAWARE                                         52-1402131
(State of incorporation)                    (IRS Employer Identification No.)

               16 SOUTH MARKET STREET, PETERSBURG, VIRGINIA 23803
               (Address of Principal Executive Offices, Zip Code)

                                 (804) 861-0681
                (Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $19,445,000.

Aggregate market value of the Common Stock held by non-affiliates (approximately 10,015,738 shares) computed by reference to the average bid and asked price of the Common Stock as of March 31, 1999 was $20,631,476.

Number of shares outstanding of each class of common equity as of March 31, 1999: 51,414,880 shares of Common Stock; 250 shares of Class A Convertible Preferred Stock; 1,351 shares of Series B Convertible Preferred Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-KSB incorporates by reference information from the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders.

This Annual Report on Form 10-KSB ("Form 10-KSB") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the development and commercialization of the Company's proprietary process for reducing or virtually eliminating the tobacco specific nitrosamines in the processing of tobacco leaf, potential delays in obtaining any necessary governmental approvals of the Company's proposed cigarette products, market acceptance of the Company's products, the Company's decision not to join the Master Tobacco Settlement Agreement, the adoption of required state statutes, and any subsequent modification of the Master Tobacco Settlement Agreement. The Company undertakes no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Star Scientific, Inc. ("Star" or the "Company") is engaged in: (1) the development of proprietary scientific technology for the curing of tobacco so as to prevent or retard the formation of certain toxic carcinogens present in tobacco and tobacco smoke, namely, the tobacco specific nitrosamines (TSNAs),
(2) the development of less harmful tobacco products which have been cured pursuant to the Company's patented proprietary process, (3) the manufacture and sale of discount cigarettes, without additives, and with activated charcoal filters, and (4) the research and development of tobacco-cessation products.

         The Company's primary corporate mission is to demonstrate the commercial viability of less harmful tobacco products and to encourage other tobacco manufacturers to utilize and/or license Star's proprietary curing technology.

         The Company has pioneered the development of a high-speed, patented and economically feasible curing technology process for removing virtually all the tobacco-specific nitrosamines from tobacco, as well as from second-hand tobacco smoke.

         The Company has exclusive worldwide license under patents and patents pending relating to methods to prevent the formation of TSNAs in tobacco. Certain TSNAs are generally regarded by tobacco chemists as the most abundant and powerful carcinogens in tobacco and tobacco smoke.

The Company's licensed processes employ the application of an energy source to tobacco leaf shortly following the harvesting of the leaf and prior to completion of the curing (drying) process. No chemicals are used. The Company's processes prevent TSNAs from forming in the tobacco leaf, a natural process which otherwise occurs during the curing period. Independent tests have confirmed that Star's processes reduce the amount of TSNAs in tobacco and tobacco smoke to either undetectable levels or to de minimis levels. The Company has successfully tested its processes in both Virginia flue-cured and burley tobacco, the two most prevalent varieties of tobacco used in cigarettes sold in the United States, and the Company believes that its processes may achieve similar results on other varieties of tobacco.

PRODUCTS

Discount Cigarettes.

         Star manufactures and sells four brands of discount cigarettes - GUMSMOKE(R), VEGAS(R), SPORT(R), and MAIN STREET(R) through approximately 300 tobacco and food product distributors ("T&F Distributors") throughout the United States. The cigarettes are sold as "deep discount" products, i.e., at or near the lowest price range in the wholesale market and, consequently, in the retail market as well. Star does not engage in extensive advertising or marketing programs for its cigarette products directly to consumers but, rather, Star relies primarily upon price and, to a lesser extent, on product appearance and taste in order to compete in the marketplace. Star's primary advertising focus is its core of approximately 300 distributors in 48 states. Star has also engaged in contract manufacturing, i.e., the manufacture of products under brands owned by others. The production and sale of such products are an immaterial portion of sales in 1998. Export sales are also immaterial.

         In an effort to implement Star's mandate to develop less toxic and less hazardous tobacco products, Star intends to phase into its discount cigarettes tobacco which has been cured through its proprietary scientific technology over the next three years and to utilize activated charcoal filters in its cigarettes.

Tobacco-Flavored Chewing Gum and Lozenges and Chewing Gum Containing Tobacco Extract.

         Star has developed several products containing low-TSNA tobacco as an ingredient, but has not yet marketed any such products. It has developed both a chewing gum and a lozenge, each containing low-TSNA tobacco, as products for the smoking cessation market. The gum/lozenge products contain nicotine, as well as the MAO-inhibitor known to be present in tobacco. In anticipation of a then pending legislative proposal to provide the Food and Drug Administration ("FDA") with new authority to regulate tobacco products, Star submitted and received approval of an Investigational New Drug application ("IND") for the gum product from the FDA, Star commenced a Phase I human clinical trial in the second quarter of 1998 in order to demonstrate the safety of the product for smoking cessation purposes. Star has also developed lozenges, which contain low-TSNA tobacco that is added in either a finely-ground powder or liquid extract form to typical lozenge ingredients. Star has not yet filed an IND application with the FDA covering lozenges, and in the current regulatory environment it is unlikely to do so absent a change in that climate. Neither the gum nor the lozenge may be sold in the United States unless and until the FDA has approved a New Drug Application ("NDA") for such product, and no assurances can be given when or if Star might obtain such an approval or that, even if such approvals are obtained, whether there will be significant revenues from the sale of either. Given the uncertain status of the FDA's authority to regulate tobacco products, it now appears that these tobacco-containing cessation products would be required to undergo all of the preclinical and clinical testing required of a new drug product. It seems unlikely at the present time that undertaking such testing would produce an adequate return on investment. Star continues to investigate and explore opportunities in Western and Eastern Europe, and in other countries where regulating authorities appear to be more receptive to the development of reduced risk and less hazardous tobacco products.

         In January 1998, Star introduced to the market a chewing gum, under the label GUMSMOKE(TM), which contains an FDA-approved tobacco flavoring but no tobacco extract. The gum was being promoted by Star as an alternative to smoking to be chewed when the consumer either is unable to smoke or desires to reduce the amount of smoking. The gum was test marketed in the United States through the T&F Distributors, as well as directly to certain large retail chains. The product was also being distributed in certain countries in Europe through a single distributor. GUMSMOKE(TM) is a food product for which Star asserts no health or therapeutic claims and is, therefore, distinguished from the therapeutic chewing gum described above. Since the product appeared to have limited market acceptance and Star anticipated potential regulatory issues which could have been costly to resolve, Star discontinued the development and sale of that product.

Sale of Processed Tobacco.

         Star has to date received only modest revenues from the production and sale of pilot amounts (approximately 86,000 pounds) of processed tobacco, which was sold to several major producers in the U.S. and abroad during the 1998 harvest season. Star intends to purchase, treat with its proprietary process and sell the processed tobacco during the 1999 tobacco harvest season (July - October), to manufacturers of tobacco products.

         Star has a contract to sell to a major tobacco company 1.2 million pounds of processed tobacco at $3.00 per pound during the 1999 harvest season.

Products Containing Low-TSNA Tobacco.

         Star has developed a cigarette product, currently designated CigRx(TM), containing Virginia tobacco from which virtually all TSNA has been removed and utilizing an activated charcoal filter. Although Star can now market such a product in the United States, existing federal law would preclude Star from making any health/therapeutic claims for the product, and even disclosure of the absence of TSNAs might arguably be interpreted as an implied health claim. Star has chosen to make its data available to the FDA, although it is not required to do so. Star originally positioned the product so that if approved it would be sold by physician's prescription only as part of a smoking cessation regimen to be used by a patient who relapses from his/her cessation effort and who is being prepared for a subsequent cessation attempt. Based on discussions with the FDA, it has become apparent that the FDA will neither approve nor disapprove this product at the present time.

SALES AND MARKETING

         Star's four brands of cigarettes are each sold in a variety of sizes and styles, i.e., king size and 100s, soft pack and hinged box, regular flavor and menthol, and full flavor, lights and ultra lights.

Star utilizes its own specified blend of tobaccos in each brand. The blend consists of Virginia flue- cured, burley and oriental varieties of tobacco, which is typical of American-style cigarettes. Star does not utilize "reconstituted" tobacco, which is tobacco leaf which has been cut, combined with various chemicals and formed into paper-like sheets which are in turn cut and utilized as filler in the production of cigarettes.

         Star uses stylized packaging designs for its four brands of cigarettes. As is typical in the cigarette industry, Star utilizes different colors, e.g., green for menthol, but similar designs, on its packaging to denote different product styles.

         Star does not conduct any consumer advertising and only an insubstantial amount of trade journal and direct mail advertising. Star does provide to its distributor customers for redistribution to retailers, point-of-sale materials such as posters, banners and display racks. Also, Star produces marketing materials for use by distributors to promote Star cigarettes to their retail customers.

         Star's brands of cigarettes are sold by two full-time in-house employee-salesmen, augmented by three part-time independent contractor representatives, all of whom are compensated principally on a commission basis.

         Because of Star's limited sales force and advertising and marketing resources, it is Star's strategy to rely to a large degree upon distributors to promote and sell Star brands to retail customers. Distributors are generally able to obtain substantially higher profit margins, albeit lower volume, on Star's products than on products sold by the four major United States manufacturers of cigarettes, and therefore they have an incentive to promote Star's brands. Furthermore, in many markets, Star will grant to a distributor exclusivity within a defined region for one or more brands, thus giving the distributor an incentive to promote to retailers Star's brand without being undercut on a price basis by a competitor. In 1998 Star sold its cigarettes to a total of approximately 300 distributors located in 48 states. The distributors maintain state and, where applicable, municipal government tobacco product licenses, apply cigarette state and/or local tax stamps when needed, and resell the cigarettes to retailers. Star delivers its products directly to distributors mainly by common carrier trucks. No one distributor accounted for more than 10% of Star's revenues in 1998. Star's distributor customers primarily serve convenience stores, gas stations and other outlets and stores.

COMPETITION

         Star's primary competition for conventional cigarettes is from the four "majors," that is, Philip Morris, the brands of which account for slightly more than 50% of the cigarette sales in the United States, R.J. Reynolds, Brown & Williamson and Lorillard, each of which has substantially greater financial and operating resources than Star. Star also encounters significant competition from several other United States manufacturers of cigarettes as well as importers of cigarettes manufactured in foreign countries. Some of these manufacturers and importers have substantially greater financial and operating resources than Star.

         Star's products compete principally on the basis of price. Generally speaking, there are three price categories of cigarettes in the United States, "premium," which includes such brands as Marlboro(R) and Camel(R), "discount" or "generic," which includes such brands as Doral(R) and GPC(R), and "deep discount," which as a group account for only a small percentage (less than 3%) of the United States cigarette market. Each of Star's brands is priced in the deep discount category. Other competitive factors include package design, taste and the amount of marketing support provided to distributors and retailers. At the consumer level, brand "loyalty" is also a significant factor.

         Star also encounters competition in the sales of smoking cessation products. Smoking cessation products that are approved for sale in the United States by the FDA are primarily synthetically-produced nicotine delivery products designed to wean the patient from nicotine addiction over a period of time ranging from 30 days to six weeks. Three products, Nicorette(R), a nicotine chewing gum, and Nicotrol(R) and NicoDerm(R), both transdermal nicotine patches, constituted 99% of the U.S. market of $398 million in sales in 1996. All of these products are sold over-the-counter. Recently, Zyban(R), a prescription drug which, when taken in pill form, chemically acts upon the brain to simulate the "reward" attributes of nicotine while at the same time decreasing the craving for nicotine, was introduced to the market in 1997 following FDA approval. Star understands that sales of Zyban(R) to date have been substantial and that Zyban(R) is often prescribed by physicians to be used in conjunction with nicotine delivery products.

         Star's principal competitors in the cessation and reduction market would include Smith Kline Beecham, the McNeil Consumer Division of Johnson & Johnson, Glaxo-Wellcome and Pharmacia- Upjohn, all of which have capital resources, research and development staffs, facilities, experience in conducting clinical trials and obtaining regulatory approvals and experience in manufacturing and marketing their products which are significantly greater than those of Star. In addition, there are several companies developing new technologies aimed at smoking cessation therapies. There are also a number of consumer products which do not require FDA approval as therapeutic drug products but which nevertheless are advertised as alternatives to smoking or to help in the reduction of smoking. For example, at least one of the leading United States confectionary chewing gum manufacturers has advertised its gum products as an alternative to cigarettes. There are also several non-tobacco cigarettes produced with fillers such as lettuce and herbs. In addition to the use of consumable products for smoking cessation or reduction purposes, medical practitioners and others have developed a variety of programs intended to assist a person in withdrawing from nicotine dependence. Treatments used include psychological counseling, hypnosis, group therapy and behavior modification techniques. There can be no assurance that Star can overcome regulatory barriers to marketing its tobacco-containing cessation products or that Star's competitors will not succeed in developing technologies and products that are more effective than Star's product candidates, that are safer than Star's products or that would render Star's products obsolete or non-competitive. Star's inability to compete successfully may have a material adverse effect on Star's business, financial condition and results of operations.

PURCHASING

         Tobacco used in Star cigarettes is purchased from a recognized leaf dealer in "cut rag" form, meaning that the tobacco has been cut, processed and flavored to Star's specifications, and is ready when delivered to Star for the manufacturing process. In the future, the Company expects to purchase tobacco directly from tobacco farmers and to erect curing barns on their property to permit the Company to cure the tobacco using its proprietary technology on site.

MANUFACTURING

         Star manufactures cigarettes at its facility in Petersburg, Virginia. The tobacco is combined with filters, and paper in a "maker" which produces finished cigarettes, which in turn are placed in a "packer" which provides packaging into standard 20-cigarette packs and ten-pack cartons. Star has sufficient manufacturing capacity at its Petersburg facility to produce its low-TSNA cigarettes for the foreseeable future.

         Amana Company, L.P. ("Amana") is manufacturing the specialized equipment that incorporates the Company's proprietary technology for processing tobacco under a 15-year exclusive supply agreement. The Company believes that Amana has sufficient manufacturing capacity to supply all of the Company's foreseeable requirements for the specialized equipment.

         Chicles Canel's, S.A. de C.V., of San Luis Potosi, Mexico ("Canel's"), a large gum manufacturing company in Mexico, has produced all sample and clinical trial quantities of gum and lozenge products for Star. Star, which does not have an on-going agreement with Canel's, is currently dependent upon Canel's as a sole supplier of gum and lozenge products. Star may need to identify alternative manufacturers for the production of these products to reduce its dependence on Canel's and to ensure that in the event that market demand increases beyond Canel's capacity, Star would be able to meet such demand.

GOVERNMENT REGULATION

         The manufacture and sale of cigarettes and other tobacco products and of pharmaceutical products are subject to extensive federal and state government regulations in the United States and by comparable authorities in many foreign countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of Star's products.

         There are multiple bills pending before the 106th Congress and in several state legislatures which, if enacted, would significantly change the United States tobacco industry. Some of these federal bills contain provisions which would provide substantial federal government funds for smoking cessation programs and products, as well as incentives to tobacco companies and others to produce less harmful or reduced-risk tobacco products. Star is unable to predict what effect, if any, these provisions, if enacted, would have on Star's technology or the sale of Star's smoking cessation products (if approved by the FDA) and/or reduced-hazard tobacco products. The Company believes, however, that any bill that requires manufacturers to reduce or eliminate or disclose additional known toxic ingredients (other than nicotine or tar levels) in tobacco could have a beneficial effect on the Company.

FDA Regulation.

         The FDA has adopted extensive regulations governing the sale and advertising of tobacco products designed primarily to discourage the sale to, and consumption by, adolescents and children. The "major" manufacturers of tobacco products challenged the authority of the FDA to promulgate such regulations in the federal courts. A federal District Court upheld the FDA's authority to promulgate such regulations, but ruled that certain of the regulations restricting advertising were invalid as violative of the constitutional right of free speech. The United States Court of Appeals affirmed that portions of the District Court opinion that held the FDA could not regulate tobacco advertising and ruled that the executive branch of the United States government, in particular the FDA, does not have any authority to regulate tobacco products generally, such authority being reserved to Congress. The federal government has appealed the Appeals Court's ruling and the matter is now pending before the United States Supreme Court. To the knowledge of Star, the FDA has not attempted to enforce these regulations, and the tobacco industry, including Star, have generally operated as if the regulations were not in effect.

         It is difficult for Star to predict what effect full implementation of the FDA regulations referred to in the preceding paragraph would have upon its conventional cigarette business. Those regulations significantly limit the manner in which cigarettes may be sold and displayed in retail stores, requiring, among other restrictions, that cigarettes be kept "behind the counter" and out of the reach of customers. These point-of-purchase restrictions would tend to favor the more well-known brand names and disfavor "deep discount" products which rely more upon the price of the product than on brand loyalty or brand recognition to generate sales. Consequently, implementation of the existing FDA regulations would have an adverse affect upon Star's sales of conventional cigarettes.

         The Company has shared its product data with the FDA and plans to continue to do so, depending only on the FDA's willingness to comment on the data submitted to it. The Company's decision to share its product data with the FDA was made with long-term objectives in mind and in light of the uncertainties in the regulatory environment. The Company believes that the commercial value of its tobacco curing process will depend upon validation by the scientific and health care communities. The Company believes that tests and clinical trials conducted under FDA quality protocols would further its objective of attaining scientific validation for its technology. It is uncertain, however, whether any competitive advantage would be achieved by submission of its tobacco-containing products to the FDA, especially if such submission is not required.

         In 1997 Star submitted its initial research plan on GUMSMOKE(TM) gum to the FDA as a therapeutic drug product for smoking cessation purposes. However, absent new authority for FDA to regulate products containing tobacco, it now seems unlikely that any product based in part on a tobacco extract would be approved by FDA, as that agency is currently configured. As a result, further development of this product has been suspended.

Bureau of Alcohol, Tobacco and Firearms.

         Manufacturers and importers of tobacco products are taxed pursuant to regulations promulgated by the federal Bureau of Alcohol, Tobacco and Firearms under authority of the Internal Revenue Code of 1986, as amended. The Company's tobacco products will continue to be subject to tax under such regulations.

State and Municipal Laws.

         The sale of tobacco products is subject to taxation in all fifty states. In addition, some states permit municipalities to impose an additional sales tax, and many municipalities do so. The state and municipal taxes are imposed upon wholesalers and/or retailers but not manufacturers, and therefore Star has no liability for such taxes. Star is required by many states, however, to report its shipments of cigarettes to distributors/retailers located within their jurisdiction. Star is aware of at least two states, Massachusetts and Minnesota, which have recently adopted laws and regulations regarding the disclosure by manufacturers of certain chemical constituents in their products. Star intends to fully comply with such laws and believes it will benefit from such disclosure.

Master Tobacco Settlement Agreement.

         In February, the Company's Board of Directors voted unanimously not to join the Master Tobacco Settlement Agreement ("MSA") among forty-six states, several U.S. territories and a number of tobacco manufacturers, as a Subsequent Participating Manufacturer. The MSA and the proposed model statute that each participating state is obligated to enact as part of the MSA, do not contain any provisions that reward or encourage companies, like Star, that have sought to develop and promote safer tobacco products. To rectify this inequality, the Company proposed an amendment to the MSA that would have recognized its commitment to R&D over the past several years and would have allowed it to continue to promote those efforts under the grandfather provisions in the MSA that apply to Subsequent Participating Manufacturers. The Company was advised, without receiving any adequate explanation, that the proposed amendment, which it believed was not only fair but magnanimous, was rejected.

         After careful consideration, the Board of Directors determined that it was not in Star's long term interest to join in the MSA without an acceptable amendment. As a Non-Participating Manufacturer, Star, absent a successful legal challenge, some subsequent agreement to modify the MSA or individual state amendments to the proposed model statutes, could be required to establish escrow funds under model statutes to be enacted by each participating state that would be available to pay for tobacco-related judgments or settlements, if claims are asserted by participating states against Star. These escrow payments could be substantial. To date, Star has not been named as a party in any tobacco related litigation. Star is continuing to assess the impact that opting out of the MSA, and potentially having to fund state-specific escrow accounts, will have on its ability to fully fund the development of less hazardous tobacco products.

         Star has engaged special outside counsel in order to assist the Board in its continuing evaluation of this situation and/or to be prepared to challenge, if necessary the enactment of model state statutes, mandated by the MSA, which may well constitute an unconstitutional "taking" of Star's property, among other things, in violation of state and/or federal constitutional protections. The Board of Directors of Star is committed to implementing all feasible measures to achieve the development and production of safer tobacco. In an effort to implement Star's mandate to develop less toxic and safer tobacco products, the Board of Directors ratified management's decision to put activated charcoal filters on all of its four discount brands of cigarettes within the next 30 to 45 days. Although this is a more costly approach to cigarette manufacturing, such approach was highly recommended by respected scientists and physicians during the recent Food and Drug Symposium on the development of less toxic tobacco products held at the Georgetown University Medical Center.

Virginia Incentive Rebates.

         The Company proposed to the Virginia General Assembly an amendment to the model state statute. Although the proffered Amendment was not enacted, the General Assembly and Governor of the Commonwealth of Virginia did, in fact, provide some relief and assistance to Star indirectly by passing legislation which was signed by the Governor that explicitly encourages the manufacture and sale of "products that reduce the carcinogenic tobacco specific nitrosamines (TSNAs) levels in tobacco products." That legislation, pursuant to House Bill 2635 and Senate Bill 1165 (1999), provides that $2,000,000 shall be made available to the Virginia Economic Development Partnership to provide for economic development incentive rebates to assist Virginia companies that reduce the carcinogenic (TSNAs) levels in tobacco products. The Company believes that it is the only company in Virginia and/or in the U.S. that has comprehensive patent protection for its proprietary technology to reduce to de minimis levels the TSNAs in tobacco and tobacco smoke.

Canadian Proposed Regulations for Tobacco Packaging.

         The Canadian government has recently proposed new regulations that would require disclosure of the amount of selected toxic constituents, including TSNAs, in tobacco products sold in Canada. Star believes that the proposed regulations, which would require disclosure of the levels of TSNAs on cigarette labels covering 60% of the top of the display panel, could benefit the Company to the extent that Star or any future licensees market tobacco in Canada. Star is currently exploring opportunities to enter the Canadian market with its low-TSNA cigarettes, either directly or through a license granted by Star to a major tobacco company which markets cigarettes in Canada.

RESEARCH AND DEVELOPMENT

         In late 1994, Star commenced research and development activities based upon newly-conceived technology, which it had licensed from the technology's inventor, Jonnie R. Williams, for the processing of tobacco so as to eliminate or reduce to insignificant levels TSNAs. TSNAs are generally recognized by tobacco chemists to be among the most powerful and abundant carcinogens in tobacco and tobacco smoke. Star's research and development activities have focused on (1) perfecting and testing its proprietary methods for processing tobacco, (2) developing products which incorporate Star's specially-processed tobacco, including products for the smoking cessation and reduced-risk smoking markets, (3) establishing a patent position, and (4) developing relationships with tobacco farmers, as well as the tobacco industry, with a view to the commercialization of Star's processes.

         Star is not aware of any other entity which utilizes a process to reduce significantly tobacco- specific nitrosamines that are found in cured tobacco leaf. At least one Swedish Company, Swedish Match Co., has worked with various varieties of smokeless tobacco under crop management environments in an effort to reduce the amount of the nitrosamine content in tobacco. The Company understands that Swedish Match Co. has been successful in those efforts, but not to the extent of reducing nitrosamines below the level which the Company understands would be considered inconsequential.

Proprietary Technology.

         The process of curing, or drying, tobacco so that it is suitable for production into tobacco products begins immediately upon harvesting of the tobacco leaf. The tobacco leaves are brought to enclosed barns or sheds to be hung or placed on racks. The two principal varieties of tobacco leaf in the United States are Virginia flue-cured tobacco and burley tobacco, both of which are typically used in American-made cigarettes to produce what is referred to as an American blend. Under conventional curing methods with Virginia flue-cured tobacco, the leaves that are hung to cure are exposed to gas-fired heat, while with burley tobacco the leaves dry naturally. The curing process for Virginia flue-cured tobacco takes approximately five days and for burley tobacco a month or more.

         Star's proprietary curing technology is applicable to Virginia flue-cured tobacco as well as burley tobacco, and most likely to other varieties widely used throughout the world. Star's curing process essentially arrests or eliminates microbial activity that normally occurs during curing, thereby preventing the production of TSNAs. Star's curing technology does not, however, alter or affect taste, color or the nicotine content of tobacco. The Company makes no claim or representation that its proprietary curing process reduces any harmful chemical constituents in tobacco and/or tobacco smoke other than tobacco-specific nitrosamines.

         Star's proprietary curing technology was conceived by Jonnie R. Williams and has been licensed to Star in an agreement which grants to Star certain exclusive worldwide rights with a right of sublicense.
See "Patents, Trademarks and Licenses" below.

         It is Star's objective to achieve widespread acceptance of its tobacco curing technology as a standard for the manufacture of less harmful tobacco products and as a basis for the use of tobacco in the production of smoking cessation products.

         Star conducted at its own expense a pilot program during the 1998 United States tobacco harvest season (July through October). The purposes of this program were: (1) to continue to test and perfect Star's curing processes in quantities and under conditions which will serve as a model for future operations; (2) to test custom designed equipment; (3) to provide processed tobacco to major manufacturers in quantities for testing and test market purposes; and (4) to demonstrate the commercial feasibility of adoption of Star's processes for widespread use in the production of tobacco products. The program was operated from a leased facility in Chase City, Virginia, which is located in the tobacco growing regions of Virginia and North Carolina. The Company has completed the pilot program and has achieved the objectives described above.

         Star has had extensive discussions with several major tobacco product manufacturers. Several have purchased samples of its processed tobacco, and it has been advised by many of the companies that tests conducted by or for the major manufacturers confirm Star's claim that its processed tobacco is virtually free of TSNAs.

Development of CigRx(TM).

         In 1997 Star voluntarily elected to submit CigRx(TM) to the FDA as a therapeutic pharmaceutical product with health-related claims to help prevent a relapse of a patient undergoing a smoking cessation program. Star is not aware of any other company submitting a tobacco product for FDA clearance. Star's strategy has since changed, and it will not seek FDA approval for CigRx(TM). The Company, however, intends to submit data from a recently completed Phase I clinical study of CigRx(TM) to the FDA for its review and comment.

         In October 1998, a Phase I study of CigRx(TM) under an FDA-reviewed protocol was completed at the Medical College of Virginia under the direction of Professor William Barr, Chairman of the Department of Pharmaceutics and Director for the Center for Drug Studies as its principal investigator. The study, involving male and female subjects, was a 19-day cross-over study designed to test the in vivo elimination or reduction of nitrosamines following the smoking of CigRx(TM) cigarettes compared to leading-brand conventional cigarettes. As measured by the current Federal Trade Commission method, the CigRx(TM) cigarettes used in the study delivered substantially less carbon monoxide (4.8 milligrams versus 12.2 milligrams) and about half as much tar (7.0 milligrams versus 14.0 milligrams) compared to an average of the best selling full-flavored cigarettes. It is anticipated that analytical data from the study will be compiled and analyzed within the next 60 days. The study contrasted Star's product with conventional brands in terms of breath levels of carbon monoxide, blood levels of nicotine, and urinary levels of TSNAs. Additional data has been received from the American Health Foundation pursuant to a contract to analyze biological specimens obtained in the study. It is anticipated that the analysis of this data will be completed shortly and publication of the results will follow.

         The Company intends to continue to test CigRx(TM) and similar products. Since it is unlikely that the product can be formally approved by the FDA as presently configured, the Company intends in the meantime to proceed with plans to produce and test market the product, most likely under another name.
 Beginning in the last half of 1999, the Company expects to conduct a limited test market of this product using tobacco processed in the Company's pilot program described above. Any marketing of products using Star's tobacco produced with Star's curing technology will not be undertaken until the last months of 1999, since the Company will not have enough tobacco for these purposes until the 1999 tobacco crop has been harvested.

         Star's new cigarette products will be sold without any therapeutic claims or special disclosures in the United States. However, Canada and other countries have proposed new regulations that will require manufacturers to disclose levels of carbon monoxide, tar, nicotine and TSNA.

PRODUCT LIABILITY

         In the United States, there have been numerous and well-publicized lawsuits against the largest manufacturers of cigarettes and other tobacco products initiated by state and municipal governmental units, health care providers and insurers, individuals (for themselves and on a class-action basis) and by others. The legal theories underlying such lawsuits are varied, but are generally based upon one or more of the following: (1) manufacturer defendants have deceived consumers about the health risks imposed by tobacco product consumption; (2) such defendants knew or should have known about various harmful ingredients of their products and failed to adequately warn consumers about the potential harmful effects of those ingredients; and (3) such defendants knew of the addictive attributes of nicotine and have purposefully manipulated their product ingredients so as to enhance the delivery of nicotine.

         Star believes that its risk of liability in any lawsuit of the type described above, and therefore the risk of being named a defendant in such a lawsuit, is relatively low because (1) Star has not at any time advertised its tobacco products to consumers except for point-of-purchase materials; (2) it has conducted research on the chemical or other constituents of its products only in the course of trying to reduce the delivery of toxic materials; (3) it does not own or operate, and has never owned or operated, laboratory or other research facilities; and (4) Star has not "manipulated" the nicotine content or delivery of its tobacco products. Moreover, Star brands have been sold for only a relatively short period of time, i.e., since late 1994, and the volume of sales has not been substantial in relation to the volume generated by the larger manufacturers.

         Star maintains product liability insurance which is limited to any claims that tobacco products manufactured by or for Star contain any foreign object. Such insurance does not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. Star does not believe that such insurance can currently be obtained. A lawsuit against the Company based upon claims not covered by its product liability insurance may have a materially adverse effect upon the financial condition of the Company.

PATENTS, TRADEMARKS AND LICENSES

License Agreement.

         Star is the licensee under a license agreement (the "License Agreement") with the licensor, Regent Court Technologies, a partnership of which Jonnie R. Williams and Francis E. O'Donnell, Jr., M.D. are partners. The License Agreement provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to Star, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor's patent rights and know-how relating to the processes for curing tobacco so as to eliminate or reduce to insignificant levels tobacco-specific nitrosamines and to products containing such tobacco of the licensor and its affiliates, whether such patent rights and know-how are now in existence or hereinafter developed. This license includes inventions of the licensor and its affiliates during the term of this Agreement relating to the production, treatment or curing of tobacco, or a method of manufacturing a product containing tobacco, or of extracting one or more substances from tobacco for the purpose of incorporating such substance or substances in a product or products. The only right retained by the licensor is to conduct research.

         The License Agreement may be terminated by Star upon 30 days' written notice. The License Agreement may also be terminated by the licensor (a) upon a default in the payment of royalties or a failure to submit a correct accounting continuing for at least 30 days after written notice, or (b) upon a material breach of any other obligation of Star under the License Agreement continuing for at least 60 days after written notice. A material breach may include a sublicense of the Patent Rights (as defined in the License Agreement) without obtaining a written agreement of the sublicensee to be obligated to the licensor under the License Agreement. The licensee is also obligated to provide the licensor with copies of all patent applications by it relating to the Patent Rights. For purposes of determining materiality, and provided the nature of the breach may be determined in material terms, a breach shall be deemed material if such breach results in a loss of royalties exceeding $100,000.

         Star is obligated to pay to the licensor a royalty of 2% on all net sales of products by it and any affiliated sublicensees, and 6% on all fees and royalties received by it from unaffiliated sublicensees. The License Agreement expires with the expiration of the last of any applicable patents. Two United States patents have been issued, and additional patent applications are pending in the United States and in approximately 80 foreign jurisdictions.

         The License Agreement obligates Star to prosecute and pay for United States and foreign patent rights. The agreement contains other provisions typically found in a patent license agreement, such as provisions governing patent enforcement and the defense of any infringement claims against Star and its sublicensees. The License Agreement further provides that any obligation or liability related to patent infringement matters brought against Star will be borne by Star. Star has agreed to indemnify and defend the licensor and its affiliates against losses incurred in connection with Star's use, sale or other disposition of any licensed product or the exercise of any rights under the License Agreement. The licensor has made no representations to Star in any documents regarding the efficacy of the licensed technology.

Patents and Proprietary Rights.

         Star's success in commercially exploiting its licensed tobacco curing technology depends in large part on the ability of Star to defend issued patents, to obtain further patent protection for the technology in the United States and other jurisdictions, to maintain trade secrets, to operate without infringing upon the patents and proprietary rights of others, and to obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the United States and in foreign countries. The Company has exclusive rights to two issued patents, and Star has patent protection covering the technology for reducing the level of TSNAs in tobacco leaf. Additionally, the Company is an exclusive licensee to a patent application pending in the United States for additional methods covering the tobacco curing technology and for products containing low-TSNA tobacco. Corresponding patent filings have been initiated in numerous foreign countries. There can be no assurance that patents will issue from any of the pending applications, that claims allowed will be sufficient to protect the intellectual property owned or licensed by Star, or that Star or its licensor has or will develop or obtain the rights to any additional products or processes that are patentable. In addition, no assurance can be given that any patents issued to or licensed by Star will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to Star.

         The patent positions of research and development companies, including those of Star, are uncertain and involve complex legal and factual questions for which important legal principles are unresolved. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of the patents or patent applications licensed to Star and limit the ability of Star or its licensors to obtain meaningful patent protection. If patents are issued to other companies that contain competitive or conflicting claims, Star may be required to obtain licenses to these patents or to develop or obtain alternative technology. There can be no assurance that Star will be able to obtain any such license on acceptable terms or at all. If such licenses are not obtained, Star could be delayed in or prevented from pursuing the development or commercialization of its products.

         Litigation which could result in substantial cost to Star may also be necessary to enforce any patents to which Star has rights, or to determine the scope, validity and unenforceability of other parties' proprietary rights which may affect Star's rights. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. Star's licensors may also have to participate in interference proceedings declared by the United States Patent and Trademark Office (the "USPTO") to determine the priority of an invention, which could result in substantial cost to Star. There can be no assurance that Star's licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material adverse effect on Star's business and prospects.

         Star may also rely on unpatented trade secrets and know-how to maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with employees, consultants, suppliers and others. There can be no assurance that these agreements will not be breached or terminated, that Star will have adequate remedies for any breach, or that Star's trade secrets will not otherwise become known or be independently discovered by competitors.

SALE OF OPHTHALMIC BUSINESS

         As a result of the poor results of its ophthalmic business, the Company sold its ophthalmic business, effective as of December 30, 1998. The purchaser assumed most of the liabilities of the Company's ophthalmic business. The purchaser deposited into escrow 250,000 shares of the Company's common stock to secure the payment of these liabilities.

EMPLOYEES

         As of December 31, 1998, the Company had approximately 100 full-time employees. From time to time, the Company engages temporary personnel to augment its regular employee staff. The Company utilizes from time to time the services of consultants and independent contractors to provide key functions that might otherwise be provided by Company-employed personnel. The Company's success depends in large part on its ability to attract and retain highly qualified scientific, technical, management and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain the personnel necessary for the development and operation of its business. The loss of the services of key personnel could have a material adverse effect on the Company's business.

ITEM 2. PROPERTIES.

         The Company's executive offices and manufacturing facilities are located in Petersburg, Virginia. The Company owns such facilities which consist of a 50,000 square foot, four-story manufacturing building and 3,000 square foot, single-story office and storage building. The Company leases a 10,000 square foot warehouse in Petersburg, Virginia, about one mile from its manufacturing facilities, pursuant to a month-to-month lease. The warehouse is used for storing and shipping conventional cigarette products. The Company also leases a single office at the Biotechnology Office Park of the Medical College of Virginia in Richmond, Virginia, on a tenancy-at-will basis.

         The Company has leased seven acres of land and an approximately 50,000 square foot building thereon in Chase City, Virginia, for the processing of tobacco utilizing the Company's proprietary methods to prevent the formation of tobacco-specific nitrosamines. The lease is for a term of ten years, expiring in 2008. The Company has an option to purchase the property at any time during the term of the lease.

         The Company considers its facilities adequate for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual meeting of stockholders of the Company (the "Meeting") was held on December 15, 1998. At the Meeting, the stockholders voted upon a number of proposals, each of which is summarized below, along with the votes cast for and against each such proposal, votes withheld or abstaining therefrom and broker non-votes.

         ELECTION OF DIRECTORS. At the Meeting, the stockholders elected the following persons to the Board of Directors of the Company until the date of the annual stockholders meeting in the calendar year set forth opposite the name of each such person:


                                                                         VOTES                         BROKER
              NAME                        TERM       VOTES FOR          AGAINST  ABSTAINING          NON-VOTES
              ----                        ----       ----------         -------  ----------          ---------
Malcolm L. "Mac" Bailey                   1999       10,991,769            0       435,021               0
James A. McNulty                          1999       10,991,769            0       435,021               0
Jonnie R. Williams                        2000       10,987,469            0       439,321               0
Robert J. DeLorenzo, M.D., Ph.D.          2001       10,991,769            0       435,021               0
Leo S. Tonkin                             2001       10,991,769            0       435,021               0


         AMENDMENT OF CERTIFICATE OF INCORPORATION CHANGING THE CORPORATE NAME. At the Meeting, the stockholders of the Company voted on and approved an amendment to the Certificate of Incorporation of the Company to change the corporate name of the Company to Star Scientific, Inc. 11,379,359 votes were cast for such proposal, 36,821 votes were cast against or withheld, with 10,610 votes abstaining and no broker non-votes.

         1998 STOCK OPTION PLAN. At the Meeting, the stockholders of the Company voted on and approved the 1998 Stock Option Plan, attached hereto as Exhibit 10(x) and incorporated herein by reference (the "Plan"). The Plan authorizes the Compensation Committee of the Board of Directors to grant options to purchase up to an aggregate of 4,000,000 shares of Common Stock of the Company to executive officers, key employees, non-employee directors and consultants of the Company. 10,981,807 votes were cast for such proposal, 428,643 votes were cast against or withheld, with 16,340 votes abstaining and no broker non-votes.

         AMENDMENT OF CERTIFICATE OF INCORPORATION INCREASING THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK TO 100,000,000. At the Meeting, the stockholders of the Company voted on and approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock of the Company from 10,000,000 to 100,000,000. The additional shares of Common Stock are to be available for (i) conversion of the Company's Series B Preferred Stock issued in connection with the "reverse acquisition" of the Company by Star Tobacco and Pharmaceuticals, Inc. In February 1998, conversion of other outstanding shares of the Company's Series B Preferred Stock and outstanding shares of the Company's Class A Preferred Stock,
(ii) exercise of employee and director stock options and outstanding warrants, and (iii) future financings and such other corporate purposes as may be determined by the Board of Directors. 10,973,097 votes were cast for such proposal, 440,000 votes were cast against or withheld, with 13,693 votes abstaining and no broker non-votes.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock of the Company is traded in the over-the-counter market and is quoted on the Electronic Bulletin Board under the symbol "STSI." Set forth below are the high and low bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for each full quarterly period during 1997 and 1998, as reported by the National Quotation Bureau. From time to time, during the periods indicated, trading activity in the Company's stock was infrequent. No dividends have ever been declared by the Company. As of March 31, 1999, there were approximately 575 record holders of the Company's Common Stock.


    QUARTER ENDED             HIGH BID                LOW BID
    -------------             --------                -------

   03-31-97              $   0.21875            $  0.09375
   06-30-97              $   0.21875            $  0.01563
   09-30-97              $   0.035              $  0.01
   12-31-97              $   0.01               $  0.01
   03-31-98              $   5.9375             $  0.01
   06-30-98              $   5.625              $  3.00
   09-30-98              $   3.50               $  1.4375
   12-31-98              $   3.50               $  1.375
   03-31-99              $   2.375              $  1.625

         The closing bid and asked prices on April 12, 1999, were $1.6875 and $1.875, respectively.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis of operating results of the Company and of the liquidity and capital resources of the Company at December 31, 1998 should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS - FISCAL 1998 COMPARED TO FISCAL 1997

         Net sales for 1998 of $19,445,000, consisting almost entirely of the sale of Star-brand cigarettes (GUMSMOKE(R), VEGAS(R), MAIN STREET(R) and SPORT(R)) were approximately equal to 1997 sales of $20,763,000. Sales in 1997 included sales to Swisher (a long-time private brand customer) of $3,872,000. There were no sales to Swisher in 1998. However, fourth quarter 1998 sales of $8,666,000 compared favorably with the prior year's fourth quarter sales of $3,613,553, and was a result of the Company's efforts in expanding the base of distributors in order to take advantage of the anticipated roll-out in 1999 of the Company's products to include a phase-in of the TSNA-free tobacco. The Company received its patent in September 1998, after which the sales force accelerated its plan to increase its distribution channel. In 1998, sales from contract manufacturing, i.e. the manufacturing of products under brand names owned and marketed by others, was $1,251,000, compared to $3,872,000 in 1997.

         Export sales in 1997 and 1998 were not material.

         Cost of goods sold, as a percentage of net sales volume, was 39% in 1998 versus 48% in 1997. Profit margins on contract manufacturing are slightly higher than the margins on Star-brand cigarettes. In 1998, profit margins increased because of December 1998 price increases on Star-brand cigarettes, a factor that affected positively the sales of the entire cigarette manufacturing industry.

         Marketing and distribution expenses increased slightly from $1,111,000 in 1997 to $1,199,000 in 1998. Star does not incur any significant expense in this category with respect to contract manufacturing customers; almost all of such expense is incurred with respect to Star-brand cigarettes.

         In 1996, the Company spent approximately $2 million in marketing and distribution expenses, or 5.8% of sales; in 1997, this line item decreased to $1,111,000, and was 5.4% of sales. In 1998, the marketing and distribution expenses were $1,199,000, reflecting 6.2% of sales.

         General and administrative expenses increased from $1,425,000 in 1997 to $3,174,000 in 1998, primarily as a result of the legal and accounting costs associated with the public company issues, including the hiring of additional personnel.

         Research and development expense represents primarily expenditures related to the development of Star's proprietary technology for the processing of tobacco so as to prevent the formation of tobacco- specific nitrosamines, but also expenses for the development of a tobacco-flavored, non-nicotine chewing gum which Star is no longer developing. Star does not maintain its own research laboratories or other physical assets for research and development; it is dependent upon the services of third parties for these services. Similarly, it does not employ a scientific staff and instead relies upon scientific and medical consultants and third-party service providers. Expenditures in this category include payments for such consultants, contract research organizations, laboratory testing, research grants, raw materials, equipment, legal and regulatory fees, including expenses for the filing and prosecution of patents, and allocations of management personnel and general and administrative expenses. This category includes payments of

$400,000 in 1998 and $565,000 in 1997, respectively, to Jonnie R. Williams, the inventor of Star's proprietary technology for the processing of tobacco.

         Net interest expense was $238,000 in 1998 and $235,000 in 1997, consisting primarily of interest incurred in connection with a bank revolving line of credit, the borrowing levels of which were determined by levels of accounts receivable and inventory. The Company had several injections of capital during 1998, thereby reducing costs associated with borrowing.

         The increased loss in 1998 can be attributed to several factors, including the expenses associated with the public Company, and research and development costs incurred. The Company has emphasized throughout the last several years its commitment to develop safer tobacco products, and the resources needed to continue that effort, while lower in 1998 than 1997, resulted in the issuance of the first patent ever for the production of nitrosamine-free tobacco. In addition, the sale of the ophthalmic business in December 1998 resulted in a charge to earnings for the discontinued operations of $751,000. This was in addition to a loss on the disposal (sale) of the ophthalmic business of $221,000. The Company also either wrote off or disposed of various pieces of equipment no longer used in the tobacco business, resulting in a charge to earnings of $425,316. The extraordinary gain of $252,000 is a result of various settlements with the Company's creditors, reached prior to the reverse acquisition in February 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company improved its balance sheet during 1998 through various means. While the last quarter of 1998 generated 45% of the year's sales, it also enabled the Company to establish a line of credit under customary industry terms, and allowed the Company to bring virtually all of its vendors current by year's end. The balance sheet also reflects only the assets and liabilities of the tobacco business, since the sale of the ophthalmic business was effected as of December 30, 1998.

         In addition, one of the Company's principal shareholders periodically loaned funds to the Company during 1998, with no interest, totaling $715,000, all of which was repaid by December 31, 1998.

         Throughout 1997, Star maintained, and was dependent upon, a bank revolving line of credit with the level of borrowings being determined by levels of accounts receivable and inventory, with a limit of 1.5 million dollars. The loan was secured by a first security interest on accounts receivable and inventory. Star was in default of certain financial and other covenants under its loan agreement, but not in payments. In early July 1998, the loan and security position were assigned to another bank, the term was extended to January 1, 1999, and the existing defaults were waived. The bank loan is guaranteed by certain major stockholders. The balance of this loan at December 31, 1998 was zero.

         The Company established a line of credit with a bank in December 1998 in the amount of $1 million, secured by accounts receivable, as well as the personal guaranty of two of the Company's major shareholders. As of December 31, 1998, there was no outstanding balance on the newly established line.

         In February and March, 1998, Star sold in a private placement 2.9 million shares of common stock for 1.45 million dollars, most of which was contributed to the capital of Star. In July 1998, Star sold in a private placement the equivalent of five million shares of common stock for 2.5 million dollars, most of which was contributed to the capital of Star. To partially offset the dilutive effect of this latter sale of stock, certain controlling stockholders of Star contributed to Star the equivalent of 3.75 million shares of Star's Common Stock.

         In September 1998, the Company sold the equivalent of one million shares in a private placement at $1.00 per share.

         Star may require additional capital financing in order to continue its activities beyond 1998 with respect to the research, development and commercialization of its proprietary methods to prevent the formation of tobacco-specific nitrosamines in tobacco and Star's products which utilize tobacco which has been processed with such methods. Star will seek additional equity funds for these purposes.

         There can be no assurances that Star will be successful in obtaining additional capital financing, as described above.

YEAR 2000 ISSUES

         The Company has made an assessment of its information technology systems relating to year 2000 issues at Star's Virginia facilities. The assessment resulted in the development of a preliminary plan to prepare Star for year 2000 readiness. The plan includes replacement of certain hardware systems and the upgrading or replacement of software applications. The costs for implementation of Star's plan is in the $50,000-$60,000 range; all such costs have been expensed as incurred. Implementation has been substantially completed and the domestic operations of Star have not been materially disrupted by the implementation process.

         Star has contacted key vendors to obtain assurances that the operations of a key vendor, as they affect Star, will not be interrupted because of year 2000 issues. Star has received assurances from some but not all of the vendors and therefore has not completed this process. Star does not rely upon vendors for products or services that are data-dependent and believes that its customers are not data-dependent with respect to the purchasing and reselling of products such as those sold by Star. Therefore, Star believes that the failure of its vendors to be compliant with Year 2000 issues will not cause a material interruption in Star's business operations. Any such interruption, however, would likely have a material adverse effect upon the operations of Star.

ITEM 7.  FINANCIAL STATEMENTS.

         This information is contained on Pages F-1 through F-18 hereof and is incorporated into Part I of this report by reference.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

         The information required by this item with respect to the change in the Company's principal independent accountants (1) from Price Waterhouse LLP to Olsen, Thielen & Co., Ltd., effective March 5, 1998, has been previously reported in the Company's Current Report on Form 8-K dated March 30, 1998, (2) from Olsen, Thielen & Co., Ltd. to Keiter, Stephens, Hurst, Gary & Shreaves, P.C., effective September 4, 1998, has been previously reported in the Company's Current Report on Form 8-K/A dated September 16, 1998, and (3) from Keiter, Stephens, Hurst, Gary & Shreaves, P.C. to Aidman, Piser & Company, effective January 15, 1999, has been previously reported in the Company's Current Report on Form 8-K dated January 15, 1999.

                                    PART III

         Pursuant to Instruction E.3. to Form 10-KSB, the information in Items 9-12 is incorporated by reference from the Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A on or about April 30, 1999. If such proxy statement is not filed by such date, this Form 10-KSB will be amended to include Items 9-12 on or about April 30, 1999.


 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

 (a)     Exhibits

 NUMBER                                   DESCRIPTION                                          LOCATION
 ------                                   -----------                                          --------

 2(a)            Asset Purchase Agreement dated as of December                  Filed as Exhibit 10.1 to the
                 30, 1998 between Star Scientific, Inc., a                      Company's Current Report
                 Delaware Corporation and Eyetech, LLC, a                       on Form 8-K dated March 2,
                 Minnesota Limited Liability Company, by Robert                 1999.
                 J. Fitzsimmons, an individual residing in
                 St. Paul, Minnesota

 2(b)            Escrow Agreement between Star Scientific, Inc.,                Filed as Exhibit 10.2 to the
                 a Delaware Corporation, Eyetech, LLC, a                        Company's Current Report
                 Minnesota Limited Liability Company                            on Form 8-K dated March 2,
                 and Robert J. Fitzsimmons, an individual residing in           1999.
                 St. Paul, Minnesota, and Jonnie R. Williams and Vincent
                 Ellis as Escrow Agents

 3(i)(a)         Restated Certificate of Incorporation                          Filed as Exhibit No. 3a to the
                                                                                Company's Annual Report on
                                                                                Form 10-KSB for fiscal year
                                                                                ended December 31, 1992

 3(i)(b)         Certificate of Amendment of Restated Certificate               Filed as Exhibit No. 3(i)(b) to
                 of Incorporation dated effective April 2, 1993                 the Company's Annual
                                                                                Report on Form 10-KSB for
                                                                                fiscal year ended
                                                                                December 31, 1996

 3(i)(c)         Certificate of Amendment of Restated Certificate               Filed as Exhibit No. 3(i)(c) to
                 of Incorporation dated effective April 2, 1993                 the Company's Annual
                                                                                Report on Form 10-KSB for
                                                                                fiscal year ended December
                                                                                31, 1996

 3(i)(d)         Certificate of Amendment of Certificate of                     Filed as Exhibit No. 3 to the
                 Incorporation dated December 15, 1998                          Company's Current Report
                                                                                on Form 8-K dated January
                                                                                15, 1999

 3(ii)           Bylaws of the Company as Amended to Date                       Filed as Exhibit No. 3b to the
                                                                                Company's Annual Report on
                                                                                Form 10-FSB for fiscal year
                                                                                ended December 31, 1992

 4(a)            Option to Purchase Shares of Common Stock                      Filed as Exhibit No. 4c to the
                 dated as of December 1, 1993, to Samuel P.                     Company's Annual Report on
                 Sears, Jr.                                                     Form 10-FSB for fiscal year
                                                                                ended December 31, 1994

 4(b)            Certificate of Designations, Preferences and                   Filed as Exhibit No. 4h to the
                 Rights of Class A Convertible Preferred Stock                  Company's Annual Report on
                                                                                Form 8-KSB, dated June 7,
                                                                                1993

 4(c)            Certificate of Designation of Series B                         Filed as Exhibit No. 4c to the
                 Convertible Preferred Stock                                    Company's Annual Report on
                                                                                Form 10-KSB for fiscal year
                                                                                ended December 31, 1996

 4(d)            Option to Purchase Shares of Common Stock                      Filed as Exhibit 4d to the
                 dated as of February 28, 1994, to Robert J.                    Company's Annual Report on
                 Fitzsimmons                                                    Form 10-KSB for fiscal year
                                                                                ended December 31, 1994

 10(a)           Employment Agreement dated November 1,                         Filed as Exhibit No. 10ii to
                 1989, between Robert J. Fitzsimmons and Eye                    the Company's Annual
                 Technology, Inc.                                               Report on Form 10-K for
                                                                                fiscal year ended
                                                                                December 31, 1989

 10(b)           Lease Agreement dated August 1990 for lease of                 Filed as Exhibit No. 10f to
                 offices and manufacturing space in St. Paul,                   the Company's Annual
                 Minnesota                                                      Report on Form 10-K for
                                                                                fiscal year ended
                                                                                December 31, 1990

 10(c)           First Amendment to Lease Agreement for lease                   Filed as Exhibit No. 10i to the
                 of office and manufacturing space in St. Paul,                 Company's Annual Report on
                 Minnesota                                                      Form 10-KSB for fiscal year
                                                                                ended December 31, 1992

 10(d)           License Agreement by and between Eye                           Filed as Exhibit No. 10w to
                 Technology, Inc. and Ioptex Research, Inc.,                    the Company's Annual
                 dated September 28, 1990                                       Report on Form 10-K for
                                                                                fiscal year ended
                                                                                December 31, 1990

 10(e)           Addendum to License Agreement by and                           Filed as Exhibit No. 10n to
                 between Eye Technology, Inc. and Ioptex                        the Company's Annual
                 Research, Inc., dated January 13, 1994                         Report on Form 10-KSB for
                                                                                fiscal year ended
                                                                                December 31, 1993

 10(f)           License Agreement by and between Eye                           Filed as Exhibit No. 10(f) to
                 Technology, Inc. and OII International, Inc.,                  the Company's  Annual
                 dated January 31, 1997                                         Report on Form 10-KSB for
                                                                                fiscal year ended December
                                                                                31, 1997

 10(g)           Equipment Lease Agreement by and between Eye                   Filed as Exhibit No. 10y to
                 Technology, Inc. And Noel G. Bissonette, dated                 the Company's Annual
                 August 31, 1990                                                Report on Form 10-K for
                                                                                fiscal year ended December
                                                                                31, 1990

 10(h)           Joint Venture Agreement by and among Eye                       Filed as Exhibit No. 10y to
                 Technology, Inc., Kera-Metrics, Inc., and the                  the Company's Annual
                 Stockholders of Kera-Metrics, Inc., dated                      Report on Form 10-KSB for
                 November 27, 1992                                              fiscal year ended
                                                                                December 31, 1992

 10(i)           Distribution Agreement by and between Kera-                    Filed as Exhibit No.10z to the
                 Metrics Corporation and Eye Technology, Inc.,                  Company's Annual Report on
                 dated November 27, 1992                                        Form 10-KSB for fiscal year
                                                                                ended December 31, 1992

 10(j)           Promissory Note from Eye Technology, Inc. to                   Filed as Exhibit No. 10dd to
                 Burns & Levinson, dated June 4, 1993                           the Company's Annual
                                                                                Report on Form 10-KSB for
                                                                                fiscal year ended
                                                                                December 31, 1993

 10(k)           Consulting and License Agreement by and                        Filed as Exhibit No. 10ee to
                 between Eye Technology, Inc. and Paul Fyfe,                    the Company's Annual
                 dated October 29, 1993                                         Report on Form 10-FSB for
                                                                                fiscal year ended
                                                                                December 31, 1993

 10(l)           Accounts Receivable Financing Agreement dated                  Filed as Exhibit No. 10z to
                 June 2, 1994 between the Company and Republic                  the Company's Annual
                 Acceptance Corporation                                         Report on Form 10-KSB for
                                                                                fiscal year ended
                                                                                December 31, 1994

 10(m)           Security Agreement dated June 2, 1994, between                 Filed as Exhibit No. 10aa to
                 the Company and Republic Acceptance                            the Company's Annual
                 Corporation                                                    Report on Form 10-KSB for
                                                                                fiscal year ended December
                                                                                31, 1994

 10(n)           Security Agreement dated June 2, 1994, between                 Filed as Exhibit No. 10bb to
                 Eye Technology International, Inc. and Republic                the Company's Annual
                 Acceptance Corporation                                         Report on Form 10-FSB for
                                                                                fiscal year ended December
                                                                                31, 1994

 10(o)           Guaranty of Payment for Existing and/or Future                 Filed as Exhibit No. 10cc to
                 Indebtedness, dated June 2, 1994 between Eye                   the Company's Annual
                 Technology International, Inc. and Republic                    Report on Form 10-KSB for
                 Acceptance Corporation                                         fiscal year ended
                                                                                December 31, 1994

 10(p)           Amendment to Agreement by and between the                      Filed as Exhibit No. 10ee to
                 Company and Microprecision Instrument                          the Company's Annual
                 Company, Inc., dated December 31, 1994                         Report on Form 10-KSB for
                                                                                fiscal year ended
                                                                                December 31, 1994

 10(q)           Amendment to Agreement by and between the                      Filed as Exhibit No. 10ff to
                 Company and Microprecision Instrument                          the Company's Annual
                 Company, Inc., dated March 28, 1995                            Report on Form 10-KSB for
                                                                                fiscal year ended
                                                                                December 31, 1994

 10(r)           Stock Exchange Agreement dated February 6,                     Filed as Exhibit No. 10.1 to
                 1998 between the Company and the stockholders                  the Company's Current
                 of Star Tobacco and Pharmaceuticals, Inc.                      Report on Form 8-K, dated
                                                                                February 19, 1998

 10(s)           License Agreement dated January 5, 1998 by and                 Filed as Exhibit No. 10 to the
                 between Star Tobacco and Pharmaceuticals, Inc.,                Company's Quarterly Report
                 as Licensee and as Licensor, Regent                            on Form 10-QSB for the
                 Technologies, Jonnie R. Williams, and Francis E.               quarterly period ended March
                 O'Donnell, Jr., M.D.                                           31, 1998.

 10(t)           Letter Agreement dated July 6, 1998, between                   Filed as Exhibit No. 10(a) to
                 the Company and MFC Merchant Bank S.A.                         the Company's Quarterly
                                                                                Report on Form 10-QSB for
                                                                                the quarterly period ended
                                                                                September 30, 1998.

 10(u)           Exclusive Supply Agreement dated August 18,                    Filed as Exhibit No. 10(b) to
                 1998, between Star Tobacco and Pharmaceutical,                 the Company's Quarterly
                 Inc. And Amana Company, L.P.                                   Report on Form 10-QSB for
                                                                                the quarterly period ended
                                                                                September 30, 1998.

 10(v)           Purchase and Sale Agreement dated July 10,                     Filed as Exhibit 10 to the
                 1998 by and between Prometheus Pacific Growth                  Company's Current Report
                 Fund LDC, a Cayman Island Limited Duration                     on Form 8-K dated July 15,
                 Company, and Eye Technology, Inc., a Delaware                  1998.
                 Corporation

 10(w)           Amendment No. 1 to License Agreement dated                     Filed as Exhibit 10 to the
                 August 3, 1998 among Regent Court                              Company's Current Report
                 Technologies, Jonnie R. Williams, Francis E.                   on Form 8-K dated
                 O'Donnell, Jr., M.D. and Star Tobacco and                      September 11, 1998.
                 Pharmaceuticals, Inc.

 10(x)           1998 Stock Option Plan                                         Filed herewith.

 16(a)           Response Letter dated April 10, 1998 from Price                Incorporated by reference to
                 Waterhouse LLP                                                 Exhibit 1 to the Company's
                                                                                Current Report on Form 8-K
                                                                                dated April 10, 1998.

 16(b)           Response Letter dated September 15, 1998 from                  Incorporated by reference to
                 Olsen, Thielen & Co., Ltd                                      Exhibit 16 of the Company's
                                                                                Current Report on Form 8-K/A
                                                                                dated September 16, 1998.

 16(c)           Response Letter dated January 20, 1999 from                    Incorporated by reference to
                 Keiter, Stephens, Hurst, Gary & Shreaves                       Exhibit 16 of the Company's
                                                                                Current Report on Form 8-K
                                                                                dated January 15, 1999.

 21              Subsidiaries of the Company                                    Filed herewith.

 23              Consent of Independent Public Accountants                      Filed herewith.

 27              Financial Data Schedule                                        Filed herewith.

 (b)     Reports on Form 8-K

         None

                                   SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          STAR SCIENTIFIC, INC.
                              (Registrant)

                  By:     /s/ Robert J. DeLorenzo
                          -----------------------------------------------------
                          Robert J. DeLorenzo, Chairman of the Board and
                          Chief Executive Officer (Principal Executive Officer)

                  Date:   April 14, 1999


 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  By:     /s/ Robert J. DeLorenzo
                          -----------------------------------------------------
                          Robert J. DeLorenzo, Chairman of the Board and
                          Chief Executive Officer (Principal Executive Officer)

                  Date:   April 14, 1999

                  By:     /s/ James A. McNulty
                          -----------------------------------------------------
                          James A. McNulty, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

                  Date:   April 14, 1999

                  By:     /s/ Malcolm L. Bailey
                          -----------------------------------------------------
                          Malcolm L. Bailey, President and Director

                  Date:   April 14, 1999

                  By:     /s/ Jonnie R. Williams
                          -----------------------------------------------------
                          Jonnie R. Williams, Chief Operating Officer, Executive Vice President and Director

                  Date:   April 14, 1999

                  By:     /s/ Leo S. Tonkin
                          -----------------------------------------------------
                          Leo S. Tonkin, Director

                  Date:   April 14, 1999

                              STAR SCIENTIFIC, INC.
                   Index to Consolidated Financial Statements



        Description                                                                                       Page(s)
        -----------                                                                                       -------

        Independent Auditors' Report                                                                        F-2

        Balance Sheet as of December 31, 1998                                                               F-3

        Statements of Operations
                for the Years Ended December 31, 1998 and 1997                                              F-4

        Statements of Stockholders' Deficit
                for the Years Ended December 31, 1998 and 1997                                              F-5

        Statements of Cash Flows
                for the Years Ended December 31, 1998 and 1997                                              F-6

        Notes to Financial Statements                                                                   F-8 - F-19

                          Independent Auditors' Report



To the Board of Directors and Stockholders of Star Scientific, Inc. and Subsidiaries
Petersburg, Virginia

We have audited the accompanying consolidated balance sheet of Star Scientific, Inc. and Subsidiaries (formerly known as Eye Technology, Inc. and Subsidiaries) as of December 31, 1998 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Star Scientific, Inc. and Subsidiaries for the year ended December 31, 1997 were audited by other auditors whose report dated March 24, 1998, expressed an unqualified opinion on those statements.

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

As discussed in Note 13, the Company elected not to join in the Master Settlement Agreement ("MSA") among forty-six states, several U.S. territories and a number of tobacco manufacturers, as a Subsequent Participating Manufacturer. The ultimate impact of opting out of the "MSA" on the Company's future operations is not presently determinable.

In our opinion, the consolidated 1998 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Scientific, Inc. and Subsidiaries as of December 31, 1998 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                           /s/ Aidman, Piser & Company, P.A.

March 26, 1999
Tampa, Florida

                                       F2

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998



                                     ASSETS

Current assets:
   Cash                                                               $   102,695
   Accounts receivable:
     Trade, net of $95,636 allowance for
       doubtful accounts                                                1,497,457
     Other                                                                 68,271
   Inventories                                                            636,456
   Prepaid expenses and other current
       assets                                                             197,401
                                                                      -----------
     Total current assets                                               2,502,280

Property, plant and equipment, net                                      1,704,569

Intangibles, net of $162,045 accumulated
     amortization                                                         135,928
Notes receivable, net of $27,400
     allowance for uncollectible accounts                                  92,379

                                                                      -----------
                                                                      $ 4,435,156
                                                                      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current maturities of notes payable                                $   379,082
   Accounts payable, trade                                              2,516,658
   Federal excise taxes payable                                           876,875
   Accrued expenses                                                       646,115
                                                                      -----------
       Total current liabilities                                        4,418,730

Notes payable, less current maturities                                    611,584
                                                                      -----------

       Total liabilities                                                5,030,314

Commitments and contingencies

Redeemable preferred stock (Series A,
   convertible, 250 shares issued and
   outstanding, at liquidation value)                                      44,000
                                                                      -----------

Stockholders' deficit:
   Common stock(A)                                                         98,198
   Preferred stock(B)                                                         143
   Additional paid-in capital                                           6,668,392
   Accumulated deficit                                                 (7,326,724)
   Unearned compensation                                                  (79,167)
                                                                      -----------

       Total stockholders' deficit                                       (639,158)
                                                                      -----------

                                                                      $ 4,435,156
                                                                      ===========



(A) ($.01 par value, 100,000,000 shares authorized, 9,819,740 shares issued and outstanding)

(B) (Series B, convertible; 15,000 shares authorized, 14,267 shares issued and outstanding)

                 See notes to consolidated financial statements.
                                       F3

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                     1998              1997
                                                                 ------------      ------------
Net sales                                                        $ 19,445,491      $ 20,763,856
Less:
   Cost of goods sold                                               7,669,428        10,033,330
   Excise taxes on products                                         8,837,868         7,810,720
                                                                 ------------      ------------
   Gross profit                                                     2,938,195         2,919,806
                                                                 ------------      ------------

Operating expenses:
   Marketing and distribution expenses                              1,198,757         1,111,420
   General and administrative expenses                              3,173,991         1,425,299
   Research and development                                         1,377,657         2,134,656
                                                                 ------------      ------------
     Total operating expenses                                       5,750,405         4,671,375
                                                                 ------------      ------------
     Operating loss                                                (2,812,210)       (1,751,569)
                                                                 ------------      ------------

Other expenses:
Interest expense (net of interest income;
     1998, $17,167; 1997, $21,073)                                   (237,946)         (234,928)
   Loss on disposal of assets                                        (425,316)               --
                                                                 ------------      ------------
                                                                     (663,262)         (234,928)
                                                                 ------------      ------------
     Loss from continuing operations                               (3,475,472)       (1,986,497)

Discontinued operations:
   Loss from discontinued operations (no applicable
     income taxes)                                                   (751,080)               --
   Loss on disposal of business segment (no
     applicable income taxes)                                        (221,290)               --
                                                                 ------------      ------------
Loss before extraordinary item                                     (4,447,842)       (1,986,497)

Extraordinary gain from extinguishment of
   debt (no applicable income taxes)                                  251,767                --
                                                                 ------------      ------------
Net loss                                                         $ (4,196,075)     $ (1,986,497)
                                                                 ============      ============

Basic and diluted loss per common share:
   Continuing operations                                         $       (.42)     $       (.58)
   Discontinued operations                                               (.12)               --
   Extraordinary gain                                                     .03                --
                                                                 ------------      ------------
   Net loss                                                      $       (.51)     $       (.58)
                                                                 ============      ============

   Weighted average shares outstanding                              8,327,345         3,435,190
                                                                 ============      ============

   Pro forma presentation applicable to conversion
     from S Corporation to C Corporation:
       Net income before pro forma income tax expense                              $ (1,986,497)
       Pro forma income tax expense                                                          --
         Pro forma net loss                                                        $ (1,986,487)
                                                                                   ------------
   Pro forma basic loss per share                                                  $       (.58)
                                                                                   ============

                 See notes to consolidated financial statements.
                                       F4

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                    Preferred Stock        Common Stock
                                   ------------------  ------------------
                                       Series B                            Additional                                    Unearned
                                   ------------------                       Paid-In    Accumulated        Treasury        Compen-
                                   Shares     Amount     Shares   Amount    Capital      Deficit      Shares    Amount    sation
                                   --------  --------  --------- --------  ----------  -----------  ----------  --------  --------
Balances, January 1, 1997                --  $     --        200 $383,557  $   16,320  $  (988,004)         --  $     --  $     --
Collection of note receivable
Conversion of note payable to
   equity                                                                     923,499
Capital contribution                                                           64,788
Net loss for the year                                                                   (1,986,497)
Distributions                                                                             (156,148)
                                   --------  --------  --------- --------  ----------  -----------  ----------  --------  --------
Balances, December 31, 1997              --        --        200  383,577   1,004,607   (3,130,649)         --        --        --

Conversion of debt to equity                           1,402,550   14,026     483,623
Reverse merger and reorganization                      3,434,900 (349,205)   (117,577)
Stock issued pursuant to merger      13,831       138                            (138)
Mandatory redeemable preferred
   stock converted to common                             232,000    2,320     229,680
Increase of Series A Preferred
   Stock to Redemption value                                                  (19,000)
Exchange of common stock for
   preferred                            305         3         --                   (3)              (1,000,000)       --
Shares gifted to company and
   retired                           (1,144)      (11)                             11
Issuance of common stock pursuant
   to private placements                763         8  4,400,000   44,000   3,905,992                1,000,000        --
Issuance of preferred stock
   pursuant to private placements       304         3                         999,997
Stock issuance costs                                                         (220,000)
Stock issued for current and
   future services                      208         2    300,000    3,000     243,098                                      (79,167)
Warrants issued for services             --        --                  --      51,660
Conversion of debt to equity             --        --     50,000      500     106,442
Net loss for the year                                                                   (4,196,075)
                                   --------  --------  --------- --------  ----------  -----------  ----------  --------  --------
Balances, December 31, 1998          14,267  $    143  9,819,740 $ 98,198  $6,668,392  $(7,326,724)         --        --   (79,167)
                                   ========  ========  ========= ========  ==========  ===========  ==========  ========  ========
                                       Notes
                                     Receivable
                                    Stockholders         Total
                                   --------------     -----------
Balances, January 1, 1997          $     (250,000)    $  (838,127)
Collection of note receivable             250,000         250,000
Conversion of note payable to
   equity                                                 923,499
Capital contribution                                       64,788
Net loss for the year                                  (1,986,497)
Distributions                                             156,148)
                                   --------------     -----------
Balances, December 31, 1997                    --      (1,742,485)

Conversion of debt to equity                              497,649
Reverse merger and reorganization                        (466,782)
Stock issued pursuant to merger                                --
Mandatory redeemable preferred
   stock converted to common                              232,000
Increase of Series A Preferred
   Stock to Redemption value                              (19,000)
Exchange of common stock for
   preferred                                                   --
Shares gifted to company and
   retired                                                     --
Issuance of common stock pursuant
   to private placements                                3,950,000
Issuance of preferred stock
   pursuant to private placements                       1,000,000
Stock issuance costs                                     (220,000)
Stock issued for current and
   future services                                        166,933
Warrants issued for services                               51,660
Conversion of debt to equity                              106,942
Net loss for the year                                  (4,196,075)
                                   --------------     -----------
Balances, December 31, 1998                    --     $  (639,158)
                                   ==============     ===========

                 See notes to consolidated financial statements.

                                       F5

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                           1998              1997
                                                        -----------      -----------
Operating activities:
   Net loss                                             $(4,196,075)     $(1,986,497)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation                                           359,135          355,292
     Amortization of intangibles and other
       non-cash charges                                     610,077           68,385
     Increase in allowance for doubtful accounts             27,400               --
     Loss on fixed asset disposal                           425,316               --
     Compensation and consulting fee expense
       resulting from issuance of common stock and
       warrants                                             325,535               --
     Extraordinary gain on extinguishment of debt          (251,766)
     Increase (decrease) in cash resulting from
          changes in:
       Accounts receivable, trade                          (722,289)         540,248
       Accounts receivable, other                           (68,271)              --
       Inventories                                          (31,064)       1,011,439
       Prepaid expenses                                    (164,137)          24,324
       Accounts payable                                     (57,582)         458,300
       Federal excise taxes payable                         517,092         (178,086)
       Accrued expenses                                     561,007          (52,093)
                                                        -----------      -----------

Net cash provided by (used in) operating activities      (2,665,622)         241,312
                                                        -----------      -----------

Investing activities
   Collections of notes receivable                            1,915           19,045
   Purchases of property and equipment                     (454,888)          (3,530)
   Proceeds from disposal of property and equipment         175,000               --
   Purchases of intangible assets                           (48,815)              --
                                                        -----------      -----------

Net cash provided by (used in) investing
   activities                                              (326,788)          15,515
                                                        -----------      -----------




                                    Continued
                                       F6

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                       STATEMENT OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                               1998              1997
                                                            -----------      -----------
Financing activities:
   Payments on line of credit, net                           (1,095,801)        (266,334)
   Proceeds from notes payable                                       --          300,000
   Payments on notes payable                                   (550,023)        (198,788)
   Proceeds from sale of stock                                4,950,000           64,788
   Stockholder distributions                                         --         (156,148)
   Stock offering costs paid                                   (220,000)              --
                                                            -----------      -----------

Net cash provided (used in) by financing
   activities                                                 3,084,176         (256,482)
                                                            -----------      -----------

Increase in cash                                                 91,766              345

Cash, beginning of year                                          10,929           10,584
                                                            -----------      -----------

Cash, end of year                                           $   102,695      $    10,929
                                                            ===========      ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest                                               $   254,713      $   230,370
                                                            ===========      ===========

Supplemental schedule of noncash investing and
   financing activities:
     Repayment of related party note payable with
     related party note receivable                          $        --      $   759,489
                                                            ===========      ===========

     Conversion of related party note payable to equity     $        --      $   923,499
                                                            ===========      ===========

     Conversion of redeemable preferred stock to equity     $   232,000      $        --
                                                            ===========      ===========

     Notes payable reduced by proceeds from
       equipment sale                                       $   255,000      $        --
                                                            ===========      ===========

     Acquisition (reverse merger):
       Fair value of assets acquired                        $ 1,237,238      $        --
       Liabilities assumed                                   (2,001,688)              --
                                                            -----------      -----------
         Excess assigned to goodwill                        $   764,450      $        --
                                                            ===========      ===========



                 See notes to consolidated financial statements.
                                       F7

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Organization and basis of presentation:

         Star Scientific, Inc. and Subsidiaries was formerly known as Eye Technology, Inc. and Subsidiaries (the "Company"). During December 1998, the Company changed its name to Star Scientific, Inc.

         On February 6, 1998, the Company and its subsidiaries, entered into a stock exchange agreement with the stockholders of Star Tobacco and Pharmaceuticals, Inc. ("Star"), a privately owned corporation. Under the agreement, Star stockholders exchanged all of their common stock for 13,831 shares of Series B Preferred Stock, par value $.01 per share. When converted, this stock would equal 45,365,680 shares of common stock, or approximately 90% of the outstanding common stock of the Company and its subsidiaries as of the conversion date.

         Accounting Principles Board Opinion No. 16 states that presumptive evidence of the acquiring corporation in combinations effected by an exchange of stock is obtained by identifying the former common stockholder interest of a combining company which either retains or receives the larger portion of the voting rights in the combined corporation. That corporation should be treated as the acquirer unless other evidence clearly indicates that another corporation is the acquirer. As the former stockholders of Star hold the larger portion of the voting rights of the combined corporation, the transaction has been recorded as a reverse acquisition with Star as the accounting acquirer. In a reverse acquisition, the accounting acquirer is treated as the surviving entity, even though the registrant's legal existence does not change. The accounting acquirer treats the merger as a purchase acquisition. As a result, the merger has been recorded using the historical cost basis for the assets and liabilities of Star, as adjusted, and the estimated fair value of the Company's and its subsidiaries assets and liabilities. The excess of the Company's and its subsidiaries' liabilities assumed over assets acquired amounted to $764,450 and was assigned to goodwill which was being amortized over five years on a straight line basis (see Note 2 for disposal of this business segment).

         The accompanying consolidated financial statements include the accounts of Star, and the Company and its Subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations of the Company are included in the accompanying consolidated financial statements from the date of acquisition.




                                       F8

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         The following summarized pro forma information assumes the acquisition had occurred as of January 1, 1997.

                                                                                  1998                  1997
                                                                           ------------------    ------------------
         Net sales                                                          $     20,134,099      $     22,097,287
         Operating loss                                                     $     (3,299,669)     $     (2,252,324)
         Net loss                                                           $     (4,209,784)     $     (2,316,688)
         Loss per share:
               Basic and diluted                                            $           (.51)     $           (.67)

         Nature of business:

         Star has been engaged since 1991 in the manufacture and sale of tobacco products. Since 1994, Star has also engaged in extensive research and development activities relating to the production of less harmful tobacco products and to the development of tobacco products and smoking cessation products which contain less harmful tobacco. Through the year ended December 31, 1997, the Company had not yet marketed or received any revenues from products developed from its research and development activities.

         In January, 1998, Star introduced to the consumer market a chewing gum containing an FDA-approved tobacco flavoring.

         During 1997, Star had sales to one customer which represented approximately 19% of net sales. There were no sales to this customer in 1998.

         Advertising Costs:

         Advertising costs are expensed as incurred and are included in marketing and distribution expenses. For the years ended December 31, 1998 and 1997, advertising costs were $38,000 and $60,000, respectively.

         Use of estimates:

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.




                                       F9

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         Fair value of financial instruments:

         Financial instruments consist of cash, short-term trade receivables and payables for which the current carrying amounts approximate fair value. Additionally, the borrowing rates currently available to the Company approximate the rates for debt agreements with similar terms and average maturities.

         Inventories:

         Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

         Property, plant and equipment:

         Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of three to seven years for office equipment and machinery and equipment and thirty-nine years for buildings and improvements.

         Intangibles:

         Intangibles consist primarily of trademarks and packaging design costs. Intangibles are amortized by the straight-line method over a period of 15 years for trademarks and 5 years for packaging design costs.

         Income taxes:

         Star has been an S Corporation since August 1, 1991 for federal income tax purposes. Accordingly, the taxable income or loss of Star has been "passed-through" to its stockholders, and they have been subject to the tax on any income earned by the Company.

         As more fully described in Note 1, Star had a change in ownership and merged with the Company, which caused the income tax status of Star to change. Management believes that Star was no longer eligible for S corporation status effective February 6, 1998. As a C corporation, Star will be responsible for income taxes payable resulting from earnings subsequent to February 6, 1998. Additionally, under the provisions of Financial Accounting Standards Board ("FASB") Statement No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are computed based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.




                                      F10

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         Credit risk:

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts and notes receivables.

         The Company maintains its cash balances in three financial institutions, including approximately $64,000 in one foreign bank. Each of the balances in the two domestic banks are insured by the Federal Deposit Insurance Corporation up to $100,000.

         Trade accounts receivable result from sales of tobacco products to its various customers throughout the United States. Credit is extended to customers after an evaluation for credit worthiness; however, the Company does not require collateral or other security from customers.

         Notes receivable are unsecured, but management believes they are collectible in the ordinary course of business.

         Employee stock-based compensation:

         The Company accounts for compensation costs associated with stock options and warrants issued to employees under the provisions of Accounting Principle Board Opinion No. 25 ("APB 25") whereby compensation is recognized to the extent the market price of the underlying stock exceeds the exercise price of the option at the date of grant. The Company has adopted the disclosure provisions of Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation ("FAS 123"), which requires disclosure of compensation expense that would have been recognized if the fair-value based method of determining compensation had been used for all arrangements under which employees receive shares of stock or equity instruments (warrants and options).

         Research and development costs:

         Research and development costs are charged to expense when incurred.



                                      F11

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         Net loss per common share:

         In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.

         Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and potential common shares outstanding during the period. Potential common shares are excluded from the computation if their effect is antidilutive.

         Basic loss per common share was computed using the weighted-average number of common shares outstanding. Potential common shares outstanding were excluded as their effect was antidilutive.

2.       DISCONTINUED OPERATIONS:

         On December 30, 1998, the Company completed the sale of its opthalmic and intraocular business. As a result thereof, the Company has recorded an after tax loss on the disposal of $221,290. Results of operations of the discontinued business segment have been classified as discontinued operations from the date of the Eye Tech acquisition in February 1998 through December 31, 1998.

         Net sales and loss from discontinued operations are as follows:

         Net sales                                            $     629,715
                                                              -------------
         Operating losses                                     $     751,080
                                                              -------------
         Income taxes                                                    -
                                                              -------------
         Loss from discontinued operations                    $     751,080
                                                              -------------
         Loss on disposal                                     $     221,090
                                                              -------------






                                      F12

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


3.       INVENTORIES:

         Inventories consist of the following:

         Raw materials                                    $    329,238
         Packaging materials                                   262,467
         Finished goods                                         44,751
                                                          ------------

                                                          $    636,456
                                                          ============

4.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consists of the following:

         Land                                             $    172,572
         Buildings and improvements                            269,484
         Machinery and equipment                             1,973,926
         Sales equipment                                       403,302
         Office equipment                                      116,074
                                                          ------------
                                                             2,935,358
         Less accumulated depreciation                       1,230,789
                                                          ------------
                                                          $  1,704,569
                                                          ============

5.       NOTES RECEIVABLE:

         Notes receivable consists of the following:

         Note receivable from an unrelated entity.
         Interest at 9.25%, due upon demand.              $     54,807

         Note receivable from an unrelated entity.
         Interest at 8.00%, due in monthly
         installments of $600 through November, 2001.           64,972
                                                          ------------
                                                               119,779
         Less allowance for doubtful accounts                   27,400
                                                          ------------

                                                          $     92,379
                                                          ============

6.       LINE OF CREDIT:

         The Company has a revolving line of credit agreement with a bank that provides up to $1,000,000 for working capital requirements with interest charged monthly on outstanding amounts at 9.875%. Amounts borrowed are collateralized by the accounts receivable. At December 31, 1998, there were no borrowings under the line of credit agreement.



                                      F13

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


7.       NOTES PAYABLE:

         Notes payable consists of the following:

         Note payable, bank due in monthly
         installments of $3,111, including interest
         at prime plus 1%, to 2001; secured by real
         property and guaranteed by certain
         stockholders.                                                 275,393

         Term note payable, finance company, due in
         monthly installments of $21,047, including
         interest at 10.15% through September 2001;
         secured by manufacturing equipment.                           362,247

         Term note payable, finance company, due in
         monthly installments of $7,262, including
         interest at 9.31% through October 2001;
         secured by manufacturing equipment.                           216,292

         Term note payable, finance company, due in
         monthly installments of $1,206, including
         interest at 8.95% through January 2002;
         secured by manufacturing equipment.                            40,622

         Term note payable due in 1999. Interest at
         9.5% is payable monthly.                                       85,000

         Other                                                          11,112
                                                                     ---------
                                                                       990,666
         Less current maturities                                       379,082
                                                                     ---------

                                                                     $ 611,584
                                                                     =========

         The annual maturities of notes payable are as follows:

                  Year ending December 31
                  -----------------------
                           1999                             $  379,082
                           2000                                274,939
                           2001                                333,373
                           2002                                  3,272
                                                            ----------
                                                            $  990,666
                                                            ==========




                                      F14

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


8.       STOCKHOLDERS' EQUITY:

         Increase in authorized common stock:

         During the year ended December 31, 1998, the Company increased its authorized shares of common stock from 10,000,000 shares to 100,000,000 shares.

         Preferred stock:

         Series A:
         The Company has authorized 4,000 shares of $.01 par value Class A Convertible Redeemable preferred stock. Each share of the Preferred Stock is convertible into 100 shares of common stock of the Company at the option of the holder and has voting rights equal to the number of common shares issuable if converted. The Preferred Stock has the right to share in dividends declared on the Company's common stock and has certain liquidation preferences.

         The Preferred Stock must be redeemed by the Company on June 30, 2000 at $100 per share. Redemption of the Preferred Stock may be accelerated, at the option of the holder or the Company, upon the Company's receipt of cumulative proceeds from the sale of shares of qualifying capital stock, as defined, of not less than $500,000. In the event of acceleration, the Preferred Stock would be redeemable at a price of $176 per share at December 31, 1998, and increasing at a rate of 8% each July 1 thereafter. The carrying value of the Preferred Stock reflects the additional acceleration premium as the Company has raised funds in excess of the defined amounts.

         Series B:
         During the year ended December 31, 1998, the Company authorized 15,000 shares of $.01 par value Series B Preferred Stock. The stock bears discretionary dividends at $150 per share annually. The stock is redeemable at the Company's option at $3,000 per share, plus unpaid accrued dividends, on or after December 31, 2022. The stock is convertible into common stock at the holders' option prior to December 31, 2002 at 3,280 shares of common for each share of Series B Preferred. Holders of Series B Preferred Stock are entitled to 500 votes for each share held.




                                      F15

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


8.       STOCKHOLDERS' EQUITY, CONTINUED:

         Common stock warrants:

         Common stock warrants issued, redeemed and outstanding during the year ended December 31, 1998 are as follows:

           Issued in connection with private placement
           of stock, exercise price of $2 per share,
           expiring September 2000 (remaining
           contractual life 1.75 years).                            1,000,000
                                                                   ----------
           Warrants issued and outstanding at
           December 31, 1998                                        1,000,000
                                                                   ==========

         No warrants were exercised or forfeited during 1998.

         Stock option plan:

         The Company has adopted a stock option and rights plan (the "Plan") covering 4,000,000 shares of the Company's common stock, pursuant to which employees of the Company are eligible to receive qualified incentive as well as non-qualified stock options. Options granted under the Plan are exercisable up to 10 years from the date of grant at an exercise price not less than the fair market value of the common stock on the date of the grant. The Company may also issue stock options to non-employees outside of the plan.

         Stock options issued in 1998 and outstanding at December 31, 1998 are as follows:

                                                            Exercise
                                                              Price            Expiration              Number
                                                            --------           ----------            ---------
         Issued to officers and directors
           for past and future services                     $   2.00           Dec. 2008               800,000
         Issued to a director for past
           services                                         $   1.00           Dec. 2008               200,000
         Issued to employees for past
           services                                         $   2.00           Dec. 2008                15,000
                                                                                                     ---------
                                                                                                     1,015,000
                                                                                                     =========


                                      F16

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


8.       STOCKHOLDERS' EQUITY, CONTINUED:

         The number and weighted average exercise price of options are as follows:

                                                                 1998
                                                      ------------------------
                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                                     Price Per
                                                         Number         Share
                                                      -----------    ---------
         Outstanding at beginning of year                       0    $      -

         Granted during year                            1,015,000    $    1.80
                                                      -----------    ---------

         Outstanding at end of year                     1,015,000    $    1,80
                                                      ===========    =========

         The weighted average remaining contractual life of options outstanding at December 31, 1998 was approximately ten years. No options were exercised, forfeited or expired during 1998 or 1997.

         As discussed in Note 1, the Company has adopted the disclosure provisions only of FAS 123. The fair value of 415,000 options issued to employees in 1998 aggregated approximately $36,000 as determined using the "Black Scholes" option-pricing model. Compensation cost of approximately $36,000 would have been recognized in 1998 had the Company adopted the accounting provisions of FAS 123 for options issued to employees.

         The "Black Scholes" option-pricing model assumptions are as follows:

         Underlying stock price at grant date                         $2.00
         Exercise price                                            $1.00-2.00
         Dividend yield                                                0%
         Risk-free interest rate                                       6%
         Volatility                                                    10%




                                      F17

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


9.       INCOME TAXES:

         At December 31, 1998 the Company had a net operating loss carryforward of approximately $4,000,000 in 2013. No provision for income taxes has been reflected in the accompanying consolidated statements of operations since a valuation allowance has been established for the net deferred tax benefit of $1,400,000 because it is not possible to determine the recoverability of such tax benefits.

         The provision for income taxes varies from that which would be expected based upon applying the statutory federal rate to pre-tax accounting loss as follows:

                                                                  1998           1997
                                                               ---------      ----------
         Statutory federal rate                                      (35)%           (35)%

         Increase in deferred tax asset valuation
           allowance                                                  35%             35%
                                                               ---------      ----------

         Effective rate                                                0%              0%
                                                               =========      ==========



                                      F18

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


10.      RELATED PARTY TRANSACTIONS:

         The Company has entered into certain transactions with companies and trusts that are owned by members of management and stockholders. The following is a summary of related party transactions for the years ended December 31, 1998 and 1997.

                                                     1998            1997
                                                 ------------    ------------
           Interest expense                      $     15,000    $    28,975
           Management fee expense                          -         565,000
           Aircraft expenses                          185,544        238,750

         Effective January 1, 1998, Star has entered into a license agreement with a partnership owned by certain principal stockholders wherein Star has the exclusive world-wide rights to produce and sell tobacco products with TSNA (tobacco specific nitrosomines) - free tobacco. In connection with this agreement, Star is obligated to pay royalties equal to 2% of all product sales (less certain costs) and 6% of any royalty income earned from sublicensing (less certain costs). There were no sales of this product in 1998 and, as such, no royalties are due.

11.      EMPLOYEE BENEFIT PLAN:

         In 1995, the Company became the sponsor of a defined contribution retirement plan under Section 401(K) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 15% of their compensation. The Company may make an annual discretionary contribution. The Company made no contribution for 1998 or 1997.




                                      F19

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


12.      LEASES:

         The following represents the future minimum rental payments required under operating leases (primarily for vehicles) that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998.

                   Year ending December 31,                  Amount
                   ------------------------              ------------
                          1999                           $    104,013
                          2000                                  6,808
                                                         ------------
                                                         $    110,821
                                                         ============

         Lease expense for all leases, including leases with terms of less than one year, amounted to approximately $107,000 and $170,000 for the years ended December 31, 1998 and 1997, respectively.

13.      CONTINGENT LIABILITIES:

         Master settlement agreement:

         In February 1999, the Company's Board of Directors voted unanimously not to join the Master Tobacco Settlement Agreement ("MSA") among forty-six states, several U.S. territories and a number of tobacco manufacturers, as a Subsequent Participating Manufacturer. The MSA and the proposed model statutes that each participating state is obligated to enact as part of the MSA, do not contain any provisions that reward or encourage companies like Star that have sought to develop and promote safer tobacco products. To rectify this inequality, the Company proposed an amendment to the MSA that would have recognized its commitment to research and development over the past several years and would have allowed it to continue to promote those efforts under the grandfather provisions in the MSA that apply to Subsequent Participating Manufacturers. The Company was subsequently advised that its proposal was rejected.

         After careful consideration, the Board of Directors determined that it was not in Star's long term interest to join in the MSA without an acceptable amendment. As a Non-Participating Manufacturer, Star, absent a successful legal challenge, some subsequent agreement to modify the MSA or individual state amendments to the proposed model statutes, could be required to establish escrow funds under model statutes to be enacted by each participating state that would be available to pay for tobacco-related judgments or settlements, if claims are asserted by participating states against Star. These escrow payments could be substantial. To date, Star has not been named as a party in any tobacco related litigation. Star is continuing to assess the impact that opting out of the MSA, and potentially having to fund state-specific escrow accounts, will have on its future business operations.



                                      F20

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



14.      RISKS AND UNCERTAINTIES:

         The Company has incurred losses from operations and has a net working capital and equity deficit. These factors are due in part to the Company's significant investment in research and development activities as well as legal and consulting fees resulting from matters related to the Master Settlement Agreement discussed in Note 13. The major stockholders of the Company have agreed to financially support the operations of the entity and have the ability to do so.



                                      F21

                  CONSENT OF INDEPENDENT CERTIFIED ACCOUNTANTS




Star Scientific, Inc. and Subsidiaries
Petersburg, Virginia


As independent certified public accountants for Star Scientific, Inc. and Subsidiaries, we hereby consent to the use in this Form 10-KSB Annual Report for Star Scientific, Inc. and Subsidiaries of our report included herein, which has a date of March 26, 1999 relating to the consolidated balance sheet of Star Scientific, Inc. and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, cash flows, and stockholders' equity for the year then ended.


                                          /s/ Aidman, Piser & Company, P.A.


Tampa, Florida
April 15, 1999




                                      F22

                                INDEX TO EXHIBITS



 NUMBER                                   DESCRIPTION                                          LOCATION
 ------                                   -----------                                          --------

 2(a)            Asset Purchase Agreement dated as of December                  Filed as Exhibit 10.1 to the
                 30, 1998 between Star Scientific, Inc., a                      Company's Current Report
                 Delaware Corporation and Eyetech, LLC, a                       on Form 8-K dated March 2,
                 Minnesota Limited Liability Company, by Robert                 1999.
                 J. Fitzsimmons, an individual residing in
                 St. Paul, Minnesota

 2(b)            Escrow Agreement between Star Scientific, Inc.,                Filed as Exhibit 10.2 to the
                 a Delaware Corporation, Eyetech, LLC, a                        Company's Current Report
                 Minnesota Limited Liability Company                            on Form 8-K dated March 2,
                 and Robert J. Fitzsimmons, an individual residing in           1999.
                 St. Paul, Minnesota, and Jonnie R. Williams and Vincent
                 Ellis as Escrow Agents

 3(i)(a)         Restated Certificate of Incorporation                          Filed as Exhibit No. 3a to the
                                                                                Company's Annual Report on
                                                                                Form 10-KSB for fiscal year
                                                                                ended December 31, 1992

 3(i)(b)         Certificate of Amendment of Restated Certificate               Filed as Exhibit No. 3(i)(b) to
                 of Incorporation dated effective April 2, 1993                 the Company's Annual
                                                                                Report on Form 10-KSB for
                                                                                fiscal year ended
                                                                                December 31, 1996

 3(i)(c)         Certificate of Amendment of Restated Certificate               Filed as Exhibit No. 3(i)(c) to
                 of Incorporation dated effective April 2, 1993                 the Company's Annual
                                                                                Report on Form 10-KSB for
                                                                                fiscal year ended December
                                                                                31, 1996

 3(i)(d)         Certificate of Amendment of Certificate of                     Filed as Exhibit No. 3 to the
                 Incorporation dated December 15, 1998                          Company's Current Report
                                                                                on Form 8-K dated January
                                                                                15, 1999

 3(ii)           Bylaws of the Company as Amended to Date                       Filed as Exhibit No. 3b to the
                                                                                Company's Annual Report on
                                                                                Form 10-FSB for fiscal year
                                                                                ended December 31, 1992

 4(a)            Option to Purchase Shares of Common Stock                      Filed as Exhibit No. 4c to the
                 dated as of December 1, 1993, to Samuel P.                     Company's Annual Report on
                 Sears, Jr.                                                     Form 10-FSB for fiscal year
                                                                                ended December 31, 1994



 4(b)            Certificate of Designations, Preferences and                   Filed as Exhibit No. 4h to the
                 Rights of Class A Convertible Preferred Stock                  Company's Annual Report on
                                                                                Form 8-KSB, dated June 7,
                                                                                1993

 4(c)            Certificate of Designation of Series B                         Filed as Exhibit No. 4c to the
                 Convertible Preferred Stock                                    Company's Annual Report on
                                                                                Form 10-KSB for fiscal year
                                                                                ended December 31, 1996

 4(d)            Option to Purchase Shares of Common Stock                      Filed as Exhibit 4d to the
                 dated as of February 28, 1994, to Robert J.                    Company's Annual Report on
                 Fitzsimmons                                                    Form 10-KSB for fiscal year
                                                                                ended December 31, 1994

 10(a)           Employment Agreement dated November 1,                         Filed as Exhibit No. 10ii to
                 1989, between Robert J. Fitzsimmons and Eye                    the Company's Annual
                 Technology, Inc.                                               Report on Form 10-K for
                                                                                fiscal year ended
                                                                                December 31, 1989

 10(b)           Lease Agreement dated August 1990 for lease of                 Filed as Exhibit No. 10f to
                 offices and manufacturing space in St. Paul,                   the Company's Annual
                 Minnesota                                                      Report on Form 10-K for
                                                                                fiscal year ended
                                                                                December 31, 1990

 10(c)           First Amendment to Lease Agreement for lease                   Filed as Exhibit No. 10i to the
                 of office and manufacturing space in St. Paul,                 Company's Annual Report on
                 Minnesota                                                      Form 10-KSB for fiscal year
                                                                                ended December 31, 1992

 10(d)           License Agreement by and between Eye                           Filed as Exhibit No. 10w to
                 Technology, Inc. and Ioptex Research, Inc.,                    the Company's Annual
                 dated September 28, 1990                                       Report on Form 10-K for
                                                                                fiscal year ended
                                                                                December 31, 1990

 10(e)           Addendum to License Agreement by and                           Filed as Exhibit No. 10n to
                 between Eye Technology, Inc. and Ioptex                        the Company's Annual
                 Research, Inc., dated January 13, 1994                         Report on Form 10-KSB for
                                                                                fiscal year ended
                                                                                December 31, 1993

 10(f)           License Agreement by and between Eye                           Filed as Exhibit No. 10(f) to
                 Technology, Inc. and OII International, Inc.,                  the Company's  Annual
                 dated January 31, 1997                                         Report on Form 10-KSB for
                                                                                fiscal year ended December
                                                                                31, 1997

 10(g)           Equipment Lease Agreement by and between Eye                   Filed as Exhibit No. 10y to
                 Technology, Inc. And Noel G. Bissonette, dated                 the Company's Annual
                 August 31, 1990                                                Report on Form 10-K for
                                                                                fiscal year ended December
                                                                                31, 1990

 10(h)           Joint Venture Agreement by and among Eye                       Filed as Exhibit No. 10y to
                 Technology, Inc., Kera-Metrics, Inc., and the                  the Company's Annual
                 Stockholders of Kera-Metrics, Inc., dated                      Report on Form 10-KSB for
                 November 27, 1992                                              fiscal year ended
                                                                                December 31, 1992

 10(i)           Distribution Agreement by and between Kera-                    Filed as Exhibit No.10z to the
                 Metrics Corporation and Eye Technology, Inc.,                  Company's Annual Report on
                 dated November 27, 1992                                        Form 10-KSB for fiscal year
                                                                                ended December 31, 1992

 10(j)           Promissory Note from Eye Technology, Inc. to                   Filed as Exhibit No. 10dd to
                 Burns & Levinson, dated June 4, 1993                           the Company's Annual
                                                                                Report on Form 10-KSB for
                                                                                fiscal year ended
                                                                                December 31, 1993

 10(k)           Consulting and License Agreement by and                        Filed as Exhibit No. 10ee to
                 between Eye Technology, Inc. and Paul Fyfe,                    the Company's Annual
                 dated October 29, 1993                                         Report on Form 10-FSB for
                                                                                fiscal year ended
                                                                                December 31, 1993

 10(l)           Accounts Receivable Financing Agreement dated                  Filed as Exhibit No. 10z to
                 June 2, 1994 between the Company and Republic                  the Company's Annual
                 Acceptance Corporation                                         Report on Form 10-KSB for
                                                                                fiscal year ended
                                                                                December 31, 1994

 10(m)           Security Agreement dated June 2, 1994, between                 Filed as Exhibit No. 10aa to
                 the Company and Republic Acceptance                            the Company's Annual
                 Corporation                                                    Report on Form 10-KSB for
                                                                                fiscal year ended December
                                                                                31, 1994

 10(n)           Security Agreement dated June 2, 1994, between                 Filed as Exhibit No. 10bb to
                 Eye Technology International, Inc. and Republic                the Company's Annual
                 Acceptance Corporation                                         Report on Form 10-FSB for
                                                                                fiscal year ended December
                                                                                31, 1994

 10(o)           Guaranty of Payment for Existing and/or Future                 Filed as Exhibit No. 10cc to
                 Indebtedness, dated June 2, 1994 between Eye                   the Company's Annual
                 Technology International, Inc. and Republic                    Report on Form 10-KSB for
                 Acceptance Corporation                                         fiscal year ended
                                                                                December 31, 1994

 10(p)           Amendment to Agreement by and between the                      Filed as Exhibit No. 10ee to
                 Company and Microprecision Instrument                          the Company's Annual
                 Company, Inc., dated December 31, 1994                         Report on Form 10-KSB for
                                                                                fiscal year ended
                                                                                December 31, 1994

 10(q)           Amendment to Agreement by and between the                      Filed as Exhibit No. 10ff to
                 Company and Microprecision Instrument                          the Company's Annual
                 Company, Inc., dated March 28, 1995                            Report on Form 10-KSB for
                                                                                fiscal year ended
                                                                                December 31, 1994

 10(r)           Stock Exchange Agreement dated February 6,                     Filed as Exhibit No. 10.1 to
                 1998 between the Company and the stockholders                  the Company's Current
                 of Star Tobacco and Pharmaceuticals, Inc.                      Report on Form 8-K, dated
                                                                                February 19, 1998

 10(s)           License Agreement dated January 5, 1998 by and                 Filed as Exhibit No. 10 to the
                 between Star Tobacco and Pharmaceuticals, Inc.,                Company's Quarterly Report
                 as Licensee and as Licensor, Regent                            on Form 10-QSB for the
                 Technologies, Jonnie R. Williams, and Francis E.               quarterly period ended March
                 O'Donnell, Jr., M.D.                                           31, 1998.

 10(t)           Letter Agreement dated July 6, 1998, between                   Filed as Exhibit No. 10(a) to
                 the Company and MFC Merchant Bank S.A.                         the Company's Quarterly
                                                                                Report on Form 10-QSB for
                                                                                the quarterly period ended
                                                                                September 30, 1998.

 10(u)           Exclusive Supply Agreement dated August 18,                    Filed as Exhibit No. 10(b) to
                 1998, between Star Tobacco and Pharmaceutical,                 the Company's Quarterly
                 Inc. And Amana Company, L.P.                                   Report on Form 10-QSB for
                                                                                the quarterly period ended
                                                                                September 30, 1998.

 10(v)           Purchase and Sale Agreement dated July 10,                     Filed as Exhibit 10 to the
                 1998 by and between Prometheus Pacific Growth                  Company's Current Report
                 Fund LDC, a Cayman Island Limited Duration                     on Form 8-K dated July 15,
                 Company, and Eye Technology, Inc., a Delaware                  1998.
                 Corporation

 10(w)           Amendment No. 1 to License Agreement dated                     Filed as Exhibit 10 to the
                 August 3, 1998 among Regent Court                              Company's Current Report
                 Technologies, Jonnie R. Williams, Francis E.                   on Form 8-K dated
                 O'Donnell, Jr., M.D. and Star Tobacco and                      September 11, 1998.
                 Pharmaceuticals, Inc.

 10(x)           1998 Stock Option Plan                                         Filed herewith.

 16(a)           Response Letter dated April 10, 1998 from Price                Incorporated by reference to
                 Waterhouse LLP                                                 Exhibit 1 to the Company's
                                                                                Current Report on Form 8-K
                                                                                dated April 10, 1998.

 16(b)           Response Letter dated September 15, 1998 from                  Incorporated by reference to
                 Olsen, Thielen & Co., Ltd                                      Exhibit 16 of the Company's
                                                                                Current Report on Form 8-K/A
                                                                                dated September 16, 1998.

 16(c)           Response Letter dated January 20, 1999 from                    Incorporated by reference to
                 Keiter, Stephens, Hurst, Gary & Shreaves                       Exhibit 16 of the Company's
                                                                                Current Report on Form 8-K
                                                                                dated January 15, 1999.

 21              Subsidiaries of the Company                                    Filed herewith.

 23              Consent of Independent Public Accountants                      Filed herewith.

 27              Financial Data Schedule                                        Filed herewith.