Form 10KSB/A
period 1998-12-31
STAR SCIENTIFIC INC
filed 1999-05-03
CIK 776008

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

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
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for its most recent fiscal year:  $19,445,000.

Aggregate market value of the Common Stock (on an as converted basis) held by non-affiliates (approximately 10,892,840 shares) computed by reference to the average bid and asked price of the Common Stock as of April 16, 1999 was $20,369,610.

Number of shares outstanding of each class of common equity as of April 16, 1999: 52,291,982 shares of Common Stock; 250 shares of Class A Convertible Preferred Stock; 1,204 shares of Series B Convertible Preferred Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

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

         In an effort to implement Star's mandate to develop less toxic and less hazardous tobacco products, Star intends to phase into its discount cigarettes tobacco which has been cured through its proprietary scientific technology over the next three years and to utilize activated charcoal filters in all of its cigarettes.

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

Sale of Processed Tobacco.

         Star has to date received only modest revenues from the production and sale of pilot amounts (approximately 86,000 pounds) of processed tobacco, which was sold to several major producers in the U.S. and abroad during the 1998 harvest season. Star intends to purchase, treat with its proprietary scientific technology and sell the processed tobacco during the 1999 tobacco harvest season (July - October), to manufacturers of tobacco products.

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

Canadian Proposed Regulations for Tobacco Packaging

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

Development of CigRx(TM)

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

         The closing bid and asked prices on April 16, 1999, were $1.8125 and $1.9375, respectively.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below are the names, ages and positions of the Board of Directors and Executive Officers, as well as certain information furnished by them as to their business experience for the last five years. All of the incumbent Directors were elected in December of 1998 to their respective classes.

                                                         Director             Term as
                    Name                       Age         Since         Director Expires                 Position
                    ----                       ---         -----         ----------------                 --------
Robert J. DeLorenzo, M.D., Ph.D.               50      February 1998           2001          Chairman  of the  Board  and Chief
                                                                           (Class Three)     Executive Officer

Malcolm L. "Mac" Bailey                        55        May 1998              1999          President and Director
                                                                            (Class One)

Jonnie R. Williams                             43     September 1998           2000          Chief Operating Officer,
                                                                            (Class Two)      Executive Vice President and
                                                                                             Director

James A. McNulty                               48      December 1998           1999          Chief Financial Officer
                                                                            (Class One)      and Director

Leo S. Tonkin                                  62      October 1998            2001          Director
                                                                           (Class Three)

Paul H. Lamb                                   66            -                   -           President, Star Tobacco and
                                                                                             Pharmaceutical, Inc.
                                                                                             (subsidiary)

         Robert J. DeLorenzo, M.D., Ph.D. has served as Chief Executive Officer of the Company since October 1998 and as a director since February 1998. Since 1985, he has served as the Neurologist-in-Chief and Professor of Pharmacology and Toxicology at the Medical College of Virginia Hospitals, Professor and Chairman, Neurology at the Medical College of Virginia ("MCV"), and Director, Molecular Neurobiology Laboratories at MCV. Since 1992, Dr. DeLorenzo has also served as Professor, Biochemistry and Molecular Biophysics at MCV. Dr. DeLorenzo received a Ph.D. in neuropharmacology from Yale University Graduate School, an M.D. from Yale University School of Medicine and an M.P.H. from the Yale School of Epidemiology and Public Health.

         Malcolm L. "Mac" Bailey has served as the President of the Company since October 1998 and as a director since May 1998. Mr. Bailey is the owner of the second-largest tobacco growing operation in the Commonwealth of Virginia and has been the owner and President of Golden Leaf Tobacco Company, a tobacco leaf dealer, for over 20 years. Since 1994, Mr. Bailey has also been owner and President of S&M Brands, Incorporated, a manufacturer of cigarettes. Mr. Bailey is also President of the Virginia Agricultural Growers Association, a trade association which includes approximately 85% of the flue-cured tobacco farms in Virginia.

         Jonnie R. Williams has served as the Company's Chief Operating Officer and Executive Vice President since October 1998 and as a Director since September 1998. He has been Director of Product Development and Director of Marketing of Star Tobacco and Pharmaceuticals, Inc. ("Star") since 1994. Mr. Williams is a principal stockholder of the Company and, until February 6, 1998, when the Company acquired all of the capital stock of Star, was a principal stockholder of Star. Mr. Williams, a co-founder of Star, is also the co-inventor of the proprietary tobacco-curing process for the removal or virtual elimination of tobacco-specific nitrosamines ("TSNAs") which has been exclusively licensed to the Company. Since the late 1980's, Mr. Williams has been owner and President of Jonnie R. Williams Venture Capital Company, an entity engaged in providing venture capital financing to start-up businesses.

         James A. McNulty, has been Chief Financial Officer of the Company since October 1998. He is a certified public accountant with over 25 years of experience in accounting, auditing, tax planning, management consulting and litigation support. From 1989 to 1997, Mr. McNulty was a principal of McNulty & Company, a certified public accounting firm in Tampa, Florida. In 1997, Mr. McNulty co-founded and is the Chairman of the Board of BusinessLinks International, Inc., a company specializing in interactive sales training. In addition, Mr. McNulty is a Director of Pinnacle Group Holdings, Inc. (Real Estate and Entertainment venue).

         Leo S. Tonkin is a director of the Washington Workshops Foundation which he founded in 1967. The Foundation is a non-profit educational institution for high school and junior high students focusing on the federal government and congress. Mr. Tonkin has served in a variety of capacities addressing educational concerns, including serving as a member of the White House Conference on Youth in 1971, and as Special Assistant to the Chairman of the United States House of Representatives Select Committee on Crime in 1972. Mr. Tonkin has served as the chairman of the board of trustee of St. Thomas Aquinas College, New York and as trustee of Immaculata College, Washington, D.C. Mr. Tonkin received a J.D. from Harvard Law School and an A.B. from Johns Hopkins University.

         Paul H. Lamb has been President of Star Tobacco and Pharmaceuticals, Inc. ("Star Tobacco") since December 1998. He was previously a consultant or employee of Star Tobacco for more than five years.

From 1958 to 1986, Mr. Lamb was employed by Brown and Williamson Tobacco Corporation and was responsible for engineering and maintenance of the Petersburg facility now owned by Star Tobacco. He received a B.S. in Civil Engineering from the Virginia Military Institute.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Bailey, who became a Director of the Company on May 19, 1998 and the President of the Company on October 16, 1998, filed a Form 3 on November 12, 1998.


ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years ended December 31, 1996, 1997 and 1998, the compensation paid to the Company's Chief Executive Officer and to the Company's other four most highly compensated executive officers whose salary and bonus exceeded $100,000 in 1998 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                     ANNUAL COMPENSATION                 COMPENSATION AWARDS
                                                 --------------------------            ------------------------
                                                                                       RESTRICTED    SECURITIES
                                                                      OTHER ANNUAL       STOCK       UNDERLYING     ALL OTHER
                                              SALARY       BONUS      COMPENSATION       AWARD        OPTIONS      COMPENSATION
  NAME AND PRINCIPAL POSITION      YEAR        ($)          ($)           ($)             ($)           (#)            ($)
  ---------------------------      ----      --------     -------    -------------     ----------    ----------    ------------
Robert J. DeLorenzo..............  1998            --          --          --                --            --            --
Chief Executive Officer (1)......

Malcolm L. Bailey................  1998      $ 60,000          --          --                --            --            --
President (2)

Jonnie R. Williams...............  1998      $400,000          --          --                --            --            --
Chief Operating Officer and        1997            --          --    $565,000(4)             --            --            --
Executive Vice President;          1996            --          --    $387,500(4)             --            --            --
Director of Product Development
and Marketing of Star Tobacco
and Pharmaceuticals, Inc. (3)

James A. McNulty.................  1998       $29,423     $80,000          --           $20,833            --       $15,000(6)
Chief Financial Officer (5)

Paul H. Lamb.....................  1998       $67,000          --          --                --            --
President of  Star Tobacco and     1997       $64,500          --          --                --            --
Pharmaceuticals, Inc.              1996       $64,500          --          --                --            --
(subsidiary)(7)

---------------------
(1) Dr. DeLorenzo became Chief Executive Officer in October 1998. The Company did not provide during 1998 for the payment of any compensation to Dr. DeLorenzo (other than reimbursement of out-of-pocket expenses) for the performance of his duties as Chief Executive Officer of the Company

(2)      Mr. Bailey became President in October 1998.

(3) Mr. Williams became Chief Operating Officer and Executive Vice President in October 1998.

(4) Prior to its acquisition of the Company in February 1998, Star Tobacco and Pharmaceuticals, Inc. was a Subchapter S corporation and paid management fees to Mr. Williams in 1997 and 1996.

(5)      Mr. McNulty became Chief Financial Officer in October 1998.

(6)      Represents reimbursement for temporary housing in Petersburg, Virginia.

(7) Mr. Lamb became President of Star Tobacco and Pharmaceuticals, Inc. in December 1998.

OPTION GRANTS IN LAST FISCAL YEAR

         There were no options granted in the 1998 fiscal year to the Company's executive officers.

EXERCISE OF OPTION AND YEAR-END VALUES

         None of the Named Executive Officers held any options as of December 31, 1998.

EMPLOYMENT AGREEMENTS

         Pursuant to an executive employment agreement entered into on April 12, 1999 between the Company and Mr. McNulty, Mr. McNulty serves as the Company's Chief Financial Officer for a term that is deemed to have begun on October 15, 1998 and which expires on October 15, 1999, subject to renewal for successive one year terms at the option of the Company. Under the terms of his employment agreement, Mr. McNulty is entitled to an annual base salary of $200,000, subject to increases at the discretion of the Board of Directors, and reimbursement of his expenses for temporary housing in Petersburg, Virginia, not to exceed $20,000. Mr. McNulty's employment agreement also provides that in the event that Mr. McNulty is terminated by the Company without cause (as defined in his employment agreement) or Mr. McNulty terminates his employment with the Company for good reason (as defined in his employment agreement), Mr. McNulty will receive a severance payment equal to 12 months of Mr. McNulty's then current base salary. Mr. McNulty's employment agreement is terminable by either the Company or Mr. McNulty upon 30 days' notice.

         Effective October 15, 1998, Mr. McNulty was awarded 100,000 shares of restricted Common Stock that vest on January 31, 2000 so long as he is still employed by the Company. In addition, Mr. McNulty was granted an option to purchase 200,000 shares of Common Stock at an exercise price of $2.00 per share under the Company's 1998 Stock Option Plan, as amended. The option will be fully vested on January 31, 2000, subject to acceleration or termination and the Company's repurchase rights under certain circumstances in connection with the termination of Mr. McNulty's employment.

DIRECTOR COMPENSATION

         During 1998 the Directors received no compensation for their services on the Board of Directors or any committee of the Board of Directors. Directors are reimbursed for their reasonable out-of-pocket expenses associated with attending Board of Directors and committee meetings.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth as of April 16, 1999 certain information with respect to the beneficial ownership of the Company's Common Stock, Class A Preferred Stock and Series B Preferred Stock by each beneficial owner of more than 5% of each class of the Company's voting securities, each Director and the Named Executive Officer and all Directors and Officers and significant personnel of the Company as a group. Shares of Class A Preferred Stock are convertible into shares of Common Stock at a rate of 80 shares of Common Stock for each share of Class A Preferred Stock. Shares of Series B Preferred Stock are convertible into shares of Common Stock at a rate of 3,280 shares of Common Stock for each share of Series B Preferred Stock. Consequently, shares of Common Stock shown in the table include shares of Common Stock into which the shares of Class A Preferred Stock and Series B Preferred Stock are convertible. Shares of Common Stock, Class A Preferred Stock and Series B Preferred Stock all vote as one class, except as otherwise provided by applicable law. Holders of Common Stock are entitled to one vote for each share held, holders of Class A Preferred Stock are entitled to 80 votes for each share held, and holders of Series B Preferred Stock are entitled to 500 votes for each share held.

                                                              PERCENTAGE OF VOTING
  NAME AND ADDRESS OF INDIVIDUAL OR                             POWER OF COMMON            AMOUNT AND            AMOUNT AND
              IDENTIFY                   AMOUNT OF COMMON      STOCK VOTING AS A     PERCENTAGE OF CLASS A   PERCENTAGE OF SERIES B
              OF GROUP                        STOCK             SEPARATE CLASS          PREFERRED STOCK         PREFERRED STOCK
              --------                        -----             --------------          ---------------         ---------------
 GREATER THAN 5% STOCKHOLDERS

 Regent Court Technologies, LLC(1)          34,012,064               65.31%                    0                      0
 709 The Hamptons Lane                                                                         0%                    0%
 Chesterfield, MO  63017

 Prometheus Pacific Growth Fund, LDC        5,502,640                10.56%                    0                      0
(3)                                                                                            0%                    0%
 P.O. Box 1062
 George Town, Grand Cayman, B.W.I.

 Edward Tucker (4)                            20,000                   *                      250                     0
 55 Union Avenue                                                                              100%                   0%
 Sudbury, MA  01776

 MFC Merchant Bank SA (5)                    200,080                   *                       0                     61
 6, Cours de Rive                                                                              0%                   100%
 P. O. Box 3540
 1211 Geneva 3

 DIRECTORS AND EXECUTIVE OFFICERS

 Jonnie R. Williams (2)                     32,632,805               62.66%                    0                      0
 16 S. Market Street                                                                           0%                    0%
 Petersburg, VA  23803

 Robert J. DeLorenzo (6)                     499,999                   *                       0                      0
 M.D., Ph.D., M.P.H.                                                                           0%                    0%
 Medical College of Virginia
 MCV Box 980599
 Richmond, VA  23298

 Malcolm L. Bailey (7)                       282,000                   *                       0                      0
 16 S. Market Street                                                                           0%                    0%
 Petersburg, VA  23803

 James A. McNulty (8)                           0                      0                       0                      0
 16 S. Market Street                                                                           0%                    0%
 Petersburg, VA  23803

 Leo S. Tonkin (9)                            50,000                   *                       0                      0
 c/o Washington Workshops                                                                      0%                    0%
   Foundation
 3222 N St. N.W., Suite 340
 Washington, D.C.  20007

 All Directors and Executive Officers       33,464,804               64.26%                    0                      0
(5 Persons)                                                                                    0%                    0%

-----------------------------------

 *       Represents beneficial ownership of less than one percent.

(1) Includes 34,012,064 shares of Common Stock issued upon conversion of 10,369 shares of Series B Preferred Stock.
(2)  Includes 2,268,362 shares of Common Stock issued upon a conversion of
     691.5740 shares of Series B Preferred Stock owned by a trust for the benefit of the children of Jonnie R. Williams. All shares are beneficially owned indirectly through Regent Court Technologies, LLC.
(3) Includes 3,000,000 shares of Common Stock and 2,502,640 shares of Common Stock issued upon conversion of 763 shares of Series B Preferred Stock.
(4) Assuming all 250 shares of Class A Preferred Stock were converted into Common Stock, Mr. Tucker would hold 20,000 shares of Common Stock, representing less than one percent of the voting power of the Common Stock.
(5) Assuming all 61 shares of Series B Preferred Stock were converted into Common Stock, MFC Merchant Bank SA would hold 200,080 shares of Common Stock, representing less than one percent of the voting power of the Common Stock.
(6) Includes 200,000 shares of Common Stock and 199,999 shares of Common Stock issued upon conversion of 60.9756 shares of Series B Preferred Stock. Excludes 1,000,000 shares of Common Stock which are subject to options that are not vested or exercisable within 60 days of April 16, 1999.
(7) Includes 82,000 shares of Common Stock issued upon conversion of 25 shares of Series B Preferred Stock. Also includes 200,000 shares of Common Stock which are subject to an option that is fully vested.
(8) Excludes (a) 100,000 shares of restricted Common Stock that vest on October 15, 1999, and (b) 200,000 shares of Common Stock which are subject to an option that is not vested or exercisable within 60 days of April 16, 1999.
(9) Includes 50,000 shares of Common Stock which are subject to an option that is fully vested.

 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company paid to Golden Leaf Tobacco Company, a company owned by Mr. Bailey, approximately $158,000 in 1998 for the purchase of tobacco leaf and for services related to the Company's pilot project for its processed tobacco and $32,000 in 1997 for the purchase of tobacco leaf.

         During 1998 and 1997, Mr. Williams made loans to the Company on a short-term basis at the minimum level of interest provided for by the Internal Revenue Service. These loans amounted to $710,000 in 1998 and $265,000 in 1997. All of such loans were repaid in full during the year in which they were made.

         The Company acquired its Petersburg facility in June 1995 from a partnership comprised of Francis E. O'Donnell, Jr., M.D., Jonnie R. Williams and Paul Lamb, for a note in the principal amount of $300,000, which was subsequently reissued as three notes of $100,000 each payable to Dr. O'Donnell, a trust, for the benefit of Mr. Williams' children and Mr. Lamb. The notes to Dr. O'Donnell and Williams' Children trust were paid in February 1998. Principal payments of $15,000 have been made on the note to Mr. Lamb, including a $10,000 principal payment in December 1998. As of December 31, 1998, the principal balance of the note to Mr. Lamb was $85,000.

         Mr. Williams and Dr. O'Donnell have a jointly owned airplane. The Company has utilized the airplane for business travel throughout the United States and to Mexico to client locations that are not near airports with regularly scheduled or frequent commercial airline services. Payments made by the Company with respect to aircraft expenses were $185,000 in 1998 and $238,750 in 1997, and are billed at cost.

         The Board of Directors has adopted a policy that any future transactions with affiliates of the Company will be on terms no less favorable to the Company than are reasonably available from unrelated third parties and shall have been approved by a majority of the Company's directors who do not have a material interest in the transaction.


 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     EXHIBITS

NUMBER           DESCRIPTION
------           -----------

2.01 Asset Purchase Agreement between Star Scientific, Inc., a Delaware Corporation and Eyetech, LLC, a Minnesota Limited Liability Company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998(1)

2.02 Escrow Agreement between Star Scientific, Inc., a Delaware Corporation, Eyetech, LLC, a Minnesota Limited Liability Company and Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, and Jonnie
         R. Williams and Vincent Ellis as Escrow Agents, dated February 16, 1999, and effective December 30, 1998(1)

3.01     Restated Certificate of Incorporation(2)

3.02 Certificate of Amendment of Restated Certificate of Incorporation, dated March 25, 1993, and effective April 2, 1993(3)

3.03 Certificate of Amendment of Restated Certificate of Incorporation, dated March 25, 1993, and effective April 2, 1993(3)

3.04 Certificate of Amendment of Certificate of Incorporation, dated December 15, 1998(4)

3.05     Bylaws of the Company as Amended to Date(2)

4.01 Option to Purchase Shares of Common Stock to Samuel P. Sears, Jr., dated December 1, 1993(5)

4.02 Certificate of Designations, Preferences and Rights of Class A Convertible Preferred Stock(6)

4.03     Certificate of Designation of Series B Convertible Preferred Stock(3)

4.04 Option to Purchase Shares of Common Stock to Robert J. Fitzsimmons, dated February 28, 1994(5)

10.01 Employment Agreement between Robert J. Fitzsimmons and Eye Technology, Inc., dated November 1, 1989(7)

10.02 Lease Agreement for lease of offices and manufacturing space in St. Paul, Minnesota, dated August 1990(8)

10.03 First Amendment to Lease Agreement for lease of offices and manufacturing space in St. Paul, Minnesota(2)

10.04 License Agreement between Eye Technology, Inc. and Ioptex Research, Inc., dated September 28, 1990(8)

10.05 Addendum to License Agreement between Eye Technology, Inc. and Ioptex Research, Inc., dated January 13, 1994(9)

10.06 License Agreement between Eye Technology, Inc. and OII International, Inc., dated January 31, 1997(10)

10.07 Equipment Lease Agreement between Eye Technology, Inc. and Noel G. Bissonette, dated August 31, 1990(8)

10.08 Joint Venture Agreement between Eye Technology, Inc., Kera-Metrics, Inc., and the Stockholders of Kera-Metrics, Inc., dated November 27, 1992(2)

10.09 Distribution Agreement between Kera-Metrics Corporation and Eye Technology, Inc., dated November 27, 1992(2)

10.10 Promissory Note from Eye Technology, Inc. to Burns & Levinson, dated June 4, 1993(9)

10.11 Consulting and License Agreement between Eye Technology, Inc. and Paul Fyfe, dated October 29, 1993(9)

10.12 Accounts Receivable Financing Agreement between the Company and Republic Acceptance Corporation, dated June 2, 1994(5)

10.13 Security Agreement between the Company and Republic Acceptance Corporation, dated June 2, 1994(5)

10.14 Security Agreement between Eye Technology International, Inc. and Republic Acceptance Corporation, dated June 2, 1994(5)

10.15 Guaranty of Payment for Existing and/or Future Indebtedness between Eye Technology International, Inc. and Republic Acceptance Corporation, dated June 2, 1994(5)

10.16 Amendment to Agreement between the Company and Microprecision Instrument Company, Inc., dated December 31, 1994(5)

10.17 Amendment to Agreement between the Company and Microprecision Instrument Company, Inc., dated March 28, 1995(5)

10.18 Stock Exchange Agreement between the Company and the stockholders of Star Tobacco and Pharmaceuticals, Inc., dated February 6, 1998(11)

10.19 License Agreement between Star Tobacco and Pharmaceuticals, Inc., as Licensee and Regent Technologies, Jonnie R. Williams, and Francis E. O'Donnell, J.R. , M.D., as Licensor, dated January 5, 1998(12)

10.20 Letter Agreement between the Company and MFC Merchant Bank S.A., dated July 6, 1998(13)

10.21 Exclusive Supply Agreement between Star Tobacco and Pharmaceutical, Inc. and Amana Company, L.P., dated August 18, 1998(13)

10.22 Purchase and Sale Agreement between Prometheus Pacific Growth Fund LDC, a Cayman Island Limited Duration Company, and Eye Technology, Inc., a Delaware Corporation, dated July 10, 1998(14)

10.23 Amendment No. 1 to License Agreement between Regent Court Technologies, Jonnie R. Williams, Francis E. O'Donnell, J.R., M.D. and Star Tobacco and Pharmaceuticals, Inc., dated August 3, 1998(15)

10.24    1998 Stock Option Plan(16)

10.25 Executive Employment Agreement between the Company and James A. McNulty, dated April 12, 1999, and effective October 15, 1998

16.01    Response Letter from Price Waterhouse LLP, dated April 10, 1998(17)

16.02    Response Letter from Olsen, Thielen & Co., Ltd, dated September 15,
         1998(18)

16.03 Response Letter from Keiter, Stephens, Hurst, Gary & Shreaves, dated January 20, 1999(19)

21       Subsidiaries of the Company(16)

23       Consent of Independent Public Accountants

27       Financial Data Schedule


(b)      REPORTS ON FORM 8-K

         None

-----------------------

(1) Filed as Exhibit to the Company's Current Report on Form 8-K dated March 2, 1999

(2) Filed as Exhibit to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1992

(3) Filed as Exhibit to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1996

(4) Filed as Exhibit to the Company's Current Report on Form 8-K dated January 15, 1999

(5) Filed as Exhibit to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1994

(6) Filed as Exhibit to the Company's Current Report on Form 8-K dated June 7, 1993

(7) Filed as Exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989

(8) Filed as Exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1990

(9) Filed as Exhibit to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1993

(10) Filed as Exhibit to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1997

(11) Filed as Exhibit to the Company's Current Report on Form 8-K dated February 19, 1998

(12) Filed as Exhibit to the Company's Quarterly Report on Form 10-QSB for quarterly period ended March 31, 1998

(13) Filed as Exhibit to the Company's Quarterly Report on Form 10-QSB for quarterly period ended September 30, 1998

(14) Filed as Exhibit to the Company's Current Report on Form 8-K dated July 15, 1998

(15) Filed as Exhibit to the Company's Current Report on Form 8-K dated September 11, 1998

(16) Filed as Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998

(17) Filed as Exhibit to the Company's Current Report on Form 8-K/A dated April 10, 1998

(18) Filed as Exhibit to the Company's Current Report on Form 8-K/A dated September 16, 1998

(19) Filed as Exhibit to the Company's Current Report on Form 8-K dated January 15, 1999

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

                  Date:   April 30, 1999


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

                  Date:   April 30, 1999

                  By:     /s/ James A. McNulty
                          -----------------------------------------------------
                          James A. McNulty, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

                  Date:   April 30, 1999

                  By:     /s/ Malcolm L. Bailey
                          -----------------------------------------------------
                          Malcolm L. Bailey, President and Director

                  Date:   April 30, 1999

                  By:     /s/ Jonnie R. Williams
                          -----------------------------------------------------
                          Jonnie R. Williams, Chief Operating Officer, Executive Vice President and Director

                  Date:   April 30, 1999

                  By:     /s/ Leo S. Tonkin
                          -----------------------------------------------------
                          Leo S. Tonkin, Director

                  Date:   April 30, 1999

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

        Balance Sheet as of December 31, 1998                                                               F-3

        Statements of Operations
                for the Years Ended December 31, 1998 and 1997                                              F-4

        Statements of Stockholders' Deficit
                for the Years Ended December 31, 1998 and 1997                                              F-5

        Statements of Cash Flows
                for the Years Ended December 31, 1998 and 1997                                              F-6

        Notes to Financial Statements                                                                   F-8 - F-20

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


                                           /s/ Aidman, Piser & Company, P.A.

March 26, 1999
(except for Note 8 for which the date is April 12, 1999)
Tampa, Florida

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

(B) (Series B, convertible; 15,000 shares authorized, 14,086 shares issued and outstanding)

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
                                                                                   ============

                 See notes to consolidated financial statements.
                                       F4

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                    Preferred Stock        Common Stock
                                   ------------------  ------------------
                                       Series B                            Additional                                    Unearned
                                   ------------------                       Paid-In    Accumulated        Treasury        Compen-
                                   Shares     Amount     Shares   Amount    Capital      Deficit      Shares    Amount    sation
                                   --------  --------  --------- --------  ----------  -----------  ----------  --------  --------
Balances, January 1, 1997                --  $     --        200 $383,557  $   16,320  $  (988,004)         --  $     --  $     --
Collection of note receivable
Conversion of note payable to
   equity                                                                     923,499
Capital contribution                                                           64,788
Net loss for the year                                                                   (1,986,497)
Distributions                                                                             (156,148)
                                   --------  --------  --------- --------  ----------  -----------  ----------  --------  --------
Balances, December 31, 1997              --        --        200  383,577   1,004,607   (3,130,649)         --        --        --

Conversion of debt to equity                           1,402,550   14,026     483,623
Reverse merger and reorganization                      3,434,990 (349,205)   (117,577)
Stock issued pursuant to merger      13,831       138                            (138)
Mandatory redeemable preferred
   stock converted to common                             232,000    2,320     229,680
Increase of Series A Preferred
   Stock to Redemption value                                                  (19,000)
Exchange of common stock for
   preferred                            305         3         --                   (3)              (1,000,000)       --
Shares gifted to company and
   retired                           (1,144)      (11)                             11
Issuance of common stock pursuant
   to private placements                763         8  4,400,000   44,000   3,905,992                1,000,000        --
Issuance of preferred stock
   pursuant to private placements       304         3                         999,997
Stock issuance costs                                                         (220,000)
Stock issued for current and
   future services                       25         2    300,000    3,000     294,758                                      (79,167)
Conversion of debt to equity             --        --     50,000      500     106,442
Net loss for the year                                                                   (4,196,075)
                                   --------  --------  --------- --------  ----------  -----------  ----------  --------  --------
Balances, December 31, 1998          14,086  $    143  9,819,740 $ 98,198  $6,668,392  $(7,326,724)         --        --   (79,167)
                                   ========  ========  ========= ========  ==========  ===========  ==========  ========  ========
                                       Notes
                                     Receivable
                                    Stockholders         Total
                                   --------------     -----------
Balances, January 1, 1997          $     (250,000)    $  (838,127)
Collection of note receivable             250,000         250,000
Conversion of note payable to
   equity                                                 923,499
Capital contribution                                       64,788
Net loss for the year                                  (1,986,497)
Distributions                                             156,148)
                                   --------------     -----------
Balances, December 31, 1997                    --      (1,742,485)

Conversion of debt to equity                              497,649
Reverse merger and reorganization                        (466,782)
Stock issued pursuant to merger                                --
Mandatory redeemable preferred
   stock converted to common                              232,000
Increase of Series A Preferred
   Stock to Redemption value                              (19,000)
Exchange of common stock for
   preferred                                                   --
Shares gifted to company and
   retired                                                     --
Issuance of common stock pursuant
   to private placements                                3,950,000
Issuance of preferred stock
   pursuant to private placements                       1,000,000
Stock issuance costs                                     (220,000)
Stock issued for current and
   future services                                        218,593
Conversion of debt to equity                              106,942
Net loss for the year                                  (4,196,075)
                                   --------------     -----------
Balances, December 31, 1998                    --     $  (639,158)
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

         Nature of business:

         Star has been engaged since 1991 in the manufacture and sale of tobacco products. Since 1994, Star has engaged in extensive research and development activities relating to (1) the development of proprietary scientific technology for the curing of tobacco so as to prevent or retard the formation of certain toxic carcinogens present in tobacco and tobacco smoke, namely, the tobacco specific nitrosamines, (2) the development of less harmful tobacco products which have been cured pursuant to the Company's patented proprietary process, and (3) the development of tobacco-smoking cessation products. The Company is also engaged in the manufacture and sale of discount cigarettes, without additives, and with activated charcoal filters. Through the year ended December 31, 1997, the Company had not yet marketed or received any revenues from products developed from its research and development activities.

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

         Net sales and loss from discontinued operations are as follows:

         Net sales                                            $     629,715
                                                              -------------
         Operating losses                                     $     751,080
                                                              -------------
         Income taxes                                                    -
                                                              -------------
         Loss from discontinued operations                    $     751,080
                                                              -------------
         Loss on disposal                                     $     221,290
                                                              -------------






                                      F12

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


3.       INVENTORIES:

         Inventories consist of the following:

         Raw materials                                    $    329,238
         Packaging materials                                   262,467
         Finished goods                                         44,751
                                                          ------------

                                                          $    636,456
                                                          ============

4.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consists of the following:

         Land                                             $    172,572
         Buildings and improvements                            269,484
         Machinery and equipment                             2,377,228
         Office equipment                                      116,074
                                                          ------------
                                                             2,935,358
         Less accumulated depreciation                       1,230,789
                                                          ------------
                                                          $  1,704,569
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

         Preferred stock:

         Class A:
         The Company has authorized 4,000 shares of $.01 par value Class A Convertible Redeemable preferred stock. Each share of the Preferred Stock is convertible into 80 shares of common stock of the Company at the option of the holder and has voting rights equal to the number of common shares issuable if converted. The Preferred Stock has the right to share in dividends declared on the Company's common stock and has certain liquidation preferences.

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

         Stock option plan:

         In 1998, the Company adopted the 1998 Stock Option Plan (the "Plan") which provides for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. The Plan provides for grants of both qualified and non-qualified stock options to purchase up to 4,000,000 shares at a purchase price equal to the fair market value on the date of grant in the case of qualified options granted to employees. The Company amended the Plan on April 12, 1999. There were no options outstanding as of December 31, 1998. The following options were granted simultaneous with the amendment of the plan.

                                                            Exercise
                                                              Price            Expiration              Number
                                                            --------           ----------            ---------
         Issued to officers and directors
           for past and future services                     $   2.00           March 1, 2009           800,000
         Issued to a director for past
           services                                         $   1.00           March 1, 2009           200,000
         Issued to employees for past
           services                                         $   2.00           March 1, 2009            15,000
                                                                                                     ---------
                                                                                                     1,015,000
                                                                                                     =========


                                      F16

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


9.       INCOME TAXES:

         At December 31, 1998 the Company had a net operating loss carryforward of approximately $4,000,000 expiring in 2013. No provision for income taxes has been reflected in the accompanying consolidated statements of operations since a valuation allowance has been established for the net deferred tax benefit of $1,400,000 because it is not possible to determine the recoverability of such tax benefits.

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
                                                               =========      ==========



                                      F17

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


10.      RELATED PARTY TRANSACTIONS:

         The Company has entered into certain transactions with companies and trusts that are owned by members of management and stockholders. The following is a summary of significant related party transactions for the years ended December 31, 1998 and 1997.

                                                     1998            1997
                                                 ------------    ------------
           Management fee expense                          -         565,000
           Business travel - aircraft expenses        185,544        238,750
           Debt Repayment                             215,000             -

         Effective January 1, 1998, Star has entered into a license agreement with a partnership owned by certain principal stockholders wherein Star has the exclusive world-wide rights to produce and sell tobacco products with TSNA (tobacco specific nitrosamines) - free tobacco. In connection with this agreement, Star is obligated to pay royalties equal to 2% of all product sales (less certain costs) and 6% of any royalty income earned from sublicensing (less certain costs). There were no sales of this product in 1998 and, as such, no royalties are due.

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



                                      F19

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



14.      RISKS AND UNCERTAINTIES:

         The Company has incurred losses from operations and has a net working capital and equity deficit. These factors are due in part to the Company's significant investment in research and development activities as well as legal, regulatory and consulting fees resulting from matters related to the Master Settlement Agreement discussed in Note 13. The major stockholders of the Company have agreed to financially support the operations of the entity and have the ability to do so.



                                      F20

                  CONSENT OF INDEPENDENT CERTIFIED ACCOUNTANTS




Star Scientific, Inc. and Subsidiaries
Petersburg, Virginia


As independent certified public accountants for Star Scientific, Inc. and Subsidiaries, we hereby consent to the use in this Form 10-KSB/A Annual Report for Star Scientific, Inc. and Subsidiaries of our report included herein, which has a date of March 26, 1999, except for note 8 as to which the date is April 12, 1999, relating to the consolidated balance sheet of Star Scientific, Inc. and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, cash flows, and stockholders' equity for the year then ended.


                                          /s/ Aidman, Piser & Company, P.A.


Tampa, Florida
April 30, 1999




                                      F21

                                INDEX TO EXHIBITS



NUMBER            DESCRIPTION
------            -----------


2.01              Asset Purchase Agreement between Star Scientific, Inc., a
                  Delaware Corporation and Eyetech, LLC, a Minnesota Limited
                  Liability Company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998(1)

2.02              Escrow Agreement between Star Scientific, Inc., a Delaware
                  Corporation, Eyetech, LLC, a Minnesota Limited Liability
                  Company and Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, and Jonnie R. Williams and Vincent Ellis as Escrow Agents, dated February 16, 1999, and effective
                  December 30, 1998(1)

3.01              Restated Certificate of Incorporation(2)

3.02              Certificate of Amendment of Restated Certificate of
                  Incorporation, dated March 25, 1993, and effective April 2,
                  1993(3)

3.03              Certificate of Amendment of Restated Certificate of
                  Incorporation, dated March 25, 1993, and effective April 2,
                  1993(3)

3.04 Certificate of Amendment of Certificate of Incorporation, dated December 15, 1998(4)

3.05              Bylaws of the Company as Amended to Date(2)

4.01              Option to Purchase Shares of Common Stock to Samuel P. Sears,
                  Jr., dated December 1, 1993(5)

4.02              Certificate of Designations, Preferences and Rights of Class A
                  Convertible Preferred Stock(6)

4.03              Certificate of Designation of Series B Convertible Preferred Stock(3)

4.04              Option to Purchase Shares of Common Stock to Robert J.
                  Fitzsimmons, dated February 28, 1994(5)

10.01             Employment Agreement between Robert J. Fitzsimmons and Eye
                  Technology, Inc., dated November 1, 1989(7)

10.02 Lease Agreement for lease of offices and manufacturing space in St. Paul, Minnesota, dated August 1990(8)

10.03 First Amendment to Lease Agreement for lease of offices and manufacturing space in St. Paul, Minnesota(2)

10.04             License Agreement between Eye Technology, Inc. and Ioptex
                  Research, Inc., dated September 28, 1990(8)

10.05             Addendum to License Agreement between Eye Technology, Inc. and
                  Ioptex Research, Inc., dated January 13, 1994(9)

10.06             License Agreement between Eye Technology, Inc. and OII
                  International, Inc., dated January 31, 1997(10)



10.07             Equipment Lease Agreement between Eye Technology, Inc. and
                  Noel G. Bissonette, dated August 31, 1990(8)

10.08             Joint Venture Agreement between Eye Technology, Inc.,
                  Kera-Metrics, Inc., and the Stockholders of Kera-Metrics,
                  Inc., dated November 27, 1992(2)

10.09             Distribution Agreement between Kera-Metrics Corporation and
                  Eye Technology, Inc., dated November 27, 1992(2)

10.10 Promissory Note from Eye Technology, Inc. to Burns & Levinson, dated June 4, 1993(9)

10.11             Consulting and License Agreement between Eye Technology, Inc.
                  and Paul Fyfe, dated October 29, 1993(9)

10.12 Accounts Receivable Financing Agreement between the Company and Republic Acceptance Corporation, dated June 2, 1994(5)

10.13             Security Agreement between the Company and Republic Acceptance
                  Corporation, dated June 2, 1994(5)

10.14             Security Agreement between Eye Technology International, Inc.
                  and Republic Acceptance Corporation, dated June 2, 1994(5)

10.15 Guaranty of Payment for Existing and/or Future Indebtedness between Eye Technology International, Inc. and Republic
                  Acceptance Corporation, dated June 2, 1994(5)

10.16             Amendment to Agreement between the Company and Microprecision
                  Instrument Company, Inc., dated December 31, 1994(5)

10.17             Amendment to Agreement between the Company and Microprecision
                  Instrument Company, Inc., dated March 28, 1995(5)

10.18 Stock Exchange Agreement between the Company and the stockholders of Star Tobacco and Pharmaceuticals, Inc., dated
                  February 6, 1998(11)

10.19             License Agreement between Star Tobacco and Pharmaceuticals,
                  Inc., as Licensee and Regent Technologies, Jonnie R. Williams, and Francis E. O'Donnell, J.R. , M.D., as Licensor, dated
                  January 5, 1998(12)

10.20             Letter Agreement between the Company and MFC Merchant Bank
                  S.A., dated July 6, 1998(13)

10.21             Exclusive Supply Agreement between Star Tobacco and
                  Pharmaceutical, Inc. and Amana Company, L.P., dated August 18,
                  1998(13)

10.22             Purchase and Sale Agreement between Prometheus Pacific Growth
                  Fund LDC, a Cayman Island Limited Duration Company, and Eye
                  Technology, Inc., a Delaware Corporation, dated July 10,
                  1998(14)


10.23             Amendment No. 1 to License Agreement between Regent Court
                  Technologies, Jonnie R. Williams, Francis E. O'Donnell, J.R.,
                  M.D. and Star Tobacco and Pharmaceuticals, Inc., dated August
                  3, 1998(15)

10.24             1998 Stock Option Plan(16)

10.25             Executive Employment Agreement between the Company and James
                  A. McNulty, dated April 12, 1999, and effective October 15,
                  1998

16.01             Response Letter from Price Waterhouse LLP, dated April 10,
                  1998(17)

16.02             Response Letter from Olsen, Thielen & Co., Ltd, dated
                  September 15, 1998(18)

16.03 Response Letter from Keiter, Stephens, Hurst, Gary & Shreaves, dated January 20, 1999(19)

21                Subsidiaries of the Company(16)

23                Consent of Independent Public Accountants

27                Financial Data Schedule

-----------------------------

(1) Filed as Exhibit to the Company's Current Report on Form 8-K dated March 2, 1999

(2) Filed as Exhibit to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1992

(3) Filed as Exhibit to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1996

(4) Filed as Exhibit to the Company's Current Report on Form 8-K dated January 15, 1999

(5) Filed as Exhibit to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1994

(6) Filed as Exhibit to the Company's Current Report on Form 8-K dated June 7, 1993

(7) Filed as Exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989

(8) Filed as Exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1990

(9) Filed as Exhibit to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1993

(10) Filed as Exhibit to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1997

(11) Filed as Exhibit to the Company's Current Report on Form 8-K dated February 19, 1998

(12) Filed as Exhibit to the Company's Quarterly Report on Form 10-QSB for quarterly period ended March 31, 1998

(13) Filed as Exhibit to the Company's Quarterly Report on Form 10-QSB for quarterly period ended September 30, 1998

(14) Filed as Exhibit to the Company's Current Report on Form 8-K dated July 15, 1998

(15) Filed as Exhibit to the Company's Current Report on Form 8-K dated September 11, 1998

(16) Filed as Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998

(17) Filed as Exhibit to the Company's Current Report on Form 8-K/A dated April 10, 1998

(18) Filed as Exhibit to the Company's Current Report on Form 8-K/A dated September 16, 1998

(19) Filed as Exhibit to the Company's Current Report on Form 8-K dated January 15, 1999