Form 10QSB
period 1999-03-31
STAR SCIENTIFIC INC
filed 1999-05-17
CIK 776008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended          March 31, 1999
                               -------------------------------------------------


[ ]  Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from                        to
                               ----------------------     ---------------------

Commission file number            0-15324
                       ---------------------------------------------------------

                              Star Scientific, Inc.
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

                              Eye Technology, Inc.
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

Yes  [ ]       No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 52,072,700 shares of Common Stock, $.01 par value, 250 shares of Class A Convertible Preferred Stock (convertible into 20,000 shares of Common Stock), 61 shares of Series B Convertible Preferred Stock (convertible into 200,080 shares of Common Stock), outstanding as of May 10, 1999.

         Transitional Small Business Disclosure Format  (check one):

Yes  [ ]       No  [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         An index to the financial statements of the Company filed as a part of this report appears at Page F-1. The financial statements of the Company appear at Pages F-2 through F-5 of this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Sales for the first quarter of 1999 were $15,781,000, an approximately 536% increase over sales of $2,941,000 in the first quarter of 1998. The 1999 sales increase reflects management's continued emphasis since October 1998 on expanding its wholesale customer base, as plans to use tobacco which has been cured through the Company's proprietary scientific technology in the Company's discount cigarettes is scheduled for a three year phase-in beginning in the summer of 1999. Product price increases resulting from the effects of the Master Tobacco Settlement Agreement on product demand during December 1998 continued into the first quarter of 1999, contributing to higher than normal profits. Volume buying at higher market prices by many long-term customers as well as new customers contributed to higher gross profits than in prior periods.

         Cost of sales in the first quarter of 1999 (reflected as a percentage) changed measurably from the same period in 1998, from 48 % to 24% in 1999, reflecting higher fixed costs associated with manufacturing but reducing substantially with volume increases. Excise taxes remained in line at 42% in 1998 versus 41% in 1999.

         During the first quarter of 1998, the Company introduced to the market a chewing gum under the label, Gumsmoke(TM), which contained an FDA approved tobacco flavoring but no actual tobacco extract. The gum was being promoted by the Company as an alternative to smoking to be chewed when the consumer either is unable to smoke or desires to reduce the amount of smoking. The Company was initially heavily involved in broadly test-marketing and producing its anticipated new product with almost 50% of its research and development costs for the first quarter of 1998 committed to this product. The Company was constrained to conclude at the conclusion of this large scale test-marketing through its tobacco and food product distributors that there was not sufficient market acceptability for such product. The Gumsmoke(TM) food product did not contain any labeling which asserted, directly or indirectly, any health or therapeutic claims. Since the product appeared to have limited market acceptance and the Company anticipated, given the then nature of the regulatory climate, potential regulatory issues which could have been costly to resolve, albeit non meritorious. The Company made a business decision to discontinue the development and sale of that product. Accordingly, in 1999, there were no costs associated with the further production and/or test marketing of this product since it has been discontinued. The Company's primary research and development activity during this period was focused around university-contract testing for low nitrosamine content in tobacco and tobacco smoke. A significant portion of that research was conducted by Dr. and Professor Harold Burton at the University of Kentucky, as well as through contract laboratories. Additional funds were expended in 1999 relating to an earlier Phase I October 1998 study of CigRx(TM) under an FDA reviewed protocol which was completed at the Medical College of Virginia (Virginia Commonwealth University) under the direction of Professor William Barr, Chairman of the Department of Pharmaceutics and Director for the Center for Drug Studies. In connection with that Phase I clinical testing program, funds were committed for payment to secure additional data relating to the Phase I study from the American Health Foundation in Valhalla, New York, pursuant to a contract to analyze biological specimens obtained in that study.

         The Company had an outstanding balance on its line of credit of $860,000 in 1998, and zero in 1999.

         While accounts receivable reflect balances of $1,768,000 in the first quarter of 1999 and $1,497,000 for the same period in 1998, on sales of $15.7 million and $2.9 million, respectively, the balances reflect an industry standard of short-term receivables paid by customers' electronic transfer, generally within a few days, and rarely extending beyond 30 days.

         The excise tax liability reflects the amount paid on April 14, 1999 for the last half of March, plus the assessment of an additional $296,000 (including interest of $37,000), as a result of a Bureau of Alcohol, Tobacco and Firearms
(BATF) audit covering the years 1996 through 1998. The Company intends to attempt recovery of a portion of this audit assessment by locating records substantiating export rules compliance held by commercial carriers involved in the transportation issue in years when the Company was a privately-owned entity.

         Increases in property, plant and equipment are related to an investment of approximately $950,000 toward an initial purchase order of approximately $1,400,000 for the manufacture of 115 tobacco-curing barns. These "Starcure" barns are being specially manufactured for the Company utilizing the patented technology developed and licensed to Star. The Company has also purchased office furniture and renovated its administrative offices at a cost of $40,000. Capitalized computer software and hardware upgrades to be Year 2000 compliant, as well as implementation of the new system, has cost approximately $45,000.

         Accounts payable and accrued expenses during the first quarter of 1999 decreased from $2,516,000 and $646,000 to $1,828,000 and $43,000, respectively, for the equivalent period in 1998 as a result of operating cash flow that enabled the Company to be current with its vendors and suppliers in 1999, which was not possible in 1998.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Subject to stockholder approval of certain amendments to the 1998 Stock Option Plan, on March 9, 1999, the Company granted to Dr. Robert DeLorenzo, Chief Executive Officer and Chairman of the Board of the Company, (a) an option to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share, vesting in two equal installments on September 6, 2000 and March 6, 2002, and (b) an option to purchase an additional 500,000 shares of Common Stock at an exercise price of $3.00 per share, vesting in two equal installments on June 1, 2000 and December 1, 2001.


ITEM 5.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1995, the Company, as a privately-held entity, acquired its Petersburg facility from a partnership comprised of Francis E. O'Donnell, Jr., M.D., Jonnie R. Williams and Paul Lamb, for a note in the principal amount of $300,000, which was subsequently reissued as three notes of $100,000 each payable to Dr. O'Donnell, Mr. Lamb, and a trust for the benefit of Mr. Williams' children. The notes to Dr. O'Donnell and Mr. Williams' children trust were paid in February 1998. In February 1999, accrued but unpaid interest in the approximate amount of $16,000 was paid to Dr. O'Donnell and the trust for the children of Mr. Williams. Mr. Lamb did not receive any interest payments in the first quarter of 1999 and was paid all accrued interest and a $10,000 principal reduction on December 31, 1998. A payment of $100,000 was inadvertently paid to Dr. O'Donnell in February 1999 and was subsequently refunded to the Company.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    STAR SCIENTIFIC, INC.

Date:   May 17, 1999                                 /s/ James A. McNulty
                                               ---------------------------------
                                                     Authorized Signatory and
                                                     Chief Financial Officer

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



F-2      Star Scientific, Inc. and Subsidiaries Condensed Consolidated Balance
         Sheets

F-3 Star Scientific, Inc. and Subsidiaries Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 1999 and 1998 (Unaudited)

F-4 Star Scientific, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 1999 and 1998

F-5 Star Scientific, Inc. and Subsidiaries Notes to Condensed Financial Statements for the Three Month ended March 31, 1999 and 1998 (Unaudited)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES


                                                                        March 31,       December 31,
                                                                           1999             1998
                                                                       -------------    -------------
                  Assets                                                (Unaudited)
Current assets:
     Cash                                                              $     692,224    $     102,695
     Accounts receivable:
         Trade, net                                                        1,768,403        1,497,457
         Other                                                                35,150           68,271
     Inventories                                                           1,151,598          636,456
     Prepaid expenses and Other
       Current Assets                                                        100,216          197,401
     Due from related party                                                  104,434             --
                                                                       -------------    -------------
                  Total current assets                                     3,852,025        2,502,280

Property and equipment, net                                                2,668,909        1,704,569
     Other Assets
         Intangibles, net of amortization                                    122,113          135,928
         Notes receivable, net                                               132,395           92,379
                                                                       -------------    -------------
                                                                       $   6,775,442    $   4,435,156
                                                                       =============    =============

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Notes payable - current                                           $     464,000    $     379,082
     Accounts payable                                                      1,828,147        2,516,658
     Federal excise taxes payable                                          1,491,025          876,875
     Accrued expenses                                                         42,766          646,115
     Federal income taxes payable                                            775,000             --
                                                                       -------------    -------------
         Total current liabilities                                         4,600,938        4,418,730

Notes payable, less current maturities                                       533,559          611,584
                                                                       -------------    -------------

         Total liabilities                                                 5,134,497        5,030,314
                                                                       -------------    -------------

Commitments and contingencies

Redeemable preferred stock (Series A, convertible, 250 shares issued
     and outstanding, at liquidation value)                                   44,000           44,000
                                                                       -------------    -------------

Stockholders' equity (deficit):
     Common stock(A)                                                         515,878           98,198
     Preferred stock(B)                                                           14              143
     Additional paid-in capital                                            6,954,484        6,668,392
     Accumulated deficit                                                  (5,191,788)      (7,326,724)
     Unearned compensation                                                  (680,500)         (79,167)
     Less treasury stock (1,143.30 shares at cost)                            (1,143)            --
                                                                       -------------    -------------

         Total stockholders' equity (deficit)                              1,596,945         (639,158)
                                                                       -------------    -------------

                                                                       $   6,775,442    $   4,435,156
                                                                       =============    =============

(A) ($.01 par value, 100,000,000 shares authorized 51,587,846 shares issued and outstanding)

(B) (Series B, convertible; 15,000 shares authorized, 2,494 shares issued and 1,351 shares outstanding)


           See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                    1999          1998
                                                                 -----------   -----------
Net Sales                                                        $15,781,466   $ 2,941,653
Less:
     Cost of goods sold                                            3,830,052     1,402,798
     Excise taxes on products                                      6,392,340     1,236,807
                                                                 -----------   -----------
     Gross profit                                                  5,559,074       302,048
                                                                 -----------   -----------

Operating Expenses:
     Marketing and distribution expenses                           1,411,263       298,244
     General and administrative expenses                           1,075,489       290,589
     Research and development                                        117,841       247,310
                                                                 -----------   -----------
         Total operating expenses                                  2,604,593       836,143
                                                                 -----------   -----------
         Operating income (loss)                                   2,954,481      (534,095)
                                                                 -----------   -----------

Other Expenses:
     Interest expense (net of interest income)                        44,543        70,622
     Other                                                              --          16,417
                                                                 -----------   -----------

         Income (loss) from continuing operations before
            income taxes                                           2,909,938      (621,134)
                                                                 -----------   -----------

Income tax expenses from continuing operations                       775,000          --
                                                                 -----------   -----------

Loss from discontinued operations (no applicable income taxes)          --         (83,633)
                                                                 -----------   -----------
Income (loss) before extraordinary item                            2,134,938      (704,767)
                                                                 -----------   -----------
Extraordinary gain from extinguishment of
   debt (no applicable income taxes)                                    --         251,767
                                                                 -----------   -----------
Net income (loss)                                                $ 2,134,938   $  (453,000)
                                                                 ===========   ===========

Basic income (loss) per common share:
     Continuing operations                                       $       .22   $      (.17)
                                                                 -----------   -----------
     Discontinued operations                                            --            (.02)
     Extraordinary gains                                                --            (.07)
                                                                 -----------   -----------
     Net income (loss)                                           $       .22   $      (.17)
                                                                 ===========   ===========

Diluted income (loss) per common share (open):
     Continuing operations                                       $       .04          (.17)
     Discontinued operations                                            --            (.02)
     Extraordinary gain                                                 --             .07
                                                                 -----------   -----------
     Net income (loss)                                           $       .04   $      (.12)
                                                                 ===========   ===========

Weighted average shares outstanding                                9,819,740     3,622,262
                                                                 ===========   ===========

Diluted weighted average shares outstanding                       56,731,581     3,662,262
                                                                 ===========   ===========

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999 AND 1998

                                                                      1999           1998
                                                                  -----------    -----------
Operating Activities:
     Net Income (loss)                                            $ 2,134,938    $  (453,000)
     Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operating activities:
     Depreciation and amortization                                     53,865        150,358
     Compensation expense resulting from
        issuance of common stock and options                          101,167           --
     Extraordinary gain on extinguishment of debt                        --          251,767
     Increase (decrease) in cash resulting from changes in:
        Current assets                                               (655,782)       (29,098)
        Current liabilities                                            97,281       (263,436)
                                                                  -----------    -----------

Net cash provided by (used in) operating activities                 1,731,479       (343,409)
                                                                  -----------    -----------

Investing activities
     Increase in notes receivable                                     (40,019)      (167,355)
                                                                  -----------    -----------
     Purchases of property and equipment                           (1,004,390)       (98,500)
                                                                  -----------    -----------
     Proceeds from disposal of property and equipment                    --          175,000
     Purchases of intangible assets                                      --             (460)
     Advances to related party                                       (104,434)          --
                                                                  -----------    -----------

Net cash used in investing activities                              (1,148,843)       (91,315)
                                                                  -----------    -----------

Financing activities:
     Proceeds from notes payable                                       75,000           --
     Payments on notes payable                                        (68,107)      (947,073)
     Proceeds from sale of stock                                         --        1,488,679
                                                                  -----------    -----------

Net cash provided by financing activities                               6,893        542,606
                                                                  -----------    -----------

Increase in cash                                                      589,529        107,882

Cash, beginning of period                                             102,695         10,929
                                                                  -----------    -----------

Cash, end of period                                               $   692,224    $   118,811
                                                                  ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest                                                  $    65,020    $    81,231
                                                                  ===========    ===========

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1998.

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results for a full year.

3. The Company generated net income for the three months ended March 31, 1999. Diluted earnings per share assumes conversion of convertible preferred stock (Class A and Series B) and common stock warrants.

4. In March 1999, the Company granted to Dr. Robert DeLorenzo, a non-employee, Chief Executive Officer and Chairman of the Board of the Company, (a) an option to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share, vesting in two equal installments on September 6, 2000 and March 6, 2002, and (b) an option to purchase an additional 500,000 shares of Common Stock at an exercise price of $3.00 per share, vesting in two equal installments on June 1, 2000 and December 1, 2001. The Company has recognized compensation expense associated with these options of $22,000 during the quarter ended March 31, 1999, and unearned compensation of $680,500 at March 31, 1999.

5.   Income taxes consist of the following:

Current                                                              $   775,000
Deferred                                                                 184,000
Change in deferred tax asset valuation
   allowance                                                            (184,000)
                                                                     -----------
                                                                     $   775,000
                                                                     ===========

     Income tax expense differs from that which would result from applying statutory tax rates to pre-tax income. A reconciliation is as follows:


Statutory rate                                                                 34.0%
State income taxes                                                              7.0
Effect of change in deferred tax asset valuation
   allowance                                                                  (13.5)
                                                                         ----------
Effective rate                                                                 27.5%
                                                                         ==========

6. In February 1999, the Company's Board of Directors voted unanimously not to join the Master Tobacco Settlement Agreement ("MSA") among forty-six states, several U.S. territories and a number of tobacco manufacturers, as a Subsequent Participating Manufacturer. The MSA and the proposed model statutes that each participating state is obligated to enact as part of the MSA, do not contain any provisions that reward or encourage companies like Star that have sought to develop and promote safer tobacco products. To rectify this inequality, the Company proposed an amendment to the MSA that would have recognized its commitment to research and development over the past several years and would have allowed it to continue to promote those efforts under the grandfather provisions in the MSA that apply to Subsequent Participating Manufacturers. The Company was subsequently advised that its proposal was rejected.

     After careful consideration, the Board of Directors determined that it was not in Star's long-term interest to join in the MSA without an acceptable amendment. As a Non-Participating Manufacturer, Star, absent a successful legal challenge, some subsequent agreement to modify the MSA or individual state amendments to the proposed model statutes, could be required to establish escrow funds under model statutes to be enacted by each participating state that would be available to pay for tobacco-related judgments or settlements, if claims are asserted by participating states against Star. These escrow payments could be substantial. To date, Star has not been named as a party in any tobacco related litigation. Star is continuing to assess the impact that opting out of the MSA, and potentially having to fund state-specific escrow accounts, will have on its future business operations. The Company has retained outside counsel with an expertise in constitutional issues relating to the wrongful taking of property in order to assess the appropriateness of challenging the MSA in certain of the states which have or may be enacting model statutes.

                               INDEX TO EXHIBITS

EXHIBIT NO.     DESCRIPTION
-----------     -----------
   27.1         Financial Data Schedule