Form 10QSB
period 1999-06-30
STAR SCIENTIFIC INC
filed 1999-08-13
CIK 776008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    June 30, 1999
                               -------------------------------------------------


[ ]      Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from                      to
                               --------------------    -------------------------

Commission file number     0-15324
                       ---------------------------------------------------------


                                               Star Scientific, Inc.
-------------------------------------------------------------------------------------------------------------------
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

                                               Eye Technology, Inc.
-------------------------------------------------------------------------------------------------------------------
                (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


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

Yes [ ]        No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 57,861,740 shares of Common Stock, $.01 par value, 61 shares of Series B Convertible Preferred Stock (convertible into 200,080 shares of Common Stock), outstanding as of June 30, 1999.

         Transitional Small Business Disclosure Format  (check one):

Yes [ ]        No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         An index to the financial statements of Star Scientific, Inc. ("Star" or the "Company") filed as a part of this report appears at Page F-1. The financial statements of the Company appear at Pages F-2 through F-5 of this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company's increased revenues in the second quarter of 1999, compared with the same period of 1998, are primarily attributed to management's continued emphasis, since the fourth quarter of 1998, to the development of an expanded sales plan and the addition of highly qualified and experienced sales personnel at its Virginia manufacturing facilities. Additionally, the Company recruited additional sales personnel in other markets around the country, in order to facilitate communications with its over 300 nationwide distributors. The Company is now further integrating its sales plan with its manufacturing capabilities. Also, plans to initiate introduction into the marketplace of its low-nitrosamine tobacco products over the next three years are achieving a market awareness of the scientific and technological mission of the Company, and appear to be paying early dividends as distributors look forward to the introduction of new and hopefully "less hazardous" and/or "safer" tobacco.

         Sales in the second quarter were $15,436,000, an increase of $11,872,000, or 433 % over the second quarter of 1998. Year to date sales in 1999 of $31,218,000 reflect an increase of $24,711,000 over 1998, or 480%.

         Cost of goods sold, as well as gross margins, reflect the positive effect on percentage comparisons which increased efficiency has within a manufacturing operation when volume increases dramatically. The Company had a gross margin of over 32% for the second quarter of 1999, compared with 13% for the same period in 1998. Year-to-date gross margin was almost 34%, bettering the prior year-to-date percentage of 12%. There were no substantive changes in the cost of tobacco, packaging materials, freight, or other components of cost of sales, in 1999. Gross margin in the 1999 second quarter lowered slightly from the first quarter, approximately 2%, attributable to more aggressive and competitive distributor-directed promotional activity for the Company in the second quarter compared to the first quarter. The industry-wide price increase in late 1998 was met by aggressive buy-downs in the early spring of 1999. There have been no substantive price changes through the second quarter. The Company anticipates mirroring the industry, to a limited extent, with respect to competitive pricing and promotional allowances in the third and fourth quarters of 1999. Expanded communication with distributors on a nationwide basis is part of Star's "Sales Plan" for the remainder of 1999.

         Marketing and distribution expenses in 1999 totaled $1,570,000, approximately 10% of sales, for the second quarter, compared with $237,000, or 7% of sales, in the second quarter of 1998. The year-to-date percentage for 1999 was 9.5% versus 8.2% in 1998. The slight increase in both quarterly and year-to-date percentages reflects normal costs associated with increased sales volume, promotional expenses, trade shows, adding sales personnel, as well as incentives to sales and executive personnel for increasing the Company's distributor base.

         General and administrative expenses, while higher in gross dollars for 1999 than 1998, reflect the increased expenses associated with much higher sales volume and allied activities in the current year. During the second quarter, the Company incurred substantial legal fees associated with, among other things, an expanded legal and lobbying team that was assembled in anticipation of a possible challenge to the constitutionality of the Master Tobacco Settlement Agreement ("MSA") in various states, assuming an effort to effect a rapprochement with the participants to the MSA is not successful. In addition, costs associated with attracting senior executive personnel needed to enhance Star's management team increased.

         As a percentage of gross income, expenses were reduced from 24% in the second quarter of 1998 to 14% in 1999. Year-to-date percentages were reduced from 17% in 1998 to 11% in 1999.

         The Company expended approximately $173,000 in the second quarter of 1999 on costs associated with various patents and trademarks (primarily legal fees and filing costs.) These costs have been capitalized.

         The Company adopted the accounting provisions of Financial Accounting Standards # 123 in the second quarter, which recognizes compensation expense using a fair-value method to reflect compensation to employees and non-employees for stock-based compensation. As such, the second quarter reflected charges to earnings as compensation of $296,000.

         Research and development costs in the second quarter of 1999 totaled approximately $248,000, compared with $455,000 in the second quarter of 1998. The slight decrease related to the lag time between clinical trials and the evaluation and publication of clinical data. Increased research and related developmental costs are anticipated in the third and fourth quarters in order to fulfill Star's primary scientific mission. The year-to-date comparison of $365,000 in 1999 and $702,000 in 1998 reflects the inevitable maturation of the Company's efforts to consistently seek valuable input from scientists, health care consultants, harm-reduction experts and industry experts around the world who have unique expertise in the complex scientific, regulatory and public policy issues relating to the production of "less hazardous" and/or "safer" tobacco products.

Liquidity Analysis

         The Company has expended $2.3 million in 1999 toward the StarCure(TM) Barn capital expenditure program, including $1,350,000 in the second quarter. These funds have been generated from working capital and current profits, as well as a $1.2 million deposit received from a major customer. The deposit represents approximately one-third of the sales price for the purchase contract of 1,230,000 pounds of the low-nitrosamine tobacco ordered by a major tobacco company. This major sale of tobacco cured using the StarCure(TM) process will be reflected in the results for the latter half of 1999.

         Several proposals are being considered to fund a long-term program for purchase of the specially-manufactured bulk curing barns being built on an exclusive basis for Star by Powell Manufacturing, Inc. These StarCure(TM) barns incorporate the proprietary technology utilized in the process of precluding the development of the tobacco-specific nitrosamines ("TSNAs") during the curing process. TSNAs are thought to be among the most powerful and abundant cancer causing agent in tobacco and tobacco smoke. The Company anticipates finalizing one of these financing arrangements in the third quarter. In that regard, it is expected that the Company will recoup to its working capital a large part of the expenditures to date, and will enter into a long-term lender/lessor contract which will allow the Company to purchase with appropriate and fiscally-prudent financing arrangements the barns needed to fulfill the expected low-nitrosamine tobacco orders. Once a long-term program for financing is in place, it is expected that funds spent on the long-lived barns (tobacco-curing barns generally last 15 to 20 years) will more clearly match the revenue generated by the purchase orders, and the Company's current ratio should be enhanced significantly. These curing barns are used as part of the 2-step curing process, along with the Company's microwave processing center in Chase City, Virginia.

         The Company purchased factory equipment in the amount of approximately $82,000, and substantially completed its office renovation project in the second quarter, as well as the total upgrade of its computer system. In addition, a new system for freight handling was implemented, beginning in June 1999, and is expected to generate savings in freight costs of over $100,000 in the first year.

         The Company's $1,000,000 line of credit had a zero balance at June 30, 1999.

         Accounts receivable and payable have been in line throughout 1999, with minimal reserves required for accounts receivable, and all accounts payable remain current. The Company established during 1999 normal industry terms with all major suppliers, and collects most of its receivables through electronic funds transfer, in accordance with industry standards. Throughout 1998, while accounts receivable were paid promptly, accounts payable were handled routinely on a C.O.D. basis, reflective of the Company's much lower sales volume, heavier emphasis at the time on the costly research and technological development activities prior to patent approvals, and its resultant inability during 1998 to generate profits.


                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibits.


Exhibit
Number                   Description
-------                  -----------
  10.Y          Executive Employment Agreement dated as of April 27, 1999
                entered into by the Company, Jonnie R. Williams and Paul L.
                Perito

  10.Z Qualified Stock Option Agreement dated as of April 27, 1999 between the Company and Paul L. Perito

  27.1          Financial Data Schedule

         (b)    Form 8-K

                No report on Form 8-K was filed during the fiscal quarter for which this report is filed.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            STAR SCIENTIFIC, INC.

Date:   August 12, 1999                     /s/ James A. McNulty
                                   ---------------------------------------
                                          Authorized Signatory and
                                           Chief Financial Officer

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



F-2      Star Scientific, Inc. and Subsidiaries Condensed Consolidated Balance
         Sheets

F-3      Star Scientific, Inc. and Subsidiaries Condensed Consolidated
         Statements of Operations for the Three and Six Months Periods Ended
         June 30, 1999 and 1998 (Unaudited)

F-4      Star Scientific, Inc. and Subsidiaries Condensed Consolidated
         Statements of Cash Flows for the Six Months Ended June 30, 1999 and
         1998 (Unaudited)

F-5      Star Scientific, Inc. and Subsidiaries Notes to Condensed Consolidated
         Financial Statements for the Three and Six Months ended June 30, 1999 and 1998 (Unaudited)

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                        ASSETS

                                                                                      June 30, 1999     December 31,
                                                                                       (unaudited)          1998
                                                                                      -------------     ------------
Current assets:
   Cash                                                                                $ 1,129,691      $   102,695
   Accounts receivable:
     Trade, net                                                                          2,436,307        1,497,457
     Other                                                                                  17,477           68,271
     Inventories                                                                           827,899          636,456
     Prepaid expenses and other current assets                                              80,216          197,401
                                                                                       -----------      -----------
     Total current assets                                                                4,491,590        2,502,280

Property, plant and equipment, net                                                       4,037,287        1,704,569
Intangibles, net                                                                           279,205          135,928
Notes receivable, net                                                                      132,056           92,379
                                                                                       -----------      -----------
                                                                                       $ 8,940,138      $ 4,435,156
                                                                                       ===========      ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of notes payable                                                 $   464,000      $   379,082
   Accounts payable, trade                                                               2,060,109        2,516,658
   Federal excise taxes payable                                                          1,244,619          876,875
   Accrued expenses                                                                        318,370          646,115
   Customer deposit                                                                      1,200,000               --
   Income taxes payable                                                                    690,000               --
                                                                                       -----------      -----------
       Total current liabilities                                                         5,977,098        4,418,730

Notes payable, less current maturities                                                     384,709          611,584
                                                                                       -----------      -----------
       Total liabilities                                                                 6,361,807        5,030,314
                                                                                       -----------      -----------

Commitments and contingencies

Redeemable preferred stock
   (Series A, convertible, 250 shares issued and
   outstanding, liquidation value at December 1998)                                             --           44,000
                                                                                       -----------      -----------

Stockholders' equity (deficit):
   Common stock(A)                                                                         578,618           98,198
   Preferred stock(B)                                                                            1              143
   Additional paid-in capital                                                            8,486,547        6,668,392
   Accumulated deficit                                                                  (4,486,835)      (7,326,724)
   Unearned compensation                                                                        --          (79,167)
                                                                                       -----------      -----------
                                                                                         4,578,331         (639,158)
   Less stock subscription receivable                                                   (2,000,000)              --
                                                                                       -----------      -----------
       Total stockholders' equity (deficit)                                              2,578,331         (639,158)
                                                                                       -----------      -----------
                                                                                       $ 8,940,138      $ 4,435,156
                                                                                       ===========      ===========

----------

(A)      ($.01 par value, 100,000,000 shares authorized, 57,861,740 and
         9,819,740 shares issued and outstanding at June 30, 1999 and December 31, 1998, respectively)

(B) (Series B, convertible; 15,000 shares authorized, 61 and 14,086 shares issued and outstanding at June 30, 1999 and December 31, 1998, respectively)

            See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               Three Months Ended June 30,         Six Months Ended June 30,
                                                 1999              1998             1999              1998
                                            ------------      ------------      ------------      ------------
Net sales                                   $ 15,436,086      $  3,564,877      $ 31,217,552      $  6,506,530
Less:
   Cost of goods sold                          4,285,304         1,397,405         8,136,190         2,800,203

   Excise taxes on products                    6,134,755         1,718,143        12,527,095         2,954,950
                                            ------------      ------------      ------------      ------------
   Gross profit                                5,016,027           449,329        10,554,267           751,377
                                            ------------      ------------      ------------      ------------

Operating expenses:
   Marketing and distribution expenses         1,570,316           236,887         2,981,579           535,131
   General and administrative expenses         2,189,582           838,713         3,265,071         1,129,302
   Research and development                      247,680           454,748           365,521           702,058
                                            ------------      ------------      ------------      ------------
     Total operating expenses                  4,007,578         1,530,348         6,612,171         2,366,491
                                            ------------      ------------      ------------      ------------
     Operating income (loss)                   1,008,449        (1,081,019)        3,942,096        (1,615,114)
                                            ------------      ------------      ------------      ------------

Other (income) expenses:
   Interest expense (net of interest
     income)                                      14,534           211,777            38,243           282,399

   Other                                         (11,036)          143,072           (11,036)          159,489
                                            ------------      ------------      ------------      ------------

     Income (loss) from continuing
       operations before income taxes          1,011,947        (1,435,868)        3,914,889        (2,057,002)

Income tax expense                               300,000                --         1,075,000                --
                                            ------------      ------------      ------------      ------------
   Income (loss) from continuing
     operations                                  711,947        (1,435,868)        2,839,889        (2,057,002)

Loss from discontinued operations
   (no applicable income taxes)                       --           (80,392)               --          (164,025)
                                            ------------      ------------      ------------      ------------
Income (loss) before extraordinary
   item                                          711,947        (1,516,260)        2,839,889        (2,221,027)
                                            ------------      ------------      ------------      ------------
Extraordinary gain from extinguish-
   ment of debt (no applicable income
   taxes)                                             --                --                --           251,767
                                            ------------      ------------      ------------      ------------
Net income (loss)                           $    711,947      $ (1,516,260)     $  2,839,889      $ (1,969,260)
                                            ============      ============      ============      ============

Basic income (loss) per common share:
   Continuing operations                    $        .01      $       (.18)     $        .08      $       (.35)
   Discontinued operations                            --              (.01)               --              (.03)
   Extraordinary gain                                 --                --                --               .04
                                            ------------      ------------      ------------      ------------
   Net income (loss)                        $        .01      $       (.19)     $        .08      $       (.34)
                                            ============      ============      ============      ============

Diluted income (loss) per common share:
   Continuing operations                             .01              (.18)              .05              (.35)
   Discontinued operations                            --              (.01)               --              (.03)
   Extraordinary gain                                 --                --                --               .04
                                            ------------      ------------      ------------      ------------
   Net income (loss)                        $        .01      $       (.19)     $        .05      $       (.34)
                                            ============      ============      ============      ============

   Weighted average shares
     outstanding                              57,259,982         8,013,695        33,539,861         5,850,000
                                            ============      ============      ============      ============

   Diluted weighted average shares
     outstanding                              59,340,931         8,013,695        59,095,820         5,850,000
                                            ============      ============      ============      ============


            See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Six Months Ended June 30,
                                                                                     1999              1998
                                                                                  -----------      ------------
Operating activities:
   Net income (loss)                                                              $ 2,839,889      $(1,969,260)
   Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating
       activities:
     Depreciation, amortization and other non-cash
       charges                                                                        208,968          840,752
     Compensation expense resulting from
       issuance of common stock and options                                           296,090               --
     Extraordinary gain on extinguishment of debt                                          --         (251,767)
     Increase (decrease) in cash resulting from
         changes in:
       Current assets                                                                (962,264)        (116,305)
       Current liabilities                                                          1,340,052        1,013,692
                                                                                  -----------      -----------

Net cash provided by (used in) operating activities                                 3,722,685         (482,888)
                                                                                  -----------      -----------

Investing activities
   Increase in notes receivable                                                       (39,677)              --
   Purchases of property and equipment                                             (2,514,055)         (98,500)
   Proceeds from disposal of property and equipment                                        --          175,000
   Purchases of intangible assets                                                          --             (460)
                                                                                  -----------      -----------

Net cash provided by (used in) investing activities                                (2,553,732)          76,040
                                                                                  -----------      -----------

Financing activities:
   Proceeds from notes payable                                                         75,000           48,500
   Payments on notes payable                                                         (216,957)      (1,127,893)
   Proceeds from sale of stock                                                             --        1,488,679
                                                                                  -----------      -----------

Net cash provided by (used in) financing activities                                  (141,957)         409,286
                                                                                  -----------      -----------

Increase in cash                                                                    1,026,996            2,438

Cash, beginning of period                                                             102,695           10,929
                                                                                  -----------      -----------

Cash, end of period                                                               $ 1,129,691      $    13,367
                                                                                  ===========      ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                                     $    44,657      $   140,631
                                                                                  ===========      ===========
     Income taxes                                                                 $   385,000      $        --
                                                                                  ===========      ===========


            See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)




1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1998. Effective during the quarter ended June 30, 1999, the Company adopted the accounting provisions of Financial Accounting Standards 123, which recognizes compensation expense using a fair-value based method of determining compensation for all arrangements under which employees receive shares of stock or other equity instruments (warrants and options).

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results for a full year.

3. The Company generated net income for the periods ended June 30, 1999. Diluted earnings per share assumes conversion of common stock options and warrants.

4.       Stock based compensation:

         In March 1999, the Company granted to a non-employee member of the Board of Directors, (a) an option to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share, vesting in two equal installments on September 6, 2000 and March 6, 2002, and (b) an option to purchase an additional 500,000 shares of Common Stock at an exercise price of $3.00 per share, vesting in two equal installments on June 1, 2000 and December 1, 2001. The Company has recognized compensation expense associated with these options of $22,000 during the six months ended June 30, 1999.

         In April 1999, the Company granted stock purchase rights for 2,000,000 shares of common stock at $1 per share payable in a five-year note for $2,000,000 bearing 7% interest (85% of the note and all accruing interest are non-recourse and, as such, the stock purchase right was valued as a stock option). These stock purchase rights were granted to a key employee in connection with a 3-year employment agreement. The Company has recorded compensation expense associated therewith of approximately $50,000. Interest on the note is payable in arrears annually. Principal is payable in a lump sum on the fifth anniversary of the note. The employee was also granted an option to acquire 1,000,000 common shares at an exercise price of $1 11/16 per share. Compensation expense associated therewith of $147,000 will be recognized over the term of the employment agreement.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


4.       Stock based compensation (continued):

         In April 1999, the Company granted to two non-employee consultants and a director options to purchase 600,000 shares of common stock at an exercise price of $2 per share for past services. These shares vest on the date of grant and compensation expense of $113,700 has been recognized during the quarter ended June 30, 1999.

         During April 1999, the Company also issued 20,000 shares of stock to three employees. Compensation expense of $24,500 was recognized for the three months ended June 30, 1999.

5.       Income taxes consist of the following:


                                              Six Months      Three Months
                                                Ended            Ended
                                            June 30, 1999     June 30, 1999
                                            -------------     -------------
Current                                      $ 1,075,000      $   300,000
  Deferred                                       535,000          351,000
  Change in deferred tax asset valuation
    allowance                                   (535,000)        (351,000)
                                             -----------      -----------
                                             $ 1,075,000      $   300,000
                                             ===========      ===========

Income tax expense differs from that which would result from applying statutory tax rates to pre-tax income. A reconciliation is as follows:

         Statutory rate                                               34.0%
         State income taxes                                            7.0
         Effect of change in deferred tax asset valuation
              allowance                                              (15.1)
                                                                     -----
         Effective rate                                               25.9%
                                                                     =====

                               INDEX TO EXHIBITS


Exhibit
Number                   Description
-------                  -----------
10.y            Executive Employment Agreement dated as of April 27, 1999
                entered into by the Company, Jonnie R. Williams and Paul L.
                Perito

10.z Qualified Stock Option Agreement dated as of April 27, 1999 between the Company and Paul L. Perito

27.1            Financial Data Schedule