Form 10QSB
period 1999-09-30
STAR SCIENTIFIC INC
filed 1999-11-15
CIK 776008

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                  FORM 10-QSB

(MARK ONE)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                            OF THE EXCHANGE ACT
            FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-15324

                             STAR SCIENTIFIC, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                      52-1402131
 (STATE OR OTHER JURISDICTION         (I.R.S. EMPLOYER
              OF                    IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                             16 SOUTH MARKET STREET
                           PETERSBURG, VIRGINIA 23803
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (804) 861-0681
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                               Yes [ ]     No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,495,241 shares of Common Stock, $.01 par value, and 61 shares of Series B Convertible Preferred Stock (convertible into 200,080 shares of Common Stock), outstanding as of October 29, 1999.

     Transitional Small Business Disclosure Format (check one):

                               Yes [ ]     No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             STAR SCIENTIFIC, INC.

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    3
         Index to Condensed Consolidated Financial Statements........  F-1
         Condensed Consolidated Balance Sheets as of September 30,
           1999 (Unaudited) and December 31, 1998....................  F-2
         Condensed Consolidated Statements of Operations for the
           three months and nine months ended September 30, 1999 and
           1998 (Unaudited)..........................................  F-3
         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 (Unaudited)......  F-4
         Notes to Condensed Consolidated Financial Statements for the
           three and nine months ended September 30, 1999 and 1998
           (Unaudited)...............................................  F-5
Item 2.  Management's Discussion and Analysis or Plan of Operation...  3-6

PART II  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................    7
Signatures...........................................................    8

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     An index to the financial statements of the Company filed as a part of this report appears at Page F-1. The financial statements of the Company appear at Pages F-2 through F-6 of this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL; RECENT DEVELOPMENTS

     At its inception in 1990 and through 1994, the Company primarily was engaged in the business of manufacturing cigars and cigarettes for others as a contract manufacturer. By late 1994, the Company had commenced development and commercialization of its own brands of discount cigarettes using primarily Virginia flue-cured tobacco, without additives, and competed principally on the basis of price. At about that same time, the Company commenced a program of research and development relating to a range of safer tobacco and tobacco cessation products wherein the Company filed and secured certain Investigatory New Drug applications (INDs) from the U. S. Food and Drug Administration (FDA) to commence human testing. Shortly thereafter, the Company shifted its near-term research focus to reducing the toxicity of the tobacco leaf and tobacco smoke. In pursuance of that focus, the Company filed and received patents, as well as filed other patents which are now pending, pertaining to a tobacco leaf curing process which has been named StarCure(TM). The StarCure(TM) process, which involves the use of specially designed curing barns manufactured exclusively for the Company by Powell Manufacturing Corporation (the largest barn manufacturer in the United States), virtually precludes and/or substantially reduces the formation in the tobacco leaf of carcinogenic tobacco specific nitrosamines (TSNAs), which are widely believed by medical and scientific experts to be among the most carcinogenic compounds present in tobacco and in side stream tobacco smoke.

     The Company's long-term strategy is to aggressively increase and expand its production capacity for StarCure(TM) processed tobacco, through its 2-step barn/microwave processing facilities, and to continue to explore the development of safer smoked and smokeless tobacco products, as well as tobacco cessation products. The Company intends to integrate into its present discount brands its low TSNA StarCure(TM) tobacco within the next 24-30 months. The Company's central focus will continue to be to reduce the health hazards associated with the use of tobacco products. The Company fully accepts the evidence showing links between tobacco smoking and a variety of diseases and premature death and believes that it is unlikely that the health risks of smoked tobacco can be completely eliminated. Nevertheless, in a world where one billion people smoke, there is an urgent need to reduce the toxicity of smoked tobacco to the maximum extent possible using available technology. The Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products that are as safe as technologically possible. The Company has now demonstrated that the method it has developed and patented for curing tobacco, i.e., the StarCure(TM) process, can be scaled up to meet broad commercial needs. This coming year it anticipates that it will have the ability to produce in excess of 20 million pounds of StarCure(TM) processed tobacco in order not only to fulfill its contractual obligations under its recently executed agreement with Brown & Williamson (see below), but to provide a significant portion of that tobacco for integration into its own discount brands: MAIN STREET(R), SPORT(R), VEGAS(R) and GUNSMOKE(R) (now G.SMOKE(R)).

     In pursuance of its long-term strategy, on October 12, 1999, the Company and Brown & Williamson Tobacco Corporation ("B&W") entered into a long-term contract (the "B&W Contract") under which B&W agreed to purchase Star Cure(TM) tobacco. During the third quarter and early fourth quarter of 1999, the Company produced and delivered to B&W over three million pounds of low TSNA Star Cure(TM) processed tobacco. This tobacco will be used to explore the production feasibility and commercial acceptance of low TSNA cigarettes. In each of the years 2000 and 2001, B&W is obligated to purchase five million pounds of Virginia flue-cured tobacco that has been cured using the Star Cure(TM) process; and B&W has an option to purchase three million pounds of burley tobacco cured using the same process. B&W also has the option to become the exclusive purchaser of tobacco cured using the Star Cure(TM)process in each of the years 2002 through 2004, if it purchases from the Company at least 30 million pounds of tobacco in each of those years. During the same period and beyond that period if certain conditions are met, the Company has agreed to provide sufficient quantities of tobacco cured using the Star Cure(TM) process to meet the demands of B&W and all participating B&W affiliates, including British American Tobacco PLC, the second largest tobacco company in the world. The B&W Contract also provides that B&W will finance the Company's purchase of 600 of the specially designed curing barns and, subject to certain preconditions, an additional 400 such barns. In addition to the sale of tobacco and the financing of curing barns, B&W has agreed to collaborate with the Company in the development of a new low TSNA cigarette and the possible licensing of trademark rights to B&W in connection with the sale of this new product.

RESULTS OF OPERATIONS

     Substantially all of the Company's revenues in 1999 have been derived from sales of its four brands of discount cigarettes using primarily Virginia flue-cured tobacco and activated charcoal filters, as well as sales of its low TSNA tobacco. The third quarter results of operation reflected a continued upswing in sales of the Company's discount cigarettes as a result of growing the customer base across the country, including the addition of several major retail chains. Slight increases in product pricing had a positive effect, contributing somewhat to higher revenue from sales. In addition, the Company's sales team's emphasis on the Company's strategy to integrate into its products, within the next 24 to 30 months, the low TSNA tobacco assisted in establishing with its distribution network of over 300 businesses a connection to the Company's mission to produce less toxic tobacco products. However, no health claims with respect to the Company's low TSNA tobacco will be made directly or indirectly until there is sufficient science to justify such claims.

     Sales in the third quarter of 1999 were $27.7 million, an increase of $23.3 million, or 523% over the third quarter of 1998, and 80% over the second quarter of 1999. Year-to-date sales in 1999 of $58.9 million reflect an increase of $47.6 million, or 422% over 1998 year-to-date sales. Included in the third quarter of 1999 are sales to B&W of $4.2 million in low TSNA tobacco, with the balance of B&W's purchase order (approximately $4.8 million) to be delivered in October and November 1999. There were no such sales in 1998, except for minor leaf deliveries to major tobacco companies during the development stage of the Company's low TSNA program.

     Marketing and distribution expenses totaled $1.6 million for the third quarter, which is in line with the increased volume of sales, and reflects incentive compensation to sales personnel, and compares favorably as a percentage of sales for both the quarterly (5.6% in 1999 versus 7.3% in 1998) and year-to-date (approximately 8% in both periods) periods. The Company's marketing and distribution expenses are expected to grow significantly through the balance of 1999 and 2000 as the Company expands its commercialization capabilities.

     General and administrative expenses for the third quarter included operating costs for the Company's Chase City facility. This facility processes the low TSNA tobacco during the months of June through November. Chase City facility costs in 1998 were significantly lower, due to the experimental nature of the operation at the time, and were classified in 1998 as research and development costs, in keeping with the Company's mission at the time to develop the Star Cure(TM) process to a commercially feasible production level, which was accomplished in 1999. Other third quarter and year-to-date general and administrative costs, when compared to the comparable periods in 1998, are associated with the increased sales volume, as well as the legal and consulting costs associated with the Company's technical recruitment efforts and expansion of its Scientific Advisory Board.

     Research and development expenses in 1999 consist primarily of costs incurred by the Company for consulting services on public policy and regulatory matters, and for professional fees and expenses in connection with the Company's continuing research and development programs. Research and development expenses were significantly higher in 1998 primarily as a result of costs incurred in this period specifically related to the development of its TSNA reduction technology.

     As a percentage of net sales, total operating expenses compared favorably in 1999 at approximately 17% for the third quarter and 19% for year-to-date, a reduction from approximately 30% and 35%, respectively, for the comparable periods in 1998.

     Net interest income in 1999 reflects positively against net interest expense in 1998 for both periods, reflecting interest on higher 1999 cash balances generated by the improved operating results.

     Income tax expense reflects use of the Company's net operating loss carryover from 1998, which will be fully utilized in 1999.

     Net income of $3.4 million and $6.3 million for the three and nine months ended September 30, 1999, respectively, compared very favorably with net losses of ($1.2 million) and ($3.2 million) for the comparable 1998 periods. Earnings per share for the three and nine months ended September 30, 1999 were $.06 and $.15, respectively, versus ($.13) and ($.45) per share for the comparable 1998 periods. Weighted average shares outstanding were 57,870,048 and 41,649,923 during the three and nine months ended September 30, 1999, respectively, versus 9,398,001 and 7,045,663 for the comparable 1998 periods.

LIQUIDITY ANALYSIS

     Accounts receivable and accounts payable throughout 1999 have been current and the Company has normal industry terms with all of its suppliers, a situation that did not exist at all in 1998. During the third quarter 1999, the Company incurred approximately $3 million in capital expenditures, virtually all of it as part of the Star Cure(TM) barn production program with Powell Manufacturing, which has continued into the fourth quarter. All of the expenditures were funded from operations. Year-to-date capital expenditures have totaled approximately $5.5 million, mostly attributable to the Star Cure(TM) barn program, although there have been some relatively minor expenditures for normal office technology and manufacturing equipment.

     During the third quarter 1999, the Company negotiated a line of credit with a new lender, which is to be collateralized by accounts receivable from its cigarette business, in the amount of $3 million, and will replace its existing $1 million line. Closing is expected by the end of November. There were no borrowings against the line of credit at September 30, 1999.

     In connection with the B&W Contract, in October 1999 the Company received from B&W a non-refundable deposit of $6 million, which is to be applied toward B&W's year 2000 Star Cure(TM) processed tobacco purchase orders. These orders are expected to be at least eight million pounds. In addition, as described above, B&W has agreed to loan the Company the capital necessary to finance the purchase of up to 1,000 curing barns designed by the Company and specially manufactured for the Company by Powell Manufacturing, over 235 of which already have been delivered. The Company has expended approximately $4.7 million to date for the purchase of curing barns. The credit facility with B&W enables the Company to borrow up to $22,000 per barn and the barns purchased to date and paid for from operations will be financed through B&W.

     In October 1999, the Company also received $1 million in proceeds from the exercise of a warrant to purchase 500,000 shares of Company common stock. The Company currently has warrants outstanding to purchase a total of one million shares of common stock that are exercisable until September 2000. All of such warrants have exercise prices of $2.00 per share.

     The Company believes that its existing working capital, together with anticipated earnings from its operations, will be sufficient to meet its liquidity and capital requirements in the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, any escrow obligations it may be required to comply with under the Master Settlement Agreement (see below), the success of the Company's new product development efforts and competitive conditions.

MASTER TOBACCO SETTLEMENT AGREEMENT

     In November 1998, 46 states and several U.S. territories entered into a settlement agreement to resolve litigation that had been instituted by them against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a nonparticipating manufacturer, the Company potentially would be required to satisfy certain escrow obligations under statutes which the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called "level playing field" statutes require nonparticipating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits filed by the participating states against such nonparticipating tobacco manufacturers. Absent a legal challenge to the state specific statutes or an agreement with respect to the funding of the required escrow accounts, the Company would be obligated to place an amount equal to $1.88 per carton for 1999, and increased amounts per carton for subsequent years, in escrow accounts beginning April 2000 for sales of cigarettes occurring in each such state after the effective date of each state specific statute. Such escrowed funds will be used to fund tobacco-related litigation or settlements and if not so used, returned to the Company after 25 years. Also, absent a challenge to the state specific statutes or some accommodation as to the payment of the escrow amounts, the failure to pay the required escrow could result in penalties to the Company and potential restrictions on its ability to sell tobacco products within particular states. The Company is continuing to assess its options with respect to the state specific statutes, including a range of legal challenges to the statutes and/or the Master Settlement Agreement under a variety of legal theories, including unconstitutional taking of property. The Company has assembled a team of highly respected trial lawyers, lobbyists and constitutional scholars to assist the Company in considering and implementing these options.

YEAR 2000 ISSUES

     The Company has made an internal assessment of its information technology systems relating to Year 2000 issues at the Company's Virginia facilities. The assessment resulted in the development of a plan to prepare the Company for Year 2000 readiness. The plan included replacement of certain hardware systems and the upgrading or replacement of software applications. The costs for implementation of the Company's plan were in the $75,000-$100,000 range; all such costs were expensed as incurred. Implementation has been completed and the domestic operations of the Company have not been materially disrupted by the implementation process.

     There can be no assurance that the Company's assessment of its Year 2000 readiness resulted in the identification of all material issues, or that its plan to address the issues identified will result in the Company's being Year 2000 ready.

     The Company has contacted key vendors to obtain assurances that the operations of a key vendor, as they affect the Company, will not be interrupted because of Year 2000 issues. The Company has received assurances from its key vendors as to their compliance with Year 2000 issues. In the event that any of its vendors is not compliant as to Year 2000 issues, the Company believes this non-compliance will not cause a material interruption in the Company's business operations. Any such interruption, however, could have a material adverse effect upon the operations of the Company.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" RELATE TO FUTURE EVENTS AND EXPECTATIONS AND AS SUCH CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS "ANTICIPATES", "BELIEVES", "ESTIMATES", "EXPECTS", "PLANS", "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT THE COMPANY'S CURRENT BELIEFS AND ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO IT. ACCORDINGLY, SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH STATEMENTS. THESE RISKS, UNCERTAINTIES AND CONTINGENCIES INCLUDE, WITHOUT LIMITATION, THE CONTINUED DEVELOPMENT AND COMMERCIALIZATION OF THE COMPANY'S PROPRIETARY PATENTED PROCESS FOR

REDUCING AND/OR VIRTUALLY ELIMINATING TSNAS IN THE PROCESSING OF TOBACCO LEAF, POTENTIAL DISPUTES CONCERNING THE COMPANY'S INTELLECTUAL PROPERTY, POTENTIAL DELAYS IN OBTAINING ANY NECESSARY GOVERNMENT APPROVALS OF THE COMPANY'S PROPOSED REDUCED RISK TOBACCO PRODUCTS, MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS, THE EFFECT OF YEAR 2000 ISSUES ON CUSTOMER ORDERING PATTERNS, COMPETITION FROM COMPANIES WITH GREATER RESOURCES THAN THE COMPANY, THE COMPANY'S DECISION NOT TO JOIN THE MASTER SETTLEMENT AGREEMENT ("MSA"), THE ADOPTION OF REQUIRED STATE STATUTES AND ANY SUBSEQUENT MODIFICATION OF THE MASTER SETTLEMENT AGREEMENT. THE IMPACT OF POTENTIAL LITIGATION, IF INITIATED AGAINST OR BY INDIVIDUAL STATES THAT HAVE ADOPTED THE MSA, COULD BE MATERIALLY ADVERSE TO THE COMPANY. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR ADVISE UPON ANY SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF FILING OF THIS QUARTERLY REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. SEE ADDITIONAL DISCUSSION PREVIOUSLY INCLUDED IN THE COMPANY'S FORMS 10-QSB AND 10-KSB.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.01     Restated Certificate of Incorporation. (Form 10-KSB for
          fiscal year ended December 31, 1992).*
 3.02     Certificate of Amendment of Restated Certificate of
          Incorporation, dated March 25, 1993 and effective April 2,
          1993 (Form 10-KSB for fiscal year ended December 31, 1996).*
 3.04     Certificate of Amendment of Restated Certificate of
          Incorporation, dated December 15, 1998 (Form 8-K dated
          January 15, 1999).*
 3.05     Bylaws of the Company as Amended to Date (Form 10-KSB for
          fiscal year ended December 31, 1992).*
 4.02     Certificate of Designations, Preferences and Rights of Class
          A Convertible Preferred Stock (Form 8-K dated June 7,
          1993).*
 4.03     Certificate of Designations of Series B Convertible
          Preferred Stock (Form 10-KSB for fiscal year ended December
          31, 1996).*
10.28     Executive Employment Agreement dated as of April 12, 1999
          entered into by the Company and James A. McNulty.
10.29     Stock Option Agreement dated as of April 12, 1999 entered
          into by the Company and James A. McNulty.
10.30     Restricted Stock Award Agreement dated as of April 12, 1999 entered into by the Company and James A. McNulty.

---------------
* These items are hereby incorporated by reference from the exhibits to the filing or report indicated (Commission File No. 0-15324) and are hereby made a part of this report.

     (b) Form 8-K

          No report on Form 8-K was filed during the fiscal quarter for which this report is filed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STAR SCIENTIFIC, INC.

Date: November 15, 1999                    /s/ JAMES A. MCNULTY
                         --------------------------------------------------------
                             Authorized Signatory and Chief Financial Officer

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

F-2  Star Scientific, Inc. and Subsidiaries Condensed
       Consolidated Balance Sheets as of September 30, 1999
       (Unaudited) and December 31, 1999
F-3  Star Scientific, Inc. and Subsidiaries Condensed
       Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 1999 and 1998
       (Unaudited)
F-4  Star Scientific, Inc. and Subsidiaries Condensed
       Consolidated Statements of Cash Flows for the Nine Months
       Ended September 30, 1999 and 1998 (Unaudited)
F-5  Star Scientific, Inc. and Subsidiaries Notes to Condensed
       Consolidated Financial Statements for the Three and Nine
       Months Ended September 30, 1999 and 1998 (Unaudited)

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash......................................................   $ 1,118,065    $   102,695
  Accounts receivable:
     Trade, net.............................................     3,403,768      1,497,457
     Other..................................................        93,954         68,271
  Inventories...............................................     1,198,362        636,456
  Prepaid expenses and other current assets.................       104,716        197,401
                                                               -----------    -----------
          Total current assets..............................     5,918,865      2,502,280
Property, plant and equipment, net..........................     6,631,446      1,704,569
Intangibles, net............................................        94,482        135,928
Notes receivable, net.......................................       120,823         92,379
Other assets................................................        81,915             --
                                                               -----------    -----------
                                                               $12,847,531    $ 4,435,156
                                                               ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of notes payable.......................   $   464,000    $   379,082
  Accounts payable, trade...................................     2,211,563      2,516,658
  Federal excise taxes payable..............................       683,299        876,875
  Accrued expenses..........................................     1,101,262        646,115
  Income taxes payable......................................     2,021,000             --
                                                               -----------    -----------
          Total current liabilities.........................     6,481,124      4,418,730
Notes payable, less current maturities......................       300,062        611,584
                                                               -----------    -----------
          Total liabilities.................................     6,781,186      5,030,314
                                                               -----------    -----------
Commitments and contingencies
Redeemable preferred stock (Series A, convertible, 250
  shares issued and outstanding, liquidation value at
  December 1998)............................................            --         44,000
                                                               -----------    -----------
Stockholders' equity (deficit):
  Common stock(A)...........................................       579,275         98,198
  Preferred stock(B)........................................             1            143
  Additional paid-in capital................................     8,566,964      6,668,392
  Accumulated deficit.......................................    (1,079,895)    (7,326,724)
  Unearned compensation.....................................            --        (79,167)
                                                               -----------    -----------
                                                                 8,066,345       (639,158)
  Less stock subscription receivable........................    (2,000,000)            --
                                                               -----------    -----------
          Total stockholders' equity (deficit)..............     6,066,345       (639,158)
                                                               -----------    -----------
                                                               $12,847,531    $ 4,435,156
                                                               ===========    ===========

---------------
(A) ($.01 par value, 100,000,000 shares authorized, 57,927,560 and 9,819,740 shares issued and outstanding at September 30, 1999 and December 31, 1998, respectively)

(B) (Series B, convertible; 15,000 shares authorized, 61 and 14,086 shares issued and outstanding at September 30, 1999 and December 31, 1998, respectively)

           See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                     -------------------------   -------------------------
                                                        1999          1998          1999          1998
                                                     -----------   -----------   -----------   -----------
Net sales..........................................  $27,700,054   $ 4,448,853   $58,917,606   $11,286,618
Less:
  Cost of goods sold...............................    9,236,341     2,086,643    17,372,531     5,140,608
  Excise taxes on products.........................    8,972,076     2,082,802    21,499,171     5,037,752
                                                     -----------   -----------   -----------   -----------
  Gross profit.....................................    9,491,637       279,408    20,045,904     1,108,258
                                                     -----------   -----------   -----------   -----------
Operating expenses:
  Marketing and distribution expenses..............    1,563,316       323,966     4,544,895       893,024
  General and administrative expenses..............    3,145,548       522,494     6,410,619     1,887,447
  Research and development.........................      101,910       506,298       467,431     1,208,356
                                                     -----------   -----------   -----------   -----------
         Total operating expenses..................    4,810,774     1,352,758    11,422,945     3,988,827
                                                     -----------   -----------   -----------   -----------
         Operating income (loss)...................    4,680,863    (1,073,350)    8,622,959    (2,880,569)
                                                     -----------   -----------   -----------   -----------
Other (income) expenses:
  Interest expense (net of interest income)........      (57,076)      146,383       (18,833)      303,494
  Other............................................           --         6,946       (11,040)      305,482
                                                     -----------   -----------   -----------   -----------
                                                         (57,076)      153,329       (29,873)      608,976
                                                     -----------   -----------   -----------   -----------
         Income (loss) from continuing operations
           before income taxes.....................    4,737,939    (1,226,679)    8,652,832    (3,489,545)
Income tax expense.................................    1,331,000            --     2,406,000            --
                                                     -----------   -----------   -----------   -----------
  Income (loss) from continuing operations.........    3,406,939    (1,226,679)    6,246,832    (3,489,545)
Loss from discontinued operations (no applicable
  income taxes)....................................           --            --            --            --
                                                     -----------   -----------   -----------   -----------
Income (loss) before extraordinary item............    3,406,939    (1,226,679)    6,246,832    (3,489,545)
                                                     -----------   -----------   -----------   -----------
Extraordinary gain from extinguishment of debt (no
  applicable income taxes).........................           --            --            --       293,606
                                                     -----------   -----------   -----------   -----------
         Net income (loss).........................  $ 3,406,939   $(1,226,679)  $ 6,246,832   $(3,195,939)
                                                     ===========   ===========   ===========   ===========
Basic income (loss) per common share:
  Continuing operations............................  $       .06   $      (.13)  $       .15   $      (.49)
  Discontinued operations..........................           --            --            --            --
  Extraordinary gain...............................           --            --            --           .04
                                                     -----------   -----------   -----------   -----------
         Net income (loss).........................  $       .06   $      (.13)  $       .15   $      (.45)
                                                     ===========   ===========   ===========   ===========
Diluted income (loss) per common share:
  Continuing operations............................          .06          (.13)          .11          (.49)
  Discontinued operations..........................           --            --            --            --
  Extraordinary gain...............................           --            --            --           .04
                                                     -----------   -----------   -----------   -----------
         Net income (loss).........................  $       .06   $      (.13)  $       .11   $      (.45)
                                                     ===========   ===========   ===========   ===========
Weighted average shares outstanding................   57,870,048     9,398,001    41,649,923     7,045,663
                                                     ===========   ===========   ===========   ===========
Diluted weighted average shares outstanding........   59,991,198     9,398,001    59,195,614     7,045,663
                                                     ===========   ===========   ===========   ===========

           See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Operating activities:
  Net income (loss).........................................  $ 6,246,832   $(1,969,260)
                                                              -----------   -----------
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation, amortization and other non-cash
      charges...............................................      569,802       840,752
     Compensation expense resulting from issuance of common
      stock and options.....................................      414,675            --
     Extraordinary gain on extinguishment of debt...........           --      (251,767)
     Increase (decrease) in cash resulting from changes in:
       Current assets.......................................   (1,964,828)     (116,305)
       Current liabilities..................................    1,977,475     1,013,692
       Other assets.........................................     (513,700)           --
                                                              -----------   -----------
Net cash provided by (used in) operating activities.........    6,730,256      (482,888)
                                                              -----------   -----------
Investing activities
  Increase in notes receivable..............................      (28,444)           --
  Purchases of property and equipment.......................   (5,459,838)      (98,500)
  Proceeds from disposal of property and equipment..........           --       175,000
  Purchases of intangible assets............................           --          (460)
                                                              -----------   -----------
Net cash provided by (used in) investing activities.........   (5,488,282)       76,040
                                                              -----------   -----------
Financing activities:
  Proceeds from notes payable...............................           --        48,500
  Payments on notes payable.................................     (226,604)   (1,127,893)
  Proceeds from sale of stock...............................           --     1,488,679
                                                              -----------   -----------
Net cash provided by (used in) financing activities.........     (226,604)      409,286
                                                              -----------   -----------
Increase in cash............................................    1,015,370         2,438
Cash, beginning of period...................................      102,695        10,929
                                                              -----------   -----------
Cash, end of period.........................................  $ 1,118,065   $    13,367
                                                              ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $    65,875   $   140,631
                                                              ===========   ===========
     Income taxes...........................................  $   385,000   $        --
                                                              ===========   ===========

           See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

     1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1998. Effective during the nine months ended September 30, 1999, the Company adopted the accounting provisions of Financial Accounting Standards 123, which recognizes compensation expense using a fair-value based method of determining compensation for all arrangements under which employees receive shares of stock or other equity instruments (warrants and options).

     2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results for a full year.

     3. The Company generated net income for the periods ended September 30, 1999. Diluted earnings per share assumes conversion of common stock options and warrants.

     4. Stock based compensation: In March 1999, the Company granted to a non-employee member of the Board of Directors, (a) an option to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share, vesting in two equal installments on September 6, 2000 and March 6, 2002, and (b) an option to purchase an additional 500,000 shares of Common Stock at an exercise price of $3.00 per share, vesting in two equal installments on June 1, 2000 and December 1, 2002. The Company has recognized compensation expense associated with these options of $22,000 during the nine months ended September 30, 1999.

     In April 1999, the Company granted stock purchase rights for 2,000,000 shares of common stock at $1 per share payable in a five-year note for $2,000,000 bearing 7% interest (85% of the note and all accruing interest are non-recourse and, as such, the stock purchase right was valued as a stock option). These stock purchase rights were granted to a key employee in connection with a 3-year employment agreement. The Company has recorded compensation expense associated therewith of approximately $50,000. Interest on the note is payable in arrears annually. Principal is payable in a lump sum on the fifth anniversary of the note. The employee was also granted an option to acquire 1,000,000 shares of common stock at an exercise price of $1 11/16 per share. Compensation expense associated therewith of $147,000 will be recognized over the term of the employment agreement.

     In April 1999, the Company granted to two non-employee consultants and a director options to purchase 600,000 shares of common stock at an exercise price of $2 per share for past services. These shares vest on the date of grant and compensation expense of $113,700 has been recognized during the nine-month period ended September 30, 1999.

     In July and August 1999, the Company granted to two directors options to purchase 100,000 shares of common stock at exercise prices ranging from $3.25 to $4.125 for directors fees. These options vest upon issuance and compensation expense of $50,000 has been recognized for the nine month period ended September 30, 1999.

     During April 1999, the Company also issued 20,000 shares of common stock to three employees. Compensation expense of $24,500 was recognized for the nine months ended September 30, 1999.

     5. Income taxes consist of the following:

                                                     THREE MONTHS     NINE MONTHS
                                                         ENDED           ENDED
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         1999            1999
                                                     -------------   -------------
Current............................................   $1,331,000      $2,406,000
  Deferred.........................................      450,000         985,000
  Change in deferred tax asset valuation
     allowance.....................................     (450,000)       (985,000)
                                                      ----------      ----------
                                                      $1,331,000      $2,406,000
                                                      ==========      ==========

     Income tax expense differs from that which would result from applying statutory tax rates to pre-tax income. A reconciliation is as follows:

Statutory rate..............................................    34.0%
State income taxes..........................................     5.0
Effect of change in deferred tax asset valuation
  allowance.................................................   (11.2)
                                                               -----
Effective rate..............................................    27.8%
                                                               =====

     6. Master Settlement Agreement: Certain states have adopted the model statute under the Master Settlement Agreement. As a result, in April 2000, the Company will be required to place in escrow an amount equal to $1.88 per carton sold in each of such states from the date of adoption through December 31, 1999, and annually thereafter. Such escrowed funds will be used to fund tobacco-related litigation or settlements and if not so used, returned to the Company, with interest, after 25 years.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.01     Restated Certificate of Incorporation. (Form 10-KSB for
          fiscal year ended December 31, 1992).*
 3.02     Certificate of Amendment of Restated Certificate of
          Incorporation, dated March 25, 1993 and effective April 2,
          1993 (Form 10-KSB for fiscal year ended December 31, 1996).*
 3.04     Certificate of Amendment of Restated Certificate of
          Incorporation, dated December 15, 1998 (Form 8-K dated
          January 15, 1999).*
 3.05     Bylaws of the Company as Amended to Date (Form 10-KSB for
          fiscal year ended December 31, 1992).*
 4.02     Certificate of Designations, Preferences and Rights of Class
          A Convertible Preferred Stock (Form 8-K dated June 7,
          1993).*
 4.03     Certificate of Designations of Series B Convertible
          Preferred Stock (Form 10-KSB for fiscal year ended December
          31, 1996).*
10.28     Executive Employment Agreement dated as of April 12, 1999
          entered into by the Company and James A. McNulty.
10.29     Stock Option Agreement dated as of April, 12, 1999 entered into by the Company and James A. McNulty.
10.30     Restricted Stock Award Agreement dated as of April 12, 1999 entered into by the Company and James A. McNulty.
27        Financial Data Schedule

---------------
* These items are hereby incorporated by reference from the exhibits to the filing or report indicated (Commission File No. 0-15324) and are hereby made a part of this report.