Form 10-K
period 1999-12-31
STAR SCIENTIFIC INC
filed 2000-03-30
CIK 776008

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

                         Commission File Number: 0-15324

                              STAR SCIENTIFIC, INC.
             (Exact Name of Registrant as Specified in its charter)
                                    DELAWARE
                            (State of incorporation)
                                   52-1402131
                        (IRS Employer Identification No.)

                                 801 LIBERTY WAY
                                CHESTER, VA 23836
                    (Address of Principal Executive Offices)

                                 (804) 530-0535
              (Registrant's telephone number, including area code)

              Securities Registered under Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   --

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 14, 2000 is approximately $78,000,000. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of the any voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each class of common equity as of March 14, 2000: 58,749,201 shares of Common Stock.

     DOCUMENTS INCORPORATED BY REFERENCE: (To the Extent Indicated Herein)

Note on Forward-Looking Statements

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, UNDER THE SECTIONS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "BUSINESS" AND ELSEWHERE RELATE TO FUTURE EVENTS AND EXPECTATIONS AND AS SUCH CONSTITUTE "FORWARD-LOOKING STATEMENTS," WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," AND SIMILAR EXPRESSIONS IN THIS REPORT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AND TO VARY SIGNIFICANTLY FROM REPORTING PERIOD TO REPORTING PERIOD. SUCH FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" UNDER
ITEM 1 BELOW AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I

Item 1. Business

GENERAL

        We are engaged in: (1) the development of proprietary scientific technology for the curing of tobacco so as to prevent, retard or significantly reduce the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily, the tobacco specific nitrosamines ("TSNAs"); (2) the development of less harmful smoked tobacco products utilizing tobacco with very low levels of TSNAs (measured in parts per billion) which has been cured using the Company's proprietary StarCure(TM) process; (3) the manufacture and sale of discount cigarettes, with activated charcoal filters; (4) the research and development of tobacco cessation products; and (5) the development of smokeless tobacco products utilizing tobacco with very low levels of TSNAs (measured in parts per billion) which has been cured using the Company's proprietary StarCure(TM) process.

        Star Scientific Inc.'s ("Star" or the "Company") central focus is the reduction of the range of serious health hazards associated with the use of tobacco products. Accordingly, Star's primary corporate mission is to demonstrate the commercial viability of less harmful tobacco products and to encourage other tobacco manufacturers to utilize and/or license Star's proprietary curing technology. (When used in this Report, Star Scientific, Inc. and its wholly-owned subsidiary, Star Tobacco & Pharmaceuticals, Inc. are sometimes individually and/or collectively referred to as "Star" or the "Company".)

        The Company has an exclusive worldwide license under patents and patents pending relating to methods to prevent the formation of TSNAs in tobacco. Certain TSNAs are generally regarded by cancer researchers as the most abundant and potent carcinogens in tobacco and tobacco smoke.

        The Company has pioneered the development of an economically feasible curing (StarCure(TM)) process for preventing the formation of virtually all of the carcinogenic TSNAs in tobacco. This, in turn, reduces these carcinogens in secondhand smoke. Star's non-chemical StarCure(TM) curing process does not affect the taste, color or nicotine content of tobacco.

        Today, the Company's revenue generation is principally through its wholly-owned subsidiary, Star Tobacco & Pharmaceuticals, Inc. ("ST&P"). ST&P's predecessor, a closely held private company, was organized in 1990 and, until 1994, primarily was engaged in the business of manufacturing cigars and cigarettes for others as a contract manufacturer. By late 1994, ST&P had commenced development and commercialization of its own brands of discount cigarettes using primarily Virginia flue-cured tobacco and competed principally on the basis of price. At about that same time, ST&P commenced a program of research and development relating to a range of potentially less harmful tobacco products and tobacco cessation products wherein ST&P secured certain Investigatory New Drug applications ("INDs") from the U. S. Food and Drug Administration ("FDA") to commence human clinical testing. Shortly thereafter, ST&P shifted its near-term research focus to a technological development phase focused upon reducing the carcinogenic TSNAs in the tobacco leaf and tobacco smoke. In February 1998, ST&P merged with Eye Technology, Inc., a publicly-held OTC Bulletin Board company based in Minneapolis, Minnesota. While Eye Technology technically was the surviving corporation, in effect, control of the surviving corporation shifted to the former stockholders of ST&P and the management of ST&P became the control management of the survivor in the merger. By December 30, 1998, the assets and liabilities that comprised the pre-merger business of Eye Technology, Inc. had been sold or liquidated, and the stockholders of Eye Technology voted to change its name to Star Scientific, Inc. The Company's primary corporate focus from that time forward has centered upon the development of reduced toxin, and potentially reduced risk, tobacco products, plus continued focus upon the long term development of smoking cessation products either with a joint venture partner or a corporate pharmaceutical partner.

        Thereafter, in pursuance of the Company's focus to reduce the carcinogenic TSNAs in the tobacco leaf and tobacco smoke, the Company obtained the exclusive right to patents and patent applications which are now pending, pertaining to various aspects of the tobacco leaf curing process which has been named StarCure(TM). The proprietary StarCure(TM) process, to which the Company has an exclusive license from Regent Court Technologies LLC (as discussed herein), involves the use of specially designed curing barns and a microwave curing process using specially designed industrial size microwave ovens (operated presently from its Chase City, Virginia processing center). This proprietary StarCure(TM) process virtually precludes and/or substantially reduces the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most potent and powerful cancer-causing toxins present in tobacco and in side stream tobacco smoke. In 1999, the Company processed over 3.5 million pounds of very low-TSNA flue-cured tobacco using the StarCure (TM) process, and believes that this process is applicable to burley and other varieties of tobacco on a broad-scale commercial basis.

        The Company's long-term strategy is to aggressively increase and expand its production capacity for its proprietary StarCure(TM) process to produce very low-TSNA tobacco (carcinogenic NNKs and NNNs at less than 400 parts per billion). Further, the Company is committed to continue to explore the development of potentially less harmful smoked and smokeless tobacco products, as well as the development of tobacco cessation products. The Company has started the process of integrating its very low-TSNA StarCure(TM) tobacco into its present discount cigarette brands. Star presently markets four brands, namely, SPORT(R), MAINSTREET(R), VEGAS(R) and G-SMOKE(R) all of which now have activated charcoal filters and contain approximately 3% of very low-TSNA flue-cured tobacco because of limited availability of very low-TSNA tobacco at this time. It is anticipated that in light of Star's projected increased StarCure(TM) production during the year 2000, in excess of 20 million pounds of very low-TSNA tobacco will be processed during this year's growing season. With such increased production, Star expects to be able to totally phase into its four brands all very low-TSNA flue-cured tobacco over the next 24 months,to launch a new very low-TSNA cigarette brand that also will have activated charcoal filters, and contemporaneously to fulfill its tobacco supply commitments to Brown & Williamson Tobacco Corporation ("B&W"), the third largest tobacco company in the United States. (See "Relationship with B&W".)

        The Company has announced plans to launch before the end of the third quarter of 2000, the first very low-TSNA cigarette. This cigarette, which will have a new name chosen by late Spring 2000, will have an activated charcoal filter. The Company's central focus will continue to be to be aimed at reducing the health hazards associated with the use of smoked and smokeless tobacco products. The Company fully accepts the evidence showing links between tobacco smoking and a variety of diseases and premature death and believes that it is unlikely that the health risks of smoked tobacco can be completely eliminated. Nevertheless, in a world where 1.1 billion people smoke and use other tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible using available technology. The Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products that are as safe as technologically possible. The Company has now demonstrated that the method it has developed for curing tobacco using its proprietary StarCure(TM) process, can be scaled up to meet broad commercial needs in the United States and abroad. The Company's new brand will be the first cigarette to be launched in the United States which utilizes StarCure(TM) very low-TSNA flue-cured tobacco, as well as burley tobacco selected for its low-TSNA content, and a small portion of sun dried oriental tobacco. The Company's new brand will also use an activated charcoal filter aimed at reducing the levels of certain vapor phase toxins.

PRODUCTS

        Discount Cigarettes

        Star currently manufactures and sells four brands of discount cigarettes, MAINSTREET(R), SPORT(R), VEGAS(R) and G-SMOKE(R) (formerly GUNSMOKE(TM)), through approximately 325 tobacco distributors throughout the United States. The cigarettes are sold as discount brands. Star does not engage in extensive advertising or marketing programs for its cigarette products, but relies primarily upon price communications with distributors and, to a lesser extent, on product appearance and taste in order to compete in the marketplace. There were no export sales by the Company in 1999.

        In an effort to implement Star's corporate mission to develop potentially less harmful tobacco products, Star intends to phase its very low-TSNA tobacco which has been cured through its proprietary StarCure(TM) process into its discount cigarettes within the next 24 months. As of July 1, 1999, Star changed all of its filters to activated charcoal because of recommendations from leading health advocates and respected research scientists to the effect that activated charcoal filters reduce certain vapor phase toxins in tobacco smoke. Star intends to continue to use activated charcoal filters in all of its discount cigarettes, as well as in its new brand.

        Processed Tobacco

        In 1999, Star processed and sold over 3.5 million pounds of low-TSNA flue-cured tobacco that had been cured using its proprietary StarCure(TM) process. All of these sales were made to B&W, pursuant to Star's contractual arrangements with B&W described elsewhere in this Report. These sales accounted for approximately 10% of the Company's net sales in 1999. During 2000, Star expects to process, sell and/or use for its own brands in excess of 20 million pounds of very low-TSNA tobacco cured using the StarCure(TM) process. Star expects that a minimum of 8 million pounds will be sold to B&W pursuant to its Supply Agreement. The remaining portion will be integrated into Star's own discount cigarette brands over the next 24 months and/or will be available for sale to B&W or other cigarette manufacturers. The Company's long-term goal is to derive an increasingly larger percentage of its revenues from sub-licensing its StarCure(TM) process to major cigarette manufacturers.

        Smokeless Tobacco Products Containing Very Low-TSNA Tobacco

        Scientific research has shown that TSNAs may be the most significant carcinogens in smokeless tobacco products commonly known as "chew", "dip" and "snuff". Accordingly, in the year 2000 Star intends to devote substantial resources toward the development of very low-TSNA smokeless tobacco products. Star expects to undertake those projects in concert with a major tobacco company as a strategic partner or licensee. No assurance can be given at this time that such a product will be developed and successfully commercialized.

        Tobacco-Flavored Chewing Gum and Lozenges and Chewing Gum Containing Tobacco Extract

        The Company is in current discussions with a major pharmaceutical company to joint venture, partner and/or license its technology to produce tobacco cessation products. Star has produced for pilot Phase I testing both a chewing gum and a tobacco lozenge, each containing very low-TSNA tobacco, as potential smoking cessation products. The gum/lozenge products contain nicotine, as well as the MAO-inhibitor known to be present in tobacco. In anticipation of a then pending legislative proposal to provide the FDA with new legislative authority to regulate tobacco products, Star submitted and received approval of an IND for the gum product from the FDA. Star commenced a Phase I Human Clinical Trial in the second quarter of 1998 in order to demonstrate the safety of the product for smoking cessation purposes. Star has developed lozenges which contain tobacco extract. Star has not yet filed an IND application with the FDA covering lozenges, and in the current regulatory environment it is unlikely to do so. Neither the gum nor the lozenge may be sold in the United States as pharmaceutical products unless and until the FDA has approved a New Drug Application for such products. No assurances can be given when or if Star might obtain such approvals or that, even if such approvals are obtained, whether there will be significant revenues from the sale of either. Given the present uncertain status of the FDA's authority to regulate tobacco products, it now appears that to be sold as pharmaceutical products these tobacco-containing cessation products would be required to undergo all of the preclinical and clinical testing required of a new drug product. It seems unlikely at the present time that undertaking such testing would produce an adequate return on investment. Star continues to investigate and explore opportunities for these products in Western and Eastern Europe, and in other countries where regulating authorities appear to be more receptive to the development of reduced risk and less hazardous tobacco products. Star has taken a public position, unanimously supported by its Board of Directors, that it is in favor of comprehensive FDA regulation of all tobacco products.

SALES AND MARKETING

        Star's four brands of discount cigarettes are each sold in a variety of sizes and styles, i.e., king size and 100s, soft pack and hinged box, regular flavor and menthol, and full flavor, lights and ultra lights. Star utilizes its own specified blend of tobaccos in each brand. The blend consists of Virginia flue-cured, burley and oriental varieties of tobacco, which is typical of American-style cigarettes.

        Star uses stylized packaging designs for its four brands of discount cigarettes. As is typical in the cigarette industry, Star utilizes different colors, e.g., green for menthol and similar designs on its packaging to denote different product styles. Star primarily conducts trade journal and direct mail advertising to the industry and not advertising directed to consumers. Star does provide to its distributor customers, for redistribution to retailers, point-of-sale materials such as posters, pull signs, display racks as well as counter top and floor displays. Also, Star produces marketing materials for use by distributors and their direct sales force to promote Star cigarettes to their retail customers.

        It is Star's strategy to rely to a large degree upon distributors to promote and sell Star's brands to retail customers. In 1999 Star sold its discount cigarettes to a total of approximately 325 distributors located in 48 states. The distributors maintain state and, where applicable, municipal government tobacco product licenses, apply state and/or local cigarette tax stamps when needed, and resell the cigarettes to retailers. Star delivers its products directly to distributors mainly by common carrier trucks. Star's distributor customers primarily serve convenience stores, gas stations and other outlets and stores. No one distributor accounted for more than 10% of Star's revenues in 1999.

        During 1999, Star experienced substantial sales growth. Star believes that the price increases imposed upon the major cigarette manufacturers created an increased demand for low-price cigarettes. In late 1999, Star initiated an aggressive expansion of its marketing and sales organization to respond to its anticipated increase in demand, not only for its present products, but for what the Company believes will be a demand by knowledgeable smokers for products which deliver less toxins, i.e. Star's new brand expected to be launched in the third quarter. This growth began under the leadership of its Chief Executive Officer, Mr. Jonnie R. Williams, and then under the leadership of its Vice President of Sales and Marketing, Mr. David M. Dean and Mr. Sheldon Bogaz, Vice President of Trade Operations. Mr. Dean, who came to Star with extensive health care oriented marketing expertise, supervises a staff of eleven regional sales representatives who direct a field sales force. By the end of 2000, Star plans to increase its sales force to cover a greater number of distributors located throughout the 48 contiguous states.

PURCHASING

        During 1999, the majority of tobacco used in Star's cigarettes was purchased from a recognized leaf dealer in "cut rag" form, meaning that the tobacco has been cut, processed and flavored to Star's specifications, and is ready when delivered to Star for the manufacturing process. The Company expects during 2000 and thereafter to purchase increasing amounts of the tobacco needed for its business directly from tobacco farmers.

MANUFACTURING

        All of the tobacco planned to be used by the Company in 2000 in the production of its very low-TSNA tobacco either for sale to B&W and potentially other parties, or for incorporation into Star's own cigarettes, or in the development by Star of smokeless tobacco products, will be cured using Star's proprietary StarCure(TM) process. The StarCure(TM) process utilizes specially equipped curing barns and microwave technology. The specially designed curing barns, which incorporate the StarCure(TM) processing technology, are manufactured exclusively for Star by Powell Manufacturing Company of Bennettsville, South Carolina ("Powell"). Powell is the largest manufacturer of curing barns in the U.S. These specially designed barns are erected on site at the tobacco farms which provide Star with its tobacco. Approximately 550 of these barns have already been manufactured and delivered and contracts with tobacco farmers for approximately 350 additional curing barns have either been executed or are being finalized. Star anticipates that Powell will have provided Star with over 1,000 such barns by the end of 2000. Financing for a majority of these barns is provided by B&W (see "Relationship With B&W"). The Company's StarCure(TM) very low-TSNA tobacco is also processed in specially designed microwaves at its StarCure(TM) processing facility, a leased facility in Chase City, Virginia. Star's processing facility in Chase City is presently undergoing construction to substantially expand its capacity to process larger amounts of very low-TSNA tobacco. Star anticipates that it will be able to produce in excess of 20 million pounds of StarCure(TM) tobacco (both flue-cured and burley) during the year 2000 growing season.

        Star's cigarettes are manufactured at its facility in Petersburg, Virginia and under contract. The tobacco is combined with filters and paper in a "maker" which produces finished cigarettes, which in turn are placed in a "packer" which provides packaging into standard 20-cigarette packs and ten-pack cartons. Star believes its manufacturing facilities, plus the additional manufacturing contract relationship now in place with B&W, will allow Star to respond to its growing demand for the foreseeable future.

RELATIONSHIP WITH B&W

        On October 12, 1999, the Company and B&W entered into the Supply Agreement under which B&W agreed to purchase Star Cure(TM) tobacco. During the third quarter and early fourth quarter of 1999, the Company produced and delivered to B&W approximately 3.5 million pounds of very low-TSNA Star Cure(TM) processed tobacco. This tobacco will be used to explore the production feasibility and commercial acceptance of very low-TSNA cigarettes. In each of the years 2000 and 2001, B&W is obligated to purchase from Star five million pounds of Virginia flue-cured tobacco that has been cured using the Star Cure(TM) process; and B&W has an option to purchase three million pounds of burley tobacco cured using the same process. B&W also has the option to become the exclusive purchaser of tobacco cured using the Star Cure(TM) process in each of the years 2002 through 2004, if it purchases from the Company at least 30 million pounds of tobacco in each of those years. During the same period and beyond that period if certain conditions are met, the Company has agreed to provide sufficient quantities of tobacco cured using the Star Cure(TM) process to meet the demands of B&W and all participating B&W affiliates, including British American Tobacco PLC, the second largest tobacco company in the world.

        Further, B&W has agreed to finance the Company's purchase of 600 of the specially designed curing barns and, subject to certain preconditions, an additional 400 such barns. In addition, B&W has agreed to collaborate with the Company in the development of a new very low-TSNA cigarette and the possible licensing of trademark rights to B&W in connection with the sale of this new product.

        Star in 1999 entered into a manufacturing agreement under which B&W has agreed to manufacture cigarettes for Star. Also, Star has entered into an agreement under which B&W is supplying leaf tobacco to Star for use in its tobacco products.

COMPETITION

        Star's primary competition for conventional cigarettes is from the four "majors," that is, Philip Morris, the brands of which accounted for approximately 50% of all cigarette sales in the United States in 1999, R.J. Reynolds, B&W and Lorillard, each of which has substantially greater financial and operating resources than Star. Star also encounters significant competition from several other smaller U.S. manufacturers of cigarettes, as well as importers of cigarettes manufactured in foreign countries. Many of these manufacturers and importers have substantially greater financial, manufacturing, marketing and other resources than Star.

        Star's current conventional smoked products compete principally on the basis of price and possibly quality of product. Generally speaking, there are three price categories of cigarettes in the United States, "premium," which includes such brands as Marlboro(R) and Camel(R), "full-price," which includes such brands as Doral(R) and GPC(R), and "discount," which as a group account for only a small percentage (approximately 3%) of the U.S. cigarette market. Each of Star's brands is priced in the discount category. Other competitive factors include package design, taste and the amount of marketing support provided to distributors and retailers. At the consumer level, brand loyalty also is a significant factor.

        Star is not aware of any other company which currently produces very low-TSNA tobacco on a commercial basis, although one Swedish company, Swedish Match, has worked with various varieties of tobacco under crop management environments and other methods in an effort to maintain low-TSNAs in its smokeless products. Star is not aware of any other company that now incorporates very low-TSNA tobacco into their cigarettes or other tobacco products. B&W now has in its possession approximately 3.5 million pounds of very low-TSNA tobacco, but has not made a public announcement of when it will start using that tobacco in its current products or in a new product. However, recent announcements by several of the major tobacco companies indicate that certain of these companies either have commenced exploration or intend to explore the production of low-TSNA tobacco in the next few years and the incorporation of low-TSNA tobacco into their cigarettes. Star believes that if it is successful in commercializing its unique very low-TSNA cigarettes and/or in developing and commercializing very low-TSNA smokeless tobacco, it is inevitable that many of the major tobacco companies will follow its lead.

        If the Company is successful in developing and commercializing smoking reduction or cessation products, it will encounter stiff competition. Smoking cessation products that are approved for sale in the United States by the FDA are primarily nicotine delivery products (nicotine only) designed to wean the patient from nicotine addiction over a period of time ranging from 30 days to six weeks. Three products, Nicorette(R), a nicotine chewing gum, and Nicotrol(R) and NicoDerm(R), both transdermal nicotine patches, constituted substantially all of the U.S. pharmaceutical nicotine market in 1999. All of these products are sold over-the-counter. Zyban(R), (bupropion), a prescription drug which originally was developed and is still sold under another proprietary name as an antidepressant was introduced to the market in 1997 and has been demonstrated to be useful as a cessation product. Star understands that sales of Zyban(R) to date have been substantial and that Zyban(R) is often prescribed by physicians to be used in conjunction with nicotine delivery products.

        Star's principal competitors in the cessation and reduction market include Smith Kline Beecham, the McNeil Consumer Division of Johnson & Johnson, Glaxo-Wellcome and Pharmacia-Upjohn, all of which have capital resources, research and development staffs, facilities, experience in conducting clinical trials and obtaining regulatory approvals, and experience in manufacturing and marketing their products which are significantly greater than those of Star. In addition, there are several companies developing new technologies aimed at smoking cessation therapies. There also are a number of consumer products which do not require FDA approval as therapeutic drug products but which nevertheless are advertised as alternatives to smoking or as help in the reduction of smoking. For example, at least one of the leading United States confectionery chewing gum manufacturers has advertised its gum products as an alternative to cigarettes. There are also non-tobacco cigarettes produced with fillers such as lettuce and herbs. In addition to the use of consumable products for smoking cessation or reduction purposes, medical practitioners and others have developed a variety of programs intended to assist a person in withdrawing from nicotine dependence. Treatments used include psychological counseling, hypnosis, group therapy and behavior modification techniques. There can be no assurance that Star can overcome regulatory barriers to marketing its tobacco-containing cessation products or that Star's competitors will not succeed in developing technologies and products that are more effective than Star's product candidates, that are less toxic than Star's products or that would render Star's products obsolete or non-competitive.

GOVERNMENT REGULATION

        The manufacture and sale of cigarettes and other tobacco products and of pharmaceutical products are subject to extensive federal and state governmental regulation in the United States and by comparable authorities in many foreign countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of Star's products.

        There are multiple bills pending before the 106th Congress and in several state legislatures which, if enacted, would significantly change the United States tobacco industry. Some of these federal bills contain provisions which would provide substantial federal government funds for smoking cessation programs and products, as well as incentives to tobacco companies and others to produce less harmful or reduced-risk tobacco products. Star is unable to predict what effect, if any, these provisions, if enacted, would have on Star's technology for very low-TSNA tobacco or the sale of Star's smoking cessation products and/or reduced-risk tobacco products. The Company believes, however, that any bill that requires manufacturers to reduce or disclose levels of TSNAs in tobacco or tobacco smoke would be beneficial. Star announced on February 29, at a press conference held at the Dirksen Senate Office Building, its support of a bi-partisan tobacco labeling Bill (S. 2125) introduced by Senators Frank Lautenberg (D. N.J.), Richard Lugar (R. IND.), Richard J. Durbin, (D. ILL.), and Lincoln D. Chafee (R. R.I.). The Senate Bill, entitled the "Smoker's Right to Know and Truth in Tobacco Labeling Act", would, if enacted, significantly enhance the current tobacco package warning labels and require disclosure of toxic ingredients and health affects. The Bill would require all manufacturers to disclose cancer-causing agents, including carcinogenic TSNAs, as well as the percentage of such carcinogens "relative to the average of such concentration of such carcinogen in the sales weighted average of all cigarettes marketed in the United States." If enacted, Star believes such mandated disclosure would be beneficial to informed adult smokers, as well as the Company.

        FDA Regulation

        The FDA has promulgated regulations governing the sale and advertising of tobacco products designed primarily to discourage the sale to, and consumption by, adolescents and children. The authority of the FDA to promulgate such regulations was challenged in the federal courts. A federal District Court upheld the FDA's authority to promulgate such regulations but ruled that certain of the regulations restricting advertising were invalid as violative of the constitutional right of free speech. On appeal, the United States Court of Appeals for the Fourth Circuit affirmed portions of the District Court opinion that held the FDA could not regulate tobacco advertising and ruled that the executive branch of the United States government, in particular the FDA, does not have any authority to regulate tobacco products generally. The federal government appealed the Appeals Court's ruling and the matter was heard by the United States Supreme Court in late 1999.

        On March 21, 2000, the Supreme Court in a five to four decision held that the Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Given the decision by the

Supreme Court it is unclear whether the 106th or 107th Congress will act to grant such authority to the FDA, although legislation that would create such authority has already been introduced in Congress.

            Star believes that in the future reasoned FDA regulation will better enable the Company to compete in its particular market niche. Accordingly, the Company has publicly announced its support for comprehensive FDA regulation of tobacco products. The Company has shared the results of its proprietary curing process with the FDA. The Company believes that the commercial value of its proprietary StarCure(TM) tobacco curing process will depend in part upon its validation by the scientific, health care and public health communities. The Company believes that well designed and carefully executed tests and clinical trials with resulting data shared with the scientific and public health communities would further its objective of attaining more general acceptance for its unique proprietary StarCure(TM) technology.

            Federal Trade Commission

            The requirements for health warnings on cigarettes is governed by the Federal Cigarette Labeling and Advertising Act ("Labeling Act"). The Labeling Act imposes labeling and advertising requirements on the manufacturers, packagers, and importers of cigarettes and requires any company wishing to sell cigarettes within the United States to submit a plan to the Federal Trade Commission explaining how it will comply with the warning label display requirements. Star has submitted such plans in the past, and the Federal Trade Commission has approved its labeling plans.

            Bureau of Alcohol, Tobacco and Firearms

            Manufacturers and importers of tobacco products are taxed pursuant to regulations promulgated by the federal Bureau of Alcohol, Tobacco and Firearms under authority of the Internal Revenue Code of 1986, as amended. The Company's tobacco products are subject to tax under such regulations.

            State and Municipal Laws

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

            Master Tobacco Settlement Agreement

            In November 1998, 46 states and several U.S. territories entered into a settlement agreement (the "Master Settlement Agreement") to resolve litigation that had been instituted by them against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a nonparticipating manufacturer, the Company is required to satisfy certain escrow obligations under statutes which the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called "level playing field" statutes require nonparticipating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such nonparticipating tobacco manufacturers. Absent a legal challenge to the state specific statutes or an agreement with respect to the funding of the required escrow accounts, the Company is obligated to place an amount equal to $1.88 per carton for 1999, and increased amounts per carton for subsequent years ($2.09 in 2000, $2.72 in 2001-2002, $3.35 in 2003-2006 and $3.77 thereafter), in escrow accounts,
beginning April 2000 and annually thereafter, for sales of cigarettes occurring in the prior year in each such state after the effective date of each state specific statute. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in some states. If not used to satisfy judgments or settlements, the funds will be returned to the Company
25 years after the applicable date of deposit. Also, absent a challenge to the state specific statutes or some accommodation as to the payment of the escrow amounts, the failure to pay the required escrow could result in penalties to the Company and potential restrictions on its ability to sell tobacco products within particular states. The Company is continuing to assess its options with respect to the state specific statutes, including a range of potential legal challenges to the statutes and/or the Master Settlement Agreement under a variety of legal theories, including unconstitutional taking of property.

            As of January 1, 2000, thirty-seven states had adopted model "level playing field" statutes and Star's purported obligations under those statutes is approximately $10.6 million with respect to 1999 sales. The Company's Board of Directors has authorized the Company to fund the escrow obligations for 1999 under protest and to prepare a draft complaint for consideration by the Company's Board of Directors.

            Virginia Incentive Rebates

            In 1999, the Commonwealth of Virginia enacted legislation that explicitly encourages the manufacture and sale of "products that reduce the carcinogenic TSNA levels in tobacco products." That legislation, pursuant to House Bill 2635 and Senate Bill 1165 (1999), provides that $2,000,000 shall be made available to the Virginia Economic Development Partnership to provide for economic development incentive rebates to assist Virginia companies that reduce carcinogenic TSNA levels in tobacco products and pass a portion of that rebate on to tobacco farmers. The Company believes that it is the only company in Virginia that produced any very low-TSNA tobacco in Virginia during the 1999 growing season and, thus, the only company that could qualify for these rebates.

            Canadian Proposed Regulations for Tobacco Packaging

            The Canadian government in 1999 proposed new labeling regulations that would require disclosure of the amount of selected toxic emissions and constituents, including TSNAs, in tobacco products sold in Canada, as well as an explanatory phrase regarding each such toxic substance. The proposed phrase regarding TSNAs would require a warning, that "NITROSAMINES CAUSE CANCER. THEY ARE THE MOST ACTIVE CANCER-CAUSING AGENTS IN TOBACCO." Star believes that, if adopted, the proposed regulations, which would require such disclosure on cigarette labels covering 60% of the top of the principal display panel, could benefit the Company to the extent that Star or any future Star licensee markets tobacco in Canada. Star is currently exploring opportunities for the use of its very low-TSNA tobacco in Canada, either directly or through a license granted by Star to one or more tobacco companies which market cigarettes in Canada.

RESEARCH AND DEVELOPMENT

            In the mid-1990's, Star commenced research and development activities based upon newly-conceived technology for the processing of tobacco so as to preclude, eliminate or substantially reduce TSNAs to very low levels. This technology is under exclusive license from a company in which the technology's inventor and the Company's founder and current Chief Executive Officer, Jonnie R. Williams, is part owner. (See "Patents, Trademarks and Licenses.") TSNAs are generally recognized by health researchers to be among the most potent and abundant carcinogens in tobacco and tobacco smoke. Star's research and development activities have focused on: (1) perfecting and testing its proprietary methods for processing tobacco: (2) developing products which incorporate Star's specially-processed tobacco, including products for the smoked and smokeless tobacco markets: (3) establishing a patent position; and
(4) developing relationships with tobacco farmers, as well as the tobacco industry, with a view to the commercialization of Star's processes. Star's research and development efforts culminated in the development of various aspects of the StarCure(TM) process, with respect to which Star has exclusive rights to patents as well as patent applications which are pending (see "Patents, Trademarks and Licenses").

Star has convened a Scientific Advisory Board of highly regarded physicians, scientists, and public health experts to provide it with counsel on how best to proceed forward in a variety of scientific and research oriented areas. The Scientific Advisory Board is chaired ex officio by Dr. Jerome H. Jaffe, Star's Medical and Scientific Director.

            Proprietary Technology

            The process of curing or drying tobacco so that it is suitable for production into tobacco products begins immediately upon harvesting of the tobacco leaf. The two principal varieties of tobacco leaf in the United States are Virginia flue-cured tobacco and burley tobacco, both of which are typically used in American-made cigarettes to produce what is referred to as an American blend. Under conventional curing methods with Virginia flue-cured tobacco, the leaves are hung in enclosed barns and are then exposed to gas-fired heat, while with burley tobacco the leaves are hung in sheds to dry naturally. The curing process for Virginia flue-cured tobacco takes approximately 5 to 7 days and for burley tobacco a month, or more.

            The Company's StarCure(TM) proprietary curing technology is applicable to Virginia flue-cured tobacco and, the Company believes, to burley tobacco, and most likely to other varieties widely used throughout the world on a broad-scale commercial basis. Star's curing process essentially arrests or eliminates microbial activity that normally occurs during curing, thereby preventing the production of TSNAs. Star's curing technology does not, however, alter or affect taste, color or the nicotine content of tobacco. The Company makes no claim or representation that its StarCure(TM) proprietary curing process reduces any harmful chemical constituents in tobacco and/or tobacco smoke other than TSNAs. Additionally, the Company makes no claim that the elimination of TSNAs reduces the risk of disease from smoking. Star has been careful not to make any health claims, directly or indirectly, since there is not yet clinical evidence to show that a reduction in these specific carcinogens in tobacco will translate into a reduced health risk.

            Star's proprietary curing technology has been licensed to Star in an agreement which grants to Star certain exclusive worldwide rights with a right of sublicense. See "Patents, Trademarks and Licenses" below. It is Star's objective to achieve widespread acceptance of its proprietary tobacco curing technology as a standard for the manufacture of potentially less harmful tobacco products and as a basis for the use of low-TSNA tobacco in the production of smoking cessation products.

            Star conducted a pilot program during the 1998 U.S. tobacco harvest season (July through October). The purposes of this program were: (1) to continue to test and perfect Star's curing processes in quantities and under conditions which would serve as a model for future operations; (2) to test custom designed equipment; (3) to provide processed tobacco to major manufacturers in quantities for testing and test market purposes; and (4) to demonstrate the commercial feasibility of adoption of Star's processes for widespread use in the production of tobacco products. The program was operated from the Company's facility in Chase City, Virginia. The Company completed the pilot program and believes it achieved the objectives described above. In 1999, Star processed over 3.5 million pounds of very low-TSNA tobacco using the StarCure(TM) process. As discussed above, Star expects to process over 20 million pounds of very low-TSNA tobacco during the 2000 growing season.

            Development of Very Low-TSNA Cigarette

            Star plans to market the first very low-TSNA cigarette to be sold in the United States before the end of the third quarter of 2000. This cigarette will use Virginia flue cured tobacco processed using the proprietary StarCure(TM) process, as well as other tobaccos (burley and oriental) selected for low-TSNA levels. It is anticipated that, compared to leading brands, their cigarette will achieve up to a 90% reduction of the carcinogenic TSNAs in the tobacco and more than an 80% reduction of TSNAs in tobacco smoke (measured by the FTC method) with comparable tar and nicotine yields. Also, the product will have an activated charcoal filter that, it is anticipated, will reduce certain gas and vapor phase toxic substances.

            Prior Development of CigRx(TM)

            In 1997 Star submitted a cigarette product that it called "CigRx(TM)" to the FDA as a pharmaceutical product. The objective was to offer a product to help patients who relapse after a trial of smoking cessation to prepare for another cessation attempt while reducing exposure to TSNAs. Star is not aware of any other company submitting a tobacco product for FDA clearance. Star's strategy has since changed, and it will not seek FDA approval for CigRx(TM) A Phase I study, under an FDA-reviewed protocol, was completed at the Virginia Commonwealth University under the direction of Professor William Barr, Director of the Center for Drug Studies. The study, involving male and female subjects, was a cross-over study designed to test in vivo elimination or reduction of TSNAs following the smoking of CigRx(TM) cigarettes compared to the subjects' normally used cigarettes. These test cigarettes were made entirely from flue-cured Virginia tobacco with no added flavorings. The average total TSNA levels in the tobacco itself at the time of testing were about 100 parts per billion, as compared to more than 3,000 parts per billion in popular brands. As measured by the current Federal Trade Commission method, the CigRx(TM) cigarettes used in the study delivered substantially less carbon monoxide (4.8 milligrams versus 12.2 milligrams) and about half as much tar (7.0 milligrams versus 14.0 milligrams) compared to an average of the best selling full-flavored cigarettes. The study contrasted Star's product with conventional brands in terms of breath levels of carbon monoxide, blood levels of nicotine, and urinary levels of TSNAs. On the CigRx(TM) product, blood nicotine levels were somewhat higher and carbon monoxide was substantially lower. Urinary levels of TSNA (as measured by NNAL) were analyzed by the American Health Foundation. The average levels of NNAL and its metabolite after 9 days on the CigRx(TM) product were reduced substantially, consistent with published data showing that TSNAs leave the body slowly over 90 to 120 days.

PRODUCT LIABILITY

            In the United States, there have been numerous and well-publicized lawsuits against the largest manufacturers of cigarettes and other tobacco products initiated by state and municipal governmental units, health care providers and insurers, individuals (for themselves and on a class-action basis) and by others. The legal theories underlying such lawsuits are varied, but are generally based upon one or more of the following: (1) manufacturer defendants have deceived consumers about the health risks associated with tobacco product consumption; (2) such defendants knew or should have known about various harmful ingredients of their products and failed to adequately warn consumers about the potential harmful effects of those ingredients; and (3) such defendants knew of the addictive attributes of nicotine and have purposefully manipulated their product ingredients so as to enhance the delivery of nicotine.

            Star believes that the risk of being named a defendant in a lawsuit of the type described above is relatively low, and therefore the risk of liability in any such lawsuit is relatively low, because Star: (1) has not at any time advertised its tobacco products to consumers except for point-of-purchase materials; (2) has conducted research on the chemical or other constituents of its products only in the course of trying to reduce the delivery of toxic materials; (3) has not "manipulated" the nicotine content or delivery of its tobacco products; and (4) has stated unequivocally that smoking involves a range of serious health risks, is addictive, and that smoked cigarettes products can never be produced in a "safe" fashion. Moreover, Star's brands have been sold for only a relatively short period of time, i.e., since 1994, and the volume of sales has not been substantial in relation to the volume generated by the larger manufacturers.

            Star maintains product liability insurance which is limited to any claims that tobacco products manufactured by or for Star contain any foreign object. Such insurance does not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. Star does not believe that such insurance currently can be obtained. A lawsuit against the Company based upon claims not covered by its product liability insurance could have a materially adverse effect upon the Company.

PATENTS, TRADEMARKS AND LICENSES

            License Agreement with Regent Court Technologies

            Star is the licensee under a license agreement (the "License Agreement") with the licensor, Regent Court Technologies LLC ("Regent Court"), a limited liability company of which Jonnie R. Williams, the Company's founder and Chief Executive Officer and Francis E. O'Donnell, Jr., M.D. are the sole members. The License Agreement provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to Star, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor's patent rights and know-how relating to the processes for curing tobacco so as to eliminate TSNAs or reduce them to insignificant levels, and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereinafter developed. This license includes inventions of Regent Court and its affiliates during the term of the License Agreement relating to the production, treatment or curing of tobacco, or a method of manufacturing a product containing tobacco, and of extracting one or more substances from tobacco for the purpose of incorporating such substance or substances in a product or products.

            Star is obligated to pay to Regent Court a royalty of 2% on all net sales of products by it and any affiliated sublicensees, and 6% on all fees and royalties received by it from unaffiliated sublicensees, less any related research and development costs incurred by Star. The License Agreement expires with the expiration of the last of any applicable patents. Two U.S. patents have been issued, and additional patent applications are pending in the United States and in approximately 80 foreign jurisdictions. Star paid no royalties to the licensor in 1999.

            The License Agreement may be terminated by Star upon 30 days written notice. The License Agreement may also be terminated by Regent Court (a) upon a default in the payment of royalties or a failure to submit a correct accounting continuing for at least 30 days after written notice, or (b) upon a material breach of any other obligation of Star under the License Agreement continuing for at least 60 days after written notice. A material breach may include a sublicense of the Patent Rights (as defined in the License Agreement) without obtaining a written agreement of the sublicensee to be obligated to Regent Court under the License Agreement. Star is also obligated to provide Regent Court with copies of all patent applications by it relating to the Patent Rights. For purposes of determining materiality, a breach shall be deemed material if such breach results in a loss of royalties exceeding $100,000.

            The License Agreement obligates Star to prosecute and pay for U.S. and foreign patent rights. The License Agreement contains other provisions typically found in a patent license agreement, such as provisions governing patent enforcement and the defense of any infringement claims against Star and its sublicensees. The License Agreement further provides that any obligation or liability related to patent infringement matters brought against Star will be borne by Star. Star has agreed to indemnify and defend the licensor and its affiliates against losses incurred in connection with Star's use, sale or other disposition of any licensed product or the exercise of any rights under the License Agreement. Regent Court has made no representations to Star in any documents regarding the efficacy of the licensed technology.

            Patents and Proprietary Rights

            Under the License Agreement, Star has exclusive rights to two issued patents and pending patent applications. The issued and pending patents cover the current technology for reducing the level of TSNAs in tobacco. Corresponding patent filings have been initiated in numerous foreign countries. There can be no assurance that patents will issue from any of the pending applications, that claims which may be allowed thereunder will be sufficient to protect the intellectual property owned or licensed by Star, or that Star or Regent Court has or will develop or obtain the rights to any additional products or processes that are patentable. In addition, no assurance can be given that any patents issued to or licensed by Star will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to Star.

SALE OF OPHTHALMIC BUSINESS

            By the end of 1998, the Company sold its ophthalmic business. This sale was viewed as necessary due to the poor results of such business and to enable the Company to focus on its core business strengths. The purchaser assumed most of the liabilities of the ophthalmic business. The purchaser deposited into escrow 250,000 shares of the Company's common stock to secure the payment of these liabilities.

EMPLOYEES

            As of December 31, 1999, the Company had approximately 140 full-time employees. From time to time, the Company engages temporary personnel to augment its regular employee staff. The Company utilizes from time to time the services of consultants, experts and independent contractors to provide key functions in the scientific, medical, health care, legal, communications, financial and related areas. The use of such outside consultants enables the Company to secure expertise in a wide variety of areas that it might otherwise not be in a position to secure or which it would otherwise be required to secure through the hiring of additional Company-employed personnel at potentially greater cost to the Company. Substantially all of the Company's research and development efforts have been, and are expected to continue to be, conducted pursuant to contractual arrangements with universities and scientific, medical and public health consultants and investigators under the leadership of Dr. Jerome H. Jaffe, the Company's Medical and Scientific Director, an internationally recognized and respected neuropsychopharmacologist and addiction specialist. The Company's success depends in large part on its ability to attract and retain highly qualified scientific, technical, management, financial and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain the personnel necessary for the development and operation of its business. The loss of the services of its key personnel or the termination of its contracts with independent scientific and medical investigators could have a material and adverse effect on the Company's business.

FACTORS THAT MAY AFFECT FUTURE RESULTS

            We Are Dependent on the Domestic Tobacco Business

            Substantially all of our revenues in 1999 were derived from sales in the United States of our four brands of discount cigarettes, and sales of our very low-TSNA tobacco . If the U.S. cigarette market continues to contract, we may not have significant tobacco sales abroad or sales of other products to offset these effects. This trend could adversely affect our sales volumes, operating income and cash flows.

            Competition From Other Cigarette Makers Could Adversely Affect Us

            The cigarette industry is highly competitive. The majority of our competitors have substantially greater financial, marketing, personnel and other resources than we have. While we are not aware of any other company which produces very low-TSNA tobacco for commercial use or incorporates very low-TSNA tobacco into their cigarettes or other tobacco products, other major tobacco companies will undoubtedly follow Star's lead. Additionally, our competitors may also develop other less toxic tobacco products that can compete with our very low-TSNA products.

            Very Low-TSNA Tobacco May Not Be Accepted by the Marketplace

            While we have produced and test marketed limited quantities of our very low-TSNA cigarette and have been encouraged by the initial results, very low-TSNA tobacco may not be accepted ultimately by adult smokers. Adult smokers may decide not to purchase tobacco products made with very low-TSNA tobacco due to taste or other preferences, particularly in light of Star's decision to introduce its new very low-TSNA cigarette product with an activated charcoal filter.

        The Cigarette Industry is Subject to Substantial and Increasing Regulation and Taxation

        Various federal, state and local laws limit the advertising, sale and use of cigarettes, and these laws have proliferated in recent years. If this trend continues, it may have material and adverse effects on our sales volumes, operating income and cash flows. In addition, cigarettes are subject to substantial and increasing excise taxes. The federal excise tax on cigarettes will rise from $.24 per pack in 1999 to $.34 in 2000, and to $.39 in 2002. President Clinton has proposed a further increase of $.55 per pack. Additionally, state excise taxes range from $.025 per pack in Virginia to $.87 per pack in California. Increased excise taxes may result in declines in overall sales volume. This result could adversely affect our operating income and cash flows.

        The FDA has promulgated regulations governing the sale and advertising of tobacco products designed primarily to discourage the sale to, and consumption by, adolescents and children. The authority of the FDA to promulgate such regulations was challenged in the federal courts. On March 21, 2000, the United States Supreme Court in a five to four decision held that the Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Given the decision by the Supreme Court it is unclear whether the 106th or 107th Congress will act to grant such authority to the FDA, although legislation that would create such authority has already been introduced in Congress.

        We Have Substantial Obligations Under State Laws Adopted Under the Master Settlement Agreement

        Absent a successful legal challenge to the statutes passed by various states in connection with the Master Settlement Agreement, or an agreement with the National Association of Attorneys General ("NAAG") with respect to the funding of the required escrow accounts, in April of each year we would be obligated to place an amount equal to $1.88 per carton for 1999, and increased amounts per carton for subsequent years ($2.09 in 2000, $2.72 in 2001-2002, $3.35 in 2003-2006 and $3.77 thereafter), in escrow accounts beginning April 2000 for sales of cigarettes occurring in the prior year in each such state after the effective date of each state specific statute. The failure to pay such required escrow amounts could result in penalties to us and potential restrictions on our ability to sell tobacco products within particular states. Because of the escrow payment requirement, a substantial portion of our net income from operations will be unavailable for our use and the escrow amount payable for each carton sold may exceed the cash flow generated by each carton sold. This will adversely affect our ability to apply the capital generated from our present cigarette sales toward the further scientific development of less hazardous tobacco products and growth of our business. In addition, the escrow obligations will impede our ability to distribute dividends to our stockholders.

        Our Current Supply Contracts and Other Contracts with B&W May Not Be Extended

        We have entered into a Supply Agreement with B&W under which B&W agreed to purchase StarCure(TM) tobacco in the period 2000-2001, with the right to purchase tobacco from us on a long-term basis in later years. If B&W were to stop purchasing our tobacco that has been cured using the StarCure(TM) process, it could adversely affect our sales volumes, operating income and cash flows. Additionally, we currently have other business relationships with B&W. B&W has agreed to: (1) loan us the capital necessary to finance the purchase of up to 600 specially manufactured curing barns and potentially up to 1,000 curing barns, (2) manufacture cigarettes for us and (3) supply tobacco to us. The termination of any of these agreements could negatively affect our business operations.

        Lawsuits May Affect Our Profitability

        We are not named as a defendant in any legal actions affecting the tobacco industry, including proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes. While we believe that the risk of being named a defendant in such a lawsuit is relatively low, we may be named as a defendant in the future as there has been a noteworthy increase in the number of these cases pending. Punitive damages, often in amounts ranging into the hundreds of millions, or even billions of dollars, are specifically pleaded in a number of these cases in addition to compensatory and other damages. Our inclusion in any of these actions or any future action could have a material and adverse effect on our financial condition.

            We May Not Properly Manage Our Growth

            If we are successful in maintaining and increasing market acceptance for our products, we will be required to manage substantial volume from our customers. To accommodate any such growth and compete effectively, we will be required to attract, integrate, motivate and retain additional highly skilled sales, technical and other employees. We face competition for these people. Our ability to successfully manage such volume also will be dependent on our ability to scale up our tobacco processing and production operations. There can be no assurance that we can overcome the challenge of scaling our processing and production operations or that our personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to implement and improve our operational, financial and management systems or to attract, integrate, motivate and retain additional employees required by future growth, if any, could have a material and adverse effect on our business and prospects, financial condition and results of operations.

            We May Not Be Successful in Protecting Our Proprietary Rights

            Our success in commercially exploiting our licensed tobacco curing technology depends in large part on our ability to defend issued patents, to obtain further patent protection for the technology in the United States and other jurisdictions, and to operate without infringing upon the patents and proprietary rights of others. Additionally, we must be able to obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the United States and in foreign countries.

            Patent positions, including our patent positions (owned or licensed) are uncertain and involve complex legal and factual questions for which important legal principles are unresolved. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If patents are issued to other companies that contain competitive or conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. Such licensing agreements, if required, may be unavailable on acceptable terms or at all. If such licenses are not obtained, we could be delayed in or prevented from pursuing the development or commercialization of our products.

            Litigation which could result in substantial cost may also be necessary to enforce any patents to which we have rights, or to determine the scope, validity and unenforceability of other parties' proprietary rights which may affect our rights. U.S. patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. We may also have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of an invention, which could result in substantial cost. There can be no assurance that our licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material and adverse effect on our business and prospects.

            We may also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants, suppliers and others. There can be no assurance that these agreements will not be breached or terminated, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors.

        We Depend On Key Personnel

        We depend upon the continued services of our senior management for our continued success. The loss of either of the Company's Chief Executive Officer, Mr. Jonnie R. Williams, or the Company's President and Chief Operating Officer, Paul L. Perito, Esquire, could have a serious negative impact upon our business and operating results. To minimize the present risk of the loss of either one of these two senior executives, the Company has initiated a search for another senior executive who would share some of the present responsibilities now assumed by either Mr. Williams and/or Mr. Perito.

        Management and Significant Stockholders Can Exercise Influence over the Company

        Based upon stock ownership as of March 14, 2000, our executive officers, directors and their associates, own an aggregate of approximately 70% of our outstanding shares. As a result, these persons acting together may have the ability to control matters submitted to our shareholders for approval and to control the management and affairs of the Company. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, impede a merger, consolidation, or takeover or other business combination, or discourage a potential acquiror from attempting to obtain control. This concentration of control could also have a negative effect on the market price of our shares.

        Pursuant to our Certificate of Incorporation and Bylaws, the Board of Directors is divided into three classes. Members of each class serve for a three-year term and until the election and qualification of their successors, or their earlier resignation or removal. Because the Board is divided into classes, only those directors in a single class may be changed in any one year. Consequently, changing a majority of the Board generally would require two years. A classified Board, which may be regarded as an "anti-takeover" provision, may make it more difficult for our stockholders to change the majority of directors and thus have the effect of maintaining continuity of management.

Item 2. Properties

        The Company's executive offices and manufacturing facilities have been located in Petersburg, Virginia. The Company recently relocated its executive offices to its Chester, Virginia facility and anticipates establishing an additional executive/scientific office in Washington, D.C. within the next two months. The Company owns the Petersburg facilities, which consist of a 50,000 square foot, four-story manufacturing building and an adjacent 6,000 square foot, single-story office building. The Company leases a 10,000 square foot warehouse in Petersburg, Virginia, about one mile from its manufacturing facilities, pursuant to a month-to-month lease. The Company recently entered into a five-year lease for a 45,000 square foot warehouse facility, including 7,000 square feet of office space in Chester, Virginia. The warehouse space is used for storing and shipping cigarette products. The Company also leases a single office at the Biotechnology Office Park of the Medical College of Virginia in Richmond, Virginia, on a tenancy-at-will basis.

        The Company leases seven acres of land and an approximately 50,000 square foot building thereon in Chase City, Virginia, that is used in processing tobacco utilizing the Company's proprietary StarCure(TM) method to prevent the formation of TSNAs. The existing facility is currently being expanded from 50,000 square feet to 100,000 square feet. The Company has recently entered into a new ten-year lease for the Chase City property, which covers the expanded facility and it has an option to purchase the property at any time during the term of the lease.

        The Company considers its facilities adequate for the purposes for which they are used.

Item 3. Legal Proceedings

        The Company is not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        The 1999 annual meeting of stockholders of the Company (the "Meeting") was held on December 10, 1999. At the Meeting, the stockholders voted upon a number of proposals, each of which is summarized below, along with the votes cast for and against each such proposal, votes withheld or abstaining therefrom and broker non-votes.

        ELECTION OF DIRECTORS. At the Meeting, the stockholders elected the following persons to the Board of Directors of the Company until the date of the annual stockholders meeting in the calendar year set forth opposite the name of each such person:


          NAME                          TERM             VOTES FOR         VOTES AGAINST        ABSTAINING        BROKER NON-VOTES
          ----                          ----             ---------         -------------        ----------        ----------------
Malcolm L. "Mac" Bailey                 2002             49,599,919              0               203,315                  0
Paul L. Perito, Esquire                 2002             49,598,119              0               205,115                  0
Elliott D. Prager, M.D.                 2002             49,589,919              0               213,315                  0

        RATIFICATION OF ACCOUNTANTS. At the Meeting, the stockholders of the Company voted on and ratified the appointment of Aidman, Piser & Company, P.A. as independent accountants for 1999. 49,603,115 votes were cast for such proposal, 7,405 votes were cast against or withheld, with 192,714 votes abstaining and no broker non-votes.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Common Stock of the Company was traded in the over-the-counter market and was quoted on the OTC Bulletin Board under the symbol "STSI." On March
21, 2000, the Common Stock of the Company commenced trading on the NASDAQ National Market under the symbol "STSI." Set forth below are the high and low bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for each full quarterly period during 1998 and 1999, as reported by the National Quotation Bureau. From time to time, during the periods indicated, trading activity in the Company's stock was infrequent. No dividends have ever been declared by the Company. As of December 31, 1999, there were approximately 649 record holders of the Company's Common Stock.


1999                                                            High Bid                       Low Bid
                                                                --------                       -------
First Quarter                                                    $2.1250                       $1.6250
Second Quarter                                                   $3.6250                       $1.5625
Third Quarter                                                    $5.1875                       $3.1250
Fourth Quarter                                                   $8.5625                       $5.0625

1998                                                            High Bid                       Low Bid
                                                                --------                       -------
First Quarter                                                    $5.9375                       $0.0100
Second Quarter                                                   $5.6250                       $3.0000
Third Quarter                                                    $3.5000                       $1.4375
Fourth Quarter                                                   $3.5000                       $1.3750

            The closing price on March 21, 2000 was $6.625.

Item 6. Selected Financial Data

        In thousands of dollars, except share and per share data for the Year Ended December 31,

                                           1999            1998             1997           1996              1995
------------------------------------------------------------------------------------------------------------------
(In Thousands except per share data)
Statement of Operations Data:

Net Sales                                 $ 99,325       $ 19,445        $ 20,764          34,260          33,158
Cost of goods sold                          31,878          7,669          10,033          16,150          16,340
Gross Profit                                33,624          2,938           2,920           4,639           4,295
Operating income (loss)                     17,078         (3,475)         (1,986)           (753)             10
Net income (loss)                           11,515         (4,196)         (1,986)           (753)             10
Basic income (loss) per share                 0.32          (0.42)          (0.58)          (0.22)           0.00
Diluted income (loss) per share               0.30          (0.42)          (0.58)          (0.22)           0.00
Weighted average shares outstanding         36,207          8,327           3,435           3,437           3,437

Balance Sheet Data:
Cash and cash equivalents                   17,205            103              11              11               4
Property, Plant & equipment                 10,974          1,704           2,416           2,767           3,187
Total assets                                38,709          4,435           4,120           6,644           8,050
Long-term obligations                        7,505            612           1,099           2,655           2,625
Stockholders' equity (deficit)              12,319           (639)         (1,742)           (838)             57

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion and analysis of operating results of the Company and of the liquidity and capital resources of the Company at December 31, 1999 should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

        RESULTS OF OPERATIONS - FISCAL 1999 COMPARED TO FISCAL 1998

        The following discussion and analysis of operating results of the Company and of the liquidity and capital resources of the Company at December 31, 1999 should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

        During 1999, the Company's net sales increased to $99.3 million, reflecting an increase of $79.9 million, or 411% over 1998 net sales. Net sales in 1999 included $9.3 million in very low-TSNA tobacco sold to B&W, delivered primarily in the third and fourth quarters of 1999. There were no such sales in 1998, except for minor leaf deliveries to major tobacco companies during the development stage of the Company's very low-TSNA program.

        Other than very low-TSNA tobacco sales made to B&W, substantially all of the Company's revenues in 1999 have been derived from sales of its four brands of "discount" cigarettes. The Company's shipment volume during 1999 increased approximately 276% over 1998 to 2.6 billion units, reflecting a continued upswing in sales of the Company's cigarettes as a result of growing the customer base across the country, including the addition of several major retail chains. Slight increases in product pricing also contributed to higher net sales.

        During 1999, the Company's gross profit increased to $33.6 million, reflecting an increase of $30.7 million over 1998, as increases in net sales of $79.9 million were partially offset by increased costs of goods sold ($24.2 million) and increased excise taxes ($25.0 million). Increased costs of goods sold were related to volume increases, and were partially offset by a decrease in the average cost of tobacco purchased by the Company.

        Marketing and distribution expenses totaled $6.3 million for 1999, an increase of $5.1 million over 1998 which is in line with the increased sales volume and reflects salary and incentive compensation payments to sales personnel. The Company's marketing and distribution expenses are expected to grow significantly during 2000 as the Company expands its commercialization capabilities.

        General and administrative expenses for 1999 totaled $9.9 million for 1999, an increase of $6.7 million partially attributable to operating costs for the Company's Chase City facility. This facility processes the very low-TSNA tobacco during the months of June through November. Chase City facility costs in 1998 were significantly lower, due to the experimental nature of the operation at the time, and were classified in 1998 as research and development costs, in keeping with the Company's mission at the time to develop the StarCure(TM) process to a commercially feasible production level, which was accomplished in 1999. Other general and administrative costs are relatively flat when compared to the comparable periods in 1998; however, there are some cost increases associated with the higher sales volume, as well as increased legal and consulting costs associated with the Company's fulfillment of its compliance obligations as a publicly-held company, its legal and public health strategies in the legislative, regulatory and executive agency arenas, its technical recruitment efforts, expansion of its Scientific Advisory Board as well as the costs of scientific consulting.

        Research and development expenses were significantly higher in 1998 primarily as a result of costs incurred in this period specifically related to the development of the Company's TSNA reduction technology. Research and development expenses in 1999 consist primarily of costs incurred by the Company for consulting services, professional fees and expenses in connection with the Company's continuing research and development associated with scientific, medical and health related matters.

        Net interest income in 1999 reflects positively against net interest expense in 1998, reflecting interest on higher 1999 cash balances generated by the improved operating results.

        Income tax expense reflects use of the Company's net operating loss carryover from 1998, the benefit of which was previously reserved.

        In 1998, the Company recorded charges to earnings for the discontinued operations of the ophthalmic business and a loss on the disposal (sale) of such business totaling $972,000. These charges resulted in a loss from discontinued operations equal to ($0.12) per share. As a result of various settlements with the Company's creditors, reached prior to the merger with Eye Technology in February 1998, the Company also recorded an extraordinary gain of $252,000 in 1998 or $0.03 per share.

        Net income of $11.5 million for 1999 compared favorably with a net loss of ($4.2) million for 1998. In 1999, the Company had basic and diluted earnings per share from continuing operations equal to $0.32 per share and $0.30, respectively versus basic and diluted losses per share from continuing operations of ($0.42) per share for 1998. In 1999, weighted average shares outstanding were 36,207,390 versus 8,327,345 for 1998.

RESULTS OF OPERATIONS - FISCAL 1998 COMPARED TO FISCAL 1997

        Net sales for 1998 of $19,445,000, consisting almost entirely of the sale of branded cigarettes, were approximately equal to 1997 sales of $20,763,000. Sales in 1997 included sales to Swisher (a long-time private brand customer) of $3,872,000. There were no sales to Swisher in 1998. However, fourth quarter 1998 sales of $8,666,000 compared favorably with the prior year's fourth quarter sales of $3,613,553. In 1998, sales from contract manufacturing, i.e. the manufacturing of products under brand names owned and marketed by others, was $1,251,000, compared to $3,872,000 in 1997.

        Cost of goods sold, as a percentage of net sales volume, was 39% in 1998 versus 48% in 1997. Profit margins on contract manufacturing are slightly higher than the margins on branded cigarettes. In 1998, profit margins increased because of December 1998 price increases on branded cigarettes, a factor that affected positively the sales of the entire cigarette manufacturing industry.

        Marketing and distribution expenses increased slightly from $1,111,000 in 1997 to $1,199,000 in 1998. Star did not incur any significant expense in this category with respect to contract manufacturing customers; almost all of such expense was incurred with respect to branded cigarettes

        General and administrative expenses increased from $1,425,000 in 1997 to $3,174,000 in 1998, primarily as a result of the legal, consulting and accounting costs associated with the merger with Eye Technology and resulting status as a publicly-held company, including the hiring of additional personnel.

        Research and development expense represents primarily expenditures related to the development of Star's proprietary StarCure(TM) technology for the processing of tobacco so as to prevent, reduce an/or significantly decrease the formation of carcinogenic TSNAs, as well as expenses for the development of the tobacco-flavored, non-nicotine chewing gum which Star is no longer developing. Star does not maintain its own research laboratories or other physical assets for research and development; it is dependent upon the services of third parties for these services. Similarly, it did not employ a scientific staff in 1997 or 1998 and instead relied upon scientific and medical consultants and third-party service providers. Expenditures in this category include payments for such consultants, contract research organizations, laboratory testing, research grants, raw materials, equipment, legal and regulatory fees, including expenses for the filing and prosecution of patents, and allocations of management personnel and general and administrative expenses. This category includes payments of $400,000 in 1998 and $565,000 in 1997, respectively, to Jonnie R. Williams, the inventor of Star's proprietary technology for the processing of tobacco.

        Net interest expense was $238,000 in 1998 and $235,000 in 1997, consisting primarily of interest incurred in connection with a bank revolving line of credit, the borrowing levels of which were determined by levels of accounts receivable and inventory. The Company had several injections of capital during 1998, thereby reducing costs associated with borrowing.

        The increased loss in 1998 can be attributed to several factors, including the expenses associated with the public Company, and research and development costs incurred. The Company has emphasized throughout the last several years its commitment to develop less harmful tobacco products, and the resources needed to continue that effort, while lower in 1998 than 1997, resulted in the issuance of the first patent ever for the production of very low-TSNA tobacco.

LIQUIDITY AND CAPITAL RESOURCES

        Accounts receivable and accounts payable throughout 1999 were current and the Company has normal industry terms with all of its suppliers, a situation that did not exist in 1998. This favorable situation is primarily due to cash generated by operating activities resulting primarily from higher net income in 1999 and a $6,000,000 non-refundable deposit from B&W in connection with the Supply Agreement, which is to be applied toward B&W's year 2000 StarCure(TM) tobacco purchase orders. In 1999, $20.8 million of cash was provided by operating activities compared to $2.7 million of cash used in operating activities in 1998.

        During 1999, the Company incurred $10.0 million in capital expenditures, virtually all of it as part of the StarCure(TM) barn production program with Powell Manufacturing. B&W has agreed to loan the Company capital necessary to finance the purchase of curing barns designed by the Company and specially manufactured for the Company by Powell Manufacturing. Approximately 550 of these barns have already been manufactured and delivered and contracts with tobacco farmers for approximately 350 additional curing barns have either been executed or are being finalized. At December 31, 1999, the Company has borrowed $7.2 million under the credit facility with B&W.

        During January 2000, the Company negotiated a line of credit with a new working capital lender, which is to be collateralized by accounts receivable from its cigarette business, in the amount of $3 million.

        In October 1999, the Company also received approximately $1.0 million in proceeds from the exercise of a warrant to purchase 522,920 shares of the Company's common stock. The Company currently has warrants outstanding to purchase a total of 977,080 shares of common stock that are exercisable until September 2000. All of such warrants have exercise prices of $2.00 per share. In 1998, the Company sold common and preferred stock in several private placements, which generated net proceeds of approximately $4.7 million.

        Under the Master Settlement Agreement, absent a successful legal challenge to the state specific statutes or an agreement with the National Association of Attorneys General with respect to the funding of the required escrow accounts, the Company will be obligated to place an amount equal to $1.88 per carton for 1999, and increased amounts per carton for subsequent years, in escrow accounts for sales of cigarettes occurring in each such state after the effective date of each state specific statute. Such escrowed funds will be used to fund tobacco-related litigation or settlements and if not so used, returned to the Company after 25 years. The Company will be obligated to put into escrow approximately $10.6 million in April 2000 for sales made in 1999. The funds placed in escrow will continue to be an asset of the Company and the Company will receive the interest income generated by the escrow deposit. However, these escrow obligations will significantly impede the Company's ability to apply the capital generated from its cigarette sales as it sees fit and the escrow amount payable for each carton sold may exceed the cash flow generated by each carton sold. Based on Star's projected increase in sales for future years, the Company will have to pay significant sums into these escrow accounts to meet the Master Settlement Agreement requirements.

        The Company believes that its existing working capital, together with anticipated earnings from its operations, will be sufficient to meet its liquidity and capital requirements in the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, any escrow obligations it may be required to comply with under the Master Settlement Agreement, the success of the Company's new product development efforts and the other factors described under "Risk Factors That May Affect Future Results."

YEAR 2000 ISSUES

        The Company undertook an assessment of its information technology systems relating to year 2000 issues at its Virginia facilities and contacted major customers and vendors to assess their status. The assessment resulted in the development of a plan to prepare Star for year 2000 readiness. The costs for implementation of Star's plan were not material. Such costs were capitalized or expensed as appropriate. No additional Year 2000 costs are anticipated. As of the date of this filing, the Company has not experienced any disruption of its operations due to Year 2000 issues.

Item 8. Financial Statements

        This information is contained on Pages F-1 through F-24 hereof and is incorporated into Part I of this report by reference.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

        The information required by this item with respect to the change in the Company's principal independent accountants (1) from Price Waterhouse LLP to Olsen, Thielen & Co., Ltd., effective March 5, 1998, has been previously reported in the Company's Current Report on Form 8-K dated March 30, 1998, (2) from Olsen, Thielen & Co., Ltd. to Keiter, Stephens, Hurst, Gary & Shreaves, P.C., effective September 4, 1998, has been previously reported in the Company's Current Report on Form 8-K/A dated September 16, 1998, and (3) from Keiter, Stephens, Hurst, Gary & Shreaves, P.C. to Aidman, Piser & Company, P.A., effective January 15, 1999, has been previously reported in the Company's Current Report on Form 8-K dated January 15, 1999.

                                    PART III

Item 10. Directors and Executive Officers Compliance With Section 16(a) of the Exchange Act

        Information concerning directors and executive officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included under the caption "Election of Directors" of the Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

        Information concerning executive compensation is included under the caption "Executive Compensation" of the Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information concerning security ownership of certain beneficial owners and management is included under the captions "Principal Stockholders" and "Election of Directors" of the Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information concerning transactions and other relationships, if any, between the Company and its directors, officers or principal stockholders is included under the caption "Certain Transactions" of the Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


 NUMBER            DESCRIPTION
--------           ------------
2.01       Asset Purchase Agreement between Star Scientific, Inc., a
           Delaware Corporation and Eyetech, LLC, a Minnesota Limited
           Liability Company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998 (Form
           8-K dated March 2, 1999)*

2.02       Escrow Agreement between Star Scientific, Inc., a Delaware
           Corporation, Eyetech, LLC, a Minnesota Limited Liability
           Company and Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, and Jonnie R. Williams and Vincent Ellis as Escrow Agents, dated February 16, 1999, and effective
           December 30, 1998 (Form 8-K dated March 2, 1999)*

3.01 Restated Certificate of Incorporation (Form 10-KSB for fiscal year ended December 31, 1992)*

3.02 Certificate of Amendment of Restated Certificate of Incorporation, dated March 25, 1993, and effective April 2, 1993 (Form 10-KSB for fiscal year ended December 31, 1996)*

3.03 Certificate of Amendment of Restated Certificate of Incorporation, dated March 25, 1993, and effective April 2, 1993 (Form 10-KSB for fiscal year ended December 31, 1996)*

3.04       Certificate of Amendment of Certificate of Incorporation, dated
           December 15, 1998 (Form 8-K dated January 15, 1999)*

3.05 Bylaws of the Company as Amended to Date (Form 10-KSB for fiscal year ended December 31, 1992)*

10.18 Stock Exchange Agreement between the Company and the stockholders of Star Tobacco and Pharmaceuticals, Inc., dated February 6, 1998 (Form
           8-K dated February 19, 1998)*

10.19      License Agreement between Star Tobacco and Pharmaceuticals, Inc., as
           Licensee and  Regent Technologies, Jonnie R. Williams, and Francis
           E. O'Donnell, J.R. , M.D., as Licensor, dated January 5, 1998 (Form
           10-QSB for quarterly period ended March 31, 1998)*

10.21      Exclusive Supply Agreement between Star Tobacco and Pharmaceuticals,
           Inc. and Amana Company, L.P., dated August 18, 1998 (Form 10-QSB for quarterly period ended September 30, 1998)*

10.22      Purchase and Sale Agreement between Prometheus Pacific Growth Fund
           LDC, a Cayman Island Limited Duration Company, and Eye Technology,
           Inc., a Delaware Corporation, dated July 10, 1998 (Form 8-K dated
           July 15, 1998)*

10.23      Amendment No. 1 to License Agreement between Regent Court
           Technologies, Jonnie R. Williams, Francis E. O'Donnell, J.R., M.D.
           and Star Tobacco and Pharmaceuticals, Inc.,  dated August 3, 1998
           (Form 8-K dated September 11, 1998)*

10.24      1998 Stock Option Plan, as amended @


10.26 Executive Employment Agreement dated as of April 27, 1999 entered into by the Company, Jonnie R. Williams and Paul L. Perito (Form
           10-QSB for quarterly period ended June 30, 1999)* @

10.27 Qualified Stock Option Agreement dated as of April 27, 1999 between the Company and Paul L. Perito (Form 10-QSB for quarterly period ended June 30, 1999)* @

10.28 Executive Employment Agreement dated as of April 12, 1999 entered into by the Company and James A. McNulty (Form 10-QSB for quarterly period ended September 30, 1999)* @

10.29 Stock Option Agreement dated as of April 12, 1999 entered into by the Company and James A. McNulty (Form 10-QSB for quarterly period ended September 30, 1999)* @

10.30 Restricted Stock Award Agreement dated as of April 12, 1999 entered into by the Company and James A. McNulty (Form 10-QSB for quarterly period ended September 30, 1999)* @

10.31      Amended and Restated Manufacture and License Agreement between the
           Company and Powell Manufacturing Company, Inc., dated October 12, 1999 #

10.32      Agreement between the Company and Brown & Williamson Tobacco
           Corporation, dated October 12, 1999 #

10.33      Loan Agreement between the Company and Brown & Williamson Tobacco
           Corporation, dated October 12, 1999 #

10.34      Security Agreement between the Company and Brown & Williamson
           Tobacco Corporation, dated December 16, 1999 #

10.35      Supply Agreement between Star Tobacco & Pharmaceuticals, Inc. and
           Brown & Williamson Tobacco Corporation, dated January 1, 2000 #

10.36      Cigarette Manufacturing Agreement between Star Tobacco &
           Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated January 1, 2000 #

10.37      Loan and Security Agreement between Star Tobacco & Pharmaceuticals,
           Inc. and Finova Capital Corporation, dated January 20, 2000

10.38      Lease and Purchase Option Contract between the Company and the
           Industrial Development Authority of the Town of Chase City,
           Virginia, dated March 10, 2000.

10.39      Form of Director Indemnification Agreement

10.40      Form of Officer Indemnification Agreement

16.01      Response Letter from Price Waterhouse LLP, dated April 10, 1998
           (Form 8-K/A dated April 10, 1998)*

16.02      Response Letter from Olsen, Thielen & Co., Ltd, dated September 15,
           1998 (Form 8-K/A dated September 16, 1998)*

16.03      Response Letter from Keiter, Stephens, Hurst, Gary & Shreaves, dated
           January 20, 1999 (Form 8-K dated January 15, 1999)*

21         Subsidiaries of the Company (Form 10-KSB for the fiscal year ended
           December 31, 1998)*

23         Consent of Independent Public Accountants

24 Powers of Attorney, executed by certain officers of the Registrant and the individual members of the Board of Directors, authorizing such officers of the Registrant to file amendments to this Report, are located on the signature page of this Report

27         Financial Data Schedule

        *These items are hereby incorporated by reference from the exhibits of the filing or report indicated (Commission File No. 0-15324) and are hereby made a part of this Report

        # Confidential treatment requested as to certain portions.

        @ This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

(b)     REPORTS ON FORM 8-K

        None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Virginia on the ___ day of March, 2000.

                     STAR SCIENTIFIC, INC.



               By:   /s/ JONNIE R. WILLIAMS
                    ---------------------------------------------
                    Jonnie R. Williams
                    Chief Executive Officer

                                POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonnie R. Williams and Paul L. Perito, Esquire, or either of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated.


               Signature                                                   Title                                 Date
               ---------                                                   -----                                 ----
/s/ JONNIE R. WILLIAMS
----------------------------------------------     Chief Executive Officer and Director                     March __, 2000
Jonnie R. Williams                                 (Principal Executive Officer)

/s/ PAUL L. PERITO, ESQUIRE
----------------------------------------------     Chief Operating Officer, President and Director          March __, 2000
Paul L. Perito, Esquire


/s/ JAMES A. MCNULTY
----------------------------------------------     Chief Financial Officer                                  March __, 2000
James A. McNulty                                   (Principal Financial and Accounting Officer)

/s/ ROBERT J. DELORENZO, M.D. Ph.D., M.P.H.
----------------------------------------------     Chairman of the Board                                    March __, 2000
Robert J. DeLorenzo, M.D.,
Ph.D., M.P.H.

/s/ MALCOLM L. BAILEY
----------------------------------------------     Director                                                 March __, 2000
Malcolm L. Bailey

/s/ MARK W. JOHNSON
----------------------------------------------     Director                                                 March __, 2000
Mark W. Johnson

/s/ ELLIOT D. PRAGER, M.D.
----------------------------------------------     Director                                                 March __, 2000
Elliot D. Prager, M.D.

/s/ LEO S. TONKIN, ESQUIRE
----------------------------------------------     Director                                                 March __, 2000
Leo S. Tonkin, Esquire


                             STAR SCIENTIFIC, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 PAGE
                                                                                                 ----
Report of Independent Public Accountants................................................         F-2
Consolidated Balance Sheets.............................................................         F-3
Consolidated Statements of Operations...................................................         F-4
Consolidated Statements of Stockholders' Equity.........................................         F-5
Consolidated Statements of Cash Flows...................................................         F-7
Notes to Consolidated Financial Statements..............................................         F-9

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Star Scientific, Inc. and Subsidiaries
   Petersburg, Virginia

We have audited the accompanying consolidated balance sheets of Star Scientific, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Star Scientific, Inc. and Subsidiaries for the year ended December 31, 1997 were audited by other auditors whose report dated March 24, 1998, expressed an unqualified opinion on those statements.

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

As discussed in Note 13, the Company elected not to join in the Master Settlement Agreement ("MSA") among forty-six states, several U.S. territories and a number of tobacco manufacturers, as a Subsequent Participating Manufacturer. As a result thereof, the Company is required to annually contribute funds into escrow under statutes which the MSA required participating states to pass if they were to receive the full benefits of the settlement. Such escrowed funds will be used to pay tobacco-related litigation and, if not used, returned to the Company in twenty-five years. The Company's 1999 escrow obligation must be funded by April 2000 and this escrow funding obligation is expected to increase in future years.

In our opinion, the consolidated 1999 and 1998 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Scientific, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                               /s/ Aidman, Piser & Company, P.A.

February 9, 2000

Tampa, Florida

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS



                                                                         1999                   1998
                                                               ---------------------   --------------------
Current assets:
    Cash and cash equivalents                                  $          17,205,248   $            102,695
    Accounts receivable trade,
      net of allowance for
      doubtful accounts (1999,
      $225,870; 1998, $95,636)                                             3,599,965              1,497,457
    Inventories                                                            3,570,609                636,456
    Prepaid expenses and other current
      assets                                                                 338,790                265,672
    Deferred tax asset                                                     2,303,000                   -
                                                               ---------------------   --------------------
      Total current assets                                                27,017,612              2,502,280





Property, plant and equipment, net                                        10,974,029              1,704,569

Intangibles, net of accumulated
    amortization, (1999, $205,217;
    1998, $162,045)                                                          338,043                135,928
Other assets                                                                 296,263                 92,379
Deferred tax asset                                                            83,000                   -








                                                               ---------------------   --------------------
                                                               $          38,708,947   $          4,435,156
                                                               =====================   ====================

 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                         1999                   1998
                                                               ---------------------   --------------------
Current liabilities:
  Current maturities of notes payable                          $            275,000    $            379,082
  Accounts payable, trade                                                 3,492,755               2,516,658
  Federal excise taxes payable                                            1,476,524                 876,875
  Accrued expenses                                                        1,442,521                 646,115
  Income taxes  payable                                                   6,198,000                  -
  Customer deposit                                                        6,000,000                  -
                                                               ---------------------   --------------------




 Total current liabilities                                               18,884,800               4,418,730
Notes payable, less current
   maturities                                                             7,504,679                 611,584
                                                               ---------------------   --------------------

         Total liabilities                                               26,389,479               5,030,314
                                                               ---------------------   --------------------

Commitments and contingencies                                               -                         -
Redeemable preferred stock
   (Class A, convertible, 250
   shares issued and outstanding in 1998,
   at liquidation value)                                                    -                        44,000
                                                               ---------------------   --------------------

Stockholders' equity (deficit):
   Common stock(A)                                                          587,493                  98,198
   Preferred stock(B)                                                       -                           143
   Additional paid-in capital                                            10,631,875               6,668,392
   Retained earnings (accumulated
      deficit)                                                            4,187,906    (          7,326,724)
   Unearned compensation                                                    -          (             79,167)
   Notes receivable, officers                                  (          3,087,806)                    -
                                                               ---------------------   ---------------------
         Total stockholders' equity (deficit)                            12,319,468    (            639,158)
                                                               ---------------------   ---------------------
                                                               $         38,708,947               4,435,156
                                                               =====================   =====================


(A) ($.01 par value, 100,000,000 shares authorized, 58,749,200 and 9,819,740 shares issued and outstanding 1999 and 1998, respectively)

(B) (Series B, convertible; $.01 par value 15,000 shares authorized, 14,084 shares issued and outstanding in 1998)


                 See notes to consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                    1999                       1998                      1997
                                                              ------------------      -------------------       -----------------
Net sales                                                     $      99,324,789       $       19,445,491        $      20,763,856
Less:
   Cost of goods sold                                                31,878,879                7,669,428               10,033,330
   Excise taxes on products                                          33,821,112                8,837,868                7,810,720
                                                              ------------------      -------------------       -----------------
   Gross profit                                                      33,624,798                2,938,195                2,919,806
                                                              ------------------      -------------------       -----------------

Operating expenses:
   Marketing and distribution                                         6,253,265                1,198,757                1,111,420
   General and administrative                                         9,899,165                3,173,991                1,425,299
   Research and development                                             535,782                1,377,657                2,134,656
                                                              ------------------      -------------------       -----------------
      Total operating expenses                                       16,688,212                5,750,405                4,671,375
                                                              ------------------      -------------------       -----------------
      Operating income (loss)                                        16,936,586       (        2,812,210)       (       1,751,569)
                                                              ------------------      -------------------       -----------------

Other income (expenses):
   Interest income                                                      227,648                   17,167                   21,073
   Interest expense                                           (          85,604)      (          255,113)       (         256,001)
   Loss on disposal of assets                                           -             (          425,316)                 -
                                                              ------------------      -------------------       -----------------
                                                                        142,044       (          663,262)       (         234,928)
                                                              ------------------      -------------------       -----------------
Income (loss) from continuing operations
   before income taxes                                               17,078,630       (        3,475,472)       (       1,986,497)
Income tax expense                                                    5,564,000                  -                        -
                                                              ------------------      -------------------       -----------------
Income (loss) from continuing operations                             11,514,630       (        3,475,472)       (       1,986,497)
Discontinued operations:
   Loss from discontinued operations
      (no applicable income taxes)                                      -             (          751,080)                 -
   Loss on disposal of business segment
      (no applicable income taxes)                                      -             (          221,290)                 -
                                                              ------------------      -------------------       -----------------
Income (loss) before extraordinary item                              11,514,630       (        4,447,842)       (       1,986,497)

Extraordinary gain from extinguishment
   of debt (no applicable income taxes)                                 -                        251,767
                                                              ------------------      -------------------       -----------------
Net income (loss)                                             $      11,514,630       ($       4,196,075)       ($      1,986,497)
                                                              ==================      ===================       ==================

Basic income (loss) per common share:
   Continuing operations                                      $             .32       ($             .42)       ($            .58)
   Discontinued operations                                             -              (              .12)                 -
   Extraordinary gain                                                  -                             .03                  -
                                                              ------------------      -------------------       -----------------
   Net income (loss)                                          $             .32       ($             .51)       ($            .58)
                                                              ==================      ===================       ==================
Diluted income (loss) per share                               $             .30       ($             .51)       ($            .58)
                                                              ==================      ===================       ==================

Weighted average shares outstanding basic                            36,207,390                8,327,345                3,435,190
                                                              ==================      ===================       ==================
Weighted average shares outstanding diluted                          38,765,251                8,327,345                3,435,190
                                                              ==================      ===================       ==================

Pro forma presentation applicable to conversion
   from S Corporation to C Corporation:
   Net loss before pro forma income tax
      expense                                                                                                   ($      1,986,497)
   Pro forma income tax expense                                                                                           -
                                                                                                                ------------------
   Pro forma net loss                                                                                           ($      1,986,487)
                                                                                                                ==================
   Pro forma basic loss per share                                                                               ($            .58)
                                                                                                                ==================



                 See notes to consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                 Preferred Stock
                                             ---------------------
                                                    Series B               Common Stock
                                             ---------------------     -----------------------    Additional
                                                                                                    Paid-In
                                               Shares       Amount       Shares     Amount          Capital
                                             -------------  --------   ----------   ---------- ----------------
Balances, January 1997                                  -   $     -          200    $  383,557   $       16,320
Collection of notes receivable
Conversion of debt to equity                                                                            923,499
Capital contribution                                                                                     64,788
Net loss for the year
Distributions                                -------------  --------   ----------   ---------- ----------------
Balances,December 31, 1997                              -         -          200       383,557        1,004,607


Conversion of debt to equity                                           1,402,550        14,026          483,623
Reverse merger and reorganization                                      3,434,990     ( 349,205)   (     117,577)
Stock issued pursuant to merger                    13,831       138                               (         138)
Mandatory redeemable preferred
  stock converted to common                                              232,000         2,320          229,680
Increase of Series A Preferred
  Stock to Redemption value                                                                       (      19,000)
Exchange of preferred stock for
  common                                              305         3                               (           3)
Shares gifted to company and
  retired                                        (  1,144)   (   11)                                         11
Issuance of common stock pursuant to
  private placements                                  763         8    4,400,000        44,000        3,905,992
Issuance of preferred stock pursuant
  to private placements                               304         3                                     999,997
Stock issuance costs                                                                              (     220,000)
Stock issued for current and future
  services                                             25         2      350,000         3,500          401,200
Net loss for the year
                                             -------------  --------   ----------   ---------- ----------------
Balances, December 31, 1998                        14,084       143    9,819,740        98,198        6,668,392
                                             -------------  --------   ----------   ---------- ----------------



                                              Retained Earnings          Treasury Stock      Unearned
                                                (Accumulated       -----------------------    Compen-          Notes
                                                  Deficit)             Shares    Amount      sation        Receivable
                                         -----------------------   ------------ ---------- -------------  --------------
Balances, January 1, 1997                       ($      988,004)       -          $    -       $    -      ($  250,000)
Collection of notes receivable                                                                                 250,000
Conversion of debt to equity
Capital contribution
Net loss for the year                           (     1,986,497)
Distributions                                   (       156,148)
                                           ---------------------   ------------ ---------- -------------  --------------
Balances,December 31, 1997                        (   3,130,649)       -               -            -            -


Conversion of debt to equity
Reverse merger and reorganization
Stock issued pursuant to merger
Mandatory redeemable preferred                                     ( 1,000,000)
  stock converted to common
Increase of Series A Preferred
  Stock to Redemption value
Exchange of preferred stock for
  common
Shares gifted to company and
  retired
Issuance of common stock pursuant to
  private placements                                                 1,000,000
Issuance of preferred stock pursuant
  to private placements
Stock issuance costs
Stock issued for current and future
  services                                                                                   (  79,167)
Net loss for the year                           (     4,196,075)
                                           ---------------------   ------------ ---------- -------------  --------------
Balances, December 31, 1998                     (     7,326,724)       -               -     (  79,167)          -
                                           ---------------------   ------------ ---------- -------------  --------------


                                                   Total
                                            ------------------
Balances, January 1, 1997                      ($       838,127)
Collection of notes receivable                          250,000
Conversion of debt to equity                            923,499
Capital contribution                                     64,788
Net loss for the year                          (      1,986,497)
Distributions                                  (        156,148)
                                             --------------------
Balances,December 31, 1997                     (      1,742,485)


Conversion of debt to equity                            497,649
Reverse merger and reorganization               (       466,782)
Stock issued pursuant to merger                          -
Mandatory redeemable preferred
  stock converted to common                             232,000
Increase of Series A Preferred
  Stock to Redemption value                     (        19,000)
Exchange of preferred stock for
  common                                                 -
Shares gifted to company and
  retired                                                -
Issuance of common stock pursuant to
  private placements                                  3,950,000
Issuance of preferred stock pursuant
  to private placements                               1,000,000
Stock issuance costs                            (       220,000)
Stock issued for current and future
  services                                              325,535
Net loss for the year                           (     4,196,075)
                                             --------------------
Balances, December 31, 1998                     (       639,168)
                                             --------------------



                 See notes to consolidated financial statements

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                     Preferred Stock
                                 ----------------------
                                         Series B                 Common Stock                 Additional
                                 ----------------------    --------------------------           Paid-In
                                   Shares       Amount       Shares        Amount               Capital
                                 ---------     --------    -------------  -----------      ------------------
Balances, December 31, 1998 -
  carried forward                  14,084         143         9,819,740       98,198             6,668,392
Conversion of preferred
  stock to common                ( 14,084)     (  143)       46,127,500      462,175          (    462,032)
Amortization of unearned
  stock - based compensation
Mandatory redeemable
  preferred stock converted
  to common                                                      20,000          200                43,800

Issuance of stock                                             2,000,000       20,000             1,980,000

Stock issued for services                                        39,000          390                97,405

Issuance of common stock to
  charitable organizations                                      130,000        1,300               767,342

Common stock options and
  stock purchase rights issued                                                                     536,278

Warrants exercised                                              522,920        5,229             1,040,691

Stock issuance costs
associated with
  warrants                                                                                     (    40,000)

Note receivable issued

Net income
                                 =========     =========== =============  ================= ====================

Balances, December 31, 1999           -         $  -         58,749,200   $  587,493           $10,631,875
                                 =========     =========== =============  ================= ====================




                                Retained Earnings         Treasury Stock         Unearned
                                   (Accumulated    --------------------------     Compen-              Notes
                                    Deficit)           Shares      Amount         sation            Receivable         Total
                                ------------------ ------------- ------------  ---------------     --------------   -------------

Balances, December 31, 1998 -
  carried forward               (  7,326,724)           -               -        (   79,167)          -              (    639,158)
Conversion of preferred
  stock to common                                                                                                               -
Amortization of unearned
  stock - based compensation                                                         79,167                                79,167
Mandatory redeemable
  preferred stock converted
  to common                                                                                                                44,000

Issuance of stock                                                                               (   2,000,000)                -

Stock issued for services                                                                                                  97,795

Issuance of common stock to
  charitable organizations                                                                                                768,642

Common stock options and
  stock purchase rights
  issued                                                                                                                  536,278

Warrants exercised                                                                                                      1,045,920

Stock issuance costs
  associated with warrants                                                                                           (     40,000)

Note receivable issued                                                                          (   1,087,806)       (  1,087,806)

Net income                        11,514,630                                                                           11,514,630

Balances, December 31, 1999        4,187,906                  -       $    -     $   -          ($  3,087,806)       $ 12.319.468
                                ================== ============= ============  ===============  ==============      =============





                See notes to consolidated financial statements

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                    1999                    1998                    1997
                                              ----------------        ----------------         --------------
Operating activities:
   Net income (loss)                            $  11,514,630          ($ 4,196,075)            ($ 1,986,497)
   Adjustments to reconcile net income
         (loss) to net cash provided by
         (used in) operating activities:
      Depreciation                                    745,205               359,135                  355,292
      Amortization of intangibles and
         other non-cash charges                        38,546               637,478                   68,385
      Deferred income taxes                     (   2,386,000)                -                            -
      Loss on fixed asset disposal                          -               425,316                        -
      Stock-based compensation expense              1,481,882               325,535                        -
      Extraordinary gain on
         extinguishment of debt                             -          (    251,767)                       -
      Increase (decrease) in cash resulting
         from changes in:
         Accounts receivable, trade             (   2,102,508)         (    722,289)                 540,248
         Accounts receivable, other                    68,271          (     68,271)                       -
         Inventories                            (   2,934,153)         (     31,064)               1,011,439
         Prepaid expenses and other
           current assets                       (     168,786)         (    164,137)                  24,324
         Accounts payable                             976,097          (     57,582)                 458,300
         Federal excise taxes payable                 599,649               517,092             (    178,086)
         Income taxes payable                       6,198,000                     -                        -
         Accrued expenses                             796,406               561,007             (     52,093)
         Customer deposit                           6,000,000                     -                        -
                                              ----------------        ----------------         --------------

Net cash provided by (used in) operating
   activities                                      20,827,239          (  2,665,622)                 241,312
                                              ----------------        ----------------         --------------

Investing activities:
   Collections of notes receivable                     17,213                 1,915                   19,045
   Purchases of property, plant and equipment   (  10,014,665)         (    454,888)                  (3,530)
   Proceeds from disposal of property
     and equipment                                          -               175,000                        -
   Purchases of intangible assets               (     240,681)         (     48,815)                       -
   Deposits on property and equipment                (193,700)                    -                        -
   Note receivable from stockholder                (1,087,806)                    -                        -


Net cash provided by (used in)
   investing activities                         (  11,519,639)         (    326,788)                  15,515
                                              ----------------        ----------------         --------------


                 See notes to consolidated financial statements.

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                  1999              1998             1997
                                              ------------    -------------     -------------
Financing activities:
   Payments on line of credit, net                       -    (   1,095,801)        (266,334)
   Proceeds from notes payable                   7,172,000                -          300,000
   Payments on notes payable                   (   382,967)   (     550,023)    (    198,788)
   Proceeds from sale of stock                   1,045,920        4,950,000           64,788
   Stockholder distributions                             -                -     (    156,148)
   Stock offering costs paid                   (    40,000)   (     220,000)             -
                                              -------------   --------------    -------------

Net cash provided by (used in)
   financing activities                          7,794,953        3,084,176     (    256,482)
                                              -------------   --------------    -------------

Increase in cash and cash
   equivalents                                  17,102,553           91,766              345

Cash and cash equivalents,
   beginning of year                               102,695           10,929           10,584
                                              -------------   --------------    -------------


Cash and cash equivalents,
   end of year                                $ 17,205,248    $     102,695     $     10,929
                                              =============   ==============    =============

Supplemental disclosure of cash
   flow information:
   Cash paid during the year for:
      Interest                                $    123,119    $     254,713     $    230,370
                                              =============   ==============    =============
      Income taxes                            $  1,752,000    $     -           $    -
                                              =============   ==============    =============

Supplemental schedule of non-cash
   investing and financing activities:
      Repayment of related party note
         payable with related party
         note receivable                                                        $    759,489
                                                                                =============
      Conversion of debt to equity                            $     497,649     $    923,499
                                                              ==============    =============

      Conversion of redeemable preferred
         stock to equity                      $     44,000    $     232,000
                                              =============   ==============

      Notes payable reduced by proceeds
         from equipment sale                                  $     255,000
                                                              ==============

      Acquisition (reverse merger):
         Fair value of assets acquired                        $   1,237,238
         Liabilities assumed                                  (   2,001,688)
                                                              --------------
         Excess assigned to goodwill                          $     764,450
                                                              ==============


                See notes to consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Organization and basis of presentation:

         Star Scientific, Inc. and Subsidiaries was formerly known as Eye Technology, Inc. and Subsidiaries (the "Company"). In December 1998, the Company changed its name to Star Scientific, Inc.

         On February 6, 1998, the Company and its subsidiaries, entered into a stock exchange agreement with the stockholders of Star Tobacco and Pharmaceuticals, Inc. ("Star"), a privately owned corporation. Under the agreement, Star stockholders exchanged all of their common stock for 13,831 shares of Series B Preferred Stock, par value $.01 per share. When converted, this stock would equal 46,127,500 shares of common stock, or approximately 90% of the outstanding common stock of the Company and its subsidiaries as of the conversion date.

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

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Organization and basis of presentation:

         The following summarized pro forma information assumes the acquisition had occurred as of January 1, 1997.

                                  1998                 1997
                              ------------        --------------
Net sales                     $ 20,134,099        $ 22,097,287
Operating loss                ($ 3,299,669)       ($ 2,252,324)
Net loss                      ($ 4,209,784)       ($ 2,316,688)
Loss per share:
      Basic and diluted       ($       .51)       ($       .67)

         Nature of business:

         Star has been engaged since 1991 in the manufacture and sale of tobacco products. Since 1994, Star has engaged in extensive research and development activities relating to (1) the development of proprietary scientific technology for the curing of tobacco so as to prevent or retard the formation of certain toxic carcinogens present in tobacco and tobacco smoke, namely, the tobacco specific nitrosamines, (2) the development of less harmful tobacco products which have been cured pursuant to licensed patented technology and (3) the development of tobacco-smoking cessation products. The Company is also engaged in the manufacture and sale of discount cigarettes, without additives, and with activated charcoal filters. Through the year ended December 31, 1998, the Company had not yet marketed or received any revenues from products developed from its research and development activities.

         During 1997, Star had sales to one customer which represented approximately 19% of net sales. There were no sales to this customer in 1999 or 1998. During 1999, Star had purchases from a major domestic tobacco company which represented 21% of cost of sales. The Company also borrowed $7,172,000 from this same company to finance property, plant and equipment acquisitions in 1999. (See Notes 5 and 6)

         Advertising Costs:

         Advertising costs are expensed as incurred and are included in marketing and distribution expenses. For the years ended December 31, 1999, 1998 and 1997, advertising costs were $36,000, $38,000 and
         $60,000, respectively.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Use of estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

         Cash equivalents:

         For purposes of the statement of cash flows, the Company classifies all highly liquid investments with an original maturity of three months or less as cash equivalents.

         Fair value of financial instruments:

         Financial instruments consist of cash, cash equivalents, short-term trade receivables and short-term trade payables for which the current carrying amounts approximate fair value. Additionally, the borrowing rates currently available to the Company approximate the rates for debt agreements with similar terms and average maturities.

         Inventories:

         Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

         Property, plant and equipment:

         Property, plant and equipment are recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of three to seven years for office equipment and machinery and equipment and thirty-nine years for buildings and improvements.

         Intangibles:

         Intangibles consist primarily of licensing costs, trademarks and packaging design costs. Intangibles are amortized by the straight-line method over a period of 15 years for trademarks 17 years for licensing costs and 5 years for packaging design costs.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Income taxes:

         Star was an S Corporation from August 1, 1991 through February 6, 1998 for federal income tax purposes. Accordingly, the taxable income or loss of Star had been "passed-through" to its stockholders, and they have been subject to the tax on any income earned by the Company. As a result of the change in ownership discussed in Note 1, Star was no longer eligible for S corporation status and became a C Corporation effective February 6, 1998. As a C corporation, Star is responsible for income taxes payable resulting from earnings subsequent to February 6, 1998. Additionally, under the provisions of Financial Accounting Standards Board ("FASB") Statement No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

         Credit risk:

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

         The Company maintains its cash and cash equivalents balances in 5 financial institutions, including approximately $64,000 in one foreign bank. Each of the balances in the domestic banks are insured by the Federal Deposit Insurance Corporation up to $100,000.

         Trade accounts receivable result from sales of tobacco products to its various customers throughout the United States. Credit is extended to customers after an evaluation for credit worthiness; however, the Company does not require collateral or other security from customers.

         Employee stock-based compensation:

         During 1999, the Company adopted the accounting and disclosure provisions of Financial Accounting Standard No. 123 -- Accounting for Stock-Based Compensation ("FAS 123"), which requires use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). There were no stock-based compensation transactions with employees in 1998 or 1997 that would have been subject to the accounting or disclosure provisions of FAS 123.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Research and development costs:

         Research and development costs are charged to expense when incurred.

         Segment reporting:

         During 1999, the Company commenced operations in a new business segment and as a result, adopted the Statement of Financial Accounting Standards Number 131, "Disclosures about Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for reporting information about operating segments in annual financials statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has identified these segments based on the nature of business conducted by each. The identifiable segments at December 31, 1999 are
         1) the manufacture and sale of discount cigarettes to wholesalers, and
         2) the sale of tobacco cured utilizing its proprietary technology. This second segment also includes costs incurred in the research and development of methods of manufacturing a less harmful tobacco product.

         Net income (loss) per common share:

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

         Basic income (loss) per common share was computed using the weighted-average number of common shares outstanding. Potential common shares outstanding were excluded in 1998 and 1997, as their effect was antidilutive.

         Diluted earnings per share was computed assuming conversion of all potentially dilutive stock options and warrants.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

2.       DISCONTINUED OPERATIONS:

         On December 30, 1998, the Company completed the sale of its ophthalmic and intraocular business. As a result thereof, the Company has recorded an after tax loss on the disposal of $221,290. Results of operations of the discontinued business segment have been classified as discontinued operations from the date of the Eye Technology, Inc. acquisition in February 1998 through December 31, 1998.

         Net sales and loss from discontinued operations are as follows for 1998:

            Net sales                               $629,715
                                                    --------
            Operating losses                        $751,080
                                                    --------
            Income taxes                                -
                                                    --------
            Loss from discontinued operations       $751,080
                                                    --------
            Loss on disposal                        $221,290
                                                    --------

3.       INVENTORIES:

         Inventories consist of the following:

                              1999            1998
                          ----------      -----------

Raw materials             $  623,692       $  329,238
Packaging materials          781,448          262,467
Finished goods             2,165,469           44,751
                          ----------       ----------

                          $3,570,609       $  636,456
                          ==========       ==========

4.       PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the
   following:                                          1999              1998
                                                    -----------       -----------

   Land                                             $   172,572       $   172,572
   Buildings and improvements                           340,139           269,484
   Tobacco curing barns                               8,661,312                 -
   Machinery and equipment                            3,202,577         2,180,653
   Office and sales equipment                           586,087           312,649
                                                    -----------       -----------
                                                     12,962,687         2,935,358
   Less accumulated depreciation                      1,988,658         1,230,789
                                                    -----------       -----------
                                                    $10,974,029       $ 1,704,569
                                                    ===========       ===========

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

5.    CUSTOMER DEPOSIT AND LONG-TERM SUPPLY AGREEMENT:

      During October 1999, the Company entered into an agreement with a major domestic tobacco company ("customer"), whereby that customer will, subject to certain conditions, purchase quantities of the Company's low nitrosamine tobacco leaf (StarCure(TM) tobacco) and evaluate the potential for that tobacco in the marketplace. In that regard, the customer has made a $6,000,000 non-refundable deposit to the Company toward its purchase of tobacco in 2000. Additionally, the customer has agreed to finance the purchase/construction of tobacco curing barns which will assist the Company in its production of low nitrosamine tobacco products to be marketed by the Company, the customer and others in the industry (see Note 6 regarding financing provided through December 31, 1999). Tobacco leaf sales under this agreement during 1999 were approximately $9,300,000. In each of the years 2000 and 2001, the customer is obligated to purchase five million pounds of Virginia flue-cured tobacco that has been cured using the StarCure(TM) process, and the customer has an option to purchase three million pounds of burley tobacco cured using the same process. The customer also has the option to become the exclusive purchaser of tobacco cured using the StarCure(TM) process in each of the years 2002 through 2004, if it purchases at least thirty million pounds of tobacco in each of those years. If the customer were to stop purchasing flue-cured tobacco that has been cured using the StarCure(TM) process after the year 2001, the Company's sales volume, operating income and cash flows could be negatively effected.

6.    NOTES PAYABLE:

         Notes payable consists of the following:

                                                                                              1999              1998
                                                                                            ----------        -----------
            Note payable under a $13,200,000 credit facility restricted for the purchase of tobacco curing barns; interest accrues at prime plus 1%
            commencing December 2000-payable monthly thereafter; principal payable in 60 equal monthly installments commencing September 2004;
            collateralized by the Company's curing barns and leaf tobacco
            inventory.                                                                      $ 7,172,000       $      -

            Note payable, bank, due in monthly installments of $3,111, including interest at prime plus 1%, through 2001; secured by real
            property and guaranteed by certain stockholders.                                    259,343           275,393

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

6.          NOTES PAYABLE (CONTINUED):

            Term note payable, finance company, due in monthly installments of
            $21,047, including interest at 10.15% through September 2001;
            secured by manufacturing equipment.                                                    172,469             362,247

            Term note payable, finance company, due in monthly installments of
            $7,262, including interest at 9.31% through October 2001; secured
            by manufacturing equipment.                                                            146,356             216,292

            Other                                                                                   29,514             136,734
                                                                                               -----------      --------------
                                                                                                 7,779,679             990,666
            Less current maturities                                                                275,000             379,082
                                                                                               -----------      --------------

                                                                                               $ 7,504,679      $      611,584
                                                                                               ===========      ==============

            The annual maturities of notes payable are as follows:

              Year ending December   31
              -------------------------
                 2000                                                                              275,000
                 2001                                                                              332,679
                 2005                                                                            7,172,000
                                                                                               -----------
                                                                                               $ 7,779,679
                                                                                               ===========


7.       STOCKHOLDERS' EQUITY:

         Preferred stock:

         Class A:

         The Company has authorized 4,000 shares of $.01 par value Class A Convertible Redeemable preferred stock. Each share of the Preferred Stock is convertible into 80 shares of common stock of the Company at the option of the holder and has voting rights equal to the number of common shares issuable if converted. The Preferred Stock has the right to share in dividends declared on the Company's common stock and has certain liquidation preferences. The carrying value of the Preferred Stock at December 31, 1998 reflected an additional acceleration premium as the Company has raised funds in excess of defined amounts. At December 31, 1999 all Class A preferred shares had been converted to common.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

7.       STOCKHOLDERS' EQUITY (CONTINUED):

         Series B:

         During the year ended December 31, 1998, the Company authorized 15,000 shares of $.01 par value Series B Preferred Stock. The stock is convertible into common stock at the holders' option prior to December 31, 2002 at 3,280 shares of common for each share of Series B Preferred. Holders of Series B Preferred Stock are entitled to 500 votes for each share held. During 1999, holders of all of the 14,084 shares of Series B Preferred Stock converted their shares to common.

         Common stock warrants:

         Common stock warrants issued, redeemed and outstanding during the year ended December 31, 1999 and 1998 are as follows:

            Issued in 1998 in connection with private placement of stock,
            exercise price of $2 per share, expiring September 2000                                  1,500,000
                                                                                                ----------------
            Warrants issued and outstanding at December 31, 1998                                     1,500,000

            Warrants exercised in 1999                                                          (      522,920)
                                                                                                ----------------

            Warrants issued and outstanding at
               December 31, 1999, expiring September
               2000 (remaining contractual life .75 years)                                             977,080
                                                                                                ================

         Stock option plan:

         In 1998, the Company adopted the 1998 Stock Option Plan (the "Plan") which provides for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. The Plan provides for grants of both qualified and non-qualified stock options to purchase up to 4,000,000 shares at a purchase price equal to the fair market value on the date of grant in the case of qualified options granted to employees. The Company amended the Plan on April 12, 1999. There were no options outstanding as of December 31, 1998. During 1999, 3,258,406 options were granted with a weighted average exercise price of $2.17 per share. No options were exercised or forfeited in 1999.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

7.       STOCKHOLDERS' EQUITY (CONTINUED):

         The following table summarizes information for options outstanding and exercisable at December 31, 1999 all of which were granted in 1999.


                                      Options Outstanding                       Options Exercisable
                        -----------------------------------------------    -------------------------------
      Range of                          Weighted Avg.     Weighted Avg.                     Weighted Avg.
        Prices            Number       Remaining Life    Exercise Price      Number        Exercise Price
     -------------      ---------      --------------   ---------------    ----------      ---------------
     $  1.00-2.00       2,500,000         9.71 yrs.     $   1.79            2,000,000      $        1.74
     $  2.01-3.00         500,000         9.79 yrs.     $   3.00                  -        $           -
     $  3.01-4.00         175,000         9.52 yrs.     $   3.34              175,000      $        3.34
     $  4.01-5.00          50,000         9.33 yrs.     $   4.13               50,000      $        4.13
     $  5.01-8.56          33,406         9.92 yrs.     $   8.56               33,406      $        8.56
                        ---------      --------------   ---------------    ----------      ---------------

     $  1.00-8.56       3,258,406         9.71 yrs.     $   2.17            2,258,406      $        2.02
                        ==========     ==============   ===============    ==========      ===============

         The weighted average grant-date fair value of options granted during 1999 was $2.07 per share ($2.00 per share for those issued whose exercise price was different from the market price of the stock at date of grant).

         In addition to stock options, the Company granted a stock purchase right to acquire 2,000,000 shares of common stock at $1.00 per share. This stock purchase right was accounted for as an option (see Note 13) and had a grant-date fair value of $48,400.

         The fair value of options and the stock purchase right granted in 1999 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

         Expected life of options                     1.25 years
         Risk free interest rate                          5.03%
         Expected volatility                                39%
         Expected dividend yield                             0%


         Total compensation cost recognized in 1999 for all stock-based employee compensation awards was $265,618.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8.       EARNINGS PER SHARE:

         The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31,


                                                            1999               1998                   1997
                                                      ---------------      --------------       ---------------
         Net income (loss)
                                                      $    11,514,630      ($  4,196,075)       ($   1,986,497)
                                                      ===============      ==============       ===============

         Denominator for basic earnings per
              share-weighted average shares                36,207,390          8,327,345             3,435,190
         Effect of dilutive securities:
              Warrants outstanding                            729,621            -                     -
              Stock options outstanding                     1,828,240            -                     -
                                                      ---------------      --------------       ---------------



         Denominator for diluted earnings
              per share- weighted average shares
              adjusted for dilutive securities             38,765,251          8,327,345             3,435,190
                                                      ===============      ==============       ===============


         Earnings (loss) per common share             $           .32      ($        .51)       ($         .58)
                                                      ===============      ==============       ===============

         Earnings (loss) per common share-
              diluted                                 $           .30      ($        .51)       ($         .58)
                                                      ===============      ==============       ===============

9.       INCOME TAXES:

         Net deferred tax assets and liabilities consist of the following:


                                                                                  1999                       1998
                                                                        ------------------------      --------------------
               Deferred tax assets:
                  Non-refundable deposit taxable currently               $             2,280,000                   -
                  Net operating loss carryforwards (subject
                     to annual limitation)                                               423,000                 2,000,000
                  Other                                                                   43,000                   -
                                                                         ------------------------      -------------------
                                                                                       2,746,000                 2,000,000
                                                                         ------------------------      -------------------
               Deferred tax liabilities:
                  Differing bases in property, plant and
                     equipment for tax and financial reporting
                     purposes                                            (               360,000)      (           200,000)
                                                                         ------------------------      --------------------
                                                                                       2,386,000                 1,800,000

               Less valuation allowance                                                  -             (         1,800,000)
                                                                         ------------------------      --------------------
                                                                         $             2,386,000       $           -
                                                                         ========================      ====================


         Net deferred tax assets are reflected in the accompanying 1999 balance sheet as follows:

               Current asset                                                                           $         2,303,000
               Non-current asset                                                                                    83,000
                                                                                                       -------------------
                                                                                                       $         2,386,000
                                                                                                       ===================

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

9.       INCOME TAXES (CONTINUED):

         Income tax expense consists of the following:

                                                              1999                      1998                     1997
                                                        ------------------         -----------------         -------------
         Current:

            Federal                                    $        6,114,000          $        -                    -
            State                                               1,250,000                   -                    -
                                                        ------------------         -----------------         --------------
                                                                7,364,000                   -                    -

         Deferred                                      (          586,000)         (      1,325,000)             -
         Increase (decrease) in valuation
            allowance(a)                               (        1,800,000)                1,325,000              -
                                                        ------------------         -----------------         --------------

                                                       $        5,564,000          $        -                    -
                                                       ===================         =================         ==============

         (a)During 1999, the Company reevaluated the deferred tax asset valuation allowance based on the Company's current operations and determined that it is more likely than not that these deferred tax assets will be recoverable and, as such, has decreased the previously recorded valuation allowance.

         The provision for income tax expense (income tax benefit) varies from that which would be expected based upon applying the statutory federal rate to pre-tax accounting income (loss) as follows:


                                                            1999               1998                  1997
                                                      ----------------    ----------------      --------------
            Statutory federal rate                                 34%    (            34%)      (         34%)
            Non-deductible compensation
               for stock options and grants                         4              -

            Other                                                   3              -                    -
            Non-deductible officer
               compensation                                         4              -                    -
            Change in deferred tax
               asset valuation allowance              (            12)                34                   34
                                                      ----------------    ----------------      --------------
                                                                   33%             -     %              -    %
                                                      ================    ================       =============

         At December 31, 1999 the Company had a net operating loss carryforward of approximately $1,100,000, which expires from 2003 through 2009.

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

10.      RELATED PARTY TRANSACTIONS:

         The Company has entered into certain transactions with companies and trusts that are owned by members of management and stockholders. The following is a summary of the significant related party transactions for the years ended December 31, 1999, 1998 and 1997.

                                                                                       1999               1998            1997
                                                                                ----------------    ---------------   ------------
              Management fee expense                                            $           -       $          -      $    565,000
              Business travel - aircraft expense                                $        442,238            185,544        238,750
              Loan repayments                                                   $           -               200,000            -
              Legal fees (d)                                                    $        940,000    $          -      $        -
              Advance to officers (a) (b)                                       $      1,143,134               -               -
              Note receivable, officer
                 (See Note 13-Employment
                  Agreement)                                                    $      2,000,000    $          -      $        -
              Interest receivable on stock note
                 receivable officer (c)                                         $         94,889    $          -      $        -
            Tobacco purchases from/commissions
                 paid to organization controlled by an
                 officer/director                                               $        627,577    $        59,429   $        -
            Tobacco sales to an organization
                 controlled by an officer/director                              $        578,683    $       165,347   $        -

         (a) $55,328 of which is unsecured and included in prepaid expenses and other current assets in the accompanying 1999 balance sheet.

         (b) Includes a $1,087,806 unsecured note receivable due from officer, bearing interest at 5.66% due December 31, 2000.

         (c) Included in prepaid expenses and other current assets in the accompanying 1999 balance sheet.

         (d) In 1999, the Company paid $940,000 to Paul, Hastings, Janofsky & Walker LLP with respect to various legal matters. An executive officer of the Company is senior counsel and a former partner of this firm.


         Effective January 1, 1998, Star entered into a license agreement with the principal stockholder wherein Star has the exclusive world-wide rights to produce and sell tobacco products with low-TSNA (tobacco specific nitrosamines) tobacco. In connection with this agreement, Star is obligated to pay royalties equal to 2% of all product sales (less certain costs) and 6% of any royalty income earned from sublicensing (less certain costs). There were no royalties due under this agreement for 1999 or 1998.

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

11.      EMPLOYEE BENEFIT PLAN:

         The Company is the sponsor of a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 15% of their annual compensation. The Company may make an annual discretionary contribution (approximately $44,000 in 1999 and no contribution in 1998 or 1997).

12.      SEGMENT REPORTING:

         As discussed in Note 1, the Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's reportable segments are strategic business units that offer different products and have separate management teams. These segments are 1) the manufacture and sale of discount cigarettes and 2) the sale of tobacco cured using licensed technology, which commenced in 1999. Financial information by business segment is as follows:


                                                 Leaf                    Discount
                                               Tobacco                 Cigarettes                   Consolidated
                                           ----------------          -------------------         ---------------------
         Sales                             $      9,845,516          $        89,479,273         $          99,324,789
                                           ----------------          -------------------         ---------------------

         Cost of sales                            6,565,901                   25,312,978                    31,878,879
                                           ----------------          -------------------         ---------------------
         Depreciation                               407,011                      338,194                       745,205
                                           ----------------          -------------------         ---------------------
         Research and development                   535,782                     -                              535,782
                                           ----------------          -------------------         ---------------------

         Property and equipment                   9,107,039                    1,866,990                    10,974,029
                                           ----------------          -------------------         ---------------------

         Capital expenditures                     9,150,000                      864,665                    10,014,665
                                           ----------------          -------------------         ---------------------

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

13.      COMMITMENTS AND CONTINGENT LIABILITIES:

         Obligations under master settlement agreement:

         In November 1998, 46 states and several U.S. territories entered into a settlement agreement to resolve litigation that had been instituted by them against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement ("MSA"). As a nonparticipating manufacturer, the Company would be required to satisfy certain escrow obligations under statutes which the MSA required participating states to pass, if they were to receive the full benefits of the settlement. The so-called "level playing field" statutes require nonparticipating manufacturers to fund escrow accounts that could be used to satisfy judgements of settlements in lawsuits filed by the participating states against such nonparticipating tobacco manufacturers. Absent a legal challenge to the state specific statutes or an agreement with respect to the funding of the required escrow accounts, the Company is obligated to place an amount equal to $1.88 per carton sold in 1999, and increased amounts per carton for subsequent years, in escrow accounts beginning April 2000 for sales of cigarettes occurring in each such state after the effective date of each state specific statute. The Company's escrow funding requirement in April 2000 for 1999 sales is approximately $10,600,000 and is expected to increase in future years. Such escrowed funds will be used to fund tobacco-related litigation or settlements and if not so used, returned to the Company after 25 years (the Company will, however, receive interest earnings on the invested escrowed amounts). Also, absent a challenge to the state-specific statutes or some accommodation as to the payment of the escrow amounts, the failure to pay the required escrow could result in penalties to the Company and potential restrictions on its ability to sell tobacco products within particular states. The Company has the resources to meet its April 2000 escrow funding obligation and expects it will be able to do so in future years. However, the degree to which these escrow requirements negatively impact the Company's liquidity position in future years is not presently determinable. Notwithstanding, the Company is continuing to assess its options with respect to the state specific statutes, including a variety of legal challenges to the statutes and/or MSA.

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

13.      COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED):

         Leases:

         The Company leases its office and warehouse facilities and various vehicles and operating equipment under non-cancelable operating leases.

         The following represents the future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999.

                                                Year ending December 31,              Amount
                                                ------------------------         ---------------
                                                  2000                           $        99,024
                                                  2001                                    76,736
                                                  2002                                    74,948
                                                  2003                                    74,948
                                                  2004                                    74,948
                                                  Thereafter                             256,073
                                                                                 ---------------
                                                                                 $       656,677
                                                                                 ===============

         Rent expense for all operating leases amounted to approximately $153,000, $107,000, and $170,000 for the years ended December 31, 1999,
         1998 and 1997, respectively.

         Employment Agreement:

         During April 1999, the Company entered into an employment agreement with an Executive Officer (the "officer"), which expires June 15, 2002. In addition to a $600,000 base salary as of December 31, 1999, the agreement provides for a minimum annual performance bonus of $250,000. Compensation expense pursuant to this agreement in 1999 was approximately $860,000.

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

13.      COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED):

         Employment Agreement (continued):

         The agreement also granted the officer the right to purchase 2,000,000 shares of the Company's common stock at $1 per share, and the Company agreed to finance the purchase with interest due annually at 7% and all principal due July 2005. The stock purchase occurred in 1999, and the related $2,000,000 note receivable is presented as a reduction of stockholders' equity in the accompanying 1999 balance sheet. Since the note is non-recourse with respect to accrued unpaid interest and 85% of the principal, this stock purchase right has been accounted for as an option. The Company has recognized interest income of approximately $90,000 during 1999 in connection with the note. In connection with the aforementioned agreement, the officer was also granted qualified stock options to purchase 1,000,000 shares of stock at $1 - 11/16 per share, the price of the Company's common stock on the date of grant. Such options vested immediately.

14.      SUBSEQUENT EVENT:

         During January 2000 the Company obtained a $3,000,000 revolving line of credit. Borrowings under the line of credit are limited to 80% of eligible accounts receivable, as defined, and bear interest at a rate linked to the prime rate. The agreement places restrictions on new debt and the Company's ability to further pledge its assets and stipulates a minimum fixed charge coverage ratio, as defined. Borrowings under the line of credit are secured by substantially all assets not otherwise pledged.

         During January 2000 the Company also entered into a long-term lease arrangement for warehouse and office space. Future minimum rental payments adjusted for amounts required under this agreement are as follows:

                         Year ending                                                Amount
                     -----------------                                        ------------------
                     December 31, 2000                                        $          293,887
                            2001                                                         271,599
                            2002                                                         269,811
                            2003                                                         281,273
                            2004                                                         281,273
                         Thereafter                                                      897,973
                                                                              ------------------
                                                                              $        2,295,816
                                                                              ==================

                    STAR SCIENTIFIC, INC. AND SUBSIDIAIRIES

                                  Schedule II
                       Valuation and qualifying accounts.

----------------------------------------------------------------------------------------------------------------------------------
  Col. A                 Col. B                              Col. C                        Col. D                      Col. E
----------------------------------------------------------------------------------------------------------------------------------
Description             Balance at                         Additions                    Deductions -                 Balance at
December 31,           Beginning of                                                      Describe                 End of Period
 1999, 1998               Period
  and 1997
----------------------------------------------------------------------------------------------------------------------------------
                                                  (1)                     (2)
                                                Charged                 Charged
                                                   to                      to
                                                 Costs                   Other
                                                  and                  Accounts-
                                                Expenses               Described
----------------------------------------------------------------------------------------------------------------------------------
For the year
ended
December 31,
1999:
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Allowance
for cash
discounts
and returns          $        76,600           $   102,770             $     -           $         -              $        179,370
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Allowance
for                                                                                       Recovery
uncollectible
accounts             $        46,436           $    65,536             $     -           $           27,400       $         46,500
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
For the year
ended
December 31,
1998:
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Allowance                                                                                Change in
for cash                                                                                  estimate
discounts
and returns          $       167,091           $         -             $     -           $           90,491       $         76,600
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Allowance
for
uncollectible
accounts             $             -           $    46,436             $     -           $      -                 $         46,436
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
For the year
ended
December 31,
1997:
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Allowance
for cash
discounts
and returns          $       122,940           $    44,151             $     -           $      -                 $        167,091
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Allowance
for
uncollectible
accounts             $             -           $         -             $     -           $      -                 $         -
----------------------------------------------------------------------------------------------------------------------------------