Form 10-K/A
period 1999-12-31
STAR SCIENTIFIC INC
filed 2000-05-02
CIK 776008

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-K/A
                               (AMENDMENT NO. 1)


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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 31, 2000 is approximately $87,500,000. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of the any voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.



Number of shares outstanding of each class of common equity as of March 31, 2000: 58,749,201 shares of Common Stock.


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

                                     PART I

Item 1.   Business

GENERAL


We are engaged in: (1) the development of proprietary scientific technology for the curing of tobacco so as to prevent, retard or significantly reduce the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily, the tobacco specific nitrosamines ("TSNAs"); (2) the development of less harmful smoked tobacco products utilizing tobacco with very low levels of TSNAs (measured in parts per billion) which has been cured using the Company's proprietary StarCure(TM) process; (3) the manufacture and sale of discount cigarettes, with activated charcoal filters through its wholly-owned subsidiary, Star Tobacco & Pharmeceuticals, Inc. ("ST&P"); (4) the research and development of tobacco cessation products; and (5) the development of smokeless tobacco products utilizing tobacco with very low levels of TSNAs (measured in parts per billion) which has been cured using the Company's proprietary StarCure(TM) process.







         Star's central focus is the reduction of the range of serious health hazards associated with the use of tobacco products. Accordingly, Star's primary corporate mission is to demonstrate the commercial viability of less harmful tobacco products and to encourage other tobacco manufacturers to utilize and/or license Star's proprietary curing technology. (When used in this Report, Star Scientific, Inc. and its wholly-owned subsidiary, Star Tobacco & Pharmaceuticals, Inc. are sometimes individually and/or collectively referred to as "Star" or the "Company".)



         The Company has an exclusive, worldwide license under patents and patents pending relating to methods to prevent the formation of TSNAs in tobacco. Certain TSNAs are generally regarded by cancer researchers to be among the most abundant and potent carcinogens in tobacco and tobacco smoke.


         The Company has pioneered the development of an economically feasible curing (StarCure(TM)) process for preventing the formation of virtually all of the carcinogenic TSNAs in tobacco. This, in turn, reduces these carcinogens in secondhand smoke. Star's non-chemical StarCure(TM) curing process does not affect the taste, color or nicotine content of tobacco.


         Today, the Company's revenues are generated principally through ST&P. ST&P's predecessor, a closely held private company, was organized in 1990 and, until 1994, primarily was engaged in the business of manufacturing cigars and cigarettes for others as a contract manufacturer. By late 1994, ST&P had commenced development and commercialization of its own brands of discount cigarettes using primarily Virginia flue-cured tobacco and competed principally on the basis of price. At about that same time, ST&P commenced a program of research and development relating to a range of potentially less harmful tobacco products and tobacco cessation products wherein ST&P secured certain Investigatory New

Drug applications ("INDs") from the U. S. Food and Drug Administration ("FDA") to commence human clinical testing. Shortly thereafter, ST&P shifted its near-term research focus to a technological development phase focused upon reducing the carcinogenic TSNAs in the tobacco leaf and tobacco smoke. In February 1998, ST&P merged with Eye Technology, Inc., a publicly-held OTC Bulletin Board company based in Minneapolis, Minnesota. While Eye Technology technically was the surviving corporation, in effect control of the surviving corporation shifted to the former stockholders of ST&P and the management of ST&P became the control management of the survivor in the merger. By December 30, 1998, the assets and liabilities that comprised the pre-merger business of Eye Technology, Inc. had been sold or liquidated, and the stockholders of Eye Technology voted to change its name to Star Scientific, Inc. The Company's primary corporate focus from that time forward has centered upon the development of reduced toxin, and potentially reduced risk, tobacco products, and, on a more long-term basis, development of smoking cessation products either with a joint venture partner or a corporate pharmaceutical partner.





         The proprietary StarCure(TM) process, to which the Company has an exclusive license, as discussed herein, from Regent Court Technologies LLC ("Regent Court"), involves the use of specially designed curing barns and a microwave curing process using specially designed industrial size microwave ovens (operated presently from the Company's Chase City, Virginia processing center). This proprietary StarCure(TM) process virtually precludes and/or substantially reduces the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most potent and powerful cancer-causing toxins present in tobacco and in side stream tobacco smoke. In 1999, the Company processed over 3.5 million pounds of very low-TSNA flue-cured tobacco using the StarCure(TM) process, and believes that this process is applicable to burley and other varieties of tobacco on a broad-scale commercial basis.



         The Company's long-term strategy is to aggressively increase and expand its production capacity for its proprietary StarCure(TM) process to produce very low-TSNA tobacco (carcinogenic NNKs and NNNs at less than 400 parts per billion). Further, the Company is committed to continue to explore the development of potentially less harmful smoked and smokeless tobacco products, as well as the development of tobacco cessation products. The Company has started the process of integrating its very low-TSNA StarCure(TM) tobacco into its present discount cigarette brands. Star presently markets four brands, namely, SPORT(R), MAINSTREET(R), VEGAS(R) and G-SMOKE(R) all of which now have activated charcoal filters and contain approximately 3% of very low-TSNA flue-cured tobacco because of limited availability of very low-TSNA tobacco at this time. It is anticipated that in excess of 20 million pounds of very low-TSNA tobacco will be processed during the 2000 growing season. With such increased production, Star expects over the next 24 months to be able to totally convert its four existing brands into cigarette brands with very low-TSNA flue-cured tobacco, to launch a new very low-TSNA cigarette brand that also will have activated charcoal filters, and contemporaneously to fulfill its tobacco supply commitments to Brown & Williamson Tobacco Corporation ("B&W"), the third largest tobacco company in the United States. (See "Relationship with B&W").



         The Company has announced plans to launch, before the end of the third quarter of 2000, the first very low-TSNA cigarette. This cigarette, which will have a new name chosen by late Spring 2000, also will have an activated charcoal filter aimed at reducing the levels of certain vapor phase toxins. The Company's central focus will continue to be reducing the health hazards associated with the use of smoked and smokeless tobacco products. The Company fully accepts the evidence showing links between tobacco smoking and a variety of diseases and premature death and believes that it is unlikely that the health risks of smoked tobacco can be completely eliminated. Nevertheless, in a world where an estimated 1.1 billion people smoke and use other tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible using available technology. The Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products that are as safe as technologically possible. The Company has now demonstrated that the method it has developed for curing tobacco using its proprietary StarCure(TM) process, can be scaled up to meet broad commercial needs in the United States and abroad.

PRODUCTS

         Discount Cigarettes


         Star currently manufactures and sells four brands of discount cigarettes, SPORT(R), MAINSTREET(R), VEGAS(R) and G-SMOKE(R) (formerly GUNSMOKE(TM)), through approximately 325 tobacco distributors throughout the United States. The cigarettes are sold as discount brands. Star does not engage in extensive advertising or marketing programs for its cigarette products, but relies primarily upon communications with distributors, pricing appropriate for discount cigarettes and, to a lesser extent, on brand, product appearance and taste in order to compete in the marketplace. There were no export sales by the Company in 1999.


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

         Processed Tobacco


         In 1999, Star processed and sold over 3.5 million pounds of low-TSNA flue-cured tobacco that had been cured using its proprietary StarCure(TM) process. All of these sales were made to B&W, pursuant to Star's contractual arrangements with B&W described elsewhere in this Report. These sales accounted for approximately 10% of the Company's net sales in 1999. During 2000, Star expects to process, sell and/or use for its own brands in excess of 20 million pounds of very low-TSNA tobacco cured using the StarCure(TM) process. Star expects that a minimum of 8 million pounds will be sold to B&W pursuant to its Agreement with B&W dated October 12, 1999 ("Supply Agreement"). The bulk of these sales will occur in the third and fourth quarter of each year resulting in higher revenues in those quarters. The remaining portion of the very low-TSNA tobacco cured using the StarCure(TM) process will be integrated into Star's own discount cigarette brands over the next 24 months and/or will be available for sale to B&W or other cigarette manufacturers. The Company's long-term goal is to derive an increasingly larger percentage of its revenues from sub-licensing its StarCure(TM) process to major cigarette manufacturers.


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

         Tobacco-Flavored Chewing Gum and Lozenges and Chewing Gum Containing Tobacco Extract





         Star has produced for pilot Phase I testing both a chewing gum and a tobacco lozenge, each containing very low-TSNA tobacco, as potential smoking cessation products. The gum/lozenge products contain nicotine, as well as the MAO-inhibitor known to be present in tobacco. In anticipation of a then pending legislative proposal to provide the FDA with new legislative authority to regulate tobacco products, Star submitted and received approval of an IND for the gum product from the FDA. Star commenced a Phase I Human Clinical Trial in the second quarter of 1998 in order to demonstrate the safety of this product for smoking cessation purposes. Star has developed lozenges which contain tobacco extract. Star has not yet filed an IND application with the FDA covering lozenges, and in the current regulatory environment it is unlikely to do so. Neither the gum nor the lozenge may be sold in the United States as pharmaceutical products unless and until the FDA has approved a New Drug Application for such products. No assurances can be given when or if Star might obtain such approvals or that, even if such approvals are obtained, whether there will be significant revenues from the sale of either. Given the present uncertain status of the FDA's authority to regulate tobacco products, it now appears that to be sold as pharmaceutical products these tobacco-containing cessation products would be required to undergo all of the preclinical and clinical testing required of a new drug product. It seems unlikely at the present time that undertaking such testing would produce an adequate return on investment. Star continues to investigate and explore opportunities for these products in Western and Eastern Europe, and in other countries where regulating authorities appear to be more receptive to the development of reduced risk and less hazardous tobacco products. Star has taken a public position, unanimously supported by its Board of Directors, that it is in favor of comprehensive FDA regulation of all tobacco products. The Company is exploring entering into a joint venture, partnership and/or technology license, preferably with a major pharmaceutical company, to produce tobacco cessation products.


SALES AND MARKETING

         Star's four brands of discount cigarettes are each sold in a variety of sizes and styles, e.g., king size and 100s, soft pack and hinged box, regular flavor and menthol, and full flavor, lights and ultra lights. Star utilizes its own specified blend of tobaccos in each brand. The blend consists of Virginia flue-cured, burley and oriental varieties of tobacco, which is typical of American-style cigarettes.


         Star uses stylized packaging designs for its four brands of discount cigarettes. As is typical in the cigarette industry, Star utilizes different colors, e.g., green for menthol and similar designs on its packaging to denote different product styles. Star primarily conducts trade journal and direct mail advertising to the industry and not advertising directed to consumers. It is Star's strategy to rely to a large degree upon distributors to promote and sell Star's brands to retail customers. Star provides to its distributor customers, for redistribution to retailers, point-of-sale materials such as posters, pole signs, display racks and counter top and floor displays. Also, Star produces marketing materials for use by distributors and their direct sales force to promote Star cigarettes to their retail customers.





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


         During 1999, Star experienced substantial sales growth. Star believes that the price increases imposed upon the major cigarette manufacturers, arising from the settlement of major litigation, created an increased demand for low-price cigarettes. In late 1999, Star initiated an aggressive expansion of its marketing and sales organization to respond to its anticipated increase in demand, not only for its present products, but for what the Company believes will be a demand by knowledgeable smokers for products which deliver less toxins; for example, Star's new brand expected to be launched in the third quarter of 2000. Three of the Company's officers, Mr. Jonnie R. Williams, its Chief Executive Officer, Mr. David M. Dean, its Vice President of Sales and Marketing, and Mr. Sheldon Bogaz, its Vice President of Trade Operations, lead the Company's sales and marketing activities. Mr. Dean, who came to Star with extensive health care oriented marketing expertise, supervises a staff of eleven regional sales representatives who direct a field sales force. By the end of 2000, Star plans to increase its sales force to cover a greater number of distributors located throughout the 48 contiguous states.


PURCHASING


         During 1999, the majority of tobacco used in Star's cigarettes was purchased from a recognized leaf dealer in "cut rag" form, meaning that the tobacco has been cut, processed and flavored to Star's specifications, and is ready when delivered to Star for the manufacturing process. The Company expects during 2000 and thereafter to purchase increasing amounts of the tobacco needed for its business directly from tobacco farmers. The Company anticipates that it will be able to process the tobacco purchased from the farmers within its Chase City processing facility within one to three days of delivery to the facility.

MANUFACTURING


         All of the tobacco planned to be used by the Company in 2000 and thereafter in the production of its very low-TSNA tobacco either for sale to B&W and potentially other parties, or for incorporation into Star's own cigarettes, or in the development by Star of smokeless tobacco products, will be cured using Star's proprietary StarCure(TM) process. The StarCure(TM) process utilizes specially equipped curing barns and microwave technology. The specially designed curing barns, which incorporate the StarCure(TM) processing technology, are manufactured exclusively for Star by Powell Manufacturing Company of Bennettsville, South Carolina ("Powell"). Powell is the largest manufacturer of curing barns in the U.S. These specially designed barns are erected on site at the tobacco farms which provide Star with its tobacco. Approximately 650 of these barns have already been manufactured and delivered and contracts with tobacco farmers for approximately 250 additional curing barns have either been executed or are being finalized. Star anticipates that Powell will have provided Star with over 1,000 such barns by the end of 2000. Financing for a majority of these barns is provided by B&W (see "Relationship With B&W"). The Company's StarCure(TM) very low-TSNA tobacco is also processed in specially designed microwaves at its StarCure(TM) processing facility, a leased facility in Chase City, Virginia. Star's processing facility in Chase City is presently undergoing construction to substantially expand its capacity to process larger amounts of very low-TSNA tobacco. Star anticipates that it will be able to produce in excess of 20 million pounds of StarCure(TM) tobacco (both flue-cured and burley) during the year 2000 growing season.



         Star's cigarettes are manufactured at its facility in Petersburg, Virginia and under contract with third parties. The tobacco is combined with filters and paper in a "maker" which produces finished cigarettes, which in turn are placed in a "packer" which provides packaging into standard 20-cigarette packs and ten-pack cartons. Star believes its manufacturing facilities, plus the additional manufacturing contract relationship now in place with B&W, will allow Star to respond to its growing demand for the foreseeable future.


RELATIONSHIP WITH B&W


         On October 12, 1999, the Company and B&W entered into a Supply Agreement under which B&W has agreed to purchase Star Cure(TM) tobacco. During the third quarter and early fourth quarter of 1999, the Company produced and delivered to B&W approximately 3.5 million pounds of very low-TSNA Star Cure(TM) processed tobacco. This tobacco will be used to explore the production feasibility and commercial acceptance of very low-TSNA cigarettes. In each of the years 2000 and 2001, B&W is obligated to purchase from Star five million pounds of Virginia flue-cured tobacco that has been cured using the Star Cure(TM) process; and B&W has an option to purchase three million pounds of burley tobacco cured using the same process. B&W also has the option to become the exclusive purchaser of tobacco cured using the Star Cure(TM) process in each of the years 2002 through 2004, if it purchases from the Company at least 30 million pounds of tobacco in each of those years. During the same period and beyond that period if certain conditions are met, the Company has agreed to provide sufficient quantities of tobacco cured using the Star Cure(TM) process to meet the demands of B&W and all participating B&W affiliates, including British American Tobacco PLC, the second largest tobacco company in the world.






         B&W also has agreed to finance the Company's purchase of 600 of the specially designed curing barns and, subject to certain preconditions, an additional 400 such barns. (See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources") In addition, B&W has agreed to collaborate with the Company in the development of a new very low-TSNA cigarette and the possible licensing of trademark rights to B&W in connection with the sale of this new product.






         B&W also has agreed to manufacture cigarettes for Star and to supply leaf tobacco to Star for use in its tobacco products.


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


         Star is not aware of any other company which currently produces very low-TSNA tobacco on a commercial basis. There have been published reports that at least one of the major cigarette manufacturers is developing its own low-TSNA cigarettes, which may or may not be brought to market. One Swedish company, Swedish Match, has worked with various varieties of tobacco under crop management environments and other methods in an effort to maintain low-TSNA levels in its smokeless products. Star is not aware of any other company that now incorporates very low-TSNA tobacco into their cigarettes or other smoked tobacco products. B&W now has in its possession approximately 3.5 million pounds of very low-TSNA tobacco, but has not made a public announcement of when it will start using that tobacco in its current products or in a new product. However, recent announcements by several of the major tobacco companies indicate that certain of these companies either have commenced exploration or intend to explore the production of low-TSNA tobacco in the next few years and the incorporation of low-TSNA tobacco into their cigarettes. Star believes that if it is successful in commercializing its unique very low-TSNA cigarettes and/or in developing and commercializing very low-TSNA smokeless tobacco, it is inevitable that many of the major tobacco companies will follow its lead.


         If the Company is successful in developing and commercializing smoking reduction or cessation products, it will encounter stiff competition. Smoking cessation products that are approved for sale in the United States by the FDA are primarily nicotine delivery products (nicotine only) designed to wean the patient from nicotine addiction over a period of time ranging from 30 days to six weeks. Three products, Nicorette(R), a nicotine chewing gum, and Nicotrol(R) and NicoDerm(R), both transdermal nicotine patches, constituted substantially all of the U.S. pharmaceutical nicotine market in 1999. All of these products are sold over-the-counter. Zyban(R), (bupropion), a prescription drug which originally was developed and is still sold under another proprietary name as an antidepressant, was introduced to the market in 1997 and has been demonstrated to be useful as a cessation product. Star understands that sales of Zyban(R) to date have been substantial and that Zyban(R) is often prescribed by physicians to be used in conjunction with nicotine delivery products.

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


         There are multiple bills pending before the 106th Congress and in several state legislatures which, if enacted, would significantly change the United States tobacco industry. Some of these federal bills contain provisions which would provide substantial federal government funds for smoking cessation programs and products, as well as incentives to tobacco companies and others to produce less harmful or reduced-risk tobacco products. Star is unable to predict what effect, if any, these provisions, if enacted, would have on Star's technology for very low-TSNA tobacco or the sale of Star's smoking cessation products and/or reduced-risk tobacco products. The Company believes, however, that any bill that requires manufacturers to reduce or disclose levels of TSNAs in tobacco or tobacco smoke would be beneficial. Star announced on February 29, 2000, at a press conference held at the Dirksen Senate Office Building in Washington, D.C., its support of a bi-partisan tobacco labeling Bill (S. 2125) introduced by Senators Frank Lautenberg (D. N.J.), Richard Lugar (R. IND.), Richard J. Durbin, (D. ILL.), and Lincoln D. Chafee (R. R.I.). The Senate Bill, entitled the "Smoker's Right to Know and Truth in Tobacco Labeling Act", would, if enacted, significantly enhance the current tobacco package warning labels and require disclosure of toxic ingredients and health effects. The Bill would require all manufacturers to disclose cancer-causing agents, including carcinogenic TSNAs, as well as the percentage of such carcinogens "relative to the average of such concentration of such carcinogen in the sales weighted average of all cigarettes marketed in the United States." If enacted, Star believes such mandated disclosure would be beneficial to informed adult smokers, as well as the Company.


         FDA Regulation


         The FDA has promulgated regulations governing the sale and advertising of tobacco products designed primarily to discourage the sale to, and consumption by, adolescents and children. The authority of the FDA to promulgate such regulations was challenged in the federal courts. A federal District Court upheld the FDA's authority to promulgate such regulations but ruled that certain of the regulations restricting advertising were invalid as violative of the constitutional right of free speech. On appeal, the United States Court of Appeals for the Fourth Circuit affirmed portions of the District Court opinion that held the FDA could not regulate tobacco advertising and ruled that the executive branch of the United States government, in particular the FDA, does not have any authority to regulate tobacco products generally. The federal government appealed the Appeals Court's ruling and the matter was heard by the United States Supreme Court in late 1999. On March 21, 2000, the Supreme Court in a five to four decision held that Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Given the decision by the Supreme Court it is unclear whether the 106th or 107th Congress will act to grant such authority to the FDA, although legislation that would create such authority has already been introduced in Congress.



         Star believes that in the future reasoned FDA regulation will better enable the Company to compete in its particular market niche. Accordingly, the Company has publicly announced its support for comprehensive FDA regulation of tobacco products. The Company has shared the results of its proprietary StarCure(TM) tobacco curing process with the FDA. (See also "Research and Development-Prior Development of CigRx(TM)" for a discussion of the Company's prior submission of a cigarette product to the FDA.) The Company believes that the commercial value of its proprietary curing process will depend in part upon its validation by the scientific, health care and public health communities. The Company believes that well designed and carefully executed tests and clinical trials with resulting data shared with the scientific and public health communities would further its objective of attaining more general acceptance for its unique proprietary StarCure(TM) technology.

         Federal Trade Commission


         The requirements for health warnings on cigarettes is governed by the Federal Cigarette Labeling and Advertising Act ("Labeling Act"). The Labeling Act imposes labeling and advertising requirements on the manufacturers, packagers and importers of cigarettes and requires any company wishing to sell cigarettes within the United States to submit a plan to the Federal Trade Commission explaining how it will comply with the warning label display requirements. Star has submitted such plans in the past, and the Federal Trade Commission has approved its labeling plans. Labeling plans for Star's new very low-TSNA cigarette are currently being reviewed with the FTC.


         Bureau of Alcohol, Tobacco and Firearms

         Manufacturers and importers of tobacco products are taxed pursuant to regulations promulgated by the federal Bureau of Alcohol, Tobacco and Firearms under authority of the Internal Revenue Code of 1986, as amended. The Company's tobacco products are subject to tax under such regulations.

         State and Municipal Laws


         The sale of tobacco products is subject to taxation in all fifty states. In addition, some states permit municipalities to impose an additional sales tax, and many municipalities do so. The state and municipal sales taxes are imposed upon wholesalers and/or retailers but not manufacturers, and therefore Star has no liability for such taxes. Star is required by many states, however, to report its shipments of cigarettes to distributors/retailers located within their jurisdiction. In addition, cigarettes are subject to substantial and increasing excise taxes. The federal excise tax on cigarettes will rise from $.24 per pack in 1999 to $.34 in 2000, and to $.39 in 2002. President Clinton has proposed a further increase of $.55 per pack. Additionally, state excise taxes range from $.025 per pack in Virginia to $.87 per pack in California. Star is aware of at least two states, Massachusetts and Minnesota, which have recently adopted laws and regulations regarding the disclosure by manufacturers of certain chemical constituents in their products. Star intends to fully comply with such laws and believes it will benefit from such disclosure.


         Master Tobacco Settlement Agreement


         In November 1998, 46 states and several U.S. territories entered into a settlement agreement (the "Master Settlement Agreement") to resolve litigation that had been instituted by them against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a nonparticipating manufacturer, the Company is required to satisfy certain escrow obligations under statutes which the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called "level playing field" statutes require nonparticipating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such nonparticipating tobacco manufacturers. Absent a legal challenge to the state specific statutes or an agreement with respect to the funding of the required escrow accounts, the Company is obligated to place an amount equal to $1.88 per carton for 1999, and increased amounts per carton for subsequent years ($2.09 in 2000, $2.72 in 2001-2002, $3.35 in 2003-2006 and $3.77 thereafter), in escrow accounts, beginning April 2000 and annually thereafter, for sales of cigarettes occurring in the prior year in each such state after the effective date of each state specific statute. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in some states. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. Also, absent a challenge to the state specific statutes or some accommodation as to the escrow amounts, the failure to place the required amounts in escrow could result in penalties to the Company and potential restrictions on its ability to sell tobacco products within particular states. The Company is continuing to assess its options with respect to the state specific statutes, including a range of potential legal challenges to the statutes and/or the Master Settlement Agreement under a variety of legal theories, including unconstitutional taking of property.

         As of January 1, 2000, thirty-eight states had adopted model "level playing field" statutes and Star's purported obligations under those statutes is approximately $11.6 million with respect to 1999 sales. The Company's Board of Directors authorized the Company to fund the escrow obligations for 1999 under protest and to prepare a draft complaint for consideration by the Company's Board of Directors. The funds placed in escrow will continue to be an asset of the Company and the Company will receive the interest income generated by the escrow deposit.


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

         Canadian Proposed Regulations for Tobacco Packaging


         The Canadian government in 1999 proposed new labeling regulations that would require disclosure of the amount of selected toxic emissions and constituents, including TSNAs, in tobacco products sold in Canada, as well as an explanatory phrase regarding each such toxic substance. The proposed phrase regarding TSNAs would require a warning, that "NITROSAMINES CAUSE CANCER. THEY ARE THE MOST ACTIVE CANCER-CAUSING AGENTS IN TOBACCO." Star believes that, if adopted, the proposed regulations, which would require such disclosure on cigarette labels covering 60% of the top of the principal display panel of each pack, could benefit the Company to the extent that Star or any future Star licensee markets tobacco in Canada. Star is currently exploring opportunities for the use of its very low-TSNA tobacco in Canada, either directly or through a license granted by Star to one or more tobacco companies which market cigarettes in Canada.


RESEARCH AND DEVELOPMENT


         In the mid-1990's, Star commenced research and development activities based upon newly-conceived technology for the processing of tobacco so as to preclude, eliminate or substantially reduce TSNAs to very low levels. This technology is under exclusive license from a company in which the technology's inventor and the Company's founder and current Chief Executive Officer, Jonnie
R. Williams, is part owner. (See "Patents, Trademarks and Licenses.") TSNAs are generally recognized by health researchers to be among the most potent and abundant carcinogens in tobacco and tobacco smoke. Star's research and development activities have focused on: (1) perfecting and testing its proprietary methods for processing tobacco: (2) developing products which incorporate Star's specially-processed tobacco, including products for the smoked and smokeless tobacco markets; (3) establishing a patent position; and
(4) developing relationships with tobacco farmers, as well as the tobacco industry, with a view to the commercialization of Star's processes. Star's research and development efforts culminated in the development of various aspects of the StarCure(TM) process, with respect to which Star has exclusive rights to patents as well as patent applications which are pending (see "Patents, Trademarks and Licenses"). Star has convened a Scientific Advisory Board of highly regarded physicians, scientists, and public health experts to provide it with counsel on how best to proceed in a variety of scientific and research oriented areas. The Scientific Advisory Board is chaired ex officio by Dr. Jerome H. Jaffe, Star's Medical and Scientific Director.


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

         Star's proprietary curing technology has been licensed to Star in an agreement which grants to Star certain exclusive worldwide rights with a right of sublicense. See "Patents, Trademarks and Licenses" below. It is Star's objective to achieve widespread acceptance of its proprietary tobacco curing technology as a standard for the manufacture of potentially less harmful tobacco products and as a basis for the use of very low-TSNA tobacco in the production of smoking cessation products.


         Star conducted a pilot program during the 1998 U.S. tobacco harvest season (July through October). The purposes of this program were: (1) to continue to test and perfect Star's curing processes in quantities and under conditions which would serve as a model for future operations; (2) to test custom designed equipment; (3) to provide processed tobacco to major manufacturers in quantities for testing and test market purposes; and (4) to demonstrate the commercial feasibility of adoption of Star's processes for widespread use in the production of tobacco products. The program was operated from the Company's facility in Chase City, Virginia. The Company completed the pilot program and believes it achieved the objectives described above. In 1999, Star processed over 3.5 million pounds of very low-TSNA tobacco using the StarCure(TM) process. As discussed previously, Star expects to process over 20 million pounds of very low-TSNA tobacco during the 2000 growing season.


         Development of Very Low-TSNA Cigarette

         Star plans to market the first very low-TSNA cigarette to be sold in the United States before the end of the third quarter of 2000. This cigarette will use Virginia flue cured tobacco processed using the proprietary StarCure(TM) process, as well as other tobaccos (burley and oriental) selected for low-TSNA levels. It is anticipated that, compared to leading brands, this cigarette will achieve up to a 90% reduction of the carcinogenic TSNAs in the tobacco and more than an 80% reduction of TSNAs in tobacco smoke (measured by the FTC method), with comparable tar and nicotine yields. Also, the product will have an activated charcoal filter that, it is anticipated, will reduce certain gas and vapor phase toxic substances.

         Prior Development of CigRx(TM)


         In 1997 Star submitted a cigarette product that it called "CigRx(TM)" to the FDA as a pharmaceutical product. The objective was to offer a product to help patients who relapse after a trial of smoking cessation to prepare for another cessation attempt while reducing exposure to TSNAs. Star is not aware of any other company submitting a tobacco product for FDA clearance. Star's strategy has since changed, and it will not seek FDA approval for CigRx(TM) A Phase I study, under an FDA-reviewed protocol, was completed at the Virginia Commonwealth University under the direction of Professor William Barr, Director of the Center for Drug Studies. The study, involving male and female subjects, was a cross-over study designed to test in vivo elimination or reduction of TSNAs following the smoking of CigRx(TM) cigarettes compared to the subjects' normally used cigarettes. These test cigarettes were made entirely from flue-cured Virginia tobacco with no added flavorings. The average total TSNA levels in the tobacco itself at the time of testing were about 100 parts per billion, as compared to more than 3,000 parts per billion in popular brands. As measured by the current FTC method, the CigRx(TM) cigarettes used in the study delivered substantially less carbon monoxide (4.8 milligrams versus 12.2 milligrams) and about half as much tar (7.0 milligrams versus 14.0 milligrams) compared to an average of the best selling full-flavored cigarettes. The study contrasted Star's product with conventional brands in terms of breath levels of carbon monoxide, blood levels of nicotine, and urinary levels of TSNAs. On the CigRx(TM) product, blood nicotine levels were somewhat higher and carbon monoxide was substantially lower. Urinary levels of TSNA (as measured by NNAL) were analyzed by the American Health Foundation. The average levels of NNAL and its metabolite after 9 days on the CigRx(TM) product were reduced substantially, consistent with published data showing that TSNAs leave the body slowly over 90 to 120 days.

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

PATENTS, TRADEMARKS AND LICENSES


         License Agreement with Regent Court



         Star is the licensee under a license agreement (the "License Agreement") with the licensor, Regent Court, a limited liability company of which Jonnie R. Williams, the Company's founder and Chief Executive Officer, and Francis E. O'Donnell, Jr., M.D. are the sole members. The License Agreement provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to Star, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor's patent rights and know-how relating to the processes for curing tobacco so as to eliminate TSNAs or reduce them to insignificant levels, and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereinafter developed. This license includes inventions of Regent Court and its affiliates during the term of the License Agreement relating to the production, treatment or curing of tobacco, or a method of manufacturing a product containing tobacco, and of extracting one or more substances from tobacco for the purpose of incorporating such substance or substances in a product or products.

         Star is obligated to pay to Regent Court a royalty of 2% on all net sales of products by it and any affiliated sublicensees, and 6% on all fees and royalties received by it from unaffiliated sublicensees, less any related research and development costs incurred by Star. The License Agreement expires with the expiration of the last of any applicable patents. Two U.S. patents have been issued, and additional patent applications are pending in the United States and in approximately 80 foreign jurisdictions. Star paid no royalties under the License Agreement in 1999 and will not pay royalties to Regent Court in 2000.


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

         Patents and Proprietary Rights


         Under the License Agreement, Star has exclusive rights to two issued patents and pending patent applications, which are the only patents issued to or applied for by the licensor. The issued and pending patents cover the current technology for reducing the level of TSNAs in tobacco. Corresponding patent filings have been initiated in numerous foreign countries. Star has no rights to any other patent or patent applications. There can be no assurance that patents will issue from any of the pending applications, that claims which may be allowed thereunder will be sufficient to protect the intellectual property owned or licensed by Star, or that Star or Regent Court has or will develop or obtain the rights to any additional products or processes that are patentable. In addition, no assurance can be given that any patents issued to or licensed by Star will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to Star.


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

EMPLOYEES AND CONSULTANTS


         As of December 31, 1999, the Company had approximately 140 full-time employees. From time to time, the Company engages temporary personnel to augment its regular employee staff. The Company utilizes from time to time the services of consultants, experts and independent contractors to provide key functions in the scientific, medical, health care, legal, communications, financial and related areas. The use of such outside providers enables the Company to secure expertise in a wide variety of areas that it might otherwise not be in a position to secure or which it would otherwise be required to secure through the hiring of additional Company-employed personnel at potentially greater cost to the Company. Substantially all of the Company's research and development efforts have been, and are expected to continue to be, conducted pursuant to contractual arrangements with universities and scientific, medical and public health consultants and investigators under the leadership of Dr. Jerome H. Jaffe, the Company's Medical and Scientific Director, an internationally recognized and respected neuropsychopharmacologist and addiction specialist. The Company's success depends in large part on its ability to attract and retain, on a continuing basis, consulting services from highly qualified scientific, technical, management, financial and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain the personnel necessary for the development and operation of its business. The loss of the services of its key personnel or the termination of its contracts with independent scientific and medical investigators could have a material and adverse effect on the Company's business.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         We Are Dependent on the Domestic Tobacco Business


         Substantially all of our revenues in 1999 were derived from sales in the United States of our four brands of discount cigarettes, and sales of our very low-TSNA tobacco. The U.S. cigarette business has been contracting in recent years. If the U.S. cigarette market continues to contract, we may not have significant tobacco sales abroad or sales of other products to offset these effects. This trend could adversely affect our sales volumes, operating income and cash flows.


         Competition From Other Cigarette Makers Could Adversely Affect Us


         The cigarette industry is highly competitive. Our primary competition for conventional cigarettes is from the "major" cigarette manufacturers, each of which has substantially greater financial and operating resources than we do. We also encounter significant competition from several other smaller U.S. manufacturers of cigarettes, as well as importers of cigarettes manufactured in foreign countries. Many of these manufacturers and importers have substantially greater financial, manufacturing, marketing and other resources than we do. While we are not aware of any other company which produces very low-TSNA tobacco for commercial use or incorporates very low-TSNA tobacco into their cigarettes or other tobacco products, we believe other major tobacco companies will follow our lead. Additionally, our competitors may also develop other less toxic tobacco products that can compete with our very low-TSNA products.


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


         The FDA has promulgated regulations governing the sale and advertising of tobacco products. These regulations are designed primarily to discourage the sale to, and consumption by, adolescents and children. The authority of the FDA to promulgate such regulations was challenged in the federal courts. On March 21, 2000, the United States Supreme Court in a five to four decision held that the Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Given the decision by the Supreme Court it is unclear whether the 106th or 107th Congress will act to grant such authority to the FDA, although legislation that would create such authority has already been introduced in Congress.

         We Have Substantial Obligations Under State Laws Adopted Under the Master Settlement Agreement


         Absent a successful legal challenge to the statutes passed by various states in connection with the Master Settlement Agreement entered into in 1998 between the major tobacco companies and 46 states, or an agreement with the National Association of Attorneys General ("NAAG") with respect to the funding of the required escrow amount, in April of each year, beginning April 2000, we are obligated to place in escrow accounts an amount equal to $1.88 per carton for 1999, and increased amounts per carton for subsequent years ($2.09 in 2000, $2.72 in 2001-2002, $3.35 in 2003-2006 and $3.77 thereafter), for sales of cigarettes occurring in the prior year in each such state after the effective date of each state specific statute. The failure to place such required amounts into escrow could result in penalties to us and potential restrictions on our ability to sell tobacco products within particular states. Because of the escrow requirement, which is required on approximately 75% of our cigarette sales, a substantial portion of our net income from operations will be unavailable for our use and the amount required to be placed in escrow for each carton sold may exceed the net cash flow generated by each carton sold. This will adversely affect our ability to apply the capital generated from our present cigarette sales toward the further scientific development of less hazardous tobacco products and growth of our business. In addition, the escrow obligations will impede our ability to distribute dividends to our stockholders. The Company placed approximately $11.6 million into escrow in April 2000.


         Our Current Supply Contracts and Other Contracts with B&W May Not Be Extended


         We have entered into a Supply Agreement with B&W under which B&W agreed to purchase StarCure(TM) tobacco in the period 2000-2001, with the right to purchase tobacco from us on a long-term basis in later years. If B&W were to stop purchasing our tobacco that has been cured using the StarCure(TM) process, it could adversely affect our sales volumes, operating income and cash flows. Additionally, we currently have other business relationships with B&W. B&W has
(1) loaned us the capital necessary to finance the purchase of up to 600 specially manufactured curing barns, (2) agreed to manufacture cigarettes for us and (3) agreed to supply tobacco to us. The termination of any of these agreements could negatively affect our business operations.



         Lawsuits May Affect Our Profitability; We Have Limited Insurance
         Coverage



         We are not named as a defendant in any legal actions affecting the tobacco industry, including proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes. While we believe that the risk of being named a defendant in such a lawsuit is relatively low, we may be named as a defendant in the future as there has been a noteworthy increase in the number of these cases pending. Punitive damages, often in amounts ranging into the hundreds of millions, or even billions of dollars, are specifically pleaded in a number of these cases in addition to compensatory and other damages. We maintain product liability insurance which is limited to any claims that tobacco products manufactured by or for us contain any foreign object. Such insurance does not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that such insurance currently can be obtained. Accordingly, our inclusion in any of these actions or any future action could have a material and adverse effect on our financial condition.


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

         Management and Significant Stockholders Can Exercise Influence over the Company


         Based upon stock ownership as of March 31, 2000, our executive officers, directors and their associates, own an aggregate of approximately 70% of our outstanding shares. As a result, these persons acting together may have the ability to control matters submitted to our stockholders for approval and to control the management and affairs of the Company. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, impede a merger, consolidation, or takeover or other business combination, or discourage a potential acquiror from attempting to obtain control. This concentration of control could also have a negative effect on the market price of our shares.



         Pursuant to our Certificate of Incorporation and Bylaws, the Board of Directors is divided into three classes. Members of each class serve for a three-year term and until the election and qualification of their successors, or their earlier resignation or removal. Because the Board of Directors is divided into classes, only those directors in a single class may be changed in any one year. Consequently, changing a majority of the Board of Directors generally would require two years. A classified Board of Directors, which may be regarded as an "anti-takeover" provision, may make it more difficult for our stockholders to change the majority of directors and thus have the effect of maintaining continuity of management.


Item 2.   Properties


The Company's executive offices and manufacturing facilities have been located in Petersburg, Virginia. The Company recently relocated its executive, Marketing, Sales and administrativeoffices to Chester, Virginia, a neighboring area and anticipates establishing an additional executive/scientific office in the Washington, D.C./Bethesda area in the near future to enable Star's Scientific and Medical consultants to have access to the FDA, the National Institutes of Health and National Medical Library. The Company owns the Petersburg facilities, which consist of a 50,000 square foot, four-story manufacturing building and an adjacent 6,000 square foot, single-story office building. The Company leases a 10,000 square foot warehouse in Petersburg, Virginia, about one mile from its manufacturing facilities, pursuant to a month-to-month lease. The Company recently entered into a five-year lease for a 45,000 square foot warehouse facility, including 7,000 square feet of office space, in Chester, Virginia. The warehouse space is used for storing and shipping cigarette products. The Company also leases a single office at the Biotechnology Office Park of the Medical College of Virginia in Richmond, Virginia, on a tenancy-at-will basis.



         The Company leases seven acres of land and an approximately 50,000 square foot building thereon in Chase City, Virginia, that is used in processing tobacco utilizing the Company's proprietary StarCure(TM) method. The existing facility is currently being expanded from 50,000 square feet to 100,000 square feet. The Company has recently entered into a new ten-year lease for the Chase City property, which covers the expanded facility, and it has an option to purchase the property at any time during the term of the lease.


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


ELECTION OF DIRECTORS





         At the Meeting, the stockholders elected the following persons to the Board of Directors of the Company until the date of the annual stockholders meeting in the calendar year set forth opposite the name of each such person:

                                                  VOTES                 BROKER
                  NAME       TERM    VOTES FOR   AGAINST   ABSTAINING  NON-VOTES
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

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters





Until March 21, 2000, the Common Stock of the Company was traded in the over-the-counter market and was quoted on the OTC Bulletin Board under the symbol "STSI." On March 21, 2000, the Common Stock of the Company commenced trading on the NASDAQ National Market System under the symbol "STSI." Set forth below are the high and low bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for each full quarterly period during 1998 and 1999, as reported by the National Quotation Bureau. From time to time, during the periods indicated, trading activity in the Company's stock was infrequent. No dividends have ever been declared by the Company. As of December 31, 1999, there were approximately 649 record holders of the Company's Common Stock.


1999                         High Bid     Low Bid
                             --------     -------
First Quarter                 $2.1250     $1.6250
Second Quarter                $3.6250     $1.5625
Third Quarter                 $5.1875     $3.1250
Fourth Quarter                $8.5625     $5.0625


1998                         High Bid     Low Bid
                             --------     -------
First Quarter                 $5.9375     $0.0100
Second Quarter                $5.6250     $3.0000
Third Quarter                 $3.5000     $1.4375
Fourth Quarter                $3.5000     $1.3750


The closing price on the NASDAQ National Market System on March 31, 2000, was $6.625.


Item 6.   Selected Financial Data

         In thousands of dollars, except share and per share data for the Year Ended December 31,

                                                 1999            1998           1997            1996           1995
-------------------------------------------- -------------- --------------- -------------- --------------- --------------
(In Thousands except per share data)
Statement of Operations Data:
Net Sales                                          $99,325        $19,445        $20,764          34,260          33,158
Cost of goods sold                                  31,878          7,669         10,033          16,150          16,340
Gross Profit                                        33,624          2,938          2,920           4,639           4,295
Operating income (loss)                             17,078         (3,475)        (1,986)           (753)             10
Net income (loss)                                   11,515         (4,196)        (1,986)           (753)             10
Basic income (loss) per share                         0.32          (0.42)         (0.58)          (0.22)           0.00
Diluted income (loss) per share                       0.30          (0.42)         (0.58)          (0.22)           0.00
Weighted average shares outstanding                 36,207          8,327          3,435           3,437           3,437

Balance Sheet Data:
Cash and cash equivalents                           17,205            103             11              11               4
Property, Plant & equipment                         10,974          1,704          2,416           2,767           3,187
Total assets                                        38,709          4,435          4,120           6,644           8,050
Long-term obligations                                7,505            612          1,099           2,655           2,625
Stockholders' equity (deficit)                      12,319           (639)        (1,742)           (838)             57

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation


    The following discussion of the results of operations and financial condition of Star Scientific, Inc. should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Please see "Factors That May Affect Future Results" and "Forward-Looking Statements."


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


         General and administrative expenses for 1999 totaled $9.9 million for 1999, an increase of $6.7 million partially attributable to operating costs for the Company's Chase City facility. This facility processes the very low-TSNA tobacco during the months of June through November. Chase City facility costs in 1998 were significantly lower, due to the experimental nature of the operation at the time, and were classified in 1998 as research and development costs, in keeping with the Company's mission at the time to develop the StarCure(TM) process to a commercially feasible production level, which was accomplished in 1999. Other general and administrative costs are relatively flat when compared to the comparable periods in 1998; however, there are some cost increases associated with the higher sales volume, as well as increased legal and consulting costs associated with the Company's fulfillment of its compliance obligations as a publicly-held company, pursuance of its legal and public health strategies in the legislative, regulatory and executive agency arenas, its technical recruitment efforts, expansion of its Scientific Advisory Board and increased scientific consulting.



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

         Net income of $11.5 million for 1999 compared favorably with a net loss of ($4.2) million for 1998. In 1999, the Company had basic and diluted earnings per share from continuing operations equal to $0.32 per share and $0.30, respectively, versus basic and diluted losses per share from continuing operations of ($0.42) per share for 1998. In 1999, weighted average shares outstanding were 36,207,390 versus 8,327,345 for 1998.

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


         During 1999, the Company incurred $10.0 million in capital expenditures, virtually all of it as part of the StarCure(TM) barn production program with Powell. B&W has agreed to loan the Company capital necessary to finance the purchase of curing barns, designed by the Company and specially manufactured for the Company by Powell, in the form of a $13,200,000 long-term credit facility restricted for the purchase of tobacco curing barns. Approximately 650 of these barns have already been manufactured and delivered and contracts with tobacco farmers for approximately 250 additional curing barns have either been executed or are being finalized. At December 31, 1999, the Company had borrowed $7.2 million under the long-term credit facility with B&W and at March 31, 2000, the Company had borrowed $13.2 million under this facility. Interest accrues on this credit facility at prime plus 1% commencing December 2000 and is payable monthly. Principal is payable in 60 equal monthly installments commencing September 2004. The credit facility is non recourse to the Company, but is collateralized by the Company's curing barns and leaf tobacco inventory.



         Subsequent to the end of the fiscal year ended December 31, 1999, the Company negotiated a line of credit with a new working capital lender, which is to be collateralized by accounts receivable from its cigarette business, in the amount of $7.5 million.


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


         Under the Master Settlement Agreement, absent a successful legal challenge to the state specific statutes or an agreement with the National Association of Attorneys General with respect to the funding of the required escrow accounts, the Company is purportedly obligated to place an amount equal to $1.88 per carton for 1999, and increased amounts per carton for subsequent years, in escrow for sales of cigarettes occurring in each such state after the effective date of each state specific statute. Such escrowed funds will be used to fund tobacco-related litigation or settlements and if not so used, returned to the Company after 25 years. On April 14, 2000, the Company has placed into escrow approximately $11.6 million for sales made in 1999. The funds placed in escrow will continue to be an asset of the Company and the Company will receive the interest income generated by the escrow deposit. However, these escrow obligations will significantly impede the Company's ability to apply the capital generated from its cigarette sales as it sees fit and the amount required to be placed in escrow for each carton sold may exceed the net cash flow generated by each carton sold. Based on Star's projected increase in sales for future years, the Company will have to pay significant sums into these escrow accounts to meet the Master Settlement Agreement requirements.


         The Company believes that its existing working capital, together with anticipated earnings from its operations, will be sufficient to meet its liquidity and capital requirements in the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, any escrow obligations it may be required to comply with under the Master Settlement Agreement, the success of the Company's new product development efforts and the other factors described under "Factors That May Affect Future Results."


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











                                    Part III




Item 10.  Directors and Executive Officers of the Registrant



         The Board of Directors is divided into three classes. Members of each class serve for a three-year term and until the election and qualification of their successors, or their earlier resignation or removal. The term of office for the Class Two Directors, Jonnie R. Williams and Mark W. Johnson, who have been nominated for election at the 2000 Annual Meeting will expire on the date of the 2000 Annual Meeting. Robert J. DeLorenzo, M.D., Ph.D., M.P.H. and Leo S. Tonkin, Esq. currently serve as Class Three Directors and their current term in office expires at the 2001 Annual Meeting. Malcolm L. "Mac" Bailey, Paul L. Perito, Esq. and Elliot D. Prager, M.D. currently serve as Class One Directors and their current term in office expires at the 2002 Annual Meeting.



CLASS TWO DIRECTORS - TERMS EXPIRING AT THE ANNUAL MEETING IN 2000



          JONNIE R. WILLIAMS. Mr. Williams 44, is a Class Two director of the Company and the Company's Chief Executive Officer. Mr. Williams was one of the original founders of ST&P, a wholly owned subsidiary of the Company, and served as Chief Operating Officer ("COO"), Executive Vice President ("EVP") and a Director of the Company since October 1998. On July 1, 1999, in order to concentrate upon the expanding demands of Star's sales and new product development, Mr. Williams resigned as COO and EVP to assume the primary responsibilities of Director of Product Development and Sales. Mr. Williams, a principal stockholder of the Company, is also the inventor of Star's proprietary tobacco curing process (StarCure(TM)) for the elimination of virtually all of the tobacco specific nitrosamines (TSNAs) in tobacco and tobacco smoke. Mr. Williams has been involved in venture capital start-up bio-tech companies for over a decade where he has been either a major shareholder or a co-founder of the following companies: LaserSight, LaserVision, VISX and APP (a New York based pharmaceutical company). Also, Mr. Williams is a member of Regent Court Technologies, LLC, and is a principal in Jonnie Williams Venture

Capital Corp., as well as a principal in Hopkins Capital Partners, Ltd., a closely held bio-tech company engaged in developing drugs for the treatment of AIDS and cancer, some of which are now undergoing FDA clinical trials.



         MARK W. JOHNSON. Mr. Johnson, 36, is a Class Two director of the Company. He has served as a director of the Company since June 1999. He currently serves as Chief Operating Officer of innosight, LLC. Prior to his service at innosight, LLC, Mr. Johnson served as Senior Vice President of the Gilder Group. From 1994 to 1999, he served as a management consultant with Booz-Allen & Hamilton, Inc. From 1989 to 1994, he served as a nuclear power trained Naval officer in Virginia Beach, Virginia and Washington, D.C. He also serves as a director of the Washington Workshops Foundation. Mr. Johnson graduated from the United States Naval Academy, received a Masters of Science in Civil Engineering and Engineering Mechanics from Columbia University and subsequently graduated from the Harvard Business School.



CLASS THREE DIRECTORS - TERMS EXPIRING AT THE ANNUAL MEETING IN 2001



         ROBERT J. DELORENZO, M.D., PH.D., M.P.H. Dr. DeLorenzo, 52, is a Class Three director of the Company and Chairman of the Company's Board of Directors. He has served as a director of the Company and Chairman of the Company's Board of Directors since February 1998. Dr. DeLorenzo served as the Company's Chief Executive Officer from October 1998 through November 1999. Since 1985, he has served as Chairman of the Department of Neurology, the George B. Bliley Professor of Neurology, and Professor of Pharmacology and Toxicology and Biochemistry and Biophysics at Virginia Commonwealth University, as well as Neurologist-in-Chief of the Medical College of Virginia Hospitals and Director of the Molecular Neurobiology Laboratories at the Medical College of Virginia. Prior to 1985, Dr. DeLorenzo was on the neurology faculty at Yale University. Dr. DeLorenzo has published over 300 original publications and has received numerous research awards including the Jacob Javits Award from the National Institutes of Health and the Jordi-Folch-Pi Award from the American Society of Neurochemistry. He serves on the editorial boards of several scientific journals and served on and chaired the National Institutes of Health Study Sections. Dr. DeLorenzo holds his Ph.D. in neuropharmacology from Yale University, his M.D. from Yale University School of Medicine and his M.P.H. from the Yale School of Epidemiology and Public Health.



         LEO S. TONKIN, ESQUIRE. Mr. Tonkin, 61, is a Class Three director of the Company. He has served as a director of the Company since October 1998. He is a founder of the Washington Workshops Foundation established in 1967 and currently serves as a director of the Washington Workshops Foundation. He served as a member of the White House Conference on Youth in 1971 and as Special Assistant to the Chairman of the United States House of Representatives Select Committee on Crime in 1972. He has served as Chairman of the Board of Trustees of St. Thomas Aquinas College and as a trustee of Immaculata College. Mr. Tonkin is a graduate of Johns Hopkins University and received his law degree from Harvard Law School.



CLASS ONE DIRECTORS - TERMS EXPIRING AT THE ANNUAL MEETING IN 2002



         MALCOLM L. BAILEY. Mr. Bailey, 55, is a Class One director of the Company. He has served as a director of the Company since May 1998. He served as the Company's President from October 1998 through November 1999. Mr. Bailey owns the second largest tobacco-growing operation in Virginia and has owned and served as the President of Golden Leaf Tobacco Company ("Golden Leaf"), a tobacco leaf dealer, for over twenty years. Since 1994, Mr. Bailey has owned and served as President of S&M Brands, Incorporated, a cigarette manufacturing company. Mr. Bailey is President of the Virginia Agricultural Growers Association, the largest trade association for flue-cured tobacco farmers in Virginia.



         PAUL L. PERITO, ESQUIRE. Mr. Perito, 62, is a Class One director of the Company and the Company's President and Chief Operating Officer. He has served as a director of the Company since December 1999 and has served as the Company's President and Chief Operating Officer since November 1999. Mr. Perito served as the Company's Executive Vice President, General Counsel and Chief Ethics Officer from June 1999 through November 1999. Previously, Mr. Perito was a senior partner in the law firm of Paul, Hastings, Janofsky & Walker LLP ("PHJ&W") from July 1991 until he assumed responsibilities at the Company. Mr. Perito has assumed the role of senior counsel to PHJ&W. Mr. Perito was National Co-Chair of the White Collar Corporate Defense Practice Group at PHJ&W since 1991, and Chair of the Litigation Department in that firm's Washington, D.C. office since 1995. Prior to his re-entry into private practice, he served as Chief Counsel and Deputy Director of the White House Special Action Office on Drug Abuse Prevention ("Drug Czar's Office") from 1971 to 1973. Mr. Perito was confirmed by the Senate for that position in March 1972. From 1970 to 1971, Mr. Perito served as Chief Counsel and Staff Director to the U.S. House of Representatives Select Committee on Crime. Immediately prior to serving the Congress, Mr. Perito was an Assistant United States Attorney in the Southern District of New York, U.S. Department of Justice. Mr. Perito graduated from Tufts University and Harvard Law School. Mr. Perito was a Rotary International Scholar at the Victoria University of Manchester in Manchester, England and in Lund University, Lund, Sweden in P.P.E. in 1960-61 before entering Harvard Law School. Mr. Perito graduated from Harvard Law School (LLB/JD), as an Edward John Noble Scholar, in 1964 and was thereafter admitted to the Bar of the Commonwealth of Massachusetts. He is also a member of the District of Columbia Bar and is admitted to practice in numerous federal District Courts, Courts of Appeal and the United States Supreme Court.



         ELLIOT D. PRAGER, M.D. Dr. Prager, 58, is a Class One director of the Company. He has served as a director of the Company since August 1999. From 1974 to the present, he has performed colon and rectal surgery at the Sansum Medical Clinic in Santa Barbara, California, and served on its Board of Directors from 1980 to 1986. From 1995 to September 1999, he served as Chairman of the Residency Review Committee for Colon and Rectal Surgery. From 1998 to the present he has served as Medical Director of the Cottage Hospital Operating Room. He holds an appointment as Associate Clinical Professional at the University of Southern California. Dr. Prager graduated from Dartmouth College and holds his M.D. from Harvard Medical School.



EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS



         SHELDON L. BOGAZ. Mr. Bogaz, 34, is the Company's Vice President of Trade Operations and is responsible for managing customer relationships, developing new business, and formulating and implementing pricing and trade programs. He has served as the Company's Vice President of Trade Operations since November 1999. He served as the Vice President of Sales and Trade Operations of the Company from September 1995 to October 1999. Prior to joining the Company in 1995, Mr. Bogaz served as a Commercial Lender with NationsBank from 1992 to 1995. He holds a Bachelor of Science Degree in Business Administration from Virginia Commonwealth University.



         DAVID M. DEAN. Mr. Dean, 39, has served as Vice President of Sales and Marketing of the Company since November 1999. From 1998 to October 1999, he served as a Principal of Group Insurance Concepts of Virginia, L.C., an employee benefits consulting firm and an affiliate of Northwestern Mutual. From 1984 to 1998, Mr. Dean was employed with Trigon Blue Cross/Blue Shield in Richmond, Virginia, where he held a variety of executive positions over a 14 year period, including Vice President of the Eastern Region from 1994 to 1996, Vice President of Sales from 1996 to 1997 and Vice President of Sales and Account Management for the Eastern and Western Regions from 1997 to 1998. Trigon Blue Cross/Blue Shield is the largest health insurer in Virginia. Mr. Dean is a graduate of Elon College.



          JEROME H. JAFFE, M.D. Dr. Jaffe, 66, has served as the Medical and Scientific Director of the Company since March 2000. In addition, he presently serves as Chairman ex officio of the Company's Scientific Advisory Board. Prior to March 2000, Dr. Jaffe served as Senior Medical Consultant to the Company. In addition, Dr. Jaffe currently serves as a Clinical Professor of Psychiatry at the University of Maryland School of Medicine and as an Adjunct Professor for the Department of Mental Hygiene in the School of Hygiene and Public Health at Johns Hopkins University. From 1990 to 1997, Dr. Jaffe served as Director, Office of Evaluation, Scientific Analysis and Synthesis at the Center for Substance Abuse Treatment, Substance Abuse and Mental Health Services Administration (formerly Office for Treatment Improvement), Alcohol, Drug Abuse and Mental Health Administration in Rockville, Maryland. Dr. Jaffe also served as Special Consultant to the President and Director of the Special Action Office for Drug Abuse Prevention during the Nixon administration. Dr. Jaffe was confirmed by the Senate for that position in March 1972. Dr. Jaffe is the author or co-author of more than 200 publications and he has served as a member of and consultant to the World Health Organization Expert Committee on Drug Dependence for more than two decades, among numerous other advisory groups and editorial boards. Dr. Jaffe holds his M.A. in

Experimental Psychology from Temple University and his M.D. from Temple University School of Medicine. Dr. Jaffe is Board Certified in Psychiatry, with Extra Qualifications in Addiction Psychiatry.



         PAUL H. LAMB, III. Mr. Lamb, 67, has served as a director and as President and Chief Executive Officer of ST&P since December 1999. From 1990 to 1994, he served as President of Star Tobacco and Pharmaceuticals, Inc. and he has served as a director of that company since 1990. He served as a consultant to the Company until assuming his current position in January 1999. From 1986 to 1990, Mr. Lamb founded and operated Lamb Services, Ltd., an engineering consulting firm, and from 1958 to 1986 he was employed with Brown & Williamson where he held a variety of engineering positions. Mr. Lamb has served as a director of the Southside Regional Medical Center in Petersburg, Virginia for twenty-six years. Mr. Lamb graduated from Virginia Military Institute (VMI) with a degree in civil engineering.



          CHRISTOPHER G. MILLER. Mr. Miller, 41, has served as the Company's Acting Chief Financial Officer since April 2000. He also serves as Chief Executive Officer of Special Opportunities Group LLC. Prior to his service at Special Opportunities Group LLC, Mr. Miller served as Chief Financial Officer of The Gilder Group from 1998 to 1999, Chief Executive Officer of American Healthcare Ltd. from 1994 to 1998, Chief Executive Officer of International Medical Care, Ltd. from 1992 to 1993, and Chief Financial Officer and Executive Vice President of Hospital Corporation International from 1991 to 1992. Upon his graduation from Harvard Business School, Mr. Miller was employed by Bear Stearns Companies Inc. in New York as an Associate in Investment Banking. Mr. Miller serves on the Board of Directors of XiTec, SignalQuest, Ana Mandara and Zhou Li's Marco Polo Collections. Mr. Miller graduated from the U.S. Military Academy at West Point in 1980 with a B.S. in Engineering and received an MBA from Harvard Business School in 1987.



SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



                  Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires directors and executive officers and persons, if any, owning more than ten percent of a class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of the Company's equity and equity derivative securities. Based solely upon a review of the copies of such reports furnished to the Company, or written representations from reporting persons, the Company believes that during 1999 each of Mr. Perito, Mr. Johnson and Dr. Prager was delinquent in filing Form 3 and each of Mr. McNulty and Mr. Bailey (twice) was delinquent in filing Form 4, each due to administrative oversight. Each is now in compliance.

Item 11.  Executive Compensation





SUMMARY COMPENSATION TABLE



         The following table sets forth, for each individual who served as Chief Executive Officer and the other most highly compensated officers of the Company, certain information concerning compensation.



-------------------------------------------------------------------------------------------------------------------------
                                                                                        Long Term
                                        Annual Compensation                        Compensation Awards
                                        -------------------                        -------------------

                                                                  Other Annual   Restricted   Securities
                                           Salary       Bonus     Compensation     Stock      Underlying     All Other
 Name and Principal Position    Year        ($)          ($)          ($)       Award ($)1/   Options (#)  Compensation
 ---------------------------    ----        ---          ---          ---       -----------   -----------  ------------
Jonnie R. Williams, Chief       1999     2,400,000        --           --            --           --            --
Executive Officer 2/            1998       400,000        --           --            --           --            --
                                1997         --           --       565,000 3/        --           --            --


Robert J. DeLorenzo, M.D.,      1999         --           --           --            --        1,000,000        --
Chairman 4/                     1998         --           --           --            --           --            --

James A. McNulty, Chief         1999       206,064        --           --            --         200,000         --
Financial Officer 5/            1998        29,423      80,000         --         250,000         --        $15,000 6/

Paul L. Perito, Esquire,        1999       350,432    250,000 8/    25,000 9/        --        1,000,000        --
President and Chief
Operating Officer 7/

Malcolm L. Bailey 10/           1999       118,000        --           --            --         200,000       $8,304
-------------------------------------------------------------------------------------------------------------------------



1/ The Company did not award any stock appreciation rights to the executive officers or make any long-term incentive plan payouts in 1999, 1998 and 1997. The value of the restricted stock has been determined by multiplying the number of shares by the average of the closing bid and asked prices as of the day prior to the date of grant.



2/ Mr. Williams was appointed Chief Executive Officer in November 1999. Mr. Williams served as Senior Vice President of Marketing and Product Development of the Company from June 1999 to November 1999 and served as the Company's Chief Operating Officer and Executive Vice President from October 1998 through June 1999.



3/ Represents management fees paid to Mr. Williams prior to his employment with the Company.



4/ Dr. DeLorenzo served as the Company's Chief Executive Officer from October 1998 until November 1999. During 1998 and 1999, Dr. DeLorenzo did not receive compensation from the Company for serving as Chief Executive Officer other than the stock options listed and reimbursement for expenses.



5/ Mr. McNulty was appointed to the position of Chief Financial Officer of the Company in October 1998 and resigned from such position in April 2000.



6/       Represents reimbursement for temporary housing in Richmond, Virginia.



7/ Mr. Perito was appointed as the Company's President and Chief Operating Officer in November 1999. Mr. Perito served as the Company's Executive Vice President, General Counsel, Secretary and Chief Ethics Officer from June 1999 until November 1999.



8/ The Company paid Mr. Perito $250,000 in the form of a signing bonus in 1999 and paid Mr. Perito a bonus of $250,000, based on the Company's and Mr. Perito's performance in March 2000.



9/ Represents the difference between the price paid by Mr. Perito for 2,000,000 shares of the Company's Common Stock and the fair market value of such stock as determined by the Company in compliance with Internal Revenue Service Regulation.



10/ Mr. Bailey served as the Company's President from October 1998 until November 1999.



-----------------------

OPTION GRANTS DURING 1999



    The following table sets forth, for each individual who served as Chief Executive Officer and the other most highly compensated officers of the Company, certain information concerning stock options granted to them during 1999. We have never issued stock appreciation rights. Options were generally granted at an exercise price equal to the fair market value of the Common Stock at the date of grant. The term of each option granted is generally ten years from the date of grant. Options may terminate before their expiration dates, if the optionee's status as an employee or a consultant is terminated or upon the optionee's death or disability.



                                                                                                  Potential Realizable
                                                                                                 Value at Assumed Rates
                                                                                                     of Stock Price
                                                                                                Appreciation for Option
                                          Individual Grants                                              Term 1/
                                       -------------------------                               -------------------------
                                        % of Total
                                         Options      Exercise     Market
                                        Granted to    or Base     Price on
                           Options     Employees in    Price      Date of
          Name             Granted     Fiscal Year     ($/Sh)    Grant ($)     Expiration Date    5%($)        10%($)
          ----             -------     -----------     ------    ---------     ---------------    -----        ------
Jonnie R. Williams            --            --           --           --             --              --           --

Robert J. DeLorenzo,
M.D.                        500,000        20.83        2.00         2.00          3/9/09         628,895     1,593,742

                            500,000        20.83        3.00         2.00          3/9/09         628,895     1,593,742

James A. McNulty            200,000        8.33         2.00         2.00         10/15/09        251,558      637,497

Paul L. Perito, Esquire    1,000,000       41.67        1.685       1.685          7/1/09        1,059,687    2,685,456

Malcolm L. Bailey           200,000        8.33         1.00         2.00          4/12/09        125,779      318,749


----------------------


1/ The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the stock price of the Company. If the Company's stock price were in fact to appreciate at the assumed 5% or 10% annual rate for the ten year term of these options, a $1,000 investment in the Common Stock of the Company would be worth $1,629 and $2,594, respectively, at the end of the term.



AGGREGATED OPTION EXERCISES IN 1999 AND YEAR-END OPTION VALUES



    The following table sets forth, for each of the five most highly compensated officers of the Company, certain information concerning options exercised during fiscal 1999 and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 1999. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 1999 ($8.0625 per share) and the exercise price of the officer's options. We have never issued stock appreciation rights.



                                                                   NUMBER OF SECURITIES
                                                                  UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED IN-
                                 NUMBER OF                              OPTIONS AT                 THE-MONEY OPTIONS AT
                                  SHARES                             DECEMBER 31, 1999             DECEMBER 31, 1999($)
                                ACQUIRED ON       VALUE      -------------------------------  -------------------------
NAME                            EXERCISE(#)    REALIZED($)    EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                          --------------  ---------------------------     -------------    -----------    -------------
Jonnie R. Williams                  --             --              --              --              --               --
Robert J. DeLorenzo, M.D.           --             --              --           1,000,000          --           5,562,500
James A. McNulty                    --             --             200,000          --           1,212,500           --
Paul L. Perito, Esquire             --             --           1,000,000          --           6,375,000           --
Malcolm L. Bailey                   --             --             200,000                       1,412,500           --



The Company does not have a defined benefit plan or actuarial pension plan. During 1999, the Company did not have a "long-term incentive plan", and the Company did not make any "long-term incentive awards", as such terms are defined in Item 402 of Regulation S-K. During 1999, no stock options were exercised by any optionee.

BOARD OF DIRECTORS COMPENSATION



                  The non-employee directors who are elected to the Company's Board of Directors after September 1998 ("Independent Directors") generally are granted a stock option to purchase up to 50,000 shares of Common Stock on the date each such Independent Director is first elected to the Board of Directors. As an annual retainer, each Independent Director will receive a stock option to purchase up to 25,000 shares of Common Stock, granted on the date of each annual meeting subsequent to the Independent Director's initial election to the Board of Directors. Each stock option granted to an Independent Director is granted under the Company's Amended and Restated 1998 Stock Option Plan (the "Plan") and is exercisable at a price equal to the fair market value of the Common Stock on the date of grant (as determined in accordance with the Plan).



                  Each Independent Director also receives a fee of $1,500 in cash for his participation in each meeting of the Board of Directors and any committee meeting. Directors who are employees also may receive compensation in their capacity as Company employees, as described elsewhere in this Report.



EMPLOYMENT AGREEMENTS



         As of June 15, 1999, in consideration for Mr. Perito's resignation of full-time employment as a senior partner of PHJ&W, the Company entered into a three-year employment agreement with Mr. Perito pursuant to which the Company is obligated to pay Mr. Perito an annual salary of not less than $1,200,000 ("Base Salary"). In addition to the Base Salary, the Company has paid Mr. Perito $250,000 in the form of a signing bonus and will pay Mr. Perito an annual bonus in an amount not less than $250,000, based on the Company's and/or Mr. Perito's performance (as defined in the employment agreement). The Company also is obligated to maintain for the term of the employment agreement a term life insurance policy in the amount of $1,500,000 and a disability insurance policy for the amount of $35,000 per month for the benefit of Mr. Perito and/or his beneficiaries.



         The Company also has sold 2,000,000 shares of Common Stock to Mr. Perito for $1.00 per share, for which Mr. Perito delivered to the Company a promissory note in the principal amount of $2,000,000, bearing interest at 7% per annum (the "Note"). The interest on the Note, which is non-recourse to Mr. Perito, is payable annually and the unpaid balance of the Note, of which 85% is non-recourse to Mr. Perito, is payable in full on the fifth anniversary date of the Note. Under the employment agreement, Mr. Perito also was awarded a stock option to purchase up to 1,000,000 shares of Common Stock, at a purchase price of $1.685 per share, which was fully vested as of June 15, 1999.



         Upon termination by the Company of Mr. Perito's employment without Cause or by Mr. Perito for Good Reason (as defined in the employment agreement), the Company will be obligated to pay to Mr. Perito all salary, benefits, bonuses and other compensation that would be due under the employment agreement through the end of the term of the employment agreement. Upon termination of Mr. Perito's employment as a result of his death or disability, the Company will be obligated to pay to Mr. Perito all salary, benefits, bonuses and other compensation that would be due under the employment agreement for a period of one year from the date of such termination.



         In connection with certain transactions that may result in a change in voting control of the Company (each, a "Disposition Transaction") or certain changes in the Company's senior management, Mr. Perito will be entitled to terminate the employment agreement, to a one-time termination payment of $2,500,000 and to participate in the Disposition Transaction upon the same terms and conditions as certain principal stockholders of the Company. The Company also will be obligated to reimburse Mr. Perito for any taxes which may become due as a result of the application of Section 280G of the Code to the payment described in the preceding sentence.



         The employment agreement provides for Mr. Williams to provide security for the obligations of the Company thereunder.

COMPENSATION COMMITTEE REPORT



         The Company did not form a Compensation Committee until after its Annual Stockholders Meeting on December 10, 1999. Since its formation, the Compensation Committee has met on several occasions in order to examine the Company's compensation structure generally, and to determine the proper levels and components of the compensation of the Company's senior management. In pursuance of this objective, in March 2000, the Committee adopted a performance-based bonus plan for certain of its executive officers. The Committee anticipates adopting a number of changes to the Company's compensation structure, and particularly to the compensation of the Company's officers, with a view toward maximizing the deductibility of such compensation under the Code, better aligning the interests of such officers with the interests of the Company's stockholders and its strategic direction, and taking into consideration the compensation of senior officers at similarly situated companies. Dr. DeLorenzo served as the Company's Chief Executive Officer from October 1998 to November 1999 on an outsourced basis. He was not employed by the Company and was not paid a salary or other cash compensation in connection with his position as Chief Executive Officer. However, in light of the unique academic and scientific experience that senior management believed Dr. DeLorenzo would bring to the Company, as well as his anticipated performance on behalf of the Company, he was granted stock options to purchase up to an aggregate of 1,000,000 shares of the Company's common stock. Mr. Williams was elected the Company's Chief Executive Officer in November 1999. The Committee has been evaluating the compensation of Mr. Williams along with the Company's other executive officers.



         The Company's two remaining executive officers during 1999 were compensated in accordance with employment contracts which were approved by the Board of Directors. In approving such employment contracts, the Board considered the level of responsibility at the Company of the individuals involved, and in one case gave strong consideration to the fact that the employment contract was an inducement for the individual to resign his partnership at a major law firm.

PERFORMANCE GRAPH



         The following Performance Graph compares the performance of the Company's cumulative stockholder return with that of a broad market index (S&P 500 ) and a published industry index (S&P Tobacco Index) for each of the most recent two fiscal years. The cumulative stockholder return for shares of Common Stock is calculated assuming that $100 was invested on February 6, 1998, the date of the merger between Eye Technology, Inc. and the Company. The total return of each of the indices was calculated assuming $100 was invested on December 31, 1997. The performance of the indices is shown on a total return (dividends reinvested) basis. The Company paid no cash dividends during the periods shown. The graph lines merely connect year-end dates and do not reflect fluctuations between those dates.



         The S&P Tobacco Index includes leaf tobacco dealers and manufacturers of cigarettes and other tobacco products. While the Company currently derives most of its revenues from the sale of cigarettes, its central focus is the reduction of the range of serious health hazards associated with the use of tobacco products. Accordingly, Star's primary corporate mission is to demonstrate the commercial viability of less harmful tobacco products and to encourage other tobacco manufacturers to utilize and/or license Star's proprietary curing technology. Star is also involved in the research and development of tobacco cessation products. For these reasons, the Company does not believe that the S&P Tobacco Index is closely representative of the Company's business. However, the unique nature of the Company's business does not easily lend itself to comparison with other industry indices.





                S+P 500         S+P Tobacco             Star Scientific
                                  Index                      Inc.
                -------         -----------             ---------------
1997             100.00           100.00                     100.00
1998             128.32           154.72                     379.21
1999             155.31            76.04                     905.90


Item 12.  Security Ownership of Certain Beneficial Owners and Management



         The following table sets forth as of March 31, 2000 certain information with respect to the beneficial ownership of the Company's Common Stock by each beneficial owner of more than 5% of the Company's voting securities, each Director and each executive officer, and all Directors, executive officers and officers of the Company as a group, except as qualified by the information set forth in the notes to this table.



                                                                      SHARES
                                                                   BENEFICIALLY
                            NAME                                     OWNED(1)               PERCENTAGE OWNED(2)
                            ----                                   ------------             -------------------
Irrevocable Trust #1 FBO(3)                                          19,058,576                  32.4%
Francis E. O'Donnell, M.D.
709 The Hamptons Lane
Chesterfield, MO  63017

Jonnie R. Williams(4)                                                17,215,264                  29.3%
801 Liberty Way
Chester, VA 23836

Prometheus Pacific Growth Fund, LDC                                   5,202,640                  8.9%
P.O. Box 1062
George Town, Grand Cayman, B.W.I.

Francis E. O'Donnell, Jr., M.D.(5)                                    3,368,362                  5.7%
709 The Hamptons Lane
Chesterfield, MO  63017

Paul L. Perito, Esquire(6)                                            3,015,000                  5.1%
801 Liberty Way
Chester, VA 23836

Robert DeLorenzo, M.D., Ph.D., M.P.H.(7)                                500,000                    *

Malcolm L. Bailey(8)                                                    301,000                    *

James A. McNulty, C.P.A.(9)                                             300,000                    *

Leo S. Tonkin, Esquire(10)                                               50,000                    *

Mark W. Johnson(11)                                                      93,000                    *

Elliot D. Prager, M.D.(12)                                              127,445                    *


All Directors, Executive Officers and Officers                       21,601,709                  37.3%
(11 Persons)



(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days, by May 30, 2000, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them.



(2) The "Percentage Owned" calculations are based on the outstanding shares of Common Stock as of March 31, 2000.



(3) Includes 19,058,576 shares owned by a trust for the benefit of Francis E. O'Donnell, Jr., M.D., over which Kathleen O'Donnell has sole voting and investment power. Excludes 2,268,362 shares owned by a trust for the benefit of Dr. O'Donnell's children, over which Ms. O'Donnell has sole voting and investment power.



(4) Includes 16,115,264 shares held by Mr. Williams. Also includes 1,100,000 shares held by Regent Court of which Mr. Williams is deemed to have beneficial ownership by virtue of his membership in Regent Court and over which he shares voting and investment power with Dr. O'Donnell.



(5) Includes 2,268,362 shares owned by a trust for the benefit of Mr. Williams' children, over which Dr. O'Donnell has sole voting and investment power. Also includes 1,100,000 shares held by Regent Court of which Dr. O'Donnell is deemed to have beneficial ownership by virtue of his membership in Regent Court and over which he shares voting and investment power with Mr. Williams.



(6) Includes 2,000,000 shares held by Mr. Perito, 1,000,000 shares which Mr. Perito has the right to acquire upon exercise of stock options and an aggregate of 15,000 shares held by his children or in trust for the benefit of his children, of which Mr. Perito disclaims beneficial ownership.

(7) Includes 30,000 shares held by Dr. DeLorenzo's children. Dr. DeLorenzo disclaims beneficial ownership of shares held by his children. Excludes 1,000,000 shares which Dr. DeLorenzo has the right to acquire upon exercise of stock options which are not exercisable within 60 days.



(8) Includes 101,000 shares held by Mr. Bailey and 200,000 shares which Mr. Bailey has the right to acquire upon exercise of stock options.



(9) Includes 100,000 shares held by Mr. McNulty and 200,000 shares which Mr. McNulty has the right to acquire upon exercise of stock options. Mr. McNulty resigned as the Company's Chief Financial Officer in April 2000.



(10) Includes 50,000 shares which Mr. Tonkin has the right to acquire upon exercise of stock options.



(11) Includes 93,000 shares which Mr. Johnson has the right to acquire upon exercise of stock options.



(12) Includes 50,000 shares which Dr. Prager has the right to acquire upon exercise of stock options.



Item 13.  Certain Relationships and Related Transactions





         The Company acquired the manufacturing facility in Petersburg, Virginia in June 1995 from a partnership comprised of Francis E. O'Donnell, Jr., M.D., Jonnie R. Williams, the Chief Executive Officer of the Company and Paul Lamb, the President and Chief Executive Officer of ST&P for a note in the principal amount of $300,000, which was subsequently reissued as three notes of $100,000 each payable to Dr. O'Donnell, a trust for the benefit of Mr. Williams' children and Mr. Lamb. The notes to Dr. O'Donnell and the Williams' children's' trust were paid in 1998 and the note to Mr. Lamb was paid in 1999.



         Mr. Williams and Dr. O'Donnell jointly own an airplane. The Company has utilized the airplane for business travel throughout the United States and to Mexico to client locations that are not near airports with regularly scheduled or frequent commercial airline services. Payments made by the Company to Dr. O'Donnell and Mr. Williams with respect to aircraft expenses were $442,238 in 1999 and $185,544 in 1998, and were billed at cost.



         During 1998, Mr. Williams made loans to the Company on a short-term basis at the minimum level of interest provided for by the Internal Revenue Service. These loans amounted to $710,000 in 1998. All such loans were repaid in full during the year in which they were made. On December 31, 1999, Mr. Williams signed a promissory note for $1,087,806. The promissory note is repayable on December 31, 2000 and bears interest at 5.66%.



         The Company paid to Golden Leaf, a company owned by Malcolm L. "Mac" Bailey, a director of the Company and the Company's President from October 1998 to November 1999, approximately $610,000 in 1999 and $60,000 in 1998 for tobacco purchases and commissions, and the Company received $580,000 in 1999 and $165,000 in 1998 for the sale of tobacco to Golden Leaf.



         Additionally, pursuant to a consulting agreement entered into between the Company and Mr. Bailey, Mr. Bailey agreed to provide consulting services to the Company. The consulting agreement will expire in October 2003, unless extended at the option of the Company. The Company is required to pay Mr. Bailey $80,000 per year plus a commission equal to $.10 per pound on all flue-cured tobacco that is processed at Star's facility in Chase City, Virginia. Any commission payable to Mr. Bailey in the years 2000 and thereafter will be reduced by any and all operating costs incurred by the Company in connection with the receipt and processing of tobacco at the Chase City, Virginia facility. The Company paid Mr. Bailey $118,000 in 1999 pursuant to this agreement.



         In 1999, the Company paid $940,000 to Paul, Hastings, Janofsky & Walker LLP with respect to various legal matters. Mr. Perito is senior counsel and a former partner of such firm.



         The Company employs Mark W. Johnson, a director of the Company, as a consultant on a month-to-month basis. Services rendered by Mr. Johnson include the development of a strategic plan for the Company and recommendations to implement such plan. In this capacity, beginning in January 2000, Mr. Johnson was compensated at a rate of $20,000 per month on a month-to-month basis. In 1999, Mr. Johnson received options to purchase 43,000 shares of Common Stock at an exercise price of $3.375 in exchange for consulting services.

Item 14.          Exhibits and Reports on Form 8-K

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


     * These items are hereby incorporated by reference from the exhibits of the filing or report indicated (Commission File No. 0-15324) and are hereby made a part of this Report

     @ This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

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

10.37        Loan and Security Agreement between Star Tobacco &
             Pharmaceuticals, Inc. and Finova Capital Corporation, dated
             January 20, 2000 #

10.38        Lease and Purchase Option Contract between the Company and the
             Industrial Development Authority of the Town of Chase City,
             Virginia, dated March 10, 2000 #

10.39        Form of Director Indemnification Agreement #

10.40        Form of Officer Indemnification Agreement #

10.41        First Amendment to Loan and Security Agreement between Star
             Tobacco & Pharmaceuticals, Inc. and Finova Capital Corporation,
             Business Credit, dated April 12, 2000.


     * These items are hereby incorporated by reference from the exhibits of the filing or report indicated (Commission File No. 0-15324) and are hereby made a part of this Report

     #   Previously filed as an exhibit to this Report.

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

16.01        Response Letter from Price Waterhouse LLP, dated April 10, 1998
             (Form 8-K/A dated April 10, 1998)*

16.02        Response Letter from Olsen, Thielen & Co., Ltd, dated September
             15, 1998 (Form 8-K/A dated September 16, 1998)*

16.03 Response Letter from Keiter, Stephens, Hurst, Gary & Shreaves, dated January 20, 1999 (Form 8-K dated January 15, 1999)*

21           Subsidiaries of the Company (Form 10-KSB for the fiscal year ended
             December 31, 1998)*

23           Consent of Independent Public Accountants #

24 Powers of Attorney, executed by certain officers of the Registrant and the individual members of the Board of Directors, authorizing such officers of the Registrant to file amendments to this Report, are located on the signature page of this Report #

27           Financial Data Schedule











(b)      REPORTS ON FORM 8-K

         None

     * These items are hereby incorporated by reference from the exhibits of the filing or report indicated (Commission File No. 0-15324) and are hereby made a part of this Report

     #   Previously filed as an exhibit to this Report.

     @ This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.




                 Signature                                              Title                                   Date
                 ----------                                             -----                                   ----
                      *                                  Chief Executive Officer and Director
--------------------------------------------
Jonnie R. Williams                                       (Principal Executive Officer)                          May 1, 2000

/s/ Christopher G. Miller                                Acting Chief Financial Officer
--------------------------------------------
Christopher G. Miller                                    (Principal Financial Officer)                          May 1, 2000

                      *                                  Chairman of the Board                                  May 1, 2000
--------------------------------------------
Robert J. DeLorenzo, M.D., Ph.D., M.P.H.

                      *                                  Director                                               May 1, 2000
--------------------------------------------
Malcolm L. Bailey

                      *                                  Director                                               May 1, 2000
--------------------------------------------
Mark W. Johnson

                      *                                  Director                                               May 1, 2000
--------------------------------------------
Elliot D. Prager, M.D.

                      *                                  Director                                               May 1, 2000
--------------------------------------------
Leo S. Tonkin, Esquire



* The undersigned, by signing his name hereto, does sign this document on behalf of himself and each of Mr. Williams, Dr. DeLorenzo, Mr. Bailey, Mr. Johnson, Dr. Prager and Mr. Tonkin.


                     STAR SCIENTIFIC, INC.








                     /s/ Paul L. Perito
                     ------------------------------------
                     Paul L. Perito, Esquire, Chief Operating Officer, President and Director
                     May 1, 2000

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

6.    NOTES PAYABLE:

         Notes payable consists of the following:

                                                                                              1999              1998
                                                                                            ----------        -----------
            Note payable under a $13,200,000 credit facility restricted for the purchase of tobacco curing barns; interest at the stated rate of prime plus 1% commencing December 2000; accrued at the effective rate; principal payable in 60 equal monthly installments commencing September 2004;
            collateralized by the Company's curing barns and leaf tobacco
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

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

13.      COMMITMENTS AND CONTINGENT LIABILITIES:

         Obligations under master settlement agreement:


         In November 1998, 46 states and several U.S. territories entered into a settlement agreement to resolve litigation that had been instituted by them against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement ("MSA"). As a nonparticipating manufacturer, the Company would be required to satisfy certain escrow obligations under statutes which the MSA required participating states to pass, if they were to receive the full benefits of the settlement. The so-called "level playing field" statutes require nonparticipating manufacturers to fund escrow accounts that could be used to satisfy judgements of settlements in lawsuits filed by the participating states against such nonparticipating tobacco manufacturers. Absent a legal challenge to the state specific statutes or an agreement with respect to the funding of the required escrow accounts, the Company is obligated to place an amount equal to $1.88 per carton sold in 1999, and increased amounts per carton for subsequent years, in escrow accounts beginning April 2000 for sales of cigarettes occurring in each such state after the effective date of each state specific statute. The Company's escrow funding requirement in April 2000 for 1999 sales is approximately $11,600,000 and is expected to increase in future years. Such escrowed funds will be used to fund tobacco-related litigation or settlements and if not so used, returned to the Company after 25 years (the Company will, however, receive interest earnings on the invested escrowed amounts). Also, absent a challenge to the state-specific statutes or some accommodation as to the payment of the escrow amounts, the failure to pay the required escrow could result in penalties to the Company and potential restrictions on its ability to sell tobacco products within particular states. The Company has the resources to meet its April 2000 escrow funding obligation and expects it will be able to do so in future years. However, the degree to which these escrow requirements negatively impact the Company's liquidity position in future years is not presently determinable. Notwithstanding, the Company is continuing to assess its options with respect to the state specific statutes, including a variety of legal challenges to the statutes and/or MSA.

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