Form 10-Q
period 2000-03-31
STAR SCIENTIFIC INC
filed 2000-05-15
CIK 776008

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

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

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


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

At April 30, 2000, there were 58,759,040 shares outstanding of the Registrant's common stock, par value $.01 per share.

                                TABLE OF CONTENTS

                                                                                                            Page
PART I        Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
              and December 31, 1999                                                                            1

              Condensed Consolidated Statements of Operations for the three months
              ended March 31, 2000 and 1999 (Unaudited)                                                        2

              Condensed Consolidated Statements of Cash Flows for the three months
              ended March 31, 2000 and 1999 (Unaudited)                                                        3

              Notes to Condensed Consolidated Financial Statements                                             4

              Item 2 - Management's Discussion and Analysis or Plan of Operation                               7

PART II       Item 6 - Exhibits and Reports on Form 8-K                                                       11

Signatures

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  March 31,       December 31,
                                                    2000              1999
                                               ---------------  --------------
                                                (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                   $    13,679,794  $   17,205,248
   Accounts receivable, trade                        9,527,601       3,599,965
   Inventories                                       3,347,595       3,570,609
   Prepaid expenses and other current
     assets                                            641,068         338,790
   Deferred tax asset                                2,286,000       2,303,000
                                               ---------------  --------------
Total current assets                                29,482,058      27,017,612
Property, plant and equipment, net                  17,221,158      10,974,029
Intangibles, net of accumulated
   amortization                                        329,123         338,043
Other assets                                           744,806         296,263
Deferred tax asset                                                      83,000
                                               ---------------  --------------
                                               $    47,777,145  $   38,708,947
                                               ===============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of notes payable         $      213,124   $      275,000
   Accounts payable, trade                          4,211,100        3,492,755
   Federal excise taxes payable                     6,020,000        1,476,524
   Accrued expenses                                 1,206,533        1,442,521
   Income taxes  payable                            2,148,000        6,198,000
   Customer deposit                                 6,000,000        6,000,000
                                               ---------------  --------------
Total current liabilities                          19,798,757       18,884,800
Notes payable, less current
   maturities                                      13,521,770        7,504,679
Deferred tax liability                                 80,000          -
                                               ---------------  --------------
       Total liabilities                           33,400,527       26,389,479
                                               ---------------  --------------
Commitments and contingencies                         -                -
Stockholders' equity:
   Common stock (A)                                   587,592          587,493
   Preferred stock (B)                                   -                -
   Additional paid-in capital                      10,683,666       10,631,875
   Retained earnings                                6,193,166        4,187,906
   Notes receivable, officers                  (    3,087,806)  (    3,087,806)
                                               ---------------  ---------------
Total stockholders' equity                         14,376,618       12,319,468
                                               ---------------  ---------------
                                               $   47,777,145   $   38,708,947
                                               ===============  ===============

(A)  $.01 par value, 100,000,000 shares authorized, 58,759,040 and 58,749,200 shares issued and outstanding 2000 and 1999, respectively

(B)  Series B, convertible; $.01 par value 15,000 shares authorized


            See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

                                                                                  2000                  1999
                                                                           ------------------    -----------------
                                                                               (Unaudited)           (Unaudited)
Net sales                                                                  $      46,513,142     $      15,781,466
                                                                           ------------------    -----------------
Less:
   Cost of goods sold                                                             14,089,398             3,830,052
   Excise taxes on products                                                       22,592,325             6,392,340
                                                                           ------------------    -----------------
   Gross profit                                                                    9,831,419             5,559,074
                                                                           ------------------    -----------------
Operating expenses:
   Marketing and distribution                                                      3,412,792             1,411,263
   General and administrative                                                      2,959,701             1,075,489
   Research and development                                                          103,500               117,841
                                                                           ------------------    -----------------
   Total operating expenses                                                        6,475,993             2,604,593
                                                                           ------------------    -----------------
       Operating income                                                            3,355,426             2,954,481
Other income (expenses):
   Interest income                                                                   233,354                  -
   Interest expense                                                        (         206,993)    (          44,543)
   Loss on disposal of assets                                              (          26,525)                 -
                                                                           ------------------    -----------------
Income before income taxes                                                         3,355,262             2,909,938
Income tax expense                                                         (       1,350,000)    (         775,000)
                                                                           ------------------    -----------------
Net income                                                                 $       2,005,862     $       2,134,938
                                                                           ==================    =================
Basic income per common share                                              $             .03     $             .22
                                                                           ==================    =================
Diluted income per share                                                   $             .03     $             .04
                                                                           ==================    =================
Weighted average shares outstanding basic                                         58,774,077             9,819,740
                                                                           ==================    =================
Weighted average shares outstanding diluted                                       62,391,461            56,731,581
                                                                           ==================    =================


            See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                                    2000                  1999
                                                                             ------------------     -----------------
                                                                                 (Unaudited)           (Unaudited)
Operating activities:
   Net income                                                                $       2,005,262      $      2,134,938
   Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
     Depreciation and amortization                                                     459,566                53,865
     Deferred income taxes                                                             180,000
     Loss on fixed asset disposal                                                       26,525
     Stock-based compensation expense                                                   32,250               101,167
Increase (decrease) in cash resulting from changes in:
       Current assets                                                        (       6,006,900)    (         655,782)
       Current liabilities                                                             975,833                97,281
                                                                             ------------------    -----------------
Net cash provided by (used in) operating activities                          (       2,327,464)            1,731,469
                                                                             ------------------    -----------------
Investing activities:
   Collections of notes receivable                                                       5,923     (          40,019)
   Purchases of property, plant and equipment                                (       6,737,750)    (       1,004,390)
   Proceeds from disposal of property
     and equipment                                                                      13,450                  -
   Deposits on property and equipment                                        (         410,613)                 -
   Advances to related parties                                                         -           (         104,434)
                                                                             ------------------    ------------------
Net cash used in investing activities                                        (       7,128,990)    (       1,148,843)
                                                                             ------------------    ------------------
Financing activities:
   Proceeds from notes payable                                                       6,028,000                  -
   Payments on notes payable                                                 (          72,788)               75,000
   Proceeds from sale of stock                                                          19,640     (          68,107)
   Loan cost paid                                                            (          43,852)                 -
                                                                             ------------------    -----------------
Net cash provided by financing activities                                            5,931,000                 6,893
                                                                             ------------------    -----------------
Increase (Decrease) in cash and cash
   Equivalents                                                               (       3,525,454)              589,529
Cash and cash equivalents,
   beginning of year                                                                17,205,248               102,695
                                                                             ------------------    -----------------
Cash and cash equivalents,
   end of year                                                               $      13,679,794     $         692,224
                                                                             ==================    =================
Supplemental disclosure of cash flow
   information:
   Cash paid during the year for:
     Interest                                                                $         161,792     $          65,020
                                                                             ==================    =================
     Income taxes                                                            $       5,220,000     $            -
                                                                             ==================    =================


            See notes to condensed consolidated financial statements.

                              STAR SCIENTIFIC, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)


1. Accounting Policies

The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1999.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three months March 31, 2000 and 1999 are not necessarily indicative of the results for a full year.

The Company generated net income for the three months ended March 31, 2000. Diluted earnings per share assumes conversion common stock options and warrants.

2. Notes payable:

       Notes payable consists of the following:

                                                                                                         2000
                                                                                                ---------------------
         Note payable under a $13,200,000 credit facility restricted for the purchase of tobacco curing barns; interest at the stated rate of prime plus 1% payable commencing December 2000; accrued at the effective rate; principal payable in 60 equal monthly installments commencing
         September 2004; collateralized by the Company's curing barns and leaf
         tobacco inventory.                                                                              $ 13,200,000

         Note payable, bank, due in monthly installments of $3,111, including interest at prime plus 1%, through 2001; secured by real property and
         guaranteed by certain stockholders.                                                                  258,535

         Term note payable, finance company, due in monthly installments of
         $21,047, including interest at 10.15% through September 2001; secured
         by manufacturing equipment.                                                                          127,835

         Term note payable, finance company, due in monthly
         installments of $7,262, including interest at 9.31%
         through October 2001; secured by manufacturing equipment.                                            121,989


         Other                                                                                                 26,535
                                                                                                ---------------------
                                                                                                           13,734,894
         Less current maturities                                                                              213,124
                                                                                                ---------------------
                                                                                                         $ 13,521,770
                                                                                                =====================

                              STAR SCIENTIFIC, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)


 Notes Payable (continued)

       The annual maturities of notes payable are as follows:

                             Year ending March 31,
                             ---------------------
                                     2000                                                                     213,124
                                     2001                                                                     321,770
                                     2005                                                                  13,200,000
                                                                                                  --------------------
                                                                                                        $  13,734,894
                                                                                                  ====================


3. Income tax expense consists of the following:

          Current                                                                                  $        1,170,000
          Deferred                                                                                            180,000
                                                                                                   ------------------
                                                                                                   $        1,350,000
                                                                                                  ===================

   Income tax expense differs from that which would result from applying statutory tax rates to pre-tax income. A reconciliation is as follows:

          Statutory rate                                                                                 34.0%
          State income taxes                                                                              6.0
                                                                                                    -----------
                                                                                                         40.0%
                                                                                                    ===========


4. Segment information:

                                                                            Segment of Business
                                                     ----------------------------------------------------------------
                                                                              March 31, 2000
                                                     ----------------------------------------------------------------
                                                          Discount
                                                         Cigarettes            Tobacco Leaf           Consolidated
                                                     ------------------    --------------------    ------------------
         Revenue                                     $       46,490,935    $            22,207     $       46,513,142
         Cost of sales and excise taxes                      36,256,377                425,346             35,831,031
                                                     ------------------    --------------------    ------------------
         Gross margin                                        10,234,558    (           403,139)             9,831,419
                                                     ------------------    --------------------    ------------------
         Research and development                                  -                   103,500                103,500
                                                     ------------------    --------------------    ------------------
         Segment assets                              $       24,499,145    $        23,278,000     $       47,277,144
                                                     ==================    ====================    ==================
                                                                              March 31, 1999
                                                     ----------------------------------------------------------------
         Revenue                                     $       15,781,466    $           -           $       15,781,466
         Cost of sales and excise taxes                      10,222,392                -                   10,222,392
                                                     ------------------    --------------------    ------------------
         Gross margin                                         5,559,074                -                    5,559,074
                                                     ------------------    --------------------    ------------------
         Research and development                               117,841                -                      117,841
                                                     ------------------    --------------------    ------------------
         Segment assets                              $        6,775,442    $           -           $        6,775,442
                                                     ==================    ====================    ==================

                              STAR SCIENTIFIC, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)


5.     Obligations under Master Settlement Agreement:

       In November 1998, 46 states and several U.S. territories entered into a settlement agreement to resolve litigation that had been instituted by them against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement ("MSA"). Nonparticipating manufacturers are required to fund escrow accounts pursuant to the MSA. The Company's escrow funding requirement in April 2000 for 1999 sales was approximately $11,600,000. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in some states, and if not so used, returned to the Company after 25 years. The Company will, however, receive interest earnings on the invested escrowed amounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL; RECENT DEVELOPMENTS

         Star Scientific, Inc. (the "Company") is engaged in: (1) the development of proprietary scientific technology for the curing of tobacco so as to prevent, retard or significantly reduce the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily, the tobacco specific nitrosamines ("TSNAs"); (2) the development of less toxic smoked tobacco products utilizing tobacco with very low levels of TSNAs (measured in parts per billion) which has been cured using the Company's proprietary StarCure(TM) process; (3) the manufacture and sale of discount cigarettes, with activated charcoal filters, through its wholly-owned subsidiary, Star Tobacco & Pharmaceuticals, Inc. ("ST&P"); (4) the research and development of tobacco cessation products; and (5) the development of smokeless tobacco products utilizing tobacco with very low levels of TSNAs (measured in parts per billion) which have been cured using the Company's proprietary StarCure(TM) process.

         In the first quarter of 2000, the Company's revenues were generated through the sale of discount cigarettes by ST&P. ST&P currently manufactures and sells four brands of discount cigarettes, SPORT(R), MAINSTREET(R), VEGAS(R) and G-SMOKE(R), through approximately 350 tobacco distributors throughout the United States. During the first quarter of 2000, ST&P's cigarette sales continued to experience substantial sales growth.

         In an effort to implement the Company's corporate mission to develop potentially less toxic tobacco products, the Company intends to phase its very low-TSNA tobacco, which has been cured through its proprietary StarCure(TM) process, into ST&P's discount cigarettes within the next 24 months. The Company has announced plans to launch, before the end of the third quarter of 2000, the first very low-TSNA cigarette. This cigarette, which will have a new name chosen by late Spring 2000, also will have an activated charcoal filter aimed at reducing the levels of certain vapor phase toxins.

         The Company's central focus will continue to be the research and development of products that reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. The Company fully accepts the evidence showing links between smoking tobacco and a variety of diseases and premature death and believes that it is unlikely that the health risks of smoked tobacco can be completely eliminated. Nevertheless, in a world where an estimated 1.1 billion people smoke and use other tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible using available technology. The Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products that are as safe as technologically possible. The Company has now demonstrated that the method it has developed for curing tobacco using its proprietary StarCure(TM) process, can be scaled up to meet broad commercial needs in the United States and abroad.

         On October 12, 1999, the Company and the Brown & Williamson Tobacco Corporation ("B&W") entered into a supply agreement ("Agreement") under which B&W has agreed to purchase StarCure(TM) tobacco. During the third and fourth quarters of 1999, the Company produced and delivered to B&W approximately 3.5 million pounds of very low-TSNA Star Cure(TM) processed tobacco. These sales accounted for approximately 10% of the Company's consolidated net sales in 1999. The Company expects that in 2000 a minimum of 8 million pounds will be sold to B&W pursuant to the Agreement. The bulk of these sales will occur in the third and fourth quarter of this year resulting in higher revenues in those quarters.

         In each of the years 2000 and 2001, B&W is obligated to purchase from the Company five million pounds of Virginia flue-cured tobacco that has been cured using the StarCure(TM) process; and B&W has an option to purchase three million pounds of burley tobacco cured using the same process. B&W also has financed the purchase of 600 of the Company's specially designed curing barns (see "Financial Condition" below).

         Master Tobacco Settlement Agreement

         In November 1998, 46 states and several U.S. territories entered into a settlement agreement (the "Master Settlement Agreement") to resolve litigation that had been instituted by them against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a nonparticipating manufacturer, the Company is required to satisfy escrow obligations under statutes which the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called "level playing field" statutes require nonparticipating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such nonparticipating tobacco manufacturers. Absent a legal challenge to the state specific statutes or an agreement with respect to the funding of the required escrow accounts, beginning April 2000 and annually thereafter the Company is obligated to place an amount equal to $2.09 per carton for 2000, and increased amounts per carton for subsequent years ($2.72 in 2001-2002, $3.35 in 2003-2006 and $3.77 thereafter), in escrow accounts, for sales of cigarettes occurring in the prior year in each such state after the effective date of each state specific statute. Based on Star's projected increase in sales for future years, the Company will have to pay significant sums into these escrow accounts to meet the Master Settlement Agreement requirements. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. The failure to place such required amounts into escrow could result in penalties and potential restrictions on the Company's ability to sell tobacco products within particular states. Because of this escrow requirement, which currently applies to approximately 75% of ST&P's cigarette sales, a substantial portion of the Company's net income from operations will be unavailable for the Company's use and the amount required to be placed in escrow may exceed the net operating cash flow generated by the Company. In the first quarter of 2000, the Company's Board of Directors authorized the Company to deposit the escrow obligations for 1999 under protest and to prepare a draft complaint for consideration by the Company's Board of Directors. The funds placed in escrow will continue to be an asset of the Company and the Company will receive the interest income generated by the escrow deposit.

RESULTS OF OPERATIONS

The Company's unaudited condensed consolidated results for the periods ended March 31, 2000 and 1999 are summarized in the following table:

           (in thousands of dollars, except share and per share data)       2000              1999
           ----------------------------------------------------------------------------------------------
           Net Sales                                                        $46,513          $15,781
           Excise Taxes                                                      22,592            6,392
           Cost of goods sold                                                14,090            3,830
           Gross Profit                                                       9,831            5,559
           Operating income                                                   3,355            2,954
           Net income                                                         2,006            2,134

           Basic income per share                                              0.03             0.22
           Diluted income per share                                            0.03             0.04
           Weighted average shares outstanding  (Basic)                      58,774            9,819
           Weighted average shares outstanding  (Diluted)                    62,391           56,732

         During the first quarter of 2000, the Company's consolidated net sales increased to $46.5 million, reflecting an increase of $30.7 million, or 194% over the comparable 1999 period. All net sales in the first quarters of 1999 and 2000 were from the sale of cigarettes by ST&P. The Company anticipates sales of very low-TSNA tobacco to B&W in the third and fourth quarters of 2000. Excise taxes included in net sales for the first quarter of 2000 increased to $22.6 million from $6.4 million in the comparable 1999 period

         The Company's shipment volume during the first quarter of 2000 increased approximately 224% over the comparable 1999 period to 1.3 billion units, reflecting a continued upswing in sales of the Company's cigarettes as a result of growing the customer base, including sales in additional major retail chains.

         During the first quarter of 2000, the Company's consolidated gross profit increased to $9.8 million, reflecting an increase of $4.2 million over the comparable 1999 period, as increases in net sales of $30.7 million over the comparable 1999 period were partially offset by increased costs of goods sold ($10.3 million) and increased excise taxes ($16.2 million). Increased costs of goods sold were primarily related to volume increases.

         Marketing and distribution expenses, on a consolidated basis, totaled $3.4 million for the first quarter of 2000, an increase of $2.0 million over the comparable 1999 period which reflects a larger sales force and higher promotional expenses.

         General and administrative expenses, on a consolidated basis, totaled $3.0 million for the first quarter of 2000, an increase of $1.9 million over the comparable 1999 period, attributable primarily to expenses related to the relocation of its executive, marketing, sales and administrative offices to Chester, Virginia and associated costs in maintaining that facility, higher personnel costs associated with the Company's fulfillment of its compliance obligations as a publicly-held company, pursuance of its legal and public health strategies in the legislative, regulatory and executive agency arenas, its technical recruitment efforts, expansion of its Scientific Advisory Board and increased scientific consulting. Research and development expenses were flat in the first quarter of 2000 versus the comparable period in the previous year.

         Interest income in the first quarter of 2000 reflects interest on higher cash balances on hand, generated by the improved operating results. Interest expense for the first quarter was the result of the credit facility from B&W that is being used for the purchase of tobacco curing barns.

         Higher income tax expense for the first quarter of 2000 compared to the first quarter of 1999 reflects higher income and the use of net operating loss carryover from 1998 to lower the Company's 1999 income tax expense.

         Consolidated net income of $2.0 million for the first quarter of 2000 was down slightly from the comparable 1999 period. In the first quarter of 2000, the Company had basic and diluted earnings per share equal to $0.03 per share versus basic and diluted earnings per share of $0.22 and $0.04 per share, respectively, in the first quarter of 1999, which also reflects an increase in the weighted average shares outstanding. The increase in the weighted average shares outstanding is due primarily to the conversion of the Company's Class B Preferred Stock into shares of the Company's Common Stock

FINANCIAL CONDITION

         In the first quarter of 2000, $2.3 million of cash was used in operating activities due primarily to an increase in trade accounts receivable due to the increased sales levels.

         During the first quarter of 2000, the Company incurred $6.7 million in capital expenditures, virtually all of it as part of the StarCure(TM) barn production program with the Powell Manufacturing Company. Approximately 650 of these barns have already been manufactured and delivered and contracts with tobacco farmers for approximately 250 additional curing barns have either been executed or are anticipated to be executed in 2000.

         B&W has agreed to loan the Company capital necessary to finance the purchase of curing barns in the form of a $13,200,000 long-term credit facility restricted for the purchase of tobacco curing barns. At March 31, 2000, the Company had borrowed $13.2 million under this facility. Interest accrues on this credit facility at prime plus 1% commencing December 2000 and is payable monthly. Principal is payable in 60 equal monthly installments commencing September 2004. The credit facility is non-recourse to the Company, but is collateralized by the Company's curing barns and leaf tobacco inventory.

         Subsequent to the end of the fiscal year ended December 31, 1999, the Company negotiated a line of credit with a new working capital lender, which is collateralized by accounts receivable from its cigarette business, in the amount of $7.5 million. The Company had no borrowings under this credit facility at March 31, 2000.

         Pursuant to the Master Settlement Agreement, on April 14, 2000, the Company placed into escrow approximately $11.6 million for sales made in 1999 using cash on hand and proceeds from the Company's line of credit. The funds placed in escrow will continue to be an asset of the Company and the Company will receive the interest income generated by the escrow deposit.

         The Company believes that its existing working capital, together with anticipated earnings from its operations and existing lines of credit, will be sufficient to meet its liquidity and capital requirements in the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, any escrow obligations it may be required to comply with under the Master Settlement Agreement, the success of the Company's new product development efforts and the other factors described under "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

         The foregoing discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's condensed consolidated financial statements and related notes included elsewhere in this Report.

NOTE ON FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT ON FORM 10-Q, UNDER THE SECTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," RELATE TO FUTURE EVENTS AND EXPECTATIONS AND AS SUCH CONSTITUTE "FORWARD-LOOKING STATEMENTS," WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," AND SIMILAR EXPRESSIONS IN THIS REPORT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AND TO VARY SIGNIFICANTLY FROM REPORTING PERIOD TO REPORTING PERIOD. SUCH FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1999 AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

Item 3.  Exhibits and Reports on Form 8-K

 (a)     EXHIBITS

 NUMBER      DESCRIPTION
 ------      -----------
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

3.04         Certificate of Amendment of Certificate of Incorporation, dated December 15, 1998 (Form 8-K dated January
             15, 1999)*

3.05         Bylaws of the Company as Amended to Date (Form 10-KSB for fiscal year ended December 31, 1992)*

10.41        First Amendment to Loan and Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Finova
             Capital Corporation, Business Credit, dated April 12, 2000 (Form S-1/A dated May 8, 2000)*

10.42        Modification Agreement among the Company, Jonnie R. Williams and Paul L. Perito, Esquire, dated December
             1, 1999 (Form S-1/A dated May 8, 2000)*

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


                                                                         STAR SCIENTIFIC, INC.


Date:      May 15, 2000                                                /s/ Christopher G. Miller
                                                         ------------------------------------------------------
                                                                       Authorized Signatory and
                                                                    Acting Chief Financial Officer