Form 10-Q
period 2000-06-30
STAR SCIENTIFIC INC
filed 2000-08-14
CIK 776008

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                             ____________________

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

________________________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No ___
                                              ----

At July 31, 2000, there were 58,769,020 shares of the Registrant's common stock, par value $.01 per share outstanding.

                               Table of Contents

                                                                                      Page
PART I    Item 1 - Financial Statements                                               1

          Condensed Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
          and December 31, 1999                                                       2

          Condensed Consolidated Statements of Operations for the three months
          and six months ended June 30, 2000 and 1999 (Unaudited)                     3

          Condensed Consolidated Statements of Cash Flows for the six months
          ended June 30, 2000 and 1999 (Unaudited)                                    4

          Notes to Condensed Consolidated Financial Statements                        7

          Item 2 - Management's Discussion and Analysis or Plan of Operation          13

PART II   Item 6 - Exhibits and Reports on Form 8-K                                   14

Signatures

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                June 30,                    December 31,
                                                                  2000                          1999
                                                              ----------                    -----------
                                                             (Unaudited)
ASSETS
------
Current assets:
 Cash and cash equivalents                                  $ 9,278,123                   $17,205,248
 Accounts receivable, trade                                   7,621,321                     3,599,965
 Inventories                                                  4,060,471                     3,570,609
 Prepaid expenses and other current
  assets                                                        577,385                       338,790
 Deferred tax asset                                           2,200,000                     2,303,000
                                                            -----------                   -----------

Total current assets                                         23,737,300                    27,017,612

Property, plant and equipment, net                           22,045,802                    10,974,029

MSA Escrow Fund                                              11,605,156                            --
Intangibles, net of accumulated
 amortization                                                   327,732                       338,043
Other assets                                                    129,178                       296,263
Deferred tax asset                                                   --                        83,000
                                                            -----------                   -----------

                                                            $57,845,168                   $38,708,947
                                                            ===========                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Current maturities of notes payable                        $   213,124                   $   275,000
 Accounts payable, trade                                      6,624,606                     3,492,755
 Federal excise taxes payable                                 4,412,678                     1,476,524
 Accrued expenses                                             1,338,296                     1,442,521
 Income taxes payable                                           206,000                     6,198,000
 Customer deposit                                            11,000,000                     6,000,000
                                                            -----------                   -----------

Total current liabilities                                    23,794,704                    18,884,800

Notes payable, less current maturities                       17,607,331                     7,504,679
Deferred tax liability                                          200,000                            --
                                                            -----------                   -----------

   Total liabilities                                         41,602,035                    26,389,479
                                                            -----------                   -----------

Commitments and contingencies                                        --                            --

Stockholders' equity:
 Common stock/A/                                                587,692                       587,493
 Additional paid-in capital                                  10,822,566                    10,631,875
 Retained earnings                                            7,920,681                     4,187,906
 Notes receivable, officers                                  (3,087,806)                   (3,087,806)
                                                            -----------                   -----------

Total stockholders' equity                                   16,243,133                    12,319,468
                                                            -----------                   -----------

                                                            $57,845,168                   $38,708,947
                                                            ===========                   ===========


/A/ $.01 par value, 100,000,000 shares authorized, 58,769,020 and 58,749,200 shares issued and outstanding 2000 and 1999, respectively

           See notes to condensed consolidated financial statements.

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            Three Months Ended June 30,     Six Months Ended June 30,

                                                                2000        1999              2000         1999
                                                                ----        ----              ----         ----
                                                            $42,238,508  $15,436,086      $88,751,650  $31,217,552
Net sales                                                   -----------  -----------      -----------  -----------

Less:
   Cost of goods sold                                        12,355,654    4,285,304       26,445,052    8,136,190
   Excise taxes on products                                  19,187,820    6,134,755       41,780,145   12,527,095
                                                            -----------  -----------      -----------  -----------
   Gross profit                                              10,695,034    5,016,027       20,526,453   10,554,267
                                                            -----------  -----------      -----------  -----------

Operating expenses:
   Marketing and distribution expenses                        3,376,326    1,570,316        6,789,118    2,981,579
   General and administrative expenses                        3,280,107    2,189,582        6,239,808    3,265,071
   Research and development                                     575,268      247,680          678,768      365,521
                                                            -----------  -----------      -----------  -----------
Total operating expenses                                      7,231,701    4,007,578       13,707,694    6,612,171
                                                            -----------  -----------      -----------  -----------
Operating income                                              3,463,333    1,008,449        6,818,759    3,942,096
                                                            -----------  -----------      -----------  -----------
Other (income) expenses:
Interest expense (net of interest income)                       146,420       14,534          145,984       38,243
Other                                                                        (11,036)                      (11,036)
                                                            -----------  -----------      -----------  -----------

Income from continuing operations before
income taxes                                                  3.316,913    1,004,951        6,672,775    3,914,889
Income tax expense                                            1,590,000      300,000        2,940,000    1,075,000
                                                            -----------  -----------      -----------  -----------
Net income                                                  $ 1,726,913  $   704,951      $ 3,732,775  $ 2,839,889
                                                            ===========  ===========      ===========  ===========

Basic Net Income per common share                           $      0.03        $0.01            $0.06        $0.08
Diluted income per common share                             $      0.03        $0.01            $0.06        $0.05

Basic weighted average shares outstanding                    58,769,000   57,259,982       58,762,220   33,539,861
Diluted weighted average shares outstanding                  61,830,738   59,340,931       62,240,681   59,095,820

                See notes to consolidated financial statements.

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE SIX
                      MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                      2000                      1999
                                                                 --------------            --------------
                                                                    (Unaudited)             (Unaudited)
Operating activities:
 Net income                                                      $  3,732,775              $ 2,839,889
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization                                       986,573                  208,968
  Deferred income taxes                                               386,000                       --
  Loss on fixed asset disposal                                         26,525                       --
  Stock-based compensation expense                                    151,250                  296,090
  Increase (decrease) in cash resulting
   from changes in:
   Current assets                                                  (4,396,729)                (962,264)
   Current liabilities                                              4,723,905                1,340,052
                                                                 ------------              -----------
Net cash provided by operating activities                           5,610,299                3,722,685
                                                                 ------------              -----------
Investing activities:
 Collections of notes receivable                                           --                  (39,677)
 Purchases of property, plant and equipment                       (12,074,560)              (2,514,055)
                                                                 ------------              -----------

Net cash used in investing activities                             (12,074,560)              (2,553,732)
                                                                 ------------              -----------

Financing activities:
 Proceeds from revolving loan agreement                             3,758,182                       --
 Proceeds from notes payable                                        6,585,922                   75,000
 Payments on notes payable                                           (241,452)                (216,957)
 Proceeds from sale of stock                                           39,640                       --
                                                                 ------------              -----------

 Net cash provided by (used in) financing activities               10,142,292                 (141,957)
                                                                 ------------              -----------

 MSA Escrow Fund                                                  (11,605,156)                      --
                                                                 ------------              -----------

 Increase (decrease) in cash and cash
  Equivalents                                                      (7,927,125)               1,026,996

Cash and cash equivalents,
  beginning of year                                                17,205,248                  102,695
                                                                 ------------              -----------

Cash and cash equivalents,
  end of period                                                  $  9,278,123              $ 1,129,691
                                                                 ============              ===========

Supplemental disclosure of cash flow
 information:
 Cash paid during the year for:
  Interest                                                       $    587,858              $    44,657
                                                                 ============              ===========
  Income taxes                                                   $  8,958,000              $        --
                                                                 ============              ===========

           See notes to condensed consolidated financial statements.

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

1.   Accounting Policies:

The financial statements of Star Scientific, Inc. and subsidiaries (the "Company") and notes thereto should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 1999.

In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results for a full year.

The Company generated net income for the periods ended June 30, 2000. Diluted earnings per share assumes conversion of all outstanding common stock options and warrants.

2.   Obligations under Master Settlement Agreement- MSA Escrow Fund:

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

On April 14, 2000, the Company, on behalf of its subsidiary, Star Tobacco & Pharmaceuticals, Inc. ("ST&P"), deposited into escrow $11.6 million to fund ST&P's purported escrow obligations under the MSA and specific state statutes that were passed in 1999 by states that are participating members of the MSA. The so-called "level playing field" statutes require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states. To date no states have filed suits against the Company or ST&P to compel any payments under the MSA and state statutes. In fact, there are no pending lawsuits against the Company or ST&P in any state or federal court. ST&P will have to pay significant sums into these escrow accounts to meet the MSA requirements. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. The Company will, however, receive interest earnings on the invested escrowed amounts.

The Company believes that its existing working capital, together with anticipated earnings from its tobacco-leaf operations and new products, and available funding on existing lines of credit, will be sufficient to meet its liquidity and capital requirements in the near term. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, any escrow obligations it may be required to comply with under the Master Settlement Agreement, the success of the Company's new product development efforts and the other factors described under "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999. (See also "Master Tobacco Settlement Agreement" under Item 2 of this Report.)

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)


3.   Notes payable:

     Notes payable consists of the following:

                                                                                                  2000
                                                                                              ------------
          Loan balance on a $7.5 million revolving line of credit facility secured by the Company's eligible accounts receivables; effective rate of interest at stated rate of prime plus .5% through an initial term
          ending in January 2005.                                                             $ 3,758,182

          Note payable under a $13,200,000 credit facility restricted for the purchase of tobacco curing barns; interest at the stated rate of prime plus 1% payable commencing December 2000; accrued at the effective rate; principal payable in 60 equal monthly installments commencing
          September 2004; collateralized by the Company's curing barns and leaf
          tobacco inventory.                                                                  $13,612,294

          Note payable, bank, due in monthly installments of $3,111, including interest at prime plus 1%, through December 2001; secured by real
          property and guaranteed by certain stockholders.                                    $   255,882

          Term note payable, finance company, due in monthly installments of
          $5,004, including interest at 10.15% through September 2001; secured
          by manufacturing equipment.                                                         $    70,218

          Term note payable, finance company, due in monthly installments of
          $7,262, including interest at 9.31% through October 2001; secured by
          manufacturing equipment.                                                            $   101,618

          Other                                                                               $    22,261
                                                                                              -----------
                                                                                              $17,820,455
          Less current maturities                                                                 213,124
                                                                                              -----------

                                                                                              $17,607,331
                                                                                              ===========

The annual maturities of notes payable are as follows:


                Year ending June 30,
                --------------------
                        2001                            172,408
                        2002                            277,571
                        2005                          6,026,902
                        Thereafter                   11,343,574
                                                    -----------

                                                    $17,820,455
                                                    ===========

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)


4.   Income tax expense consists of the following:


                         Three Months Ended         Six Months Ended
                           June 30, 2000              June 30, 2000

          Current           $1,384,000                 $2,554,000
          Deferred             206,000                    386,000
                            ----------                 ----------
                             1,590,000                  2,940,000
                            ==========                 ==========


5.   Segment information:

                                                             Segment of Business
                                              ----------------------------------------------

                                                     Three Months Ended June 30, 2000
                                              ----------------------------------------------

                                                Discount
                                                Cigarettes     Tobacco Leaf     Consolidated
                                              ------------    -------------     ------------
          Revenue                             $42,238,508     $         --      $42,238,508
          Cost of sales and excise taxes       30,928,582          614,892       31,543,474
                                              -----------     -----------       -----------
          Gross margin                         11,309,926         (614,892)      10,695,034
                                              -----------     -----------       -----------
          Research and development                      -          575,267          525,267
                                              -----------     -----------       -----------
          Segment assets                      $37,767,417     $ 23,077,751      $57,845,168
                                              ===========     ============      ===========

                                                     Three Months Ended June 30, 1999
                                              ----------------------------------------------

          Revenue                             $15,436,086     $         --      $15,436,086
          Gross margin                          5,016,027               --        5,016,027
          Research and development                247,680               --          247,680


                                                       Six Months Ended June 30, 2000
                                              ---------------------------------------------

                                                Discount
                                                Cigarettes     Tobacco Leaf     Consolidated
                                              -------------   -------------     ------------
          Revenue                             $88,729,443     $    22,207       $88,751,650
          Cost of sales and excise taxes       67,184,959       1,040,238        68,225,197
                                              -----------     -----------       -----------
          Gross margin                         21,544,483      (1,018,031)       20,526,453
                                              -----------     -----------       -----------
          Research and development                     --         678,767           678,767
                                              -----------     -----------       -----------
          Segment assets                      $37,767,417     $23,077,751       $57,845,168
                                              ===========     ===========       ===========

                                                      Six Months Ended June 30,  1999
                                              ---------------------------------------------
          Revenue                             $31,217,552    $       --        $31,217,552
          Gross margin                         10,554,267            --         10,554,267
          Research and development                              365,521            365,521


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General; Recent Developments

     Star Scientific, Inc. and its subsidiary (the "Company") are engaged in:
(1) the development of proprietary scientific technology for the curing of tobacco so as to prevent, retard or significantly reduce the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily, the tobacco specific nitrosamines ("TSNAs"); (2) the development of less toxic smoked tobacco products utilizing StarCure(TM) tobacco with very low levels of TSNAs (measured in parts per billion) which has been cured using the Company's proprietary process; (3) the manufacture and sale of discount cigarettes, with activated charcoal filters, through its wholly-owned subsidiary, Star Tobacco & Pharmaceuticals, Inc. ("ST&P"); (4) the research and development of tobacco cessation products; and (5) the development of smokeless tobacco products utilizing StarCure tobacco with very low levels of TSNAs (measured in parts per billion) which have been cured using the Company's proprietary process.

     In the second quarter and first six months of 2000, the Company's revenues were generated through the sale of discount cigarettes by ST&P. ST&P currently manufactures and sells four brands of discount cigarettes, SPORT(R), MAINSTREET(R), VEGAS(R) and G-SMOKE(R), through approximately 350 tobacco distributors throughout the United States. During the second quarter and first six months of 2000, ST&P's cigarette sales continued to experience substantial sales growth compared to the same periods in 1999.

     In an effort to implement the Company's corporate mission to develop potentially less toxic tobacco products, the Company intends to continue to phase in very low-TSNA StarCure(TM) tobacco, which has been cured through the Company's proprietary process, into ST&P's discount cigarettes. These cigarette brands currently contain approximately 3% of very low TSNA flue-cured tobacco because of current limited availability. The Company has announced plans to launch, before the end of the fourth quarter of 2000, the first very low-TSNA cigarette. This cigarette also will have an activated charcoal filter aimed at reducing the levels of certain vapor phase toxins. The Company has also accelerated the development and manufacturing of a new flagship smokeless tobacco product which will contain exceedingly low to undetectable levels of TSNAs.

     The Company's central focus will continue to be the research and development of products that reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. The Company fully accepts the evidence showing links between smoking tobacco and a variety of diseases and premature death and believes that it is unlikely that the health risks of smoked tobacco can be completely eliminated. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible using available technology. The Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products that deliver less toxins and are less hazardous as is technologically possible, given available technologies. The Company has now demonstrated that the method it has developed for curing flue-cured tobacco using its proprietary process can be scaled up to meet broad commercial needs in the United States and abroad. In the second quarter of 2000, the Company increased its capabilities for curing burley tobacco using its proprietary process in cooperation with The Burley Tobacco Growers Cooperative Association.

     On October 12, 1999, the Company and the Brown & Williamson Tobacco Corporation ("B&W") entered into a supply agreement ("Agreement") under which B&W has agreed to purchase StarCure(TM) tobacco. During the third and fourth quarters of 1999, the Company produced and delivered to B&W approximately 3.5 million pounds of very low-TSNA StarCure(TM) tobacco. These sales accounted for approximately 10% of the Company's consolidated net sales in 1999. The Company expects that in 2000 a minimum of 15 million pounds will be sold to B&W pursuant to the Agreement. The bulk of these sales will occur in the third and fourth quarter of this year resulting in higher revenues in those quarters.

     In each of the years 2000 and 2001, B&W is obligated to purchase from the Company 5 million pounds of Virginia flue-cured StarCure(TM) tobacco that has been cured using the Company's proprietary process; and B&W has an option to purchase 3 million pounds of burley tobacco cured using the same process. B&W also has financed the purchase of 600 of the Company's specially designed curing barns (see "Liquidity and Capital Resources" below).

Master Tobacco Settlement Agreement

     In November 1998, 46 states and several U.S. territories entered into a settlement agreement (the "Master Settlement Agreement" or "MSA") to resolve litigation that had been instituted by them against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a nonparticipating manufacturer, the Company is required to satisfy escrow obligations under statutes which the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called "level playing field" statutes require nonparticipating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such nonparticipating tobacco manufacturers. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. The failure to place such required amounts into escrow could result in penalties and potential restrictions on the Company's ability to sell tobacco products within particular states.

     On April 14, 2000, the Company deposited, on behalf of ST&P and under protest, $11.6 million into escrow accounts, representing ST&P's purported escrow obligations for 1999 cigarette sales. Absent a legal challenge to the state specific statutes or an agreement with respect to the funding of the required escrow accounts, ST&P will be obligated to place in escrow accounts an amount equal to $2.09 per carton for sales of cigarettes occurring in each such state in 2000 and increased amounts per carton in subsequent years. The purported per carton obligation increases to $2.72 in 2001-2002, $3.35 in 2003-2006 and $3.77 thereafter, which may be increased based on the inflation rate. This escrow requirement currently applies to a majority of ST&P's cigarette sales. Based on ST&P's projected increase in sales for future years, ST&P will have to pay significant sums into these escrow accounts. While all funds placed in escrow will continue to be an asset of the Company and the Company will receive the interest income generated by the escrow deposit, as a result of these escrow obligations, a substantial portion of the Company's net income from operations will be unavailable for the Company's use and the amount required to be placed in escrow may exceed the net operating cash flow generated by the Company (see "Liquidity and Capital Resources" below).

     While the Company is engaging in meaningful dialogue with the National Association of Attorneys General ("NAAG") to alleviate the effects of the MSA escrow requirements, the Company's Board of Directors has authorized the Company to prepare a draft complaint for consideration by the Company's Board of Directors and to proceed forward to prosecute what outside trial counsel advises the Company to be meritorious constitutional claims, if an equitable resolution is not effected with NAAG.

Results of Operations

The Company's unaudited condensed consolidated results for the periods ended June 30, 2000 and 1999 are summarized in the following table:

                                            Three Months Ended June 30,        Six Months Ended June 30,
                                                2000            1999              2000            1999
                                                ----            ----              ----            ----
                                            $42,238,508      $15,436,086       $88,751,650     $31,217,552
Net sales                                   -----------      -----------       -----------     -----------
Cost of goods sold                           12,355,654        4,285,304        26,445,052       8,136,190
Excise taxes on products                     19,187,820        6,134,755        41,780,145      12,527,095
                                            -----------      -----------       -----------     -----------
Gross profit                                 10,695,034        5,016,027        20,526,453      10,554,267
                                            -----------      -----------       -----------     -----------
Operating income                              3,463,333        1,008,449         6,818,759       3,942,096
                                            -----------      -----------       -----------     -----------
Net income                                  $ 1,726,913      $   704,951       $ 3,732,775     $ 2,839,889
                                            ===========      ===========       ===========     ===========
Basic income per common share:
Continuing operations                       $      0.03      $      0.01       $      0.06     $      0.05
Net income                                  $      0.03      $      0.01       $      0.06     $      0.05
Diluted income per common share:
Continuing operations                       $      0.03      $      0.01       $      0.06     $      0.05
Net income                                  $      0.03      $      0.01       $      0.06     $      0.05
Basic weighted average shares                58,769,000       57,259,982        58,762,220      33,539,861
 outstanding
Diluted weighted average shares              61,830,738       59,340,931        62,240,681      59,095,820
 outstanding

SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999

     During the second quarter of 2000, the Company's consolidated net sales increased to $42.2 million, reflecting an increase of $26.8 million, or 174% over the comparable 1999 period. This increase was due to an increase in cigarette shipment volume by ST&P and higher pricing, reflecting a January 1, 2000 federal excise tax increase. ST&P's shipment volume during the second quarter of 2000 increased approximately 123% over the comparable 1999 period to
1.1 billion units, reflecting a continued upswing in sales of ST&P's cigarettes as a result of growing the customer base, including sales in additional major retail chains. Excise taxes included in net sales for the second quarter of 2000 increased to $19.2 million from $6.1 million in the comparable 1999 period due to the increased shipment volume and the higher federal excise tax rate. All net sales in the second quarters of 1999 and 2000 were from the sale of cigarettes by ST&P.

     During the second quarter of 2000, the Company's consolidated gross profit increased to $10.7 million, reflecting an increase of $5.7 million over the comparable 1999 period, as increases in net sales of $26.8 million over the comparable 1999 period were partially offset by increased costs of goods sold ($8.1million) and increased excise taxes ($13.1 million). Increased costs of goods sold were primarily related to volume increases for the Discount Cigarette segment, and costs of goods sold for the Tobacco Leaf segment.

     Marketing and distribution expenses, on a consolidated basis, totaled $3.4 million for the second quarter of 2000, an increase of $1.8 million over the comparable 1999 period reflecting a larger sales force and higher promotional expenses. During the second quarter of 2000, due to the costs associated with the MSA and other changes occurring in the market, the Company decided to focus its sales force in regions with the greatest potential for profit and downsized its sales staff and allied administrative support in states that enacted the state-specific statutes mandated by the MSA.

     General and administrative expenses, on a consolidated basis, totaled $3.3 million for the second quarter of 2000, an increase of $1.1 million over the comparable 1999 period, attributable primarily to expenses associated with the expansion of the warehouse facilities in Chase City, Virginia and associated costs in maintaining executive, marketing, sales and administrative offices in Chester, Virginia, higher personnel costs associated with the Company's fulfillment of its compliance obligations as a publicly-held company, pursuance of its legal and public health strategies in the legislative, regulatory and executive agency arenas, its technical recruitment efforts, expansion of its Scientific Advisory Board and increased scientific consulting.

     Increased interest income in the second quarter of 2000 reflects interest on higher cash balances on hand, generated by the Company's $11.6 million deposit into its MSA Escrow Fund and the improved operating results. Interest expense for the second quarter was the result of the credit facility from B&W that is being used for the purchase of tobacco curing barns and borrowings from the Company's revolving line of credit used to cover periodic working capital needs.

     Higher income tax expense for the second quarter of 2000 compared to the second quarter of 1999 reflects higher income and the use of net operating loss carryover from 1998 to lower the Company's 1999 income tax expense.

     Consolidated net income of $1.7 million for the second quarter of 2000 was up 145% from the $0.7 million reported in the comparable 1999 period. In the second quarter of 2000, the Company had basic and diluted earnings per share equal to $.03 per share versus basic and diluted earnings per share of $.01 in the second quarter of 1999. The increase in earnings per share reflects increased earnings partially offset by an increase in the weighted average shares outstanding.

FIRST SIX MONTHS 2000 COMPARED WITH FIRST SIX MONTHS 1999

     During the first six months of 2000, the Company's consolidated net sales increased to $88.8 million, reflecting an increase of $57.5 million, or 184% over the comparable 1999 period. This increase was due to an increase in cigarette shipment volume by ST&P and higher pricing, reflecting a January 1, 2000 federal excise tax increase. ST&P's shipment volume during the first six months of 2000 increased approximately 165% over the comparable 1999 period to
2.5 billion units, reflecting a continued upswing in sales of ST&P's cigarettes as a result of growing the customer base, including sales to additional major retail chains. Excise taxes included in net sales for the first six months of 2000 increased to $41.8 million from $12.5 million in the comparable 1999 period due to the increased shipment volume and the higher federal excise tax rate. All net sales in the first six months of 1999 and 2000 were from the sale of cigarettes by ST&P. The Company anticipates sales of very low-TSNA tobacco to B&W in the third and fourth quarters of 2000.

     During the first six months of 2000, the Company's consolidated gross profit increased to $20.5 million, reflecting an increase of $10.0 million over the comparable 1999 period, as increases in net sales of $57.5 million over the comparable 1999 period were partially offset by increased costs of goods sold ($18.3 million) and increased excise taxes ($29.3 million). Increased costs of goods sold were primarily related to volume increases for the Discount Cigarette segment, and costs of goods sold for the Tobacco Leaf segment.

     Marketing and distribution expenses, on a consolidated basis, totaled $6.8 million for the first six months of 2000, an increase of $ 3.8 million over the comparable 1999 period, reflecting a larger sales force and higher promotional expenses.

     General and administrative expenses, on a consolidated basis, totaled $6.2 million for the first six months of 2000, an increase of $ 3.0 million over the comparable 1999 period, attributable primarily to expenses related to the relocation of its executive, marketing, sales and administrative offices to Chester, Virginia, expansion of the warehouse facilities in Chase City, Virginia and associated costs in maintaining that facility, higher personnel costs associated with the Company's fulfillment of its compliance obligations as a publicly-held company, pursuance of its legal and public health strategies in the legislative, regulatory and executive agency arenas, its technical recruitment efforts, expansion of its Scientific Advisory Board and increased scientific consulting.

     Increased interest income in the first six months of 2000 reflects interest on higher cash balances on hand, generated by the Company's $11.6 million deposit into its MSA Escrow Fund and the improved operating results. Increased interest expense for the first six months was the result of the credit facility from B&W that is being used for the purchase of tobacco curing barns and borrowings from the Company's revolving line of credit used to cover periodic working capital needs.

     Higher income tax expense for the first six months of 2000 compared to the first six months of 1999 reflects higher income and the use of net operating loss carryover from 1998 to lower the Company's 1999 income tax expense.

     Consolidated net income of $3.7 million for the first six months of 2000 was up 31% from the $2.8 million reported in the comparable 1999 period. In the first six months of 2000, the Company had basic and diluted earnings per share equal to $.06 per share versus basic and diluted earnings per share of $.08 and $.05 per share, respectively, in the first six months of 1999 The increase in earnings per share reflects increased earnings partially offset by an increase in the weighted average shares outstanding. The increase in the basic weighted average shares outstanding in the first six months of 2000 versus the comparable 1999 period is due primarily to the conversion of the Company's Class B Preferred Stock into shares of the Company's Common Stock.

Liquidity and Capital Resources

     In the first six months of 2000, $5.6 million of cash was provided by operating activities due primarily to increased sales levels and an increase in customer deposits.

     During the first six months of 2000, the Company incurred $12.1 million in capital expenditures, virtually all of it as part of the StarCure barn production program with the Powell Manufacturing Company. To date, approximately 1,000 barns for flue-cured and burley tobacco have already been manufactured and delivered.

     B&W agreed to loan the Company capital necessary to finance the purchase of curing barns in the form of a $13.2 million long-term credit facility restricted for the purchase of tobacco curing barns. At June 30, 2000, the Company had borrowed the entire $13.2 million under this facility. Interest accrues on this credit facility at prime plus 1% and is payable monthly commencing in December 2000. Principal is payable in 60 equal monthly installments commencing September 2004. The credit facility is non-recourse to the Company, but is collateralized by the Company's curing barns and leaf tobacco inventory.

     Subsequent to the end of the fiscal year ended December 31, 1999, the Company negotiated a revolving line of credit facility with a new working capital lender in the amount of $7.5 million, which is collateralized by accounts receivable from its cigarette business,. The Company has borrowings of $3.8 million under this credit facility at June 30, 2000.

     The Company believes that its existing working capital, together with anticipated earnings from its tobacco-leaf operations and new products, and available funding on existing lines of credit will be sufficient to meet its liquidity and capital requirements in the near term. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, any escrow obligations it may be required to comply with under the Master Settlement Agreement, the success of the Company's new product development efforts and the other factors described under "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999. See also "Master Tobacco Settlement Agreement" above.

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

                                                     STAR SCIENTIFIC, INC.


Date: August 14, 2000                              /s/ Christopher G. Miller
                                                 -----------------------------
                                                    Authorized Signatory and
                                                 Acting Chief Financial Officer