Form 10-Q
period 2000-09-30
STAR SCIENTIFIC INC
filed 2000-11-14
CIK 776008

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ____________________

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                                 (804) 530-0535
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                               ----        ----

At September 30, 2000, there were 59,741,460 shares outstanding of the Registrant's common stock, par value $.01 per share.

                                Table of Contents

                                                                                                 Page
PART I  -  FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Condensed Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
                   and December 31, 1999                                                          1

                   Condensed Consolidated Statements of Operations for the three months and
                   nine months ended September 30, 2000 and 1999 (Unaudited)                      2

                   Condensed Consolidated Statements of Cash Flows for the nine months ended
                   September 30, 2000 and 1999 (Unaudited)                                        3

                   Notes to Condensed Consolidated Financial Statements                           4

           Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                          7

PART II -  OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K                                              14

           Signatures                                                                            15

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30,         December 31,
                                                          2000                  1999
                                                     -------------         -------------
                                                       (Unaudited)
ASSETS
------

Current assets:
   Cash and cash equivalents                         $   6,555,669         $  17,205,248
   Accounts receivable, trade                            6,785,309             3,599,965
   Inventories                                           8,971,682             3,570,609
Prepaid expenses and other current
     assets                                                546,332               338,790
Deferred tax asset                                          21,000             2,303,000
                                                     -------------         -------------

Total current assets                                    22,879,992            27,017,612

Property, plant and equipment, net                      26,208,258            10,974,029
MSA Escrow Fund                                         11,605,155                     -
Intangibles, net of accumulated
   amortization                                            324,337               338,043
Other assets                                               129,285               296,263
Deferred tax asset                                               -                83,000
Deposits on property and equipment                       1,270,704                     -
                                                     -------------         -------------

                                                     $  62,417,731         $  38,708,947
                                                     =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

   Current maturities of notes payable               $   5,074,557       $       275,000
   Accounts payable, trade                               3,867,754             3,492,755
   Federal excise taxes payable                            965,000             1,476,524
Accrued expenses                                         4,220,170             1,442,521
   Income taxes payable                                    527,000             6,198,000
   Customer deposit                                              -             6,000,000
                                                     -------------         -------------

Total current liabilities                               14,654,481            18,884,800

Notes payable, less current maturities                  25,023,939             7,504,679
Deferred tax liability                                     610,000                     -
                                                     -------------         -------------

Total liabilities                                       40,288,420            26,389,479
                                                     -------------         -------------

Commitments and contingencies                                    -                     -

Stockholders' equity:
   Common stockA                                           597,416               587,493
   Preferred stockB                                              -                     -
   Additional paid-in capital                           12,811,168            10,631,875
   Retained earnings                                    12,608,533             4,187,906
   Notes receivable, officers                           (3,887,806)           (3,087,806)
                                                     -------------         -------------

Total stockholders' equity                              22,129,311            12,319,468
                                                     -------------         -------------

                                                       $62,417,731           $38,708,947
                                                     =============         =============

A    $.01 par value, 100,000,000 shares authorized, 59,741,460 and 58,749,200 shares issued and outstanding 2000 and 1999, respectively

B Series B, convertible; $.01 par value 15,000 shares authorized and none outstanding

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                             Three Months Ended September 30,       Nine Months Ended September 30,
                                                  2000               1999                 2000              1999
                                                  ----               ----                 ----              ----
Net sales                                     $75,600,259        $27,700,054         $164,351,909       $58,917,606
                                              -----------        -----------         ------------       -----------

Less:
 Cost of goods sold                            40,393,312          9,236,341           66,838,364        17,372,531
 Excise taxes on products                      19,656,607          8,972,076           61,436,752        21,499,171
                                              -----------        -----------         ------------       -----------
Gross profit                                   15,550,340          9,491,637           36,076,793        20,045,904
                                              -----------        -----------         ------------       -----------
Operating expenses:
 Marketing and distribution expenses            3,835,940          1,563,316           10,625,058         4,544,895
 General and administrative expenses            3,492,295          3,145,548            9,732,103         6,410,619
 Research and development                         525,891            101,910            1,204,659           467,431
                                              -----------        -----------         ------------       -----------
Total operating expenses                        7,854,126          4,810,774           21,561,820        11,422,945
                                              -----------        -----------         ------------       -----------
Operating income                                7,696,214          4,680,863           14,514,973         8,622,959
                                              -----------        -----------         ------------       -----------
Other (income) expenses:
 Interest expense (net of interest income)         98,991            (57,076)             219,050           (18,833)
 Other                                                                                                      (11,040)
                                                                                                        -----------
 Income from continuing operations before       7,597,223          4,737,939           14,269,998         8,652,832
 income taxes
 Income tax expense                             2,910,000          1,331,000            5,850,000         2,406,000
                                              -----------        -----------         ------------       -----------
Net income                                    $ 4,687,223        $ 3,406,939         $  8,420,628       $ 6,246,832
                                              ===========        ===========         ============       ===========
Basic income per common share:
Net income                                          $0.08              $0.06                $0.14             $0.15
Diluted income per common share:
Net income                                          $0.08              $0.06                $0.14             $0.11
Weighted average shares outstanding            58,769,140         57,870,048           58,764,488        41,649,923
Diluted weighted average shares outstanding    61,531,427         59,991,198           61,024,855        59,195,614

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                    2000                  1999
                                                                             ------------------    ------------------
                                                                                 (Unaudited)           (Unaudited)
Operating activities:
   Net income                                                                $       8,420,628      $      6,246,832
   Adjustments to reconcile net income
       to net cash provided by
       operating activities:
     Depreciation and amortization                                                   1,730,391               569,802
     Deferred income taxes                                                         (2,696,000)
     Stock-based compensation expense                                                  209,696               414,675
     Increase (decrease) in cash resulting from changes in:

        Current assets                                                               (8,793,960)          (1,964,828)
        Current liabilities                                                           3,465,063            1,977,475
        Other assets                                                                          -             (513,700)
                                                                             ------------------    ------------------

Net cash provided by (used in) operating activities                                   2,335,818            6,730,256
                                                                             ------------------    ------------------

Investing activities:
   Collections of notes receivable                                                                           (28,444)
   Purchases of property, plant and equipment                                      (16,783,936)           (5,459,838)
   Deposits on property and equipment                                               (1,270,704)                    -
   Advances to related parties                                                        (800,000)                    -
                                                                             ------------------    ------------------

Net cash used in investing activities                                              (18,854,640)           (5,488,282)
                                                                             ------------------    ------------------

Financing activities:
   Proceeds from notes payable                                                       21,950,000                    -
   Payments on notes payable                                                          (455,122)             (226,604)
   Proceeds from sale of stock                                                       1,979,520
   Customer deposit                                                                 (6,000,000)                    -
                                                                             ------------------    ------------------

Net cash provided by financing activities                                           17,474,398              (226,604)
                                                                             ------------------    ------------------

MSA escrow fund                                                                    (11,605,155)                    -
                                                                             ------------------    ------------------

Increase (Decrease) in cash and cash
   Equivalents                                                                     (10,649,579)            1,015,370

Cash and cash equivalents,
   beginning of period                                                              17,205,248               102,695
                                                                             ------------------    ------------------

Cash and cash equivalents,
   end of period                                                             $       6,555,669     $       1,118,065
                                                                             ==================    ==================

Supplemental disclosure of cash flow
   information:
   Cash paid during the year for:
        Interest                                                             $         716,731     $          65,875
                                                                             ==================    ==================
        Income taxes                                                         $       8,958,000     $         385,000
                                                                             ==================    ==================

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Accounting Policies:

The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1999.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results for a full year.

Star Scientific, Inc. ("Star") and its wholly-owned subsidiary, Star Tobacco & Pharmaceuticals, Inc. ("ST&P" and together with Star, the "Company") generated net income for all periods presented. Diluted earnings per share assumes conversion of outstanding common stock options and warrants.

Change in Accounting Method

The Company has changed its method of depreciating the tobacco processing barns. Effective July 1, 2000, the barns have been depreciated using the units of production method. This method was adopted because it more accurately matches revenues with expenses for the Company's seasonal leaf production segment and provides fairer presentation of the financial statements. This change did not have a material effect on the Company's results of operations for the three and nine months ended September 30, 2000 and 1999.


2.     Obligations under Master Settlement Agreement- MSA Escrow Fund:

In November 1998, 46 states and several U.S. territories entered into a settlement agreement to resolve litigation that had been instituted by them against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement ("MSA"). Nonparticipating manufacturers are required to fund escrow accounts pursuant to the MSA based on the volume of cigarette sales into States that are participating members of the MSA.

In April 2000, Star, on behalf of ST&P, deposited into escrow $11.6 million to fund its purported escrow obligations, with respect to sales volume in 1999, under the MSA and specific state statutes that were passed by states that are participating members of the MSA. The so-called "level playing field" statutes require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states. In the foreseeable future, the Company expects that a material portion of its sales will continue to be subject to such purported escrow obligations. To date no states have filed suits against the Company to compel any payments under the MSA and state statutes. In fact, there are no pending lawsuits against the Company in any state or federal court. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. The Company does, however, continue to receive interest earnings on the invested escrowed amounts.

The Company believes that its existing working capital, together with anticipated earnings from its tobacco-leaf operations and available funding on existing lines of credit, will be sufficient to meet its liquidity and capital requirements in the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, any escrow obligations the Company may be required to comply with under the MSA, the success of the Company's new product development efforts and the other factors described under "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

3. Notes payable:

   Notes payable consists of the following:

                                                                                                 2000
                                                                                             ------------

     Note payable under a $13,200,000 credit facility restricted for the purchase of tobacco curing barns; interest at the stated rate of prime plus
     1% payable commencing December 2000; accrued at the effective rate;
     principal payable in 60 equal monthly installments commencing September
     2004; collateralized by the Company's curing barns, leaf tobacco inventory
     and intellectual property.                                                               $13,837,241

     Note payable, due December 2001, with principal reductions made available by delivery of flue-cured green tobacco in 2001; interest at the stated
     rate of prime plus 1%; collateralized by the Company's curing barns, leaf
     tobacco inventory and intellectual property.                                              11,129,739

     Note payable, due August 2001, interest at the stated rate of prime plus
     1%; collateralized by the Company's curing barns, leaf tobacco inventory
     and intellectual property.                                                                 5,006,959

     Term note payable, finance company, due in monthly installments of $7,262, including interest at 9.31% through October 2001; secured by manufacturing
     equipment.                                                                                    89,479

     Other                                                                                         35,078
                                                                                              -----------
                                                                                               30,098,496
     Less current maturities of notes payable                                                   5,074,557
                                                                                              -----------

     Notes payable, less current maturities                                                   $25,023,939
                                                                                              ===========

The annual maturities of notes payable are as follows:

                         Year ending September 30,
                       ------------------------------
                                  2001                                                          5,074,557
                                  2002                                                         11,219,218
                                  2005                                                          2,767,448
                                  Thereafter                                                   11,037,273
                                                                                        -----------------
                                                                                              $30,098,496
                                                                                        =================

4.          Income tax expense consists of the following:

                                                           Three Months                Nine Months
                                                               Ended                       Ended
                                                          September 30, 2000         September 30, 2000
                                                          ------------------         ------------------
            Current                                         $     321,000              $    2,875,000
            Deferred                                            2,589,000                   2,975,000
                                                            -------------              --------------
                                                            $   2,910,000              $    5,850,000
                                                            =============              ==============


5.          Segment information:

                                                                              Segment of Business
                                            ---------------------------------------------------------------------------------------

                                                                      Three months ended September 30, 2000
                                            ---------------------------------------------------------------------------------------

                                                    Discount
                                                   Cigarettes                     Tobacco Leaf                   Consolidated
            Revenue                         $             42,468,355      $                33,131,904      $             75,600,259
            Cost of sales and excise taxes                32,286,106                       27,763,813                    60,049,919
                                            ------------------------      ---------------------------      ------------------------
            Gross margin                                  10,182,249                        5,368,091                    15,550,340
                                            ------------------------      ---------------------------      ------------------------
            Research and development                              -                          525,891                        525,891
                                            ------------------------      ---------------------------      ------------------------
            Segment assets                  $             29,621,274      $                32,796,457      $             62,417,731
                                            ========================      ===========================      ========================

                                                                      Three months ended September 30, 1999
                                            ---------------------------------------------------------------------------------------

            Revenue                         $             27,700,054      $                        -       $             27,700,054
            Cost of sales and excise taxes                18,208,417                               -                     18,208,417
                                            ------------------------      ---------------------------      ------------------------
            Gross margin                                   9,491,637                               -                      9,491,637
                                            ------------------------      ---------------------------      ------------------------
            Research and development                         101,910                               -                        101,910
                                            ------------------------      ---------------------------      ------------------------
            Segment assets                  $             12,847,531      $                        -       $             12,847,531
                                            ========================      ===========================      ========================


                                                                               Segment of Business
                                            ---------------------------------------------------------------------------------------

                                                                      Nine months ended September 30, 2000
                                            ---------------------------------------------------------------------------------------

                                                   Discount
                                                   Cigarettes                     Tobacco Leaf                   Consolidated

            Revenue                         $            131,197,798      $                33,154,111      $            164,351,909
            Cost of sales and excise taxes                99,471,066                       28,804,050                   128,275,116
                                            ------------------------      ---------------------------      ------------------------
            Gross margin                                  31,726,732                        4,350,061                    36,076,793
                                            ------------------------      ---------------------------      ------------------------
            Research and development                              -                         1,204,659                     1,204,659
                                            ------------------------      ---------------------------      ------------------------
            Segment assets                  $             29,621,274      $                32,796,457      $             62,417,731
                                            ========================      ===========================      ========================

                                                                    Nine months ended September 30, 1999
                                            ---------------------------------------------------------------------------------------

            Revenue                         $             58,917,606      $                        -       $             58,917,606
            Cost of sales and excise taxes                38,871,702                               -                     38,871,702
                                            ------------------------      ---------------------------      ------------------------
            Gross margin                                  20,045,904                               -                     20,045,904
                                            ------------------------      ---------------------------      ------------------------
            Research and development                         467,431                               -                        467,431
                                            ------------------------      ---------------------------      ------------------------
            Segment assets                  $             12,847,531      $                        -       $             12,847,531
                                            ========================      ===========================      ========================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General; Recent Developments

     Star Scientific, Inc. ("Star") and its wholly-owned subsidiary, Star Tobacco & Pharmaceuticals, Inc. ("ST&P" and together with Star, the "Company") are engaged in: (1) the development of proprietary scientific technology for the curing of tobacco so as to prevent, retard or significantly reduce the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily, the tobacco specific nitrosamines ("TSNAs"); (2) the development of tobacco products that deliver substantially less carcinogenic toxins, namely TSNAs, along with enlarged health warnings and comparative content information so that adult tobacco consumers will have the option to make informed choices about the use of tobacco products which pose a range of health related risks (the TSNA levels in the Company's tobacco products will continue to be substantially reduced to very low levels, measured in parts per billion, using its proprietary curing process); (3) the manufacture and sale of four discount cigarette brands which contain only a small portion of very low-TSNA StarCure(TM) tobacco (only because of Star's initial limited supply and its existing contractual delivery requirements of millions of pounds of very low-TSNA tobacco to Brown & Williamson Tobacco Corporation, as the Company remains committed to increase the percentage of very low-TSNA tobacco in its discount products as its supply of very low-TSNA tobacco increases in the next two growing seasons); (4) the development of very low nitrosamine ("VLN") smokeless tobacco products, i.e., moist snuff and hard snuff tobacco, using its proprietary process to produce cured tobacco with very low levels of carcinogenic TSNAs; and (5) the research and continued development of smoking cessation products, hopefully with a co-venturer or major company with significant resources, and/or an experienced scientific and regulatory infrastructure so as to assist and accelerate the Food and Drug Administration's New Drug Application regulatory process necessary for market entry.

     Throughout the year 2000, sales of ST&P's four discount cigarette brands continued to be strong, while the Company established record revenues from sales of its StarCure(TM) flue-cured tobacco leaf utilizing its proprietary curing process as part of its expanded farmers' barn program. Simultaneously, ST&P restructured and repositioned its sales force so as to maximize future profits from cigarette sales and minimize the adverse cash flow impact of the purported MSA escrow obligations. This new sales and marketing approach has allowed ST&P to achieve record cigarette sales growth compared with the 1999 third quarter. The Company's StarCure TM leaf sales were achieved through the October 12, 1999 supply agreement with Brown & Williamson Tobacco Corporation ("B&W"). During the third quarter, the Company sold approximately 12.9 million pounds of StarCure(TM) tobacco to B&W. It is anticipated that a total of approximately
18.6 million pounds of flue-cured tobacco processed using the Company's proprietary curing method will be sold to B&W during this year's growing season, all of which will have been received and processed at Star's newly expanded processing center in Chase City, Virginia.

     B&W is obligated to purchase from the Company 5 million pounds of Virginia flue-cured StarCure TM in 2001; and B&W has an option to purchase 3 million pounds of burley tobacco cured using the Company's proprietary process. It is anticipated that B&W will continue to purchase amounts of StarCure(TM) tobacco in excess of its contractual obligations.

     On October 2, 2000, the Company announced that it began a limited test market (Richmond, Virginia and Lexington, Kentucky) of what it believes is the first very low-TSNA cigarette, called Advance(R), manufactured to deliver less cancer causing TSNAs along with a special activated charcoal/acetate filter which reduces additional toxic smoke constituents. The Company believes that Advance(R) is the first premium cigarette to have enhanced health warnings prominently displayed on the entire back of the pack with an attached "instructional package onsert" with comparative toxic content disclosure. Additionally, in an effort to implement the Company's corporate mission to develop potentially less toxic tobacco products, the Company intends to increasingly phase its very low-TSNA tobacco, which has been cured through its proprietary process, into ST&P's discount cigarettes which currently contain approximately 3% of the StarCureTM tobacco. The Company has also accelerated the development of its VLN smokeless tobacco products with the expectation to begin manufacturing in 2001.

     On October 24, 2000, the Company announced it had been issued what it believes to be the first U.S. patent for tobacco products made from tobacco having very low levels of TSNAs.

     The Company's central focus will continue to be the research and development of products that reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. The Company fully accepts the evidence showing links between smoking tobacco and a variety of diseases and premature death and believes that it is unlikely that the health risks of smoked tobacco can be completely eliminated. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible given available technologies. The Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products that are as less hazardous as is technologically possible. The Company believes it has the technology to reduce TSNAs to the lowest levels and has demonstrated that the method it has developed for curing tobacco using its proprietary process, can be scaled up to meet broad commercial needs in the United States and abroad.


Master Tobacco Settlement Agreement

     In November 1998, 46 states and several U.S. territories entered into a settlement agreement (the "Master Settlement Agreement" or "MSA") to resolve litigation that had been instituted by them against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the MSA for a range of reasons previously set forth in its filings with the Securities and Exchange Commission. As a nonparticipating manufacturer, the Company is required to satisfy escrow obligations under statutes which the MSA required participating states to pass, if they were to receive the full benefits of the settlement. The so-called "level playing field" statutes require nonparticipating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such nonparticipating tobacco manufacturers. Absent a legal challenge to the state specific statutes or an agreement with respect to the funding of the required escrow accounts, beginning April 2000 and annually thereafter the Company is purportedly obligated to place an amount equal to $2.09 per carton for 2000, and increased amounts per carton for subsequent years ($2.72 in 2001-2002, $3.35 in 2003-2006 and $3.77 thereafter), in escrow accounts, for sales of cigarettes occurring in the prior year in each such state after the effective date of each state specific statute. An inflation adjustment is also added to these deposits at the higher of 3% or the Consumer Price Index each year. In April 2000, Star, on behalf of ST&P, deposited into escrow $11.6 million to fund the Company's purported escrow obligations under the MSA in respect of 1999 sales. In the foreseeable future, the Company expects that a material portion of its cigarette sales will continue to be subject to such purported escrow obligations. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. The failure to place such required amounts into escrow could result in penalties and potential restrictions on the Company's ability to sell tobacco products within particular states. Because of the escrow requirement, for the foreseeable future, a substantial portion of the Company's net income from operations will be unavailable for the Company's use and the amount required to be placed in escrow may exceed the net operating cash flow generated by the Company (See Liquidity and Capital Resources). In the first quarter of 2000, the Company's Board of Directors authorized the Company to deposit the escrow obligations for 1999 under protest and to prepare a draft complaint for consideration by the Company's Board of Directors. A complaint has been prepared by three law firms highly respected for their trial court experience. The funds placed in escrow continue to be an asset of the Company and the Company receives the interest income generated by the escrow deposit.

Results of Operations

The Company's unaudited condensed consolidated results for the periods ended September 30, 2000 and 1999 are summarized in the following table:

                              Three Months Ended September 30,  Nine Months
                                Ended September 30,

                                                              2000        1999         2000          1999
                                                              ----        ----         ----          ----
Net sales                                                 $75,600,259  $27,700,054  $164,351,909  $58,917,606
                                                          -----------  -----------  ------------  -----------
Cost of goods sold                                         40,393,312    9,236,341    66,838,364   17,372,531
Excise taxes on products                                   19,656,607    8,972,076    61,436,752   21,499,171
                                                          -----------  -----------  ------------  -----------
Gross profit                                               15,550,340    9,491,637    36,076,793   20,045,904
                                                          -----------  -----------  ------------  -----------
Operating income (loss)                                     4,687,223    3,406,939     8,420,628    6,246,832
                                                          -----------  -----------  ------------  -----------
Net income (loss)                                         $ 4,687,223  $ 3,406,939  $  8,420,628  $ 6,246,832
                                                          ===========  ===========  ============  ===========
Basic income per common share:
Net income                                                $      0.08  $      0.06  $       0.14  $      0.15
Diluted income per common share:
Net income                                                $      0.08  $      0.06  $       0.14  $      0.11
Weighted average shares outstanding                        58,769,140   57,870,048    58,764,488   41,649,923
Diluted weighted average shares outstanding                61,531,427   59,991,198    61,024,855   59,195,614

THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999

     During the third quarter of 2000, the Company's net sales increased to $75.6 million, reflecting an increase of $47.9 million, or 173% over the comparable 1999 period. This increase was primarily due to the Company's sale of 12.9 million pounds of StarCureTM tobacco leaf to B&W. In addition to $33.1 million in leaf sales, ST&P's cigarette sales increased to $42.5 million in the third quarter of 2000 from $14.8 million in the third quarter of 1999. This increase was due to increased cigarette shipment volume by ST&P and higher pricing, reflecting a January 1, 2000 federal excise tax increase from $0.24 per pack to $0.34 per pack. ST&P's shipment volume during the third quarter of 2000 increased approximately 56% over the comparable 1999 period to 1.2 billion units. ST&P's excise taxes for the third quarter 2000 increased to $19.6 million from $8.9 million for the comparable 1999 period. All net sales in the third quarter of 1999 were from the sale of cigarettes by ST&P.

     During the third quarter of 2000, the Company's gross profit increased to $15.5 million, reflecting an increase of $6.1 million over the comparable 1999 period, as increases in net sales of $47.9 million, were partially offset by increases in cost of goods sold of $31.1 million and increases in excise taxes of $10.7 million. Increases in cost of goods sold primarily related to volume increases for both cigarettes and StarCureTM tobacco leaf.

     Marketing and distribution expenses totaled $3.8 million for the third quarter of 2000, an increase of $2.3 million over the comparable 1999 period reflecting a larger sales force and higher promotional expenses. Sales and marketing efforts by ST&P are higher than the 1999 comparable period, but have been and will be strategically focused on regions with the highest profit and cash flow opportunities.

     Increased research and development costs in the third quarter of 2000 compared to the third quarter of 1999 reflects the Company's continued focus on researching and developing products that reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. The Company plans to release two smokeless tobaccco products under a VLN (very low nitrosarine) brand concept, a hard tobacco product and a moist snuff product, the latter of which is anticipated to be introduced into the market in early 2001.

     Higher net interest expense in the third quarter of 2000 was the result of interest expense from the credit facility with B&W, that is being used for the purchase of tobacco curing barns, and additional borrowings by the Company used to cover periodic working capital needs, partially offset by interest income generated by the Company's deposit into its MSA Escrow Fund.

     Higher income tax expense for the third quarter of 2000 reflects higher income and the use of net operating loss carryover from 1998 to lower the Company's 1999 income tax expense.

     Net income of $4.6 million for third quarter 2000 is an increase of 35% from the $3.4 million reported in the comparable 1999 period. In the third quarter 2000, the Company had basic and diluted earnings per share of $0.08 compared to basic and diluted per share earnings of $0.06 in the comparable 1999 period. This increase in earnings per share reflects the increase in net income for third quarter 2000, partially offset by an increase in the weighted average number of shares outstanding primarily due to the effect given to the exercise of warrants in the third quarters of both 1999 and 2000.


FIRST NINE MONTHS 2000 COMPARED WITH FIRST NINE MONTHS 1999

     During the first nine months of 2000, the Company's net sales increased to $164.3 million, reflecting an increase of $105.4 million, or 179% over the comparable 1999 period. All net sales in the first nine months of 1999 were from the sale of cigarettes by ST&P while sales in the first nine months of 2000 reflect an increase in cigarette sales volume and the sale of StarCure(TM) leaf tobacco to B&W. ST&P's shipment volume during the first nine months of 2000 increased 125% over the comparable 1999 period from 1.6 billion units to 3.6 billion units. Excise taxes included in net sales for the first nine months of 2000 increased to $61.4 million from $21.4 million in the comparable 1999 period due to the increased shipment volume and higher federal excise tax rate.

     During the first nine months of 2000, the Company's gross profit increased to $36.1 million, reflecting an increase of $16.0 million over the comparable 1999 period, as increases in net sales of $105.4 million, were partially offset by increased cost of goods sold ($49.5 million) and increased excise taxes ($39.9 million). Increases in cost of goods sold primarily related to volume increases for both cigarettes and StarCureTM tobacco leaf.

     Marketing and distribution expenses totaled $10.6 million for the first nine months of 2000, an increase of $6.1 million over the comparable 1999 period. This increase reflects the expansion of the sales force and marketing efforts, which are consistent with increased cigarette sales volume from the comparable 1999 period.

     General and administrative expenses totaled $9.7 million for the first nine months of 2000, an increase of $3.3 million over the comparable 1999 period. This increase was attributable primarily to expenses related to the relocation of the Company's executive, marketing, sales and administrative offices to Chester, Virginia, expansion of the warehouse facility in Chase City, Virginia and associated costs in operating and maintaining these facilities, as well as the expansion of the Company's scientific, medical and public health consultants and advisors who continue to assist senior management in carrying out several of the suggestions that Star has received from its independent Scientific Advisory Board.

     Research and development expenses increased from $0.4 million for the first nine months of 1999 to $1.2 million for the comparable period in 2000. This increase reflects the development of the proprietary low nitrosamine curing process for burley tobacco, as well as development of two smokeless tobacco products nitrosanive under a VLN (very low nitrosarie) brand concept, a hard tobacco product and a moist snuff product, the latter of which is anticipated to be introduced into the market in early 2001.

     Higher net interest expense in the first nine months of 2000 was the result of interest expense from the credit facility from B&W, that is being used for the purchase of tobacco curing barns, and additional borrowings by the Company used to cover periodic working capital needs, partially offset by interest income generated by the Company's deposit into its MSA Escrow Fund.

     Higher income tax expense for the first nine months of 2000 reflects higher income and the use of net operating loss carryover from 1998 to lower the Company's 1999 income tax expense.

     Net income of $8.4 million for the first nine months of 2000 increased 35% from the $6.2 million reported in the comparable 1999 period. In the first nine months of 2000, the Company had basic and diluted earnings per share of $0.14 per share versus basic and diluted earnings per share of $0.15 and $0.11 per share, respectively, in the first nine months of 1999. These per share earnings reflect an increase in net income and an increase in the weighted average shares outstanding. The increase in the weighted average shares outstanding is primarily due to the conversion of the Company's Class B Preferred Stock into shares of the Company's Common Stock..

Liquidity and Capital Resources

     In the first nine months of 2000, $2.3 million of cash was provided by operating activities due primarily to positive cash flow effects of cigarette and leaf sales in the third quarter partially offset by an investment in working capital.

     During the first nine months of 2000, the Company incurred $16.8 million in capital expenditures, virtually all of it as part of the StarCure(TM) barn production program relating to the exclusive contractual arrangement between the Company and Powell Manufacturing Company, the largest barn manufacturer in the United States. Approximately 1,100 of these barns have already been manufactured. The Company has also finalized arrangements and provided deposits of $1.3 million for a lease of manufacturing equipment, with a cost of $3.1 million, relating to the new smokeless tobacco products.

     In 1999, B&W and the Company entered into a loan agreement ("Loan Agreement"). Under this Loan Agreement, B&W agreed to loan the Company capital necessary to finance the purchase of curing barns in the form of a $13.2 million long-term credit facility restricted for the purchase of tobacco curing barns. The Company has borrowed the entire $13.2 million under this credit facility. Interest accrues on this credit facility at prime plus 1% commencing December 2000 and is payable monthly. Principal is payable in 60 equal monthly installments commencing September 2004. The Company may borrow up to an additional $8.8 million to finance the purchase of curing barns subject to certain conditions.

     On August 21, 2000, the Company and ST&P entered into a second loan agreement ("Restated Loan Agreement") with B&W to restate the terms of the Loan Agreement with B&W. In connection with the Restated Loan Agreement, B&W advanced an additional $11 million to the Company. The principal balance of this note will be reduced by deliveries by the Company to B&W of StarCure flue-cured tobacco from the year 2001 flue-cured tobacco crop. If the required StarCure flue-cured tobacco deliveries are not made by December 2001, then the outstanding principal will be payable on demand. Any outstanding principal on this advance after December 31, 2001 will bear interest at prime plus 1%. Additionally, under the Restated Loan Agreement, B&W agreed to make a working capital loan of approximately $4.9 million to ST&P due August 2001 at prime plus 1%. Under the Restated Loan Agreement, B&W was granted a first priority security interest in the Company's curing barns and leaf inventory and the Company's and ST&P's respective intellectual property as collateral for all of the loans and advances from B&W. In addition, the Company and ST&P have each guaranteed the payment of the other's obligations.

     In the third quarter of 2000, all of the holders of previously issued stock warrants exercised such stock warrants for 977,280 shares of common stock, generating $2.0 million in new stockholders' equity for the Company.

     The Company has a working capital line of credit with a financial institution, which is collateralized by accounts receivable from its cigarette business, in the amount of $7.5 million. The Company had no borrowings under this credit facility at September 30, 2000.

     In April 2000, Star, on behalf of ST&P, deposited into escrow $11.6 million to fund the Company's purported escrow obligations under the Master Settlement Agreement with respect to sales volume in 1999. In the foreseeable future, the Company expects that a material portion of its cigarette sales will continue to be subject to such purported escrow obligations. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis.

     The Company believes that its existing working capital, together with anticipated earnings from its existing operations and new products, will be sufficient to meet its liquidity and capital requirements in the foreseeable future, including the amount of any escrow obligations under the MSA. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, the amount of any escrow obligations it may be required to comply with under the MSA, the success of the Company's new VLN smokeless tobacco product development efforts and the other factors described under "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

     The foregoing discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's condensed consolidated financial statements and related notes included elsewhere in this Report.

Note on Forward-Looking Statements

THIS REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY HAS TRIED, WHENEVER POSSIBLE, TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS USING WORDS SUCH AS "ANTICIPATES", "BELIEVES", "ESTIMATES", "EXPECTS", "PLANS", "INTENDS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REFLECT THE COMPANY'S CURRENT BELIEFS AND ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO IT. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH STATEMENTS, AND ANY SUCH STATEMENTS ARE QUALIFIED BY REFERENCE TO THE FOLLOWING FACTORS.

THE COMPANY IS SUBJECT TO RISKS, UNCERTAINTIES AND CONTINGENCIES THAT INCLUDE, WITHOUT LIMITATION, THE RISKS OF OPERATING IN THE TOBACCO INDUSTRY EVEN AS A HEALTH ORIENTED TOBACCO TECHNOLOGY COMPANY, THE CHALLENGES INHERENT IN NEW PRODUCT DEVELOPMENT INITIATIVES, INCLUDING MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS AND PROPOSED NEW PRODUCTS, THE COMPANY'S ABILITY TO RAISE THE CAPITAL NECESSARY TO GROW ITS BUSINESS AND UNFORESEEN DIFFICULTIES IN THE MANAGEMENT OF GROWTH, POTENTIAL DISPUTES CONCERNING THE COMPANY'S INTELLECTUAL PROPERTY, COMPETITION FROM COMPANIES THAT MAY HAVE CERTAIN COMPETITIVE ADVANTAGES OVER THE COMPANY, THE COMPANY'S DEPENDENCE ON KEY EMPLOYEES AND ITS RELATIONSHIP WITH BROWN & WILLIAMSON TOBACCO CORPORATION, A KEY STRATEGIC CUSTOMER, SUPPLIER AND LENDER, AND THE COMPANY'S DECISION NOT TO JOIN THE MASTER SETTLEMENT AGREEMENT ("MSA"). OTHER RISKS INCLUDE FURTHER REGULATORY RESTRICTIONS ON THE SALE AND MARKETING OF TOBACCO PRODUCTS GIVEN THE HEALTH CONCERNS RELATED TO THE USE OF TOBACCO PRODUCTS GENERALLY, THE EFFECT OF STATE STATUTES ADOPTED
UNDER THE MSA AND ANY SUBSEQUENT MODIFICATION OF THE MSA, LITIGATION, INCLUDING LITIGATION RELATED TO THE MSA, AND THE EFFECTS OF EXCISE TAX INCREASES ON TOBACCO CONSUMPTION RATES.

SEE ADDITIONAL DISCUSSION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1999, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR ADVISE UPON ANY SUCH FORWARD-LOOKING STATEMENTS.

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

3.05    Bylaws of the Company, as amended to date

10.42 Restated Loan Agreement between the Company, Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000

10.43 Restated Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated August 21, 2000

10.44 Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000

10.45 Guaranty Agreement between the Company and Brown & Williamson Tobacco Corporation, dated August 21, 2000

10.46 Guarantee Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000

10.47 Executive Employment Agreement dated as of September 15, 2000 entered into by the Company and Christopher G. Miller

27      Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a current report on Form 8-K on August 22, 2000 describing the Company's financing arrangements with B&W.



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


                                              STAR SCIENTIFIC, INC.


Date: November 13, 2000                     /s/ Christopher G. Miller
                                    -----------------------------------------
                                             Authorized Signatory and
                                             Chief Financial Officer