Form 10-K
period 2000-12-31
STAR SCIENTIFIC INC
filed 2001-04-02
CIK 776008

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
   1934

   For the fiscal year ended December 31, 2000

[_]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   For the transition period from               to

                        Commission File Number: 0-15324

                               ----------------

                             STAR SCIENTIFIC, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                   52-1402131
(State of incorporation)               (I.R.S. Employer Identification No.)

            801 Liberty Way                       (804) 530-0535
           Chester, VA 23836              (Registrant's telephone number,
(Address of principal executive offices)       including area code)

                               ----------------

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of Class)

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 1, 2001 is approximately $25,595,850. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of the Registrant's voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  Number of shares outstanding of each class of common equity as of March 1, 2001: 59,008,127 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     None

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      NOTE ON FORWARD-LOOKING STATEMENTS

  This report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company has tried, whenever possible, to identify these forward-looking statements using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect the Company's current beliefs and are based upon information currently available to it. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements, and any such statements are qualified by reference to the following factors.

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

  See additional discussion under "Factors That May Affect Future Results" under Item 1 below, and other factors detailed from time to time in the Company's other filings with the Securities and Exchange Commission.

                                    PART I

Item 1. Business

General

  Star Scientific, Inc. ("Star") and its wholly-owned subsidiary, Star Tobacco & Pharmaceuticals, Inc. ("ST&P" and together with Star, the "Company") are engaged in: (1) the development of scientific technology for the curing of StarCured(TM) tobacco so as to prevent, retard or significantly reduce the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily, the tobacco specific nitrosamines ("TSNAs"); (2) the development of tobacco products that deliver substantially less carcinogenic toxins, namely TSNAs, along with enlarged health warnings and comparative content information so that adult tobacco consumers will have the option to make informed choices about the use of tobacco products which pose a range of serious health related risks (the TSNA levels in the Company's tobacco products will continue to be substantially reduced to very low levels, measured in parts per billion, using the StarCured(TM) tobacco curing process); (3) the manufacture and sale of four discount cigarette brands which currently contain only a small portion of its very low-TSNA StarCured(TM) tobacco (only because of Star's initial limited supply and its existing contractual delivery requirements of millions of pounds of very low-TSNA tobacco to Brown & Williamson Tobacco Corporation ("B&W"), the third largest tobacco company in the United States, as the Company remains committed to increase the percentage of very low-TSNA tobacco in its discount products as its supply of very low-TSNA tobacco increases during the next two growing seasons) and which are equipped with a carbon (charcoal)/acetate filter which reduces additional gas phase toxins; (4) the development of very low nitrosamine smokeless tobacco products, i.e., moist snuff and hard snuff tobacco, using the StarCured(TM) tobacco curing process to produce cured tobacco with very low levels of carcinogenic TSNAs; and (5) the research and continued development of smoking cessation products.

  The Company's primary focus will continue to be the research and development of products that deliver less toxins. The Company's overall objective is to reduce the range of serious health hazards associated with the use of smoked tobacco products. Accordingly, its primary corporate mission is to demonstrate the commercial viability of products that deliver less toxins and are potentially less harmful, although the Company has attempted to share with adult consumers the fact that there is not now sufficient evidence to demonstrate that reduced toxin delivery can be quantified in terms of reduced health risk. The Company fully accepts the evidence showing links between smoking tobacco and a variety of diseases and premature death and believes that it is unlikely that the health risks of smoked tobacco can be completely eliminated. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible given available technologies. The Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products in the least hazardous manner possible given available technology, particularly the StarCured(TM) tobacco curing process. The Company believes it has the technology to reduce carcinogenic TSNAs to the lowest possible levels and has demonstrated that the method it has developed for curing tobacco using the StarCured(TM) tobacco curing process can be scaled up to meet broad commercial needs in the United States and abroad. The Company is also committed to continuing to advocate meaningful federal regulation for all tobacco products and has publicly announced its support for comprehensive regulation of tobacco products by the United States Food and Drug Administration (the "FDA").

  The Company has an exclusive, worldwide license under patents issued and patents pending relating to methods to prevent or substantially reduce the formation of TSNAs in tobacco including the StarCured(TM) tobacco curing process. TSNAs are generally regarded by recognized cancer researchers and respected scientists to be among the most abundant and potent carcinogens in tobacco and tobacco smoke.

  The Company's revenues are generated principally through ST&P. ST&P's predecessor, a closely held private company, was organized in 1990 and, until 1994, primarily was engaged in the business of manufacturing cigars and cigarettes for others as a contract manufacturer. By late 1994, ST&P had commenced development and commercialization of its own brands of discount cigarettes using primarily Virginia flue-cured tobacco and competed principally on the basis of price. At about that same time, ST&P commenced a program of research and development relating to the development of a range of tobacco products that deliver less toxins as well as tobacco cessation products wherein ST&P secured certain Investigatory New Drug applications ("INDs") from the FDA to commence human clinical testing. Shortly thereafter, ST&P shifted its near-term research to technology focused on reducing the carcinogenic TSNAs in the tobacco leaf and tobacco smoke. In February 1998, ST&P merged with Eye Technology, Inc., a publicly-held OTC Bulletin Board company based in Minneapolis, Minnesota. While Eye Technology technically was the surviving corporation, in effect control of the surviving corporation shifted to the former stockholders of ST&P and the management of ST&P became the control management of the survivor in the merger. By December 30, 1998, the assets and liabilities that comprised the pre-merger business of Eye Technology, Inc. had been sold or liquidated, and the stockholders of Eye Technology voted to change its name to Star Scientific, Inc. The Company's primary corporate focus from that time forward has centered on the development of reduced toxin, and potentially reduced risk, tobacco products, and, on a more long-term basis, development of smoking cessation products either with a joint venture partner or a corporate pharmaceutical partner with significant resources, and/or an experience in scientific and regulatory infrastructure so as to assist and accelerate the Food and Drug Administration's New Drug Application regulatory process necessary for market entry.

  The StarCured(TM) tobacco curing process, to which the Company has an exclusive license, as discussed herein, from Regent Court Technologies ("Regent Court"), involves the use of specially designed curing barns and in certain applications microwave and/or electronic beam technology. The StarCured(TM) process virtually precludes and/or substantially reduces the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most potent and powerful cancer-causing toxins present in tobacco and in side stream tobacco smoke. In 1999 and 2000, the Company processed over 3.5 million pounds and approximately 19 million pounds, respectively, of very low-TSNA flue-cured tobacco using the StarCured(TM) process, and believes that this process can be applicable to burley and other varieties of tobacco on a broad-scale commercial basis. Star continues to support research and technological development directed to varieties other than flue-cured tobacco and will conduct limited experiments this year in Kentucky on burley tobacco in conjunction with Associate Professor Harold Burton and his staff at the University of Kentucky's Department of Agronomy and The Burley Tobacco Growers Cooperative Association, Inc.

  Star's long-term strategy is to encourage other tobacco manufacturers to utilize and sub-license the StarCured(TM) tobacco curing technology to produce very low-TSNA tobacco (carcinogenic NNKs and NNNs at 200 parts per billion and below). Further, Star is committed to continue to explore the development of products that deliver less toxins and are potentially less harmful than conventional smoked tobacco, namely smokeless tobacco products, as well as the development of tobacco cessation products. The Company has started the process of integrating its very low-TSNA StarCured(TM) tobacco into ST&P's present discount cigarette brands. ST&P presently markets four brands, namely, SPORT(R), MAINSTREET(R), VEGAS(R) and G-SMOKE(R), all of which have activated charcoal filters and contain approximately 3% of very low-TSNA flue-cured tobacco because of the limited supply of very low-TSNA tobacco at this time. The Company expects over the next two growing seasons to be able to significantly increase the amount of StarCured(TM) low-TSNA flue-cured tobacco in ST&P's four existing cigarette brands which utilize a carbon/acetate filter that reduces additional gas phase toxins. In October 2000 the Company launched its first very low-TSNA conventional premium cigarette, Advance(R), in two test markets: Richmond, Virginia and Lexington, Kentucky. Advance(R) also has a carbon/acetate filter aimed at reducing the levels of certain additional vapor phase toxins. Unlike conventional brands of cigarettes, Advance(R) has enhanced health warnings on the back of each pack as well as in a series of package "onserts" attached to each pack of Advance(R).

  In February 2001, the Company and B&W signed a non-binding Letter of Understanding ("Letter of Understanding"). The transactions contemplated by the Letter of Understanding are subject to execution of definitive agreements. Under one of the provisions of the Letter of Understanding, B&W will undertake to test market the Advance(R) brand and potentially to market this brand on a national basis, if its market tests are successful. The Company intends to launch its own very low-TSNA cigarette brand by the 3rd quarter of 2001.

Under the Letter of Understanding, it is anticipated that Star will process approximately 18-20 million pounds of very low-TSNA tobacco cured using the StarCured(TM) tobacco curing process per year for each of the next three years for sale to B&W and for its own use. The production of this amount of StarCured(TM) tobacco will allow the Company to integrate its very low-TSNA StarCured(TM) tobacco into ST&P's four existing brands, to launch a new very low-TSNA flue-cured cigarette brand aimed at the generic market and very low-TSNA smokeless products. Contemporaneously it intends to fulfill its tobacco supply commitments to B&W. (See "Relationship with B&W").

Products

  See Note 12 of the Company's Consolidated Financial Statements for financial information about the Company's segments.

 Leaf Tobacco

  In 1999 and 2000, Star processed and sold over 3.5 million and approximately 19 million pounds, respectively, of very low-TSNA flue-cured tobacco that had been cured using the StarCured(TM) tobacco curing process. The vast majority of these sales were made to B&W, pursuant to Star's contractual arrangements with B&W described elsewhere in this Report. These sales accounted for approximately 10% and 21% of the Company's net sales in 1999 and 2000, respectively. Under the February 2001 Letter of Understanding, it is anticipated that the Company will process approximately 18-20 million pounds of very low-TSNA flue-cured tobacco in each of the next three growing seasons beginning in 2001, for sale to B&W and for use in the Company's own brands. The tobacco will be cured using the StarCured(TM) tobacco curing process.

  The bulk of processed tobacco sales occur in the third and fourth quarter of each year, resulting in higher revenues in those quarters. The Company's long-term goal is to derive an increasingly larger percentage of its revenues from sublicensing the StarCured(TM) tobacco curing process to major cigarette manufacturers.

 Discount Cigarettes

  ST&P manufactures and sells four brands of discount cigarettes through approximately 225 tobacco distributors throughout the United States. These cigarettes are sold as discount brands. ST&P does not engage in extensive advertising or marketing programs for its cigarette products, but relies primarily upon communications with distributors, product placement by its field sales force (the field sales force focuses primarily on placing ST&P's products with retailers in Texas, Florida, Mississippi and Minnesota), pricing appropriate for discount cigarettes, and, to a lesser extent, on brand, product appearance and taste in order to compete in the marketplace. Star has avoided any marketing efforts aimed at young persons, and the Company is committed to keeping its products out of the hands of youngsters. There were no export sales by the Company in 2000.

  In an effort to implement the Company's corporate mission to develop products that deliver less toxins and potentially less harmful tobacco products (although the Company does not now have any evidence to support the scientific conclusions that such products can be classified or considered to be "reduced risk products"), the Company intends to phase its very low-TSNA tobacco which has been cured through the StarCured(TM) tobacco curing process into its discount cigarettes within the next two growing seasons. The Company is hopeful that meaningful future regulations by the FDA will provide appropriate scientific and regulatory guidelines and standards under which tobacco products can be classified as "reduced risk products." As of July 1, 1999, ST&P changed all of its filters to activated carbon/acetate because several leading health advocates and respected research scientists believe that activated charcoal filters reduce certain vapor phase toxins in tobacco smoke. Since January 2001 the Company has undertaken to increase the amount of activated charcoal in its filters to 30 mg for all new production of ST&P's discount brands. The Company intends to continue to use activated charcoal filters in all of ST&P's discount cigarettes, and in Star's new low-TSNA flue-cured cigarette brand which the Company hopes to develop and market in 2001 for the generic cigarette market.

 Low-TSNA Cigarettes

  Star launched the first very low-TSNA cigarette, Advance(R), in October 2000 in 2 test markets--Richmond, Virginia and Lexington, Kentucky. Advance(R) is the first conventional cigarette to be manufactured to deliver less carcinogenic TSNAs. The Advance(R) cigarette reduces additional toxic smoke constituents through a unique dalmatian type activated carbon/acetate filter. Advance(R) is also different from conventional premium brands because it provides adult tobacco consumers with enhanced health warnings (not required by the Surgeon General) and comparative content information on the back of the package. Advance(R) also has informational package "onserts" that contain additional health and related information on the chemical constituents in Advance(R) compared to leading lights brands as well as detailed information about the range of adverse health consequences associated with long-term smoking that affords adult consumers the opportunity to make an informed choice about products which continue to expose the user to a range of health risks.

  Star intends to introduce a new low-TSNA cigarette brand in 2001. The Company intends this brand to be a nationally available low-TSNA cigarette, though the Company plans on focusing sales in Texas, Florida, Minnesota and Mississippi where the Company's field sales force is positioned.

 Smokeless Tobacco Products Containing Very Low-TSNA Tobacco

  Scientific research has shown that TSNAs may be the most significant carcinogens in smokeless tobacco products commonly known as "chew," "dip" and "snuff". Accordingly, during this past year, Star devoted substantial resources toward the development of very low-TSNA smokeless tobacco products and intends to introduce two of these products, a moist snuff and a hard tobacco product, in 2001. Star views these two new flagship smokeless products as significant innovations that will continue to transform the tobacco industry, just as its work with low-TSNA tobacco has created a new industry standard. However, despite continued research and development, no assurance can be given at this time that such products will be developed and successfully commercialized.

 Tobacco-Flavored Chewing Gum and Lozenges and Chewing Gum Containing Tobacco Extract

  Approximately four years ago, the Company produced for pilot Phase I testing both a chewing gum and a tobacco lozenge, each containing very low-TSNA tobacco, as potential smoking cessation products. The gum/lozenge products contained nicotine, as well as the MAO-inhibitor known to be present in tobacco. In anticipation of a then pending legislative proposal to provide the FDA with new legislative authority to regulate tobacco products, the Company submitted and received approval of an IND for the gum product from the FDA. The Company commenced a Phase I Human Clinical Trial in the second quarter of 1998 in order to attempt to demonstrate the safety of this product for smoking cessation purposes. Given the present uncertain status of the FDA's authority to regulate tobacco products, among other factors, it now appears that to be sold as pharmaceutical products these tobacco-containing cessation products would be required to undergo all of the preclinical and clinical testing required of a new drug product. It seems unlikely at the present time that undertaking such testing would produce an adequate return on investment except if Star partners with an established pharmaceutical or healthcare company that has the necessary scientific infrastructure to adequately institute the types of clinical testing necessary to secure an NDA from the FDA. Star continues to investigate and explore opportunities for these products in Western and Eastern Europe, and in other countries where regulating authorities appear to be more receptive to the development of potentially reduced risk products that deliver less toxins. Star has taken a public position, unanimously supported by its Board of Directors, that it is in favor of comprehensive FDA regulation of all tobacco products. Star continues to explore entering into a joint venture, partnership and/or technology license, preferably with a major pharmaceutical company, to produce tobacco cessation products using StarCured(TM) tobacco as the focal point of such products.

Sales and Marketing

  ST&P's four brands of discount cigarettes are each sold in a variety of sizes and styles such as king size and 100s, soft pack and hinged box, regular flavor and menthol, and full flavor, lights and ultra lights. ST&P utilizes its own specified blend of tobaccos in each brand. The blend consists of Virginia flue-cured, burley and oriental varieties of tobacco, which is typical of American-style cigarettes.

  ST&P uses stylized packaging designs for its four brands of discount cigarettes. As is typical in the cigarette industry, ST&P utilizes different colors, such as green for menthol and similar designs on its packaging to denote different product styles. It is ST&P's strategy to rely to a large degree upon distributors to promote ST&P's brands to retail customers. ST&P provides to its distributor customers, for redistribution to retailers, point-of-sale materials such as posters, pole signs, display racks and counter top and floor displays. Also, ST&P produces marketing materials for use by distributors and their direct sales force to promote ST&P cigarettes to their retail customers.

  ST&P sells its discount cigarettes through approximately 225 tobacco distributors throughout the United States. Of these 225 distributors, approximately 90 are located in Texas, Florida, Minnesota, and Mississippi where Star's sales force is now concentrated. The distributors maintain state and, where applicable, municipal government tobacco product licenses, apply state and/or local cigarette tax stamps when needed to resell the cigarettes. ST&P delivers its products directly to distributors mainly by common carrier trucks. ST&P's distributor customers primarily serve convenience stores, gas stations and other outlets and stores. No one distributor accounted for more than 10% of ST&P's revenue in 2000. The overall number of distributors was reduced from approximately 325 in 1999 to approximately 225 in 2000 due to price increases as well as the Company's focus on enhancing its market share in states in which it does not have purported obligations to make payments into escrow under state qualifying statutes enacted pursuant to the Tobacco Master Settlement Agreement (the "Master Settlement Agreement" or "MSA").

  Three of the Company's officers, Mr. Jonnie R. Williams, Star's Chief Executive Officer, Mr. David M. Dean, Star's Vice President of Sales and Marketing, and Mr. Sheldon Bogaz, ST&P's Vice President of Trade Operations, lead the Company's sales and marketing activities. Mr. Bogaz supervises a staff of seven regional sales representatives who direct ST&P's field sales force.

  During 2000, ST&P re-positioned and consolidated its field sales force and reanalyzed its approach given the realities of competition from foreign and domestic companies selling discount brands. By the end of 2000, ST&P had 35 field sales personnel positioned in Texas, Florida, Minnesota and Mississippi. In 2001, ST&P will continue to expand its field sales force in those states.

  During 2000, ST&P experienced substantial sales growth. ST&P believes that the price increases imposed upon the major cigarette manufacturers, arising from the settlement of major litigation, created an increased demand for low-price cigarettes. In 2000, ST&P expanded its marketing and sales organization to respond to the anticipated increase in demand, not only for its present products, but also for ST&P's anticipated low-TSNA cigarettes and smokeless tobacco products.

  The Company intends to test market and launch a new very low-TSNA flue-cured cigarette brand in the third quarter of 2001. This brand will be equipped with a carbon/acetate filter. This new low-TSNA brand, whose name will be announced shortly before the test marketing, will be distributed by the Company and will be aimed at the generic cigarette market. The Company anticipates that its very low-TSNA flue-cured brand will be available nationally but that sales will be initially focused in those states in which the Company maintains a sales force.

Purchasing

  Star purchases its very low-TSNA tobacco for its leaf tobacco sales from StarCured(TM) participating tobacco farmers who cure their tobacco in specifically designed StarCured(TM) barns. Star believes that it will be able to purchase a sufficient supply of flue-cured, StarCured(TM) leaf tobacco from these farmers for its own use and to satisfy commitments to B&W for the foreseeable future. The Company anticipates that it will be able to process the tobacco purchased from the farmers within its Chase City processing facility within one to three days of delivery to the facility.

  During 2000, the majority of tobacco used in ST&P's cigarettes was purchased from B&W's Export Leaf Division in "cut rag" form, meaning that the tobacco has been cut, processed and flavored to ST&P's specifications, and is ready when delivered to ST&P for the manufacturing process. ST&P expects to continue purchasing "cut rag", low-TSNA StarCured(TM) tobacco and other tobacco for the next several years from B&W's Export Leaf Division and thereafter to either continue purchasing "cut rag" tobacco from B&W Export Leaf Division or to purchase increasing amounts of tobacco needed for its business from other sources. Buying tobacco from B&W's Export Leaf Division allows ST&P to avoid having to dedicate substantial amounts of working capital to tobacco inventories.

  At the end of 2000, Star had approximately 858,000 pounds of burley tobacco in inventory. Star continues its R&D to attempt to perfect the StarCured(TM) tobacco curing process for burley tobacco, and anticipates conducting additional tests with burley tobacco during the 2001 growing season in conjunction with the University of Kentucky's Department of Agronomy, The Burley Tobacco Growers Cooperative Association, Inc. and Star's scientific and technical advisors. Once the outcome of the on-going work on burley tobacco is known, Star will make a decision on how to proceed with its program for burley tobacco. While Star believes that the StarCured(TM) process is applicable to burley tobacco, no assurance can be given at this time that the low-TSNA StarCured(TM) tobacco curing process for burley tobacco will be developed and successfully commercialized during 2001.

Manufacturing

  All of the flue-cured tobacco which the Company plans to use in 2001 and thereafter in the production of its very low-TSNA tobacco either for sale to B&W and potentially other parties, or for gradual incorporation into ST&P's own cigarettes, or in Star's smokeless tobacco products, will be cured using the StarCured(TM) tobacco curing process. The StarCured(TM) tobacco curing process utilizes specially equipped curing barns and in certain applications microwave and/or electronic beam technology. The specially designed curing barns, which incorporate the StarCured(TM) tobacco processing technology, are manufactured exclusively for Star by Powell Manufacturing Company of Bennettsville, South Carolina ("Powell"). These specially designed barns are erected on site at the tobacco farms which provide Star with its source of very low-TSNA tobacco. A total of 1,125 Star barns have been manufactured, and approximately 880 have been delivered to farmers who produce flue-cured tobacco. It is anticipated that 136 flue-cured barns will be shipped prior to the 2001 growing season to farmers requesting additional barns. In 2000, 100 barns were delivered to farmers in Kentucky in connection with the research, development and testing of the StarCured(TM) tobacco curing process for burley tobacco in conjunction with the previously-mentioned joint program with The Burley Tobacco Growers Cooperative Association, Inc. Star will conduct limited experiments this year in Kentucky. Although Star believes that the StarCured(TM) tobacco curing process is equally applicable to both flue-cured and burley tobacco, Star acknowledges that this pilot program may well take a longer period of time to perfect than the flue-cured program.

  Star does not anticipate purchasing any additional barns from Powell in 2001 because the Company has sufficient barns in place to process approximately 18 to 20 million pounds of StarCured(TM) flue-cured tobacco which will meet the Company's needs for this growing season. Financing for approximately half of these barns has been provided by B&W (see "Relationship With B&W"). Upon completion of the continuing experimental program for burley tobacco, additional barns may be required for the StarCured(TM) processing of burley tobacco.

  In early 2000, Star's processing facility in Chase City underwent a substantial expansion of its capacity to process significantly larger amounts of very low-TSNA tobacco, as well as provide sufficient space for the installation of new equipment to be used in conjunction with the manufacturing of both of Star's anticipated flagship smokeless tobacco products. This expansion allowed Star to process approximately 19 million pounds of StarCured(TM) tobacco during 2000. As a result of the expansion, the Chase City facility will have more than adequate capacity for volumes anticipated for B&W under the Letter of Understanding, as well as Star's need for tobacco, and for additional needs should those needs arise.

  ST&P expanded its cigarette manufacturing capability in 2000 by outsourcing a portion of its manufacturing through a contract with B&W to manufacture cigarettes. Through this outsourcing, the Company hopes to avoid the need to buy new cigarette manufacturing equipment. The tobacco used in manufacturing ST&P's cigarettes is combined with filters and paper in a "maker" which produces finished cigarettes, which, in turn, are placed in a "packer" which provides packaging into standard 20-cigarette packs and ten-pack cartons. ST&P believes its manufacturing facilities, plus the additional contract manufacturing relationship now in place with B&W, will allow ST&P to respond to its growing demand for the foreseeable future.

Relationship with B&W

  On October 12, 1999, the Company and B&W entered into a Supply Agreement under which B&W agreed to purchase StarCured(TM) tobacco. During 1999 and 2000, Star produced and delivered to B&W approximately 3.5 million pounds and 19 million pounds, respectively, of very low-TSNA StarCured(TM) processed tobacco. Some of this tobacco has been or will be purchased by the Company for use in ST&P's own discount cigarettes, Star's very low-TSNA cigarettes, and in Star's new hard tobacco and moist snuff products.

  In addition during 2000, B&W collaborated with the Company in the development of a new very low-TSNA cigarette named Advance(R). B&W also has been manufacturing cigarettes for ST&P, supplying leaf tobacco to ST&P for use in its tobacco products, and warehousing burley tobacco for Star.

  The non-binding Letter of Understanding envisions a new set of agreements which would supercede the Supply Agreement. Under the Letter of Understanding, B&W intends to expand its commitment to purchase very low-TSNA StarCured(TM) tobacco during each of the next three years through Star's established StarCured(TM) tobacco program. The Letter of Understanding also addresses a range of other issues, including B&W test marketing of the Advance(R) brand, and the future production of a potentially less-hazardous, low-TSNA hard tobacco product that is intended to be aesthetically pleasing to both present cigarette smokers and current users of smokeless tobacco products. The transactions contemplated by the Letter of Understanding are subject to execution of definitive agreements and the approval of Star and B&W's respective Boards of Directors. The Company also expects that the agreements, consistent with the Letter of Understanding, will extend B&W's long-term credit facility, which has been used to support Star's expanded barn program and the continuing development of innovative tobacco products focused on reduced toxin delivery.

Competition

  The Company's primary competition for cigarettes is from the four "majors," that is, Philip Morris, the brands of which accounted for more than 50% of all cigarette sales in the United States in 2000, R.J. Reynolds, B&W and Lorillard, as well as Vector (the parent company of Liggett), each of which has substantially greater financial and operating resources than the Company. The Company also encounters significant competition from several other smaller U.S. manufacturers of cigarettes, as well as importers of cigarettes manufactured in foreign countries. Many of these manufacturers and importers have substantially greater financial, manufacturing, marketing and other resources than the Company. Further, several newer discount competitors have not, and it appears do not intend to make deposits into escrow accounts purportedly required by the MSA, allowing these competitors to undercut the current discount market and unfairly compete against ST&P for discount cigarette sales.

  ST&P's current discount cigarettes compete principally on the basis of price and possibly quality of product. Generally speaking, there are three price categories of cigarettes in the United States, "premium," which includes such brands as Marlboro(R) and Camel(R), "full-price," which includes such brands as Doral(R) and GPC(R), and "discount," which as a group account for only a small percentage of the U.S. cigarette market. Each of ST&P's brands is priced in the discount category. Other competitive factors include package design, taste and the amount of marketing support provided to distributors and retailers. At the consumer level, brand loyalty also is a significant factor.

  In 2000, the Company established an escrow account as required by the MSA for sales of cigarettes in 1999, and in 2000 it has focused sales (and its field sales force) to increase its market share in states that were not part of the MSA in order to minimize its MSA escrow payment obligation. However, in the 46 states that did join the MSA, ST&P faces significant competition from cigarette manufacturers and captive distributors of overseas manufacturers who have not made MSA escrow payments. Such companies are able to sell discount cigarettes at a substantial cost reduction compared to ST&P and as a result ST&P is at a significant cost disadvantage in competing with these entities.

  The Company is not aware of any other company which currently produces very low-TSNA tobacco on a commercially viable basis. The Company believes that no producer of discount cigarettes appears to be incorporating a very low TSNA tobacco and activated carbon/acetate filters into their discount brands. There have been published reports that at least one of the major cigarette manufacturers is developing its own low-TSNA cigarettes, which may or may not be brought to market during 2001. One Swedish company, Swedish Match, has worked with various varieties of tobacco under crop management environments and other methods in an effort to maintain low-TSNA levels in its smokeless products. Star is not aware of any other company that now incorporates very low-TSNA tobacco into its cigarettes or other smoked tobacco products. B&W now has in its possession very low-TSNA tobacco from both the 1999 and 2000 growing season, but has not yet made a public announcement of when it will start using that tobacco in its current products or in a new product. However, recent announcements by several of the major tobacco companies indicate that certain of these companies either have commenced or intend to explore the production of low-TSNA tobacco and the incorporation of low-TSNA tobacco into their cigarettes. Also, the industry has initiated a program that is intended to require all tobacco sold at auction to be cured in a manner that is intended to result in reduced levels of TSNAs. Star believes that if it is successful in commercializing its unique very low-TSNA cigarettes and/or in developing and commercializing very low-TSNA smokeless tobacco products, it is inevitable that many of the major tobacco companies will follow its lead and may seek to sub-license the StarCured(TM) technology.

  If the Company is successful in developing and commercializing smoking reduction or cessation products, it will encounter stiff competition. Smoking cessation products that are approved for sale in the United States by the FDA are primarily nicotine delivery products (nicotine only) designed to wean the patient from nicotine addiction over a period of time ranging from 30 days to six weeks. These products are referred to as nicotine replacement products. Three products, Nicorette(R), a nicotine chewing gum, and Nicotrol(R) and NicoDerm(R), both transdermal nicotine patches, constituted substantially all of the U.S. pharmaceutical nicotine market in 1999 and 2000. All of these products are sold over-the-counter. Zyban(R), (bupropion), a prescription drug which originally was developed and is still sold under another proprietary name as an antidepressant, was introduced to the market in 1997 and has been demonstrated to be useful as a cessation product. Star understands that sales of Zyban(R) to date have been substantial and that Zyban(R) is often prescribed by physicians to be used in conjunction with nicotine delivery products.

  Star's principal competitors in the cessation and reduction market would include Smith Kline Beecham, the McNeil Consumer Division of Johnson & Johnson, Glaxo-Wellcome and Pharmacia-Upjohn, all of which have capital resources, research and development staffs, facilities, experience in conducting clinical trials and obtaining regulatory approvals, and experience in manufacturing and marketing their products which are significantly greater than those of Star. In addition, there are several companies developing new technologies aimed at smoking cessation therapies. There also are a number of consumer products which do not require FDA approval as therapeutic drug products but which nevertheless are advertised as alternatives to smoking or as a help in the reduction of smoking. For example, at least one of the leading United States confectionery chewing gum manufacturers has advertised its gum products as an alternative to cigarettes. There are also non-tobacco cigarettes produced with fillers such as lettuce and herbs. In addition to the use of consumable products for smoking cessation or reduction purposes, medical practitioners and others have developed a variety of programs intended to assist a person in withdrawing from nicotine dependence. Treatments used include psychological counseling, hypnosis, group therapy and behavior modification techniques. There can be no assurance that Star can overcome regulatory barriers to marketing its tobacco-containing cessation products or that Star's competitors will not succeed in developing technologies and products that are more effective than Star's product candidates, that are less toxic than Star's products or that would render Star's products obsolete or non-competitive.

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

  There are multiple bills pending before the 107th Congress and in several state legislatures which, if enacted, would significantly change the United States tobacco industry. Some of these federal bills contain provisions which would provide substantial federal government funds for smoking cessation programs and products, as well as incentives to tobacco companies and others to produce less toxic or reduced-risk tobacco products under potential specific standards. Star is unable to predict what effect, if any, these provisions, if enacted, would have on Star's technology for very low-TSNA tobacco or the sale of Star's smoking cessation products and/or potentially reduced-risk tobacco products. The Company believes, however, that any bill that requires manufacturers to reduce or disclose levels of TSNAs in tobacco or tobacco smoke would be beneficial.

  Star announced on February 29, 2000, at a press conference held at the Dirksen Senate Office Building in Washington, D.C., its support of a bi-partisan tobacco labeling Bill (S. 2125) introduced by Senators Frank Lautenberg (D. N.J.), Richard Lugar (R. IND.), Richard J. Durbin, (D. ILL.), and Lincoln D. Chafee (R. R.I.). To the best of Star's knowledge, it was the only tobacco company asked to support this bi-partisan bill which focused upon brand disclosures not now mandated by the Surgeon General or HHS. The Senate Bill, entitled the "Smoker's Right to Know and Truth in Tobacco Labeling Act", would have significantly enhanced the current tobacco package warning labels and required disclosure of toxic ingredients and health effects. The Bill would have required all manufacturers to disclose cancer-causing agents, including carcinogenic TSNAs, as well as the percentage of such carcinogens "relative to the average of such concentration of such carcinogen in the sales weighted average of all cigarettes marketed in the United States."

  In March 2000, Representatives Greg Ganske (R, Iowa), John Dingell (D, Michigan), and Henry Waxman (D, California) co-sponsored the introduction of the "FDA Tobacco Authority Amendments Act." This bill would have given the FDA regulatory power over all tobacco products. The Company actively supported this Bill, and wrote a letter to the sponsors asking them to consider an amendment which would require manufacturers to follow standards adopted by the FDA before making reduced risk claims. On March 9, 2001, the Company wrote to Representative Ganske to support the re-introduction of the "FDA Tobacco Authority Amendments Act" which took place on March 15, 2001.

  In May 2000, Senators McCain (R, Arizona) and Dr. William Frist (R, Tennessee) introduced Senate Bill (S. 2566) entitled "The National Youth Smoking Reduction Act". The central goal of the legislation was to reduce the number of youths who are smoking and to provide the FDA with regulatory authority over tobacco products. Senator McCain echoed the views of the Company when he commented that a significant aspect of the proposed Bill would include language that "provides a mechanism for lower-risk tobacco products to be tested, reviewed and approved." Senator Frist introduced a similar bill in January 2001. It is expected that Senator McCain will introduce an FDA tobacco bill during April 2001.

 President's Commission On Improving Economic Opportunity In Communities Dependent Upon Tobacco Production

  Star has been actively supporting the vast majority of the recommendations of The President's Commission on "Improving Economic Opportunity in Communities Dependent upon Tobacco Production while Protecting Public Health". Star is keenly interested in supporting the American tobacco farming community and assisting farmers in obtaining higher prices for very low-TSNA tobacco, while promoting public health related issues by giving the farmers an opportunity to produce very low-TSNA tobacco using StarCured(TM) tobacco curing barns that have been provided to the farmers by Star. Star testified before the President's Commission in Louisville, Kentucky last year, and provided written comments on the Commissions' preliminary recommendations in March 2001.

 FDA Regulation

  In 1996 the FDA promulgated regulations governing the sale and advertising of tobacco products designed primarily to discourage the sale to, and consumption by, adolescents and children. The authority of the FDA to promulgate such regulations was challenged in the federal courts by the major tobacco companies. A federal District Court upheld the FDA's authority to promulgate such regulations but ruled that certain of the regulations restricting advertising were invalid as violative of the constitutional right of free speech. On appeal, the United States Court of Appeals for the Fourth Circuit affirmed portions of the District Court opinion that held the FDA could not regulate tobacco advertising and ruled that the executive branch of the United States government, in particular the FDA, does not have any authority to regulate tobacco products generally. The federal government appealed the Appeals Court's ruling and the matter was heard by the United States Supreme Court in late 1999. On March 21, 2000, the Supreme Court in a five to four decision held that Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Given the decision by the Supreme Court it is unclear whether Congress will act to grant such authority to the FDA, although legislation that would create such authority has been introduced.

  The Company believes that in the future reasoned FDA regulation should better enable the Company to compete in its particular market niche. The Company has publicly stated its position in favor of reasoned FDA regulation of tobacco products for approximately the last three years. The Company has shared the results of the StarCured(TM) tobacco curing technology with the FDA. (See "Research and Development-Prior Development of CigRx(TM)" for a discussion of the Company's prior submission of a cigarette product to the FDA.) The Company believes that the commercial value of the StarCured(TM) curing process will depend in part upon its validation by the scientific, health care and public health communities and on the basis of the type of standards likely to be mandated by Congress and the FDA, should jurisdiction be congressionally granted to the FDA.

 Institute of Medicine

  On February 22, 2001, the Institute of Medicine issued a comprehensive report, entitled "Clearing the Smoke: Assessing the Science Base for Tobacco Harm Reduction," in response to a request from the FDA to assess the scientific basis for possible harm reduction relating to the use of tobacco. This voluminous report suggests, among other findings, that it is scientifically feasible to design and manufacture a range of emerging "potential reduced-exposure products" (which the report referred to as "PREPs"), but that without appropriate governmental regulation and independent scientific evaluation of PREPs, the public is left without clear information regarding the degree to which these products have reduced the risks associated with smoking. The Company provided testimony before the Institute of Medicine and shared certain of its scientific and applied research and findings related to the development of products which deliver less of certain toxins (TSNAs) and other gas and vapor phase toxic substance in tobacco smoke. Star's innovative products that deliver less toxins and the StarCured(TM) process were referred to in the Institute of Medicine's discussion of PREPs.

 Federal Trade Commission

  The requirements for health warnings on cigarettes is governed by the Federal Cigarette Labeling and Advertising Act ("Labeling Act"). The Labeling Act imposes labeling and advertising requirements on the manufacturers, packagers and importers of cigarettes and requires any company wishing to sell cigarettes within the United States to submit a plan to the Federal Trade Commission explaining how it will comply with the warning label display requirements. Star has submitted labeling plans for its cigarette products in the past, and the Federal Trade Commission (the "FTC") has approved such plans. Similar requirements relating to smokeless tobacco products are included in the Comprehensive Smokeless Tobacco Health Education Act of 1986. Also, Star shared with the FTC its enhanced warning labels for Advance(R) prior to the initiation of the test marketing of Advance(R) in October and submitted a labeling plan for Advance(R) that was subsequently approved by the FTC. Star's warning labels and comparative content disclosure of toxic smoke constituents were subsequently utilized in the Advance(R) test marketing program. Star intends to provide the FTC with similar information prior to the introduction of its new very low-TSNA cigarettes and smokeless tobacco products.

 Bureau of Alcohol, Tobacco and Firearms

  Manufacturers and importers of tobacco products are taxed pursuant to regulations promulgated by the federal Bureau of Alcohol, Tobacco and Firearms under authority of the Internal Revenue Code of 1986, as amended. The Company's tobacco products are subject to tax under such regulations.

 State and Municipal Laws

  The sale of tobacco products is subject to taxation through excise taxes in all fifty states. State excise taxes range from $.025 per pack in Virginia to $1.11 per pack in New York. The federal excise tax on cigarettes rose from $.24 per pack in 1999 to $.34 in 2000, and will increase to $.39 per pack in 2002. In addition, some states permit municipalities to impose an additional sales tax, and many municipalities do so. The state and municipal sales taxes are imposed upon wholesalers and/or retailers but not manufacturers, and therefore the Company has no liability for such taxes. The Company is required by many states, however, to report its shipments of cigarettes to distributors/retailers located within their jurisdiction. Star is aware of at least two states, Massachusetts and Minnesota, which have recently adopted laws and regulations regarding the disclosure by manufacturers of certain chemical constituents in their products. If upheld Star intends to fully comply with such laws and believes it will benefit from such disclosure.

 Master Tobacco Settlement Agreement

  In November 1998, 46 states and several U.S. territories entered into a settlement agreement (the "Master Settlement Agreement" or "MSA") to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a nonparticipating manufacturer, the Company is required to satisfy certain purported escrow obligations under statutes which the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called "level playing field" statutes require nonparticipating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such nonparticipating tobacco manufacturers. Under these statutes the Company is obligated to place an amount equal to $1.88 per carton for 1999 and $2.09 in 2000, and increased amounts per carton for subsequent years ($2.72 in 2001-2002, $3.35 in 2003-2006 and $3.77 thereafter), in escrow accounts for sales of cigarettes occurring in the prior year in each such state after the effective date of each state specific statute. An inflation adjustment is also added to these deposits at the higher of 3% or the Consumer Price Index each year. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in some states. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. Also, absent a challenge to the state specific statutes or some accommodation as to the escrow amounts, the failure to place the required amounts in escrow could result in penalties to the Company and potential restrictions on its ability to sell tobacco products within particular states. Because all of the MSA states have passed the so-called "level playing field" statutes, the Company expects that a material portion of its cigarette sales will continue to be subject to such purported escrow obligations.

  As of January 1, 2000, thirty-eight states and the District of Columbia had adopted so-called model "level playing field" statutes and Star's purported net obligations under those statutes was approximately $11.6 million with respect to 1999 sales. As of January 1, 2001, forty-six states had adopted model "level playing field" statutes. Star's purported net obligations under those statutes is approximately $13.0 million with respect to 2000 sales. The Company's Board of Directors is anticipated to authorize the Company to fund the escrow obligation for 2000 on or before April 15, 2001, again under protest. The funds placed in escrow continue to be an asset of the Company and the Company will receive the interest income generated by the escrow deposits.

  After almost two years of negotiations with the National Association of Attorneys General ("NAAG"), the Company concluded that NAAG had little interest in working with Star to come to a reasonable solution under which the Company could become a participant in the Master Settlement Agreement. Accordingly, on

December 15, 2000, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia requesting that the court declare both the MSA and Virginia's Qualifying Statute unconstitutional and, therefore, invalid. The Company's complaint challenges the MSA on the grounds that it violates the Interstate Compact Clause and the Commerce Clause of the Constitution of the United States. It challenges the Qualifying Statute on the grounds that it violates the Equal Protection, Due Process, Takings and Commerce Clauses of the Constitution. Neither Virginia Attorney General Earley nor any other state attorney general has ever charged the Company with the tortious and unlawful conduct asserted against other cigarette manufacturers in lawsuits by various states which led to the execution of the MSA. Despite the absence of any claim against the Company, which is focused primarily on producing less toxic and potentially less hazardous tobacco and tobacco products, the MSA and the Qualifying Statute impose a severe burden on its research and development activities.

  On March 12, 2001, the District Court heard oral argument on the Commonwealth's Motion to Dismiss, after both sides exchanged briefs on all the constitutional and related issues. On March 26, 2001, the District Court dismissed the Company's complaint, but in its opinion, the District Court did note that Star "must now suffer as a result of the bad faith of previous market entrants." The District Court further noted that Star "has never been accused of the fraudulent, collusive and intentionally dishonest activities of the Big Four," "was not even in existence during the bulk of the time that these activities were occurring," and has taken "every step to provide complete disclosure about the harmful nature of its products." The District Court also stated that the "financial burden on Star Scientific and others like it may hamper efforts to develop new tobacco technologies." The Company promptly appealed the District Court's ruling, and continues to believe that the MSA and the Virginia Qualifying Statute are constitutionally flawed.

 Virginia Incentive Rebates

  In 1999, the Commonwealth of Virginia enacted legislation that explicitly encouraged the manufacture and sale of "products that reduce the carcinogenic TSNA levels in tobacco products." That legislation, pursuant to House Bill 2635 and Senate Bill 1165 (1999), provided that $2,000,000 should be made available to the Virginia Economic Development Partnership to provide for economic development incentive rebates to assist Virginia companies that reduce carcinogenic TSNA levels in tobacco products and pass a portion of that rebate on to Virginia tobacco farmers.

  Star was the only company that qualified for those rebates, and in June 2000, was awarded $2 million by the Commonwealth of Virginia. Approximately $275,000 of those funds was subsequently provided by the Company to certain Virginia farmers to help defray their costs relating to the installation of the Company's StarCuredTM tobacco curing barns.

 World Health Organization ("WHO") Global Public Health Advocacy

  Star testified on October 13, 2000, at the World Health Organization public hearings in Geneva, Switzerland on its view of the structure of a Global Framework Convention on Tobacco Control ("FCTC"). In that testimony Star reiterated its support for comprehensive regulation of all tobacco products in the U.S. and worldwide to create a more rational environment in which minimizing toxicity rather than marketing creativity would determine relevant market share. Star also testified before the WHO Scientific Advisory Committee on Tobacco product regulation on February 1, 2001, and again reiterated its support for comprehensive world wide tobacco regulation within the FCTC proposed structure.

Research and Development

  In the mid-1990's, Star commenced research and development activities based upon newly-conceived technology for the processing of tobacco so as to preclude, eliminate or substantially reduce TSNAs to very low levels. This technology is under exclusive license from a partnership in which the technology's inventor and the Company's founder and current Chief Executive Officer, Jonnie R. Williams, is part owner. (See "Patents, Trademarks and Licenses.") TSNAs are generally recognized by health researchers and respected scientists to be among the most potent and abundant carcinogens in tobacco and tobacco smoke. Star's research and development activities have focused on: (1) perfecting and testing methods for processing low-TSNA tobacco: (2) developing products which incorporate Star's specially-processed tobacco, including products for the smoked and smokeless tobacco markets; (3) establishing a patent position; and (4) developing relationships with tobacco farmers, as well as the tobacco industry, with a view to the commercialization of Star's processes through licensing and royalty arrangements, among other vehicles, to generate income for the Company. Star's research and development efforts culminated in the development of various aspects of the StarCuredTM tobacco curing process, with respect to which Star has exclusive rights to patents as well as patent applications which are pending (See "Patents, Trademarks and Licenses"). Star has convened a Scientific Advisory Board of highly regarded physicians, scientists, researchers and public health experts to provide it with counsel on how best to proceed in a variety of scientific and research oriented areas.

 StarCured(TM) Technology

  The process of curing or drying tobacco so that it is suitable for production into tobacco products begins immediately upon harvesting of the tobacco leaf. The two principal varieties of tobacco leaf in the United States are Virginia flue-cured tobacco and burley tobacco, both of which are typically used in American-made cigarettes to produce what is referred to as an American blend. Under conventional curing methods with Virginia flue-cured tobacco, the leaves are placed in enclosed barns and are then exposed to gas-fired heat, while with burley tobacco the leaves are hung in sheds to dry naturally. The curing process for Virginia flue-cured tobacco takes approximately 5 to 7 days and for burley tobacco a month, or more.

  The StarCured(TM) technology is applicable to Virginia flue-cured tobacco and, Star believes, to burley tobacco, and most likely to other varieties of tobacco on a broad-scale commercial basis. Star's curing process essentially arrests or eliminates microbial activity that normally occurs during curing, thereby preventing the production of TSNAs. The StarCured(TM) curing technology does not, however, alter or affect taste, color or the nicotine content of tobacco. Star makes no claim or representation that the StarCured(TM) tobacco curing process reduces any harmful chemical constituents in tobacco and/or tobacco smoke other than TSNAs. Additionally, Star makes no claim that the elimination of TSNAs reduces the risk of disease from smoking. Star has been careful not to make any health claims, directly or indirectly, since there is not yet clinical evidence to show that a reduction in these specific carcinogens in tobacco will translate into a reduced health risk.

  The StarCured(TM) technology has been licensed to the Company in an agreement which grants to the Company certain exclusive worldwide rights with a right of sublicense. (See "Patents, Trademarks and Licenses" below). It is the Company's objective to achieve widespread acceptance of the StarCured(TM) tobacco curing technology as a standard for the manufacture of potentially less harmful tobacco products and as a basis for the use of very low-TSNA tobacco in the production of smoking cessation products.

  Star conducted a pilot program during the 1998 U.S. tobacco harvest season (July through October). The purposes of this program were: (1) to continue to test and perfect Star's curing processes in quantities and under conditions which would serve as a model for future operations; (2) to test custom designed equipment; (3) to provide processed tobacco to major manufacturers in quantities for testing and test market purposes; and (4) to demonstrate the commercial feasibility of adoption of Star's processes for widespread use in the production of tobacco products. The program was operated from the Company's facility in Chase City, Virginia. Star completed the pilot program and believes it achieved the objectives described above. During 1999 and 2000, Star processed over 3.5 million pounds and approximately 19 million pounds, respectively, of very low-TSNA tobacco using the StarCured(TM) tobacco curing process.

 Development of Very Low-TSNA Cigarette

  Beginning in October 2000, Star test-marketed Advance(R), which the Company believes is the first very low-TSNA premium cigarette to be sold in the United States which contains enlarged health warnings on the package, comparative content information and informational package "onserts" attached to each pack which contain additional information regarding the health hazards of smoking. Advance(R) utilizes StarCured(TM) very low-TSNA flue-cured tobacco, as well as other tobaccos (burley and oriental) selected for their low-TSNA levels. Advance(R) also has a 40 mg activated carbon/acetate filter that reduces other gas and vapor phase toxic substances.

  Under the transactions contemplated by the Letter of Understanding, B&W is planning to conduct a test market of Advance(R) and potentially market the Advance(R) brand on a national basis if the market tests are successful. The Company plans to introduce its own new very low-TSNA flue-cured brand of cigarette during 2001 with an activated carbon/acetate filter. The Company currently intends to implement expanded warning labels and comparative content disclosure of toxic smoke constituents, comparable to those used in the Advance(R) test marketing program, on such product. In a fashion similar to Advance(R) these warning labels will not make any health claims, directly or indirectly, since there is not yet clinical evidence to show that a reduction in these specific carcinogens in tobacco will translate into a reduced health risk.

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

  The Company believes that it has conducted its business in a manner which decreases the risk of liability in a lawsuit of the type described above because the Company:

  . has attempted to consistently present to the public the most current information regarding the health risks of long-term smoking;

  .  has never denied the addictive nature of nicotine;

  .  has never targeted adolescent or young persons as customers;

  . does not advertise its tobacco products to consumers except for point-of-sale materials;

  . has conducted research on the chemical or other constituents of its products only in the course of trying to reduce the delivery of toxic materials;

  . has stated unequivocally that smoking involves a range of serious health risks, is addictive, and that smoked cigarettes products can never be produced in a "safe" fashion; and

  . did not produce its own brands until late 1994/early 1995, and the volume of sales has not been substantial in relation to the volume generated by the larger manufacturers.

  The Company maintains product liability insurance which is limited to any claims that tobacco products manufactured by or for the Company contain any foreign object. Such insurance does not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. The Company does not believe that insurance for health-related claims can currently be obtained. A lawsuit against the Company based upon claims not covered by its product liability insurance could have a materially adverse effect upon the Company.

Patents, Trademarks and Licenses

 License Agreement with Regent Court

  The Company is the licensee under a license agreement (the "License Agreement") with Regent Court a partnership of which Jonnie R. Williams, the Company's founder and Chief Executive Officer and Francis E. O'Donnell, Jr., M.D. are the owners. The License Agreement provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to the Company, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor's patent rights and know-how relating to the processes for curing tobacco so as to eliminate TSNAs or reduce them to insignificant levels, and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereinafter developed. This license includes inventions of Regent Court and its affiliates during the term of the License Agreement relating to the production, treatment or curing of tobacco, or a method of manufacturing a product containing tobacco, and of extracting one or more substances from tobacco for the purpose of incorporating such substance or substances in a product or products.

  The Company is obligated to pay to Regent Court a royalty of 2% on all net sales of products by it and any affiliated sublicensees, and 6% on all fees and royalties received by it from unaffiliated sublicensees, less any related research and development costs incurred by the Company. The License Agreement expires with the expiration of the last of any applicable patents. Four United States patents have been issued, and additional patent applications are pending in the United States and in approximately 80 foreign jurisdictions. The Company paid no royalties under the License Agreement in 1999 or 2000.

  The License Agreement may be terminated by the Company upon 30 days written notice. The License Agreement may also be terminated by Regent Court upon (a) a default in the payment of royalties or a failure to submit a correct accounting continuing for at least 30 days after written notice or (b) a material breach of any other obligation of the Company under the License Agreement continuing for at least 60 days after written notice. A material breach may include a sublicense of the Patent Rights (as defined in the License Agreement) without obtaining a written agreement of the sublicensee to be obligated to Regent Court under the License Agreement. The Company is also obligated to provide Regent Court with copies of all patent applications by it relating to the Patent Rights. For purposes of determining materiality, a breach is deemed material if such breach results in a loss of royalties exceeding $100,000.

  The License Agreement obligates the Company to prosecute and pay for United States and foreign patent rights. The License Agreement contains other provisions typically found in a patent license agreement, such as provisions governing patent enforcement and the defense of any infringement claims against the Company and its sublicensees. The License Agreement further provides that any obligation or liability related to patent infringement matters brought against the Company will be borne by the Company. The Company has agreed to indemnify and defend the licensor and its affiliates against losses incurred in connection with the Company's use, sale or other disposition of any licensed product or the exercise of any rights under the License Agreement. Regent Court has made no representations to the Company in any documents regarding the efficacy of the licensed technology.

 Patents and Proprietary Rights

  Under the License Agreement, the Company has exclusive rights to four issued patents and pending patent applications, which are the only patents issued to or applied for by Regent Court. The issued and pending patents cover the current technology for reducing the level of TSNAs in tobacco. Corresponding patent filings have been initiated in numerous foreign countries. The Company has no rights to any other patent or patent applications. There can be no assurance that patents will issue from any of the pending applications, that claims which may be allowed thereunder will be sufficient to protect the intellectual property owned or licensed by the Company, or that the Company or Regent Court has or will develop or obtain the rights to any additional products or processes that are patentable. In addition, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

  On October 24, 2000, the United States Patent Office issued a patent for tobacco products made from tobacco having very low levels of TSNA. On March 20, 2001, it issued a patent covering a process for curing harvested tobacco in a manner which substantially reduces the formation of one or more TSNAs. Under the License Agreement, the Company has exclusive rights to those patents. The Company believes that it is the world leader in curing technology which consistently produces very low-TSNA tobacco.

Employees and Consultants

  As of December 31, 2000, the Company employed approximately 180 full-time employees. From time to time, the Company engages temporary personnel to augment its regular employee staff. Further, the Company utilizes the services of consultants, scientific and technical experts and independent contractors to provide key functions in the scientific, medical, public health care, compliance, technological, legal, communications, financial and related areas. The use of such outside providers enables the Company to secure unique expertise in a wide variety of areas that it might otherwise not be in a position to secure or which it would otherwise be required to secure through the hiring of many additional Company-employed personnel at potentially greater cost to the Company. Substantially all of the Company's research and development efforts have been, and are expected to continue to be, conducted pursuant to contractual arrangements with universities and scientific, medical and public health consultants and investigators.

Factors That May Affect Future Results

 We Are Dependent on the Domestic Tobacco Business

  Substantially all of our revenues in 1999 and 2000 were derived from sales in the United States of ST&P's four brands of discount cigarettes. The other portion of our revenue stream was generated by the sales of StarCured(TM) processed leaf tobacco. The U.S. cigarette business has been contracting in recent years. If the U.S. cigarette market continues to contract, we may not have significant tobacco sales abroad or sales of other products to offset these effects. This trend could adversely affect our sales volumes, operating income and cash flows.

 Competition From Other Cigarette Makers Could Adversely Affect Us

  The cigarette industry is highly competitive. Our primary competition for conventional cigarettes is from the "major" cigarette manufacturers, each of which has substantially greater financial and operating resources than we do. We continue to encounter significant competition from several other smaller U.S. manufacturers of cigarettes, as well as importers of cigarettes manufactured in foreign countries. Many of these manufacturers and importers have substantially greater financial, manufacturing, marketing and other resources than we do. While we are not aware of any other company which produces very low-TSNA tobacco for commercial use or incorporates very low-TSNA tobacco into their cigarettes or other tobacco products, other major tobacco companies are expected to follow our lead and the industry has initiated a program that would require all tobacco sold at auction to be cured in a manner that is intended to result in reduced levels of TSNAs. Additionally, our competitors may also develop other less toxic tobacco products that can compete with our very low-TSNA products.

 Very Low-TSNA Tobacco May Not Be Accepted by the Marketplace

  While we have produced and test marketed limited quantities of our very low-TSNA cigarette, Advance(R), and have been encouraged by the initial results, very low-TSNA tobacco may not be ultimately accepted by adult smokers in the national marketplace. Adult smokers may decide not to purchase smoked or smokeless tobacco products made with very low-TSNA tobacco due to taste or other preferences, particularly in light of Star's decision to introduce its new very low-TSNA cigarette product with an activated carbon/acetate filter which may impact the taste of products in which it is utilized, and due to the extensive health warnings contained on the packaging for the Company's products.

 The Cigarette Industry is Subject to Substantial and Increasing Regulation and Taxation

  Various federal, state and local laws limit the advertising, sale and use of cigarettes, and these laws have proliferated in recent years. If this trend continues, it may have material and adverse effects on our sales volumes, operating income and cash flows. In addition, cigarettes are subject to substantial and increasing excise taxes. The federal excise tax on cigarettes will rise from $.34 per pack in 2000 to $.39 per pack in 2002. Additionally, state excise taxes range from $.025 per pack in Virginia to $1.11 per pack in New York. Increased excise taxes may result in declines in overall sales volume. This result could adversely affect our operating income and cash flows.

  In 1996, the FDA promulgated regulations governing the sale and advertising of tobacco products. These regulations were designed primarily to discourage the sale to, and consumption by, adolescents and children. The authority of the FDA to promulgate such regulations was challenged in the federal courts. On March 21, 2000, the United States Supreme Court in a five to four decision held that the Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Given the decision by the Supreme Court it is unclear whether the 107th Congress will act to grant such authority to the FDA, although legislation that would create such authority has already been introduced in Congress.

 We Have Substantial Obligations Under State Laws Adopted Under the Master Settlement Agreement

  Absent a successful legal challenge to the MSA and/or statutes passed by various states in connection with the Master Settlement Agreement entered into in 1998 between the major tobacco companies and 46 states, or an agreement with NAAG with respect to the funding of the required escrow amount, in April of each year, beginning April 2000, we have a purported obligation to place in escrow accounts an amount equal to $1.88 per carton for 1999, $2.09 in 2000, $2.72 in 2001-2002, $3.35 in 2003-2006 and $3.77 thereafter, for sales of cigarettes occurring in the prior year in each such state after the effective date of each state specific statute. An inflation adjustment is also added to these deposits at the higher of 3% or the Consumer Price Index each year. The failure to place such required amounts into escrow could result in severe penalties to us and potential restrictions on our ability to sell tobacco products within particular states. Because of this purported escrow requirement, a substantial portion of our net income from operations will be unavailable for our use and the amount required to be placed in escrow for each carton sold may exceed the net cash flow generated by each carton sold. This will adversely affect our ability to apply the capital generated from our present cigarette sales toward the further scientific development of less toxic and potentially less hazardous tobacco products and the growth of our business. In addition, the escrow obligations will impede our ability to distribute dividends to our stockholders. The Company, under protest, placed approximately $11.6 million into escrow in April 2000.

  We have tried to mitigate the costs of the MSA by focusing our field sales force and seeking to increase market share in states that were not participants in the MSA among other approaches to lessen the harmful effects of what we believe to be an unconstitutional compact that impermissibly regulates interstate commerce. Once ST&P sells product to independent distributors it is not in a position to monitor subsequent sales by such entities and it does not do so. However, certain of the Attorneys General in MSA States and NAAG have taken this position that the Company is responsible to escrow funds for any sales in MSA States whether made by ST&P directly or by a third party to whom ST&P has sold product.

 Our Current Supply Contracts and Other Contracts with B&W May Not Be Extended

  In October 1999, we entered into a Supply Agreement with B&W under which B&W agreed to purchase StarCured(TM) tobacco in the period 2000-2001, with the right to purchase tobacco from us on a long-term basis in later years. If B&W were to stop purchasing our tobacco that has been cured using the StarCured(TM) tobacco curing process, it could adversely affect our sales volumes, operating income and cash flows. Additionally, we currently have other business relationships with B&W. B&W has: (1) loaned us a total of $29 million, which was primarily used to purchase specially manufactured curing barns, (2) agreed to manufacture cigarettes for us and (3) agreed to supply tobacco to us. The termination of any of these agreements could negatively affect our business operations.

  We have signed the non-binding Letter of Understanding with B&W under which we will update B&W's supply requirements, re-schedule debt payments, as well as accomplish a number of other business objectives. If B&W and Star were not to be successful in converting the Letter of Understanding into a series of agreements, this could materially affect our sales volumes, operating income and cash flows.

 Lawsuits May Affect Our Profitability; We Have Limited Insurance Coverage

  We are not, nor have we ever been, named as a defendant in any legal actions affecting the tobacco industry, including proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes. While we believe that the risk of being named a defendant in such a lawsuit is relatively low, we may be named as a defendant in the future as there has been a noteworthy increase in the number of these cases pending. Punitive damages, often in amounts ranging into the hundreds of millions, or even billions of dollars, are specifically pleaded in a number of these cases in addition to compensatory and other damages. We maintain product liability insurance which is limited to any claims that tobacco products manufactured by or for us contain any foreign object. Such insurance does not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that such insurance currently can be obtained. Accordingly, our inclusion in any of these actions or any future action could have a material and adverse effect on our financial condition.

 We May Not Properly Manage Our Growth

  If we are successful in maintaining and increasing market acceptance for our products, we will be required to manage substantial volume from our customers. To accommodate any such growth and compete effectively, we will be required to attract, integrate, motivate and retain additional highly skilled sales, technical and other employees. We face competition for these people. Our ability to successfully manage such volume also will be dependent on our ability to scale up our tobacco processing and production operations. There can be no assurance that we can overcome the challenge of scaling up our processing and production operations or that our personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to implement and improve our operational, financial and management systems or to attract, integrate, motivate and retain additional employees required by future growth, if any, could have a material and adverse effect on our business and prospects, financial condition and results of operations.

 We May Not Be Successful in Protecting Our Intellectual Property Rights

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

 We Depend On Key Personnel

  We depend upon the continued services of our senior management team for our continued success. The loss of any one of the Company's Chief Executive Officer, Jonnie R. Williams, the Company's Chairman, President and Chief Operating Officer, Paul L. Perito, the Vice President of Sales and Marketing, David M. Dean, the Company's Chief Financial Officer, Christopher G. Miller or the Company's General Counsel, Robert E. Pokusa, who joined the Company on March 30, 2001, could have a serious negative impact upon our business and operating results. To minimize the present risk of the loss any one of these senior executives, the Company has hired additional senior management and continues to search for other senior executives who will be able to share some of the responsibilities now assumed by Messrs. Williams, Perito, Miller, Dean or Pokusa.

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

 Management and Significant Stockholders Can Exercise Influence over the
 Company

  Based upon stock ownership as of December 31, 2000, our executive officers, directors and their associates, own an aggregate of approximately 78% of our outstanding shares. As a result, these persons acting together may have the ability to control matters submitted to our stockholders for approval and to control the management and affairs of the Company. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, impede a merger, consolidation, or takeover or other business combination, or discourage a potential acquirer from attempting to obtain control. This concentration of control could also have a negative effect on the market price of our shares.

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

Item 2. Properties

  The Company's executive, marketing, sales and administrative offices are located in Chester, Virginia. The Company has approximately four years remaining on a five-year lease for a 45,000 square foot warehouse facility, including 7,000 square feet of office space. The warehouse space is used for storing and shipping cigarette products.

  An additional 5,600 square feet of office space is currently being leased by the Company in Bethesda, Maryland pursuant to a lease expiring in 2005. This additional space houses executive, administrative, and scientific offices. This location in Bethesda was selected to afford Star's scientific and medical consultants access to the FDA, National Institutes of Health and the U.S. National Medical Library.

  The Company's manufacturing facilities are located in Petersburg, Virginia. The Company owns its Petersburg facilities, which consist of a 50,000 square foot, four-story manufacturing building and an adjacent 6,000 square foot, single-story office building. The Company leases a 10,000 square foot warehouse in Petersburg, Virginia, about one mile from its manufacturing facilities, pursuant to a month-to-month lease.

  The Company leases seven acres of land and an approximately 100,000 square foot building thereon in Chase City, Virginia, that is used in processing tobacco utilizing the Company's StarCuredTM tobacco curing method. During 2000, this facility was expanded from approximately 50,000 square feet to its current size by completing a construction project which cost approximately $500,000. The Company has approximately nine years remaining on a ten-year lease for the Chase City property, which covers the expanded facility, and it has an option to purchase the property at any time during the term of the lease.

  The Company considers its facilities adequate for the purposes for which they are used.

Item 3. Legal Proceedings

  After almost two years of negotiations with the National Association of Attorneys General, the Company concluded that NAAG had little interest in working with Star to come to a reasonable solution under which the Company could become a participant in the Master Settlement Agreement. Accordingly, on December 15, 2000, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia requesting that the court declare both the MSA and Virginia's Qualifying Statute unconstitutional and, therefore, invalid. The Company's complaint challenges the MSA on the grounds that it violates the Interstate Compact Clause and the Commerce Clause of the Constitution of the United States. It challenges the Virginia Qualifying Statute on the grounds that it violates the Equal Protection, Due Process, Takings and Commerce Clauses of the Constitution. Neither Virginia Attorney General Earley nor any other state attorney general has ever charged the Company with the tortious and unlawful conduct asserted against other cigarette manufacturers in lawsuits by various states which led to the execution of the MSA. Despite the absence of any claim against the Company, which is focused primarily on producing less toxic and potentially less hazardous tobacco and tobacco products, the MSA and the Virginia Qualifying Statute impose a severe burden on its research and development activities.

  On March 12, 2001, the District Court heard oral argument on the Commonwealth's Motion to Dismiss, after both sides exchange briefs on all of the constitutional and related issues. On March 26, 2001, the District Court dismissed the Company's complaint, but in its opinion, the District Court did note that Star "must now suffer as a result of the bad faith of previous market entrants." The Court further noted that Star "has never been accused of the fraudulent, collusive and intentionally dishonest activities of the Big Four," "was not even in existence during the bulk of the time that these activities were occurring," and has taken "every step to provide complete disclosure about the harmful nature of its products." The District Court also stated that the "financial burden on Star Scientific and others like it may hamper efforts to develop new tobacco technologies." The Company promptly appealed the District Court's ruling, and continues to believe that the MSA and the Virginia Qualifying Statute are constitutionally flawed.

  The Company is not involved in any other material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

  The 2000 annual meeting of stockholders of the Company (the "Meeting") was held on October 6, 2000. At the Meeting, the stockholders voted upon a number of proposals, each of which is summarized below, along with the votes cast for and against each such proposal, votes withheld or abstaining therefrom and broker non-votes.

Election of Directors

  At the Meeting, the stockholders elected the following persons to the Board of Directors of the Company until the date of the annual stockholders meeting in the calendar year set forth opposite the name of each such person:

                                                     Votes              Broker
Name                                Term Votes For  Against Abstaining Non-Votes
- ----                                ---- ---------- ------- ---------- ---------
Class Two Directors
 Mark W. Johnson................... 2003 50,635,037     0    394,227        0
 Martin Leader..................... 2003 50,635,037     0    394,227        0
 Jonnie R. Williams................ 2003 50,635,037     0    394,227        0
Class Three Director
 Christopher G. Miller............. 2001 50,635,037     0    394,227        0

Approval of 2000 Equity Incentive Plan.

  At the Meeting, the stockholders of the Company voted on and ratified the Company's 2000 Equity Incentive Plan. 50,335,210 votes were cast for such proposal, 685,267 votes were cast against or withheld, with 8,787 votes abstaining and no broker non-votes.

Approval of 2000 Performance Bonus Plan.

  At the Meeting, the stockholders of the Company voted on and ratified the Company's 2000 Performance Bonus Plan. 44,557,962 votes were cast for such proposal, 671,361 votes were cast against or withheld, with 5,799,941 votes abstaining and no broker non-votes.

Ratification of Accountants.

  At the Meeting, the stockholders of the Company voted on and ratified the appointment of Aidman, Piser & Company, P.A. as independent accountants for 2000. 50,992,480 votes were cast for such proposal, 31,560 votes were cast against or withheld, with 5,224 votes abstaining and no broker non-votes.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

  Until March 21, 2000, the Common Stock of the Company was traded in the over-the-counter market and was quoted on the OTC Bulletin Board under the symbol "STSI." On March 21, 2000, the Common Stock of the Company commenced trading on the NASDAQ National Market System under the symbol "STSI." Set forth below are (a) the high and low bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for each full quarterly period during 1999 through March 20, 2000, as reported by the National Quotation Bureau and (b) the high and low sales prices from March 21, 2000 and for each quarterly period thereafter, as reported by NASDAQ. From time to time, during the periods indicated, trading activity in the Company's stock was infrequent. As of March 1, 2001, there were approximately 641 record holders of the Company's Common Stock.

   2000                                                             High   Low
   ----                                                             ----   ---
   First Quarter.................................................. $7.500 $5.625
   Second Quarter................................................. $6.750 $3.375
   Third Quarter.................................................. $5.000 $3.750
   Fourth Quarter................................................. $4.063 $2.031

   1999                                                             High   Low
   ----                                                             ----   ---
   First Quarter.................................................. $2.125 $1.625
   Second Quarter................................................. $3.625 $1.563
   Third Quarter.................................................. $5.188 $3.125
   Fourth Quarter................................................. $8.563 $5.063

  The Company has never paid dividends on its Common Stock, and the Board of Directors currently intends to retain any earnings for use in the Company's business for the foreseeable future. Any future determination as to the payment of such cash dividends would depend on a number of factors including future earnings, results of operations, capital requirements, the Company's financial condition and any restrictions under credit agreements outstanding at the time, as well as such other factors as the Board of Directors might deem relevant. No assurance can be given that the Company will pay any dividends in the future.

Item 6. Selected Financial Data

  The selected consolidated financial data of the Company for and as of the end of each of the periods indicated in the five-year period ended December 31, 2000 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, including the notes to those consolidated financial statements contained elsewhere in this report.

                                            Year Ended December 31,
                                    ------------------------------------------
                                      2000    1999    1998     1997     1996
                                    -------- ------- -------  -------  -------
                                     (In thousands, except per share data)
Statement of Operations Data:
 Net Sales......................... $223,051 $99,325 $19,445  $20,764  $34,260
 Cost of goods sold................   93,951  31,878   7,669   10,033   16,150
 Gross Profit......................   45,507  33,624   2,938    2,920    4,639
 Operating income (loss)...........   17,056  17,078  (3,475)  (1,986)    (753)
 Net income (loss).................   10,041  11,515  (4,196)  (1,986)    (753)
 Basic income (loss) per share.....     0.17    0.32   (0.42)   (0.58)   (0.22)
 Diluted income (loss) per share...     0.17    0.23   (0.42)   (0.58)   (0.22)
 Weighted average shares
  outstanding......................   59,008  36,207   8,327    3,435    3,437

                                                 Year Ended December 31,
                                             ----------------------------------
                                              2000   1999  1998    1997   1996
                                             ------ ------ -----  ------  -----
                                             (In thousands, except per share
                                                          data)
Balance Sheet Data:
 Cash and cash equivalents.................. 16,747 17,205   103      11     11
 Property, plant & equipment................ 27,400 10,974 1,704   2,416  2,767
 MSA escrow funds........................... 11,605    --    --      --     --
 Total assets............................... 69,467 38,709 4,435   4,120  6,644
 Long-term obligations...................... 13,272  7,505   612   1,099  2,655
 Stockholders' equity (deficit)............. 25,276 12,319  (639) (1,742)  (838)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

  The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. See "Business Factors That May Affect Future Results" and "Forward-Looking Statements."

Results of Operations--Fiscal 2000 Compared to Fiscal 1999

  During 2000, the Company's net sales increased to $223.1 million, reflecting an increase of $124.1 million, or 125% over 1999 net sales. Net sales in 2000 included $46.2 million in very low-TSNA tobacco sold to B&W, delivered primarily in the third and fourth quarters of 2000, which compares to a total of $9.8 million in fourth quarter sales in 1999. The Company did not have any leaf sales in the third quarter of 1999.

  In addition to the very low-TSNA tobacco sales made to B&W, substantially all of the Company's other revenues in 2000 were derived from sales of ST&P's four brands of "discount" cigarettes. ST&P's shipment volume during 2000 increased approximately 79% to 5.0 billion units over 1999's shipment volume of 2.8 billion units, reflecting a continued upswing in sales of the ST&P's cigarettes as a result of growing the customer base, including the addition of several major retail chains and a concentration of the field sales force in four states. Slight increases in product pricing also contributed to higher net sales.

  During 2000, gross margin increased to $45.5 million compared to $33.6 million in 1999. As a percent of sales, however, the Company's gross margins from our overall operations decreased from 33.8% in 1999 to 20.4% in 2000. Specifically, ST&P's four discount cigarette brands experienced an increase in excise taxes (from $12 per 1,000 cigarettes in 1999 to $17 per 1,000 cigarettes in 2000), resulting in an increase in excise taxes paid as a percentage of cigarette net sales from 37.8% in 1999 to 47.3% of cigarette net sales in 2000. Further, operating income was affected by the expansion of ST&P's discount cigarette market, which required the addition of a sales force in early 2000, as well as marketing and incentive programs at the wholesale/distributor level to achieve increased market penetration. Depreciation costs were $1.8 million in 2000 compared to $0.4 million in 1999, reflecting the increase in the number of barns and the amount of tobacco processed. Finally, R&D, product development, legal and consulting expenses for specific medical, health, compliance, communications, and technical advice associated with the Company's growth and new product launches also contributed to the Company's lowered profit margin.

  Marketing and distribution expenses totaled $13.0 million for 2000, an increase of $6.7 million over 1999 which is in line with the increased sales volume and, in part, reflects salary and incentive compensation payments to sales personnel. The Company's marketing and distribution expenses are expected to grow significantly during 2001 as the Company expands its commercialization capabilities.

  General and administrative expenses for 2000 totaled $13.2 million compared to $9.9 million for 1999, an increase of $3.3 million primarily attributable to increased operating costs for the Company's greatly expanded barn program and additions to the Company's management and consulting team. Other components of general and administrative expenses were relatively flat when compared to the comparable periods in 1999; however, there were some cost increases associated with the higher sales volume, as well as increased legal and consulting costs associated with the Company's fulfillment of its compliance obligations as a publicly-held company, pursuance of its legal and public health strategies in the legislative, regulatory and executive agency arenas, its technical recruitment efforts, expansion of its Scientific Advisory Board and increased scientific consulting.

  Research and development expenses were $1.7 million in 2000 versus $0.5 million in 1999 and were specifically related to the development of the Company's TSNA reduction technology and associated low-TSNA products. These expenses consisted primarily of costs incurred by the Company for consulting services, and professional fees and expenses in connection with the Company's continuing research and development programs.

  Higher income tax expense in 2000 reflects the use of the Company's net operating loss carryover from previous years during 1999 to lower the Company's 1999 income tax expense.

  Higher net interest expense in 2000 was the result of interest expense from the credit facility with B&W, partially offset by the interest income generated by the Company's deposit into the MSA escrow fund.

  Net income of $10.0 million for 2000 compares with $11.5 million for 1999, a decrease of $1.5 million. In 2000, the Company had basic and diluted earnings per share of $0.17, respectively, compared with basic earnings of $0.32 and diluted earnings of $0.23 in 1999. In 2000, basic and diluted weighted average shares outstanding were 59,008,127 and 60,645,061, respectively versus 36,207,390 and 50,301,998, respectively, for 1999. The number of basic shares increased primarily due to the conversion of Class B Preferred Stock to Common Stock in April 1999. With the completion of that conversion, there were no further outstanding shares of any preferred stock.

Results of Operations--Fiscal 1999 Compared to Fiscal 1998

  During 1999, the Company's net sales increased to $99.3 million, reflecting an increase of $79.9 million, or 411% over 1998 net sales. Net sales in 1999 included $9.8 million in very low-TSNA tobacco sold and delivered to B&W in the fourth quarter of 1999. There were no such sales in 1998, except for minor leaf deliveries to major tobacco companies during the development stage of the Company's very low-TSNA program.

  Other than very low-TSNA tobacco sales made to B&W, substantially all of the Company's revenues in 1999 were derived from sales of ST&P's four brands of "discount" cigarettes. ST&P's shipment volume during 1999 increased approximately 276% over 1998 to 2.8 billion units, reflecting a continued upswing in sales of ST&P's cigarettes as a result of growing the customer base across the country, including the addition of several major retail chains. Slight increases in product pricing also contributed to higher net sales.

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

  General and administrative expenses for 1999 totaled $9.9 million, an increase of $6.7 million partially attributable to operating costs for the Company's Chase City facility. This facility processes the very low-TSNA tobacco during the months of June through November. Chase City facility costs in 1998 were significantly lower, due to the experimental nature of the operation at the time, and were classified in 1998 as research and development costs, in keeping with the Company's mission at the time to develop the StarCured(TM) tobacco curing process to a commercially feasible production level, which was accomplished in 1999. Other general and administrative costs are relatively flat when compared to the comparable periods in 1998; however, there are some cost increases associated with the higher sales volume, as well as increased legal and consulting costs associated with the Company's fulfillment of its compliance obligations as a publicly-held company, pursuance of its legal and public health strategies in the legislative, regulatory and executive agency arenas, its technical recruitment efforts, expansion of its Scientific Advisory Board and increased scientific consulting.

  Research and development expenses were significantly higher in 1998 primarily as a result of costs incurred in this period specifically related to the development of the Company's TSNA reduction technology. Those expenses consisted primarily of costs incurred by the Company for consulting services and professional fees and expenses in connection with the Company's continuing research and development programs.

  Net interest income in 1999 reflected positively against net interest expense in 1998, reflecting interest on higher 1999 cash balances generated by the improved operating results.

  Income tax expense reflects use of the Company's net operating loss carryover from 1998, the benefit of which was previously reserved.

  In 1998, the Company recorded charges to earnings for the discontinued operations of its ophthalmic business and a loss on the disposal (sale) of such business totaling $972,000. These charges resulted in a loss from discontinued operations equal to ($0.12) per share. As a result of various settlements with the Company's creditors, reached prior to the merger with Eye Technology in February 1998, the Company also recorded an extraordinary gain of $252,000 in 1998 or $0.03 per share.

  Net income of $11.5 million for 1999 compared favorably with a net loss of ($4.2) million for 1998. In 1999, the Company had basic and diluted earnings per share from continuing operations equal to $0.32 per share and $0.23, respectively, versus basic and diluted losses per share from continuing operations of ($0.42) per share for 1998. In 1999, basic weighted average shares outstanding were 36,207,390 versus 8,327,345 for 1998, and diluted weighted average shares outstanding in 1999 were 50,301,998 versus 8,327,345 for 1998.

Liquidity and Capital Resources

  Accounts receivable and accounts payable throughout 2000 were current and the Company has normal industry terms with all of its suppliers. In 2000, cash used in investing activities exceeded cash generated by operating and financing activities. In 2000, $13.1 million of cash was provided by operating activities compared to $20.8 million of cash provided in 1999. The decrease in cash provided by operating activities was due to the Company's investment in working capital in 2000. In 2000, $17.4 million of cash was provided by financing activities versus $7.8 million of cash in 1999, generated by proceeds from notes issued to B&W. Cash used in investment activities increased to $19.4 million in 2000 from $11.5 million in 1999 due to an increase in purchases of curing barns in 2000 as discussed below.

  During 2000, the Company incurred $18.6 million in capital expenditures, compared to $10.0 million in 1999, virtually all of its as part of the StarCured(TM) tobacco barn production program with Powell. In 1999, B&W agreed to loan the Company capital necessary to finance the purchase of curing barns, designed by the Company and specially manufactured for the Company by Powell. During 2000, the Company borrowed $13.2 million from B&W under this long-term credit facility restricted to borrowings to finance the purchase of tobacco curing barns. Interest on this credit facility accrues at a rate of prime plus 1%, and is payable monthly. Principal is payable in 60 equal monthly installments commencing September 2004. The credit facility is non- recourse to the Company, but is collateralized by the Company's curing barns and leaf tobacco inventory.

  On August 21, 2000, the Company entered into a Restated Loan Agreement (the "Restated Loan Agreement") with B&W. The Restated Loan Agreement restates the Loan Agreement dated October 12, 1999 between the Company and B&W (the "Prior Loan Agreement") in which B&W agreed to lend the Company capital necessary to finance the purchase of specially manufactured tobacco curing barns, up to an aggregate of $22,000,000 (the "Prior Loan"). As of August 20, 2000 Star had borrowed $13.2 million under the Prior Loan

Agreement. In addition, as of August 20, 2000, B&W advanced $11,000,000 (the "Advance") to Star against delivery of StarCured(TM) flue-cured tobacco from the year 2001 flue-cured tobacco crop.

  Under the Restated Loan Agreement, (i) B&W made a one-year term loan to Star of an additional $4,950,000 for working capital purposes, at a fluctuating annual interest rate equal to prime plus 1% (the "New Loan"), and deferred repayment of the Advance for one year and (ii) B&W and Star agreed to collapse into one restated agreement the terms of the Prior Loan, the Advance and the New Loan (together, the Prior Loan, the Advance and the New Loan are referred to as the "August 2001 Loan"). The Advance is evidenced by a promissory note the principal of which shall be reduced by deliveries by Star to B&W of StarCured(TM) flue-cured tobacco from the year 2001 flue-cured tobacco crop. If the required StarCured(TM) flue-cured tobacco deliveries are not made by December 31, 2001, then the outstanding principal will be payable on demand. Any outstanding principal after December 31, 2001 shall bear interest at a fluctuating interest rate per annum equal to prime plus 1%.

  The Company has granted B&W a first priority security interest in the Company's intellectual property as collateral for the Loan. In addition, Star and ST&P have each guaranteed the payment of the other's obligations under the Loan. The August 2000 Loan is also secured by tobacco leaf inventory and the barns which were the original collateral under the Prior Loan Agreement.

  As follow-on to the Restated Loan Agreement, the Letter of Understanding provides for a substantial restructuring of the Company's loan obligations to B&W. The parties have signed the non-binding Letter of Understanding which contemplates the execution of definitive agreements by the parties updating B&W's supply requirements, rescheduling of the Company's debt payments, and accomplishing certain other business objectives. If B&W and Star were not to be successful in converting the Letter of Understanding into a series of agreements, Star's sales volumes, operating income and cash flows could be materially affected. The Company believes that it should be able to finalize the agreements required to put into effect the Letter of Understanding, however, the Company cannot guarantee that the Letter of Understanding will be completed as envisioned.

  During the second quarter of 2000, the Company increased its negotiated line of credit with a working capital lender to $7.5 million. This line of credit is collateralized by accounts receivable from its cigarette business. At December 31, 2000 and 1999, the Company had no borrowings under this line of credit.

  In September 2000, the Company also received approximately $1.9 million in proceeds from the exercise of warrants to purchase 967,600 shares of the Company's common stock (the warrants had an exercise price of $2.00 per share). In October 1999, the Company received approximately $1.0 million in proceeds from the exercise of a warrant to purchase 522,920 shares of the Company's common stock. The Company also issued 250,000 warrants to Banner & Witcoff in 2000 for their work relating to the Company's intellectual property, which are the only warrants outstanding to purchase common stock.

  Under the Master Settlement Agreement, absent a successful legal challenge to the state specific statutes or an agreement with the NAAG with respect to the funding of the required escrow accounts, the Company is purportedly obligated to place an amount equal to $1.88 per carton for 1999, $2.09 in 2000, $2.72 in 2001, and increased amounts per carton for subsequent years, in escrow for sales of cigarettes occurring in each such state after the effective date of each state specific statute. An inflation adjustment is also added to these deposits at the higher of 3% or the Consumer Price Index each year. Such escrowed funds will be used to pay judgments in tobacco-related litigation or settlements, if any, and if not so used returned to the Company after 25 years. On April 14, 2000, under protest, the Company placed into escrow approximately $11.6 million for sales made in 1999. The next escrow payment date is April 15, 2001 for sales made during 2000. The funds placed in escrow will continue to be an asset of the Company and the Company will receive the interest income generated by the escrow deposit. However, these escrow obligations will significantly impede the Company's ability to apply the capital generated from its cigarette sales as it sees fit and the amount required to be placed in escrow for each carton sold may exceed the net cash flow generated by each carton sold. Based on Star's projected increase in sales for future years, the Company will have to pay significant sums into these escrow accounts to meet the Master Settlement Agreement requirements. The Company has attempted to mitigate these MSA payments by, among other things, focusing its efforts on increasing market share in states in which it does not have purported obligations to make payments into escrow under state qualifying statutes enacted pursuant to the MSA.

  Assuming consummation of the transactions contemplated by the Letter of Understanding, the Company believes that its existing working capital, together with anticipated earnings from its operations, will be sufficient to meet its liquidity and capital requirements in the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, any escrow obligations it may be required to comply with under the MSA, the success of the Company's new product development efforts and the other factors described under "Factors That May Affect Future Results."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that its exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

Item 8. Financial Statements

  This information is contained on F-1 through F-25 hereof and is incorporated into Part I of this report by reference.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The Board of Directors is divided into three classes. Members of each class serve for a three-year term and until the election and qualification of their successors, or their earlier resignation or removal. The term of office for the Class Three Directors, Robert J. DeLorenzo, M.D., Ph.D., M.P.H., Leo S. Tonkin, Christopher G. Miller and Neil Chayet will expire on the date of the 2004 Annual Meeting if they are reelected at the 2001 Annual Meeting. Paul L. Perito and Elliot D. Prager, M.D. currently serve as Class One Directors and their current term in office expires at the 2002 Annual Meeting. Jonnie R. Williams, Martin Leader, and Mark W. Johnson currently serve as Class Two Directors and their current term in office expires at the 2003 Annual Meeting.

Class Three Directors--Terms Expiring at the Annual Meeting in 2001

  Neil Chayet. Mr. Chayet, 62, is a Class Three director of the Company. He was elected to the Board in November 2000. He is President of Chayet Communications Group, Inc., and Special Counsel to the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. He is also a member of the Faculty of the Harvard Medical School, serving as a Lecturer in Forensic Psychiatry in the Department of Psychiatry. He also serves as a member of the Faculty of the Tufts University Schools of Dental Medicine and Veterinary Medicine. He served as a Trustee of Tufts for ten years, and presently is a member of the Board of Overseers of the Tufts University School of Veterinary Medicine. He has recently been named Vice President of the Harvard Law School Association. Mr. Chayet began his career teaching law to psychiatrists at the Boston University Law-Medicine Institute and has long been involved with issues related to medicine and the law. He is the author of four books and more than 60 articles in the field of law and medicine. He has also represented physicians, hospitals and pharmaceutical companies in matters involving malpractice, certificate of need, fraud and abuse, and approval and reimbursement of drugs and devices. In recent years he has developed particular expertise in matters related to the Health Care Financing Administration, including Medicare reimbursement, fraud and abuse and Medicaid computer systems. Mr. Chayet is perhaps best known as the host of a CBS daily nationally syndicated radio program "Looking at the Law" and a weekly two-hour call-in program originating on WBZ in Boston. Mr. Chayet is a graduate of Tufts University and the Harvard Law School.

  Robert J. DeLorenzo, M.D., Ph.D., M.P.H. Dr. DeLorenzo, 52, is a Class Three director of the Company. He has served as a director of the Company from February 1998 and served as Chairman of the Company's Board of Directors from February 1998 until August 2000. Dr. DeLorenzo served as the Company's Chief Executive Officer from October 1998 through November 1999. Since 1985, he has served as Chairman of the Department of Neurology, the George B. Bliley Professor of Neurology, and Professor of Pharmacology and Toxicology and Biochemistry and Biophysics at Virginia Commonwealth University, as well as Neurologist-in-Chief of the Medical College of Virginia Hospitals and Director of the Molecular Neurobiology Laboratories at the Medical College of Virginia. Prior to 1985, Dr. DeLorenzo was on the neurology faculty at Yale University. Dr. DeLorenzo has authored over 300 original publications and has received numerous research awards including the Jacob Javits Award from the National Institutes of Health and the Jordi-Folch-Pi Award from the American Society of Neurochemistry. He serves on the editorial boards of several scientific journals and served on and chaired National Institutes of Health Study Sections. Dr. DeLorenzo holds a Ph.D. in neuropharmacology from Yale University, an M.D. from Yale University School of Medicine and an M.P.H. from the Yale School of Epidemiology and Public Health.

  Christopher G. Miller. Mr. Miller, 42, is a Class Three director of the Company and served as the Company's Acting Chief Financial Officer from April 2000 until September 2000, and as Chief Financial Officer beginning in September 2000. He also serves as Chief Executive Officer of The Special Opportunities Group

LLC. Prior to his service at The Special Opportunities Group LLC, Mr. Miller served as Chief Financial Officer of The Gilder Group from 1998 to 1999, Chief Executive Officer of American Healthcare Ltd. from 1994 to 1998, Chief Executive Officer of International Medical Care, Ltd. from 1992 to 1993, and Chief Financial Officer and Executive Vice President of Hospital Corporation International from 1991 to 1992. Upon his graduation from Harvard Business School, Mr. Miller was employed by Bear Stearns Companies Inc. in New York as an Associate in Investment Banking. Mr. Miller serves on the Board of Directors of XiTec, SignalQuest, Ana Mandara and Zhou Li's Marco Polo Collections. Mr. Miller graduated from the U.S. Military Academy at West Point in 1980 with a B.S. in Engineering and received an MBA from Harvard Business School in 1987.

  Leo S. Tonkin. Mr. Tonkin, 63, is a Class Three Director of the Company. He has served as a director of the Company since October 1998. He is Founding Director of the Washington Workshops Foundation, established in 1967 and serves as President of Travel Seminars, Inc. He served as a member of the White House Conference on Youth in 1971, Special Assistant to the Chairman of the U.S. House of Representatives Select Committee on Crime, Legal Consultant to the U.S. House of Representatives Higher Education Subcommittee, and Executive Director of the Commissioners' Council on Higher Education in Washington, D.C. He has served as Chairman of the Board of Trustees of St. Thomas Aquinas College and as a Board member of Southeastern University and Immaculata College. He is a vice president of the London, England Federation of Youth Clubs and advisor to the Retinitis Pigmentosa Foundation in California. Mr. Tonkin is a graduate of Johns Hopkins University and received his law degree from Harvard Law School.

Class One Directors--Terms Expiring at the Annual Meeting in 2002

  Paul L. Perito. Mr. Perito, 64, is a Class One director of the Company and the Company's Chairman, President and Chief Operating Officer. He has served as Chairman of the Company since August 2000, as a director of the Company since December 1999 and as the Company's President and Chief Operating Officer since November 1999. Mr. Perito served as the Company's Executive Vice President, General Counsel and Chief Ethics Officer from June 1999 through November 1999. Previously, Mr. Perito was a senior partner in the law firm of Paul, Hastings, Janofsky & Walker LLP ("PHJ&W") from July 1991 until June 1999 when he became a senior counsel to the firm at the time he joined the Company. Mr. Perito has resigned his position as senior counsel to PHJ&W as of March 31, 2001 after serving as National Co-Chair of the White Collar Corporate Defense Practice Group at PHJ&W since 1991, and Chair of the Litigation Department in that firm's Washington, D.C. office since 1995. Prior to his re-entry into private practice, he served as Chief Counsel and Deputy Director of the White House Special Action Office on Drug Abuse Prevention ("Drug Czar's Office") from 1971 to 1973. Mr. Perito was confirmed by the Senate for that position in March 1972. From 1970 to 1971, Mr. Perito served as Chief Counsel and Staff Director to the U.S. House of Representatives Select Committee on Crime. Immediately prior to serving the Congress, Mr. Perito was an Assistant United States Attorney in the Southern District of New York, U.S. Department of Justice from 1966 to 1970. Mr. Perito graduated from Tufts University and Harvard Law School. Mr. Perito was a Rotary International Scholar at the Victoria University of Manchester in Manchester, England and in Lund University, Lund, Sweden in P.P.E. in 1960-61 before entering Harvard Law School. Mr. Perito graduated from Harvard Law School (LLB/JD), as an Edward John Noble Scholar, in 1964 and was thereafter admitted to the Bar of the Commonwealth of Massachusetts. He is also a member of the District of Columbia Bar and is admitted to practice in numerous federal District Courts, Courts of Appeal and the United States Supreme Court.

  Elliot D. Prager, M.D. Dr. Prager, 58, is a Class One director of the Company. He has served as a director of the Company since August 1999. From 1974 to 2000, he performed colon and rectal surgery at the Sansum Medical Clinic in Santa Barbara, California, and served on its Board of Directors from 1980 to 1986. From 1995 to September 1999, he served as Chairman of the Residency Review Committee for Colon and Rectal Surgery. From 1998 to the present he has served as Medical Director of the Cottage Hospital Operating Room. He holds an appointment as Associate Clinical Professor at the University of Southern California. Dr. Prager graduated from Dartmouth College and holds his M.D. from Harvard Medical School.

Class Two Directors--Terms Expiring at the Annual Meeting in 2003

  Jonnie R. Williams. Mr. Williams, 44, is a Class Two director of the Company and the Company's Chief Executive Officer. Mr. Williams was one of the original founders of ST&P, and has served as Chief Operating Officer ("COO"), Executive Vice President ("EVP") and a Director of the Company since October 1998. On July 1, 1999, in order to concentrate upon the expanding demands of Star's sales and new product development, Mr. Williams resigned as COO and EVP to assume the primary responsibilities of Director of Product Development and Sales. Mr. Williams, a principal stockholder of the Company, is also the inventor of the StarCuredTM tobacco curing process for reducing and/or virtually eliminating the formation of TSNAs in tobacco and tobacco smoke. Mr. Williams has been involved in venture capital start-up bio-tech companies for over a decade where he has been either a major shareholder or a co-founder of the following companies: LaserSight, LaserVision, VISX and APP (a New York-based pharmaceutical company). Also, Mr. Williams is a partner of Regent Court, and is a principal in Jonnie Williams Venture Capital Corp., as well as a principal in Hopkins Capital Partners, Ltd., a closely held bio-tech company engaged in developing drugs for the treatment of AIDS and cancer, some of which are now undergoing FDA clinical trials.

  Mark W. Johnson. Mr. Johnson, 37, is a Class Two director of the Company. He has served as a director of the Company since June 1999. He currently serves as Chief Executive Officer of Innosight, LLC, where he has been since 1999, and previously served as Chief Operating Officer. Prior to his service at Innosight, LLC, Mr. Johnson served as Senior Vice President of the Gilder Group. From 1994 to 1999, he served as a management consultant with Booz-Allen & Hamilton, Inc. From 1989 to 1994, he served as a nuclear power trained Naval officer in Virginia Beach, Virginia and Washington, D.C. He also serves as a director of the Washington Workshops Foundation. Mr. Johnson graduated from the United States Naval Academy, received a Masters of Science in Civil Engineering and Engineering Mechanics from Columbia University and subsequently graduated from the Harvard Business School.

  Martin Leader. Mr. Leader, 60, is a Class Two director of the Company. He has served as a director of the Company since June 2000. Mr. Leader currently is a partner at the law firm of Shaw Pittman in Washington, D.C. Prior to his service at Shaw Pittman, Mr. Leader was a senior partner with the law firm of Fisher Wayland Cooper Leader & Zaragoz in Washington, D.C. from 1973 to 1999. He is currently a principal and director of OnlineLaunch. Mr. Leader has served on the staff of the Office of Opinions and Review of the Federal Communications Commission. He is a member of the District of Columbia Bar and of the Federal Communications Bar Association. Mr. Leader graduated from Tufts University and Vanderbilt University Law School.

Executive Officers of the Company who are not Directors

  Sheldon L. Bogaz. Mr. Bogaz, 35, has served as ST&P's Vice President of Trade Operations since October 1999 and is responsible for managing customer relationships, developing new business, and formulating and implementing pricing and trade programs. He served as the Vice President of Sales and Trade Operations of the Company from September 1995 to October 1999. Prior to joining the Company in 1995, Mr. Bogaz served as a Commercial Lender with NationsBank from 1992 to 1995. He holds a Bachelor of Science Degree in Business Administration from Virginia Commonwealth University.

  David M. Dean. Mr. Dean, 41, has served as Vice President of Sales and Marketing of the Company since November 1999. From 1998 to October 1999, he served as a Principal of Group Insurance Concepts of Virginia, L.C., an employee benefits consulting firm and an affiliate of Northwestern Mutual. From 1984 to 1998, Mr. Dean was employed with Trigon Blue Cross/Blue Shield in Richmond, Virginia, where he held a variety of executive positions over a 14 year period, including Vice President of the Eastern Region from 1994 to 1996, Vice President of Sales from 1996 to 1997 and Vice President of Sales and Account Management for the Eastern and Western Regions from 1997 to 1998. Trigon Blue Cross/Blue Shield is the largest health insurer in Virginia. Mr. Dean is a graduate of Elon College.

  Paul H. Lamb, III. Mr. Lamb, 68, has served as a director and as President and Chief Executive Officer of ST&P since December 1999. From 1990 to 1994, he served as President of ST&P, and he has served as a director of that company since 1990. He served as a consultant to the Company until assuming his current position in January 1999. From 1986 to 1990, Mr. Lamb founded and operated Lamb Services, Ltd., an engineering consulting firm, and from 1958 to 1986 he was employed with Brown & Williamson Tobacco Corporation where he held a variety of engineering positions. Mr. Lamb has served as a director of the Southside Regional Medical Center in Petersburg, Virginia for twenty-six years. Mr. Lamb graduated from Virginia Military Institute (VMI) with a degree in civil engineering.

Section 16 (a) Beneficial Ownership Reporting Compliance

  Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires directors and executive officers and persons, if any, owning more than ten percent of a class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of the Company's equity and equity derivative securities. Based solely upon a review of the copies of such reports furnished to the Company, or written representations from reporting persons, the Company believes that all required persons during 2000 were in compliance. During 2000, Mr. Leader was delinquent in filing a Form 4 due to an administrative error, but Mr. Leader is now in compliance.

Item 11. Executive Compensation

Summary Compensation Table

  The following table sets forth, for each individual who served as Chief Executive Officer and the other most highly compensated officers of the Company (the "Named Executive Officers"), certain information concerning compensation.

                                                                             Long Term
                              Annual Compensation                       Compensation Awards
                              ----------------------                  ------------------------
                                                        Other Annual   Restricted  Securities
Name and Principal             Salary                   Compensation     Stock     Underlying   All Other
Position                 Year    ($)       Bonus ($)        ($)       Award ($)(1) Options (#) Compensation
- ------------------       ---- ---------    ---------    ------------  ------------ ----------- ------------
Jonnie R. Williams...... 2000 1,000,000    1,400,000      287,906         --              --       --
Chief Executive
 Officer(2)              1999 1,000,000    1,400,000          --          --              --       --
                         1998   400,000(3)       --           --          --              --       --

Paul L. Perito.......... 2000 1,000,000      900,000          --          --              --       --
Chairman, President and
 Chief                   1999   350,432      250,000(5)    25,000(6)      --        1,000,000      --
Operating Officer(4)

David M. Dean........... 2000   251,500      120,229       11,334         --          350,000      --
Vice President           1999    49,563          --         3,436         --              --       --

Sheldon L. Bogaz........ 2000       --       261,239       20,926         --          250,000      --
Vice President ST&P      1999       --       306,546       10,119         --              --       --

- --------
(1) The Company did not award any stock appreciation rights to the executive officers or make any long-term incentive plan payouts in 2000, 1999, 1998 and 1997.
(2) Mr. Williams was appointed Chief Executive Officer in November 1999. Mr. Williams served as Senior Vice President of Marketing and Product Development of the Company from June 1999 to November 1999 and served as the Company's Chief Operating Officer and Executive Vice President from October 1998 through June 1999.
(3) Represents management fees paid to Mr. Williams prior to his employment with the Company.
(4) Mr. Perito was elected as the Company's Chairman in August 2000. Mr. Perito was appointed as the Company's President and Chief Operating Officer in November 1999. Mr. Perito served as the Company's Executive Vice President, General Counsel, Secretary and Chief Ethics Officer from June 1999 until November 1999.
(5) The Company paid Mr. Perito $250,000 in the form of a signing bonus in 1999 and paid Mr. Perito a bonus of $250,000, based on the Company's and Mr. Perito's performance in March 2000.
(6) Represents the difference between the price paid by Mr. Perito for 2,000,000 shares of the Company's Common Stock and the fair market value of such stock as determined by the Company in compliance with Internal Revenue Service regulations.

Option Grants During 2000

  The following table sets forth, for the Named Executive Officers, certain information concerning stock options granted to them during 2000. We have never issued stock appreciation rights. Options were generally granted at an exercise price equal to the fair market value of the Common Stock at the date of grant. The term of each option granted is generally ten years from the date of grant. Options may terminate before their expiration dates, if the optionee's status as an employee or a consultant is terminated or upon the optionee's death or disability.

                                   Individual Grants
                                 ---------------------
                                                                               Potential Realizable
                                                                                 Value at Assumed
                                  % of Total                                      Rates of Stock
                                   Options    Exercise                          Price Appreciation
                                  Granted to  or Base  Market Price             for Option Term(1)
                         Options Employees in  Price    on Date of  Expiration ---------------------
Name                     Granted Fiscal Year   ($/Sh)    Grant($)      Date      5%($)     10%($)
- ----                     ------- ------------ -------- ------------ ---------- --------- -----------
David M. Dean........... 350,000     51.9%     $4.00      $4.00      10/5/10    $880,600  $2,231,600
Sheldon L. Bogaz........ 250,000     37.0      $4.00      $4.00      10/5/10    $629,000  $1,594,000

- --------
(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the stock price of the Company. If the Company's stock price were in fact to appreciate at the assumed 5% or 10% annual rate for the ten year term of these options, a $1,000 investment in the Common Stock of the Company would be worth $1,629 and $2,594, respectively, at the end of the term.

Aggregated Option Exercises in 2000 and Year-End Option Values

  The following table sets forth, for the Named Executive Officers, certain information concerning options exercised during fiscal 2000 and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2000. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2000 ($2.438 per share) and the exercise price of the officer's options. The Company has never issued stock appreciation rights.

                                                   Number of Securities
                                                  Underlying Unexercised     Value of Unexercised
                          Number of                     Options at          In-The-Money Options at
                           Shares                    December 31, 2000       December 31, 2000($)
                         Acquired on    Value    ------------------------- -------------------------
Name                     Exercise(#) Realized($) Exercisable Unexercisable Exercisable Unexercisable
- ----                     ----------- ----------- ----------- ------------- ----------- -------------
Jonnie R. Williams......     --          --             --          --           --         --
Paul L. Perito..........     --          --       1,000,000         --      $753,000        --
David M. Dean...........     --          --         218,750     131,250          --         --
Sheldon L. Bogaz........     --          --         250,000         --           --         --

  The Company does not have a defined benefit plan or actuarial pension plan. During 2000, the Company did not have a "long-term incentive plan", and the Company did not make any "long-term incentive awards", as such terms are defined in Item 402 of Regulation S-K. During 2000, no stock options were exercised by any optionee.

Compensation Committee Interlocks and Insider Participation

  None.

Board of Directors Compensation

  Each independent director of the Company, as classified as such by the Board of Directors ("Independent Directors"), is granted a stock option to purchase up to 50,000 shares of Common Stock on the date such Independent Director is first elected to the Board of Directors, exercisable over a three-year period, in equal installments on each of the first three anniversaries of the date of grant. As an annual retainer, each Independent Director additionally receives a stock option to purchase up to 25,000 shares of Common Stock granted on each anniversary of such Independent Director's initial election to the Board of Directors, exercisable immediately. Each stock option granted to an Independent Director under the Company's 2000 Equity Incentive Plan will be exercisable at a price equal to the fair market value of the Common Stock on the date of grant (as determined in accordance with the Plan).

  Each Independent Director also receives a payment of $2,500 for his participation in each meeting of the Board of Directors and any committee meeting attended personally and $1,500 for his participation in each meeting of the Board of Directors and any committee meeting attended telephonically.

  Messrs. Chayet, Johnson, Leader, Tonkin and Dr. Prager currently are designated as Independent Directors. This designation is intended solely for the purpose of clarifying which directors are entitled to compensation for their services as directors. Directors not designated as Independent Directors generally are those who in the past have been, or currently are being, compensated by the Company for other services rendered, or who have waived their right to receive director compensation. Directors who are employees receive compensation in their capacity as Company employees but do not receive any compensation for board or committee meetings, nor do they receive the "Options Package" made available to individuals serving as Independent Directors.

Employment Agreements

  During April 1999, the Company entered into an employment agreement with Mr. Perito which expires June 15, 2002. In addition to a $1,000,000 base salary, the agreement provides for annual performance bonuses as approved by the Compensation Committee. The agreement with Mr. Perito also granted him the right to purchase 2,000,000 shares of the Company's common stock at $1 per share, and the Company agreed to finance the purchase with a loan bearing interest at 7% (due annually) with all principal due in July 2005. The stock purchase occurred in 1999, and the related $2,000,000 note receivable is presented as a reduction of stockholders' equity in the 2000 and 1999 balance sheets. Since the note is non-recourse with respect to accrued unpaid interest and 85% of the principal, this stock purchase right has been accounted for as an option. The Company has recognized interest income of approximately $134,000 and $90,000 during 2000 and 1999, respectively, in connection with the note. In connection with the aforementioned agreement, Mr. Perito was also granted qualified stock options to purchase 1,000,000 share of stock at $1 11/16 per share, the price of the Company's common stock on the date of grant. Such options vested immediately.

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

  On October 6, 2000, the Company entered into an employment agreement with David Dean, as the Vice President of Sales and Marketing, which expires on December 31, 2001. In addition to a $250,000 base salary, the agreement provides for a commission on the sale of cigarettes made by the Company up to a maximum of $250,000 per year during 2000 and 2001. The agreement with Mr. Dean also grants him the right to purchase 350,000 shares of the Company's common stock at $4.00 per share, of which 175,000 options vested as of the date of the employment agreement, and the remaining balance of 175,000 options, vest in equal monthly increments over the twelve-month period following execution of the employment agreement. Upon termination by the Company of Mr. Dean's employment without Cause or by Mr. Dean for Good Reason) as defined in the employment agreement), the Company will be obligated to pay to Mr. Dean all salary and commissions that would be due under the employment agreement through the end of the term of the employment agreement. Under the terms of Mr. Dean's employment agreement, termination for Good Reason includes, but is not limited to, certain transactions which result in a change in voting control of the Company or a disposition of a majority of the Company's income producing assets. Furthermore, in the event Mr. Dean does not accept the position of president and chief operating officer of ST&P in the event of a sale of ST&P, Mr. Dean may terminate his employment for Good Reason.

  On September 15, 2000, the Company entered into an employment agreement with Christopher G. Miller, the Chief Financial Officer, which was to expire on September 15, 2002, with certain renewal options. In addition to a $120,000 base salary, the agreement provided for annual performance bonuses as approved by the Compensation Committee. The agreement with Mr. Miller also granted him the right to purchase 50,000 shares of the Company's common stock at $4.00 per share, of which 25,000 shares vested on September 15, 2001 and 25,000 shares vest on September 15, 2002. As of March 15, 2001, the Company entered into an Amended and Restated Employment Agreement with Mr. Miller, which expires on March 15, 2003, with certain renewal options. In addition to a base salary of $225,000, the agreement provides for performance bonuses as approved by the Compensation Committee. This amended and restated agreement supercedes the September 15, 2000 employment agreement, except as to the option granted to Mr. Miller under that agreement. The amended and restated agreement with Mr. Miller also grants him the right to purchase 250,000 shares of the Company's common stock at $1.844 per share, of which 100,000 options vest immediately, 100,000 vest on March 13, 2002, and 50,000 vest on September 15, 2002. Upon termination by the Company of Mr. Miller's employment without Cause, the Company will be obligated to pay to Mr. Miller severance payments equal to six months salary, paid on a monthly basis. Furthermore, if there is a change of control of the Company (as defined in the employment agreement), and Mr. Miller's agreement does not continue in effect after such a change in control, the Company will, within 60 days of notifying Mr. Miller of such termination, pay to Mr. Miller (a) a lump sum payment equal to all salary then due and payable and (b) severance payments equal to six months salary, paid on a monthly basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth as of February 28, 2001 certain information with respect to the beneficial ownership of the Company's Common Stock by each beneficial owner of more than 5% of the Company's voting securities, each Director and each executive officer, and all Directors, executive officers and officers of the Company as a group, except as qualified by the information set forth in the notes to this table.

                                                          Shares
                                                       Beneficially Percentage
Name                                                     Owned(1)    Owned(2)
- ----                                                   ------------ ----------
Irrevocable Trust #1 FBO(3)...........................  19,058,576     31.9%
Francis E. O'Donnell, M.D.
709 The Hamptons Lane
Chesterfield, MO 63017

Jonnie R. Williams(4).................................   5,845,264     26.5%

Prometheus Pacific Growth Fund, LDC...................   5,202,640      8.7%
P.O. Box 1062
George Town, Grand Cayman, B.W.I.

Francis E. O'Donnell, Jr., M.D.(5)....................   3,368,362      5.6%
709 The Hamptons Lane
Chesterfield, MO 63017

Paul L. Perito(6).....................................   3,049,000      5.0%
7475 Wisconsin Ave, Suite 850
Bethesda, MD 20814

Robert DeLorenzo, M.D., Ph.D., M.P.H.(7)..............   1,021,000        *

David M. Dean(8)......................................     321,350        *

Christopher G. Miller(9)..............................     163,000        *

Elliot D. Prager(10)..................................     152,445        *

Mark W. Johnson(11)...................................     118,000        *

Sheldon L. Bogaz(12)..................................      61,100        *

Leo S. Tonkin(13).....................................      75,000        *

Martin Leader(14).....................................      30,000        *

Neil Chayet(15).......................................      15,000        *

All Directors, Executive Officers and Officers (14
 Persons).............................................  48,480,737     78.5%

- --------
(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days, by April 30, 2001, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them. Unless otherwise noted, the address for each of the above persons is c/o Star Scientific, Inc. 801 Liberty Way, Chester, Virginia 23836.
(2) The "Percentage Owned" calculations are based on the outstanding shares of Common Stock as of February 28, 2001.
(3) Includes 19,058,576 shares owned by a trust for the benefit of Francis E. O'Donnell, Jr., M.D., over which Kathleen O'Donnell has sole voting and investment power. Excludes 2,268,362 shares owned by a trust for the benefit of Dr. O'Donnell's children, over which Mrs. P. O'Donnell has sole voting and investment power.

(4) Includes 15,915,264 shares held by Mr. Williams. Also includes 1,100,000 shares held by Regent Court of which Mr. Williams is deemed to have beneficial ownership by virtue of his membership in Regent Court and over which he shares voting and investment power with Dr. O'Donnell.
(5) Includes 2,268,362 shares owned by a trust for the benefit of Mr. Williams' children, over which Dr. O'Donnell has sole voting and investment power. Also includes 1,100,000 shares held by Regent Court of which Dr. O'Donnell is deemed to have beneficial ownership by virtue of his membership in Regent Court and over which he shares voting and investment power with Mr. Williams.
(6) Includes 2,000,000 shares held by Mr. Perito, 1,000,000 shares which Mr. Perito has the right to acquire upon exercise of stock options which are presently exercisable and an aggregate of 49,000 shares held by his children or in trust for the benefit of his children, of which Mr. Perito disclaims beneficial ownership.
(7) Includes 30,000 shares held by Dr. DeLorenzo's children. Dr. DeLorenzo disclaims beneficial ownership of shares held by his children. Includes 500,000 shares which Dr. DeLorenzo has the right to acquire upon exercise of stock options which are presently exercisable.
(8) Includes 36,250 shares which Mr. Dean has the right to acquire upon exercise of stock options which are presently exercisable and 1,100 shares owned by Mr. Dean's spouse.
(9) Includes 163,000 shares which Mr. Miller has the right to acquire upon exercise of stock options which are presently exercisable.
(10) Includes 75,000 shares which Dr. Prager has the right to acquire upon exercise of stock options which are presently exercisable. Also includes 3,000 shares owned by Dr. Prager's children and 1,000 shares owned by Dr. Prager's Mother-in-Law, of which Dr. Prager disclaims beneficial ownership.
(11) Includes 118,000 shares which Mr. Johnson has the right to acquire upon exercise of stock options which are presently exercisable.
(12) Includes 50,000 shares which Mr. Bogaz has the right to acquire upon exercise of stock options which are presently exercisable.
(13) Includes 75,000 shares which Mr. Tonkin has the right to acquire upon exercise of stock options which are presently exercisable.
(14) Includes 25,000 shares which Mr. Leader has the right to acquire upon exercise of stock options which are presently exercisable.
(15) Includes 15,000 shares which Mr. Chayet has the right to acquire upon exercise of stock options which are presently exercisable.

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

  Mr. Williams and Dr. O'Donnell jointly own an airplane. The Company has utilized the airplane for business travel throughout the United States and to Mexico to client, vendor and scientific or technical consultant locations that are not near or easily accessible to airports with regularly scheduled or frequent commercial airline services. Payments made by the Company to Dr. O'Donnell and Mr. Williams with respect to aircraft expenses were $787,610 in 2000, $442,238 in 1999 and $185,544 in 1998, and were billed at cost.

  During 1998, Mr. Williams made loans to the Company on a short-term basis at the minimum level of interest provided for by the Internal Revenue Service. These loans amounted to $710,000 in 1998. All such loans were repaid in full during the year in which they were made. On December 31, 1999, Mr. Williams signed a promissory note for $1,087,806 in connection with a loan by the Company to Mr. Williams in the same amount.

The promissory note was repayable on December 31, 2000 and bore interest at 5.66%. Mr. Williams repaid this note via compensation reduction. On December 31, 2000, Mr. Williams signed a promissory note for $800,000 in connection with a loan by the Company to Mr. Williams in the same amount. The promissory note is repayable on December 31, 2001 and bears interest at 5.66%.

  The Company paid to Golden Leaf, a company owned by Malcolm L. "Mac" Bailey, a former director of the Company until November 2000 and the Company's President from October 1998 to November 1999, approximately $1.60 million in 2000, $630,000 in 1999 and $60,000 in 1998 for tobacco purchases and commissions in connection with Golden Leaf's processing of StarCuredTM tobacco at the Chase City facility, and the Company received $709,000 in 2000, $580,000 in 1999 and $165,000 in 1998 for the sale of tobacco to Golden Leaf.

  Additionally, pursuant to a consulting agreement entered into between the Company and Mr. Bailey in 1998, Mr. Bailey agreed to provide consulting services to the Company. The Company was required to pay Mr. Bailey $80,000 per year plus a commission to Golden Leaf on all flue-cured tobacco processed by the Company. The Company paid Mr. Bailey $86,667 in 2000 and $118,000 in 1999 pursuant to this agreement and for services as President of the Company, and the commission to Golden Leaf noted above in connection with the processing of StarCured(TM) tobacco at the Chase City facility. The consulting agreement would have expired in October 2003, but was terminated in February 2001 in place of a new agreement (the "February 2001 Agreement"). Under the February 2001 Agreement, the Company is required to pay Mr. Bailey a commission equal to $0.07 per pound on the first 15 million pounds and $0.05 per pound on all additional flue-cured tobacco processed at Star's facility in Chase City through 2003. Mr. Bailey, through Golden Leaf, is responsible for processing tobacco at the Chase City facility. Under the February 2001 Agreement, Mr. Bailey also has the right to purchase barns from the Company and to obtain a license for low-TSNA tobacco.

  In 2000 and 1999, the Company paid $1,946,159 and $940,000, respectively, to PHJ&W with respect to various services and legal matters relating to a broad variety of professional issues connected with the Company's business. Mr. Perito was a partner of such firm until June 1999 and senior counsel to the firm until he resigned from the position of senior counsel on March 31, 2001, Mr. Perito received no income from PHJ&W based on any work it performed for the Company.

  The Company employs Chayet Communications Inc., a company owned by Neil Chayet, a director of the Company, for communications and legal consulting on a month-to-month basis. Services rendered by Chayet Communications include communications, consulting with the public health and legal sectors on matters relating to the labeling of new products and the development of enhanced health warning and comparative content disclosure. In this capacity, Chayet Communications was compensated at a rate of $8,000 per month for a total of $96,000 in 2000, and in 1999 Mr. Chayet received options to purchase 15,000 shares at an exercise price of $5.70 per share. These options are fully vested.

  In 2000, the Company paid Mark W. Johnson, a director of the Company, $100,000 for consulting services performed up until June 30, 2000. Such services rendered by Mr. Johnson included the development of a strategic plan for the Company and recommendations to implement such plan. In 1999, Mr. Johnson received options to purchase 43,000 shares of Common Stock at an exercise price of $3.375 in exchange for consulting services.

  In 2000, the Company paid Christopher G. Miller, a director of the Company, $31,500 for consulting services performed from April 6, 2000 until September 15, 2000 during the time that he was serving as the Acting Chief Financial Officer. Mr. Miller also received options to purchase 25,000 shares of Common Stock at an exercise price of $4.125 as part of compensation for these services. On September 15, 2000, Mr. Miller signed an Employment Agreement with the Company. (See Employment Agreements). In 1999, Mr. Miller received $6,667 and options to purchase 38,000 shares of Common Stock at an exercise price of $3.375 in exchange for consulting services.

Item 14. Exhibits and Reports on Form 8-K

  1. Exhibits

 Number Description
 ------ -----------
  2.01  Asset Purchase Agreement between Star Scientific, Inc., a Delaware
        Corporation and Eyetech, LLC, a Minnesota Limited Liability Company, by
        Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998(1)
  2.02  Escrow Agreement between Star Scientific, Inc., a Delaware Corporation,
        Eyetech, LLC, a Minnesota Limited Liability Company and Robert J.
        Fitzsimmons, an individual residing in St. Paul, Minnesota, and Jonnie
        R. Williams and Vincent Ellis as Escrow Agents, dated February 16,
        1999, and effective December 30, 1998(1)
  3.01  Restated Certificate of Incorporation(2)
  3.02  Certificate of Amendment of Restated Certificate of Incorporation,
        dated March 25, 1993, and effective April 2, 1993(3)
  3.03  Certificate of Amendment of Restated Certificate of Incorporation,
        dated March 25, 1993, and effective April 2, 1993(3)
  3.04  Certificate of Amendment of Certificate of Incorporation, dated
        December 15, 1998(4)
  3.05  Bylaws of the Company as Amended to Date(2)
 10.18  Stock Exchange Agreement between the Company and the stockholders of
        Star Tobacco & Pharmaceuticals, Inc., dated February 6, 1998(5)
 10.19  License Agreement between Star Tobacco & Pharmaceuticals, Inc., as
        Licensee and Regent Court Technologies, Jonnie R. Williams, and Francis
        E. O'Donnell, J.R. , M.D., as Licensor, dated January 5, 1998(6)
 10.21  Exclusive Supply Agreement between Star Tobacco & Pharmaceuticals, Inc.
        and Amana Company, L.P., dated August 18, 1998(7)
 10.22  Purchase and Sale Agreement between Prometheus Pacific Growth Fund LDC, a Cayman Island Limited Duration Company, and Eye Technology, Inc., a
        Delaware Corporation, dated July 10, 1998(8)
 10.23  Amendment No. 1 to License Agreement between Regent Court Technologies,
        Jonnie R. Williams, Francis E. O'Donnell, J.R., M.D. and Star Tobacco &
        Pharmaceuticals, Inc., dated August 3, 1998(9)
 10.24  1998 Stock Option Plan, as amended(10)
 10.25  2000 Equity Incentive Plan
 10.26  Executive Employment Agreement dated as of April 27, 1999 entered into by the Company, Jonnie R. Williams and Paul L. Perito(11)
 10.27  Qualified Stock Option Agreement dated as of April 27, 1999 between the
        Company and Paul L. Perito(12)
 10.28  Executive Employment Agreement dated as of April 12, 1999 entered into by the Company and James A. McNulty(12)
 10.29  Stock Option Agreement dated as of April 12, 1999 entered into by the
        Company and James A. McNulty(12)
 10.30  Restricted Stock Award Agreement dated as of April 12, 1999 entered into by the Company and James A. McNulty(12)
 10.31  Amended and Restated Manufacture and License Agreement between the
        Company and Powell Manufacturing Company, Inc., dated October 12,
        1999(13)
 10.32  Agreement between the Company and Brown & Williamson Tobacco
        Corporation, dated October 12, 1999(13)

 Number Description
 ------ -----------
 10.33  Loan Agreement between the Company and Brown & Williamson Tobacco
        Corporation, dated October 12, 1999(13)
 10.34  Security Agreement between the Company and Brown & Williamson Tobacco
        Corporation, dated December 16, 1999(13)
 10.35  Supply Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown
        & Williamson Tobacco Corporation, dated January 1, 2000(13)
 10.36  Cigarette Manufacturing Agreement between Star Tobacco &
        Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated
        January 1, 2000(13)
 10.37  Loan and Security Agreement between Star Tobacco & Pharmaceuticals,
        Inc. and Finova Capital Corporation, dated January 20, 2000(13)
 10.38  Lease and Purchase Option Contract between the Company and the
        Industrial Development Authority of the Town of Chase City, Virginia,
        dated March 10, 2000(13)
 10.39  Form of Director Indemnification Agreement(10)
 10.40  Form of Officer Indemnification Agreement(10)
 10.41  First Amendment to Loan and Security Agreement between Star Tobacco &
        Pharmaceuticals, Inc. and Finova Capital Corporation, Business Credit,
        dated April 12, 2000(10)
 10.42  Modification Agreement among the Company, Jonnie R. Williams and Paul
        L. Perito, dated December 1, 1999(10)
 10.43  Second Modification Agreement among the Company, Jonnie R. Williams and
        Paul L. Perito, dated October 6, 2000
 10.44  Executive Employment Agreement between the Company and David Dean, dated October 6, 2000
 10.45  Restated Loan Agreement between the Company, Star Tobacco &
        Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated
        August 21, 2000(14)
 10.46  Restated Security Agreement between the Company and Brown & Williamson
        Tobacco Corporation, dated August 21, 2000(14)
 10.47  Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and
        Brown & Williamson Tobacco Corporation, dated August 21, 2000(14)
 10.48  Guaranty Agreement between the Company and Brown & Williamson Tobacco
        Corporation, dated August 21, 2000(14)
 10.49  Guarantee Agreement between Star Tobacco & Pharmaceuticals, Inc. and
        Brown & Williamson Tobacco Corporation, dated August 21, 2000(14)
 10.50  Executive Employment Agreement dated as of September 15, 2000 between the Company and Christopher G. Miller(14)
 10.51  Amended and Restated Executive Employment Agreement dated as of March
        15, 2001 between the Company and Christopher G. Miller
 10.52  Executive Employment Agreement dated as of March 30, 2001 between the
        Company and Robert E. Pokusa
 16.03  Response Letter from Keiter, Stephens, Hurst, Gary & Shreaves, dated
        January 20, 1999(4)
 21     Subsidiaries of the Company(15)
 23     Consent of Independent Public Accountants
 24     Powers of Attorney (included on signature page)

- --------
 (1) Incorporated by reference to the Company's Current Report on Form 8-K dated March 2, 1999
 (2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992
 (3) Incorporated by reference to the Company's Annual Report on Form 10-KSA for the year ended December 31, 1996
 (4) Incorporated by reference to the Company's Current Report on Form 8-K dated January 15, 1999
 (5) Incorporated by reference to the Company's Current Report on Form 8-K dated February 19, 1998
 (6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998
 (7) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998
 (8) Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 1998
 (9) Incorporated by reference to the Company's Current Report on Form 8-K dated September 11, 1998
(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999
(12) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999
(13) Incorporated by reference to the Company's Registration Statement on Form S-1/A dated May 8, 2000
(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
(15) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998

  2. Reports on Form 8-K

  A Current Report on Form 8-K was filed on August 22, 2000 in connection with the Restated Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated August 21, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Virginia on the 2nd day of April, 2001.

                                          STAR SCIENTIFIC, INC.

                                                 /s/ Jonnie R. Williams
                                          By: _________________________________
                                                     Jonnie R. Williams
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonnie R. Williams and Paul L. Perito, or either of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Jonnie R. Williams           Chief Executive Officer       April 2, 2001
______________________________________  and Director
          Jonnie R. Williams            (Principal Executive
                                        Officer)

       /s/ Paul L. Perito              Chairman of the Board,        April 2, 2001
______________________________________  President and Chief
            Paul L. Perito              Operating Officer

    /s/ Christopher G. Miller          Chief Financial Officer       April 2, 2001
______________________________________  and Director
        Christopher G. Miller           (Principal Financial and
                                        Accounting Officer)

         /s/ Neil Chayet               Director                      April 2, 2001
______________________________________
             Neil Chayet

     /s/ Robert J. DeLorenzo           Director                      April 2, 2001
______________________________________
         Robert J. DeLorenzo

       /s/ Mark W. Johnson             Director                      April 2, 2001
______________________________________
           Mark W. Johnson

        /s/ Martin Leader              Director                      April 2, 2001
______________________________________
            Martin Leader

      /s/ Elliot D. Prager             Director                      April 2, 2001
______________________________________
           Elliot D. Prager

        /s/ Leo S. Tonkin              Director                      April 2, 2001
______________________________________
            Leo S. Tonkin

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2000 AND 1999
                              FINANCIAL STATEMENTS

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Star Scientific, Inc. and Subsidiaries
Chester, Virginia

  We have audited the accompanying consolidated balance sheets of Star Scientific, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  As discussed in Note 14, the Company elected not to join in the Master Settlement Agreement ("MSA") among forty-six states, several U.S. territories and a number of tobacco manufacturers, as a Subsequent Participating Manufacturer. As a result thereof, the Company is purportedly required to annually contribute funds into escrow under statutes which the MSA required participating states to pass if they were to receive the full benefits of the settlement. Such escrowed funds will be available to pay judgments or settlements in tobacco-related litigation, if any, filed by the states and, if not used, returned to the Company in twenty-five years. The Company's 2000 net escrow obligation of approximately $13,000,000 must be funded by April 15, 2001, and this escrow funding obligation may increase in future years.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Scientific, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

                                          /s/ AIDMAN, PISER & COMPANY, P.A.

January 19, 2001
Tampa, Florida

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

                                                         2000         1999
                                                      -----------  -----------
                       ASSETS
Current assets:
 Cash and cash equivalents..........................  $16,746,599  $17,205,248
 Accounts receivable, trade.........................    5,472,503    3,599,965
 Inventories........................................    5,945,157    3,570,609
 Prepaid expenses and other current assets..........      443,565      338,790
 Deferred tax asset.................................      320,000    2,303,000
                                                      -----------  -----------
  Total current assets..............................   28,927,824   27,017,612

Property, plant and equipment, net..................   27,400,960   10,974,029

Intangibles, net of accumulated amortization, (2000,
 $236,017; 1999, $205,217)..........................      709,969      338,043
Other assets........................................      823,328      296,263
Deferred tax asset..................................          --        83,000
MSA Escrow fund.....................................   11,605,155          --
                                                      -----------  -----------
                                                      $69,467,236  $38,708,947
                                                      ===========  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable......................................  $15,950,000  $       --
 Current maturities of long-term debt...............      111,176      275,000
 Accounts payable, trade............................    3,180,976    3,492,755
 Federal excise taxes payable.......................    6,481,351    1,476,524
 Accrued expenses...................................    2,593,396    1,442,521
 Income taxes payable...............................    1,702,000    6,198,000
 Customer deposit...................................          --     6,000,000
                                                      -----------  -----------
  Total current liabilities.........................   30,018,899   18,884,800
Deferred tax liability..............................      900,000          --
Long-term debt, less current maturities.............   13,272,332    7,504,679
                                                      -----------  -----------
  Total liabilities.................................   44,271,231   26,389,479
                                                      -----------  -----------

Commitments and contingencies.......................          --           --

Stockholders' equity:
 Common stock(a)....................................      597,414      587,492
 Preferred stock(b).................................          --           --
 Additional paid-in capital.........................   13,250,166   10,631,876
 Retained earnings..................................   14,228,425    4,187,906
 Notes receivable, officers.........................   (2,800,000)  (3,087,806)
                                                      -----------  -----------
  Total stockholders' equity........................   25,276,005   12,319,468
                                                      -----------  -----------
                                                      $69,467,236  $38,708,947
                                                      ===========  ===========

- --------
(a) ($.01 par value, 100,000,000 shares authorized, 59,741,460 and 58,749,200 shares issued and outstanding in 2000 and 1999, respectively)
(b) (Class A, convertible, 400 shares authorized, no shares issued and outstanding; Series B, convertible; $.01 par value 15,000 shares authorized, no shares issued and outstanding)

                See notes to consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 2000, 1999 and 1998

                                            2000         1999         1998
                                        ------------  -----------  -----------
Net sales.............................  $223,051,180  $99,324,789  $19,445,491
Less:
 Cost of goods sold...................    93,951,534   31,878,879    7,669,428
 Excise taxes on products.............    83,591,686   33,821,112    8,837,868
                                        ------------  -----------  -----------
 Gross profit.........................    45,507,960   33,624,798    2,938,195
                                        ------------  -----------  -----------
Operating expenses:
 Marketing and distribution...........    12,973,670    6,253,265    1,198,757
 General and administrative...........    13,183,842    9,899,165    3,173,991
 Research and development.............     1,702,310      535,782    1,377,657
                                        ------------  -----------  -----------
  Total operating expenses............    27,859,822   16,688,212    5,750,405
                                        ------------  -----------  -----------
  Operating income (loss).............    17,648,138   16,936,586   (2,812,210)
                                        ------------  -----------  -----------
Other income (expenses):
 Interest income......................     1,236,628      227,648       17,167
 Interest expense.....................    (1,828,247)     (85,604)    (255,113)
 Loss on disposal of assets...........           --           --      (425,316)
                                        ------------  -----------  -----------
                                            (591,619)     142,044     (663,262)
                                        ------------  -----------  -----------
Income (loss) from continuing
 operations before income taxes.......    17,056,519   17,078,630   (3,475,472)
Income tax expense....................     7,016,000    5,564,000          --
                                        ------------  -----------  -----------
Income (loss) from continuing
 operations...........................    10,040,519   11,514,630   (3,475,472)
Discontinued operations:
 Loss from discontinued operations (no
  applicable income taxes)............           --           --      (751,080)
 Loss on disposal of business segment
  (no applicable income taxes)........           --           --      (221,290)
                                        ------------  -----------  -----------
Income (loss) before extraordinary
 item.................................    10,040,519   11,514,630   (4,447,842)
Extraordinary gain from extinguishment
 of debt (no applicable income
 taxes)...............................           --           --       251,767
                                        ------------  -----------  -----------
Net income (loss).....................  $ 10,040,519  $11,514,630  $(4,196,075)
                                        ============  ===========  ===========
Basic income (loss) per common share:
 Continuing operations................  $        .17  $       .32  $      (.42)
 Discontinued operations..............           --           --          (.12)
 Extraordinary gain...................           --           --           .03
                                        ------------  -----------  -----------
 Net income (loss)....................  $        .17  $       .32  $      (.51)
                                        ============  ===========  ===========
Diluted income (loss) per share.......  $        .17  $       .23  $      (.51)
                                        ============  ===========  ===========
Weighted average shares outstanding--
 basic................................    59,008,127   36,207,390    8,327,345
                                        ============  ===========  ===========
Weighted average shares outstanding--
 diluted..............................    60,645,061   50,301,998    8,327,345
                                        ============  ===========  ===========

                See notes to consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      For the Year Ended December 31, 1998

                     Preferred
                       Stock
                   --------------
                                                                    Retained
                     Series B        Common Stock     Additional    Earnings     Treasury Stock    Unearned
                   -------------- ------------------   Paid-In    (Accumulated  ------------------ Compen-
                   Shares  Amount  Shares    Amount    Capital      Deficit)      Shares    Amount  sation      Total
                   ------  ------ --------- --------  ----------  ------------  ----------  ------ --------  -----------
Balances, January
 1, 1998.........     --    $--         200 $383,557  $1,004,607  $(3,130,649)         --    $--   $    --   $(1,742,485)
Conversion of
 debt to equity..                 1,402,550   14,026     483,623                                                 497,649
Reverse merger
 and
 reorganization..                 3,434,990 (349,205)   (117,577)                                               (466,782)
Stock issued
 pursuant to
 merger..........  13,831    138        --       --         (138)                                                    --
Mandatory
 redeemable
 preferred stock
 converted to
 common..........                   232,000    2,320     229,680                                                 232,000
Increase of
 Series A
 Preferred Stock
 to Redemption
 value...........                                        (19,000)                                                (19,000)
Exchange of
 preferred stock
 for common......     305      3                              (3)               (1,000,000)
Shares gifted to
 company and
 retired.........  (1,144)   (11)                             11
Issuance of
 common stock
 pursuant to
 private
 placements......     763      8  4,400,000   44,000   3,905,992                 1,000,000                     3,950,000
Issuance of
 preferred stock
 pursuant to
 private
 placements......     304      3                         999,997                                               1,000,000
Stock issuance
 costs...........                                       (220,000)                                               (220,000)
Stock issued for
 current and
 future
 services........      25      2    350,000    3,500     401,200                                    (79,167)     325,535
Net loss for the
 year............                                                  (4,196,075)                                (4,196,075)
                   ------   ----  --------- --------  ----------  -----------   ----------   ----  --------  -----------
Balances,
 December 31,
 1998............  14,084   $143  9,819,740 $ 98,198  $6,668,392  $(7,326,724)         --    $--   $(79,167) $  (639,158)
                   ======   ====  ========= ========  ==========  ===========   ==========   ====  ========  ===========


                See notes to consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      For the Year Ended December 31, 1999

                           Preferred
                             Stock
                         ---------------
                                                                            Retained
                            Series B        Common Stock     Additional     Earnings   Unearned     Notes
                         --------------- -------------------   Paid-In    (Accumulated Compen-   Receivable,
                         Shares   Amount   Shares    Amount    Capital      Deficit)    sation    Officers       Total
                         -------  ------ ---------- -------- -----------  ------------ --------  -----------  -----------
Balances, December 31,
 1998, carried
 forward...............   14,084   $143   9,819,740 $ 98,198   6,668,392   (7,326,724) $(79,167)         --      (639,158)
Conversion of preferred
 stock to common.......  (14,084)  (143) 46,217,500  462,175    (462,032)                                             --
Amortization of
 unearned stock-based
 compensation..........                                                                  79,167                    79,167
Mandatory redeemable
 preferred stock
 converted to common...                      20,000      200      43,800                                           44,000
Issuance of stock......                   2,000,000   20,000   1,980,000                          (2,000,000)         --
Stock issued for
 services..............                      39,000      390      97,405                                           97,795
Issuance of common
 stock to charitable
 organizations.........                     130,000    1,300     767,342                                          768,642
Common stock options
 and stock purchase
 rights issued.........                                          536,278                                          536,278
Warrants exercised.....                     522,960    5,229   1,040,691                                        1,045,920
Stock issuance costs
 associated with
 warrants..............                                          (40,000)                                         (40,000)
Note receivable
 issued................                                                                           (1,087,806)  (1,087,806)
Net income.............                                                    11,514,630                    --    11,514,630
                         -------   ----  ---------- -------- -----------   ----------  --------  -----------  -----------
Balances, December 31,
 1999..................      --    $--   58,749,200 $587,492 $10,631,876   $4,187,906  $    --   $(3,087,806) $12,319,468
                         =======   ====  ========== ======== ===========   ==========  ========  ===========  ===========


                See notes to consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      For the Year Ended December 31, 2000

                             Common Stock     Additional                 Notes
                          -------------------   Paid-In    Retained   Receivable,
                            Shares    Amount    Capital    Earnings    officers       Total
                          ---------- -------- ----------- ----------- -----------  -----------
Balances, December 31,
 1999, carried forward..  58,749,200 $587,492 $10,631,876 $ 4,187,906 ($3,087,806) $12,319,468
Collection of note
 receivable.............         --       --          --          --    1,087,806    1,087,806
Note receivable issued..         --       --          --          --     (800,000)    (800,000)
Issuance of common stock
 options and warrants...         --       --          --      648,692                  648,692
Options exercised.......      24,820      248      44,392         --                    44,640
Warrants exercised......     967,440    9,674   1,925,206         --                 1,934,880
Net income..............         --       --          --   10,040,519               10,040,519
                          ---------- -------- ----------- ----------- -----------  -----------
Balances December 31,
 2000...................  59,741,460 $597,414 $13,250,166 $14,228,425 ($2,800,000) $25,276,005
                          ========== ======== =========== =========== ===========  ===========



                See notes to consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2000, 1999 and 1998

                                            2000         1999         1998
                                         -----------  -----------  -----------
Operating activities:
 Net income (loss)...................... $10,040,519  $11,514,630  $(4,196,075)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
  Depreciation..........................   2,211,143      745,205      359,135
  Amortization of intangibles and other
   non-cash charges.....................      58,251       38,546    1,062,794
  Deferred income taxes.................   2,966,000   (2,386,000)         --
  Stock-based compensation expense......     578,892    1,481,882      325,535
  Extraordinary gain on extinguishment
   of debt..............................         --           --       251,767)
  Increase (decrease) in cash resulting
   from changes in:
   Accounts receivable, trade...........  (1,872,538)  (2,034,237)    (790,560)
   Inventories..........................  (2,374,548)  (2,934,153)     (31,064)
   Prepaid expenses and other current
    assets..............................    (104,775)    (168,786)    (164,137)
   Note receivable, officer.............     287,806          --           --
   Accounts payable.....................    (311,669)     976,097      (57,582)
   Federal excise taxes payable.........   5,004,827      599,649      517,092
   Accrued expenses.....................   1,150,875      796,406      561,007
   Income taxes payable.................  (4,496,000)   6,198,000          --
   Customer deposit.....................         --     6,000,000          --
                                         -----------  -----------  -----------
 Net cash provided by (used in)
  operating activities..................  13,138,783   20,827,239   (2,665,622)
                                         -----------  -----------  -----------
 Investing activities:
  Collections of notes receivable.......         --        17,213        1,915
  Purchases of property, plant and
   equipment............................ (18,572,964) (10,014,665)    (454,888)
  Proceeds from disposal of property and
   equipment............................       5,102          --      (175,000)
  Acquisition of intangible assets......    (332,927)    (240,681)     (48,815)
  Deposits on property and equipment....    (527,065)    (193,700)         --
  Note receivable from officer..........         --    (1,087,806)         --
                                         -----------  -----------  -----------
 Net cash used in investing activities.. (19,427,854) (11,519,639)    (326,788)
                                         -----------  -----------  -----------

                See notes to consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES

              For the Years Ended December 31, 2000, 1999 and 1998

                                            2000         1999         1998
                                         -----------  -----------  -----------
Financing activities:
 Payments on line of credit, net.......  $       --           --   ($1,095,801)
 Proceeds from notes payable...........   15,978,000    7,172,000          --
 Payments on long-term debt............     (521,943)    (382,967)    (550,023)
 Proceeds from sale of stock...........    1,979,520    1,045,920    4,950,000
 Stock offering costs paid.............          --       (40,000)    (220,000)
                                         -----------  -----------  -----------
Net cash provided by financing
 activities............................   17,435,577    7,794,953    3,084,176
                                         -----------  -----------  -----------
Deposits to MSA Escrow fund............  (11,605,155)         --           --
                                         -----------  -----------  -----------
Increase (decrease) in cash and cash
 equivalents...........................     (458,649)  17,102,553       91,766
Cash and cash equivalents, beginning of
 year..................................   17,205,248      102,695       10,929
                                         -----------  -----------  -----------
Cash and cash equivalents, end of
 year..................................  $16,746,599  $17,205,248  $   102,695
                                         ===========  ===========  ===========
Supplemental disclosure of cash flow
 information:
 Cash paid during the year for:
  Interest.............................  $ 1,581,348  $   123,119  $   254,713
                                         ===========  ===========  ===========
  Income taxes.........................  $ 8,502,000  $ 1,752,000  $       --
                                         ===========  ===========  ===========
Supplemental schedule of non-cash
 investing and financing activities:
  Purchase of fixed assets financed by
   capital leases......................  $    97,772  $       --   $       --
                                         ===========  ===========  ===========
  Conversion of debt to equity.........  $       --   $       --   $   497,649
                                         ===========  ===========  ===========
  Conversion of redeemable preferred
   stock to equity.....................  $       --   $    44,000  $   232,000
                                         ===========  ===========  ===========
  Notes payable reduced by proceeds
   from equipment sale.................  $       --   $   255,000  $       --
                                         ===========  ===========  ===========
  Acquisition (reverse merger):
   Fair value of assets acquired.......  $       --   $       --   $ 1,237,238
   Liabilities assumed.................          --           --    (2,001,688)
                                         -----------  -----------  -----------
   Excess assigned to goodwill.........  $       --   $       --   $   764,450
                                         ===========  ===========  ===========
  Warrants issued in connection with
   patent costs........................  $    69,800  $       --   $       --
                                         ===========  ===========  ===========
  Customer deposit converted to short-
   term note payable...................  $ 6,000,000  $       --   $       --
                                         ===========  ===========  ===========

                See notes to consolidated financial statements.

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 2000, 1999 and 1998


1. Summary of significant accounting policies:

 Organization and basis of presentation:

  Star Scientific, Inc. and Subsidiaries was formerly known as Eye Technology, Inc. and Subsidiaries (the "Company"). In December 1998, the Company changed its name to Star Scientific, Inc.

  On February 6, 1998, the Company and its subsidiaries, entered into a stock exchange agreement with the stockholders of Star Tobacco & Pharmaceuticals, Inc. ("Star"), a privately owned corporation and Star became a subsidiary of the Company. Under the agreement, Star stockholders exchanged all of their common stock for 13,831 shares of Series B Preferred Stock, par value $.01 per share. When converted, this stock would equal 46,127,500 shares of common stock, or approximately 90% of the outstanding common stock of the Company and its subsidiaries as of the conversion date. As the former stockholders of Star held the larger portion of the voting rights of the combined corporation, the transaction was recorded as a reverse acquisition with Star as the accounting acquirer. The merger was recorded using the historical cost basis for the assets and liabilities of Star, as adjusted, and the estimated fair value of the Company's and its subsidiaries assets and liabilities. The excess of the Company's and its subsidiaries' liabilities assumed over assets acquired of $764,450 was assigned to goodwill which was being amortized over five years until the (See Note 2) disposal of this business segment at which time the goodwill was written off.

  The accompanying consolidated financial statements include the accounts of Star, and the Company and its Subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations of the Company are included in the accompanying consolidated financial statements from the date of acquisition.

Organization and basis of presentation:

  The following summarized pro-forma information assumes the acquisition had occurred as of January 1, 1998.

                                                                       1998
                                                                    -----------
   Net sales....................................................... $20,134,099
   Operating loss.................................................. $(3,299,669)
   Net loss........................................................ $(4,209,784)
   Loss per share:
    Basic and diluted.............................................. $      (.51)

 Nature of business:

  Star has been engaged since 1990 in the manufacture and sale of tobacco products. Since 1994, Star has engaged in extensive research and development activities relating to (1) the development of proprietary scientific technology for the curing of tobacco so as to prevent or retard the formation of certain toxic carcinogens present in tobacco and tobacco smoke, namely, the tobacco specific nitrosamines, (2) the development of products that deliver less toxins and are potentially less harmful tobacco products, which have been cured pursuant to licensed patented StarCured(TM) technology (3) the manufacture and sale of discount cigarettes, without additives, and with activated charcoal/acetate filters (4) the development of very low nitrosamine smokeless tobacco products and (5) the research and continued development of tobacco-smoking cessation products. Through the year ended December 31, 1998, the Company had not yet marketed or received any revenues from products developed from its research and development activities.

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 2000, 1999 and 1998

  Star had sales to a major domestic tobacco company which represented approximately 21% and 9% of net sales in 2000 and 1999, respectively. Star had purchases from this same company which represented 32% and 21% of cost of sales in 2000 and 1999, respectively. The Company also borrowed $15,950,000 and $7,172,000 in 2000 and 1999, respectively, from this same company to finance property, plant and equipment acquisitions (See Notes 5 and 6).

 Advertising Costs:

  Advertising costs are expensed as incurred and are included in marketing and distribution expenses. For the years ended December 31, 2000, 1999 and 1998, advertising costs were $197,000, $36,000 and $38,000, respectively.

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

 MSA Escrow fund:

  Cash deposits restricted pursuant to the Master Settlement agreement are reflected as a non-current asset in the accompanying 2000 balance sheet. All interest earned on this account is unrestricted and reflected in current earnings.

 Inventories:

  Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

 Property, plant and equipment:

  Property, plant and equipment are recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of three to seven years for office equipment and machinery and equipment and thirty-nine years for buildings and improvements. Depreciation for barns is determined using the units of production method over the estimated useful life of ten years.

 Intangibles:

  Intangibles consist primarily of licensing costs, patents and trademarks and packaging design costs. Intangibles are amortized by the straight-line method over a period of 15 years for trademarks, 17 years for patents and licensing costs and 5 years for packaging design costs.

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 2000, 1999 and 1998


 Income taxes:

  Star was an S Corporation from inception through February 6, 1998 for federal income tax purposes. As a result of the change in ownership previously discussed Star became a C Corporation effective February 6, 1998. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

 Employee stock-based compensation:

  During 1999, the Company adopted the accounting and disclosure provisions of Financial Accounting Standard No. 123--Accounting for Stock-Based Compensation ("FAS 123"), which requires use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). There were no stock-based compensation transactions with employees in 1998 that would have been subject to the accounting or disclosure provisions of FAS 123.

 Segment reporting:

  During 1999, the Company commenced operations in a new business segment and as a result, adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has identified these segments based on the nature of business conducted by each. The identifiable segments at December 31, 2000 are
1) the manufacture and sale of discount cigarettes to wholesalers, and 2) the sale of tobacco cured utilizing the Company's proprietary technology. This second segment also includes costs incurred in the research and development of methods of manufacturing less toxic and potentially less harmful tobacco products.

 Net income (loss) per common share:

  Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding.

  Diluted earnings per share is computed assuming conversion of all preferred stock and potentially dilutive stock options and warrants. Potential common shares outstanding are excluded from the computation if their effect is antidilutive.

 Revenue Recognition:

  Revenue is recognized when products are delivered to customers and title passes. The Company also records appropriate provisions for uncollectible accounts and credit for returns.

 Shipping costs:

  Shipping costs are included in marketing and distribution expenses and aggregated approximately $2,700,000, $2,000,000 and $500,000 in 2000, 1999,
and 1998, respectively.

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 2000, 1999 and 1998


2. Discontinued operations:

  On December 30, 1998, the Company completed the sale of its ophthalmic and intraocular business. As a result thereof, the Company recorded an after tax loss on the disposal of $221,290. Results of operations of the discontinued business segment have been classified as discontinued operations from the date of the Eye Technology, Inc. acquisition in February 1998 through December 31, 1998.

  Net sales and loss from discontinued operations are as follows for 1998:

   Net sales.......................................................... $629,715
                                                                       --------
   Operating losses................................................... $751,080
                                                                       --------
   Income taxes.......................................................      --
                                                                       --------
   Loss from discontinued operations.................................. $751,080
                                                                       --------
   Loss on disposal................................................... $221,290
                                                                       --------

3.Inventories:

Inventories consist of the following:

                                                             2000        1999
                                                          ----------- ----------
   Raw materials......................................... $ 2,658,473 $  623,692
   Packaging materials...................................   1,046,988    781,448
   Finished goods........................................   2,239,696  2,165,469
                                                          ----------- ----------
                                                          $ 5,945,157 $3,570,609
                                                          =========== ==========

4.Property, plant and equipment:

  Property, plant and equipment consists of the following:

                                                           2000        1999
                                                       ------------ -----------
   Land............................................... $    172,572 $   172,572
   Buildings..........................................      340,139     340,139
   Leasehold improvements.............................      567,991         --
   Tobacco curing barns...............................   25,312,445   8,661,312
   Machinery and equipment............................    3,918,373   3,202,577
   Office and sales equipment.........................    1,136,203     586,087
   Equipment under capital leases.....................      129,550         --
                                                       ------------ -----------
                                                         31,577,273  12,962,687
   Less accumulated depreciation......................    4,176,313   1,988,658
                                                       ------------ -----------
                                                       $ 27,400,960 $10,974,029
                                                       ============ ===========

5. Long-term supply agreement/major customer information:

  During October 1999, the Company entered into an agreement with Brown & Williamson Tobacco Corporation, ("B&W"), the third largest tobacco company in the U.S., and the largest affiliate of British American Tobacco, PLC, the second largest tobacco company in the world. B&W will, subject to certain conditions, purchase quantities of the Company's low nitrosamine tobacco leaf (StarCure(TM) tobacco) and

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 2000, 1999 and 1998

evaluate the potential for that tobacco in the marketplace. Additionally, B&W has agreed to finance the purchase/construction of tobacco curing barns which will assist the Company in its production of low nitrosamine tobacco products to be marketed by the Company, the customer and others in the industry (see
Note 6 regarding financing provided). Tobacco leaf sales under this agreement were approximately $45,500,000 and $9,300,000 in 2000 and 1999, respectively.

  Under the October 1999 agreement, B&W is obligated to purchase $15,000,000 of Virginia flue-cured tobacco that has been cured using the StarCured(TM) tobacco curing process, and B&W has an option to purchase burley tobacco cured using the same process. Under the October 1999 agreement, B&W also has the option to become the exclusive purchaser of tobacco cured using the StarCured(TM) tobacco curing process in each of the years 2002 through 2004, if it purchases at least thirty million pounds of tobacco in each of those years. If B&W were to stop purchasing flue-cured tobacco that has been cured using the StarCured(TM) tobacco curing process after the year 2001, the Company's sales volume, operating income and cash flows could be negatively effected.

  In February 2001, the Company and B&W signed a Letter of Understanding ("Letter of Understanding"). Under the Letter of Understanding, B&W intends to expand its commitment to purchase millions of pounds of very low-TSNA StarCured(TM) leaf tobacco during each of the next three years. The Letter of Understanding also addresses a range of other issues including the future production of a potentially less-hazardous, low-TSNA smokeless tobacco product that is intended to be aesthetically pleasing to both present cigarette smokers and current users of smokeless tobacco products. The Company anticipates executing a series of agreements which will be subject to the approval of Star's and B&W's respective Boards of Directors. The Company also expects that the agreements, consistent with the Letter of Understanding, will extend the B&W long-term credit facility, which has been used to support Star's expanded barn program and the continuing development of innovative tobacco products focused on reduced toxin delivery.

6. Notes payable and long-term debt:

  Notes payable at December 31, 2000 consists of the following:

   Advances pursuant to a one year credit agreement, with interest at prime plus 1%, principal and accrued interest payable August
    2001(a)........................................................  $ 4,950,000
   Short-term non-interest bearing note, payable in 2001 through deliveries of flue-cured green tobacco at established prices
    (pursuant to the long-term supply agreement discussed in Note
    5). Failure to make the required deliveries by December 31,
    2001 would constitute a default. Upon default the loan is due
    on demand and thereafter bears interest at prime plus 1%(a)....   11,000,000
                                                                     -----------
                                                                     $15,950,000
                                                                     ===========

- --------
(a) Lender is the major domestic tobacco company discussed in Notes 1 and 5. All borrowings are collateralized by tobacco curing barns, tobacco leaf inventory, and intellectual property.
(b) The weighted average interest rate of short-term borrowings outstanding at December 31, 2000 was 3.26%.

  In addition to the above short-term borrowings, the Company has a $7,500,000 revolving line of credit agreement. Borrowings under the line of credit are limited to 80% of eligible accounts receivable, as defined, and bear interest at a rate linked to the prime rate. The agreement places restrictions on new debt and the Company's ability to further pledge its assets and stipulates a minimum fixed charge coverage ratio, as defined. Borrowings under the line of credit are secured by substantially all assets not otherwise pledged. There were no outstanding borrowings at December 31, 2000 or 1999.

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 2000, 1999 and 1998


  Long-term debt consists of the following:

                                                           2000        1999
                                                       ------------ ----------
   Note payable under a $13,200,000 credit facility
    restricted for the purchase of tobacco curing
    barns; interest at prime plus 1% payable
    commencing December 2000; principal payable in 60
    equal monthly installments commencing September
    2004(a)........................................... $ 13,200,000 $7,172,000
   Notes payable, repaid in 2000......................          --     431,812
   Other..............................................      183,508    175,867
                                                       ------------ ----------
                                                         13,383,508  7,779,679
   Less current maturities............................      111,176    275,000
                                                       ------------ ----------
                                                       $ 13,272,332 $7,504,679
                                                       ============ ==========

- --------
(a) Lender is the major domestic tobacco company discussed in Notes 1 and 5. All borrowings are collateralized by tobacco curing barns, tobacco leaf inventory, and intellectual property .

  The future maturities of long-term debt are as follows:

   Year ending December 31
   -----------------------
    2001............................................................ $   111,176
    2002............................................................      32,835
    2003............................................................      32,814
    2004............................................................     226,683
    2005............................................................   2,640,000
    Thereafter......................................................  10,340,000
                                                                     -----------
                                                                     $13,383,508
                                                                     ===========

7. Stockholders' equity:

 Preferred stock:

Class A:

  The Company has authorized 4,000 shares of $.01 par value Class A Convertible Redeemable preferred stock. Each share of the Preferred Stock is convertible into 80 shares of common stock of the Company at the option of the holder and has voting rights equal to the number of common shares issuable if converted. The Preferred Stock has the right to share in dividends declared on the Company's common stock and has certain liquidation preferences. No Class A preferred shares are outstanding.

Series B:

  The Company has authorized 15,000 shares of $.01 par value Series B Preferred Stock. The stock was convertible into common stock at the holders' option prior to December 31, 2002 at 3,280 shares of common for each share of Series B Preferred. Holders of Series B Preferred Stock were entitled to 500 votes for each share held. During 1999, holders of all of the 14,084 shares of Series B Preferred Stock converted their shares to common. No Series B preferred shares are outstanding.

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 2000, 1999 and 1998


 Common stock warrants:

  Common stock warrants issued, redeemed and outstanding during the years ended December 31, 1999 and 2000 are as follows:

                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                                      Price
                                                           Number   Per Share
                                                          --------  ---------
   Issued during 1998 pursuant to private placements of
    stock and outstanding January 1, 1999 and 2000.......  976,880   $  2.00
   Exercised during 2000................................. (976,880)   $(2.00)
                                                          --------   -------
   Outstanding and exercisable at December 31, 2000......      --    $   --
                                                          ========   =======

 Stock option plan:

  In 1998, the Company adopted the 1998 Stock Option Plan (the "Plan") which provides for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. The Plan, and its subsequent amendments, provide for grants of both qualified and non-qualified stock options to purchase up to 5,000,000 shares at a purchase price equal to the fair market value on the date of grant in the case of qualified options granted to employees.

  Common stock options and warrants issued, redeemed and outstanding during the years ended December 31, 1999 and 2000 are as follows:

                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                                       Price
                                                           Number    Per Share
                                                          ---------  ---------
   Outstanding January 1, 1999...........................       --    $  --
   Options issued during 1999............................ 3,258,406     2.17
   Outstanding December 31, 1999......................... 3,258,406     2.17
   Options issued during 2000............................ 1,200,000     4.10
   Warrants issued to patent counsel during 2000.........   250,000     2.00
   Options exercised during 2000.........................   (15,000)   (1.66)
   Options forfeited during 2000.........................   (33,406)   (8.56)
                                                          ---------   ------
   Options and warrants outstanding and exercisable at
    December 31, 2000.................................... 4,660,000   $ 2.84
                                                          =========   ======

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 2000, 1999 and 1998

  The following table summarizes information for options outstanding and exercisable at December 31, 2000.

                               Options and Warrants Outstanding           Exercisable
                            --------------------------------------- ------------------------
                                      Weighted Avg.  Weighted Avg.            Weighted Avg.
   Range of Prices           Number   Remaining Life Exercise Price  Number   Exercise Price
   ---------------          --------- -------------- -------------- --------- --------------
   $1.00-2.00.............. 2,735,000   8.48 yrs.        $1.82      2,485,000     $1.80
    2.01-3.00..............   500,000   8.17 yrs.         3.00        250,000      3.00
    3.01-4.00..............   875,000   9.66 yrs.         3.96        375,000      3.89
    4.01-5.00..............   125,000   9.09 yrs.         4.20        125,000      4.20
    5.01-7.00..............   425,000   9.02 yrs.         6.56        275,000      6.32
                            ---------   ---------        -----      ---------     -----
   $1.00-7.00.............. 4,660,000   8.73 yrs.        $2.84      3,510,000     $2.55
                            =========   =========        =====      =========     =====

  The weighted average grant-date fair value of options granted during 2000 was $4.29 per share (there were none issued in 2000 whose exercise price was different from the market price of the stock at date of grant).

  In addition to stock options in 1999, the Company granted a stock purchase right to acquire 2,000,000 shares of common stock at $1.00 per share. This stock purchase right was accounted for as an option (see Note 14--Employment Agreement) and had a grant-date fair value of $48,400.

  The fair value of options and the stock purchase right granted in 2000 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                          2000       1999
                                                          ----       ----
   Expected life of options                               2.25 years 1.25 years
   Risk free interest rate............................... 6.24%      5.03%
   Expected volatility...................................   50%        39%
   Expected dividend yield...............................    0%         0%

  Total stock-based compensation (stock, stock options and warrants) cost recognized in 2000 and in 1999 is as follows:

                                                    2000       1999      1998
                                                  --------- ---------- --------
   Employee...................................... $ 258,166 $  265,618 $ 95,593
   Non-employee consultants and directors........   320,726    447,622  229,942
   Charitable institutions.......................       --     768,642      --
   Patent costs (capitalized)....................    69,800        --       --
                                                  --------- ---------- --------
                                                  $ 648,692 $1,481,882 $325,535
                                                  ========= ========== ========

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 2000, 1999 and 1998


8. Earnings per share:

  The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                              2000        1999        1998
                                           ----------- ----------- -----------
   Net income (loss)...................... $10,040,519 $11,514,630 $(4,196,075)
                                           =========== =========== ===========
   Denominator for basic earnings per
    share-weighted average shares.........  59,008,127  36,207,390   8,327,345
   Effect of dilutive securities:
    Preferred stock.......................         --   11,536,747         --
    Warrants outstanding..................         --      729,621         --
    Stock options outstanding.............   1,636,934   1,828,240         --
                                           ----------- ----------- -----------
   Denominator for diluted earnings per
    share-- weighted average shares
    adjusted for dilutive securities......  60,645,061  50,301,998   8,327,345
                                           =========== =========== ===========
   Earnings (loss) per common share-
    basic................................. $       .17 $       .32 $      (.51)
                                           =========== =========== ===========
   Earnings (loss) per common share-
    diluted............................... $       .17 $       .23 $      (.51)
                                           =========== =========== ===========

9. Income taxes:

  Net deferred tax assets and liabilities consist of the following:

                                                         2000         1999
                                                      -----------  ----------
   Deferred tax assets:
    Non-refundable deposit taxable currently......... $       --   $2,280,000
    Net operating loss carryforwards (subject to
     annual limitation)..............................     380,000     423,000
    Expenses not currently deductible................     400,000         --
    Other............................................      20,000      43,000
                                                      -----------  ----------
                                                          800,000   2,746,000
                                                      -----------  ----------
   Deferred tax liabilities:
    Differing bases in property, plant and equipment
     for tax and financial reporting purposes........  (1,280,000)   (360,000)
    Tax imputed interest.............................    (100,000)        --
                                                      -----------  ----------
                                                       (1,380,000)   (360,000)
                                                      -----------  ----------
                                                      $  (580,000) $2,386,000
                                                      ===========  ==========

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 2000, 1999 and 1998


  Net deferred tax assets are reflected in the accompanying balance sheets as follows:

                                                               2000      1999
                                                             -------- ----------
   Current asset............................................ $320,000 $2,303,000
   Non-current asset........................................      --      83,000
                                                             -------- ----------
                                                             $320,000 $2,386,000
                                                             ======== ==========
   Non-current liability.................................... $900,000 $      --
                                                             -------- ----------
                                                             $900,000 $      --
                                                             ======== ==========

  Income tax expense consists of the following:

                                            2000        1999         1998
                                         ----------- -----------  -----------
   Current:
    Federal............................. $ 3,420,000 $ 6,598,500  $       --
    State...............................     630,000   1,351,500          --
                                         ----------- -----------  -----------
                                           4,050,000   7,950,000          --
   Deferred.............................   2,966,000  (1,061,000)  (1,325,000)
   Increase (decrease) in valuation
    allowance(a)........................         --   (1,325,000)   1,325,000
                                         ----------- -----------  -----------
                                         $ 7,016,000 $ 5,564,000  $       --
                                         =========== ===========  ===========

- --------
(a) During 1999, the Company reevaluated the deferred tax asset valuation allowance based on the Company's current operations and determined that it was more likely than not that these deferred tax assets would be recoverable and, as such, decreased the previously recorded valuation allowance.

  The provision for income tax expense (income tax benefit) varies from that which would be expected based upon applying the statutory federal rate to pre-tax accounting income (loss) as follows:

                                                            2000  1999   1998
                                                            ----  ----   ----
   Statutory federal rate..................................  34%   34 %  (34)%
   Non-deductible compensation for stock options and
    grants.................................................   2     4    --
   State tax provision, net of federal benefit.............   5     3
   Non-deductible officer compensation..................... --      4    --
   Change in deferred tax asset valuation allowance........ --    (12)    34
                                                            ---   ---    ---
                                                             41%   33 %  -- %
                                                            ===   ===    ===

  At December 31, 2000 the Company had a net operating loss carryforward of approximately $1,000,000, which expires from 2003 through 2009. As a result of previous changes in the Company's ownership, the net operating loss carryforward utilization is limited to $116,320 annually.

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 2000, 1999 and 1998


10. Related party transactions:

  The Company has entered into certain transactions with companies and trusts that are owned by members of management and stockholders. The following is a summary of the significant related party transactions for the years ended December 31, 2000, 1999 and 1998.

                                                    2000       1999      1998
                                                 ---------- ---------- --------
   Business travel--aircraft expense...........  $  787,610 $  442,238 $185,544
   Loan repayments.............................  $      --  $      --  $200,000
   Legal fees(c)...............................  $1,946,159 $  940,000 $    --
   Advance to officers(a)(d)...................  $  800,000 $1,087,806 $    --
   Collection of advance funded through
    compensation expense.......................  $1,087,806 $      --  $    --
   Note receivable, officer(d)
    (See Note 14-Employment Agreement).........  $2,000,000 $2,000,000 $    --
   Interest receivable on stock note receivable
    officers(b)................................  $  285,303 $   94,889 $    --
   Interest income on officer notes and
    advances...................................  $  190,914 $   94,889 $    --
   Consulting fees paid to organization
    controlled by an officer/director(e).......  $   96,000 $      --  $    --
   Tobacco purchases from commissions paid to
    organization controlled by an
    officer/director for processing tobacco....  $1,688,896 $  627,577 $ 59,429
   Tobacco sales to an organization controlled
    by an officer/director.....................  $  709,478 $  578,683 $165,347
   Consulting fees paid to directors...........  $  142,000 $      --  $    --

- --------
(a) Unsecured note receivable due from officer, bearing interest at 5.66%. 1999 note collected in 2000 via compensation reduction; 2000 note matures December 31, 2001.
(b) Included in prepaid expenses and other current assets in the accompanying balance sheets.
(c) The Company paid legal fees to Paul Hastings, Janofsky & Walker LLP with respect to various legal matters. An executive officer of the Company is senior counsel and a former partner of such firm but received no compensation from the firm for work undertaken on behalf of the Company.
(d) Presented as a reduction in stockholders' equity in the accompanying balance sheets.
(e) Consulting fees paid to Chayet Communications, Inc. for communications consulting.

  Effective January 1, 1998, Star entered into a license agreement with the principal stockholder wherein Star has the exclusive world-wide rights to produce and sell tobacco products with low-TSNA (tobacco specific nitrosamines) tobacco. In connection with this agreement, Star is obligated to pay royalties equal to 2% of all product sales (less certain costs) and 6% of any royalty income earned from sublicensing (less certain costs). There were no royalties due under this agreement for 2000, 1999 or 1998.

11. Employee benefit plan:

  The Company is the sponsor of a defined contribution retirement plan under
Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 15% of their annual compensation. The Company may make an annual discretionary contribution (approximately $79,000, $44,000 and $0 in 2000, 1999 and 1998, respectively).

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 2000, 1999 and 1998


12. Segment reporting:

  The Company's reportable segments are strategic business units that offer different products and have separate management teams. These segments are 1) the manufacture and sale of discount cigarettes and 2) the sale of tobacco cured using licensed technology, which commenced on a commercial basis in 1999. Financial information by business segment is as follows:

                                                          2000
                                          -------------------------------------
                                             Leaf       Discount
                                            Tobacco    Cigarettes  Consolidated
                                          ----------- ------------ ------------
   Sales................................. $46,224,079 $176,827,101 $223,051,180
                                                                   ============
   Cost of sales.........................  42,092,907   51,858,627 $ 93,951,534
   Excise taxes..........................         --    83,591,686   83,591,686
                                                                   ------------
   Gross profit..........................   4,131,172   41,376,788 $ 45,507,960
                                                                   ============
   Depreciation..........................   1,771,633      439,510 $  2,211,143
                                                                   ============
   Research and development..............   1,702,310          --  $  1,702,310
                                                                   ============
   Property and equipment................  25,654,681    1,746,279 $ 27,400,960
                                                                   ============
   Capital expenditures..................  18,357,023      313,713 $ 18,670,736
                                                                   ============
                                                          1999
                                          -------------------------------------
                                             Leaf       Discount
                                            Tobacco    Cigarettes  Consolidated
                                          ----------- ------------ ------------
   Sales................................. $ 9,845,516 $ 89,479,273 $ 99,324,789
                                                                   ============
   Cost of sales.........................   6,565,901   25,312,978 $ 31,878,879
   Excise taxes..........................         --    33,821,112   33,821,112
                                                                   ------------
   Gross profit..........................   3,279,615   30,345,183 $ 33,624,798
                                                                   ============
   Depreciation..........................     407,011      338,194 $    745,205
                                                                   ============
   Research and development..............     535,782          --  $    535,782
                                                                   ============
   Property and equipment................   9,107,039    1,866,990 $ 10,974,029
                                                                   ============
   Capital expenditures..................   9,150,000      864,665 $ 10,014,665
                                                                   ============

13. Fair value of financial instruments and credit risk:

 Fair value of financial instruments:

  The estimated fair value of cash and cash equivalents, trade receivables, MSA Escrow funds, long-term debt and trade payables approximate the carrying amount due to their short-term nature or variable interest component. The estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 2000, 1999 and 1998


  The estimated fair value of notes payable at December 31, 2000, is summarized as follows:

                                                                  2000
                                                         -----------------------
                                                          Carrying    Estimated
                                                           Amount    Fair Value
                                                         ----------- -----------
   Notes payable........................................ $15,950,000 $14,907,337

  Differences between fair value and carrying amount are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates.

 Credit risk:

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

  The Company maintains its cash and cash equivalents balances in 3 financial institutions. Each of the balances in the domestic banks are insured by the Federal Deposit Insurance Corporation up to $100,000.

  Trade accounts receivable result from sales of tobacco products to its various customers throughout the United States. Credit is extended to customers after an evaluation for credit worthiness; however, the Company does not require collateral or other security from customers.

14. Commitments and contingencies:

 Obligations under master settlement agreement:

  In November 1998, 46 states and several U.S. territories entered into a settlement agreement to resolve litigation that had been instituted by them against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement ("MSA"). Nonparticipating manufacturers are required to fund escrow accounts pursuant to the MSA based on the volume of cigarette sales in states that are participating members of the MSA.

  In April 2000, The Company, on behalf of Star, deposited into escrow $11.6 million to fund its purported escrow obligations, with respect to sales volume in 1999, under the MSA and specific state statutes that were passed by states that are participating members of the MSA.

  The Company estimates that the purported net funding requirement for 2000 sales will be approximately $13,000,000, which is required to be deposited by April 15, 2001. The so-called "level playing field" statutes require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states. In the foreseeable future, the Company expects that a material portion of its sales will continue to be subject to such purported escrow obligations. To date no states have filed suits against the Company to compel any payments under the MSA and state statutes. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. The Company does, however, continue to receive interest earnings on the invested escrowed amounts.

  The Company has also been advised by several states and the Chairman of the Tobacco Committee of the National Association of Attorneys General ("NAAG") that the states and the Committee interpret the escrow obligation under the MSA in a fashion that would require the Company to make escrow payments based on any

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 2000, 1999 and 1998

sales in a state signing the MSA, and not based simply on sales made directly by the Company in those states. The Company has advised NAAG and the various states that the Company disagrees with this interpretation and believes the interpretation violates the Due Process and Commerce Clauses of the United States Constitution.

  After almost two years of negotiations with the National Association of Attorneys General ("NAAG"), the Company concluded that NAAG had little interest in working with Star to come to a reasonable solution under which the Company could become a participant in the Master Settlement Agreement. Accordingly, on December 15, 2000, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia requesting that the court declare both the MSA and Virginia's Qualifying Statute unconstitutional and, therefore, invalid. The Company's complaint challenges the MSA on the grounds that it violates the Interstate Compact Clause and the Commerce Clause of the Constitution of the United States. It challenges the Qualifying Statute on the grounds that it violates the Equal Protection, Due Process, Takings and Commerce Clauses of the Constitution. Neither Virginia Attorney General Earley nor any other state attorney general has ever charged the Company with the tortious and unlawful conduct asserted against other cigarette manufacturers in lawsuits by various states which led to the execution of the MSA. Despite the absence of any claim against the Company, which is focused primarily on producing less toxic and potentially less hazardous tobacco and tobacco products, the MSA and the Qualifying Statute impose a severe burden on its research and development activities.

  On March 12, 2001, the District Court heard oral argument on the Commonwealth's Motion to Dismiss, after both sides exchanged briefs on all the constitutional and related issues. On March 26, 2001, the District Court dismissed the Company's complaint, but in its opinion, the District Court did note that Star "must now suffer as a result of the bad faith of previous market entrants." The District Court further noted that Star "has never been accused of the fraudulent, collusive and intentionally dishonest activities of the Big Four," "was not even in existence during the bulk of the time that these activities were occurring," and has taken "every step to provide complete disclosure about the harmful nature of its products." The District Court also stated that the "financial burden on Star Scientific and others like it may hamper efforts to develop new tobacco technologies." The Company promptly appealed the District Court's ruling, and continues to believe, that the MSA and the Virginia Qualifying Statute are constitutionally flawed.

  The Company believes that its existing working capital, together with anticipated earnings from its tobacco-leaf operations and available funding on existing lines of credit, will be sufficient to meet its liquidity and capital requirements in the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, any escrow obligations the Company may be required to comply with under the MSA and the success of the Company's new product development efforts. If B&W and the Company were not to be successful in converting the Letter of Understanding into a series of Agreements, this could materially affect the Company's sales volumes, operating income and cash flows. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, any escrow obligations the Company may be required to comply with under the MSA and the success of the Company's new product development efforts.

 Leases:

  The Company leases its office and warehouse facilities and various vehicles and operating equipment under non-cancelable operating leases expiring in various years through 2010.

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 2000, 1999 and 1998


  The following represents the future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2000.

   Year ending December 31,                                            Amount
   ------------------------                                          ----------
    2001............................................................ $  783,255
    2002............................................................    773,875
    2003............................................................    562,575
    2004............................................................    339,813
    2005............................................................    339,813
    Thereafter......................................................  1,014,023
                                                                     ----------
                                                                     $3,813,354
                                                                     ==========

  Rent expense for all operating leases was approximately $1,553,000, $153,000, and $107,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

 Employment Agreement:

  During April 1999, the Company entered into an employment agreement with an Executive Officer (the "officer"), which expires June 15, 2002. In addition to a $1,000,000 base salary, the agreement provides for annual performance bonuses as approved by the compensation committee. Compensation expense pursuant to this agreement in 2000 and 1999 was approximately $1,900,000 and $860,000, respectively.

  The agreement also granted the officer the right to purchase 2,000,000 shares of the Company's common stock at $1 per share, and the Company agreed to finance the purchase with a loan bearing interest at 7% (due annually) and all principal due July 2005. The stock purchase occurred in 1999, and the related $2,000,000 note receivable is presented as a reduction of stockholders' equity in the accompanying 2000 and 1999 balance sheets. Since the note is non-recourse with respect to accrued unpaid interest and 85% of the principal, this stock purchase right has been accounted for as an option. The Company has recognized interest income of approximately $134,000 and $90,000 during 2000 and 1999, respectively, in connection with the note. In connection with the aforementioned agreement, the officer was also granted qualified stock options to purchase 1,000,000 shares of stock at $1 11/16 per share, the price of the Company's common stock on the date of grant. Such options vested immediately.

  On October 6, 2000, the Company entered into an employment agreement with David Dean, as the Vice President of Sales and Marketing, which expires on December 31, 2001. In addition to a $250,000 base salary, the agreement provides for a commission on the sale of cigarettes made by the Company up to a maximum of $250,000 per year during 2000 and 2001. The agreement with Mr. Dean also grants him the right to purchase 350,000 shares of the Company's common stock at $4.00 per share, of which 175,000 options vested as of the date of the employment agreement, and the remaining balance of 175,000 options, vest in equal monthly increments over the twelve-month period following execution of the employment agreement. Upon termination by the Company of Mr. Dean's employment without Cause or by Mr. Dean for Good Reason) as defined in the employment agreement), the Company will be obligated to pay to Mr. Dean all salary and commissions that would be due under the employment agreement through the end of the term of the employment agreement. Under the terms of Mr. Dean's employment agreement, termination for Good Reason includes, but is not limited to, certain transactions which result in a change in voting control of the Company or a disposition of a majority of the Company's income producing assets. Furthermore, in the event Mr. Dean does not accept the position of president and chief operating officer of ST&P in the event of a sale of ST&P, Mr. Dean may terminate his employment for Good Reason.

  On September 15, 2000, the Company entered into an employment agreement with Christopher G. Miller, the Chief Financial Officer, which was to expire on September 15, 2002, with certain renewal options. In addition to a $120,000 base salary, the agreement provided for annual performance bonuses as approved by the Compensation Committee. The agreement with Mr. Miller also granted him the right to purchase 50,000 shares of the Company's common stock at $4.00 per share, of which 25,000 shares vested on September 15, 2001 and 25,000 shares vest on September 15, 2002. As of March 15, 2001, the Company entered into an Amended and Restated Employment Agreement with Mr. Miller, which expires on March 15, 2003, with certain renewal options. In addition to a base salary of $225,000, the agreement provides for performance bonuses as approved by the Compensation Committee. This amended and restated agreement supercedes the September 15, 2000 employment agreement, except as to the option granted to Mr. Miller under that agreement. The amended and restated agreement with Mr. Miller also grants him the right to purchase 250,000 shares of the Company's common stock at $1.844 per share, of which 100,000 options vest immediately, 100,000 vest on March 13, 2002, and 50,000 vest on September 15, 2002. Upon termination by the Company of Mr. Miller's employment without Cause, the Company will be obligated to pay to Mr. Miller severance payments equal to six months salary, paid on a monthly basis. Furthermore, if there is a change of control of the Company (as defined in the employment agreement), and Mr. Miller's agreement does not continue in effect after such a change in control, the Company will, within 60 days of notifying Mr. Miller of such termination, pay to Mr. Miller (a) a lump sum payment equal to all salary then due and payable and (b) severance payments equal to six months salary, paid on a monthly basis.