Form 10-Q
period 2001-03-31
STAR SCIENTIFIC INC
filed 2001-05-08
CIK 776008

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2001

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

 -------------------------------------------------------------------------------
  Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                             ---

At April 30, 2001, there were 59,741,481 shares outstanding of the Registrant's common stock, par value $.01 per share.

                               Table of Contents

                                                                                         Page
PART I     Item 1 - Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
           and December 31, 2000                                                           1

           Condensed Consolidated Statements of Operations for the three months
           ended March 31, 2001 and 2000 (Unaudited)                                       2

           Condensed Consolidated Statements of Cash Flows for the three months
           ended March 31, 2001 and 2000 (Unaudited)                                       3

           Notes to Condensed Consolidated Financial Statements                            4

           Item 2 - Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                   7

           Item 3 - Quantitative and Qualitative Disclosure on Market Risk                 10

PART II    Item 6 - Exhibits and Reports on Form 8-K                                       11

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 31, 2001 AND 2000


                                          March 31,   December 31,
                                            2001          2000
                                        -----------   ------------
ASSETS

Current assets:
  Cash and cash equivalents             $14,469,358   $16,746,599
  Accounts receivable, trade              5,227,935     5,472,503
  Inventories                             5,072,314     5,945,157
  Prepaid expenses and other current
  assets                                    588,348       443,565
  Deferred tax asset                        200,000       320,000
                                        -----------   -----------

Total current assets                     25,557,955    28,927,824

Property, plant and equipment, net       27,514,147    26,703,013
MSA Escrow Fund                          11,605,155    11,605,155
Intangibles, net of accumulated
  amortization                              768,099       709,969
Other assets                                113,197       823,328
Deferred tax asset                               --            --
Deposits on property and equipment        2,461,446       697,947
                                        -----------   -----------

Total Assets                            $68,019,999   $69,467,236
                                        ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes Payable                         $        --   $ 15,950,000
  Current maturities of notes payable        62,133        111,176
  Accounts payable, trade                 2,505,816      3,180,976
  Federal excise taxes payable            4,510,713      6,481,351
  Accrued expenses                        1,764,601      2,593,396
  Income taxes payable                      601,030      1,702,000
                                        -----------   ------------

Total current liabilities                 9,444,293     30,018,899

Notes payable, less current maturities   29,150,000     13,272,332
Lease Liability                              90,986             --
Deferred tax liability                    1,500,000        900,000
                                        -----------   ------------

Total liabilities                        40,185,279     44,191,231
                                        -----------   ------------

Stockholders' equity:
  Common stock/A/                           597,414        597,414
  Additional paid-in capital             13,390,388     13,250,166
  Retained earnings                      16,646,918     14,228,425
  Notes receivable, officers             (2,800,000)    (2,800,000)
                                        -----------   ------------

Total stockholders' equity               27,834,720     25,276,005
                                        -----------   ------------

                                        $68,019,999   $ 69,467,236
                                        ===========   ============

/A/ $.01 par value, 100,000,000 shares authorized, 59,741,460 shares issued and outstanding

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                        Three Months Ended March 31,

                                                             2001           2000
                                                             ----           ----
         Net sales                                      $ 37,374,606    $ 46,513,142
                                                        ------------    ------------
         Less:
           Cost of goods sold                             11,043,087      14,089,398
           Excise taxes on products                       16,400,212      22,592,325
                                                        ------------    ------------
         Gross profit                                      9,931,307       9,831,419
                                                        ------------    ------------
         Operating expenses:
           Marketing and distribution expenses             2,365,648       3,412,792
           General and administrative expenses             2,923,121       2,959,701
           Research and development                          588,265         103,500
                                                        ------------    ------------
         Total operating expenses                          5,877,034       6,475,993
                                                        ------------    ------------
         Operating income                                  4,054,273       3,355,426
                                                        ------------    ------------
         Other (income) expenses:
           Interest expense (net of interest income)          53,966         (26,361)
           Other                                              (2,686)         26,525
                                                        ------------    ------------
           Income from continuing operations before
           income taxes                                    4,002,993       3,355,262
           Income tax expense                              1,584,500       1,350,000
                                                        ------------    ------------

         Net income                                     $  2,418,493    $  2,005,262
                                                        ============    ============
         Basic income per common share:
         Net income                                     $       0.04    $       0.03
         Diluted income per common share:
         Net income                                     $       0.04    $       0.03
         Weighted average shares outstanding              59,741,460      58,774,077
         Diluted weighted average shares outstanding      61,769,523      62,391,461

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS
                         ENDED MARCH 31, 2001 AND 2000


                                                                           2001              2000
                                                                        -----------       -----------
                                                                        (Unaudited)       (Unaudited)
Operating activities:
  Net income                                                            $ 2,418,493       $ 2,005,262
  Adjustments to reconcile net income
      to net cash used in operating activities:
    Depreciation and amortization                                           182,624           459,566
    Deferred income taxes                                                   720,000           180,000
    Loss on fixed asset disposal                                                  -            26,525
    Stock-based compensation expense                                        140,221            32,250
    Increase (decrease) in cash resulting from
      changes in:
      Current assets                                                        972,628        (6,006,900)
      Current liabilities                                                (4,575,562)          975,833
                                                                        -----------       -----------

Net cash used in operating activities                                      (141,596)       (2,327,464)
                                                                        -----------       -----------
Investing activities:
  Collections of notes receivable                                                               5,923
  Purchases of property, plant and equipment                               (267,812)       (6,737,750)
  Deposits on property and equipment                                     (1,768,999)         (410,613)
  Proceeds from disposal of property and equipment                                -            13,450
  Patent costs incurred                                                     (68,445)                -
                                                                        -----------       -----------

Net cash used in investing activities                                    (2,105,256)       (7,128,990)
                                                                        -----------       -----------

Financing activities:
  Proceeds from notes payable                                                     -         6,028,000
  Payments on notes payable                                                 (30,389)          (72,788)
  Proceeds from sale of stock                                                     -            19,640
  Loan cost paid                                                                  -           (43,852)
                                                                        -----------       -----------

Net cash provided by (used in) financing activities                         (30,389)        5,931,000
                                                                        -----------       -----------

Decrease in cash and cash Equivalents                                    (2,277,241)       (3,525,454)

Cash and cash equivalents,
  beginning of period                                                    16,746,599        17,205,248
                                                                        -----------       -----------

Cash and cash equivalents,
  end of period                                                         $14,469,358       $13,679,794
                                                                        ===========       ===========

Supplemental disclosure of cash flow
  information:
  Cash paid during the year for:
    Interest                                                            $   286,036       $   161,792
                                                                        ===========       ===========
    Income taxes                                                        $ 1,684,500       $ 5,220,000
                                                                        ===========       ===========

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Accounting Policies:

       The financial statements of Star Scientific, Inc. ("Star Scientific" or the "Company") and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2000.

       In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results for a full year.

       The Company generated net income for all periods presented. Diluted earnings per share assumes conversion of outstanding common stock options and warrants.

Change in Accounting Method:

       The Company has changed its method of depreciating the tobacco processing barns. Effective July 1, 2000, the barns are being depreciated using the units of production method. This method was adopted because it more accurately matches revenues with expenses for our seasonal leaf production segment and provides a fairer representation of the financial statements. This change did not have a material effect on the Company's results of operations for the three months ended March 31, 2001 and 2000.

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

       On April 13, 2001, Star Scientific deposited into escrow approximately $13.1 million to fund its net 2000 purported escrow obligations under the MSA and specific state statutes that were passed by states that are participating members of the MSA. This is in addition to approximately $11.6 million escrowed by Star Scientific on April 14, 2000, for its 1999 purported escrow obligations. The so-called "level playing field" statutes require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states. To date no states have filed suits against Star Scientific to compel any payments under the MSA and state statutes. In fact, there are no pending lawsuits against Star Scientific in any state or federal court. As a non-participating manufacturer, the Company will have to pay significant sums into these escrow accounts to fund potential health-related claims. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. The Company does, however, continue to receive interest earnings on the invested escrowed amounts.

3.   Working Capital:

       The Company believes that its existing working capital, together with anticipated earnings from its tobacco-leaf operations and available funding on existing lines of credit, will be sufficient to meet its liquidity and capital requirements in the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, any escrow obligations it may be required to comply with under the MSA, the success of the Company's new product development efforts and the other factors described under "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

4.   Notes payable:

     Notes payable consists of the following:

                                                                        2001
                                                                     -----------

       Note payable under a $13,200,000 credit facility
       restricted for the purchase of tobacco curing barns;
       interest at the stated rate of prime plus 1% payable
       commencing December 2000; accrued at the effective
       rate; principal payable in 60 equal monthly
       installments commencing September 2004;
       collateralized by the Company's curing barns and leaf
       tobacco inventory./A/                                         $13,200,000

       Note payable, due December 2001, with principal
       reductions made available by delivery of flue-cured
       green tobacco in 2001; interest at the stated rate of
       prime plus 1%./A/                                              11,000,000

       Note payable, due August 2001, interest at the stated
       rate of prime plus 1%; collateralized by the Company's
       intellectual property./A/                                       4,950,000

       Term note payable, finance company, due in monthly
       installments of $7,262, including interest at 9.31%
       through October 2001; secured by manufacturing
       equipment.                                                         49,303

       Other                                                              12,830
                                                                     -----------
                                                                      29,212,133
       Less current maturities of notes payable                           62,133
                                                                     -----------

       Notes payable, less current maturities                        $29,150,000
                                                                     ===========

     The annual maturities of notes payable are as follows:

               Year ending March 31,
               ---------------------
                   2002/A/                                                62,133
                   2005/A/                                             5,830,000
                   Thereafter/A/                                      23,320,000
                                                                     -----------
                                                                     $29,212,133
                                                                     ===========

/A/ In April 2001, the Company entered into a series of new comprehensive long-term agreements with Brown & Williamson Tobacco Corporation ("B&W") which, among other things, restructures approximately $29 million in debt (including approximately $16 million in short-term debt) into long-term non-interest bearing debt with a five-year repayment schedule beginning January 2005. Future maturities have been adjusted to reflect this change. Interest expense will be imputed, but not paid, because the restated notes are non-interest bearing until January 2005 and begin accruing interest on January 1, 2005.

5.   Income tax expense consists of the following:


       Current                                              $   864,500
       Deferred                                                 720,000
                                                            -----------
                                                            $ 1,584,500
                                                            ===========

6.   Segment information:

                                                       Segment of Business
                                           --------------------------------------------

                                                Three months ended March 31, 2001
                                           --------------------------------------------

                                             Discount
                                            Cigarettes     Tobacco Leaf    Consolidated
                                           ------------    ------------    ------------
       Revenue                             $ 37,374,606    $          -    $ 37,374,606
       Cost of sales and excise taxes        27,295,636         147,663      27,443,299
                                           ------------    ------------    ------------
       Gross margin                          10,078,970        (147,663)      9,931,307
                                           ------------    ------------    ------------
       Research and development                       -         588,265         588,265
                                           ------------    ------------    ------------
       Segment assets                      $ 38,575,091    $ 29,444,908    $ 68,019,999
                                           ============    ============    ============

                                                Three months ended March 31, 2001
                                           --------------------------------------------
       Revenue                             $ 46,490,935    $     22,207    $ 46,513,142
       Cost of sales and excise taxes        36,256,377         425,346      35,831,031
                                           ------------    ------------    ------------
       Gross margin                          10,234,558        (403,139)      9,831,419
                                           ------------    ------------    ------------
       Research and development                       -         103,500         103,500
                                           ------------    ------------    ------------
       Segment assets                      $ 24,499,145    $ 23,278,000    $ 47,277,144
                                           ============    ============    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Star Scientific is engaged in: (1) the development of proprietary scientific technology for the curing of tobacco so as to prevent, retard or significantly reduce the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco specific nitrosamines ("TSNAs"); (2) the development of tobacco products that deliver substantially less carcinogenic toxins, namely TSNAs, along with enlarged health warnings and comparative content information so that adult tobacco consumers will have the option to make informed choices about the use of tobacco products which pose a range of health related risks; the TSNA levels in these products are substantially reduced to very low levels, measured in parts per billion, using the StarCured(TM) tobacco curing process; (3) the manufacture and sale of four discount cigarette brands which contain approximately 24% very low nitrosamine ("VLN") tobacco and which will contain increased VLN tobacco as its supply of very low nitrosamine tobacco increases in the next two growing seasons; (4) the development of very low nitrosamine smokeless tobacco products, i.e., moist snuff and hard snuff tobacco, using StarCured(TM) tobacco with very low levels of carcinogenic TSNAs; and (5) the research and continued development of smoking cessation products, hopefully with a co-venturer or major company with significant resources, and/or an experienced scientific and regulatory infrastructure so as to assist and accelerate the Food and Drug Administration's New Drug Application regulatory process necessary for market entry.

        In the first quarter of 2001, the Company's revenues were generated through the sale of discount cigarettes by its subsidiary, Star Tobacco & Pharmaceuticals, Inc. ("ST&P"). ST&P currently manufactures and sells four brands of discount cigarettes, SPORT(R), MAINSTREET(R), VEGAS(R) and G-SMOKE(R), through approximately 250 tobacco distributors throughout the United States. The Company continues to focus sales efforts in the states of Texas, Florida, Mississippi and Minnesota.

        In early 2001, in an effort to implement the Company's corporate mission to develop potentially less toxic tobacco products (i.e. products that deliver less carcinogenic TSNAs and further reduce toxins in the vapor phase of cigarette smoke through the use of charcoal (carbon)/acetate filters) the Company transitioned its discount products from 10mg activated carbon/acetate filters to 30mg activated carbon/acetate filters which reduce the levels of certain vapor phase toxins. Effective April 1, 2001, the Company increased the percentage of its proprietary StarCured(TM) low-TSNA tobacco used in the manufacture of its discount brands from 3% to approximately 24% on all new production.

        The Company anticipates during the third quarter of 2001 that it will test market both a moist snuff and hard tobacco "cigalett(TM)" manufactured with its proprietary StarCured(TM) very low-TSNA tobacco. The very low-TSNA moist snuff product will be carried under the brand name STONEWALL(TM) and the very low-TSNA hard tobacco "cigalett(TM)" will be carried under the brand name ARIVA(TM).

        The Company's central focus continues to be the research and development of products that reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. The Company fully accepts the evidence showing links between smoking tobacco and a variety of diseases and premature death and believes that it is unlikely that the health risks of smoked tobacco can be completely eliminated. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible using available technology. The Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products that contain the lowest levels of toxins as technologically possible.


Recent Developments

        In April 2001, the Company entered into a series of new comprehensive long-term agreements with Brown & Williamson Tobacco Corporation ("B&W"), which among other things, restructures approximately $29 million in debt (including approximately $16 million in short-term debt) into long-term non-interest bearing debt with a five-year repayment schedule beginning January 2005. Future maturities have been adjusted to reflect his change. Interest expense will be imputed, but not paid, until January 2005 because the restated notes are non-interest bearing and do not accrue any interest until January 1, 2005.

Results of Operations

        The Company's unaudited condensed consolidated results for the periods ended March 31, 2001 and 2000 are summarized in the following table:

                                                    Three Months Ended March 31,
                                                          2001         2000
                                                          ----         ----

        Net sales                                      $37,374,606  $46,513,142
                                                       -----------  -----------
        Cost of goods sold                              11,043,087   14,089,398
        Excise taxes on products                        16,400,212   22,592,325
                                                       -----------  -----------
        Gross profit                                     9,931,307    9,831,419
                                                       -----------  -----------
        Total operating expenses                         5,877,034    6,475,993
        Operating income                                 4,054,273    3,355,426
                                                       -----------  -----------
        Net income                                     $ 2,418,493  $ 2,005,262
                                                       ===========  ===========
        Basic income per common share:
        Net income                                     $      0.04  $      0.03
        Diluted income per common share:
        Net income                                     $      0.04  $      0.03
        Weighted average shares outstanding             59,741,460   58,774,077
        Diluted weighted average shares outstanding     61,769,523   62,391,461

FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

        During the first quarter of 2001, the Company's consolidated net sales decreased $9.1 million or 20% to $37.4 million, from $46.5 million, for the first quarter of 2000. The decrease in sales was primarily due to a reduction in sales volume created by concentrating sales and marketing efforts into a smaller geographic region, namely Texas, Florida, Mississippi and Minnesota. The Company sold approximately 350 million fewer cigarettes during the first quarter of 2001, representing a decrease of 27% from sales during the first quarter of 2000. The decrease in sales volume was offset in part by an increase in the sales price charged by the Company.

        Despite the decrease in net sales, gross profit in the first quarter of 2001 was $10.0 million, slightly higher than the $9.8 million gross profit in the first quarter of 2000. The sales price increase was partially offset by an increase in manufacturing costs. The Company's federal excise tax expense for first quarter 2001 was $16.4 million, down from $22.6 million for first quarter of 2000.

        Total operating expenses decreased to $5.9 million for the first quarter of 2001 from $6.5 million for the first quarter of 2000 principally due to a drop in marketing and distribution expenses slightly offset by an increase in research and development expenses. Marketing and distribution expenses, on a consolidated basis, totaled $2.4 million for the first quarter of 2001, a decrease of $1.0 million over the comparable 2000 period. This reflects a smaller sales force and decreased distribution expenses resulting from the decreased sales volume. Sales and marketing efforts by ST&P during the first quarter of 2001 were reduced from the 2000 comparable period because the Company's sales force is now strategically focused in a smaller geographic region with the highest profit and cash flow opportunities, and has additional operating experience compared to first quarter 2000.

        Increased research and development costs in the first quarter of 2001 were $588,000 compared to $103,000 during the first quarter of 2000. These increased costs reflect the Company's product development costs for its two new smokeless tobacco products, ARIVA(TM) and STONEWALL(TM), scheduled for release into test markets in third quarter 2001. The Company continued its focus on researching and developing products that reduce levels of toxins and potentially reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products.

        The Company had net interest expenses of $53,966 in the first quarter of 2001, as compared to net interest income of $26,361 during the first quarter of 2000. The interest expense in the first quarter of 2001 resulted from the credit facility from B&W, which was used for the purchase of tobacco curing barns and working capital requirements. This interest expense was partially offset by interest income generated by the Company's deposit into its MSA Escrow Fund in April 2000.

        The Company's income tax expense for the first quarter of 2001 was $1.6 million as compared to $1.4 million for the first quarter of 2000. This increase was due to the Company's higher pre-tax income during the first quarter of 2001.

        Consolidated net income of $2.4 million for first quarter 2001 was an increase of 20% from the $2.0 million reported in the comparable 2000 period. In the first quarter 2001, the Company had basic and diluted earnings per share of $0.04 compared to comparable period basic and diluted per share earnings of $0.03 in 2000. This increase in earnings per share reflects the increase in net income for the first quarter of 2001.

Liquidity and Capital Resources

        In the first quarter of 2001, $141,596 of cash was used in operating activities, as compared to $2.3 million during the first quarter of 2000. This reduction in cash used in operations in 2001 was due to higher cash collections from customers during first quarter. A substantial portion of receivables from first quarter 2000 sales were not collected until April 2000.

        During the first quarter of 2001, the Company provided deposits of $1.8 million for equipment required to manufacture the new smokeless tobacco products. The cumulative total for deposits through March 31, 2001 is $2.5 million. The Company intends to close a leasing facility in the 2nd quarter of 2001 for this equipment. At that time, these deposits would be reimbursed and the operating lease would commence.

        All of the Company's previous B&W borrowings as of March 31, 2001 have now been consolidated, as noted above. The Company and ST&P each have granted B&W a first priority security interest in their respective intellectual property as collateral, and have each guaranteed the payment of the other's obligations. Additionally, the facility is collateralized by the Company's curing barns and leaf tobacco inventory.

        The Company has a working capital line of credit, which is collateralized by accounts receivable from its cigarette business, in the amount of $7.5 million. The Company had no borrowings under this credit facility at March 31, 2001.

        In April 2001, the Company, on behalf of ST&P, deposited into escrow approximately $13.1 million to fund ST&P's net purported escrow obligations under the MSA for sales in 2000. This deposit is in addition to the approximately $11.6 million the Company deposited into escrow in April 2000 to fund ST&P's purported obligation under the MSA for sales in 1999. Based on the increased escrow amount per carton, and ST&P's sales in MSA states in future years, the Company will have to pay significant sums into these escrow accounts to meet the Master Settlement Agreement requirements. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis.

        The Company believes that its existing working capital, together with anticipated earnings from its existing operations and new products, will be sufficient to meet its liquidity and capital requirements in the foreseeable future, including the amount of any escrow obligations under the Master Settlement Agreement. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, the amount of any escrow obligations it may be required to comply with under the Master Settlement Agreement, the success of the Company's anticipated very low nitrosamine smokeless tobacco products and the other factors described under "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The foregoing discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's condensed consolidated financial statements and related notes included elsewhere in this Report.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

        The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that its exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

Note on Forward-Looking Statements

THIS REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY HAS TRIED, WHENEVER POSSIBLE, TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS USING WORDS SUCH AS "ANTICIPATES", "BELIEVES", "ESTIMATES", "EXPECTS", "PLANS", "INTENDS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REFLECT THE COMPANY'S CURRENT BELIEFS AND ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO IT. ACCORDINGLY, SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH STATEMENTS. THESE RISKS, UNCERTAINTIES AND CONTINGENCIES INCLUDE, WITHOUT LIMITATION, THE CHALLENGES INHERENT IN NEW PRODUCT DEVELOPMENT INITIATIVES, THE COMPANY'S ABILITY TO RAISE THE CAPITAL NECESSARY TO GROW ITS BUSINESS, POTENTIAL DISPUTES CONCERNING THE COMPANY'S INTELLECTUAL PROPERTY, POTENTIAL DELAYS IN OBTAINING ANY NECESSARY GOVERNMENT APPROVALS OF THE COMPANY'S PROPOSED REDUCED RISK TOBACCO PRODUCTS, MARKET ACCEPTANCE OF THE COMPANY'S PROPOSED NEW PRODUCTS, COMPETITION FROM COMPANIES WITH GREATER RESOURCES THAN THE COMPANY, THE COMPANY'S DECISION NOT TO JOIN THE MASTER SETTLEMENT AGREEMENT ("MSA") AND ITS DECISION TO CHALLENGE THE CONSTITUTIONALITY OF THE MSA, THE EFFECT OF STATE STATUTES ADOPTED UNDER THE MSA AND ANY SUBSEQUENT MODIFICATION OF THE MSA, THE COMPANY'S DEPENDENCE ON KEY EMPLOYEES AND ON ITS STRATEGIC RELATIONSHIPS WITH BROWN & WILLIAMSON TOBACCO CORPORATION. THE IMPACT OF POTENTIAL LITIGATION, IF INITIATED AGAINST OR BY INDIVIDUAL STATES THAT HAVE ADOPTED THE MSA, COULD BE MATERIALLY ADVERSE TO THE COMPANY. SEE ADDITIONAL DISCUSSION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR ADVISE UPON ANY SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS PRESS RELEASE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Number  Description
------  -----------

 3.01   Restated Certificate of Incorporation (1)

 3.02 Certificate of Amendment of Restated Certificate of Incorporation, dated March 25, 1993, and effective April 2, 1993 (2)

 3.03 Certificate of Amendment of Restated Certificate of Incorporation, dated March 25, 1993, and effective April 2, 1993 (2)

 3.04 Certificate of Amendment of Certificate of Incorporation, dated December 15, 1998 (3)

 3.05   Bylaws of the Company as Amended to Date (4)

________________________________________________________________________________
(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSA for the year ended December 31, 1996

(3) Incorporated by reference to the Company's Current Report on Form 8-K dated January 15, 1999

(4) Incorporated by reference to the Company's Quarterly
    Report on Form 10-Q for the quarter ended September 30, 2000.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the period covered by this report.

                                  SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                STAR SCIENTIFIC, INC.

Date:   May 8, 2001                             /s/ Christopher G. Miller
                                          --------------------------------------
                                                Authorized Signatory and
                                                 Chief Financial Officer