Form 10-K/A
period 2000-12-31
STAR SCIENTIFIC INC
filed 2001-06-21
CIK 776008

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                AMENDMENT NO. 1
                                      to
                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
   1934

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

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 1, 2001 is approximately $22,072,521. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of the Registrant's voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  Number of shares outstanding of each class of common equity as of March 1, 2001: 59,741,480 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                                                          Shares
                                                       Beneficially Percentage
Name                                                     Owned(1)    Owned(2)
----                                                   ------------ ----------
Irrevocable Trust #1 FBO(3)...........................  19,058,576     31.9%
Francis E. O'Donnell, Jr., M.D.
709 The Hamptons Lane
Chesterfield, MO 63017

Jonnie R. Williams(4).................................  16,945,264     28.7%

Prometheus Pacific Growth Fund, LDC...................   5,202,640      8.7%
P.O. Box 1062
George Town, Grand Cayman, B.W.I.

Francis E. O'Donnell, Jr., M.D.(5)....................   3,368,362      5.6%
709 The Hamptons Lane
Chesterfield, MO 63017

Paul L. Perito(6).....................................   3,049,000      5.0%
7475 Wisconsin Ave, Suite 850
Bethesda, MD 20814

Robert DeLorenzo, M.D., Ph.D., M.P.H.(7)..............   1,021,000        *

David M. Dean(8)......................................     321,350        *

Christopher G. Miller(9)..............................     163,000        *

Elliot D. Prager(10)..................................     152,445        *

Mark W. Johnson(11)...................................     118,000        *

Sheldon L. Bogaz(12)..................................      61,100        *

Leo S. Tonkin(13).....................................      75,000        *

Martin Leader(14).....................................      30,000        *

Neil Chayet(15).......................................      15,000        *

All Directors, Executive Officers and Officers (14
 Persons).............................................  49,580,737     81.2%

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

(4) Includes 15,845,264 shares held by Mr. Williams. Also includes 1,100,000 shares held by Regent Court of which Mr. Williams is deemed to have beneficial ownership by virtue of his membership in Regent Court and over which he shares voting and investment power with Dr. O'Donnell.
(5) Includes 2,268,362 shares owned by a trust for the benefit of Mr. Williams' children, over which Dr. O'Donnell has sole voting and investment power. Also includes 1,100,000 shares held by Regent Court of which Dr. O'Donnell is deemed to have beneficial ownership by virtue of his membership in Regent Court and over which he shares voting and investment power with Mr. Williams.
(6) Includes 2,000,000 shares held by Mr. Perito, 1,000,000 shares which Mr. Perito has the right to acquire upon exercise of stock options which are presently exercisable and an aggregate of 49,000 shares held by his children or in trust for the benefit of his children, of which Mr. Perito disclaims beneficial ownership.
(7) Includes 30,000 shares held by Dr. DeLorenzo's children. Dr. DeLorenzo disclaims beneficial ownership of shares held by his children. Includes 500,000 shares which Dr. DeLorenzo has the right to acquire upon exercise of stock options which are presently exercisable.
(8) Includes 36,250 shares which Mr. Dean has the right to acquire upon exercise of stock options which are presently exercisable and 1,100 shares owned by Mr. Dean's spouse.
(9) Includes 163,000 shares which Mr. Miller has the right to acquire upon exercise of stock options which are presently exercisable.
(10) Includes 75,000 shares which Dr. Prager has the right to acquire upon exercise of stock options which are presently exercisable. Also includes 3,000 shares owned by Dr. Prager's children and 1,000 shares owned by Dr. Prager's Mother-in-Law, of which Dr. Prager disclaims beneficial ownership.
(11) Includes 118,000 shares which Mr. Johnson has the right to acquire upon exercise of stock options which are presently exercisable.
(12) Includes 50,000 shares which Mr. Bogaz has the right to acquire upon exercise of stock options which are presently exercisable.
(13) Includes 75,000 shares which Mr. Tonkin has the right to acquire upon exercise of stock options which are presently exercisable.
(14) Includes 25,000 shares which Mr. Leader has the right to acquire upon exercise of stock options which are presently exercisable.
(15) Includes 15,000 shares which Mr. Chayet has the right to acquire upon exercise of stock options which are presently exercisable.

Item 14. Exhibits and Reports on Form 8-K

  1. Exhibits

 Number Description
 ------ -----------
  2.01  Asset Purchase Agreement between Star Scientific, Inc., a Delaware
        Corporation and Eyetech, LLC, a Minnesota Limited Liability Company, by
        Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998(1)
  2.02  Escrow Agreement between Star Scientific, Inc., a Delaware Corporation,
        Eyetech, LLC, a Minnesota Limited Liability Company and Robert J.
        Fitzsimmons, an individual residing in St. Paul, Minnesota, and Jonnie
        R. Williams and Vincent Ellis as Escrow Agents, dated February 16,
        1999, and effective December 30, 1998(1)
  3.01  Restated Certificate of Incorporation(2)
  3.02  Certificate of Amendment of Restated Certificate of Incorporation,
        dated March 25, 1993, and effective April 2, 1993(3)
  3.03  Certificate of Amendment of Restated Certificate of Incorporation,
        dated March 25, 1993, and effective April 2, 1993(3)
  3.04  Certificate of Amendment of Certificate of Incorporation, dated
        December 15, 1998(4)
  3.05  Bylaws of the Company as Amended to Date (5)
 10.18  Stock Exchange Agreement between the Company and the stockholders of
        Star Tobacco & Pharmaceuticals, Inc., dated February 6, 1998(6)
 10.19  License Agreement between Star Tobacco & Pharmaceuticals, Inc., as
        Licensee and Regent Court Technologies, Jonnie R. Williams, and Francis
        E. O'Donnell, Jr., M.D., as Licensor, dated January 5, 1998(7)
 10.21  Exclusive Supply Agreement between Star Tobacco & Pharmaceuticals, Inc.
        and Amana Company, L.P., dated August 18, 1998(8)
 10.22  Purchase and Sale Agreement between Prometheus Pacific Growth Fund LDC, a Cayman Island Limited Duration Company, and Eye Technology, Inc., a
        Delaware Corporation, dated July 10, 1998(9)
 10.23  Amendment No. 1 to License Agreement between Regent Court Technologies,
        Jonnie R. Williams, Francis E. O'Donnell, Jr., M.D. and Star Tobacco &
        Pharmaceuticals, Inc., dated August 3, 1998(10)
 10.24  1998 Stock Option Plan, as amended(11)
 10.25  2000 Equity Incentive Plan(12)
 10.26  Executive Employment Agreement dated as of April 27, 1999 entered into by the Company, Jonnie R. Williams and Paul L Perito(13)
 10.27  Qualified Stock Option Agreement dated as of April 27, 1999 between the
        Company and Paul L. Perito(14)
 10.28  Executive Employment Agreement dated as of April 12, 1999 entered into by the Company and James A. McNulty(14)
 10.29  Stock Option Agreement dated as of April 12, 1999 entered into by the
        Company and James A. McNulty(14)
 10.30  Restricted Stock Award Agreement dated as of April 12, 1999 entered into by the Company and James A. McNulty(14)
 10.31  Amended and Restated Manufacture and License Agreement between the
        Company and Powell Manufacturing Company, Inc., dated October 12,
        1999(15)
 10.32  Agreement between the Company and Brown & Williamson Tobacco
        Corporation, dated October 12, 1999(15)

 Number Description
 ------ -----------
 10.33  Loan Agreement between the Company and Brown & Williamson Tobacco
        Corporation, dated October 12, 1999(15)
 10.34  Security Agreement between the Company and Brown & Williamson Tobacco
        Corporation, dated December 16, 1999(15)
 10.35  Supply Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown
        & Williamson Tobacco Corporation, dated January 1, 2000(15)
 10.36  Cigarette Manufacturing Agreement between Star Tobacco &
        Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated
        January 1, 2000(15)
 10.37  Loan and Security Agreement between Star Tobacco & Pharmaceuticals,
        Inc. and Finova Capital Corporation, dated January 20, 2000(15)
 10.38  Lease and Purchase Option Contract between the Company and the
        Industrial Development Authority of the Town of Chase City, Virginia,
        dated March 10, 2000(15)
 10.39  Form of Director Indemnification Agreement(11)
 10.40  Form of Officer Indemnification Agreement(11)
 10.41  First Amendment to Loan and Security Agreement between Star Tobacco &
        Pharmaceuticals, Inc. and Finova Capital Corporation, Business Credit,
        dated April 12, 2000(11)
 10.42  Modification Agreement among the Company, Jonnie R. Williams and Paul
        L. Perito, dated December 1, 1999(11)
 10.43  Second Modification Agreement among the Company, Jonnie R. Williams and
        Paul L. Perito, dated October 6, 2000(12)
 10.44  Executive Employment Agreement between the Company and David Dean, dated October 6, 2000(12)
 10.45  Restated Loan Agreement between the Company, Star Tobacco &
        Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated
        August 21, 2000(15)
 10.46  Restated Security Agreement between the Company and Brown & Williamson
        Tobacco Corporation, dated August 21, 2000(15)
 10.47  Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and
        Brown & Williamson Tobacco Corporation, dated August 21, 2000(15)
 10.48  Guaranty Agreement between the Company and Brown & Williamson Tobacco
        Corporation, dated August 21, 2000(15)
 10.49  Guarantee Agreement between Star Tobacco & Pharmaceuticals, Inc. and
        Brown & Williamson Tobacco Corporation, dated August 21, 2000(15)
 10.50  Executive Employment Agreement dated as of September 15, 2000 between the Company and Christopher G. Miller(15)
 10.51  Amended and Restated Executive Employment Agreement dated as of March
        15, 2001 between the Company and Christopher G. Miller(12)
 10.52  Executive Employment Agreement dated as of March 30, 2001 between the
        Company and Robert E. Pokusa(12)
 16.03  Response Letter from Keiter, Stephens, Hurst, Gary & Shreaves, dated
        January 20, 1999(4)
 21     Subsidiaries of the Company(16)
 23     Consent of Independent Public Accountants(12)

--------
 (1) Incorporated by reference to the Company's Current Report on Form 8-K dated March 2, 1999
 (2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992
 (3) Incorporated by reference to the Company's Annual Report on Form 10-KSA for the year ended December 31, 1996
 (4) Incorporated by reference to the Company's Current Report on Form 8-K dated January 15, 1999
 (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
 (6) Incorporated by reference to the Company's Current Report on Form 8-K dated February 19, 1998
 (7) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998
 (8) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998
 (9) Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 1998
(10) Incorporated by reference to the Company's Current Report on Form 8-K dated September 11, 1998
(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999
(12)  Previously filed
(13) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999
(14) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999
(15) Incorporated by reference to the Company's Registration Statement on Form S-1/A dated May 8, 2000
(16) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998

  2. Reports on Form 8-K

  A Current Report on Form 8-K was filed on August 22, 2000 in connection with the Restated Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated August 21, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Chester, Virginia on the 21st day of June, 2001.

                                          STAR SCIENTIFIC, INC.

                                                  /s/ Jonnie R. Williams
                                          By: _________________________________
                                                     Jonnie R. Williams
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated.

              Signature                             Title                     Date
              ---------                             -----                     ----

       /s/ Jonnie R. Williams          Chief Executive Officer and        June 21, 2001
______________________________________  Director
          Jonnie R. Williams            (Principal Executive Officer)

         /s/ Paul L. Perito            Chairman of the Board,             June 21, 2001
______________________________________  President and Chief Operating
            Paul L. Perito              Officer

     /s/ Christopher G. Miller         Chief Financial Officer and        June 21, 2001
______________________________________  Director
        Christopher G. Miller           (Principal Financial and
                                        Accounting Officer)

          /s/ Neil Chayet              Director                           June 21, 2001
______________________________________
             Neil Chayet

      /s/ Robert J. DeLorenzo          Director                           June 21, 2001
______________________________________
         Robert J. DeLorenzo

        /s/ Mark W. Johnson            Director                           June 21, 2001
______________________________________
           Mark W. Johnson

                                       Director
______________________________________
          Whitmore B. Kelley

         /s/ Martin Leader             Director                           June 21, 2001
______________________________________
            Martin Leader

        /s/ Elliot D. Prager           Director                           June 21, 2001
______________________________________
           Elliot D. Prager

         /s/ Leo S. Tonkin             Director                           June 21, 2001
______________________________________
            Leo S. Tonkin

       /s/ Jonnie R. Williams
*By___________________________________
          Jonnie R. Williams
           Attorney-in-fact