Form 10-Q
period 2001-06-30
STAR SCIENTIFIC INC
filed 2001-08-09
CIK 776008

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             ____________________

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                               ----       ---

At July 31, 2001, there were 59,741,481 shares outstanding of the Registrant's common stock, par value $.01 per share.

                               Table of Contents

Page

PART I   Item 1 -  Financial Statements
         Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
         and December 31, 2000                                                                    1

         Condensed Consolidated Statements of Operations for the three months and six months
         ended June 30, 2001 and 2000 (Unaudited)                                                 2

         Condensed Consolidated Statements of Cash Flows for the six months
         ended June 30, 2001 and 2000 (Unaudited)                                                 3

         Notes to Condensed Consolidated Financial Statements                                     4


         Item 2 -  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                          8

         Item 3 -  Qualitative and Quantitative Disclosures about Market Risk                    12


PART II  Item 6 -  Exhibits and Reports on Form 8-K                                              13

Signatures

Part I- Item 1. Financial Statements

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,          December 31,
                                                         2001               2000
                                                   -------------        -------------
                                                     (Unaudited)

ASSETS
------

Current assets:
 Cash and cash equivalents                          $ 2,439,750         $16,746,599
 Accounts receivable, trade                           8,731,965           5,472,503
 Inventories                                          5,169,436           5,945,157
 Prepaid expenses and other current
  assets                                                543,548             443,565
 Deferred tax asset                                     215,000             320,000
                                                    -----------         -----------
Total current assets                                 17,099,699          28,927,824
Property, plant and equipment, net                   25,504,295          26,703,013
MSA Escrow Fund                                      24,945,166          11,605,155
Intangibles, net of accumulated
 amortization                                           859,493             709,969
Other assets                                          1,372,059             823,328
Deposits on property and equipment                    1,401,865             697,947
                                                    -----------         -----------

                                                    $71,182,577         $69,467,236
                                                    ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Notes Payable                                      $         -         $15,950,000
 Current maturities of notes payable                     69,869             111,176
 Accounts payable, trade                              4,145,026           3,180,976
 Federal excise taxes payable                         4,453,768           6,481,351
 Accrued expenses                                     2,394,235           2,593,396
 Income taxes payable                                   430,749           1,702,000
                                                    -----------         -----------

Total current liabilities                            11,493,647          30,018,899

Notes payable, less current maturities               27,328,275          13,272,332
Deferred tax liability                                1,715,000             900,000
                                                    -----------         -----------

Total liabilities                                    40,536,922          44,191,231
                                                    -----------         -----------

Stockholders' equity:
 Common stock/A/                                        597,414             597,414
 Preferred stock/B/                                           -                   -
 Additional paid-in capital                          13,503,044          13,250,166
 Retained earnings                                   19,345,197          14,228,425
 Notes receivable, officers                          (2,800,000)         (2,800,000)
                                                    -----------         -----------

Total stockholders' equity                           30,645,655          25,276,005
                                                    -----------         -----------

                                                    $71,182,577         $69,467,236
                                                    ===========         ===========


/A/ $.01 par value, 100,000,000 shares authorized, 59,741,481 shares issued and outstanding

/B/  Series B, convertible; $.01 par value 15,000 shares authorized

            See notes to condensed consolidated financial statements

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                  Three Months Ended June 30,   Six Months Ended June 30,
                                                                       2001         2000            2001          2000
                                                                  ------------   ------------   ------------  ------------
Net sales                                                          $43,660,976   $42,238,508     $81,035,581   $88,751,650
                                                                   -----------   -----------     -----------   -----------

Less:
 Cost of goods sold                                                 13,313,428    12,355,654      24,356,514    26,445,052
 Excise taxes on products                                           18,472,737    19,187,820      34,872,949    41,780,145
                                                                   -----------   -----------     -----------   -----------
Gross profit                                                        11,874,811    10,695,034      21,806,118    20,526,453
                                                                   -----------   -----------     -----------   -----------
Operating expenses:
 Marketing and distribution expenses                                 2,627,698     3,376,326       4,993,347     6,789,118
 General and administrative expenses                                 4,326,897     3,280,107       7,250,018     6,239,808
 Research and development                                              538,940       575,268       1,127,205       678,768
                                                                   -----------   -----------     -----------   -----------
Total operating expenses                                             7,493,535     7,231,701      13,370,570    13,707,694
                                                                   -----------   -----------     -----------   -----------
Operating income                                                     4,381,276     3,463,333       8,435,548     6,818,759
                                                                   -----------   -----------     -----------   -----------
Other (income) expenses:
 Interest expense (net of interest income)                            (304,674)      146,420        (253,395)      145,984
 Loss on disposal of fixed assets                                      159,152                       159,152
                                                                   -----------                   -----------
 Income from continuing operations before
 income taxes                                                        4,526,798     3,316,913       8,529,791     6,672,775
 Income tax expense                                                  1,828,520     1,590,000       3,413,020     2,940,000
                                                                   -----------   -----------     -----------   -----------
Net income                                                         $ 2,698,278   $ 1,726,913     $ 5,116,771   $ 3,732,775
                                                                   ===========   ===========     ===========   ===========

Basic income per common share:                                           $0.05         $0.03           $0.08         $0.06

Diluted income per common share:                                         $0.05         $0.03           $0.08         $0.06

Weighted average shares outstanding                                 59,741,481    58,769,000      59,741,481    58,762,220
Diluted weighted average shares outstanding                         60,756,529    61,830,738      60,756,529    62,240,681



            See notes to condensed consolidated financial statements

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE SIX MONTHS
                          ENDED JUNE 30, 2001 AND 2000


                                            2001                2000
                                        -----------         -----------
                                        (Unaudited)         (Unaudited)
Operating activities:
 Net income                             $ 5,116,771         $  3,732,775
 Adjustments to reconcile
  net income to net cash provided
   by operating activities:
  Depreciation and
   amortization                             371,217              986,573
  Deferred income taxes                     920,000              386,000
  Loss on fixed asset
   disposal                                 159,152               26,525
  Stock-based compensation
   expense                                  252,878              151,250
  Increase (decrease) in cash resulting
   from changes in:
   Current assets                        (2,583,724)          (4,396,729)
   Current liabilities                   (2,533,944)           4,723,905
    Other assets                           (548,731)                   -
                                        -----------         ------------

Net cash provided by
 operating activities                     1,153,619            5,610,299
                                        -----------         ------------
Investing activities:
 Purchases of property,
  plant and equipment                    (1,184,043)         (12,074,560)
 Deposits on property and
  equipment                                (703,919)                   -
 Proceeds from disposal of
  property and equipment                  1,874,984                    -
 Patent costs incurred                     (172,115)                   -
                                        -----------         ------------

Net cash used in investing
 activities                                (185,093)         (12,074,560)
                                        -----------         ------------

Financing activities:
 Proceeds from revolving
  line of credit                                  -            3,758,182
 Proceeds from notes
  payable                                         -            6,585,922
 Payments on notes payable               (1,935,364)            (241,452)
 Proceeds from issuance of stock                  -               39,640
                                        -----------         ------------

Net cash provided by (used
 in) financing activities                (1,935,364)          10,142,292
                                        -----------         ------------

MSA Escrow Fund                         (13,340,011)         (11,605,156)
                                        -----------         ------------

Decrease in cash and cash
 equivalents                            (14,306,849)          (7,927,123)

Cash and cash equivalents,
 beginning of period                     16,746,599           17,205,248
                                        -----------         ------------

Cash and cash equivalents,
 end of period                          $ 2,439,750         $  9,278,123
                                        ===========         ============

Supplemental disclosure of
 cash flow
 information:
 Cash paid during the year
  for:
  Interest                              $   500,758         $    587,858
                                        ===========         ============
  Income taxes                          $ 3,728,970         $  8,958,000
                                        ===========         ============




            See notes to condensed consolidated financial statements

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)


1.   Accounting Policies:

     The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2000.

     In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results for a full year.

     Star Scientific, Inc. ("Star Scientific" or the "Company") generated net income for all periods presented. Diluted earnings per share assumes conversion of potentially dilutive common stock options and warrants. Potential common shares outstanding are excluded from the computation if the effect is dilutive.

2.   Obligations under Master Settlement Agreement - MSA Escrow Fund:

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

     On April 13, 2001, Star Scientific deposited into escrow under protest approximately $13.1 million to fund its net purported 2000 escrow obligations under the MSA and specific state statutes that were passed by states that are participating members of the MSA. This amount was in addition to $11.6 million escrowed under protest by Star Scientific on April 14, 2000, for its purported 1999 escrow obligations. The so-called "level playing field" statutes require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states. To date no states have filed suits against Star Scientific to compel any payments under the MSA and state statutes. As a non-participating manufacturer, the Company will have to pay significant sums into these escrow accounts to fund potential health-related claims. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. The Company does, however, continue to receive interest earnings on the invested escrowed amounts.

     The Company has tried to mitigate the cost of the MSA by focusing our field sales force and seeking to increase market share in states that were not participants in the MSA among other approaches to lessen the harmful effects of what we believe to be an unconstitutional compact that impermissibly regulates interstate commerce. Once Star Tobacco & Pharmaceuticals, Inc. ("ST&P"), the Company's wholly-owned cigarette manufacturing and distribution subsidiary, sells product to independent distributors, ST&P is not in a position to monitor subsequent sales by such entities and it does not do so. However, certain of the Attorneys General in MSA states and The National Association of Attorneys General (the "NAAG") have taken the position the Company is responsible to escrow funds for any sales in MSA states whether made by ST&P directly or by a third party to whom ST&P has sold product. In response to demands made by certain Attorneys General, the Company in the second quarter of 2001 made adjustments under protest of approximately $300,000 to its escrow account. The Company anticipates that there may be further demands which may require additional adjustments.

     After almost two years of negotiations with the NAAG, the Company concluded that the NAAG had little interest in working with Star to come to a reasonable solution under which the Company could become a participant in the MSA. Accordingly, on December 15, 2000, the Company filed a lawsuit in the United States

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)


District Court for the Eastern District of Virginia requesting that the court declare both the MSA and Virginia's Qualifying Statute unconstitutional and, therefore, invalid. The Company's complaint challenges the MSA on the grounds that it violates the Interstate Compact Clause and the Commerce Clause of the Constitution of the United States. It challenges the Qualifying Statute on the grounds that it violates the Equal Protection, Due Process, Takings and Commerce Clauses of the Constitution. Neither the Virginia Attorney General nor any other state attorney general has ever charged the Company with the tortious and unlawful conduct asserted against other cigarette manufacturers in lawsuits by various states which led to the execution of the MSA. Despite the absence of any claim against the Company, which is focused primarily on producing less toxic and potentially less hazardous tobacco and tobacco products, the MSA and the Qualifying Statute impose a severe burden on the Company's research and development activities.

     On March 12, 2001, the District Court heard oral argument on the Commonwealth's Motion to Dismiss, after both sides exchanged briefs on all the constitutional and related issues. On March 26, 2001, the District Court dismissed the Company's complaint, but in its opinion, the District Court did note that Star Scientific "must now suffer as a result of the bad faith of previous market entrants." The District Court further noted that Star Scientific "has never been accused of the fraudulent, collusive and intentionally dishonest activities of the Big Four," "was not even in existence during the bulk of the time that these activities were occurring," and has taken "every step to provide complete disclosure about the harmful nature of its products." The District Court also stated that the "financial burden on Star Scientific and others like it may hamper efforts to develop new tobacco technologies." The Company promptly appealed the District Court's ruling, and continues to believe that the MSA and the Virginia Qualifying Statute are constitutionally flawed.

     On June 12, 2001 the Company filed a second lawsuit challenging the MSA in the United States District Court for the Southern District of Indiana, which suit raised constitutional challenges to the MSA and Indiana Qualifying Statute. The Indiana lawsuit also raised the contention that the Company is not subject to any escrow obligation in Indiana because it has no substantial nexus to the state, and because the Qualifying Statute has an impermissible extraterritorial effect and excessively burdens interstate commerce in violation of the Commerce Clause.

3.   Working Capital:

     The Company believes that its existing working capital, together with anticipated earnings from its tobacco-leaf operations and available funding on existing lines of credit, will be sufficient to meet its liquidity and capital requirements in the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, any escrow obligations it may be required to comply with under the MSA, the success of the Company's new product development efforts and the other factors described under "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Because of the escrow requirements, a substantial portion of the Company's net income from operations will be unavailable for the Company's use and the amount required to be placed into escrow may exceed the net operating cash flow generated by the Company.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)


4.   Notes payable:

     Notes payable at June 30, 2001 consist of the following:

                                                                                       June 30,
                                                                                         2001
                                                                                      -----------
    Note payable under a $13,200,000 credit facility restricted for the purchase of tobacco curing barns; interest accrues beginning January 1,
    2005 at the stated rate of prime plus 1%; principal payable in 60 equal monthly installments commencing January 2005; collateralized by the
    Company's curing barns, leaf tobacco inventory and intellectual property./A/      $11,329,000

    Note payable, non-interest bearing until January 1, 2005.  Interest accrues beginning January 2005 at prime plus 1%, payable monthly.  Principal
    payable in 60 equal monthly installments commencing January 2005./A/               11,000,000

   Note payable, non-interest bearing until January 1, 2005.  Interest accrues beginning January 1, 2005 at the stated rate of prime plus 1%; principal
   payable in 60 equal monthly installments commencing January 2005./A/                 4,950,000

   Term note payable, finance company, due in monthly installments of $7,262, including interest at 9.31% through October 2001; secured by manufacturing
   equipment.                                                                              28,506

   Other                                                                                   90,638
                                                                                      -----------
                                                                                       27,398,144
   Less current maturities of notes payable                                                69,869
                                                                                      -----------

   Notes payable, less current maturities                                             $27,328,275
                                                                                      ===========

/A/ On April 25, 2001, the Company renegotiated these notes to provide for maturities beginning in 2005. There are provisions in the note restatements for reductions based on royalties from Brown & Williamson Tobacco Corporation ("B&W") and other future performance by B&W under the agreements entered into on April 25, 2001.

     The annual maturities of notes payable are as follows:

                Year ending June 30,
                --------------------
                      2002                                           69,869
                      2003                                           34,788
                      2004                                           14,851
                      2005                                        2,727,900
                      Thereafter                                 24,550,736
                                                                -----------
                                                                $27,398,144
                                                                ===========

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)


5.  Income tax expense consists of the following:

     Current                                                    $2,493,020
     Deferred                                                      920,000
                                                                ----------
                                                                $3,413,020
                                                                ==========


6.  Segment information:

                                                 Segment of Business
                                    ----------------------------------------------
                                           Three months ended June 30, 2001
                                    ----------------------------------------------

                                    Discount
                                    Cigarettes        Tobacco Leaf    Consolidated
                                    -----------       ------------    ------------
Revenue                             $43,660,976       $          -     $43,660,976
Cost of sales and excise taxes       31,635,850            150,315      31,786,165
                                    -----------       ------------     -----------
Gross margin                         12,025,126           (150,315)     11,874,811
                                    -----------       ------------     -----------
Research and development                      -            538,940         538,940
                                    -----------       ------------     -----------
Segment assets                      $59,387,078       $ 11,795,499     $71,182,577
                                    ===========       ============     ===========

                                             Three months ended June 30, 2000
                                    ----------------------------------------------

Revenue                             $42,238,508       $          -     $42,238,508
Cost of sales and  excise taxes      30,928,582            614,892      31,543,474
                                    -----------       ------------     -----------
Gross margin                         11,309,926           (614,892)     10,695,034
                                    -----------       ------------     -----------
Research and development                      -            575,267         525,267
                                    -----------       ------------     -----------
Segment assets                      $37,767,417        $23,077,751     $57,845,168
                                    ===========        ===========     ===========

                                             Six months ended June 30, 2001
                                    ----------------------------------------------

                                    Discount
                                    Cigarettes        Tobacco Leaf     Consolidated
                                    -----------       ------------     ------------

Revenue                             $81,035,581       $          -     $81,035,581
Cost of sales and excise taxes       58,931,485            297,978      59,229,463
                                    -----------       ------------     -----------
Gross margin                         22,104,096           (297,978)     21,806,118
                                    -----------       ------------     -----------
Research and development                      -          1,127,205       1,127,205
                                    -----------       ------------     -----------
Segment assets                      $59,387,078       $ 11,795,499     $71,182,577
                                    ===========       ============     ===========

                                             Six months ended June 30, 2000
                                    ----------------------------------------------

Revenue                             $88,729,443       $     22,207    $88,751,650
Cost of sales and  excise taxes      67,184,959          1,040,238     68,225,197
                                    -----------       ------------    -----------
Gross margin                         21,544,483        (1,0180,031)    20,526,453
                                    -----------       ------------    -----------
Research and development                      -            678,767        678,767
                                    -----------       ------------    -----------
Segment assets                      $37,767,417        $23,077,751    $57,845,168
                                    ===========       ============    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General; Recent Developments

     Star Scientific is engaged in: (1) the development of proprietary scientific technology for the curing of tobacco so as to prevent, retard or significantly reduce the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily, the tobacco specific nitrosamines ("TSNAs"); (2) the development of tobacco products that deliver substantially less carcinogenic toxins, namely TSNAs, along with enlarged health warnings and comparative content information so that adult tobacco consumers will have the option to make informed choices about the use of tobacco products which pose a range of health related risks; the TSNA levels in these products are substantially reduced to very low levels, measured in parts per billion, using the StarCured(TM) tobacco curing process; (3) the manufacture and sale of four discount cigarette brands which contain approximately 24% very low nitrosamine ("VLN") StarCured(TM) tobacco and which will contain increased StarCured(TM) tobacco as this supply of very low nitrosamine tobacco increases in the next two growing seasons; (4) the development of VLN smokeless tobacco products, i.e., moist snuff and hard snuff tobacco, using StarCured(TM) tobacco with very low levels of carcinogenic TSNAs; and (5) the research and continued development of smoking cessation products, hopefully with a co-venturer or major company with significant resources, and/or an experienced scientific and regulatory infrastructure so as to assist and accelerate the Food and Drug Administration's New Drug Application regulatory process necessary for market entry.

     During the second quarter of 2001, the Company's revenues were generated through the sale of discount cigarettes by its subsidiary, ST&P. ST&P currently manufactures and sells four brands of discount cigarettes, SPORT(R), MAINSTREET(R), VEGAS(R) and G-SMOKE(R), through approximately 225 tobacco distributors throughout the United States. The Company continues to focus sales efforts and is seeking to increase its market share in states that do not participate in the MSA, among other approaches, to lessen the impact of the MSA.

     In early 2001, in an effort to implement the Company's corporate mission to develop less toxic tobacco products (i.e. products that deliver less carcinogenic TSNAs and further reduce toxins in the vapor phase of cigarette smoke through the use of charcoal (carbon)/acetate filters) the Company transitioned its discount products from 10mg activated carbon/acetate filters to 30mg activated carbon/acetate filters which reduce the levels of certain vapor phase toxins.

     In April 2001, the Company increased the percentage of its proprietary StarCured(TM) very low-TSNA tobacco used in its discount brands from 3% to 24% on all new production. This transition increased the cost of goods sold per unit, however, it is in keeping with the Company's corporate mission to reduce the level of toxins in tobacco products.

     The Company anticipates during the third quarter of 2001 that it will begin to test market both a moist snuff and hard tobacco "cigalett(TM)" manufactured with its proprietary StarCured(TM) very low-TSNA tobacco. The very low-TSNA moist snuff product will be sold under the brand name STONEWALL(TM) and the very low-TSNA hard tobacco "cigalett(TM)" will be sold under the name ARIVA(TM).

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

     In April 2001, the Company reached a new comprehensive long-term agreement with B&W, which restructured approximately $29 million in debt (including $16 million in short-term debt) into long-term non-interest bearing debt with a five-year repayment schedule beginning January 2005.

     The Company's unaudited condensed consolidated results for the periods ended June 30, 2001 and 2000 are summarized in the following table:

                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                       2001           2000           2001           2000
                                                   ------------    -----------    -----------    ----------
Net sales                                          $43,660,976     $42,238,508    $81,035,581    $88,751,650
                                                   -----------     -----------    -----------    -----------
Cost of goods sold                                  13,313,428      12,355,654     24,356,514     26,445,052
Excise taxes on products                            18,472,737      19,187,820     34,872,949     41,780,145
                                                   -----------     -----------    -----------    -----------
Gross profit                                        11,874,811      10,695,034     21,806,118     20,526,453
                                                   -----------     -----------    -----------    -----------
Operating income                                     4,381,276       3,463,333      8,435,548      6,818,759
                                                   -----------     -----------    -----------    -----------
Net income                                         $ 2,698,278     $ 1,726,913      5,116,770      3,732,775
                                                   ===========     ===========    ===========    ===========

Basic income per common share:                     $      0.05     $      0.03    $      0.08    $      0.06

Diluted income per common share:                   $      0.05     $      0.03    $      0.08    $      0.06

Weighted average shares outstanding                 59,741,481      58,769,000     59,741,481     58,762,220
Diluted weighted average shares outstanding         60,756,529      61,830,738     60,756,529     62,240,681

SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000

     During the second quarter of 2001, the Company's consolidated net sales increased to $43.7 million, reflecting an increase of $1.4 million, or 3% over sales in the second quarter of 2000. This increase in sales was primarily due to an increase in the Company's sales price of its four discount cigarette brands. Comparative quarters reflect a slight decrease in sales volume, with
5.4 million cartons of cigarettes sold in the second quarter of 2001, compared to 5.7 million cartons of cigarettes sold in the second quarter of 2000.

     During the second quarter of 2001, the Company's consolidated gross profit increased to $11.9 million compared to $10.7 million in the second quarter of 2000, reflecting an increase of $1.2 million or 11%. This increase is the result of higher sales prices for the discount cigarette brands, partially offset by an increase in manufacturing costs, which include an increase beginning in April from 3% to 24% very low-TSNA tobacco used in the Company's four discount brands. However, the net result was a higher gross margin per carton of cigarettes sold in the second quarter of 2001 compared to second quarter 2000. The Company's federal excise tax expense for the second quarter of 2001 was $18.5 million, which compares favorably to the $19.2 million federal excise tax expense for the second quarter of 2000, directly reflecting the decrease in sales volume.

     Marketing and distribution expenses, on a consolidated basis, totaled $2.6 million for the second quarter of 2001, a decrease of $0.7 million over the second quarter of 2000, reflecting a smaller sales force and decreased distribution expenses resulting from the decreased sales volume.

     General and administrative expenses, on a consolidated basis, totaled $4.3 million for the second quarter of 2001, an increase of $1.0 million over the second quarter of 2000. This increase is primarily the result of expenses relating to manufacturing preparation and pre-test market activities for the Company's two new smokeless tobacco products, brand-named STONEWALL(TM) and ARIVA(TM), increased litigation costs associated with the patent infringement lawsuit that the Company filed against R.J. Reynolds in May 2001, the Company's legal challenges to the MSA as well as increased expenses associated with the Company's Executive, Scientific and Regulatory Affairs Offices in Bethesda, Maryland. Research and development expenses totaled $0.5 million for the second quarter of 2001, as compared to $0.5 million for the second quarter of 2000.

     Interest income of $0.3 million was recognized in the second quarter of 2001, compared to interest expense of $0.1 million for the second quarter of 2000, reflecting a $0.4 million increase in interest income as a result of interest earned on the $25 million MSA escrow. The Company has access to and uses all interest earned on its MSA escrow funds.

     In May 2001, as part of a license agreement entered into in February 2001 with Golden Leaf Tobacco Company, the Company sold 91 StarCured(TM) tobacco curing barns for $1.9 million, which resulted in a loss of $159,000. The $1.9 million in proceeds was used to reduce long-term debt owed to B&W because the barns are held as collateral for these loans. Under the license agreement, Golden Leaf is obligated to pay royalties on StarCured(TM) tobacco and other low-TSNA tobacco it uses once the Company begins to receive royalties from tobacco companies other than B&W.

     Consolidated net income of $2.7 million for the second quarter of 2001 increased 56% from the $1.7 million reported in the second quarter of 2000. In the second quarter of 2001, the Company had basic and diluted earnings per share of $0.05 compared to basic and diluted per share earnings of $0.03 in the second quarter of 2000. This increase in earnings per share reflects the increase in net income for the second quarter of 2001. The increase in weighted average shares outstanding in the second quarter of 2001 compared to the second quarter of 2000 is due to the exercise of 977,280 stock warrants during the third quarter of 2000.


FIRST SIX MONTHS 2001 COMPARED WITH FIRST SIX MONTHS 2000

     During the first six months of 2001, the Company's net sales decreased to $81.0 million, reflecting a decrease of $7.7 million, or 9% below the comparable 2000 period. This decrease is primarily the result of reduced sales volume caused by a reduction in sales force, as well as focusing sales and marketing efforts into a smaller geographic region consisting of states that were not participants in the MSA. ST&P's shipment volume during the first six months of 2001 decreased approximately 20% from 2.5 billion units in 2000 to 2.0 billion units in 2001. Excise taxes included in net sales for the first six months of 2001 decreased to $34.9 million from $41.8 million in the comparable 2000 period due to the decreased shipment volume. All net sales in the first six months of 2001 and 2000 were from cigarette sales by ST&P.

     During the first six months of 2001, the Company's consolidated gross profit increased to $21.8 million, reflecting an increase of $1.3 million over the comparable 2000 period. The Company achieved higher gross profit despite a reduction in volume, due to increasing its sale prices to distributors. The increase in sales price was partially offset by an increase in cigarette manufacturing costs beginning in April as a result of the increase from 3% to 24% very low-TSNA tobacco used in the Company's four discount brands. Cost of goods sold increased on a per carton basis, however total period cost of goods sold decreased during the first six months of 2001 to $24.4 million, a reduction of $2.1 million from the comparable 2000 period due to the decrease in sales volume.

     Marketing and distribution expenses, on a consolidated basis, totaled $5.0 million for the first six months of 2001, a decrease of $1.8 million from the comparable 2000 period. This reduction is the result of a smaller sales force in 2001 compared with 2000, and a decrease in distribution costs associated with the reduced sales volume during 2001 compared to 2000.

     General and administrative expenses, on a consolidated basis, totaled $7.3 million for the first six months of 2001, an increase of $1.0 million over the comparable 2000 period. This increase is primarily the result of expenses relating to manufacturing preparation and pre-test market activities for the Company's two new smokeless tobacco products, brand-named STONEWALL(TM) and ARIVA(TM), increased litigation costs associated with the patent infringement lawsuit filed against R.J. Reynolds in May 2001, the Company's legal challenges to the MSA as well as increased expenses associated with the Company's Executive, Scientific and Regulatory Affairs Offices in Bethesda, Maryland. Research and development expenses totaled $1.1 million for the first six months of 2001, as compared to $0.7 million for the first six months of 2000.

     Increased interest income in the first six months of 2001 reflects interest on higher cash balances on hand, generated by the Company's aggregate $25 million deposit into its MSA escrow fund. Interest income generated by the MSA escrow fund can be accessed and used by the Company.

     Consolidated net income of $5.1 million for the first six months of 2001 increased $1.4 million or 37% over the comparable 2000 period's net income of $3.7 million. In the first six months of 2001 the Company had basic and diluted earnings per share of $.08 per share versus basic and diluted earnings per share of $.06 in the first six months of 2000. The increase in earnings per share reflects the higher net income during the first six months of 2001 versus the comparable 2000 period. The increase in weighted average shares outstanding in the first six months of 2001 versus the comparable 2000 period is due to the exercise of 977,280 stock warrants during the third quarter of 2000.


Liquidity and Capital Resources

     In the first six months of 2001, $1.2 million of cash was provided by operating activities, primarily due to positive cash flow effects of cigarette sales. The cash flow effects of cigarette sales were tempered by higher receivable balances caused by a high volume of sales occurring at the end of June due to a promotional program.

     During the first six month of 2001, the Company provided $0.7 million in deposits for equipment required to manufacture the new smokeless tobacco products. The cumulative total for deposits made for equipment through June 30, 2001 is $3.2 million. On July 1, 2001, the Company closed a $3.1 million equipment leasing facility, had the deposits reimbursed, and committed to maintaining a deposit balance of $1.3 million for the 5-year duration of the equipment lease. During the third quarter of 2001, the Company intends to continue to make additional deposits for various laboratory and manufacturing equipment, and the Company plans to have an additional closing of its equipment leasing facility during the third quarter of 2001.

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

     The Company has a working capital line of credit, which is collateralized by accounts receivable from its cigarette business, in the amount of $7.5 million. The Company had no borrowings under this credit facility at June 30, 2001.

     In April 2001, the Company, on behalf of ST&P, deposited into escrow approximately $13.1 million to fund ST&P's purported net escrow obligations under the MSA for sales in 2000. This deposit is in addition to the approximately $11.6 million the Company deposited into escrow in April 2000 to fund ST&P's purported obligation under the MSA for sales in 1999. Furthermore, as discussed above, during the second quarter 2001, in response to demands made by certain Attorneys General, the Company under protest made additional deposits of approximately $300,000 to its escrow account. The Company anticipates that there may be further demands that may require additional adjustments to its escrow deposits. Based on the increased escrow amount per carton and ST&P's sales in MSA states in future years, the Company will have to pay significant sums into these escrow accounts to meet the MSA requirements. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis.

     The Company believes that its existing working capital, together with anticipated earnings from its existing operations and new products, as well as cash provided by financing activities, if any, will be sufficient to meet its liquidity and capital requirements in the foreseeable future, including the amount of any escrow obligations under the MSA. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, the amount of any escrow obligations it may be required to comply with under the MSA, the success of the Company's anticipated very low nitrosamine smokeless tobacco product development efforts and the other factors described under "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     The foregoing discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's condensed consolidated financial statements and related notes included elsewhere in this Report.


Item 3.  Qualitative and Quantitative Disclosure About Market Risk

       The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.


Note on Forward-Looking Statements

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY HAS TRIED, WHENEVER POSSIBLE, TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS USING WORDS SUCH AS "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," "PLANS," "INTENDS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REFLECT THE COMPANY'S CURRENT BELIEFS AND ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO IT. ACCORDINGLY, SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH STATEMENTS. THESE RISKS, UNCERTAINTIES AND CONTINGENCIES INCLUDE, WITHOUT LIMITATION, THE FACT THAT THE COMPANY MAY NOT BE SUCCESSFUL IN LITIGATION TO ENFORCE ITS PATENT RIGHTS, THAT TOBACCO COMPANIES AND OTHERS POTENTIALLY INFRINGING ITS PATENT MAY NOT ENTER INTO ROYALTY AGREEMENTS TO SUBLICENSE ITS PATENTS, THAT THE TOBACCO INDUSTRY MAY NOT ADOPT LOW-TSNA TOBACCO AS ITS PREDOMINANT TOBACCO RAPIDLY OR AT ALL, OR THAT A NON-INFRINGING PRODUCT COMPETITIVE WITH THE PATENTS MAY BE DEVELOPED BY A THIRD PARTY. OTHER RISKS OF THE BUSINESS INCLUDE THE CHALLENGES INHERENT IN NEW PRODUCT DEVELOPMENT INITIATIVES, THE COMPANY'S ABILITY TO RAISE THE CAPITAL NECESSARY TO GROW ITS BUSINESS, POTENTIAL DISPUTES CONCERNING THE COMPANY'S INTELLECTUAL PROPERTY, POTENTIAL DELAYS IN OBTAINING ANY NECESSARY GOVERNMENT APPROVALS OF THE COMPANY'S

PROPOSED REDUCED RISK TOBACCO PRODUCTS, MARKET ACCEPTANCE OF THE COMPANY'S PROPOSED NEW PRODUCTS, COMPETITION FROM COMPANIES WITH GREATER RESOURCES THAN THE COMPANY, THE COMPANY'S DECISION NOT TO JOIN THE MASTER SETTLEMENT AGREEMENT ("MSA") AND ITS DECISION TO CHALLENGE THE CONSTITUTIONALITY OF THE MSA, THE EFFECT OF STATE STATUTES ADOPTED UNDER THE MSA AND ANY SUBSEQUENT MODIFICATION OF THE MSA, THE COMPANY'S DEPENDENCE ON KEY EMPLOYEES AND ON ITS STRATEGIC RELATIONSHIPS WITH BROWN & WILLIAMSON TOBACCO CORPORATION. THE IMPACT OF POTENTIAL LITIGATION, IF INITIATED AGAINST OR BY INDIVIDUAL STATES THAT HAVE ADOPTED THE MSA, COULD BE MATERIALLY ADVERSE TO THE COMPANY. SEE ADDITIONAL DISCUSSION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR ADVISE UPON ANY SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Part II -  Item 6.   Exhibits and Reports on Form 8-K

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

3.02 Certificate of Amendment of Restated Certificate of Incorporation, dated March 25, 1993, and effective April 2, 1993 (2)

3.03 Certificate of Amendment of Restated Certificate of Incorporation, dated March 25, 1993, and effective April 2, 1993 (2)

3.04 Certificate of Amendment of Certificate of Incorporation, dated December 15, 1998 (3)

3.05    Bylaws of the Company as Amended to Date (4)

10.1 Restated Master Agreement, dated April 25, 2001, by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (5)

10.2 First Amendment to Restated Loan Agreement dated April 25, 2001, among Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation (5)

10.3 Hard Tobacco Agreement, dated April 25, 2001, between Brown & Williamson Tobacco Corporation and Star Scientific, Inc. (5)

10.4 Trademark License and Royalty Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (5)

10.5 Other Low TSNA Tobacco Royalty Agreement, dated April 25, 2001 by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation
        (5)

Number  Description
------  -----------

10.6 First Amendment to Regent/B&W License Agreement, dated April 25, 2001, by and among Regent Court Technologies, Jonnie R. Williams, Francis O'Donnell, Jr., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (5)

10.7 Chase City License and Services Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (5)


        (1) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992

        (2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

        (3) Incorporated by reference from the Company's Current Report on Form 8-K dated January 15, 1999

        (4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000

        (5) Incorporated by reference from the Company's Current Report on Form 8-K dated May 17, 2001

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on May 17, 2001, describing the Company's contractual and financing arrangements with B&W.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      STAR SCIENTIFIC, INC.

Date:        August 9, 2001                         /s/ Christopher G. Miller
                                                 ------------------------------
                                                     Authorized Signatory and
                                                      Chief Financial Officer