Form 10-Q
period 2001-09-30
STAR SCIENTIFIC INC
filed 2001-11-14
CIK 776008

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    FORM 10-Q

(Mark One)
[X] Quarterly report PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At October 31, 2001, there were 59,741,481 shares outstanding of the Registrant's common stock, par value $.00001 per share.

                                Table of Contents

                                                                                                            Page
                                                                                                            ----
PART I        Item 1 - Financial Statements
              Condensed Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
              and December 31, 2000                                                                            1

              Condensed Consolidated Statements of Operations for the three months and
              nine months ended September 30, 2001 and 2000 (Unaudited)                                        2

              Condensed Consolidated Statements of Cash Flows for the nine months                              3
              ended September 30, 2001 and 2000 (Unaudited)

              Notes to Condensed Consolidated Financial Statements                                             4

              Item 2 -  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                                  9

              Item 3 - Qualitative and Quantitative Disclosure About Market Risk                              14

PART II       Item 4 - Submission of Matters to a Vote of Security Holders                                    15

              Item 6 - Exhibits and Reports on Form 8-K                                                       16

              Signatures                                                                                      17

PART I - FINANCIAL INFORMATION

                    STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                          September 30,   December 31,
                                              2001            2000
                                          ------------    ------------
                                                 (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents              $    771,745    $ 16,746,599
   Accounts receivable, trade               13,502,189       5,472,503
   Inventories                              10,705,414       5,945,157
   Prepaid expenses and other current
     assets                                  1,536,531         443,565
   Deferred tax asset                          115,000         320,000
                                          ------------    ------------

Total current assets                        26,630,879      28,927,824
Property, plant and equipment, net          24,909,786      27,400,960
MSA Escrow Fund                             26,299,659      11,605,155
Intangibles, net of accumulated
   amortization                                900,913         709,969
Other assets                                   103,683         125,381
Deposits on property and equipment           1,268,559         697,947
                                          ------------    ------------

                                          $ 80,113,479    $ 69,467,236
                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long term debt   $  2,461,396    $    111,176
   Notes Payable                                    --      15,950,000
   Accounts payable, trade                   4,345,170       3,180,976
   Federal excise taxes payable              2,662,812       6,481,351
   Accrued expenses                          2,000,789       2,593,396
   Income taxes payable                             --       1,702,000
   Customer deposit                          3,715,598              --
                                          ------------    ------------

Total current liabilities                   15,185,765      30,018,899

Notes payable, less current maturities      32,632,833      13,272,332
Deferred tax liability                       1,440,000         900,000
                                          ------------    ------------

Total liabilities                           49,258,598      44,271,231
                                          ------------    ------------

Stockholders' equity:
   Common stockA                                 5,974         597,414
   Preferred stockB                                 --              --
   Additional paid-in capital               14,501,797      13,250,166
   Retained earnings                        19,747,110      14,228,425
   Notes receivable, officers               (3,400,000)     (2,800,000)
                                          ------------    ------------

Total stockholders' equity                  30,854,881      25,276,005
                                          ------------    ------------

                                          $ 80,113,479    $ 69,467,236
                                          ============    ============

A $.00001 par value, 100,000,000 shares authorized, 59,741,481 shares issued and outstanding 2001 and 2000, respectively

B  Series B, convertible; $.00001 par value 15,000 shares authorized

           See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                             Three Months Ended September 30,  Nine Months Ended September 30,
                                                   2001            2000             2001             2000
                                               -------------   -------------    -------------    -------------
Net sales                                      $  57,478,381   $  75,600,259    $ 138,513,962    $ 164,351,909
                                               -------------   -------------    -------------    -------------
Less:
   Cost of goods sold                             33,827,219      40,393,312       58,183,733       66,838,364
   Excise taxes on products                       14,148,608      19,656,607       49,021,557       61,436,752
                                               -------------   -------------    -------------    -------------
Gross profit                                       9,502,554      15,550,340       31,308,672       36,076,793
                                               -------------   -------------    -------------    -------------
Operating expenses:
   Marketing and distribution expenses             2,425,000       3,835,940        7,418,347       10,625,058
   General and administrative expenses             4,724,669       3,492,295       12,084,064        9,732,103
   Research and development                        1,531,644         525,891        2,658,849        1,204,659
                                               -------------   -------------    -------------    -------------
Total operating expenses                           8,681,313       7,854,126       22,161,260       21,561,820
                                               -------------   -------------    -------------    -------------
Operating income                                     821,241       7,696,214        9,147,412       14,514,973
                                               -------------   -------------    -------------    -------------
Other (income) expenses:
   Interest Income (net of interest expense)         239,501         (98,991)         492,895         (219,050)
   Gain (loss) on disposal of assets                   2,529         ___-___         (156,623)       ___ -____
                                               -------------   -------------    -------------    -------------
   Income from continuing operations before
   income taxes                                    1,063,271       7,597,223        9,483,684       14,269,998
   Income tax expense                                551,980       2,910,000        3,965,000        5,850,000
                                               -------------   -------------    -------------    -------------
Net income                                     $     511,291   $   4,687,223    $   5,518,684    $   8,420,628
                                               =============   =============    =============    =============

Basic income per common share:                 $        0.01   $        0.08    $        0.09    $        0.14

Diluted income per common share:               $        0.01   $        0.08    $        0.09    $        0.14

Weighted average shares outstanding               59,741,481      58,769,140       59,741,481       58,764,488
Diluted weighted average shares outstanding       60,768,290      61,531,427       60,730,511       61,024,855

See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE NINE
                    MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                                       2001           2000
                                                                                   ------------    ------------
                                                                                   (Unaudited)     (Unaudited)
Operating activities:
   Net income                                                                      $  5,518,684    $  8,420,628
   Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
     Depreciation and amortization                                                    1,902,389       1,730,391
     Deferred income taxes                                                              745,000      (2,696,000)
     Stock-based compensation expense                                                   660,187         209,696
     Royalty revenues (non-cash)                                                     (1,350,000)             --
     Loss on disposal of property, plant and equipment                                  159,152              --
     Increase (decrease) in cash resulting
       from changes in:
       Current assets                                                               (13,882,909)     (8,793,960)
       Current liabilities                                                           (1,436,141)      3,465,063
       Other assets                                                                    (548,889)             --
                                                                                   ------------    ------------

Net cash provided by (used in) operating activities                                  (8,232,527)      2,335,818
                                                                                   ------------    ------------
Investing activities:
   Proceeds from disposal of property, plant and equipment                            7,866,128              --
   Purchases of property, plant and equipment                                        (1,230,062)    (16,783,936)
   Patent costs incurred                                                               (234,837)             --
   Deposits on property and equipment                                                        --      (1,270,704)
   Advances to officers                                                                (600,000)       (800,000)
                                                                                   ------------    ------------

Net cash provided by (used in) investing activities                                   5,801,229     (18,854,640)
                                                                                   ------------    ------------

Financing activities:
   Proceeds from notes payable                                                        4,000,000      21,950,000
   Payments on notes payable                                                         (2,849,052)       (455,122)
   Proceeds from sale of stock                                                               --       1,979,520
   Customer deposit                                                                          --      (6,000,000)
                                                                                   ------------    ------------

Net cash provided by financing activities                                             1,150,948      17,474,398
                                                                                   ------------    ------------

MSA escrow fund                                                                     (14,694,504)    (11,605,155)
                                                                                   ------------    ------------

Decrease in cash and cash equivalents                                               (15,974,854)    (10,649,579)

Cash and cash equivalents,
   beginning of period                                                               16,746,599      17,205,248
                                                                                   ------------    ------------

Cash and cash equivalents,
   end of period                                                                   $    771,745    $  6,555,669
                                                                                   ============    ============

Supplemental disclosure of cash flow information: Cash paid during the year for:
     Interest                                                                      $    500,758    $    716,731
                                                                                   ============    ============
     Income taxes                                                                  $  3,728,970    $  8,958,000
                                                                                   ============    ============

           See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

1.       Accounting Policies:

         The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2000.

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results for a full year.

         Star Scientific, Inc. ("Star Scientific" or the "Company") generated net income for all periods presented. Diluted earnings per share assumes conversion of potentially dilutive common stock options and warrants. Potential common shares outstanding are excluded from the computation if the effect is dilutive.

         Revenue Recognition - In connection with its leaf segment, the Company sells low-TSNA StarCured(TM) tobacco at a price equivalent to its purchase price. The Company is the primary obligor to the farmers from whom the tobacco is purchased and has general inventory risk. Due to these factors and others, the Company has recorded StarCured(TM) tobacco sales at gross amounts.

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

         On April 13, 2001, Star Scientific deposited into escrow approximately $13.1 million to fund its net purported 2000 escrow obligations under the MSA and specific state statutes that were passed by states that are participating members of the MSA. This amount was in addition to $11.6 million escrowed by Star Scientific on April 14, 2000, for its purported 1999 escrow obligations. The so-called "level playing field" statutes require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states. To date no states have filed suits against Star Scientific to compel any payments under the MSA and state statutes. As a non-participating manufacturer, the Company will have to pay significant sums into these escrow accounts to fund potential health-related claims. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. The Company does, however, continue to receive interest earnings on the invested escrowed amounts.

         The Company has tried to mitigate the cost of the MSA by focusing our field sales force and seeking to increase market share in states that were not participants in the MSA (Texas, Florida, Mississippi, and Minnesota), among other approaches, to lessen the harmful effects of what we believe to be an unconstitutional compact that impermissibly regulates interstate commerce. Once Star Tobacco, Inc. ("ST"), the Company's wholly-owned cigarette manufacturing and distribution subsidiary (formerly Star Tobacco & Pharmaceuticals, Inc.), sells product to independent distributors, ST is not in a position to monitor subsequent sales by such entities and it does not do so. However, certain of the Attorneys General in MSA states and The National Association of Attorneys General (the "NAAG") have taken the position the Company is responsible to escrow

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

funds for any sales in MSA states, whether made by ST directly or by a third party to whom ST has sold product. In response to demands made by certain Attorneys General, the Company under protest has made upward adjustments of approximately $1.3 million during the third quarter of 2001 to its escrow account. Further demands by MSA states will require additional adjustments to the MSA account.
         After almost two years of negotiations with the NAAG, the Company concluded that the NAAG had little interest in working with Star to come to a reasonable solution under which the Company could become a participant in the MSA. Accordingly, on December 15, 2000, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia requesting that the court declare both the MSA and Virginia's Qualifying Statute unconstitutional and, therefore, invalid. The Company's complaint challenges the MSA on the grounds that it violates the Interstate Compact Clause and the Commerce Clause of the Constitution of the United States. It challenges the Qualifying Statute on the grounds that it violates the Equal Protection, Due Process, Takings and Commerce Clauses of the Constitution. Neither the Virginia Attorney General nor any other state attorney general has ever charged the Company with the tortious and unlawful conduct asserted against other cigarette manufacturers in lawsuits by various states which led to the execution of the MSA. Despite the absence of any claim against the Company, which is focused primarily on producing less toxic and potentially less hazardous tobacco and tobacco products, the MSA and the Qualifying Statute impose a severe burden on the Company's research and development activities.

         On March 12, 2001, the District Court heard oral argument on the Commonwealth's Motion to Dismiss, after both sides exchanged briefs on all the constitutional and related issues. On March 26, 2001, the District Court dismissed the Company's complaint, but in its opinion, the District Court did note that Star Scientific "must now suffer as a result of the bad faith of previous market entrants." The District Court further noted that Star Scientific "has never been accused of the fraudulent, collusive and intentionally dishonest activities of the Big Four," "was not even in existence during the bulk of the time that these activities were occurring," and has taken "every step to provide complete disclosure about the harmful nature of its products." The District Court also stated that the "financial burden on Star Scientific and others like it may hamper efforts to develop new tobacco technologies." The Company promptly appealed the District Court's ruling, and continues to believe that the MSA and the Virginia Qualifying Statute are constitutionally flawed. On November 1, 2001, a three judge panel of the United States Court of Appeals for the Fourth Circuit heard oral argument on the Company's challenge to the MSA and Virginia's Qualifying Statute. The Company's appeal was argued by former U.S. Solicitor General Charles Fried, the Beneficial Professor of Law at the Harvard Law School.

         On June 12, 2001 the Company filed a second lawsuit challenging the MSA and Indiana's Qualifying Statute in the United States District Court for the Southern District of Indiana, which suit raised claims similar to those in the complaint in the Commonwealth of Virginia. The Indiana lawsuit also raised the contention that the Company is not subject to any escrow obligation in Indiana because it has no substantial nexus to the state, and the Company moved for a preliminary injunction on this issue. On August 20, 2001, the District Court issued a ruling denying the motion for preliminary injunction and dismissing the substantial nexus claim. At the same time, the court deferred ruling on the remainder of the claims pending further development of the record and a ruling by the Fourth Circuit Court of Appeals.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

3.       Working Capital:

         The Company believes that its existing working capital, together with available funding on existing lines of credit and other external financings, will be sufficient to meet its liquidity and capital requirements in the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, any escrow obligations it may be required to comply with under the MSA, the success of the Company's new product development efforts and the other factors described under "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Because of the escrow requirements, a substantial portion of the Company's net income from operations will be unavailable for the Company's use and the amount required to be placed into escrow may exceed the net operating cash flow generated by the Company.

         At present, the Company intends to focus the majority of its effort on the production, sales and marketing of smokeless tobacco products while continuing to focus its cigarette sales in Texas, Florida, Mississippi and Minnesota. The new smokeless product introductions require substantial capital for both working capital purposes and to cover product introduction costs, including sales and marketing costs, advertising, and point of sales materials. The Company believes that while initial production, marketing and advertising costs will be incurred to support these new smokeless products, the Company's need, if any, to raise additional funds to meet its working capital and capital requirements for these new smokeless products will depend upon numerous factors, including the results of its marketing and sales activities relating to these new smokeless tobacco products, especially its ARIVA(TM) compressed powdered tobacco cigalett(TM) pieces.

4.       Loans to Officers:

         In August 2001, the Company made loans to four officers in the total amount of $600,000 for the purpose of their purchasing shares of the Company's stock from an affiliated entity (Irrevocable Trust #1 FBO Francis E. O'Donnell, M.D.). Full recourse promissory notes were executed by each of the officers. The promissory notes have a term of four years with interest payable annually at a rate of prime plus 1%.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

         5.       Long Term Debt:

         Notes and capital leases payable at September 30, 2001 consist of the following:                  Sept. 30,
                                                                                                             2001
         Note payable under a $13,200,000 credit facility restricted for the purchase of tobacco curing barns; interest accrues beginning January 1,
         2005 at the stated rate of prime plus 1%; principal payable in 60 equal monthly installments commencing January 2005; collateralized by the
         Company's curing barns, leaf tobacco inventory and intellectual
         property./A/                                                                                     $ 9,338,041

         Note payable, non-interest bearing until January 1, 2005. Interest accrues beginning January 2005 at prime plus 1%, payable monthly.
         Principal payable in 60 equal monthly installments commencing January 2005./A/                    11,000,000

         Note payable, non-interest bearing until January 1, 2005. Interest accrues beginning January 2005 at prime plus 1%. Principal payable in
         60 equal monthly installments commencing January 2005./A/                                          4,950,000

         Loan balance on a $7.5 million revolving line of credit secured by the
         Company's eligible accounts receivable; effective rate of interest at
         stated rate of prime plus 0.5% through an initial term ending in January 2005.                     4,000,000

         Capitalized  lease  obligations,  payable with effective  interest rates ranging
         from 9.0 to 10.5%, in varying installments through 2005.                                           5,655,439

         Other                                                                                                150,749
                                                                                                   ------------------
                                                                                                           35,094,229
         Less current maturities of long term debt                                                          2,461,396
                                                                                                   ------------------
         Notes payable, less current maturities                                                          $ 32,632,833
                                                                                                   ==================

 /A/ On April 25, 2001, the Company renegotiated these notes to provide for maturities beginning in 2005. There are provisions in the note restatements for reductions based on royalties from Brown & Williamson Tobacco Corporation and other future performance by Brown & Williamson under the agreements entered into on April 25, 2001.

       The annual maturities of long term debt are as follows:

               Year ending September 30,
               -------------------------
                         2002                         2,461,396
                         2003                         1,249,837
                         2004                         2,000,227
                         2005                         5,737,358
                         Thereafter                  23,645,411
                                                     ----------
                                                     35,094,229
                                                     ==========

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

6.     Income tax expense consists of the following:

                                                            Three Months            Nine Months
                                                                Ended                  Ended
                                                           September 30, 2001     September 30, 2001
                                                           ------------------     ------------------
          Current                                           $       726,980          $  3,220,000
          Deferred                                                 (175,000)              745,000
                                                            ---------------          ------------
                                                            $       551,980          $  3,965,000
                                                            ===============          ============

7.     Segment information:

                                                                            Segment of Business
                                                     ----------------------------------------------------------------
                                                                   Three months ended September 30, 2001
                                                     ----------------------------------------------------------------

                                                          Discount
                                                         Cigarettes            Tobacco Leaf           Consolidated

         RevenueA                                    $       34,379,202    $           23,099,179  $       57,478,381
         Cost of sales and excise taxes                      25,057,734              22,918,093            47,975,827
                                                     ------------------    --------------------    ------------------
         Gross margin                                         9,321,468                 181,086             9,502,554
                                                     ------------------    --------------------    ------------------
         Research and development                                    -                1,531,644             1,531,644
                                                     ------------------    --------------------    ------------------
         Segment assets                              $       47,091,396    $         33,022,083    $       80,113,479
                                                     ==================    ====================    ==================

                                                                    Three months ended September 30, 2000

         Revenue                                     $       42,468,355    $         33,131,904    $       75,600,259
         Cost of sales and excise taxes                      32,286,106              27,763,813            60,049,919
                                                     ------------------    --------------------    ------------------
         Gross margin                                        10,182,249               5,368,091            15,550,340
                                                     ------------------    --------------------    ------------------
         Research and development                                    -                 525,891                525,891
                                                     ------------------    --------------------    ------------------
         Segment assets                              $       29,621,274    $         32,796,457    $       62,417,731
                                                     ==================    ====================    ==================

                                                                            Segment of Business
                                                     ----------------------------------------------------------------
                                                                   Nine months ended September 30, 2001
                                                     ----------------------------------------------------------------

                                                          Discount
                                                         Cigarettes            Tobacco Leaf           Consolidated

         RevenueA                                    $      115,414,783    $         23,099,179    $      138,513,962
         Cost of sales and excise taxes                      83,989,219              23,216,071           107,205,290
                                                     ------------------    --------------------    ------------------
         Gross margin                                        31,425,564                (116,892)           31,308,672
                                                     ------------------     -------------------    ------------------
         Research and development                                    -                2,658,849             2,658,849
                                                     ------------------    --------------------    ------------------
         Segment assets                              $       47,091,396    $         33,022,083    $       80,113,479
                                                     ==================    ====================    ==================

                                                                Nine months ended September 30, 2000

         Revenue                                     $      131,197,798    $         33,154,111    $      164,351,909
         Cost of sales and excise taxes                      99,471,066              28,804,050           128,275,116
                                                     ------------------    --------------------    ------------------
         Gross margin                                        31,726,732               4,350,061            36,076,793
                                                     ------------------    --------------------    ------------------
         Research and development                                    -                1,204,659             1,204,659
                                                     ------------------    --------------------    ------------------
         Segment assets                              $       29,621,274    $         32,796,457    $       62,417,731
                                                     ==================    ====================    ==================

(A) Revenue for the tobacco leaf segment includes $1,350,000 in royalties earned on low-TSNA leaf purchases by Brown & Williamson Tobacco Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General; Recent Developments

         Star Scientific is engaged in: (1) the development of exclusively-licensed proprietary scientific technology for the curing of tobacco so as to prevent, retard or significantly reduce the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily, the tobacco specific nitrosamines ("TSNAs"); (2) the development of tobacco products that deliver substantially less carcinogenic toxins, namely TSNAs, along with enlarged health warnings and comparative content information so that adult tobacco consumers will have the option to make informed choices about the use of tobacco products which pose a range of health related risks; the TSNA levels in these products are substantially reduced to very low levels, measured in parts per billion, using the StarCured(TM) tobacco curing process; (3) the manufacture and sale of four discount cigarette brands which contain approximately 24% very low nitrosamine ("VLN") StarCured(TM) tobacco and which will contain increased StarCured(TM) tobacco as the supply of very low nitrosamine tobacco increases;
(4) the development of VLN smokeless tobacco products, i.e., moist snuff and hard snuff tobacco, using StarCured(TM) tobacco with very low levels of carcinogenic TSNAs; and (5) the research and continued development of smoking cessation products, hopefully with a co-venturer or major company with significant resources, and/or an experienced scientific and regulatory infrastructure so as to assist and accelerate the Food and Drug Administration's New Drug Application regulatory process necessary for market entry.

         During the third quarter of 2001, the Company's revenues were generated through (i) the sale of discount cigarettes by its subsidiary, ST, (ii) royalty revenues generated through the sublicensing of the patented StarCured(TM) technology to Brown & Williamson Tobacco Corporation ("B&W") and (iii) the sale of StarCured(TM) tobacco to B&W.

         ST currently manufactures and sells four brands of discount cigarettes, SPORT(R), MAINSTREET(R), VEGAS(R) and G-SMOKE(R), through approximately 225 tobacco distributors throughout the United States. The Company continues to focus sales efforts and is seeking to increase its market share in states that do not participate in the MSA, among other approaches, to lessen the impact associated with the MSA. The Company continues to utilize its repositioned sales force so as to maximize future profits and minimize the adverse cash flow impact of the Company's purported obligations under the MSA.

         During the third quarter of 2001, the Company recorded its first royalty revenue of $1.35 million out of an anticipated $1.5 million for this growing season attributed to the purchase of low-TSNA tobacco by B&W other than StarCured(TM) tobacco. The royalty payments are in the form of a reduction of long-term debt in accordance with the terms of a licensing agreement entered into with B&W on April 25, 2001. Additional revenue during the third quarter was generated by the sale of approximately 11.2 million pounds of the Company's very low nitrosamine StarCured(TM) tobacco leaf to B&W.

         On September 28, 2001, the Company introduced two very low-TSNA snuff products (a moist and dry snuff) under the brand name STONEWALL(TM) into test markets in Virginia. The Company has since expanded the test market to include locations in Texas and Florida. On November 14, 2001, the Company initiated a test market of its compressed powdered tobacco "cigalett(TM)" pieces manufactured with 100% StarCured(TM) very low-TSNA tobacco. This product, which will be sold under the brand name ARIVA(TM), is currently being test marketed in the Dallas/Ft. Worth, Texas area and in Richmond, Virginia. A broader test market is planned which will include locations in Jackson, Mississippi and Orlando, Florida.

         During the third quarter the Company entered into $6 million of sale-leaseback transactions involving the Company's StarCured(TM) tobacco curing barns. These transactions provide capital to the Company through sale of the barns, while simultaneously allowing the Company continued use of the barns through long-term lease arrangements with various financial institutions. The Company entered into two additional sale-leaseback transaction in October, which totaled approximately $2.3 million, and two additional sale-leaseback transactions in early November, which totaled approximately $2.6 million. The Company will continue to pursue additional sale-leaseback arrangements in future months. Under an agreement with B&W, three-fourteenths (3/14ths) of all of the sale-leaseback proceeds are paid to B&W at the time the sales are funded to reduce Star Scientific's long term debt obligations owed to B&W. In addition, one-fourteenth (1/14th) of these proceeds will be paid to B&W in January 2002, as a further reduction of debt.

         The Company's central focus will continue to be on the research and development of products that deliver less toxins and hold the promise of reducing the range of serious health hazards associated with the use of smoked and smokeless tobacco products. The Company fully accepts the evidence showing links between smoking tobacco and a variety of diseases and premature death and believes that it is unlikely that the health risks of smoked tobacco can be completely eliminated. Nevertheless, in a world where an estimated 1.2 billion people use tobacco products each day, there is an urgent need to reduce the level of toxins in tobacco products to the maximum extent possible using available technology. The Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products that contain the lowest levels of toxins as is technologically possible.

         The Company's unaudited condensed consolidated results for the periods ended September 30, 2001 and 2000 are summarized in the following table:

                                                            Three Months Ended September 30, Nine-Months Ended September 30,
                                                                 2001           2000             2001           2000
                                                                 ----           ----             ----           ----
                                                               $57,478,381    $75,600,259    $138,373,993   $164,351,909
                                                               ------------   ------------   ------------   ------------
          Net sales
          Cost of goods sold                                     33,827,219     40,393,312     58,183,733     66,838,364
          Excise taxes on products                               14,148,608    19,656,607      49,021,557     61,436,752
                                                                 ----------    -----------     ----------     ----------
          Gross profit                                           9,502,554      15,550,340     31,308,672     36,076,793
                                                                 ----------     ----------     ----------     ----------
          Operating income                                         821,241      7,696,214       9,147,412     14,514,973
                                                                   --------     ----------      ---------     ----------
          Net income                                              $511,291     $4,687,223       5,518,684      8,420,628
                                                                  =========    ===========      =========      =========

          Basic income per common share:                              $0.01          $0.08          $0.09          $0.14

          Diluted income per common share:                            $0.01          $0.08          $0.09          $0.14

          Weighted average shares outstanding                    59,741,481     58,769,140     59,741,481     58,764,488
          Diluted weighted average shares outstanding            60,768,290     61,531,427     60,730,511     61,024,855

THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000

         During the third quarter of 2001, the Company's consolidated net sales decreased to $57.5 million, reflecting a decrease of $18.1 million, or 24% over the comparable 2000 period. Approximately $10.0 million of this decrease is due to a reduction of the price for StarCured(TM) tobacco leaf from $2.55 to $2.00 per pound for comparative periods. This pricing adjustment was negotiated as part of the April 25, 2001 agreements with B&W, which provide for enhanced royalty arrangements on B&W's sale of low-TSNA products and purchase of low-TSNA tobacco and for the restructuring of the Company's short term debt into long term non-interest bearing debt. In addition, cigarette revenues decreased from $42.5 million in the third quarter of 2000 to $34.4 million in the third quarter of 2001, reflecting an $8.1 million decrease in sales on reduced volume from 1.2 billion units to 0.8 billion units. This volume reduction is consistent with efforts to focus sales in states that are not participants in the MSA, while reducing sales in other states.

         This reduction in net sales was partially offset by the $1.35 million royalty paid by B&W to the Company for purchases of low-TSNA tobacco. Additionally, ST's excise taxes for third quarter 2001 decreased to $14.1 million from $19.7 million for the comparable 2000 period, directly reflecting the decrease in sales volume.

         During the third quarter of 2001, the Company's consolidated gross profit decreased to $9.5 million, reflecting a decrease of $6.1 million over the comparable 2000 period. This decrease is primarily the result of the decreased price for StarCured(TM) leaf tobacco from an average of $2.55 to an average of $2.00 per pound, which corresponds to a decrease in the leaf segment gross profits of $5.2 million for the third quarter of 2001 from the third quarter of 2000. Cigarette segment gross profits decreased from $10.2 million in the second quarter of 2000 to $9.3 million in the third quarter of 2001, resulting in a $0.9 million net decrease. The cigarette segment gross profit decrease was primarily the result of a 33% reduction in sales volume, offset by an increased sales price for the third quarter of 2001.

         Marketing and distribution expenses, on a consolidated basis, totaled $2.4 million for the third quarter of 2001, a decrease of $1.4 million over the comparable 2000 period, reflecting reduced marketing and distribution expenses related to more focused sales efforts.

         During the third quarter of 2001, the Company had increased research and development costs of $1.5 million, compared to $0.5 million in the third quarter of 2000, an increase of $1 million due primarily to the Company's focus on the introduction of its new moist snuff and hard tobacco products manufactured with StarCured(TM) low-nitrosamine tobacco. As noted above, the moist and dry snuff products, brand named STONEWALL(TM) were released into test market in Richmond, Virginia in late September 2001 and the hard tobacco product, brand name ARIVA(TM), was introduced into test markets in Dallas/Ft. Worth, Texas and Richmond, Virginia on November 14, 2001.

         Higher net interest income in the third quarter of 2001 was the result of interest earned from the Company's deposit into its escrow fund mandated by the MSA. The Company retains and has full use of all interest earned on the MSA Escrow Fund.

         Consolidated net income of $0.5 million for third quarter 2001 is a decrease of 89% from the $4.7 million reported in the comparable 2000 period. In the third quarter 2001, the Company had basic and diluted earnings per share of $0.01 compared to comparable period basic and diluted per share earnings of $0.08 in 2000. This decrease in earnings per share reflects the decrease in net income for third quarter 2001.


FIRST NINE MONTHS 2001 COMPARED WITH FIRST NINE MONTHS 2000

         During the first nine months of 2001, the Company's consolidated net sales decreased from $164.4 million to $138.5 million, reflecting a decrease of $25.9 million, or 16% over the comparable 2000 period. Revenues from cigarettes sold by ST decreased $15.8 million during the first nine months of 2001 compared to the first nine months of 2000. ST's cigarette revenues decreased as a result of decreased sales volume from 3.6 billion units for the first nine months of 2000 to 2.9 billion units for the first nine months of 2001. This decreased volume is due to increased sales prices and efforts to increase market share in Texas, Florida, Minnesota and Mississippi. StarCured(TM) leaf tobacco revenues decreased to $23.1 million during the first nine months of 2001, reflecting a decrease of $10.1 million from the comparable 2000 period. This decrease is primarily the result of a lower sales price for the StarCured(TM) leaf sold to B&W. The sale price for StarCured(TM) tobacco leaf was renegotiated as part of the restated agreements with B&W dated April 25, 2001. During the first nine months of 2001, the Company earned $1.35 million in revenue from royalties paid by B&W on its purchase of low-TSNA tobacco under its licensing agreement with the Company.

         During the first nine months of 2001, the Company's consolidated gross profit decreased to $31.3 million, reflecting a decrease of $4.8 million over the comparable 2000 period. This reduced gross margin was primarily the result of a $4.8 million reduction in the low-TSNA leaf segment gross margin from $4.4 million to $(0.1) million for the comparative nine month period 2000 and 2001, respectively. The decreased sales price on StarCured(TM) leaf sales to B&W was partially offset by the royalty revenue from B&W's purchase of low-TSNA leaf tobacco. Cost of sales decreased during the first nine months of 2001 to $58.2 million from $66.8 million during the comparable 2000 period, reflecting a 19% decrease in cigarettes sold. Federal excise taxes during the first nine months of 2001 decreased to $49 million from $61.4 million during the comparable 2000 period as a result of the decrease in sales volume.

         Marketing and distribution expenses, on a consolidated basis, totaled $7.4 million for the first nine months of 2001, a decrease of $3.2 million over the comparable 2000 period. This decrease reflects the reduction in marketing and distribution expenses related to more focused sales efforts.

         General and administrative expenses, on a consolidated basis, totaled $12.1 million for the first nine months of 2001, an increase of $2.4 million over the comparable 2000 period. This increase was attributable primarily to expenses related to pending patent litigation, litigation relating to the MSA, and engagement of additional scientific, legal, medical and public health consultants and advisors who are assisting senior management in bringing the Company's new very low-TSNA smokeless tobacco products to market.

         Research and development expenses increased to $2.7 million during the first nine months of 2001, an increase of 125% from $1.2 million for the first nine months of 2000. This increase reflects the Company's focus on the development of its new very low-TSNA smokeless tobacco products.

         Higher net interest income in the first nine months of 2001 was the result of interest earned from the Company's MSA Escrow Fund, which increased from $11.6 million in the third quarter of 2000 to $26.3 million in the third quarter of 2001. This income was partially offset by the interest expense from the Company's borrowings on its credit facility with Guaranty Bank. While lower interest rates decreased the amount of interest income earned by the MSA Escrow Fund, lower interest rates also resulted in somewhat lower cost of funds under the Guaranty Bank credit facility.

         Lower income tax expense for the first nine months of 2001 reflects the decrease in pretax earnings from 2000.

         Consolidated net income for the first nine months of 2001 was $5.5 million, a decrease of 35% from the $8.4 million reported in the comparable 2000 period. In the first nine months of 2001, the Company had basic and diluted earnings per share of $0.09 per share versus basic and diluted earnings per share of $0.14 in the first nine months of 2000.

Liquidity and Capital Resources

         In the first nine months of 2001, $8.2 million of cash was used in operating activities due primarily to a significant portion of sales occurring at the end of the third quarter, which resulted in a $13.5 million accounts receivable balance. The vast majority of the accounts receivable balance has subsequently been collected.

         During the first nine months of 2001, the Company received proceeds of $7.8 million from the sale of StarCured(TM) tobacco curing barns. Approximately $6 million of those proceeds were the result of two sale-leaseback transactions. The remaining $1.8 million involved a sale of tobacco curing barns and a simultaneously executed licensing agreement with Golden Leaf Tobacco. The Company also paid $1.2 million in capital expenditures that were used almost exclusively to purchase additional moist snuff and hard tobacco manufacturing equipment. It is anticipated that additional equipment for the Company's smokeless tobacco lines will be financed through a second equipment lease transaction with GE Capital Corporation (the first equipment lease commenced on July 1, 2001). Net cash provided by investing activities for the nine months ending September 30, 2001 was $5.8 million.

         As noted above, as of March 31, 2001, all of the Company's previous borrowings from B&W were consolidated into long term debt. The Company and ST each have granted B&W a first priority security interest in their respective intellectual property as collateral, and have each guaranteed the payment of the other's obligations. Additionally, the facility is collateralized by the Company's curing barns and leaf tobacco inventory.

         During the first nine months of 2001, the Company reduced a portion of the B&W credit facility by $3.9 million, which includes $1.8 million from the sale of tobacco barns to Golden Leaf Tobacco, payment of a portion of the proceeds from the sale-leaseback of tobacco barns, and $1.35 million in royalty payments on low-TSNA leaf purchases by B&W.

         The Company has a $7.5 million working capital line of credit, which is collateralized by accounts receivable from its cigarette business. The Company had borrowings of $4 million under this credit facility at September 30, 2001.

         In April 2001, the Company, on behalf of ST, deposited into escrow approximately $13.1 million to fund ST's purported net escrow obligations under the MSA for sales in 2000. This deposit is in addition to the approximately $11.6 million the Company deposited into escrow in April 2000 to fund ST's purported obligation under the MSA for sales in 1999. As discussed above, during the second quarter and third quarters of 2001, in response to demands made by certain Attorneys General, the Company under protest made additional deposits of approximately $300,000 and $1.3 million, respectively, to its escrow account. The Company anticipates that there will be further adjustments to its escrow deposits. Based on the increased escrow amount per carton and ST's sales in MSA states in future years, the Company will have to pay significant sums into these escrow accounts to meet MSA requirements. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis.

         Following the recent tragedies on September 11, 2001, the Company has not experienced a disruption of its sales, orders or any other matters affecting the Company's business. Moreover, at this point in time, management does not anticipate a material adverse impact on its results of operations or financial position as a result of the tragedies.

         The Company believes that its existing working capital, together with anticipated earnings from its existing operations and new products, as well as cash provided by financing activities, will be sufficient to meet its liquidity and capital requirements in the foreseeable future, including the amount of any escrow obligations under the MSA. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, the amount of any escrow obligations it may be required to comply with under the MSA, the success of the Company's anticipated very low nitrosamine smokeless tobacco product development efforts and the other factors described under "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         The foregoing discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's unaudited condensed consolidated financial statements and related notes included elsewhere in this Report.


Item 3.  Qualitative and Quantitative Disclosure About Market Risk

         The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

Note on Forward-Looking Statements

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY HAS TRIED, WHENEVER POSSIBLE, TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS USING WORDS SUCH AS "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," "PLANS," "INTENDS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REFLECT THE COMPANY'S CURRENT BELIEFS AND ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO IT. ACCORDINGLY, SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH STATEMENTS. THESE RISKS, UNCERTAINTIES AND CONTINGENCIES INCLUDE, WITHOUT LIMITATION, THE FACT THAT THE COMPANY MAY NOT BE SUCCESSFUL IN LITIGATION TO ENFORCE ITS PATENT RIGHTS, THAT TOBACCO COMPANIES AND OTHERS POTENTIALLY INFRINGING ITS PATENT MAY NOT ENTER INTO ROYALTY AGREEMENTS TO SUBLICENSE ITS PATENTS, THAT THE TOBACCO INDUSTRY MAY NOT ADOPT LOW-TSNA TOBACCO AS ITS PREDOMINANT TOBACCO RAPIDLY OR AT ALL, OR THAT A NON- INFRINGING PRODUCT COMPETITIVE WITH THE PATENTS MAY BE DEVELOPED BY A THIRD PARTY. OTHER RISKS OF THE BUSINESS INCLUDE THE CHALLENGES INHERENT IN NEW PRODUCT DEVELOPMENT INITIATIVES, THE COMPANY'S ABILITY TO RAISE THE CAPITAL NECESSARY TO GROW ITS BUSINESS, POTENTIAL DISPUTES CONCERNING THE COMPANY'S INTELLECTUAL PROPERTY, POTENTIAL DELAYS IN OBTAINING ANY NECESSARY GOVERNMENT APPROVALS OF THE COMPANY'S PROPOSED REDUCED RISK TOBACCO PRODUCTS, MARKET ACCEPTANCE OF THE COMPANY'S PROPOSED NEW PRODUCTS, COMPETITION FROM COMPANIES WITH GREATER RESOURCES THAN THE COMPANY, THE COMPANY'S DECISION NOT TO JOIN THE MASTER SETTLEMENT AGREEMENT ("MSA") AND ITS DECISION TO CHALLENGE THE CONSTITUTIONALITY OF THE MSA, THE EFFECT OF STATE STATUTES ADOPTED UNDER THE MSA AND ANY SUBSEQUENT MODIFICATION OF THE MSA, THE COMPANY'S DEPENDENCE ON KEY EMPLOYEES AND ON ITS STRATEGIC RELATIONSHIPS WITH BROWN & WILLIAMSON TOBACCO CORPORATION. THE IMPACT OF POTENTIAL LITIGATION, IF INITIATED AGAINST OR BY INDIVIDUAL STATES THAT HAVE ADOPTED THE MSA, COULD BE MATERIALLY ADVERSE TO THE COMPANY. SEE ADDITIONAL DISCUSSION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR ADVISE UPON ANY SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

PART II - OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders

         The 2001 annual meeting of stockholders of the Company (the "Meeting") was held on September 14, 2001. At the Meeting, the stockholders voted upon a number of proposals, each of which is summarized below, along with the shares of the Company's common stock voted for and against each such proposal, votes withheld or abstaining therefrom and broker non-votes.

         Amendment to Restated Certificate of Incorporation and Bylaws. At the meeting, the stockholders voted on amendments to the Company's Restated Certificate of Incorporation (the "Certificate") and By-Laws.

                  Elimination of Classified Board of Directors. The stockholders voted to amend the Certificate and By-Laws to eliminate the Company's classified board of directors. 50,231,160 shares were voted in favor of this proposal and 566,885 shares were voted against this proposal. There were 20,884 shares abstaining and 6,311,016 broker non-votes.

                  Elimination of Restriction on Action by Stockholders. The stockholders voted to amend the Certificate and By-Laws to eliminate certain restrictions on stockholder action. 50,162,855 shares were voted in favor of this proposal and 631,968 shares were voted against this proposal. There were 24,309 shares abstaining and 6,311,016 broker non-votes.

                  Elimination of Supermajority Voting Provisions. The stockholders voted to amend the Certificate and By-Laws to eliminate certain supermajority voting provisions. 50,196,955 shares were voted in favor of this proposal, and 596,240 shares were voted against this proposal. There were 25,734 shares abstaining and 6,311,016 broker non-votes.

                  Applicability of Section 203 of the Delaware General Corporation Law. The stockholders voted to amend the Certificate to provide that the Company would not be subject to Section 203 of the Delaware General Corporation Law. 49,832,304 shares were voted in favor of this proposal, and 572,805 shares were voted against this proposal. There were 413,820 shares abstaining and 6,311,016 broker non-votes.

                  Reduction in Par Value and Technical Amendments. The stockholders voted to amend the Certificate to reduce the par value of the Company's common stock and to make other technical and conforming changes to the Certificate and the By-Laws. 56,507,253 shares were voted in favor of this proposal, and 603,072 shares were voted against this proposal. There were 19,620 shares abstaining and no broker non-votes.

         Election of Directors. At the Meeting, the stockholders elected the following persons to the Board of Directors of the Company until the date of the 2002 annual meeting of stockholders:

                    Nominee                                 For                         Withheld
Robert J. Delorenzo                                      56,656,031                      473,915
Whitmore B. Kelley                                       56,654,731                      475,215
Martin Leader                                            56,656,831                      473,115
Christopher G. Miller                                    56,571,990                      557,956
Paul L. Perito                                           56,655,831                      551,919
Elliot G. Prager                                         56,655,831                      474,115
Leo S. Tonkin                                            56,655,531                      474,415
Jonnie R. Williams                                       56,577,427                      552,519

         Approval of Amendments to 2000 Equity Incentive Plan. The stockholders voted to increase to 4,000,000 the number of shares of common stock reserved for issuance under the Company's 2000 Equity Incentive Plan. 49,375,713 shares were voted in favor of this proposal, and 1,373,814 shares were voted against this proposal. There were 69,402 shares abstaining and 6,311,016 broker non-votes.

         Ratification of Accountants. The stockholders voted on and ratified the
         ---------------------------
appointment of Aidman, Piser & Company, P.A. as independent accountants for 2001. 57,062,541 shares were voted in favor of this proposal, and 29,200 shares were voted against this proposal. There were 38,205 shares abstaining and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Number         Description

   3.1           Third Restated Certificate of Incorporation of the Company

   3.2           Bylaws of the Company as Amended to Date

   10.1 Exclusive License Agreement dated as of March 16, 2001 by and among Regent Court Technologies and the Company

   10.2 Sublicense Agreement dated as of March 16, 2001 by and among the Company and ST

   10.3 Consent to Assignment dated March 16, 2001 by and among Regent Court Technologies, Jonnie R. Williams, Francis O'Donnell, Jr., ST and the Company

   10.4 Amendment No. 1 dated April 5, 2001 to Exclusive License Agreement by and among Regent Court Technologies and the Company

   10.5          Promissory Note dated August 20, 2001 of Christopher G. Miller

   10.6          Promissory Note dated August 20, 2001 of Robert E. Pokusa

   10.7          Promissory Note dated August 20, 2001 of Sheldon L. Bogaz

   10.8          Promissory Note dated August 20, 2001 of David M. Dean

(b)  Reports on Form 8-K

           None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                       STAR SCIENTIFIC, INC.

Date:                 November 14, 2001              /s/ Christopher G. Miller
                                                    ---------------------------
                                                      Authorized Signatory and
                                                      Chief Financial Officer