Form 10-K405
period 2001-12-31
STAR SCIENTIFIC INC
filed 2002-03-29
CIK 776008

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to
                                     -----------  --------------

                         Commission File Number: 0-15324

                              STAR SCIENTIFIC, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                52-1402131
        (State of incorporation)            (I.R.S. Employer Identification No.)

             801 Liberty Way                           (804) 530-0535
           Chester, VA 23836                   (Registrant's telephone number,
(Address of principal executive offices)            including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 1, 2002 is approximately $33,412,119. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of the Registrant's voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Number of shares outstanding of each class of common equity as of March 1, 2002: 59,741,460 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None
================================================================================

                       NOTE ON FORWARD-LOOKING STATEMENTS

      This report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company has tried, whenever possible, to identify these forward-looking statements using words such as "anticipates", "believes", "estimates", "expects", "plans", "intends" and similar expressions. These statements reflect the Company's current beliefs and are based upon information currently available to it. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the challenges inherent in new product development initiatives particularly in the smokeless tobacco area, the uncertainties inherent in the progress of scientific research, the Company's ability to raise the capital necessary to grow its business, potential disputes concerning the Company's intellectual property, risks associated with litigation regarding such intellectual property, potential delays in obtaining any necessary government approvals of the Company's low-TSNA tobacco products, market acceptance of the Company's proposed new smokeless tobacco products, competition from companies with greater resources than the Company, the Company's decision not to join the Master Settlement Agreement ("MSA") and its decision to challenge the constitutionality of the MSA, the effect of state statutes adopted under the MSA and any subsequent modification of the MSA, the Company's dependence on key employees and on its strategic relationships with Brown & Williamson Tobacco Corporation. The impact of potential litigation, if initiated against or by individual states that have adopted the MSA, could be materially adverse to the Company.

      See additional discussion under "Factors That May Affect Future Results" under Item 1 below, and other factors detailed from time to time in the Company's other filings with the Securities and Exchange Commission.

                                     PART I

Item 1. Business

General

      Star Scientific, Inc. ("Star") and its wholly-owned subsidiary, Star Tobacco, Inc. ("ST", formerly Star Tobacco & Pharmaceuticals, Inc., and together with Star, the "Company") are technology-oriented tobacco companies with a mission to reduce toxins in tobacco leaf and tobacco smoke. The Companies are engaged in: (1) the development and implementation of scientific technology for the curing of StarCured(TM) tobacco so as to retard or significantly reduce the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco specific nitrosamines ("TSNAs"); (2) the sales, marketing and development of tobacco products that expose adult tobacco users to substantially lower levels of carcinogenic toxins, namely TSNAs, that are sold with enhanced health warnings and comparative content information so that adult tobacco consumers will have the option to make informed choices about the use of tobacco products which pose a range of serious health risks (the TSNA levels in the Company's tobacco products will continue to be reduced to very low levels, measured in parts per billion, using the StarCured(TM) tobacco curing process);
(3) the sales, marketing and development of very low-nitrosamine smokeless tobacco products which also carry enhanced warnings beyond those required by the Surgeon General (in 2001, the Company introduced three new smokeless products, Stonewall(TM) moist and dry snuffs, and ARIVA(TM) compressed powdered tobacco cigalett(TM) pieces); (4) the manufacture and sale of four discount cigarette brands which currently contain 24% very low-TSNA StarCured(TM) tobacco; and (5) in the future continued focus on developing smoking cessation products if it can secure a joint venture partner or corporate pharmaceutical partner with a significant regulatory infrastructure.

      The Company's primary focus will continue to be the research, development and sale of products that expose adult tobacco users to lower levels of toxins. The Company's overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. Accordingly, its primary corporate mission is to demonstrate the commercial viability of products that expose adult tobacco users to fewer toxins and are potentially less harmful, although, given the present limited state of the research efforts of Star and others in this area, the Company in discussing its low-TSNA products has shared with adult consumers the fact that there is not now sufficient evidence to demonstrate that reduced toxin delivery can be quantified in terms of reduced health risk. The Company fully accepts the evidence that links smoking tobacco and a variety of diseases and premature death and believes that it is unlikely that the health risks of smoked tobacco can be completely eliminated. Star believes it was the first Company to state unequivocably that "there is no such thing as a safe cigarette", and to affix to the back of the package of its first premium low-TSNA product, Advance(R), a package "onsert" which contained not only scientifically verified comparative content data, but also additional health warnings. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other conventional tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible. Accordingly, the Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products in the least hazardous manner possible given available technology, particularly through the StarCured(TM) tobacco curing process. The Company believes it has the technology to reduce carcinogenic TSNAs, particularly the subgroups of nitrosamines which are commonly referred to as NNNs and NNKs, to the lowest possible levels and has demonstrated that the method it has developed for curing tobacco using the StarCured(TM) tobacco curing process can be scaled up to meet broad commercial needs in the United States and abroad. Given the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens, the Company's focus over the last two years has been directed to the development and introduction of very low-TSNA smokeless tobacco products which can be used as an alternative to cigarettes in situations where adult tobacco users either cannot or choose not to smoke. The Company expects that in the future its focus will continue to be on the sale of smokeless tobacco products. The Company is also committed to continuing to advocate meaningful federal regulation for all tobacco products and has publicly announced its support for reasoned regulation of tobacco products by the United States Food and Drug Administration (the "FDA").

      The Company has an exclusive, worldwide license under patents issued and patents pending relating to methods to prevent or substantially reduce the formation of TSNAs in tobacco including the StarCured(TM) tobacco curing process.

      The Company's revenues are generated principally through ST. ST's predecessor, a closely held private company, was organized in 1990 and, until 1994, primarily was engaged in the business of manufacturing cigars and cigarettes for others as a contract manufacturer. By late 1994, ST had commenced development and commercialization of its own brands of discount cigarettes using primarily Virginia, flue-cured tobacco and competed principally on the basis of price. At about that same time, ST commenced a program of research and development relating to the development of a range of tobacco products that deliver less toxins as well as tobacco cessation products. Shortly thereafter, ST shifted its near-term research to technology focused on reducing the carcinogenic TSNAs, particularly the NNNs and NNKs, in the tobacco leaf and tobacco smoke. In February 1998, ST merged with Eye Technology, Inc., a publicly-held OTC Bulletin Board company based in Minneapolis, Minnesota. While Eye Technology technically was the surviving corporation, in effect control of the surviving corporation shifted to the former stockholders of ST and the management of ST became the management of the survivor in the merger. By December 30, 1998, the assets and liabilities that comprised the pre-merger business of Eye Technology, Inc. had been sold or liquidated, and the stockholders of Eye Technology voted to change its name to Star Scientific, Inc. The Company's primary corporate focus from that time forward has centered on the sales, marketing and development of tobacco products which expose adult tobacco users to lower levels of toxins and potentially may be proven to reduce risk, and, on a more long-term basis, development of smoking cessation products either with a joint venture partner or a corporate pharmaceutical partner with significant resources, and/or experience in scientific and regulatory infrastructure that can assist and accelerate the FDA's New Drug Application regulatory process necessary for market entry.

      The StarCured(TM) tobacco curing process, to which the Company has an exclusive license, as discussed herein, from Regent Court Technologies, LLC ("Regent Court"), involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured(TM) process retards or substantially reduces the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by recognized medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. In 2000 and again in 2001, the Company processed approximately 19 million pounds of very low-TSNA flue-cured tobacco using the StarCured(TM) process. Star has focused on the production of StarCured(TM) flue-cured tobacco since this variety is used exclusively in the Company's new smokeless products. At the same time, the Company believes that this process can be applicable to burley and other varieties of tobacco on a broad-scale commercial basis and continues to support research and technological development directed to varieties other than flue-cured tobacco.

      Star's long-term strategy is to encourage other tobacco manufacturers to sublicense the StarCured(TM) tobacco curing technology to produce very low-TSNA tobacco (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below). Further, Star is committed to continuing to explore the development of products that expose adult tobacco users to lower levels of toxins and are potentially less harmful than conventional smoked tobacco, such as smokeless tobacco products, as well as in the future the development of tobacco cessation products. In September 2001, the Company introduced two very low-TSNA snuff products (a moist and a dry snuff) under the brand name Stonewall(TM). In November 2001, the Company initiated the test market of its compressed powdered tobacco "cigalett"(TM) pieces under the brand name ARIVA(TM). The tobacco in both Stonewall(TM) and ARIVA(TM) is 100% StarCured(TM) very low-TSNA tobacco. The Company also markets four brands of discount cigarettes, namely, SPORT(R), MAINSTREET(R), VEGAS(R) and G-SMOKE(R), all of which contain 24% very low-TSNA flue-cured tobacco, and utilize a carbon/acetate filter that reduces additional toxins found in cigarette smoke.

      On April 25, 2001, the Company and Brown & Williamson Tobacco Corporation ("B&W"), the third largest tobacco company in the United States, entered into a series of new comprehensive long-term agreements (the "April 25, 2001 Agreements") that amended agreements previously entered into with B&W. Among other things, the agreements provide for B&W to take over all aspects of the sale of Advance(R), the low-TSNA cigarette which was jointly developed by the Company and B&W and first test marketed by the Company in October 2000, in return for royalty payments to the Company. B&W subsequently launched an expanded test market of Advance(R) in approximately 1,500 stores in Indianapolis, Indiana in November 2001 and potentially may market this brand on a national basis, if the current market test is successful. The agreements also provide B&W with the exclusive marketing rights for the Company's compressed powdered cigalett(TM) pieces in the United States (subject to the

Company's own rights), in return for paying the Company a royalty plus the cost of manufacturing the cigaletts(TM). Among other things, the agreements also restate various loan agreements made by B&W to the Company during 1999 and 2000, and provide for the purchase of StarCured(TM) tobacco by B&W over the growing seasons from 2001-2003, with the right to purchase additional tobacco in future years (see "Relationship with B&W").

Segments and Products

      See Note 12 of the Company's Consolidated Financial Statements for financial information about the Company's segments.

Leaf Tobacco

      In 1999, Star processed and sold over 3.5 million pounds of StarCured(TM) very low-TSNA tobacco. In each of 2000 and 2001, Star processed and sold approximately 19 million pounds of very low-TSNA flue-cured tobacco that had been cured using the StarCured(TM) tobacco curing process. The vast majority of these sales were made to B&W, pursuant to Star's contractual arrangements with B&W described elsewhere in this report. These sales accounted for approximately 20.6%, 20.7%, and 10.0% of the Company's net sales in 2001, 2000 and 1999, respectively. This included a royalty of $1.5 million in 2001 from B&W on its purchases of other low-TSNA tobacco. Under the April 25, 2001 Agreements, it is anticipated the Company will process approximately 18-20 million pounds of very low-TSNA flue-cured tobacco in each of the next two growing seasons, for sale to B&W and for use in the Company's own brands. The tobacco will be cured using the StarCured(TM) tobacco curing process.

      The bulk of processed tobacco sales occur in the third and fourth quarter of each year, resulting in higher revenues in those quarters. The Company's long-term goal is to derive an increasingly larger percentage of its revenues from sublicensing the StarCured(TM) tobacco curing process to major cigarette manufacturers. During 2001, approximately eighty-five percent (85%) of all flue-cured tobacco in the U.S. was cured in a manner to reduce the levels of TSNAs in the cured tobacco leaf. In May 2001, the Company filed suit against R.
J. Reynolds Tobacco Company ("R.J. Reynolds") for patent infringement relating to R.J. Reynolds' efforts to have farmers produce low-TSNA tobacco using the technology to which Star is the exclusive licensee.

Smokeless Tobacco Products

      Over the past two years, the Company has been engaged in the development of smokeless tobacco products that could provide adult tobacco users with a viable alternative to cigarettes in situations and environments when they can't smoke or when they would prefer not to smoke. This effort was encouraged by the Company's Scientific Advisory Board and other independent scientific, medical, and public health advisors who encouraged Star to accelerate the development of smokeless products using 100% StarCured(TM) low-TSNA tobacco, because smokeless products have far fewer toxins than conventional cigarettes. Cigarette smoke contains more than 4,000 chemical compounds, 43 of which are known to be carcinogenic. A number of respected scientists and researchers believe that the major or significant toxins in smokeless tobacco are the TSNAs, particularly the NNNs and NNKs. In labelling and promoting its smokeless tobacco products, the Company has made no direct or implied health or therapeutic claims, consistent with its stated belief that, at this time, there is not sufficient peer reviewed scientific evidence to demonstrate that reduced toxin delivery can be quantified in terms of reduced health risk.

      On September 28, 2001, the Company introduced its first two very low-TSNA snuff products (a moist and a dry snuff) under the brand name Stonewall(TM). On November 14, 2001, Star introduced its flagship hard tobacco cigalett(TM) pieces (ARIVA(TM)). ARIVA(TM) is a compressed powdered tobacco product designed to dissolve completely in the mouth without leaving any residue. Sales of Star's smokeless products were de minimus in 2001. ARIVA(TM) and Stonewall(TM) are being marketed nationwide by ST through its network of established tobacco distributors and through new distributors with whom ST has not previously had a relationship. In addition, the Company has sought to introduce ARIVA(TM) and Stonewall(TM) through direct arrangements with several national retail chains and through national distributors experienced with consumer products. Following the successful limited test market of its smokeless products, Star decided it was appropriate to expand distribution. Accordingly, by March 2002, the Company's smokeless products had been placed in more than 10,000 convenience and retail store locations. The Company anticipates greatly expanding the number of stores in which its smokeless products will be available during 2002.

Discount Cigarettes

      ST manufactures and sells four brands of discount cigarettes through approximately 260 tobacco distributors throughout the United States. These cigarettes, which are sold as discount brands, accounted for approximately 79.4%, 79.3%, and 90.0% of the Company's net sales in 2001, 2000 and 1999, respectively. ST does not engage in extensive advertising or marketing programs for its cigarette products, but relies primarily upon communications with distributors, product placement by its field sales force (the field sales force focuses primarily on placing ST's products with retailers in Florida, Minnesota, Mississippi and Texas), pricing appropriate for discount cigarettes, and, to a lesser extent, on brand recognition, product appearance and taste in order to compete in the marketplace. ST has avoided any marketing efforts aimed at young persons, and the Company is committed to keeping its products out of the hands of youngsters. There were no export sales by the Company in 2001.

      All of ST's discount cigarettes contain 24% StarCured(TM) flue-cured very low-TSNA tobacco. As of July 1, 1999, ST changed all of its filters to activated carbon/acetate because several leading health advocates and respected research scientists believe that activated charcoal (carbon) filters reduce certain vapor phase toxins found in tobacco smoke. Since January 2001, the Company has undertaken to increase the amount of activated charcoal in its filters to 30 milligrams for all new production of ST's discount brands. The Company is evaluating whether continued use of these filters is appropriate on a going-forward basis. The Company intends to continue to use its StarCured(TM) very low-TSNA tobacco in its discount cigarettes, although the Company does not have any evidence to support the conclusion that reducing a range of toxins in cigarette smoke will correspond to a reduced health risk.

Low-TSNA Cigarettes

      Star launched the first very low-TSNA cigarette, Advance(R), in October 2000 in two test markets--Richmond, Virginia and Lexington, Kentucky. Advance(R) was the first conventional cigarette to be manufactured to deliver fewer carcinogenic TSNAs. The Advance(R) cigarette reduced additional toxic smoke constituents through a unique "dalmatian-type" activated carbon/acetate filter. Advance(R) also differed from conventional premium brands because it provided adult tobacco consumers with enhanced health warnings (not required by the Surgeon General), on the back of the package and "onserts" that contained comparative content information and additional health-related information.

      Under the April 25, 2001 Agreements with B&W, B&W agreed to take over all aspects of the sales, marketing and distribution of Advance(R). On November 4, 2001, B&W initiated a test market of its version of Advance(R) in Indianapolis, Indiana. That test market is ongoing and, if successful, B&W will undertake a future rollout of the product. Under the April 25, 2001 Agreements, Star receives a royalty on each carton of Advance(R) sold by B&W. Sales of Advance(R) during the Company's test market and royalty payments from B&W during 2001 were de minimus.

Tobacco-Flavored Chewing Gum and Lozenges and Chewing Gum Containing Tobacco Extract

      Prior to the decision to concentrate on the development of products for adult tobacco users that incorporate very low-TSNA StarCured(TM) tobacco, the Company sought to develop both cessation products and a product intended to help patients who relapsed after a trial of smoking cessation to prepare for another cessation attempt. While the initial results of the testing of these products was positive, the Company determined that the further testing and the preparation and submission of required marketing applications to the FDA would be costly and time consuming. The Company made the business decision that it was unlikely that the development of cessation-related products on its own would produce an adequate return on investment. Accordingly, the Company has explored and will continue to explore entering into a joint venture, partnership and/or technology license as a means to develop cessation-related products. The Company would prefer to work with a major pharmaceutical company with significant resources, experience and the scientific and regulatory infrastructure that can assist and accelerate the approval process required for market entry.

Sales and Marketing

      ST's four brands of discount cigarettes are each sold in a variety of sizes and styles such as king size and 100s, soft pack and hinged box, regular flavor and menthol, and full flavor, lights and ultra lights. ST utilizes its own specified blend of tobaccos in each brand. The blend consists of Virginia flue-cured, burley and oriental varieties of tobacco, which is typical of American-style cigarettes.

      It is ST's strategy to rely to a large degree upon distributors to promote ST's brands to retail customers. ST provides to its distributor customers, for redistribution to retailers, point-of-sale materials such as posters, pole signs, display racks and counter top and floor displays. Also, ST produces marketing materials for use by distributors and their direct sales force to promote the sale of ST tobacco products to their retail customers.

      ST sells its tobacco products through approximately 260 tobacco distributors throughout the United States, although in 2001 its sales were primarily in Florida, Mississippi, Minnesota and Texas. Of these 260 distributors, approximately 100 are located in Florida, Mississippi, Minnesota, and Texas where the Company's sales force is now concentrated and in which it does not have purported obligations to make payments into escrow under state qualifying statutes enacted pursuant to the Tobacco Master Settlement Agreement (the "Master Settlement Agreement" or "MSA"). The distributors maintain state and, where applicable, municipal government tobacco product licenses, and apply state and/or local tax stamps when needed to resell the tobacco products. ST delivers its products directly to distributors mainly by common carrier trucks. ST's distributor customers primarily serve convenience stores, gas stations and other outlets and retail stores. No one distributor accounted for more than 11% of ST's revenue in 2001. The overall number of distributors was reduced from approximately 325 in 2000 to approximately 260 in 2001 due to price increases as well as the Company's focus on enhancing its market share in four states:
Florida, Minnesota, Mississippi, and Texas. ST's shipment volume during 2001 decreased approximately 31% to 3.5 billion units from 2000's shipment volume of
5.0 billion units, reflecting a continued focus by the Company to concentrate the field sales force and sales efforts in four states and to develop and launch a series of smokeless tobacco products, which the Company believes will be the primary focus of its business in the future.

      In marketing ARIVA(TM) hard tobacco cigalett(TM) pieces and Stonewall(TM) moist and dry snuffs, the Company has sought to position the products in the smokeless sector of the tobacco market using many of the same distribution channels that it uses for cigarette sales. As part of the marketing and distribution effort, the Company also has negotiated agreements with a number of national retail chains and national distributors selling consumer products.

      Three of the Company's officers, Mr. Jonnie R. Williams, Star's Chief Executive Officer, Mr. David M. Dean, Star's Vice President of Sales and Marketing, and Mr. Sheldon Bogaz, ST's Vice President of Trade Operations, lead the Company's sales and marketing activities. Mr. Randy Escamilla, National Sales Manager, supervises a staff of seven regional sales representatives who direct ST's field sales force.

      During 2001, ST repositioned and consolidated its field sales force in response to increased competition from foreign and domestic companies selling discount brands. By the end of 2001, ST had 88 field sales personnel and merchandisers primarily positioned in Florida, Minnesota, Mississippi and Texas. In 2002, ST will continue to selectively expand its field sales force, primarily in those states.

Purchasing

      Star purchases its very low-TSNA flue-cured tobacco for its leaf tobacco sales from approximately 200 participating tobacco farmers (StarCured(TM) farmers) who cure their tobacco in specially designed StarCured(TM) barns pursuant to long-term contracts entered into with the Company. Star believes that it will be able to purchase a sufficient supply of flue-cured, StarCured(TM) leaf tobacco from these farmers for its own use and to satisfy commitments to B&W for the foreseeable future. The Company anticipates that it will be able to process the tobacco purchased from the farmers within its Chase City processing facility within one to three days of delivery to the facility.

      During 2001, the majority of tobacco used in ST's cigarettes was purchased from B&W's Export Leaf Division in "cut rag" form, meaning that the tobacco has been cut, processed and flavored to ST's specifications, and is ready when delivered to ST for the manufacturing process. ST expects to continue purchasing "cut rag", low-TSNA StarCured(TM) tobacco and other tobacco for the next several years from B&W's Export Leaf Division, and thereafter to either continue purchasing "cut rag" tobacco from B&W Export Leaf Division or to purchase increasing amounts of tobacco needed for its business from other sources. Buying tobacco from B&W's Export Leaf Division allows ST to avoid having to dedicate substantial amounts of working capital to tobacco inventories.

       At the end of 2001, Star had approximately 858,000 pounds of burley tobacco in inventory, which will be utilized as part of the blend in Star's four discount brands. In 2001, Star continued its R&D to attempt to perfect the StarCured(TM) tobacco curing process for burley tobacco in conjunction with the University of Kentucky's Department of Agronomy, The Burley Tobacco Growers Cooperative Association, Inc. and Star's scientific and technical advisors. Star believes that the StarCured(TM) process is applicable to burley tobacco, and the Company will conduct additional experiments with the University of Kentucky this growing season. However, because the tobacco in Star's smokeless tobacco products is 100% flue-cured very low-TSNA StarCured(TM) tobacco, the Company's need for a low-TSNA burley tobacco is expected to decline as the Company shifts its emphasis to smokeless tobacco products. Moreover, no assurances can be given at this time that the low-TSNA StarCured(TM) tobacco curing process for burley tobacco will be successfully developed and commercialized.

      At the end of 2001, Star had approximately 1.4 million pounds of redried strip StarCured(TM) tobacco paid for by B&W and held in inventory by B&W on Star's behalf. This tobacco will be used as part of the blend in Star's discount cigarettes as well as in Star's smokeless tobacco products.

Manufacturing

      All of the flue-cured tobacco which the Company plans to use in 2002 and thereafter, either for sale to B&W and potentially other parties, or for gradual incorporation into ST's own cigarettes, or in Star's smokeless tobacco products, will be cured using the StarCured(TM) tobacco curing process. The StarCured(TM) tobacco curing process involves controlling certain conditions in the tobacco curing barns and in certain applications, uses microwave and/or electronic beam technology. The specially designed curing barns that utilize the StarCured(TM) tobacco processing technology are manufactured exclusively for Star by Powell Manufacturing Company of Bennettsville, South Carolina ("Powell"). Specially designed barns, which are owned or leased by the Company, are erected on site at the tobacco farms and provide Star with its source of very low-TSNA tobacco. A total of 1,125 Star barns have been manufactured and approximately 920 were delivered to farmers who currently produce flue-cured tobacco. In 2000, 100 barns were delivered to farmers in Kentucky in connection with the research, development and testing of the StarCured(TM) tobacco curing process for burley tobacco in conjunction with the previously-mentioned joint program with The Burley Tobacco Growers Cooperative Association, Inc.

      Star does not anticipate purchasing any additional barns from Powell in 2002 because the Company has sufficient barns in place to process approximately 20 million pounds of StarCured(TM) flue-cured tobacco, which will meet the Company's needs for this growing season. Under the April 25, 2001 Agreements with B&W, B&W agreed to finance all of the StarCured(TM) tobacco curing barns on an interest-free basis through January 1, 2005. Subsequent to April 2001, Star entered into a series of sale/leaseback transactions for approximately 400 barns and, as part of these transactions, has reduced its long-term indebtedness to B&W from approximately $29 million to $23.7 million. Also, in 2001, Star sold 91 curing barns to Golden Leaf Tobacco Company, Inc. for $1.85 million as part of a sale and licensing arrangement. The $1.85 million was used to reduce long-term debt owed to B&W because the barns were held as collateral for this debt. Under the license agreement, Golden Leaf is obligated to pay royalties on StarCured(TM) tobacco and other low-TSNA tobacco it uses once the Company begins to receive royalties from tobacco companies other than B&W. As discussed above, Star has entered into a series of sale/leaseback transactions in which Star has financed the barns with certain financial institutions and agreed to repurchase the barns at the end of the lease period, thus ultimately having the ability to retain control of the barns.

      In early 2000, Star's processing facility in Chase City, Virginia underwent a substantial expansion of its capacity to process significantly larger amounts of very low-TSNA tobacco, as well as to provide sufficient space for the installation of new equipment to be used in conjunction with the manufacturing of the Company's smokeless tobacco products and the installation of a state of the art laboratory to test for TSNAs. This expansion allowed Star to process approximately 19 million pounds of StarCured(TM) tobacco during each growing season in 2000 and 2001.

As a result of the expansion, the Chase City facility will have more than adequate capacity for volumes anticipated for B&W under the April 25, 2001 Agreements and for Star's need for tobacco.

      ST expanded its cigarette manufacturing capability in 2000 by outsourcing a portion of its manufacturing through a contract with B&W to manufacture cigarettes. The Company undertook this outsourcing to avoid the need to buy new cigarette manufacturing equipment. In 2002, Star also installed at Chase City a high-speed manufacturing line for the production of ARIVA(TM) hard tobacco cigalett(TM) pieces and Stonewall(TM) dry snuff, and a second manufacturing line has been ordered. Plans are currently underway for the installation of these manufacturing lines in a second facility in Chase City, adjacent to the existing Star facility. This second facility has approximately 91,000 square feet of warehouse space and 9,000 square feet of office space located on approximately nine acres of land. This facility is the process of being acquired by the Virginia Economic Development Authority ("EDA") and, as contemplated, the EDA will finance the renovations of the facility to Star's specifications. Star will enter into a long-term lease with an option to purchase this facility. The Company has added further manufacturing capacity at its Petersburg, Virginia facility for the production of Stonewall(TM) moist snuff.

      The Company believes its manufacturing facilities, together with the additional contract manufacturing relationship now in place with B&W, will allow it to respond to the growing demand for its smokeless products, as well as demand for cigarette products for the foreseeable future.

Relationship with B&W

      On October 12, 1999, the Company and B&W entered into a Supply Agreement under which B&W agreed to purchase StarCured(TM) tobacco. During 1999 and 2000, Star produced and delivered to B&W approximately 3.5 million pounds and 19 million pounds, respectively, of very low-TSNA StarCured(TM) processed tobacco. Some of this tobacco has been or will be purchased by the Company for use in ST's own discount cigarettes, and in Star's new hard tobacco and moist and dry snuff products.

      In addition during 2000, B&W collaborated with the Company in the development of the Advance(R) low-TSNA cigarette. B&W also has been manufacturing cigarettes for ST, supplying leaf tobacco to ST for use in its tobacco products, and warehousing burley tobacco for Star.

      Under the April 25, 2001 Agreements, B&W agreed to purchase at least 15 million pounds of StarCured(TM) tobacco over three growing seasons (2001-2003) with the right to purchase additional amounts of StarCured(TM) tobacco during those years and in future years. B&W also agreed to restructure approximately $29 million of debt into long-term, interest-free debt with interest and principal payments beginning in January 2005 and continuing over five years. There are provisions in the agreements that forgive one-half of the then-current debt upon declaration by B&W that its test market of a cigalett(TM) product is successful, and all of the remaining debt once B&W introduces a cigalett(TM) product into distribution in retail locations in 15 states. Further, the agreements provided that B&W would take over all aspects of the Advance(R) low-TSNA cigarette and obtain an exclusive right (subject to Star's own rights) to purchase and sell hard tobacco cigalett(TM) pieces, in return for royalty payments on the sales of these products. In the case of the cigalett(TM) pieces, B&W has to pay Star its manufacturing costs in addition to the royalty payments. Finally, the agreements provide for the payment of royalties to Star on B&W's purchases of StarCured(TM) tobacco and other low-TSNA tobacco based on terms set forth in the agreements and Star's licensing agreements with other tobacco companies. During 2001, Star received approximately $1.5 million of royalty payments from B&W on its purchase of low-TSNA tobacco, all of which was used to reduce Star's long-term debt to B&W.

Competition

      In 2001, the Company introduced three smokeless tobacco products. The tobacco in these products is 100% StarCured(TM) low-TSNA flue-cured tobacco. Two of the products, Stonewall(TM) moist and dry snuffs, are designed to provide adult snuff users with an opportunity to purchase products which expose them to significantly lower levels of toxins. The Company's primary competition for the Stonewall(TM) snuff products is expected to be other smokeless tobacco companies such as US Smokeless Tobacco Company and Swedish Match. ARIVA(TM) compressed tobacco cigalett(TM) pieces are intended to compete against conventional cigarettes and to be used by adult smokers in situations and environments when they cannot or choose not to smoke. The primary competition for ARIVA(TM) is expected to be from the large tobacco manufacturers that dominate the cigarette industry. However, as discussed herein, the Company has entered into an agreement for B&W to purchase and sell a hard tobacco product in return for the payment of royalties to Star.

      The Company's primary competition for cigarettes is from the four "majors," that is, Philip Morris, the brands of which accounted for more than 50% of all cigarette sales in the United States in 2001, R.J. Reynolds, B&W and Lorillard, as well as Vector Group, Ltd. (the parent company of Liggett), each of which has substantially greater financial and operating resources than the Company. The Company also encounters significant competition from several other smaller U.S. manufacturers of cigarettes, as well as importers of cigarettes manufactured in foreign countries. Many of these manufacturers and importers have substantially greater financial, manufacturing, marketing and other resources than the Company. Further, despite the requirements of the MSA, several newer discount competitors have not, and it appears do not intend to make deposits into escrow accounts purportedly required by the MSA, allowing these competitors to undercut the current discount market and unfairly compete against ST for discount cigarette sales. Although several states have begun litigation against some of these companies for failure to make escrow payments on sales in those states, it is unclear whether such litigation will adequately resolve this issue.

      ST's current discount cigarettes compete principally on the basis of price and, possibly, quality of product. Generally speaking, there are three price categories of cigarettes in the United States, "premium," which includes such brands as Marlboro(R) and Camel(R), "full-price," which includes such brands as Doral(R) and GPC(R), and "discount," which as a group account for only a small percentage of the U.S. cigarette market. Each of ST's brands is priced in the discount category. Other competitive factors include package design, taste and the amount of marketing support provided to distributors and retailers. At the consumer level, brand loyalty also is a significant factor.

      In 2000, the Company established an escrow account as required by the MSA for sales of cigarettes in 1999, and beginning in 2000, and with increased effort in 2001, has focused sales (and its field sales force) to increase its market share in states that were not part of the MSA in order to minimize its MSA escrow payment obligation. However, in the 46 states that did join the MSA, ST faces significant competition from cigarette manufacturers and captive distributors of overseas manufacturers who have not made MSA escrow payments. Such companies are able to sell discount cigarettes at a substantial cost reduction compared to ST and as a result ST is at a significant cost disadvantage in competing with these entities.

      In 2001, Vector Group, Ltd. introduced a reduced-toxin cigarette that it represents contains less toxins, including TSNAs, than other conventional brands. In November 2001, B&W also began an expanded test market in Indianapolis, Indiana of its version of the Advance(R) low-TSNA cigarette that Star and B&W jointly developed. As discussed above, the Company receives a royalty on each carton of Advance(R) sold by B&W. Other companies have begun to purchase low-TSNA tobacco and are expected to incorporate that tobacco into their products. Such products may or may not be brought to market during 2002. The Company believes that no other producer of discount cigarettes appears to be incorporating very low-TSNA tobacco and activated carbon/acetate filters into their discount brands. One Swedish company, Swedish Match, has worked with various varieties of tobacco under crop management environments and other methods in an effort to maintain low-TSNA levels in its smokeless products. In 2001, Swedish Match introduced a new smokeless tobacco product in the U.S. that claims to have reduced levels of carcinogens.

      B&W now has in its possession very low-TSNA tobacco from the 1999-2001 growing seasons. Also, the industry has initiated a program that is intended to require all tobacco sold at auction to be cured in a manner that is intended to result in reduced levels of TSNAs. As a result, approximately 85% of all flue-cured tobacco grown in the U.S. in 2001 was cured in a manner to reduce the levels of TSNAs. Further, the United States Department of Agriculture ("USDA") has announced that in the future, it will not provide full price supports for flue-cured tobacco that is not cured in a manner to reduce or limit the levels of TSNAs in the cured tobacco leaf. Star believes if it is successful in commercializing its unique very low-TSNA tobacco products and enforcing the patents for such technology to which it is the exclusive licensee, many of the major tobacco companies will follow its lead and may seek to sublicense the StarCured(TM) technology.

      If, in the future, the Company is successful in developing and commercializing smoking reduction or cessation products, it will encounter stiff competition from well financed pharmaceutical companies. Smoking cessation products that are approved for sale in the United States by the FDA are primarily nicotine delivery products (nicotine only) designed to wean the smoker from nicotine addiction over a period of time ranging from 30 days to six weeks. These products are referred to as "nicotine replacement" therapies. Three products, Nicorette(R), a nicotine chewing gum, and Nicotrol(R) and NicoDerm(R), both transdermal nicotine patches, constitute substantially all of the U.S. market for pharmaceutical nicotine. All of these products are sold over the counter. Zyban(R), (bupropion), a prescription drug which originally was developed and is still sold under another proprietary name as an antidepressant, was introduced to the market in 1997 and has been demonstrated to be useful as a cessation product. Star understands that sales of Zyban(R) to date have been substantial and that Zyban(R) is often prescribed by physicians to be used in conjunction with nicotine delivery products.

      Star's principal competitors in the cessation market would include GlaxoSmithKline, the McNeil Consumer Division of Johnson & Johnson and Pharmacia-Upjohn, all of which have significant capital resources, research and development staffs, facilities, experience in conducting clinical trials and obtaining regulatory approvals, and experience in manufacturing and marketing their products which are significantly greater than those of Star. For that reason, among others, Star has delayed any further development efforts of a possible cessation product pending the Company securing a joint venture partner or corporate pharmaceutical partner with a significant scientific infrastructure. In addition, there are several companies developing new technologies aimed at smoking cessation therapies. There also are a number of consumer products that do not require FDA approval as therapeutic drug products but which nevertheless are advertised as alternatives to smoking or as an aid in the reduction of smoking. For example, at least one of the leading United States confectionery chewing gum manufacturers has advertised its gum products as an alternative to cigarettes. There are also non-tobacco cigarettes produced with fillers such as lettuce and herbs. In addition to the use of consumable products for smoking cessation or reduction purposes, medical practitioners and others have developed a variety of programs intended to assist a person in withdrawing from nicotine dependence. Treatments used include psychological counseling, hypnosis, group therapy and behavior modification techniques. There can be no assurance that in the future Star will be in a position to overcome regulatory barriers to marketing tobacco-containing cessation products, or that Star's competitors will not succeed in developing technologies and products that are more effective than Star's product candidates, that are less toxic than Star's products, or that would render Star's products obsolete or non-competitive.

Government Regulation

      The manufacture and sale of cigarettes, other tobacco products and pharmaceutical products are subject to extensive federal and state governmental regulation in the United States and by comparable authorities in many foreign countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of such products.

      There are multiple bills pending before the 107th Congress and in several state legislatures which, if enacted, would significantly change the United States tobacco industry. Some of these federal bills contain provisions which would provide substantial federal government funds for smoking cessation programs and products, as well as incentives to tobacco companies and others to produce less toxic or reduced-risk tobacco products under potential specific standards. Star is unable to predict what effect, if any, these provisions, if enacted, would have on Star's low-TSNA tobacco curing technology or the sale of smoking cessation products and/or potentially reduced-risk tobacco products. The Company believes, however, that any bill that requires manufacturers to reduce or disclose levels of TSNAs in tobacco or tobacco smoke in a meaningful manner would be beneficial.

      Star announced its support of a bi-partisan tobacco labeling bill (S.
2125) introduced in the 106th Congress by Senators Frank Lautenberg (D. N.J.), Richard Lugar (R. IND.), Richard J. Durbin, (D. ILL.), and Lincoln D. Chafee (R. R.I.), on February 29, 2000, at a press conference held at the Dirksen Senate Office Building in Washington, D.C. To the best of Star's knowledge, it was the only tobacco company asked to support this bi-partisan bill which focused on product disclosures not currently mandated by the Surgeon General or HHS. The Senate bill, entitled the "Smoker's Right to Know and Truth in Tobacco Labeling Act", would have significantly enhanced the current tobacco package warning labels and required disclosure of toxic ingredients and health effects of tobacco use. The bill would have required all manufacturers to disclose cancer-causing agents, including carcinogenic TSNAs, as well as the percentage of such carcinogens "relative to the average of such concentration of such carcinogen in the sales weighted average of all cigarettes marketed in the United States."

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

      In May 2000, Senators John McCain (R, Arizona) and William Frist, M.D. (R, Tennessee) introduced Senate bill S. 2566 entitled "The National Youth Smoking Reduction Act". The central goal of the legislation was to reduce the number of youths who are smoking and to provide the FDA with regulatory authority over tobacco products. Senator McCain echoed the views of the Company when he commented that a significant aspect of the proposed bill would include language that "provides a mechanism for lower-risk tobacco products to be tested, reviewed and approved." Senator Frist introduced a similar bill in January 2001.

      During the 107th Congress, which began in January 2001, a number of proposals have been introduced in both the Senate and House of Representatives which would provide the FDA with authority to regulate the manufacture, sale, distribution, labeling and marketing of tobacco products. This includes H.R. 1097, introduced by Congressmen Ganske (R, Iowa), Dingell (D, Michigan), and Waxman (D, California). The Company, as it did in the previous Congress, has written Congressman Ganske indicating support for the bill. S.190 is a modified FDA/tobacco bill (from the 106th Congress) introduced by Senator Frist, M.D. (D, Tennessee). S.247 is a reintroduction of a bill by Senators Harkin (D, Iowa), Chaffe (R, Rhode Island) and Graham (D, Florida) which includes FDA and other tobacco control provisions. S.1976 is a comprehensive cancer control bill introduced by Senator Feinstein (D, California) which includes the provision of the McCain/Frist bill from the 106th Congress. H.R. 1043 is a reintroduction of a bill by Congressman Waxman (D, California), which includes both FDA and other tobacco control provisions. H.R. 2180 is a FDA/tobacco bill introduced by Congressman Davis (R, Virginia). H.R. 3940 is a bill introduced by Congressmen McIntryre (D, North Carolina) and Davis (R, Virginia), which includes the FDA provisions of the Davis bill (H.R. 2180) as well as provisions to provide a buyout for tobacco farmers.

      Most of the bills introduced contain provisions governing reduced risk products. The Company, as appropriate, will continue to follow these legislative proposals in Congress and provide input, support and/or recommendations. Should hearings be convened during the second session of the 107th Congress, the Company anticipates that it will seek an opportunity to present its views.

President's Commission On Improving Economic Opportunity In Communities Dependent Upon Tobacco Production

      Star has been actively supporting the vast majority of the recommendations of The President's Commission on "Improving Economic Opportunity in Communities Dependent upon Tobacco Production while Protecting Public Health". Star is keenly interested in supporting the American tobacco farming community and assisting farmers in obtaining higher prices for very low-TSNA tobacco, while promoting public health-related issues, by giving the farmers an opportunity to produce very low-TSNA tobacco using StarCured(TM) tobacco curing barns that have been provided to the farmers by Star. Star testified before the President's Commission in Louisville, Kentucky, in 2000, and provided written comments on the Commission's preliminary recommendations in March 2001. Star's Board of Directors voted unanimously to endorse the recommendations of the President's Commission in September 2001. Star believes it is the only tobacco company that testified and supported the majority of the Commission's recommendations.

FDA Regulation

      In 1996 the FDA promulgated regulations governing the sale and advertising of tobacco products designed primarily to discourage the sale to, and consumption by, adolescents and children. The authority of the FDA to promulgate such regulations was challenged in the federal courts by the major tobacco companies. A federal District Court upheld the FDA's authority to promulgate such regulations but ruled that certain of the regulations restricting advertising were invalid as violative of the constitutional right of free speech. On appeal, the United States Court of Appeals for the Fourth Circuit affirmed portions of the District Court opinion that held the FDA could not regulate tobacco advertising and ruled that the executive branch of the United States government, in particular the FDA, does not have any authority to regulate tobacco products generally. The federal government appealed the Appeals Court's ruling and the matter was heard by the United States Supreme Court in late 1999. On March 21, 2000, the Supreme Court, in a five to four decision, held that Congress has not given the FDA authority to regulate tobacco products as customarily marketed.

      Since the introduction of ARIVA(TM), two petitions have been filed with the FDA seeking to have ARIVA(TM) regulated as a drug product and/or as a food. Because ARIVA(TM) is a smokeless tobacco product that is intended to provide tobacco satisfaction, the Company believes the FDA lacks any authority to regulate ARIVA(TM) based on the March 21, 2000 decision of the Supreme Court referenced above. Star has advised the FDA that it believes the petitions are without merit and that its legal team will be filing responses in a timely fashion. Given the decision by the Supreme Court, it is unclear whether Congress will act to grant authority to the FDA over tobacco products, although legislation that would create such authority has been introduced. However, the Company believes that in the future, reasoned FDA regulation of all tobacco products should better enable the Company to compete in its particular market niche. The Company has publicly stated its position in favor of reasoned FDA regulation of all tobacco products for approximately the last three years.

Institute of Medicine

      On February 22, 2001, the Institute of Medicine issued a comprehensive report, entitled "Clearing the Smoke: Assessing the Science Base for Tobacco Harm Reduction," in response to a request from the FDA to assess the scientific basis for possible harm reduction relating to the use of tobacco. This voluminous report suggests, among other findings, that it is scientifically feasible to design and manufacture a range of emerging "potential reduced-exposure products" (which the report referred to as "PREPs"), but that, without appropriate governmental regulation and independent scientific evaluation of PREPs, the public is left without clear information regarding the degree to which these products have reduced the risks associated with smoking. The Company provided testimony before the Institute of Medicine and shared certain of its scientific and applied research and findings related to the development of products which deliver less of certain toxins (TSNAs) and other gas and vapor-phase toxic substances in tobacco smoke. Star's innovative products that deliver less toxins, and the StarCured(TM) process, were referred to in the Institute of Medicine's discussion of PREPs.

Federal Trade Commission

      The requirements for health warnings on cigarettes is governed by the Federal Cigarette Labeling and Advertising Act. Similar requirements are imposed on smokeless tobacco products under the Comprehensive Smokeless Tobacco Health Education Act of 1986. These Acts impose labeling and advertising requirements on the manufacturers, packagers and importers of cigarettes and smokeless tobacco products and require any company wishing to sell such products within the United States to submit a plan to the Federal Trade Commission (the "FTC") explaining how it will comply with the warning label display requirements. Star has submitted labeling plans for its cigarette and smokeless products to the FTC in accordance with these Acts and before introducing its new products. Also, Star shared with the FTC its enhanced warning labels for Advance(R) prior to the initiation of the test marketing of Advance(R) in October 2000 and the enhanced warning labels for Stonewall(TM) moist and dry snuff and ARIVA(TM) hard tobacco prior to the introduction of these products in 2001.

Bureau of Alcohol, Tobacco and Firearms

      Manufacturers and importers of tobacco products are taxed pursuant to regulations promulgated by the federal Bureau of Alcohol, Tobacco and Firearms (the "BATF") under authority of the Internal Revenue Code of 1986, as amended. The Company's tobacco products are subject to tax under such regulations. The federal excise tax on cigarettes rose from $.24 per pack in 1999 to $.34 in 2000, and has increased to $.39 per pack in 2002. Smokeless tobacco in the form of snuff is subject to federal tax at a rate of $.585 per pound in 2002 and thereafter. The manufacturing of tobacco products is also subject to regulation by the BATF. The Company currently has licenses from the BATF to manufacture tobacco products, including cigarettes and smokeless tobacco products. Such licenses require that the Company adhere to strict regulations regarding the manufacturing and transportation of its tobacco products.

State and Municipal Laws

      The sale of cigarettes is subject to taxation through excise taxes in all fifty states and smokeless tobacco is taxed in most jurisdictions. State excise taxes on cigarettes range from $.025 per pack in Virginia to $1.11 per pack in New York. Several states have no excise tax on smokeless tobacco and the rates in other states vary significantly from state to state using formulas based on weight or a percentage of the wholesale price of the product. For example, the states of Alabama and North Dakota tax smokeless products at a rate of 3/4 of 1 cent per ounce and 16 cents per ounce, respectively, while the states of North Carolina and Oregon impose an excise tax of 2% and 65% of wholesale cost, respectively.

      In addition, some states permit municipalities to impose an additional sales tax, and many municipalities do so. The state and municipal sales taxes are imposed upon wholesalers and/or retailers but not manufacturers, and therefore the Company has no liability for such taxes. The Company is required by many states, however, to report its shipments of cigarettes to distributors/retailers located within their jurisdiction. Star is aware of at least three states, Massachusetts, Minnesota and Texas, which have adopted laws and regulations regarding the disclosure by manufacturers of certain chemical constituents in their products. Star has and intends to continue to comply with such laws to the extent they are upheld and believes it will benefit from such disclosure.

Master Tobacco Settlement Agreement

      In November 1998, 46 states and several U.S. territories entered into a settlement agreement, the Master Settlement Agreement, to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a nonparticipating manufacturer, the Company is required to satisfy certain purported escrow obligations under statutes which the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called "level playing field" statutes require nonparticipating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such nonparticipating tobacco manufacturers. Under these statutes the Company is obligated to place an amount equal to $1.88 per carton for 1999, $2.09 in 2000, $2.72 in 2001-2002,
$3.35 in 2003-2006 and $3.77 thereafter, in escrow accounts for sales of cigarettes occurring in the prior year in each such state after the effective date of each state specific statute. An inflation adjustment is also added to these deposits at the higher of 3% or the Consumer Price Index each year. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in some states. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. Also, absent a challenge to the state specific statutes or some accommodation as to the escrow amounts, the failure to place the required amounts in escrow could result in penalties to the Company and potential restrictions on its ability to sell tobacco products within particular states. Because all of the MSA states have passed the so-called "level playing field" statutes, the Company expects that a material portion of its cigarette sales will continue to be subject to such purported escrow obligations.

      As of January 1, 2000, thirty-eight states and the District of Columbia had adopted so-called model "level playing field" statutes and Star's purported net obligations under those statutes was approximately $11.6 million with respect to 1999 sales. As of January 1, 2001, all forty-six MSA states had adopted model "level playing field" statutes. It is anticipated that after funding escrow accounts for 2001 sales the Company will have deposited a total of approximately $32 million into escrow under protest. The funds placed in escrow continue to be an asset of the Company and the Company will receive the interest income generated by the escrow deposits. In addition to the "level playing field" statutes, a number of states have recently enacted statutes that require nonparticipating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact on its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow.

      After almost two years of negotiations with the National Association of Attorneys General ("NAAG"), the Company concluded that NAAG had little interest in working with Star to come to a reasonable solution under which the Company could become a participant in the Master Settlement Agreement. Accordingly, on December 15, 2000, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia requesting that the court declare both the MSA and Virginia's Qualifying Statute unconstitutional and, therefore, invalid. The Company's complaint challenges the MSA on the grounds that it violates the Interstate Compact Clause and the Commerce Clause of the Constitution of the United States. It challenges the Qualifying Statute on the grounds that it violates the Equal Protection, Due Process, Takings and Commerce Clauses of the Constitution. Neither Virginia Attorney General Kilgore nor any other state attorney general has ever charged the Company with the tortious and unlawful conduct asserted against other cigarette manufacturers in lawsuits by various states which led to the execution of the MSA. Despite the absence of any claim against the Company, which is focused primarily on producing less toxic and potentially less hazardous tobacco and tobacco products, the MSA and the Qualifying Statute impose a severe burden on its research and development activities.

      On March 12, 2001, the District Court heard oral argument on the Commonwealth's Motion to Dismiss, after both sides exchanged briefs on all the constitutional and related issues. On March 26, 2001, the District Court dismissed the Company's complaint, but in its opinion, the District Court did note that Star "must now suffer as a result of the bad faith of previous market entrants." The District Court further noted that Star "has never been accused of the fraudulent, collusive and intentionally dishonest activities of the Big Four," "was not even in existence during the bulk of the time that these activities were occurring," and has taken "every step to provide complete disclosure about the harmful nature of its products." The District Court also stated that the "financial burden on Star Scientific and others like it may hamper efforts to develop new tobacco technologies." The Company promptly appealed the District Court's ruling.

      On January 22, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court and later denied the Company's request for rehearing. The Company plans to file a petition for writ of certiorari with the United States Supreme Court asking that Court to review the case, given its continuing belief that the MSA and the Virginia Qualifying Statute are constitutionally flawed.

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

      Star was the only company that qualified for those rebates, and in June 2000, was awarded $2 million by the Commonwealth of Virginia. Approximately $275,000 of those funds was subsequently provided by the Company to certain Virginia farmers to help defray their costs relating to the installation of the Company's StarCured(TM) tobacco curing barns.

World Health Organization ("WHO") Global Public Health Advocacy

      Star testified on October 13, 2000, at the World Health Organization public hearings in Geneva, Switzerland on its view of the structure of a Global Framework Convention on Tobacco Control ("FCTC"). In that testimony Star reiterated its support for reasoned regulation of all tobacco products in the U.S. and worldwide to create a more rational environment in which minimizing toxicity rather than marketing creativity would determine relevant market share. Star also testified before the WHO Scientific Advisory Committee on Tobacco Product Regulation on February 1, 2001, and again reiterated its support for reasoned world-wide tobacco regulation within the FCTC proposed structure.

Research and Development

      In the mid-1990's, Star commenced research and development activities based upon newly-conceived technology for the processing of tobacco so as to retard or substantially reduce TSNAs to very low levels. This technology is under exclusive license from Regent Court, a company in which the technology's inventor and the Company's founder and current Chief Executive Officer, Jonnie
R. Williams, is part owner. (See "Patents, Trademarks and Licenses.") TSNAs are generally recognized by health researchers and respected scientists to be among the most potent and abundant carcinogens in tobacco and tobacco smoke. Star's research and development activities have focused on: (1) perfecting and testing methods for processing low-TSNA tobacco; (2) developing products which incorporate Star's specially processed tobacco, including products for the smoked and smokeless tobacco markets; (3) establishing a patent position; and
(4) developing relationships with tobacco farmers, as well as the tobacco industry, with a view to the commercialization of Star's processes through licensing and royalty arrangements, among other vehicles, to generate income for the Company. Star's research and development efforts culminated in the development of various aspects of the StarCured(TM) tobacco curing process, with respect to which Star has exclusive rights to patents as well as patent applications which are pending (See "Patents, Trademarks and Licenses"). Star has convened a Scientific Advisory Board of highly regarded physicians, scientists, researchers and public health experts to provide it with counsel on how best to proceed in a variety of scientific and research oriented areas. In 2001, 2000, and 1999, the Company spent approximately $4.1 million, $1.7 million, and $0.5 million, respectively, on its research and development activities.

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

      The StarCured(TM) technology is applicable to Virginia flue-cured tobacco and, Star believes, to burley tobacco, and most likely to other varieties of tobacco on a broad-scale commercial basis. Star's curing process essentially arrests or eliminates microbial activity that normally occurs during curing, thereby preventing the production of TSNAs. The StarCured(TM) curing technology does not, however, alter or affect taste, color or the nicotine content of tobacco. Star makes no claim or representation that the StarCured(TM) tobacco curing process reduces any harmful chemical constituents in tobacco and/or tobacco smoke other than TSNAs. Additionally, Star makes no claim that the elimination of TSNAs reduces the risk of disease. Star has been careful not to make any health claims, directly or indirectly, since there is not yet clinical evidence to show that a reduction in these specific carcinogens in tobacco will translate into a reduced health risk.

      The StarCured(TM) technology has been licensed to the Company in an agreement which grants to the Company exclusive worldwide rights with a right of sublicense. (See "Patents, Trademarks and Licenses" below). It is the Company's objective to achieve widespread acceptance of the StarCured(TM) tobacco curing technology as a standard for the manufacture of less toxic and potentially less harmful tobacco products and, in the future, as a basis for the use of very low-TSNA tobacco in the production of smoking cessation products.

      Star conducted a pilot program during the 1998 U.S. tobacco harvest season (July through October). The purposes of this program were: (1) to continue to test and perfect Star's curing processes in quantities and under conditions which would serve as a model for future operations; (2) to test custom designed equipment; (3) to provide processed tobacco to major manufacturers in quantities for testing and test market purposes; and (4) to demonstrate the commercial feasibility of adoption of Star's processes for widespread use in the production of tobacco products. The program was operated from the Company's facility in Chase City, Virginia. During 1999, Star processed over 3.5 million pounds of StarCured(TM) tobacco. In 2000 and 2001, Star processed approximately 19 million pounds of StarCured(TM) tobacco, which constituted approximately 30% of the entire Virginia flue-cured crop in each of those years. During 2000 and 2001, the Chase City receiving station was one of the five largest flue-cured tobacco receiving stations in the U.S. and the largest in the Commonwealth of Virginia.

Development of Very Low-TSNA Cigarette and Smokeless Tobacco Products

      Beginning in October 2000, Star test-marketed Advance(R), which the Company believes was the first very low-TSNA premium cigarette to be sold in the United States, which contained enlarged health warnings on the package, comparative content information, and informational package "onserts" attached to each pack that provided additional information regarding the health hazards of smoking. Advance(R) utilized StarCured(TM) very low-TSNA flue-cured tobacco, as well as other tobaccos (burley and oriental) selected for their low-TSNA levels. Advance(R) also had a 40 mg activated carbon/acetate filter that reduced other gas and vapor-phase toxic substances.

      Under the April 25, 2001 Agreements with B&W, B&W assumed all responsibility for the test marketing of Advance(R) and the anticipated national rollout of the product following a successful test market. In November 2001, B&W initiated an expanded test market of Advance(R) in Indianapolis, Indiana (approximately 1,500 retail outlets). B&W's version of Advance(R) continues to use very-low TSNA StarCured(TM) tobacco and other low-TSNA tobaccos, and a modified Trionic(TM) Filter. The packages of Advance(R) continue to have enlarged health warning and package onserts that provide comparative information on the major toxins in Advance(R) and two leading light brands. Star receives a royalty on the sale of each carton of Advance(R).

      During 2001, Star continued its efforts to develop several smokeless tobacco products whose tobacco consisted of all low-TSNA StarCured(TM) tobacco. In September 2001, the Company introduced two such products, Stonewall(TM) moist snuff and Stonewall(TM) dry snuff. In November 2001, the Company introduced ARIVA(TM) hard tobacco cigalett(TM) pieces. ARIVA(TM) provides adult tobacco users an alternative to cigarettes in situations and environments when they can't smoke or choose not to smoke.

Prior Development of CigRx(TM)

      In 1997 Star submitted a cigarette product that it called "CigRx(TM)" to the FDA as a pharmaceutical product. The objective was to offer a product to help patients who relapse after a trial of smoking cessation to prepare for another cessation attempt while reducing exposure to TSNAs. Star is not aware of any other company submitting a tobacco product for FDA clearance. Star's strategy has since changed, and it will not seek FDA approval for CigRx(TM). A Phase I study, under an FDA-reviewed protocol, was completed at the Virginia Commonwealth University under the direction of Professor William Barr, Director of the Center for Drug Studies. The study, involving male and female subjects, was a cross-over study designed to test in vivo elimination or reduction of TSNAs following the smoking of CigRx(TM) cigarettes compared to the subjects' normally used cigarettes. These test cigarettes were made entirely from flue-cured Virginia tobacco with no added flavorings. The average total TSNA levels in the tobacco itself at the time of testing were about 100 parts per billion, as compared to more than 3,000 parts per billion in popular brands. As measured by the current FTC method, the CigRx(TM) cigarettes used in the study delivered substantially less carbon monoxide (4.8 milligrams versus 12.2 milligrams) and about half as much tar (7.0 milligrams versus 14.0 milligrams) compared to an average of the best selling full-flavored cigarettes. The study contrasted Star's product with conventional brands in terms of breath levels of carbon monoxide, blood levels of nicotine, and urinary levels of TSNAs. On the CigRx(TM) product, blood nicotine levels were somewhat higher and carbon monoxide was substantially lower. Urinary levels of TSNA (as measured by NNAL) were analyzed by the American Health Foundation. The average levels of NNAL and its metabolite after nine days on the CigRx(TM) product were reduced substantially, consistent with published data showing that TSNAs leave the body slowly over 90 to 120 days.

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

      The Company believes that it has conducted its business in a manner which decreases the risk of liability in a lawsuit of the type described above because the Company:

      . has attempted to consistently present to the public the most current information regarding the health risks of long-term smoking and tobacco uses generally;

      .     has always acknowledged the addictive nature of nicotine;

      .     has never targeted adolescent or young persons as customers;

      . has not advertised its tobacco products to consumers except for point-of-sale materials;

      . has conducted research on the chemical or other constituents of its products only in the course of efforts to reduce the delivery of toxins;

      . has stated unequivocally that smoking involves a range of serious health risks, is addictive, and that smoked cigarettes products can never be produced in a "safe" fashion; and

      . did not produce its own brands until late 1994/early 1995, and the volume of sales has not been substantial in relation to the volume generated by the larger manufacturers.

      The Company maintains product liability insurance which is limited to any claims that tobacco products manufactured by or for the Company contain any foreign object. Such insurance does not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. The Company does not believe that insurance for health-related claims can currently be obtained. Although, to date, no health-related lawsuit has ever been filed against Star, a lawsuit based upon claims not covered by its product liability insurance could have a materially adverse effect upon the Company.

Patents, Trademarks and Licenses

License Agreement with Regent Court

      The Company is the licensee under a license agreement (the "License Agreement") with Regent Court, of which Jonnie R. Williams, the Company's founder and Chief Executive Officer and Francis E. O'Donnell, Jr., M.D., the beneficiary of the O'Donnell Trust, which is the Company's largest shareholder, are the owners. The License Agreement provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to the Company, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor's patent rights and know-how relating to the processes for curing tobacco so as to eliminate TSNAs or reduce them to insignificant levels, and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereinafter developed. This license includes inventions of Regent Court and its affiliates during the term of the License Agreement relating to the production, treatment or curing of tobacco, or a method of manufacturing a product containing tobacco, and of extracting one or more substances from tobacco for the purpose of incorporating such substance or substances in a product or products.

      The Company is obligated to pay to Regent Court a royalty of 2% on all net sales of products by it and any affiliated sublicensees, and 6% on all fees and royalties received by it from unaffiliated sublicensees, less any related research and development costs incurred by the Company. The License Agreement expires with the expiration of the last of any applicable patents. Seven United States patents have been issued, and additional patent applications are pending in the United States and in approximately 80 foreign jurisdictions. To date, the Company has paid no royalties under the License Agreement.

      The License Agreement may be terminated by the Company upon 30 days' written notice. The License Agreement may also be terminated by Regent Court upon (a) a default in the payment of royalties or a failure to submit a correct accounting continuing for at least 30 days after written notice or (b) a material breach of any other obligation of the Company under the License Agreement continuing for at least 60 days after written notice. A material breach may include a sublicense of the Patent Rights (as defined in the License Agreement) without obtaining a written agreement of the sublicensee to be obligated to Regent Court under the License Agreement. The Company is also obligated to provide Regent Court with copies of all patent applications by it relating to the Patent Rights. For purposes of determining materiality, a breach is deemed material if such breach results in a loss of royalties exceeding $100,000.

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

Patents and Proprietary Rights

      Under the License Agreement, the Company has exclusive rights to seven issued patents and pending patent applications, which are the only patents issued to or applied for by Regent Court. The issued and pending patents cover the current technology for reducing the level of TSNAs in tobacco. Corresponding patent filings have been initiated in numerous foreign countries. The Company has no rights to any other patent or patent applications. There can be no assurance that patents will issue from any of the pending applications, that claims which may be allowed thereunder will be sufficient to protect the intellectual property owned or licensed by the Company, or that the Company or Regent Court has or will develop or obtain the rights to any additional products or processes that are patentable. In addition, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

      On November 6, 2001, the United States Patent Office issued a patent to Regent Court for treating tobacco to reduce nitrosamine content. On January 15, 2002, it issued another patent to Regent Court for reducing nitrosamine levels and on February 26, 2002, issued a patent to Regent Court relating to the use of tobacco extracts. Under the License Agreement, the Company has exclusive rights to these patents.

      The Company believes that it is the world leader in curing technology which consistently produces very low-TSNA tobacco.

Employees and Consultants

      As of December 31, 2001, the Company employed approximately 200 full-time employees. From time to time, the Company engages temporary personnel to augment its regular employee staff. Further, the Company utilizes the services of consultants, scientific and technical experts and independent contractors to provide key functions in the scientific, medical, public health care, compliance, technological, legal, communications, financial and related areas. The use of such outside providers enables the Company to secure unique expertise in a wide variety of areas that it might otherwise not be in a position to secure or which it would otherwise be required to secure through the hiring of many additional Company-employed personnel at potentially greater cost to the Company. Substantially all of the Company's research and development efforts have been, and are expected to continue to be conducted, pursuant to contractual arrangements with universities and scientific, medical and public health consultants and investigators.

Factors That May Affect Future Results

The Market May Not Accept Our Smokeless Tobacco Products

      Substantially all of our revenues in 1999, 2000 and 2001 were derived from sales of ST's four brands of discount cigarettes. The other portion of our revenue stream was generated by the sales of StarCured(TM) processed leaf tobacco and through the sale of smokeless tobacco products that were introduced in the fall of 2001. The U.S. cigarette business has been contracting in recent years and the market for smokeless products is much smaller than the market for smoked tobacco products. The Company has previously announced its plan to concentrate its efforts on its low-TSNA smokeless tobacco products. If the Company is not successful in its efforts to offer low-TSNA smokeless tobacco products as adult alternatives to cigarettes, we may not have sufficient sales of other products to offset these effects, which would adversely affect our sales volumes, operating income and cash flows.

      While we produced and test marketed our three very low-TSNA smokeless tobacco products, Stonewall(TM) moist and dry snuffs and ARIVA(TM), and have been encouraged by the initial results, ultimately these products may not be accepted in the national marketplace. Adult tobacco users may decide not to purchase our products due to taste or other preferences or due to the extensive health warnings contained on the packaging for the Company's products.

We Are Dependent on the Domestic Tobacco Business

      All of our revenue in 1999, 2000 and 2001 was derived from sales in the United States. The U.S. cigarette business has been contracting in recent years and the market for smokeless products is much smaller than the market for smoked tobacco products. If the U.S. cigarette market continues to contract, we may not have significant tobacco sales abroad to offset these effects. This trend could adversely affect our sales volumes, operating income and cash flows.

Competition From Other Cigarette Makers Could Adversely Affect Us

      The tobacco industry is highly competitive. Our primary competition for conventional cigarettes is from the "major" cigarette manufacturers, each of which has substantially greater financial and operating resources than we do. We continue to encounter significant competition from several other smaller U.S. manufacturers of cigarettes, as well as importers of cigarettes manufactured in foreign countries. Many of these manufacturers and importers have substantially greater financial, manufacturing, marketing and other resources than we do. Our smokeless tobacco products Stonewall(TM) moist and dry snuffs compete with major smokeless manufacturers. Those companies generally have substantially greater financial and operating resources than we do. Also, these companies have a more established presence in the smokeless tobacco industry than we do. Our ARIVA(TM) compressed powdered tobacco cigalett(TM) pieces compete with the major cigarette manufacturers and, to a lesser extent, with manufacturers of smokeless tobacco products. Approximately 85% of all flue-cured tobacco grown in the U.S. in 2001 was cured in a manner to reduce the levels of TSNAs. Further, the USDA has announced that it will not provide full price supports for flue-cured tobacco that is not cured in a manner to reduce or limit the levels of TSNAs in the cured tobacco. At least one other tobacco company has begun to incorporate low-TSNA tobacco into its cigarettes products and others have begun to purchase low-TSNA tobacco and are expected to incorporate that tobacco in their products. Additionally, our competitors may also develop other less toxic tobacco products that can compete with our very low-TSNA products.

The Tobacco Industry Is Subject to Substantial and Increasing Regulation and Taxation

      Various federal, state and local laws limit the advertising, sale and use of cigarettes and smokeless tobacco products, and these laws have proliferated in recent years. If this trend continues, it may have material and adverse effects on our sales volumes, operating income and cash flows. In addition, cigarettes and smokeless tobacco products are subject to substantial and increasing excise taxes. The federal excise tax on cigarettes rose from $.34 per pack in 2000 to $.39 per pack in 2002. The Federal Excise Tax on smokeless tobacco products is substantially lower ($0.585 per pound). A number of states have recently considered an increase in state excise taxes on smokeless tobacco products. While several states have no excise tax on smokeless products, tax rates in other states vary considerably. For example, the states of Alabama and North Dakota tax smokeless products at a rate of 3/4 of 1 cent per ounce and 16 cents per ounce, respectively, while the states of North Carolina and Oregon impose an excise tax of 2% and 65% of wholesale cost, respectively. Present state excise taxes for cigarettes range from $.025 per pack in Virginia to $1.11 per pack in New York. Increased excise taxes may result in declines in overall sales volume. This result could adversely affect our operating income and cash flows.

      We currently have licenses from the BATF to manufacture cigarettes and smokeless tobacco products. To the extent that we are unable to maintain our current licenses or to obtain any additional licenses required by the BATF, this could materially and adversely affect our operations.

      In 1996, the FDA promulgated regulations governing the sale and advertising of tobacco products. These regulations were designed primarily to discourage the sale to, and consumption by, adolescents and children. The authority of the FDA to promulgate such regulations was challenged in the federal courts. On March 21, 2000, the United States Supreme Court in a five to four decision held that the Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Given the decision by the Supreme Court it is unclear whether the 107th Congress will act to grant such authority to the FDA, although legislation that would create such authority has been introduced in Congress.

We Have Substantial Obligations Under State Laws Adopted Under the Master Settlement Agreement

      Absent a successful legal challenge to the MSA and/or statutes passed by various states in connection with the Master Settlement Agreement entered into in 1998 between the major tobacco companies and 46 states, or an agreement with NAAG with respect to the funding of the required escrow amount in April of each year, beginning April 2000, we have a purported obligation to place in escrow accounts an amount equal to $1.88 per carton for 1999, $2.09 in 2000, $2.72 in 2001-2002, $3.35 in 2003-2006 and $3.77 thereafter, for sales of cigarettes occurring in the prior year in each such state after the effective date of each state specific statute. An inflation adjustment is also added to these deposits at the higher of 3% or the Consumer Price Index each year. The failure to place such required amounts into escrow could result in severe penalties to us and potential restrictions on our ability to sell tobacco products within particular states. Because of this purported escrow requirement, a substantial portion of our net income from operations will be unavailable for our use and the amount required to be placed in escrow for each carton sold may exceed the net cash flow generated by each carton sold. This will adversely affect our ability to apply the capital generated from our present cigarette sales toward the further scientific development of less toxic and potentially less hazardous tobacco products and the growth of our business. In addition, the escrow obligations will impede our ability to distribute dividends to our stockholders. The Company, under protest, initially placed approximately $11.6 million into escrow in April 2000. It is anticipated that after funding its escrow accounts for 2001 sales the Company will have deposited, under protest, a total of approximately $32 million into escrow.

      We have tried to mitigate the costs of the MSA by focusing our field sales force and seeking to increase market share in states that were not participants in the MSA, among other approaches, to lessen the harmful effects of what we believe to be an unconstitutional compact that impermissibly regulates interstate commerce. Once ST sells product to independent distributors it is not in a position to monitor subsequent sales by such entities and it does not do so. However, certain of the Attorneys General in MSA States and NAAG have taken the position that the Company is responsible to escrow funds for any sales in MSA States whether made by ST directly or by a third party to whom ST has sold product. In response to demands made by certain Attorneys General, the Company has made upward adjustments, under protest, to its escrow accounts. It is anticipated that further demands by MSA states will require additional adjustments to the MSA Escrow Account. While we do not anticipate any modification to the MSA, any such modification could increase our escrow payment obligations, which could enhance the adverse effects of the MSA on our business.

Our Current Supply Contracts and Other Contracts with B&W May Not Be Extended

      Under the April 25, 2001 Agreements, B&W will purchase at least 15 million pounds of StarCured(TM) tobacco annually through 2003 and has the right to purchase additional tobacco in later years. In 1999, 2000, and 2001, B&W purchased approximately 3.5 million, 19 million and 19 million pounds, respectively, of StarCured(TM) tobacco. If B&W were to stop purchasing our tobacco that has been cured using the StarCured(TM) tobacco curing process, it could materially and adversely affect our sales volumes, operating income and cash flows. Additionally, we currently have other business relationships with B&W. B&W has: (1) loaned us a total of $29 million, which was primarily used to purchase specially manufactured curing barns, (2) entered into licensing and royalty agreements relating to the sales of Advance(R), the purchase of StarCured(TM) tobacco and other low-TSNA tobacco, and the manufacture and sales of ARIVA(TM), (3) agreed to manufacture cigarettes for us and (4) agreed to supply tobacco to us. The termination of any of these agreements could materially and adversely affect our business operations.

Lawsuits May Affect Our Profitability; We Have Limited Insurance Coverage

      We are not, nor have we ever been, named as a defendant in any legal proceedings involving claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of our tobacco products. While we believe that the risk of being named a defendant in such a lawsuit is relatively low, we may be named as a defendant in the future as there has been a noteworthy increase in the number of these cases pending. Punitive damages, often in amounts ranging into the hundreds of millions, or even billions of dollars, are specifically pleaded in a number of these cases in addition to compensatory and other damages. We maintain product liability insurance which is limited to any claims that tobacco products manufactured by or for us contain any foreign object. Such insurance does not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that such insurance currently can be obtained. Accordingly, our inclusion in any of these actions or any future action could have a material and adverse effect on our financial condition. In addition, we recently embarked on the test market and distribution of new smokeless tobacco products. To the extent the sale and distribution of such products results in any health-related claims, such claims could have a material and adverse effect on our financial condition.

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

      Patent positions are uncertain and involve complex legal and factual questions for which important legal principles are unresolved. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If patents are issued to other companies that contain competitive or conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. Such licensing agreements, if required, may be unavailable on acceptable terms or at all. If such licenses are not obtained, we could be delayed in or prevented from pursuing the development or commercialization of our products.

      Litigation, which could result in substantial cost, may also be necessary to enforce any patents to which we have rights, or to determine the scope, validity and unenforceability of other parties' proprietary rights which may affect our rights. There are always risks in any litigation. U.S. patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. We may also have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of an invention, which could result in substantial cost. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material and adverse effect on our business and prospects. See the discussion of the R.J. Reynolds litigation in "Legal Proceedings".

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

We Depend On Key Personnel

      We depend upon the continued services of our senior management team for our continued success. The loss of any one of the Company's Chief Executive Officer, Jonnie R. Williams, the Company's Chairman, President and Chief Operating Officer, Paul L. Perito, the Vice President of Sales and Marketing, David M. Dean, the Company's Chief Financial Officer, Christopher G. Miller or the Company's General Counsel, Robert E. Pokusa, could have a serious negative impact upon our business and operating results. To minimize the present risk of the loss any one of these senior executives, the Company has hired additional senior management and continues to search for other senior executives who will be able to share some of the responsibilities now assumed by Messrs. Williams, Perito, Miller, Dean or Pokusa.

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

Management and Significant Stockholders Can Exercise Influence over the Company

      Based upon stock ownership as of December 31, 2001, our executive officers, directors and their associates, own an aggregate of approximately 75% of our outstanding shares. As a result, these persons acting together may have the ability to control matters submitted to our stockholders for approval and to control the management and affairs of the Company. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, impede a merger, consolidation, or takeover or other business combination, or discourage a potential acquirer from attempting to obtain control. This concentration of control could also have a negative effect on the market price of our shares.

Our Research & Development Efforts May Not Result in Commercially Viable Product

      We continue to allocate significant resources towards research and development, including for the development of new smokeless tobacco products and a commercially viable application of the StarCured(TM) technology to burley tobacco. In 2001, 2000 and 1999, the Company spent approximately $4.1 million, $1.7 million, and $0.5 million, respectively, on its research and development activities. Our continuing research and development efforts may not result in new products reaching the market, or in any improvements to our current products. This could occur for a number of reasons, including if potential new products:

      .     fail to receive any necessary regulatory approvals on a timely basis or at all;
      .     are precluded from commercialization by proprietary rights of third parties; or
      .     are uneconomical or fail to achieve market acceptance.

Failure to develop new products or to improve our current products could materially adversely affect our net sales, operating income and cash flows.

If We Require Additional Funding, and Are Unable to Raise Necessary Funds on Acceptable Terms, it Will Be Difficult to Implement Our Growth Strategy

      As described further in "Liquidity and Capital Resources," we believe that our existing working capital together with earnings from our operations and additional sale/leaseback transactions will be sufficient to meet our liquidity and capital requirements in the foreseeable future. However, our need to raise additional funds to meet our working capital and capital requirements will depend upon numerous factors, including the results of our marketing and sales activities, any escrow obligations under the MSA, the success of our new product development efforts, and other factors described under "Factors That May Affect Future Results."

      If we do require additional funds, we are not sure we will be able to raise sufficient funds on acceptable terms or at all. Failure to raise sufficient funds could affect our ability to meet our debt service and other obligations and would affect our ability to carry out our growth strategy. This could materially adversely affect our ability to pursue our growth strategy.

Item 2. Properties

      The Company's executive, marketing, sales and administrative offices are located in Chester, Virginia. The Company has approximately six years remaining on an eight-year lease for a 45,000 square foot warehouse facility, including 7,000 square feet of office space. The warehouse space is used for storing and shipping tobacco products.

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

      The Company's cigarette and Stonewall(TM) moist snuff manufacturing facilities are located in Petersburg, Virginia. The Company owns its Petersburg facilities, which consist of a 50,000 square foot, four-story manufacturing building and an adjacent 6,000 square foot, single-story office building. The Company leases a 10,000 square foot warehouse in Petersburg, Virginia, about one mile from its manufacturing facilities, pursuant to a month-to-month lease.

      The Company leases seven acres of land and an approximately 100,000 square foot building thereon in Chase City, Virginia, which is used in processing tobacco utilizing the Company's StarCured(TM) tobacco curing method and for manufacturing ARIVA(TM) and Stonewall(TM) dry snuff. During 2000, this facility was expanded from approximately 50,000 square feet to its current size by completing a construction project which cost approximately $500,000. The Company has approximately eight years remaining on a ten-year lease for the Chase City property, which covers the expanded facility, and it has an option to purchase the property at any time during the term of the lease.

      The Company considers its facilities adequate for the purposes for which they are used. However, the Company is currently planning on relocating its Chase City manufacturing operation to a site adjacent to the existing Chase City facility in order to be in a position to expand its manufacturing capacity for ARIVA(TM).

Item 3. Legal Proceedings

      After almost two years of negotiations with the National Association of Attorneys General, the Company concluded that NAAG had little interest in working with Star to come to a reasonable solution under which the Company could become a participant in the Master Settlement Agreement. Accordingly, on December 15, 2000, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia requesting that the court declare both the MSA and Virginia's Qualifying Statute unconstitutional and, therefore, invalid. The Company's complaint challenges the MSA on the grounds that it violates the Interstate Compact Clause and the Commerce Clause of the Constitution of the United States. It challenges the Virginia Qualifying Statute on the grounds that it violates the Equal Protection, Due Process, Takings and Commerce Clauses of the Constitution. Neither Virginia Attorney General Kilgore nor any other state attorney general has ever charged the Company with the tortious and unlawful conduct asserted against other cigarette manufacturers in lawsuits by various states which led to the execution of the MSA. Despite the absence of any claim against the Company, which is focused primarily on producing less toxic and potentially less hazardous tobacco and tobacco products, the MSA and the Virginia Qualifying Statute impose a severe burden on its research and development activities.

      On March 12, 2001, the District Court heard oral argument on the Commonwealth's Motion to Dismiss, after both sides exchanged briefs on all of the constitutional and related issues. On March 26, 2001, the District Court dismissed the Company's complaint, but in its opinion, the District Court did note that Star "must now suffer as a result of the bad faith of previous market entrants." The Court further noted that Star "has never been accused of the fraudulent, collusive and intentionally dishonest activities of the Big Four," "was not even in existence during the bulk of the time that these activities were occurring," and has taken "every step to provide complete disclosure about the harmful nature of its products." The District Court also stated that the "financial burden on Star Scientific and others like it may hamper efforts to develop new tobacco technologies." The Company promptly appealed the District Court's ruling.

      On January 22, 2001, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court and later denied the Company's request for rehearing. The Company plans to file a petition for certiorari with the Supreme Court asking the Court to review the case, given its continuing belief that the MSA and the Virginia Qualifying Statute are constitutionally flawed.

      On June 12, 2001, Star filed a second lawsuit challenging the MSA and Indiana's Qualifying Statute in the United States District Court for the Southern District of Indiana, which suit raised claims similar to those in the complaint in the Commonwealth of Virginia. The Indiana lawsuit also raised the contention that Star is not subject to any escrow obligation in Indiana because it has no substantial nexus to the state, and Star moved for a preliminary injunction on this issue. On August 20, 2001, the District Court issued a ruling denying the motion for preliminary injunction and dismissing the substantial nexus claim. At the same time, the court deferred ruling on the remainder of the claims pending further development of the record and a ruling by the U.S. Court of Appeals for the Fourth Circuit in the Company's challenge to the MSA and the Virginia Qualifying Statute.

      In May 2001, the Company filed a patent infringement action against R.J. Reynolds in the District Court of Maryland Southern Division to enforce the Company's rights under U.S. Patent No. 6,202,649 (`649 patent). R.J. Reynolds filed a motion to dismiss the action as well as a motion to strike certain allegations in the complaint. On November 19, 2001, the Court denied R.J. Reynolds motion to dismiss and to strike and granted the Company's motion to file a supplemented claim. The case is now proceding in the discovery phase, with a discovery deadline of September 30, 2002.

      In June 2001, R.J. Reynolds filed a complaint against the Company for declaratory judgment in the United States District Court for the Middle District of North Carolina. In that case, R.J. Reynolds sought a judgment declaring that the `649 patent has not been infringed and that the patent is invalid. The Company filed a motion to stay, dismiss or transfer the North Carolina action, given the earlier filing in the Maryland District Court. The Court on October 3, 2001 granted the Company's motion in part and the North Carolina case is now stayed.

      In July 2001, Harry Powell filed a lawsuit against the Company in San Diego County Superior Court, pursuant to California Business and Professional Code Section 17200. Plaintiff alleges that the Company failed to fully comply with California's Qualifying Statute, despite the fact that the Company deposited approximately $882,000 into escrow for sales of cigarettes in California in 2000. The Company moved to dismiss the complaint on the basis that any determination as to deposits into escrow rested with the Attorney General's office. To date, the Court has taken this issue under review and has asked the Attorney General's office for its position. In response to this inquiry, the Attorney General's office indicated that it does not intend to intervene in the case and that if it turns out that it has any dispute with the Company over its escrow obligation it would raise this with the Company and give it a reasonable opportunity to make any additional deposit required, before taking any action against it. Based on the response from the Attorney General's office, the Company is moving to dismiss the action or stay the case.

      Since the introduction of ARIVA(TM), two petitions have been filed with the FDA seeking to have ARIVA(TM) regulated as a drug product and/or as a food. Because ARIVA(TM) is a smokeless tobacco product that is intended to provide tobacco satisfaction, the Company believes the FDA lacks any authority to regulate ARIVA(TM) based on the March 21, 2000 decision of the Supreme Court in FDA v. Brown & Williamson Tobacco Corp., 529 U.S. 120 (2000). Star has advised the FDA that it believes the petitions are without merit and that its legal team will be filing responses in a timely fashion.

      The Company is not involved in any other material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      Until March 21, 2000, the Common Stock of the Company was traded in the over-the-counter market and was quoted on the OTC Bulletin Board under the symbol "STSI." On March 21, 2000, the Common Stock of the Company commenced trading on the NASDAQ National Market System under the symbol "STSI." Set forth below are (a) the high and low bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for each full quarterly period during 2001 through March 20, 2002, as reported by the National Quotation Bureau and (b) the high and low sales prices from March 21, 2001 and for each quarterly period thereafter, as reported by NASDAQ. From time to time, during the periods indicated, trading activity in the Company's stock was infrequent. As of March 1, 2002, there were approximately 871 record holders of the Company's Common Stock.

2001                                                            High       Low
----                                                           ------     ------
First Quarter ............................................     $2.438     $1.438
Second Quarter ...........................................     $3.250     $1.188
Third Quarter ............................................     $2.900     $1.920
Fourth Quarter ...........................................     $3.650     $2.500

2000                                                            High       Low
----                                                           ------     ------
First Quarter ............................................     $7.500     $5.625
Second Quarter ...........................................     $6.750     $3.375
Third Quarter ............................................     $5.000     $3.750
Fourth Quarter ...........................................     $4.063     $2.031

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

Unregistered Option Grants.

      In 2001, Star granted its directors, officers, employees and consultants (the "Purchaser Class") options to purchase Star's Common Stock as described below. All options described below were granted under the Star Scientific, Inc. 1998 Stock Option Plan or the Star Scientific, Inc. 2000 Equity Incentive Plan. On each of the dates set forth below, the options described were offered to one member of the Purchaser Class in a private offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

       Date of Grant               Exercise Price            Options Granted
                                     (per share)
--------------------------------------------------------------------------------
        03/15/2001                     $1.8125                   250,000
        03/30/2001                     $1.4688                    50,000
        04/13/2001                       $1.30                    50,000
        06/08/2001                       $2.63                    25,000
        06/09/2001                       $2.41                    25,000
        07/09/2001                       $2.51                    22,500
        07/27/2001                       $2.65                    37,736
        08/31/2001                       $2.21                    25,000
        10/12/2001                       $2.60                   100,000
        11/01/2001                       $3.31                    10,000
        11/19/2001                       $2.90                    25,000
        11/20/2001                       $3.26                    25,000
        11/28/2001                       $3.02                    50,000
        12/26/2001                       $2.78                    25,000

Item 6. Selected Financial Data

      The selected consolidated financial data of the Company for and as of the end of each of the periods indicated in the five-year period ended December 31, 2001 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements of the Company, including the notes to those consolidated financial statements contained elsewhere in this report.

                                                                                 Year Ended December 31,
                                                               -----------------------------------------------------------
                                                                2001         2000         1999         1998          1997
                                                               ------       ------       ------       ------        ------
                                                                         (In thousands, except per share data)
Statement of Operations Data:
   Net Sales ...........................................     $174,783     $223,051     $ 99,325     $ 19,445      $ 20,764
   Cost of goods sold (excludes federal excise tax)  ...       79,548       93,952       31,879        7,669        10,033
   Gross Profit ........................................       36,413       45,508       33,625        2,938         2,920
   Operating income (loss) .............................        4,564       17,648       16,937       (2,812)       (1,752)
   Net income (loss) ...................................        3,025       10,041       11,515       (4,196)       (1,986)
   Basic income (loss) per share .......................         0.05         0.17         0.32        (0.51)        (0.58)
   Diluted income (loss) per share .....................         0.05         0.17         0.23        (0.51)        (0.58)
   Weighted average shares outstanding .................       59,742       59,008       36,207        8,327         3,435

                                                                                 Year Ended December 31,
                                                               -----------------------------------------------------------
                                                                2001         2000         1999         1998          1997
                                                               ------       ------       ------       ------        ------
                                                                         (In thousands, except per share data)
Balance Sheet Data:
   Cash and cash equivalents ...........................        3,085       16,747       17,205          103            11
   Property, plant & equipment .........................       21,577       27,401       10,974        1,704         2,416
   MSA escrow funds ....................................       28,444       11,605           --           --            --
   Total assets ........................................       79,339       69,467       38,709        4,435         4,120
   Long-term obligations ...............................       29,818       13,272        7,505          612         1,099
   Stockholders' equity (deficit) ......................       28,524       25,276       12,319         (639)       (1,742)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

      The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. See "Factors That May Affect Future Results" and "Note on Forward-Looking Statements."

Critical Accounting Policies

      Accounting principles generally accepted in the United States of America require estimates and assumptions to be made that affect the reported amounts in the Company's consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding the business operations, financial condition and results of operations of the Company.

Revenue Recognition

      Revenue is recognized when tobacco products are delivered to customers and title passes. The Company also records appropriate provisions for uncollectible accounts and credits for returns. In connection with its leaf segment the company sells low-TSNA StarCured(TM) tobacco at a price approximately equal to its purchase price. The Company is the primary obligor to the farmers from whom the tobacco is purchased and has general inventory risk. Due to these factors, and others, the Company records tobacco leaf sales at gross amounts. Royalty revenues are recognized when earned.

MSA Escrow Fund

      Cash deposits restricted pursuant to the MSA are reflected as a non-current asset in the Company's consolidated financial statements. All interest earned on this account is unrestricted and reflected in current earnings.

Results of Operations--Fiscal 2001 Compared to Fiscal 2000

      During 2001, the Company's net sales decreased to $174.8 million, reflecting a decrease of $48.3 million, or 22% from 2000 net sales. Net sales in 2001 included $34.4 million in very low-TSNA StarCured(TM) tobacco sold to B&W, delivered in the third and fourth quarters of 2001, which compares to a total of $46.2 million in third and fourth quarter sales in 2000. Additionally, the Company received $1.5 million of non-cash royalty during the third and fourth quarters of 2001 from B&W for purchases of low-TSNA tobacco which was not StarCured(TM) tobacco. This royalty was applied to reduce long-term loans which B&W has provided to the Company. Once the debt to B&W has been reduced to zero, the royalty payments shall be made in cash.

      Other than the very low-TSNA StarCured(TM) tobacco sales made to B&W and royalties paid by B&W for purchases of other low-TSNA tobacco, substantially all of the Company's revenues in 2001 were derived from sales of ST's four brands of "discount" cigarettes. ST's shipment volume during 2001 decreased approximately 31% to 3.5 billion units from 2000's shipment volume of 5.0 billion units, reflecting a continued focus by the Company to concentrate the field sales force and sales efforts in four states and to develop and launch a series of smokeless tobacco products. Increases in product pricing helped to offset reductions in net sales and gross margins created by the lower sales volume.

      During 2001, overall gross margin decreased to $36.4 million compared to $45.5 million in 2000. Higher pricing associated with sales of the Company's four brands of discount cigarettes was partially offset by increased costs due to the inclusion of 24% very low-TSNA StarCured(TM) tobacco in the discount brands and a carbon/acetate filter that reduces additional toxins found in cigarette smoke. The margins on the sales of StarCured(TM) tobacco leaf to B&W decreased substantially from $4.1 million in 2000 to $(1.1) million in 2001. This decrease was attributable to a change in focus in the April 25, 2001 Agreements with B&W from income generated on the sale of tobacco to B&W to an income stream from royalty payments on products produced using StarCured(TM) tobacco and royalty payments on the purchase of StarCured(TM) tobacco and other low-TSNA tobacco. These agreements include anticipated royalty payments on such products as Advance(R), ARIVA(TM) or a form of ARIVA(TM) to be sold by B&W's sales force, and royalties on purchases by B&W of other low-TSNA tobacco and StarCured(TM) tobacco, once Star's patent position is established. All royalties are to be paid as a credit toward reducing the amount of outstanding debt arising from B&W's loans to the Company until the debt is extinguished, at which time the royalties will be paid in cash. During 2001, B&W paid a total of $1.5 million (in the form of debt reduction) for royalties for low-TSNA tobacco other than StarCured(TM) tobacco and a minimal amount of royalties in connection with its test market of Advance(R). The price that B&W was willing to pay for StarCured(TM) tobacco under the April 25, 2001 Agreements, was, in part, dictated by the prices that competitors, such as R. J. Reynolds, were paying farmers for other low-TSNA tobacco. Under the agreements with B&W, the Company has continued to pay the farmers participating in its StarCured(TM) program a premium for producing StarCured(TM) tobacco, consistent with its prior commitment to the farming community. Also, as noted above (Item 3 Legal Proceedings) the Company has filed a patent infringement action against R.J. Reynolds in connection with its program to acquire other low-TSNA tobacco.

      As a percent of sales, the Company's gross margins from overall operations increased from 20.4% in 2000 to 20.8% in 2001. This reflects increased margins for the sales of discount cigarettes in spite of the loss from processing StarCured(TM) tobacco. ST's four discount cigarette brands experienced a decrease in excise taxes paid as a percentage of cigarette net sales from 47.3% in 2000 to 42.2% in 2001. Further, operating income was affected by the expansion of ST's discount cigarette market in Florida, Minnesota, Mississippi, and Texas, which benefited from the expansion of its sales force during 2001, as well as marketing and incentive programs at the wholesale/distributor level to achieve increased market penetration. Depreciation costs were $2.9 million in 2001 compared to $2.2 million in 2000, primarily related to the Company's tobacco curing barns. This depreciation cost is a cost of sales of the StarCured(TM) tobacco. R&D, product development, legal and consulting expenses for medical, health, compliance, communications, and technical advice associated with the Company's growth and new product launches also contributed to the Company's lowered profit margin, as did litigation costs associated with the Company's challenge to the MSA and its patent infringement suit against R.J. Reynolds.

      Marketing and distribution expenses totaled $11.7 million in 2001 compared to $13.0 million for 2000, a decrease of $1.3 million, which is in line with the decreased sales volume and, in part, reflects salary and incentive compensation payments to sales personnel. The Company's anticipates marketing and distribution expenses to grow significantly during 2002 as the Company's focuses on the expansion of its new low-TSNA smokeless products.

      General and administrative expenses for 2001 totaled $16.1 million compared to $13.2 million for 2000, an increase of $2.9 million primarily attributable to additions to the Company's management team and legal and consulting costs associated with the Company's fulfillment of its compliance obligations as a publicly-held company, pursuance of its legal and public health strategies in the legislative, regulatory and executive agency arenas, its technical recruitment efforts and increased scientific consulting connected with its new product initiatives.

      Research and development expenses were $4.1 million in 2001 versus $1.7 million in 2000 and were specifically related to the continued development of the Company's low-TSNA reduction technology as well as the development of the three smokeless products introduced into the market during 2001, i.e. Stonewall(TM) moist and dry snuffs and ARIVA(TM). These expenses consisted primarily of costs incurred by the Company for consulting services, salaries, professional fees and expenses in connection with the Company's continuing research and development programs.

      Income tax expense was $2.0 million in 2001 versus $7.0 million in 2000, which reflects the lower pre-tax income during 2001. The Company paid a tax rate of 39.6% during 2001, versus 41.1% during 2000.

      Higher net interest income in 2001 of $0.5 million compared to a loss of $0.6 million during 2000 was the result of decreased interest expense from the credit facility with B&W, and interest income generated by the Company's deposit into the MSA escrow fund.

      Net income of $3.0 million for 2001 compares with $10.0 million for 2000, a decrease of $7.0 million. In 2001 and 2000, the Company had basic and diluted earnings per share of $0.05 and $0.17, respectively. In 2001, basic and diluted weighted average shares outstanding were 59,741,600 and 60,392,426, respectively, versus 59,008,127 and 60,645,061, respectively, for 2000.

Results of Operations--Fiscal 2000 Compared to Fiscal 1999

      During 2000, the Company's net sales increased to $223.1 million, reflecting an increase of $123.7 million, or 125% over 1999 net sales. Net sales in 2000 included $46.2 million in very low-TSNA tobacco sold to B&W, delivered primarily in the third and fourth quarters of 2000, which compares to a total of $9.8 million in fourth quarter sales in 1999. The Company did not have any leaf sales in the third quarter of 1999.

      Other than the very low-TSNA tobacco sales made to B&W, substantially all of the Company's other revenues in 2000 were derived from sales of ST's four brands of "discount" cigarettes. ST's shipment volume during 2000 increased approximately 79% to 5.0 billion units over 1999's shipment volume of 2.8 billion units, reflecting a continued upswing in sales of the ST's cigarettes as a result of growing the customer base, including the addition of several major retail chains and a concentration of the field sales force in four states. Slight increases in product pricing also contributed to higher net sales.

      During 2000, gross margin increased to $45.5 million compared to $33.6 million in 1999. As a percent of sales, however, the Company's gross margins from our overall operations decreased from 33.8% in 1999 to 20.4% in 2000. Specifically, ST's four discount cigarette brands experienced an increase in excise taxes (from $12 per 1,000 cigarettes in 1999 to $17 per 1,000 cigarettes in 2000), resulting in an increase in excise taxes paid as a percentage of cigarette net sales from 34.1% in 1999 to 37.5% of cigarette net sales in 2000. Further, operating income was affected by the expansion of ST's discount cigarette market, which required the addition of a sales force in early 2000, as well as marketing and incentive programs at the wholesale/distributor level to achieve increased market penetration. Depreciation costs were $2.2 million in 2000 compared to $0.7 million in 1999, reflecting the increase in the number of barns and the amount of tobacco processed. Finally, R&D, product development, legal and consulting expenses for specific medical, health, compliance, communications, and technical advice associated with the Company's growth and new product launches also contributed to the Company's lowered profit margin.

      Marketing and distribution expenses totaled $13.0 million for 2000, an increase of $6.7 million over 1999, which is in line with the increased sales volume and, in part, reflects salary and incentive compensation payments to sales personnel. The Company's marketing and distribution expenses are expected to grow significantly during 2001 as the Company expands its commercialization capabilities.

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

Liquidity and Capital Resources

      Accounts receivable and accounts payable throughout 2001 were current and the Company has normal industry terms with all of its suppliers. In 2001, cash used in investing activities exceeded cash generated by operating and financing activities. In 2001, $0.4 million of cash was provided by operating activities compared to $13.1 million of cash provided in 2000. The decrease in cash provided by operating activities was primarily due to the Company's decrease in gross margin. In 2001, $5.8 million of cash was provided by financing activities versus $17.4 million of cash in 2000, generated by proceeds from notes issued to B&W. Cash used in investment activities decreased to $3.0 million in 2001 from $19.4 million in 2000 due to the fact that the Company had acquired a total of 1,125 curing barns by the end of 2000 and no further purchases were required in 2001 to meet the Company's needs for StarCured(TM) tobacco.

      During 2001, the Company incurred a net $(1.0) million in capital expenditures, compared to $18.6 million in 2000. Approximately $0.5 million of capital expenditures during 2001 were focused on leasehold improvements at the Chase City, Virginia, tobacco processing facility in connection with the installation of the ARIVA(TM) manufacturing line but were offset by the sale/leaseback arrangements for certain of the Company's tobacco curing barns. The higher capital expenditures during 2000 were principally related to the StarCured(TM) tobacco barn production program with Powell. Star does not anticipate purchasing any additional barns from Powell in 2002 because the Company continues to have sufficient barns in place to process approximately 20 million pounds of StarCured(TM) flue-cured tobacco, which will meet the Company's needs for this growing season.

      As part of the April 25, 2001 Agreements, Star and B&W restructured approximately $29 million in debt (including approximately $16 million in short-term debt) into long-term, non-interest bearing debt with a five-year repayment schedule beginning January 2005. The debt is secured by tobacco leaf inventory, the tobacco curing barns, and a first priority security interest in the Company's intellectual property. Star and ST have guaranteed payment of the other's obligations. Once the outstanding loan balance is reduced to $10 million, the collateral, except for the Star and ST guarantees, will be released by B&W.

      Under the April 25, 2001 Agreements, B&W will purchase at least 15 million pounds of very low-TSNA StarCured(TM) tobacco during the 2002 and 2003 growing seasons, with the right to continue to purchase additional StarCured(TM) tobacco after the initial three-year period. B&W will purchase additional very low-TSNA StarCured(TM) tobacco from Star during each of the next two growing seasons, which Star will have the right, but not the obligation, to repurchase under existing terms for its own needs at a price which will compensate B&W for its costs. For the next two years, farmers who grow and process StarCured(TM) tobacco will receive a $0.10 per pound premium over the B&W contract pricing schedule for flue-cured tobacco. As a result of agreeing to pay a premium to the StarCured(TM) farmers, Star anticipates negative profit margins for its leaf tobacco sales to B&W during the 2002 and 2003 growing seasons similar to the margins experienced during the 2001 growing season.

      If B&W requires additional StarCured(TM) tobacco that Star cannot supply due to capacity constraints, B&W may purchase StarCured(TM) tobacco curing barns for its own use and, in that event, B&W will pay Star a royalty of $0.15 per pound for the StarCured(TM) tobacco that is not otherwise subject to a royalty or used in products for which B&W pays Star a product royalty. If such tobacco is subject to a royalty or used in products for which a product royalty is paid, then B&W will pay to Star the higher of $0.15 per pound or the existing royalty for the StarCured(TM) tobacco.

      At the end of three years, Star and B&W will negotiate in good faith for the purchase of StarCured(TM) tobacco by B&W. If B&W does not purchase at least 15 million pounds of StarCured(TM) tobacco in the later years, then for each pound purchased below 15 million pounds Star Scientific will receive an $0.80 per pound reduction of its outstanding debt obligations, up to a total reduction of $12 million on a cumulative basis.

      Additionally, under the April 25, 2001 Agreements, B&W has the exclusive right, subject only to Star's own rights to distribute its own cigalett(TM) product, to purchase and sell a new, smokeless hard snuff tobacco (cigalett(TM)) product. If B&W determines the market test of the cigalett(TM) product is successful, B&W will forgive one-half of the debt outstanding from Star Scientific under the restructured loan agreement. If after the completion of the test marketing program, B&W sells the cigalett(TM) product in retail locations in at least 15 states, then B&W will forgive all of the debt obligations of Star.

      In 2001, Star sold 91 curing barns to Golden Leaf Tobacco Company, Inc. for $1.85 million as part of a sale and licensing arrangement. The $1.85 million in proceeds were used to reduce long-term debt owed to B&W because the barns were held as collateral for these loans. Under the license agreement, Golden Leaf is obligated to pay royalties on StarCured(TM) tobacco and other low-TSNA tobacco it uses once the Company begins to receive royalties from tobacco companies other than B&W.

      Beginning in August, 2001, Star entered into a series of sale/leaseback transactions involving the sale of approximately 400 barns for approximately $10.8 million in net proceeds through December 2001. In order to obtain the release the collateral from B&W, the Company agreed that for every dollar raised in sale/leaseback transactions, the Company would pay 4/14ths of the proceeds to B&W as a reduction of long-term debt. The Company anticipates additional sale/leaseback transactions will close during 2002 for estimated proceeds of $5,000,000, which will be subject to the 4/14ths pay-down of debt. Star also anticipates converting an existing operating lease agreement into a capital lease which would free up a $1.268 million security deposit.

      The sale and licensing agreement with Golden Leaf, the sale/leaseback transactions described above, and royalty payments during 2001 of $1.5 million resulted in reductions in the Company's long-term loans to B&W from approximately $29 million in December 2000 to $23.7 million at year-end.

      The Company, through ST, has an available $7.5 million line of credit with a working capital lender, which expires January 2005. This line of credit is collateralized by accounts receivable and other assets from its cigarette business. On both December 31, 2001 and December 31, 2000, the Company had no borrowings under this line of credit.

     Under the Master Settlement Agreement and the model `level playing field' statutes enacted by each of the settling states, absent a successful legal challenge to the state specific statutes or an agreement with the NAAG with respect to the funding of the required escrow accounts, the Company is purportedly obligated to place an amount equal to $1.88 per carton for 1999, $2.09 in 2000, $2.72 in 2001-2002, $3.35 in 2003-2006 and $3.77 thereafter, in escrow for sales of cigarettes occurring in each MSA state after the effective date of each state specific statute. An inflation adjustment is also added to these deposits at the higher of 3% or the Consumer Price Index each year. Such escrowed funds will be used to pay judgments in tobacco-related litigation or settlements, if any, and if not so used returned to the Company after 25 years. On April 14, 2000, under protest, the Company placed into escrow approximately $11.6 million for sales made in 1999. On April 14, 2001, under protest, the Company placed into escrow approximately $13.1 million for sales made in 2000. In response to demands made by certain Attorneys General, the Company under protest made additional deposits of approximately $300,000, $1.3 million, $1.8 million, and $400,000 respectively, to its escrow account in the last three quarters of 2001 and the first quarter of 2002. The Company anticipates that there may be further adjustments to its escrow deposits for 1999 and 2000 sales. The Company also anticipates that with payments for year 2001 sales, which must be deposited by April 15, 2002, the escrow fund immediately after that funding will total approximately $32 million. The funds placed in escrow will continue to be an asset of the Company and the Company will receive the interest income generated by the escrow deposit. However, these escrow obligations will significantly impede the Company's ability to apply the capital generated from its cigarette sales as it sees fit and the amount required to be placed in escrow for each carton sold may exceed the net cash flow generated by each carton sold. Based on Star's projected sales for future years, the Company will have to pay significant sums into these escrow accounts to meet the Master Settlement Agreement requirements. The Company has attempted to mitigate these MSA payments by, among other things, focusing its efforts on increasing market share in states in which it does not have purported obligations to make payments into escrow under state qualifying statutes enacted pursuant to the MSA, and on sales of smokeless tobacco products for which MSA payments are not required.

      On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would be receiving a grant of $300,000 to assist Mecklenburg County in the acquisition of the Company's new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. Furthermore, the Company is eligible for a further grant of $500,000, but does not anticipate receiving any cash from this grant until five years after the award date, at which time the Company believes it shall receive approximately $100,000 a year for five years. The Company has reason to believe that it will receive other substantial incentives, including tax rebates, employee training and property tax refunds, in connection with the expansion of its ARIVA(TM) manufacturing facilities in Chase City, Virginia.

      During 2000 and 2001, the Company focused significant amounts of R&D and capital resources in developing and bringing to test market its low-TSNA smokeless products based on the recommendations of its Scientific Advisory Board and the fact that smoked tobacco contains over 4,000 constituents, 43 of which are carcinogenic. If Star were not to be successful in achieving the market penetration and consumer acceptance for its smokeless products, primarily its compressed powdered cigalett(TM) pieces, brand named ARIVA(TM), that it anticipates, Star's sales volumes, operating income and cash flows could be materially affected. If the product launch is accomplished as envisioned, the Company is expected to achieve break-even results for the first two quarters of 2002.

      Following the recent tragedies on September 11, 2001, the Company has not experienced a disruption of its sales, orders or any other matters affecting the Company's business. Moreover, at this point in time, management does not anticipate a material adverse impact on its results of operations or financial position as a result of the tragedies.

      Assuming the successful national launch of ARIVA(TM), and consummation of additional sale/leaseback transactions during 2002, the Company believes that its existing working capital, together with anticipated earnings from its operations, will be sufficient to meet its liquidity and capital requirements in the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, any escrow obligations it may be required to comply with under the MSA, the success of the Company's new product development efforts and the other factors described under "Factors That May Affect Future Results."

Future Commitments and Funding Sources

      At December 31, 2001, the Company's contractual cash obligations, with initial or remaining terms in excess of one year, were as follows (in thousands): (a)

                                               Amount of Commitment
                                                ($) Expired By Year
                                                Ended December 31,
                                                ------------------

YEAR                        Long-Term Debt        Capital Leases        Operating     Annual Total
----                        --------------        --------------        ---------     ------------
                                                                          Leases
                                                                          ------
2002                             775,210             3,760,595           2,092,327      6,628,132
2003                                  --             3,760,595           1,881,028      5,641,623
2004                                  --             3,099,642           1,658,265      4,757,907
2005                           4,593,956               656,334           1,658,265      6,908,555
2006                           4,593,956                    --             999,039      5,592,995
Thereafter                    13,781,868                    --             674,210     14,456,078

                        -----------------------------------------------------------------------------
TOTAL                         23,744,990            11,277,166           8,963,334     43,985,490

         Less Amount Representing Interest           1,399,776
    Present Value of Minimum lease payments          9,877,390

      (a) See Notes 5 and 6 in the accompanying financial statements for additional information regarding our debt and commitments.

Effect of Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of the other intangible assets within the first interim quarter after adoption of SFAS No. 142.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002; we will adopt SFAS No. 143 effective January 1, 2003. We do not expect that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets, including discontinued operations and consequently amends APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Based on SFAS No. 121, SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and we have adopted SFAS No. 144 effective January 1, 2002. We do not expect that the adoption of SFAS No. 144 will have a material impact on our results of operations, financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that its exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

Item 8. Financial Statements

      This information is contained on F-1 through F-39 hereof and is incorporated into Part I of this report by reference.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      During the September 2001 Stockholders Meeting, the stockholders voted to eliminate the Classified Board of Directors. Thereafter, Directors serve for a one-year term and until the election and qualification of their successors, or their earlier resignation or removal. The following is the current listing of the Board of Directors, as of March 30, 2002:

      John R. Bartels, Jr. Mr. Bartels, 67, has served as a director of the Company since January 2002. Since 1988, Mr. Bartels has been a senior partner at the law firm of Bartels & Feurelsen LLP and has served as a member of the Board of Directors, and general counsel, of Florida Digital Network, Inc. Mr. Bartels also has served as special labor counsel to several corporations and local businesses. Mr. Bartels received his B.A., Magna Cum Laude, from Harvard University in 1956, and an LL.B. in 1960, graduating in the top 15% of his class. He attended the University of Munich in 1957 as a Fulbright Scholar where he was an Adenauer Scholar. His professional credits include: Adjunct Professor, Rutgers University School of Law 1969-1971; Instructor, Trial Advocacy, Pace Law School 1978-1986, Assistant U.S. Attorney, Southern District of New York, 1964-1968; Recipient, Outstanding Service Award, U.S. Department of Justice 1970; Chief, Organized Strike-Force, U.S. Department of Justice, Newark, New Jersey. In 1972 and 1973, Mr. Bartels was counsel to Governor Nelson Rockefeller, where he served as Chief Investigator on the "Hoover Commission" to investigate and recommend improvements to New York City government. Additionally, from 1972 to 1973, Mr. Bartels was the Deputy Assistant Attorney General for the U.S. Department of Justice, Criminal Division. From 1973 to 1975, he was an Administrator for the U.S. Drug Enforcement Administration and in 1974 he was a Delegate from the U.S. Delegation to the U.N. Commission of Narcotic Drugs. Mr. Bartels' professional memberships include The New York State and American Bar Associations, and he is a Fellow of the American College of Trial Lawyers. Mr. Bartels was a recipient of the Pace Law School Leadership Award in 1990 and received the Commissioner's Award from the Royal Mounted Canadian Police in 1974.

      Robert J. DeLorenzo, M.D., Ph.D., M.P.H. Dr. DeLorenzo, 54, has served as a director of the Company since February 1998 and served as Chairman of the Company's Board of Directors from February 1998 until August 2000. Dr. DeLorenzo served as the Company's Chief Executive Officer from October 1998 through November 1999. He previously served as Chairman of the Department of Neurology, and is the George B. Bliley Professor of Neurology, and Professor of Pharmacology and Toxicology and Biochemistry and Biophysics at Virginia Commonwealth University, as well as Neurologist-in-Chief of the Medical College of Virginia Hospitals and Director of the Molecular Neurobiology Laboratories at the Medical College of Virginia. Prior to 1985, Dr. DeLorenzo was on the neurology faculty at Yale University. Dr. DeLorenzo has authored over 300 original publications and has received numerous research awards including the Jacob Javits Award from the National Institutes of Health and the Jordi-Folch-Pi Award from the American Society of Neurochemistry. He serves on the editorial boards of several scientific journals and served on and chaired National Institutes of Health Study Sections. Dr. DeLorenzo holds a Ph.D. in neuropharmacology from Yale University, an M.D. from Yale University School of Medicine and an M.P.H. from the Yale School of Epidemiology and Public Health.

      Lloyd A. Jones. Mr. Jones, 48, has served as a director of the Company since November 2001. He was employed with the United States Department of Agriculture (USDA) for over 25 years and served as the State Director of the Farmers Home Administration, now known as the Rural Development Mission Area, from March 1990 to June 2001 serving three consecutive Presidential administrations. During his tenure with the USDA, Mr. Jones was responsible for managing a loan and grant portfolio in excess of $2.5 billion and directed the annual processing of $175 million Federal dollars into the Commonwealth of Virginia. These funds were instrumental in supporting economic development activities for rural Virginia such as business start-ups and expansion, essential community facilities and infrastructure development and housing. Mr. Jones is currently an independent consultant specializing in economic development with particular emphasis on business development and expansion. He is an experienced senior manager and has been recognized nationally for his management strategy and capability. Mr. Jones is a native of Mecklenburg County, Virginia and is a strong advocate of the agriculture industry. He is a 1976 graduate of Virginia State College (University) with a B.S. degree in Agriculture Business.

      Whitmore B. Kelley. Mr. Kelley, 58, has served as a director of the Company since April 2001. Mr. Kelley is the principal shareholder of Berkshire Holding Corporation, which he founded in 1967, and has served as Vice Chairman since 1990. Berkshire is a leader in the engineering and production of contamination control products for critical environments, with subsidiary operations throughout Europe and Asia. Mr. Kelley founded Ridefilm Corporation in 1990, the first simulator film studio, which is now owned by Imax Corporation. From 1998-2000, Mr. Kelley was the Vice Chairman of the Gilder Group, a publishing, consulting and conference company. From 1997-2001, Mr. Kelley served as President and Vice Chairman of the Don Johnson Company, a company that develops television and feature film products. In 1999, Mr. Kelley founded Hon Tre Partners, a company that is engaged in the high-end restaurant business, and serves as Chairman. Since 1992, Mr. Kelley has served on the Board of PJC Technologies, an advanced custom circuit board company. In 1999, he founded and is currently is Chairman Emeritus of The Special Opportunities Group, LLC, a venture capital company. Mr. Kelley serves on the Board of Directors of various corporations and nonprofit organizations in the United States, Asia and Europe.

      Martin R. Leader. Mr. Leader, 61, has served as a director of the Company since June 2000. Mr. Leader is a retired partner of the law firm of Shaw Pittman in Washington, D.C. Prior to his service at Shaw Pittman, Mr. Leader was a senior partner with the law firm of Fisher Wayland Cooper Leader & Zaragoz in Washington, D.C. from 1973 to 1999. Mr. Leader played a prominent role in the roll-up of the radio and television industries. He is a director of the Sinclair Broadcast Group, Inc. and has served on the Board of Directors of various private companies. Mr. Leader has served on the staff of the Office of Opinions and Review of the Federal Communications Commission. He is a member of the District of Columbia Bar and of the Federal Communications Bar Association. Mr. Leader attended the school of the Museum of Fine Arts, Boston and was an art teacher at Montgomery Bell Academy, Nashville, Tennessee, and graduated from Tufts University and Vanderbilt University Law School.

      Patrick M. McSweeney. Mr. McSweeney, 59, has served as a director of the Company since January 2002. He is the President of McSweeney & Crump, P.C., a Richmond, Virginia law firm. Mr. McSweeney serves on the board of directors of various private companies. From 1971 through 1973, he served in various positions at the United States Department of Justice, including Acting Assistant Attorney General in charge of the Office of Legislative Affairs and Deputy Director of the Executive Office for United States Attorneys. He also served in the Virginia state government as Executive Director of the Commission on State Governmental Management (1974-77), as counsel to the Governor's Management Study (1971-72), and as staff attorney to the Commission on Constitutional Revision
(1968). In 1992-1996, he chaired the Republican Party of Virginia. He is a graduate of the University of Virginia and the University of Richmond Law School, served as law clerk to the Honorable Albert V. Bryan, Sr., United States Circuit Judge, taught courses in political science at Virginia Commonwealth University and currently writes a weekly column on state politics for The Daily Press (Newport News, Virginia).

      Christopher G. Miller. Mr. Miller, 43, has served as a director of the Company since April 2000. He served as the Company's Acting Chief Financial Officer from April 2000 until September 2000, and as Chief Financial Officer beginning in September 2000. He is a founder and serves as Chief Executive Officer of The Special Opportunities Group, LLC. Prior to his service at The Special Opportunities Group, Mr. Miller served as Chief Financial Officer of The Gilder Group from 1998 to 1999, Founder and Chief Executive Officer of American Healthcare, Ltd. from 1994 to 1998, Founder and Chief Executive Officer of International Medical Care, Ltd. from 1992 to 1993, and Chief Financial Officer and Executive Vice President of Hospital Corporation International from 1991 to 1992. Upon his graduation from Harvard Business School, Mr. Miller was employed by Bear Stearns Companies Inc. in New York as an Associate in Investment Banking. Mr. Miller serves on the Board of Directors of XiTec, SignalQuest, Ana Mandara and Zhou Li's Marco Polo Collections. Mr. Miller graduated from the U.S. Military Academy at West Point in 1980 with a B.S. in Engineering and received an MBA from Harvard Business School in 1987.

      Paul L. Perito. Mr. Perito, 65, is the Company's Chairman, President and Chief Operating Officer. He has served as Chairman of the Company since August 2000, as a director of the Company since December 1999 and as the Company's President and Chief Operating Officer since November 1999. Mr. Perito served as the Company's Executive Vice President, General Counsel and Chief Ethics Officer from June 1999 through November 1999.

Previously, Mr. Perito was a senior partner in the law firm of Paul, Hastings, Janofsky & Walker LLP ("PHJ&W") from July 1991 until June 1999 when he became a senior counsel to the firm at the time he joined the Company. Mr. Perito resigned his position as senior counsel to PHJ&W as of March 31, 2001 after serving as National Co-Chair of the White Collar Corporate Defense Practice Group at PHJ&W since 1991, and Chair of the Litigation Department in that firm's Washington, D.C. office since 1995. Prior to his re-entry into private practice, he served as Chief Counsel and Deputy Director of the White House Special Action Office on Drug Abuse Prevention ("Drug Czar's Office") from 1971 to 1973. Mr. Perito was confirmed by the Senate for that position in March 1972. From 1970 to 1971, Mr. Perito served as Chief Counsel and Staff Director to the U.S. House of Representatives Select Committee on Crime. Immediately prior to serving the Congress, Mr. Perito was an Assistant United States Attorney in the Southern District of New York, U.S. Department of Justice from 1966 to 1970. Mr. Perito graduated from Tufts University, Magna Cum Laude and Phi Betta Kappa and from the Harvard Law School. Mr. Perito was a Rotary International Scholar at the Victoria University of Manchester in Manchester, England and in Lund University, Lund, Sweden in P.P.E. in 1960-61 before entering Harvard Law School. Mr. Perito graduated from Harvard Law School (LLB/JD), as an Edward John Noble Scholar, in 1964 and was thereafter admitted to the Bar of the Commonwealth of Massachusetts. He is also a member of the District of Columbia Bar and is admitted to practice in numerous federal District Courts, Courts of Appeal and the United States Supreme Court. Mr. Perito is the President of the Harvard Law School Association of Greater Washington and a member of the Executive Committee of the Harvard Law School Association.

      Leo S. Tonkin. Mr. Tonkin, 64, has served as a director of the Company since October 1998. He established the Washington Workshops Foundation in 1967, and has served as Founding Director since that time. Since 1999 he also has served as President and Director of Travel Seminars, Inc. He served as a member of the White House Conference on Youth in 1971, Special Assistant to the Chairman of the U.S. House of Representatives Select Committee on Crime, Legal Consultant to the U.S. House of Representatives Higher Education Subcommittee, and Executive Director of the Commissioners' Council on Higher Education in Washington, D.C. He has served as Chairman of the Board of Trustees of St. Thomas Aquinas College and as a Board member of Southeastern University and Immaculata College. He is a vice president of the London, England Federation of Youth Clubs and advisor to the Retinitis Pigmentosa Foundation in California. Mr. Tonkin is a graduate of Johns Hopkins University and received his law degree from Harvard Law School. He holds an honorary Doctor of Pedagogy degree from St. Thomas Aquinas College and the State University of New York.

      Jonnie R. Williams. Mr. Williams, 45, has served as the Company's Chief Executive Officer since November 1999. Mr. Williams was one of the original founders of ST, and served as Chief Operating Officer ("COO"), Executive Vice President ("EVP") and a Director of the Company since October 1998. On July 1, 1999, in order to concentrate upon the expanding demands of Star's sales and new product development, Mr. Williams resigned as COO and EVP to assume the primary responsibilities of Director of Product Development and Sales. Mr. Williams, a principal stockholder of the Company, is also the inventor of the StarCured(TM)tobacco curing process for reducing and/or virtually eliminating the formation of TSNAs in tobacco and tobacco smoke. Mr. Williams has been involved in venture capital start-up bio-tech companies for over a decade where he has been either a major shareholder or a co-founder of the following companies: LaserSight, LaserVision and VISX. Mr. Williams is also one of the owners of Regent Court and is a principal in Jonnie Williams Venture Capital Corp.

Executive Officers of the Company who are not Directors

      Sheldon L. Bogaz. Mr. Bogaz, 36, has served as ST's Vice President of Trade Operations since October 2000 and is responsible for managing customer relationships, developing new business, and formulating and implementing pricing and trade programs. He served as the Vice President of Sales and Trade Operations of the Company from September 1995 to October 2000. Prior to joining the Company in 1995, Mr. Bogaz served as a Commercial Lender with NationsBank from 1992 to 1995. He holds a Bachelor of Science Degree in Business Administration from Virginia Commonwealth University.

      David M. Dean. Mr. Dean, 42, has served as Vice President of Sales and Marketing of the Company since November 1999. From 1998 to October 1999, he served as a Principal of Group Insurance Concepts of Virginia, L.C., an employee benefits consulting firm and an affiliate of Northwestern Mutual. From 1984 to 1998, Mr. Dean was employed with Trigon Blue Cross/Blue Shield in Richmond, Virginia, where he held a variety of executive positions over a 14 year period, including Vice President of the Eastern Region from 1994 to 1996, Vice President of Sales from 1996 to 1997 and Vice President of Sales and Account Management for the Eastern and Western Regions from 1997 to 1998. Trigon Blue Cross/Blue Shield is the largest health insurer in Virginia. Mr. Dean is a graduate of Elon College.

      Paul H. Lamb, III. Mr. Lamb, 69, has served as President and Chief Executive Officer of ST since January 1999. From 1990 to 1994, he served as President of ST, and he has served as a director of ST since 1990. He served as a consultant to the Company from 1994 until assuming his current position in January 1999. From 1986 to 1990, Mr. Lamb founded and operated Lamb Services, Ltd., an engineering consulting firm, and from 1958 to 1986 he was employed with Brown & Williamson Tobacco Corporation where he held a variety of engineering positions. Mr. Lamb served as a director of the Southside Regional Medical Center in Petersburg, Virginia for twenty-six years. Mr. Lamb graduated from Virginia Military Institute (VMI) with a degree in civil engineering.

      Robert E. Pokusa. Mr. Pokusa, 51, has served as General Counsel of the Company since March 2001. From 1991 to March 2001, he was associated with Paul, Hastings, Janofsky & Walker LLP during which time he worked on a number of matters for the Company and concentrated his practice in the areas of complex civil litigation and administrative law. From 1980 to 1991, Mr. Pokusa was associated with the law firms of Perito, Duerk & Carlson; Finley, Kumble, Wagner, Hiney, Underburg, Manley, Meyerson & Casey; and Washington, Perito and Dubuc. Mr. Pokusa received his Bachelor of Arts Degree from Montclair State University and his law degree from The American University, Washington College of Law. He is a member of the Virginia and District of Columbia bars.

Section 16 (a) Beneficial Ownership Reporting Compliance

      Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires directors and executive officers and persons, if any, owning more than ten percent of a class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of the Company's equity and equity derivative securities. Based solely upon a review of the copies of such reports furnished to the Company, or written representations from reporting persons, the Company believes that all required persons during 2001 were in compliance.

Item 11. Executive Compensation

Summary Compensation Table

      The following table sets forth, for each individual who served as Chief Executive Officer and the other most highly compensated officers of the Company (the "Named Executive Officers"), certain information concerning compensation.

                                                                           Other Annual
                                                                           Compensation             Long Term           All Other
                                                Annual Compensation             ($)            Compensation Awards     Compensation
                                                -------------------             ---            -------------------     ------------
                                                                                            Restricted    Securities
                                                                                               Stock      Underlying
                                                Salary         Bonus                           Award        Options
Name and Principal Position             Year      ($)           ($)                            ($)(1)         (#)
---------------------------             ----      ---           ---                            ------         ---
Jonnie R. Williams                      2001   1,000,000       900,000         75,015            --               --        --
Chief Executive Officer(2)              2000   1,000,000     1,400,000        287,906            --               --        --
                                        1999   1,000,000     1,400,000             --            --               --        --

Paul L. Perito                          2001   1,000,000       900,000         31,868            --               --        --
Chairman, President and Chief           2000   1,000,000       900,000             --            --               --        --
Operating Officer(3)                    1999     350,432       250,000(4)      25,000(5)         --        1,000,000        --

David M. Dean                           2001     250,000       196,641         59,412            --               --        --
Vice President of Sales and Marketing   2000     251,500       120,229         11,334            --          350,000        --
                                        1999      49,563            --          3,436            --               --        --

Christopher G. Miller                   2001     191,077       300,000         13,525            --          250,000        --
Chief Financial Officer                 2000      32,769            --         31,500(6)         --           63,000        --
                                        1999          --            --          6,667(6)         --           38,000(6)     --

Sheldon L. Bogaz                        2001          --       241,782         21,336            --               --        --
Vice President ST                       2000          --       261,239         20,926            --          250,000        --
                                        1999          --       306,546         10,119            --               --        --

Robert E. Pokusa                        2001     273,736           500         12,072            --           50,000        --
General Counsel

(1) The Company did not award any stock appreciation rights to the executive officers or make any long-term incentive plan payouts in 2001, 2000, 1999, 1998 and 1997.

(2) Mr. Williams was appointed Chief Executive Officer in November 1999. Mr. Williams served as Director of Product Development and Sales of the Company from June 1999 to November 1999 and served as the Company's Chief Operating Officer and Executive Vice President from October 1998 through June 1999.

(3) Mr. Perito was elected as the Company's Chairman in August 2000. Mr. Perito was appointed as the Company's President and Chief Operating Officer in November 1999. Mr. Perito served as the Company's Executive Vice President, General Counsel, Secretary and Chief Ethics Officer from June 1999 until November 1999.

(4) The Company paid Mr. Perito $250,000 in the form of a signing bonus in 1999 and paid Mr. Perito a bonus of $250,000, based on the Company's and Mr. Perito's performance, in March 2000.

(5) Represents the difference between the price paid by Mr. Perito for 2,000,000 shares of the Company's Common Stock and the fair market value of such stock as determined by the Company in compliance with Internal Revenue Service regulations.

(6) Represents consulting fees paid to Mr. Miller prior to his employment with the Company.

Option Grants During 2001

      The following table sets forth, for the Named Executive Officers, certain information concerning stock options granted to them during 2001. The Company has never issued stock appreciation rights. Options were generally granted at an exercise price equal to the fair market value of the Common Stock at the date of grant. The term of each option granted is generally ten years from the date of grant. Options may terminate before their expiration dates, if the optionee's status as an employee or a consultant is terminated or upon the optionee's death or disability.

                                                                                     Potential Realizable
                                                                                    Value at Assumed Rates
                                                                                        of Stock Price
                                                                                   Appreciation for Option
                                           Individual Grants                                Term(1)
                                        -----------------------                    ------------------------
                                         % of Total
                                           Options     Exercise
                                         Granted to    or Base
                             Options    Employees in    Price
          Name               Granted     Fiscal Year    ($/Sh)    Expiration Date     5%($)        10%($)
          ----               -------     -----------    ------    ---------------     -----        ------
Jonnie R. Williams             None            0%            --            --             --           --

Paul L. Perito                 None            0%            --            --             --           --

David M. Dean                  None            0%            --            --             --           --

Sheldon L. Bogaz               None            0%            --            --             --           --

Christopher G. Miller        250,000        34.7%       $1.8125       3/15/11        407,250      648,500

Robert E. Pokusa              50,000         6.9%       $1.4688       3/30/11         81,450      129,700

(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the stock price of the Company. If the Company's stock price were in fact to appreciate at the assumed 5% or 10% annual rate for the ten-year term of these options, a $1,000 investment in the Common Stock of the Company would be worth $1,629 and $2,594, respectively, at the end of the term.

Aggregated Option Exercises in 2001 and Year-End Option Values

      The following table sets forth, for the Named Executive Officers, certain information concerning options exercised during fiscal 2001 and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2001. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2001 ($2.53 per share) and the exercise price of the officer's options. The Company has never issued stock appreciation rights.

                                                           Number of Securities
                                                          Underlying Unexercised           Value of Unexercised
                        Number of                               Options at               In-The-Money Options at
                         Shares                             December 31, 2001              December 31, 2001($)
                       Acquired on        Value             -----------------              --------------------
Name                   Exercise(#)     Realized($)     Exercisable    Unexercisable    Exercisable     Unexercisable
----                   -----------     -----------     -----------    -------------    -----------     -------------
Jonnie R. Williams          --              --                 --             --               --               --
Paul L. Perito              --              --          1,000,000             --        $ 842,500               --
David M. Dean               --              --            350,000             --               --               --
Sheldon Bogaz               --              --            250,000             --               --               --
Christopher Miller          --              --            288,000         75,000        $ 269,750        $  67,438
Robert E. Pokusa            --              --             25,000         25,000        $  26,530        $  26,530

      The Company does not have a defined benefit plan or actuarial pension plan. During 2001, the Company did not have a "long-term incentive plan", and the Company did not make any "long-term incentive awards", as such terms are defined in Item 402 of Regulation S-K. During 2001, no stock options were exercised by any optionee.

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

      Each Independent Director also receives a payment of $2,500 for his participation in each meeting of the Board of Directors and any committee meeting attended personally and $1,500 for his participation in each meeting of the Board of Directors and any committee meeting attended telephonically, subject to a cap of $4,000 for multiple in-person meetings on the same day and $2,500 for multiple telephonic meetings on the same day.

      Messrs. Bartels, Jones, Kelley, Leader, McSweeney and Tonkin currently are designated as Independent Directors. This designation is intended solely for the purpose of clarifying which directors are entitled to compensation for their services as directors. Directors not designated as Independent Directors generally are those who in the past have been, or currently are being, compensated by the Company for other services rendered, or who have waived their right to receive director compensation. Directors who are employees receive compensation in their capacity as Company employees but do not receive any compensation for board or committee meetings, nor do they receive the "Options Package" made available to individuals serving as Independent Directors.

Employment Agreements

      During April 1999, the Company entered into an employment agreement with Mr. Perito which expires June 15, 2002. In addition to a $1,000,000 base salary, the agreement, as amended, provides for annual performance bonuses as approved by the Compensation Committee. The agreement with Mr. Perito also granted him the right to purchase 2,000,000 shares of the Company's common stock at $1 per share, and the Company agreed to finance the purchase with a loan bearing interest at 7% (due annually) with all principal due in July 2005. The stock purchase occurred in 1999, and the related $2,000,000 note receivable is presented as a reduction of stockholders' equity in the 2001, 2000 and 1999 balance sheets. Since the note is non-recourse with respect to accrued unpaid interest and 85% of the principal, this stock purchase right has been accounted for as an option. The Company has recognized interest income of approximately $140,000, $134,000 and $90,000 during 2001, 2000 and 1999, respectively, in connection with the note. In connection with the aforementioned agreement, Mr. Perito was also granted qualified stock options to purchase 1,000,000 share of stock at $111/16 per share, the price of the Company's common stock on the date of grant. Such options vested immediately.

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

      On October 6, 2000, the Company entered into an employment agreement with David Dean, as the Vice President of Sales and Marketing, which expired on December 31, 2001. In addition to a $250,000 base salary, the agreement provided for a commission on the sale of cigarettes made by the Company up to a maximum of $250,000 per year during 2000 and 2001. The agreement with Mr. Dean also granted him the right to purchase 350,000 shares of the Company's common stock at $4.00 per share, of which 175,000 options vested as of the date of the employment agreement, and the remaining balance of 175,000 options, vested in equal monthly increments over the twelve-month period following execution of the employment agreement. Upon termination by the Company of Mr. Dean's employment without Cause or by Mr. Dean for Good Reason (as defined in the employment agreement), the agreement provided that the Company would be obligated to pay to Mr. Dean all salary and commissions that would be due under the employment agreement through the end of the term of the employment agreement. Under the terms of Mr. Dean's employment agreement, termination for Good Reason included, but was not limited to, certain transactions resulting in a change in voting control of the Company or a disposition of a majority of the Company's income producing assets. Furthermore, in the event Mr. Dean did not accept the position of president and chief operating officer of ST in the event of a sale of ST, Mr. Dean could terminate his employment for Good Reason. The Company is currently negotiating a new form of employment agreement with David Dean as the Vice President of Sales and Marketing.

      On September 15, 2000, the Company entered into an employment agreement with Christopher G. Miller, the Chief Financial Officer, which was to expire on September 15, 2002, with certain renewal options. In addition to a $120,000 base salary, the agreement provided for annual performance bonuses as approved by the Compensation Committee. The agreement with Mr. Miller also granted him the right to purchase 50,000 shares of the Company's common stock at $4.00 per share, of which 25,000 shares vested on September 15, 2001 and 25,000 shares vest on September 15, 2002. As of March 15, 2001, the Company entered into an Amended and Restated Employment Agreement with Mr. Miller, which expires on March 15, 2003, with certain renewal options. In addition to a base salary of $225,000, the agreement provides for discretionary performance bonuses as approved by the Compensation Committee. This amended and restated agreement supercedes the September 15, 2000 employment agreement, except as to the option granted to Mr. Miller under that agreement. The amended and restated agreement with Mr. Miller also grants him the right to purchase 250,000 shares of the Company's common stock at $1.844 per share, of which 100,000 options vest immediately, 100,000 vest on March 15, 2002, and 50,000 vest on September 15, 2002. Upon termination by the Company of Mr. Miller's employment without Cause, the Company will be obligated to pay to Mr. Miller severance payments equal to six months salary, paid on a monthly basis. Furthermore, if there is a change of control of the Company (as defined in the employment agreement), and Mr. Miller's agreement does not continue in effect after such a change in control, the Company will, within 60 days of notifying Mr. Miller of such termination, pay to Mr. Miller (a) a lump sum payment equal to all salary then due and payable and (b) severance payments equal to six months salary, paid on a monthly basis.

      On March 30, 2001, the Company entered into an employment agreement with Robert E. Pokusa, the General Counsel, which is to expire on March 30, 2003. The agreement provides for a base salary of $385,000 and for discretionary annual bonuses as approved by the Company's Chief Operating Officer and the Chief Executive Officer. The agreement also grants Mr. Pokusa the right to purchase 50,000 shares of the Company's common stock at $1.4688 per share of which 25,000 shares vested on March 30, 2001 and 25,000 vest on March 30, 2002. Upon termination by the Company of Mr. Pokusa's employment agreement without cause, the Company will be obligated to pay to Mr. Pokusa severance payments equal to six months salary, paid on a monthly basis. Furthermore, if there is a change in control of the Company (as defined in the employment agreement), and Mr. Pokusa's agreement does not continue in effect after such change of control, the Company will, within 60 days of notifying Mr. Pokusa of such termination, pay to Mr. Pokusa (a) a lump sum payment equal to all salary then due and payable and
(b) severance payments equal to six months salary, paid on a monthly basis.

      Messrs. Williams and Bogaz do not have employment agreements with the Company. The Company anticipates entering into employment agreements with Messrs. Williams and Bogaz in the near future.

Compensation Committee Interlocks and Insider Participation

      None.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth as of March 1, 2002 certain information with respect to the beneficial ownership of the Company's Common Stock by each beneficial owner of more than 5% of the Company's voting securities, each director and each named executive officer, and all directors and executive officers of the Company as a group, except as qualified by the information set forth in the notes to this table. As of March 1, 2002, there were 59,741,460 shares of the Company's Common Stock outstanding.

                                                                                               Shares
                                                                                            Beneficially   Percentage
Name                                                                                          Owned(1)      Owned(2)
----                                                                                          --------      --------
Kathleen M. O'Donnell as Trustee for Irrevocable Trust #1 FBO(3) .......................     17,309,576       29.0%
Francis E. O'Donnell, Jr., M.D. and the Francis E. O'Donnell, Jr. Descendants' Trust
709 The Hamptons Lane
Chesterfield, MO 63017

Jonnie R. Williams(4) ..................................................................     16,524,819       27.7%

Prometheus Pacific Growth Fund entities ................................................      5,202,640        8.7%
P.O. Box 1062
George Town, Grand Cayman, B.W.I.(5)

Francis E. O'Donnell, Jr., M.D.(6) .....................................................      3,368,362        5.6%
709 The Hamptons Lane
Chesterfield, MO 63017

Paul L. Perito(7) ......................................................................      3,049,000        5.0%
7475 Wisconsin Ave, Suite 850
Bethesda, MD 20814

Robert DeLorenzo, M.D., Ph.D., M.P.H.(8) ...............................................      1,521,000        2.5%

David M. Dean(9) .......................................................................        455,300          *

Christopher G. Miller(10) ..............................................................        378,000          *

Sheldon L. Bogaz(11) ...................................................................        211,100          *

Robert E. Pokusa(12) ...................................................................        120,000          *
7475 Wisconsin Ave, Suite 850
Bethesda, MD 20814

Leo S. Tonkin(13) ......................................................................        100,000          *

Whitmore B. Kelley(14) .................................................................         63,000          *

Martin R. Leader(15) ...................................................................         60,200          *

Patrick M. McSweeney(16) ...............................................................          9,950          *

John R. Bartels, Jr ....................................................................          8,500          *

Lloyd A. Jones .........................................................................              0          *

All Directors, Executive Officers and Officers (15 Persons) ............................     22,525,869       35.9%

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days, by April 30, 2002, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them. Unless otherwise noted, the address for each of the above persons is c/o Star Scientific, Inc. 801 Liberty Way, Chester, Virginia 23836.

(2) The "Percentage Owned" calculations are based on the outstanding shares of Common Stock as of March 1, 2002.

(3) Includes 15,041,214 shares owned by a trust for the benefit of Francis E. O'Donnell, Jr., M.D., over which Kathleen O'Donnell, as trustee, has sole voting and investment power and 2,268,362 shares owned by a trust for the benefit of Dr. O'Donnell's children over which Mrs. O'Donnell, as trustee, has sole voting and investment power. Excludes 400,000 shares owned by Hopkins Capital Group II, LLC, 200,000 shares owned by Hopkins Capital Group III, LLC and 200,000 shares owned by Hopkins Capital Group IV, LLC, each of which is a wholly-owned affiliate of Irrevocable Trust #1.

(4) Includes 15,424,819 shares held by Mr. Williams. Also includes 1,100,000 shares held by Regent Court of which Mr. Williams is deemed to have beneficial ownership by virtue of his ownership interest in Regent Court and over which he shares voting and investment power with Dr. O'Donnell.

(5) Includes 2,700,000 shares held by Prometheus Pacific Growth Fund LDC and 2,502,640 shares held by Prometheus Pacific Growth Fund, Inc.

(6) Includes 2,268,362 shares owned by a trust for the benefit of Mr. Williams' children, over which Dr. O'Donnell has sole voting and investment power. Also includes 1,100,000 shares held by Regent Court of which Dr. O'Donnell is deemed to have beneficial ownership by virtue of his ownership interest in Regent Court and over which he shares voting and investment power with Mr. Williams.

(7) Includes 2,000,000 shares held by Mr. Perito, 1,000,000 shares which Mr. Perito has the right to acquire upon exercise of stock options which are presently exercisable and an aggregate of 49,000 shares held by his children or in trust for the benefit of his children, of which Mr. Perito disclaims beneficial ownership.

(8) Includes 300,000 shares held by Dr. DeLorenzo's children. Dr. DeLorenzo disclaims beneficial ownership of shares held by his children. Includes 1,000,000 shares which Dr. DeLorenzo has the right to acquire upon exercise of stock options which are presently exercisable.

(9) Includes 350,000 shares which Mr. Dean has the right to acquire upon exercise of stock options which are presently exercisable and 1,100 shares owned by Mr. Dean's spouse.

(10) Includes 288,000 shares which Mr. Miller has the right to acquire upon exercise of stock options which are presently exercisable.

(11) Includes 150,000 shares which Mr. Bogaz has the right to acquire upon exercise of stock options which are presently exercisable.

(12) Includes 50,000 shares which Mr. Pokusa has the right to acquire upon exercise of stock options which are presently exercisable

(13) Includes 100,000 shares which Mr. Tonkin has the right to acquire upon exercise of stock options which are presently exercisable.

(14) Includes 63,000 shares which Mr. Kelley has the right to acquire upon exercise of stock options which are exercisable presently or within 60 days.

(15) Includes 50,000 shares which Mr. Leader has the right to acquire upon exercise of stock options which are presently exercisable.

(16) Includes 5,000 shares which are held by the McSweeney Burtch & Crump Profit Sharing Trust and 550 shares which are held jointly by Mr. McSweeney's wife and son.

Item 13. Certain Relationships and Related Transactions

      Mr. Williams and Dr. O'Donnell jointly own an airplane. The Company has utilized the airplane for business travel throughout the United States and to Mexico to client, vendor and scientific or technical consultant locations that are not near or easily accessible to airports with regularly scheduled or frequent commercial airline services. Payments made by the Company to Dr. O'Donnell and Mr. Williams with respect to aircraft expenses were $258,992 in 2001, $191,680 in 2000, $290,020 in 1999 and were billed at cost.

      On December 31, 1999, Mr. Williams signed a promissory note for $1,087,806 in connection with a loan by the Company to Mr. Williams in the same amount. The promissory note was repayable on December 31, 2000 and bore interest at 5.66%. Mr. Williams repaid this note via compensation reduction. On December 31, 2000, Mr. Williams signed a promissory note for $800,000 in connection with a loan by the Company to Mr. Williams in the same amount. The promissory note initially was repayable on December 31, 2001 and the Company and Mr. Williams extended this loan for another year. The promissory note is currently repayable on December 31, 2002 and bears interest at the minimum applicable federal rate.

      In 2001, 2000 and 1999, the Company paid $1,099,559, $1,946,159 and
$940,000, respectively, to PHJ&W with respect to various services and legal matters relating to a broad variety of professional issues connected with the Company's business. Mr. Perito was a partner of such firm until June 1999 and senior counsel to the firm until he resigned from the position of senior counsel on March 31, 2001. Mr. Perito received no income from PHJ&W based on any work it performed for the Company. Mr. Pokusa was also of counsel to Paul, Hastings until March 30, 2001.

      In 1999, 2000, and 2001, the Company paid $26,193, $288,198 and $372,493 to McSweeney & Crump, P.C. (formerly McSweeney, Burtch & Crump) with respect to various legal services connected with the Company's business. Mr. McSweeney has been and continues to be a named partner in this firm. In addition to payments to the firm, Mr. McSweeney was paid $82,500 and $37,500 as a consultant to the Company during 2000 and 2001, respectively. Mr. McSweeney was subsequently elected to the Board of Directors in January 2002.

      In 2000, the Company paid $20,000 to John R. Bartels, Jr. as a consultant in connection with issues relating to the tobacco Master Settlement Agreement, among other matters. Mr. Bartels was subsequently elected to the Board of Directors in January 2002.

      In 2000 and 2001, the Company paid $10,500 and $25,000, respectively, to Dr. DeLorenzo as a consultant in connection with issues relating to Star's pending patent applications.

      Mr. Lloyd A. Jones was elected to the Board of Directors in November 2001. Beginning in January 2002, the Company retained Mr. Jones as a consultant in connection with the Company's expansion of its Chase City facility and its interaction with the Virginia Economic Development Authority. Mr. Jones has been paid on a month-to-month basis for these services at a rate of $3,000 per month.

      Until December 31, 2001, the Company employed Chayet Communications Inc., a company owned by Neil Chayet, a former director of the Company, for communications and legal consulting. Services rendered by Chayet Communications included communications, consulting with the public health and legal sectors on matters relating to the labeling of new products and the development of enhanced health warning and comparative content disclosure. In this capacity, Chayet Communications received $96,000 during both 2000 and 2001. In 1999, Mr. Chayet received options to purchase 15,000 shares at an exercise price of $5.70 per share, and in 2001, he received options to purchase 22,500 shares at an exercise price of $2.51 per share. These options are fully vested.

      In 2000, the Company paid Mark W. Johnson, a director of the Company until July 2001, $100,000 for consulting services performed up until June 30, 2000. Such services rendered by Mr. Johnson included the development of a strategic plan for the Company and recommendations to implement such plan. In 1999, Mr. Johnson received options to purchase 43,000 shares of Common Stock at an exercise price of $3.375 in exchange for consulting services. Mr. Johnson did not receive any compensation during 2001.

      In 2000, the Company paid Christopher G. Miller, a director of the Company, $31,500 for consulting services performed from April 6, 2000 until September 15, 2000 during the time that he was serving as the Acting Chief Financial Officer. Mr. Miller also received options to purchase 25,000 shares of Common Stock at an exercise price of $4.125 as part of compensation for these services. On September 15, 2000, Mr. Miller signed an Employment Agreement with the Company, and on March 15, 2001, signed an Amended and Restated Employment Agreement (See Employment Agreements). In 1999, Mr. Miller received $6,667 and options to purchase 38,000 shares of Common Stock at an exercise price of $3.375 in exchange for consulting services.

      In 1999, Whitmore B. Kelley, a director of the Company since April 2001, received $6,667 and options to purchase 38,000 shares of Common Stock at an exercise price of $3.375 in exchange for consulting services. Mr. Kelley did not receive any compensation during 2000 or 2001.

      In August 2001, the Company made loans to Messrs. Bogaz, Dean, Miller and Pokusa in the amount of $100,000, $180,000, $180,000 and $140,000 respectively, for the purpose of their purchasing shares of the Company's common stock from an affiliated entity (Irrevocable Trust #1 FBO Francis E. O'Donnell, Jr., M.D.). Full Recourse Promissory Notes were executed by each of these officers. The promissory notes have a term of four years with interest payments payable annually at a rate of prime plus 1%.

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

3.05        Bylaws of the Company as Amended to Date(2)

10.1 Stock Exchange Agreement between the Company and the stockholders of Star Tobacco & Pharmaceuticals, Inc., dated February 6, 1998(5)

10.2 License Agreement between Star Tobacco & Pharmaceuticals, Inc., as Licensee and Regent Court Technologies, Jonnie R. Williams, and Francis E. O'Donnell, Jr., M.D., as Licensor, dated January 5, 1998(6)

10.3 Purchase and Sale Agreement between Prometheus Pacific Growth Fund LDC, a Cayman Island Limited Duration Company, and Eye Technology, Inc., a Delaware Corporation, dated July 10, 1998(8)

10.4 Amendment No. 1 to License Agreement between Regent Court Technologies, Jonnie R. Williams, Francis E. O'Donnell, J.R., M.D. and Star Tobacco & Pharmaceuticals, Inc., dated August 3, 1998(9)

10.5        1998 Stock Option Plan, as amended(10)

10.6        2000 Equity Incentive Plan(17)

10.7 Executive Employment Agreement dated as of April 27, 1999 entered into by the Company, Jonnie R. Williams and Paul L. Perito(11)

10.8 Qualified Stock Option Agreement dated as of April 27, 1999 between the Company and Paul L. Perito(12)

10.9 Amended and Restated Manufacture and License Agreement between the Company and Powell Manufacturing Company, Inc., dated October 12, 1999(13)

10.10 Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(13)

10.11 Loan Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(13)

10.12 Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated December 16, 1999(13)

10.13 Supply Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco

            Corporation, dated January 1, 2000(13)

10.14 Cigarette Manufacturing Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated January 1, 2000(13)

10.15 Loan and Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Finova Capital Corporation, dated January 20, 2000(13)

10.16 Lease and Purchase Option Contract between the Company and the Industrial Development Authority of the Town of Chase City, Virginia, dated March 10, 2000(13)

10.17       Form of Director Indemnification Agreement(10)

10.18       Form of Officer Indemnification Agreement(10)

10.19 First Amendment to Loan and Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Finova Capital Corporation, Business Credit, dated April 12, 2000(10)

10.20 Modification Agreement among the Company, Jonnie R. Williams and Paul L. Perito, dated December 1, 1999(10)

10.21 Second Modification Agreement among the Company, Jonnie R. Williams and Paul L. Perito, dated October 6, 2000(17)

10.22 Executive Employment Agreement between the Company and David Dean, dated October 6, 2000(17)

10.23 Restated Loan Agreement between the Company, Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(14)

10.24 Restated Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated August 21, 2000(14)

10.25 Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(14)

10.26 Guaranty Agreement between the Company and Brown & Williamson Tobacco Corporation, dated August 21, 2000(14)

10.27 Guarantee Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(14)

10.28 Executive Employment Agreement dated as of September 15, 2000 between the Company and Christopher G. Miller(14)

10.29 Amended and Restated Executive Employment Agreement dated as of March 15, 2001 between the Company and Christopher G. Miller(17)

10.30 Executive Employment Agreement dated as of March 30, 2001 between the Company and Robert E. Pokusa(17)

10.31 Restated Master Agreement, dated April 25, 2001, by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (18)

10.32 First Amendment to Restated Loan Agreement dated April 25, 2001, among Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation (16)

10.33 Hard Tobacco Agreement, dated April 25, 2001, between Brown & Williamson Tobacco Corporation and Star Scientific, Inc. (16)

10.34 Trademark License and Royalty Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (16)

10.35 Other Low TSNA Tobacco Royalty Agreement, dated April 25, 2001 by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (16)

10.36 First Amendment to Regent/B&W License Agreement, dated April 25, 2001, by and among Regent Court Technologies, Jonnie R. Williams, Francis O'Donnell, Jr., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (16)

10.37 Chase City License and Services Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (16)

10.38 Exclusive License Agreement dated as of March 16, 2001 by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.39 Sublicense Agreement dated as of March 16, 2001 by and among Star Scientific, Inc. and Star Tobacco & Pharmaceuticals, Inc.(2)

10.40 Consent to Assignment dated March 16, 2001 by and among Regent Court Technologies, Jonnie R. Williams, Francis O'Donnell, Jr., Star Tobacco & Pharmaceuticals, Inc., and Star Scientific, Inc.(2)

10.41 Amendment No. 1 dated April 5, 2001 to Exclusive License Agreement by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.42       Promissory Note dated August 20, 2001 of Christopher G. Miller(2)

10.43       Promissory Note dated August 20, 2001 of Robert E. Pokusa(2)

10.44       Promissory Note dated August 20, 2001 of Sheldon L. Bogaz(2)

10.45       Promissory Note dated August 20, 2001 of David M. Dean(2)

10.46       Promissory Note dated December 31, 2000 of Jonnie R. Williams

10.47       Amendment to Promissory Note dated December 31, 2000 of Jonnie R.
            Williams

10.48 Master Lease Agreement Dated as of June 29, 2001 between General Electric Capital Corporation and Star Scientific, Inc.

10.49 Master Lease Agreement Dated as of September 28, 2001 between Heller Financial Leasing, Inc. and Star Scientific, Inc. and Star Tobacco, Inc.

10.50 Master Lease Agreement Dated as of July 1, 2001 between General Electric Capital Corporation and Star Scientific, Inc.

21          Subsidiaries of the Company(15)

24          Powers of Attorney (included on signature page)

      (1) Incorporated by reference to the Company's Current Report on Form 8-K dated March 2, 1999

      (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
      (3) Incorporated by reference to the Company's Annual Report on Form 10-KSA for the year ended December 31, 1996
      (4) Incorporated by reference to the Company's Current Report on Form 8-K dated January 15, 1999
      (5) Incorporated by reference to the Company's Current Report on Form 8-K dated February 19, 1998
      (6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998
      (7) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998
      (8) Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 1998
      (9) Incorporated by reference to the Company's Current Report on Form 8-K dated September 11, 1998
      (10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999
      (11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999
      (12) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999
      (13) Incorporated by reference to the Company's Registration Statement on Form S-1/A dated May 8, 2000
      (14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
      (15) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998
      (16) Incorporated by reference from the Company's Current Report on Form 8-K/A dated November 29, 2001
      (17) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000
      (18) Incorporated by reference to the Company's Current Report on Form 8-K filed May 17, 2001

      2. Reports on Form 8-K

      The Company filed a Current Report on Amended Form 8-K/A on November 29, 2001, describing the Company's contractual and financing arrangements with B&W dated April 25, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Virginia on the 29th day of March, 2002.

                                          STAR SCIENTIFIC, INC.


                                          By: /s/ JONNIE R. WILLIAMS

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.


        Signature                          Title                      Date
        ---------                          -----                      ----


  /s/ JONNIE R. WILLIAMS      Chief Executive Officer and         March 29, 2002
--------------------------    Director
    Jonnie R. Williams        (Principal Executive Officer)


    /s/ PAUL L. PERITO        Chairman of the Board,              March 29, 2002
--------------------------    President and Chief
      Paul L. Perito          Operating Officer


/s/ CHRISTOPHER G. MILLER     Chief Financial Officer and         March 29, 2002
--------------------------    Director
  Christopher G. Miller       (Principal Financial and
                              Accounting Officer)


 /s/ JOHN R. BARTELS, JR.     Director                            March 29, 2002
--------------------------
   John R. Bartels, Jr.


 /s/ ROBERT J. DELORENZO      Director                            March 29, 2002
--------------------------
   Robert J. DeLorenzo

    /s/ LLOYD A. JONES        Director                            March 29, 2002
--------------------------
      Lloyd A. Jones


  /s/ WHITMORE B. KELLEY      Director                            March 29, 2002
--------------------------
    Whitmore B. Kelley


   /s/ MARTIN S. LEADER       Director                            March 29, 2002
--------------------------
     Martin R. Leader


 /s/ PATRICK M. McSWEENEY     Director                            March 29, 2002
--------------------------
   Patrick M. McSweeney


    /s/ LEO S. TONKIN         Director                            March 29, 2002
--------------------------
      Leo S. Tonkin

                           STAR SCIENTIFIC, INC. AND
                                   SUBSIDIARY
                           DECEMBER 31, 2001 AND 2000
                              FINANCIAL STATEMENTS

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Star Scientific, Inc. and Subsidiary
Chester, Virginia

We have audited the accompanying consolidated balance sheets of Star Scientific, Inc. and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audit also included the financial statement schedule included on page F-39. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14, the Company elected not to join in the Master Settlement Agreement ("MSA") among forty-six states, several U.S. territories and a number of tobacco manufacturers, as a Subsequent Participating Manufacturer. As a result thereof, the Company is purportedly required to annually contribute funds into escrow under statutes which the MSA required participating states to pass if they were to receive the full benefits of the settlement. Such escrowed funds will be available to pay judgments in tobacco-related litigation, if any, filed by the states and, if not used, returned to the Company in twenty-five years. The Company's 2002 escrow obligation is currently estimated to be approximately $4,200,000 which must be funded by April 15, 2002. As further discussed in Note 14, management expects that, based on prior experience, there may be additional escrow deposits required in 2002 related to the Company's cigarette sales for 1999 through 2001. However, the amount of such additional escrow requirements is not presently determinable.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Scientific, Inc. and Subsidiary as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               /s/ AIDMAN, PISER & COMPANY, P.A.

February 22, 2002
Tampa, Florida

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS
                                                     2001              2000
                                                 ------------      ------------
Current assets:
    Cash and cash equivalents                    $  3,084,612      $ 16,746,599
    Accounts receivable, trade                      3,188,412         5,472,503
    Inventories                                    12,004,078         5,945,157
    Prepaid expenses and other current
      assets                                          371,715           443,565
    Deferred tax asset                                 50,000           320,000
    Refundable income taxes                         2,264,516                --
                                                 ------------      ------------
      Total current assets                         20,963,333        28,927,824

Property, plant and equipment, net                 21,577,386        27,400,960
Idle equipment                                      2,071,800                --

Intangibles, net of accumulated
    amortization, (2001, $331,806;
    2000, $236,017)                                   985,585           709,969
Other assets                                        1,599,422           125,381
MSA Escrow funds                                   28,444,280        11,605,155
Deposits on property and equipment                  3,697,214           697,947
                                                 ------------      ------------
                                                 $ 79,339,020      $ 69,467,236

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     2001              2000
                                                 ------------      ------------
Current liabilities:
   Notes payable                                 $         --      $ 15,950,000
   Current maturities of long-term debt               775,210           111,176
   Current maturities of capital lease
      obligations                                   3,029,567                --
   Accounts payable, trade                         11,898,944         3,180,976
   Federal excise taxes payable                     1,841,637         6,481,351
   Accrued expenses                                 1,888,789         2,593,396
   Income taxes payable                                    --         1,702,000
                                                 ------------      ------------
         Total current liabilities                 19,434,147        30,018,899

Deferred tax liability                              1,105,000           900,000
Long-term debt, less current maturities            22,969,780        13,272,332
Capital lease obligations, less current
   maturities                                       6,847,823                --
Deferred gains on sale leasebacks                     457,867                --
                                                 ------------      ------------

         Total liabilities                         50,814,617        44,191,231
                                                 ------------      ------------

Commitments and contingencies                              --                --

Stockholders' equity:
   Common stock/A/                                      5,974           597,414
   Preferred stock/B/                                      --                --
   Additional paid-in capital                      14,665,456        13,250,166
   Retained earnings                               17,252,973        14,228,425
   Notes receivable, officers                      (3,400,000)       (2,800,000)
                                                 ------------      ------------

         Total stockholders' equity                28,524,403        25,276,005
                                                 ------------      ------------

                                                 $ 79,339,020      $ 69,467,236

/A/ ($.0001 par value in 2001, $.01 par value in 2000, 100,000,000 shares authorized, 59,741,460 shares issued and outstanding in 2001 and 2000.)
/B/ (Class A, convertible, $.01 par value, 4,000 shares authorized, no shares issued and outstanding; Series B, convertible; $.01 par value 15,000 shares authorized, no shares issued and outstanding)

                 See notes to consolidated financial statements.


                                       F2

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                       2001               2000              1999
                                                  -------------      -------------      ------------
Net sales                                         $ 174,783,423      $ 223,051,180      $ 99,324,789
Less:
   Cost of goods sold                                79,548,480         93,951,534        31,878,879
   Excise taxes on products                          58,822,304         83,591,686        33,821,112
                                                  -------------      -------------      ------------
   Gross profit                                      36,412,639         45,507,960        33,624,798
                                                  -------------      -------------      ------------

Operating expenses:
   Marketing and distribution                        11,684,344         12,973,670         6,253,265
   General and administrative                        16,078,671         13,183,842         9,899,165
   Research and development                           4,085,804          1,702,310           535,782
                                                  -------------      -------------      ------------
      Total operating expenses                       31,848,819         27,859,822        16,688,212
                                                  -------------      -------------      ------------
Operating income                                      4,563,820         17,648,138        16,936,586
                                                  -------------      -------------      ------------

Other income (expense):
   Interest income                                    1,134,791          1,236,628           227,648
   Interest expense                                    (597,143)        (1,828,247)          (85,604)
   Loss on disposal of assets                          (161,044)                --                --
   Other                                                 68,124                 --                --
                                                  -------------      -------------      ------------
                                                        444,728           (591,619)          142,044
                                                  -------------      -------------      ------------

Income before income taxes                            5,008,548         17,056,519        17,078,630
Income tax expense                                    1,984,000          7,016,000         5,564,000
                                                  -------------      -------------      ------------
Net income                                        $   3,024,548      $  10,040,519      $ 11,514,630

Basic income per common share                     $         .05      $         .17      $        .32

Diluted income per share                          $         .05      $         .17      $        .23

Weighted average shares outstanding - basic          59,741,600         59,008,127        36,207,390

Weighted average shares outstanding - diluted        60,392,426         60,645,061        50,301,998

                 See notes to consolidated financial statements.


                                       F3

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 1999

                                         Preferred Stock
                                        ------------------                                             Retained
                                             Series B             Common Stock        Additional       Earnings
                                        ------------------   ---------------------     Paid-In      (Accumulated
                                         Shares    Amount      Shares      Amount      Capital         Deficit)
                                        -------   --------   ----------   --------   -----------    ------------
Balances, January 1, 1999                14,084   $    143    9,819,740   $ 98,198   $ 6,668,392    ($ 7,326,724)
Conversion of preferred stock to
    common                              (14,084)      (143)  46,217,500    462,175      (462,032)
Amortization of unearned stock -
    based compensation
Mandatory redeemable preferred
    stock converted to common                                    20,000        200        43,800
Issuance of stock                                             2,000,000     20,000     1,980,000
Stock issued for services                                        39,000        390        97,405
Issuance of common stock to
    charitable organizations                                    130,000      1,300       767,342
Stock-based compensation                                                                 536,278
Warrants exercised                                              522,960      5,229     1,040,691
Stock issuance costs associated with
    warrants                                                                             (40,000)
Advances to officer
Net income                                                                                            11,514,630
                                        -------   --------   ----------   --------   -----------    ------------
Balances, December 31, 1999                  --   $     --   58,749,200   $587,492   $10,631,876    $  4,187,906
                                        =======   ========   ==========   ========   ===========    ============

                                        Unearned       Notes
                                         Compen-     Receivable,
                                         sation       Officers          Total
                                       ----------   ------------    ------------
Balances, January 1, 1999              ($  79,167)  $         --    ($   639,158)
Conversion of preferred stock to
    common                                                                    --
Amortization of unearned stock -
    based compensation                     79,167                         79,167
Mandatory redeemable preferred
    stock converted to common                                             44,000
Issuance of stock                                     (2,000,000)             --
Stock issued for services                                                 97,795
Issuance of common stock to
    charitable organizations                                             768,642
Stock-based compensation                                                 536,278
Warrants exercised                                                     1,045,920
Stock issuance costs associated with
    warrants                                                             (40,000)
Advances to officer
                                                      (1,087,806)     (1,087,806)
Net income                                                            11,514,630
                                       ----------   ------------    ------------
Balances, December 31, 1999            $       --   ($ 3,087,806)   $ 12,319,468
                                       ==========   ============    ============

                 See notes to consolidated financial statements.


                                       F4

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2000

                                    Preferred Stock
                                    ---------------
                                       Series B           Common Stock         Additional                    Notes
                                    ---------------   ---------------------     Paid-In      Retained     Receivable,
                                    Shares   Amount     Shares      Amount      Capital      Earnings       Officers        Total
                                    ------   ------   ----------   --------   -----------   -----------   -----------    -----------
Balances, December 31, 1999,
  carried forward                            $   --   58,749,200   $587,492   $10,631,876   $ 4,187,906   ($3,087,806)   $12,319,468
Collection of note receivable         --         --           --         --            --            --       287,806        287,806
Stock-based compensation              --         --           --         --       648,692            --            --        648,692
Options exercised                     --         --       24,820        248        44,392            --            --         44,640
Warrants exercised                                       967,440      9,674     1,925,206                          --      1,934,880
Net income                            --         --           --         --            --    10,040,519            --     10,040,519
                                   -----     ------   ----------   --------   -----------   -----------   -----------    -----------
Balances, December 31, 2000           --     $   --   59,741,460   $597,414   $13,250,166   $14,228,425   ($2,800,000)   $25,276,005
                                   =====     ======   ==========   ========   ===========   ===========   ===========    ===========

                 See notes to consolidated financial statements.


                                       F5

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2001

                                   Preferred Stock
                                   ---------------
                                      Series B           Common Stock         Additional                    Notes
                                   ---------------   ---------------------     Paid-In      Retained     Receivable,
                                   Shares   Amount     Shares      Amount      Capital      Earnings       Officers        Total
                                   ------   ------   ----------   ---------  -----------   -----------   -----------    -----------
Balances, January 1, 2000,           --     $   --   59,741,460   $ 597,414  $13,250,166   $14,228,425   ($2,800,000)   $25,276,005
  carried forward
Change in par value                  --         --           --    (591,440)     591,440            --            --             --
Capital contribution                 --         --           --          --      292,800            --            --        292,800
Advances to officers                 --         --           --          --           --            --      (600,000)      (600,000)
Stock-based compensation             --         --           --          --      531,050            --            --        531,050
Net income                           --         --           --          --           --     3,024,548            --      3,024,548
                                   ------   ------   ----------   ---------  -----------   -----------   -----------    -----------
Balances, December 31, 2001          --     $   --   59,741,460   $   5,974  $14,665,456   $17,252,973   ($3,400,000)   $28,524,403
                                   ======   ======   ==========   =========  ===========   ===========   ===========    ===========

                 See notes to consolidated financial statements.


                                       F6

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                         2001           2000            1999
                                                     -----------    -----------    ------------
Operating activities:
   Net income                                        $ 3,024,548     10,040,519    $ 11,514,630
   Adjustments to reconcile net income
      to net cash flows from operating activities:
         Depreciation                                  2,913,388      2,211,143         745,205
         Amortization of intangibles and other
            non-cash charges                             206,813         58,251          38,546
         Deferred income taxes                           475,000      2,966,000      (2,386,000)
         Stock-based compensation expense                531,050        578,892       1,481,882
         Marketing expense funded from capital
            contribution                                 292,800             --              --
         Repayment of debt funded through royalty
            revenue                                   (1,500,000)            --              --
         Increase (decrease) in cash resulting
            from changes in:
            Accounts receivable, trade                 2,284,091     (1,872,538)     (2,034,237)
            Inventories                               (6,058,923)    (2,374,548)     (2,934,153)
            Prepaid expenses and other current
               assets                                     71,850       (104,775)       (168,786)
            Deposits on operating leases              (1,268,559)            --              --
            Changes in other assets                     (139,942)            --              --
            Note receivable, officer charged to
               compensation                                   --        287,806              --
            Accounts payable                           8,717,968       (311,669)        976,097
            Federal excise taxes payable              (4,639,714)     5,004,827         599,649
            Accrued expenses                            (519,611)     1,150,875         796,406
            Income taxes payable and refundable
               taxes                                  (3,966,515)    (4,496,000)      6,198,000
            Customer deposit                                  --             --       6,000,000
                                                     -----------    -----------    ------------

Net cash flows from operating activities                 424,244     13,138,783      20,827,239
                                                     -----------    -----------    ------------

Investing activities:
   Collections of notes receivable                            --             --          17,213
   Purchases of property, plant and equipment           (955,091)   (18,572,964)    (10,014,665)
   Proceeds from disposal of property and
      equipment                                        1,852,300          5,102              --
   Acquisition of intangible assets                     (321,385)      (332,927)       (240,681)
   Deposits on property and equipment                 (2,999,266)      (527,065)       (193,700)
   Advances to officers                                 (600,000)            --      (1,087,806)
                                                     -----------    -----------    ------------

Net cash flows from investing activities              (3,023,442)   (19,427,854)    (11,519,639)
                                                     -----------    -----------    ------------

                                   (Continued)


                                       F7

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                        2001           2000            1999
                                                    ------------   ------------    ------------
Financing activities:
   Proceeds from capital leases (sale/leasebacks)   $ 10,842,731             --              --
   Proceeds from notes payable                                --     15,978,000       7,172,000
   Payments on long-term debt                         (4,175,743)      (521,943)       (382,967)
   Proceeds from issuance of common stock                     --      1,979,520       1,045,920
   Stock offering costs paid                                  --             --         (40,000)
   Payments on capital lease obligations                (890,652)            --              --
                                                    ------------   ------------    ------------

Net cash flows from financing activities               5,776,336     17,435,577       7,794,953
                                                    ------------   ------------    ------------

Deposits to MSA Escrow fund                          (16,839,125)   (11,605,155)             --
                                                    ------------   ------------    ------------

Change in cash and cash equivalents                  (13,661,987)      (458,649)     17,102,553

Cash and cash equivalents, beginning of year          16,746,599     17,205,248         102,695
                                                    ------------   ------------    ------------

Cash and cash equivalents, end of year              $  3,084,612   $ 16,746,599    $ 17,205,248
                                                    ============   ============    ============

Supplemental disclosure of cash flow
   information:
   Cash paid during the year for:
      Interest                                      $    605,443   $  1,581,348    $    123,119
                                                    ============   ============    ============
      Income taxes                                  $  3,052,516   $  8,502,000    $  1,752,000

Supplemental schedule of non-cash investing
   and financing activities:
      Purchase of fixed assets financed by
         long-term debt                             $         --   $     97,772    $         --

      Conversion of redeemable preferred stock
         to equity                                  $         --   $         --    $     44,000

      Notes payable reduced by proceeds from
         equipment sale                             $         --   $         --    $    255,000

      Warrants issued in connection with
         patent costs                               $         --   $     69,800    $         --

      Customer deposit converted to short-term
         note payable                               $         --   $  6,000,000    $         --

                 See notes to consolidated financial statements.


                                       F8

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.    Summary of significant accounting policies:

      Nature of business:

      Star Scientific, Inc. and its subsidiary, Star Tobacco, Inc. (collectively referred to as the "Company" or "Star") has been engaged since 1990 in the manufacture and sale of tobacco products. Star is also engaged in extensive research and development activities relating to (1) the development of proprietary scientific technology for the curing of tobacco so as to prevent or retard the formation of certain toxic carcinogens present in tobacco and tobacco smoke, namely, the tobacco specific nitrosamines, for which patents have been issued, (2) the sales, marketing and development of less toxic and potentially less harmful tobacco products which have been cured pursuant to licensed patented technology,
      (3) the manufacture and sale of discount cigarettes, with activated charcoal filters and formulated with low nitrosamine tobacco, (4) the sales, marketing and development of very low nitrosamine smokeless tobacco products and (5) in the future, the research and continued development of tobacco-smoking cessation products.

      Principles of consolidation:

      The accompanying consolidated financial statements include the accounts of Star Scientific, Inc. and its wholly-owned subsidiary, Star Tobacco, Inc. All intercompany accounts and transactions have been eliminated.

      Liquidity and management's plans:

      As discussed in Note 4, during 2001 the Company entered into a Restated Master Agreement with Brown & Williamson Tobacco Corporation ("B&W") whereby the Company will thereafter generate zero or slightly negative gross margins on its tobacco leaf sales to B&W through 2003. The agreement does contain provisions for the Company to earn royalties from B&W, but all such royalties shall be applied to reduce the Company's obligation to B&W for the foreseeable future. Additionally, as further discussed in Note 14, the Company makes significant escrow deposits associated with its cigarette sales in the 46 states that are participants in the Master Settlement Agreement and required by certain state statutes. As such, operating cash flows from both tobacco and cigarette sales were significantly reduced in 2001, and that trend is expected to continue in 2002.

      The Company plans to continue its introduction of its three new smokeless tobacco products in 2002 (Stonewall(TM) moist and dry snuffs and ARIVA(TM) compressed powdered tobacco), which are expected to produce revenues and gross profits and which are not subject to the escrow requirements of the Master Settlement Agreement. However, the launch of these product on a national basis will require significant capital for marketing and promotions.


                                       F9

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.    Summary of significant accounting policies (continued):

      Liquidity and management's plans (continued):

      In contemplation of these conditions, management plans to augment working capital generated from operations with cash proceeds from sale/leaseback transactions involving the Company's tobacco curing barns and other refinancing transactions. During 2001, approximately $10,800,000 was generated from similar transactions. In the event that these additional financing proceeds are insufficient or other cash requirements arise, the Company may draw on its line of credit with a currently available limit of $7,500,000 and, further, may be required to reduce operating expenses. The degree to which these measures may be required, if at all, is uncertain and is dependent upon numerous factors, including the results of the Company's marketing and sales activities, the Master Settlement Agreement escrow obligations the Company will be required to fund in 2002, and, ultimately, the success of the Company's new products initiative.

      Advertising Costs:

      Advertising costs are expensed as incurred and are included in marketing and distribution expenses. For the years ended December 31, 2001, 2000 and 1999, advertising costs were $329,000, $197,000, and $36,000, respectively.

      Use of estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

      Cash equivalents:

      For purposes of the statements of cash flows, the Company classifies all highly liquid investments with an original maturity of three months or less as cash equivalents.

      MSA Escrow fund:

      Cash deposits restricted pursuant to the Master Settlement Agreement (Note
      14) are reflected as a non-current asset in the accompanying balance sheets. All interest earned on this account is unrestricted and reflected in current earnings.


                                      F10

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.    Summary of significant accounting policies (continued):

      Inventories:

      Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

      Property, plant and equipment:

      Property, plant and equipment are recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of three to seven years for office equipment and machinery and equipment and thirty-nine years for buildings and improvements. Depreciation for barns is determined using the units of production method over the estimated useful life of ten years. Amortization of assets under capital leases are over the lease term or estimated useful life, as appropriate using the units of production method.

      Intangibles:

      Intangibles consist primarily of licensing costs, patents and trademarks and packaging design costs. Intangibles are amortized using the straight-line method over a period of 15 years for trademarks, 17 years for patents and licensing costs and 5 years for packaging design costs.

      Income taxes:

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

      Employee stock-based compensation:

      The Company has adopted the accounting provisions of Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("FAS 123"), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options).


                                      F11

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.    Summary of significant accounting policies (continued):

      Impairment of long-lived assets:

      The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the estimated future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and its fair value.

      Segment reporting:

      The Company has operations in two business segments and, as a result, has adopted Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information ("FAS131"). FAS 131 establishes standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has identified these segments based on the nature of business conducted by each. The identifiable segments are 1) the manufacture and sale of discount cigarettes and smokeless tobacco products to wholesalers, and 2) the sale of tobacco cured utilizing the Company's proprietary technology and royalties thereon. This second segment also includes costs incurred in the research and development of methods of manufacturing less toxic and potentially less harmful tobacco products.

      Effect of recent accounting pronouncements:

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of the other intangible assets within the first interim quarter after adoption of SFAS No. 142.


                                      F12

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.    Summary of significant accounting policies (continued):

      Effect of recent accounting pronouncements (continued):

      The Company adopted SFAS No. 142 effective January 1, 2002; however, the adoption of SFAS No. 142 is not expected to affect the classification or useful lives of its intangible assets nor the amounts of amortization expense or impairment losses, if any, to be recognized under the new standards.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The Company adopted this standard effective January 1, 2002. The Company does not believe adoption of this new standard will have a significant impact on its financial position, results of operations or cash flows.

      Net income per common share:

      Basic income per common share is computed using the weighted-average number of common shares outstanding.

      Diluted earnings per share is computed assuming conversion of all potentially dilutive stock options and warrants. Potential common shares outstanding are excluded from the computation if their effect is antidilutive.

      Revenue Recognition:

      Revenue is recognized when tobacco products are delivered to customers and title passes. The Company also records appropriate provisions for uncollectible accounts and credit for returns. In connection with its leaf segment, the Company currently sells low-TSNA StarCured(TM) tobacco to Brown & Williamson Tobacco Corporation at a price approximately equivalent to its purchase price. The Company is the primary obligor to the farmers, from whom the tobacco is purchased, and has general inventory risk. Due to these factors, and others, the Company records tobacco leaf sales and the related cost of sales at gross amounts. Royalty revenues are recognized when earned.

      Shipping costs:

      Shipping costs are included in marketing and distribution expenses and aggregated approximately $1,650,000, $2,700,000 and $2,000,000 in 2001,
      2000 and 1999, respectively.


                                      F13

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

2.    Inventories:

      Inventories consist of the following:

                                                            2001         2000
                                                        -----------   ----------

Tobacco leaf                                            $ 7,575,307   $2,331,981
Raw materials                                               853,418      326,492
Packaging materials                                       1,148,564    1,046,988
Finished goods                                            2,426,789    2,239,696
                                                        -----------   ----------

                                                        $12,004,078   $5,945,157
                                                        ===========   ==========

3.    Property, plant and equipment:

      Property, plant and equipment consists of the following:

                                                        2001            2000
                                                   ------------    ------------

Land                                               $    172,572    $    172,572
Buildings                                               345,134         340,139
Leasehold improvements                                1,182,960         567,991
Tobacco curing barns                                 19,899,247      25,312,445
Machinery and equipment                               4,057,011       4,047,923
Office and sales equipment                            1,260,621       1,136,203
                                                   ------------    ------------
                                                     26,917,545      31,577,273
Less accumulated depreciation                        (5,340,159)     (4,176,313)
                                                   ------------    ------------
                                                   $ 21,577,386    $ 27,400,960
                                                   ============    ============

      During 2001, the Company entered into several sale-leaseback transactions (see Note 6). Tobacco curing barns noted above include both owned and leased barns as follows:

                                                                         2001
                                                                     -----------
Tobacco curing barns owned                                           $ 9,219,342
Tobacco curing barns under capital lease
   obligations                                                        10,679,905
                                                                     -----------
                                                                     $19,899,247
                                                                     ===========

      Amortization associated with these leased barns was $759,008 in 2001 and is included in depreciation and amortization in the accompanying 2001 statement of operations.

      Idle equipment consists of "burley" tobacco curing barns currently not in use. The Company expects to continue its research regarding burley tobacco during the 2002 growing season. Based on the results of the research, the Company will make a determination of the further use of these barns. The Company could retrofit these barns to allow for the curing of flue-cured tobacco at minimal costs.


                                      F14

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

4.    Long-term supply agreement/major customer information:

      During October 1999, the Company entered into an agreement (the "Master Agreement") with Brown & Williamson Tobacco Corporation, ("B&W"), the third largest tobacco company in the U.S., and the largest affiliate of British American Tobacco, PLC, the second largest tobacco company in the world. Under the agreement, B&W agreed to purchase quantities of the Company's low nitrosamine tobacco leaf (StarCured(TM) tobacco) and evaluate the potential for that tobacco in the marketplace. Additionally, B&W agreed to finance the purchase/construction of tobacco curing barns to assist the Company in its production of low nitrosamine tobacco products to be marketed by the Company, B&W and others in the industry (see Note 5 regarding financing provided). Tobacco leaf sales to B&W were approximately $34,500,000, $45,500,000 and $9,300,000 in 2001, 2000 and
      1999, respectively.

      In April 2001, the Company and B&W entered into a Restated Master Agreement and related agreements. Key provisions of the agreements, which restate and supercede the prior agreement, are as follows:

            . B&W took over all aspects of the sales of Advance(R), the branded low-nitrosamine cigarette that was jointly developed by the Company and B&W, in return for the payment of a royalty to Star on each carton of Advance(R) sold by B&W. Effective September 2002, Star may produce and sell its own brand of low-TSNA cigarette but is prohibited from participating in the development or manufacture of low-nitrosamine cigarettes with any US Tobacco company, other than B&W, for a period of three years.

            . B&W agreed to purchase 15,000,000 pounds per year of StarCured(TM)Tobacco from Star in 2001, 2002, and 2003 at an agreed-upon price with the right to purchase additional tobacco in future years.

            . Interest-bearing loans of $4,500,000 previously granted by B&W to Star were converted to non-interest bearing indebtedness and the maturity date of all loans (including previously granted non-interest bearing loans) was extended to January 2005 (see Note 5). Intervening repayments of such indebtedness are to be effected through the tobacco purchase royalties noted above. When the debt has been reduced to less than $10,000,000, certain liens on the assets securing the loans will be released. Because these loans are to be repaid through future revenues, interest is not imputed.


                                      F15

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

4.    Long-term supply agreement/major customer information (continued):

      The following restated agreements are incorporated:

            . Hard Tobacco Agreement. This agreement outlines test marketing and a purchase right granted to B&W associated with Star's compressed powdered tobacco cigalette(TM) pieces which are designed to dissolve completely in the mouth without leaving any residue. Under the agreement, B&W would pay Star a royalty of $0.50 for each pack sold during the test market and ten-year exclusivity period, reduced by 50% subsequent to that period. Provided satisfactory test marketing is achieved, the term of the agreement is ten years, automatically renewable for seven successive ten-year periods.

            . Other Low TSNA Tobacco Royalty Agreement. In recognition of patents to which the Company is the exclusive licensee, B&W agrees to pay royalties on low nitrosamine tobacco other than StarCured(TM) tobacco purchased by B&W in the amount of $1,500,000 in 2001 and 2002. Should any patent litigation (currently Star is suing R.J. Reynolds for infringement of its low-TSNA patent) result in a final judgment requiring royalty payments by one or more of the Big 3 tobacco manufacturers, or if Star enters into a licensing agreement with one of the Big 3 tobacco manufacturers, B&W will then pay Star a royalty on other low-TSNA tobacco and StarCured(TM) tobacco at a rate equal to one-half of that royalty rate. The 2001 and 2002 royalties will be used to reduce the indebtedness to B&W. To the extent additional royalties are earned, they will be paid first in debt reduction and then in cash.

            . Amendment to Restated Loan Agreement. In addition to provisions noted above, forgiveness of any loan balances due B&W would be granted upon satisfactory completion of the hard tobacco market test, 50% of the then outstanding indebtedness, and forgiveness of the remainder of the indebtedness upon the introduction of the hard tobacco cigalett(TM) by B&W into retail outlets in at least 15 states.


                                      F16

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

4.    Long-term supply agreement/major customer information (continued):

            . Trademark license and Royalty Agreement. A license subject to a license fee of an initial $0.40 per carton is granted to Star in connection with B&W's sale and manufacture of low-TSNA Cigarettes (specifically, Advance(R)). A royalty-free exclusive right and license is also granted to B&W for the use of StarCure(TM) Inside or StarCured(TM) Mark for B&W branded tobacco products. Royalties are to be offset against the loans payable to B&W until such time as the debt is repaid and then will be paid in cash.

            . In connection with the sale-leasebacks discussed in Note 6, B&W agreed to release collateral associated with assets subject to those sale-leasebacks, provided 4/14's of the proceeds of the sale-leasebacks were remitted to B&W and used to reduce outstanding debt.

5.    Notes payable and long-term debt:

      Notes payable:

      The Company has a $7,500,000 revolving line of credit agreement. Borrowings under the line of credit are limited to 80% of eligible accounts receivable, as defined, and bear interest at a rate linked to the prime rate. The agreement places restrictions on new debt and the Company's ability to further pledge its assets and stipulates a minimum fixed charge coverage ratio, as defined. Borrowings under the line of credit are secured by substantially all assets of Star Tobacco, Inc. not otherwise pledged. There were no outstanding borrowings at December 31, 2001 or 2000.

      Notes payable at December 31, 2000 consisted of advances aggregating $15,950,000 pursuant to two credit agreements with B&W, the major domestic tobacco company discussed in Notes 1 and 4. All borrowings were collateralized by tobacco curing barns, tobacco leaf inventory, and intellectual property which were renegotiated to provide for extended maturities as noted above. The weighted average interest rate of short-term borrowings outstanding at December 31, 2000 was 3.26%.


                                      F17

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

5.    Notes payable and long-term debt (continued):

      Long-term debt consists of the following:

                                                           2001          2000
                                                       -----------   -----------

Note payable due B&W,
collateralized by tobacco
curing barns, tobacco leaf
inventory, and intellectual
property; non-interest bearing
until 2005 payable via
royalties earned and possible
debt forgiveness, as defined,
(See Note 4) through January
2005, thereafter payable in 60
monthly installments with
interest at prime plus 1%. (a)                         $23,744,990    13,200,000

Other, repaid in 2001                                           --       183,508
                                                       -----------   -----------
                                                        23,744,990    13,383,508
Less current maturities                                    775,210       111,176
                                                       -----------   -----------

                                                       $22,969,780   $13,272,332
                                                       ===========   ===========

The future maturities of long-term debt without regard to potential royalty or forgiveness reductions, are as follows:

Year ending December 31
-----------------------
         2002                                                        $   775,210
         2003                                                                 --
         2004                                                                 --
         2005                                                          4,593,956
         2006                                                          4,593,956
      Thereafter                                                      13,781,868
                                                                     -----------
                                                                     $23,744,990
                                                                     ===========

      (a) Includes previously accrued and imputed interest at December 31, 2001 of $270,733.

6.    Lease obligations:

      Sale/leaseback transactions:

      During 2001, the Company entered into several sale-leaseback arrangement transactions in which the Company retained substantially all use of the property sold. As such, gains and losses associated with those transactions, which aggregated approximately $495,000 and $68,000, respectively, have been deferred and are being amortized in proportion to the amortization of the leased assets. Net amortization of these gains and losses approximated $35,000 in 2001.


                                      F18

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

6.    Lease obligations (continued):

      The tobacco curing barns subject to the capital leases are discussed in
      Note 3. The agreements provide for total monthly payments of approximately $313,000 expiring through 2005 and are collateralized by the tobacco curing barns.

      Future minimum lease payments under capital leases are as follows:

Year ending December 31,
------------------------
         2002                                                       $ 3,760,595
         2003                                                         3,760,595
         2004                                                         3,099,642
         2005                                                           656,334
    Imputed interest                                                 (1,399,776)
                                                                    -----------
                                                                    $ 9,877,390
                                                                    ===========

      Operating leases:

      The Company leases manufacturing machinery and equipment under a non-cancelable operating lease agreement for approximately $55,000 per month. The agreement, which provided for a $1,268,559 security deposit (included in other assets in the accompanying 2001 balance sheet), is for a five-year term.

      The Company also leases its office and warehouse facilities and various vehicles and minor operating equipment under non-cancelable operating leases expiring in various years through 2010.

      The following represents the future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2001.

Year ending December 31,
------------------------
         2002                                                         $2,092,327
         2003                                                          1,881,028
         2004                                                          1,658,265
         2005                                                          1,658,265
         2006                                                            999,039
      Thereafter                                                         674,210
                                                                      ----------
                                                                      $8,963,134
                                                                      ==========

      Rent expense for all operating leases was approximately $2,096,000, $1,553,000 and $153,000, for the years ended December 31, 2001, 2000 and
      1999, respectively.


                                      F19

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

      Common stock:

      During 2001, the Company reduced the par value of its authorized common stock from $.01 per share to $.0001 per share.

      Common stock warrants:

      Common stock warrants issued, redeemed and outstanding during the years ended December 31, 2000 and 2001 are as follows:

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                                       Price Per
                                                            Number       Share
                                                           --------    --------
Issued during 1998 pursuant to private placements
of stock and outstanding January 1, 2000                    976,880    $   2.00

Exercised during 2000                                      (976,880)   ($  2.00)
                                                           --------    --------

Outstanding and exercisable at
   December 31, 2000 and 2001                                    --    $     --
                                                           ========    ========


                                      F20

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

7.    Stockholders' equity (continued):

      Stock option plans:

      The Company has adopted a 1998 Stock Option Plan and a 2000 Equity Incentive Plan (the "Plans") which provide for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. The Plans provide for grants of both qualified and non-qualified stock options to purchase up to 8,000,000 shares at a purchase price equal to the fair market value on the date of grant in the case of qualified options granted to employees.


                                      F21

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

7.    Stockholders' equity (continued):

      Stock option plans (continued):

      Common stock options and warrants issued, redeemed and outstanding during the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                                       Price Per
                                                           Number        Share
                                                         ----------    --------
Outstanding January 1, 1999                                      --    $     --

Options issued during 1999                                3,258,406        2.17
                                                         ----------    --------

Outstanding January 1, 2000                               3,258,406        2.17

Options issued during 2000                                1,200,000        4.10

Warrants issued during 2000 to patent counsel               210,526        2.38

Options exercised during 2000                               (15,000)      (1.66)

Options forfeited during 2000                               (33,406)      (8.56)
                                                         ----------    --------

Outstanding December 31, 2000                             4,620,526        2.84

Options forfeited during 2001                              (300,000)      (7.00)

Options issued during 2001                                  719,236        2.23
                                                         ----------    --------

Options and warrants outstanding at
   December 31, 2001*                                     5,039,762    $   2.23
                                                         ==========    ========

*535,526 options were issued outside of the Plans.

The following table summarizes information for options and warrants outstanding and exercisable at December 31, 2001.

                  Options and Warrants Outstanding                 Exercisable
             -------------------------------------------   --------------------------
 Range of                 Weighted Avg.    Weighted Avg.               Weighted Avg.
  Prices       Number    Remaining Life   Exercise Price     Number    Exercise Price
----------   ---------   --------------   --------------   ---------   --------------
$1.00-2.00   2,835,000      7.92 yrs.         $1.78        2,360,000       $1.77
 2.01-3.00     994,762      7.04 yrs.          2.44          894,762        2.43
 3.01-4.00   1,085,000      7.92 yrs.          3.82          766,805        3.91
 4.01-5.00     125,000      7.13 yrs.          4.18          125,000        4.18
             ---------      ---------         -----        ---------       -----
$1.00-5.00   5,039,762      7.97 yrs.         $2.47        4,146,567       $2.44
             =========      =========         =====        =========       =====


                                      F22

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

7.    Stockholders' equity (continued):

      Stock option plans (continued):

      Weighted average grant date fair values are as follows:

                                       Number of       Exercise       Grant date
                                        Options          Price        fair value
                                       ---------       ---------      ----------
2001
  Exercise price:
    Equals market                         99,000       $    1.92       $     .24
    Exceeds market                       585,236       $    2.24       $     .30
    Less than market                      35,000       $    3.02       $     .51

2000
  Exercise price equals market         1,410,526       $    2.17       $     .66

1999
  Exercise price equals market         3,210,000       $    4.10       $     .25

      In addition to stock options granted in 1999, the Company granted a stock purchase right to acquire 2,000,000 shares of common stock at $1.00 per share. This stock purchase right was accounted for as an option (see Note 14 - Employment Agreement) and had a grant-date fair value of $48,400.

      The fair value of options and the stock purchase right granted in 1999 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                      2001             2000             1999
                                   ----------       ----------       ----------
Expected life of options           2.53 years       2.25 years       1.25 years
Risk free interest rate               4.14%            6.24%            5.03%
Expected volatility                    50%              50%              39%
Expected dividend yield                 0%               0%               0%

      Total stock-based compensation (stock, stock options and warrants) cost recognized is as follows:

                                            2001          2000           1999
                                          --------     ----------     ----------
Employee                                  $282,648     $  258,166     $  265,618
Non-employee consultants and
   directors                               248,402        320,726        447,622
Charitable institutions                         --             --        768,642
Patent costs (capitalized)                      --         69,800             --
                                          --------     ----------     ----------
                                          $531,050     $  648,692     $1,481,882
                                          ========     ==========     ==========


                                      F23

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

8.    Earnings per share:

      The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                           2001           2000           1999
                                       -----------    -----------    -----------

Net income                             $ 3,024,548    $10,040,519    $11,514,630
                                       ===========    ===========    ===========
Denominator for basic earnings per
     share-weighted average shares      59,741,600     59,008,127     36,207,390
Effect of dilutive securities:
     Preferred stock                            --             --     11,536,747
     Warrants outstanding (a)                   --             --        729,621
     Stock options outstanding (a)         650,826      1,636,934      1,828,240
                                       -----------    -----------    -----------

Denominator for diluted earnings
     per share-weighted average
     shares adjusted for dilutive
     securities                         60,392,426     60,645,061     50,301,998
                                       ===========    ===========    ===========

Earnings  per common share - basic     $       .05    $       .17    $       .32
                                       ===========    ===========    ===========

Earnings per common share - diluted    $       .05    $       .17    $       .23
                                       ===========    ===========    ===========

      (a) Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

                                                2001         2000         1999
                                             ---------    ---------    ---------
Stock options                                4,724,410    3,023,066    1,430,166
Warrants                                            --           --      247,259

9.    Income taxes:

      Net deferred tax assets and liabilities consist of the following:

                                                        2001            2000
                                                    -----------     -----------
Deferred tax assets:
   Net operating loss carryforwards (subject
      to annual limitation)                         $   330,000     $   380,000
   Expenses not currently deductible                     50,000         400,000
   Other                                                 45,000          20,000
                                                    -----------     -----------
                                                        425,000         800,000
                                                    -----------     -----------
Deferred tax liabilities:
   Differing bases in property, plant and
      equipment for tax and financial reporting
      purposes                                       (1,480,000)     (1,280,000)
   Tax imputed interest                                      --        (100,000)
                                                    -----------     -----------
                                                     (1,480,000)     (1,380,000)
                                                    -----------     -----------
                                                    ($1,055,000)    ($  580,000)
                                                    ===========     ===========


                                      F24

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

9.    Income taxes (continued):

      Net deferred tax assets are reflected in the accompanying balance sheets as follows:

                                                             2001        2000
                                                          ----------    --------

Current asset                                             $   50,000    $320,000
                                                          ==========    ========

Non-current liability                                     $1,105,000    $900,000
                                                          ==========    ========

      Income tax expense consists of the following:

                                           2001          2000           1999
                                        ----------    ----------    -----------
Current:
   Federal                              $1,309,000    $3,420,000    $ 6,598,500
   State                                   200,000       630,000      1,351,500
                                        ----------    ----------    -----------
                                         1,509,000     4,050,000      7,950,000
Deferred                                   475,000     2,966,000     (1,061,000)
Increase (decrease) in valuation
   allowance (a)                                --            --     (1,325,000)
                                        ----------    ----------    -----------

                                        $1,984,000    $7,016,000    $ 5,564,000
                                        ==========    ==========    ===========

      (a) During 1999, the Company reevaluated the deferred tax asset valuation allowance based on the Company's current operations and determined that it was more likely than not that these deferred tax assets would be recoverable and, as such, decreased the previously recorded valuation allowance.

      The provision for income tax expense varies from that which would be expected based upon applying the statutory federal rate to pre-tax accounting income as follows:

                                                  2001        2000        1999
                                                 ------      ------      ------
Statutory federal rate                               34%         34%         34%
Non-deductible compensation
   for stock options and grants                       3           2           4
State tax provision, net of federal
   benefit                                            4           5           3
Non-deductible officer
   compensation                                      --          --           4
Change in deferred tax
   asset valuation allowance                         --          --         (12)
                                                 ------      ------      ------
                                                     41%         41%         33%
                                                 ======      ======      ======


                                      F25

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

9.    Income taxes (continued):

      At December 31, 2001 the Company had a net operating loss carryforward of approximately $880,000, which expires from 2003 through 2009. As a result of previous changes in the Company's ownership, the net operating loss carryforward utilization is limited to $116,320 annually.

10.   Related party transactions:

      The Company has entered into certain transactions with companies and trusts that are owned by members of management and stockholders. The following is a summary of the significant related party transactions for the years ended December 31, 2001, 2000 and 1999.

                                             2001          2000          1999
                                          ----------    ----------    ----------
Business travel - aircraft expense        $  258,992    $  191,680    $  290,020
Legal fees (c)                            $1,099,559    $1,946,159    $  940,000
Advances to officer outstanding (a) (d) $ 800,000 $ 800,000 $1,087,806 Collection of advance funded through
   compensation expense                   $       --    $  287,806    $       --
Note receivable, officer (d)
   (See Note 14-Employment
   Agreement)                             $2,000,000    $2,000,000    $2,000,000
Notes receivable, officers (d) (f)        $  600,000    $       --    $       --
Interest receivable on stock note
   receivable officers (b)                $  119,419    $  285,303    $   94,889
Interest income on officer notes
   and advances                           $  185,030    $  190,914    $   94,889
Consulting fees paid
   to organization controlled
   by an officer/director (e)             $   96,000    $   96,000    $       --
Tobacco purchases from/
   commissions paid to organization
   controlled by an officer/director
   for processing tobacco                 $       --    $1,688,896    $  627,577
Tobacco sales to an organization
   controlled by an officer/director      $       --    $  709,478    $  578,683
Consulting fees paid to directors         $   25,000    $  142,000    $       --

(a) Unsecured note receivable due from officer, bearing interest at 5.66%. 1999 note collected in 2000 via compensation reduction; 2000 note matures December 31, 2002.
(b) Included in prepaid expenses and other current assets in the accompanying balance sheets.
(c) The Company paid legal fees to Paul Hastings, Janofsky & Walker LLP with respect to various legal matters. An executive officer of the Company was until March 31, 2001 senior counsel and a former partner of such firm but received no compensation from the firm for work undertaken on behalf of the Company.
(d) Presented as a reduction in stockholders' equity in the accompanying balance sheets.
(e) Consulting fees paid to Chayet Communications, Inc. for communications consulting, which ended December 31, 2001.
(f)   Due August 2005, interest at prime plus 1% due annually.


                                      F26

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

10.   Related party transactions (continued):

      Effective January 1, 1998, Star entered into a license agreement with Regent Court Technologies, LLC, of which the Company's founder and Chief Executive Officer, and the beneficiary of the O'Donnell Trust, which is the Company's largest stockholder, are the owners. Pursuant to this license agreement, Star has the exclusive world-wide rights to produce and sell tobacco products with low-TSNA (tobacco specific nitrosamines) tobacco. In connection with this agreement, Star is obligated to pay royalties equal to 2% of all product sales (less certain costs incurred by the Company) and 6% of any royalty income earned from sublicensing (less certain costs incurred by the Company). Since the costs incurred by the Company were in excess of the royalty obligations there were no royalties due under this agreement for 2001, 2000 or 1999.

11.   Employee benefit plan:

      The Company is the sponsor of a defined contribution retirement plan under
      Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 15% of their annual compensation. The Company may make an annual discretionary contribution. The Company made contributions of approximately $192,000, $79,000 and $44,000 in 2001, 2000 and 1999,
      respectively.

12.   Segment reporting:

      The Company's reportable segments are strategic business units that offer different products and have separate management teams. Commencing in 2000, these segments are 1) the manufacture and sale of discount cigarettes and smokeless tobacco products and 2) the sale of tobacco cured using licensed technology. Financial information by business segment is as follows:

                                                        2001
                                   ---------------------------------------------
                                                      Discount
                                                     Cigarettes
                                                    and Smokeless
                                       Leaf            Tobacco
                                     Tobacco          Products      Consolidated
                                   ------------     ------------    ------------
Sales                              $ 35,979,030     $138,804,393    $174,783,423
                                                                    ============

Cost of sales                        37,078,541       42,469,939    $ 79,548,480
Excise taxes                                 --       58,822,304      58,822,304
                                   ------------     ------------    ------------
Gross profit (loss)                ($ 1,099,511)    $ 37,512,150    $ 36,412,639
                                   ============     ============    ============
Depreciation                          2,433,269          480,119    $  2,913,388
                                                                    ============
Research and development              3,800,959          284,845    $  4,085,804
                                                                    ============

Property and equipment               20,257,444        1,319,942    $ 21,577,386
                                                                    ============

Capital expenditures                    861,792           93,299    $    955,091
                                                                    ============

Total assets                         33,596,298       45,742,722    $ 79,339,020
                                                                    ============


                                      F27

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

12.   Segment reporting (continued):

                                                      2000
                                   ---------------------------------------------
                                                    Discount
                                                   Cigarettes
                                                  and Smokeless
                                      Leaf           Tobacco
                                     Tobacco         Products       Consolidated
                                   -----------     ------------     ------------
Sales                              $46,224,079     $176,827,101     $223,051,180
                                                                    ============

Cost of sales                       42,092,907       51,858,627     $ 93,951,534
Excise taxes                                --       83,591,686       83,591,686
                                   -----------     ------------     ------------
Gross profit                       $ 4,131,172     $ 41,376,788     $ 45,507,960
                                   ===========     ============     ============
Depreciation                         1,771,633          439,510     $  2,211,143
                                                                    ============
Research and development             1,702,310               --     $  1,702,310
                                                                    ============

Property and equipment              25,654,681        1,746,279     $ 27,400,960
                                                                    ============

Capital expenditures                18,357,023          313,713     $ 18,670,736
                                                                    ============

Total assets                        27,671,956       41,795,280     $ 69,467,236
                                                                    ============

13.   Fair value of financial instruments, concentrations and credit risk:

      Fair value of financial instruments:

      The estimated fair value of cash and cash equivalents, trade receivables, MSA Escrow funds, long-term debt and trade payables approximate the carrying amount due to their short-term nature or variable interest component. The estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.


                                      F28

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

13. Fair value of financial instruments, concentrations and credit risk (continued):

      Fair value of financial instruments (continued):

      The estimated fair value of notes payable at December 31, 2001, is summarized as follows:

                                                                2001
                                                  ------------------------------
                                                    Carrying          Estimated
                                                     Amount           Fair Value
                                                  -----------        -----------
Notes payable                                     $23,744,990        $18,500,000

      Differences between fair value and carrying amount are primarily due to instruments that provide fixed interest or zero interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates.

      Concentrations:

      Star had tobacco leaf sales to a major domestic tobacco company (B&W) which represented approximately 21%, 21% and 9% of net leaf sales in 2001, 2000 and 1999, respectively in the leaf segment. Star had purchases from this same company which represented 54%, 32% and 21% of cost of sales in 2001, 2000 and 1999, respectively. The Company also borrowed $15,950,000 and $7,172,000 in 2000 and 1999, respectively, from this same company to finance property, plant and equipment acquisitions (see Notes 4 and 5).

      Credit risk:

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

      The Company maintains its cash and cash equivalents balances in three financial institutions. Each of the balances in the domestic banks are insured by the Federal Deposit Insurance Corporation up to $100,000.

      Trade accounts receivable result from sales of tobacco products to its various customers throughout the United States. Credit is extended to customers after an evaluation for credit worthiness; however, the Company does not require collateral or other security from customers.


                                      F29

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

14.   Commitments, contingencies, and other matters:

      Obligations under master settlement agreement:

      In November 1998, 46 states and several U.S. territories entered into a settlement agreement (the "Master Settlement Agreement" or "MSA") to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a nonparticipating manufacturer, the Company is required to satisfy certain purported escrow obligations under statutes which the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called "level playing field" statutes require nonparticipating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such nonparticipating tobacco manufacturers. Under these statutes the Company is obligated to place an amount equal to $1.88 per carton for 1999, $2.09 in 2000, $2.72 for 2001 and 2002, $3.35 for 2003 through 2006 and $3.77 thereafter, in escrow accounts for sales of cigarettes occurring in the prior year in each such state after the effective date of each state specific statute. An inflation adjustment is also added to these deposits at the higher of 3% or the Consumer Price Index each year. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in some states. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. Also, absent a challenge to the state specific statutes or some accommodation as to the escrow amounts, the failure to place the required amounts in escrow could result in penalties to the Company and potential restrictions on its ability to sell tobacco products within particular states. Since all of the MSA states have passed the so-called "level playing field" statutes, the Company expects that a material portion of its cigarette sales will continue to be subject to such purported escrow obligations.


                                      F30

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

14.   Commitments, contingencies, and other matters (continued):

      Obligations under master settlement agreement (continued):

      As of January 1, 2000, thirty-eight states and the District of Columbia had adopted so-called model "level playing field" statutes. As of January 1, 2001, all forty-six MSA states had adopted model "level playing field" statutes. It is anticipated that after funding escrow accounts for 2001 sales that the Company will have deposited a total of approximately $32,000,000 into escrow under protest. In addition to the escrow deposits associated with the Company's direct customer sales, the Company has, under protest, been required to make additional escrow deposits related to sales of the Company's cigarettes subsequently made by the Company's direct customers in other states ("indirect sales") of approximately $3,800,000 in 2001 and the first quarter of 2002. Based on its prior experience, the Company expects that it may continue to be subject to additional escrow obligations related to indirect sales which occurred from 1999 through 2001. However, the Company is not presently able to estimate the amount of this obligation. All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits.

      In addition to the "level playing field" statutes, a number of states have recently enacted statutes that require nonparticipating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact on its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow.


                                      F31

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

14.   Commitments, contingencies, and other matters (continued):

      Obligations under master settlement agreement (continued):

      After almost two years of negotiations with the National Association of Attorneys General ("NAAG"), the Company concluded that the NAAG had little interest in working with Star to come to a reasonable solution under which the Company could become a participant in the MSA. Accordingly, on December 15, 2000, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia requesting that the court declare both the MSA and Virginia's Qualifying Statute unconstitutional and, therefore, invalid. The Company's complaint challenges the MSA on the grounds that it violates the Interstate Compact Clause and the Commerce Clause of the Constitution of the United States. It challenges the Qualifying Statute on the grounds that it violates the Equal Protection, Due Process, Takings and Commerce Clauses of the Constitution. Neither Virginia Attorney General Kilgore nor any other state attorney general has ever charged the Company with the tortuous and unlawful conduct asserted against other cigarette manufacturers in lawsuits by various states which led to the execution of the MSA. Despite the absence of any claim against the Company, which is focused primarily on producing less toxic and potentially less hazardous tobacco and tobacco products, the MSA and the Qualifying Statute impose a severe burden on its research and development activities.

      On March 12, 2001, the District Court heard oral argument on the Commonwealth's Motion to Dismiss, after both sides exchanged briefs on all the constitutional and related issues. On March 26, 2001, the District Court dismissed the Company's complaint, but in its opinion, the District Court did note the Star "must now suffer as a result of the bad faith of previous market entrants." The District Court further noted that Star "has never been accused of the fraudulent, collusive and intentionally dishonest activities of the Big Four," "was not even in existence during the bulk of the time that these activities were occurring," and has taken "every step to provide complete disclosure about the harmful nature of its products." The District Court also stated that the "financial burden on Star and others like it may hamper efforts to develop new tobacco technologies." The Company promptly appealed the District Court's ruling.

      On January 22, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court and later denied the Company's request for rehearing. The Company plans to file a petition for writ of certiorari with United States Supreme Court asking that Court to review the case, given its continuing belief that the MSA and the Virginia Qualifying Statute are constitutionally flawed.


                                      F32

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

14.   Commitments, contingencies, and other matters (continued):

      Obligations under master settlement agreement (continued):

      On June 12, 2001, Star filed a second lawsuit challenging the MSA and Indiana's Qualifying Statute in the United States District Court for the Southern District of Indiana, which suit raised claims similar to those in the complaint in the Commonwealth of Virginia. The Indiana lawsuit also raised the contention that Star is not subject to any escrow obligation in Indiana because it has no substantial nexus to the state, and Star moved for a preliminary injunction on this issue. On August 20, 2001, the District Court issued a ruling denying the motion for preliminary injunction and dismissing the substantial nexus claim. At the same time, the court deferred ruling on the remainder of the claims pending further development of the record and a ruling by the U.S. Court of Appeals for the Fourth Circuit in the Company's challenge to the MSA and the Virginia Qualifying Statute.

      Other litigation:

      On May 23, 2001, the Company filed a patent infringement action, Star Scientific, Inc. v. R.J. Reynolds Company, against R.J. Reynolds Tobacco Company in the United States District Court for the District of Maryland. The action has been brought to enforce the Company's rights under a United States Patent issued on March 20, 2001.

      On November 19, 2001, the Judge in the Maryland Case denied R.J. Reynold's Motion to Dismiss and its Motion to Strike and granted Star Scientific's Motion for Leave to File a Supplemented Complaint. On December 4, 2001, R.J. Reynolds filed its answer and counterclaim, denying the principal allegations in Star Scientific's complaint, asserting various affirmative defenses, and seeking a declaratory judgment that the patent is invalid and that R.J. Reynolds has not infringed any claim of the patent.

      This case has now proceeded to the discovery phase. The discovery deadline is September 30, 2002. Dispositive motions, if any, are due on December 1, 2002 and the trial date has yet to be set by the court.


                                      F33

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

14.   Commitments, contingencies, and other matters (continued):

      Other litigation (continued):

      In July 2001, an individual filed a lawsuit against the Company in San Diego County Superior Court, pursuant to California Business and Professional Code Section 17200. Plaintiff alleges that the Company failed to fully comply with California's Qualifying Statute, despite the fact that the Company deposited approximately $882,000 into escrow for sales of cigarettes in California in 2000. The Company moved to dismiss the complaint on the basis that any determination as to deposits into escrow rested with the Attorney General's office. To date, the Court has taken this issue under review and has asked the Attorney General's office for its position. In response to this inquiry, the Attorney General's office indicated that it does not intend to intervene in the case and that if it turns out that it has any dispute with the Company over its escrow obligation it would raise this with the Company and give it a reasonable opportunity to make any additional deposits required, before taking any action against it. Based on the response from the Attorney General's office the Company is moving to dismiss the action or stay the case.

      Since the introduction of ARIVA(TM), two petitions have been filed with the FDA seeking to have ARIVA(TM) regulated as a drug product and/or as a food. Because ARIVA(TM) is a smokeless tobacco product that is intended to provide tobacco satisfaction, the Company believes the FDA lacks any authority to regulate ARIVA(TM) based on the March 21, 2000 decision of the Supreme Court which held that Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Star has advised the FDA that it believes the petitions are without merit and its legal team will be filing responses in a timely fashion.

      Employment Agreement:

      During April 1999, the Company entered into an employment agreement with Paul L. Perito, Esq. currently the Company's Chairman, President and Chief Operating Officer (the "officer"), which expires June 15, 2002. In addition to a $1,000,000 base salary, the agreement, as amended, provides for annual performance bonuses as approved by the compensation committee.


                                      F34

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

14.   Commitments contingencies and other matters (continued):

      Employment Agreement (continued):

      The agreement also granted the officer the right to purchase 2,000,000 shares of the Company's common stock at $1 per share, and the Company agreed to finance the purchase with a loan bearing interest at 7% (due annually) and all principal due July 2005. The stock purchase occurred in 1999, and the related $2,000,000 note receivable is presented as a reduction of stockholders' equity in the accompanying balance sheets. Since the note is non-recourse with respect to accrued unpaid interest and 85% of the principal, this stock purchase right has been accounted for as an option. The Company has recognized interest income of approximately $95,000, $140,000 and $134,000 during 2001, 2000 and 1999, respectively, in connection with the note. In connection with the aforementioned agreement, the officer was also granted qualified stock options to purchase 1,000,000 shares of stock at $1.68 per share, the price of the Company's common stock on the date of grant. Such options vested immediately.

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


                                      F35

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

14.   Commitments contingencies and other matters (continued):

      Employment Agreement (continued):

      On October 6, 2000, the Company entered into an employment agreement with David Dean, as the Vice President of Sales and Marketing, which expired on December 31, 2001. In addition to a $250,000 base salary, the agreement provided for a commission on the sale of cigarettes made by the Company up to a maximum of $250,000 per year during 2000 and 2001. The agreement with Mr. Dean also granted him the right to purchase 350,000 shares of the Company's common stock at $4.00 per share, of which 175,000 options vested as of the date of the employment agreement, and the remaining balance of 175,000 options, vested in equal monthly increments over the twelve-month period following execution of the employment agreement. Upon termination by the Company of Mr. Dean's employment without Cause or by Mr. Dean for Good Reason (as defined in the employment agreement), the agreement provided that the Company would be obligated to pay to Mr. Dean all salary and commissions that would be due under the employment agreement through the end of the term of the employment agreement. Under the terms of Mr. Dean's employment agreement, termination for Good Reason included, but was not limited to, certain transactions resulting in a change in voting control of the Company or a disposition of a majority of the Company's income producing assets. Furthermore, in the event Mr. Dean did not accept the position of president and chief operating officer of ST in the event of a sale of ST, Mr. Dean could terminate his employment for Good Reason. The Company is currently negotiating a new form of employment agreement with David Dean as the Vice President of Sales and Marketing.

      On September 15, 2000, the Company entered into an employment agreement with Christopher G. Miller, the Chief Financial Officer, which was to expire on September 15, 2002, with certain renewal options. In addition to a $120,000 base salary, the agreement provided for annual performance bonuses as approved by the Compensation Committee. The agreement with Mr. Miller also granted him the right to purchase 50,000 shares of the Company's common stock at $4.00 per share, of which 25,000 shares vested on September 15, 2001 and 25,000 shares vest on September 15, 2002. As of March 15, 2001, the Company entered into an Amended and Restated Employment Agreement with Mr. Miller, which expires on March 15, 2003, with certain renewal options. In addition to a base salary of $225,000, the agreement provides for performance bonuses as approved by the Compensation Committee. This amended and restated agreement supercedes the September 15, 2000 employment agreement, except as to the option granted to Mr. Miller under that agreement. The amended and restated agreement also grants him the right to purchase 250,000 shares of the Company's common stock at $1.844 per share, of which 100,000 options vest immediately, 100,000 vest on March 15, 2002 and 50,000 vest on September 15, 2002. Upon termination by the


                                      F36

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

14.   Commitments contingencies and other matters (continued):

      Employment Agreement (continued):

      Company of Mr. Miller's employment without cause, the Company will be obligated to pay to Mr. Miller severance payments equal to six months salary, paid on a monthly basis. Furthermore, if there is a change of control of the Company (as defined in the employment agreement) and Mr. Miller's agreement does not continue in effect after such a change in control, the Company will, within 60 days of notifying Mr. Miller of such termination, pay to Mr. Miller (a) a lump sum payment equal to all salary then due and payable and (b) severance payments equal to six months salary paid on a monthly basis.

      On March 30, 2001, the Company entered into an employment agreement with Robert E. Pokusa, the General Counsel, which is to expire on March 30, 2003. The agreement provides for a base salary of $385,000 and for discretionary annual bonuses as approved by the Company's Chief Operating Officer and the Chief Executive Officer. The agreement also grants Mr. Pokusa the right to purchase 50,000 shares of the Company's common stock at $1.4688 per share of which 25,000 shares vested on March 30, 2001 and 25,000 vest on March 30, 2002. Upon termination by the Company of Mr. Pokusa's Employment Agreement without cause, the Company will be obligated to pay severance payments equal to six months salary, paid on a monthly basis. Furthermore, if there is a change in control of the Company (as defined in the Employment Agreement), and Mr. Pokusa's agreement does not continue in effect after such change of control, the Company will, within 60 days of notifying Mr. Pokusa of such termination, pay Mr. Pokusa (a) a lump sum payment equal to all salary then due and payable and (b) severance payments equal to six months salary, paid on a monthly basis.


                                      F37

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

15.   Quarterly results (unaudited):

      The following is a summary of unaudited results of operations for the years ended December 31, 2001 and 2000:

                            March          June        September      December
                          ----------    ----------    ----------     ----------
2001
----
  Revenues                37,374,606    43,660,976    57,478,381     36,269,460
  Gross profit             9,931,307    11,874,811     9,502,554      5,103,967
  Net income               2,418,493     2,698,278       511,291     (2,603,514)
  EPS - Basic                    .04           .05           .01           (.04)
  EPS - Diluted                  .04           .05           .01           (.04)

                            March          June        September      December
                          ----------    ----------    ----------     ----------
2000
----
  Revenues                46,513,142    42,238,508    75,600,259     58,699,271
  Gross profit             9,831,419    10,695,034    15,550,340      9,431,167
  Net income               2,005,262     1,726,913     4,687,223      1,621,121
  EPS - Basic                    .03           .03           .08            .03
  EPS - Diluted                  .03           .03           .08            .03

      Per share amounts for each quarter are required to be computed independently and, therefore, may not equal amounts computed on an annual basis.


                                      F38

                      STAR SCIENTIFIC, INC. AND SUBSIDIARY
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                           DECEMBER 31, 2001 AND 2000

           Column A              Column B              Column C              Column D      Column E
-----------------------------------------------------------------------------------------------------
                                                  (1)           (2)

                                Balance at    Charged to     Charged to                    Balance at
                               beginning of   costs and   other accounts,   Deductions,      end of
         Description              period       expenses       describe       describe *      period
-----------------------------------------------------------------------------------------------------
            2001

Accumulated Depreciation of
Property Plant and Equipment    $4,176,313     2,913,388                     1,749,542*    $5,340,159

Accumulated Amortization of
Patents and Trademarks          $  236,017        95,789                                   $  331,806

            2000

Accumulated Depreciation of
Property Plant and Equipment    $1,988,658     2,211,143                        23,488*    $4,176,313

Accumulated Amortization of
Patents and Trademarks          $  205,216        30,801                                   $  236,017

* - Accumulated depreciation on disposals


                                      F39