Form 10-Q
period 2002-03-31
STAR SCIENTIFIC INC
filed 2002-05-15
CIK 776008

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

At April 30, 2002, there were 59,741,481 shares outstanding of the Registrant's common stock, par value $.0001 per share.

                                Table of Contents


                                                                                                        Page

PART I         Item 1 - Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
               and December 31, 2001                                                                      3

               Condensed Consolidated Statements of Operations for the three months
               ended March 31, 2002 and 2001 (Unaudited)                                                  4

               Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 2002 and 2001 (Unaudited)                                                  5

               Notes to Condensed Consolidated Financial Statements                                       6

               Item 2 - Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                          9

               Item 3 - Quantitative and Qualitative Disclosure on Market Risk                           12

PART II        Item 2 - Changes in Securities and Use of Proceeds                                        13

               Item 6 - Exhibits and Reports on Form 8-K                                                 13

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2002 AND 2001



                                                                    March 31,           December 31,
                                                                      2002                  2001
                                                                      ----                  ----
                                                                  (unaudited)


ASSETS
------
Current assets:
    Cash and cash equivalents                                    $ 5,019,643            $ 3,084,612
    Accounts receivable, trade                                     6,761,887              3,188,412
    Inventories                                                   12,456,603             12,004,078
    Prepaid expenses and other current
      Assets                                                       1,297,004                371,715
    Refundable Income Tax                                          1,367,129              2,264,516
    Deferred tax asset                                               827,000                 50,000
                                                                 -----------            -----------
Total current assets                                              27,729,266             20,963,333

Property, plant and equipment, net                                23,397,804             21,577,386
Idle Equipment                                                     2,071,800              2,071,800
MSA Escrow Fund                                                   28,808,334             28,444,280
Intangibles, net of accumulated
    amortization                                                     979,950                985,585
Deposits on Property and equipment                                 2,382,378              3,697,214
Other assets                                                       1,598,578              1,599,422
                                                                 -----------            -----------
Total Assets                                                     $86,968,110            $79,339,020
                                                                 ===========            ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Current maturities of long-term debt                         $   392,473            $   775,210
    Accounts payable, trade                                       11,078,771             11,898,944
    Current maturities of Capital Lease obligations                4,000,784              3,029,567
    Federal excise taxes payable                                   4,284,556              1,841,637
    Accrued expenses                                               1,409,523              1,888,789
                                                                 -----------            -----------
Total current liabilities                                         21,166,107             19,434,147

Notes payable, less current maturities                            22,014,671             22,969,780
Capital Lease obligations                                         12,485,622              6,847,823
Deferred Gain on Sale-Leaseback                                      570,766                457,867
Deferred tax liability                                             1,520,000              1,105,000
                                                                 -----------            -----------
Total liabilities                                                 57,757,166             50,814,617
                                                                 -----------            -----------

Stockholders' equity:
    Common stock/1/                                                    5,974                  5,974
    Additional paid-in capital                                    14,773,955             14,665,456
    Retained earnings                                             17,831,015             17,252,973
    Notes receivable, officers                                    (3,400,000)            (3,400,000)
                                                                 -----------            -----------
Total stockholders' equity                                        29,210,944             28,524,403
                                                                 -----------            -----------
                                                                 $86,968,110            $79,339,020
                                                                 ===========            ===========


/1/   $.0001 par value, 100,000,000 shares authorized, 59,741,481 shares issued and outstanding

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



                                                                          Three Months Ended March 31,
                                                                           2002                   2001
                                                                           ----                   ----
                                                                        (Unaudited)           (Unaudited)


Net sales                                                                $33,549,218            $37,374,606
                                                                         -----------            -----------
Less:
   Cost of goods sold                                                     10,189,188             11,043,087
   Excise taxes on products                                               14,736,078             16,400,212
                                                                         ----------             -----------
Gross profit                                                               8,623,952              9,931,307
                                                                         -----------            -----------

Operating expenses:
   Marketing and distribution expenses                                     3,536,325              2,365,648
   General and administrative expenses                                     3,699,773              2,923,121
   Research and development                                                  219,301                588,265
                                                                         -----------            -----------
Total operating expenses                                                   7,455,399              5,877,034
                                                                         -----------            -----------
Operating income                                                           1,168,554              4,054,273
                                                                         -----------            -----------

Other (income) expenses:
   Interest expense (net of interest income)                                (178,513)                53,966
   Other                                                                          --                 (2,686)
   Gain/Loss on Asset Sale                                                    36,501                     --
                                                                         -----------            -----------
   Income from continuing operations before
     income taxes                                                          1,026,542              4,002,993
   Income tax expense                                                        448,500              1,584,500
                                                                         -----------            -----------
Net income                                                               $   578,042            $ 2,418,493
                                                                         ===========            ===========

Basic income per common share:
Net income                                                                     $0.01                  $0.04
Diluted income per common share:
Net income                                                                     $0.01                  $0.04
Weighted average shares outstanding                                       59,741,481             59,741,460
Diluted weighted average shares outstanding                               60,291,438             61,769,523



                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 2002 AND 2001



                                                                      Three Months Ended March 31,
                                                                       2002                 2001
                                                                       ----                 ----
                                                                   (Unaudited)           (Unaudited)


Operating activities:
   Net income                                                      $   578,042            $ 2,418,493
   Adjustments to reconcile net income
        to net cash used in operating activities:
     Depreciation and amortization                                     193,634                182,624
     Deferred income taxes                                             139,000                720,000
     Gain on fixed asset disposal                                      (40,684)                   -
     Stock-based compensation expense                                  108,499                140,221
     Increase (decrease) in cash resulting from
        changes in:
        Current assets                                              (4,120,917)               972,628
        Current liabilities                                          1,316,600             (4,575,562)
                                                                   -----------            -----------
Net cash used in operating activities                               (1,825,826)              (141,596)

Investing activities:
   Purchases of property, plant and equipment                             -                  (267,812)
   Deposits on property and equipment                               (1,140,419)            (1,768,999)
   Patent costs incurred                                                (5,840)               (68,445)
                                                                   -----------            -----------
Net cash used in investing activities                               (1,146,259)            (2,105,256)
                                                                   -----------            -----------

Financing activities:
   Proceeds from credit facility                                     3,500,000                   -
   Payments on notes payable                                          (837,063)               (30,389)
   Proceeds from sale-leasebacks                                     3,339,477                   -
   Loan cost paid                                                     (731,244)                  -
                                                                   -----------            -----------
Net cash provided by (used in) financing activities                  5,271,170                (30,389)

MSA Escrow Fund                                                       (364,054)                  -

Decrease in cash and cash Equivalents                                1,935,031             (2,277,241)

Cash and cash equivalents,
   beginning of period                                               3,084,612             16,746,599
                                                                   -----------            -----------
Cash and cash equivalents,
   end of period                                                   $ 5,019,643            $14,469,358
                                                                   ===========            ===========

Supplemental disclosure of cash flow
  information:
  Cash paid during the year for:
     Interest                                                      $   307,508            $   286,036
                                                                   ===========            ===========

     Income taxes                                                  $   108,525            $ 1,684,500
                                                                   ===========            ===========


                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Accounting Policies:

The financial statements of Star Scientific, Inc. ("Star Scientific" or the "Company") and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2001.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results for a full year.

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

As of January 1, 2001, all forty-six MSA states had adopted model "level playing field" statutes. As noted above, under these statutes, the Company is required to place funds in escrow for each cigarette sold in a state that is a member of the MSA. After funding escrow accounts for 2001 sales, the Company has deposited a total of approximately $33,500,000 into escrow under protest. In addition to the escrow deposits associated with the Company's direct customer sales, the Company has, under protest, been required to make additional escrow deposits related to sales of the Company's cigarettes subsequently made by the Company's direct customers in other states ("indirect sales"). In 2001 and in the first quarter of 2002, the Company made approximately $3,800,000 in escrow payments in connection with indirect sales that occurred in 1999 and 2000. The Company has received demands for additional escrow payments after making its escrow payments for 2001 and expects that it will continue to be subject to additional escrow obligations related to indirect sales which occurred from 1999 through 2001. The Company is not presently able to estimate the amount of this obligation. However, the amount of any required escrow could be material and may require the Company to raise additional funds to meet such purported escrow obligations. All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits.

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

On June 12, 2001, Star filed a second lawsuit challenging the MSA and Indiana's Qualifying Statute in the United States District Court for the Southern District of Indiana, which suit raised claims similar to those in the complaint in the Commonwealth of Virginia. The Indiana lawsuit also raised the contention that Star is not subject to any escrow obligation in Indiana because it has no substantial nexus to the state, and Star moved for a preliminary injunction on this issue. On August 20, 2001, the District Court issued a ruling denying the motion for preliminary injunction and dismissing the substantial nexus claim. At the same time, the court deferred ruling on the remainder of the claims pending further development of the record and a ruling by the U.S. Court of Appeals for the Fourth Circuit in the Company's challenge to the MSA and the Virginia Qualifying Statute. The case has remained inactive since that time.

3.  Working Capital:

The Company believes that its existing working capital, together with anticipated earnings from its operations, available funding on existing lines of credit, and consummation of additional equipment leasing transactions during 2002, will be sufficient to meet its liquidity and capital requirements in the foreseeable future. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, any escrow obligations it may be required to comply with under the MSA, the success of the Company's new product development efforts and the other factors described under "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4.  Long Term Debt:



        Notes/capital leases payable at March 31, 2002 consist of the following:

           Note payable under a $13,200,000 credit facility restricted for the purchase of tobacco curing barns; interest accrues beginning
           January 1, 2005 at the stated rate of prime plus 1%; principal payable in 60 equal monthly installments commencing January 2005; collateralized by the Company's curing barns, leaf tobacco inventory and
           intellectual property. /A/                                                                          $6,957,928

           Note payable, non-interest bearing until January 1, 2005.  Interest accrues beginning January 2005 at prime plus 1%, payable monthly.
           Principal payable in 60 equal monthly installments commencing
           January 2005. /A/                                                                                   11,000,000

           Note payable, non-interest bearing until January 1, 2005. Interest accrues beginning January 1, 2005 at the stated rate of prime plus
           1%; principal payable in 60 equal monthly installments commencing
           January 2005. /A/                                                                                    4,950,000

           Loan balance on a $7.5 million revolving line of credit facility secured by the Company's eligible accounts receivable; effective rate of interest at stated rate of prime plus 0.5% through an initial term
           ending in January 2005.                                                                              3,500,000

           Capitalized lease obligations, payable with effective interest ranging
           from 9.0 to 10.5%, in varying installments through 2005.                                            12,485,622
                                                                                                              -----------
                                                                                                               38,893,550
           Less current maturities of long term debt                                                            4,393,257

           Notes payable, less current maturities                                                             $34,500,293
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

The annual maturities of long term debt are as follows:

                          Year ending March 31,
                          ---------------------
                                 2003                                                                           4,393,257
                                 2004                                                                           3,702,056
                                 2005                                                                           4,132,787
                                 2006                                                                           4,760,855
                                 2007                                                                           4,581,585
                              Thereafter                                                                       17,323,010
                                                                                                              -----------

                                                                                                              $38,893,550
                                                                                                              ===========

5.  Income tax expense consists of the following:

                                                                                        2002           2001
                                                                                        ----           ----

           Current                                                                    $309,500        $864,500
           Deferred                                                                    139,000         720,000
                                                                                      --------      ----------
                                                                                      $448,500      $1,584,500
                                                                                      ========      ==========

6.  Segment information:



                                                                              Segment of Business
                                                                              -------------------

                                                                    Three months ended March 31, 2002
                                                                    ---------------------------------

                                                           Discount Cigarettes/
                                                            Smokeless Products           Tobacco Leaf        Consolidated
                                                           --------------------          ------------        ------------


          Revenue                                                $33,549,218               $         -        $33,549,218
          Cost of sales and excise taxes                          24,925,266                         -         24,925,266
                                                                 -----------               -----------        -----------
          Gross margin                                             8,623,952                         -          8,623,952
                                                                 -----------               -----------        -----------
          Research and development                                         -                   219,301            219,301
                                                                 -----------               -----------        -----------
          Segment assets                                         $48,587,715               $38,380,395        $86,968,110
                                                                 ===========               ===========        ===========


                                                                    Three months ended March 31, 2001
                                                                    ---------------------------------

                                                           Discount Cigarettes/
                                                            Smokeless Products           Tobacco Leaf        Consolidated
                                                           --------------------          ------------        ------------


          Revenue                                                $37,374,606               $         -        $37,374,606
          Cost of sales and excise taxes                          27,295,636                   147,663         27,443,299
                                                                 -----------               -----------        -----------
          Gross margin                                            10,078,970                  (147,663)         9,931,307
                                                                 -----------               -----------        -----------
          Research and development                                         -                   588,265            588,265
                                                                 -----------               -----------        -----------
          Segment assets                                         $38,575,091               $29,444,908        $68,019,999
                                                                 ===========               ===========        ===========



Note - Revenues for the tobacco leaf segment are only generated in the 3rd and 4th quarters of the year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Star Scientific, Inc. ("Star") and its wholly-owned subsidiary, Star Tobacco, Inc. ("ST" and together with Star, the "Company"), are technology-oriented tobacco companies with a mission to reduce toxins in tobacco leaf and tobacco smoke. The Companies are engaged in: (1) the development and implementation of scientific technology for the curing of StarCured(TM) tobacco so as to retard or significantly reduce the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco specific nitrosamines ("TSNAs"); (2) the sales, marketing and development of tobacco products that expose adult tobacco users to substantially lower levels of carcinogenic toxins, namely TSNAs, that are sold with enhanced health warnings and comparative content information so that adult tobacco consumers will have the option to make informed choices about the use of tobacco products which pose a range of serious health risks (the TSNA levels in the Company's tobacco products will continue to be reduced to very low levels, measured in parts per billion, using the StarCured(TM) tobacco curing process); (3) the sales, marketing and development of very low-nitrosamine smokeless tobacco products which also carry enhanced warnings beyond those required by the Surgeon General (in 2001, the Company introduced three new smokeless products, Stonewall(TM) moist and dry snuffs, and ARIVA(TM) compressed powdered tobacco cigalett(TM) pieces); (4) the manufacture and sale of four discount cigarette brands which currently contain 24% very low-TSNA StarCured(TM) tobacco; and (5) in the future continued focus on developing smoking cessation products if the Company can secure a joint venture partner or corporate pharmaceutical partner with a significant regulatory infrastructure.

In the first quarter of 2002, the Company's revenues were generated principally through the sale of discount cigarettes by ST, which currently manufactures and sells four brands of discount cigarettes, SPORT(R), MAINSTREET(R), VEGAS(R) and G-SMOKE(R), through approximately 260 tobacco distributors throughout the United States and by the sales of its smokeless tobacco products. The Company continues to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas. Note that there are no sales of tobacco leaf during the first quarter 2002 as tobacco leaf sales are seasonal in nature and occur in the 3rd and 4th quarters of a year.

Over the past two years, the Company has been engaged in the development of smokeless tobacco products that could provide adult tobacco users with a viable alternative to cigarettes in situations and environments when they can't smoke or when they would prefer not to smoke. This effort was encouraged by the Company's Scientific Advisory Board and other independent scientific, medical, and public health advisors who encouraged Star to accelerate the development of smokeless products whose tobacco is 100% StarCured(TM) low-TSNA tobacco, because smokeless products have far fewer toxins than conventional cigarettes. Cigarette smoke contains more than 4,000 chemical compounds, 43 of which are known to be carcinogenic. A number of respected scientists and researchers believe that the only major or significant toxins in smokeless tobacco are the TSNAs, particularly the NNNs and NNKs. Accordingly, the Company expects that in the future its focus will continue to be on smokeless tobacco products.

On September 28, 2001, the Company introduced its first two very low-TSNA snuff products (a moist and a dry snuff) under the brand name Stonewall(TM). On November 14, 2001, Star introduced its flagship hard tobacco cigalett(TM) pieces (ARIVA(TM)). ARIVA(TM) is a compressed powdered tobacco product designed to dissolve completely in the mouth without leaving any residue. Sales of Star's smokeless products were de minimus in 2001. During January 2002, ARIVA(TM) was launched nationally in the United States. ARIVA(TM) and Stonewall(TM) are being marketed nationwide by ST through its network of established tobacco distributors and through new distributors with whom ST has not previously had a relationship. In addition, the Company has sought to introduce ARIVA(TM) and Stonewall(TM) through direct arrangements with several national retail chains and through national distributors experienced with consumer products. Following the successful limited test market of its smokeless products, Star decided it was appropriate to expand distribution. Accordingly, by March 2002, the Company's smokeless products had been placed in more than 12,000 convenience and retail store locations. In the first quarter the sales of smokeless tobacco products represented a small portion of the Company's total sales, consistent with the introduction of those products into test markets beginning the fall of 2001. The Company anticipates expanding the number of stores in which its smokeless tobacco products will be available during 2002, but cannot be sure that its smokeless tobacco products will be accepted into the national marketplace.

Since the introduction of ARIVA(TM), three citizen petitions have been filed with the Food and Drug Administration ("FDA") seeking to have ARIVA(TM) regulated as a food and/or a drug product. On May 1, 2002 the Company, through counsel, filed responses to two of these petitions. The Company's legal team is headed by former U.S. Solicitor General Charles Fried, Esquire and by FDA attorneys from McDermott, Will & Emery; Paul, Hastings, Janofsky & Walker LLP and Bergeson & Campbell, P.C. In the responses counsel concluded that the petitions are factually flawed and without merit, because ARIVA(TM) does not fit the definition of a food or a drug under the Federal Food, Drug and Cosmetic Act. Furthermore, because ARIVA(TM) is a smokeless tobacco product that is intended to provide tobacco satisfaction, the FDA lacks authority to regulate ARIVA(TM) based on the March 21, 2000 decision of the Supreme Court in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000). The Company will respond to the third petition filed on May 6, 2002 in a timely fashion.

The Company's central focus continues to be the research, development and commercialization of products that reduce the range of serious health hazards associated with the use of tobacco products. The Company fully accepts the evidence showing links between smoking tobacco and a variety of diseases and premature death and believes that it is unlikely that the health risks of smoked tobacco can be completely eliminated. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible using available technology. The Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products that contain the lowest levels of toxins as technologically possible, although given the present limited state of the research efforts of the Company and others in this area, the Company in discussing its low-TSNA products has shared with adult consumers the fact that there is not now sufficient evidence to demonstrate that reduced toxin delivery can be quantified in terms of reduced health risk.

Results of Operations

The Company's unaudited condensed consolidated results for the periods ended March 31, 2002 and 2001 are summarized in the following table:


                                                                      Three Months Ended March 31,
                                                                          2002               2001
                                                                          ----               ----


             Net sales                                                 $33,549,218         $37,374,606
                                                                       -----------         -----------
             Cost of goods sold                                         10,189,188          11,043,087
             Excise taxes on products                                   14,736,078          16,400,212
                                                                       -----------         -----------
             Gross profit                                                8,623,952           9,931,307
                                                                       -----------         -----------
             Total operating expenses                                    7,455,399           5,877,034
             Operating income                                            1,168,554           4,054,273
                                                                       -----------         -----------
             Net income                                                $   578,042          $2,418,493
                                                                       ===========         ===========

             Basic income per common share:
             Net income                                                      $0.01               $0.04
             Diluted income per common share:
             Net income                                                      $0.01               $0.04
             Weighted average shares outstanding                        59,741,481          59,741,460
             Diluted weighted average shares outstanding                60,291,438          61,769,523

FIRST QUARTER 2002 COMPARED WITH FIRST QUARTER 2001

During the first quarter of 2002, the Company's consolidated net sales decreased $3.8 million or 10.2% to $33.5 million, from $37.4 million, for the first quarter of 2001. The decrease in sales was primarily due to a reduction in sales volume created by concentrating sales and marketing efforts into a smaller geographic region, namely Texas, Florida, Mississippi and Minnesota, and the Company's focus on the introduction of its smokeless tobacco products which were introduced in the fall of 2001. The Company sold approximately 150 million fewer cigarettes during the first quarter of 2001, representing a decrease of approximately 16% from sales during the first quarter of 2001. The decrease in sales volume was offset in part by an increase in the sales price charged by the Company and by the sale of its smokeless tobacco products.

Gross profit in the first quarter of 2002 was $8.6 million, approximately 13% lower than the $9.9 million gross profit in the first quarter of 2001. Sales price increases were partially offset by an increase in manufacturing costs. The Company's federal excise tax expense for first quarter 2002 was $14.7 million, down from $16.4 million for first quarter of 2001, despite a 12.8% increase in the federal excise tax from $3.40 per carton to $3.90 per carton which became effective on January 1, 2002.

Total operating expenses increased to $7.5 million for the first quarter of 2002 from $5.9 million for the first quarter of 2001 principally due to the sales and marketing efforts associated with the market introduction of ARIVA(TM) and STONEWALL(TM). Approximately $1.2 million of this amount is related to the promotion and introduction of ARIVA(TM) in Florida, Minnesota, Mississippi and Texas where the Company's sales force is concentrated. Marketing and distribution expenses, on a consolidated basis, totaled $3.5 million for the first quarter of 2002, an increase of $1.2 million over the comparable 2001 period. This reflects a larger sales force of approximately 90 employees and increased distribution expenses resulting from the introduction of new smokeless products. Additionally, the sales cycle for selling smokeless products to major chain stores takes approximately 90-150 days, which means that substantial costs must be expensed in anticipation of having smokeless products available at the chain store level.

Research and development costs in the first quarter of 2002 were approximately $219,000 compared to $588,000 during the first quarter of 2001. These decreased costs reflect the Company's decreased product development costs related to its two new smokeless tobacco products, ARIVA(TM) and STONEWALL(TM), which were released into test markets during late 2001, and were both in national distribution in early 2002. The Company continues its focus on the research and development of products that have reduced levels of toxins and that potentially may reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. Further, the Company has initiated and is in the process of designing several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk. The Company conducts these studies through independent laboratories and universities.

The Company had net interest income of $178,000 in the first quarter of 2002, as compared to net interest expense of $53,966 during the first quarter of 2001. The interest expense in the first quarter of 2001 resulted from the credit facility from B&W, which was used for the purchase of tobacco curing barns and working capital requirements. This interest expense was partially offset by interest income generated by the Company's deposits into its MSA Escrow Fund. The Company receives the current interest on the escrow for its own account.

The Company's income tax expense for the first quarter of 2002 was $0.4 million as compared to $1.6 million for the first quarter of 2001. This decrease was due to the Company's lower pre-tax income during the first quarter of 2002.

Consolidated net income of $0.6 million for first quarter 2002 was a decrease of 76% from the $2.4 million reported in the comparable 2001 period, as a result of decreased cigarette sales plus the costs associated with the introduction of the Company's smokeless tobacco products. In the first quarter 2002, the Company had basic and diluted earnings per share of $0.01 compared to comparable period basic and diluted per share earnings of $0.04 in 2001. This decrease in earnings per share reflects the decrease in net income for the first quarter of 2002.

Liquidity and Capital Resources

In the first quarter of 2002, $1.8 million of cash was used in operating activities, as compared to $142,000 during the first quarter of 2001. This increase in cash used in operations in 2002 was primarily due to an increase of $3.6 million in accounts receivable from customers during first quarter. This increase in accounts receivable resulted primarily from a timing difference in sales during the 1st quarter of 2002 which occurred later in the quarter when compared with the 1st quarter of 2001.

During the first quarter of 2002, the Company had deposits of approximately $1.1 million for equipment required to manufacture the new smokeless tobacco products. The cumulative total for deposits through March 31, 2002 was $2.4 million. The Company intends to close leasing facilites in the 2nd and 3rd quarters of 2002 for this equipment. At that time, these deposits would be reimbursed and the leases would commence.

The Company and ST each have granted B&W a first priority security interest under the B&W credit facility in their respective intellectual property as collateral, and have each guaranteed the payment of the other's obligations. Also, the B&W credit facility is collateralized by the Company's curing barns and leaf tobacco inventory.

The Company has a working capital line of credit, which is collateralized by accounts receivable from its cigarette business, in the amount of $7.5 million. The Company had $3.5 million of borrowings under this credit facility at March 31, 2002 at an interest rate of Prime plus 0.5% which was an effective rate of approximately 5.25% during the first quarter of 2002.

As of April 30, 2002, the Company, on behalf of ST, has deposited into escrow approximately $33.5 million to fund ST's net purported escrow obligations under the MSA for sales in 1999, 2000 and 2001. Based on the increased escrow amount per carton, and ST's sales in MSA states in future years, the Company will have to pay significant sums into these escrow accounts to meet the Master Settlement Agreement requirements. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. In addition to the escrow deposits associated with the Company's direct sales, the Company has, under protest, been required to make additional escrow deposits related to sales of the Company's cigarettes subsequently made by the Company's direct customers into other states ("indirect sales"). In 2001 and in the first quarter of 2002, the Company made approximately $3,800,000 in escrow payments in connection with indirect sales that occurred in 1999 and 2000. The Company has received demands for additional escrow payments after making its escrow payment for 2001 and expects that it will continue to be subject to additional escrow obligations related to indirect sales which occurred from 1999-2001.

The Company believes that its existing working capital, together with anticipated earnings from its existing operations and new products, will be sufficient to meet its liquidity and capital requirements in the foreseeable future. However, if the Company is required to deposit into escrow the amounts being demanded by MSA states as additional escrow payments, such amounts could be material and could require the Company to raise additional funds to meet its purported escrow obligations under the Master Settlement Agreement. Accordingly, the Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, the amount of any escrow obligations it may be required to deposit to comply with the Master Settlement Agreement, the success of the Company's anticipated very low-nitrosamine smokeless tobacco products and the other factors described under "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

SEE ADDITIONAL DISCUSSION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR ADVISE UPON ANY SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS PRESS RELEASE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

(c) In the first quarter of 2002, Star granted its directors, officers, employees and consultants (the "Purchaser Class") options and/or warrants to purchase Star's Common Stock as described below. All options described below were granted under the Star Scientific, Inc. 1998 Stock Option Plan or the Star Scientific, Inc. 2000 Equity Incentive Plan. The warrants issued were not issued under the plans. On each of the dates set forth below, the options or warrants described were offered to one or more members of the Purchaser Class in a private offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.




       -----------------------------------------------------------------------------------------------------------------
           Date of Grant              Exercise Price                Options Granted              Warrants Granted
                                        (per share)
       -----------------------------------------------------------------------------------------------------------------
              01/28/02                     $2.40                        100,000                        n/a
       -----------------------------------------------------------------------------------------------------------------
              03/20/02                     $2.02                          n/a                        200,000
       -----------------------------------------------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Number   Description
------   -----------

10.1 Lease Agreement dated as of March 21, 2002 between GE Capital and Star Scientific, Inc.

10.2 Master Lease Agreement dated as of December 5, 2001 between Applied Financial and Star Scientific, Inc. and Star Tobacco Inc.

10.3 Master Lease Agreement dated as of April 9, 2002 between Key Equipment Finance, and Star Scientific, Inc.

(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              STAR SCIENTIFIC, INC.


Date: May 15, 2002                                   /s/ Christopher G. Miller
                                                     -------------------------
                                                     Authorized Signatory and
                                                      Chief Financial Officer