Form 10-Q
period 2002-06-30
STAR SCIENTIFIC INC
filed 2002-08-14
CIK 776008

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At August 12, 2002, there were 59,719,480 shares outstanding of the Registrant's common stock, par value $.0001 per share.

           See notes to condensed consolidated financial statements.


                                Table of Contents

                                                                                                                      Page
                                                                                                                      ----

PART I         Item 1 - Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
               and December 31, 2001                                                                                    3

               Condensed Consolidated Statements of Operations for the three and six months
               ended June 30, 2002 and 2001 (Unaudited)                                                                 5

               Condensed Consolidated Statement of Stockholders' Equity                                                 6

               Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 2002 and 2001 (Unaudited)                                                                 7

               Notes to Condensed Consolidated Financial Statements                                                     8

               Item 2 - Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                                       14

               Item 3 - Quantitative and Qualitative Disclosure on Market Risk                                         20

PART II        Item 1 - Legal Proceedings                                                                              21

               Item 2 - Changes in Securities and Use of Proceeds                                                      21

               Item 6 - Exhibits and Reports on Form 8-K                                                               22

Signatures

           See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                           June 30,
                                                            2002               December 31,
                                                         (Unaudited)               2001
                                                         ----------            ------------
Current assets:
   Cash and cash equivalents                             $ 1,035,435           $ 3,084,612
   Accounts receivable, trade                             12,229,251             3,188,412
   Inventories                                            10,068,694            12,004,078
   Prepaid expenses and other current assets                 726,505               371,715
   Refundable income tax                                   1,383,403             2,264,516
   Deferred tax asset                                         76,000                50,000
                                                         -----------           -----------

     Total current assets                                 25,519,288            20,963,333

Property, plant and equipment, net                        23,162,765            21,577,386
Idle equipment                                             2,071,000             2,071,800
Intangibles, net of accumulated amortization               1,048,321               985,585
Other assets                                               1,599,131             1,599,422
Deposits on property and equipment                         2,997,360             3,697,214
MSA Escrow fund                                           33,582,285            28,444,280
                                                         -----------           -----------

     Total Assets                                        $89,980,150           $79,339,020
                                                         ===========           ===========





                                  (Continued)
           See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               June 30,
                                                                 2002               December 31,
                                                              (Unaudited)                2001
                                                         --------------------    --------------------

Current liabilities:
   Current maturities of long-term debt                        $ 2,137,010           $   775,210
   Accounts payable, trade                                      11,467,075            11,898,944
   Current maturities of capital lease obligations               4,109,657             3,029,567
   Federal excise taxes payable                                  5,824,749             1,841,637
   Accrued expenses                                              1,116,126             1,888,789
                                                                ----------           ------------

     Total current liabilities                                  24,654,617            19,434,147

Notes payable, less current maturities                          24,715,760            22,969,780
Capital Lease obligations                                        6,528,616             6,847,823
Line of credit                                                   5,551,188                 -
Deferred gain on sale-leaseback                                    520,399               457,867
Deferred tax liability                                             424,000             1,105,000
                                                                ----------           ------------
     Total liabilities                                          62,394,580            50,814,617
                                                                ----------           ------------
Stockholders' equity:
   Common stockA                                                     5,972                 5,974
   Additional paid-in capital                                   14,838,040            14,665,456
   Retained earnings                                            16,141,558            17,252,973
   Notes receivable, officers                                   (3,400,000)           (3,400,000)
                                                                ----------           ------------

     Total stockholders' equity                                 27,585,570            28,524,403
                                                                ----------           ------------

                                                               $89,980,150           $79,339,020
                                                                ==========           ============



A ($.0001 par value, 100,000,000 shares authorized, 59,741,460 shares issued and outstanding in 2001; 59,719,480 shares issued and outstanding in 2002)

           See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                             Three Months Ended June 30,            Six Months Ended June 30,
                                                      --------------------------------------  ------------------------------------
                                                               2002               2001              2002                 2001
                                                      ------------------    ----------------  ----------------  ------------------
Net sales                                                 $37,198,987        $43,660,976        $70,719,347          $ 81,035,581
Less:
   Cost of goods sold                                      13,239,061         13,313,428         23,428,249            24,356,514
   Excise taxes on products                                17,074,457         18,472,737         31,810,535            34,872,949
                                                          -----------        -----------       ------------          ------------
Gross profit                                                6,885,469         11,874,811         15,480,563            21,806,118
                                                          -----------        -----------       ------------          ------------

Operating expenses:
   Marketing and distribution                               5,060,030          2,627,698          8,596,355             4,993,347
   General and administrative                               4,108,176          4,326,897          7,807,949             7,250,018
   Research and development                                   345,755            538,940            565,056             1,127,205
                                                          -----------        -----------       ------------          ------------
     Total operating expenses                               9,513,961          7,493,535         16,969,360            13,370,570
                                                          -----------        -----------       ------------          ------------
Operating income (loss)                                    (2,628,492)         4,381,276         (1,488,797)            8,435,548

Other income (expenses):
   Interest income, net of interest expense                  (216,680)           304,674           (395,192)              253,395
   Gain (loss) on disposal of assets                           52,258           (159,152)            88,758              (159,152)
                                                          -----------         ----------       ------------           -----------

   Income (loss) from continuing operations before
     income taxes                                          (2,792,915)         4,526,798         (1,795,231)            8,529,791
   Income tax (expense) benefit                             1,155,500         (1,828,520)           707,000            (3,413,020)
                                                          -----------         ----------        -----------           -----------

Net income (loss)                                         $(1,637,415)       $ 2,698,278        $(1,088,231)         $  5,116,771
                                                          ===========        ===========        ===========          ============

Basic income (loss) per common share                      $      (.03)       $      0.05        $      (.02)         $       0.08
Diluted income (loss) per common share                    $      (.03)       $      0.05        $      (.02)         $       0.08

Weighted average shares outstanding, basic                 59,737,229         59,741,481         59,739,333            59,741,481
                                                          ===========        ===========        ===========          ============
Weighted average shares outstanding, diluted               59,737,229         60,756,529         59,739,333            60,756,529
                                                          ===========        ===========        ===========          ============




           See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002





                                                          Common stock               Additional
                                               ---------------------------------       Paid-In          Retained
                                                    Shares           Amount            Capital          Earnings
                                               ----------------  ---------------  ----------------  ---------------

Balances, December 31, 2001                      59,741,460        $ 5,974          $14,665,456      $17,252,973

Issuance of common stock options                         -              -               178,082           -

Repurchase and retirement of treasury
   shares                                           (22,000)            (2)              (5,502)         (23,184)

Net loss                                                 -              -                    -        (1,088,231)
                                                 ----------        -------          -----------      -----------
Balances, June 30, 2002                          59,719,460        $ 5,972          $14,838,036      $16,141,558
               === ====                          ==========        =======          ===========      ===========




                                                                     Notes
                                                                   Receivable,
                                                                    officers            Total
                                                                ----------------  -------------

Balances, December 31, 2001                                      $(3,400,000)     $  28,524,403

Issuance of common stock options                                        -               178,082

Repurchase and retirement of treasury
   shares                                                               -               (28,688)

Net loss                                                                -            (1,088,231)
                                                                 -----------      -------------
Balances, June 30, 2002                                          $(3,400,000)     $  27,585,566
               === ====                                          ===========      =============







           See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            STATEMENT OF CASH FLOWS



                                                                                      Six Months Ended June 30,
                                                                                       2002                  2001
                                                                                -------------------  --------------------
                                                                                     (Unaudited)          (Unaudited)
Operating activities:
Net income (loss)                                                               $(1,088,231)                $  5,116,771
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
     Depreciation and amortization                                                  391,540                      371,217
     Increase (decrease) in Deferred income taxes                                  (707,000)                     920,000
     Loss on fixed asset disposal                                                    88,758                      159,152
     Stock-based compensation expense                                               178,086                      252,878
     Increase (decrease) in cash resulting from changes in:
       Current assets                                                            (6,579,132)                  (2,583,724)
       Current liabilities                                                        2,778,579                   (2,533,944)
       Other assets                                                                 142,587                     (548,731)
                                                                                -----------                -------------
         Net cash flows from operating activities                                (4,794,813)                   1,153,619
                                                                                -----------                -------------

Investing activities:
   Purchases of property, plant and equipment                                    (1,434,111)                  (1,887,962)
   Proceeds from disposal of property and equipment                                      (-)                   1,874,984
   Patent costs incurred                                                            (74,211)                    (172,115)
                                                                                ------------               --------------
         Net cash used in investing activities                                   (1,508,322)                    (185,093)
                                                                                ------------               --------------

Financing activities:
   Proceeds from revolving line of credit                                         5,551,188                            -
   Proceeds from notes payable and capital leases                                 6,582,888                            -
   Cash paid to reacquire common stock                                              (28,684)                           -
   Payments on notes payable and capital leases                                  (2,713,429)                  (1,935,364)
                                                                                ------------               --------------
         Net cash flows from financing activities                                 9,391,963                   (1,935,364)
                                                                                ------------               --------------

MSA Escrow fund                                                                  (5,138,005)                 (13,340,011)
                                                                                ------------               --------------

Decrease in cash and cash equivalents                                            (2,049,177)                 (14,306,849)

Cash and cash equivalents, beginning of period                                    3,084,612                   16,746,599
                                                                                ------------               --------------

Cash and cash equivalents, end of period                                        $ 1,035,435                $   2,439,750
                                                                                ============               ==============


                                           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                     $   729,628                $     500,758
                                                                                ============               ==============

   Income taxes                                                                 $   428,800                $     378,970
                                                                                ============               ==============

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results for a full year.

Diluted weighted average shares outstanding is the same as basic weighted average shares outstanding as the effect of conversion of outstanding options and warrants would be anti-dilutive.

Earnings per share assumes conversion of outstanding common stock options and warrants.

In 1999, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("FAS 123"), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options).

2. Obligations under Master Settlement Agreement- MSA Escrow Fund:

In November 1998, 46 states (the "Settling States") and several U.S. territories entered into a settlement agreement (the "Master Settlement Agreement" or "MSA") to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a nonparticipating manufacturer, the Company is required to satisfy certain purported escrow obligations under statutes which the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called "level playing field" statutes require nonparticipating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such nonparticipating tobacco manufacturers. Under these statutes the Company is obligated to place an amount equal to $1.88 per carton for 1999, $2.09 in 2000, $2.72 for 2001 and 2002, $3.35 for 2003 through 2006 and $3.77 thereafter, in escrow accounts for sales of cigarettes occurring in the prior year in each such state after the effective date of each state specific statute. An inflation adjustment is also added to these deposits at the higher of 3% or the Consumer Price Index each year. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in some states. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. Also, absent a challenge to the state specific statutes or some accommodation as to the escrow amounts, the failure to place the required amounts in escrow could result in penalties to the Company and potential restrictions on its ability to sell tobacco products within particular states. Since all of the MSA states have passed the so-called "level playing field" statutes, the Company expects that a material portion of its cigarette sales will continue to be subject to such purported escrow obligations.

     As of January 1, 2001, all forty-six MSA states had adopted model "level playing field" statutes. As noted above, under these statutes, the Company is required to place funds in escrow for each cigarette sold in a state that is a member of the MSA. After funding escrow accounts for 2001 sales, the Company has deposited a total of approximately $33,600,000 into escrow under protest. In addition to the escrow deposits associated with the Company's direct customer sales, the Company has, under protest, been required to make additional escrow deposits related to sales of the Company's cigarettes subsequently made by the Company's direct customers in other states ("indirect sales"). In 2001 and in the first two quarters of 2002, the Company made approximately $4,500,000 in escrow payments in connection with indirect sales that occurred in 1999, 2000 and 2001. The Company has received demands for additional escrow payments after making its escrow payments for 2001 and expects that it will continue to be subject to additional escrow obligations related to indirect sales which occurred from 1999 through 2001. The Company is not presently able to estimate the amount of this obligation. However, the amount of any required escrow could be material and may require the Company to raise additional funds to meet such purported escrow obligations. All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits, but this interest income is not sufficient to offset the Company's cost of capital.

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

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




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

On January 22, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court and later denied the Company's request for rehearing. On May 20, 2002, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court asking that Court to review the case, given its continuing belief that the MSA and the Virginia Qualifying Statute are constitutionally flawed. The Commonwealth filed an opposition brief on July 23, 2002 and the Company filed a reply on August 1, 2002. It is anticipated that the Supreme Court will decide whether to hear this case in late September or early October.

On June 12, 2001, Star filed a second lawsuit challenging the MSA and Indiana's Qualifying Statute in the United States District Court for the Southern District of Indiana, which suit raised claims similar to those in the complaint in the Commonwealth of Virginia. The Indiana lawsuit also raised the contention that Star is not subject to any escrow obligation in Indiana because it has no substantial nexus to the state, and Star moved for a preliminary injunction on this issue. On August 20, 2001, the District Court issued a ruling denying the motion for preliminary injunction and dismissing the substantial nexus claim. At the same time, the court deferred ruling on the remainder of the claims pending further development of the record and final disposition of the Company's Virginia action, which is pending before the Supreme Court. The case has remained inactive since that time.

In May 2002, the Company entered into negotiations with representatives of the NAAG regarding terms under which Star could become a Subsequent Participating Member of the MSA and resolve all currently contested issues relating to the MSA and state Qualifying Statutes, including its constitutional challenge to the MSA. In connection with those discussions, a Standstill Agreement was negotiated which provides that during the standstill period, the Settling States which executed the Agreement would not initiate any enforcement action against the Company relating to any claims for additional escrow funding and the compliance with state Qualifying Statutes and the Company would not initiate any new actions against those Settling States. The Standstill Agreement was executed by twenty-nine of the forty-six Settling States and by Puerto Rico, and by its terms extended through July 23, 2002. Although the Standstill Agreement has not been formally extended, the parties have continued negotiations and neither the Settling States which signed the Standstill Agreement nor the remaining Settling States have initiated any enforcement action against the Company.

3. Liquidity and Capital Resources:

The Company has incurred approximately $1.1 million in losses during the first six months of operations, experienced a decline in working capital from $1.5 million to $0.86 million and negative cash flows during the period of $2 million.

Management plans to address these cash flow shortfalls include: 1) cost-cutting measures designed to reduce overhead. For example, during the first half of the third quarter of 2002, sales territories were reevaluated and restructured. This resulted in a reduction of the Company's sales force from approximately 90 sales persons who had been employed during the second quarter of 2002 to

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



approximately 75 sales persons, 2) cash advances from Brown & Williamson ($900,000) to fund, in part, short-term tobacco leaf segment working capital needs of approximately $2.5 million, and 3) refinancing of an existing operating lease into a capital lease which will result in the release of approximately $1.2 million of cash collateral and the entering into of a lease for ARIVA(TM) manufacturing equipment totaling approximately $1.2 million resulting in a release of approximately $500,000 in deposits held by the equipment manufacturer. In addition, the Company has previously submitted to the IRS a request for a letter ruling that, if granted, would result in significant additional tax refunds to the Company. Even the successful execution of the above action items may not provide sufficient funds to meet the Company's ongoing cash needs, particularly given the Company's anticipated MSA funding requirements in April 2003. The Company's liquidity needs for the next 12 months are very difficult to estimate. Increased competition in the cigarette business, the complexity of the issues relating to the negotiations with the NAAG, the Company's obligations to make MSA escrow deposits, and the uncertainty regarding consumer acceptance of ARIVA(TM), make it difficult for the Company to predict with clarity its precise liquidity needs over specific timeframes. The adequacy of the Company's liquidity on both a short and long-term basis will depend upon the effects on the Company and its business from many factors such as our ability to reach a settlement with the NAAG on terms reasonably acceptable to the Company, our ability to operate profitably the cigarette business, either inside or outside the MSA, other potential strategic choices for such business, and the amount of capital required to execute the Company's business objectives of rolling out ARIVA(TM), defending its intellectual property, and other working capital needs. Thus, it is anticipated the Company will need to raise additional funds. While the Company is currently not able to estimate the combined impact of these events there could be circumstances under which the Company would be required to raise a substantial amount of capital. There can be no guarantee, however, that the Company will be able to raise capital, or that if it can raise the capital, that the terms would be acceptable to the Company. The Company's ability to raise additional funds to meet its working capital and other capital requirements will be affected by the potential for profitably operating the cigarette business, the prospects for the success of the Company's very low-nitrosamine smokeless tobacco products, our substantial leverage, the terms of our indebtedness and the other factors described under "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4.      Long Term Debt:

        Notes/capital leases payable at June 30, 2002 consist of the following:

           Note payable under a $13,200,000 credit facility restricted for the purchase of tobacco curing barns; interest accrues beginning January
           1, 2005 at the stated rate of prime plus 1%; principal payable in 60 equal monthly installments commencing January 2005; collateralized by the Company's curing barns, leaf tobacco inventory and
           intellectual property. A                                                                            $6,957,928

           Note payable, non-interest bearing until January 1, 2005.  Interest accrues beginning January 2005 at prime plus 1%, payable monthly.  Principal
           payable in 60 equal monthly installments commencing January 2005. A                                 11,000,000

           Note payable, non-interest bearing until January 1, 2005. Interest accrues beginning January 1, 2005 at the stated rate of prime plus
           1%; principal payable in 60 equal monthly installments commencing January 2005. A                    4,950,000

           Loan balance on a $7.5 million revolving line of credit facility secured by the Company's eligible accounts receivable; effective rate
           of interest at stated rate of prime plus 0.5% through an initial term ending in January 2005.        5,551,188

           Promissory note, payable with effective interest of 10.04%, collateralized by the
           Company's tobacco curing barns.                                                                      2,838,086

           Capitalized lease obligations, payable with effective interest ranging from 9.0
           to 10.5%, in varying installments through 2005.                                                     11,745,030
                                                                                                               ----------
                                                                                                               43,042,231

           Less current maturities of long term debt                                                            6,246,667
                                                                                                                ---------

           Notes payable, less current maturities                                                             $36,795,564
                                                                                                              ===========

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



       A On April 25, 2001, the Company renegotiated these notes to provide for maturities beginning in 2005. There are provisions in the note restatements for reductions based on royalties from Brown & Williamson Tobacco Corporation ("B&W") and other future performance by B&W under the agreements entered into on April 25, 2001.

The annual maturities of long term debt are as follows:

                          Year ending June 30,
                          --------------------

                                 2003                                                                           6,246,667
                                 2004                                                                           5,480,253
                                 2005                                                                          11,455,873
                                 2006                                                                           4,707,847
                                 2007                                                                           4,360,234
                              Thereafter                                                                       10,791,357
                                                                                                              -----------
                                                                                                              $43,042,231
                                                                                                              ===========

5. Income tax (benefit) expense consists of the following:                                        Six months ending June 30,
                                                                                                     2002           2001
                                                                                                  --------        -------

           Current                                                                               $       (-)     $864,500
           Deferred                                                                                (707,000)      720,000
                                                                                                 ----------    ----------
                                                                                                 $ (707,000)   $1,584,500
                                                                                                 ==========    ==========

6. Segment information:
                                                                          Segment of Business
                                                                          -------------------

                                                                    Three months ended June 30, 2002
                                                                    --------------------------------

                                                            Discount Cigarettes/
                                                            Smokeless Products         Tobacco Leaf          Consolidated
                                                            ------------------         ------------          ------------

          Revenue                                               $37,198,987              $       -            $37,198,987
          Cost of sales and excise taxes                         30,313,518                      -             30,313,518
                                                                -----------              -------------        -----------
          Gross margin                                            6,885,469                      -              6,885,469
                                                                -----------              -------------        -----------
          Research and development                                      -                    345,755              345,755
                                                                        -                -------------        -----------
          Segment assets                                        $55,931,061              $32,667,076          $88,598,137
                                                                ===========              =============        ===========

                                                                    Three months ended June 30, 2001
                                                                    --------------------------------

                                                           Discount Cigarettes/
                                                            Smokeless Products         Tobacco Leaf          Consolidated
                                                            ------------------         ------------          ------------

          Revenue                                               $43,660,976              $      -             $43,660,976
          Cost of sales and excise taxes                         31,635,850                  150,315           31,786,165
                                                                 ----------             -------------         -----------
          Gross margin                                           12,025,126                 (150,315)          11,874,811
                                                                 ----------             -------------         -----------
          Research and development                                     -                     538,940              538,940
                                                                       -                -------------         -----------
          Segment assets                                        $59,387,078              $11,795,499          $71,182,577
                                                                ===========             =============         ===========


                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                                                    Six months ended June 30, 2002
                                                                    ------------------------------

                                                            Discount Cigarettes/
                                                            Smokeless Products          Tobacco Leaf          Consolidated
                                                            ------------------          ------------          ------------

          Revenue                                              $ 70,719,347            $       -             $ 70,719,347
          Cost of sales and excise taxes                         55,238,784                    -               55,238,784
                                                               ------------                                  ------------
          Gross margin                                           15,480,563                    -               15,480,563
                                                               ------------                    -
          Research and development                                      -                  565,056                565,056
                                                                        -              -----------            -----------
          Segment assets                                        $55,931,061            $32,667,076            $88,598,137
                                                                ===========            ===========            ===========


                                                                    Six months ended June 30, 2001

                                                           Discount Cigarettes/
                                                            Smokeless Products          Tobacco Leaf          Consolidated
                                                            ------------------          ------------          ------------

          Revenue                                                $81,035,581           $       -             $81,035,581
          Cost of sales and excise taxes                          58,931,485               297,978            59,229,463
                                                                  ----------                                 ------------
          Gross margin                                            22,104,096              (297,978)            21,806,118
                                                                  ----------           -----------           ------------
          Research and development                                       -               1,127,205              1,127,205
                                                                         -             -----------           ------------
          Segment assets                                         $59,387,078           $11,795,499           $ 71,182,577
                                                                 ===========           ===========           ============

     Note - Revenues for the tobacco leaf segment are only generated in the third and fourth quarters of the year.

7. Litigation:

In May 2001, the Company filed a patent infringement action against R. J. Reynolds Tobacco Company ("RJR") in the United States District Court for Maryland, Southern Division to enforce the Company's rights under U.S. Patent No. 6,202,649 (`649 Patent). This case is now proceeding in discovery with a discovery deadline of September 30, 2002. On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the `649 Patent, which is at issue in the first lawsuit against RJR. The lawsuit was filed in the United States District Court for Maryland and the Company expects that the case will be consolidated with its earlier lawsuit against RJR filed in the same Court.

On June 28, 2002, Philip Morris filed a declaratory judgment action against the Company in the United States District Court for the Eastern District of Virginia, Richmond Division. The Complaint seeks a declaration of non-infringement and patent invalidity and unenforceability with respect to the `649 patent. On July 29, 2002, the Company filed a motion to dismiss that lawsuit. That motion is currently pending.

Since the introduction of ARIVA(TM), three citizen petitions have been filed with the Food and Drug Administration ("FDA") seeking to have ARIVA(TM) regulated as a food and/or a drug product. On May 1, 2002 the Company, through counsel, filed responses to two of these petitions, and on June 13, 2002, filed a response to the third petition. The Company also filed responses to other comments filed with the FDA in certain of these dockets, including coments filed by certain State Attorneys General. The Company's legal team is headed by former U.S. Solicitor General Charles Fried, Esquire and by FDA attorneys from McDermott, Will & Emery; Paul, Hastings, Janofsky & Walker LLP and Bergeson & Campbell, P.C. In the responses counsel concluded that the petitions are factually flawed and without merit, because ARIVA(TM) does not fit the definition of a food or a drug under the Federal Food, Drug and Cosmetic Act. Furthermore, because ARIVA(TM) is a smokeless tobacco product that is intended to provide tobacco satisfaction, the FDA lacks authority to regulate ARIVA(TM) based on the March 21, 2000 decision of the Supreme Court in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000). Despite the Company's position as reflected in its responses, there is no certainty that the FDA would agree with that position and not seek to assert jurisdiction over ARIVA(TM).

The Virginia Department of Taxation has asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115.06. The Company has applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. The Company has not paid that assessment and is not required to do so pending its appeal to the Department of Taxation. The Company has also challenged the taxation of certain other property on the grounds that the property is used directly in production activities at the Company's processing facility in Chase City,

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Virginia. The Company has paid that assessment, in the amount of $24,273.75, in full pending appeal. The administrative procedure for consideration of the Company's application for correction of these assessments is expected to be concluded by December 31, 2002.

There is other minor litigation in the ordinary course of business which the Company is vigorously defending.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Star Scientific, Inc. ("Star") and its wholly-owned subsidiary, Star Tobacco, Inc. ("ST" and together with Star, the "Company"), is a technology-oriented tobacco company with a mission to reduce toxins in tobacco leaf and tobacco smoke. The Company is engaged in: (1) the development and implementation of scientific technology for the curing of StarCured(TM) tobacco so as to retard or significantly reduce the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco specific nitrosamines ("TSNAs"); (2) the sales, marketing and development of tobacco products that expose adult tobacco users to substantially lower levels of carcinogenic toxins, namely TSNAs, that are sold with enhanced health warnings and comparative content information so that adult tobacco consumers will have the option to make informed choices about the use of tobacco products which pose a range of serious health risks (the TSNA levels in the Company's tobacco products will continue to be reduced to very low levels, measured in parts per billion, using the StarCured(TM) tobacco curing process); (3) the sales, marketing and development of very low-nitrosamine smokeless tobacco products which also carry enhanced warnings beyond those required by the Surgeon General (in 2001, the Company introduced three new smokeless products, Stonewall(TM) moist and dry snuffs, and ARIVA(TM) compressed powdered tobacco cigalett(TM) pieces); (4) the manufacture and sale of four discount cigarette brands which currently contain 24% very low-TSNA StarCured(TM) tobacco; and (5) in the future continued focus on developing smoking cessation products if the Company can secure a joint venture partner or corporate pharmaceutical partner with a significant regulatory infrastructure.

Over the past two years, the Company has been engaged in the development of smokeless tobacco products that could provide adult tobacco users with a viable alternative to cigarettes in situations and environments when they can't smoke or when they would prefer not to smoke. This effort was encouraged by the Company's Scientific Advisory Board and other independent scientific, medical, and public health advisors who encouraged Star to accelerate the development of smokeless products whose tobacco is 100% StarCured(TM) low-TSNA tobacco, because smokeless products have far fewer toxins than conventional cigarettes. Cigarette smoke contains more than 4,000 chemical compounds, 43 of which are known to be carcinogenic. A number of respected scientists and researchers believe that the only major or significant toxins in smokeless tobacco are the TSNAs, particularly the NNNs and NNKs. Accordingly, the Company expects in the future to increasingly focus on smokeless tobacco products.

As the Company increases its focus on the development and commercialization of smokeless tobacco products, especially its flagship hard tobacco cigalett(TM) pieces (ARIVA(TM)), the Company's central focus continues to be the research, development and commercialization of products that contain less toxins and potentially may reduce the range of serious health hazards associated with the use of tobacco products. The Company fully accepts the evidence showing links between smoking tobacco and a variety of diseases and premature death and believes that it is unlikely that the health risks of smoked tobacco can be completely eliminated. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible using available technology. The Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products that contain the lowest levels of toxins as technologically possible, although given the present limited state of the research efforts of the Company and others in this area, the Company in discussing its low-TSNA products has shared with adult consumers the fact that there is not now sufficient evidence to demonstrate that reduced toxin delivery can be quantified in terms of reduced health risk.

On September 28, 2001, the Company introduced its first two very low-TSNA snuff products (a moist and a dry snuff) under the brand name Stonewall(TM). On November 14, 2001, Star introduced its flagship hard tobacco cigalett(TM) pieces (ARIVA(TM)). ARIVA(TM) is a compressed powdered tobacco product designed to dissolve completely in the mouth without leaving any residue. Sales of Star's smokeless products were de minimus in 2001. During January 2002, ARIVA(TM) was launched nationally in the United States. ARIVA(TM) is being marketed nationwide by ST through its network of established tobacco distributors and through new distributors with whom ST has not previously had a relationship. In addition, the Company has sought to introduce ARIVA(TM) through direct arrangements with several national retail chains and through national distributors experienced with consumer products. Following the successful limited test market of ARIVA(TM), Star decided it was appropriate to expand distribution. By March 31, 2002, ARIVA(TM) had been placed in more than 12,000 convenience and retail stores and by June 30, 2002, that number had increased to more than 30,000 stores. In the second quarter, the Company sold 70,800 cartons of ARIVA(TM) (10 packs equals one carton). Overall, the sales of smokeless products continued to represent a small portion of the Company's total sales, consistent with the introduction of those products into test markets beginning the fall of 2001. To date, the sales of ARIVA(TM) have been slower than expected. As a result, the time period for generating significant revenue and cash flow from the introduction of ARIVA(TM) will take longer than expected and therefore, it will take longer for the smokeless products to support themselves on a stand-alone basis. During the remainder of 2002, the Company anticipates continuing to expand the number of stores in which its smokeless tobacco products will be available, but cannot be sure that its smokeless tobacco products will be accepted into the national marketplace or produce sufficient revenues to support the Company's initiative to focus primarily on smokeless tobacco products.

Notwithstanding the Company's increasing focus on smokeless tobacco products, in the second quarter of 2002, the Company's revenue continued to be generated principally through the sale of discount cigarettes by ST, which currently manufactures and sells four brands of discount cigarettes, SPORT(R), MAINSTREET(R), VEGAS(R) and G-SMOKE(R). ST's cigarettes are sold through approximately 260 tobacco distributors throughout the United States, although the Company has sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas. Sales of the Company's discount cigarettes have continued to decline in MSA states as a result of the increased price in those states to take into account the burden imposed by MSA escrow requirements and the Company has faced intensified pricing competition particularly from foreign manufacturers in the four non-MSA states in which it is currently focusing its sales efforts. Given the current competitive environment regarding the sale of discount cigarettes, the Company's ongoing negotiations with the NAAG, its continued emphasis on smokeless tobacco products, principally ARIVA(TM) and its continued focus on its technology for producing very low-TSNA tobacco, the Company is evaluating a number of strategic options relating to its cigarette manufacturing operations.

In the second quarter, there were no sales of tobacco leaf as tobacco leaf sales are seasonal in nature and occur in the third and fourth quarters each year.

Results of Operations

The Company's unaudited condensed consolidated results for the periods ended June 30, 2002 and 2001 are summarized in the following table:

                                                                Three Months Ended June 30,     Six Months Ended June 30,
                                                                   2002           2001           2002           2001
                                                                   ----           ----           ----           ----
             Net sales                                        $37,198,987     $43,660,976     $70,719,347     $81,035,581
                                                              -----------     -----------     -----------     -----------
             Cost of goods sold                                13,239,061      13,313,428      23,428,249      24,356,514
             Excise taxes on products                          17,074,457      18,472,737      31,810,535      34,872,949
                                                               ----------     -----------     -----------     -----------
             Gross profit                                       6,885,469      11,874,811      15,480,563      21,806,118

             Total operating expenses                           9,513,961       7,493,535      16,969,360      13,370,570
                                                                ---------     -----------     -----------     -----------

             Operating income (loss)                           (2,628,492)      4,381,276      (1,488,797)      8,435,548
                                                               -----------    -----------     -----------      ----------

             Net income (loss)                                $(1,637,415)    $2,698,278      $(1,088,231)     $5,116,771
                                                              ============    ===========     ===========      ==========
             Basic income (loss) per common share:
             Net income (loss)                                     ($0.03)        $0.05          ($0.02)        $0.08

             Diluted income (loss) per common share:
             Net income (loss)                                     ($0.03)        $0.05          ($0.02)        $0.08

             Weighted average shares outstanding               59,737,229       59,741,481     59,739,333      59,741,481
             Diluted weighted average shares outstanding       59,737,229       60,756,529     59,739,333      60,756,529


SECOND QUARTER 2002 COMPARED WITH SECOND QUARTER 2001

During the second quarter of 2002, the Company's consolidated net sales decreased $6.5 million or 14.8% to $37.2 million, from $43.7 million, for the second quarter of 2001. The decrease in sales was primarily due to concentrating sales and marketing efforts into a smaller and increasingly price-sensitive geographic region, namely Texas, Florida, Mississippi and Minnesota, and the Company's focus on the introduction and market penetration of its very low-TSNA smokeless tobacco products, which were introduced in the fall of 2001. The Company sold approximately 879 million cigarettes during the second quarter of 2002, compared with sales of approximately 1.10 billion cigarettes during the second quarter of 2001, representing a decrease of approximately 20.2%. The decrease in sales volume was offset in part by an increase in the sales price charged by the Company and by the sale of its smokeless tobacco products.

There were no leaf tobacco revenues during the second quarter of 2002, as leaf tobacco revenues are seasonal in nature, and occur during the third and fourth quarters. During the second quarter of 2002, the Company earned de minimis royalties paid by B&W on sales of its ADVANCE(R) low-TSNA cigarette, which B&W continues to test market in Indianapolis, Indiana.

Gross profit in the second quarter of 2002 was $6.9 million, approximately 42% lower than the $11.9 million gross profit in the second quarter of 2001. Sales price increases were partially offset by an increase in manufacturing costs, including increased contract prices for cigarettes made by B&W given the lower level of production under the Company's Contract Manufacturing Agreement with B&W. The Company's federal excise tax expense for second quarter 2002 was $17.1 million, a decrease of $1.4 million from the second quarter of 2001, despite a 12.8% increase in the federal excise tax from $3.40 per carton to $3.90 per carton which became effective on January 1, 2002.

Total operating expenses increased to $9.5 million for the second quarter of 2002 from $7.5 million for the second quarter of 2001 principally due to the sales and marketing efforts associated with the market introduction of ARIVA(TM) and STONEWALL(TM). Approximately $2.1 million of this amount is related to the promotion and product introduction of ARIVA(TM) in Florida, Minnesota, Mississippi and Texas, and to a lesser extent, in Virginia, where the Company's sales force is concentrated. Marketing and distribution expenses, on a consolidated basis, totaled $5.1 million for the second quarter of 2002, an increase of $2.5 million over the comparable 2001 period. This reflected a larger sales force of approximately 90 employees and increased distribution expenses resulting from the introduction of the Company's new smokeless products, including additional costs related to the introduction of ARIVA(TM) in major chain stores which previously had not been Company customers. At the end of the first quarter of 2002, Star's smokeless products were in approximately 12,000 retail stores, and by the end of the second quarter of 2002, the number of retail stores carrying Star's smokeless products had increased to more than 30,000 retail stores.

General and administrative expenses, on a consolidated basis, totaled $4.1 million for the second quarter of 2002, a decrease of $0.2 million over the comparable 2001 period. This decrease was attributable primarily to legal expenses which were $0.3 million less during the second quarter of 2002 compared to the second quarter of 2001. Such legal expenses related to the Company's pending lawsuit against R.J. Reynolds for patent infringement, which is in active discovery in the United States District Court for the District of Maryland. Also, there have been additional costs related to the Company's constitutional challenge to the MSA, responses to the Citizen Petitions filed with the FDA concerning ARIVA(TM), and for scientific, legal, medical and public health consultants and advisors who are assisting senior management in bringing the Company's new very low-TSNA smokeless tobacco products to market. While general and administrative expenses were lower in the second quarter of 2002 than they were in the second quarter of 2001, the Company anticipates increases in its general and administrative costs in the coming months in connection with its patent infringement lawsuits and other legal matters described above.

Research and development costs in the second quarter of 2002 were approximately $346,000 compared to $539,000 during the second quarter of 2001. These decreased costs reflect the Company's decreased product development costs related to its new smokeless tobacco products, ARIVA(TM) and STONEWALL(TM) moist and dry snuff, which were released into test markets during late 2001. The Company continues its focus on the research and development on products that have reduced levels of toxins and that potentially may reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. The Company has initiated and is in the process of designing several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk. The Company conducts these studies through independent laboratories and universities.

The Company had interest expense of $408,000 and interest income of $190,000, for a net interest expense of $217,000 in the second quarter of 2002. This compares to net interest income of $305,000 during the second quarter of 2001. The higher interest expense in the second quarter of 2002 resulted from capital lease obligations entered into in late 2001 and the first quarter of 2002, as well as interest charges from the Company's line of credit facility, which was utilized, in part, to finance the MSA Escrow obligation in April 2002 and for general working capital requirements. This interest expense was partially offset by interest income generated by the Company's deposits in its MSA Escrow Fund. The Company receives for its own account the current interest on the amounts in escrow, but this interest income is not sufficient to offset the Company's cost of capital. Given the increase in the Company's indebtedness during late 2001 and the first quarter of 2002, the Company's interest expense will remain substantially higher than historical levels.

The Company's income tax benefit for the second quarter of 2002 was $1.2 million as compared to an income tax expense of $1.8 million for the second quarter of 2001. This decrease was due to the Company's pre-tax loss during the second quarter of 2002.

The Company had a consolidated net loss of $1.6 million for second quarter 2002 compared with consolidated net income of $2.7 million reported in the comparable 2001 period, as a result of decreased cigarette sales plus the costs associated with the introduction of the Company's smokeless tobacco products. In the second quarter 2002, the Company had a basic and diluted loss per share of

$0.03 compared to comparable period basic and diluted per share earnings of $0.05 in 2001. This decrease in earnings per share reflects the net loss for the second quarter of 2002.

FIRST SIX MONTHS 2002 COMPARED WITH FIRST SIX MONTHS 2001

During the first six months of 2002, the Company's consolidated net sales decreased $10.3 million or 12.7% to $70.7 million, from $81.0 million for the first six months of 2001. The decrease in sales was primarily due to concentrating sales and marketing efforts into a smaller and increasingly price-sensitive geographic region, namely Texas, Florida, Mississippi and Minnesota, and the Company's focus on the introduction and market penetration of its very low-TSNA smokeless tobacco products, which were introduced in the fall of 2001. The Company sold approximately 1.65 billion cigarettes during the first six months of 2002, compared with sales of approximately 2.03 billion cigarettes during the first six months of 2001, representing a decrease of approximately 18.7%. The decrease in sales volume was offset in part by an increase in the sales price charged by the Company and by the sale of its smokeless tobacco products.

There were no leaf tobacco revenues during either the first or second quarters of 2001 or 2002, as leaf tobacco revenues are seasonal in nature, and occur during the third and fourth quarters. During the first six months of 2002, the Company earned de minimis royalties paid by B&W on sales of its ADVANCE(R) low-TSNA cigarette, which B&W continues to test market in Indianapolis, Indiana.

Gross profit in the first six months of 2002 was $15.5 million, approximately 29% lower than the $21.8 million gross profit in the first six months of 2001. Sales price increases were partially offset by an increase in manufacturing costs, including increased contract prices for cigarettes made by B&W given the lower level of production under the Company's Contract Manufacturing Agreement with B&W. The Company's federal excise tax expense for the first six months of 2002 was $31.8 million, a decrease of $3.0 million from the $34.9 million of federal excise tax paid for the first six months of 2001, despite a 12.8% increase in the federal excise tax from $3.40 per carton to $3.90 per carton which became effective on January 1, 2002. The decrease in federal excise taxes paid is explained by the decrease in sales volume even after taking into account the increase in the excise tax per carton paid.

Total operating expenses increased to $17.0 million for the first six months of 2002 from $13.4 million for the first six months of 2001 principally due to the sales and marketing efforts associated with the market introduction of ARIVA(TM) and STONEWALL(TM). Approximately $4.0 million of this amount is related to the promotion and product introduction of ARIVA(TM) in Florida, Minnesota, Mississippi and Texas, and to a lesser extent, in Virginia, where the Company's sales force is concentrated. Marketing and distribution expenses, on a consolidated basis, totaled $8.6 million for the first six months of 2002, an increase of $3.6 million over the comparable 2001 period. This reflected a larger sales force of approximately 90 employees and increased distribution expenses resulting from the introduction of the Company's new smokeless products, including additional costs related to the introduction of ARIVA(TM) in major chain stores which previously had not been Company customers. During the first six months of 2002, Star's smokeless products were in more than 30,000 retail stores.

General and administrative expenses, on a consolidated basis, totaled $7.8 million for the first six months of 2002, an increase of $0.6 million over the comparable 2001 period. This increase was attributable primarily to expenses related to the Company's pending lawsuit against R.J. Reynolds for patent infringement, which is in active discovery in the United States District Court for the District of Maryland. Also, there have been additional costs related to the Company's constitutional challenge to the MSA, responses to the Citizen Petitions filed with the FDA concerning ARIVA(TM), and for scientific, legal, medical and public health consultants and advisors who are assisting senior management in bringing the Company's new very low-TSNA smokeless tobacco products to market. While general and administrative expenses were lower in the second quarter of 2002 than they were in the second quarter of 2001, the Company anticipates increases in its general and administrative costs in the coming months in connection with its patent infringement lawsuits and other legal matters described above.

Research and development expenses were $565,000 during the first six months of 2002, a decrease of 49.9% from $1.1 million for the first six months of 2001. These decreased costs reflect the Company's decreased product development costs related to its new smokeless tobacco products, ARIVA(TM) and STONEWALL(TM) moist and dry snuff, which were released into test markets in late 2001. The Company continues its focus on the research and development on products that have reduced levels of toxins and that potentially may reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. The Company has initiated and is in the process of designing several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk. The Company conducts these studies through independent laboratories and universities.

The Company had interest expense of $729,000 and interest income of $334,000, for a net interest expense of $395,000 during the first six months of 2002. This compares to net interest income of $253,000 during the first six months of 2001. The higher interest expense in the first six months of 2002 resulted from capital lease obligations entered into in late 2001 and the first quarter of 2002, as well as interest charges from the Company's line of credit facility, which was utilized, in part, to finance the MSA Escrow obligation in April 2002 and for general working capital requirements. This interest expense was partially offset by interest income generated by the Company's deposits in its MSA Escrow Fund. The Company receives for its own account the current interest on the amounts in escrow, but this interest income is not sufficient to offset the Company's cost of capital. Given the increase in the Company's indebtedness during late 2001 and the first quarter of 2002, the Company's interest expense will remain substantially higher than historical levels.

An income tax credit of $707,000 for the first six months of 2002 reflects the pre-tax loss of $1.8 million versus income tax incurred for the first six months of 2001 of $3.4 million on pretax profit of $8.5 million.

Consolidated net loss for the first six months of 2001 was $1.1 million, compared with net income of $5.1 million for the comparable 2001 period. In the first six months of 2002, the Company had a basic and diluted loss of $0.02 per share versus basic and diluted earnings per share of $0.08 in the first six months of 2001.

Liquidity and Capital Resources

In the first six months of 2002, $4.8 million of cash was used to support operating activities. This compared to a positive net cash flow of $1.2 million during the first six months of 2001. The increase in cash used in operations during the first six months of 2002 was primarily due to an increase of $5.5 million in accounts receivable from customers and additional costs related to the introduction of ARIVA(TM) on a national basis during the same six month period. This increase in accounts receivable resulted primarily from a timing difference in sales. An increase in federal excise tax occurred on 1 January 2002, and wholesalers attempted to minimize the amount of inventory on hand as of that date to avoid paying a "floor tax" of 50 cents per carton, since the federal excise tax increased from $3.40 per carton to $3.90 per carton on that day. Thus, receivables were uncharacteristically low as of December 31, 2001, and had increased to more normal end of quarter levels by June 30, 2002. Further, receivables have increased as a result of longer duration payment terms granted to smokeless tobacco distributors. There were approximately $700,000 of receivables from smokeless tobacco distributors as of June 30, 2002.

During the second quarter of 2002, the Company had deposits for equipment orders and cash in restricted accounts collateralizing lease obligations in the aggregate amount of approximately $2.7 million. The Company intends to complete a leasing transaction in the third or fourth quarter of 2002 for equipment required to manufacture ARIVA(TM) totaling approximately $1.2 million, which will release approximately $0.5 million in equipment order deposits. Further, the Company intends during the third or fourth quarter of 2002 to refinance or renegotiate an operating lease and convert it to a capital lease which will result in the release of approximately $1.2 million in cash from a restricted account. Previously, the Company entered into loans and/or lease agreements collateralized by a substantial portion of the Company's assets. As a result, the ability of the Company to generate additional funds through additional loans or leases collateralized by its assets is limited.

The Company and ST each have granted B&W a first priority security interest under the B&W credit facility in their respective intellectual property as collateral, and have each guaranteed the payment of the other's obligations. Also, the B&W credit facility is collateralized by the Company's curing barns and leaf tobacco inventory.

B&W is holding $5 million of Star Cured(TM) tobacco for use by the Company. The Company has a liability of $5 million associated with that inventory as shown in accounts payable.

The Company has a working capital line of credit, which is collateralized by accounts receivable from its cigarette business, in the amount of $7.5 million. The Company had $5.6 million of borrowings under this credit facility at June 30, 2002 at an interest rate of Prime plus 0.5% which was an effective rate of approximately 5.25% during the second quarter of 2002.

As of June 30, 2002, the Company, on behalf of ST, had deposited into escrow approximately $33.6 million to fund ST's net purported escrow obligations under the MSA for sales in 1999, 2000 and 2001. Based on the increased escrow amount per carton, and ST's sales in MSA states in future years, the Company will have to pay significant sums into these escrow accounts to meet MSA requirements for sales in later years. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. In addition to the escrow deposits associated with the Company's direct sales, the Company has, under protest, been required to make additional escrow deposits related to sales of the Company's cigarettes subsequently made by the Company's direct customers into other states ("indirect sales"). In 2001 and in the first and second quarters of 2002, the Company made approximately $4,500,000 in escrow payments in connection with indirect sales that occurred in 1999, 2000 and 2001. The Company has received demands for additional escrow payments for indirect sales which occurred in 2001, and expects that it will continue to be subject to further additional escrow obligations related to indirect sales which occurred from 1999-2001. In April 2003, the Company will be required to make escrow payments for sales into MSA states which occurred during 2002. It is anticipated that the Settling States may make additional demands for indirect sales made during 2002 and Star may be subject to additional escrow obligations for such sales. For the past three years, the amount of MSA escrow funds which the Company has been required to deposit has exceeded the Company's net income. Accordingly, the Company has been required to meet part of its MSA escrow deposit obligations from sources other than operating income. To the extent that the amounts the Company is required in the future to deposit into the MSA escrow exceed available cash flow from operations and other sources of liquidity, the Company will be required to raise additional outside capital to make these payments.

In May 2002, the Company entered into negotiations with representatives of the NAAG regarding terms under which Star could become a Subsequent Participating Member of the MSA and resolve all currently contested issues relating to the MSA, including all issues relating to claims under State Qualifying Statutes and the Company's constitutional challenge to the MSA. In connection with those discussions, a Standstill Agreement was negotiated which provides that during the standstill period, the Settling States which executed the Agreement would not initiate any enforcement action against the Company relating to claims for additional escrow funding and compliance with state Qualifying Statutes and the Company would not initiate any new actions against the Settling States. The Standstill Agreement was executed by twenty-nine of the forty-six Settling States and Puerto Rico, and by its terms extended through July 23, 2002. Although the Standstill Agreement has not been formally extended, the parties have continued negotiations and neither the Settling States which signed the Standstill Agreement nor the remaining Settling States have initiated any enforcement action against the Company. Should Star become a Subsequent Participating Manufacturer in the MSA, it is anticipated that a settlement would result in a resolution of all outstanding issues with the Settling States. Such a settlement may result in Star contributing some or all of its escrow funds to the Settling States as MSA payments. Any such contributions will be charged as an expense to the income statement in the period when paid, and could result in a significant decrease in book value of the Company. In the event the Company does not reach a settlement agreement with the NAAG, it is anticipated that the Settling States will move forward on their demands that the Company make additional escrow deposits to cover indirect sales claimed for the period 1999-2001.

The Company has incurred approximately $1.1 million in losses during the first six months of operations, experienced a decline in working capital from $1.5 million to $0.86 million and negative cash flows during the period of $2 million.

Currently, the Company is not generating sufficient cash to fund its operations and anticipated cash requirements. The Company recognizes that, in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation matters. In addition, further capital will be required for other litigation matters described herein. Further, in order to continue to market and develop ARIVA(TM) additional capital will be needed for sales, marketing and promotion. Given the current cash shortfalls, the Company will need to generate or raise from outside sources a substantial amount of additional cash to meet its obligations and to support its ongoing operations and activities. Failure to raise additional capital may inhibit the efforts described above and impede or prevent the Company from recognizing the market potential for ARIVA(TM).

Management plans to address these cash flow shortfalls include: 1) cost-cutting measures designed to reduce overhead. For example, during the first half of the third quarter of 2002, sales territories were reevaluated and restructured. This resulted in a reduction of the Company's sales force from approximately 90 sales persons who had been employed during the second quarter of 2002 to approximately 75 sales persons, 2) cash advances from Brown & Williamson ($900,000) to fund, in part, short-term tobacco leaf segment working capital needs of approximately $2.5 million, and 3) refinancing of an existing operating lease into a capital lease which will result in the release of approximately $1.2 million of cash collateral and the entering into of a lease for ARIVA(TM) manufacturing equipment totaling approximately $1.2 million resulting in a release of approximately $500,000 in deposits held by the equipment manufacturer. In addition, the Company has previously submitted to the IRS a request for a letter ruling that, if granted, would result in significant additional tax refunds to the Company. Even the successful execution of the above action items may not provide sufficient funds to meet the Company's ongoing cash needs, particularly given the Company's anticipated MSA funding requirements in April 2003. The Company's liquidity needs for the next 12 months are very difficult to estimate. Increased competition in the cigarette business, the complexity of the issues relating to the negotiations with the NAAG, the Company's obligations to make MSA escrow deposits, and the uncertainty regarding consumer acceptance of ARIVA(TM), make it difficult for the Company to predict with clarity its precise liquidity needs over specific time frames. The adequacy of the Company's liquidity on both a short and long-term basis will depend upon the effects on the Company and its business from many factors such as our ability to reach a settlement with the NAAG on terms reasonably acceptable to the Company, our ability to operate profitably the cigarette business, either inside or outside the MSA, other potential strategic choices for such business and the amount of capital required to execute the Company's business objectives of rolling out ARIVA(TM), defending its intellectual property, and other working capital needs. Thus, it is anticipated the Company will need to raise additional funds. While the Company is currently not able to estimate the combined impact of these events there could be circumstances under which the Company would be required to raise a substantial amount of capital. There can be no guarantee, however, that the Company will be able to raise capital, or that if it can raise the capital, that the terms would be acceptable to the Company. The Company's ability to raise additional funds to meet its working capital and other capital requirements will be effected by numerous factors, including the potential for profitably operating the cigarette business, the prospects for the success of the Company's very low-nitrosamine smokeless tobacco products, our substantial leverage, the terms of our indebtedness and the other factors described under "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

While a majority of the Company's debt facilities and leases are at fixed interest rates, some borrowings, including the Company's line of credit and some of the Company's leases are at variable rates and, as a result, the Company is subject to interest rate exposure. In addition, the Company's investments in the MSA-related escrow accounts are short-term very high quality investments. Consequently, the income generated by these investments is subject to fluctuation with changes in interest rates. The interest received from these escrow accounts is not sufficient to offset the Company's cost of capital.

Note on Forward-Looking Statements

THIS REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY HAS TRIED, WHENEVER POSSIBLE, TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS USING WORDS SUCH AS "ANTICIPATES", "BELIEVES", "ESTIMATES", "EXPECTS", "PLANS", "INTENDS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REFLECT THE COMPANY'S CURRENT BELIEFS AND ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO IT. ACCORDINGLY, SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH STATEMENTS. THESE RISKS, UNCERTAINTIES AND CONTINGENCIES INCLUDE, WITHOUT LIMITATION, THE CHALLENGES INHERENT IN NEW PRODUCT DEVELOPMENT INITIATIVES PARTICULARLY IN THE SMOKELESS TOBACCO AREA, THE UNCERTAINTIES INHERENT IN THE PROGRESS OF SCIENTIFIC RESEARCH, THE COMPANY'S ABILITY TO RAISE THE CAPITAL NECESSARY TO GROW ITS BUSINESS, POTENTIAL DISPUTES CONCERNING THE COMPANY'S INTELLECTUAL PROPERTY, RISKS ASSOCIATED WITH LITIGATION REGARDING SUCH INTELLECTUAL PROPERTY, POTENTIAL DELAYS IN OBTAINING ANY NECESSARY GOVERNMENT APPROVALS OF THE COMPANY'S LOW-TSNA TOBACCO PRODUCTS, MARKET ACCEPTANCE OF THE COMPANY'S NEW SMOKELESS TOBACCO PRODUCTS, COMPETITION FROM COMPANIES WITH GREATER RESOURCES THAN THE COMPANY, THE COMPANY'S DECISION NOT TO JOIN THE MASTER SETTLEMENT AGREEMENT ("MSA") AND ITS DECISION TO CHALLENGE THE CONSTITUTIONALITY OF THE MSA, THE EFFECT OF STATE STATUTES ADOPTED UNDER THE MSA AND ANY SUBSEQUENT MODIFICATION OF THE MSA, THE COMPANY'S DEPENDENCE ON KEY EMPLOYEES AND ON ITS STRATEGIC RELATIONSHIPS WITH BROWN & WILLIAMSON TOBACCO CORPORATION. THE IMPACT OF POTENTIAL LITIGATION, IF INITIATED AGAINST OR BY INDIVIDUAL STATES THAT HAVE ADOPTED THE MSA, COULD BE MATERIALLY ADVERSE TO THE COMPANY.

SEE ADDITIONAL DISCUSSION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR ADVISE UPON ANY SUCH FORWA RD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS PRESS RELEASE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In May 2001, the Company filed a patent infringement action against R. J. Reynolds Tobacco Company ("RJR") in the United States District Court for Maryland, Southern Division to enforce the Company's rights under U.S. Patent No. 6,202,649 (`649 Patent). This case is now proceeding in discovery with a discovery deadline of September 30, 2002. On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the `649 Patent, which is at issue in the first lawsuit against RJR. The lawsuit was filed in the United States District Court for Maryland and the Company expects that the case will be consolidated with its earlier lawsuit against RJR filed in the same Court.

On June 28, 2002, Philip Morris filed a declaratory judgment action against the Company in the United States District Court for the Eastern District of Virginia, Richmond Division. The Complaint seeks a declaration of non-infringement and patent invalidity and unenforceability with respect to the `649 patent. On July 29, 2002, the Company filed a motion to dismiss that lawsuit. That motion is currently pending.

Since the introduction of ARIVA(TM), three citizen petitions have been filed with the Food and Drug Administration ("FDA") seeking to have ARIVA(TM) regulated as a food and/or a drug product. On May 1, 2002 the Company, through counsel, filed responses to two of these petitions, and on June 13, 2002, filed a response to the third petition. The Company also filed responses to other comments filed with the FDA in certain of these dockets, including comments filed by certain State Attorneys General. The Company's legal team is headed by former U.S. Solicitor General Charles Fried, Esquire and by FDA attorneys from McDermott, Will & Emery; Paul, Hastings, Janofsky & Walker LLP and Bergeson & Campbell, P.C. In the responses counsel concluded that the petitions are factually flawed and without merit, because ARIVA(TM) does not fit the definition of a food or a drug under the Federal Food, Drug and Cosmetic Act. Furthermore, because ARIVA(TM) is a smokeless tobacco product that is intended to provide tobacco satisfaction, the FDA lacks authority to regulate ARIVA(TM) based on the March 21, 2000 decision of the Supreme Court in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000). Despite the Company's position as reflected in its responses, there is no certainty that the FDA would agree with that position and not seek to assert jurisdiction over ARIVA(TM).

The Virginia Department of Taxation has asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115.06. The Company has applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. The Company has not paid that assessment and is not required to do so pending its appeal to the Department of Taxation. The Company has also challenged the taxation of certain other property on the grounds that the property is used directly in production activities at the Company's processing facility in Chase City, Virginia. The Company has paid that assessment, in the amount of $24,273.75, in full pending appeal. The administrative procedure for consideration of the Company's application for correction of these assessments is expected to be concluded by December 31, 2002.

There is other minor litigation in the ordinary course of business which the Company is vigorously defending.

Item 2.  Changes in Securities and Use of Proceeds.

In the second quarter of 2002, Star granted its directors, officers, employees and consultants (the "Purchaser Class") options to purchase Star's Common Stock as described below. All options described below were granted under the Star Scientific, Inc. 1998 Stock Option Plan or the Star Scientific, Inc. 2000 Equity Incentive Plan. On each of the dates set forth below, the options described were offered to one or more members of the Purchaser Class in a private offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.







        Date of Grant             Exercise Price                Options Granted
                                    (per share)
    ---------------------- ------------------------------ ------------------------
           04/13/02                     $2.11                         25,000
    ---------------------- ------------------------------ ------------------------
           05/31/02                     $1.12                        200,000
    ---------------------- ------------------------------ ------------------------
           06/14/02                     $1.17                        100,000
    ---------------------- ------------------------------ ------------------------
           06/09/02                     $1.24                         25,000
    ---------------------- ------------------------------ ------------------------

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

Number   Description

10.1 Contract with The Industrial Development Authority of Mecklenburg County, Virginia and The Industrial Development Authority of the Town of Chase City, Virginia, for a 10-year lease and option to purchase an approximately 91,000 square foot building at 89 Duckworth Road.

(b)    Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              STAR SCIENTIFIC, INC.

Date:        August 14, 2002                       /s/ Christopher G. Miller
                                                   -------------------------
                                                   Authorized Signatory and
                                                     Chief Financial Officer