Form 10-Q
period 2002-09-30
STAR SCIENTIFIC INC
filed 2002-11-14
CIK 776008

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

At November 4, 2002, there were 59,719,480 shares outstanding of the Registrant's common stock, par value $.0001 per share.

           See notes to condensed consolidated financial statements.

                                Table of Contents

                                                                                                                      Page
PART I         Item 1 - Financial Statements

               Condensed Consolidated Balance Sheets as of September 30, 2002 (Unaudited)
               and December 31, 2001                                                                                    3

               Condensed Consolidated Statements of Operations for the three and nine months
               ended September 30, 2002 and 2001 (Unaudited)                                                            5

               Condensed Consolidated Statement of Stockholders' Equity for the nine months ended
               September 30, 2002                                                                                       6

               Condensed Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2002 and 2001 (Unaudited)                                                            7

               Notes to Condensed Consolidated Financial Statements                                                     8

               Item 2 - Management's Discussion and Analysis of Financial Condition and
                          Results of Operations                                                                        14

               Item 3 - Quantitative and Qualitative Disclosure on Market Risk                                         22

               Item 4 - Controls and Procedures                                                                        22

PART II        Item 1 - Legal Proceedings                                                                              23

               Item 2 - Changes in Securities and Use of Proceeds                                                      24

               Item 6 - Exhibits and Reports on Form 8-K                                                               24

Signatures

            See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            September 30,           December 31,
                                                                                 2002                   2001
                                                                             (Unaudited)
                                                                         --------------------   ---------------------
Current Assets:
   Cash and cash equivalents                                             $                  0    $          3,084,612
   Accounts receivable, trade                                                      10,112,808               3,188,412
   Inventories                                                                     16,329,523              12,004,078
   Prepaid expenses and other current assets                                        1,505,102                 371,715
   Refundable income tax                                                            1,927,981               2,264,516
   Deferred tax asset                                                                  37,000                  50,000
                                                                         --------------------    --------------------

     Total current assets                                                          29,912,414              20,963,333

Property, plant and equipment, net                                                 21,348,289              21,577,386
Idle equipment                                                                      2,071,000               2,071,800
Intangibles, net of accumulated amortization                                        1,057,611                 985,585
Other assets                                                                        1,589,062               1,599,422
Deposits on property and equipment                                                  2,997,360               3,697,214
MSA Escrow funds                                                                   33,582,285              28,444,280
                                                                         --------------------    --------------------

     Total Assets                                                        $         92,558,021    $         79,339,020
                                                                         ====================    ====================

                                  (Continued)
           See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              September 30,          December 31,
                                                                  2002                    2001
                                                               (Unaudited)
                                                          --------------------    --------------------
Current liabilities:
   Current maturities of long-term debt                   $                  0    $           775,210
   Accounts payable, trade                                          12,250,196             11,898,944
   Current maturities of capital lease obligations                   5,209,971              3,029,567
   Federal excise taxes payable                                      1,843,606              1,841,637
   Customer Deposits                                                 5,199,003                      0
   Bank Overdraft                                                      271,326                      0
   Accrued expenses                                                    848,310              1,888,789
                                                          --------------------    --------------------

     Total current liabilities                                      25,622,412             19,434,147

Notes payable, less current maturities                              21,607,926             22,969,780
Capital lease obligations                                            8,147,498              6,847,823
Line of credit                                                       7,434,291                  -
Deferred gain on sale-leaseback                                        470,034                457,867
Deferred tax liability                                               1,205,000              1,105,000
                                                          --------------------    --------------------

     Total liabilities                                              64,487,161             50,814,617
                                                          --------------------    --------------------

Stockholders' equity:
   Common stock/A/                                                       5,972                  5,974
   Additional paid-in capital                                       14,942,251             14,665,456
   Retained earnings                                                16,522,637             17,252,973
   Notes receivable, officers                                       (3,400,000)            (3,400,000)
                                                           -------------------    --------------------

     Total stockholders' equity                                     28,070,860             28,524,403
                                                          --------------------    --------------------

                                                          $         92,558,021    $        79,339,020
                                                          ====================    ====================

/A/($.0001 par value, 100,000,000 shares authorized, 59,741,460 shares issued and outstanding in 2001; 59,719,480 shares issued and outstanding in 2002)



           See notes to condensed consolidated financial statements.
                                       4

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OR OPERATIONS

                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                   --------------------------------  ------------------------------
                                                         2002            2001            2002             2001
                                                     -------------   -------------   -------------    -------------
Net sales                                            $  46,108,929   $  57,478,381   $ 116,828,276    $ 138,513,962
Less:
   Cost of goods sold                                   24,345,842      33,827,219      47,774,092       58,183,733
   Excise taxes on products                             13,392,211      14,148,608      45,202,746       49,021,557
                                                     -------------   -------------   -------------    -------------
Gross profit                                             8,370,876       9,502,554      23,851,438       31,308,672
                                                     -------------   -------------   -------------    -------------

Operating expenses:
   Marketing and distribution                            3,186,710       2,425,000      11,783,065        7,418,347
   General and administrative                            3,916,789       4,724,669      11,725,553       12,084,064
   Research and development                                305,930       1,531,644         870,986        2,658,849
                                                     -------------   -------------   -------------    -------------
     Total operating expenses                            7,409,429       8,681,313      24,379,604       22,161,260
                                                     -------------   -------------   -------------    -------------
Operating income (loss)                                    961,447         821,241        (528,166)       9,147,412

Other income (expenses):
   Interest income, net of interest expense               (305,274)        239,501        (700,466)         492,895
   Gain (loss) on disposal of assets                        44,724           2,529         133,482         (156,623)
                                                     -------------   -------------   -------------    -------------
   Income (loss) from continuing operations before
     income taxes                                          700,897       1,063,271      (1,095,150)       9,483,684
   Income tax (expense) benefit                           (319,000)       (551,980)        388,000       (3,965,000)
                                                     -------------   -------------   -------------    -------------

Net income (loss)                                    $     381,897   $     511,291   ($    707,150)   $   5,518,684
                                                     =============   =============   =============    =============

Basic income (loss) per common share                 $         .01   $         .01   ($        .01)   $         .09

Diluted income (loss) per common share               $         .01   $         .01   ($        .01)   $         .09

Weighted average shares outstanding, basic              59,737,229      59,741,481      59,739,333       59,741,481
                                                     =============   =============   =============    =============
Weighted average shares outstanding, diluted            59,737,229      60,768,290      59,739,333       60,730,511
                                                     =============   =============   =============    =============

           See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                       Additional                      Notes
                                               Common stock             Paid-In        Retained     Receivable,
                                       ---------------------------
                                          Shares         Amount         Capital        Earnings       officers         Total
                                       -------------  ------------  --------------  ------------- ---------------  -------------
Balances, December 31, 2001               59,741,480  $      5,974  $   14,665,456  $ 17,252,973  ($    3,400,000) $  28,524,403

Issuance of common stock options                   -             -         282,295             -                -        282,295

Repurchase and retirement of treasury
   shares                                    (22,000)           (2)         (5,502)      (23,184)               -        (28,688)

Net loss                                           -             -               -      (707,150)               -       (707,150)
                                       -------------  ------------  --------------  ------------  ---------------  -------------

Balances, September 30, 2002              59,719,480  $      5,972  $   14,942,249  $ 16,522,639  ($    3,400,000) $  28,070,860
                                       =============  ============  ==============  ============  ===============  =============

           See notes to condensed consolidated financial statements.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended September 30,
                                                                               2002                    2001
                                                                           ------------            ------------
                                                                            (Unaudited)             (Unaudited)
Operating activities:
Net income (loss)                                                          ($   707,150)           $  5,518,684
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
     Depreciation and amortization                                            1,099,666               1,902,389
     Increase (decrease) in deferred income taxes                               100,000                 745,000
     Loss on fixed asset disposal                                               133,482                 159,152
     Royalty Revenues (non-cash)                                             (1,300,000)             (1,350,000)
     Stock-based compensation expense                                           282,295                 660,187
     Increase (decrease) in cash resulting from changes in:
       Current assets                                                       (12,033,693)            (13,882,909)
       Current liabilities                                                    4,783,071              (1,436,141)
       Other assets                                                              (5,771)               (548,889)
                                                                           ------------            ------------
         Net cash flows from (used in) operating activities                  (7,648,100)             (8,232,527)
                                                                           ------------            ------------

Investing activities:
   Purchases of property, plant and equipment                                  (528,381)             (1,230,062)
   Proceeds from disposal of property and equipment                             264,754               7,866,128
   Patent costs incurred                                                        (83,500)               (234,837)
   Deposits on property and equipment                                                 -                       -
   Advances to Officers                                                               -                (600,000)
                                                                           ------------            ------------
         Net cash flows from (used in) investing activities                    (347,127)              5,801,229
                                                                           ------------            ------------

Financing activities:
   Proceeds from revolving line of credit                                     7,434,291                       -
   Proceeds from notes payable and capital leases                             6,582,888               4,000,000
   Cash paid to reacquire common stock                                          (28,688)                      -
   Payments on notes payable and capital leases                              (3,939,871)             (2,849,052)
                                                                           ------------            ------------
         Net cash flows from financing activities                            10,048,620               1,150,948
                                                                           ------------            ------------

MSA Escrow fund                                                              (5,138,005)            (14,694,504)
                                                                           ------------            ------------

Decrease in cash and cash equivalents                                        (3,084,612)            (15,974,854)

Cash and cash equivalents, beginning of period                                3,084,612              16,746,599
                                                                           ------------            ------------

Cash and cash equivalents, end of period                                   $          -            $    771,745
                                                                           ============            ============

                             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                $    729,628            $    500,758
                                                                           ============            ============

   Income taxes                                                            $    428,800            $  3,728,970
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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results for a full year.

Revenue Recognition - In connection with its leaf segment, the Company sells very low-TSNA StarCured(TM) tobacco at a price equivalent to its purchase price. The Company is the primary obligor to the farmers from whom the tobacco is purchased and has general inventory risk. Due to these factors and others, the Company has recorded StarCured(TM) tobacco sales at gross amounts.

Diluted weighted average shares outstanding for the nine months ended September 30, 2002, is the same as basic weighted average shares outstanding as the effect of conversion of outstanding options and warrants would be anti-dilutive. Diluted earnings per share for the other periods assumes conversion of outstanding common stock options and warrants.

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

As of January 1, 2001, all forty-six MSA states had adopted model "level playing field" statutes. As noted above, under these statutes, the Company is required to place funds in escrow for each cigarette sold in a state that is a member of the MSA. After funding escrow accounts for 2001 sales, the Company has deposited a total of approximately $33,600,000 into escrow under protest. In addition to the escrow deposits associated with the Company's direct customer sales, the Company has, under protest, been required to make additional escrow deposits related to sales of the Company's cigarettes subsequently made by the Company's direct customers in other states ("indirect sales"). In 2001 and in the first two quarters of 2002, the Company made approximately $4,500,000 in escrow payments in connection with indirect sales that occurred in 1999, 2000 and 2001. The Company has received demands for additional escrow payments after making its escrow payments for 2001 and expects that it will continue to be subject to additional escrow obligations related to indirect sales which occurred from 1999 through 2001. The Company is not presently able to estimate the total amount of this obligation, which will depend on a number of factors including a determination of the amount of indirect sales in particular states and a determination of whether the Company is obligated to escrow funds for all products it manufactured and sold, including product manufactured by Brown & Williamson Tobacco Corporation ("B&W") under its contract manufacturing agreement with the Company, or only product the Company manufactured at its Petersburg, Virginia, facility. If the Company is only required to

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

make escrow payments for cigarettes it manufactured at its Petersburg, Virginia, facility, it could have potential obligations to B&W for additional costs which B&W incurred for producing cigarettes which it made under the manufacturing agreement with the Company. Under either scenario, the amount of any additional obligation would be material and may require the Company, among other things, to raise additional funds to meet such obligations. All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits.

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

On December 15, 2000, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia requesting that the court declare both the MSA and Virginia's Qualifying Statute unconstitutional and, therefore, invalid. The Company's complaint challenges the MSA on the grounds that it violates the Interstate Compact Clause and the Commerce Clause of the Constitution of the United States. It challenges the Qualifying Statute on the grounds that it violates the Equal Protection, Due Process, Takings and Commerce Clauses of the Constitution. On March 12, 2001, the District Court heard oral argument on the Commonwealth's Motion to Dismiss, after both sides had exchanged briefs on all the constitutional and related issues. On March 26, 2001, the District Court dismissed the Company's complaint, but in its opinion, the District Court did note that Star "must now suffer as a result of the bad faith of previous market entrants." The District Court further noted that Star "has never been accused of the fraudulent, collusive and intentionally dishonest activities of the Big Four," "was not even in existence during the bulk of the time that these activities were occurring," and has taken "every step to provide complete disclosure about the harmful nature of its products." The District Court also stated that the "financial burden on Star and others like it may hamper efforts to develop new tobacco technologies." The Company promptly appealed the District Court's ruling.

On January 22, 2002, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court and later denied the Company's request for rehearing. On May 20, 2002, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court asking that Court to review the case, given its continuing belief that the MSA and the Virginia Qualifying Statute are constitutionally flawed. On October 7, 2002, the Supreme Court denied the Petition for a Writ of Certiorari. The action by the Supreme Court effectively ends the Company's constitutional challenge to the MSA.

On June 12, 2001, Star filed a second lawsuit challenging the MSA and Indiana's Qualifying Statute in the United States District Court for the Southern District of Indiana. That suit raised claims similar to those in the complaint in the Commonwealth of Virginia. The Indiana lawsuit also raised the contention that Star is not subject to any escrow obligation in Indiana because it has no substantial nexus to the state, and Star moved for a preliminary injunction on this issue. On August 20, 2001, the District Court issued a ruling denying the motion for preliminary injunction and dismissing the substantial nexus claim. At the same time, the court deferred ruling on the remainder of the claims pending further development of the record and final disposition of the Company's Virginia action, which had not yet been reviewed by the Supreme Court. Based on the Supreme Court denial of the Company's Petition For a Writ of Certiorari, the Company anticipates moving to dismiss this case.

In May 2002, the Company entered into negotiations with representatives of the National Association of Attorneys General ("NAAG") regarding terms under which Star could become a Subsequent Participating Member of the MSA and resolve all currently contested issues relating to the MSA and state Qualifying Statutes, including its constitutional challenge to the MSA. In connection with those discussions, a Standstill Agreement was negotiated which provides that during the standstill period, the Settling States that executed the Agreement would not initiate any enforcement action against the Company relating to any claims for additional escrow funding and the compliance with state Qualifying Statutes, and the Company would not initiate any new actions against those Settling States. The Standstill Agreement was executed by twenty-nine of the forty-six Settling States and by Puerto Rico, and by its terms extended through July 23, 2002. Although the Standstill Agreement has not been formally extended, the parties have continued negotiations and neither the Settling States that signed the Standstill Agreement nor the remaining Settling States have initiated any enforcement action against the Company. The Company and NAAG are continuing the negotiation of a comprehensive settlement. Should Star reach a settlement agreement with the NAAG, it is anticipated that a settlement would result in a resolution of all outstanding issues with the Settling States. Such a comprehensive settlement may result in Star contributing some or all of its escrow funds toward that settlement. Any such contributions will be charged as an expense to the income statement in the period when paid, and could result in a significant decrease in book value of the Company.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.      Liquidity and Capital Resources:

The Company has incurred approximately $0.7 million in losses during the first nine months of operations, experienced an increase in working capital from $1.5 million to $4.3 million and negative cash flows during the period of $3.1 million.

During the third quarter, management addressed cash flow shortfalls by taking a number of steps that will continue through the fourth quarter. These include: 1) Cost-cutting measures designed to reduce cost of goods sold and overhead. For example, during the first half of the third quarter of 2002, sales territories were reevaluated and restructured. This resulted in a reduction of the Company's sales force from approximately 90 sales persons who had been employed during the second quarter of 2002 to approximately 75 sales persons. The full quarterly impact of these changes will be felt during the fourth quarter. Further, while maintaining the Company's commitment to explore various business alternatives and ultimately shift its major focus to very low-TSNA smokeless tobacco products, the Company, with respect to its cigarette business, has decided to return to the production of more conventional discount cigarette products, in an effort to ensure that such discount cigarettes are competitive in an expanding 4th tier of the marketplace. Accordingly, the Company plans to reduce, or entirely replace, the current 24% StarCured(TM) tobacco content in its MAINSTREET(R) brand, its most popular brand, with other less expensive low-TSNA tobacco. The Company may also consider comparable reductions in StarCured(TM) tobacco in its other three discount cigarette brands. The Company previously decided to use a more costly carbon/acetate filter on all of its discount cigarettes. The added benefit of the use of such filters has been questioned by certain members of the public health advocacy community. Accordingly, the Company has replaced carbon/acetate filters with more conventional acetate filters that are standard in the industry. The Company anticipates that these changes will not have any material adverse impact on the sales of discount cigarettes by Star Tobacco. 2) Increasing margins for its discount cigarettes by raising prices approximately $1.00 per carton as compared to the second quarter of 2002. 3) Obtaining a cash advance from B&W ($900,000) to fund, in part, short-term tobacco leaf segment working capital needs of approximately $2.5 million. This cash advance was repaid in early October 2002. 4) Undertaking steps to refinance an existing operating lease into a capital lease which will result in the release of approximately $1.2 million of cash collateral and undertaking to enter into a lease for ARIVA(TM) manufacturing equipment totaling approximately $1.2 million resulting in a release of approximately $500,000 in deposits held by the equipment manufacturer. The Company anticipates completing this refinancing and lease during the fourth quarter of 2002 or the first quarter of 2003.

Previously, the Company submitted to the IRS a request for a Private Letter Ruling that would confirm the deductibility of funds placed in escrow under the MSA. Based on the rationale set forth in its Letter Ruling request, the Company took a deduction for escrow expenses in its IRS return for 2001, and sought a refund for prior year payments. Subsequent to September 30, 2002, the Company received $7.4 million in Federal and State refunds relating to such payments. If the IRS determines that the Company's treatment of the payments into escrow is not appropriate for tax purposes, then the Company, based upon advice from tax counsel, expects it will challenge that determination in US Tax Court to seek a final determination with respect to this issue. Ultimately, if the Company does not prevail in its position, the funds would have to be returned. Even the successful execution of the above action items and the receipt of the tax refund cited above, may not provide sufficient funds to meet the Company's ongoing cash needs, particularly given the Company's potential MSA funding requirements in April 2003. The Company's liquidity needs for the next 12 months are very difficult to estimate. Increased competition in the cigarette business, the complexity of the issues relating to the negotiations with the NAAG, the Company's obligations to make MSA escrow deposits, and the uncertainty regarding consumer acceptance of ARIVA(TM), make it difficult for the Company to predict with clarity its precise liquidity needs over specific time frames. The adequacy of the Company's liquidity on both a short and long-term basis will depend upon the effects on the Company and its business from many factors such as the terms of a potential settlement with the NAAG, potential strategic choices for the cigarette business, and the amount of capital required to execute the Company's business objectives of broadly distributing and marketing ARIVA(TM), defending its intellectual property, and other working capital needs. Thus, it is anticipated the Company may need to raise additional funds and/or consider other business options. The Company is currently not able to estimate the combined impact of these events, however, there could be circumstances under which the Company would be required to raise a substantial amount of capital. There can be no guarantee that the Company will be able to raise capital, or that if it can raise the capital, that the terms would be acceptable to the Company. The Company's need to raise additional funds to meet its working capital and other capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, the amount of any escrow obligations it may be required to deposit to comply with the Master Settlement Agreement, the success of the Company's anticipated very low-nitrosamine smokeless tobacco products and the other factors described under "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.      Long Term Debt:

        Notes/capital leases payable at September 30, 2002 consist of the following:

           Notes payable, non-interest bearing until January 1, 2005. Interest accrues beginning January 2005 at prime plus 1%, payable monthly.
           Principal payable in 60 equal monthly installments commencing January
           2005; collateralized by the Company's tobacco curing barns, leaf
           tobacco inventory and intellectual property. /A/                                       21,607,926

           Loan balance on a $7.5 million revolving line of credit facility secured by the Company's eligible accounts receivable; effective rate of interest at stated rate of prime plus 0.5% through an initial term
           ending in January 2005.                                                                 7,434,291

           Promissory note, payable with effective interest of 10.04%,
           collateralized by the Company's tobacco curing barns.                                   2,590,097

           Capitalized lease obligations, payable with effective interest ranging
           from 9.0 to 10.5%, in varying installments through 2005.                               10,767,372
                                                                                                  ----------
                                                                                                  42,399,686

           Less current maturities of long term debt and capital lease obligations                 5,209,971
                                                                                                   ---------

           Notes payable and capital leases, less current maturities                             $37,189,715
                                                                                                 ===========

     /A/ On April 25, 2001, the Company renegotiated these notes to provide for maturities beginning in 2005. There are provisions in the note restatements for reductions based on royalties from Brown & Williamson Tobacco Corporation ("B&W") and other future performance by B&W under the agreements entered into on April 25, 2001, including a 50% reduction of debt if B&W conducts a successful test market of a hard tobacco product and a 100% reduction of debt if B&W subsequently markets a hard tobacco product in 15 states.

The annual maturities of notes payable and capital leases are as follows:

                       Year ending September 30,
                       -------------------------
                                 2003                                                             $5,209,971
                                 2004                                                             12,955,135
                                 2005                                                              4,253,640
                                 2006                                                              4,495,264
                                 2007                                                              4,321,584
                              Thereafter                                                          11,164,092
                                                                                                  ----------
                                                                                                 $42,399,686
                                                                                                  ==========

5.      Income tax (benefit) expense consists of the following:

                                                                                 Nine months ending September 30,
                                                                                        2002         2001
                                                                                        ----         ----
           Current                                                                 ($1,501,000)   $3,220,000
           Deferred                                                                  1,113,000       745,000
                                                                                     ---------       -------
                                                                                     ($388,000)   $3,965,000
                                                                                      =========   ==========

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.      Segment information:

                                                                                Segment of Business
                                                                                -------------------

                                                                     Three months ended September 30, 2002
                                                                     -------------------------------------

                                                           Discount Cigarettes/
                                                            Smokeless Products        Tobacco Leaf       Consolidated
                                                            ------------------        ------------       ------------
          Revenue/A/                                             $30,169,668           $15,939,261            $46,108,929
          Cost of sales and excise taxes                          22,312,292            15,425,761             37,738,053
                                                                 -----------           -----------            -----------
          Gross margin                                             7,857,376               513,500              8,370,876
                                                                 -----------           -----------            -----------
          Research and development                                         -               305,929                305,929
                                                                 -----------           -----------            -----------
          Segment assets                                         $55,347,836           $38,210,185            $93,558,021
                                                                 ===========           ===========            ===========

                                                                    Three months ended September 30, 2001
                                                                    -------------------------------------

                                                           Discount Cigarettes/
                                                            Smokeless Products        Tobacco Leaf          Consolidated
                                                            ------------------        ------------          ------------
          Revenue/A/                                             $34,379,202           $23,099,179           $57,478,381
          Cost of sales and excise taxes                          25,057,734            22,918,093            47,975,827
                                                                 -----------           -----------           -----------
          Gross margin                                             9,321,468               181,086             9,502,554
                                                                 -----------           -----------           -----------
          Research and development                                         -             1,531,644             1,531,644
                                                                 -----------           -----------           -----------
          Segment assets                                         $47,091,396           $33,022,083           $80,113,479
                                                                 ===========           ===========           ===========

                                                                    Nine months ended September 30, 2002
                                                                    ------------------------------------

                                                           Discount Cigarettes/
                                                            Smokeless Products         Tobacco Leaf          Consolidated
                                                            ------------------         ------------          ------------
          Revenue/A/                                            $100,889,015            $15,939,261          $116,828,276
          Cost of sales and excise taxes                          77,551,077             15,425,761            92,976,838
                                                                ------------            -----------          ------------
          Gross margin                                            23,337,938                513,500            23,851,438
                                                                ------------            -----------          ------------
          Research and development                                         -                870,986               870,986
                                                                ------------            -----------          ------------
          Segment assets                                        $ 55,347,836            $38,210,185          $ 93,558,021
                                                                ============            ===========          ============

                                                                    Nine months ended September 30, 2001
                                                                    ------------------------------------

                                                           Discount Cigarettes/
                                                            Smokeless Products        Tobacco Leaf           Consolidated
                                                            ------------------        ------------           ------------
          Revenue/A/                                            $115,414,783           $23,099,179           $138,513,962
          Cost of sales and excise taxes                          83,989,219            23,216,071            107,205,290
                                                                ------------           -----------           ------------
          Gross margin                                            31,425,564              (116,892)            31,308,672
                                                                ------------           -----------           ------------
          Research and development                                         -             2,658,849              2,658,849
                                                                ------------           -----------           ------------
          Segment assets                                        $ 47,091,396           $33,022,083           $ 80,113,479
                                                                ============           ===========           ============

         /A/ Note - Revenue for the tobacco leaf segment includes $1,300,000 in 2002 and $1,350,000 in 2001 in royalties earned on low-TSNA leaf purchases other than StarCured(TM) tobacco by Brown & Williamson Tobacco Corporation.

7.       Litigation:

In May 2001, the Company filed a patent infringement action against R. J. Reynolds Tobacco Company ("RJR") in the United States District Court for Maryland, Southern Division to enforce the Company's rights under U.S. Patent No. 6,202,649 (`649 Patent). On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the `649 Patent, which is at issue in the first lawsuit against RJR. Shortly after filing its second lawsuit, the Company filed a motion to consolidate the two patent infringement lawsuits in the United States District Court for Maryland. This motion was granted on August 26, 2002 and the court thereafter set a fact discovery deadline of January 31, 2003. While a trial date has not yet been set, the Company anticipates that the consolidated lawsuits will proceed to trial before the end of 2003.

                     STAR SCIENTIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 28, 2002, Philip Morris filed a declaratory judgment action against the Company in the United States District Court for the Eastern District of Virginia, Richmond Division. The Complaint sought a declaration of non-infringement and patent invalidity and unenforceability with respect to the `649 patent. On July 29, 2002, the Company filed a motion to dismiss that lawsuit on the basis that no actionable controversy exists between the companies. After full briefing and oral argument, the United States District Court on September 11, 2002, dismissed Philip Morris' lawsuit. Philip Morris did not appeal the decision by the District Court.

Since the introduction of ARIVA(TM), three citizen petitions have been filed with the Food and Drug Administration ("FDA") seeking to have ARIVA(TM) regulated as a food and/or a drug product under the Federal Food, Drug and Cosmetic Act. On May 1, 2002 the Company, through counsel, filed responses to two of these petitions, and on June 13, 2002, filed a response to the third petition. The Company has also filed responses to other comments filed with the FDA in certain of these dockets, including comments filed by certain State Attorneys General. The Company's legal team is headed by former U.S. Solicitor General Charles Fried, Esquire and by FDA attorneys from McDermott, Will & Emery; Paul, Hastings, Janofsky & Walker LLP and Bergeson & Campbell, P.C. In the responses counsel concluded that the petitions are factually flawed and without merit, because ARIVA(TM) does not fit the definition of a food or a drug under the Federal Food, Drug and Cosmetic Act. Furthermore, because ARIVA(TM) is a smokeless tobacco product that is intended to provide tobacco satisfaction and is licensed by the Bureau of Alcohol, Tobacco and Firearms of the Department of the Treasury, the FDA lacks jurisdiction to regulate ARIVA(TM) based on the March 21, 2000 decision of the Supreme Court in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000). Despite the Company's position as reflected in its responses, there is no certainty that the FDA would agree with that position and not seek to assert jurisdiction over ARIVA(TM). By letter dated July 17, 2002, the FDA stated that it was continuing to review the issues raised in the first petition filed with the agency on December 18, 2001.

The Virginia Department of Taxation has asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115.06. The Company has applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. The Company has not paid that assessment and is not required to do so pending its appeal to the Department of Taxation. The Company has also challenged the taxation of certain other property on the grounds that the property is used directly in production activities at the Company's plant in Chase City, Virginia. The Company has paid that assessment, in the amount of $24,273.75, in full pending appeal. The administrative procedure for consideration of the Company's application for correction of these assessments is expected to be concluded by June 30, 2003.

There is other minor litigation in the ordinary course of business which the Company is vigorously defending.

8.      Commitments and Contingencies

The Company has entered in fee arrangements with counsel in several litigation matters under which certain costs related to the litigation are being advanced by counsel on behalf of the Company. These costs are the ultimate responsibility of the Company and will be due at or before the conclusion of the litigation. It is estimated that at the time these litigation matters are concluded, which likely will not be before late 2003, the Company's portion of these costs will be in excess of one million dollars; however, given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for any potential liability at September 30, 2002. Also, as part of its fee arrangement in these matters, the Company has agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments the Company actually receives in the event that the litigation is resolved in favor of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Star Scientific, Inc. ("Star") and its wholly-owned subsidiary, Star Tobacco, Inc. ("ST" and together with Star, the "Company"), is a technology-oriented tobacco company with a mission to reduce toxins in tobacco leaf and tobacco smoke. The Company is engaged in: (1) the development and implementation of scientific technology for the curing of StarCured(TM) tobacco so as to retard or significantly reduce the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco specific nitrosamines ("TSNAs"); (2) the sales, marketing and development of tobacco products that expose adult tobacco users to substantially lower levels of carcinogenic toxins, namely TSNAs, and that are sold with enhanced health warnings and comparative content information so that adult tobacco consumers will have the option to make informed choices about the use of tobacco products which pose a range of serious health risks (the TSNA levels in the Company's smokeless tobacco products will continue to be reduced to very low levels, measured in parts per billion, using the StarCured(TM) tobacco curing process); (3) the sales, marketing and development of very low-nitrosamine smokeless tobacco products which also carry enhanced warnings beyond those required by the Surgeon General (in 2001, the Company introduced three new smokeless products, Stonewall(TM) moist and dry snuffs, and ARIVA(TM) compressed powdered tobacco cigalett(TM) pieces, and is currently developing other smokeless tobacco products); (4) the manufacture and sale of four discount cigarette brands; and (5) in the future, continued focus on developing smoking cessation products if the Company can secure a joint venture partner or corporate pharmaceutical partner with a significant regulatory infrastructure.

During the third quarter of 2002, the Company's revenues were generated through
(i) the sale of discount cigarettes by ST, (ii) royalty revenues generated through the sublicensing of the patented StarCured(TM) technology to B&W in connection with B&W's purchases of low-TSNA tobacco other than StarCured(TM) tobacco, (iii) the sale of StarCured(TM) tobacco to B&W, and (iv) the sale of smokeless tobacco products.

Over the past two years, the Company has been engaged in the development of smokeless tobacco products that could provide adult tobacco users with a viable alternative to cigarettes in situations and environments when they can't smoke, or when they would prefer not to smoke. This effort was encouraged by the Company's Scientific Advisory Board and other independent scientific, medical, and public health advisors who encouraged Star to accelerate the development of smokeless products whose tobacco is 100% StarCured(TM) very low-TSNA tobacco, because smokeless products have far fewer toxins than conventional cigarettes. Cigarette smoke contains more than 4,000 chemical compounds, 43 of which are known to be carcinogenic. A number of respected scientists and researchers believe that the only major or significant toxins in smokeless tobacco are the TSNAs, particularly the NNNs and NNKs. Accordingly, the Company expects to increasingly focus in the future on a range of very-low TSNA smokeless tobacco products.

As the Company increases its focus on the development and commercialization of smokeless tobacco products, especially its flagship hard tobacco cigalett(TM) pieces (ARIVA(TM)), the Company's central focus continues to be the research, development and commercialization of products that reduce the range of serious health hazards associated with the use of tobacco products. The Company fully accepts the evidence showing links between smoking tobacco and a variety of diseases and premature death and believes that it is unlikely that the health risks of smoked tobacco can be completely eliminated. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible using available technology. The Company believes that it has a corporate responsibility to continue its research and development efforts to manufacture tobacco products that contain the lowest levels of toxins as technologically possible, although given the present limited state of the research efforts of the Company and others in this area, the Company in discussing its low-TSNA products has shared with adult consumers the fact that there is not now sufficient evidence to demonstrate that reduced toxin delivery can be quantified in terms of reduced health risk. Accordingly, the Company makes no direct or indirect health claims for its smoked or smokeless tobacco products.

On September 28, 2001, the Company introduced its first two very low-TSNA snuff products (a moist and a dry snuff) under the brand name Stonewall(TM). On November 14, 2001, Star introduced its flagship hard tobacco cigalett(TM) pieces (ARIVA(TM)). ARIVA(TM) is a compressed powdered tobacco product designed to dissolve completely in the mouth without leaving any residue. Sales of Star's smokeless products were de minimus in 2001. In late January 2002, the Company began expanded distribution of ARIVA(TM) in the United States. ARIVA(TM) is being marketed nationwide by ST through its network of established tobacco distributors and through new distributors with whom ST has not previously had a relationship. In addition, the Company has sought to introduce ARIVA(TM) through direct arrangements with several national retail chains and through national distributors experienced with consumer products. Following the successful limited test market of ARIVA(TM), Star decided it was appropriate to expand distribution. By March 31, 2002, ARIVA(TM) had been placed in more than 12,000 convenience and retail stores. As of June 30, 2002 that had increased to 30,000 stores, and ARIVA(TM) now is available in more than 33,000 stores. In the third quarter, the Company sold 16,540 cartons of ARIVA(TM) (10 packs equal one carton), compared to 70,800 in the previous quarter and none in the third quarter of 2001. The Company has been introducing ARIVA(TM) into distribution in a wide variety of retail, convenience and tobacco departments of drug stores, and a majority of the sales to date have been initial orders. In the third quarter of 2002, the number of new locations increased by 3,000 sites. The Company anticipates that future sales will be a combination of initial sales to retail, convenience and tobacco departments of drug stores as well as re-orders from existing customers. Overall, the sales of smokeless products continued to represent a small portion of the Company's total sales. Despite the broad distribution of ARIVA(TM), sales have been slower than expected, in part, due to the lack of customer familiarity with ARIVA(TM). As a result, the time period for generating significant revenue and cash flow from the introduction of ARIVA(TM) will be longer than originally expected and it will take longer for the smokeless products to support themselves on a stand-alone basis. During the remainder of 2002, the Company anticipates continuing to expand the number of stores in which ARIVA(TM) will be available, but cannot be sure that ARIVA(TM) will be accepted into the national marketplace or produce sufficient revenues to support the Company's initiative to focus primarily on smokeless tobacco products. The acceptance of ARIVA(TM) has been impacted by a number of factors, including, among others: (1) the fact that ARIVA(TM) requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (2) publicly stated opposition to ARIVA(TM) by certain Attorneys General and certain public health advocacy groups which has appeared in various newspapers and FDA filings; (3) required smokeless warning labels which may be unfamiliar to and/or misunderstood by cigarette smokers; (4) the need to develop name brand recognition with consumers; and (5) difficulty in obtaining capital required for large scale consumer education and marketing. ARIVA(TM) can currently be found in the following chain stores: CVS Pharmacies, Rite Aid Drug Stores, Albertsons, and 7-Eleven franchises.

Notwithstanding the Company's increasing focus on low TSNA smokeless tobacco products, in the third quarter of 2002, the Company's revenue continued to be generated principally through the sale of discount cigarettes by ST, which currently manufactures and sells four brands of discount cigarettes, SPORT(R), MAINSTREET(R), VEGAS(R) and G-SMOKE(R). ST's cigarettes are sold through approximately 260 tobacco distributors throughout the United States, although the Company has sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas. Sales of the Company's discount cigarettes have continued to decline in MSA states as a result of the shift in focus to non-MSA states and increased price in those states to take into account the burden imposed by MSA escrow requirements. The Company also has faced intensified pricing competition, particularly from foreign manufacturers in the four non-MSA states in which it is currently focusing its sales efforts. Given the current competitive environment in the sale of 4th tier discount cigarettes, the Company's ongoing negotiations with the NAAG, its continued emphasis on smokeless tobacco products, principally ARIVA(TM), and its continued focus on its technology for producing very low-TSNA tobacco, the Company is evaluating a number of strategic options relating to its cigarette manufacturing operations.

Further, while maintaining the Company's commitment to explore various business alternatives and ultimately shift its major focus to very low-TSNA smokeless tobacco products, the Company, with respect to its cigarette business, has decided to return to the production of more conventional discount cigarette products, in an effort to ensure that such discount cigarettes are competitive in an expanding 4th tier of the marketplace. Accordingly, the Company plans to reduce, or entirely replace, the current 24% StarCured(TM) tobacco content in its MAINSTREET(R) brand, its most popular brand, with other less expensive low-TSNA tobacco. The Company may also consider comparable reductions in StarCured(TM) tobacco in its other three discount cigarette brands. The Company previously decided to use a more costly carbon/acetate filter on all of its discount cigarettes. The added benefit of the use of such filters has been questioned by certain members of the public health advocacy community. Accordingly, the Company has replaced carbon/acetate filters with more conventional acetate filters that are standard in the industry. The Company anticipates that these changes will not have any material adverse impact on the sales of discount cigarettes by Star Tobacco.

During the third quarter of 2002, the Company recorded royalty revenue of $1.3 million out of an anticipated $1.5 million for this growing season attributed to the purchase of low-TSNA tobacco by B&W other than StarCured(TM) tobacco. The royalty payments are made in the form of a reduction of long-term debt in accordance with the terms of a licensing agreement entered into with B&W on April 25, 2001. Additional revenue during the third quarter of 2002 of approximately $14.6 million was generated by the sale of approximately 7.5 million pounds of the Company's very low nitrosamine StarCured(TM) tobacco leaf to B&W. As of September 30, 2002, the Company had received 10.8 million pounds of StarCured(TM) tobacco in its Chase City, Virginia, facility, and had shipped
7.5 million pounds of StarCured(TM) tobacco to B&W. Revenues are not recognized until the tobacco departs the Chase City facility. As of September 30, 2002, B&W had prepaid $5.2 million for 4th quarter leaf sales.

During this growing season, the farmers growing StarCured(TM) tobacco in Florida, Georgia and South Carolina delivered approximately 600,000 pounds of StarCured(TM) tobacco to B&W tobacco receiving stations across the southeast. Star did not recognize these StarCured(TM) tobacco deliveries to other receiving stations as revenue, since B&W paid those farmers directly for the product and Star did not assume inventory risk. During the 2002 growing season which continued into early November, the Company processed approximately 18.1 million pounds of StarCured(TM) tobacco at its Chase City, Virginia, processing center.

Results of Operations

The Company's unaudited condensed consolidated results for the periods ended September 30, 2002 and 2001 are summarized in the following table:


                                                            Three Months Ended September 30,   Nine Months Ended September 30,
                                                                 2002            2001              2002            2001
                                                                 ----            ----              ----            ----
             Net sales                                        $46,108,929     $57,478,381      $116,828,276    $138,513,962
                                                              -----------     -----------      ------------    ------------
             Cost of goods sold                                24,345,842      33,827,219        47,774,092      58,183,733
             Excise taxes on products                          13,392,211      14,148,608        45,202,746      49,021,557
                                                              -----------     -----------      ------------    ------------
             Gross profit                                       8,370,876       9,502,554        23,851,438      31,308,672

             Total operating expenses                           7,409,429       8,681,313        24,379,604      22,161,251
                                                              -----------     -----------      ------------    ------------

             Operating income (loss)                              961,447         821,241          (528,166)      9,147,412
                                                              -----------     -----------      ------------    ------------

             Net income (loss)                                $   381,897     $   511,291         ($707,150)   $   ,518,684
                                                              ===========     ===========      ============    ============

             Basic income (loss) per common share:

             Net income (loss)                                $      0.01     $      0.01            ($0.01)   $       0.09

             Diluted income (loss) per common share:

             Net income (loss)                                $      0.01     $      0.01            ($0.01)   $       0.09

             Weighted average shares outstanding               59,719,480      59,741,481        59,732,626      59,741,481
             Diluted weighted average shares outstanding       59,880,684      60,768,290        60,333,555      60,730,511

THIRD QUARTER 2002 COMPARED WITH THIRD QUARTER 2001

During the third quarter of 2002, the Company's consolidated net sales decreased $11.4 million or 19.8% to $46.1 million, from $57.5 million, for the third quarter of 2001. As discussed below, due to timing of shipments of StarCured(TM) tobacco to B&W, sales of tobacco leaf were lower in the third quarter of 2002 than the third quarter of 2001. In addition, cigarette sales declined primarily due to concentrating sales and marketing efforts into a smaller and increasingly price-sensitive geographic region, namely Texas, Florida, Mississippi and Minnesota, and the Company's focus on the introduction and market penetration of its very low-TSNA smokeless tobacco products, which were introduced in the fall of 2001. The Company sold approximately 714 million cigarettes during the third quarter of 2002, compared with sales of approximately 856 million cigarettes during the third quarter of 2001, representing a decrease of approximately 17%. The decrease in sales volume was offset in part by an increase in the sales price charged by the Company and by the sale of its smokeless tobacco products.

Leaf tobacco revenues are seasonal in nature, and only occur during the third and fourth quarters. Additional revenue of $14.6 million during the third quarter of 2002 was generated by the sale of approximately 7.5 million pounds of the Company's very low nitrosamine StarCured(TM) tobacco leaf to B&W. As of September 30, 2002, the Company had received 10.8 million pounds of StarCured(TM) tobacco in its Chase City facility, and had shipped 7.5 million pounds of StarCured(TM) tobacco to B&W. Revenues are not recognized until the tobacco departs the Chase City, Virginia, facility. As of September 30, 2002, B&W had prepaid $5.2 million for 4th quarter leaf sales. During the third quarter of 2001, revenue of $21.7 million was generated by the sale of approximately 11.2 million pounds of StarCured(TM) tobacco leaf to B&W. The revenues in 2001 were higher because in 2002 less tobacco was shipped to B&W during the 3rd quarter. During the 2002 growing season which continued into early November, the Company processed approximately 18.1 million pounds of StarCured(TM) tobacco at its Chase City, Virginia, processing center. During the third quarter of 2002, the Company recorded royalty revenue of $1.3 million out of $1.5 million for this growing season attributed to the purchase of low-TSNA tobacco by B&W other than StarCured(TM) tobacco. During the third quarter of 2001, the Company recorded royalty revenue of $1.35 million out of a total of $1.5 million for the 2001 growing season. The royalty payments are made in the form of a reduction of long-term debt in accordance with the terms of a licensing agreement entered into with B&W on April 25, 2001. During the third quarter of 2002, the Company earned de minimus royalties paid by B&W on sales of its ADVANCE(R) low-TSNA cigarette, which B&W continues to test market in Indianapolis, Indiana.

Gross profit in the third quarter of 2002 was $8.4 million, approximately 11.9% lower than the $9.5 million gross profit in the third quarter of 2001. Sales price increases in the third quarter were offset by lower sales volume and an increase in manufacturing costs, including increased contract prices for cigarettes made by B&W given the lower level of production under the Company's contract manufacturing agreement. The Company's federal excise tax expense for third quarter 2002 was $13.4 million, a decrease of $0.8 million from 3rd quarter of 2001, despite a 14.7% increase in the federal excise tax from $3.40 per carton to $3.90 per carton which became effective on January 1, 2002.

Total operating expenses decreased to $7.4 million for the third quarter of 2002 from $8.7 million for the third quarter of 2001. Approximately $0.5 million of this amount is related to the promotion and product introduction of ARIVA(TM). Marketing and distribution expenses, on a consolidated basis, totaled $3.2 million for the third quarter of 2002, an increase of $0.8 million over the comparable 2001 period. This reflected increased distribution expense associated with the introduction of ARIVA(TM) in major chain stores which previously had not been Company customers. At the end of the first quarter of 2002, Star's smokeless products were in approximately 12,000 convenience and retail stores, and by the end of the second and third quarters of 2002, the number of convenience and retail stores carrying Star's smokeless products had increased to more than 30,000 and 33,000, respectively.

General and administrative expenses, on a consolidated basis, totaled $3.9 million for the third quarter of 2002, a decrease of $0.8 million over the comparable 2001 period. This decrease was attributable in part due to a decrease in legal and consulting expenses which were $0.5 million less during the third quarter of 2002 compared to the third quarter of 2001. Legal expenses during the third quarter related primarily to the Company's pending lawsuit against R.J. Reynolds for patent infringement, which is in active discovery in the United States District Court for the District of Maryland. Also, there were additional costs related to the Company's constitutional challenge to the MSA, responses to the Citizen Petitions filed with the FDA concerning ARIVA(TM), and for scientific, legal, medical and public health consultants and advisors who are assisting senior management in bringing the Company's new very low-TSNA smokeless tobacco products to market. While general and administrative expenses were lower in the third quarter of 2002 than they were in the third quarter of 2001, the Company anticipates increases in its general and administrative costs in the coming months in connection with its patent infringement lawsuits and other legal matters described above.

Research and development costs in the third quarter of 2002 were approximately $0.3 million compared to $1.5 million during the third quarter of 2001. These decreased costs reflect that the Company launched its new smokeless tobacco products, ARIVA(TM) and STONEWALL(TM) moist and dry snuff, into test markets during late 2001. Pre-launch R&D expenses were significantly higher than post launch R&D costs, thus accounting for the decrease in R&D costs during the third quarter of 2002 compared to the third quarter of 2001. The Company continues its focus on the research and development on products that have reduced levels of toxins, primarily TSNAs, and that potentially may reduce exposure to toxins related to the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. The Company has initiated and is in the process of designing several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk. These studies are conducted through independent laboratories and universities.

The Company had interest expense of $490,000 and interest income of $185,000, for a net interest expense of $305,000 in the third quarter of 2002. This compares to net interest income of $240,000 during the third quarter of 2001. The higher interest expense in the third quarter of 2002 resulted from capital lease obligations entered into in late 2001 and the first quarter of 2002, as well as interest charges from the Company's line of credit facility, which line was utilized, in part, to finance the MSA Escrow obligation in April 2002 and for general working capital requirements. This interest expense was partially offset by interest income generated by the Company's deposits in its MSA Escrow Fund. The Company receives for its own account the current interest on the amounts in escrow, but this interest income is not sufficient to offset the Company's cost of capital.

The Company had income tax expense of $0.3 million for the third quarter of 2002 as compared to an income tax expense of $0.5 million for the third quarter of 2001. This decrease is directly attributable to the change in pre-tax income during the respective periods.

The Company had consolidated net income of $0.4 million for third quarter 2002 compared with consolidated net income of $0.5 million reported in the comparable 2001 period. The net income reflected higher margins on decreased cigarette sales and the recognition of revenue for smokeless products which were being sold during the third quarter of 2002 but which were still under development at substantial cost during the same period in 2001. In the third quarter 2002, the Company had basic and diluted earnings per share of $0.01 compared to comparable period basic and diluted per share earnings of $0.01 in the same period in 2001.

FIRST NINE MONTHS 2002 COMPARED WITH FIRST NINE MONTHS 2001

During the first nine months of 2002, the Company's consolidated net sales decreased $21.7 million or 15.7% to $116.8 million, from $138.5 million for the first nine months of 2001. The decrease in sales was primarily due to concentrating sales and marketing efforts into a smaller and increasingly price-sensitive geographic region, namely Texas, Florida, Mississippi and Minnesota, and the Company's focus on the introduction and market penetration of its very low-TSNA smokeless tobacco products, which were introduced in the fall of 2001. The Company sold approximately 2.7 billion cigarettes during the first nine months of 2002, compared with sales of approximately 3.3 billion cigarettes during the first nine months of 2001, representing a decrease of approximately 18%. The decrease in sales volume was offset in part by an increase during the third quarter in the sales price charged by the Company and by the sale of its smokeless tobacco products.

During the third quarter of 2002, the Company recorded royalty revenue of $1.3 million out of an anticipated $1.5 million for this growing season attributed to the purchase of low-TSNA tobacco by B&W other than StarCured(TM) tobacco. The royalty payments are made in the form of a reduction of long-term debt in accordance with the terms of a licensing agreement entered into with B&W on April 25, 2001. Royalty revenue during the third quarter of 2001 was $1.35 million out of a total of $1.5 million for the 2001 growing season. Additional revenue of $14.6 million during the third quarter of 2002 was generated by the sale of approximately 7.5 million pounds of the Company's very low nitrosamine StarCured(TM) tobacco leaf to B&W. As of September 30, 2002, the Company had received 10.8 million pounds of StarCured(TM) tobacco in its Chase City, Virginia, facility, and shipped 7.5 million pounds of StarCured(TM) tobacco to B&W. Revenues are not recognized until the tobacco departs the Chase City facility. As of September 30, 2002, B&W had prepaid $5.2 million for 4/th/ quarter leaf sales. During the third quarter of 2001, revenue of $21.7 million was generated by the sale of approximately 11.2 million pounds of StarCured(TM) tobacco leaf to B&W. The revenues in 2001 were higher because in 2002 less tobacco was shipped to B&W during the 3/rd/ quarter. Leaf tobacco revenues are seasonal in nature, and occur during the third and fourth quarters. During the first nine months of 2002, the Company earned de minimus royalties paid by B&W on sales of its ADVANCE(R) low-TSNA cigarette, which B&W continues to test market in Indianapolis, Indiana.

Gross profit in the first nine months of 2002 was $23.9 million, approximately 23.8% lower than the $31.3 million gross profit in the first nine months of 2001. Sales price increases were partially offset by an increase in manufacturing costs, including increased contract prices for cigarettes made by B&W given the lower level of production under the contract manufacturing agreement. The Company's federal excise tax expense for the first nine months of 2002 was $45.2 million, a decrease of $3.8 million from the $49.0 million of federal excise tax paid for the first nine months of 2001, despite a 14.7% increase in the federal excise tax from $3.40 per carton to $3.90 per carton which became effective on January 1, 2002. The decrease in federal excise taxes paid is explained by the decrease in sales volume even after taking into account the increase in the excise tax per carton paid.

Total operating expenses increased to $24.4 million for the first nine months of 2002 from $22.2 million for the first nine months of 2001 principally due to the sales and marketing efforts associated with the market introduction of ARIVA(TM) and STONEWALL(TM). Approximately $2.5 million of this amount is related to the promotion and product introduction of ARIVA(TM) in Florida, Minnesota, Mississippi and Texas, and to a lesser extent, in Virginia, where the Company's sales force is concentrated. Marketing and distribution expenses, on a consolidated basis, totaled $12.0 million for the first nine months of 2002, an increase of $4.6 million over the comparable 2001 period. This reflected a larger sales force of approximately 90 employees through the second quarter and part of third quarter (during the third quarter, the Company reduced its sales force to approximately 75 employees) and increased distribution expenses resulting from the introduction of the Company's new smokeless products, including additional costs related to the introduction of ARIVA(TM) in major chain stores which previously had not been Company customers. By the end of the first nine months of 2002, Star's smokeless products were in approximately 33,000 convenience and retail stores.

General and administrative expenses, on a consolidated basis, totaled $11.8 million for the first nine months of 2002, a decrease of $0.4 million over the comparable 2001 period. This decrease was attributable primarily to a reduction in legal and consulting expenses which were $0.9 million less during the first nine months of 2002 compared to the comparable 2001 period. Legal expenses during this period primarily related to the Company's pending lawsuit against R.J. Reynolds for patent infringement, which is in active discovery in the United States District Court for the District of Maryland. Also, there have been additional costs related to the Company's constitutional challenge to the MSA, responses to the Citizen Petitions filed with the FDA concerning ARIVA(TM), and for scientific, legal, medical and public health consultants and advisors who are assisting senior management in bringing the Company's new very low-TSNA smokeless tobacco products to market. While general and administrative expenses were lower in the first nine months of 2002 than they were in the first nine months of 2001, the Company anticipates, despite its cost-cutting efforts described below, increases in its general and administrative costs in the coming months in connection with its patent infringement lawsuits and other legal matters described above.

Research and development expenses were $0.9 million during the first nine months of 2002, a decrease of 67% from $2.7 million for the first nine months of 2001. These decreased costs reflect the Company's decreased product development costs related to its new smokeless tobacco products, ARIVA(TM) and STONEWALL(TM) moist and dry snuff, which were released into test markets in late 2001. The Company continues its focus on the research and development of products that have reduced levels of toxins, primarily TSNAs, and that potentially may reduce exposure to toxins related to the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. The Company has initiated and is in the process of designing several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk. These studies are conducted through independent laboratories and universities.

The Company had interest expense of $1.2 million and interest income of $0.5 million, for a net interest expense of $0.7 million during the first nine months of 2002. This compares to net interest income of $0.5 million during the first nine months of 2001. The higher interest expense in the first nine months of 2002 resulted from capital lease obligations entered into in late 2001 and the first quarter of 2002, as well as interest charges from the Company's line of credit facility, which line was utilized, in part, to finance the MSA Escrow obligation in April 2002 and for general working capital requirements. This interest expense was partially offset by interest income generated by the Company's deposits in its MSA Escrow Fund. The Company receives for its own account the current interest on the amounts in escrow, but this interest income is not sufficient to offset the Company's cost of capital. Given the increase in the Company's indebtedness during late 2001 and the first quarter of 2002, interest expense will remain substantially higher than historical levels.

An income tax benefit of $0.4 million for the first nine months of 2002 reflects the pre-tax loss of $1.1 million versus income tax incurred for the first nine months of 2001 of $4.0 million on pretax profit of $9.5 million.

Consolidated net loss for the first nine months of 2002 was $0.7 million, compared with net income of $5.5 million for the comparable 2001 period. In the first nine months of 2002, the Company had a basic and diluted loss of $0.01 per share versus basic and diluted earnings per share of $0.09 in the first nine months of 2001.

Liquidity and Capital Resources

In the first nine months of 2002, $7.6 million of cash was used to support operating activities. This compared to negative cash used in operating activities of $8.2 million during the first nine months of 2001. The increase in cash used in operations during the first nine months of 2002 was primarily due to an increase of $6.9 million in accounts receivable from customers and additional costs related to the introduction of ARIVA(TM) on a national basis during the same nine month period. This increase in accounts receivable resulted primarily from a timing difference in sales. An increase in federal excise tax occurred on 1 January 2002, and wholesalers attempted to minimize the amount of inventory on hand as of that date to avoid paying a "floor tax" of 50 cents per carton, since the federal excise tax increased from $3.40 per carton to $3.90 per carton on that day. Thus, receivables were uncharacteristically low as of December 31, 2001, and had increased to more normal end of quarter levels during 2002. Further, receivables have increased as a result of longer duration payment terms granted to smokeless tobacco distributors. There was a decrease of $0.3 million of refundable income taxes and there were approximately $0.5 million of receivables from smokeless tobacco distributors as of September 30, 2002.

During the third quarter of 2002, the Company had deposits for equipment orders and cash in restricted accounts collateralizing certain obligations in the amount of approximately $2.7 million. The Company intends to complete a leasing transaction in the fourth quarter of 2002 or first quarter of 2003 for equipment required to manufacture ARIVA(TM) totaling approximately $1.2 million, which will release approximately $0.5 million in equipment order deposits. Further, the Company during the fourth quarter of 2002 or first quarter of 2003 intends to refinance or renegotiate an operating lease and convert it to a capital lease which will result in the release of approximately $1.2 million in cash from a restricted account. Previously, the Company entered into loans and/or lease agreements collateralized by a substantial portion of the Company's assets. As a result, the ability of the Company to generate additional funds through additional loans or leases collateralized by its assets is limited.

The Company and ST each have granted B&W a first priority security interest under the B&W credit facility in their respective intellectual property as collateral, and have each guaranteed the payment of the other's obligations. The B&W credit facility is collateralized by the Company's curing barns, leaf tobacco inventory and intellectual property, and principal is repaid beginning on January 1, 2005 in equal monthly installments for 60 months. The B&W credit facility bears no interest until January 2005.

In December 2001, the Company purchased approximately $5 million of StarCured(TM) tobacco from B&W for use in its cigarette and smokeless tobacco operations. The Company recognizes this obligation by showing the remaining balance of the $3.5 million liability on its balance sheet, and a corresponding tobacco inventory asset as the inventory has not yet been fully utilized in cigarette and smokeless tobacco production.

The Company has a working capital line of credit, which is collateralized by under-30 day accounts receivable from its cigarette business, in the amount of $7.5 million. The Company can borrow up to 80% of its receivables and had $7.4 million of borrowings under this credit facility at September 30, 2002 at an interest rate of Prime plus 0.5% which was an effective rate of approximately 5.25% during the third quarter of 2002. This line of credit matures in 2005.

Subsequent to September 30, 2002, the Company received $7.4 million in Federal and State refunds. If the IRS determines that the Company's treatment of the payments into escrow is not appropriate for tax purposes, then the Company, based upon advice it has received from tax counsel, expects it will challenge that determination in US Tax Court to seek a final determination with respect to this issue. Ultimately, if the Company does not prevail in its position, the funds would have to be returned. While general and administrative costs were lower in the third quarter, the Company anticipates increases in its general and administrative costs in the coming months in connection with the patent infringement lawsuits and other legal matters.

As of September 30, 2002, the Company, on behalf of ST, had deposited into escrow approximately $33.6 million to fund ST's net escrow obligations under the MSA for sales in 1999, 2000 and 2001. Based on the increased escrow amount per carton, and ST's sales in MSA states in future years, the Company will have to pay significant sums into these escrow accounts to meet MSA requirements for sales in later years. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. In addition to the escrow deposits associated with the Company's direct sales, the Company has, under protest, been required to make additional escrow deposits related to sales of the Company's cigarettes subsequently made by the Company's direct customers into other states ("indirect sales"). In 2001 and in the first and second quarters of 2002, the Company made approximately $4,500,000 in escrow payments in connection with indirect sales that occurred in 1999, 2000 and 2001. The Company has received demands for additional escrow payments for indirect sales which occurred in 2001, and expects that it will continue to be subject to further additional escrow obligations related to indirect sales which occurred from 1999-2001. In April 2003, the Company will be required to make escrow payments for all sales into MSA states which occurred during 2002. It is anticipated that the Settling States may make additional demands for indirect sales made during 2002 and Star may be subject to additional escrow obligations for such sales. For the past three years, the amount of MSA escrow funds which the Company has been required to deposit has exceeded the Company's net income and its cash generated by operations. Accordingly, the Company has been required to meet its MSA escrow deposit obligations from sources other than operating income. To the extent that the amounts the Company is required to deposit into the MSA escrow exceed available cash flow from operations and other sources of liquidity, the Company will be required to raise additional outside capital to make these payments.

In May 2002, the Company entered into negotiations with representatives of the NAAG regarding terms under which Star could become a Subsequent Participating Member of the MSA and resolve all currently contested issues relating to the MSA, including all issues relating to claims under State Qualifying Statutes and the Company's constitutional challenge to the MSA. In connection with those discussions, a Standstill Agreement was negotiated which provides that during the standstill period, the Settling States that executed the Agreement would not initiate any enforcement action against the Company relating to claims for additional escrow funding and compliance with state Qualifying Statutes, and the Company would not initiate any new actions against the Settling States. The Standstill Agreement was executed by twenty-nine of the forty-six Settling States and Puerto Rico, and by its terms extended through July 23, 2002. Although the Standstill Agreement has not been formally extended, the parties have continued negotiations and neither the Settling States that signed the Standstill Agreement nor the remaining Settling States have initiated any enforcement action against the Company. Should Star reach a settlement agreement with the NAAG, it is anticipated that a settlement would result in a resolution of all outstanding issues with the Settling States. Such a comprehensive settlement may result in Star contributing some or all of its escrow funds toward that settlement. Any such contributions will be charged as an expense to the income statement in the period when paid, and could result in a significant decrease in book value of the Company. In the event the Company does not reach a settlement agreement with the representatives of the NAAG, it is anticipated that the states will promptly move forward on their demands that the Company make additional escrow deposits to cover indirect sales claimed for the period 1999-2001. Failure to deposit required MSA escrow payments could result in significant penalties to the Company and potential restrictions on selling tobacco products in particular states. The Company is not presently able to estimate the total amount of this obligation which will depend on a number of factors including a determination of the amount of indirect sales in particular states, and a determination of whether the Company is obligated to escrow funds for all products it manufactured and sold, including product manufactured by B&W under its contract manufacturing agreement with the Company, or only product the Company manufactured at its Petersburg, Virginia, facility. If the Company is only required to make escrow payments for cigarettes it manufactured at its Petersburg, Virginia, facility, it could have potential obligations to B&W for additional costs which B&W incurred for producing cigarettes which it made under the manufacturing agreement with the Company. Under either scenario, the amount of any additional obligation would be material and may require the Company to raise additional funds to meet such obligations. All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits.

The Company has incurred approximately $0.7 million in losses during the first nine months of operations, experienced an increase in working capital from $1.5 million to $5.3 million and negative cash flows during the period of $3.1 million.

Currently, the Company is not generating sufficient cash to fund its operations and anticipated cash requirements. The Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation matters. Additional capital will be required for other litigation matters described herein. Further, in order to continue to market and develop ARIVA(TM) additional capital will be needed for sales, marketing and promotion. Given the current cash shortfalls, the Company will need to generate or raise from outside sources a substantial amount of additional cash to meet its obligations and to support its ongoing operations and activities. Failure to raise additional capital may inhibit the efforts described above and impede or prevent the Company from recognizing the market potential for ARIVA(TM).

During the third quarter, management addressed cash flow shortfalls by taking a number of steps that will continue through the fourth quarter. These include: 1) Cost-cutting measures designed to reduce cost of goods sold and overhead. For example, during the first half of the third quarter of 2002, sales territories were reevaluated and restructured. This resulted in a reduction of the Company's sales force from approximately 90 sales persons who had been employed during the second quarter of 2002 to approximately 75 sales persons. The full quarterly impact of these changes will be felt during the fourth quarter. Further, while maintaining the Company's commitment to explore various business alternatives and ultimately shift its major focus to very low-TSNA smokeless tobacco products, the Company, with respect to its cigarette business, has decided to return to the production of more conventional discount cigarette products, in an effort to ensure that such discount cigarettes are competitive in an expanding 4th tier of the marketplace. Accordingly, the Company plans to reduce, or entirely replace, the current 24% StarCured(TM) tobacco content in its MAINSTREET(R) brand, its most popular brand, with other less expensive low-TSNA tobacco. The Company may also consider comparable reductions in StarCured(TM) tobacco in its other three discount cigarette brands. The Company previously decided to use a more costly carbon/acetate filter on all of its discount cigarettes. The added benefit of the use of such filters has been questioned by certain members of the public health advocacy community. Accordingly, the Company has replaced carbon/acetate filters with more conventional acetate filters that are standard in the industry. The Company anticipates that these changes will not have any material adverse impact on the sales of discount cigarettes by Star Tobacco. 2) Increasing margins for its discount cigarettes by raising prices approximately $1.00 per carton as compared to the second quarter of 2002. 3) Obtaining a cash advance from B&W ($900,000) to fund, in part, short-term tobacco leaf segment working capital needs of approximately $2.5 million. This cash advance was repaid in early October 2002. 4) Undertaking steps to refinance an existing operating lease into a capital lease which will result in the release of approximately $1.2 million of cash collateral and undertaking to enter into a lease for ARIVA(TM) manufacturing equipment totaling approximately $1.2 million resulting in a release of approximately $500,000 in deposits held by the equipment manufacturer. The Company anticipates completing this refinancing and lease during the fourth quarter of 2002 or the first quarter of 2003.

Previously, the Company submitted to the IRS a request for a Private Letter Ruling that would confirm the deductibility of funds placed in escrow under the MSA. Based on the rationale set forth in its Letter Ruling request, the Company took a deduction for escrow expenses in its IRS return for 2001, and sought a refund for prior year payments. Subsequent to September 30, 2002, the Company received $7.4 million in Federal and State refunds relating to such payments. If the IRS determines that the Company's treatment of the payments into escrow is not appropriate for tax purposes, then the Company, based upon advice from tax counsel, expects it will challenge that determination in US Tax Court to seek a final determination with respect to this issue. Ultimately, if the Company does not prevail in its position, the funds would have to be returned. Even the successful execution of the above action items and the receipt of the tax refund cited above, may not provide sufficient funds to meet the Company's ongoing cash needs, particularly given the Company's potential MSA funding requirements in April 2003. The Company's liquidity needs for the next 12 months are very difficult to estimate. Increased competition in the cigarette business, the complexity of the issues relating to the negotiations with the NAAG, the Company's obligations to make MSA escrow deposits, and the uncertainty regarding consumer acceptance of ARIVA(TM), make it difficult for the Company to predict with clarity its precise liquidity needs over specific time frames. The Company is not generating sufficient cash from operations to fund its operations and anticipated cash requirements. The adequacy of the Company's liquidity on both a short and long-term basis will depend upon the effects on the Company and its business from many factors such as the terms of a potential settlement with the NAAG, potential strategic choices for the cigarette business, and the amount of capital required to execute the Company's business objectives of broadly distributing and marketing ARIVA(TM), defending its intellectual property, and other working capital needs. Thus, it is anticipated the Company may need to raise additional funds and/or consider other business options. The Company is currently not able to estimate the combined impact of these events, however, there could be circumstances under which the Company would be required to raise a substantial amount of capital. There can be no guarantee that the Company will be able to raise capital, or that if it can raise the capital, that the terms would be acceptable to the Company. The Company's need to raise additional funds to meet its working capital and other capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, the amount of any escrow obligations it may be required to deposit to comply with the Master Settlement Agreement, the success of the Company's anticipated very low-nitrosamine smokeless tobacco products and the other factors described under "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In May 2001, the Company filed a patent infringement action against R. J. Reynolds Tobacco Company ("RJR") in the United States District Court for Maryland, Southern Division to enforce the Company's rights under U.S. Patent No. 6,202,649 (`649 Patent). On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the `649 Patent, which is at issue in the first lawsuit against RJR. Shortly after filing its second lawsuit, the Company filed a motion to consolidate the two patent infringement lawsuits in the United States District Court for Maryland. This motion was granted on August 26, 2002 and the court thereafter set a fact discovery deadline of January 31, 2003. While a trial date has not yet been set, the Company anticipates that the consolidated lawsuits will proceed to trial before the end of 2003.

On June 28, 2002, Philip Morris filed a declaratory judgment action against the Company in the United States District Court for the Eastern District of Virginia, Richmond Division. The Complaint sought a declaration of non-infringement and patent invalidity and unenforceability with respect to the '649 patent. On July 29, 2002, the Company filed a motion to dismiss that lawsuit on the basis that no actionable controversy exists between the companies. After full briefing and oral argument, the United States District Court on September 11, 2002, dismissed Philip Morris' lawsuit. Philip Morris did not appeal the decision by the District Court.

Since the introduction of ARIVA(TM), three citizen petitions have been filed with the Food and Drug Administration ("FDA") seeking to have ARIVA(TM) regulated as a food and/or a drug product under the Federal Food, Drug and Cosmetic Act. On May 1, 2002 the Company, through counsel, filed responses to two of these petitions, and on June 13, 2002, filed a response to the third petition. The Company also filed responses to other comments filed with the FDA in certain of these dockets, including comments filed by certain State Attorneys General. The Company's legal team is headed by former U.S. Solicitor General Charles Fried, Esquire and by FDA attorneys from McDermott, Will & Emery; Paul, Hastings, Janofsky & Walker LLP and Bergeson & Campbell, P.C. In the responses counsel concluded that the petitions are factually flawed and without merit, because ARIVA(TM) does not fit the definition of a food or a drug under the Federal Food, Drug and Cosmetic Act. Furthermore, because ARIVA(TM) is a smokeless tobacco product that is intended to provide tobacco satisfaction and is licensed by the Bureau of Alcohol, Tobacco and Firearms of the Department of the Treasury, the FDA lacks jurisdiction to regulate ARIVA(TM) based on the March 21, 2000 decision of the Supreme Court in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000). Despite the Company's position as reflected in its responses, there is no certainty that the FDA would agree with that position and not seek to assert jurisdiction over ARIVA(TM). By letter dated July 17, 2002, the FDA stated that it was continuing to review the issues raised in the first petition filed with the agency on December 18, 2001.

The Virginia Department of Taxation has asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115.06. The Company has applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. The Company has not paid that assessment and is not required to do so pending its appeal to the Department of Taxation. The Company has also challenged the taxation of certain other property on the grounds that the property is used directly in production activities at the Company's plant in Chase City, Virginia. The Company has paid that assessment, in the amount of $24,273.75, in full pending appeal. The administrative procedure for consideration of the Company's application for correction of these assessments is expected to be concluded by June 30, 2003.

There is other minor litigation in the ordinary course of business which the Company is vigorously defending.

Item 2.  Changes in Securities and Use of Proceeds.

In the third quarter of 2002, Star granted its directors, officers, employees and consultants (the "Purchaser Class") options to purchase Star's Common Stock as described below. All options described below were granted under the Star Scientific, Inc. 1998 Stock Option Plan or the Star Scientific, Inc. 2000 Equity Incentive Plan. On each of the dates set forth below, the options described were offered to one or more members of the Purchaser Class in a private offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

              ---------------------------------------------------------------------------------
                  Date of Grant            Exercise Price               Options Granted
                                             (per share)
              ---------------------------------------------------------------------------------
                    08/29/02                    $1.48                        20,000
              ---------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

Number   Description

10.1 Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of June 14, 2002.

10.2 Allonge, dated as of June 14, 2002, by and between the Company and Paul L, Perito, Esq.

10.3 First Modification Agreement to Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of November 1, 2002.

(b)     Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              STAR SCIENTIFIC, INC.

Date:        November 14, 2002                     /s/ Christopher G. Miller
                                                   -------------------------

                                                   Authorized Signatory and
                                                     Chief Financial Officer

                                 CERTIFICATIONS

I, Jonnie R. Williams, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Star Scientific, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Jonnie R. Williams

Jonnie R. Williams
Chief Executive Officer

I, Christopher G. Miller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Star Scientific, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Christopher G. Miller

Christopher G. Miller
Chief Financial Officer