Form 10-K
period 2002-12-31
STAR SCIENTIFIC INC
filed 2003-03-31
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-15324

STAR SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1402131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Liberty Way Chester, VA 23836	(804) 530-0535
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 30, 2002 is approximately $31,555,881. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of the Registrant’s voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each class of common equity as of March 1, 2003: 59,719,480 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None

NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company has tried, whenever possible, to identify these forward-looking statements using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect the Company’s current beliefs and are based upon information currently available to it. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the challenges inherent in new product development initiatives particularly in the smokeless tobacco area, the uncertainties inherent in the progress of scientific research, the Company’s ability to raise the capital necessary to grow its business, potential disputes concerning the Company’s intellectual property, risks associated with litigation regarding such intellectual property, potential delays in obtaining any necessary government approvals of the Company’s low-TSNA tobacco products, market acceptance of the Company’s smokeless tobacco products, competition from companies with greater resources than the Company, the Company’s decision to sell the assets of its discount cigarette business, risks that conditions to the completion of the sale of the Company’s cigarette business may not be met, the Company’s decision not to join the Master Settlement Agreement (the “MSA”), the effect of state statutes adopted under the MSA and any subsequent modification of the MSA, and the Company’s dependence on key employees and on its strategic relationships with Brown & Williamson Tobacco Corporation. The impact of potential litigation, if initiated against or by individual states that have adopted the MSA, could be materially adverse to the Company.

For a more detailed discussion of these risks, see “Factors That May Affect Future Results” under Item 1 below, and other factors detailed from time to time in the Company’s other filings with the Securities and Exchange Commission.

PART I

Item 1.    Business

General

Star Scientific, Inc. (“Star”) and its wholly-owned subsidiary, Star Tobacco, Inc. (“ST”, formerly Star Tobacco & Pharmaceuticals, Inc., and together with Star, the “Company”) are technology-oriented tobacco companies with a mission to reduce toxins in tobacco leaf and tobacco smoke. The Companies are engaged in: (1) the development and implementation of scientific technology for the curing of tobacco so as to significantly reduce the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco-specific nitrosamines (“TSNAs”); (2) the sales, marketing and development of tobacco products that expose adult tobacco users to substantially lower levels of carcinogenic toxins, namely TSNAs, and that are sold with enhanced health warnings so that adult tobacco consumers will have the option to make informed choices about the use of tobacco products which pose a range of serious health risks (the TSNA levels in the Company’s tobacco products will continue to be reduced to very low levels, measured in parts per billion, using the StarCured™ tobacco curing process); (3) the sales, marketing and development of very low-nitrosamine smokeless tobacco products that also carry enhanced warnings beyond those required by the Surgeon General (in 2001, the Company introduced three new smokeless products, Stonewall™ moist and dry snuffs, and ARIVA™ compressed powdered tobacco cigalett™ pieces); and (4) the manufacture and sale of four discount cigarette brands.

On February 18, 2003, the Company entered into an asset purchase agreement (the “Purchase Agreement”) to sell its cigarette business to North Atlantic Trading Company, Inc. (“NATC”). This Purchase Agreement was attached as Exhibit 2.1 to the Current Report on Form 8-K filed by Star on February 18, 2003. The Company will mail to stockholders an information statement at least 20 days prior to closing the transaction.

The Purchase Agreement provides for the sale by the Company of substantially all of the assets and assumption of certain liabilities related to the manufacture and marketing of discount cigarettes to NATC for a purchase price of approximately $80 million in cash, subject to the adjustments described in the Purchase Agreement. NATC generally will assume the liabilities related to the cigarette business, including liabilities arising from, or related to, the development, manufacture, advertising, marketing, distribution, sale, or use of cigarettes under the brands included in the cigarette business. The Company retains certain liabilities of the cigarette business, including funded debt and the obligation to make MSA escrow deposits with respect to sale of cigarettes prior to the closing.

Not included in the transaction are other assets of the Company, including its Bethesda, Maryland office and Chase City, Virginia facilities, its StarCured™ tobacco curing equipment and barns, its leaf sales and smokeless tobacco business, as well as all of its rights as the exclusive licensee to patents held by Regent Court Technology, LLC (“Regent Court”). Further, the Company retains its existing Tobacco Master Settlement Agreement (the “MSA” or “Master Settlement Agreement”) escrow deposits, which currently amount to approximately $33.5 million.

As part of the transaction, NATC will make offers of employment to approximately 168 employees of the Company. This will include most of the employees who currently work in the Chester, Virginia and Petersburg, Virginia facilities, as well as the vast majority of the field sales force, which is primarily located in Florida, Texas, Mississippi and Minnesota.

Subsequent to the closing of the sale of the cigarette business, the Company will retain approximately 24 employees in Chase City, Virginia; Bethesda, Maryland; and Chester, Virginia who will continue to be involved in the Company’s leaf processing operations, the manufacture of very low-TSNA non-fermented smokeless tobacco products, principally ARIVA™ compressed powdered cigalett™ pieces, and the development of related very low-TSNA smokeless tobacco products, such as a spit-free™ Stonewall™ “hard tobacco” product for moist snuff users, which is currently in the developmental stage.

The Company anticipates that the transaction will close on or before July 15, 2003, subject to conditions outlined in the Purchase Agreement, including NATC’s ability to obtain financing for the transaction.

Following the sale of the cigarette business, the Company’s primary focus will continue to be the research, development and sale of products that expose adult tobacco users to lower levels of toxins. The Company’s overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. Accordingly, its primary corporate mission is to demonstrate the commercial viability of products that expose adult tobacco users to fewer toxins and are potentially less harmful. However, given the present limited state of the research efforts of Star and others in this area, the Company, in discussing its low-TSNA products, has shared with adult consumers the fact that there is not now sufficient evidence to demonstrate that reduced toxin delivery can be quantified in terms of reduced health risk. Accordingly, the Company does not make any direct or indirect therapeutic or health claims regarding its tobacco products. The Company fully accepts the evidence that links smoking tobacco and a variety of diseases with premature death and believes that it is unlikely that the health risks of smoked tobacco can be completely eliminated. Star believes it was the first company to state unequivocally that “there is no such thing as a safe cigarette”, and to affix to the back of the package of its first premium low-TSNA product, Advance®, a package “onsert” which contained not only scientifically verified comparative content data, but also additional health warnings. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other conventional tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, the Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products in the least hazardous manner possible, given available technology, particularly through the StarCured™ tobacco curing process. Further, the Company believes it has the technology to reduce carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to the lowest possible levels and has demonstrated that the method it has developed for curing tobacco using the StarCured™ tobacco curing process can be scaled up to meet broad commercial needs in the United States and abroad.

Given the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens, the Company’s focus over the last three years has centered on the development and commercialization of very low-TSNA non-fermented smokeless tobacco products that can be used as an alternative to cigarettes in situations where adult tobacco users either cannot or choose not to smoke. The Company expects that in the future its focus will continue to be on the development and sale of very low-TSNA non-fermented smokeless tobacco products. For that reason, the Company recently entered into the Purchase Agreement with NATC under which the Company has agreed to sell to NATC substantially all of the assets relating to its discount cigarette business and to transition out of the smoked tobacco business. The Company is also committed to continuing to advocate meaningful federal regulation for all tobacco products and has publicly announced its support for reasoned regulation of tobacco products by the United States Food and Drug Administration (the “FDA”).

Star’s long-term strategy is to encourage other tobacco manufacturers to sublicense the StarCured™ tobacco curing technology to produce very low-TSNA tobacco (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below). Further, Star is committed to continuing to explore the development of products that expose adult tobacco users to lower levels of toxins and are potentially less harmful than conventional smoked tobacco, such as smokeless tobacco products. In September 2001, the Company introduced two very low-TSNA snuff products (a moist and a dry snuff) under the brand name Stonewall™. In November 2001, the Company initiated the test market of its compressed powdered tobacco “cigalett”™ pieces under the brand name ARIVA™. The tobacco in both Stonewall™ and ARIVA™ is 100% StarCured™ very low-TSNA tobacco.

During 2002, while discount cigarettes continued to constitute the substantial majority of the Company’s sales, the Company expanded distribution of its smokeless products, most notably ARIVA™ compressed powdered cigalett™ pieces. By the end of 2002, ARIVA™ was available in approximately 35,000 retail locations in 48 states and in Bermuda.

The Company’s revenues have been generated principally through ST. ST, a Virginia corporation, was incorporated in 1990 and, until 1994, primarily was engaged in the business of manufacturing cigars and cigarettes for others as a contract manufacturer. By late 1994, ST had commenced development and commercialization of its own brands of discount cigarettes using primarily Virginia flue-cured tobacco and competed principally on the basis of price. At about that same time, ST commenced a program of research and development relating to a range of tobacco products that deliver fewer toxins as well as tobacco cessation products. Shortly thereafter, ST shifted its near-term research to technology focused on reducing the carcinogenic TSNAs, particularly the NNNs and NNKs, in the tobacco leaf and tobacco smoke.

In February 1998, ST completed a share exchange with Eye Technology, Inc., a publicly held OTC Bulletin Board company based in Minneapolis, Minnesota. Eye Technology was organized as a Delaware corporation in 1985. While Eye Technology became ST’s parent corporation, in effect control of Eye Technology shifted to the former stockholders of ST and the management of ST became the management of Eye Technology. By December 30, 1998, the assets and liabilities that comprised the pre-merger business of Eye Technology had been sold or liquidated, and the stockholders of Eye Technology voted to change its name to Star Scientific, Inc. The Company’s primary corporate focus from that time forward has centered on the sales, marketing and development of tobacco products which expose adult tobacco users to lower levels of toxins and potentially may be proven to reduce risk. In addition, the Company, in the future, intends to explore engaging in the development of smoking cessation products either with a joint venture partner or a corporate pharmaceutical partner with significant resources, and/or experience in scientific and regulatory infrastructure that can assist and accelerate the FDA’s New Drug Application regulatory process necessary for market entry.

The Company has an exclusive, worldwide license from Regent Court under eight patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco including the StarCured™ tobacco curing process. The StarCured™ tobacco curing process, as discussed herein, involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured™ process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. In each of 2000, 2001 and 2002, the Company processed approximately 19 million pounds of very low-TSNA flue-cured tobacco using the StarCured™ process. Star has focused on the production of StarCured™ flue-cured tobacco since this variety is used exclusively in the Company’s smokeless products. At the same time, the Company believes that this process can be applicable to burley and other varieties of tobacco on a broad-scale commercial basis and continues to support research and technological development directed to varieties other than flue-cured tobacco.

On April 25, 2001, the Company and Brown & Williamson Tobacco Corporation (“B&W”), the third largest tobacco company in the United States, entered into a series of new comprehensive long-term agreements (the “April 25, 2001 Agreements”) that amended agreements previously entered into with B&W. Among other things, the agreements provided for B&W to take over all aspects of the sale of Advance®, the low-TSNA cigarette that was jointly developed by the Company and B&W and first test marketed by the Company in October 2000, in return for royalty payments to the Company. B&W subsequently launched an expanded test market of Advance® in approximately 1,500 stores in Indianapolis, Indiana in November 2001. That test market is continuing and B&W potentially may market this brand on a national basis, if the current market test is successful. The agreements also provided B&W with the exclusive marketing rights for the Company’s compressed powdered cigalett™ pieces in the United States (subject to the Company’s own rights), in return for paying the Company a royalty plus the cost of manufacturing the cigaletts™. Among other things, the agreements also restated various loan agreements made by B&W to the Company during 1999 and 2000, and provided for the purchase of StarCured™ tobacco by B&W over the 2001-2003 growing seasons, with the right to purchase additional tobacco in future years. (See “Relationship with B&W” for more information on the Company’s agreements with B&W).

Segments and Products

See Note 12 of the Company’s Consolidated Financial Statements for financial information about the Company’s segments.

Leaf Tobacco

In each of 2000, 2001 and 2002, Star processed and sold approximately 19 million pounds of very low-TSNA flue-cured tobacco that had been cured using the StarCured™ tobacco curing process. Substantially all of these sales were made to B&W, pursuant to Star’s contractual arrangements with B&W described elsewhere in this report. These sales accounted for approximately 22.8%, 20.6% and 20.7% of the Company’s net sales in 2002, 2001 and 2000, respectively. Star also received a royalty of $1.5 million in both 2002 and 2001 from B&W on B&W’s purchases of other low-TSNA tobacco. During 2003 and in the future, B&W will not be obligated under the April 25, 2001 Agreements to pay any further royalty for purchases of low-TSNA tobacco unless and until a royalty rate is established with one of the other three largest tobacco manufacturers. Under the April 25, 2001 Agreements, it is anticipated that the Company will process approximately 18-20 million pounds of very low-TSNA flue-cured tobacco during the 2003 growing season, for sale to B&W and for use in the Company’s smokeless tobacco products. The tobacco will be cured using the StarCured™ tobacco curing process. If B&W reduces its StarCured™ tobacco purchases in subsequent years below 15 million pounds per year, the Company will receive a credit of $0.80 for each pound reduction up to a total of $12 million.

The bulk of processed tobacco sales occur in the third and fourth quarter of each year, resulting in higher revenues in those quarters. The Company’s long-term goal is to derive an increasingly larger percentage of its revenues from sublicensing its tobacco curing technology to major cigarette manufacturers. During 2002 and 2001, approximately ninety-nine percent (99%) and eighty-five percent (85%), respectively, of all flue-cured tobacco in the United States was cured in a manner to reduce the levels of TSNAs in the cured tobacco leaf. In May 2001, the Company filed suit against R. J. Reynolds Tobacco Company (“R.J. Reynolds”) for patent infringement relating to R.J. Reynolds’ efforts to have farmers produce low-TSNA tobacco using the technology to which Star is the exclusive licensee. In August 2002, the Company filed a second suit against R.J. Reynolds for patent infringement, which in September was consolidated with the first suit filed in May 2001 (see “Legal Matters”).

Smokeless Tobacco Products

Over the past three years, the Company has been engaged in the development of very low-TSNA non-fermented smokeless tobacco products that could provide adult tobacco users with a viable alternative to cigarettes for use in situations and environments when they cannot smoke or when they would prefer not to smoke. This effort was encouraged by the Company’s Scientific Advisory Board and other independent scientific, medical, and public health advisors who encouraged Star to accelerate the development of smokeless products using 100% StarCured™ very low-TSNA tobacco, because smokeless products have far fewer toxins than conventional cigarettes. Cigarette smoke contains more than 4,000 chemical compounds, 43 of which are known to be carcinogenic. A number of respected scientists and researchers throughout the world believe that the only major or significant toxins in non-fermented smokeless tobacco are the TSNAs, particularly the NNNs and NNKs.

On September 28, 2001, the Company introduced its first two very low-TSNA snuff products (a moist and a dry snuff) under the brand name Stonewall™. On November 14, 2001, Star introduced its flagship hard tobacco cigalett™ pieces (ARIVA™). ARIVA™ is a compressed powdered tobacco product designed to dissolve completely in the mouth without leaving any residue or requiring expectoration. Sales of Star’s smokeless products were de minimis in 2001 and 2002. ARIVA™ and Stonewall™ are being marketed nationwide by ST through its network of established tobacco distributors and through new distributors with whom ST has not previously had a relationship. These sales have been generated in part through our existing sales force. After the sale of the discount cigarette business, our sales force will decrease significantly. This could adversely impact our relationships with established tobacco distributors. In addition, the Company has introduced ARIVA™ and Stonewall™ through direct arrangements with several national retail chains and through national distributors experienced with consumer products. Following the limited test market of its smokeless products, Star decided it was appropriate to expand distribution. Accordingly, by March 31, June 30, September 31 and December 31 of 2002, respectively, the Company’s smokeless products had been placed in more than 12,000, 30,000, 33,000, and approximately 35,000 convenience and retail store locations, respectively. In the fourth quarter of 2002, the Company sold 7,780 cartons of ARIVA™ (10 packs equal one carton), compared to 16,800, 69,420 and 73,800 for the 3rd, 2nd and 1st quarters of 2002, respectively. The decline in sales of ARIVA™ since the second quarter resulted from the fact that initial sales were primarily derived from original placements of the product in stores. The Company anticipates future sales will be derived from a combination of initial sales to retail, convenience and tobacco departments of drug stores and re-orders from existing customers. Overall, the sales of smokeless products continue to represent a nominal portion of the Company’s total sales. Despite the broad distribution of ARIVA™, sales have been slower than expected, in part, we believe, due to the lack of customer familiarity with ARIVA™ and lack of funds to properly communicate product information to adult tobacco users. As a result, the time period for generating significant revenue and cash flow from the introduction of ARIVA™ will be longer than originally expected and it will take longer for the smokeless products to support themselves on a stand-alone basis. During 2003, the Company anticipates continuing to expand the number of stores in which ARIVA™ will be available, but cannot be sure that ARIVA™ will be accepted into the national marketplace or produce sufficient revenues to support the Company’s initiative to focus primarily on smokeless tobacco products.

We believe that the acceptance of ARIVA™ has been impacted by a number of factors, including, among others: (1) the fact that ARIVA™ requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (2) publicly stated opposition to ARIVA™ by certain Attorneys General and certain public health advocacy groups which has appeared in various newspapers and FDA filings; (3) ARIVA™ requires smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (4) the need to develop name brand recognition with consumers; and (5) difficulty in obtaining capital required for large scale consumer education and marketing directed to adult tobacco users. The Company expects that the successful marketing of ARIVA™ on a broad basis will require the expenditure of substantial funds, which the Company will need to obtain from the sale of the cigarette business or other external financing, the availability of which cannot be assured. (See “Liquidity and Capital Resources” under Item 7 for more information on the Company’s current liquidity.) ARIVA™ can currently be found in the following chain stores: CVS Pharmacies, Rite Aid Drug Stores, Albertsons/Osco, Sav-on, and 7-Eleven franchises. Eckerd Drug introduced ARIVA™ during the first quarter of 2003, and Hudson News (airport terminals, bus terminals and train station stores) introduced ARIVA™ on an expanded basis during the first quarter of 2003.

As part of the NATC Purchase Agreement, the Company will sell to NATC certain equipment leased by the Company and located at its Petersburg, Virginia facility that is used in the production of Stonewall™ moist snuff. While the Company will continue to sell its Stonewall™ moist snuff, it does not anticipate purchasing replacement equipment. Rather, the Company is completing the pre-marketing testing and development of a new non-fermented smokeless spit-free™ “hard tobacco” product for moist snuff users, called Stonewall™ Hard, which is made from 100% low-TSNA StarCured™ tobacco plus natural and artificial flavorings as well as other ingredients. The Company anticipates beginning test marketing of this product during 2003.

Discount Cigarettes

Traditionally, sales of discount cigarettes have represented the substantial majority of ST’s revenues. Until the closing of the sale of the cigarette business to NATC pursuant to the Purchase Agreement, ST will continue to sell four brands of discount cigarettes through approximately 200 tobacco distributors throughout the United States. We anticipate the sale of the cigarette business will close on or before July 15, 2003. If the proposed sale of the cigarette business to NATC is not closed, ST will continue to manufacture discount cigarettes until the Company can transition from the smoked tobacco business. These cigarettes, which are sold as discount brands, accounted for approximately 75.1%, 79.4%, and 79.3% of the Company’s net sales in 2002, 2001 and 2000, respectively. ST does not engage in extensive advertising or marketing programs for its cigarette products, but relies primarily upon communications with distributors, product placement by its field sales force (the field sales force focuses primarily on placing ST’s products with retailers in the four non-MSA states, Florida, Minnesota, Mississippi and Texas), pricing appropriate for discount cigarettes, and, to a lesser extent, on brand recognition, product appearance and taste in order to compete in the marketplace. ST has chosen to focus its cigarette sales in the four non-MSA states because sales in those states are not subject to MSA escrow obligations. (See “Liquidity and Capital Resources” under Item 7 and “Tobacco Master Settlement Agreement” under “Government Regulation” for a more detailed description of the cash implications of making payments into the MSA escrow accounts.) ST has avoided any marketing efforts aimed at young persons, and the Company is committed to keeping its products out of the hands of youngsters. There were no export sales by the Company in 2002.

During the 3rd quarter of 2002, in an effort to increase the competitiveness of discount cigarettes in the rapidly growing fourth tier (discount segment) of the market, which now constitutes more than 10% of the overall cigarette market, the Company announced plans to reduce, or entirely replace, the 24% StarCured™ very low-TSNA tobacco in its leading brand, MainStreet®, with other less expensive low-TSNA tobacco, and to consider such a change in its other brands. Presently, the Company is using a blend of “cut rag” tobacco in its discount cigarettes that contains low-TSNA flue-cured tobacco, but no StarCured™ tobacco. In addition, until the 3rd quarter of 2002, the Company utilized more costly carbon/acetate filters on all of its discount cigarettes. Due in part to questioning by certain members of the public health advocacy community of the added benefit of such filters, the Company also replaced carbon/acetate filters with more conventional acetate filters that are standard in the industry.

Low-TSNA Cigarettes

Star launched the first low-TSNA cigarette, Advance®, in October 2000 in two test markets—Richmond, Virginia and Lexington, Kentucky. Advance® was the first conventional cigarette to be manufactured to deliver fewer carcinogenic TSNAs. The Advance® cigarette reduced additional toxic smoke constituents through a unique activated carbon/acetate filter. Advance® also differed from conventional premium brands because it provided adult tobacco consumers with enhanced health warnings (not required by the Surgeon General), on the back of the package and “onserts” that contained comparative content information and additional health-related information.

Under the April 25, 2001 Agreements, B&W agreed to take over all aspects of the sales, marketing and distribution of Advance®. On November 5, 2001, B&W initiated a test market of its version of Advance® in Indianapolis, Indiana. That test market is ongoing. If B&W determines that its test market is successful, then B&W will undertake a further rollout of the product. Under the April 25, 2001 Agreements, Star receives a royalty on each carton of Advance® sold by B&W. Sales of Advance® during the Company’s test market, and royalty payments from B&W during 2001 and 2002 were de minimis. This business arrangement was consistent with the Company’s long-term objective of moving out of the combusted cigarette business and focusing on the licensing of its technology.

Tobacco-Flavored Chewing Gum and Lozenges and Chewing Gum Containing Tobacco Extract

Prior to the decision to concentrate on the development of products for adult tobacco users that incorporate very low-TSNA StarCured™ tobacco, the Company sought to develop both cessation products and a product intended to help patients who relapsed after a trial of smoking cessation to prepare for another cessation attempt, and secured two Investigational New Drug Applications (“IND”) from the FDA. While the initial results of the IND protocol testing of these products were positive, the Company determined that the further testing and the preparation and submission of required marketing applications to the FDA would be costly and time consuming, as well require a major scientific infrastructure, which the Company did not have and could not afford at the time. Accordingly, the Company made the business decision that it was unlikely that the development of cessation-related products on its own would produce an adequate return on investment. The Company has explored entering into a joint venture, partnership and/or technology license as a means to develop cessation-related products. The Company would have preferred to work with a major pharmaceutical company with significant resources and experience and the scientific and regulatory infrastructure that can assist and accelerate the approval process required for market entry. However, at this point in time, the Company is focused on other objectives, as set forth above.

Sales and Marketing

In marketing ARIVA™ hard tobacco cigalett™ pieces and Stonewall™ moist and dry snuffs, the Company has sought to position the products in the smokeless sector of the tobacco market using many of the same distribution channels that it uses for cigarette sales. As part of the marketing and distribution effort, the Company also has negotiated agreements with a number of national retail chains and national distributors selling consumer products.

Three of the Company’s officers, Mr. Jonnie R. Williams, Star’s Chief Executive Officer, Mr. David M. Dean, Star’s Vice President of Sales and Marketing, and Mr. Sheldon Bogaz, ST’s Vice President of Trade Operations, lead the Company’s sales and marketing activities. Mr. Randy Escamilla, National Sales Manager, supervises a staff of five regional sales managers who direct ST’s field sales force. The Purchase Agreement contemplates Messrs. Bogaz and Escamilla joining NATC in connection with the sale of the cigarette business.

During 2002, ST repositioned and consolidated its field sales force in response to increased competition from foreign and domestic companies selling discount brands. By the end of 2002, ST had 78 field sales personnel and merchandisers primarily positioned in Florida, Minnesota, Mississippi and Texas.

It has been ST’s strategy to rely to a large degree upon distributors to promote ST’s discount cigarette brands to retail customers. ST provides to its distributor customers, for redistribution to retailers, point-of-sale materials such as posters, pole signs, display racks and counter top and floor displays. Also, ST produces marketing materials for use by distributors and their direct sales force to promote the sale of ST tobacco products to their retail customers.

ST sells its tobacco products through approximately 200 tobacco distributors throughout the United States, although in 2002 its sales of discount cigarettes were primarily in Florida, Mississippi, Minnesota and Texas. Of these 200 distributors, approximately 69 are located in Florida, Mississippi, Minnesota, and Texas where the Company’s sales force is now concentrated and where it does not have purported obligations to make payments into escrow under state qualifying statutes enacted pursuant to the MSA for sales of cigarette products. The distributors maintain state and, where applicable, municipal government tobacco product licenses, and apply state and/or local tax stamps when needed to resell the tobacco products. ST delivers its products directly to distributors mainly by common carrier trucks. ST’s distributor customers primarily serve convenience stores, gas stations and other outlets and retail stores. No one distributor accounted for more than 14% of ST’s revenue in 2002. The overall number of distributors was reduced from approximately 260 in 2001 to 200 in 2002 due to price increases, as well as the Company’s focus on enhancing its market share in four states: Florida, Minnesota, Mississippi, and Texas. ST’s shipment volume for discount cigarettes during 2002 decreased approximately 18% to 2.9 billion units from 2001’s shipment volume of 3.5 billion units, reflecting a continued commitment by the Company to concentrate the field sales force and sales efforts in four states and to develop and launch a series of smokeless tobacco products, which the Company believes will be the primary focus of its business in the future. Sales of smokeless tobacco products have been generated in part through our existing sales force. After the sale of the discount cigarette business, our sales force will decrease significantly. This could adversely impact our relationships with established tobacco distributors.

Purchasing

Star purchases its low-TSNA flue-cured tobacco for its leaf tobacco sales from approximately 200 participating tobacco farmers (“StarCured™ farmers”) who cure their tobacco in specially designed StarCured™ barns pursuant to long-term contracts entered into with the Company. Star believes that it will be able to purchase a sufficient supply of flue-cured, StarCured™ leaf tobacco from these farmers for its own use and to satisfy commitments to B&W for the foreseeable future. The Company anticipates that it will be able to process the tobacco purchased from the farmers within its Chase City processing facility within one to three days of delivery to the facility.

During 2002, pursuant to the Company’s Supply Agreement with B&W, the tobacco used in ST’s cigarettes was purchased from B&W’s Export Leaf Division in “cut rag” form, meaning that the tobacco had been cut, processed and flavored to ST’s specifications, and was ready when delivered to ST for the manufacturing process. ST expects to purchase “cut rag” tobacco from B&W’s Export Leaf Division or other sources until the closing of the sale of the cigarette business to NATC, at which time the Supply Agreement with B&W will terminate. If the transaction with NATC does not close, ST will purchase “cut rag” tobacco from B&W Export Leaf Division or purchase tobacco needed for its business from other sources. Buying tobacco from B&W’s Export Leaf Division or other sources allows ST to avoid having to dedicate substantial amounts of working capital to tobacco inventories. (See “Manufacturing” below for a description of the Company’s manufacture of cigarettes as well as its purchase of manufactured cigarettes.)

At the end of 2002, Star had approximately 347,000 pounds of burley tobacco in inventory at B&W facilities, which will be maintained by B&W until the closing of the sale of the cigarette business to NATC. In 2002, Star continued its research and development to attempt to perfect the StarCured™ tobacco curing process for burley tobacco in conjunction with the University of Kentucky’s Department of Agronomy, The Burley Tobacco Growers Cooperative Association, Inc. and Star’s scientific and technical advisors. Star believes that the StarCured™ process is applicable to burley tobacco, and the Company will continue its efforts with respect to burley tobacco experiments with the University of Kentucky this growing season. However, because the tobacco in Star’s smokeless tobacco products is 100% flue-cured low-TSNA StarCured™ tobacco, the Company’s need for a low-TSNA burley tobacco is expected to decline as the Company shifts its emphasis to smokeless tobacco products. Moreover, no assurances can be given at this time that the low-TSNA StarCured™ tobacco curing process for burley tobacco will be successfully developed and commercialized.

At the end of 2002, Star had approximately 1.0 million pounds of re-dried strip StarCured™ tobacco paid for by B&W and held in inventory by B&W on Star’s behalf. This tobacco will be used in Star’s smokeless tobacco products.

Manufacturing

All of the flue-cured tobacco that the Company plans to use in 2003 and thereafter, either for sale in leaf form to B&W and potentially other parties or in Star’s smokeless tobacco products, but not in the Company’s discount cigarettes, will be cured using the StarCured™ tobacco curing process. The StarCured™ tobacco curing process involves controlling certain conditions in the tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The specially designed curing barns that utilize the StarCured™ tobacco processing technology have been manufactured exclusively for Star by Powell Manufacturing Company of Bennettsville, South Carolina (“Powell”). Specially designed barns, which are owned or leased by the Company, are erected on site at the tobacco farms and provide Star with its source of very low-TSNA tobacco. A total of 1,125 Star barns have been manufactured and approximately 935 have been delivered to farmers who currently produce flue-cured tobacco. In 2000, 100 barns were delivered to farmers in Kentucky in connection with the research, development and testing of the StarCured™ tobacco curing process for burley tobacco in conjunction with the previously mentioned joint program with The Burley Tobacco Growers Cooperative Association, Inc.

Star does not anticipate purchasing any additional barns in 2003 because the Company has sufficient barns in place to process approximately 20 million pounds of StarCured™ flue-cured tobacco, which will meet the Company’s needs for this growing season. Under the April 25, 2001 Agreements, B&W agreed to finance all of the StarCured™ tobacco curing barns on an interest-free basis through January 1, 2005. That date has now been extended to June 1, 2005. Beginning in June 2005, this debt will be payable in 60 monthly installments. Subsequent to April 2001, Star entered into a series of sale/leaseback transactions for approximately 590 barns and, as part of these transactions and in order to have B&W release its collateral interest in the barns, Star agreed to pay 4/14ths of the proceeds to B&W to reduce its long-term indebtedness. As of December 31, 2002, the Company owed B&W approximately $0.6 million for these payments, which will be repaid from the proceeds of the sale of the cigarette business. Also, in 2001, as a further reduction of outstanding debt owed to B&W, Star sold 91 curing barns to Golden Leaf Tobacco Company, Inc. for $1.85 million, as part of a sale and licensing arrangement. The $1.85 million was used to reduce long-term debt owed to B&W because the barns were held as collateral for this debt. From an initial loan balance of $29 million in April 2001, the Company has reduced the amount outstanding to approximately $21.4 million as of December 31, 2002. Under the sale/leaseback transactions Star has financed the barns with certain financial institutions and agreed to repurchase the barns at the end of the lease period, thus ultimately having the ability to retain control of the barns.

In early 2000, Star’s processing facility in Chase City, Virginia underwent a substantial expansion of its capacity to process significantly larger amounts of low-TSNA tobacco, as well as to provide sufficient space for the installation of new equipment to be used in conjunction with the manufacturing of the Company’s smokeless tobacco products and the installation of a state of the art laboratory to test for TSNAs. This expansion allowed Star to process approximately 19 million pounds of StarCured™ tobacco during each growing season in 2000, 2001 and 2002. As a result of the expansion, the Chase City facility will have more than adequate capacity for volumes anticipated for B&W under the April 25, 2001 Agreements and for Star’s requirement for tobacco processing.

ST expanded its cigarette manufacturing capability in 2000 by outsourcing a portion of its manufacturing through a contract with B&W to manufacture cigarettes. During 2001 and 2002, B&W produced approximately 70% of the cigarettes that ST sold. Effective January 1, 2003, the Company and B&W terminated their Manufacturing Agreement under which B&W had produced cigarettes that ST had been selling from 1999 through 2002. Since January 1, 2003, the Company has been manufacturing all of its cigarettes in its Petersburg manufacturing facility. The Company anticipates that the manufacturing capacity in Petersburg should be sufficient to satisfy the manufacturing needs for its cigarettes through the closing of the sale of the cigarette business to NATC, or for the foreseeable future if the transaction with NATC does not close, given the current manufacturing levels which have been decreasing over the past several years as the Company has focused its sales of cigarettes in the four non-MSA states.

In 2002, Star also installed at Chase City a high-speed manufacturing line for the production of ARIVA™ hard tobacco cigalett™ pieces and Stonewall™ dry snuff, and a second manufacturing line has been ordered. Plans are currently underway for the installation of these manufacturing lines in a newly renovated facility in Chase City, adjacent to the existing Star facility. This second facility has approximately 91,000 square feet of space that can accommodate both manufacturing lines and an expanded testing facility and 9,000 square feet of office space located on approximately nine acres of land. This facility was purchased during 2002 by the Mecklenburg County and Chase City Industrial Development Authorities and they, along with Star, renovated the facility to Star’s specifications. Star entered into a long-term lease with an option to purchase this facility. It is anticipated that, by the end of 2003, all of Star’s smokeless tobacco manufacturing operations and its laboratory for testing low-TSNA tobacco will be housed in this facility.

The Company believes its manufacturing facilities will allow it to respond to the demand for its smokeless products, as well as to the demand for cigarette products through the close of the sale of the cigarette business and beyond, if that transaction does not close.

Relationship with B&W

On October 12, 1999, the Company and B&W entered into an agreement (referred to as the “Master Agreement”) under which B&W, among other things, agreed to purchase StarCured™ tobacco. On April 25, 2001, the Company and B&W entered into a Restated Master Agreement that provided for increased purchases of StarCured™ tobacco by B&W. B&W agreed to purchase at least 15 million pounds of StarCured™ tobacco over three growing seasons (2001-2003) with the right to purchase additional amounts of StarCured™ tobacco during those years and in future years. At the end of the 2003 growing season, Star and B&W have agreed to negotiate in good faith for the purchase of StarCuredTM tobacco by B&W in later years. If B&W does not purchase at least 15 million pounds of StarCuredTM tobacco in the later years, then for each pound purchased below 15 million pounds Star will receive an $0.80 per pound reduction of its outstanding debt obligations, up to a total reduction of $12 million on a cumulative basis.

During each of the years 2000, 2001 and 2002, Star produced and delivered to B&W approximately 19 million pounds of very low-TSNA StarCured™ tobacco. Pursuant to the Restated Master Agreement, some of this tobacco has been purchased by the Company for use in ST’s own discount cigarettes, or in Star’s new hard tobacco and moist and dry snuff products. As of December 31, 2002, B&W is holding in inventory for the Company’s use approximately one million pounds of StarCured™ tobacco worth approximately $3.7 million.

B&W also manufactured cigarettes for ST until December 31, 2002, pursuant to a Manufacturing Agreement entered into in January 2000 and has been supplying leaf tobacco to ST for use in its tobacco products, pursuant to a Supply Agreement entered into in January 2000, as well as warehousing burley tobacco for Star. As discussed above in “Manufacturing”, effective January 1, 2003, Star and B&W terminated the Manufacturing Agreement. The Supply Agreement will be terminated upon the closing of the sale of the discount cigarette business to NATC.

Under the Restated Master Agreement, B&W also agreed to restructure approximately $29 million of debt into long-term, interest-free debt with interest and principal payments initially beginning in January 2005 and continuing over five years. The date for repayment of the loans has subsequently been extended until June 1, 2005. Beginning in June 2005, this debt will be payable in 60 monthly installments. There are provisions in the agreements that forgive one-half of the then-current debt if B&W determines that its test market of a cigalett™ product is successful, and all of the remaining debt once B&W introduces a cigalett™ product into distribution in retail locations in 15 states.

Further, pursuant to one of the April 25, 2001 Agreements, B&W has taken over all aspects of the Advance® low-TSNA cigarette in return for royalty payments (initially 40 cents per carton and which payments decrease over time) on the sales of that cigarette. Pursuant to another agreement entered into on April 25, 2001 (the “Hard Tobacco Agreement”), B&W has an exclusive right (subject to Star’s own rights) to purchase and sell hard tobacco cigalett™ pieces, in return for royalty payments of 50 cents per package ($5 per carton) on the sales of these products during the test market and ten-year exclusivity period, reduced by 50% subsequent to that period. Provided satisfactory test marketing is achieved, the term of the agreement is ten years, automatically renewable for seven successive ten-year periods. In the case of the cigalett™ pieces, B&W has to pay Star its manufacturing costs in addition to the royalty payments. Finally, under another agreement entered into on April 25, 2001 (the “Other Low-TSNA Tobacco Agreement”), B&W is obligated to pay royalties to Star on B&W’s purchases of StarCured™ tobacco and other low-TSNA tobacco. During 2001 and 2002, Star received approximately $1.5 million each year of royalty payments from B&W on its purchase of low-TSNA tobacco, all of which was used to reduce Star’s long-term debt to B&W. During 2003 and in the future, B&W will not be obligated to pay any further royalty for purchases of low-TSNA tobacco until a royalty rate is established with one of the other three largest tobacco manufacturers pursuant to the terms of the April 25, 2001 Agreements.

In return for B&W releasing its security interests in the Company’s intellectual property and all assets included in the sale of the cigarette business to NATC and providing other consents, the Company at the closing of the sale of its discount cigarette business to NATC will pay $7.5 million of proceeds to B&W to reduce principal on the promissory notes entered into as part of the April 25, 2001 Agreements, and will pay all other outstanding obligations to B&W aside from such notes.

For additional information on our relationship with B&W, including more detailed information regarding the agreements described above, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “General” and “Manufacturing” under this Item 1.

Competition

ARIVA™ compressed tobacco cigalett™ pieces are intended to compete with conventional cigarettes and to be used by adult smokers in situations and environments when they cannot or choose not to smoke. The primary competition for ARIVA™ is expected to be from the large tobacco manufacturers that dominate the cigarette industry, as opposed to traditional competitors in the smokeless market. However, as discussed herein, the Company has entered into an agreement for B&W to purchase and sell a “hard tobacco” cigalette™-type product in return for the payment of royalties to Star. The Company’s primary competition for its Stonewall™ snuff products is expected to be other smokeless tobacco companies such as US Smokeless Tobacco Company and Swedish Match because Stonewall™ is competing with moist snuff products. ARIVA™ is priced competitively with cigarettes, while Stonewall™ is priced at a discount to traditional moist snuff products.

In the discount cigarette segment of the market, price is one of the principle competitive driving factors. However, customer familiarity with brands, market accessibility and service also play a role. The Company’s primary competition for cigarettes traditionally has been from the four “majors,” that is, Philip Morris, the brands of which accounted for approximately 50% of all cigarette sales in the United States in 2002, R.J. Reynolds, B&W and Lorillard, as well as Vector Group, Ltd. (the parent company of Liggett), each of which has substantially greater financial and operating resources than the Company. The Company also encounters significant competition from several other smaller U.S. manufacturers of cigarettes, as well as importers of cigarettes manufactured in foreign countries. Many of these manufacturers and importers have substantially greater financial, manufacturing, marketing and other resources than the Company. Further, the Company has faced increased competition from foreign manufacturers who are not participating members of the MSA. Despite the requirements of the MSA, many of the newer discount competitors have not made, and it appears do not intend to make, deposits into escrow accounts purportedly required by the MSA. Due to the price sensitive nature of the discount segment of the cigarette market, this has allowed these newer discount competitors to undercut the current discount market and unfairly compete against ST for discount cigarette sales. Although several states have begun litigation against some of these companies for failure to make escrow payments on sales in those states, it is unclear whether such litigation will adequately resolve this issue.

In 2001, Vector Group, Ltd. introduced a reduced-toxin cigarette that it represents contains fewer toxins, including TSNAs, than other conventional brands. In November 2001, B&W also began an expanded test market in Indianapolis, Indiana of its version of the Advance® low-TSNA cigarette that Star and B&W jointly developed. As discussed above, the Company receives a royalty on each carton of Advance® sold by B&W. Other companies have begun to purchase low-TSNA tobacco and are expected to incorporate that tobacco into their products. Such products apparently were brought to market in 2002 and it is anticipated that more low-TSNA tobacco will be incorporated into tobacco products in 2003. In particular Swedish Match has worked with various varieties of tobacco under crop management environments and other methods in an effort to maintain low-TSNA levels in its smokeless products. In 2001, Swedish Match introduced a new smokeless tobacco product in the United States that claims to have reduced levels of carcinogens.

B&W now has in its possession low-TSNA tobacco from the 1999-2002 growing seasons. Also, the industry has initiated a program that is intended to require all tobacco sold at auction to be cured in a manner that is intended to result in reduced levels of TSNAs. As a result, virtually all flue-cured tobacco grown in the United States in 2002 was cured in a manner to reduce the levels of TSNAs. Further, the United States Department of Agriculture (“USDA”) announced in 2002 that in the future, it will not provide full price supports for flue-cured tobacco that is not cured in a manner to reduce or limit the levels of TSNAs in the cured tobacco leaf. Star believes that, if it is successful in commercializing its unique low-TSNA tobacco products and enforcing the patents for such technology to which it is the exclusive licensee, many of the major tobacco companies will follow its lead and may seek to sublicense the technology for producing low-TSNA tobacco.

Smoking cessation products that are approved for sale in the United States by the FDA are designed to wean the smoker from nicotine addiction over a period of time ranging from 30 days to six weeks. These products are referred to as “nicotine replacement therapies”.

Some of these products are sold over the counter and others are available by prescription. The manufacturer of at least one such product apparently perceives Star’s low-TSNA smokeless products as an alleged competitor in the “When You Can’t Smoke”TM market, although such pharmaceutical products are not intended to be substitutes for tobacco products. There are also non-tobacco cigarettes produced with fillers such as lettuce and herbs. In addition to the use of consumable products for smoking cessation or reduction purposes, medical practitioners and others have developed a variety of programs intended to assist a person in withdrawing from nicotine dependence. Treatments used include psychological counseling, hypnosis, group therapy and behavior modification techniques. There can be no assurance that in the future Star’s competitors will not succeed in developing technologies and products that are more effective than Star’s product candidates, that are less toxic than Star’s products, or that would render Star’s products obsolete or non-competitive.

Government Regulation

The manufacture and sale of cigarettes, other tobacco products and pharmaceutical products are subject to extensive federal and state governmental regulation in the United States and by comparable authorities in many foreign countries. States regulate the age at which adult consumers may purchase tobacco products and the locations where tobacco products can be sold. The states over the past few years have placed increased restrictions on the purchase and use of tobacco products. Other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of such products.

Multiple bills have been introduced in both the United States Congress and in several state legislatures during the past three years which, if enacted, would have significantly changed the United States tobacco industry. Some of these federal bills contained provisions which would provide substantial federal government funds for smoking cessation programs and products, as well as incentives to tobacco companies and others to produce less toxic or reduced-risk tobacco products under specific standards. Star is unable to predict what effect, if any, these provisions, if enacted, would have on Star’s low-TSNA tobacco curing technology or on the sale of smoking cessation products and/or potentially reduced-risk tobacco products. The Company believes, however, that any bill that requires manufacturers to reduce or disclose levels of TSNAs in tobacco or tobacco smoke in a meaningful manner would be beneficial.

During the 108th Congress, which began on January 7, 2003, two bills from the 107th Congress have been reintroduced: HR 140, Congressman McIntyre’s (D, North Carolina) bill formerly known as HR 3940 and HR 245, the bill introduced by Congressman Fletcher (R, Kentucky) during the previous session as HR 5035. Both of these bills contain language that describes a framework within the FDA that would regulate the labeling, marketing, advertising and sale of all tobacco products. It is unclear at this time whether these bills will be passed during this Congress. The Company will continue to follow these legislative proposals in Congress and provide input, support and/or recommendations that are based on our position that adult consumers have the right to fair, honest and balanced information about the tobacco products they may choose to purchase, and that tobacco products should be developed and manufactured in the least hazardous manner possible, given available technologies.

President’s Commission On Improving Economic Opportunity In Communities Dependent Upon Tobacco Production

Star has been actively supporting the vast majority of the recommendations of The President’s Commission on Improving Economic Opportunity in Communities Dependent upon Tobacco Production while Protecting Public Health. Star is interested in supporting the American tobacco farming community and assisting farmers in obtaining higher prices for low-TSNA tobacco, while promoting public health-related issues by, among other things, giving the farmers an opportunity to produce very low-TSNA tobacco using StarCured™ tobacco curing barns that have been provided to the farmers by Star. Star testified before the President’s Commission in Louisville, Kentucky, in 2000, and provided written comments on the Commission’s preliminary recommendations in March 2001. Star’s Board of Directors voted unanimously to endorse the recommendations of the President’s Commission in September 2001. Star believes it is the only tobacco company that testified and supported the majority of the Commission’s recommendations.

FDA Regulation

On March 21, 2000, in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000), the United States Supreme Court held that Congress has not given the FDA authority to regulate tobacco products as customarily marketed.

In December 2001 and early 2002, three petitions were filed with the FDA seeking to have ARIVA™ regulated as a drug product and/or as a food. Because ARIVA™, is a smokeless tobacco product that is intended to provide tobacco satisfaction and is licensed as a tobacco product by the federal Alcohol and Tobacco Tax and Trade Bureau (the “TTB”, formerly the Bureau of Alcohol, Tobacco and Firearms), the Company believes the FDA lacks any statutory authority to regulate ARIVA™, based on the decision of the Supreme Court in Brown & Williamson. Star has advised the FDA that it believes the petitions are without merit and its legal team filed responses to each of the petitions and to certain supplemental submissions. The FDA stated, in a letter dated July 17, 2002, that it was continuing to review issues raised in the first petition filed with the Agency on December 18, 2001. Given the decision by the Supreme Court, it is unclear whether Congress will act to grant authority to the FDA over tobacco products, although legislation that would create such authority has been introduced. However, the Company believes that in the future, reasoned FDA regulation of all tobacco products should better enable the Company to compete in its particular market niche. Over the last three years, the Company has publicly stated its position in favor of reasoned FDA regulation of all tobacco products.

Institute of Medicine

On February 22, 2001, the Institute of Medicine issued a comprehensive report, entitled “Clearing the Smoke: Assessing the Science Base for Tobacco Harm Reduction,” in response to a request from the FDA to assess the scientific basis for possible harm reduction relating to the use of tobacco. This voluminous report suggests, among other findings, that it is scientifically feasible to design and manufacture a range of emerging “potential reduced-exposure products” (which the report referred to as “PREPs”), but that, without appropriate governmental regulation and independent scientific evaluation of PREPs, the public is left without clear information regarding the degree to which these products have reduced the risks associated with smoking. The Company provided testimony before the Institute of Medicine and shared certain of its scientific and applied research and findings related to the development of products that deliver less of certain toxins (TSNAs) and other gas and vapor-phase toxic substances in tobacco smoke. Star’s innovative products that deliver fewer toxins, and the StarCured™ process, were referred to in the Institute of Medicine’s discussion of PREPs.

Federal Trade Commission

The requirements for health warnings on cigarettes are governed by the Federal Cigarette Labeling and Advertising Act. Similar requirements are imposed on smokeless tobacco products under the Comprehensive Smokeless Tobacco Health Education Act of 1986. These Acts impose labeling and advertising requirements on the manufacturers, packagers and importers of cigarettes and smokeless tobacco products and require any company wishing to sell such products within the United States to submit a plan to the Federal Trade Commission (the

“FTC”) explaining how it will comply with the warning label display requirements. Star has submitted labeling plans for its cigarette and smokeless products to the FTC in accordance with these Acts and before introducing its new products. Also, Star shared with the FTC its enhanced warning labels for Advance® prior to the initiation of the test marketing of Advance® in October 2000 and the enhanced warning labels for Stonewall™ moist and dry snuff and ARIVA™ hard tobacco prior to the introduction of these products in 2001.

Trade and Tax Bureau

Manufacturers and importers of tobacco products are taxed pursuant to regulations promulgated by the TTB under authority of the Internal Revenue Code of 1986, as amended. The Company’s tobacco products are subject to tax under such regulations. The federal excise tax on cigarettes rose from $.24 per pack in 1999 to $.34 in 2000, and increased to $.39 per pack in 2002. Smokeless tobacco in the form of snuff is subject to federal tax at a rate of $.585 per pound in 2002 and thereafter. The manufacturing of tobacco products is also subject to regulation by the TTB. The Company currently has licenses from the TTB to manufacture tobacco products, including cigarettes and smokeless tobacco products. Such licenses require that the Company adhere to strict regulations regarding the manufacturing and transportation of its tobacco products.

State and Municipal Laws

The sale of cigarettes is subject to taxation through excise taxes in all fifty states, and smokeless tobacco is taxed in most jurisdictions. State excise taxes on cigarettes range from $.025 per pack in Virginia to $1.50 per pack in New York. Several states have no excise tax on smokeless tobacco and the rates in other states vary significantly from state to state using formulas based on weight or a percentage of the wholesale price of the product. For example, the states of Alabama and North Dakota tax smokeless products at a rate of ¾ of 1 cent per ounce and 16 cents per ounce, respectively, while the states of North Carolina and Oregon impose an excise tax of 2% and 65% of wholesale cost, respectively.

In addition, some states permit municipalities to impose an additional sales tax, and many municipalities do so. The state and municipal sales taxes are imposed upon wholesalers and/or retailers but not on manufacturers, and therefore the Company has no liability for such taxes. The Company is required by many states, however, to report its shipments of cigarettes to distributors/retailers located within their jurisdiction. Star is aware of at least three states, Massachusetts, Minnesota and Texas, that have adopted laws and regulations regarding the disclosure by manufacturers of certain chemical constituents in their products. Star has complied and intends to continue to comply with such laws to the extent they are upheld, and believes both the Company and its customers will benefit from such disclosure.

Tobacco Master Settlement Agreement

In November 1998, 46 states (the “Settling States”) and several U.S. territories entered into the Master Settlement Agreement to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company is required to satisfy certain purported escrow obligations under statutes that the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called “level playing field” statutes, or qualifying statutes, require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such non-participating tobacco manufacturers. Under these statutes the Company is obligated to place an amount equal to $1.88 per carton for 1999, $2.09 in 2000, $2.72 for 2001 and 2002, $3.35 for 2003 through 2006 and $3.77 thereafter, in escrow accounts for sales of cigarettes occurring in the prior year in each such state. An inflation adjustment is also added to these deposits at the higher of 3% or the Consumer Price Index each year. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the settling states. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. Also, absent a successful challenge to the state specific statutes, or some accommodation as to the escrow amounts, the failure to place the required amounts in escrow could result in penalties to the Company and potential restrictions on its ability to sell cigarettes within particular states. Because all of the MSA states have passed the so-called “level playing field” statutes, the Company expects that a material portion of its cigarette sales will continue to be subject to such purported escrow obligations. Star’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

As of January 1, 2001, all 46 MSA states had adopted model “level playing field” statutes. As noted above, under these statutes, the Company is required to place funds in escrow for each cigarette carton sold in a state that is a member of the MSA. After funding escrow accounts for 2001 sales, the Company has deposited approximately $33.5 million into escrow under protest, including for indirect sales, as described below. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has, under protest, been required to make additional escrow deposits related to sales of the Company’s cigarettes subsequently made by the Company’s direct customers in other states (“indirect sales”). To date, the Company has made approximately $4.5 million in escrow payments in connection with indirect sales that occurred in 1999, 2000 and 2001. The Company has received demands for additional escrow payments after making its escrow payments for 2001. However, the demands with regard to potential indirect sales have been suspended as a result of a standstill agreement and ongoing negotiations with the NAAG, as discussed below. The Company is not presently able to estimate the total amount of this possible obligation, which will depend on a number of factors, including a determination of the amount of indirect sales in particular states and a determination of whether the Company is obligated to escrow funds for all products it manufactured and sold, including product manufactured by B&W under its recently terminated manufacturing agreement with the Company, or only product the Company manufactured at its Petersburg, Virginia, facility. If the Company is only required to make escrow payments for cigarettes it manufactured at its Petersburg, Virginia facility, it could have potential obligations to B&W for additional costs that B&W incurred for producing cigarettes under the manufacturing agreement with the Company. Under either scenario, the amount of any additional obligation would be material and would require the Company, among other things, to raise substantial additional funds to meet such obligations. All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits. For additional information on the Company’s MSA escrow obligations, see “Liquidity and Capital Resources” under Item 7.

In addition to the “level playing field” statutes, a number of states have recently enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact on its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow.

On December 15, 2000 and June 12, 2001, the Company filed lawsuits in the United States District Courts for the Eastern District of Virginia and the Southern District of Indiana, respectively, challenging the MSA and the qualifying statutes on a number of constitutional bases. On March 26, 2001, the District Court for the Eastern District of Virginia dismissed the Company’s complaint, but in its opinion, the court did note that Star “must now suffer as a result of the bad faith of previous market entrants.” The court further noted that Star “has never been accused of the fraudulent, collusive and intentionally dishonest activities of the Big Four,” “was not even in existence during the bulk of the time that these activities were occurring,” and has taken “every step to provide complete disclosure about the harmful nature of its products.” The court also stated that the “financial burden on Star and others like it may hamper efforts to develop new tobacco technologies.” The Company promptly appealed the court’s ruling.

On appeal, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court and on October 7, 2002, the Supreme Court denied the Company’s Petition for a Writ of Certiorari filed with the Supreme Court on May 20, 2002. The action by the Supreme Court effectively ends the Company’s constitutional challenge to the MSA. Based on the Supreme Court denial of the Company’s petition for a writ of certiorari, the Company is moving to dismiss its Indiana lawsuit.

In May 2002, the Company entered into negotiations with representatives of the National Association of Attorneys General (“NAAG”) regarding terms under which Star could become a Subsequent Participating Member of the MSA and resolve all currently contested issues relating to the MSA and state qualifying statutes, including its constitutional challenge to the MSA. In connection with those discussions, a Standstill Agreement was negotiated that provides that during the standstill period, the Settling States that executed the Standstill Agreement will not initiate any enforcement action against the Company relating to any claims for additional escrow funding and the compliance with state qualifying statutes, and the Company will not initiate any new actions against those Settling States. The Standstill Agreement was executed by 29 of the 46 Settling States and by Puerto Rico, and by its terms extended through July 23, 2002. Although the Standstill Agreement has not been formally extended, the parties have continued negotiations, and neither the Settling States that signed the Standstill Agreement nor the remaining Settling States have initiated any enforcement action against the Company. The Company and NAAG are continuing the negotiation of a comprehensive settlement under which Star would remain a non-participating manufacturer under the MSA and issues as to the funding of the escrow for the period 1999-2001 would be resolved, as would the amount of escrow owing for 2002. Under the settlement as presently proposed, it is anticipated that the Company would have April 15, 2003 escrow obligations of between $4.0 and $5.0 million initially for sales made during calendar year 2002, and a net obligation of between $3.5 and $4.0 million after calculating maximum payment requirements for sales in certain MSA states under the state qualifying statutes. Also, such a comprehensive settlement would result in Star contributing approximately $10.0 million of its previously escrowed funds toward that settlement. Any such contributions will be charged as an expense to the income statement in the period when paid, and would result in a significant decrease in book value of the Company. Although settlement is anticipated to occur in 2003, if a comprehensive settlement agreement is not reached with the NAAG, then the demands for additional escrow would be significantly higher, both for the 1999-2001 period, as well as for the 2002 sales, and would likely require the Company, among other things, to raise substantial additional funds to meet these obligations or to use significant portions of the proceeds from the anticipated closing of the NATC transaction to meet such obligations.

Virginia Incentive Rebates

In 1999, the Commonwealth of Virginia enacted legislation that explicitly encouraged the manufacture and sale of “products that reduce the carcinogenic TSNA levels in tobacco products.” That legislation, pursuant to House Bill 2635 and Senate Bill 1165 (1999), provided that $2.0 million should be made available to the Virginia Economic Development Partnership to provide for economic development incentive rebates to assist Virginia companies that reduce carcinogenic TSNA levels in tobacco products and pass a portion of that rebate on to Virginia tobacco farmers.

Star was the only company that qualified for those rebates, and in June 2000, was awarded $2.0 million by the Commonwealth of Virginia. Approximately $275,000 of those funds was subsequently provided by the Company to certain Virginia farmers to help defray their costs relating to the installation of the Company’s StarCured™ tobacco curing barns.

World Health Organization (“WHO”) Global Public Health Advocacy

Star testified on October 13, 2000, at the World Health Organization public hearings in Geneva, Switzerland on its view of the structure of a Global Framework Convention on Tobacco Control (“FCTC”). In that testimony Star reiterated its support for reasoned regulation of all tobacco products in the U.S. and worldwide to create a more rational environment in which toxicity reduction rather than marketing creativity would determine relevant market share. Star also testified before the WHO Scientific Advisory Committee on Tobacco Product Regulation on February 1, 2001, and again reiterated its support for reasoned world-wide tobacco regulation within the FCTC proposed structure.

Royal College of Physicians Statement on Tobacco Regulation and Statement On European Union Policy on Smokeless Tobacco

In December 2002, the British Royal College of Physicians issued a report titled: “Protecting Smokers, Saving Lives”. In that report, the Royal College of Physicians concluded that “the consumption of non-combustible tobacco is in the order of 10-1,000 times less hazardous than smoking, depending on the product.” In February 2003, an independent group of researchers and public health educators issued a report titled: “European Union Policy on Smokeless Tobacco – A Statement in Favour of Evidence-Based Regulation”. In the report, the researchers called on the European Union to reconsider an existing ban on smokeless tobacco products, in part because, “smokeless tobacco is substantially less harmful than smoking, and evidence from Sweden suggest it is used as a substitute for smoking....”

Research and Development

In the mid-1990’s, Star commenced research and development activities based upon newly conceived technology for the processing of tobacco so as to substantially prevent the formation of TSNAs in cured tobacco. This technology is under exclusive license from Regent Court, a company in which Jonnie R. Williams, the technology’s inventor and the Company’s founder and current Chief Executive Officer and largest stockholder, is part owner. (See “Patents, Trademarks and Licenses.”) TSNAs are generally recognized by certain health researchers and respected scientists to be among the most potent and abundant carcinogens in tobacco and tobacco smoke. Star’s research and development activities have focused on: (1) perfecting and testing methods for processing very low-TSNA tobacco; (2) developing products that incorporate Star’s specially processed tobacco, including products for the smoked and smokeless tobacco markets; (3) establishing a patent position; and (4) developing relationships with tobacco farmers, as well as the tobacco industry, with a view to the commercialization of Star’s processes through licensing and royalty arrangements, among other vehicles, to generate income for the Company. Star’s research and development efforts culminated in the development of various aspects of the process for producing very low-TSNA tobacco and tobacco products, with respect to which Star has exclusive rights to patents as well as patent applications that are pending (See “Patents, Trademarks and Licenses”). As early as 2000, Star convened a Scientific Advisory Board of highly regarded physicians, scientists, researchers and public health experts to provide it with counsel on how best to proceed in a variety of scientific and research oriented areas. In 2002, 2001 and 2000, the Company spent approximately $1.0 million, $4.1 million and $1.7 million, respectively, on its research and development activities.

StarCured™ Technology

The process of curing or drying tobacco so that it is suitable for production of tobacco products begins immediately upon harvesting of the tobacco leaf. The two principal varieties of tobacco leaf in the United States are Virginia flue-cured tobacco and burley tobacco, both of which are typically used in American-made cigarettes to produce what is referred to as an American blend. Under conventional curing methods with Virginia flue-cured tobacco, the leaves are placed in enclosed barns and are then exposed to gas-fired heat, while with burley tobacco the leaves are hung in sheds to dry naturally. The curing process for Virginia flue-cured tobacco takes approximately five to seven days, and for burley tobacco, a month or more.

The StarCured™ technology is applicable to Virginia flue-cured tobacco and, Star believes, to burley tobacco, and most likely to other varieties of tobacco on a broad-scale commercial basis. Star’s curing process essentially arrests or eliminates microbial activity that normally occurs during curing, thereby preventing the formation of TSNAs. The StarCured™ curing technology does not, however, alter or affect taste, color or the nicotine content of tobacco. Star makes no claim or representation that the StarCured™ tobacco curing process precludes the formation of any harmful chemical constituents in tobacco and/or tobacco smoke other than TSNAs. Additionally, Star makes no claim that the elimination of TSNAs reduces the risk of disease. Star has been careful not to make any health claims, directly or indirectly, because there is not yet clinical evidence to show that a reduction in these specific carcinogens in tobacco will translate into a reduced health risk.

The technology for producing low-TSNA tobacco has been licensed to the Company in an agreement that grants to the Company exclusive worldwide rights with a right of sublicense. (See “Patents, Trademarks and Licenses”). It is the Company’s objective to achieve widespread acceptance of this tobacco curing technology as a standard for the manufacture of less toxic and potentially less harmful tobacco products and, in the future, as a basis for the use of very low-TSNA tobacco in the production of smoking cessation products.

Star conducted a pilot program during the 1998 U.S. tobacco harvest season (July through October). The purposes of this program were: (1) to continue to test and perfect Star’s curing processes in quantities and under conditions which would serve as a model for future operations; (2) to test custom designed equipment; (3) to provide processed tobacco to major manufacturers in quantities for testing and test market purposes; and (4) to demonstrate the commercial feasibility of adoption of Star’s processes for widespread use in the production of tobacco products. The program was operated from the Company’s facility in Chase City, Virginia. During 1999, Star processed over 3.5 million pounds of StarCured™ tobacco. In each of 2000, 2001 and 2002, Star processed approximately 19 million pounds of StarCured™ tobacco, which constituted approximately 30% of the entire Virginia flue-cured crop in each of those years. During 2000, 2001 and 2002, the Chase City receiving station was the fifth largest flue-cured tobacco receiving station in the United States.

Development of Low-TSNA Cigarette and Smokeless Tobacco Products

Beginning in October 2000, Star test-marketed Advance®, which the Company believes was the first low-TSNA premium cigarette to be sold in the United States, and which contained enlarged health warnings on the package, comparative content information, and informational package “onserts” attached to each pack that provided additional information regarding the health hazards of smoking. Advance® utilized StarCured™ very low-TSNA flue-cured tobacco, as well as other tobaccos (burley and oriental) selected for their low-TSNA levels. Advance® also had a 40-milligram activated carbon/acetate filter that reduced other gas and vapor-phase toxins.

Under the April 25, 2001 Agreements, B&W assumed all responsibility for the test marketing of Advance® and the anticipated national rollout of the product following a successful test market. In November 2001, B&W initiated an expanded test market of Advance® in Indianapolis, Indiana (approximately 1,500 retail outlets). B&W’s version of Advance® continues to use very low-TSNA StarCured™ tobacco and other low-TSNA tobaccos, and a modified Trionic™ Filter. The packages of Advance® continue to have enlarged health warning and package onserts that provide comparative information on the major toxins in Advance® and two leading light brands. Star receives a royalty on the sale of each carton of Advance®.

During 2001, Star continued its efforts to develop several smokeless tobacco products in which the tobacco is exclusively very low-TSNA non-fermented StarCured™ tobacco. In September 2001, the Company introduced two such products, Stonewall™ moist snuff and Stonewall™ dry snuff. On November 14, 2001, Star introduced its flagship hard tobacco cigalett™ pieces (ARIVA™). ARIVA™ is a compressed powdered tobacco product designed to dissolve completely in the mouth without leaving any residue and without the need for expectoration. Sales of Star’s smokeless products were de minimis in 2001. In late January 2002, the Company began expanded distribution of ARIVA™ in the United States. ARIVA™ is being marketed nationwide by ST through its network of established tobacco distributors and through new distributors with whom ST has not previously had a relationship. In addition, the Company has sought to introduce ARIVA™ through direct arrangements with several national retail chains and through national distributors experienced with consumer products. Following the successful limited test market of ARIVA™, Star decided it was appropriate to expand distribution. By March 31, 2002, ARIVA™ had been placed in more than 12,000 convenience and retail stores. As of June 30, 2002 that had increased to 30,000 stores, and ARIVA™ now is available in approximately 35,000 stores. (For additional information on the development of the Company’s smokeless tobacco products, see “Segments and Products – Smokeless Tobacco Products.”)

Prior Development of CigRx™

In 1997 Star submitted a cigarette product that it called “CigRx™” to the FDA as a pharmaceutical product. The objective was to offer a product to help patients who relapse after a trial of smoking cessation to prepare for another cessation attempt while reducing exposure to TSNAs. At this time, Star is not aware of any other company submitting a tobacco product for FDA clearance. However, Star’s strategy has since changed, and it has advised the agency that it will not seek FDA approval for CigRx™. A Phase I study, under an FDA-reviewed protocol, was completed at the Virginia Commonwealth University under the direction of Professor William Barr, Director of the Center for Drug Studies. The study, involving male and female subjects, was a cross-over study designed to test in vivo elimination or reduction of TSNAs following the smoking of CigRx™ cigarettes compared to the subjects’ normally used cigarettes. These test cigarettes were made entirely from flue-cured Virginia tobacco with no added flavorings. The average total TSNA levels in the tobacco itself at the time of testing were about 100 parts per billion, as compared to more than 3,000 parts per billion in popular brands. As measured by the current FTC method, the CigRx™ cigarettes used in the study delivered substantially less carbon monoxide (4.8 milligrams versus 12.2 milligrams) and about half as much tar (7.0 milligrams versus 14.0 milligrams) compared to an average of the best selling full-

flavored cigarettes. The study contrasted Star’s product with conventional brands in terms of breath levels of carbon monoxide, blood levels of nicotine, and urinary levels of TSNAs. On the CigRx™ product, blood nicotine levels were somewhat higher and carbon monoxide was substantially lower. Urinary levels of TSNA (as measured by NNAL) were analyzed by the American Health Foundation. The average levels of NNAL and its metabolite after nine days on the CigRx™ product were reduced substantially, consistent with published data showing that TSNAs leave the body over 90 to 120 days in an initial rapid phase and then in a slower phase during this period. The results of this study were significant in demonstrating that reductions of TSNA levels in tobacco resulted in reduced levels of TSNAs in the human body when study subjects smoked cigarettes containing tobacco with reduced levels of TSNAs.

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

The Company believes that it has conducted its business in a manner that decreases the risk of liability in a lawsuit of the type described above because the Company:

•	has attempted to consistently present to the public the most current information regarding the health risks of long-term smoking and tobacco use generally;

•	has always acknowledged the addictive nature of nicotine;

•	has never targeted adolescent or young persons as customers;

•	has not advertised its cigarette products to consumers except for point-of-sale materials;

•	has conducted research on the chemical or other constituents of its products only in the course of efforts to reduce the delivery of toxins;

•	has stated unequivocally that smoking involves a range of serious health risks, is addictive, and that smoked cigarettes products can never be produced in a “safe” fashion; and

•	did not produce its own brands until late 1994/early 1995, and the volume of sales has not been substantial in relation to the volume generated by the larger manufacturers.

The Company maintains product liability insurance only with respect to claims that tobacco products manufactured by or for the Company contain any foreign object. Such insurance does not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. The Company does not believe that insurance for health-related claims can currently be obtained. Although, to date, no health-related lawsuit has ever been filed against Star, a lawsuit based upon claims not covered by its product liability insurance could have a materially adverse effect upon the Company. As part of the Purchase Agreement with NATC, NATC generally agreed to assume the liabilities for cigarette brands sold by the Company prior to the sale of the cigarette business to NATC. (See “General” under this Item 1, for more information on the terms of the Purchase Agreement.)

Patents, Trademarks and Licenses

License Agreement with Regent Court

The Company is the licensee under a license agreement (the “License Agreement”) with Regent Court, of which Jonnie R. Williams, the Company’s founder and Chief Executive Officer and Francis E. O’Donnell, Jr., M.D., the beneficiary of the O’Donnell Trust, which is the Company’s largest shareholder, after Mr. Williams, are the owners. The License Agreement provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to the Company, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor’s patent rights and know-how relating to the processes for curing tobacco so as to eliminate TSNAs or reduce them to insignificant levels, and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereafter developed. This license includes inventions of Regent Court and its affiliates during the term of the License Agreement relating to the production, treatment or curing of tobacco, or a method of manufacturing a product containing tobacco, and of extracting one or more substances from tobacco for the purpose of incorporating such substance or substances in a product or products.

The Company is obligated to pay to Regent Court a royalty of 2% on all net sales of products by it and any affiliated sublicensees, and 6% on all fees and royalties received by it from unaffiliated sublicensees, less any related research and development costs incurred by the Company as well as costs incurred enforcing the patent rights. The License Agreement expires with the expiration of the last of any applicable patents. Eight United States patents have been issued, and additional patent applications are pending in the United States and in approximately 80 foreign jurisdictions. To date, the Company has paid no royalties under the License Agreement.

The License Agreement may be terminated by the Company upon 30 days’ written notice. The License Agreement may also be terminated by Regent Court upon (a) a default in the payment of royalties or a failure to submit a correct accounting continuing for at least 30 days after written notice or (b) a material breach of any other obligation of the Company under the License Agreement continuing for at least 60 days after written notice. A material breach may include a sublicense of the Patent Rights (as defined in the License Agreement) without obtaining a written agreement of the sublicensee to be obligated to Regent Court under the License Agreement. The Company is also obligated to provide Regent Court with copies of all patent applications by it relating to the Patent Rights. For purposes of determining materiality, a breach is deemed material if such breach results in a loss of royalties exceeding $100,000. Regent Court may also terminate the Licensing Agreement in the event of the purchase of Star’s stock or assets. Regent Court has executed and delivered to the Company an acknowledgement and waiver to the effect that the sale of the cigarette business to NATC does not trigger this termination right.

The License Agreement obligates the Company to prosecute and pay for United States and foreign patent rights. The License Agreement contains other provisions typically found in a patent license agreement, such as provisions governing patent enforcement and the defense of any infringement claims against the Company and its sublicensees. The License Agreement further provides that any obligation or liability related to patent infringement matters brought against the Company will be borne by the Company. The Company has agreed to indemnify and defend the licensor and its affiliates against losses incurred in connection with the Company’s use, sale or other disposition of any licensed product or the exercise of any rights under the License Agreement. Regent Court has made no representations to the Company in any documents regarding the efficacy of the licensed technology.

Patents and Proprietary Rights

Under the License Agreement, the Company has exclusive rights to eight issued patents and pending patent applications, which are the only patents issued to or applied for by Regent Court. The issued and pending patents cover the current technology for substantially preventing the formation of TSNAs in tobacco. Corresponding patent filings have been initiated in numerous foreign countries. The Company has no rights to any other patent or patent applications. There can be no assurance that patents will issue from any of the pending applications, that claims that may be allowed thereunder will be sufficient to protect the intellectual property owned or licensed by the Company, or that the Company or Regent Court has or will develop or obtain the rights to any additional products or processes that are patentable. In addition, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

On November 6, 2001, the United States Patent Office issued a patent to Regent Court for treating tobacco to reduce nitrosamine content. On January 15, 2002, it issued another patent to Regent Court for reducing nitrosamine levels, on February 26, 2002, it issued a patent to Regent Court relating to the treatment of depression with alcohol extracts of tobacco, and on July 30, 2002, it issued a second patent to Regent Court relating to the processes for substantially preventing the formation of TSNA in cured tobacco and products produced with low-TSNA tobacco. Under the License Agreement, the Company has exclusive rights to these patents.

The Company believes that it is the world leader in curing technology that consistently produces very low-TSNA tobacco.

Employees and Consultants

As of December 31, 2002, the Company employed approximately 190 full-time employees. After the sale of our cigarette business, and transfer of related employees to NATC, the Company will retain approximately 24 employees. From time to time, the Company engages temporary personnel to augment its regular employee staff. Further, the Company utilizes the services of consultants, scientific and technical experts and independent contractors to provide key functions in the scientific, medical, public health care, compliance, technological, legal, communications, financial and related areas. The use of such outside providers enables the Company to secure unique expertise in a wide variety of areas that it might otherwise not be in a position to secure or which it would otherwise be required to secure through the hiring of many additional Company-employed personnel at potentially greater cost to the Company. Substantially all of the Company’s research and development efforts have been, and are expected to continue to be conducted, pursuant to contractual arrangements with universities, scientific, medical and public health consultants and independent investigators and research organizations.

Factors That May Affect Future Results

A Failure to Complete the Sale of the Cigarette Business Would Deprive the Company of a Significant Expected Source of Liquidity in the Near and Intermediate Future

As described in “Liquidity and Capital Resources” under Item 7, we expect the proceeds from the sale of the cigarette business to be a significant source of liquidity in the near and intermediate future. Consequently, any failure to complete the sale of the cigarette business, especially in circumstances described below requiring the Company to reimburse NATC for its expenses, would require the Company to reduce overhead through salary reductions, personnel reductions, salary deferrals, as well as deferring or curtailing ARIVA™ marketing costs or finding alternative sources of funding beyond existing cigarette revenues for our working capital, debt service and other general corporate purposes.

The completion of the sale of our cigarette business is subject to the satisfaction or waiver of a number of conditions included in the Purchase Agreement. In particular, NATC will need to obtain all financing that it requires to complete the transaction. In addition, NATC will not have to close if, among other things, our cigarette business experiences a material adverse effect or change or the Company fails to be in compliance with the qualifying statutes. In addition, under the Purchase Agreement, if the transaction is not completed due to the Company’s failure to be in compliance with the qualifying statutes, the Company would be required to reimburse NATC for its reasonable expenses incurred in connection with the proposed transaction, including the related financing. The amount of any such reimbursement likely would be material.

We May Not Be Able to Generate Sufficient Revenue Outside of the Sale of Discount Cigarettes

A substantial majority of our revenues in 2000, 2001 and 2002 were derived from sales of ST’s four brands of discount cigarettes. The other portion of our revenue stream was generated by the sales of StarCured™ processed leaf tobacco, through the sale of smokeless tobacco products that were introduced in the fall of 2001 and by the payment of licensing fees. The market for smokeless products is much smaller than the market for smoked tobacco products. The Company has previously announced its plan to concentrate its efforts on its very low-TSNA smokeless tobacco products and recently announced its proposed sale of the discount cigarette business to NATC. If this transaction closes, the Company will have sold its major revenue-producing assets. Accordingly, if the Company is not successful in its efforts to offer very low-TSNA smokeless tobacco products as adult alternatives to cigarettes and other smokeless products or to expand our leaf sales or generate revenue through the technology to which we are the exclusive licensee, we will not have sufficient sales of other products to offset these effects, which would adversely affect our sales volumes, operating income and cash flows, as well as our ability to pay our debts. As described in the next paragraph and in “Segments and Products – Smokeless Tobacco Products” under Item 1, sales of the Company’s smokeless tobacco products have been slower than expected and there is no assurance that the Company will be able to adequately replace the revenue currently derived from cigarette sales.

The Market May Not Accept Our Smokeless Tobacco Products

Beginning in September 2001, the Company introduced three new smokeless tobacco products, Stonewall™ moist and dry snuffs and ARIVA™ hard tobacco cigalett™ pieces. To date, sales of our smokeless products have been de minimis, and sales have been slower than expected, in part, we believe, due to the lack of consumer awareness with those products, particularly ARIVA™. (See discussion of “Smokeless Tobacco Products” under “Segments and Products” above. It is not certain whether the Company’s very low-TSNA smokeless tobacco products will be accepted by the markets in sufficient volume to support our operations. Adult tobacco users may decide not to purchase our products due to taste or other preferences or due to the extensive health warnings contained on the packaging for the Company’s products. The Company’s efforts to successfully market ARIVA™ and our other smokeless tobacco products will require substantial funds. While the sale of our cigarette business to NATC, if completed, will generate significant cash proceeds, it will also result in the transfer to NATC of our principal revenue generating assets. Failure to generate revenue from sales of very low-TSNA smokeless products could materially adversely affect our operating income and cash flows, and ultimately these products may not be accepted in the national marketplace.

We Are Dependent on the Domestic Tobacco Business

All of our revenue in 2000, 2001 and 2002 was derived from sales in the United States. The U.S. cigarette business has been contracting in recent years and the market for smokeless products is much smaller than the market for smoked tobacco products. If the sale of the cigarette business fails to close and the U.S. cigarette market continues to contract, this trend would adversely affect our sales volumes, operating income and cash flows.

Competition From Other Tobacco Companies Could Adversely Affect Us

The tobacco industry is highly competitive. Our primary competition for conventional cigarettes has been the “major” cigarette manufacturers, each of which has substantially greater financial and operating resources than we do. We have encountered significant competition from several other smaller U.S. manufacturers of cigarettes, as well as importers of cigarettes manufactured in foreign countries. Many of these manufacturers and importers have substantially greater financial, manufacturing, marketing and other resources than we do. Our smokeless tobacco products, Stonewall™ moist and dry snuffs, compete with major smokeless manufacturers, and in the case of ARIVA™, with traditional cigarette manufacturers, because ARIVA™ is positioned as an alternative to cigarettes in situations where adult cigarette users cannot or choose not to smoke. Those companies generally have substantially greater financial and operating resources than we do. Also, these companies have a more established presence in the smokeless tobacco industry than we do. Approximately 99% and 85% of all flue-cured tobacco grown in the U.S. in 2002 and 2001, respectively, was cured in a manner to reduce the levels of TSNAs. Further, the USDA has announced that it will not provide full price supports for flue-cured tobacco that is not cured in a manner to reduce or limit the levels of TSNAs in the cured tobacco. At least one other tobacco company has begun to incorporate low-TSNA tobacco into its cigarettes products and others have begun to purchase low-TSNA tobacco and are expected to incorporate that tobacco in their products. If competitors produce low-TSNA tobacco that does not infringe the technology to which we are the exclusive licensee, this could adversely affect our operating income and cash flows. Additionally, our competitors may also develop other less toxic tobacco products that can compete with our low-TSNA products.

The Tobacco Industry Is Subject to Substantial and Increasing Regulation and Taxation

Various federal, state and local laws limit the advertising, sale and use of cigarettes and smokeless tobacco products, and these laws have proliferated in recent years. If this trend continues, it may have material and adverse effects on our sales volumes, operating income and cash flows. In addition, cigarettes and smokeless tobacco products are subject to substantial and increasing excise taxes. The federal excise tax on cigarettes rose from $.34 per pack in 2000 to $.39 per pack in 2002. The federal excise tax on smokeless tobacco products is substantially lower ($0.585 per pound). A number of states have recently considered an increase in state excise taxes on smokeless tobacco products. While several states have no excise tax on smokeless products, tax rates in other states vary considerably. For example, the states of Alabama and North Dakota tax smokeless products at a rate of ¾ of 1 cent per ounce and 16 cents per ounce, respectively, while the states of North Carolina and Oregon impose an excise tax of 2% and 65% of wholesale cost, respectively. Present state excise taxes for cigarettes range from $.025 per pack in Virginia to $1.50 per pack in New York. Increased excise taxes may result in declines in overall sales volume. This result could adversely affect our operating income and cash flows.

We currently have licenses from the TTB to manufacture cigarettes and smokeless tobacco products. To the extent that we are unable to maintain our current licenses or to obtain any additional licenses required by the TTB, this could materially and adversely affect our operations.

In 1996, the FDA promulgated regulations governing the sale and advertising of tobacco products. These regulations were designed primarily to discourage the sale to, and consumption by, adolescents and children. The authority of the FDA to promulgate such regulations was challenged in the federal courts. On March 21, 2000, the United States Supreme Court in a five to four decision held that the Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Given the decision by the Supreme Court it is unclear whether Congress will act to grant such authority to the FDA, although legislation that would create such authority has been introduced previously in Congress.

We Have Substantial Obligations Under State Laws Adopted Under the Master Settlement Agreement

We have an obligation to place in escrow accounts an amount equal to $1.88 per carton for 1999, $2.09 in 2000, $2.72 in 2001-2002, $3.35 in 2003-2006 and $3.77 thereafter, for sales of cigarettes occurring in the prior year in each MSA Settling State whose cigarettes are sold in those states. An inflation adjustment is also added to these deposits at the higher of 3% or the Consumer Price Index each year. The failure to place such required amounts into escrow could result in severe penalties to us and potential restrictions on our ability to sell tobacco products within particular states. Because of this purported escrow requirement, a substantial portion of our net income from operations has been unavailable for our use and the amount required to be placed in escrow for each carton sold may exceed the net cash flow generated by each carton sold. This has affected our ability to apply the capital generated from our present cigarette sales toward the further scientific development of less toxic and potentially less hazardous tobacco products and the growth of our business. In addition, the escrow obligations will impede our ability to distribute dividends to our stockholders.

We have tried to mitigate the costs of the MSA by focusing our field sales force and by seeking to increase market share in states that were not participants in the MSA, among other approaches. Certain of the Attorneys General in MSA States and NAAG have taken the position that the Company is responsible to escrow funds for any sales in MSA States whether made by ST directly or by a third party to whom ST has sold product. In response to demands made by certain Attorneys General, the Company has made upward adjustments, under protest, to its escrow accounts and has deposited approximately $33.5 million into escrow for sales in MSA states during the period 1999-2001.

It is anticipated that further demands by MSA states will require additional adjustments to the MSA Escrow Account. Currently, the Company has been negotiating with the NAAG since May 2002 a possible resolution of issues relating to payments into escrow for the period 1999-2001 and the extent of escrow obligations for 2002. If these negotiations are not successful, the Company will face significant demands for additional escrow obligations that could exceed available cash flow from operations and other sources. Given the status of its negotiations with NAAG, which have been pending for almost a year, the Company believes that this possibility is remote. If the Company is required to meet such demands prior to completing the sale of the cigarette business to NATC, the Company would have to obtain alternative funding to make these additional escrow obligations. The Company may not be able to obtain such funding on acceptable terms or at all. If the Company completes the sale of the cigarette business, it will retain the obligations to make escrow deposits with respect to pre-closing sales, but it anticipates the proceeds from the sale of the cigarette business will be sufficient to fund any additional escrow payments required. In addition, a number of

MSA states have recently enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that are not part of the MSA, failure to comply with these statutes would negatively impact on the Company’s ability to sell cigarettes in those MSA states, notwithstanding its substantial payments into escrow.

The IRS May Determine That $8.4 Million in Income Tax Refunds That We Have Received Must Be Returned.

During 2002, the Company submitted to the IRS a request for a Private Letter Ruling that would confirm the deductibility of funds placed in escrow under the MSA. Based on the rationale set forth in its Letter Ruling request, the Company took a deduction for escrow expenses in its IRS return for 2001, and sought a refund for prior year payments. During the fourth quarter of 2002, the Company received $8.4 million in Federal and State refunds relating to such payments. If the IRS determines that the Company’s treatment of the payments into escrow is not appropriate for tax purposes, then the Company, based upon advice from tax counsel, expects it will challenge that determination in US Tax Court to seek a final determination with respect to this issue. Ultimately, if the Company does not prevail in its position, the funds would have to be returned.

Our Current Arrangements with B&W May Not Be Extended

Under the April 25, 2001 Agreements, B&W will purchase at least 15 million pounds of StarCured™ tobacco annually through 2003 and has the right to purchase additional tobacco in later years. In 2000, 2001, and 2002, B&W purchased approximately 19 million pounds each year of StarCured™ tobacco. If B&W were to stop purchasing our tobacco that has been cured using the StarCured™ tobacco curing process, it could materially and adversely affect our sales volumes, operating income and cash flows, as well as our business operations, generally. Additionally, we currently have other business relationships with B&W. B&W has: (1) loaned us a total of $29 million, which was primarily used to purchase specially manufactured curing barns, and (2) entered into licensing and royalty agreements relating to the sales of Advance®, the purchase of StarCured™ tobacco and other low-TSNA tobacco, and the manufacture and sales of ARIVA™. The termination of any of these agreements could materially and adversely affect our business operations.

Lawsuits May Affect Our Profitability; We Have Limited Insurance Coverage

We are not, nor have we ever been, named as a defendant in any legal proceedings involving claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects relating to the use of our tobacco products. While we believe that the risk of being named a defendant in such a lawsuit is relatively low, we may be named as a defendant in the future as there has been a noteworthy increase in the number of these cases pending. Punitive damages, often in amounts ranging into the hundreds of millions, or even billions of dollars, are specifically pleaded in a number of these cases in addition to compensatory and other damages. We maintain product liability insurance only with respect to claims that tobacco products manufactured by or for us contain any foreign object. Such insurance does not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that such insurance currently can be obtained. Accordingly, our inclusion in any of these actions or any future action could have a material and adverse effect on our financial condition. However, as part of the Purchase Agreement, NATC agreed to assume liability for tobacco-related claims, including health claims, subject to the Company’s representation that it has not made health claims for its tobacco products. In addition, beginning in 2001, we embarked on the test market and distribution of new smokeless tobacco products. To the extent the sale and distribution of such products results in any health-related claims, such claims could have a material and adverse effect on our financial condition.

We May Not Properly Manage Our Growth

If we are successful in increasing market acceptance for our products, we will be required to manage substantial volume from our customers. To accommodate any such growth and compete effectively, we will be required to attract, integrate, motivate and retain additional highly skilled sales, technical and other employees. We face competition for these people. Our ability to successfully manage such volume also will be dependent on our ability to scale up our tobacco processing and production operations. There can be no assurance that we can overcome the challenge of scaling up our processing and production operations or that our personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to implement and improve our operational, financial and management systems or to attract, integrate, motivate and retain additional employees required by future growth, if any, could have a material and adverse effect on our business and prospects, financial condition and results of operations.

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

Patent positions are uncertain and involve complex legal and factual questions for which important legal principles are unresolved. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If patents are issued to other companies that contain competitive or conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. Such licensing agreements, if required, may not be available on acceptable terms or at all. If such licenses are not obtained, we could be delayed in or prevented from pursuing the development or commercialization of our products.

Litigation, which could result in substantial cost, may also be necessary to enforce any patents to which we have rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights which may affect our rights. There are always risks in any litigation. U.S. patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. We may also have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of an invention, which could result in substantial cost. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material and adverse effect on our business and prospects. (See the discussion of the R.J. Reynolds and Philip Morris litigation in “Legal Proceedings”.)

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

We Depend On Key Personnel

We depend upon the continued services of our senior management team for our continued success. The loss of any one of the Company’s Chief Executive Officer, Jonnie R. Williams, the Company’s Chairman, President and Chief Operating Officer, Paul L. Perito, the Vice President of Sales and Marketing, David M. Dean, the Company’s Chief Financial Officer, Christopher G. Miller or the Company’s General Counsel, Robert E. Pokusa, could have a serious negative impact upon our business and operating results. To minimize the present risk of the loss of any one of these senior executives, the Company has hired additional senior management and continues to search for other senior executives who will be able to share some of the responsibilities now assumed by Messrs. Williams, Perito, Miller, Dean or Pokusa.

The Company’s success depends in large part on its ability to attract and retain, on a continuing basis, consulting services from highly qualified scientific, technical, management, financial and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain the personnel necessary for the development and operation of its business. The loss of the services of its key personnel or the termination of its contracts with independent scientific and medical investigators could have a material and adverse effect on the Company’s business.

Management and Significant Stockholders Can Exercise Influence over the Company

Based upon stock ownership as of March 1, 2003, our executive officers, directors and their associates, own an aggregate of approximately 36.0% of our outstanding shares. As a result, these persons acting together may have the ability to control matters submitted to our stockholders for approval and to control the management and affairs of the Company. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, impede a merger, consolidation, or takeover or other business combination, or discourage a potential acquirer from attempting to obtain control. This concentration of control could also have a negative effect on the market price of our shares.

Our Research & Development Efforts May Not Result in Commercially Viable Products

We continue to allocate significant resources towards research and development, including for the development of new smokeless tobacco products and a commercially viable application of the StarCured™ technology to burley tobacco. In 2002, 2001 and 2000, the Company spent approximately $1.0 million, $4.1 million and $1.7 million, respectively, on its research and development activities. Our continuing research and development efforts may not result in new products reaching the market, or in any improvements to our current products. This could occur for a number of reasons, including if potential new products:

•	fail to receive any necessary regulatory approvals on a timely basis or at all;

•	are precluded from commercialization by proprietary rights of third parties; or

•	are uneconomical or fail to achieve market acceptance.

Failure to develop new products or to improve our current products could materially adversely affect our net sales, operating income and cash flows.

Item 2. Properties

The Company’s executive, marketing, sales and administrative offices are located in Chester, Virginia, which consist of a 45,000 square foot warehouse facility, including 7,000 square feet of office space. The warehouse space is used for storing and shipping tobacco products. This facility is subject to a lease that, pursuant to a notice of early termination delivered by the Company in December 2002, is now set to expire on June 30, 2003. The Company anticipates negotiating with the landlord to renew the lease on terms in line with current market conditions in connection with the Purchase Agreement with NATC and have NATC assume this lease if the transaction closes.

The Company’s cigarette and Stonewall™ moist snuff manufacturing facilities are located in Petersburg, Virginia. The Company owns its Petersburg facilities, which consist of a 50,000 square foot, four-story manufacturing building and an adjacent 6,000 square foot, single-story office building. The Company also leases a 10,000 square foot warehouse in Petersburg, Virginia, about one mile from its manufacturing facilities, pursuant to a month-to-month lease.

As part of the Purchase Agreement with NATC, the Company has agreed to sell to NATC its Petersburg manufacturing facility and it is anticipated that NATC will take over the leases on the Chester and Petersburg warehouses.

An additional 5,600 square feet of office space is currently being leased by the Company in Bethesda, Maryland, pursuant to a lease expiring in 2005. This additional space houses executive, administrative, and scientific offices. This location in Bethesda was selected to afford Star’s scientific and medical consultants access to the FDA, National Institutes of Health and the U.S. National Medical Library.

The Company leases seven acres of land and an approximately 100,000 square foot building thereon in Chase City, Virginia, which is used in processing tobacco utilizing the Company’s StarCured™ tobacco curing method and for manufacturing ARIVA™ and Stonewall™ dry snuff. During 2000, this facility was expanded from approximately 50,000 square feet to its current size by completing a construction project that cost approximately $500,000. The Company has approximately seven years remaining on a ten-year lease for the Chase City property, which covers the expanded facility, and it has an option to purchase the property at any time during the term of the lease.

During 2002, Star entered into a ten-year lease, with an option to purchase, for another property in Chase City, adjacent to the existing facility describe above. This second facility has approximately 91,000 square feet of warehouse space and 9,000 square feet of office space located on approximately nine acres of land. This facility was purchased during 2002 by the Mecklenburg and Chase City Industrial Development Authorities and renovated to Star’s specifications.

The Company believes its manufacturing facilities will allow it to respond to the demand for its smokeless products, its tobacco receiving needs, as well as to the demand for cigarette products through the closing of the sale of the cigarette business to NATC and in the future if the closing does not occur.

Item 3. Legal Proceedings

As described in “Government Regulation – Tobacco Master Settlement Agreement,” the Company has unsuccessfully challenged the constitutionality of the MSA in an action initially filed in the United States District Court for the Eastern District of Virginia. Based on the United States Supreme Court denial, on October 7, 2002, of the Company’s petition for a Writ of Certiorari, the Company is moving to dismiss its similar lawsuit pending in the United States District Court for the Southern District of Indiana, filed on June 12, 2001.

In May 2002, the Company entered into negotiations with representatives of the NAAG regarding terms under which Star could become a Subsequent Participating Member of the MSA and resolve all currently contested issues relating to the MSA and state Qualifying Statutes, including its constitutional challenge to the MSA. In connection with those discussions, a Standstill Agreement was negotiated which provides that during the standstill period, the Settling States that executed the Agreement would not initiate any enforcement action against the Company relating to any claims for additional escrow funding and the compliance with state qualifying statutes, and the Company would not initiate any new actions against those Settling States. The Standstill Agreement was executed by twenty-nine of the forty-six Settling States and by Puerto Rico, and by its terms extended through July 23, 2002. Although the Standstill Agreement has not been formally extended, the parties have continued negotiations and neither the Settling States that signed the Standstill Agreement nor the remaining Settling States have initiated any enforcement action against the Company. The Company and NAAG are continuing the negotiation of a comprehensive settlement under which Star would remain a non-participating manufacturer under the MSA and issues as to the funding of the escrow deposits for the period 1999-2001 would be resolved, as would the amount owing for 2002.

In May 2001, the Company filed a patent infringement action against R. J. Reynolds in the United States District Court for Maryland, Southern Division to enforce the Company’s rights under U.S. Patent No. 6,202,649 (`649 Patent). On July 30, 2002, the Company filed a second patent infringement lawsuit against R. J. Reynolds based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the `649 Patent, which is at issue in the first lawsuit against R. J. Reynolds. Shortly after filing its second lawsuit, the Company filed a motion to consolidate the two patent infringement lawsuits in the United States District Court for Maryland. This motion was granted on August 26, 2002 and the court thereafter set a fact discovery deadline of January 31, 2003, a period for expert discovery through March 15, 2003 and the filing of dispositive motions by March 31, 2003. Subject to several outstanding discovery matters, the parties recently completed fact and expert discovery, and submitted a joint stipulation under which dispositive motions will be filed by April 28, 2003 and briefing on such motions will be completed by June 20, 2003. That stipulation was entered as an order by the Court on March 17, 2003. While a trial date has not yet been set, the Company anticipates that the consolidated lawsuits will proceed to trial before the end of 2003.

In June 2001, R. J. Reynolds filed a complaint against the Company for declaratory judgment in the United States District Court for the Middle District of North Carolina. In that case, R. J. Reynolds sought a judgment declaring that the ‘649 patent has not been infringed and that the patent is invalid. The Company filed a motion to stay, dismiss or transfer the North Carolina action, given the earlier filing in the Maryland District Court. The court on October 3, 2001 granted the Company’s motion in part and the North Carolina case is now stayed.

In July 2001, Harry Powell filed a lawsuit against Star in San Diego County Superior Court, pursuant to California Business and Professional Code Section 17200. Plaintiff alleges that Star failed to fully comply with California’s qualifying statute, despite the fact that Star deposited approximately $882,000 into escrow for sales of cigarettes in California in 2000. Star moved to dismiss the complaint on the basis that any determination as to deposits into escrow rested with the Attorney General’s office. In response to an inquiry from the Court, the Attorney General’s office indicated that it does not intend to intervene in the case and that if it turns out that it has any dispute with Star over its escrow obligation it would raise this with Star and give it a reasonable opportunity to make any additional deposit required, before taking any action against it. Based on the response from the Attorney General’s office, Star moved to dismiss the action or stay the case, after which the case was stayed for a period of time pending the issuance of regulations by the Attorney General’s office. In February 2003, the court set a case management conference for May 2, 2003, given the ongoing settlement discussions regarding Star’s liability under the qualifying statutes.

On June 28, 2002, Philip Morris filed a declaratory judgment action against the Company in the United States District Court for the Eastern District of Virginia, Richmond Division. The Complaint sought a declaration of non-infringement and patent invalidity and unenforceability with respect to the `649 patent. On July 29, 2002, the Company filed a motion to dismiss that lawsuit on the basis that no actionable controversy exists between the companies. After full briefing and oral argument, the United States District Court on September 11, 2002, dismissed Philip Morris’ lawsuit. Philip Morris did not appeal the decision by the District Court.

Since the introduction of ARIVA™, three citizen petitions have been filed with the FDA seeking to have ARIVA™ regulated as a food and/or a drug product under the Federal Food, Drug and Cosmetic Act. On May 1, 2002, the Company filed responses to two of these petitions, and on June 13, 2002, filed a response to the third petition. The Company has also filed responses to other comments filed with the FDA in certain of these dockets, including comments filed by certain state Attorneys General. The Company’s legal team is headed by former U.S. Solicitor General Charles Fried, Esquire and by FDA attorneys from McDermott, Will & Emery; Paul, Hastings, Janofsky & Walker LLP and Bergeson & Campbell, P.C. In the responses counsel concluded that the petitions are factually flawed and without merit, because ARIVA™ does not fit the definition of a food or a drug under the Federal Food, Drug and Cosmetic Act. Furthermore, because ARIVA™ is a customarily marketed smokeless tobacco product that is intended to provide tobacco satisfaction and is licensed by the TTB, the FDA lacks jurisdiction to regulate ARIVA™ based on the March 21, 2000 decision of the Supreme Court in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000). Despite the Company’s position as reflected in its responses, there is no certainty that the FDA would agree with that position and not seek to assert jurisdiction over ARIVA™. By letter dated July 17, 2002, the FDA stated that it was continuing to review the issues raised in the first petition filed with the agency on December 18, 2001.

The Virginia Department of Taxation has asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115.06. The Company has applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. The Company has not paid that assessment and is not required to do so pending its appeal to the Department of Taxation. The Company has also challenged the taxation of certain other property on the grounds that the property is used directly in production activities at the Company’s plant in Chase City, Virginia. The Company has paid that assessment, in the amount of $24,273.75, in full pending appeal. The administrative procedure for consideration of the Company’s application for correction of these assessments is expected to be concluded during 2003.

There is other minor litigation in the ordinary course of business which the Company is vigorously defending.

Item 4. Submission of Matters to a Vote of Security Holders

On December 13, 2002, Star held its annual meeting of stockholders. The matters voted upon at the meeting and the corresponding results are set forth below.

1.	The election of nine directors to hold office until the next meeting of stockholders and until their respective successors have been elected or appointed:

NOMINEE	FOR	WITHHOLD
John R. Bartels, Jr.	50,003,144.448	468,220.000
Robert J. DeLorenzo	49,945,644.448	525,720.000
Whitmore B. Kelley	50,002,144.448	469,220.000
Martin R. Leader	50,003,144.448	468,220.000
Christopher G. Miller	50,002,644.448	468,720.000
Patrick M. McSweeney	50,002,544.448	468,820.000
Paul L. Perito	49,980,144.448	491,220.000
Leo S. Tonkin	50,002,144.448	468,220.000
Jonnie R. Williams	49,974,048.448	497,280.000

2.	Stockholder ratification of the appointment of Aidman Piser & Company, P.A. as independent auditors to audit the Company’s 2002 financial cost statements.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
50,422,351.448	39,095	9,918	0

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The common Stock of the Company (the “Common Stock”) is traded on the NASDAQ National Market System under the symbol “STSI.” Set forth below are the high and low sales prices for each full quarterly period during 2001 and 2002, as reported by NASDAQ. From time to time, during the periods indicated, trading activity in the Common Stock was infrequent. As of February 28, 2003, there were approximately 854 registered holders of Common Stock.

2002	High	Low
First Quarter	$2.690	$1.980
Second Quarter	$2.600	$1.120
Third Quarter	$1.730	$0.800
Fourth Quarter	$1.250	$0.890

2001	High	Low
First Quarter	$2.438	$1.438
Second Quarter	$3.250	$1.188
Third Quarter	$2.900	$1.920
Fourth Quarter	$3.650	$2.500

The Company has never paid dividends on its Common Stock, and the Board of Directors currently intends to retain any earnings for use in the Company’s business for the foreseeable future. Any future determination as to the payment of such cash dividends would depend on a number of factors including future earnings, results of operations, capital requirements, the Company’s financial condition and any restrictions under credit agreements outstanding at the time, as well as such other factors as the Board of Directors might deem relevant. No assurance can be given that the Company will pay any dividends in the future.

Unregistered Option Grants.

In 2002, Star granted its directors, officers, employees and consultants (the “Purchaser Class”) options to purchase Star’s Common Stock as described in Star’s Quarterly Reports on Form 10-Q filed during 2002 or during the fourth quarter as described below. All options described below were granted under the Star Scientific, Inc. 1998 Stock Option Plan or the Star Scientific, Inc. 2000 Equity Incentive Plan. On November 20, 2002, options for 25,000 shares of the Common Stock, with an exercise price of $1.10, were offered to one member of the Purchaser Class in a private offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The selected consolidated financial data of the Company, for and as of the end of each of the periods indicated in the five-year period ended December 31, 2002, have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements of the Company, including the notes to those consolidated financial statements contained elsewhere in this report.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Statement of Operations Data:
Net Sales	$158,192	$174,783	$223,051	$99,325	$19,445
Cost of goods sold (excludes federal excise tax)	77,016	79,548	93,952	31,879	7,669
Gross Profit	26,719	36,413	45,508	33,625	2,938
Operating income (loss)	(4,852)	4,564	17,648	16,937	(2,812)
Net income (loss)	(4,358)	3,025	10,041	11,515	(4,196)
Basic income (loss) per share	(0.07)	0.05	0.17	0.32	(0.51)
Diluted income (loss) per share	(0.07)	0.05	0.17	0.23	(0.51)
Weighted average shares outstanding	59,729	59,741	59,008	36,207	8,327

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	14	3,085	16,747	17,205	103
Property, plant & equipment	21,353	21,577	27,401	10,974	1,704
MSA escrow funds	33,482	28,444	11,605	—	—
Total assets	89,299	79,339	69,467	38,709	4,435
Long-term obligations	43,559	29,818	13,272	7,505	612
Stockholders’ equity (deficit)	24,783	28,524	25,276	12,319	(639)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. (See “Factors That May Affect Future Results” and “Note on Forward-Looking Statements.”)

Critical Accounting Policies

Accounting principles generally accepted in the United States of America require estimates and assumptions to be made that affect the reported amounts in the Company’s consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding the business operations, financial condition and results of operations of the Company.

Revenue Recognition

Revenue is recognized when tobacco products are delivered to customers and title passes. The Company also records appropriate provisions for uncollectible accounts and credits for returns. In connection with its leaf segment the company sells very low-TSNA StarCured™ tobacco at a price that is lower than its purchase price. The Company is the primary obligor to the farmers from whom the tobacco is purchased and has general inventory risk. Due to these factors, and others, the Company records tobacco leaf sales at gross amounts. Royalty revenues are recognized when earned.

MSA Escrow Fund

Cash deposits restricted pursuant to the MSA are reflected as a non-current asset in the Company’s consolidated financial statements. Amounts deposited into MSA escrow accounts are required to be held in escrow for 25 years, during which time the Company is not entitled to access these funds. All interest earned on this account is unrestricted and reflected in current earnings. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis.

Results of Operations—Fiscal 2002 Compared to Fiscal 2001

Net Sales.  During 2002, the Company’s net sales decreased to $158.2 million, reflecting a decrease of $16.6 million, or 9.5% from 2001 net sales. Net sales in 2002 included $36.1 million in very low-TSNA StarCured™ tobacco sold to B&W, delivered in the third and fourth quarters of 2002, which compares to a total of $34.4 million in third and fourth quarter sales in 2001. Additionally, the Company received $1.5 million of non-cash royalty payments during the third and fourth quarters of 2002 from B&W for purchases of low-TSNA tobacco that was not StarCured™ tobacco. This royalty was applied to reduce long-term loans that B&W has provided to the Company. Once the debt to B&W has been reduced to zero, the royalty payments will be made in cash. However, during 2003 and in the future, B&W will not be obligated under the April 25, 2001 Agreements to pay any further royalty for purchases of low-TSNA tobacco unless and until a royalty rate is established with one of the other three largest tobacco manufacturers.

Other than the very low-TSNA StarCured™ tobacco sales made to B&W and royalties paid by B&W for purchases of other low-TSNA tobacco, substantially all of the Company’s revenues in 2002 were derived from sales of ST’s four brands of “discount” cigarettes. ST’s shipment volume during 2002 decreased approximately 18% to 2.9 billion cigarettes from 2001’s shipment volume of 3.5 billion cigarettes, reflecting a continued focus by the Company to concentrate the field sales force and sales efforts in the four states not party to the MSA and to develop and launch a series of smokeless tobacco products, as well as increasing competition from foreign manufacturers, as discussed in greater detail in “Competition” under Item 1. Increases in product pricing helped to partially offset reductions in net sales created by the lower sales volume.

The Company expects net sales to decrease substantially if the sale of the cigarette business is completed.

Gross Margin.  During 2002, overall gross margin decreased to $26.7 million compared to $36.4 million in 2001. Decreased sales volume and higher manufacturing costs were partially offset by higher pricing associated with sales of the Company’s four brands of discount cigarettes. As a percentage of sales, the Company’s gross margins from overall operations decreased from 20.8% in 2001 to 16.9% in 2002.

Declining margins, including as a percentage of sales, primarily reflect decreased margins for the sale of discount cigarettes. Federal Excise Tax increased to $3.90 per carton during 2002 versus $3.40 per carton during 2001, although, due to higher prices, the excise taxes paid as a percentage of cigarette net sales decreased from 42.2% in 2001 to 34.4% in 2002. In addition, the Company experienced higher manufacturing costs in its manufacturing contract with B&W. The cost of B&W manufactured cigarettes increased from $2.45 per carton during 2001 to $2.56 in 2002. The Company and B&W terminated this manufacturing contract as of December 31, 2002. Since January 1, 2003, the Company has been manufacturing all of its cigarettes in its Petersburg facility. The Company’s cost per carton for manufacturing cigarettes is anticipated to be at least 10% lower than the per carton cost charged for cigarettes manufactured by B&W.

The margins on the sales of StarCured™ tobacco leaf to B&W declined to a loss of $1.3 million in 2002 from a loss of $1.1 million in 2001. Losses are attributable principally to barn depreciation. Under the April 25, 2001 Agreements with B&W, the Company is to earn revenue from royalty payments on products produced using StarCured™ tobacco and royalty payments on the purchase of StarCured™ tobacco and other low-TSNA tobacco rather than sales of tobacco to B&W. Also, the Company in 2001 and 2002 paid the farmers participating in its StarCured™ program a 10 cent per pound premium for producing StarCured™ tobacco. The Company will continue to pay a 10 cent per pound premium to its farmers during 2003. Agreements with B&W also include anticipated royalty payments on such products as Advance®, ARIVA™ or a form of ARIVA™ to be sold by B&W’s sales force, and royalties on purchases by B&W of other low-TSNA tobacco and StarCured™ tobacco, once Star’s patent position is confirmed. All royalties are to be paid as a credit toward reducing the amount of outstanding debt arising from B&W’s loans to the Company until the debt is extinguished, at which time the royalties will be paid in cash. During 2002, B&W paid a total of $1.5 million (in the form of debt reduction) for royalties for low-TSNA tobacco other than StarCured™ tobacco and a minimal amount of royalties in connection with its test market of Advance®. However, during 2003 and in the future, B&W will not be obligated under the April 25, 2001 Agreements to pay any further royalty for purchases of low-TSNA tobacco unless and until a royalty rate is established with one of the other three largest tobacco manufacturers.

Depreciation costs were $3.1 million in 2002 compared to $2.9 million in 2001, primarily related to the Company’s tobacco curing barns. This depreciation cost is a cost of sales of the StarCured™ tobacco.

Upon completion of the sale of the cigarette business, management anticipates that gross margins on the remaining business will be negative for the near future, as the Company seeks to replace the revenue from the sales of cigarettes. Sales of the Company’s smokeless products during 2001 and 2002 were de minimis compared to its cigarette business. At the present time, these smokeless products will not support themselves on a stand-alone basis and the Company anticipates that there will be a significant period of time before the smokeless products are potentially able to generate significant revenue and cash flow, and there can be no assurance that the smokeless products will be able to support the Company’s operations on a stand-alone basis.

Marketing and Distribution Expenses.  Marketing and distribution expenses totaled $14.5 million in 2002 compared to $11.7 million for 2001, an increase of $2.8 million, primarily due to the launching of ARIVA™ in early 2002 on a national basis. Increased marketing and distribution costs for 2002 compared to 2001 were incurred due to the distribution and sales of ARIVA™ by the retail sales force, as well as by an extensive sampling program for ARIVA™ which cost approximately $2 million. Further, in connection with the expansion of ST’s discount cigarette market for sales in Florida, Minnesota, Mississippi, and Texas, the Company engaged in marketing and incentive programs at the wholesaler/distributor level to achieve increased market penetration in these non-MSA states. Upon the sale of the Company’s discount cigarette business, the Company’s overall marketing and distribution costs will decrease, However, in order to successfully market our smokeless tobacco products, the Company will be required to continue to spend significant amounts for marketing and distribution.

General and Administrative Expenses. General and administrative expenses for 2002 totaled $16.1 million, unchanged from 2001. A significant portion of the general and administrative expense was attributable to legal and consulting costs associated with the Company’s fulfillment of its compliance obligations as a publicly-held company, pursuit of its legal and public health strategies in the legislative, regulatory and executive agency arenas (including its challenge to the MSA), the sale of the cigarette business to NATC, litigation expenses associated with the patent infringement suit against R.J. Reynolds, and scientific and legal expenses connected with ARIVA™. The Company expects to continue to incur significant general and administrative expenses, particularly in connection with the patent infringement suit against R.J. Reynolds.

Research and Development Expenses. Research and development expenses were $1.0 million in 2002 versus $4.1 million in 2001. The high costs during 2001 were specifically related to the continued development of the Company’s TSNA-reduction technology, as well as to the development of the three smokeless products introduced into the market in late 2001 (i.e. Stonewall™ moist and dry snuffs and ARIVA™). These expenses consisted primarily of costs incurred by the Company for consulting services, salaries, professional fees and expenses in connection with the Company’s continuing research and development programs. During 2002, research and development costs related principally to scientific studies related to low-TSNA products and the Company’s continued development of a spit-free™ Stonewall™ hard snuff tobacco product for smokeless tobacco users. The Company expects research and development expenses to continue at approximately their current level given the fact that the Company has introduced three very low-TSNA smokeless products since 2001 and is completing development of a hard snuff low-TSNA smokeless product that will be test marketed this year.

Income Tax Benefit. Income tax benefit was $1.6 million in 2002 versus $2.0 million expense in 2001, which reflects the negative pre-tax income during 2002.

Interest Expense. The Company had a net interest expense of $1.3 million during 2002 compared to interest income of $0.5 million during 2001. This was the result of higher line of credit borrowings, partially offset by interest income generated by the Company’s deposit into the MSA escrow fund, albeit at lower interest rates due to the lower market rates available during 2002 compared to 2001.

Net Loss. A net loss of $4.4 million for 2002 compares with net income of $3.0 million for 2001, a decrease of $7.4 million. The net loss in 2002 was primarily due to a decrease in the volume of cigarette sales, higher excise taxes and cost of manufacturing cigarettes, and higher marketing and distribution expenses, partially offset by higher pricing of the Company’s discount cigarettes. In 2002 and 2001, the Company had basic and diluted (loss) earnings per share of $(0.07) and $0.05, respectively. In 2002, basic and diluted weighted average shares outstanding were 59,729,315 and 60,129,117, respectively, versus 59,741,460 and 60,392,426, respectively, for 2001.

Results of Operations—Fiscal 2001 Compared to Fiscal 2000

Net Sales. During 2001, the Company’s net sales decreased to $174.8 million, reflecting a decrease of $48.3 million, or 22% from 2000 net sales due to increased competition in the discount cigarette segment and the focus of sales in the four non-MSA states. Net sales in 2001 included $34.4 million in very low-TSNA StarCured™ tobacco sold to B&W, delivered in the third and fourth quarters of 2001, which compares to a total of $46.2 million in third and fourth quarter sales in 2000. Additionally, the Company received $1.5 million of non-cash royalty payments during the third and fourth quarters of 2001 from B&W for purchases of low-TSNA tobacco that was not StarCured™ tobacco. This royalty was applied to reduce long-term loans that B&W has provided to the Company.

Other than the very low-TSNA StarCured™ tobacco sales made to B&W and royalties paid by B&W for purchases of other low-TSNA tobacco, substantially all of the Company’s revenues in 2001 were derived from sales of ST’s four brands of discount cigarettes. ST’s shipment volume during 2001 decreased approximately 31% to 3.5 billion units from 2000’s shipment volume of 5.0 billion units, reflecting a continued focus by the Company to concentrate the field sales force and sales efforts in four states and to develop and launch a series of smokeless tobacco products. Increases in product pricing helped to offset reductions in net sales created by the lower sales volume.

Gross Margins. During 2001, overall gross margin decreased to $36.4 million compared to $45.5 million in 2000. Higher pricing associated with sales of the Company’s four brands of discount cigarettes was more than offset by decreased sales volume and increased costs due to the inclusion of 24% very low-TSNA StarCured™ tobacco in the discount brands and beginning in January 2001, an increased amount of activated charcoal in its carbon/acetate filters to 30 milligrams. As a percentage of sales, the Company’s gross margins from overall operations increased from 20.4% in 2000 to 20.8% in 2001. However, while the gross margin percentage increased slightly, the overall gross margin decreased substantially primarily due to lower cigarette sales volume. ST’s four discount cigarette brands experienced a decrease in excise taxes paid as a percentage of cigarette net sales from 47.3% in 2000 to 42.2% in 2001.

The margins on the sales of StarCured™ tobacco leaf to B&W decreased substantially from $4.1 million in 2000 to a loss of $1.1 million in 2001. This decrease was attributable to a change in focus in the April 25, 2001 Agreements with B&W, from income generated on the sale of tobacco to B&W, to an income stream from royalty payments on products produced using StarCured™ tobacco and royalty payments on the purchase of StarCured™ tobacco and other low-TSNA tobacco. Also, the loss was attributable in part to the fact that the Company has continued to pay the farmers participating in its StarCured™ program a 10 cent per pound premium for producing StarCured™ tobacco, consistent with its prior commitment to the farming community. All royalties are to be paid as a credit toward reducing the amount of outstanding debt arising from B&W’s loans to the Company until the debt is extinguished, at which time the royalties will be paid in cash. During 2001, B&W paid a total of $1.5 million (in the form of debt reduction) for royalties for low-TSNA tobacco other than StarCured™ tobacco and a minimal amount of royalties in connection with its test market of Advance®.

Depreciation costs were $2.9 million in 2001 compared to $2.2 million in 2000, primarily related to the Company’s tobacco curing barns. This depreciation cost is a cost of sales of the StarCured™ tobacco.

Marketing and Distribution Expenses. Marketing and distribution expenses totaled $11.7 million in 2001 compared to $13.0 million for 2000, a decrease of $1.3 million, which is in line with the decreased sales volume and, in part, reflects salary and incentive compensation payments to sales personnel. Offsetting this decline were costs incurred for marketing and incentive programs at the wholesale/distributor level to achieve increased market penetration in the four non-MSA states: Florida, Minnesota, Mississippi, and Texas.

General and Administrative Expenses. General and administrative expenses for 2001 totaled $16.1 million compared to $13.2 million for 2000, an increase of $2.9 million primarily attributable to additions to the Company’s management team and legal and consulting costs associated with the Company’s fulfillment of its compliance obligations as a publicly held company, pursuit of its legal and public health strategies in the legislative, regulatory and executive agency arenas (including its challenge to the MSA), its technical recruitment efforts, litigation expenses associated with the patent infringement suit against R.J. Reynolds, and increased scientific consulting connected with its new product initiatives.

Research and Development Expenses. Research and development expenses were $4.1 million in 2001 versus $1.7 million in 2000 and were specifically related to the continued development of the Company’s low-TSNA reduction technology as well as the development of the three smokeless products introduced into the market during 2001, i.e. Stonewall™ moist and dry snuffs and ARIVA™. These expenses consisted primarily of costs incurred by the Company for consulting services, salaries, professional fees and expenses in connection with the Company’s continuing research and development programs.

Income Tax Expense. Income tax expense was $2.0 million in 2001 versus $7.0 million in 2000, which reflects the lower pre-tax income during 2001. The Company paid a tax rate of 39.6% during 2001, versus 41.1% during 2000.

Net Interest Income. Higher net interest income in 2001 of $0.5 million, compared to a loss of $0.6 million during 2000, was the result of decreased interest expense from the credit facility with B&W, and interest income generated by the Company’s deposits in the MSA escrow fund.

Net Income. Net income of $3.0 million for 2001 compares with $10.0 million for 2000, a decrease of $7.0 million, resulting primarily from decreased sales volume, increased costs of goods, increased general and administrative expenses and increased research and development expenses. In 2001 and 2000, the Company had basic and diluted earnings per share of $0.05 and $0.17, respectively. In 2001, basic and diluted weighted average shares outstanding were 59,741,460 and 60,392,426, respectively, versus 59,008,127 and 60,645,061, respectively, for 2000.

Liquidity and Capital Resources

Overview. The Company currently is experiencing negative cash flow and has limited sources of external funding. As a result of the significant escrow obligations arising under the MSA, the Company has already deposited into escrow $33.5 million for sales of cigarettes in MSA states during the period 1999-2001. These payments have totaled more than the Company’s net income over the corresponding time period. Thus, the Company has been required to meet its liquidity needs through means other than relying upon generating operating income. These other external sources of liquidity have included financing activities and income tax refunds related to its MSA escrow deposits. In 2002, the Company used $2.3 million in operating activities, $0.9 million in investing activities, and generated $5.2 million in financing activities. The Company currently is not generating sufficient cash from operations to fund its anticipated cash requirements for its MSA escrow obligations as well as its debt and leasing obligations, and expects to continue to experience negative cash flow from operations for the near and intermediate future.

Under the proposed comprehensive settlement agreement currently being negotiated with NAAG, the Company would be required to deposit on April 15, 2003 approximately $4.0 to $5.0 million for sales made during calendar year 2002 and a net obligation of between $3.5 to $4.0 million, after calculating maximum payment requirements for sales in certain MSA states under the state qualifying statutes. Presently, the Company anticipates that if a settlement with the NAAG is not completed by April, 15 2003, it may be required to deposit into escrow the amount of its anticipated escrow obligation under the proposed comprehensive settlement agreement.

Although the Company does not currently have sufficient funds to deposit an additional $4.0 to $5.0 million into its MSA escrow accounts, the Company’s founder, CEO and largest stockholder, Jonnie R. Williams, has assured the Company that he personally will advance funds to the Company in the form of a bridge loan on or before April 15, 2003, should such funds be needed.

The Company’s liquidity needs for the next 12 months depend upon a number of factors. Increased competition in the discount cigarette business, the fact that the closing of the NATC transaction is subject to conditions to closing including NATC’s fundraising efforts, the complexity of the issues relating to the negotiations with the NAAG, the Company’s obligations to make MSA escrow deposits, and the uncertainty regarding consumer acceptance of ARIVA™, make it difficult for the Company to predict with clarity its precise liquidity needs over specific time frames. (See, also, other factors described under “Factors That May Affect Future Results” under Item 1.)

The Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation matters. The Company anticipates increases in its general and administrative costs in the coming months in connection with the patent infringement lawsuits and other legal matters. Further, the Company anticipates that there will be a significant period of time before its smokeless tobacco products are potentially able to generate significant revenues or cash flow. In order to continue to market ARIVA™ and develop the Company’s other smokeless tobacco products, substantial additional capital will be needed for sales, marketing and promotion. While the Company anticipates obtaining the cash necessary to make its MSA escrow deposits required on April 15, 2003, as described above, the Company could be required to make additional significant deposits in the event that there is no successful settlement with the NAAG regarding obligations under the MSA.

Given the current cash shortfalls, the Company will need to generate or raise from outside sources a substantial amount of additional cash to meet its obligations and to support its ongoing operations and activities. Failure to raise additional capital would have a substantial adverse effect on the Company’s financial condition, results of operations and prospects. However, based on management’s expectation that it will secure funds from the Company’s CEO, if necessary, and complete a settlement with the NAAG, management believes they will have sufficient funds to operate through January 2004.

        As of the date of this report, the Company anticipates that a significant source of liquidity will be proceeds from the sale of its cigarette business. While the closing of this transaction is subject to a number of conditions, including NATC obtaining all financing necessary for it to purchase the cigarette business, and there can be no assurances that the transaction will be completed, the Company believes the proceeds from the sale of the cigarette business will provide the Company with sufficient liquidity over the near and intermediate term. As described below, the Company has recently engaged in price increases and cost-saving measures intended to improve cash flow. In addition, the Company anticipates completing a financing transaction described below, which would provide approximately $1.2 million in the second or third quarter. However, if the Company does not complete the sale of the cigarette business, it will have to seek to reduce overhead through salary reductions, personnel reductions, salary deferrals, as well as deferring or curtailing ARIVA™ marketing costs or finding alternative sources of funding to fund its working capital requirements. The Company has already entered into loans and/or lease arrangements collateralized by substantially all of the Company’s assets As a result, the ability of the Company to generate additional funds through additional loans or leases collateralized by its assets is limited. (See “Factors that May Affect Future Results—We May Not Be Able to Complete the Sale of the Cigarette Business” for more information regarding the possibility that this transaction may not be completed.)

As of December 31, 2002, the Company held approximately $14,000 in cash and cash equivalents, and $9.6 million in accounts receivable, compared to approximately $3.1 million in cash and cash equivalents, and $3.2 million in accounts receivable, as of December 31, 2001. As of December 31, 2002, the Company had access to approximately $3.3 million (after adjusting for accounts receivable restrictions) under its working capital line of credit.

Net Cash Provided By (Used In) Operating Activities. In 2002, $2.3 million of cash was used in operating activities compared to $0.4 million of cash provided in 2001. The decrease in cash provided by operating activities was primarily due to the Company’s $9.7 million decrease in gross margin, a $6.5 million increase in accounts receivable, and a $2.8 million increase in marketing and distribution expenses related to the introduction of ARIVA™ on a national basis during 2002. During the fourth quarter, the Company received $8.4 million of refunds from taxes. In addition, during 2003, the Company anticipates receiving an additional $4.2 million of tax refunds.

The increase in accounts receivable resulted primarily from two factors. First, an increase in federal excise tax occurred on January 1, 2002, and wholesalers attempted to minimize the amount of inventory on hand as of that date to avoid paying a “floor tax” of 50 cents per carton, because the federal excise tax increased from $3.40 per carton to $3.90 per carton on that day. Thus, receivables were uncharacteristically low as of December 31, 2001, and had increased to more normal end of year levels during 2002. Second, receivables have increased as a result of longer duration payment terms granted to smokeless tobacco distributors which have averaged slightly over 90 days.

Net Cash Provided By (Used In) Financing Activities. In 2002, $5.2 million of cash was provided by financing activities versus $5.8 million of cash in 2001, generated by proceeds from notes payable.

Net Cash Provided By (Used In) Investment Activities. Cash used in investment activities decreased to $0.9 million in 2002 from $3.0 million in 2001 due to lower levels of property and equipment acquisitions and a non-recurring officer advance in 2001.

During 2002, the Company incurred a net $(0.3) million in capital expenditures, compared to a net $(1.1) million in 2001. Approximately $0.2 million of capital expenditures during 2002 were focused on leasehold improvements at the newly leased Chase City, Virginia, manufacturing plant for ARIVA™, but were offset by the sale/leaseback and debt arrangements for certain of the Company’s tobacco curing barns, amounting to approximately $4.6 million during 2002. The external financing provided sufficient funds to pay for capital expenditures and contributed capital to the Company for general corporate purposes.

Potential New Financing Sources. The Company has deposits of approximately $1.2 million in a restricted account collateralizing obligations under an operating lease for certain equipment. The Company intends to refinance or renegotiate on the same schedule this operating lease and convert it to a capital lease, which will result in the release of the cash from the restricted account. The Company anticipates completing this transaction in the second or third quarter of 2003. The Company has already entered into loans and/or lease agreements collateralized by substantially all of the Company’s assets. As a result, the ability of the Company to generate additional funds through additional loans or leases collateralized by its assets is limited.

B&W Agreements. As part of the April 25, 2001 Agreements, Star and B&W restructured approximately $29 million in debt (including approximately $16 million in short-term debt) into long-term, non-interest bearing debt. As of December 31, 2002, the amount owed by the Company under this facility was approximately $21.4 million. Under the April 25, 2001 Agreements, as amended, no payments on this debt are required until June 1, 2005 other than through offsetting of royalty payments owed to the Company by B&W, as described in greater detail above in “Results of Operations – Fiscal 2002 Compared to Fiscal 2001.” In addition, as described below, the Company has made, and has agreed to make in the future, payments to B&W to reduce this debt in return for B&W’s agreement to release its security interest in certain collateral. Beginning in June 2005, this debt is payable in 60 monthly installments with interest at prime plus 1%.

The debt is secured by tobacco leaf inventory, the tobacco curing barns, and a first priority security interest in the Company’s intellectual property. Star and ST have each guaranteed payment of the other’s obligations under the debt. The April 25, 2001 Agreements provide that, once the outstanding loan balance is reduced to $10 million, the collateral, except for the Star and ST guarantees, will be released by B&W. Upon the closing of the sale of the cigarette business to NATC, the Company will pay B&W, pursuant to a separate agreement, $7.5 million against this debt, approximately $1.4 million of other short term debt, accounts payable of approximately $3.3 million, and any other amounts due at the time of the closing. In return, B&W will release liens on property being sold to NATC and its lien on the Company’s other intellectual property.

In December 2001, the Company purchased approximately $5 million of StarCured™ tobacco from B&W for use in its cigarette and smokeless tobacco operations. The Company recognizes its obligation to pay for this tobacco by showing the remaining balance of the $3.5 million liability on its balance sheet, and a corresponding tobacco inventory asset as the inventory has not yet been fully utilized in cigarette and smokeless tobacco production.

Under the April 25, 2001 Agreements, B&W will purchase at least 15 million pounds of very low-TSNA StarCured™ tobacco during the 2003 growing season, with the right to continue to purchase additional StarCured™ tobacco thereafter. B&W will purchase additional very low-TSNA StarCured™ tobacco from Star, which Star will have the right, but not the obligation, to repurchase under existing terms for its own needs at a price that will compensate B&W for its costs. For next year, farmers who grow and process StarCured™ tobacco will receive a $0.10 per pound premium over the B&W contract pricing schedule for flue-cured tobacco. As a result of agreeing to pay a premium to the StarCured™ farmers, Star anticipates negative profit margins for its leaf tobacco sales to B&W during the 2003 growing season similar to the margins experienced during the 2002 growing season, resulting in cash outlays of approximately $1.4 million.

Under the April 25, 2001 Agreements with B&W, the Company is to earn revenue from royalty payments on products produced using StarCured™ tobacco and royalty payments on the purchase of StarCured™ tobacco and other low-TSNA tobacco rather than sales of tobacco to B&W. These agreements include anticipated royalty payments on such products as Advance®, ARIVA™ or a form of ARIVA™ to be sold by B&W’s sales force, and royalties on purchases by B&W of other low-TSNA tobacco and StarCured™ tobacco, once Star’s patent position is confirmed. All royalties are to be paid as a credit toward reducing the amount of outstanding debt arising from B&W’s loans to the Company until the debt is extinguished, at which time the royalties will be paid in cash. During 2002, B&W paid a total of $1.5 million (in the form of debt reduction) for royalties for low-TSNA tobacco other than StarCured™ tobacco and a minimal amount of royalties in connection with its test market of Advance®. However, during 2003 and in the future, B&W will not be obligated under the April 25, 2001 Agreements to pay any further royalty for purchases of low-TSNA tobacco unless and until a royalty rate is established with one of the other three largest tobacco manufacturers. While the Company is vigorously pursuing enforcement of its patents, including through the litigation against R.J. Reynolds discussed in “Legal Proceedings” under Item 3, establishing a royalty rate will require considerable effort and funding and we cannot be certain that we will be able to establish such a royalty rate in the near future or at all.

If B&W requires additional StarCured™ tobacco that Star cannot supply due to capacity constraints, B&W may purchase StarCured™ tobacco curing barns for its own use and, in that event, B&W will pay Star a royalty of $0.15 per pound for the StarCured™ tobacco that is not otherwise subject to a royalty or used in products for which B&W pays Star a product royalty. If such tobacco is subject to a royalty or used in products for which a product royalty is paid, then B&W will pay to Star the higher of $0.15 per pound or the existing royalty for the StarCured™ tobacco.

At the end of the 2003 growing season, Star and B&W have agreed to negotiate in good faith for the purchase of StarCured™ tobacco by B&W in later years. If B&W does not purchase at least 15 million pounds of StarCured™ tobacco in the later years, then for each pound purchased below 15 million pounds Star will receive an $0.80 per pound reduction of its outstanding debt obligations, up to a total reduction of $12 million on a cumulative basis.

Additionally, under the April 25, 2001 Agreements, B&W has the exclusive right, subject only to Star’s own rights to distribute its own cigalett™ product, to purchase and sell a new, smokeless hard snuff tobacco (cigalett™) product. If B&W determines the market test of the cigalett™ product is successful, B&W will forgive one-half of the debt outstanding from Star under the restructured loan agreement. After the completion of the test marketing program, if B&W sells the cigalett™ product in retail locations in at least 15 states, then B&W will forgive all of the debt obligations of Star. Currently, B&W has until June 30, 2003 to begin a test market and could extend the starting date for a test market for two additional 90-day periods.

Sale/Leaseback Transactions. Beginning in August 2001, Star entered into a series of sale/leaseback transactions involving the sale of approximately 400 barns for approximately $10.8 million in net proceeds through December 2001. During 2002, Star entered into additional sale/leaseback transactions involving the sale of approximately 190 barns for approximately $4.6 million in net proceeds through December 2002. In order to obtain from B&W the release of its collateral interest in these barns, the Company agreed to pay to B&W, as a reduction of longer-term debt, 4/14ths of the proceeds raised in these sale/leaseback transactions.

Working Capital Line of Credit. As of December 31, 2002, the Company, through ST, had borrowings of $4.1 million under its $7.5 million working capital line of credit, at an interest rate of Prime plus 0.5%, which was an effective rate of approximately 5.25% per annum. This line of credit is collateralized by under-30 day accounts receivable from its cigarette business and the Company can borrow up to 80% of its receivables, subject to a minimum fixed charge cover ratio. As of December 31, 2002, there was approximately $3.3 million (after adjusting for accounts receivable restrictions) available under this line of credit. This line of credit matures in 2005.

Tax Refunds. During the fourth quarter of 2002, the Company received $8.4 million in federal and state income tax refunds. If the IRS determines that the Company’s treatment of the payments into escrow is not appropriate for tax purposes, then the Company, based upon advice it has received from tax counsel, expects to challenge that determination in United States Tax Court to seek a final determination with respect to this issue. Ultimately, if the Company does not prevail in its position, the funds would have to be returned.

Master Settlement Agreement. As of December 31, 2002, the Company, on behalf of ST, had deposited into escrow approximately $33.5 million to fund ST’s net escrow obligations under the MSA for sales in 1999, 2000 and 2001, including amounts for indirect sales, as described below. Based on the increased escrow amount per carton, and ST’s sales in MSA states in 2002 and 2003 (through the closing of the sale of the cigarette business to NATC), the Company will have to pay significant additional sums into these escrow accounts to meet MSA requirements. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. In addition to the escrow deposits associated with the Company’s direct sales, the Company has, under protest, been required to make additional escrow deposits related to sales of the Company’s cigarettes subsequently made by the Company’s direct customers into other states (“indirect sales”). To date, the Company has made approximately $4.5 million in escrow payments in connection with indirect sales that occurred in 1999, 2000 and 2001. The Company has received demands for additional escrow payments for indirect sales that occurred in 2001. However, the demands with regard to potential indirect sales have been suspended as a result of a standstill agreement and ongoing negotiations with the NAAG, as discussed below.

For the past three years, the amount of MSA escrow funds which the Company has been required to deposit has exceeded the Company’s net income and its cash generated by operations. Accordingly, the Company has been required to meet its MSA escrow deposit obligations from sources other than operating income. To the extent that the amounts the Company is required to deposit into the MSA escrow exceed available cash flow from operations and other sources of liquidity, the Company will be required to raise additional outside capital to make these payments.

In May 2002, the Company entered into negotiations with representatives of the NAAG regarding terms under which Star could become a Subsequent Participating Member of the MSA and resolve all currently contested issues relating to the MSA, including all issues relating to claims under State Qualifying Statutes and the Company’s constitutional challenge to the MSA. In connection with those discussions, a Standstill Agreement was negotiated that provides that during the standstill period, the Settling States that executed the Agreement would not initiate any enforcement action against the Company relating to claims for additional escrow funding and compliance with state Qualifying Statutes, and the Company would not initiate any new actions against the Settling States. The Standstill Agreement was executed by 29 of the 46 Settling States and Puerto Rico, and by its terms extended through July 23, 2002. Although the Standstill Agreement has not been formally extended, the parties have continued negotiations and neither the Settling States that signed the Standstill Agreement nor the remaining Settling States have initiated any enforcement action against the Company.

Should Star reach a settlement agreement with the NAAG, it is anticipated that a settlement would result in a resolution of all outstanding issues with the Settling States. Under the settlement as presently proposed, it is anticipated that the Company would have April 15, 2003 initial escrow obligations of approximately $4.0 to $5.0 million for sales made during calendar year 2002 and a net obligation of between $3.5 and $4.0 million, after calculating maximum payment requirements for sales in certain MSA states under the state qualifying statutes. Also, such a comprehensive settlement would result in Star contributing approximately $10 million of its previously escrowed funds toward the settlement. Any such contributions would be charged as an expense to the income statement in the period when paid, and would result in a significant decrease in book value of the Company. Presently, the Company anticipates that if a settlement with the NAAG is not completed by April 15, 2003, it may be required to deposit into escrow the amount of its anticipated escrow obligation under the settlement agreement. As discussed above, the Company expects that the funds for such payments would be secured through a loan from the Company’s CEO, Jonnie R. Williams.

If a comprehensive settlement agreement is not reached with the NAAG, then it is anticipated that the demands for additional escrow could be significantly higher, both for the 1999-2001 period, as well as for 2002 sales. Given the status of its negotiations with the NAAG, which have been pending for almost one year, the Company believes that this possibility is remote. The Company is not presently able to estimate the total amount of this obligation, which would depend on a number of factors including a determination of the amount of indirect sales in particular states, and a determination of whether the Company is obligated to escrow funds for all products it manufactured and sold, including products manufactured by B&W under its recently terminated contract manufacturing agreement with the Company, or only products the Company manufactured at its Petersburg, Virginia, facility. The amount of any such additional obligation would be material and would require the Company, among other things, to raise additional funds to meet these obligations or to use significant portions of the proceeds from the anticipated closing of the NATC transaction to meet such obligations.

Litigation Costs. The Company has entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on behalf of the Company. These costs are the ultimate responsibility of the Company and will be due at or before the conclusion of the litigation. It is estimated that at the time these litigation and related matters are concluded, which likely will not be before late 2003, the Company’s portion of these costs will be in excess of one million dollars; however, given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. The Company has paid or accrued all existing obligations. Also, as part of its fee arrangements in certain of these matters, the Company has agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments the Company actually receives in the event that the litigation is resolved in favor of the Company in return for a cap on fee payments during the litigation.

Changes in Operations. During the third and fourth quarters of 2002 and the first quarter of 2003, management addressed cash flow shortfalls by taking a number of steps. First, management implemented cost-cutting measures designed to reduce cost of goods sold and overhead. For example, during the first half of the third quarter of 2002, sales territories were reevaluated and restructured. This resulted in a reduction of the Company’s sales force from approximately 117 sales persons who had been employed during the second quarter of 2002 to approximately 90 sales persons. Further, the Company changed the filter and used other low-TSNA tobacco in its discount cigarettes to cut costs and ensure that such discount cigarettes are competitive in an expanding fourth tier of the marketplace. Specifically, in light of the fact that the added benefit of such filters had been questioned by certain members of the public health advocacy community, in late 2002, the Company replaced its carbon/acetate filters with more conventional acetate filters that are standard in the industry. In February 2003, the Company began using other low-TSNA tobacco in its discount cigarette brands in place of the more expensive 24% StarCured™ tobacco. These changes helped reduce the cost of a carton of cigarettes by approximately $0.30 per carton. The Company anticipates that these changes will not have any material adverse impact on the sales of discount cigarettes by Star Tobacco. Second, during the third quarter, the Company increased margins for its discount cigarettes by raising prices approximately $1.00 per carton. Lastly, the Company reduced the size of its workforce by approximately 10 positions in total at its Chester, Virginia; Chase City, Virginia; and Bethesda, Maryland locations in late 2002 and early 2003. However, despite these efforts, the Company expects to continue to experience negative cash flow for the near and intermediate future.

Development Grants. On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would be receiving a grant of $300,000 to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. Furthermore, the Company is eligible for a further grant of $500,000, but does not anticipate receiving any cash from this grant until five years after the award date, at which time the Company believes it shall receive approximately $100,000 a year for five years. The Company has reason to believe that it will receive other substantial incentives, including tax rebates, employee training and property tax refunds, in connection with the expansion of its ARIVA™ manufacturing facilities in Chase City, Virginia.

During 2000 and 2001, the Company expended significant amounts of research and development and capital resources in developing and bringing to test market its low-TSNA smokeless products based on both the recommendations of its Scientific Advisory Board and on the fact that smoked tobacco contains over 4,000 constituents, 43 of which are carcinogenic. The national product launch of its compressed powdered ARIVA™ cigalett™ pieces was undertaken during 2002. Sales of the Company’s smokeless products during 2001 and 2002 were de minimis compared to its cigarette business. At the present time, these smokeless products will not support themselves on a stand-alone basis and the Company anticipates that there will be a significant period of time before the smokeless products are potentially able to generate significant revenue and cash flow, and there can be no assurance that the smokeless products will be able to support the Company’s operations on a stand-alone basis.

Contractual Obligations

At December 31, 2002, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, were as follows (in thousands):

	Amount of Commitment ($) Expired By Year Ended December 31,
	Long-Term Debt(a)	Capital Leases	Operating Leases	Annual Total
2003	2,151,221	5,010,488	1,815,066	8,976,775
2004	1,291,371	4,506,161	1,689,812	7,487,344
2005	6,242,830	1,236,978	1,696,100	9,175,908
2006	4,276,521	126,069	967,674	5,370,264
2007	4,276,521	—	161,472	4,437,993
Thereafter	9,584,544	—	1,271,355	10,855,899

TOTAL	27,823,008	10,879,696	7,601,479	46,304,183

Less Amount Representing Interest		1,008,649
Present Value of Minimum lease payments		9,751,639

(a)	See Notes 5 and 6 in the accompanying financial statements for additional information regarding our debt and commitments. Additionally, see “Employment Agreements” for a description of Paul Perito’s employment agreement regarding a contingent obligation for a severance obligation of $2.5 million, which Mr. Perito has waived with respect to the sale of the cigarette business to NATC.

Effect of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of the other intangible assets within the first interim quarter after adoption of SFAS No. 142. The adoption of SFAS No. 142 did not have a material impact on our financial position or cash flows.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002; we have adopted SFAS No. 143 effective January 1, 2003. We do not expect that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 applies to all long-lived assets, including discontinued operations and consequently amends APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Based on SFAS No. 121, SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and we have adopted SFAS No. 144 effective January 1, 2002. We have adopted SFAS No. 144 with no material impact on our results of operations, financial position or cash flows.

During December 2002, the Financial Accounting Standards Board (FASB) issued Statement 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB Statement 123 Accounting for Stock-Based Compensation (Statement 123). Statement 148 also amends and augments the disclosure provisions of Statement 123 and Accounting Principles Board Opinion 28 Interim Financial Reporting to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transitions standards and disclosure requirements of Statement 148 are effective for fiscal years and interim periods ending after December 15, 2002.

The Company has already adopted the accounting provisions of Statement 123, and therefore, the adoption of this standard has no impact on the Company’s financial statements.

During November 2002, the FASB issued Interpretation 45. Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under FASB Statement 5 Accounting for Contingencies. In addition Interpretation 45, requires significant new disclosures for all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002. The Company currently has no guarantees, either direct or indirect, and therefore adoption of this standard has no impact on the Company.

During April 2002, the FASB issued Statement 145. Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of Statement No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in Accounting Principles Board Opinion No. 30 Reporting the Results of Operations. In the absence of Statement No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. Statement 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. Adoption of this standard is not anticipated to have a significant effect on the Company’s results of operations in the future.

During July 2002, the FASB issued Statement 146. Statement 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 requires the recognition of a liability for costs associated with exit or disposal activities when the liability is actually incurred. Under EITF 94-3, such costs were generally recognized in the period in which an entity committed to and exit plan or plan of disposal. While both standards covered costs associated with one-time termination benefits (e.g. severance pay or stay-bonus arrangements), Statement 146 provides standards that provide for the timing of recognition of these types of benefits. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002.

Management’s plans with regard to the anticipated sale of assets to National are disclosed in Item 1, “Business—General”. This sale of assets would require the application of FAS 146. In connection with the adoption of this standard, any liabilities incurred in connection with the disposition of the cigarette division will be recognized when incurred. FAS 146 has no impact on the financials as presented herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

While a majority of the Company’s debt facilities and leases are at fixed interest rates, some borrowings, including the Company’s line of credit and some of the Company’s leases are at variable rates and, as a result, the Company is subject to interest rate exposure. In addition, the Company’s investments in the MSA-related escrow accounts are short-term, very high-quality investments. Consequently, the income generated by these investments is subject to fluctuation with changes in interest rates.

The Company receives, for its own account, the current interest on the amounts in escrow, but this interest income is not sufficient to offset the Company’s cost of capital.

Item 8. Consolidated Financial Statements and Supplementary Data

        The Company’s consolidated financial balance sheets as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002, together with related report of the Company’s outside auditor, are contained on pages F-1 through F-48 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors serve for a one-year term and until the election and qualification of their successors, or their earlier resignation or removal. The following is the current listing of the Board of Directors, as of March 30, 2003:

John R. Bartels, Jr. Mr. Bartels, 68, has served as a director of the Company since January 2002. Mr. Bartels currently is of counsel at the law firm of Bartels & Feurelsen LLP where he was a senior partner from 1988 until 2002. From 1986 to 1992, Mr. Bartels served as a member of the Board of Directors, and general counsel, of Florida Digital Network, Inc. Mr. Bartels also has served as special labor counsel to several corporations and local businesses. Mr. Bartels received his B.A., Magna Cum Laude, from Harvard University in 1956, and an LL.B. in 1960. He attended the University of Munich in 1957 as a Fulbright Scholar where he was an Adenauer Scholar. His professional credits include: Adjunct Professor, Rutgers University School of Law 1969-1971; Instructor, Trial Advocacy, Pace Law School 1978-1986, Assistant U.S. Attorney, Southern District of New York, 1964-1968; Recipient, Outstanding Service Award, U.S. Department of Justice 1970; and Chief, Organized Strike-Force, U.S. Department of Justice, Newark, New Jersey. In 1972 and 1973, Mr. Bartels was counsel to Governor Nelson Rockefeller, where he served as Chief Investigator on the “Hoover Commission” to investigate and recommend improvements to New York City government. Additionally, from 1972 to 1973, Mr. Bartels was the Deputy Assistant Attorney General for the U.S. Department of Justice, Criminal Division. From 1973 to 1975, he was the first Administrator for the U.S. Drug Enforcement Administration, established by Congress in 1973, and in 1974 he was a Delegate from the U.S. Delegation to the U.N. Commission of Narcotic Drugs. Mr. Bartels’ professional memberships include The New York State and American Bar Associations, and he is a Fellow of the American College of Trial Lawyers. Mr. Bartels was a recipient of the Pace Law School Leadership Award in 1990 and received the Commissioner’s Award from the Royal Mounted Canadian Police in 1974.

Whitmore B. Kelley. Mr. Kelley, 58, has served as a director of the Company since April 2001. Mr. Kelley is the principal shareholder of Berkshire Holding Corporation, which he founded in 1967, and has served as Vice Chairman since 1990. Berkshire engineers and produces cleaning, contamination removal and contamination control products for critical environments, with subsidiary operations throughout Europe and Asia. Mr. Kelley founded Ridefilm Corporation in 1990, the first entertainment simulator film studio, which is now a wholly-owned subsidiary of Imax Corporation. From 1998-2000, Mr. Kelley was the Vice Chairman of the Gilder Group, a publishing, consulting and conference company. In 1999, Mr. Kelley founded Hon Tre Partners, a company that is engaged in the fine dining restaurant business, and serves as Chairman. He was a founder in 1999 and is currently Chairman Emeritus of The Special Opportunities Group, LLC, a venture capital company. Since 1992, Mr. Kelley has served on the Board of PJC Technologies, an advanced custom circuit board company.

Martin R. Leader. Mr. Leader, 62, has served as a director of the Company since June 2000. Mr. Leader is a retired partner of the law firm of Shaw Pittman in Washington, D.C. He is a director of the Sinclair Broadcast Group, Inc. (NASDAQ: SBGI) where he serves on the Audit, Compensation and Stock Option Committees and has served on the Board of Directors of various private companies. He is a member of the District of Columbia Bar and of the Federal Communications Bar Association. Mr. Leader attended the school of the Museum of Fine Arts, Boston and graduated from Tufts University and Vanderbilt University Law School.

Christopher G. Miller. Mr. Miller, 44, has served as a director of the Company since April 2000. He served as the Company’s Acting Chief Financial Officer from April 2000 until September 2000, and as Chief Financial Officer beginning in September 2000. He is a founder and serves as Chief Executive Officer of The Special Opportunities Group, LLC. Prior to his service at The Special Opportunities Group, Mr. Miller served as Chief Financial Officer of The Gilder Group from 1998 to 1999, Founder and Chief Executive Officer of American Healthcare, Ltd. from 1994 to 1998, Founder and Chief Executive Officer of International Medical Care, Ltd. from 1992 to 1993, and Chief Financial Officer and Executive Vice President of Hospital Corporation International from 1991 to 1992. Upon his graduation from Harvard Business School, Mr. Miller was employed by Bear Stearns Companies Inc. in New York as an Associate in Investment Banking. Mr. Miller serves on the Board of Directors of XiTec Holdings, SignalQuest and Zhou Li’s Marco Polo Collections. Mr. Miller graduated from the U.S. Military Academy at West Point in 1980 with a B.S. in Engineering and received an MBA from Harvard Business School in 1987.

Paul L. Perito. Mr. Perito, 66, is the Company’s Chairman, President and Chief Operating Officer. He has served as Chairman of the Company since August 2000, as a director of the Company since December 1999 and as the Company’s President and Chief Operating Officer since November 1999. Mr. Perito served as the Company’s Executive Vice President, General Counsel and Chief Ethics Officer from June 1999 through November 1999. Previously, Mr. Perito was a senior partner in the law firm of Paul, Hastings, Janofsky & Walker LLP (“PHJ&W”) from July 1991 until June 1999 when he became a senior counsel to the firm at the time he joined the Company. Mr. Perito resigned his position as senior counsel to PHJ&W as of March 31, 2001 after serving as National Co-Chair of the White Collar Corporate Defense Practice Group at PHJ&W since 1991, and Chair of the Litigation Department in that firm’s Washington, D.C. office since 1995. Prior to his re-entry into private practice, he served as Chief Counsel and Deputy Director of the White House Special Action Office on Drug Abuse Prevention (“Drug Czar’s Office”) from 1971 to 1973. Mr. Perito was confirmed by the Senate for that position in March 1972. From 1970 to 1971, Mr. Perito served as Chief Counsel and Staff Director to the U.S. House of Representatives Select Committee on Crime. Immediately prior to serving the Congress, Mr. Perito was an Assistant United States Attorney in the Southern District of New York, U.S. Department of Justice from 1966 to 1970. Mr. Perito graduated from Tufts University, Magna Cum Laude and Phi Beta Kappa and from the Harvard Law School. Mr. Perito was a Rotary International Scholar at the Victoria University of Manchester in Manchester, England and in Lund University, Lund, Sweden in P.P.E. in 1960-61 before entering Harvard Law School. Mr. Perito graduated from Harvard Law School (LLB/JD), as an Edward John Noble Scholar, in 1964 and was thereafter admitted to the Bar of the Commonwealth of Massachusetts. He is also a member of the District of Columbia Bar and is admitted to practice in numerous federal District Courts, Courts of Appeal and the United States Supreme Court. Mr. Perito is the President of the Harvard Law School Association of Greater Washington and a member of the Executive Committee of the Harvard Law School Association, as well as Secretary to the Harvard Law School Association.

Leo S. Tonkin. Mr. Tonkin, 65, has served as a director of the Company since October 1998. He established the Washington Workshops Foundation in 1967, and has served as Founding Director since that time. Since 1999 he also has served as President and Director of Travel Seminars, Inc. He served as a member of the White House Conference on Youth in 1971, Special Assistant to the Chairman of the U.S. House of Representatives Select Committee on Crime, Legal Consultant to the U.S. House of Representatives Higher Education Subcommittee, and Executive Director of the Commissioners’ Council on Higher Education in Washington, D.C. He has served as Chairman of the Board of Trustees of St. Thomas Aquinas College and as a Board member of Southeastern University and Immaculata College. He is a vice president of the London, England Federation of Youth Clubs and advisor to the Retinitis Pigmentosa Foundation in California. Mr. Tonkin is a graduate of Johns Hopkins University and received his law degree from Harvard Law School. He holds an honorary Doctor of Pedagogy degree from St. Thomas Aquinas College and the State University of New York.

Jonnie R. Williams. Mr. Williams, 47, has served as the Company’s Chief Executive Officer since November 1999 and has served as a director of the Company since 1998. Mr. Williams was one of the original founders of Star Tobacco, Inc., and served as Chief Operating Officer (“COO”), and Executive Vice President (“EVP”) until July 1999. On July 1, 1999, in order to concentrate upon the expanding demands of the Company’s sales and new product development, Mr. Williams resigned as COO and EVP to assume the primary responsibilities of Director of Product Development and Sales. Mr. Williams, a principal stockholder of the Company, is also the inventor of the StarCured™ tobacco curing process so as to retard or significantly reduce the formation of TSNAs in tobacco and tobacco smoke. Mr. Williams has been involved in venture capital start-up bio-tech companies for over a decade where he has been either a major shareholder or a co-founder of the following companies: LaserSight, LaserVision and VISX. Mr. Williams is also one of the owners of Regent Court Technologies LLC and is a principal in Jonnie Williams Venture Capital Corp.

Executive Officers of the Company who are not Directors

Sheldon L. Bogaz. Mr. Bogaz, 37, has served as ST’s Vice President of Trade Operations since October 2000 and is responsible for managing customer relationships, developing new business, and formulating and implementing pricing and trade programs. He served as the Vice President of Sales and Trade Operations of the Company from September 1995 to October 2000. Prior to joining the Company in 1995, Mr. Bogaz served as a Commercial Lender with NationsBank from 1992 to 1995. He holds a Bachelor of Science Degree in Business Administration from Virginia Commonwealth University.

David M. Dean. Mr. Dean, 43, has served as Vice President of Sales and Marketing of the Company since November 1999. From 1998 to October 1999, he served as a Principal of Group Insurance Concepts of Virginia, L.L.C., an employee benefits consulting firm and an affiliate of Northwestern Mutual. From 1984 to 1998, Mr. Dean was employed with Trigon Blue Cross/Blue Shield in Richmond, Virginia, where he held a variety of executive positions over a 14 year period, including Vice President of the Eastern Region from 1994 to 1996, Vice President of Sales from 1996 to 1997 and Vice President of Sales and Account Management for the Eastern and Western Regions from 1997 to 1998. Trigon Blue Cross/Blue Shield is the largest health insurer in Virginia and was purchased during 2002 by Anthem. Mr. Dean is a graduate of Elon College.

Paul H. Lamb, III. Mr. Lamb, 70, has served as President and Chief Executive Officer of Star Tobacco since January 1999. From 1990 to 1994, he served as President of Star Tobacco, and he has served as a director of Star Tobacco since 1990. He served as a consultant to the Company from 1994 until assuming his current position in January 1999. From 1986 to 1990, Mr. Lamb founded and operated Lamb Services, Ltd., an engineering consulting firm, and from 1958 to 1986 he was employed with Brown & Williamson Tobacco Corporation where he held a variety of engineering positions. Mr. Lamb served as a director of the Southside Regional Medical Center in Petersburg, Virginia for twenty-six years. Mr. Lamb graduated from Virginia Military Institute (VMI) with a degree in civil engineering.

Robert E. Pokusa. Mr. Pokusa, 52, has served as General Counsel of the Company since March 2001. From 1991 to March 2001, he was associated with Paul, Hastings, Janofsky & Walker LLP during which time he worked on a number of matters for the Company and concentrated his practice in the areas of complex civil litigation and administrative law. From 1980 to 1991, Mr. Pokusa was associated with the law firms of Perito, Duerk & Carlson; Finley, Kumble, Wagner, Hiney, Underburg, Manley, Meyerson & Casey; and Washington, Perito and Dubuc. Mr. Pokusa received his Bachelor of Arts Degree from Montclair State University and his law degree from The American University, Washington College of Law. He is a member of the Virginia and District of Columbia bars.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires directors and executive officers and persons, if any, owning more than ten percent of a class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the Company’s equity and equity derivative securities. Based solely upon a review of the copies of such reports furnished to the Company, or written representations from reporting persons, the Company believes that all required persons during 2002 were in compliance.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for each individual who served as Chief Executive Officer and the five most highly compensated officers of the Company (the “Named Executive Officers”), certain information concerning their compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation		Other Annual Compensation ($)	Long Term Compensation Awards		All Other Compensation
		b. Salary ($)(1)	Bonus ($)		Restricted Stock Award ($)	Securities Underlying Options (#)(2)
Jonnie R. Williams Chief Executive Officer	2002 2001 2000	1,000,000 1,000,000 1,000,000	300,000 900,000 1,400,000	53,450 75,015 287,906	— — —	— — —	— — -—

Paul L. Perito Chairman, President and Chief Operating Officer(3)	2002 2001 2000	1,000,000 1,000,000 1,000,000	400,000 900,000 900,000	55,424 31,868 —		— — —	— — —	— — —

David M. Dean Vice President of Sales and Marketing	2002 2001 2000	295,054 250,000 251,500	36,632 196,641 120,229	17,521 59,412 11,334		— — —	— — 350,000	— — —

Christopher G. Miller Chief Financial Officer	2002 2001 2000	225,000 191,077 32,769	0 300,000 —	11,510 13,525 31,500	(4)	— — —	— 250,000 63,000	— — —

Sheldon L. Bogaz Vice President, ST	2002 2001 2000	— — —	241,782 241,782 261,239	21,336 21,336 20,926		— — —	— — 250,000	— — —

Robert E. Pokusa General Counsel(5)	2002 2001	385,000 273,736	1,500 500	19,565 12,072		— —	200,000 50,000	— —

(1)	The Company did not make any long-term incentive plan payouts in 2002, 2001 or 2000.

(2)	The Company did not award any stock appreciation rights to the executive officers in 2002, 2001, or 2000.

(3)	Mr. Perito was elected as the Company’s Chairman in August 2000.

(4)	Represents consulting fees paid to Mr. Miller prior to his employment with the Company.

(5)	Mr. Pokusa was hired as the Company’s General Counsel in March 2001.

Option Grants During 2002

The following table sets forth, for the Named Executive Officers, certain information concerning stock options granted to them during 2002. The Company has never issued stock appreciation rights. Options were generally granted at an exercise price equal to the fair market value of the Common Stock at the date of grant. The term of each option granted is generally ten years from the date of grant. Options may terminate before their expiration dates, if the optionee’s status as an employee or a consultant is terminated or upon the optionee’s death or disability.

OPTION GRANTS IN LAST FISCAL YEAR

Name		Individual Grants		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)		5%($)	10%($)
Jonnie R. Williams	None	0%	—	—	—	—

Paul L. Perito	None	0%	—	—	—	—

David M. Dean	None	0%	—	—	—	—

Sheldon L. Bogaz	None	0%	—	—	—	—

Christopher G. Miller	None	0%	—	—	—	—

Robert E. Pokusa(2)	200,000	100%	$1.12	5/31/12	$1,824	$2,905

(1)	The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the stock price of the Company. If the Company’s stock price was in fact to appreciate at the assumed 5% or 10% annual rate for the ten-year term of these options, a $1,000 investment in the Common Stock would be worth $1,824 and $2,905, respectively, at the end of the term.

(2)	Mr. Pokusa’s options were vested immediately upon issuance.

Aggregated Option Exercises in 2002 and Year-End Option Values

The following table sets forth, for the Named Executive Officers, certain information concerning options exercised during fiscal 2002 and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2002. The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2002 ($ 1.05 per share) and the exercise price of the officer’s options. The Company has never issued stock appreciation rights.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION/SAR VALUES

	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-The-Money Options at December 31, 2002($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jonnie R. Williams	—	—	—	—	—	—
Paul L. Perito	—	—	1,000,000	—	—	—
David M. Dean	—	—	350,000	—	—	—
Sheldon L. Bogaz	—	—	100,000	150,000	—	—
Christopher G. Miller	—	—	363,000	—	—	—
Robert E. Pokusa	—	—	250,000	—	—	—

The Company does not have a defined benefit plan or actuarial pension plan. During 2002, the Company did not have a “long-term incentive plan”, and the Company did not make any “long-term incentive awards”, as such terms are defined in Item 402 of Regulation S-K. During 2002, no stock options were exercised by any optionee.

Board of Directors Compensation

Each independent director of the Company, as so classified by the Board of Directors (“Independent Directors”), is granted a stock option to purchase up to 50,000 shares of Common Stock on the date such Independent Director is first elected to the Board of Directors, vesting in equal installments on each of the first two anniversaries of the date of grant. As an annual retainer, each Independent Director additionally receives a stock option to purchase up to 25,000 shares of Common Stock granted on each anniversary of such Independent Director’s initial election to the Board of Directors, exercisable immediately. Each stock option granted to an Independent Director under the Company’s 2000 Equity Incentive Plan will be exercisable at a price equal to the fair market value of the Common Stock on the date of grant (as determined in accordance with the Plan).

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

Messrs. Bartels, Kelley, Leader and Tonkin currently are designated as Independent Directors. Prior to his resignation, Mr. McSweeney was designated as an Independent Director. This designation is intended solely for the purpose of clarifying which directors are entitled to compensation for their services as directors. Directors not designated as Independent Directors generally are those who in the past have been, or currently are being, compensated by the Company for other services rendered, or who have waived their right to receive director compensation. Directors who are employees receive compensation in their capacity as Company employees but do not receive any compensation for board or committee meetings, nor do they receive the “Options Package” made available to individuals serving as Independent Directors.

Employment Agreements

During June 2002, the Company entered into an Amended and Restated Executive Employment Agreement with Mr. Perito which expires on December 31, 2005 (the “Employment Agreement”). This Employment Agreement amended and restated the original employment agreement with Mr. Perito, executed in April 1999, which would have expired in December 2002. The Employment Agreement provides Mr. Perito with a $1.0 million base salary. In November 2002, the Company modified the Employment Agreement. Pursuant to this modification, and in light of the Company’s needs, Mr. Perito waived the following provisions in his Employment Agreement: (a) an annual performance bonus in 2002 of $300,000, (b) discretionary/special bonuses for fiscal year 2002 which were to be determined by the Board of Directors and (c) a 2002 performance stock bonus for 500,000 shares of Common Stock and a 2002 stock option for 500,000 shares of Common Stock. Additionally, the Employment Agreement, as modified, provides Mr. Perito with a bonus of $100,000, which was paid before December 31, 2002, as well as taxes payable on such amount, which were paid before March 31, 2003. Amounts waived in 2002 have been considered a capital contribution in 2002.

In 1999, Mr. Perito purchased under his original agreement 2,000,000 shares of Common Stock at $1 per share, and the Company financed the purchase with a loan bearing interest at 7% (due annually) with all principal due in July 2005. Effective as of January 1, 2002, the interest rate was changed from 7% to the minimum applicable federal rate determined under Section 1274(d) of the Internal Revenue Code of 1986, as amended. The related $2.0 million note receivable is presented as a reduction of stockholders’ equity in the 2002, 2001, 2000 and 1999 balance sheets. Because the note is non-recourse with respect to accrued unpaid interest and 85% of the principal, this stock purchase right has been accounted for as an option. The Company has recognized interest income of approximately $35,000, $140,000 and $134,000 during 2002, 2001 and 2000, respectively, in connection with the note. In connection with the aforementioned agreement, Mr. Perito was also granted qualified stock options to purchase 1,000,000 shares of Common Stock at $1 11/16 per share, the price of the Common Stock on the date of grant. Such options vested immediately.

Upon termination by the Company of Mr. Perito’s employment For Cause (as defined in the Employment Agreement) or by Mr. Perito voluntarily, the Company will be obligated to pay to Mr. Perito all salary then due and payable through the date of termination but Mr. Perito will not be entitled to any severance compensation or any accrued vacation pay or bonuses. Upon termination by the Company of Mr. Perito’s employment without cause or by Mr. Perito for Good Reason (as defined in the Employment Agreement), the Company will be obligated to pay to Mr. Perito all salary, benefits, bonuses and other compensation that would be due under the Employment Agreement through the end of the term of the Employment Agreement. Upon termination of Mr. Perito’s employment as a result of his death or disability, the Company will be obligated to pay to Mr. Perito all salary and benefits, but not bonuses and other compensation, that would be due under the Employment Agreement for a period of one year from the date of such termination. Consistent with Mr. Perito’s original employment agreement with the Company, in connection with certain transactions that may result in a change in voting control of the Company (each, a “Disposition Transaction”), certain changes in the Company’s senior management, or a removal or replacement of a majority of the board of directors, Mr. Perito will be entitled to terminate the employment agreement, to receive a one-time termination payment of $2.5 million and to participate in the Disposition Transaction upon the same terms and conditions as certain principal stockholders of the Company. The Company also will be obligated to reimburse Mr. Perito for any taxes that may become due as a result of the application of Section 280G of the Code to the payment described in the preceding sentence. Mr. Perito has executed and delivered to the Company an acknowledgement and waiver to the effect that the sale of the cigarette business to NATC will not constitute a Disposition Transaction.

On October 6, 2000, the Company entered into an employment agreement with David Dean, as the Vice President of Sales and Marketing, which expired on December 31, 2001. In addition to a $250,000 base salary, the agreement provided for a commission on the sale of cigarettes made by the Company up to a maximum of $250,000 per year during 2000 and 2001. The agreement with Mr. Dean also granted him the right to purchase 350,000 shares of Common Stock at $4.00 per share, of which 175,000 options vested as of the date of the employment agreement, and the remaining balance of 175,000 options vested in equal monthly increments over the twelve-month period following execution of the employment agreement. Upon termination by the Company of Mr. Dean’s employment without Cause or by Mr. Dean for Good Reason (as defined in the employment agreement), the agreement provided that the Company would be obligated to pay to Mr. Dean all salary and commissions that would be due under the employment agreement through the end of the term of the employment agreement. Under the terms of Mr. Dean’s employment agreement, termination for Good Reason included, but was not limited to, certain transactions resulting in a change in voting control of the Company or a disposition of a majority of the Company’s income producing assets. Furthermore, in the event Mr. Dean did not accept the position of president and chief operating officer of Star Tobacco, Inc. in the event of a sale of Star Tobacco, Inc., Mr. Dean could terminate his employment for Good Reason. Pursuant to a separate letter agreement, Mr. Dean’s employment continues on a month-to-month basis under the same terms as the employment agreement described above.

On September 15, 2000, the Company entered into an employment agreement with Christopher G. Miller, the Chief Financial Officer, which was to expire on September 15, 2002, with certain renewal options. In addition to a $120,000 base salary, the agreement provided for annual performance bonuses as approved by the Compensation Committee. The agreement with Mr. Miller also granted him the right to purchase 50,000 shares of Common Stock at $4.00 per share, of which 25,000 shares vested on September 15, 2001 and 25,000 shares vested on September 15, 2002. As of March 15, 2001, the Company entered into an Amended and Restated Employment Agreement with Mr. Miller, which expired on March 15, 2003. In addition to a base salary of $225,000, the agreement provides for discretionary performance bonuses as approved by the Compensation Committee. This amended and restated agreement supercedes the September 15, 2000 employment agreement, except as to the option granted to Mr. Miller under that agreement. The amended and restated agreement with Mr. Miller also granted him the right to purchase 250,000 shares of Common Stock at $1.844 per share, of which 100,000 options vested immediately, 100,000 vested on March 15, 2002, and 50,000 vested on September 15, 2002. Upon termination by the Company of Mr. Miller’s employment without Cause, the Company will be obligated to pay to Mr. Miller severance payments equal to six months salary, paid on a monthly basis. Furthermore, if there is a change of control of the Company (as defined in the employment agreement), and Mr. Miller’s agreement does not continue in effect after such a change in control, the Company will, within 60 days of notifying Mr. Miller of such termination, pay to Mr. Miller (a) a lump sum payment equal to all salary then due and payable and (b) severance payments equal to six months salary, paid on a monthly basis. Pursuant to the terms of the Employment Agreement, Mr. Miller is currently employed on a month-to-month basis.

On March 30, 2001, the Company entered into an employment agreement with Robert E. Pokusa, the General Counsel, which is to expire on March 30, 2004. The agreement provides for a base salary of $385,000 and for discretionary annual bonuses as approved by the Company’s Chief Operating Officer and the Chief Executive Officer. The agreement also grants Mr. Pokusa the right to purchase 50,000 shares of Common Stock at $1.4688 per share of which 25,000 shares vested on March 30, 2001 and 25,000 vested on March 30, 2002. Upon termination by the Company of Mr. Pokusa’s employment agreement without cause, the Company will be obligated to pay to Mr. Pokusa severance payments equal to six months salary, paid on a monthly basis. Furthermore, if there is a change in control of the Company (as defined in the employment agreement), and Mr. Pokusa’s agreement does not continue in effect after such change of control, the Company will, within 60 days of notifying Mr. Pokusa of such termination, pay to Mr. Pokusa (a) a lump sum payment equal to all salary then due and payable and (b) severance payments equal to six months salary, paid on a monthly basis.

Messrs. Williams and Bogaz do not have employment agreements with the Company. The Company anticipates entering into employment agreements with Mr. Williams in the near future.

Compensation Committee Interlocks and Insider Participation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 1, 2003 certain information with respect to the beneficial ownership of Common Stock by each beneficial owner of more than 5% of the Company’s voting securities, each director and each named executive officer, and all directors and executive officers of the Company as a group, except as qualified by the information set forth in the notes to this table. As of March 1, 2003, there were 59,719,480 shares of Common Stock outstanding.

Name	Shares Beneficially Owned(1)	Percentage Owned(2)
Jonnie R. Williams(3)	16,994,819	28.5%

Kathleen M. O’Donnell as Trustee for Irrevocable Trust #1 FBO(4) Francis E. O’Donnell, Jr., M.D. and the Francis E. O’Donnell, Jr. Descendants’ Trust 709 The Hamptons Lane Chesterfield, MO 63017	13,709,575	23.0%

Prometheus Pacific Growth Fund entities (5) P.O. Box 1062 George Town, Grand Cayman, B.W.I.	5,202,640	8.7%

Francis E. O’Donnell, Jr., M.D.(6) 709 The Hamptons Lane Chesterfield, MO 63017	3,368,362	5.6%

Paul L. Perito(7) 7475 Wisconsin Ave, Suite 850 Bethesda, MD 20814	3,349,000	5.5%

David M. Dean(8)	555,300	*

Christopher G. Miller(9)	528,000	*

Robert E. Pokusa(10) 7475 Wisconsin Ave, Suite 850 Bethesda, MD 20814	320,000	*

Sheldon L. Bogaz(11)	161,100	*

Martin R. Leader(12)	160,200	*

Leo S. Tonkin(13)	145,000	*

Whitmore B. Kelley(14)	138,000	*

John R. Bartels, Jr.(15)	83,500	*

All Directors, Executive Officers and Officers (11 Persons)	22,434,919	36.0%

(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days, by April 30, 2003, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them. Unless otherwise noted, the address for each of the above persons is c/o Star Scientific, Inc. 801 Liberty Way, Chester, Virginia 23836.

(2)	The “Percentage Owned” calculations are based on the outstanding shares of Common Stock as of March 1, 2003.

(3)	Includes 15,894,819 shares held directly by Mr. Williams. Also includes 1,100,000 shares held by Regent Court of which Mr. Williams is deemed to have beneficial ownership by virtue of his ownership interest in Regent Court and over which he shares voting and investment power with Dr. O’Donnell.

(4)	Includes 11,441,213 shares owned by a trust for the benefit of Francis E. O’Donnell, Jr., M.D., over which Kathleen O’Donnell, as trustee, has sole voting and investment power and 2,268,362 shares owned by a trust for the benefit of Dr. O’Donnell’s children over which Mrs. O’Donnell, as trustee, has sole voting and investment power. Excludes 400,000 shares owned by Hopkins Capital Group II, LLC, 200,000 shares owned by Hopkins Capital Group III, LLC and 200,000 shares owned by Hopkins Capital Group IV, LLC, each of which is a wholly-owned affiliate of Irrevocable Trust #1.

(5)	Includes 2,700,000 shares held by Prometheus Pacific Growth Fund LDC and 2,502,640 shares held by Prometheus Pacific Growth Fund, Inc.

(6)	Includes 2,268,362 shares owned by a trust for the benefit of Mr. Williams’ children, over which Dr. O’Donnell has sole voting and investment power. Also includes 1,100,000 shares held by Regent Court of which Dr. O’Donnell is deemed to have beneficial ownership by virtue of his ownership interest in Regent Court and over which he shares voting and investment power with Mr. Williams.

(7)	Includes 2,300,000 shares held directly by Mr. Perito, 1,000,000 shares that Mr. Perito has the right to acquire upon exercise of stock options that are presently exercisable and an aggregate of 49,000 shares held by his children or in trust for the benefit of his children, of which Mr. Perito disclaims beneficial ownership.

(8)	Includes 350,000 shares that Mr. Dean has the right to acquire upon exercise of stock options that are presently exercisable and 1,100 shares owned by Mr. Dean’s spouse.

(9)	Includes 363,000 shares that Mr. Miller has the right to acquire upon exercise of stock options that are presently exercisable.

(10)	Includes 250,000 shares that Mr. Pokusa has the right to acquire upon exercise of stock options that are presently exercisable.

(11)	Includes 100,000 shares that Mr. Bogaz has the right to acquire upon exercise of stock options that are presently exercisable.

(12)	Includes 100,000 shares that Mr. Leader has the right to acquire upon exercise of stock options that are presently exercisable.

(13)	Includes 125,000 shares that Mr. Tonkin has the right to acquire upon exercise of stock options that are presently exercisable.

(14)	Includes 88,000 shares that Mr. Kelley has the right to acquire upon exercise of stock options that are presently exercisable, 25,000 shares that Mr. Kelley will have the right to acquire upon exercise of currently held stock options vesting on April 13, 2003, and 25,000 shares that Mr. Kelley will have the right to acquire upon exercise of immediately exercisable stock options that Mr. Kelley is entitled to receive on April 13, 2003.

(15)	Includes 50,000 shares that Mr. Bartels, Jr. has the right to acquire upon exercise of stock options that are presently exercisable.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	4,699,236	$2.50	3,300,764
Equity Compensation Plans Not Approved by Shareholders (1)	735,526	$2.06	0

Total	5,434,762		3,300,764

(1)	Includes a total of 125,000 non-qualified options to purchase shares of common stock at an exercise price of $3.375 granted to five consultants on September 24, 1999 pursuant to individual option agreements. These options fully vested on the date of grant and expire on July 7, 2004 if unexercised. Also includes 195,000 non-qualified options to purchase shares of common stock at an exercise price of $1.00 granted to a consultant on June 1, 2000 pursuant to an individual option agreement. These options fully vested on the date of grant and expire on March 1, 2009, if unexercised. The Company has also granted warrants to purchase shares of common stock of the Company to two consultants. Specifically, on December 20, 2000, the Company issued 210,526 warrants to purchase shares of common stock at an exercise price of $2.375 to a consultant. These warrants fully vested on the date of issuance and expire ten years thereafter, or if earlier, two years after the holder’s consulting agreement with the Company is terminated. The Company also issued 200,000 warrants to purchase shares of our common stock at an exercise price of $2.020 on March 20, 2002 to another consultant. One-half of these warrants vested on the date of grant and the remaining portion vested in 25% installments on April 1, 2002 and July 1, 2002. These warrants will expire on the ten-year anniversary of the date of grant.

Item 13. Certain Relationships and Related Transactions

Mr. Williams and Dr. O’Donnell have in the past jointly owned an airplane and currently are the principals in a company, Starwood Industries, Inc. (“Starwood”), that acquired an airplane in 2002. The Company has utilized the airplane for business travel throughout the United States and to Mexico to client, vendor and scientific or technical consultant locations that are not near or easily accessible to airports with regularly scheduled or frequent commercial airline services. In late 2002, the Company entered into an agreement with Starwood Industries, Inc., under which it agreed to pay $2,100 per hour for use of the aircraft up to a maximum amount equal to Starwood’s total monthly payment for the aircraft, regardless of the actual number of hours used during the month in question. Prior to this arrangement with Starwood in 2002, the Company made direct payments for expenses incurred to various arms-length vendors with respect to utilization of the airplane. Payments made by the Company to Starwood (or Messrs. Williams and O’Donnell as predecessors-in-interest to the airplane) with respect to aircraft expenses were $656,310 in 2002, $258,992 in 2001 and $191,680 in 2000, and were billed at cost.

On December 31, 1999, Mr. Williams signed a promissory note for $1,087,806 in connection with a loan by the Company to Mr. Williams in the same amount. The promissory note was repayable on December 31, 2000 and bore interest at 5.66%. Mr. Williams repaid this note via compensation reduction. On December 31, 2000, Mr. Williams signed a promissory note for $800,000 in connection with a loan by the Company to Mr. Williams in the same amount. The promissory note initially was repayable on December 31, 2001 and the Company and Mr. Williams extended this loan for another year. The promissory note was repayable on December 31, 2002 and bore interest at the minimum applicable federal rate. The note has been repaid in full.

To the extent the Company is required to make payments into escrow on April 15, 2003, it is anticipated that the Company’s CEO, Mr. Williams, will advance funds to the Company to cover such escrow obligations.

In 1999, Mr. Perito purchased under his original employment agreement 2,000,000 shares of Common Stock at $1 per share, and the Company financed the purchase with a loan bearing interest at 7% (due annually) with all principal due in July 2005. Effective as of January 1, 2002, the interest rate was changed from 7% to the minimum applicable federal rate determined under Section 1274(d) of the Internal Revenue Code of 1986, as amended. The note is non-recourse with respect to accrued unpaid interest and 85% of the principal. The Company has recognized interest income of approximately $35,000, $140,000 and $134,000 during 2002, 2001 and 2000, respectively, in connection with the note.

In 2002, 2001 and 2000, the Company paid $251,882, $372,493 and $288,198 to McSweeney & Crump, P.C. (formerly McSweeney, Burtch & Crump) with respect to various legal services connected with the Company’s business. Mr. McSweeney has been and continues to be a named partner in this firm. In addition to payments to the firm, Mr. McSweeney was paid $82,500 and $37,500 as a consultant to the Company during 2000 and 2001, respectively. Mr. McSweeney was elected to the Board of Directors in January 2002 and resigned from the Board of Directors in February 2003.

In 2000, the Company paid $20,000 to John R. Bartels, Jr. as a consultant in connection with issues relating to the tobacco Master Settlement Agreement, among other matters. Mr. Bartels was subsequently elected to the Board of Directors in January 2002.

In 2000 and 2001, the Company paid $10,500 and $25,000, respectively, to Dr. Robert DeLorenzo as a consultant in connection with issues relating to Star’s pending patent applications.

Mr. Lloyd A. Jones, who resigned from the Board of Directors in August 2002, was elected to the Board of Directors in November 2001. Beginning in January 2002, the Company retained Mr. Jones as a consultant in connection with the Company’s expansion of its Chase City facility and its interaction with the Virginia Economic Development Authority. Mr. Jones had been paid on a month-to-month basis for these services at a rate of $3,000 per month. In connection with Mr. Jones’ resignation as a member of the Board of Directors in August 2002, the Company terminated its consulting relationship with Mr. Jones and paid Mr. Jones the amount he would have been owed under the consulting agreement for the remainder of 2002.

In August 2001, the Company made loans to Messrs. Bogaz, Dean, Miller and Pokusa in the amount of $100,000, $180,000, $180,000 and $140,000 respectively, for the purpose of their purchasing shares of Common Stock from an affiliated entity (Irrevocable Trust #1 FBO Francis E. O’Donnell, Jr., M.D.). Full Recourse Promissory Notes were executed by each of these officers. The promissory notes, which remain outstanding in full, have a term of four years with interest payments payable annually at a rate of prime plus 1%.

The Company has entered into a license agreement (the “License Agreement”) as the licensee with Regent Court Technologies, LLC, of which Jonnie R. Williams, the Company’s founder and Chief Executive Officer and Francis E. O’Donnell, Jr., M.D., the beneficiary of the O’Donnell Trust, which is the Company’s second largest shareholder (after Mr. Williams), are the owners. The License Agreement provides, among other things, for the grant of an exclusive, world-wide, irrevocable license to the Company, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor’s patent rights and know-how relating to the processes for curing tobacco so as to significantly prevent the formation of certain toxic carcinogens present in tobacco and tobacco smoke, namely the tobacco specific nitrosamines (TSNAs), and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereinafter developed. The Company is obligated to pay to Regent Court a royalty of 2% on all net sales of products by it and any affiliated sublicensees, and 6% on all fees and royalties received by it from unaffiliated sublicensees, less any related research and development costs incurred by the Company. The License Agreement expires with the expiration of the last of any applicable patents. Eight United States patents have been issued, and additional patent applications are pending in the United States are in approximately 80 foreign jurisdictions. To date, the Company has paid no royalties under the License Agreement. The License Agreement may be terminated by the Company upon 30 days written notice or by Regent Court if there is a default in paying royalties or a material breach by the Company or the purchase of Star Scientific’s stock or assets.

Item 14. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

Item 15. Exhibits, Financial Statements and Reports on Form 8-K

(a)	Financial Statements:

A list of financial statements included herein is set forth in Item 8.

(b)	Reports on Form 8-K:

The Company did not file any Current Reports on Form 8-K during the last quarter of 2002.

(c)	Exhibits:

Number	Description
2.1

Asset Purchase Agreement between Star Scientific, Inc., a Delaware Corporation and Eyetech, LLC, a Minnesota Limited Liability Company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998(1)

2.2

Escrow Agreement between Star Scientific, Inc., a Delaware Corporation, Eyetech, LLC, a Minnesota Limited Liability Company and Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, and Jonnie R. Williams and Vincent Ellis as Escrow Agents, dated February 16, 1999, and effective December 30, 1998(1)

2.3	Asset Purchase Agreement, dated as of February 18, 2003, among North Atlantic Trading Company, Inc., Star Scientific, Inc., and Star Tobacco, Inc.(17)

3.1	Restated Certificate of Incorporation(2)

3.2	Bylaws of the Company as Amended to Date(2)

10.1	Stock Exchange Agreement between the Company and the stockholders of Star Tobacco & Pharmaceuticals, Inc., dated February 6, 1998(3)

10.2	License Agreement between Star Tobacco & Pharmaceuticals, Inc., as Licensee and Regent Court

Technologies, Jonnie R. Williams, and Francis E. O’Donnell, Jr., M.D., as Licensor, dated January 5, 1998(4)

10.3	Purchase and Sale Agreement between Prometheus Pacific Growth Fund LDC, a Cayman Island Limited Duration Company, and Eye Technology, Inc., a Delaware Corporation, dated July 10, 1998(5)

10.4	Amendment No. 1 to License Agreement between Regent Court Technologies, Jonnie R. Williams, Francis E. O’Donnell, J.R., M.D. and Star Tobacco & Pharmaceuticals, Inc., dated August 3, 1998(6)

10.5	1998 Stock Option Plan, as amended(7)

10.6	2000 Equity Incentive Plan(8)

10.7	Promissory Note dated April 27, 1999 of Paul L. Perito

10.8	Qualified Stock Option Agreement dated as of April 27, 1999 between the Company and Paul L. Perito(9)

10.9	Amended and Restated Manufacture and License Agreement between the Company and Powell Manufacturing Company, Inc., dated October 12, 1999(10)

10.10	Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.11	Loan Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.12	Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated December 16, 1999(10)

10.13	Supply Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.14	Loan and Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Finova Capital Corporation, dated January 20, 2000(10)

10.15	Lease and Purchase Option Contract between the Company and the Industrial Development Authority of the Town of Chase City, Virginia, dated March 10, 2000(10)

10.16	Form of Director Indemnification Agreement(7)

10.17	Form of Officer Indemnification Agreement(7)

10.18	First Amendment to Loan and Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Finova Capital Corporation, Business Credit, dated April 12, 2000(7)

10.19	Executive Employment Agreement between the Company and David Dean, dated October 6, 2000(8)

10.20	Restated Loan Agreement between the Company, Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.21	Restated Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.22	Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson

Tobacco Corporation, dated August 21, 2000(11)

10.23	Guaranty Agreement between the Company and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.24	Guarantee Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.25	Executive Employment Agreement dated as of September 15, 2000 between the Company and Christopher G. Miller(11)

10.26	Amended and Restated Executive Employment Agreement dated as of March 15, 2001 between the Company and Christopher G. Miller(8)

10.27	Executive Employment Agreement dated as of March 30, 2001 between the Company and Robert E. Pokusa(8)

10.28	Restated Master Agreement, dated April 25, 2001, by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.29	First Amendment to Restated Loan Agreement dated April 25, 2001, among Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation(12)

10.30	Hard Tobacco Agreement, dated April 25, 2001, between Brown & Williamson Tobacco Corporation and Star Scientific, Inc.(12)

10.31	Trademark License and Royalty Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.32	Other Low TSNA Tobacco Royalty Agreement, dated April 25, 2001 by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.33

First Amendment to Regent/B&W License Agreement, dated April 25, 2001, by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.34	Chase City License and Services Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.35	Exclusive License Agreement dated as of March 16, 2001 by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.36	Sublicense Agreement dated as of March 16, 2001 by and among Star Scientific, Inc. and Star Tobacco & Pharmaceuticals, Inc.(2)

10.37	Consent to Assignment dated March 16, 2001 by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Tobacco & Pharmaceuticals, Inc., and Star Scientific, Inc.(2)

10.38	Amendment No. 1 dated April 5, 2001 to Exclusive License Agreement by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.39	Promissory Note dated August 20, 2001 of Christopher G. Miller(2)

10.40	Promissory Note dated August 20, 2001 of Robert E. Pokusa(2)

10.41	Promissory Note dated August 20, 2001 of Sheldon L. Bogaz(2)

10.42	Promissory Note dated August 20, 2001 of David M. Dean(2)

10.43	Master Lease Agreement Dated as of June 29, 2001 between General Electric Capital Corporation and Star Scientific, Inc.(13)

10.44	Master Lease Agreement Dated as of September 28, 2001 between Heller Financial Leasing, Inc. and Star Scientific, Inc. and Star Tobacco, Inc.(13)

10.45	Master Lease Agreement Dated as of July 1, 2001 between General Electric Capital Corporation and Star Scientific, Inc.(13)

10.46	Lease Agreement dated as of February 26, 2002 between GE Capital and Star Scientific, Inc.(14)

10.47	Master Lease Agreement dated as of December 5, 2001 between Applied Financial and Star Scientific, Inc. and Star Tobacco Inc.(14)

10.48	Master Lease Agreement dated as of April 9, 2002 between Key Equipment Finance, and Star Scientific, Inc.(14)

10.49

Contract with The Industrial Development Authority of Mecklenburg County, Virginia and The Industrial Development Authority of the Town of Chase City, Virginia, for a 10-year lease and option to purchase an approximately 91,000 square foot building at 89 Duckworth Road(15)

10.50	Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of June 14, 2002(16)

10.51	Allonge, dated as of June 14, 2002, by and between the Company and Paul L. Perito, Esq.(16)

10.52	First Modification Agreement to Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of November 1, 2002(16)

21.1	Subsidiaries of the Company

24.1	Powers of Attorney (included on signature page)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 2, 1999
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 19, 1998
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 15, 1998
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 11, 1998
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A dated May 8, 2000
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 17, 2001
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Virginia on the 31st day of March, 2003.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

Signature	Title	Date

/s/ JONNIE R. WILLIAMS Jonnie R. Williams	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ PAUL L. PERITO Paul L. Perito	Chairman of the Board, President and Chief Operating Officer	March 31, 2003

/s/ CHRISTOPHER G. MILLER Christopher G. Miller	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 31, 2003

/s/ JOHN R. BARTELS, JR. John R. Bartels, Jr.	Director	March 31, 2003

/s/ WHITMORE B. KELLEY Whitmore B. Kelley	Director	March 31, 2003

/s/ MARTIN R. LEADER Martin R. Leader	Director	March 31, 2003

/s/ LEO S. TONKIN Leo S. Tonkin	Director	March 31, 2003

Certification of Chief Executive Officer

I, Jonnie R. Williams, certify that:

1.	I have reviewed this annual report on Form 10-K of Star Scientific, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003

/s/ JONNIE R. WILLIAMS
Title:	Chief Executive Officer (principal executive officer)

Certification of Chief Financial Officer

I, Christopher G. Miller, certify that:

1.	I have reviewed this annual report on Form 10-K of Star Scientific, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003

/s/ CHRISTOPHER G. MILLER
Title:	Chief Financial Officer (principal financial and accounting officer)

STAR SCIENTIFIC, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

Independent Auditors’ Report

To the Board of Directors and Stockholders of

Star Scientific, Inc. and Subsidiary

Chester, Virginia

We have audited the accompanying consolidated balance sheets of Star Scientific, Inc. and Subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule included on page F-48. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 14, the Company elected not to join in the Master Settlement Agreement (“MSA”) among forty-six states, several U.S. territories and a number of tobacco manufacturers, as a Subsequent Participating Manufacturer. As a result thereof, the Company is purportedly required to annually contribute funds into escrow under statutes which the MSA required participating states to pass if they were to receive the full benefits of the settlement. Such escrowed funds will be available to pay judgments in tobacco-related litigation, if any, filed by the states and, if not used, returned to the Company in twenty-five years. Pursuant to the terms of a potential comprehensive settlement of the Company’s obligations under various state escrow statutes, the Company’s 2002 escrow obligation is currently estimated to be between $4 to $5 million which may be required to be funded by April 15, 2003. As further discussed in Note 14, management expects that if there is no comprehensive settlement, based on prior experience, there will be additional escrow deposits required in 2003 related to the Company’s cigarette sales for 1999 through 2002. However, the amount of such additional escrow requirements is not presently determinable.

As discussed in Note 1, on February 18, 2003, the Company entered into an Asset Purchase Agreement with North Atlantic Trading Company, Inc., a Delaware corporation, providing for the sale of the Company’s cigarette business to NATC for $80 million in cash. Star Scientific and NATC expect that the transaction will close on or before July 15, 2003, subject to conditions outlined in the Purchase Agreement, including NATC’s ability to obtain financing for the transaction.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Scientific, Inc. and Subsidiary as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    AIDMAN, PISER & COMPANY, P.A.

February 25, 2003, except for Note 14, for which the date is March 17, 2003.

Tampa, Florida

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

ASSETS
	2002	2001
Current assets:
Cash and cash equivalents	$13,968	$3,084,612
Accounts receivable, trade	9,648,102	3,188,412
Inventories	9,211,518	12,004,078
Prepaid expenses and other current assets	887,447	371,715
Deferred tax asset	1,461,000	50,000

Refundable income taxes	4,265,074	2,264,516

Total current assets	25,487,109	20,963,333
Property, plant and equipment, net	21,352,983	21,577,386
Idle equipment	3,889,735	2,071,800
Intangibles, net of accumulated amortization, (2002, $376,348; 2001, $331,806)	1,039,290	985,585
Other assets	1,478,874	1,599,422
Tobacco leaf inventories	2,400,000	—
MSA Escrow funds	33,482,229	28,444,280
Deposits on property and equipment	168,392	3,697,214

	$89,298,612	$79,339,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
	2002	2001
Current liabilities:
Current maturities of long-term debt	$2,151,221	$775,210
Current maturities of capital lease obligations	4,395,234	3,029,567
Accounts payable, trade	9,617,079	11,898,944
Federal excise taxes payable	3,780,191	1,841,637
Accrued expenses	1,013,380	1,888,789
Deferred tax liability	—	—

Total current liabilities	20,957,105	19,434,147
Deferred tax liability	12,111,000	1,105,000
Notes payable	4,104,569	—
Long-term debt, less current maturities	21,567,218	22,969,780
Capital lease obligations, less current maturities	5,356,405	6,847,823
Deferred gains on sale leasebacks	419,665	457,867

Total liabilities	64,515,962	50,814,617

Commitments and contingencies	—	—
Stockholders’ equity:
Common stockA	5,972	5,974
Preferred stockB	—	—
Additional paid-in capital	15,304,793	14,665,456
Retained earnings	12,871,885	17,252,973
Notes receivable, officers	(3,400,000)	(3,400,000)

Total stockholders’ equity	24,782,650	28,524,403

	$89,298,612	$79,339,020

A	($.0001 par value in 2001 and 2002, 100,000,000 shares authorized, 59,719,460 and 59,741,460 shares issued and outstanding in 2002 and 2001, respectively.)
B	(Class A, convertible, $.01 par value, 4,000 shares authorized, no shares issued and outstanding; Series B, convertible; $.01 par value 15,000 shares authorized, no shares issued and outstanding)

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
Net sales	$158,192,090	$174,783,423	$223,051,180
Less:
Cost of goods sold	77,015,844	79,548,480	93,951,534
Excise taxes on products	54,457,722	58,822,304	83,591,686
Gross profit	26,718,524	36,412,639	45,507,960

Operating expenses:
Marketing and distribution	14,497,297	11,684,344	12,973,670
General and administrative	16,096,749	16,078,671	13,183,842
Research and development	976,110	4,085,804	1,702,310
Total operating expenses	31,570,156	31,848,819	27,859,822
Operating income (loss)	(4,851,632)	4,563,820	17,648,138

Other income (expense):
Interest income	551,338	1,134,791	1,236,628
Interest expense	(1,821,911)	(597,143)	(1,828,247)
Gain (loss) on disposal of assets	169,301	(161,044)	—
Other	—	68,124	—
	(1,101,272)	444,728	(591,619)

Income (loss) before income taxes	(5,952,904)	5,008,548	17,056,519
Income tax (expense) benefit	1,595,000	(1,984,000)	(7,016,000)
Net income (loss)	$(4,357,904)	$3,024,548	$10,040,519

Basic income (loss) per common share	$(.07)	$.05	$.17
Diluted income (loss) per share	$(.07)	$.05	$.17

Weighted average shares outstanding—basic	59,729,315	59,741,460	59,008,127
Weighted average shares outstanding—diluted	60,129,117	60,392,426	60,645,061

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2000

	Preferred Stock				Additional Paid-In Capital	Retained Earnings	Notes Receivable, Officers
	Series B		Common Stock
	Shares	Amount	Shares	Amount				Total
Balances, December 31, 1999, carried forward			$58,749,200	$587,492	$10,631,876	$4,187,906	($3,087,806)	$12,319,468
Collection of note receivable	—	—	—	—	—	—	287,806	287,806
Stock-based compensation	—	—	—	—	648,692	—	—	648,692
Options exercised	—	—	24,820	248	44,392	—	—	44,640
Warrants exercised			967,440	9,674	1,925,206		—	1,934,880
Net income	—	—	—	—	—	10,040,519	—	10,040,519

Balances, December 31, 2000	—	$—	59,741,460	$597,414	$13,250,166	$14,228,425	($2,800,000)	$25,276,005

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2001

	Preferred Stock				Additional Paid-In Capital	Retained Earnings	Notes Receivable, Officers	Total
	Series B		Common Stock
	Shares	Amount	Shares	Amount
Balances, January 1, 2000, carried forward	—	$—	59,741,460	$597,414	$13,250,166	$14,228,425	$(2,800,000)	$25,276,005
Change in par value	—	—	—	(591,440)	591,440	—	—	—
Capital contribution	—	—	—	—	292,800	—	—	292,800
Advances to officers	—	—	—	—	—	—	(600,000)	(600,000)
Stock-based compensation	—	—	—	—	531,050	—	—	531,050
Net income	—	—	—	—	—	3,024,548	—	3,024,548
Balances, December 31, 2001	—	$—	59,741,460	$5,974	$14,665,456	$17,252,973	$(3,400,000)	$28,524,403

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2002

	Preferred Stock
	Series B		Common Stock		Additional Paid-In Capital	Retained Earnings	Notes Receivable, Officers
	Shares	Amount	Shares	Amount				Total
Balances, January 1, 2001 carried forward	—	$—	59,741,460	$5,974	$14,665,456	$17,252,973	$(3,400,000)	$28,524,403
Repurchase and retirement of treasury stock shares	—	—	(22,000)	(2)	(5,502)	(23,184)		(28,688)
Stock-based compensation	—	—	—	—	344,839	—	—	344,839
Capital contribution	—	—	—	—	300,000	—	—	300,000
Net loss	—	—	—	—	—	(4,357,904)	—	(4,357,904)

Balances, December 31, 2002	—	$—	59,719,460	$5,972	$15,304,793	$12,871,885	$(3,400,000)	$24,782,650

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Operating activities:
Net income (loss)	$(4,357,904)	$3,024,548	10,040,519
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	3,052,883	2,913,388	2,211,143
Amortization of intangibles deferred gains and other non-cash charges	(52,095)	206,813	58,251
Deferred income tax expense	1,595,000	475,000	2,966,000
Stock-based compensation expense	344,839	531,050	578,892
Expenses funded through capital contribution	300,000	292,800	—
Repayment of debt funded through royalty revenue	(1,500,000)	(1,500,000)	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable, trade	(6,459,690)	2,284,091	(1,872,538)
Inventories	392,560	(6,058,923)	(2,374,548)
Prepaid expenses and other current assets	(515,730)	71,850	(104,775)
Deposits on operating leases	—	(1,268,559)	—
Changes in other assets	97,974	(139,942)	—
Note receivable, officer charged to compensation	—	—	287,806
Accounts payable	(2,281,867)	8,717,968	(311,669)
Federal excise taxes payable	1,938,554	(4,639,714)	5,004,827
Accrued expenses	(875,409)	(519,611)	1,150,875
Income taxes payable and refundable taxes	5,999,442	(3,966,515)	(4,496,000)
Net cash flows from (used in) operating activities	(2,321,443)	424,244	13,138,783
Investing activities:
Purchases of property, plant and equipment	(318,615)	(955,091)	(18,572,964)
Proceeds from disposal of property and equipment	20,000	1,852,300	5,102
Acquisition of intangible assets	(98,246)	(321,385)	(332,927)
Deposits on property and equipment	(494,575)	(2,999,266)	(527,065)
Advances to officers	—	(600,000)	—
Net cash flows used in investing activities	(891,436)	(3,023,442)	(19,427,854)

(Continued)

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Financing activities:
Proceeds from capital leases (sale/leasebacks)	$3,339,477	$10,842,731	—
Proceeds from notes payable	4,104,569	—	15,978,000
Payments on long-term debt	(1,526,552)	(4,175,743)	(521,943)
Proceeds from long-term debt	3,000,000	—	1,979,520
Repurchase of treasury stock	(28,688)	—	—
Payments on capital lease obligations	(3,708,622)	(890,652)	—
Net cash flows from financing activities	5,180,184	5,776,336	17,435,577
Deposits to MSA Escrow fund	(5,037,949)	(16,839,125)	(11,605,155)
Change in cash and cash equivalents	(3,070,644)	(13,661,987)	(458,649)
Cash and cash equivalents, beginning of year	3,084,612	16,746,599	17,205,248
Cash and cash equivalents, end of year	$13,968	$3,084,612	$16,746,599
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest expense	$1,838,001	$605,443	$1,581,348
Income taxes	$(8,400,000)	$3,052,516	$8,502,000
Supplemental schedule of non-cash investing and financing activities:
Purchase of fixed assets financed by long-term debt/capital leases	$243,395	$—	$97,772
Warrants issued in connection with patent costs	$—	$—	$69,800
Customer deposit converted to short-term note payable	$—	$—	$6,000,000

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.    Summary of significant accounting policies:

Nature of business:

Star Scientific, Inc. and its subsidiary, Star Tobacco, Inc. (collectively referred to as the “Company” or “Star”) has been engaged since 1990 in the manufacture and sale of tobacco products. Star is also engaged in extensive research and development activities relating to (1) the development of proprietary scientific technology for the curing of tobacco so as to significantly reduce the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily, the tobacco specific nitrosamines (“TSNAs”), for which patents have been issued, (2) the sales, marketing and development of tobacco products that expose adult tobacco users to substantially lower levels of carcinogenic toxins, namely TSNAs, that are sold with enhanced health warnings so that adult tobacco consumers will have the option to make informed choices about the use of tobacco products which pose a range of serious health risks, (3) the sales, marketing and development of very low-nitrosamine non-fermented smokeless tobacco products that also carry enhanced warnings beyond those required by the Surgeon General (in 2001, the Company introduced three new smokeless products, Stonewall™ moist and dry snuffs, and ARIVA™ compressed powdered tobacco cigalett™ pieces), and (4) the manufacture and sale of four discount cigarette brands.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Star Scientific, Inc. and its wholly-owned subsidiary, Star Tobacco, Inc. All intercompany accounts and transactions have been eliminated.

Liquidity and management’s plans:

As discussed in Note 4, during 2001 the Company entered into a Restated Master Agreement with Brown & Williamson Tobacco Corporation (“B&W”) whereby the Company will thereafter generate zero or slightly negative gross margins on its tobacco leaf sales to B&W through 2003. After 2003, Star and B&W will negotiate in good faith to set a purchase price for future leaf tobacco sales. The agreement does contain provisions for the Company to earn royalties from B&W, but all such royalties shall be applied to reduce the Company’s obligation to B&W for the foreseeable future. Additionally, as further discussed in Note 14, the Company makes significant escrow deposits associated with its cigarette sales in the 46 states that are participants in the Master Settlement Agreement (“MSA”) and as required by certain state statutes enacted in conjunction with the MSA. As such, operating cash flows from both tobacco and cigarette sales were significantly reduced in 2001 and the Company incurred a net loss of $4.4 million in 2002.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.    Summary of significant accounting policies (continued):

Liquidity and management’s plans (continued):

In 2002, Management augmented working capital through sale leasebacks and long-term borrowings. Furthermore, in the fourth quarter of 2002, management commenced certain cost-cutting measures designed to improve gross margins, reduce administrative costs and ultimately restore profitability.

On February 18, 2003, the Company entered into an asset purchase agreement (the “Purchase Agreement”) to sell its cigarette business to North Atlantic Trading Company, Inc. (“NATC”). This Purchase Agreement was attached as Exhibit 2.1 to the Current Report on Form 8-K filed by Star on February 18, 2003. The Company will mail to stockholders an information statement at least 20 days prior to closing the transaction.

Effective January 1, 2003, B&W and Star terminated the contract manufacturing agreement, and Star has subsequently manufactured all of its own cigarettes in its Petersburg, Virginia facility. In addition, in February 2003, Star entered into a purchasing agreement for other tobacco from sources other than B&W. Under this agreement, Star is obtaining tobacco at a price which is less expensive than that previously charged by B&W. Overall cigarette manufacturing costs in early 2003 have declined, resulting in an approximate 13% unit cost reduction through March 2003 and anticipated aggregate reduction of 20% thereafter.

Should any additional cost reductions be required, management is prepared to reduce overhead through salary reductions, personnel reductions, salary deferrals, as well as deferring or curtailing certain ARIVA™ marketing costs. In addition, the CEO and principal stockholder, Mr. Williams, has committed to provide between $4.0 to $5.0 million of funds that may be required in connection with April 15, 2003 escrow payments.

Management believes that absent the sale to NATC with existing working capital, its available line of credit and Mr. William’s commitment to fund between $4.0 to $5.0 million of MSA escrow obligations, the Company has adequate resources to satisfy its obligations through January 2004.

Advertising Costs:

Advertising costs are expensed as incurred and are included in marketing and distribution expenses. For the years ended December 31, 2002, 2001 and 2000, advertising costs were $384,000, $329,000, and $197,000, respectively.

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.    Summary of significant accounting policies (continued):

MSA Escrow fund:

Cash deposits restricted pursuant to the MSA (Note 14) are reflected as a non-current asset in the accompanying balance sheets. All interest earned on this account is unrestricted and reflected in current earnings.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to distributors and retail customers. Management performs continuing credit evaluations of its customers’ financial condition and does not require collateral.

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are written off to bad debt expense. The allowance for doubtful accounts contains a general accrual for remaining possible bad debts. The allowance for doubtful accounts at December 31, 2002 and 2001 was $47,547 and $31,166, respectively. Based on the information available to us, we believe the allowance for doubtful accounts as of December 31, 2002 is adequate. However, actual write-offs might exceed the recorded allowance.

Inventories:

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The Company has classified $2,400,000 of tobacco leaf inventories as a non-current asset as these amounts are not expected to be processed or used in operation during 2003.

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

Intangibles:

Intangibles consist primarily of patents, which are amortized using the straight-line method

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

over a period of 17 years once the patent has been granted. The Company has deferred costs aggregating approximately $355,921 for patents pending as of December 31, 2002.

1.    Summary of significant accounting policies (continued):

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

Employee stock-based compensation:

The Company has adopted the accounting provisions of Statement of Financial Accounting Standards No. 123 – Accounting for Stock-Based Compensation (“FAS 123”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options).

Impairment of long-lived assets:

The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the estimated future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value.

Segment reporting:

The Company has operations in two business segments and, as a result, has adopted Statement of Financial Accounting Standards No. 131—Disclosures about Segments of an Enterprise and Related Information (“FAS 131”). FAS 131 establishes standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has identified these segments based on the nature of business conducted by each. The identifiable segments are 1) the manufacture and sale of discount cigarettes and smokeless tobacco products to

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

wholesalers, and 2) the sale of tobacco cured utilizing the technology to which the Company is the exclusive licensee and royalties thereon. This second segment also includes costs incurred in the research and development of methods of manufacturing less toxic and potentially less harmful tobacco products.

1.    Summary of significant accounting policies (continued):

Effect of recent accounting pronouncements:

FASB Statement No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure (Statement 148)

During December 2002, the Financial Accounting Standards Board (FASB) issued Statement 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB Statement 123 Accounting for Stock-Based Compensation (Statement 123). Statement 148 also amends and augments the disclosure provisions of Statement 123 and Accounting Principles Board Opinion 28 Interim Financial Reporting to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transitions standards and disclosure requirements of Statement 148 are effective for fiscal years and interim periods ending after December 15, 2002.

The Company has already adopted the accounting provisions of Statement 123, and therefore, the adoption of this standard has no impact on the Company’s financial statements.

FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45)

During November 2002, the FASB issued Interpretation 45. Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under FASB Statement 5 Accounting for Contingencies. In addition Interpretation 45, requires significant new disclosures for all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002. The Company has no guarantees, either direct or indirect, and therefore adoption of this standard has no impact on the Company.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.    Summary of significant accounting policies (continued):

Effect of recent accounting pronouncements (continued):

FASB Statement 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (Statement 145)

During April 2002, the FASB issued Statement 145. Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of Statement No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in Accounting Principles Board Opinion No. 30 Reporting the Results of Operations. In the absence of Statement No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. Statement 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. Adoption of this standard is not anticipated to have a significant effect on the Company’s results of operations in the future.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.    Summary of significant accounting policies (continued):

Effect of recent accounting pronouncements (continued):

FASB Statement No.146 Accounting for Costs Associated with Exit or Disposal Activities (Statement 146)

During July 2002, the FASB issued Statement 146. Statement 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 requires the recognition of a liability for costs associated with exit or disposal activities when the liability is actually incurred. Under EITF 94-3, such costs were generally recognized in the period in which an entity committed to an exit plan or plan of disposal. While both standards covered costs associated with one-time termination benefits (e.g. severance pay or stay-bonus arrangements), Statement 146 provides standards that provide for the timing of recognition of these types of benefits. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002.

Management’s plans with regard to the anticipated sale of assets to National are disclosed in Note 1. This sale of assets would require the application of FAS 146. In connection with the adoption of this standard, any liabilities incurred in connection with the disposition of the cigarette division will be recognized when incurred. FAS 146 has no impact on the financials as presented herein.

Net income (loss) per common share:

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding.

Diluted earnings (loss) per share is computed assuming conversion of all potentially dilutive stock options and warrants. Potential common shares outstanding are excluded from the computation if their effect is antidilutive. In 2002, diluted earnings (loss) per share is considered to be the same as basic earnings per share since the effect of all options outstanding is anti-dilutive.

Revenue Recognition:

Revenue is recognized when tobacco products are delivered to customers and title passes. The Company also records appropriate provisions for uncollectible accounts and credit for returns. In connection with its leaf segment, the Company currently sells low-TSNA StarCured™ tobacco to Brown & Williamson Tobacco Corporation at a price approximately equivalent to its purchase price. The Company is the primary obligor to the farmers, from whom the tobacco is purchased, and has general inventory risk. Due to these factors, and others, the Company records tobacco leaf sales and the related cost of sales at gross amounts. Royalty revenues are recognized when earned.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.    Summary of significant accounting policies (continued):

Shipping costs:

Shipping costs are included in marketing and distribution expenses and aggregated approximately $1,237,000, $1,650,000 and $2,700,000 in 2002, 2001 and 2000, respectively.

2.    Inventories:

Inventories consist of the following:

	2002	2001
Tobacco leaf	$3,317,244	$7,575,307
Raw materials	528,943	853,418
Packaging materials	1,466,369	1,148,564
Finished goods	3,898,962	2,426,789

	$9,211,518	$12,004,078

Tobacco leaf inventories not anticipated to be used in operations in 2003 aggregated $2,400,000 at December 31, 2002 and are classified as a non-current asset.

3.    Property, plant and equipment:

Property, plant and equipment consists of the following:

	2002	2001
Land	$159,879	$172,572
Buildings	345,134	345,134
Leasehold improvements	1,367,013	1,182,960
Tobacco curing barns	19,788,102	19,899,247
Machinery and equipment	6,549,543	4,057,011
Office and sales equipment	1,329,358	1,260,621
	29,539,029	26,917,545
Less accumulated depreciation	(8,186,046)	(5,340,159)

	$21,352,983	$21,577,386

During 2002 and 2001, the Company entered into several sale-leaseback transactions (see Note 6). Tobacco curing barns noted above include both owned and leased barns as follows:

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001
Tobacco curing barns owned	$7,515,487	$9,219,342
Tobacco curing barns under capital lease obligations	12,272,615	10,679,905

	$19,788,102	$19,899,247

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

3.    Property, plant and equipment (continued):

Amortization associated with these leased barns was $1,555,906 and $759,008 in 2002 and 2001, respectively, and is included in depreciation and amortization in the accompanying statements of operations.

Idle equipment consists of equipment for a new product line that has not yet been placed in service and “burley” tobacco curing barns currently not in use. The Company anticipates the equipment to be placed in service during 2003. The Company expects to continue its research regarding burley tobacco during the 2003 growing season. Based on the results of the research, the Company will make a determination of the further use of these barns. The Company could retrofit these barns to allow for the curing of flue-cured tobacco at minimal costs.

4.    Long-term supply agreement/major customer information:

During October 1999, the Company entered into an agreement (the “Master Agreement”) with Brown & Williamson Tobacco Corporation, (“B&W”), the third largest tobacco company in the U.S., and the largest affiliate of British American Tobacco, PLC, the second largest tobacco company in the world. Under the agreement, B&W agreed to purchase quantities of the Company’s low nitrosamine tobacco leaf (StarCured™ tobacco) and evaluate the potential for that tobacco in the marketplace. Additionally, B&W agreed to finance the purchase/construction of tobacco curing barns to assist the Company in its production of low nitrosamine tobacco products to be marketed by the Company, B&W and others in the industry (see Note 5 regarding financing provided). Tobacco leaf sales to B&W were approximately $36,100,000, $34,500,000 and $45,500,000 in 2002, 2001 and 2000, respectively.

In April 2001, the Company and B&W entered into a Restated Master Agreement and related agreements. Key provisions of the agreements, which restate and supercede the prior agreement, are as follows:

•	B&W took over all aspects of the sales of Advance®, the branded low-nitrosamine cigarette that was jointly developed by the Company and B&W, in return for the payment of a royalty to Star on each carton of Advance® sold by B&W. As of September 2002, Star was permitted to produce and sell its own brand of low-TSNA cigarette but is prohibited from participating in the development or manufacture of low-nitrosamine cigarettes with any US Tobacco company, other than B&W, for a period of three years.

•	B&W agreed to purchase 15,000,000 pounds per year of StarCured™ Tobacco from Star in 2001, 2002, and 2003 at an agreed-upon price with the right to purchase additional tobacco in future years.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

4.    Long-term supply agreement/major customer information (continued):

•	Interest-bearing loans of $4,500,000 previously granted by B&W to Star were converted to non-interest bearing indebtedness and the maturity date of all loans (including previously granted non-interest bearing loans) was extended to January 2005 initially, and later until June 2005 (see Note 5). Intervening repayments of such indebtedness are to be effected through the tobacco purchase royalties noted above. When the debt has been reduced to less than $10,000,000, certain liens on the assets securing the loans will be released. Because these loans are to be repaid through future revenues, interest is not imputed.

•	Hard Tobacco Agreement. This agreement outlines test marketing and a purchase right granted to B&W associated with Star’s compressed powdered tobacco cigalett™ pieces which are designed to dissolve completely in the mouth without leaving any residue. Under the agreement, B&W would pay Star a royalty of $0.50 for each pack sold during the test market and ten-year exclusivity period, reduced by 50% subsequent to that period. Provided satisfactory test marketing is achieved, the term of the agreement is ten years, automatically renewable for seven successive ten-year periods.

•	Other Low-TSNA Tobacco Royalty Agreement. In recognition of patents to which the Company is the exclusive licensee, B&W agreed to pay royalties on low nitrosamine tobacco other than StarCured™ tobacco purchased by B&W in the amount of $1,500,000 in each of 2001 and 2002. Should any patent litigation (currently Star is suing R.J. Reynolds for infringement of its low-TSNA patent) result in a final judgment requiring royalty payments by one or more of the other three largest tobacco manufacturers (other than B&W), or if Star enters into a licensing agreement with one of the other three largest tobacco manufacturers, B&W will then pay Star a royalty on other low-TSNA tobacco and StarCured™ tobacco at a rate equal to one-half of that royalty rate. Absent establishing that royalty rate, there will be no further royalty payments by B&W to Star under this agreement. The 2001 and 2002 royalties were used to reduce the indebtedness to B&W. To the extent additional royalties are earned, they will be paid first in debt reduction and then in cash.

•	Amendment to Restated Loan Agreement. In addition to provisions noted above, forgiveness of any loan balances due B&W would be granted upon satisfactory completion of the hard tobacco market test, 50% of the then outstanding indebtedness, and forgiveness of the remainder of the

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

indebtedness upon the introduction of the hard tobacco cigalett™ by B&W into retail outlets in at least 15 states.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

4.    Long-term supply agreement/major customer information (continued):

•	Trademark license and Royalty Agreement. A license subject to a license fee of an initial $0.40 per carton was granted to B&W in connection with B&W’s sale and manufacture of low-TSNA Cigarettes (specifically, Advance®). A royalty-free exclusive right and license was also granted to B&W for the use of StarCure™ Inside or StarCured™ Mark for B&W branded tobacco products. Royalties are to be offset against the loans payable to B&W until such time as the debt is repaid and then will be paid in cash.

•	In connection with the sale-leasebacks discussed in Note 6, B&W agreed to release collateral associated with assets subject to those sale-leasebacks, provided 4/14’s of the proceeds of the sale-leasebacks were remitted to B&W and used to reduce outstanding debt.

5.    Notes payable and long-term debt:

Notes payable:

Notes payable consists of borrowings under a $7,500,000 revolving line of credit agreement with interest payable monthly at the prime rate plus 0.5%. Borrowings under the line of credit are limited to 80% of eligible accounts receivable, as defined. The agreement places restrictions on new debt and the Company’s ability to further pledge its assets and stipulates a minimum fixed charge coverage ratio, as defined. Borrowings under the line of credit are secured by substantially all assets of Star Tobacco, Inc. not otherwise pledged. As of December 31, 2002, the Company had borrowings of $4.1 million under the revolving line of credit at an interest rate of Prime plus 0.5%, which was an effective rate of approximately 5.25%. There were no outstanding borrowings at December 31, 2001. The line of credit matures in 2005.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

5.    Notes payable and long-term debt (continued):

Long-term debt consists of the following:

	2002	2001
Note payable due B&W, collateralized by tobacco curing barns, tobacco leaf inventory, and intellectual property; non-interest bearing until 2005 payable via royalties earned and possible debt forgiveness, as defined, (See Note 4) through June 2005, thereafter payable in 60 monthly installments with interest at prime plus 1%. (a)	$21,382,606	$23,744,990

Promissory note payable, collateralized by certain tobacco curing barns; payable in monthly installments of $105,720 through December 2003 and $86,500 through September 2004, including interest at 10.04%, with the remaining principal and interest payable in full in October 2004.	2,335,833	—

	23,718,439	23,744,990

Less current maturities	2,151,221	775,210

	$21,567,218	$22,969,780

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

The future maturities of long-term debt without regard to potential royalty or forgiveness reductions, are as follows:

Year ending December 31
2003	$2,151,221
2004	1,291,371
2005	4,055,169
2006	4,055,169
2007	4,055,169
Thereafter	8,110,340

$23,718,439

(a)	Includes previously accrued and imputed interest at December 31, 2002 and 2001 of $270,733.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

6.    Lease obligations:

Sale/leaseback transactions:

During 2002 and 2001, the Company entered into several sale-leaseback transactions in which the Company retained substantially all use of the property sold. As such, gains and losses associated with those transactions, which aggregated approximately $154,000 and $495,000 of gains in 2002 and 2001 respectively, and $68,000 of losses in 2001, have been deferred and are being amortized in proportion to the amortization of the leased assets. Net amortization of these gains and losses approximated $169,000 and $35,000 in 2002 and 2001, respectively.

The tobacco curing barns subject to the capital leases are discussed in Note 3. The agreements provide for total monthly payments of approximately $425,000 expiring through 2006 and are collateralized by the tobacco curing barns.

Future minimum lease payments under capital leases are as follows:

Year ending December 31,
2003	$5,105,916
2004	4,349,540
2005	1,236,978
2006	126,070
Imputed interest	(1,066,865)

$9,751,639

Operating leases:

The Company leases manufacturing machinery and equipment under a non-cancelable operating lease agreement for approximately $55,000 per month. The agreement, which provided for a $1,268,559 security deposit (included in other assets in the accompanying 2002 balance sheet), has four years remaining on a five-year term.

The Company also leases certain of its office and warehouse facilities and various vehicles and minor operating equipment under non-cancelable operating leases for approximately $77,000 per month; expiring through 2010.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

6.    Lease obligations (continued):

Operating leases (continued):

The following represents the future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2002.

Year ending December 31,
2003	$1,308,315
2004	1,085,553
2005	1,085,553
2006	975,683
2007	426,333
Thereafter	1,558,802

$6,440,239

Rent expense for all operating leases was approximately $2,376,000, $2,096,000 and $1,553,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

7.    Stockholders’ equity:

Preferred stock:

Class A:

The Company has authorized 4,000 shares of $.01 par value Class A Convertible Redeemable preferred stock. Each share of the Preferred Stock is convertible into 80 shares of common stock of the Company at the option of the holder and has voting rights equal to the number of common shares issuable if converted. The Preferred Stock has the right to share in dividends declared on the Company’s common stock and has certain liquidation preferences. No Class A preferred shares are outstanding.

Series B:

The Company has authorized 15,000 shares of $.01 par value Series B Preferred Stock. The stock was convertible into common stock at the holders’ option prior to December 31, 2002 at 3,280 shares of common for each share of Series B Preferred. Holders of Series B Preferred Stock were entitled to 500 votes for each share held. During 1999, holders of all of the 14,084 shares of Series B Preferred Stock converted their shares to common. No Series B preferred shares are outstanding.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

7.    Stockholders’ equity (continued):

Common stock:

During 2001, the Company reduced the par value of its authorized common stock from $.01 per share to $.0001 per share.

Common stock warrants:

Common stock warrants issued, redeemed and outstanding during the years ended December 31, 2002 and 2001 are as follows:

	Number	Weighted Average Exercise Price Per Share
Issued during 1998 pursuant to private placements of stock and outstanding January 1, 2000	976,880	$2.00
Exercised during 2000	(976,880)	(2.00)
Outstanding and exercisable at December 31, 2000, 2001 and 2002	—	$—

Stock option plans:

The Company has adopted a 1998 Stock Option Plan and a 2000 Equity Incentive Plan (the “Plans”) which provide for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. The Plans provide for grants of both qualified and non-qualified stock options to purchase up to 8,000,000 shares at a purchase price equal to the fair market value on the date of grant in the case of qualified options granted to employees.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

7.    Stockholders’ equity (continued):

Stock option plans (continued):

Common stock options and warrants issued, redeemed and outstanding during the years ended December 31, 2002, 2001 and 2000 are as follows:

	Number	Weighted Average Exercise Price Per Share
Outstanding January 1, 2000	3,258,406	$2.17
Options issued during 2000	1,200,000	2.17

Warrants issued during 2000 to patent counsel	210,526	2.38
Options exercised during 2000	(15,000)	(1.66)
Options forfeited or expired during 2000	(33,406)	(8.56)

Outstanding December 31, 2000	4,620,526	2.84
Options forfeited or expired during 2001	(300,000)	(7.00)
Options issued during 2001	719,236	2.23

Options and warrants outstanding at December 31, 2001	5,039,762	$2.23
Options forfeited or expired during 2002	(337,736)	(2.07)
Options issued during 2002	695,000	1.62

Options and warrants outstanding at December 31, 2002*	5,397,026	$2.42

*	535,526 options were issued outside of the Plans.

The following table summarizes information for options and warrants outstanding and exercisable at December 31, 2002.

	Options and Warrants Outstanding			Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number	Weighted Avg. Exercise Price
$1.00-2.00	2,905,000	7.33 yrs.	$1.68	2,901,500	$1.68
2.01-3.00	1,282,026	6.97 yrs.	2.39	1,250,776	2.39
3.01-4.00	1,085,000	6.92 yrs.	3.82	871,305	3.79
4.01-5.00	125,000	6.13 yrs.	4.18	125,000	4.18

$1.00-5.00	5,397,026	7.31 yrs.	$2.42	5,148,581	$2.32

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

7.    Stockholders’ equity (continued):

Stock option plans (continued):

Weighted average grant date fair values are as follows:

	Number of Options	Exercise Price	Grant date fair value
2002
Exercise price:
Equals market	570,000	$1.51	$.27
Exceeds market	25,000	1.10	$.16
Less than market	100,000	2.40	$.53

2001
Exercise price:
Equals market	99,000	$1.92	$.24
Exceeds market	547,500	$2.21	$.29
Less than market	35,000	$3.02	$.51

2000
Exercise price equals market	1,110,526	$3.64	$.62

The fair value of options were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Expected life of options	3.07 years	2.53 years	2.25 years
Risk free interest rate	3.76%	4.14%	6.24%
Expected volatility	50%	50%	50%
Expected dividend yield	0%	0%	0%

Total stock-based compensation (stock, stock options and warrants) cost recognized is as follows:

	2002	2001	2000
Employee	$181,275	$282,648	$258,166
Non-employee consultants and directors	163,564	248,402	320,726

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Patent costs (capitalized)	—	—	69,800

	$344,839	$531,050	$648,692

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

8.    Earnings per share:

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2002	2001	2000
Net income (loss)	$(4,057,904)	$3,024,548	$10,040,519

Denominator for basic earnings per
share-weighted average shares	59,729,315	59,741,460	59,008,127
Effect of dilutive securities:
Stock options outstanding(a)	399,802	650,686	1,636,934

Denominator for diluted earnings per share—weighted average shares adjusted for dilutive securities	60,129,117	60,392,426	60,645,061

Earnings (loss) per common share—basic	$(.07)	$.05	$.17

Earnings (loss) per common share—diluted	$(.07)	$.05	$.17

(a)	Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	2002	2001	2000
Stock options	4,606,140	4,724,410	3,023,066

9.    Income taxes:

Net deferred tax assets and liabilities consist of the following:

	2002	2001
Deferred tax assets:
Net operating loss carryforwards (subject to annual limitation)	$2,840,000	$330,000
Expenses not currently deductible	240,000	50,000
Tax Credits	350,000	—
Other	91,000	45,000

	3,521,000	425,000

Deferred tax liabilities:
Differing bases in property, plant and equipment for tax and financial reporting purposes	(1,632,000)	(1,480,000)
MSA payments deducted for tax reporting purposes	(12,539,000)	—

	(14,171,000)	(1,480,000)

	$(10,650,000)	$(1,055,000)

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

9.    Income taxes (continued):

Net deferred tax assets and liabilities are reflected in the accompanying balance sheets as follows:

	2002	2001
Current asset	$1,461,000	$50,000

Non-current liability	$12,111,000	$1,105,000

Income tax expense (benefit) consists of the following:

	2002	2001	2000
Current expense (benefit):
Federal	$(2,722,000)	$1,309,000	$3,420,000
State	(468,000)	200,000	630,000

	(3,190,000)	1,509,000	4,050,000
Deferred expense	1,595,000	475,000	2,966,000

	$(1,595,000)	$1,984,000	$7,016,000

During 2002, the Company submitted to the IRS a request for a Private Letter Ruling that would confirm the deductibility of funds placed in escrow under the MSA. Based on the rationale set forth in its Letter Ruling request, the Company took a deduction for escrow expenses in its IRS return for 2001, and sought a refund for prior year payments. During the fourth quarter of 2002, the Company received $8.4 million in Federal and State refunds relating to such payments, $8 million of which was applied to increase deferred tax liabilities since these payments are not deductible for financial reporting purposes and were not considered in the 2001 tax accrual.

The provision for income tax expense varies from that which would be expected based upon applying the statutory federal rate to pre-tax accounting income as follows:

	2002	2001	2000
Statutory federal rate	34%	34%	34%
Non-deductible compensation for stock options and grants	(4)	3	2
State tax provision, net of federal benefit	—	4	5
True-up of prior year taxes	(3)	—	—

	27%	41%	41%

At December 31, 2002 the Company had a net operating loss carryforward of approximately $764,000, which expires from 2003 through 2009. As a result of previous changes in the Company’s ownership, the net operating loss carryforward utilization is limited to $116,320 annually. Furthermore there were an additional $4,500,000 and $871,000, respectively, in federal and state net operating loss carryforwards, respectively, that expire in 2022.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

10.    Related party transactions:

The Company has entered into certain transactions with companies and trusts that are owned by members of management and stockholders. The following is a summary of the significant related party transactions for the years ended December 31, 2002, 2001 and 2000.

	2002	2001	2000
Business travel—aircraft expense	$656,310	$258,992	$191,680
Legal fees(c)	$123,926	$1,099,559	$1,946,159
Advances to officer outstanding(a)(d)	$800,000	$800,000	$800,000
Collection of advance funded through compensation expense	$—	$—	$287,806
Note receivable, officer (d)
(See Note 14—Employment Agreement)	$2,000,000	$2,000,000	$2,000,000
Notes receivable, officers(d)(f)	$600,000	$600,000	$—
Interest receivable on stock note receivable officers(b)	$213,555	$119,419	$285,303
Interest income on officer notes and advances	$98,003	$185,030	$190,914
Consulting fees paid to organization controlled by an officer/director(e)	$—	$96,000	$96,000
Tobacco purchases from/ commissions paid to organization controlled by an officer/director for processing tobacco	$—	$—	$1,688,896
Tobacco sales to an organization controlled by an officer/director	$—	$—	$709,478
Consulting fees paid to directors	$66,000	$25,000	$142,000
Legal fees(g)	$251,882	—	—

(a)	Unsecured note receivable due from officer, bearing interest at the lowest federal applicable rate. 1999 note collected in 2000 via compensation reduction; 2000 note matured December 31, 2002 and was repaid subsequent to year-end.
(b)	Included in prepaid expenses and other current assets in the accompanying balance sheets.
(c)	The Company paid legal fees to Paul Hastings, Janofsky & Walker LLP with respect to various legal matters. An executive officer of the Company was until March 31, 2001 senior counsel and a former partner of such firm but received no compensation from the firm for work undertaken on behalf of the Company.
(d)	Presented as a reduction in stockholders’ equity in the accompanying balance sheets.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(e)	Consulting fees paid to Chayet Communications, Inc. for communications consulting, which ended December 31, 2001.
(f)	Due August 2005, interest at the lowest federal applicable rate due annually.
(g)	The Company paid legal fees to McSweeney & Crump, P.C. with respect to various legal matters. Mr. McSweeney was elected to the Board of Directors in January 2002 and resigned from the Board in February 2003.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

10.    Related party transactions (continued):

Effective January 1, 1998, Star entered into an exclusive license agreement with Regent Court Technology, LLC, of which the Company’s founder, Chief Executive Officer and the Company’s largest shareholder, and the beneficiary of the O’Donnell Trust, which is the Company’s second largest stockholder, are the owners. Pursuant to this license agreement, Star has the exclusive world-wide rights to produce and sell tobacco products with low-TSNA tobacco and to sublicense that technology to third parties. In connection with this agreement, Star is obligated to pay royalties equal to 2% of all product sales (less certain costs incurred by the Company) and 6% of any royalty income earned from sublicensing (less certain costs incurred by the Company). Since the costs incurred by the Company were in excess of the royalty obligations there were no royalties due under this agreement for 2002, 2001 or 2000.

11.    Employee benefit plan:

The Company is the sponsor of a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 15% of their annual compensation. The Company may make an annual discretionary contribution. The Company made contributions of approximately $249,000, $192,000 and $79,000 in 2002, 2001 and 2000, respectively.

12.    Segment reporting:

The Company’s reportable segments are strategic business units that offer different products and have separate management teams. Commencing in 2000, these segments are 1) the manufacture and sale of discount cigarettes and smokeless tobacco products and 2) the sale of tobacco cured using licensed technology. Financial information by business segment is as follows:

	2002
	Leaf Tobacco	Discount Cigarettes and Smokeless Tobacco Products	Consolidated
Sales	$37,578,645	$120,613,445	$158,192,090

Cost of sales	38,947,396	38,068,448	$77,015,844
Excise taxes	—	54,457,722	54,457,722

Gross profit (loss)	($1,368,751)	$28,087,275	$26,718,524

Depreciation	2,467,016	585,867	$3,052,883

Research and development	976,110	—	$976,110

Property and equipment	19,597,214	1,755,769	$21,352,983

Capital expenditures	249,263	69,352	$318,615

Total assets	34,421,167	54,877,445	$89,298,612

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

12.    Segment reporting (continued):

	2001
	Leaf Tobacco	Discount Cigarettes and Smokeless Tobacco Products	Consolidated
Sales	$35,979,030	$138,804,393	$174,783,423

Cost of sales	37,078,541	42,469,939	$79,548,480
Excise taxes	—	58,822,304	58,822,304

Gross profit (loss)	$(1,099,511)	$37,512,150	$36,412,639

Depreciation	2,433,269	480,119	$2,913,388

Research and development	3,800,959	284,845	$4,085,804

Property and equipment	20,257,444	1,319,942	$21,577,386

Capital expenditures	861,792	93,299	$955,091

Total assets	33,596,298	45,742,722	$79,339,020

	2000
	Leaf Tobacco	Discount Cigarettes and Smokeless Tobacco Products	Consolidated
Sales	$46,224,079	$176,827,101	$223,051,180

Cost of sales	42,092,907	51,858,627	$93,951,534
Excise taxes	—	83,591,686	83,591,686

Gross profit (loss)	$(4,131,172)	$41,376,788	$45,507,960

Depreciation	1,771,633	439,510	$2,211,143

Research and development	1,702,310	—	$1,702,310

Property and equipment	25,654,681	1,746,279	$27,400,960

Capital expenditures	18,357,023	313,713	$18,670,736

Total assets	27,671,956	41,795,280	$69,467,236

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

13.    Fair value of financial instruments, concentrations and credit risk:

Fair value of financial instruments:

The estimated fair value of cash and cash equivalents, trade receivables, MSA Escrow funds, short-term debt and trade payables approximate the carrying amount due to their short-term nature or variable interest component. The estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

The estimated fair value of long-term debt at December 31, 2002, is summarized as follows:

	2002
	Carrying Amount	Estimated Fair Value
Notes payable	$23,718,439	$20,855,833

Differences between fair value and carrying amount are primarily due to instruments that provide fixed interest or zero interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates.

Concentrations:

Star had tobacco leaf sales to a major domestic tobacco company (B&W) which represented approximately 24%, 21% and 21% of net sales in 2002, 2001 and 2000, respectively in the leaf segment. Star had purchases from this same company which represented 53%, 54% and 32% of cost of sales in 2002, 2001 and 2000, respectively. The Company also borrowed $15,950,000 in 2001 from this same company to finance property, plant and equipment acquisitions (see Notes 4 and 5).

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

13.    Fair value of financial instruments, concentrations and credit risk (continued):

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

14.    Commitments, contingencies, and other matters:

Obligations under master settlement agreement:

In November 1998, 46 states (the “Settling States”) and several U.S. territories entered into the “Master Settlement Agreement to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a nonparticipating manufacturer, the Company is required to satisfy certain purported escrow obligations under statutes that the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called “level playing field” statutes, or qualifying statutes, require nonparticipating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such nonparticipating tobacco manufacturers. Under these statutes the Company is obligated to place an amount equal to $1.88 per carton for 1999, $2.09 in 2000, $2.72 for 2001 and 2002, $3.35 for 2003 through 2006 and $3.77 thereafter, in escrow accounts for sales of cigarettes occurring in the prior year in each such state. An inflation adjustment is also added to these deposits at the higher of 3% or the Consumer Price Index each year. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the settling states. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. Also, absent some accommodation as to the escrow amounts, the failure to place the required amounts in escrow could result in penalties to the Company and potential restrictions on its ability to sell cigarettes within particular states.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

14.    Commitments, contingencies, and other matters (continued):

Obligations under master settlement agreement (continued):

Because all of the MSA states have passed the so-called “level playing field” statutes, the Company expects that a material portion of its cigarette sales will continue to be subject to such purported escrow obligations. Star’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

As of January 1, 2001, all 46 MSA states had adopted model “level playing field” statutes. As noted above, under these statutes, the Company is required to place funds in escrow for each cigarette carton sold in a state that is a member of the MSA. After funding escrow accounts for 2001 sales, the Company has deposited approximately $33.5 million into escrow. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has, under protest, been required to make additional escrow deposits related to sales of the Company’s cigarettes subsequently made by the Company’s direct customers in other states (“indirect sales”). To date, the Company has made approximately $4,500,000 in escrow payments in connection with indirect sales that occurred in 1999, 2000 and 2001. The Company has received demands for additional escrow payments after making its escrow payments for 2001 and expects that it will continue to be subject to additional escrow obligations related to indirect sales that occurred from 1999 through 2001. However, the demands with regard to potential indirect sales have been suspended as a result of a standstill agreement and ongoing negotiations with the National Association of Attorneys General, as discussed in further detail below. The Company is not presently able to estimate the total amount of this obligation, which will depend on a number of factors, including a determination of the amount of indirect sales in particular states and a determination of whether the Company is obligated to escrow funds for all products it manufactured and sold, including product manufactured by B&W under its recently terminated contract manufacturing agreement with the Company, or only product the Company manufactured at its Petersburg, Virginia facility. If the Company is only required to make escrow payments for cigarettes it manufactured at its Petersburg, Virginia facility, it could have potential obligations to B&W for additional costs that B&W incurred for producing cigarettes under the manufacturing agreement with the Company. Under either scenario, the amount of any additional obligation would be material and may require the Company, among other things, to raise additional funds to meet such obligations. All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

14.    Commitments, contingencies, and other matters (continued):

Obligations under master settlement agreement (continued):

In addition to the “level playing field” statutes, a number of states have recently enacted statutes that require nonparticipating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact on its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

14.    Commitments, contingencies, and other matters (continued):

Obligations under master settlement agreement (continued):

In May 2002, the Company entered into negotiations with representatives of the National Association of Attorneys General (“NAAG”) regarding terms under which Star could become a Subsequent Participating Member of the MSA and resolve all currently contested issues relating to the MSA and state Qualifying Statutes, including its constitutional challenge to the MSA. In connection with those discussions, a Standstill Agreement was negotiated that provides that during the standstill period, the Settling States that executed the Agreement will not initiate any enforcement action against the Company relating to any claims for additional escrow funding and the compliance with state qualifying statutes, and the Company will not initiate any new actions against those Settling States. The Standstill Agreement was executed by 29 of the 46 Settling States and by Puerto Rico, and by its terms extended through July 23, 2002. Although the Standstill Agreement has not been formally extended, the parties have continued negotiations, and neither the Settling States that signed the Standstill Agreement nor the remaining Settling States have initiated any enforcement action against the Company. The Company and NAAG are continuing the negotiation of a comprehensive settlement under which Star would remain a non-participating manufacturer under the MSA and issues as to the funding of the escrow for the period 1999-2001 would be resolved, as would the amount of escrow owing for 2002. Under the settlement as presently proposed, it is anticipated that the Company would have April 15, 2003 escrow obligations of between $4 and $5 million initially for sales made during calendar year 2002 and a net obligation of between $3.5 to $4.0 million calculating maximum payment requirements for sales in certain MSA states under the state qualifying statutes. Also, such a comprehensive settlement would result in Star contributing approximately $10 million of its previously escrowed funds toward that settlement. Any such contributions will be charged as an expense to the income statement in the period when paid. Although settlement is anticipated to occur in 2003, if a comprehensive settlement agreement is not reached with the NAAG, then the demands for additional escrow would be significantly higher, both for the 1999-2001 period, as well as for the 2002 sales, and would likely require the Company, among other things, to raise additional funds to meet these obligations or to use significant portions of the proceeds from the anticipated closing of the NATC transaction to meet such obligations.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

14.    Commitments, contingencies, and other matters (continued):

Other litigation:

In May 2001, the Company filed a patent infringement action against R. J. Reynolds Tobacco Company (“RJR”) in the United States District Court for Maryland, Southern Division to enforce the Company’s rights under U.S. Patent No. 6,202,649 (`649 Patent). On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the `649 Patent, which is at issue in the first lawsuit against RJR. Shortly after filing its second lawsuit, the Company filed a motion to consolidate the two patent infringement lawsuits in the United States District Court for Maryland. This motion was granted on August 26, 2002 and the court thereafter set a fact discovery deadline of January 31, 2003, a period for expert discovery through March 15, 2003 and the filing of dispositive motions by March 31, 2003. The parties recently completed fact and expert discovery, and submitted a joint stipulation under which dispositive motions will be filed by April 28, 2003 and briefing on such motions will be completed by June 20, 2003. That stipulation was entered as an order by the Court on March 17, 2003. While a trial date has not yet been set, the Company anticipates that the consolidated lawsuits will proceed to trial before the end of 2003.

In June 2001, RJR filed a complaint against the Company for declaratory judgment in the United States District Court for the Middle District of North Carolina. In that case, RJR sought a judgment declaring that the ‘649 patent has not been infringed and that the patent is invalid. The Company filed a motion to stay, dismiss or transfer the North Carolina action, given the earlier filing in the Maryland District Court. The Court on October 3, 2001 granted the Company’s motion in part and the North Carolina case is now stayed.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

14.    Commitments, contingencies, and other matters (continued):

Other litigation (continued):

In July 2001, Harry Powell filed a lawsuit against Star in San Diego County Superior Court, pursuant to California Business and Professional Code Section 17200. Plaintiff alleges that Star failed to fully comply with California’s qualifying statute, despite the fact that Star deposited approximately $882,000 into escrow for sales of cigarettes in California in 2000. Star moved to dismiss the complaint on the basis that any determination as to deposits into escrow rested with the Attorney General’s office. In response to an inquiry from the Court, the Attorney General’s office indicated that it does not intend to intervene in the case and that if it turns out that it has any dispute with Star over its escrow obligation it would raise this with Star and give it a reasonable opportunity to make any additional deposit required, before taking any action against it. Based on the response from the Attorney General’s office, Star moved to dismiss the action or stay the case, after which the case was stayed pending the issuance of regulations by the Attorney General’s office. In February 2003, the Court set a case management conference for May 2, 2003, given the ongoing settlement discussions regarding Star’s liability under the qualifying statutes.

On June 28, 2002, Philip Morris filed a declaratory judgment action against the Company in the United States District Court for the Eastern District of Virginia, Richmond Division. The Complaint sought a declaration of non-infringement and patent invalidity and unenforceability with respect to the `649 patent. On July 29, 2002, the Company filed a motion to dismiss that lawsuit on the basis that no actionable controversy exists between the companies. After full briefing and oral argument, the United States District Court on September 11, 2002, dismissed Philip Morris’ lawsuit. Philip Morris did not appeal the decision by the District Court.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

14.    Commitments, contingencies, and other matters (continued):

Other litigation (continued):

Since the introduction of ARIVA™, three citizen petitions have been filed with the FDA seeking to have ARIVA™ regulated as a food and/or a drug product under the Federal Food, Drug and Cosmetic Act. On May 1, 2002 the Company, through counsel, filed responses to two of these petitions, and on June 13, 2002, filed a response to the third petition. The Company has also filed responses to other comments filed with the FDA in certain of these dockets, including comments filed by certain state Attorneys General. The Company’s legal team is headed by former U.S. Solicitor General Charles Fried, Esquire and by FDA attorneys from McDermott, Will & Emery; Paul, Hastings, Janofsky & Walker LLP and Bergeson & Campbell, P.C. In the responses counsel concluded that the petitions are factually flawed and without merit, because ARIVA™ does not fit the definition of a food or a drug under the Federal Food, Drug and Cosmetic Act. Furthermore, because ARIVA™ is a customarily marketed smokeless tobacco product that is intended to provide tobacco satisfaction and is licensed by the Tax and Trade Bureau (formerly the Bureau of Alcohol, Tobacco and Firearms), the FDA lacks jurisdiction to regulate ARIVA™ based on the March 21, 2000 decision of the Supreme Court in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000). Despite the Company’s position as reflected in its responses, there is no certainty that the FDA would agree with that position and not seek to assert jurisdiction over ARIVA™. By letter dated July 17, 2002, the FDA stated that it was continuing to review the issues raised in the first petition filed with the agency on December 18, 2001.

The Virginia Department of Taxation has asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115.06. The Company has applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. The Company has not paid that assessment and is not required to do so pending its appeal to the Department of Taxation. The Company has also challenged the taxation of certain other property on the grounds that the property is used directly in production activities at the Company’s plant in Chase City, Virginia. The Company has paid that assessment, in the amount of $24,273.75, in full pending appeal. The administrative procedure for consideration of the Company’s application for correction of these assessments is expected to be concluded during 2003.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

14.    Commitments, contingencies, and other matters (continued):

Other litigation (continued):

There is other minor litigation in the ordinary course of business which the Company is vigorously defending.

Employment Agreement:

During June 2002, the Company entered into an Amended and Restated Executive Employment Agreement with Mr. Perito which expires on December 31, 2005 (the “Employment Agreement”). This Employment Agreement amended and restated the original employment agreement with Mr. Perito, executed in April 1999, which would have expired in December 2002. The Employment Agreement provides Mr. Perito with a $1,000,000 base salary. In November 2002, the Company modified the Employment Agreement. Pursuant to this modification, and in light of the Company’s needs, Mr. Perito waived the following provisions in his Employment Agreement: (a) an annual performance bonus in 2002 of $300,000, (b) discretionary/special bonuses for fiscal year 2002 which were to be determined by the Board of Directors and (c) a 2002 performance stock bonus for 500,000 shares of Common Stock and a 2002 stock option for 500,000 shares of Common Stock. Additionally, the Employment Agreement, as modified, provides Mr. Perito with a bonus of $100,000, which was paid before December 31, 2002, as well as taxes payable on such amount, which were paid before March 31, 2003. Amounts waived in 2002 have been considered a capital contribution in 2002.

In 1999, Mr. Perito purchased under his original agreement 2,000,000 shares of Common Stock at $1 per share, and the Company financed the purchase with a loan bearing interest at 7% (due annually) with all principal due in July 2005. Effective as of January 1, 2002, the interest rate was changed from 7% to the minimum applicable federal rate determined under Section 1274(d) of the Internal Revenue Code of 1986, as amended. The related $2,000,000 note receivable is presented as a reduction of stockholders’ equity in the 2002, 2001 and 2000 balance sheets. Because the note is non-recourse with respect to accrued unpaid interest and 85% of the principal, this stock purchase right has been accounted for as an option. The Company has recognized interest income of approximately $35,000, $140,000 and $134,000 during 2002, 2001 and 2000, respectively, in connection with the note. In connection with the aforementioned agreement, Mr. Perito was also granted qualified stock options to purchase 1,000,000 share of Common Stock at $1 11/16 per share, the price of the Common Stock on the date of grant. Such options vested immediately.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

14.    Commitments, contingencies, and other matters (continued):

Employment Agreement (continued):

Upon termination by the Company of Mr. Perito’s employment For Cause (as defined in the Employment Agreement) or by Mr. Perito voluntarily, the Company will be obligated to pay to Mr. Perito all salary then due and payable through the date of termination but Mr. Perito will not be entitled to any severance compensation or any accrued vacation pay or bonuses. Upon termination by the Company of Mr. Perito’s employment without cause or by Mr. Perito for Good Reason (as defined in the Employment Agreement), the Company will be obligated to pay to Mr. Perito all salary, benefits, bonuses and other compensation that would be due under the Employment Agreement through the end of the term of the Employment Agreement. Upon termination of Mr. Perito’s employment as a result of his death or disability, the Company will be obligated to pay to Mr. Perito all salary and benefits, but not bonuses and other compensation, that would be due under the Employment Agreement for a period of one year from the date of such termination. Consistent with Mr. Perito’s original employment agreement with the Company, in connection with certain transactions that may result in a change in voting control of the Company (each, a “Disposition Transaction”), certain changes in the Company’s senior management, or a removal or replacement of a majority of the board of directors, Mr. Perito will be entitled to terminate the employment agreement, to receive a one-time termination payment of $2,500,000 and to participate in the Disposition Transaction upon the same terms and conditions as certain principal stockholders of the Company. The Company also will be obligated to reimburse Mr. Perito for any taxes that may become due as a result of the application of Section 280G of the Code to the payment described in the preceding sentence. Mr. Perito has executed and delivered to the Company an acknowledgement and waiver to the effect that the sale of the cigarette business to NATC will not constitute a Disposition Transaction.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

14. Commitments, contingencies, and other matters (continued):

Employment Agreement (continued):

On March 30, 2001, the Company entered into an employment agreement with Robert E. Pokusa, the General Counsel, which is to expire on March 30, 2004. The agreement provides for a base salary of $385,000 and for discretionary annual bonuses as approved by the Company’s Chief Operating Officer and the Chief Executive Officer. The agreement also grants Mr. Pokusa the right to purchase 50,000 shares of Common Stock at $1.4688 per share of which 25,000 shares vested on March 30, 2001 and 25,000 vested on March 30, 2002. Upon termination by the Company of Mr. Pokusa’s employment agreement without cause, the Company will be obligated to pay to Mr. Pokusa severance payments equal to six months salary, paid on a monthly basis. Furthermore, if there is a change in control of the Company (as defined in the employment agreement), and Mr. Pokusa’s agreement does not continue in effect after such change of control, the Company will, within 60 days of notifying Mr. Pokusa of such termination, pay to Mr. Pokusa (a) a lump sum payment equal to all salary then due and payable and (b) severance payments equal to six months salary, paid on a monthly basis.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

15.    Quarterly results (unaudited):

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2002 and 2001:

	March	June	September	December
2002
Revenues	33,549,218	37,198,987	46,108,929	41,363,814
Gross profit	8,623,952	6,885,469	8,370,876	2,867,086
Net income (loss)	578,042	(1,637,415)	381,897	(3,650,754)
EPS—Basic	.01	(.03)	.01	(.06)
EPS—Diluted	.01	(.03)	.01	(.06)

	March	June	September	December
2001
Revenues	37,374,606	43,660,976	57,478,381	36,269,460
Gross profit	9,931,307	11,874,811	9,502,554	5,103,967
Net income (loss)	2,418,493	2,698,278	511,291	(2,603,514)
EPS—Basic	.04	.05	.01	(.04)
EPS—Diluted	.04	.05	.01	(.04)

Per share amounts for each quarter are required to be computed independently and, therefore, may not equal amounts computed on an annual basis.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31, 2002 AND 2001

Column A	Column B	Column C		Column D		Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts, describe	Deductions, describe *		Balance at end of period

2002
Accumulated Depreciation of Property Plant and Equipment	$5,340,159	3,052,883	—	206,996	*	$8,186,046
Accumulated Amortization of Patents and Trademarks	$331,806	46,630	—	—		$ 378,436

2001
Accumulated Depreciation of Property Plant and Equipment	$4,176,313	2,913,388	—	1,749,542	*	$5,340,159
Accumulated Amortization of Patents and Trademarks	$236,017	95,789	—	—		$ 331,806

2000
Accumulated Depreciation of Property Plant and Equipment	$1,988,658	2,211,143	—	23,488	*	$4,176,313*
Accumulated Amortization of Patents and Trademarks	$205,216	30,801	—	—		$ 236,017

*—Accumulated depreciation on disposals