Form 10-Q
period 2003-03-31
STAR SCIENTIFIC INC
filed 2003-05-15
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-15324

STAR SCIENTIFIC, INC.

(Exact Name of Registrant as Specified in its charter)

Delaware

(State of incorporation)

52-1402131

(IRS Employer Identification No.)

801 Liberty Way

Chester, VA 23836

(Address of Principal Executive Offices)

(804) 530-0535

(Registrant’s telephone number, including area code)

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

At May 2, 2003, there were 59,719,480 shares outstanding of the Registrant’s common stock, par value $.0001 per share.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,388,137	$13,968
Accounts receivable, trade	—	262,077
Inventories	4,090,364	3,756,782
Prepaid expenses and other current assets	1,105,755	718,990
Refundable income tax	4,265,074	4,265,074
Deferred tax asset	899,000	1,461,000
Current assets associated with assets held for sale	16,645,757	15,009,218

Total current assets	30,394,087	25,487,109
Property, plant and equipment, net	19,738,646	20,340,630
Idle equipment	3,889,735	3,889,735
Intangibles, net of accumulated amortization	1,014,494	1,015,019
Deposits on property and equipment	168,392	168,392
Tobacco Leaf Inventory	2,400,000	2,400,000
Deferred Losses	37,623	—
Other assets	1,435,608	1,478,874
Non-current assets associated with assets held for sale	969,479	1,036,624
MSA Escrow funds	33,482,229	33,482,229

Total Assets	$93,530,293	$89,298,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,106,759	$2,151,221
Accounts payable, trade	8,255,195	6,845,429
Current maturities of capital lease obligations	5,410,029	4,395,234
Federal excise taxes payable	—	—
Accrued Expenses	711,086	643,941
Liabilities associated with assets held for sale to be assumed	9,470,746	6,921,280

Total current liabilities	24,953,815	20,957,105
Notes payable, less current maturities	20,275,847	21,567,218
Capital lease obligations	5,377,706	5,356,405
Line of credit	4,931,346	4,104,569
Deferred gain on sale-leaseback	369,297	419,665
Deferred tax liability	11,777,000	12,111,000

Total liabilities	67,685,011	64,515,962

Stockholders’ equity:
Common stock(A)	5,972	5,972
Additional paid-in capital	15,333,155	15,304,793
Retained earnings	13,106,155	12,871,885
Notes receivable, officers	(2,600,000)	(3,400,000)

Total stockholders’ equity	25,845,282	24,782,650

	$93,530,293	$89,298,612

(A)  $.0001 par value in 2003, 100,000,000 shares authorized, 59,719,480 shares issued and outstanding in 2003.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS

ENDED MARCH 31, 2003 AND 2002

	Three Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
Net sales	$57,720	$1,594,478
Less:
Cost of goods sold	15,622	169,103

Gross profit	42,098	1,425,375

Operating expenses:
Marketing and distribution	427,891	1,832,428
General and administrative	3,793,187	2,826,506
Research and development	124,198	219,301

Total operating expenses	4,345,276	4,878,235

Operating loss	(4,303,178)	(3,452,860)
Other income (expenses):
Interest expense (net of interest income)	(337,576)	(178,513)
Other	14,865	35,040

Loss from continuing operations before income taxes	(4,625,889)	(3,596,333)
Income tax expense (benefit)	(1,840,000)	(1,098,500)

Loss from continuing operations	(2,785,889)	(2,497,833)
Discontinued Operations:
Income from operations of discontinued division	5,025,159	4,622,875
Tax effect of discontinued operations	(2,005,000)	(1,547,000)

Net income	$234,270	$578,042

Basic:
Loss per common share from continuing operations	$(.05)	$(0.04)
Income per common share from discontinued operations	$.05	$0.05
Net income per common share	$.00	$0.01
Diluted:
Loss per common share from continuing operations	$(.05)	$(0.04)
Income per common share from discontinued operations	$.05	$0.05
Net income per common share	$.00	$0.01
Weighted average shares outstanding, basic	59,741,480	59,741,480
Weighted average shares outstanding, diluted	60,291,438	60,291,438

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003

	Common stock		Additional Paid-In Capital	Retained Earnings	Notes Receivable, Officers	Total
	Shares	Amount
Balances, December 31, 2002	59,719,480	$5,972	$15,304,793	$12,871,885	$(3,400,000)	$24,782,650
Issuance of common stock options	—	—	28,362	—	—	28,362
Repayment of Officer Loan	—	—	—	—	800,000	800,000
Net Income	—	—	—	234,270	—	234,270

Balances, March 31, 2003 (unaudited)	59,719,480	$5,972	$15,333,155	$13,106,155	$(2,600,000)	$25,845,282

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	Three Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$234,270	$578,042
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	194,662	193,634
Increase (decrease) in deferred income taxes	—	139,000
Loss (gain) on fixed asset disposal	13,614	(40,684)
Stock-based compensation expense	28,362	108,499
Increase (decrease) in cash resulting from changes in:
Current assets	(1,516,113)	(4,120,917)
Current liabilities	4,083,380	1,316,600
Other assets	8,954	—

Net cash flows from (used in) operating activities	3,047,129	(1,825,826)

Investing activities:
Patent costs incurred	—	(5,840)
Deposits on property and equipment	—	(1,140,419)
Repayment of Officer Note	800,000	—

Net cash flows from (used in) investing activities	800,000	(1,146,259)

Financing activities:
Proceeds from revolving line of credit	826,777	3,500,000
Proceeds from sale-leasebacks	—	3,339,477
Loan Cost Paid	—	(731,244)
Payments on notes payable and capital leases	(1,299,737)	(837,063)

Net cash flows from (used in) financing activities	(472,960)	5,271,170

MSA Escrow fund	—	(364,054)
Increase in cash and cash equivalents	3,374,169	1,935,031
Cash and cash equivalents, beginning of period	13,968	3,084,612

Cash and cash equivalents, end of period	$3,388,137	$5,019,643

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$336,208	$307,508

Income taxes	—	$108,525

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Accounting Policies:

The financial statements of Star Scientific, Inc. (“Star Scientific”, “Star” or the “Company”) and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2002.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results for a full year.

The Company generated net income for all periods presented. Diluted earnings per share assumes conversion of outstanding common stock options and warrants.

The Company’s tobacco leaf revenues are seasonal in nature and occur in the third and fourth quarters of a year.

In 1999, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123—Accounting for Stock-Based Compensation (“FAS 123”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options).

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant changes in the manner of use of the assets or the Company’s overall business strategies. For long-lived assets held for use, SFAS No. 144 requires that if the sum of the future cash flows expected to result from the use and eventual disposition of a company’s long-lived assets, undiscounted and without interest charges, is less than the reported value of those assets, an asset impairment must be recognized in the financial statements. The amount of such impairment is calculated by subtracting the fair value of the assets from the reported value of the assets. SFAS No. 144 requires that a long-lived asset to be abandoned be considered held and used until it is disposed of.

Management’s plans with regard to the anticipated sale of assets to North Atlantic Trading Company, Inc. (“NATC”) are disclosed below in “Obligations under Master Settlement Agreement—MSA Escrow Fund and Recent Developments”. This sale of assets would require the application of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In connection with the adoption of this standard, any liabilities incurred in connection with the disposition of the cigarette division will be recognized when incurred. SFAS No. 146 has no impact on the financials as presented herein.

2.    Obligations under Master Settlement Agreement—MSA Escrow Fund and Recent Developments

In November 1998, 46 states, the District of Columbia (the “Settling States”) and several U.S. territories entered into the Tobacco Master Settlement Agreement (the “MSA” or “Master Settlement Agreement”) to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company is required to satisfy certain purported escrow obligations under statutes that the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called “level playing field” statutes, or qualifying statutes, require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such non-participating tobacco manufacturers. Under these statutes the Company is obligated to

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

place an amount equal to $1.88 per carton for 1999, $2.09 in 2000, $2.72 for 2001 and 2002, $3.35 for 2003 through 2006 and $3.77 thereafter, in escrow accounts for sales of cigarettes occurring in the prior year in each such state. An inflation adjustment is also added to these deposits at the higher of 3% or the Consumer Price Index each year. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the settling states. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. Also, absent a successful challenge to the state specific statutes, or some accommodation as to the escrow amounts, the failure to place the required amounts in escrow could result in penalties to the Company and potential restrictions on its ability to sell cigarettes within particular states. Because all of the MSA states have passed the so-called “level playing field” statutes, the Company expects that a material portion of its cigarette sales will continue to be subject to such purported escrow obligations. Star’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

As of January 1, 2001, all 46 MSA states had adopted model “level playing field” statutes. After funding escrow accounts for 2001 sales, the Company had deposited approximately $33.5 million into escrow under protest, including for indirect sales, as described below. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has, under protest, been required to make additional escrow deposits related to sales of the Company’s cigarettes subsequently made by the Company’s direct customers in other states (“indirect sales”). To date, the Company has made approximately $4.5 million in escrow payments in connection with indirect sales that occurred in 1999, 2000 and 2001. The Company has received demands for additional escrow payments after making its escrow payments for 2001. However, the demands with regard to potential indirect sales have, for the most part, been suspended as a result of a standstill agreement and ongoing negotiations with the National Association of Attorneys General (the “NAAG”), as discussed below.

In addition to the “level playing field” statutes, a number of states have recently enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow.

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

On appeal, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court and on October 7, 2002, the Supreme Court denied the Company’s Petition for a Writ of Certiorari filed with the Supreme Court on May 20, 2002. The action by the Supreme Court effectively ended the Company’s constitutional challenge to the MSA and subsequently the action in Indiana was dismissed by joint stipulation of the parties.

In May 2002, the Company entered into negotiations with representatives of the NAAG regarding terms under which Star could become a Subsequent Participating Member of the MSA and resolve all currently

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contested issues relating to the MSA and state qualifying statutes, including its constitutional challenge to the MSA. In connection with those discussions, a Standstill Agreement was negotiated that provides that during the standstill period, the Settling States that executed the Standstill Agreement will not initiate any enforcement action against the Company relating to any claims for additional escrow funding and the compliance with state qualifying statutes, and the Company will not initiate any new actions against those Settling States. The Standstill Agreement was executed by 29 of the 46 Settling States and by Puerto Rico, and by its terms extended through July 23, 2002. Although the Standstill Agreement has not been formally extended, the parties have continued negotiations, and neither the Settling States that signed the Standstill Agreement nor the remaining Settling States have initiated any enforcement action against the Company. The Company and the NAAG are continuing the negotiation of a comprehensive settlement under which Star would remain a non-participating manufacturer under the MSA and issues as to the funding of the escrow for the period 1999-2001 would be resolved, as would the amount of escrow owing for 2002. Under the settlement as presently proposed, it is anticipated that the Company would have escrow obligations of approximately $3.5 million initially for sales made during calendar year 2002, of which the Company anticipates $0.3 million being refunded after applying maximum payment requirements for sales in certain MSA states under the state qualifying statutes. Also, such a comprehensive settlement would result in Star contributing approximately $10.0 million of its previously escrowed funds toward that settlement. Any such contributions will be charged as an expense to the income statement in the period when paid. In accordance with the settlement terms being negotiated with the NAAG and the Settling States, and subject to the Settling States’ right to make demands for additional payments and/or to seek penalties relating to its escrow payments, since April 15, 2003 Star has deposited approximately $3.5 million into escrow for year 2002 sales, bringing the total amount deposited into escrow to approximately $37 million. The amount deposited into escrow for year 2002 sales is based on cigarettes manufactured by Star at its facility in Petersburg, Virginia.

If a comprehensive settlement agreement is not reached with the NAAG, then it is anticipated that the demands for additional escrow would be significantly higher, both for the 1999-2001 period and for 2002 sales. In order to meet these obligations, the Company would be required, among other things, to raise additional funds or to use significant portions of the proceeds from the anticipated sale of the cigarette business, as described below. Given the status of its negotiations with the NAAG, which have been pending for almost a year, the Company believes that this possibility is remote. The Company is not presently able to estimate the total amount of this possible obligation, which will depend on a number of factors, including a determination of the amount of indirect sales in particular states and a determination of whether the Company is obligated to escrow funds for all products it sold, including product manufactured by Brown & Williamson Tobacco Corporation (“B&W”) under its recently terminated manufacturing agreement with the Company, or only product the Company manufactured at its Petersburg, Virginia, facility. If the Company is only required to make escrow payments for cigarettes it manufactured at its Petersburg, Virginia facility, it could have potential obligations to B&W for additional costs that B&W incurred for producing cigarettes under the manufacturing agreement with the Company. Under either scenario, the amount of any additional obligation would be material and would require the Company, among other things, to raise substantial additional funds to meet such obligations.

All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits.

Recent Developments

On February 18, 2003, the Company entered into an asset purchase agreement (the “Purchase Agreement”) to sell its cigarette business to NATC. This Purchase Agreement was attached as Exhibit 2.1 to the Current Report on Form 8-K filed by Star on February 18, 2003. The Company will mail to stockholders an information statement at least 20 days prior to closing the transaction.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Purchase Agreement provides for the sale by the Company of substantially all of the assets and assumption of certain liabilities related to the manufacture and marketing of cigarettes to NATC for a purchase price of approximately $80 million in cash, subject to the adjustments described in the Purchase Agreement. NATC generally will assume the liabilities related to the cigarette business, including liabilities arising from, or related to, the development, manufacture, advertising, marketing, distribution, sale, or use of cigarettes under the brands included in the cigarette business. The Company retains certain liabilities of the cigarette business, including funded debt and the obligation to make MSA escrow deposits with respect to sale of cigarettes prior to the closing.

Not included in the transaction are other assets of the Company, including its Bethesda, Maryland office and Chase City, Virginia facilities, its StarCured™ tobacco curing equipment and barns, its leaf sales and smokeless tobacco business, as well as all of its rights as the exclusive licensee to patents held by Regent Court Technology, LLC (“Regent Court”). Further, the Company retains its existing MSA escrow deposits, which currently amount to approximately $37 million.

As part of the transaction, NATC will make offers of employment to approximately 168 employees of the Company. This will include most of the employees who currently work in the Chester, Virginia and Petersburg, Virginia facilities, as well as the vast majority of the field sales force, which is primarily located in Florida, Texas, Mississippi and Minnesota.

Subsequent to the closing of the sale of the cigarette business, the Company will retain approximately 24 employees in Chase City, Virginia; Bethesda, Maryland; and Chester, Virginia, who will continue to be involved in the Company’s leaf processing operations, the manufacture of very low-TSNA non-fermented smokeless tobacco products, principally ARIVA™ compressed powdered cigalett™ pieces, and the development of related very low-TSNA smokeless tobacco products, such as a spit-free™ Stonewall™ “hard tobacco” product for moist snuff users, which is currently in the developmental stage.

On April 7, 2003, the Company filed its information statement (Schedule 14C) with the Securities and Exchange Commission (“SEC”). Star is currently responding to comments received from the SEC on the information statement. Once the review process is completed, the information statement will be mailed to the Company’s shareholders who must receive the information statement at least 20 calendar days prior to the closing of the sale of the cigarette business. The Company anticipates that the transaction will close on or before July 15, 2003, subject to conditions outlined in the Purchase Agreement, including NATC’s ability to obtain financing for the transaction. Following the sale of the cigarette business, the Company’s primary focus will continue to be the research, development and sale of products that expose adult tobacco users to lower levels of toxins.

Discontinued operations:

As discussed above, on February 18, 2003, the Company entered into a Purchase Agreement to sell its cigarette business to NATC. The Purchase Agreement provides for the sale by the Company of substantially all of the assets and assumption of certain liabilities related to the manufacture and marketing of cigarettes to NATC for a purchase price of approximately $80 million in cash, subject to the adjustments described in the Purchase Agreement. NATC generally will assume the liabilities related to the cigarette business, including liabilities arising from, or related to, the development, manufacture, advertising, marketing, distribution, sale, or use of cigarettes under the brands included in the cigarette business. The Company retains certain liabilities of the cigarette business, including funded debt and the obligation to make MSA escrow deposits with respect to sale of cigarettes prior to the closing.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets and liabilities included in the sale as of March 31, 2003 include the following:

Accounts receivable	$12,333,619
Inventories	3,804,005
Prepaid expenses and other current assets	508,133

Total current assets	16,645,757

Property, plant & equipment, net	947,994
Other assets	21,485

Total assets	$17,615,236

Accounts payable	$5,221,505
Federal excise taxes payable	3,979,724
Accrued expenses	269,517

Total liabilities	$9,470,746

3.    Liquidity and Capital Resources:

The Company had approximately $0.2 million in net earnings during the first three months of operations in 2003, experienced an increase in working capital to $5.4 million on March 31, 2003 from $4.5 million on December 31, 2002, and had positive cash flows during the period of $3.4 million.

During the first quarter, in an effort to increase the gross profit of its cigarettes in the rapidly growing fourth tier (discount segment) of the market, which now constitutes more than 10% of the overall cigarette market, the Company reduced its cost-of-goods sold by approximately 20% per carton, to approximately $2.12 per carton, compared with an average cost of $2.66 per carton during the first quarter of 2002. The average sales price per carton increased approximately 2%; however, overall cigarette revenues decreased approximately 22%, from $33.5 million to $26.0 million.

Since January 1, 2003, the Company has been manufacturing all of its cigarettes at its Petersburg, Virginia manufacturing facility. The Company anticipates that the manufacturing capacity in Petersburg should be sufficient to satisfy the manufacturing needs for its cigarettes through the closing of the sale of the cigarette business to NATC, or for the foreseeable future if the transaction with NATC does not close, given the current manufacturing levels which have been decreasing over the past several years as the Company has focused its sales of cigarettes in the four non-MSA states.

The Company currently is experiencing negative cash flow when consideration is given to MSA obligations and payments due to vendors, and has limited sources of external funding. As a result of the significant escrow obligations arising under the MSA, the Company has already deposited into escrow $33.5 million for sales of cigarettes in MSA states during the period 1999-2001. These payments have totaled more than the Company’s net income over the corresponding time period. Thus, the Company has been required to meet its liquidity needs through means other than relying upon generating operating income. These other external sources of liquidity have included financing activities and income tax refunds related to its MSA escrow deposits. In the first quarter of 2003, the Company had net cash flows of $3.0 million from operating activities, $0.8 million from investing activities, and used $0.5 million in financing activities. The Company currently is not generating sufficient cash from operations to fund its anticipated cash requirements for its MSA escrow obligations as well as its debt and leasing obligations, and expects to continue to experience negative cash flow from operations for the near and intermediate future with consideration given to MSA obligations.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the proposed comprehensive settlement agreement currently being negotiated with the NAAG, the Company would be required to deposit approximately $3.5 million for sales made during calendar year 2002, of which the Company anticipates $0.3 million being refunded after applying maximum payment requirements for sales in certain MSA states under the state qualifying statutes. Since April 15, 2003, the Company has deposited approximately $3.5 million into escrow for year 2002 sales pursuant to the formula set forth in the proposed settlement agreement.

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

The Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation matters. The Company anticipates increases in its general and administrative costs in the coming months in connection with the pending patent infringement lawsuits and other legal matters. Further, the Company anticipates that there will be a significant period of time before its smokeless tobacco products are potentially able to generate significant revenues or cash flow. In order to continue to market ARIVA™ and develop the Company’s other smokeless tobacco products, substantial additional capital will be needed for sales, marketing and promotion. The Company has made MSA escrow deposits for 2002 sales based upon the terms of its proposed settlement agreement with the NAAG as described above. However, the Company could be required to make additional significant deposits in the event that there is no successful settlement with the NAAG regarding obligations under the MSA.

Given the current cash shortfalls, the Company will need to generate or raise from outside sources a substantial amount of additional cash to meet its obligations and to support its ongoing operations and activities. Failure to raise additional capital would have a substantial adverse effect on the Company’s financial condition, results of operations and prospects. However, with the receipt of a $4.1 million tax refund and management’s expectation that it will complete a settlement with the NAAG, the Company believes it will have sufficient funds to operate through March 2004.

As of the date of this report, the Company anticipates that a significant source of liquidity will be proceeds from the sale of its cigarette business. While the closing of this transaction is subject to a number of conditions, including NATC obtaining all financing necessary for it to purchase the cigarette business, and there can be no assurances that the transaction will be completed, the Company believes the proceeds from the sale of the cigarette business will provide the Company with sufficient liquidity over the near and intermediate term. As described below, the Company has recently engaged in price increases and cost-saving measures, including a significant reduction in cost-of-goods sold, intended to improve cash flow. In addition, the Company anticipates completing a financing transaction, which would provide approximately $1.2 million by the third quarter and has received, subsequent to March 31, 2003, a tax refund in the amount of $4.1 million. However, if the Company does not complete the sale of the cigarette business, it will have to seek to reduce overhead through salary reductions, personnel reductions, and salary deferrals, as well as deferring or curtailing ARIVA™ marketing costs or finding alternative sources of funding to fund its working capital requirements. The Company has already entered into loans and lease arrangements collateralized by substantially all of the Company’s assets. As a result, the ability of the Company to generate additional funds through additional loans or leases collateralized by its assets is limited.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2003, the Company held approximately $3.4 million in cash and cash equivalents and de minimis accounts receivable, compared to approximately $14,000 in cash and cash equivalents, and $0.3 million in accounts receivable, as of December 31, 2002. For discontinued operations as of March 31, 2003, there were $12.3 million of accounts receivable from cigarette sales compared to $9.6 million in accounts receivable as of December 31, 2002.

The Company has a working capital line of credit, which is collateralized by under-30 day accounts receivable from its cigarette business, in the amount of $7.5 million. The Company can borrow up to 80% of its receivables and had $4.9 million of borrowings under this credit facility at March 31, 2003 at an interest rate of Prime plus 0.5% which was an effective rate of approximately 5.25% during the first quarter of 2003. As of March 31, 2003, the Company had access to approximately $2.6 million (after adjusting for accounts receivable restrictions) under the line of credit. This line of credit matures in 2005.

During 2002, the Company submitted to the Internal Revenue Service (“IRS”) a request for a Private Letter Ruling that would confirm the deductibility of funds placed in escrow under the MSA. Based on the rationale set forth in its Private Letter Ruling request, the Company took a deduction for escrow expenses in its IRS return for 2001, and sought a refund for prior year payments. During the fourth quarter of 2002, the Company received $8.4 million in federal and state refunds relating to such payments, $8.0 million of which was applied to increase deferred tax liabilities since these payments are not deductible for financial reporting purposes and were not considered in the 2001 tax accrual. The Company also received, subsequent to March 31, 2003, an additional tax refund of $4.1 million. If the IRS determines that the Company’s treatment of the payments into escrow is not appropriate for tax purposes, then the Company, based upon advice from tax counsel, expects it will challenge that determination in U.S. Tax Court to seek a final determination with respect to this issue. Ultimately, if the Company does not prevail in its position, the funds would have to be returned. Even the successful execution of the above action items and the receipt of the tax refund cited above, may not provide sufficient funds to meet the Company’s ongoing cash needs, particularly given the Company’s potential MSA funding obligations in the event that there is no successful settlement with the NAAG. The Company’s liquidity needs for the next 12 months are very difficult to estimate. Increased competition in the cigarette business, the complexity of the issues relating to the negotiations with the NAAG, the Company’s obligations to make MSA escrow deposits, and the uncertainty regarding consumer acceptance of ARIVA™, make it difficult for the Company to predict with clarity its precise liquidity needs over specific time frames. The adequacy of the Company’s liquidity on both a short and long-term basis will depend upon the effects on the Company and its business from many factors such as the finalization of a settlement with the NAAG, closing of the sale of the cigarette business to NATC, and the amount of capital required to execute the Company’s business objectives of broadly distributing and marketing ARIVA™, defending its intellectual property, and other working capital needs. Thus, it is anticipated the Company may need to raise additional funds and/or consider other business options. The Company is currently not able to estimate the combined impact of these events, however, there could be circumstances under which the Company would be required to raise a substantial amount of capital. There can be no guarantee that the Company will be able to raise capital, or that if it can raise the capital, the terms would be acceptable to the Company. The Company’s need to raise additional funds to meet its working capital and other capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, the amount of any escrow obligations it may be required to deposit to comply with the MSA, the success of the Company’s anticipated very low-nitrosamine smokeless tobacco products and the other factors described under “Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Long Term Debt:

Notes/capital leases payable at March 31, 2003 consist of the following:

Notes payable, non-interest bearing until June 1, 2005. Interest accrues beginning June 2005 at prime plus 1%, payable monthly. Principal payable in 60 equal monthly installments commencing June 2005; collateralized by the Company’s tobacco curing barns, leaf tobacco inventory and intellectual property.(A)	$21,382,606
Loan balance on a $7.5 million revolving line of credit facility secured by the Company’s eligible accounts receivable; effective rate of interest at stated rate of prime plus 0.5% through an initial term ending in January 2005.	4,931,346
Promissory note, payable with effective interest of 10.04%, collateralized by the Company’s tobacco curing barns.	3,087,886
Capitalized lease obligations, payable with effective interest ranging from 9.0 to 10.5%, in varying installments through 2005.	7,699,849

37,101,687
Less current maturities of long term debt and capital lease obligations	6,516,788

Notes payable and capital leases, less current maturities	$30,584,899

(A)	On April 25, 2001, the Company renegotiated these notes to provide for maturities beginning in January 2005, and subsequently amended the beginning payment date to June 2005. There are provisions in the note restatements for reductions based on royalties from B&W and other future performance by B&W under the agreements entered into on April 25, 2001, including a 50% reduction of debt if B&W conducts a successful test market of a hard tobacco product and a 100% reduction of debt if B&W subsequently markets a hard tobacco product in 15 states.

The annual maturities of notes payable and capital leases are as follows:

Twelve months ending March 31,
2004	$6,516,788
2005	13,989,288
2006	4,902,511
2007	4,306,247
2008	4,276,521
Thereafter	3,110,332

$37,101,687

5.    Income tax (benefit) expense consists of the following:

	Three months ending March 31,
	2003	2002
Current	$(63,000)	$309,500
Deferred	228,000	139,000

	$165,000	$448,500

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Segment information:

	Segment of Business
	Three months ended March 31, 2003
	Smokeless Products	Tobacco Leaf	Consolidated
Revenue(A)	$57,720	$—	$57,720
Cost of sales and excise taxes	15,622	—	15,622

Gross margin	42,098	—	42,098

Research and development	—	124,198	124,198

	Three months ended March 31, 2002
	Smokeless Products	Tobacco Leaf	Consolidated
Revenue(A)	$1,594,478	$—	$1,594,478
Cost of sales and excise taxes	169,103	—	169,103

Gross margin	1,425,375	—	1,425,375

Research and development	—	219,301	219,301

(A)	Note—Revenues for the tobacco leaf segment are only generated in the 3rd and 4th quarters of the year.

7.    Litigation:

In May 2001, the Company filed a patent infringement action against R. J. Reynolds Tobacco Company (“RJR”) in the United States District Court for Maryland, Southern Division to enforce the Company’s rights under U.S. Patent No. 6,202,649 (‘649 Patent). On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the ‘649 Patent, which is at issue in the first lawsuit against RJR. Shortly after filing its second lawsuit, the Company filed a motion to consolidate the two patent infringement lawsuits in the United States District Court for Maryland. This motion was granted on August 26, 2002 and the court thereafter set a fact discovery deadline of January 31, 2003, a period for expert discovery through March 15, 2003 and the filing of dispositive motions by March 31, 2003. The parties recently completed fact and expert discovery, and submitted a joint stipulation, which was entered as an order by the court on March 17, 2003. Under that order, dispositive motions were filed on April 28, 2003 and briefing on such motions will be completed by June 20, 2003. While a trial date has not yet been set, the Company anticipates that the consolidated lawsuits will proceed to trial before the end of 2003.

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

In July 2001, Harry Powell filed a lawsuit against Star in San Diego County Superior Court, pursuant to California Business and Professional Code Section 17200. Plaintiff alleges that Star failed to fully comply with California’s qualifying statute, despite the fact that Star deposited approximately $882,000 into escrow for sales of cigarettes in California in 2000. Star moved to dismiss the complaint on the basis that any determination as to deposits into escrow rested with the Attorney General’s office. In response to an inquiry from the court, the Attorney General’s office indicated that it does not intend to intervene in the case and that if it turns out that it has any dispute with Star over its escrow obligation it would raise this with Star and give it a reasonable

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

opportunity to make any additional deposit required, before taking any action against it. Based on the response from the Attorney General’s office, Star moved to dismiss the action or stay the case, after which the case was stayed pending the issuance of regulations by the Attorney General’s office. On May 2, 2003, the court set a case management conference for June 20, 2003, to further consider the status of the case given the ongoing settlement discussions regarding Star’s liability under the qualifying statutes.

On June 28, 2002, Philip Morris filed a declaratory judgment action against the Company in the United States District Court for the Eastern District of Virginia, Richmond Division. The Complaint sought a declaration of non-infringement and patent invalidity and unenforceability with respect to the ‘649 Patent. On July 29, 2002, the Company filed a motion to dismiss that lawsuit on the basis that no actionable controversy exists between the companies. After full briefing and oral argument, the United States District Court dismissed Philip Morris’ lawsuit on September 11, 2002. Philip Morris did not appeal the decision by the District Court.

Since the introduction of ARIVA™, three citizen petitions have been filed with the United States Food and Drug Administration (the “FDA”) seeking to have ARIVA™ regulated as a food and/or a drug product under the Federal Food, Drug and Cosmetic Act. On May 1, 2002 the Company, through counsel, filed responses to two of these petitions, and on June 13, 2002, filed a response to the third petition. The Company has also filed responses to other comments filed with the FDA in certain of these dockets, including comments filed by certain state Attorneys General. The Company’s legal team is headed by former U.S. Solicitor General Charles Fried, Esquire and by FDA attorneys from McDermott, Will & Emery; Paul, Hastings, Janofsky & Walker LLP; and Bergeson & Campbell, P.C. In the responses counsel concluded that the petitions are factually flawed and without merit, because ARIVA™ does not fit the definition of a food or a drug under the Federal Food, Drug and Cosmetic Act. Furthermore, because ARIVA™ is a customarily marketed smokeless tobacco product that is intended to provide tobacco satisfaction and is licensed by the Tax and Trade Bureau (formerly the Bureau of Alcohol, Tobacco and Firearms), the FDA lacks jurisdiction to regulate ARIVA™ based on the March 21, 2000 decision of the Supreme Court in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000). Despite the Company’s position as reflected in its responses, there is no certainty that the FDA would agree with that position and not seek to assert jurisdiction over ARIVA™. By letter dated July 17, 2002, the FDA stated that it was continuing to review the issues raised in the first petition filed with the agency on December 18, 2001.

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

8.    Commitments and Contingencies:

The Company has entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on behalf of the Company. It is estimated that at the time these litigation and related matters are concluded, which likely will not be before late

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003, the Company’s portion of these costs could be in excess of one million dollars. One-half of these costs advanced by counsel would be payable by the Company if it does not prevail in these litigation matters. However, given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. The Company has paid or accrued all existing obligations. Also, as part of its fee arrangements in certain of these matters, the Company has agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments the Company actually receives in the event that the litigation is resolved in favor of the Company in return for a cap on fee payments during the litigation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion provides an assessment of the Company’s consolidated results of operations, capital resources, and liquidity and should be read together with the financial statements and related notes included elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Star Scientific, Inc. (“Star”) and its wholly-owned subsidiary, Star Tobacco, Inc. (“ST”, formerly Star Tobacco & Pharmaceuticals, Inc., and together with Star, the “Company”) are technology-oriented tobacco companies with a mission to reduce toxins in tobacco leaf and tobacco smoke. The Companies are engaged in:

(1) the development and implementation of scientific technology for the curing of tobacco so as to significantly prevent the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco-specific nitrosamines (“TSNAs”);

(2) the sales, marketing and development of tobacco products that expose adult tobacco users to substantially lower levels of carcinogenic toxins, namely TSNAs, and that are sold with enhanced health warnings so that adult tobacco consumers will have the option to make informed choices about the use of tobacco products which pose a range of serious health risks (the TSNA levels in the Company’s smokeless tobacco products will continue to be reduced to very low levels, measured in parts per billion, using the StarCured™ tobacco curing process);

(3) the sales, marketing and development of very low-nitrosamine smokeless tobacco products that also carry enhanced warnings beyond those required by the Surgeon General (in 2001, the Company introduced three new smokeless products, Stonewall™ moist and dry snuffs, and ARIVA™ compressed powdered tobacco cigalett™ pieces); and

(4) the manufacture and sale of four discount cigarette brands.

During the first quarter of 2003, the Company’s revenues were generated through (i) the sale of discount cigarettes by ST, which are included in discontinued operations, and (ii) the sale of smokeless tobacco products. Note that there are no sales of tobacco leaf during the first quarter of 2003 as tobacco leaf sales are seasonal in nature and occur in the third and fourth quarters of a year. Notwithstanding the Company’s increasing focus on low-TSNA smokeless tobacco products, in the first quarter of 2003, the Company’s revenue continued to be generated principally through the sale of discount cigarettes by ST, which currently manufacturers and sells four brands of discount cigarettes, SPORT®, MAINSTREET®, VEGAS® and G-SMOKE®. As described below in “Recent Developments”, the Company has agreed to sell its cigarette business to North Atlantic Trading Company, Inc. (“NATC”).

ST’s cigarettes are sold through approximately 200 tobacco distributors throughout the United States, although the Company has sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas. Sales of the Company’s discount cigarettes have continued to decline in MSA states as a result of the shift in focus to non-MSA states and increased price in those states to take into account the burden imposed by MSA escrow requirements. The Company also has faced intensified pricing competition, particularly from foreign manufacturers in the four non-MSA states in which it is currently focusing its sales efforts.

The Company’s primary focus continues to be the research, development and sale of products that expose adult tobacco users to lower levels of toxins. The Company’s overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. The Company fully accepts the evidence that links smoking tobacco with a variety of diseases and premature death and believes that it is unlikely that the health risks of smoked tobacco can be completely eliminated. Star believes it was the first company to state unequivocally that “there is no such thing as a safe cigarette”, and to affix to the back of the package of its first premium low-TSNA product, Advance®, a package “onsert” which contained not only scientifically verified comparative content data, but also additional health warnings. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other conventional tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, the Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products in the least hazardous manner possible, given available technology, particularly through the StarCured™ tobacco curing process. Further, the Company believes it has the technology to reduce carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to the lowest possible levels and has demonstrated that the method it has developed for curing tobacco using the StarCured™ tobacco curing process can be scaled up to meet broad commercial needs in the United States and abroad.

Given the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens, the Company’s focus over the last three years has centered on the development and commercialization of very low-TSNA non-fermented smokeless tobacco products that can be used as an alternative to cigarettes in situations where adult tobacco users either cannot or choose not to smoke. The Company expects that in the future its focus will continue to be on the development and sale of very low-TSNA non-fermented smokeless tobacco products, as well as encouraging other tobacco manufacturers to sublicense the StarCured™ tobacco curing technology to produce very low-TSNA tobacco (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below). The Company is also committed to continuing to advocate meaningful federal regulation for all tobacco products and has publicly announced its support for reasoned regulation of tobacco products by the FDA.

Recent Developments

On February 18, 2003, the Company entered into the Purchase Agreement to sell its cigarette business to NATC. This Purchase Agreement was attached as Exhibit 2.1 to the Current Report on Form 8-K filed by Star on February 18, 2003. The Company will mail to stockholders an information statement at least 20 days prior to closing the transaction.

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

Not included in the transaction are other assets of the Company, including its Bethesda, Maryland office and Chase City, Virginia facilities, its StarCured™ tobacco curing equipment and barns, its leaf sales and smokeless tobacco business, as well as all of its rights as the exclusive licensee to patents held by Regent Court. Further, the Company retains its existing MSA escrow deposits, which currently amount to approximately $37 million.

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

On April 7, 2003, the Company filed its information statement (Schedule 14C) with the SEC. Star is currently responding to comments received from the SEC on the information statement. Once the review process is completed, the information statement will be mailed to the Company’s shareholders who must receive the information statement at least 20 calendar days prior to the closing of the Purchase Agreement. The Company anticipates that the transaction will close on or before July 15, 2003, subject to conditions outlined in the Purchase Agreement, including NATC’s ability to obtain financing for the transaction.

Development of Smokeless Tobacco Products

On September 28, 2001, the Company introduced its first two very low-TSNA snuff products (a moist and a dry snuff) under the brand name Stonewall™. On November 14, 2001, Star introduced its flagship hard tobacco cigalett™ pieces (ARIVA™). ARIVA™ is a compressed powdered tobacco product designed to dissolve completely in the mouth without leaving any residue or requiring expectoration. ARIVA™ is being marketed nationwide by ST through its existing sales force and ST’s network of established tobacco distributors and through new distributors with whom ST has not previously had a relationship, as well as through direct arrangements with several national retail chains. After the sale of the cigarette business, our sales force will decrease significantly. This could adversely impact our relationships with established tobacco distributors.

Sales of Star’s smokeless products were de minimis in 2001 and 2002, and declined in the first quarter of 2003 due to the fact that initial sales were primarily derived from original placement of the product in the stores. By March 31, June 30, September 31 and December 31 of 2002, respectively, the Company’s smokeless products had been placed in more than 12,000, 30,000, 33,000, and approximately 35,000 convenience and retail store locations. Sales for the corresponding period were 73,800, 69,420, 16,800 and 7,780 cartons (10 packs equal one carton) in the first, second, third and fourth quarters of 2002. In the first quarter of 2003, the Company sold 3,980 cartons of ARIVA™. In addition, as of the end of the first quarter 2003, not all of the stores in which our smokeless products were placed continued to sell ARIVA™ or our other smokeless products.

The Company anticipates that future sales will be derived from a combination of initial sales to retail, convenience and tobacco departments of drug stores and re-orders from existing customers. Overall, the sales of smokeless products continue to represent a nominal portion of the Company’s total sales. Despite the broad distribution of ARIVA™, sales have been slower than expected. As a result, the time period for generating significant revenue and cash flow from the introduction of ARIVA™ will be longer than originally expected and it will take longer for the smokeless products to support themselves on a stand-alone basis. During 2003, the Company anticipates continuing to seek new outlets and expand the number of locations in which ARIVA™ will be available, but cannot be sure that ARIVA™ will be accepted into the national marketplace or produce sufficient revenues to support the Company’s initiative to focus primarily on smokeless tobacco products.

We believe that the acceptance of ARIVA™ has been impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA™, (2) the fact that ARIVA™ requires a change in habit by adult smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to

ARIVA™ by certain Attorneys General and certain public health advocacy groups which has appeared in various newspapers and FDA filings; (4) ARIVA™ requires smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop name brand recognition with consumers; and (6) difficulty in obtaining capital required for large scale consumer education and marketing directed to adult tobacco users. The Company expects that the successful marketing of ARIVA™ on a broad basis will require the expenditure of substantial funds, which the Company will need to obtain from the sale of the cigarette business or other external financing, the availability of which cannot be assured. (See “Liquidity and Capital Resources” below for more information on the Company’s current liquidity.) ARIVA™ can currently be found in the following chain stores: CVS Pharmacies, Rite Aid Drug Stores, Albertsons/Osco, Sav-on, and 7-Eleven franchises. Eckerd Drug introduced ARIVA™ during the first quarter of 2003, and Hudson News (located in airport terminals, bus terminals and train station stores) expanded the number of its stores carrying ARIVA™ during the first quarter of 2003.

As part of the sale of its cigarette business, the Company will sell to NATC certain equipment leased by the Company and located at its Petersburg, Virginia facility that is used in the production of Stonewall™ moist snuff. While the Company will continue to sell its Stonewall™ moist snuff remaining in inventory, it does not anticipate purchasing replacement equipment. Rather, the Company is completing the pre-marketing testing and development of a new non-fermented smokeless spit-free™ “hard tobacco” product for moist snuff users, called Stonewall™ Hard, which is made from 100% low-TSNA StarCured™ tobacco plus natural and artificial flavorings as well as other ingredients. The Company anticipates beginning test marketing of this product during 2003.

Results of Operations

The Company’s unaudited condensed consolidated results for the periods ended March 31, 2003 and 2002 are summarized in the following table:

	Three Months Ended March 31,
	2003	2002
Net sales	$57,720	$1,594,478
Cost of goods sold	15,622	169,103

Gross profit	42,098	1,425,375

Total operating expenses	4,345,276	4,878,235

Operating loss	(4,303,178)	(3,452,860)

Income from Discontinued Operations	3,020,159	3,075,875
Net income	$234,270	$578,042

Basic:
Loss per common share from continuing operations	$(.05)	$(0.04)
Income per common share from discontinued operations	$.05	$0.05
Net income per common share	$.00	$0.01
Diluted:
Loss per common share from continuing operations	$(.05)	$(0.04)
Income per common share from discontinued operations	$.05	$0.05
Net income per common share	$.00	$0.01
Weighted average shares outstanding	59,741,480	59,741,480
Diluted weighted average shares outstanding	60,291,438	60,291,438

For long-lived assets to be disposed of by sale or otherwise, the unit of accounting is the group (disposal group) that represents assets to be disposed of together as a group in a single transaction and liabilities directly associated with these assets that will be transferred in the transaction. SFAS No. 144 establishes six criteria that must be met before a long-lived asset may be classified as held for sale. Assets that meet those criteria are no longer depreciated, and are measured at the lower of carrying amount at the date the asset initially is classified as held for sale or its fair value less costs to sell. As a result of the Purchase Agreement entered into with NATC, the Company has segregated assets and liabilities associated with the cigarette division at March 31, 2003 for financial reporting purposes and reclassified results of operations for that division as discontinued operations. The cigarette division assets held for sale are recorded at their carrying value as there was no impairment at March 31, 2003.

First Quarter 2003 Compared with First Quarter 2002

Overview.    This is the first financial report in which Star Scientific is reporting the results of its cigarette business as a discontinued operation. Because the cigarette business constitutes the substantial majority of Star’s revenues and gross profits, most of the revenues and gross profits are shown in net form in the line item shown above as “Discontinued Operations”. The revenues and costs above the line labeled “Discontinued Operations” are from Star’s smokeless tobacco business. To help understand the financial statements we have described, in this section of the report, both the smokeless tobacco business and our cigarette business. In the unlikely event that the sale of our cigarette business to NATC does not occur, it is Star’s intention to continue to operate the cigarette business.

Continuing Operations:

Net Sales.    During the first quarter of 2003, the Company’s consolidated net sales for smokeless products decreased approximately $1.53 million or 96% to approximately $57,000, from $1.59 million for the first quarter of 2002. Sales decreased because initial sales were primarily derived from original placement of the product in stores. We believe that the acceptance of ARIVA™ has been impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA™, (2) the fact that ARIVA™ requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA™ by certain Attorneys General and certain public health advocacy groups which has appeared in various newspapers and FDA filings; (4) ARIVA™ requires smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop name brand recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users. During the first quarter of 2003, as during the first quarter of 2002, the Company earned de minimis royalties paid by B&W on sales of its ADVANCE® low-TSNA cigarette, which B&W continues to test market in Indianapolis, Indiana.

Gross Profit.    During the first quarter of 2003, the Company’s consolidated gross profit for smokeless products decreased approximately $1.4 million or 97% to approximately $42,000, from $1.4 million for the first quarter of 2002. This is proportional to the 96% drop in sales of Star’s smokeless products.

Total Operating Expenses.    During the first quarter of 2003, the Company’s total operating expenses for smokeless products decreased approximately $0.5 million or 11% to approximately $4.3 million from $4.9 million for the first quarter of 2002. Due to the initial launch of ARIVA™ on a nationwide basis during the first quarter of 2002, marketing and distribution costs were $1.8 million, and fell to $0.4 million during the first quarter of 2003. While marketing and distribution costs have fallen, general and administrative costs have risen to $3.8 million during the first quarter of 2003 from $2.8 million for the first quarter of 2002.

Marketing and Distribution Expenses.    During the first quarter of 2003, the Company’s marketing and distribution expenses for smokeless products decreased approximately $1.4 million or 77% to $0.4 million from $1.8 million for the first quarter of 2002. Due to the 96% decrease in sales, distribution costs have fallen correspondingly, while marketing costs are the vast majority of the expense. At the end of the first quarter of 2003, Star’s smokeless products had been placed in approximately 35,000 convenience and retail stores, although not all of these locations continue to sell ARIVA™ as of that date. In comparison, at the end of the first and fourth quarters of 2002, the number of convenience and retail stores carrying Star’s smokeless products were approximately 12,000 and 35,000, respectively.

General and Administrative Expenses.    General and administrative expenses totaled $3.8 million for the first quarter of 2003, an increase of $1.0 million over the comparable 2002 period. This increase was primarily due to legal costs incurred in connection with the negotiation of the Purchase Agreement with NATC and increased costs in connection with the Company’s pending consolidated lawsuits against R.J. Reynolds for patent infringement in the United States District Court for the District of Maryland. In the coming months, the Company anticipates increases in its general and administrative costs in connection with its patent infringement lawsuits.

Research and Development Expenses.    Research and development costs in the first quarter of 2003 were approximately $0.1 million compared to $0.2 million during the first quarter of 2002. During both 2002 and the first quarter of 2003, research and development costs related principally to scientific studies related to low-TSNA products and the Company’s continued development of a spit-free™ Stonewall™ hard snuff tobacco product for smokeless tobacco users. The Company expects research and development expenses to continue at approximately their current level given the fact that the Company has introduced three very low-TSNA smokeless products since 2001 and is completing development of a hard snuff low-TSNA smokeless product that will be test marketed this year. The Company continues its focus on the research and development on products that have reduced levels of toxins, primarily TSNAs, and that potentially may reduce exposure to toxins related to the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. The Company is in the process of designing several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk. These studies are conducted by independent laboratories and universities.

Interest Expense.    The Company had interest expense of $355,576 and interest income of $18,000, for a net interest expense of $337,576 in the first quarter of 2003. This compares to net interest expense of $178,513 during the first quarter of 2002. The higher interest expense in the first quarter of 2003 resulted from interest charges from the Company’s line of credit facility, which line was utilized for general working capital requirements. This interest expense was partially offset by interest income generated by the Company’s MSA Escrow Fund; however, the interest rates are very low due to the conservative investment options permitted by the escrow agreements. The Company receives for its own account the current interest on the amounts in escrow, but this interest income is not sufficient to offset the Company’s cost of capital.

Income Tax Expense.    The Company had income tax benefit of $1.8 million for the first quarter of 2003 as compared to an income tax benefit of $1.1 million for the first quarter of 2002. This increase is directly attributable to the increase in pre-tax loss during the respective periods.

Discontinued Operations:

Net Sales.    Net sales of the discontinued operations during the first quarter of 2003 decreased $6.0 million or 18.7% to $26.0 million, from $32.0 million, for the first quarter of 2002. Cigarette sales continued to decline primarily due to concentrating sales and marketing efforts into a smaller and increasingly price-sensitive geographic region, namely Texas, Florida, Mississippi and Minnesota, and the Company’s focus on the introduction and market penetration of its very low-TSNA smokeless tobacco products. The Company sold approximately 592 million cigarettes during the first quarter of 2003, compared with sales of approximately 749 million cigarettes during the first quarter of 2002, representing a decrease of approximately 21%. The decline in unit sales was slightly offset by an approximately 2% increase in the sales price charged by the Company for its cigarettes.

Gross Profits.    Gross profit of the discontinued operations increased $1.3 million or approximately 18% in the first quarter of 2003 to $8.53 million from $7.20 million gross profit in the first quarter of 2002. Lower revenues were more than offset by a reduction in the Company’s cost-of-goods sold by approximately 20% per carton, to approximately $2.12 per carton, compared with an average cost of approximately $2.66 per carton during the first quarter of 2002.

Total Operating Expenses.    Total operating expenses of the discontinued operations increased to $3.38 million for the first quarter of 2003 from $2.58 million for the first quarter of 2002. The vast majority of this increase is attributable to an increase in marketing and distribution expenses.

Marketing and Distribution Expenses.    Marketing and Distribution expenses for the discontinued operations totaled $2.4 million for the first quarter of 2003, an increase of $0.7 million over the comparable 2002 period expense of $1.7 million. This increase was caused by higher retail and wholesale promotions, and higher cigarette commissions.

General and Administrative Expenses.    General and Administrative Expenses for the discontinued operations totaled $1.1 million for the first quarter of 2003, compared with $0.9 million for the first quarter of 2002.

Research and Development Expenses.    There are no research and development expenses attributable to the cigarette business.

Interest Expense.    The discontinued operations have no interest income or interest expense. The Company’s MSA Escrow Fund, and the interest income it earns for the Company on a current basis, will remain with the continuing operations.

Income Tax Expense.    The discontinued operations had income tax expense of $2.0 million for the first quarter of 2003 as compared to an income tax expense of $1.5 million for the first quarter of 2002. This increase is due to the increase in pre-tax income during 2003.

Consolidated Company results:

Net Income.    The Company had consolidated net income of $0.2 million for first quarter 2003 compared with consolidated net income of $0.6 million reported in the comparable 2002 period. The net income primarily reflects higher margins on decreased cigarette sales and efforts to control marketing and distribution expenses while continuing to absorb higher legal expenses.

In the first quarter 2003, the Company had basic and diluted earnings per share of $0.00 compared to basic and diluted per share earnings of $0.01 in the same period in 2002.

Liquidity and Capital Resources

Overview.    The Company currently continues to experience negative cash flow when MSA obligations and payments due to vendors are considered and has limited sources of external funding. As a result of the significant escrow obligations arising under the MSA, the Company has been required to deposit into escrow approximately $37.0 million for sales of cigarettes in MSA states during the period 1999-2002. These payments have totaled more than the Company’s net income over the corresponding time period. Thus, the Company has been required to meet its liquidity needs through means other than relying upon generating operating income. These other external sources of liquidity have included financing activities and income tax refunds related to its MSA escrow deposits. The Company currently is not generating sufficient cash from operations to fund its anticipated cash requirements for its MSA escrow obligations as well as its debt and leasing obligations, and expects to continue to experience negative cash flow from operations for the near and intermediate future.

Under the proposed comprehensive settlement agreement currently being negotiated with the NAAG, the Company would be required to deposit approximately $3.5 million for sales made during calendar year 2002 of which the Company anticipates $0.3 million being refunded after applying maximum payment requirements for sales in certain MSA states under the state qualifying statutes. Since April 15, 2003, the Company has deposited approximately $3.5 million into escrow for year 2002 sales pursuant to the formula set forth in the proposed settlement agreement.

The Company’s liquidity needs for the next 12 months will depend upon a number of factors. Increased competition in the discount cigarette business, the fact that the closing of the NATC transaction is subject to conditions to closing including NATC’s fundraising efforts, the complexity of the issues relating to the negotiations with the NAAG, the Company’s obligations to make MSA escrow deposits, and the uncertainty regarding consumer acceptance of ARIVATM, make it difficult for the Company to predict with clarity its precise liquidity needs over specific time frames.

The Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation matters. The Company anticipates increases in its general and administrative costs in the coming months in connection with its pending patent infringement lawsuits. Further, the Company anticipates that there will be a significant period of time before its smokeless tobacco products are potentially able to generate significant revenues or cash flow. In order to continue to market ARIVATM and develop the Company’s other smokeless tobacco products, substantial additional capital will be needed for sales, marketing and promotion. The Company has made MSA escrow deposits for 2002 sales based upon the terms of its proposed settlement agreement with the NAAG, as described above. However, the Company could be required to make additional significant deposits in the event that there is no successful settlement with the NAAG regarding obligations under the MSA.

Given the current cash shortfalls, the Company may need to generate or raise from outside sources a substantial amount of additional cash to meet its obligations and to support its ongoing operations and activities. Failure to raise additional capital would have a substantial adverse effect on the Company’s financial condition, results of operations and prospects. However, based on the receipt of a $4.1 million tax refund and management’s expectation that it will complete a settlement with the NAAG, the Company believes it will have sufficient funds to operate through March 2004.

As of the date of this report, the Company anticipates that a significant source of liquidity will be proceeds from the sale of its cigarette business. While the closing of this transaction is subject to a number of conditions, including NATC obtaining all financing necessary for it to purchase the cigarette business, and there can be no assurances that the transaction will be completed, the Company believes the proceeds from the sale of the cigarette business will provide the Company with sufficient liquidity over the near and intermediate term. As described below, the Company has recently engaged in price increases and cost-saving measures, including a significant reduction in cost-of-goods sold, intended to improve cash flow. In addition, the Company anticipates completing a financing transaction, which would provide approximately $1.2 million by the third quarter and received, subsequent to March 31, 2003, a tax refund in the amount of $4.1 million. However, if the Company does not complete the sale of the cigarette business, it will have to seek to reduce overhead through salary reductions, personnel reductions, salary deferrals, as well as deferring or curtailing ARIVATM marketing costs or finding alternative sources to fund its working capital requirements. The Company has already entered into loans and/or lease arrangements collateralized by substantially all of the Company’s assets. As a result, the ability of the Company to generate additional funds through additional loans or leases collateralized by its assets is limited.

As of March 31, 2003, the Company held approximately $3.4 million in cash and cash equivalents, and de minimis accounts receivable, compared to approximately $14,000 in cash and cash equivalents, and $0.3 million in accounts receivable, as of December 31, 2002. For discontinued operations as of March 31, 2003, there were $12.3 million of accounts receivable from cigarette sales compared to $9.6 million in accounts receivable as of December 31, 2002.

Net Cash Provided By (Used In) Operating Activities.    In the first three months of 2003, $3.0 million of cash was generated by operating activities. This compared to $1.8 million of cash used in operating activities during the first three months of 2002. The increase in cash generated by operations during the first three months of 2003 was primarily due to an increase of $4 million of liabilities, most of which represents payments due to vendors.

Net Cash Provided By (Used In) Financing Activities.    During the first quarter of 2003, $0.5 million of cash was used in financing activities versus $5.3 million of cash generated by financing activities in the same period in 2002. Primarily the funds generated during the first quarter of 2002 were from sale-leaseback transactions, and there were no further sale-leaseback transactions funded during the first quarter of 2003.

Net Cash Provided by (Used In) Investing Activities.    During the first quarter of 2003, $0.8 million of cash was generated by investing activities versus $ 1.1 million of cash used in investment activities in the same period in 2002. The cash generated during 2003 was from the repayment of a note from an officer of the Company. During 2002, the use of cash was principally due to deposits on equipment required for production of ARIVA™.

Potential New Financing Sources.    During the first quarter of 2003, the Company had deposits for equipment orders and deposits collateralizing certain obligations in the amount of approximately $2.7 million. The Company intends to complete a leasing transaction by the third quarter of 2003 for equipment required to manufacture ARIVA™ totaling approximately $1.2 million, which will release approximately $0.5 million in equipment order deposits. Further, the Company intends to refinance or renegotiate an operating lease by the third quarter of 2003 and convert it to a capital lease which will result in the release of approximately $1.2 million in deposits. Previously, the Company entered into loans and lease agreements collateralized by a substantial portion of the Company’s assets. As a result, the ability of the Company to generate additional funds through additional loans or leases collateralized by its assets is limited.

B&W Agreements.    The Company and ST each have granted B&W a first priority security interest under the B&W credit facility in their respective intellectual property as collateral, and have each guaranteed the payment of the other’s obligations. The B&W credit facility is collateralized by the Company’s curing barns, leaf tobacco inventory and intellectual property, and principal is to be repaid beginning on June 1, 2005 in equal monthly installments for 60 months. The B&W credit facility bears no interest until June 2005.

Working Capital Line of Credit.    As of March 31, 2003, the Company, through ST, has a working capital line of credit, which is collateralized by under-30-day accounts receivable from its cigarette business, in the amount of $7.5 million. The Company can borrow up to 80% of its receivables and had $4.9 million of borrowings under this credit facility at March 31, 2003 at an interest rate of prime plus 0.5% which was an effective rate of approximately 5.25% during the first quarter of 2003. Additionally, as of March 31, 2003, the Company had access to approximately $2.6 million (after adjusting for accounts receivable restrictions) under its working capital line of credit. This line of credit matures in 2005.

Master Settlement Agreement.    The Company is continuing its negotiations with representatives of the NAAG regarding a comprehensive settlement under which Star would remain a non-participating manufacturer under the MSA and issues as to the funding of the escrow for the period 1999-2002 would be resolved. Under the settlement as presently proposed, it is anticipated that the Company would have escrow obligations of approximately $3.5 million initially for sales made during calendar year 2002 of which the Company anticipates $0.3 million being refunded after applying maximum payment requirements for sales in certain MSA states under the state qualifying statutes. Also, such a comprehensive settlement would result in Star contributing approximately $10.0 million of its previously escrowed funds toward that settlement. Any such contributions will be charged as an expense to the income statement in the period when paid. In accordance with the settlement terms negotiated with the NAAG and the Settling States and subject to the Settling States right to make demands for additional payments and/or to seek penalties relating to its escrow payments, since April 15, 2003, Star has deposited approximately $3.5 million into escrow for year 2002 sales, bringing the total amount deposited into escrow for the period 1999-2002 to approximately $37 million. The amount deposited into escrow for the year 2002 sales reflects escrow deposits for cigarettes manufactured by Star at its facility in Petersburg, Virginia.

If a comprehensive settlement agreement is not reached with the NAAG, then it is anticipated that the demands for additional escrow would be significantly higher, both for the 1999-2001 period as well as for the 2002 sales. In order to meet these obligations, the Company would be required, among other things, to raise additional funds to meet these obligations or to use significant portions of the proceeds from the anticipated sale of the cigarette business. Given the status of its negotiations with NAAG, which have been pending for almost a year, the Company believes that this possibility is remote. The Company is not presently able to estimate the total amount of this possible obligation, which will depend on a number of factors, including a determination of the amount of indirect sales in particular states and a determination of whether the Company is obligated to escrow funds for all products it sold, including product manufactured by B&W under its recently terminated manufacturing agreement with the Company, or only product the Company manufactured at its Petersburg, Virginia, facility. If the Company is only required to make escrow payments for cigarettes it manufactured at its Petersburg, Virginia facility, it could have potential obligations to B&W for additional costs that B&W incurred for producing cigarettes under the manufacturing agreement with the Company. Under either scenario, the amount of any additional obligation would be material and would require the Company, among other things, to raise substantial additional funds to meet such obligations.

All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits.

Litigation Costs.    The Company has entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on behalf of the Company. It is estimated that at the time these litigation and related matters are concluded, which likely will not be before late 2003, the Company’s portion of these costs could be in excess of one million dollars. One-half of these costs advanced by counsel would be payable by the Company if it does not prevail in these litigation matters. However, given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. The Company has paid or accrued all obligations currently due. Also, as part of its fee arrangements in certain of these matters, the Company has agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments the Company actually receives in the event that the litigation is resolved in favor of the Company in return for a cap on fee payments during the litigation.

Changes in Operations.    In the second half of 2002 and early 2003, management implemented cost-cutting measures designed to reduce cost of goods sold and overhead. First, in 2002 and in the first quarter of 2003, the Company changed the filter and began to use other tobacco in its discount cigarettes to cut costs and ensure that such discount cigarettes are competitive in an expanding fourth tier of the marketplace. These changes helped reduce the cost of a carton of cigarettes by approximately $0.54 per carton. The Company anticipates that these changes will not have any material adverse impact on the sales of discount cigarettes by Star Tobacco. During the third quarter of 2002, the Company increased margins for its discount cigarettes by raising prices approximately $1.00 per carton. Lastly, the Company reduced the size of its workforce by approximately 10 positions in total at its Chester, Virginia; Chase City, Virginia; and Bethesda, Maryland locations in late 2002 and early 2003. Despite these efforts, the Company expects to continue to experience negative cash flow for the near and intermediate future.

Request for a Private Letter Ruling.    During 2002, the Company submitted to the IRS a request for a Private Letter Ruling that would confirm the deductibility of funds placed in escrow under the MSA. Based on the rationale set forth in its Private Letter Ruling request, the Company took a deduction for escrow expenses in its IRS return for 2001, and sought a refund for prior year payments. During the fourth quarter of 2002, the Company received $8.4 million in federal and state refunds relating to such payments, $8.0 million of which was applied to increase deferred tax liabilities since these payments are not deductible for financial reporting purposes and were not considered in the 2001 tax accrual. The Company also received, subsequent to March 31, 2003, an additional tax refund of $4.1 million. If the IRS determines that the Company’s treatment of the payments into escrow is not appropriate for tax purposes, then the Company, based upon advice from tax counsel, expects it will challenge that determination in U.S. Tax Court to seek a final determination with respect to this issue. Ultimately, if the Company does not prevail in its position, the funds would have to be returned. Even the successful execution of the above action items and the receipt of the tax refund cited above, may not provide sufficient funds to meet the Company’s ongoing cash needs, particularly given the Company’s potential MSA funding obligations in the event that there is no successful settlement with the NAAG.

Conclusion.    The adequacy of the Company’s liquidity on both a short and long-term basis will depend upon the effects on the Company and its business from many factors such as the finalization of a settlement with the NAAG, the closing of the sale of the cigarette business to NATC, and the amount of capital required to execute the Company’s business objectives of broadly distributing and marketing ARIVA™, defending its intellectual property, and other working capital needs. Thus, it is anticipated that the Company may need to raise additional funds and/or consider other business options. The Company is currently not able to estimate the combined impact of these events; however, there could be circumstances under which the Company would be required to raise a substantial amount of capital. There can be no guarantee that the Company will be able to raise capital, or that, if it can raise the capital, the terms would be acceptable to the Company. The Company’s need to raise additional funds to meet its working capital and other capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, the amount of any escrow obligations it may be required to deposit to comply with the MSA, the success of the Company’s anticipated very low-nitrosamine smokeless tobacco products and the other factors described under “Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

While a majority of the Company’s debt facilities and leases are at fixed interest rates, some borrowings, including the Company’s line of credit and some of the Company’s leases are at variable rates and, as a result, the Company is subject to interest rate exposure. In addition, the Company’s investments in the MSA-related escrow accounts are short-term very high quality investments. Consequently, the income generated by these investments is subject to fluctuation with changes in interest rates.

The Company receives for its own account the current interest on the amounts in escrow, but this interest income is not sufficient to offset the Company’s cost of capital.

Note on Forward-Looking Statements

THIS REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY HAS TRIED, WHENEVER POSSIBLE, TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS USING WORDS SUCH AS “ANTICIPATES”, “BELIEVES”, “ESTIMATES”, “EXPECTS”, “PLANS”, “INTENDS” AND SIMILAR EXPRESSIONS. THESE STATEMENTS REFLECT THE COMPANY’S CURRENT BELIEFS AND ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO IT. ACCORDINGLY, SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH STATEMENTS. THESE RISKS, UNCERTAINTIES AND CONTINGENCIES INCLUDE, WITHOUT LIMITATION, THE CHALLENGES INHERENT IN NEW PRODUCT DEVELOPMENT INITIATIVES, PARTICULARLY IN THE SMOKELESS TOBACCO AREA, THE UNCERTAINTIES INHERENT IN THE PROGRESS OF SCIENTIFIC RESEARCH, THE COMPANY’S ABILITY TO RAISE THE CAPITAL NECESSARY TO GROW ITS BUSINESS, POTENTIAL DISPUTES CONCERNING THE COMPANY’S INTELLECTUAL PROPERTY, RISKS ASSOCIATED WITH LITIGATION REGARDING SUCH INTELLECTUAL PROPERTY, POTENTIAL DELAYS IN OBTAINING ANY NECESSARY GOVERNMENT APPROVALS OF THE COMPANY’S LOW-TSNA TOBACCO PRODUCTS, MARKET ACCEPTANCE OF THE COMPANY’S SMOKELESS TOBACCO PRODUCTS, COMPETITION FROM COMPANIES WITH GREATER RESOURCES THAN THE

COMPANY, THE COMPANY’S DECISION TO SELL THE ASSETS OF ITS CIGARETTE BUSINESS, RISKS THAT CONDITIONS TO THE COMPLETION OF THE SALE OF THE COMPANY’S CIGARETTE BUSINESS MAY NOT BE MET, THE COMPANY’S DECISION NOT TO JOIN THE MSA, THE EFFECT OF STATE STATUTES ADOPTED UNDER THE MSA AND ANY SUBSEQUENT MODIFICATION OF THE MSA, THE COMPANY’S DEPENDENCE ON KEY EMPLOYEES AND ON ITS STRATEGIC RELATIONSHIPS WITH BROWN & WILLIAMSON TOBACCO CORPORATION. THE IMPACT OF POTENTIAL LITIGATION, IF INITIATED AGAINST OR BY INDIVIDUAL STATES THAT HAVE ADOPTED THE MSA, COULD BE MATERIALLY ADVERSE TO THE COMPANY.

SEE ADDITIONAL DISCUSSION UNDER “FACTORS THAT MAY AFFECT FUTURE RESULTS” IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR ADVISE UPON ANY SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Item 4.    Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In May 2001, the Company filed a patent infringement action against R. J. Reynolds Tobacco Company (“RJR”) in the United States District Court for Maryland, Southern Division to enforce the Company’s rights under U.S. Patent No. 6,202,649 (‘649 Patent). On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the ‘649 Patent, which is at issue in the first lawsuit against RJR. Shortly after filing its second lawsuit, the Company filed a motion to consolidate the two patent infringement lawsuits in the United States District Court for Maryland. This motion was granted on

August 26, 2002 and the court thereafter set a fact discovery deadline of January 31, 2003, a period for expert discovery through March 15, 2003 and the filing of dispositive motions by March 31, 2003. The parties recently completed fact and expert discovery, and submitted a joint stipulation, which was entered as an order by the court on March 17, 2003. Under that order dispositive motions were filed on April 28, 2003 and briefing on such motions will be completed by June 20, 2003. While a trial date has not yet been set, the Company anticipates that the consolidated lawsuits will proceed to trial before the end of 2003.

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

In July 2001, Harry Powell filed a lawsuit against Star in San Diego County Superior Court, pursuant to California Business and Professional Code Section 17200. Plaintiff alleges that Star failed to fully comply with California’s qualifying statute, despite the fact that Star deposited approximately $882,000 into escrow for sales of cigarettes in California in 2000. Star moved to dismiss the complaint on the basis that any determination as to deposits into escrow rested with the Attorney General’s office. In response to an inquiry from the court, the Attorney General’s office indicated that it does not intend to intervene in the case and that if it turns out that it has any dispute with Star over its escrow obligation it would raise this with Star and give it a reasonable opportunity to make any additional deposit required, before taking any action against it. Based on the response from the Attorney General’s office, Star moved to dismiss the action or stay the case, after which the case was stayed pending the issuance of regulations by the Attorney General’s office. On May 2, 2003, the court set a case management conference for June 20, 2003, to further consider the status of the case given the ongoing settlement discussions regarding Star’s liability under the qualifying statutes.

On June 28, 2002, Philip Morris filed a declaratory judgment action against the Company in the United States District Court for the Eastern District of Virginia, Richmond Division. The Complaint sought a declaration of non-infringement and patent invalidity and unenforceability with respect to the ‘649 Patent. On July 29, 2002, the Company filed a motion to dismiss that lawsuit on the basis that no actionable controversy exists between the companies. After full briefing and oral argument, the United States District Court dismissed Philip Morris’ lawsuit on September 11, 2002. Philip Morris did not appeal the decision by the District Court.

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

Item 2.    Changes in Securities and Use of Proceeds.

In the first quarter of 2003, Star granted its directors, officers, employees and consultants (the “Purchaser Class”) options to purchase Star’s Common Stock. All options were granted under the Star Scientific, Inc. 2000 Equity Incentive Plan. On January 28, 2003, options for 50,000 shares of the Common Stock with an exercise price of $1.04 per share, were offered to one or more members of the Purchaser Class in a private offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

Number	Description
2.1	Asset Purchase Agreement, dated as of February 18, 2003, among North Atlantic Trading Company, Inc., Star Scientific, Inc., and Star Tobacco, Inc. (1)

3.1	Restated Certificate of Incorporation (2)

3.2	By-laws of the Company as Amended to Date (2)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2003
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(b) Reports on Form 8-K

On February 18, 2003, the Company entered into a Purchase Agreement to sell its cigarette business to NATC. This Purchase Agreement was attached as Exhibit 2.1 to the Current Report on Form 8-K filed by Star on February 18, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

Date: May 15, 2003	/s/ CHRISTOPHER G. MILLER
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

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ CHRISTOPHER G. MILLER
Christopher G. Miller Chief Financial Officer