Form 10-K/A
period 2002-12-31
STAR SCIENTIFIC INC
filed 2003-06-13
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

Common Stock, $.0001 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE—AMENDMENT

This amended report on Form 10-K/A is being filed to amend the text of the Company’s Form 10-K as follows:

•	the first paragraph under the caption “Government Regulation” in Item 1 has been replaced to add specific cites to certain laws and regulations that apply to the Company’s operations;

•	the parenthetical comment in the paragraph under the caption “Research and Development” in Item 1 has been revised to cite in particular the subsection of Item 1 entitled “License Agreement with Regent Court”;

•	the first sentence of the last paragraph under the caption “Product Liability” in Item 1 has been replaced with two sentences to provide more detailed disclosure regarding the Company’s limited product liability insurance;

•	the first two paragraphs under the caption “License Agreement with Regent Court” in Item 1 have been revised to provide more detailed disclosure regarding the duration of the license agreement;

•	the second paragraph under the caption “Patents and Proprietary Rights” in Item 1 has been replaced to provide more detailed disclosure regarding the patents licensed to the Company pursuant to its license agreement with Regent Court;

•	the disclosure under the caption “Litigation Costs” in Item 7 has been expanded to include the text now following the first paragraph; and

•	the biographical information for Mr. Leader in Item 10 has been expanded.

The Exhibit Index has been amended to reflect the fact that exhibits filed with the original Form 10-K are incorporated by reference in this Form 10-K/A. Other than as described above, the text of the Form 10-K has not been amended. Except as explicitly set forth herein to the contrary, the text of this Form 10-K/A speaks as of the date of the original filing of the Form 10-K.

NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K/A contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company has tried, whenever possible, to identify these forward-looking statements using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect the Company’s current beliefs and are based upon information currently available to it. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the challenges inherent in new product development initiatives particularly in the smokeless tobacco area, the uncertainties inherent in the progress of scientific research, the Company’s ability to raise the capital necessary to grow its business, potential disputes concerning the Company’s intellectual property, risks associated with litigation regarding such intellectual property, potential delays in obtaining any necessary government approvals of the Company’s low-TSNA tobacco products, market acceptance of the Company’s smokeless tobacco products, competition from companies with greater resources than the Company, the Company’s decision to sell the assets of its discount cigarette business, risks that conditions to the completion of the sale of the Company’s cigarette business may not be met, the Company’s decision not to join the Master Settlement Agreement (the “MSA”), the effect of state statutes adopted under the MSA and any subsequent modification of the MSA, and the Company’s dependence on key employees and on its strategic relationships with Brown & Williamson Tobacco Corporation. The impact of potential litigation, if initiated against or by individual states that have adopted the MSA, could be materially adverse to the Company.

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

Government Regulation

The manufacture and sale of cigarettes and other tobacco products are subject to extensive federal and state governmental regulation in the United States and by comparable authorities in many foreign countries. The manufacture and sale of tobacco products is regulated by the Tax and Trade Bureau under authority of the Internal Revenue Code of 1986, as amended (26 U.S.C. § 5701 et seq.) and the company has been granted a manufacturing license from the Tax and Trade Bureau for its facilities in Chester, Chase City and Petersburg, Virginia. Also, the Federal Trade Commission (the “FTC”) regulates the warnings on tobacco product labels and the advertising of tobacco products under the Federal Cigarette Labeling and Advertising Act (15 U.S.C. §§ 1331-1341) and the Comprehensive Smokeless Tobacco Health Education Act of 1986 (15 U.S.C. §§ 4401-4408). In accordance with these statutes, the company has submitted plans for the labeling and advertising of its tobacco products that have been approved by the FTC in its role as the agency responsible for implementing these statutes. Many states also require manufacturers of tobacco products to obtain a cigarette license or a tobacco product license in order to sell tobacco products. Where required, the company has obtained the necessary state licenses to permit it to sell cigarettes and other tobacco products. States also regulate the age at which adult consumers may purchase tobacco products and the locations where tobacco products can be sold. The states over the past few years have placed increased restrictions on the purchase and use of tobacco products.

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

Research and Development

In the mid-1990’s, Star commenced research and development activities based upon newly conceived technology for the processing of tobacco so as to substantially prevent the formation of TSNAs in cured tobacco. This technology is under exclusive license from Regent Court, a company in which Jonnie R. Williams, the technology’s inventor and the Company’s founder and current Chief Executive Officer and largest stockholder, is part owner. (See “Patents, Trademarks and Licenses.”) TSNAs are generally recognized by certain health researchers and respected scientists to be among the most potent and abundant carcinogens in tobacco and tobacco smoke. Star’s research and development activities have focused on: (1) perfecting and testing methods for processing very low-TSNA tobacco; (2) developing products that incorporate Star’s specially processed tobacco, including products for the smoked and smokeless tobacco markets; (3) establishing a patent position; and (4) developing relationships with tobacco farmers, as well as the tobacco industry, with a view to the commercialization of Star’s processes through licensing and royalty arrangements, among other vehicles, to generate income for the Company. Star’s research and development efforts culminated in the development of various aspects of the process for producing very low-TSNA tobacco and tobacco products, with respect to which Star has exclusive rights to patents as well as patent applications that are pending (See “Patents, Trademarks and Licenses,” particularly “License Agreement with Regent Court,” beginning on page 22). As early as 2000, Star convened a Scientific Advisory Board of highly regarded physicians, scientists, researchers and public health experts to provide it with counsel on how best to proceed in a variety of scientific and research oriented areas. In 2002, 2001 and 2000, the Company spent approximately $1.0 million, $4.1 million and $1.7 million, respectively, on its research and development activities.

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

The company maintains product liability insurance only with respect to claims that tobacco products manufactured by or for the company contain any foreign object, i.e., any object that is not intended to be included in the manufactured product. The coverage on the company’s product liability insurance is $1 million for each occurrence with a $2 million aggregate limit. Such insurance does not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. The Company does not believe that insurance for health-related claims can currently be obtained. Although, to date, no health-related lawsuit has ever been filed against Star, a lawsuit based upon claims not covered by its product liability insurance could have a materially adverse effect upon the Company. As part of the Purchase Agreement with NATC, NATC generally agreed to assume the liabilities for cigarette brands sold by the Company prior to the sale of the cigarette business to NATC. (See “General” under this Item 1, for more information on the terms of the Purchase Agreement.)

Patents, Trademarks and Licenses

License Agreement with Regent Court

The Company is the licensee under a license agreement (the “License Agreement”) with Regent Court, of which Jonnie R. Williams, the Company’s founder and Chief Executive Officer and Francis E. O’Donnell, Jr., M.D., the beneficiary of the O’Donnell Trust, which is the Company’s largest shareholder, after Mr. Williams, are the owners. The License Agreement provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to the Company, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor’s patent rights and know-how relating to the processes for curing tobacco so as to eliminate TSNAs or reduce them to insignificant levels, and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereafter developed. This license includes inventions of Regent Court and its affiliates during the term of the License Agreement relating to the production, treatment or curing of tobacco, or a method of manufacturing a product containing tobacco, and of extracting one or more substances from tobacco for the purpose of incorporating such substance or substances in a product or products. Absent a material breach of the License Agreement, the Agreement will continue until the expiration of the last of the applicable patents, which includes nine current patents and any additional patents issued to Regent Court during the term of the License Agreement. Generally, patents have a term of twenty years from the initial date of filing of a patent application. As of the date of this information statement, the latest expiration date of a patent subject to the License Agreement is June 4, 2019.

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

The following is a summary of the patents to which the Company has rights under the license from Regent Court:

Patent Number	Date of Issue	Description	Expiration Date
U.S. Patent No. 5,803,081	09/08/1998	Method of Treating Tobacco with microwave radiation to prevent formation of nitrosamines	06/28/2016

U.S. Patent No. 5,845,647	12/08/1998	Tobacco products improved by the use of propolis.	06/28/2016

U.S. Patent No. 6,135,121	10/24/2000	Tobacco Products Having Reduced Nitrosamine Content (to be reissued on 5/27/03)	06/28/2016

U.S. Patent No. 6,202,649	03/20/2001	Method Of Preventing Nitrosamine Formation by Treating Tobacco in Controlled Environment	12/02/2016

U.S. Patent No. 6,311,695 B1	11/06/2001	Method Of Treating Tobacco With High Frequency Energy to Prevent Nitrosamine Formation	06/28/2016

U.S. Patent No. 6,338,348 B1	01/15/2002	Method Of Treating Tobacco With Microwave Energy to Prevent Nitrosamine Formation	06/28/2016

U.S. Patent No. 6,350,479 B1	02/26/2002	Method of Administering Alcohol Extracts Of Tobacco	06/04/2019

U.S. Patent No. 6,425,401	07/30/2002	Method Of Preventing Nitrosamine Formation By Treating Tobacco in Controlled Environment	12/02/2016

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

The company has never been sued by a consumer of its tobacco products on a claim for product liability and is not named as a defendant in any litigation relating to the manufacture of tobacco products. The company believes that it has conducted its business in a manner which decreases the risk of liability in a lawsuit relating to product liability because it:

•	has attempted to consistently present to the public the most current information regarding the health effects of long-term smoking and tobacco use;

•	has always acknowledged the addictive nature of nicotine; and

•	has stated unequivocally that smoking involves a range of serious health risks, is addictive and that smoked cigarettes products can never be produced in a “safe” fashion.

In addition, under the Purchase Agreement NATC has agreed to assume liabilities relating to the cigarette business, including liability relating to the manufacturer, sale and marketing of the brands. The company believes that this assumption of liability by NATC should further limit its liability relating to claims arising out of past product usage. However, it is noted that the company has not been able to obtain insurance for product liability claims, so that any such claims, if successfully asserted, could have a material adverse impact on the company.

Over the past several years, the company has asserted several challenges to the MSA and qualifying statutes. As discussed above, these constitutional challenges were not successful and the company is not currently engaged in any litigation challenging the constitutionality of the MSA and qualifying statutes. Also, the company is currently negotiating a comprehensive settlement relating to its obligation as a nonparticipating manufacturer under the MSA and expects that it will cease manufacturing cigarettes after the closing of the Purchase Agreement. As a result, the Company does not anticipate incurring significant costs related to litigation arising out of the MSA in the future.

The company is currently prosecuting patent infringement claims against R.J. Reynolds in a consolidated action in the United States District Court for the District of Maryland and in 2002 was successful in having a declaratory judgment action brought by Philip Morris dismissed on the basis that no actionable controversy existed between the companies. Although discovery has been completed in the company’s patent infringement lawsuit against R. J. Reynolds, and it is anticipated that these cases will proceed to trial this year, the company anticipates incurring significant expenses in terms of legal fees and costs in connection with this litigation for the foreseeable future.

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

Martin R. Leader. Mr. Leader, 62, has served as a director of the Company since June 2000. Mr. Leader retired in March 2002 as a partner of the law firm of Shaw Pittman in Washington, DC. Prior to his service at Shaw Pittman, Mr. Leader was a senior partner with the law firm of Fisher Wayland Cooper Leader & Zaragoza in Washington, D.C. from 1973 to 1999. He is a director of the Sinclair Broadcast Group, Inc. (NASDAQ: SBGI) where he serves on the Audit, Compensation and Stock Option Committees and has served on the Board of Directors of various private companies. He is a member of the District of Columbia Bar and of the Federal Communications Bar Association. Mr. Leader attended the school of the Museum of Fine Arts, Boston and graduated from Tufts University and Vanderbilt University Law School.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation		Other Annual Compensation ($)		Long Term Compensation Awards		All Other Compensation
		b. Salary ($)(1)	Bonus ($)			Restricted Stock Award ($)	Securities Underlying Options (#)(2)
Jonnie R. Williams Chief Executive Officer	2002 2001 2000	1,000,000 1,000,000 1,000,000	300,000 900,000 1,400,000	53,450 75,015 287,906		— — —	— — —	— — —

Paul L. Perito Chairman, President and Chief Operating Officer(3)	2002 2001 2000	1,000,000 1,000,000 1,000,000	400,000 900,000 900,000	55,424 31,868 —		— — —	— — —	— — —

David M. Dean Vice President of Sales and Marketing	2002 2001 2000	295,054 250,000 251,500	36,632 196,641 120,229	17,521 59,412 11,334		— — —	— — 350,000	— — —

Christopher G. Miller Chief Financial Officer	2002 2001 2000	225,000 191,077 32,769	0 300,000 —	11,510 13,525 31,500	(4)	— — —	— 250,000 63,000	— — —

Sheldon L. Bogaz Vice President, ST	2002 2001 2000	— — —	241,782 241,782 261,239	21,336 21,336 20,926		— — —	— — 250,000	— — —

Robert E. Pokusa General Counsel(5)	2002 2001	385,000 273,736	1,500 500	19,565 12,072		— —	200,000 50,000	— —

(1)	The Company did not make any long-term incentive plan payouts in 2002, 2001 or 2000.

(2)	The Company did not award any stock appreciation rights to the executive officers in 2002, 2001, or 2000.

(3)	Mr. Perito was elected as the Company’s Chairman in August 2000.

(4)	Represents consulting fees paid to Mr. Miller prior to his employment with the Company.

(5)	Mr. Pokusa was hired as the Company’s General Counsel in March 2001.

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

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted	Individual Grants		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
		% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)		5%($)	10%($)
Jonnie R. Williams	None	0%	—	—	—	—

Paul L. Perito	None	0%	—	—	—	—

David M. Dean	None	0%	—	—	—	—

Sheldon L. Bogaz	None	0%	—	—	—	—

Christopher G. Miller	None	0%	—	—	—	—

Robert E. Pokusa(2)	200,000	100%	$1.12	5/31/12	$1,824	$2,905

(1)	The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the stock price of the Company. If the Company’s stock price was in fact to appreciate at the assumed 5% or 10% annual rate for the ten-year term of these options, a $1,000 investment in the Common Stock would be worth $1,824 and $2,905, respectively, at the end of the term.

(2)	Mr. Pokusa’s options were vested immediately upon issuance.

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

Name	Shares Beneficially Owned(1)	Percentage Owned(2)

Jonnie R. Williams(3)	16,994,819	28.5%

Kathleen M. O’Donnell as Trustee for Irrevocable Trust #1 FBO(4) Francis E. O’Donnell, Jr., M.D. and the Francis E. O’Donnell, Jr. Descendants’ Trust 709 The Hamptons Lane Chesterfield, MO 63017	13,709,575	23.0%

Prometheus Pacific Growth Fund entities (5) P.O. Box 1062 George Town, Grand Cayman, B.W.I.	5,202,640	8.7%

Francis E. O’Donnell, Jr., M.D.(6) 709 The Hamptons Lane Chesterfield, MO 63017	3,368,362	5.6%

Paul L. Perito(7) 7475 Wisconsin Ave, Suite 850 Bethesda, MD 20814	3,349,000	5.5%

David M. Dean(8)	555,300	*

Christopher G. Miller(9)	528,000	*

Robert E. Pokusa(10) 7475 Wisconsin Ave, Suite 850 Bethesda, MD 20814	320,000	*

Sheldon L. Bogaz(11)	161,100	*

Martin R. Leader(12)	160,200	*

Leo S. Tonkin(13)	145,000	*

Whitmore B. Kelley(14)	138,000	*

John R. Bartels, Jr.(15)	83,500	*

All Directors, Executive Officers and Officers (11 Persons)	22,434,919	36.0%

(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days, by April 30, 2003, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them. Unless otherwise noted, the address for each of the above persons is c/o Star Scientific, Inc. 801 Liberty Way, Chester, Virginia 23836.

(2)	The “Percentage Owned” calculations are based on the outstanding shares of Common Stock as of March 1, 2003.

(3)	Includes 15,894,819 shares held directly by Mr. Williams. Also includes 1,100,000 shares held by Regent Court of which Mr. Williams is deemed to have beneficial ownership by virtue of his ownership interest in Regent Court and over which he shares voting and investment power with Dr. O’Donnell.

(4)	Includes 11,441,213 shares owned by a trust for the benefit of Francis E. O’Donnell, Jr., M.D., over which Kathleen O’Donnell, as trustee, has sole voting and investment power and 2,268,362 shares owned by a trust for the benefit of Dr. O’Donnell’s children over which Mrs. O’Donnell, as trustee, has sole voting and investment power. Excludes 400,000 shares owned by Hopkins Capital Group II, LLC, 200,000 shares owned by Hopkins Capital Group III, LLC and 200,000 shares owned by Hopkins Capital Group IV, LLC, each of which is a wholly-owned affiliate of Irrevocable Trust #1.

(5)	Includes 2,700,000 shares held by Prometheus Pacific Growth Fund LDC and 2,502,640 shares held by Prometheus Pacific Growth Fund, Inc.

(6)	Includes 2,268,362 shares owned by a trust for the benefit of Mr. Williams’ children, over which Dr. O’Donnell has sole voting and investment power. Also includes 1,100,000 shares held by Regent Court of which Dr. O’Donnell is deemed to have beneficial ownership by virtue of his ownership interest in Regent Court and over which he shares voting and investment power with Mr. Williams.

(7)	Includes 2,300,000 shares held directly by Mr. Perito, 1,000,000 shares that Mr. Perito has the right to acquire upon exercise of stock options that are presently exercisable and an aggregate of 49,000 shares held by his children or in trust for the benefit of his children, of which Mr. Perito disclaims beneficial ownership.

(8)	Includes 350,000 shares that Mr. Dean has the right to acquire upon exercise of stock options that are presently exercisable and 1,100 shares owned by Mr. Dean’s spouse.

(9)	Includes 363,000 shares that Mr. Miller has the right to acquire upon exercise of stock options that are presently exercisable.

(10)	Includes 250,000 shares that Mr. Pokusa has the right to acquire upon exercise of stock options that are presently exercisable.

(11)	Includes 100,000 shares that Mr. Bogaz has the right to acquire upon exercise of stock options that are presently exercisable.

(12)	Includes 100,000 shares that Mr. Leader has the right to acquire upon exercise of stock options that are presently exercisable.

(13)	Includes 125,000 shares that Mr. Tonkin has the right to acquire upon exercise of stock options that are presently exercisable.

(14)	Includes 88,000 shares that Mr. Kelley has the right to acquire upon exercise of stock options that are presently exercisable, 25,000 shares that Mr. Kelley will have the right to acquire upon exercise of currently held stock options vesting on April 13, 2003, and 25,000 shares that Mr. Kelley will have the right to acquire upon exercise of immediately exercisable stock options that Mr. Kelley is entitled to receive on April 13, 2003.

(15)	Includes 50,000 shares that Mr. Bartels, Jr. has the right to acquire upon exercise of stock options that are presently exercisable.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	4,699,236	$2.50	3,300,764
Equity Compensation Plans Not Approved by Shareholders (1)	735,526	$2.06	0

Total	5,434,762		3,300,764

(1)	Includes a total of 125,000 non-qualified options to purchase shares of common stock at an exercise price of $3.375 granted to five consultants on September 24, 1999 pursuant to individual option agreements. These options fully vested on the date of grant and expire on July 7, 2004 if unexercised. Also includes 195,000 non-qualified options to purchase shares of common stock at an exercise price of $1.00 granted to a consultant on June 1, 2000 pursuant to an individual option agreement. These options fully vested on the date of grant and expire on March 1, 2009, if unexercised. The Company has also granted warrants to purchase shares of common stock of the Company to two consultants. Specifically, on December 20, 2000, the Company issued 210,526 warrants to purchase shares of common stock at an exercise price of $2.375 to a consultant. These warrants fully vested on the date of issuance and expire ten years thereafter, or if earlier, two years after the holder’s consulting agreement with the Company is terminated. The Company also issued 200,000 warrants to purchase shares of our common stock at an exercise price of $2.020 on March 20, 2002 to another consultant. One-half of these warrants vested on the date of grant and the remaining portion vested in 25% installments on April 1, 2002 and July 1, 2002. These warrants will expire on the ten-year anniversary of the date of grant.

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

Item 15. Exhibits, Financial Statements and Reports on Form 8-K

(a)	Financial Statements:

A list of financial statements included herein is set forth in Item 8.

(b)	Reports on Form 8-K:

The Company did not file any Current Reports on Form 8-K during the last quarter of 2002.

(c)	Exhibits:

Number	Description
2.1	Asset Purchase Agreement between Star Scientific, Inc., a Delaware Corporation and Eyetech, LLC, a Minnesota Limited Liability Company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998(1)

2.2	Escrow Agreement between Star Scientific, Inc., a Delaware Corporation, Eyetech, LLC, a Minnesota Limited Liability Company and Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, and Jonnie R. Williams and Vincent Ellis as Escrow Agents, dated February 16, 1999, and effective December 30, 1998(1)

2.3	Asset Purchase Agreement, dated as of February 18, 2003, among North Atlantic Trading Company, Inc., Star Scientific, Inc., and Star Tobacco, Inc.(17)

3.1	Restated Certificate of Incorporation(2)

3.2	Bylaws of the Company as Amended to Date(2)

10.1	Stock Exchange Agreement between the Company and the stockholders of Star Tobacco & Pharmaceuticals, Inc., dated February 6, 1998(3)

10.2	License Agreement between Star Tobacco & Pharmaceuticals, Inc., as Licensee and Regent Court
Technologies, Jonnie R. Williams, and Francis E. O’Donnell, Jr., M.D., as Licensor, dated January 5, 1998(4)

10.3	Purchase and Sale Agreement between Prometheus Pacific Growth Fund LDC, a Cayman Island Limited Duration Company, and Eye Technology, Inc., a Delaware Corporation, dated July 10, 1998(5)

10.4	Amendment No. 1 to License Agreement between Regent Court Technologies, Jonnie R. Williams, Francis E. O’Donnell, J.R., M.D. and Star Tobacco & Pharmaceuticals, Inc., dated August 3, 1998(6)

10.5	1998 Stock Option Plan, as amended(7)

10.6	2000 Equity Incentive Plan(8)

10.7	Promissory Note dated April 27, 1999 of Paul L. Perito

10.8	Qualified Stock Option Agreement dated as of April 27, 1999 between the Company and Paul L. Perito(9)

10.9	Amended and Restated Manufacture and License Agreement between the Company and Powell Manufacturing Company, Inc., dated October 12, 1999(10)

10.10	Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.11	Loan Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.12	Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated December 16, 1999(10)

10.13	Supply Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.14	Loan and Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Finova Capital Corporation, dated January 20, 2000(10)

10.15	Lease and Purchase Option Contract between the Company and the Industrial Development Authority of the Town of Chase City, Virginia, dated March 10, 2000(10)

10.16	Form of Director Indemnification Agreement(7)

10.17	Form of Officer Indemnification Agreement(7)

10.18	First Amendment to Loan and Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Finova Capital Corporation, Business Credit, dated April 12, 2000(7)

10.19	Executive Employment Agreement between the Company and David Dean, dated October 6, 2000(8)

10.20	Restated Loan Agreement between the Company, Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.21	Restated Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.22	Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson
Tobacco Corporation, dated August 21, 2000(11)

10.23	Guaranty Agreement between the Company and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.24	Guarantee Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.25	Executive Employment Agreement dated as of September 15, 2000 between the Company and Christopher G. Miller(11)

10.26	Amended and Restated Executive Employment Agreement dated as of March 15, 2001 between the Company and Christopher G. Miller(8)

10.27	Executive Employment Agreement dated as of March 30, 2001 between the Company and Robert E. Pokusa(8)

10.28	Restated Master Agreement, dated April 25, 2001, by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.29	First Amendment to Restated Loan Agreement dated April 25, 2001, among Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation(12)

10.30	Hard Tobacco Agreement, dated April 25, 2001, between Brown & Williamson Tobacco Corporation and Star Scientific, Inc.(12)

10.31	Trademark License and Royalty Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.32	Other Low TSNA Tobacco Royalty Agreement, dated April 25, 2001 by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.33	First Amendment to Regent/B&W License Agreement, dated April 25, 2001, by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.34	Chase City License and Services Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.35	Exclusive License Agreement dated as of March 16, 2001 by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.36	Sublicense Agreement dated as of March 16, 2001 by and among Star Scientific, Inc. and Star Tobacco & Pharmaceuticals, Inc.(2)

10.37	Consent to Assignment dated March 16, 2001 by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Tobacco & Pharmaceuticals, Inc., and Star Scientific, Inc.(2)

10.38	Amendment No. 1 dated April 5, 2001 to Exclusive License Agreement by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.39	Promissory Note dated August 20, 2001 of Christopher G. Miller(2)

10.40	Promissory Note dated August 20, 2001 of Robert E. Pokusa(2)

10.41	Promissory Note dated August 20, 2001 of Sheldon L. Bogaz(2)

10.42	Promissory Note dated August 20, 2001 of David M. Dean(2)

10.43	Master Lease Agreement Dated as of June 29, 2001 between General Electric Capital Corporation and Star Scientific, Inc.(13)

10.44	Master Lease Agreement Dated as of September 28, 2001 between Heller Financial Leasing, Inc. and Star Scientific, Inc. and Star Tobacco, Inc.(13)

10.45	Master Lease Agreement Dated as of July 1, 2001 between General Electric Capital Corporation and Star Scientific, Inc.(13)

10.46	Lease Agreement dated as of February 26, 2002 between GE Capital and Star Scientific, Inc.(14)

10.47	Master Lease Agreement dated as of December 5, 2001 between Applied Financial and Star Scientific, Inc. and Star Tobacco Inc.(14)

10.48	Master Lease Agreement dated as of April 9, 2002 between Key Equipment Finance, and Star Scientific, Inc.(14)

10.49	Contract with The Industrial Development Authority of Mecklenburg County, Virginia and The Industrial Development Authority of the Town of Chase City, Virginia, for a 10-year lease and option to purchase an approximately 91,000 square foot building at 89 Duckworth Road(15)

10.50	Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of June 14, 2002(16)

10.51	Allonge, dated as of June 14, 2002, by and between the Company and Paul L. Perito, Esq.(16)

10.52	First Modification Agreement to Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of November 1, 2002(16)

21.1	Subsidiaries of the Company(18)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 2, 1999
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 19, 1998
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 15, 1998
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 11, 1998
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A dated May 8, 2000
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 17, 2001
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2003
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Virginia on the 12th day of June, 2003.

STAR SCIENTIFIC, INC.

By:	/s/ JONNIE R. WILLIAMS
Jonnie R. Williams Chief Executive Officer

Certification of Chief Executive Officer

I, Jonnie R. Williams, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Star Scientific, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 13, 2003

/s/ JONNIE R. WILLIAMS
Title:	Chief Executive Officer (principal executive officer)

Certification of Chief Financial Officer

I, Christopher G. Miller, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Star Scientific, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 13, 2003

/s/ CHRISTOPHER G. MILLER
Title:	Chief Financial Officer (principal financial and accounting officer)

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

Intangibles:

Intangibles consist primarily of patents, which are amortized using the straight-line method over a period of 17 years once the patent has been granted. The Company has deferred costs aggregating approximately $355,921 for patents pending as of December 31, 2002.

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

Segment reporting:

The Company has operations in two business segments and, as a result, has adopted Statement of Financial Accounting Standards No. 131—Disclosures about Segments of an Enterprise and Related Information (“FAS 131”). FAS 131 establishes standards for reporting information about operating segments in annual financial

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

statements. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has identified these segments based on the nature of business conducted by each. The identifiable segments are 1) the manufacture and sale of discount cigarettes and smokeless tobacco products to wholesalers, and 2) the sale of tobacco cured utilizing the technology to which the Company is the exclusive licensee and royalties thereon. This second segment also includes costs incurred in the research and development of methods of manufacturing less toxic and potentially less harmful tobacco products.

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

royalties were used to reduce the indebtedness to B&W. To the extent additional royalties are earned, they will be paid first in debt reduction and then in cash.

•	Amendment to Restated Loan Agreement. In addition to provisions noted above, forgiveness of any loan balances due B&W would be granted upon satisfactory completion of the hard tobacco market test, 50% of the then outstanding indebtedness, and forgiveness of the remainder of the indebtedness upon the introduction of the hard tobacco cigalett™ by B&W into retail outlets in at least 15 states.

•	Trademark license and Royalty Agreement. A license subject to a license fee of an initial $0.40 per carton was granted to B&W in connection with B&W’s sale and manufacture of low-TSNA Cigarettes (specifically, Advance®). A royalty-free exclusive right and license was also granted to B&W for the use of StarCure™ Inside or StarCured™ Mark for B&W branded tobacco products. Royalties are to be offset against the loans payable to B&W until such time as the debt is repaid and then will be paid in cash.

•	In connection with the sale-leasebacks discussed in Note 6, B&W agreed to release collateral associated with assets subject to those sale-leasebacks, provided 4/14’s of the proceeds of the sale-leasebacks were remitted to B&W and used to reduce outstanding debt.

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

The following table summarizes information for options and warrants outstanding and exercisable at December 31, 2002.

	Options and Warrants Outstanding			Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number	Weighted Avg. Exercise Price
$1.00–2.00	2,905,000	7.33 yrs.	$1.68	2,901,500	$1.68
2.01–3.00	1,282,026	6.97 yrs.	2.39	1,250,776	2.39
3.01–4.00	1,085,000	6.92 yrs.	3.82	871,305	3.79
4.01–5.00	125,000	6.13 yrs.	4.18	125,000	4.18

$1.00–5.00	5,397,026	7.31 yrs.	$2.42	5,148,581	$2.32

Weighted average grant date fair values are as follows:

	Number of Options	Exercise Price	Grant date fair value
2002
Exercise price:
Equals market	570,000	$1.51	$.27
Exceeds market	25,000	1.10	$.16
Less than market	100,000	2.40	$.53

2001
Exercise price:
Equals market	99,000	$1.92	$.24
Exceeds market	547,500	$2.21	$.29
Less than market	35,000	$3.02	$.51

2000
Exercise price equals market	1,110,526	$3.64	$.62

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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