Form 10-Q
period 2003-06-30
STAR SCIENTIFIC INC
filed 2003-08-14
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 2, 2003, there were 59,719,480 shares outstanding of the Registrant’s common stock, par value $.0001 per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2003 (Unaudited)	December 31, 2002
Current assets:
Cash and cash equivalents	$1,543,235	$13,968
Accounts receivable, trade	10,894,329	9,648,102
Inventories	8,126,914	9,211,518
Prepaid expenses and other current assets	1,214,288	887,447
Refundable income tax	—	4,265,074
Deferred tax asset	1,370,000	1,461,000

Total current assets	23,148,766	25,487,109

Property, plant and equipment, net	20,611,068	21,352,983
Idle equipment	3,889,735	3,889,735
Intangibles, net of accumulated amortization	994,692	1,039,290
Other assets	1,435,608	1,435,608
Deferred losses	31,979	43,266
Tobacco leaf inventory	2,400,000	2,400,000
Deposits on property and equipment	499,567	168,392
MSA escrow fund	27,023,244	33,482,229

Total Assets	$80,034,659	$89,298,612

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2003 (Unaudited)	December 31, 2002

Current liabilities:
Current maturities of long-term debt	$2,087,000	$2,151,221
Accounts payable, trade	13,078,891	9,617,085
Current maturities of capital lease obligations	4,488,639	4,395,234
Federal excise taxes payable	4,313,143	3,780,191
Line of credit	4,191,899	—
Accrued expenses	1,152,737	1,013,380

Total current liabilities	29,312,309	20,957,111
Long-term debt, less current maturities	24,255,762	26,923,623
Line of credit	—	4,104,569
Deferred gain on sale-leaseback	318,930	419,665
Deferred tax liability	7,337,000	12,111,000

Total liabilities	61,224,001	64,515,968

Stockholders’ equity:
Common stockA	5,972	5,972
Additional paid-in capital	15,335,792	15,304,793
Retained earnings	6,068,894	12,871,879
Notes receivable, officers	(2,600,000)	(3,400,000)

Total stockholders’ equity	18,810,658	24,782,644

	$80,034,659	$89,298,612

A	($.0001 par value per share, 100,000,000 shares authorized, 59,719,480 shares issued and outstanding)

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS

ENDED JUNE 30, 2003 AND 2002 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$18,538,240	$37,198,987	$44,566,216	$70,719,347
Less:
Cost of goods sold	4,483,666	13,239,061	10,773,518	23,428,249
Excise taxes on products	9,002,148	17,074,457	20,162,561	31,810,535

Gross profit	5,052,426	6,885,469	13,630,137	15,480,563

Operating expenses:
Marketing and distribution	2,414,909	5,060,030	5,287,787	8,596,355
General and administrative	3,993,605	4,108,176	8,852,259	7,807,949
Research and development	497,801	345,755	621,999	565,056

Total operating expenses	6,906,315	9,513,961	14,762,045	16,969,360

Operating loss	(1,853,889)	(2,628,492)	(1,131,908)	(1,488,797)
Other income (expenses):
Interest expense, net of interest income	242,626	216,680	580,202	395,192
Other	46,135	52,257	61,000	88,758
NAAG settlement	(9,834,875)	—	(9,834,875)	—

Loss before income taxes	(11,885,255)	(2,792,915)	(11,485,985)	(1,795,231)
Income tax benefit	4,848,000	1,155,500	4,683,000	707,000

Net loss	$(7,037,255)	$(1,637,415)	$(6,802,985)	$(1,088,231)

Basic loss per common share	$(.11)	$(.03)	$(.11)	$(.02)
Diluted loss per common share	$(.11)	$(.03)	$(.11)	$(.02)
Weighted average shares outstanding, basic	59,719,480	59,737,229	59,719,480	59,739,333

Weighted average shares outstanding, diluted	59,719,480	59,737,229	59,719,480	59,739,333

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003 (Unaudited)

	Common stock		Additional Paid-In Capital	Retained Earnings	Notes Receivable, Officers	Total
	Shares	Amount
Balances, December 31, 2002	59,719,480	$5,972	$15,304,793	$12,871,879	$(3,400,000)	$24,782,644
Issuance of common stock options	—	—	30,999	—	—	30,999
Collection of officer loan	—	—	—	—	800,000	800,000
Net loss	—	—	—	(6,802,985)	—	(6,802,985)

Balances, June 30, 2003 (unaudited)	59,719,480	$5,972	$15,335,792	$6,068,894	$(2,600,000)	$18,810,658

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Six Months Ended June 30,
	2003 (Unaudited)	2002 (Unaudited)

Operating activities:
Net loss	$(6,802,985)	$(1,088,231)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	468,386	391,540
Deferred income taxes	(4,683,000)	(707,000)
Other non-cash charges	(93,251)	88,758
Stock-based compensation expense	30,999	178,086
MSA escrow settlement loss	9,834,875	—
Increase (decrease) in cash resulting from changes in:
Current assets	3,776,610	(6,579,132)
Current liabilities	4,134,115	2,778,579
Other assets	—	142,587

Net cash flows from (used in) operating activities	6,665,749	(4,794,813)

Investing activities:
Patent costs incurred	(13,456)	(74,211)
Purchases of property and equipment	(5,197)	(1,434,111)
Repayment of officer note	800,000	—

Net cash flows from (used in) investing activities	781,347	(1,508,322)

Financing activities:
Proceeds from revolving line of credit	87,330	5,551,188
Proceeds from notes payable and capital leases	—	6,582,888
Payments on notes payable and capital leases	(2,629,269)	(2,713,429)
Cash paid to reacquire common stock	—	(28,684)

Net cash flows from (used in) financing activities	(2,541,939)	9,391,963

MSA escrow fund	(3,375,890)	(5,138,005)
Increase (decrease) in cash and cash equivalents	1,529,267	(2,049,177)
Cash and cash equivalents, beginning of period	13,968	3,084,612

Cash and cash equivalents, end of period	$1,543,235	$1,035,435

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$206,236	$729,628

Income taxes	—	$428,800

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies:

The condensed consolidated financial statements of Star Scientific, Inc. and its subsidiaries, collectively (“Star Scientific”, “Star” or the “Company”), and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2002.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results for a full year. The Company’s tobacco leaf revenues are seasonal in nature and primarily occur in the third and fourth quarters of a year.

The Company had net losses for all periods presented. Diluted loss per share assumes conversion of all potentially dilutive outstanding common stock options and warrants. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. Dilutive loss per share is the same as basic loss per share for all periods presented as the effect of all options outstanding is anti-dilutive.

On February 18, 2003, the Company announced the anticipated sale of its cigarette division to North Atlantic Trading Company, Inc. (“NATC”). As such, during the quarter ended March 31, 2003, the Company presented the operations associated with the cigarette division as discontinued operations. The Company’s agreement with NATC was terminated on July 15, 2003, which is discussed below under “Recent Developments.” As a result, the Company has no plan to discontinue this business segment in the near future and the cigarette division operations are presented in continuing operations. The effect of these discontinued operations subsequently retained by the Company is discussed in Note 4.

In 1999, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123—Accounting for Stock-Based Compensation (“FAS 123”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options).

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. The Company currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

2.	Obligations under Master Settlement Agreement—MSA Escrow Fund

Obligations under Master Settlement Agreement – MSA Escrow Fund

In November 1998, 46 states, the District of Columbia (the “Settling States”) and several U.S. territories entered into the Tobacco Master Settlement Agreement (the “MSA” or “Master Settlement Agreement”) to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company is required to satisfy certain purported escrow obligations under statutes that the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called “level playing field” statutes, or “qualifying statutes”, require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such non-participating tobacco manufacturers. Under these statutes the Company is obligated to escrow certain defined amounts for sales of cigarettes occurring in the prior year in each such state. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. In 2002, the inflation adjustment was 12.97% and the total amount required to be escrowed was $3.08 per carton. The base amount for 2003 through 2006 is $3.35 per carton, as adjusted for inflation. The base amount for 2007 and thereafter, is $3.77 per carton, as adjusted for inflation. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the settling states. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has, under protest, been required to make additional escrow deposits related to sales of the Company’s cigarettes subsequently made by the Company’s direct customers in other states (“indirect sales”). Star’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

In May 2002, the Company entered into negotiations with representatives of the National Association of Attorneys General ( the “NAAG”) in an attempt to resolve all currently contested issues relating to the MSA and state qualifying statutes. On June 18, 2003, the Company and the MSA states executed a comprehensive settlement agreement under which Star remains a non-participating manufacturer under the MSA and which resolves all issues as to the funding of the escrow accounts for the period 1999-2002. Under the Settlement Agreement, Star accepted responsibility for cigarettes manufactured during this period at its Petersburg, Virginia facility only. Brown & Williamson Tobacco Corporation (“B&W”) entered into a separate settlement agreement with the MSA states under which it agreed to make MSA payments based on the cigarettes that it contract manufactured for Star during the period 1999-2002. As a result of the settlement, Star’s total escrow obligation for the period 1999–2002 is $27,023,244, based on the number of cigarettes produced at its Petersburg, Virginia, facility and later sold in MSA states. Because Star previously deposited funds into escrow based both on product it manufactured and product contract manufactured by B&W that was sold in the MSA states, Star had a substantial excess amount in escrow (the percentage of total Star brand cigarettes manufactured at the Petersburg, Virginia facility was 84.32% in 1999, 42.79% in 2000, 35.42% in 2001 and 29.64% in 2002). This excess escrow amount ($9,834,875) was paid by Star to B&W as part of its separate settlement with the MSA states. This approximately $9.8 million has been expensed by Star during the second quarter. As the settlement was funded from previously escrowed funds, it has been excluded from operating activities in the accompanying statement of cash flows.

Star currently has approximately $27.0 million in escrow. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA. For 2003, and thereafter, Star will be responsible for making escrow payments on all Star cigarettes sold in any MSA state, regardless of where such products are manufactured.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the “level playing field” statutes, a number of states have recently enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow. Also, a number of states recently have amended their qualifying statutes to limit the extent to which escrow payments for a particular year could be capped. Further, Minnesota, one of the four non-MSA states in which Star increasingly has focused its sales of discount cigarettes, has recently passed a statute requiring distributors in the state to pay an additional $0.35 per pack fee on cigarettes purchased from manufacturers, such as Star, that have not entered into a separate settlement with the state. This statute took effect on July 1, 2003. Because all non-participating manufacturers are impacted uniformly, the impact of this statute on sales of discount cigarettes is difficult to determine at this point in time.

Tax and Financial Reporting Implications

All funds placed in escrow continue to be an asset of the Company and the Company’s presentation in its financial statements of the escrowed funds is based on, among other things, the fact that the Company receives the interest income generated by the escrow deposits, and that as discussed above, the escrow restriction will be released and funds returned to the Company on a 25-year rolling basis provided such funds have not been used to satisfy judgments or settlements.

No expense has been recorded for financial reporting purposes since FAS 5, Accounting for Contingencies, criteria related to contingent liability accrual have not been met. Specifically, in accordance with FAS 5, an estimated loss from a loss contingency shall be charged to income if (a) it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (b) the amount of the loss can be reasonably estimated. As of June 30, 2003, there are no indications that the escrow account has been impaired. There have been no judgments or settlements against the Company (although such claims may be asserted in the future by the MSA states) relating to the tobacco-related health claims as outlined in the Master Settlement Agreement. However, the Company is required under the various qualifying statutes to place funds in escrow to provide for such liability. Because the Company believes the FAS 5 criteria have not been met, no expense is accrued for financial reporting purposes.

When a loss contingency exists, the likelihood that the future event or events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. For this purpose, the future event or events are (1) “probable” if the future event or events are likely to occur (2) “reasonably possible” if the chance of the future event or events occurring is more than remote but less than likely, and (3) “remote” if the chance of the future event or events occurring is slight.

During 2002, the Company submitted to the Internal Revenue Service (“IRS”) a request for a Private Letter Ruling that would confirm the deductibility of funds placed in escrow under the MSA. Based on the rationale set forth in its Private Letter Ruling request, the Company took a deduction for escrow expenses in its IRS return for 2001 and 2002, and sought a refund for prior year payments. During the fourth quarter of 2002, the Company received $8.4 million in federal and state refunds relating to such payments. The Company received an additional tax refund of $4.1 million during the second quarter of 2003. If the IRS determines that the Company’s treatment of the payment into escrow is not appropriate for tax purposes, then the Company, based upon advice from tax counsel, expects it will challenge that determination in U.S. Tax Court to seek a final determination with respect to this issue. Ultimately, if the Company does not prevail in its position, the funds would have to be returned.

3.	Recent Developments

On February 18, 2003, the Company entered into an asset purchase agreement (the “Purchase Agreement”) to sell the assets of its cigarette division to NATC. On June 13, 2003, the Company mailed to stockholders an information statement describing the transaction, which was filed with the Securities and Exchange Commission (the “SEC”) on June 12, 2003.

The Purchase Agreement anticipated a closing of the transaction on or before July 15, 2003, subject to conditions outlined in the Purchase Agreement, including NATC’s ability to obtain financing for the transaction. However, on July 15, 2003, subsequent to this reporting period, the Company and NATC executed a termination agreement. Under the termination agreement, the $2.0 million earnest money deposit which had been placed into escrow by NATC at the signing of the Purchase Agreement was released to Star. On July 17, 2003, Star filed a Form 8-K with the SEC describing the termination of the Purchase Agreement and release of the $2.0 million.

In its quarterly report on Form 10-Q for the first quarter of this year, the Company reported its cigarette operations as “discontinued operations”, given the pending Purchase Agreement. The Company in this report is reporting all of its operations on a combined basis, given the termination of the Purchase Agreement and its lack of current plans to dispose of its cigarette business.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter, the Company completed its pre-marketing testing and development of a new, non-fermented spit-free™ “hard tobacco” product for moist snuff users, called STONEWALL Hard Snuff™, which is made from non-fermented 100% low-TSNA StarCured™ tobacco plus natural and artificial flavorings, as well as other ingredients. The Company has been test marketing STONEWALL Hard Snuff™ in approximately 80 stores in the Richmond, Virginia area, and anticipates expanding commercial distribution into the four non-MSA states where the Company can support the product with its existing sales force.

4.	Liquidity and Capital Resources:

The Company continues to experience negative cash flow when consideration is given to MSA obligations, has a working capital deficit of $6.2 million and has limited sources of external funding. As a result of the significant escrow obligations arising from the MSA, the Company has deposited into escrow a net amount of approximately $27.0 million for sales of cigarettes in MSA states during the period 1999-2002. These payments have totaled more than the Company’s net income over the corresponding time period. Thus, the Company has been required to meet its liquidity needs through means other than relying upon cash flow from operating activities. These other external sources of liquidity have included financing activities and income tax refunds related to its MSA escrow deposits. During the second quarter of 2003, the Company received approximately $4.1 million in tax refunds.

The Company’s liquidity needs for the next 12 months depend upon a number of factors. Increased competition in the discount cigarette business, the Company’s obligations to make MSA escrow deposits for 2003 sales on or before April 15, 2004, and the uncertainty regarding consumer acceptance of ARIVA® and STONEWALL Hard Snuff™ make it difficult for the Company to predict with clarity its precise liquidity needs over specific time frames.

Furthermore, the Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation. The Company anticipates increases in its general and administrative costs in the coming months in connection with the pending patent infringement lawsuits and other legal and regulatory matters. Further, the Company anticipates that there will be a significant period of time before its smokeless tobacco products are potentially able to generate significant revenues or cash flow. In order to continue to market ARIVA®, and test market STONEWALL Hard Snuff™, substantial additional capital will be needed for sales, marketing and promotion, funds which are not currently available.

Given the current cash shortfalls, the Company will need to generate or raise from outside sources a substantial amount of additional cash to meet its obligations and to support its ongoing operations and activities. Failure to raise additional capital would have a substantial adverse effect on the Company’s financial condition, results of operations and prospects.

The Company had anticipated obtaining significant liquidity from the proceeds of the sale of the cigarette business to NATC and expected that transaction to close on or before July 15, 2003. Also, the Company had anticipated that the sale of cigarettes would have been higher in the second quarter, notwithstanding the continued impact of foreign competition, particularly in the four non-MSA states, and the fact that the operations of the cigarette division, including the activities of the sales force, were disrupted by the pendency of the closing of the Purchase Agreement, particularly as the July 15 termination date for the agreement approached. However, with the termination of that transaction, the Company will continue to operate its cigarette division in an effort to generate cash flow, focusing on reducing cost-of-goods sold, and continuing to sell primarily in Florida, Minnesota, Mississippi and Texas, states in which it does not incur MSA escrow obligations. Currently there are no plans to sell the cigarette division and this will allow the Company to return to a more steady state of operations.

In an effort to lessen the impact of the disruption to its business, the Company has been negotiating with vendors and with leasing institutions to restructure and renegotiate payments. The Company believes it will be able to modify certain terms in its existing barn leases, with a goal of deferring at least $1.2 million of payments, and potentially more, from the third and fourth quarters of 2003 into 2004 and beyond.

While the Company has been aggressively engaged in cost-saving measures, including a significant reduction in cost-of-goods sold intended to improve cash flow, the Company will need to reduce overhead through salary reductions, personnel reductions, and salary deferrals, as well as deferring or curtailing ARIVA® marketing costs, or find alternative sources of funding for its working capital requirements.

The Company has a working capital line of credit, which is collateralized by under-30 day accounts receivable from its cigarette business. The Company can borrow up to 80% of its receivables and had $4.2 million of borrowings under this credit facility at June 30, 2003 at an interest rate of prime plus 0.5%, which was an effective rate of approximately 5.25% during the second quarter of

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2003. The Company is currently in negotiations to restructure and terminate this line of credit on or before December 31, 2003, and as part of these negotiations, has received a waiver of its fixed charge covenant. During the interim period the Company’s borrowing capacity will be capped at $3.5 million and its cost of borrowing will increase to approximately prime plus 2.5%, but management anticipates entering into a new credit facility with a different financial institution by the end of the year. The Company also has entered into discussions with possible new line of credit providers to increase its borrowing base, which currently only allows borrowing on 30-day account receivable terms with 80% receivable coverage, without any credit for finished goods inventory. No arrangements have been secured as of the date of this filing.

The adequacy of the Company’s liquidity on both a short and long-term basis will depend upon the effects on the Company and its business from many factors such as the amount of capital required to execute the Company’s business objectives of broadly distributing and marketing ARIVA® and Stonewall Hard Snuff™, defending its intellectual property, and other working capital needs. Thus, it is anticipated that the Company may need to raise additional funds and/or consider other business options. The Company is currently not able to estimate the combined impact of these events; however, there could be circumstances under which the Company would be required to raise a substantial amount of capital. Failure to raise additional capital could have a substantial adverse effect on the Company’s financial condition, results of operations and prospects. There can be no guarantee that the Company will be able to raise capital, or that, if it can raise the capital, the terms would be acceptable to the Company. The Company’s need to raise additional funds to meet its working capital and other capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, the amount of any escrow obligations it may be required to deposit by April 2004 to comply with the MSA for year 2003 sales, the success of the Company’s anticipated very low-nitrosamine smokeless tobacco products and the other factors described under “Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

5.	Long Term Debt:

Notes/capital leases payable at June 30, 2003 consist of the following:

Notes payable, non-interest bearing until September 1, 2005. Interest accrues beginning September 2005 at prime plus 1%, payable monthly. Principal payable in 60 equal monthly installments commencing September 2005; collateralized by the Company’s tobacco curing barns, leaf tobacco inventory and intellectual property.(A)	$21,373,198
Promissory note, payable with effective interest of 10.04%, collateralized by the Company’s tobacco curing barns.	1,807,834
Capitalized lease obligations, payable with effective interest ranging from 9.0 to 10.5%, in varying installments through 2005.	7,650,370

30,831,402
Less current maturities of long term debt and capital lease obligations	6,575,639

Notes payable and capital leases, less current maturities	$24,255,763

(A)	On April 25, 2001, the Company renegotiated these notes to provide for maturities beginning in January 2005, and subsequently amended the beginning payment date to September 2005. There are provisions in the note restatements for reductions based on royalties from B&W and other future performance by B&W under the agreements entered into on April 25, 2001. This includes a 50% reduction of debt if B&W conducts a successful test market of a hard tobacco product and a 100% reduction of debt if B&W subsequently markets a hard tobacco product in 15 states.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The annual maturities of notes payable and capital leases are as follows:

Twelve months ending June 30,
2004	$6,575,639
2005	5,751,212
2006	4,400,901
2007	4,053,288
2008	4,053,288
Thereafter	5,997,074

$30,831,402

6.	Income tax benefit consists of the following:

	Six months ending June 30,
	2003	2002
Current	$—	$—
Deferred	(4,683,000)	(707,000)

	$(4,683,000)	$(707,000)

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Segment information:

	Segment of Business
	Three months ended June 30, 2003
	Cigarettes and Smokeless Products	Tobacco Leaf	Consolidated
Revenue(A)	$18,528,832	$9,408	$18,538,240
Cost of sales and excise taxes	13,485,814	—	13,485,814

Gross margin	5,043,018	—	5,052,426

Research and development	—	497.801	497,801

	Three months ended June 30, 2002
	Cigarettes and Smokeless Products	Tobacco Leaf	Consolidated
Revenue(A)	$37,198,987	$—	$37,198,987
Cost of sales and excise taxes	30,313,518	—	30,313,518

Gross margin	6,885,469	—	6,885,469

Research and development	—	345,755	345,755

	Segment of Business
	Six months ended June 30, 2003
	Cigarettes and Smokeless Products	Tobacco Leaf	Consolidated
Revenue(A)	$44,556,808	$9,408	$44,566,216
Cost of sales and excise taxes	30,936,079	—	30,936,079

Gross margin	13,620,729	9,408	13,630,137

Research and development	—	621,999	621,999

	Six months ended June 30, 2002
	Cigarettes and Smokeless Products	Tobacco Leaf	Consolidated
Revenue(A)	$70,719,347	$—	$70,719,347
Cost of sales and excise taxes	55,238,784	—	55,238,784

Gross margin	15,480,563	—	15,480,563

Research and development	—	565,056	565,056

(A)	Note—Revenues for the tobacco leaf segment are primarily generated in the 3rd and 4th quarters of the year.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Litigation:

In May 2001, the Company filed a patent infringement action against R. J. Reynolds Tobacco Company (“RJR”) in the United States District Court for Maryland, Southern Division to enforce the Company’s rights under U.S. Patent No. 6,202,649 (the ‘649 Patent). On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the ‘649 Patent, which is at issue in the first lawsuit against RJR. Shortly after filing its second lawsuit, the Company filed a motion to consolidate the two patent infringement lawsuits in the United States District Court for Maryland. This motion was granted on August 26, 2002 and the court thereafter set a fact discovery deadline of January 31, 2003, a period for expert discovery through March 15, 2003 and the filing of dispositive motions by March 31, 2003. The parties completed fact and expert discovery, and submitted a joint stipulation, which was entered as an order by the court on March 17, 2003. Under that order, dispositive motions were filed on April 28, 2003 and briefing on such motions has been completed. On June 5, 2003, the Company filed a motion requesting a hearing on the pending motions and the setting of a definitive trial date. A hearing on these pending motions is scheduled for August 28, 2003.

In July 2001, Harry Powell filed a lawsuit against Star in San Diego County Superior Court, pursuant to California Business and Professional Code Section 17200. Mr. Powell alleges that Star failed to fully comply with California’s qualifying statute, despite the fact that Star deposited approximately $882,000 into escrow for sales of cigarettes in California in 2000. On May 2, 2003, the court set a case management conference for June 20, 2003, to further consider the status of the case given the ongoing settlement discussions regarding Star’s liability under the qualifying statutes. At the June 20 conference, the court held that the case would be dismissed on September 15, 2003, unless the plaintiff demonstrated why the case should continue in light of the comprehensive MSA settlement entered into on June 18, 2003.

Since the introduction of ARIVA®, three citizen petitions have been filed with the United States Food and Drug Administration (the “FDA”) seeking to have ARIVA® regulated as a food and/or a drug product under the Federal Food, Drug and Cosmetic Act. On May 1, 2002 the Company, through counsel, filed responses to two of these petitions, and on June 13, 2002, filed a response to the third petition. The Company has also filed responses to other comments filed with the FDA in certain of these dockets, including comments filed by certain state Attorneys General. The Company’s legal team is headed by former U.S. Solicitor General Charles Fried, Esquire and by FDA attorneys from Gray Cary; Paul, Hastings, Janofsky & Walker LLP; and Bergeson & Campbell, P.C. In the responses counsel concluded that the petitions are factually flawed and without merit, because ARIVA® does not fit the definition of a food or a drug under the Federal Food, Drug and Cosmetic Act. Furthermore, because ARIVA® is a customarily marketed smokeless tobacco product that is intended to provide tobacco satisfaction and is licensed by the Tax and Trade Bureau (formerly the Bureau of Alcohol, Tobacco and Firearms), the FDA lacks jurisdiction to regulate ARIVA® based on the March 21, 2000 decision of the Supreme Court in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000). Despite the Company’s position as reflected in its responses, there is no certainty that the FDA will agree with that position and not seek to assert jurisdiction over ARIVA®. By letter dated July 17, 2002, the FDA stated that it was continuing to review the issues raised in the first petition filed with the agency on December 18, 2001.

The Virginia Department of Taxation has asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115. The

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company has applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. The Company has not paid that assessment and is not required to do so pending its appeal to the Department of Taxation. As such, these sales taxes have not been accrued for in the accompanying financial statements. The Company has also challenged the taxation of certain other property on the grounds that the property is used directly in production activities at the Company’s plant in Chase City, Virginia. The Company has paid that assessment, in the amount of $24,274, in full pending appeal. The administrative procedure for consideration of the Company’s application for correction of these assessments is expected to be concluded sometime during 2004. If the Company’s appeal is not successful, it would be liable for interest on the contested amount.

There is other, immaterial litigation in the ordinary course of business which the Company is vigorously defending. The reader is referred to the Company’s other periodic filings with the Securities and Exchange Commission for further information on other litigation matters.

9.	Commitments and Contingencies:

The Company has entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on behalf of the Company. It is estimated that at the time these litigation and related matters are concluded, the Company’s portion of these costs could be in excess of one million dollars. One-half of these costs advanced by counsel would be payable by the Company if it does not prevail in these litigation matters. However, given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. The Company has paid or accrued all existing obligations. Also, as part of its fee arrangements in certain of these matters, the Company has agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments the Company actually receives in the event that the litigation is resolved in favor of the Company in return for a cap on fee payments during the litigation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion provides an assessment of the Company’s consolidated results of operations, capital resources, and liquidity and should be read together with the financial statements and related notes included elsewhere in this report and in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

Star Scientific, Inc. (“Star”) and its wholly-owned subsidiary, Star Tobacco, Inc. (“ST” and together with Star, the “Company”) are technology-oriented tobacco companies with a mission to reduce toxins in tobacco leaf and tobacco smoke. The Companies are engaged in:

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

(3) the sales, marketing and development of very low-nitrosamine smokeless tobacco products that also carry enhanced warnings beyond those required by the Surgeon General (in 2001, the Company introduced three new smokeless products, STONEWALL™ moist and dry snuffs, and ARIVA® compressed powdered tobacco cigalett™ pieces and during the second quarter of 2003 introduced STONEWALL Hard Snuff™); and

(4) the manufacture and sale of four discount cigarette brands.

During the second quarter of 2003, the Company’s revenues were generated through (i) the sale of discount cigarettes by ST, and (ii) the sale of smokeless tobacco products. There were no sales of tobacco leaf during the second quarter of 2003 as tobacco leaf sales are seasonal in nature and occur only in the third and fourth quarters of a year. Notwithstanding the Company’s increasing focus on low-TSNA smokeless tobacco products, in the second quarter of 2003, the Company’s revenue continued to be generated principally through the sale of discount cigarettes by ST, which currently manufacturers and sells four brands of discount cigarettes, SPORT®, MAINSTREET®, VEGAS® and G-SMOKE®.

ST’s cigarettes are sold through approximately 182 tobacco distributors throughout the United States, although the Company has sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas, where MSA escrow obligations are not imposed. Sales of the Company’s discount cigarettes have continued to decline due to intensified pricing competition from foreign manufacturers, particularly in the four non-MSA states in which it is currently focusing its sales efforts.

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

Given the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens, the Company’s focus over the last three years has centered on the development and commercialization of very low-TSNA non-fermented smokeless tobacco products that can be used as an alternative to cigarettes in situations where adult tobacco users either cannot or choose not to smoke. The Company expects that in the future its focus will continue to be on the development and sale of very low-TSNA non-fermented smokeless tobacco products, as well as on encouraging other tobacco manufacturers to sublicense the StarCured™ tobacco curing technology to produce very low-TSNA tobacco (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below). The Company is also committed to continuing to advocate meaningful federal regulation for all tobacco products and has publicly announced its support for reasoned regulation of tobacco products by the FDA.

During the second quarter, the Company completed its pre-market testing and development of a new, non-fermented spit-free™ “hard tobacco” product for moist snuff users, called STONEWALL Hard Snuff™, which is made from non-fermented 100% low-TSNA StarCured™ tobacco plus natural and artificial flavorings, as well as other ingredients. The Company has been test marketing STONEWALL Hard Snuff™ in approximately 80 stores in the Richmond, Virginia area, and anticipates expanding commercial distribution into the four non-MSA states where the Company can support the product with its existing sales force.

Recent Developments

On February 18, 2003, the Company entered into an agreement (the “Purchase Agreement”) to sell the assets of its cigarette division to North Atlantic Trading Company, Inc. (“NATC”). On June 13, 2003, the Company mailed to stockholders an information statement describing the transaction, which was filed with the SEC on June 12, 2003.

The Purchase Agreement anticipated a closing of the transaction on or before July 15, 2003, subject to conditions outlined in the Purchase Agreement, including NATC’s ability to obtain financing for the transaction. However, on July 15, 2003, the Company and NATC executed a termination agreement. Under the termination agreement, the $2 million earnest money deposit which had been placed into escrow by NATC at the signing of the Purchase Agreement was released to Star. On July 17, 2003, Star filed a Form 8-K with the SEC describing the termination of the Purchase Agreement and release of the $2 million.

On June 18, 2003, the Company and the MSA states executed a comprehensive settlement agreement under which Star remains a non-participating manufacturer under the MSA and which resolves all issues as to the funding of the escrow accounts for the period 1999-2002. Under the Settlement Agreement, Star accepted responsibility for cigarettes manufactured during this period at its Petersburg, Virginia facility only. B&W entered into a separate settlement agreement with the MSA states under which it agreed to make MSA payments based on the cigarettes that it contract manufactured for Star during the period 1999-2002. As a result of the settlement, Star’s total escrow obligation for the period 1999–2002 is $27,023,244, based on the number of cigarettes produced at its Petersburg, Virginia facility. Because Star previously deposited funds into escrow based both on product it manufactured and product contract manufactured by B&W that was sold in the MSA states, Star had a substantial excess amount in escrow (the percentage of total Star brand cigarettes manufactured at the Petersburg, Virginia facility was 84.32% in 1999, 42.79% in 2000, 35.42% in 2001 and 29.64% in 2002). This excess escrow amount ($9,834,875) was paid by Star to B&W as part of its separate settlement with the MSA states. This approximately $9.8 million has been expensed by Star during the second quarter.

Star currently has approximately $27.0 million in escrow. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA. For 2003, and thereafter, Star will be responsible for posting escrow for all Star cigarettes sold in any MSA state, regardless of where such products are manufactured.

During the second quarter, in an effort to increase the gross profit of its cigarettes in the rapidly growing fourth tier (discount) segment of the market, which now constitutes more than 10% of the overall cigarette market, the Company continued to reduce its cost-of-goods sold by approximately 13% per carton, to approximately $1.84 per carton, compared with an average cost of $2.12 per carton during the first quarter of 2003. The average sales price per carton decreased approximately 7% and overall cigarette revenues decreased approximately 28.8%, from $26.0 million to $18.5 million.

This cost of sales reduction was achieved by resuming the in-house manufacturing of all of its cigarettes at its Petersburg, Virginia manufacturing facility, as well as purchasing less expensive tobacco and filters for its discount cigarettes. The Company anticipates that the manufacturing capacity in Petersburg should be sufficient to satisfy the manufacturing needs for its cigarettes for the foreseeable future. However, in order to further reduce cost of sales, management is in the process of making arrangements for the contract manufacturing of a portion of its cigarettes at a lower per carton price commencing in the third quarter.

Minnesota, one of the four non-MSA states in which Star increasingly has focused its sales of discount cigarettes, has recently passed a statute requiring distributors in the state to pay an additional $0.35 per pack fee on cigarettes purchased from manufacturers, such as Star, that have not entered into a separate settlement with the state. This statute took effect on July 1, 2003. Because all non-participating manufacturers are impacted uniformly, the impact of this statute on sales of discount cigarettes is difficult to determine at this point in time.

Development of Smokeless Tobacco Products

On September 28, 2001, the Company introduced its first two very low-TSNA snuff products (a moist and a dry snuff) under the brand name STONEWALL™. On November 14, 2001, Star introduced its flagship hard tobacco cigalett™ pieces (ARIVA®). ARIVA® is a compressed powdered tobacco product designed to dissolve completely in the mouth without leaving any residue or requiring expectoration. ARIVA® is being marketed nationwide by ST through its existing sales force and ST’s network of established tobacco distributors, and through new distributors with whom ST has not previously had a relationship, as well as through direct arrangements with several national retail chains.

Sales of Star’s smokeless products were de minimis in 2001 and 2002, and declined in the first two quarters of 2003 due to the fact that initial sales were primarily derived from original placement of the product in the stores. By March 31, June 30, September 30, December 31 of 2002 and March 31, 2003, the Company’s smokeless products had been placed in more than 12,000, 30,000, 33,000, and 35,000 convenience and retail store locations, respectively. Sales for the corresponding period were 73,800, 69,420, 16,800, 7,780, and 3,980 cartons (10 packs equal one carton) in the first, second, third and fourth quarters of 2002, and the first quarter of 2003, respectively. In the second quarter of 2003, the Company sold 1,480 cartons of ARIVA®. As of the end of the second quarter 2003, not all of the stores in which the Company’s smokeless products were initially placed continued to sell ARIVA® or Star’s other smokeless products, and as a result it is believed that these products currently were available in approximately 28,000 stores at that time.

The Company anticipates that future sales will be derived from a combination of initial sales to retail, convenience and tobacco departments of drug stores and re-orders from existing customers. Overall, the sales of smokeless products continue to represent a nominal portion of the Company’s total sales. Despite the broad distribution of ARIVA®, sales have been slower than expected. As a result, the time period for generating significant revenue and cash flow from the introduction of ARIVA® will be longer than originally expected and it will take longer for the smokeless products to support themselves on a stand-alone basis. During 2003, the Company anticipates continuing to seek new outlets for ARIVA®, but cannot be sure that ARIVA® will be accepted into the national marketplace or produce sufficient revenue to support the Company’s initiative to focus primarily on smokeless tobacco products.

We believe that the acceptance of ARIVA® has been adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by adult smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which has appeared in various newspapers and FDA filings; (4) ARIVA® requires smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop brand name recognition with consumers; and (6) difficulty in obtaining capital required for large scale consumer education and marketing directed to adult tobacco users. The Company expects that the successful marketing of ARIVA® on a broad basis will require the expenditure of substantial funds, which the Company will need to obtain from external financing, the availability of which cannot be assured. (See “Liquidity and Capital Resources” below for more information on the Company’s liquidity.) ARIVA® can currently be found in the following chain stores: CVS Pharmacies, Rite Aid Drug Stores, Albertsons/Osco, Sav-on, 7-Eleven franchises, Eckerd Drug, and Hudson News (located in airport terminals, bus terminals and train stations).

During the second quarter of 2003, the Company introduced into test market a new, non-fermented spit-free™ “hard tobacco” product for moist snuff users, called STONEWALL Hard Snuff™, which is made from 100% low-TSNA StarCured™ tobacco plus natural and artificial flavorings as well as other ingredients. The Company is currently test marketing STONEWALL Hard Snuff™ in approximately 80 stores in the Richmond, Virginia area, and anticipates expanding commercial distribution into the four non-MSA states where the Company can support the product with its existing sales force.

Results of Operations

The Company’s unaudited condensed consolidated results for the three- and six-month periods ended June 30, 2003 and 2002 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$18,538,240	37,198,987	$44,566,216	70,719,347
Cost of goods sold	4,483,666	13,239,061	10,773,518	23,428,249
Federal excise tax	9,002,148	17,074,457	20,162,561	31,810,535

Gross profit	5,052,426	6,885,469	13,630,137	15,480,563

Total operating expenses	6,906,315	9,513,961	14,762,045	16,969,360

Operating loss	(1,853,889)	(2,628,492)	(1,131,908)	(1,488,797)

Net loss	$(7,037,255)	(1,637,415)	$(6,802,985)	(1,088,231)

Basic:

Loss per common share	$(.11)	(.03)	$(.11)	(.02)

Diluted:

Loss per common share	$(.11)	(.03)	$(.11)	(.02)

Weighted average shares outstanding	59,719,480	59,737,229	59,719,480	59,739,333

Diluted weighted average shares outstanding	59,719,480	59,737,229	59,719,480	59,739,333

Second Quarter 2003 Compared with Second Quarter 2002

Overview. During the first quarter of 2003, the Company reported the results of its cigarette business as a discontinued operation in light of the pending Purchase Agreement with NATC, and the Company separately described the results of its smokeless tobacco business and its cigarette division. The Company stated that in the event the sale of the cigarette business to NATC did not occur, it was Star’s intention to continue to operate the cigarette business. Given the fact that on July 15, 2003 the Purchase Agreement was terminated, the results of the Company’s smokeless tobacco business and its cigarette division are once again being reported on a consolidated basis.

Net Sales. During the second quarter of 2003, the Company’s consolidated net sales decreased approximately $18.7 million or 50.2% to approximately $18.5 million, from $37.2 million for the second quarter of 2002. The Company sold approximately 480 million cigarettes during the second quarter of 2003, compared with sales of approximately 875 million cigarettes during the second quarter of 2002, representing a decrease of approximately 45%. The decline in unit sales was principally due to intensified pricing competition from foreign manufacturers, particularly in the four non-MSA states in which it is currently focusing its sales efforts.

Sales of ARIVA® during the first six months of 2002 were primarily derived from original placement of the product in stores. Sales of ARIVA® have been declining over the last several quarters due to the fact that the number of new stores in which ARIVA® has been placed has leveled off and reorders for ARIVA® have been limited. The Company sold 69,420 cartons of ARIVA® during the second quarter of 2002 and 3,980 cartons during the second quarter of 2003. The Company believes that the acceptance of ARIVA® has been adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which has appeared in various newspapers and FDA filings; (4) ARIVA® requires smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop brand name recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users. Sales of STONEWALL™ moist and STONEWALL™ dry have continued to be de minimis. During the second quarter of 2003, as during the second quarter of 2002, the Company earned de minimis royalties paid by B&W on sales of its ADVANCE® low-TSNA cigarette, which B&W continues to test market in Indianapolis, Indiana.

Gross Profit. During the second quarter of 2003, the Company’s consolidated gross profit decreased approximately $1.8 million or 26.6 % to approximately $5.1 million, from $6.9 million for the second quarter of 2002. This decrease is primarily due to the decrease in volume, but that was partially offset by an approximately 30% decrease in cost of goods sold per carton and increased prices for the Company’s cigarettes. The decrease in cost-of-goods sold is primarily due to the Company manufacturing all of its own cigarettes in its Petersburg, Virginia facility as well as purchasing less expensive tobacco and filters for its discount cigarettes. The average sales price charged by the Company for its cigarettes increased 4.5% from $7.98 per carton during the second quarter of 2002 to $8.36 per carton during the second quarter of 2003.

Total Operating Expenses. During the second quarter of 2003, the Company’s total operating expenses decreased approximately $2.6 million or 27.4% to approximately $6.9 million from $9.5 million for the second quarter of 2002. Due to the initial launch of ARIVA® on a nationwide basis during the first and second quarters of 2002, marketing and distribution costs were $5.1 million during the second quarter of 2002, and fell to $2.4 million during the second quarter of 2003. General and administrative costs in the second quarter of 2003 of $4.0 million, were approximately equal to the $4.1 million incurred during the second quarter of 2003, while research and development costs increased to $0.5 million during the second quarter of 2003 from $0.3 million for the second quarter of 2002.

•	Marketing and Distribution Expenses. During the second quarter of 2003, the Company’s marketing and distribution expenses decreased approximately $2.6 million or 52.9% to $2.4 million from $5.1 million for the second quarter of 2002. Due to the approximately 50% decrease in sales, distribution costs and commissions, which are a large percentage of marketing costs, have fallen correspondingly. At the end of the second quarters of 2002 and the first quarter of 2003, the number of convenience and retail stores carrying Star’s smokeless products were approximately 30,000 and 35,000, respectively. At the end of the second quarter not all of those stores in which our smokeless products were initially placed continued to sell ARIVA® or our other smokeless products, and it is believed that those products currently are available in approximately 28,000 stores.

•	General and Administrative Expenses. General and administrative expenses totaled $4.0 million for the second quarter of 2003, roughly equal to the $4.1 million spent during the comparable 2002 period. A significant portion of these expenses relate to legal costs incurred in connection with the NATC transaction and costs in connection with the Company’s pending consolidated lawsuits against R.J. Reynolds for patent infringement in the United States District Court for the District of Maryland. In the coming months, the Company anticipates increases in its general and administrative costs in connection with its patent infringement lawsuits.

•	Research and Development Expenses. Research and development costs in the second quarter of 2003 were approximately $0.5 million compared to $0.3 million during the second quarter of 2002. During the second quarters of both 2002 and 2003, research and development costs were connected principally to scientific studies related to low-TSNA products, and the Company’s continued development of a spit-free™ STONEWALL Hard Snuff™ tobacco product for smokeless tobacco users. The Company expects research and development expenses to continue at approximately their current level given the fact that the Company has introduced four very low-TSNA smokeless products since 2001, and has now completed the development of STONEWALL Hard Snuff™, which is being test marketed in the Richmond, Virginia area. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. The Company is in the process of designing several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk and to assess bio-marker differences in smoked versus smokeless tobacco. These studies are conducted by independent laboratories and universities.

Interest Expense. The Company had interest expense of $306,316 and interest income of $63,690, for a net interest expense of $242,626 in the second quarter of 2003. This compares to a net interest expense of $216,680 during the second quarter of 2002. The higher interest expense in the second quarter of 2003 resulted from interest charges from the Company’s line of credit facility, which was utilized for general working capital requirements. This interest expense was partially offset by interest income generated by the Company’s MSA Escrow Fund; however, the interest rates are very low due to the conservative investment options required by the escrow agreements. The Company receives for its own account the current interest on the amounts in escrow, but this interest income is not sufficient to offset the Company’s cost of capital.

Income Tax Benefit. The Company had an income tax benefit of $4.9 million for the second quarter of 2003 as compared to an income tax benefit of $1.2 million for the second quarter of 2002. This increase is directly attributable to the increase in pre-tax loss during the respective periods.

Other Expenses. On June 18, 2003, the Company and the MSA states executed a comprehensive settlement agreement under which Star remains a non-participating manufacturer under the MSA and which resolves all issues as to the funding of the escrow accounts for the period 1999-2002, as described above in “Recent Developments”. In connection with this settlement agreement, Star was permitted to release approximately $9.8 million from its MSA escrow funds, that, under the agreement, was transferred to B&W as part of its separate MSA settlement and which resulted in an expense for that amount.

Net Loss. The Company had a consolidated net loss of $7.0 million for second quarter of 2003 compared with a consolidated net loss of $1.6 million for the second quarter of 2002. The increase in net loss primarily reflects the release of the approximately $9.8 million of previously escrowed funds to B&W in connection with the comprehensive MSA settlement entered into on June 18, 2003, as well as decreased cigarette sales, and higher legal expenses, net of tax benefit.

In the second quarter 2003, the Company had basic and diluted losses per share of $0.11 compared to basic and diluted losses per share of $0.03 in the same period in 2002.

Subsequent to June 30, 2003, the Company received from NATC the $2.0 million earnest money escrow deposit in connection with the termination of the NATC Purchase Agreement. The impact of this item on our statements of operations and cash flows will appear in the next quarterly statement ending September 30, 2003.

First Six Months of 2003 Compared with First Six Months of 2002

Net Sales. During the first six months of 2003, the Company’s consolidated net sales decreased $26.1 million or 36.9% to $44.6 million, from $70.7 million, for the first six months of 2002. Cigarette sales continued to decline primarily due to intensified pricing competition from foreign manufacturers, particularly in the four non-MSA states, and the Company’s focus on the introduction and market penetration of its very low-TSNA smokeless tobacco products. The Company sold approximately 1.1 billion cigarettes during the first six months of 2003, compared with sales of approximately 1.7 billion cigarettes during the first six months of 2002, representing a decrease of approximately 33%. The decline in unit sales was slightly offset by an approximately 3.6% increase in the sales price charged by the Company for its cigarettes.

Gross Profits. During the first six months of 2003, the Company’s consolidated gross profit decreased approximately $1.9 million or 12.2% to approximately $13.6 million from $15.5 million for the first six months of 2002. Lower revenues were partially offset by a reduction in the Company’s cost-of-goods sold by approximately 25% per carton, to approximately $1.99 per carton, compared with an average cost of approximately $2.65 per carton during the first six months of 2002. The decrease in cost-of-goods sold is primarily due to the Company manufacturing all of its own cigarettes in its Petersburg, Virginia facility as well as purchasing less expensive tobacco and filters for its discount cigarettes.

Total Operating Expenses. During the first six months of 2003, the Company’s total operating expenses decreased approximately $2.2 million or 13.0% to approximately $14.8 million from $17.0 million for the first six months of 2002. The decrease is attributable primarily to a decrease in marketing and distribution expenses.

•	Marketing and Distribution Expenses. During the first six months of 2003, the Company’s marketing and distribution expenses totaled $5.3 million, a decrease of $3.3 million over the comparable 2002 period expense of $8.6 million. This decrease was caused partially by lower retail and wholesale promotions as well as by lower overall cigarette commissions due to lower sales.

•	General and Administrative Expenses. During the first six months of 2003, the Company’s general and administrative expenses totaled $8.9 million, compared with $7.8 million for comparable 2002 period expenses. The majority of this increase is due to legal and accounting costs incurred in connection with the NATC transaction, as well as legal costs incurred in connection with the Company’s ongoing patent infringement lawsuits.

•	Research and Development Expenses. Research and development costs of approximately $0.6 million in the first six months of 2003 were approximately the same as the comparable 2002 period. During both periods, research and development costs were connected principally to scientific studies related to low-TSNA products, and the Company’s continued development of a spit-free™ STONEWALL Hard Snuff™ tobacco product for smokeless tobacco users. The Company expects research and development expenses to continue at approximately their current level given the fact that the Company has introduced four very low-TSNA smokeless products since 2001 and has now completed the development of STONEWALL Hard Snuff™, which is being test marketed in the Richmond, Virginia area. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. The Company is in the process of designing several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk and to assess bio-marker differences in smoked versus smokeless tobacco. These studies are conducted by independent laboratories and universities.

Interest Expense. The Company had interest expense of $661,892 and interest income of $81,690, for a net interest expense of $580,202 in the first six months of 2003. This compares to a net interest expense of $395,192 during the first six months of 2002. The higher interest expense in the first six months of 2003 resulted from interest charges from the Company’s line of credit facility, which was utilized for general working capital requirements. This interest expense was partially offset by interest income generated by the Company’s MSA Escrow Fund; however, the interest rates are very low due to the conservative investment options required by the escrow agreements. The Company receives for its own account the current interest on the amounts in escrow, but this interest income is not sufficient to offset the Company’s cost of capital.

Income Tax Benefit. The Company had an income tax benefit of $4.7 million for the first six months of 2003 as compared to an income tax benefit of $0.7 million for the first six months of 2002. This increase is directly attributable to the increase in pre-tax loss during the respective periods.

Other Expenses. On June 18, 2003, the Company and the MSA states executed a comprehensive settlement agreement under which Star remains a non-participating manufacturer under the MSA and which resolves all issues as to the funding of the escrow accounts for the period 1999-2002, as described above in “Recent Developments”. In connection with this settlement agreement, Star was permitted to release approximately $9.8 million from its MSA escrow funds, that, under the agreement, was transferred to B&W as part of its separate MSA settlement and which resulted in an expense for that amount.

Net Loss. The Company had a consolidated net loss of $6.8 million for first six months of 2003 compared with a consolidated net loss of $1.1 million reported in the comparable 2002 period. The current period net loss primarily reflects the release of approximately $9.8 million of previously escrowed funds to B&W in connection with the comprehensive MSA settlement entered into on June 18, 2003, as well as decreased cigarette sales, and higher legal expenses, net of tax benefits.

In the first six months of 2003, the Company had basic and diluted losses per share of ($0.11) compared to basic and diluted losses per share of ($0.02) in the same period in 2002.

Subsequent to June 30, 2003, the Company also received from NATC the $2.0 million earnest money escrow deposit in connection with the termination of the NATC Purchase Agreement. The impact of this item on our statements of operations and cash flows will appear in the next quarterly statement ending September 30, 2003.

Liquidity and Capital Resources

Overview.   The Company continues to experience negative cash flow when consideration is given to MSA obligations, has a working capital deficit of $6.2 million and has limited sources of external funding. As a result of the significant escrow obligations arising from the MSA, the Company has deposited into escrow a net amount of approximately $27.0 million for sales of cigarettes in MSA states during the period 1999-2002. These payments have totaled more than the Company’s net income over the corresponding time period. Thus, the Company has been required to meet its liquidity needs through means other than relying upon cash flow from operating activities. These other external sources of liquidity have included financing activities and income tax refunds related to its MSA escrow deposits. During the second quarter of 2003, the Company received approximately $4.1 million in tax refunds.

The Company’s liquidity needs for the next 12 months depend upon a number of factors. Increased competition in the discount cigarette business, the Company’s obligations to make MSA escrow deposits for 2003 sales on or before April 15, 2004, and the uncertainty regarding consumer acceptance of ARIVA® and STONEWALL Hard Snuff™ make it difficult for the Company to predict with clarity its precise liquidity needs over specific time frames.

Furthermore, the Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation. The Company anticipates increases in its general and administrative costs in the coming months in connection with the pending patent infringement lawsuits and other legal and regulatory matters. Further, the Company anticipates that there will be a significant period of time before its smokeless tobacco products are potentially able to generate significant revenues or cash flow. In order to continue to market ARIVA®, and test market STONEWALL Hard Snuff™, substantial additional capital will be needed for sales, marketing and promotion, funds which are not currently available.

Given the current cash shortfalls, the Company will need to generate or raise from outside sources a substantial amount of additional cash to meet its obligations and to support its ongoing operations and activities. Failure to raise additional capital would have a substantial adverse effect on the Company’s financial condition, results of operations and prospects.

The Company had anticipated obtaining significant liquidity from the proceeds of the sale of the cigarette business to NATC and expected that transaction to close on or before July 15, 2003. Also, the Company had anticipated that the sale of cigarettes would have been higher in the second quarter, notwithstanding the continued impact of foreign competition, particularly in the four non-MSA states, and the fact that the operations of the cigarette division, including the activities of the sales force, were disrupted by the pendency of the closing of the Purchase Agreement, particularly as the July 15 termination date for the agreement approached. However, with the termination of that transaction, the Company will continue to operate its cigarette division in an effort to generate cash flow, focusing on reducing cost-of-goods sold, and continuing to sell primarily in Florida, Minnesota, Mississippi and Texas, states in which it does not incur MSA escrow obligations. Currently there are no plans to sell the cigarette division and this will allow the Company to return to a more steady state of operations.

In an effort to lessen the impact of the disruption to its business, the Company has been negotiating with vendors and with leasing institutions to restructure and renegotiate payments. The Company believes it will be able to modify certain terms in its existing barn leases, with a goal of deferring at least $1.2 million of payments, and potentially more, from the third and fourth quarters of 2003 into 2004 and beyond.

While the Company has been aggressively engaged in cost-saving measures, including a significant reduction in cost-of-goods sold intended to improve cash flow, the Company will need to reduce overhead through salary reductions, personnel reductions, and salary deferrals, as well as deferring or curtailing ARIVA® marketing costs or find alternative sources of funding for its working capital requirements.

As of June 30, 2003, the Company had approximately $1.5 million in cash and cash equivalents and $10.9 million of accounts receivable, compared to approximately $14,000 in cash and cash equivalents, and $9.6 million in accounts receivable, as of December 31, 2002.

Net Cash Provided By (Used In) Operating Activities. In the first six months of 2003, $6.7 million of cash was generated by operating activities. This compared to $4.8 million of cash used by operating activities during the first six months of 2002. The increase in cash generated by operations during the first six months of 2003 was primarily due to an increase of $4.0 million of liabilities (most of which represent payments due to vendors), and a $4.1 million tax refund received in the second quarter of 2003, partially offset by a reduction in gross margin of $1.8 million.

Net Cash Provided by (Used In) Investing Activities. During the first six months of 2003, $0.8 million of cash was generated by investing activities versus $ 1.5 million of cash used in investment activities in the same period in 2002. The cash generated during 2003 was from the repayment of a note from an officer of the Company. During the first six months of 2002, the use of cash was principally due to deposits on equipment required for production of ARIVA®.

Net Cash Provided By (Used In) Financing Activities. During the first six months of 2003, $2.5 million of cash was used in financing activities versus $9.4 million of cash generated by financing activities in the same period in 2002. The funds generated during the first six months of 2002 were primarily from sale-leaseback and loan transactions, and there were no further sale-leaseback transactions funded during the first six months of 2003.

Potential New Financing Sources. During the first quarter of 2003, the Company had deposits for equipment orders and deposits collateralizing certain obligations in the amount of approximately $2.7 million. The Company intends to complete a leasing transaction by the end of 2003 for equipment required to manufacture ARIVA® totaling approximately $1.2 million, which will release approximately $0.5 million in equipment order deposits. Previously, the Company entered into loans and lease agreements collateralized by a substantial portion of the Company’s assets. As a result, the ability of the Company to generate additional funds through additional loans or leases collateralized by its assets is limited.

B&W Agreements. The Company and ST each have granted B&W as collateral a first priority security interest in their respective intellectual property under the B&W credit facility, and have each guaranteed the payment of the other’s obligations. The B&W credit facility is collateralized by the Company’s curing barns, leaf tobacco inventory and intellectual property, and principal is to be repaid beginning on September 1, 2005 in equal monthly installments for 60 months. The B&W credit facility bears no interest until September 2005.

Working Capital Line of Credit. The Company has a working capital line of credit, which is collateralized by under-30 day accounts receivable from its cigarette business. The Company can borrow up to 80% of its receivables and had $4.2 million of borrowings under this credit facility at June 30, 2003 at an interest rate of prime plus 0.5%, which was an effective rate of approximately 5.25% during the second quarter of 2003. The Company is currently in negotiations to restructure and terminate this line of credit on or before December 31, 2003, and as part of these negotiations, has received a waiver of its fixed charge covenant. During the interim period the Company’s borrowing capacity will be capped at $3.5 million and its cost of borrowing will increase to approximately prime plus 2.5%, but management anticipates entering into a new credit facility with a different financial institution by the end of the year. The Company also has entered into discussions with possible new line of credit providers to increase its borrowing base, which currently only allows borrowing on 30-day account receivable terms with 80% receivable coverage, without any credit for finished goods inventory. No arrangements have been secured as of the date of this filing.

Master Settlement Agreement. On June 18, 2003, the Company and the MSA states executed a comprehensive settlement agreement under which Star remains a non-participating manufacturer under the MSA and which resolves all issues as to the funding of the MSA escrow accounts for the period 1999-2002. Under the settlement agreement, Star accepted responsibility for cigarettes manufactured during this period at its Petersburg, Virginia facility only. B&W entered into a separate settlement agreement with the MSA states under which it agreed to make MSA payments based on the cigarettes that it contract manufactured for Star during the period 1999-2002. As a result of the settlement, Star’s total escrow obligation for the period 1999–2002 is $27,023,244, based on the number of cigarettes produced at its Petersburg, Virginia facility, and later sold in MSA states. Because Star previously deposited funds into escrow based both on product it manufactured and product contract manufactured by B&W that was sold in the MSA states, Star had a substantial excess amount in escrow (the percentage of total Star brand cigarettes manufactured at the Petersburg, Virginia facility was 84.32% in 1999, 42.79% in 2000, 35.42% in 2001 and 29.64% in 2002). This excess escrow amount ($9,834,875) was paid by Star to B&W as part of its separate settlement with the MSA states.

After the settlement, Star has a total amount in escrow of approximately $27.0 million, which covers the escrow obligation for the cigarettes it manufactured at its Petersburg facility during the period 1999–2002 that were deemed to be sold in the MSA states. This amount will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA.

Under the comprehensive settlement agreement with the MSA states, the Company made deposits during the second quarter of 2003 of approximately $3.5 million for sales made during calendar year 2002, of which the Company received approximately $0.3 million back as a refund after applying maximum payment requirements for sales in certain MSA states under the state qualifying statutes. For 2003, and thereafter, Star will be responsible for posting escrow for all Star cigarettes sold in any MSA state, regardless of where such products are manufactured.

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

Request for a Private Letter Ruling. During 2002, the Company submitted to the Internal Revenue Service (“IRS”) a request for a Private Letter Ruling that would confirm the deductibility of funds placed in escrow under the MSA. Based on the rationale set forth in its Private Letter Ruling request, the Company took a deduction for escrow expenses in its IRS return for 2001 and 2002, and sought a refund for prior year payments. During the fourth quarter of 2002, the Company received $8.4 million in federal and state refunds relating to such payments. The Company received an additional tax refund of $4.1 million during the second quarter of 2003. If the IRS determines that the Company’s treatment of the payments into escrow is not appropriate for tax purposes, then the Company, based upon advice from tax counsel, expects it will challenge that determination in U.S. Tax Court to seek a final determination with respect to this issue. Ultimately, if the Company does not prevail in its position, the funds would have to be returned. .

Pending Tax Assessment Claims. The Virginia Department of Taxation has asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115.06. The Company has applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. The Company has not paid that assessment and is not required to do so pending its appeal to the Department of Taxation. The Company has also challenged the taxation of certain other property on the grounds that the property is used directly in production activities at the Company’s plant in Chase City, Virginia. The Company has paid that assessment, in the amount of $24,273.75, in full pending appeal. The administrative procedure for consideration of the Company’s application for correction of these assessments is expected to be concluded sometime during 2004. If the Company’s appeal is not successful, it would be liable for interest on the contested amount.

Conclusion. The adequacy of the Company’s liquidity on both a short and long-term basis will depend upon the effects on the Company and its business from many factors such as the amount of capital required to execute the Company’s business objectives of broadly distributing and marketing ARIVA® and Stonewall Hard Snuff™, defending its intellectual property, and other working capital needs. Thus, it is anticipated that the Company may need to raise additional funds and/or consider other business options. The Company is currently not able to estimate the combined impact of these events; however, there could be circumstances under which the Company would be required to raise a substantial amount of capital. Failure to raise additional capital could have a substantial adverse effect on the Company’s financial condition, results of operations and prospects. There can be no guarantee that the Company will be able to raise capital, or that, if it can raise the capital, the terms would be acceptable to the Company. The Company’s need to raise additional funds to meet its working capital and other capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, the amount of any escrow obligations it may be required to deposit by April 2004 to comply with the MSA for year 2003 sales, the success of the Company’s anticipated very low-nitrosamine smokeless tobacco products and the other factors described under “Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH STATEMENTS. THESE RISKS, UNCERTAINTIES AND CONTINGENCIES INCLUDE, WITHOUT LIMITATION, THE CHALLENGES INHERENT IN NEW PRODUCT DEVELOPMENT INITIATIVES, PARTICULARLY IN THE SMOKELESS TOBACCO AREA, THE UNCERTAINTIES INHERENT IN THE PROGRESS OF SCIENTIFIC RESEARCH, THE COMPANY’S ABILITY TO RAISE THE CAPITAL NECESSARY TO SUSTAIN OR GROW ITS BUSINESS, POTENTIAL DISPUTES CONCERNING THE COMPANY’S INTELLECTUAL PROPERTY, RISKS ASSOCIATED WITH LITIGATION REGARDING SUCH INTELLECTUAL PROPERTY, POTENTIAL DELAYS IN OBTAINING ANY NECESSARY GOVERNMENT APPROVALS OF THE COMPANY’S LOW-TSNA TOBACCO PRODUCTS, MARKET ACCEPTANCE OF THE COMPANY’S SMOKELESS TOBACCO PRODUCTS, COMPETITION FROM COMPANIES WITH GREATER RESOURCES THAN THE COMPANY, THE COMPANY’S DECISION NOT TO JOIN THE MSA, THE EFFECT OF STATE STATUTES ADOPTED UNDER THE MSA AND ANY SUBSEQUENT MODIFICATION OF THE MSA, THE COMPANY’S DEPENDENCE ON KEY EMPLOYEES AND ON ITS STRATEGIC RELATIONSHIPS WITH BROWN & WILLIAMSON TOBACCO CORPORATION. THE IMPACT OF POTENTIAL LITIGATION, IF INITIATED AGAINST OR BY INDIVIDUAL STATES THAT HAVE ADOPTED THE MSA, COULD BE MATERIALLY ADVERSE TO THE COMPANY.

SEE ADDITIONAL DISCUSSION UNDER “FACTORS THAT MAY AFFECT FUTURE RESULTS” IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2002, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR ADVISE UPON ANY SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In May 2001, the Company filed a patent infringement action against R. J. Reynolds Tobacco Company (“RJR”) in the United States District Court for Maryland, Southern Division to enforce the Company’s rights under U.S. Patent No. 6,202,649 (the ‘649 Patent). On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the ‘649 Patent, which is at issue in the first lawsuit against RJR. Shortly after filing its second lawsuit, the Company filed a motion to consolidate the two patent infringement lawsuits in the United States District Court for Maryland. This motion was granted on August 26, 2002 and the court thereafter set a fact discovery deadline of January 31, 2003, a period for expert discovery through March 15, 2003 and the filing of dispositive motions by March 31, 2003. The parties completed fact and expert discovery, and submitted a joint stipulation, which was entered as an order by the court on March 17, 2003. Under that order, dispositive motions were filed on April 28, 2003 and briefing on such motions has been completed. On June 5, 2003, the Company filed a motion requesting a hearing on the pending motions and the setting of a definitive trial date. A hearing on these pending motions is scheduled for August 28, 2003.

In June 2001, RJR filed a complaint against the Company for declaratory judgment in the United States District Court for the Middle District of North Carolina. In that case, RJR sought a judgment declaring that the ‘649 Patent had not been infringed and that the patent was invalid. The Company filed a motion to stay, dismiss or transfer the North Carolina action, given the earlier filing in the Maryland District Court. The court on October 3, 2001 granted the Company’s motion in part and the North Carolina case is now stayed.

In July 2001, Harry Powell filed a lawsuit against Star in San Diego County Superior Court, pursuant to California Business and Professional Code Section 17200. Mr. Powell alleges that Star failed to fully comply with California’s qualifying statute, despite the fact that Star deposited approximately $882,000 into escrow for sales of cigarettes in California in 2000. Star moved to dismiss the complaint on the basis that any determination as to deposits into escrow rested with the Attorney General’s office. In response to an inquiry from the court, the Attorney General’s office indicated that it does not intend to intervene in the case and that if it turns out that it has any dispute with Star over its escrow obligation it would raise this with Star and give it a reasonable opportunity to make any additional deposit required, before taking any action against it. Based on the response from the Attorney General’s office, Star moved to dismiss the action or stay the case, after which the case was stayed pending the issuance of regulations by the Attorney

General’s office. On May 2, 2003, the court set a case management conference for June 20, 2003, to further consider the status of the case given the ongoing settlement discussions regarding Star’s liability under the qualifying statutes. At the June 20 conference, the court held that the case would be dismissed on September 15, 2003, unless the plaintiff demonstrated why the case should continue in light of the comprehensive MSA settlement entered into on June 18, 2003.

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

Since the introduction of ARIVA®, three citizen petitions have been filed with the FDA seeking to have ARIVA® regulated as a food and/or a drug product under the Federal Food, Drug and Cosmetic Act. On May 1, 2002 the Company, through counsel, filed responses to two of these petitions, and on June 13, 2002, filed a response to the third petition. The Company has also filed responses to other comments filed with the FDA in certain of these dockets, including comments filed by certain state Attorneys General. The Company’s legal team is headed by former U.S. Solicitor General Charles Fried, Esquire and by FDA attorneys from Gray Cary; Paul, Hastings, Janofsky & Walker LLP and Bergeson & Campbell, P.C. In the responses counsel concluded that the petitions are factually flawed and without merit, because ARIVA® does not fit the definition of a food or a drug under the Federal Food, Drug and Cosmetic Act. Furthermore, because ARIVA® is a customarily marketed smokeless tobacco product that is intended to provide tobacco satisfaction and is licensed by the Tax and Trade Bureau (formerly the Bureau of Alcohol, Tobacco and Firearms), the FDA lacks jurisdiction to regulate ARIVA® based on the March 21, 2000 decision of the Supreme Court in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000). Despite the Company’s position as reflected in its responses, there is no certainty that the FDA will agree with that position and not seek to assert jurisdiction over ARIVA®. By letter dated July 17, 2002, the FDA stated that it was continuing to review the issues raised in the first petition filed with the agency on December 18, 2001.

The Virginia Department of Taxation has asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115. The Company has applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. The Company has not paid that assessment and is not required to do so pending its appeal to the Department of Taxation. As such, these sales taxes have not been accrued for in the accompanying financial statements. The Company has also challenged the taxation of certain other property on the grounds that the property is used directly in production activities at the Company’s plant in Chase City, Virginia. The Company has paid that assessment, in the amount of $24,274, in full pending appeal. The administrative procedure for consideration of the Company’s application for correction of these assessments is expected to be concluded sometime during 2004. If the Company’s appeal is not successful, it would be liable for interest on the contested amount.

There is other, immaterial litigation in the ordinary course of business which the Company is vigorously defending.

Item 2.	Changes in Securities and Use of Proceeds.

In the second quarter of 2003, Star granted its directors, officers, employees and consultants (the “Purchaser Class”) options to purchase Star’s Common Stock as described below. All options described below were granted under the Star Scientific, Inc. 2000 Equity Incentive Plan. On each of the dates set forth below, the options described were offered to one or more members of the Purchaser Class in a private offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

Date of Grant	Exercise Price (per share)	Options Granted
04/13/03	$1.19	25,000
06/09/03	$3.01	25,000

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

Number	Description

2.1	Asset Purchase Agreement, dated as of February 18, 2003, among North Atlantic Trading Company, Inc., Star Scientific, Inc., and Star Tobacco, Inc. (1)

3.1	Restated Certificate of Incorporation (2)

3.2	By-laws of the Company as Amended to Date (2)

10.1	Agreement between Star Scientific, Inc., Star Tobacco, Inc. and the Settling States(3)

10.2	Termination and Release Agreement between Star Scientific, Inc., Star Tobacco, Inc. and North Atlantic Trading Company Inc., dated July 15, 2003 (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2003
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 20, 2003
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed July 17, 2003
*	This certification is being furnished solely to accompany the report pursuant to 18 U.S.C. § 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing

(b) Reports on Form 8-K

On June 18, 2003, the Company entered into a comprehensive settlement agreement with the MSA states. This settlement agreement was attached as Exhibit 99.1 to the Current Report on Form 8-K filed by Star on June 20, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

Date: August 14, 2003	/s/ CHRISTOPHER G. MILLER
Authorized Signatory and Chief Financial Officer