Form 10-Q
period 2003-09-30
STAR SCIENTIFIC INC
filed 2003-11-14
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 2, 2003, there were 59,719,480 shares outstanding of the Registrant’s common stock, par value $.0001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2003 (Unaudited)	December 31, 2002
Current assets:
Cash and cash equivalents	$0	$13,968
Accounts receivable, trade	5,610,801	9,648,102
Inventories	5,500,513	9,211,518
Prepaid expenses and other current assets	1,064,806	887,447
Refundable income tax	—	4,265,074
Deferred tax asset	1,370,000	1,461,000

Total current assets	13,546,120	25,487,109
Property, plant and equipment, net	17,825,760	21,352,983
Idle equipment	3,889,735	3,889,735
Intangibles, net of accumulated amortization	986,971	1,039,290
Other assets	1,435,608	1,435,608
Deferred losses	26,336	43,266
Tobacco leaf inventory	—	2,400,000
Deposits on property and equipment	305,623	168,392
MSA escrow fund	27,023,244	33,482,229

Total Assets	$65,039,397	$89,298,612

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2003 (Unaudited)	December 31, 2002
Current liabilities:
Current maturities of long-term debt	$2,053,666	$2,151,221
Bank Overdraft	106,947	—
Accounts payable, trade	15,231,642	9,617,085
Current maturities of capital lease obligations	4,544,164	4,395,234
Federal excise taxes payable	1,908,464	3,780,191
Line of credit	2,482,422	—
Accrued expenses	691,303	1,013,380

Total current liabilities	27,018,608	20,957,111

Long-term debt, less current maturities	22,653,976	26,923,623
Line of credit	—	4,104,569
Deferred gain on sale-leaseback	268,563	419,665
Deferred tax liability	3,425,000	12,111,000

Total liabilities	53,366,147	64,515,968

Stockholders’ equity:
Common stockA	5,972	5,972
Additional paid-in capital	15,362,012	15,304,793
Retained earnings (accumulated deficit)	(1,094,734)	12,871,879
Notes receivable, officers	(2,600,000)	(3,400,000)

Total stockholders’ equity	11,673,250	24,782,644

	$65,039,397	$89,298,612

A	($.0001 par value per share, 100,000,000 shares authorized, 59,719,480 shares issued and outstanding)

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS

ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$10,939,824	$46,108,929	$55,506,040	$116,828,276
Less:
Cost of goods sold	3,943,548	24,345,842	14,717,066	47,774,092
Excise taxes on products	6,857,788	13,392,211	27,020,349	45,202,746

Gross profit	138,488	8,370,876	13,768,625	23,851,438

Operating expenses:
Marketing and distribution	2,300,210	3,186,710	7,587,997	11,783,065
General and administrative	4,716,604	3,788,492	13,235,748	11,348,570
Depreciation	1,396,207	128,297	1,729,322	376,983
Research and development	35,674	305,930	657,673	870,986

Total operating expenses	8,448,695	7,409,429	23,210,740	24,379,604

Operating income (loss)	(8,310,207)	961,447	(9,442,115)	(528,166)
Other income (expenses):
Interest expense, net of interest income	(350,145)	(305,274)	(930,347)	(700,466)
NATC termination agreement	2,000,000	—	2,000,000
Contract settlement with B&W	(4,400,000)	—	(4,400,000)
Other	(15,276)	44,724	45,724	133,482
NAAG settlement	—	—	(9,834,875)	—

Loss before income taxes	(11,075,628)	700,897	(22,561,613)	(1,095,150)
Income tax (expense) benefit	3,912,000	(319,000)	8,595,000	388,000

Net income (loss)	$(7,163,628)	$381,897	$(13,966,613)	$(707,150)

Basic loss per common share	$(0.12)	$.01	$(0.23)	$(.01)
Diluted loss per common share	$(0.12)	$.01	$(0.23)	$(.01)
Weighted average shares outstanding, basic	59,791,480	59,737,229	59,791,480	59,739,333

Weighted average shares outstanding, diluted	59,719,480	59,737,229	59,719,480	59,739,333

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (Unaudited)

	Common stock		Additional Paid-In	Retained	Notes Receivable,
	Shares	Amount	Capital	Earnings	Officers	Total
Balances, December 31, 2002	59,719,480	$5,972	$15,304,793	$12,871,879	$(3,400,000)	$24,782,644
Issuance of common stock options	—	—	57,219	—	—	57,219
Collection of officer loan	—	—	—	—	800,000	800,000
Net loss	—	—	—	(13,966,613)	—	(13,966,613)

Balances, September 30, 2003 (unaudited)	59,719,480	$5,972	$15,362,012	$(1,094,734)	$(2,600,000)	$11,673,250

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Nine Months Ended September 30,
	2003 (Unaudited)	2002 (Unaudited)

Operating activities:
Net loss	$(13,966,613)	$(707,150)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,973,418	1,099,666
Deferred income taxes	(8,595,000)	100,000
Loss on fixed asset disposal	—	133,482
Royalty revenues (non-cash)	—	(1,300,000)
Stock-based compensation expense	57,219	282,295
Other non-cash charges	311,649	—
Increase (decrease) in cash resulting from changes in:
Current assets	10,843,290	(12,033,693)
Current liabilities	8,189,868	4,783,071
Other assets	16,930	(5,771)
MSA Settlement Loss	9,834,875	—

Net cash flows from operating activities	8,665,636	(7,648,100)

Investing activities:
Patent costs incurred	(5,735)	(83,500)
Purchases of property and equipment	(24,633)	(528,381)
Proceeds from disposal of property and equipment	—	264,754
Collection of officer note receivable	800,000	—

Net cash flows from investing activities	769,632	(347,127)

Financing activities:
Proceeds from revolving line of credit	(1,622,147)	7,434,291
Proceeds from notes payable and capital leases	—	6,582,888
Payments on notes payable and capital leases	(4,451,199)	(3,939,871)
Cash paid to reacquire common stock	—	(28,688)

Net cash flows from financing activities	(6,073,346)	10,048,620

MSA escrow fund	(3,375,890)	(5,138,005)

Change in cash and cash equivalents	(13,968)	(3,084,612)
Cash, beginning of period	13,968	3,084,612

Cash, end of period	$—	$—

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies:

The condensed consolidated financial statements of Star Scientific, Inc. and its subsidiary, collectively (“Star Scientific”, “Star” or the “Company”), and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2002.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results for a full year. Tobacco leaf revenues have historically been seasonal in nature and primarily occur in the third and fourth quarters of the year. During 2003, Brown & Williamson Tobacco Corporation (“B&W”) took delivery of tobacco leaf directly from the Company’s participating StarCured™ farmers. As a result, the Company did not have tobacco leaf revenues in the third quarter nor will there be leaf revenues this year. Thus, unlike prior years, there is no corresponding cost of goods sold for leaf tobacco sales and depreciation for the StarCured™ tobacco curing barns has been moved from a cost of goods sold expense to an overhead expense.

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

On February 18, 2003, the Company announced the anticipated sale of its cigarette division to North Atlantic Trading Company, Inc. (“NATC”). The Company’s agreement with NATC was terminated on July 15, 2003, which is discussed below under “Recent Developments.” As a result, the Company has no plan to discontinue this business segment in the near future. During the third quarter of 2003, the $2.0 million earnest money deposit which had been placed into escrow by NATC at the signing of the Purchase Agreement was released to Star. On July 17, 2003, Star filed a Form 8-K with the SEC describing the termination of the Purchase Agreement. This $2.0 million is recognized as “other income” in the Company’s financial report for the three and nine months ended September 30, 2003.

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

2.	Obligations under Master Settlement Agreement—MSA Escrow Fund

Obligations under Master Settlement Agreement – MSA Escrow Fund

In November 1998, 46 states, the District of Columbia (the “Settling States”) and several U.S. territories entered into the Tobacco Master Settlement Agreement (the “MSA” or “Master Settlement Agreement”) to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company is required to satisfy certain escrow obligations under statutes that the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called “level playing field” statutes, or “qualifying statutes”, require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such non-participating tobacco manufacturers. Under these statutes the Company is obligated to escrow certain defined amounts for sales of cigarettes occurring in the prior year in each such state. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. In 2002, the inflation adjustment was 12.97% and the total amount required to be escrowed was $3.08 per carton. The base amount for 2003 through 2006 is $3.35 per carton, as adjusted for inflation. The base amount for 2007 and thereafter, is $3.77 per carton, as adjusted for inflation. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the Settling States. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has, under protest, been required to make additional escrow deposits related to sales of the Company’s cigarettes subsequently made by the Company’s direct customers in other states (“indirect sales”). Star’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

In May 2002, the Company entered into negotiations with representatives of the National Association of Attorneys General (the “NAAG”) in an attempt to resolve all currently contested issues relating to the MSA and state qualifying statutes. On June 18, 2003, the Company and the MSA states executed a comprehensive settlement agreement under which Star remains a non-participating

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

manufacturer under the MSA and which resolves all issues as to the funding of the escrow accounts for the period 1999-2002. Under the Settlement Agreement, Star accepted responsibility for cigarettes manufactured during this period at its Petersburg, Virginia facility only. B&W entered into a separate settlement agreement with the MSA states under which it agreed to make MSA payments based on the cigarettes that it contract manufactured for Star during the period 1999-2002. As a result of the settlement, Star’s total escrow obligation for the period 1999–2002 is $27,023,244, based on the number of cigarettes produced at its Petersburg, Virginia, facility and later sold in MSA states. Because Star previously deposited funds into escrow based both on product it manufactured and product contract manufactured by B&W that was sold in the MSA states, Star had a substantial excess amount in escrow (the percentage of total Star brand cigarettes manufactured at the Petersburg, Virginia facility was 84.32% in 1999, 42.79% in 2000, 35.42% in 2001 and 29.64% in 2002). This excess escrow amount ($9,834,875) was paid by Star to B&W as part of its separate settlement with the MSA states. This approximately $9.8 million was expensed by Star during the second quarter of 2003. As the settlement was funded from previously escrowed funds, it has been excluded from operating activities in the accompanying statement of cash flows.

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the “level playing field” statutes, a number of states have recently enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow. Also, a number of states recently have amended their qualifying statutes to limit the extent to which escrow payments for a particular year could be capped and to allow regulations that would require escrow payments to be made quarterly or on some other intermittent schedule. Further, Minnesota, one of the four non-MSA states in which Star increasingly has focused its sales of discount cigarettes, has recently passed a statute requiring distributors in the state to pay an additional $0.35 per pack fee on cigarettes purchased from manufacturers, such as Star, that have not entered into a separate settlement with the state. This statute took effect on July 1, 2003. Because all non-participating manufacturers are impacted uniformly, the effect of this statute on sales of discount cigarettes appears to be only slightly negative at this time.

Tax and Financial Reporting Implications

All funds placed in escrow continue to be an asset of the Company and the Company’s presentation in its financial statements of the escrowed funds is based on, among other things, the fact that the Company receives the interest income generated by the escrow deposits and, that as discussed above, the escrow restriction will be released and funds returned to the Company on a 25-year rolling basis provided such funds have not been used to satisfy judgments or settlements.

No expense has been recorded for financial reporting purposes since FAS 5, Accounting for Contingencies, criteria related to contingent liability accrual have not been met. Specifically, in accordance with FAS 5, an estimated loss from a loss contingency shall be charged to income if (a) it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (b) the amount of the loss can be reasonably estimated. As of September 30, 2003, there are no indications that the escrow account has been impaired. There have been no judgments or settlements against the Company (although such claims may be asserted in the future by the MSA states) relating to the tobacco-related health claims as outlined in the MSA. However, the Company is required under the various qualifying statutes to place funds in escrow to provide for such liability. Because the Company believes the FAS 5 criteria have not been met, no expense is accrued for financial reporting purposes.

When a loss contingency exists, the likelihood that the future event or events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. For this purpose, the future event or events are (1) “probable” if the future event or events are likely to occur, (2) “reasonably possible” if the chance of the future event or events occurring is more than remote but less than likely, and (3) “remote” if the chance of the future event or events occurring is slight.

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

Cigarette and Leaf Sales

On February 18, 2003, the Company entered into an asset purchase agreement (the “Purchase Agreement”) to sell the assets of its cigarette division to NATC. On June 13, 2003, the Company mailed to stockholders an information statement describing the transaction, which was filed with the Securities and Exchange Commission (the “SEC”) on June 12, 2003.

The Purchase Agreement anticipated a closing of the transaction on or before July 15, 2003, subject to conditions outlined in the Purchase Agreement, including NATC’s ability to obtain financing for the transaction. However, on July 15, 2003, the Company and NATC executed a termination agreement. Under the termination agreement, the $2.0 million earnest money deposit which had been placed into escrow by NATC at the signing of the Purchase Agreement was released to Star and is recognized as “other income” for the third quarter of 2003. On July 17, 2003, Star filed a Form 8-K with the SEC describing the termination of the Purchase Agreement and release of the $2.0 million to the Company.

Given the impact of the pendency and ultimate termination of the NATC Purchase Agreement, intensified pricing competition from foreign manufacturers, particularly in the four non-MSA states in which the Company currently focuses its sales effort, as well as the substantial diversion of effort by several key former employees in Texas, the Company’s sales of discount cigarettes declined significantly in the third quarter. Since July, the Company has sought to reenergize and restructure its cigarette business given the

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

need to continue to operate this segment following the termination of the NATC Purchase Agreement. These actions have included a $1.4 million promotional program to help “pull” product through at retail level and a wholesale pricing promotion, as well as restructuring the senior sales management team in Texas. As a result of the effort to reenergize cigarette sales, the Company had orders in October 2003 for 32 trucks of cigarettes, compared to sales of 50 trucks for the entire third quarter. The sales volume for the third quarter of 2003 was the lowest quarterly sales total in the past five years, but the Company expects that its sales will continue to improve as it stabilizes its cigarette operations.

Further, in an effort to lessen the impact of the disruption to its business following the termination of the NATC Purchase Agreement, the Company has been negotiating with leasing institutions to restructure and renegotiate payments. In the third and fourth quarters, the Company was able to modify certain terms in its existing barn leases, so as to defer at least $1.2 million of payments from the third and fourth quarters of 2003 into 2004 and beyond. While the Company does not anticipate having to seek further deferrals with respect to the existing barn leases, this will depend on the ability of the Company to maintain its sales of cigarettes at levels comparable to October 2003 or obtain additional funding. The Company also has reduced or deferred salary and payments for certain executives and consultants and has eliminated or not filled a number of vacant positions.

The Company sought to reduce cost of goods sold by resuming the in-house manufacturing of all of its cigarettes at its Petersburg, Virginia manufacturing facility beginning on January 1, 2003, as well as purchasing less expensive tobacco and filters for its discount cigarettes. The Company anticipates that the manufacturing capacity in Petersburg should be sufficient to satisfy the manufacturing needs for its cigarettes for the foreseeable future. However, management has explored arrangements for contract manufacturing of cigarettes in the event sales increase beyond the capacity of the Petersburg facility. Also, management has continued to seek less expensive raw materials for its cigarette products.

In an effort to make the StarCured™ leaf purchase program more efficient and reflect the decision to have B&W purchase tobacco directly from the Company’s StarCured™ tobacco farmers, B&W and Star executed a letter agreement dated August 14, 2003 (the “Letter Agreement”) relating to the StarCured™ tobacco curing leaf program. Under the Letter Agreement, B&W agreed to purchase 15 million pounds of tobacco directly from the Company’s StarCured™ farmers at B&W’s contract prices plus a ten cent ($0.10) premium and up to an additional 3.7 million green-weight pounds of tobacco at its contract price during 2003. B&W will have no further obligation to purchase tobacco from Star, and will not be required to reduce Star’s obligations under the notes payable by Star to B&W by $0.80/pound as set forth in Section 3.04 of the April 25, 2001 Restated Master Agreement, if it purchases less than 15 million pounds of tobacco in any year after 2003. As part of the Letter Agreement, B&W received certain Star leaf inventories previously warehoused by B&W. B&W further agreed to extend the loan repayment schedule from 60 months to 96 months on Star’s notes to B&W. The balance of the notes are now payable in equal consecutive monthly installments beginning December 31, 2005. This extension applies to both principal and interest. In connection with this agreement, Star recognized a loss of $4.3 million associated with the leaf inventory transferred to B&W.

In the fourth quarter of 2003, Star and B&W also entered into a letter agreement which, in part, restructured Star’s outstanding payables to B&W. Under the letter agreement, the total current payables due to B&W of $8,395,648, which includes amounts owed for leaf tobacco, will be paid in minimum monthly payments of $250,000 beginning in January 2004. Star will endeavor to pay a total of $4 million in 2004. Further, Star reached agreement with a number of other vendors to schedule payments on amounts due over several months extending into 2004.

While the Company expects that its efforts to reenergize cigarette sales will be successful, as reflected by the October sales, there can be no assurance that the results of operations of the cigarette segment for the fourth quarter will reflect the performance during October, or that even if maintained, such performance will be sufficient to meet the Company’s future liquidity needs. (See “Liquidity and Capital Resources” below for more information on the Company’s liquidity.)

Smokeless Tobacco Products

On September 28, 2001, the Company introduced its first two very low-TSNA snuff products (a moist and a dry snuff) under the brand name STONEWALL™. On November 14, 2001, Star introduced its flagship hard tobacco cigalett™ pieces (ARIVA®). ARIVA® is a compressed powdered tobacco product designed to dissolve completely in the mouth without leaving any residue or requiring expectoration. ARIVA® is being marketed by ST through its existing sales force and ST’s network of established tobacco distributors, and through new distributors with whom ST has not previously had a relationship, such as a number of drug store chains.

Star’s sales of ARIVA® and its other smokeless tobacco products were de minimis in 2001 and 2002 compared to cigarette sales and have declined in the first three quarters of 2003, in part due to the fact that initial sales were primarily derived from original placement of the product in the stores. By the third quarter of 2002, ARIVA® had been placed in more than 33,000 convenience and retail store locations. By the second quarter of 2003, the number of locations carrying ARIVA® had decreased to approximately 28,000 locations with a concentration in chain stores such as CVS Pharmacies, Rite Aid Drug Stores, Albertson’s/Osco, Sav-on, 7-Eleven franchises, Eckerd Drugs and Hudson News (located in airport terminals, bus terminals and train stations). Based in part on the

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued sales decline, management believes the number of locations carrying ARIVA® as of the end of the third quarter of 2003 is below the 28,000 level previously reported.

The Company believes that the acceptance of ARIVA® has been adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by adult smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which has appeared in various newspapers and FDA filings; (4) ARIVA® requires Federally mandated smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop brand name recognition with consumers; and (6) difficulty in obtaining capital required for large scale consumer education and marketing directed to adult tobacco users. While the recent ruling by the FDA confirmed ARIVA’s® status as a customarily marketed tobacco product, it is not anticipated that the ruling will, by itself, generate additional ARIVA® sales. Despite the broad distribution of ARIVA® during 2003, sales have not been material. As a result, the time period for generating significant revenue and cash flow from the introduction of ARIVA® will be longer than originally expected and it will take longer for the smokeless tobacco products to support themselves on a stand-alone basis. During the remainder of 2003 and 2004, the Company anticipates continuing to seek new outlets for ARIVA® but cannot be sure that ARIVA® will be accepted into the national marketplace or produce sufficient revenue to support the Company’s initiative to focus primarily on smokeless tobacco products and generate funds for the type of educational campaign necessary for a new tobacco consumer product.

In an effort to market a hard tobacco product to adult tobacco users who are familiar with using smokeless tobacco products, the Company during the second quarter of 2003 began a commercial test market of a new, non-fermented spit-free™ “hard tobacco” product for moist snuff users, called STONEWALL Hard Snuff™, which is made from non-fermented 100% low-TSNA StarCured™ tobacco plus natural and artificial flavorings, as well as other ingredients. The Company had been marketing STONEWALL Hard Snuff™ in approximately 80 stores in the Richmond, Virginia area and, beginning late in the third quarter, expanded its commercial distribution into the four non-MSA states and other locations where the Company can support the product with assistance from its existing sales force. As of this date, STONEWALL Hard Snuff™ is available in approximately 1,000 locations that have significant sales of smokeless tobacco products. The Company expects that the successful marketing of ARIVA® and STONEWALL Hard Snuff™ on a broad basis will require the expenditure of substantial funds, which the Company will need to obtain from external financing, the availability of which cannot be assured. (See “Liquidity and Capital Resources” below for more information on the Company’s liquidity.)

Pursuant to the Hard Tobacco Agreement entered into with B&W in April 2001, B&W will begin to test market a hard tobacco product in Louisville, Kentucky on December 15, 2003. B&W plans to follow-up with a further larger-scale test market later in 2004. The B&W hard tobacco product is being manufactured by Star at its manufacturing facility in Chase City, Virginia.

Legal and Regulatory

Minnesota, one of the four non-MSA states in which Star increasingly has focused its sales of discount cigarettes, has recently passed a statute requiring distributors in the state to pay an additional $0.35 per pack fee on cigarettes purchased from manufacturers, such as Star, that have not entered into a separate settlement with the state. This statute took effect on July 1, 2003. Because all non-participating manufacturers are impacted uniformly, the effect of this statute on sales of discount cigarettes appears to be only slightly negative at this time.

On August 28, 2003, a hearing was held by the United States District Court for the District of Maryland on all of the summary judgment motions that had been filed in the Company’s patent infringement lawsuits against R.J. Reynolds Tobacco Company. Following the hearing, the Court, by order dated September 15, 2003, appointed a Special Master to review all but one of the summary judgment motions and to issue a Report and Recommendation to the Court by December 15, 2003.

On August 29, 2003, the Food and Drug Administration (“FDA”) issued a letter ruling denying Citizen Petitions that were filed in late 2001 and early 2002 and which sought to have the Company’s ARIVA® hard tobacco product regulated as a food and/or a drug. In its ruling, the FDA concluded that it lacked jurisdiction over ARIVA® since it is a customarily marketed tobacco product.

On October 27, 2003, R. J. Reynolds Tobacco Company (“RJR”) and British American Tobacco PLC (“BAT”) announced the signing of a definitive agreement to combine the assets and operations of their respective U.S. tobacco businesses: RJR, B&W and Lane Ltd. (the latter two companies are wholly owned subsidiaries of BAT). The agreement provides for establishing a new publicly traded holding company, Reynolds American Inc., which will be 42% owned by BAT and 58% owned by existing RJR shareholders. As reported by the parties to the agreement, the transaction is expected to close in mid-year 2004, pending the necessary approvals from U.S. regulatory authorities and RJR shareholders, as well as Internal Revenue Service rulings required for the tax-free transaction. Star’s management is considering the impact, if any, of the merger on Star and its operations, given that Star has a variety of agreements with B&W and is engaged in patent infringement lawsuits against RJR.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Liquidity and Capital Resources:

Overview. The Company continues to experience negative cash flows and has a working capital deficit of $12.1 million. This reflects, among other things, an increase in accounts payables as of September 30, 2003 of $5.6 million compared to December 31, 2002. In an effort to address the significant increase in its accounts payable, the Company in the fourth quarter of 2003 entered into a letter agreement with B&W, which, in part, restructured Star’s outstanding payables to B&W. Under the letter agreement, the total current payables due to B & W of $8,395,648, which includes amounts owed for leaf tobacco, will be paid in minimum monthly payments of $250,000 beginning in January 2004. The Company similarly has reached agreement with a number of other vendors to schedule payments on amounts due over several months extending into 2004.

In addition, the Company is obligated to make deposits into its MSA escrow accounts for sales in non-MSA states. Over the past four years, the Company has deposited into escrow a net amount of approximately $27.0 million for sales of cigarettes in MSA states during the period 1999-2002. These payments have totaled more than the Company’s net income over the corresponding time period. It is anticipated that the Company will have a substantial MSA obligation for 2003 sales which must be made in April 2004.

The Company has limited sources of external funding and has been required to meet its liquidity needs through means other than relying upon cash flow from operating activities. These other external sources of liquidity have included financing activities and income tax refunds related to its MSA escrow deposits.

Furthermore, the Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation. The Company anticipates increases in its general and administrative costs in the coming months in connection with the pending patent infringement lawsuits and other legal and regulatory matters.

The Company had anticipated obtaining significant liquidity from the proceeds of the sale of the cigarette business to NATC and expected that transaction to close on or before July 15, 2003. Also, the Company had anticipated that the sale of cigarettes would have been higher in the third quarter, notwithstanding that the operations of the cigarette division, including particularly the activities of its sales force, were significantly disrupted as the July 15 closing date for the Purchase Agreement approached. Following the termination of the Purchase Agreement, the Company has sought to reenergize the cigarette side of its business operations and to continue to focus on reducing cost of goods sold in an effort to more effectively compete in the sale of discount cigarettes. Currently there are no plans to sell the cigarette division, and the continued operation of that business following the termination of the NATC transaction is expected to allow the Company to return to a more steady state of operations.

As a result of the effort to reenergize cigarette sales, the Company had orders in October 2003 for 32 trucks of cigarettes, compared to sales of 50 trucks for the entire third quarter. The sales volume for the third quarter of 2003 was the lowest quarterly sales total in the past five years, but the Company expects that its sales will continue to improve as it stabilizes its cigarette operations.

In an effort to lessen the impact of the disruption to its business following the termination of the NATC Purchase Agreement, the Company has been negotiating with leasing institutions to restructure and renegotiate payments. In the third and fourth quarters, the Company was able to modify certain terms in its existing barn leases, so as to defer at least $1.2 million of payments from the third and fourth quarters of 2003 into 2004 and beyond. While the Company does not anticipate having to seek further deferrals with respect to the existing barn leases, this will depend on the ability of the Company to maintain its sales of cigarettes at levels comparable to October 2003 or obtain additional funding. The Company also has reduced or deferred salary and payments for certain executives and consultants and has eliminated or not filled a number of vacant positions.

During the second quarter of 2003, the Company had an expense of $9.8 million which was a reduction of its MSA escrow account in connection with the comprehensive settlement between Star and the 46 MSA states which resolved all issues relating to Star’s liability under the MSA for the period 1999-2002. While this was expensed during the second quarter, it did not impact cash flow because those funds were taken from the long-term MSA escrow account deposits. Thus, while the income statement shows a loss before taxes of $22.6 million, $9.8 million of that amount was not taken from the Company’s operating cash flows.

While the Company has been aggressively engaged in cost-saving measures, including a significant reduction over the past twelve months in cost-of-goods sold intended to improve cash flow, the Company will need to reduce overhead through salary reductions and deferrals, personnel reductions, deferring certain R&D expenditures, as well as deferring or curtailing ARIVA® marketing costs, or find alternative sources of funding for its working capital requirements. Given the current cash shortfalls, the Company will need to generate or raise from outside sources a substantial amount of additional cash to meet its obligations and to support its ongoing operations and activities. Failure to raise additional capital would have a substantial adverse effect on the Company’s financial condition, results of operations and prospects.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financing activities. Over the past several years, the Company entered into loans and lease agreements collateralized by a substantial portion of the Company’s assets. As a result, the ability of the Company to generate additional funds through additional loans or leases collateralized by its assets is limited.

In early October 2003, Jonnie R. Williams, Star’s CEO and largest shareholder, loaned Star $2 million in funds for corporate purposes. Because those funds were deposited subsequent to the balance sheet date, they do not appear on the third quarter balance sheet. As of this filing date, none of the funds have been utilized by the Company and are currently available. Mr. Williams, in a letter dated November 7, 2003, advised the Company that he will personally extend an additional $8 million (and, with the funds previously loaned in October, a total of $10 million) to the Company on an as-needed basis until the Company returns to profitability. Mr. Williams and the Company are currently determining the terms and conditions of such loans.

B&W Agreements. The Company has $21.1 million of notes payable to B&W. The Company and Star Tobacco each have granted B&W as collateral a first priority security interest in their respective intellectual property under the B&W credit facility, and have each guaranteed the payment of the other’s obligations. The B&W credit facility is collateralized by the Company’s curing barns, leaf tobacco inventory and intellectual property. These notes are non-interest bearing until December 31, 2005 and interest accrues beginning December 2005 at prime plus 1%, payable monthly over 96 months. There are provisions in the Hard Tobacco Agreement entered into in April 2001 for the forgiveness of one-half of the outstanding indebtedness if B&W declares as successful the test marketing of a hard tobacco product and the remainder once B&W distributes a hard tobacco product in 15 states. As noted above, in the fourth quarter of 2003, Star and B&W entered into a letter agreement which, in part, restructured Star’s other outstanding payables to B&W.

Working Capital Line of Credit. The Company has a working capital line of credit, which is collateralized by under-30 day accounts receivable from its cigarette business. The Company can borrow up to 80% of its receivables and had $2.5 million of borrowings under this credit facility at September 30, 2003 at an interest rate of prime plus 0.5%, which was an effective rate of approximately 6.4% during the third quarter of 2003. On August 14, 2003, the Company entered into a letter agreement under which it agreed to terminate this line of credit on or before December 31, 2003, and received a waiver of its fixed charge covenant as part of the arrangement. During the interim period the Company’s borrowing capacity will be capped at $3.5 million and its cost of borrowing initially increased to approximately prime plus 2.5%, and to prime plus 4.5% as of October 15, 2003. Under the agreement, the interest rate will increase to prime plus 5.5% if the Company has not obtained and accepted a commitment letter from another working capital provider by December 1, 2003. Management anticipates entering into a new credit facility with a different financial institution by the end of the year and has received one written proposal from a credit provider. However, no arrangements for a new line of credit have been finalized as of the date of this filing and, if such a facility cannot be obtained, the Company will be required to repay the balance of the working capital line by the end of the year.

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

After the settlement, Star has a total amount in escrow of approximately $27.0 million, which covers the escrow obligation for the cigarettes it manufactured at its Petersburg facility during the period 1999–2002 that were deemed to be sold in the MSA states. This amount will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA. For 2003, and thereafter, Star will be responsible for making escrow payments on all Star cigarettes sold in any MSA state, regardless of where such products are manufactured. No additional escrow deposits were made by Star during the third quarter of 2003. Star will be required to make its MSA escrow deposits for 2003 sales on or before April 15, 2004.

All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits.

Litigation Costs. The Company has entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on behalf of the Company. It is estimated that at the time these litigation and related matters are concluded, which likely will not be before mid-2004, the Company’s portion of these costs could be in excess of one million dollars. One-half of these costs advanced by counsel would be payable by the Company if it does not prevail in these litigation matters. However, given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. The Company has paid or accrued all obligations currently

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

due. Also, as part of its fee arrangements in certain of these matters, the Company has agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments the Company actually receives in the event that the litigation is resolved in favor of the Company, in return for a cap on fee payments during the litigation.

Request for a Private Letter Ruling. During 2002, the Company submitted to the Internal Revenue Service (“IRS”) a request for a Private Letter Ruling that would confirm the deductibility of funds placed in escrow under the MSA. Based on the rationale set forth in its Private Letter Ruling request, the Company took a deduction for escrow expenses in its IRS return for 2001 and 2002, and sought a refund for prior year payments. During the fourth quarter of 2002, the Company received $8.4 million in federal and state refunds relating to such payments. The Company received an additional tax refund of $4.1 million during the second quarter of 2003. If the IRS determines that the Company’s treatment of the payments into escrow is not appropriate for tax purposes, then the Company, based upon advice from tax counsel, expects it will challenge that determination in U.S. Tax Court to seek a final determination with respect to this issue. Ultimately, if the Company does not prevail in its position, the $12.5 million would have to be returned with interest.

Pending Tax Assessment Claims. The Virginia Department of Taxation has asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115. The Company has applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. The Company has not paid that assessment and is not required to do so pending its appeal to the Department of Taxation. The Company has also challenged the taxation of certain other property on the grounds that the property is used directly in production activities at the Company’s plant in Chase City, Virginia. The Company has paid that assessment, in the amount of $24,273, in full pending appeal. The administrative procedure for consideration of the Company’s application for correction of these assessments is expected to be concluded sometime during 2004. If the Company’s appeal is not successful, it would be liable for the contested $860,115 and accrued interest on that amount.

Conclusion. The Company’s liquidity needs for the next 12 months are difficult to predict since they depend upon a number of factors, including the success in reenergizing the discount cigarette business, the cost of defense of its intellectual property, the extent of the Company’s obligations for MSA escrow deposits for 2003 sales which must be made on or before April 15, 2004, uncertainty regarding consumer acceptance of ARIVA® and STONEWALL Hard Snuff™, the ability to continue to reschedule certain credit obligations, the outcome of the appeal regarding the Virginia Department of Taxation’s tax assessment, the outcome of the Company’s request for an IRS private letter ruling, other working capital needs, and other factors described under “Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

Given the Company’s current working capital deficit and the Company’s need to finance some or all of the events noted above, the Company needs to obtain funding from outside sources (including its CEO) or consider other business options. The Company is currently not able to estimate the combined impact of these events; however, there could be circumstances under which the Company would be required to obtain a substantial amount of capital in excess of the funding committed by the Company’s CEO. In addition to capital committed by the Company’s CEO, there can be no guarantee that the Company will be able to obtain sufficient capital from other sources, or that, if it can raise the capital, the terms would be acceptable to the Company. Failure to obtain additional capital could have a substantial adverse effect on the Company’s financial condition, results of operations and prospects. However, based on the commitment of the Company’s CEO to advance additional funds to the Company and the expectation that cigarette sales have stabilized, management believes it will have or be able to raise sufficient funds to meet its working capital needs over the next twelve months.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Long Term Debt:

Notes/capital leases payable at September 30, 2003 consist of the following:

Notes payable to B&W, non-interest bearing until December 31, 2005. Interest accrues beginning December 2005 at prime plus 1%, payable monthly. Principal payable in 96 equal monthly installments commencing December 2005; collateralized by the Company’s tobacco curing barns, leaf tobacco inventory and intellectual property.(A)	$21,097,821
Promissory note, payable with effective interest of 10.04%, collateralized by the Company’s tobacco curing barns.	1,533,770
Capitalized lease obligations, payable with effective interest ranging from 9.0 to 10.5%, in varying installments through 2005.	6,620,215

29,251,866
Less current maturities of long term debt and capital lease obligations	6,597,830

Notes payable and capital leases, less current maturities	$22,653,976

(A)	On April 25, 2001, the Company renegotiated these notes to provide for maturities beginning in January 2005, and subsequently amended the beginning payment dates to December 2005 and the payment periods to 96 months. There are provisions in the note restatements for reductions based on royalties from B&W and other future performance by B&W under the agreements entered into on April 25, 2001. This includes a 50% reduction of debt if B&W conducts a successful test market of a hard tobacco product and a 100% reduction of debt if B&W subsequently markets a hard tobacco product in 15 states.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The annual maturities of notes payable and capital leases are as follows:

Twelve months ending September 30,
2004	$6,597,830
2005	3,495,874
2006	2,498,883
2007	2,498,883
2008	2,498,883
Thereafter	11,661,453

$29,251,806

6.	Income tax benefit consists of the following:

	Nine months ending September 30,
	2003	2002
Current	$—	$—
Deferred	(8,595,000)	(388,000)

	$(8,595,000)	$(388,000)

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Segment information:

	Segment of Business
	Three months ended September 30, 2003
	Cigarettes and Smokeless Products	Tobacco Leaf	Consolidated
Revenue(A)	$10,935,180	$4,644	$10,939,824

Cost of sales and excise taxes	10,801,336	—	10,801,336

Gross margin	133,844	4,644	138,488

Research and development	—	35,674	35,674

	Three months ended September 30, 2002
	Cigarettes and Smokeless Products	Tobacco Leaf	Consolidated
Revenue(A)	$30,169,668	$15,939,261	$46,108,929
Cost of sales and excise taxes	22,312,292	15,425,761	37,738,053

Gross margin	7,857,376	513,500	8,370,876

Research and development	—	305,929	305,929

	Segment of Business
	Nine months ended September 30, 2003
	Cigarettes and Smokeless Products	Tobacco Leaf	Consolidated
Revenue(A)	$55,491,988	$14,052	$55,506,040
Cost of sales and excise taxes	41,737,415	—	41,737,415

Gross margin	13,754,573	14,052	13,768,625

Research and development	—	657,673	657,673

	Nine months ended September 30, 2002
	Cigarettes and Smokeless Products	Tobacco Leaf	Consolidated
Revenue(A)	$100,889,015	$15,939,261	$116,828,276
Cost of sales and excise taxes	77,551,077	15,425,761	92,976,838

Gross margin	23,337,938	513,500	23,851,438

Research and development	—	870,986	870,986

(A)	Note—Revenues for the tobacco leaf segment are primarily generated in the 3rd and 4th quarters of the year. During 2003, Star will generate no revenues for the tobacco leaf segment since under the August 14, 2003 Letter Agreement with B&W, B&W agreed to purchase directly the tobacco being produced by the Company’s participating StarCured™ farmers. In the third quarter of 2002, the revenue for the tobacco leaf segment included $1,300,000 in royalties from B&W earned on low-TSNA leaf purchases other than StarCured™ tobacco.

8.	Litigation:

In May 2001, the Company filed a patent infringement action against R. J. Reynolds Tobacco Company (“RJR”) in the United States District Court for Maryland, Southern Division, to enforce the Company’s rights under U.S. Patent No. 6,202,649 (the ‘649 Patent). On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the ‘649 Patent, which

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

is at issue in the first lawsuit against RJR. Shortly after filing its second lawsuit, the Company filed a motion to consolidate the two patent infringement lawsuits in the United States District Court for Maryland. This motion was granted on August 26, 2002 and the Court thereafter set a fact discovery deadline and schedules for expert discovery and the filing of summary judgment motions. On August 28, 2003, the Court heard argument on all summary judgment motions and on September 15, 2003 appointed a Special Master with expertise in patent law to consider all but one of the motions, noting that the case “presents complicated issues of patent law necessitating significant technical knowledge and expertise.” Under the Order of Reference, the Special Master is required to submit a written Report and Recommendations to the Court no later than December 15, 2003. The parties will then have a brief period of time to file written objections to the Report and Recommendations. At the conclusion of the oral argument on August 28, the Court indicated that it would act expeditiously in ruling after reviewing the Special Master’s Report and Recommendations and, that if the case is to proceed to trial, the Court then would endeavor to set a trial date within four months.

In July 2001, Harry Powell filed a lawsuit against Star in San Diego County Superior Court, alleging that Star failed to fully comply with California’s qualifying statute. The case was dismissed on September 15, 2003 and plaintiff has not appealed that decision.

Since the introduction of ARIVA®, three citizen petitions have been filed with the United States Food and Drug Administration (the “FDA”) seeking to have ARIVA® regulated as a food and/or a drug product under the Federal Food, Drug and Cosmetic Act. On May 1, 2002 the Company, through counsel, filed responses to two of these petitions, and on June 13, 2002, filed a response to the third petition. The Company also filed responses to other comments filed with the FDA in certain of these dockets, including comments filed by certain state Attorneys General. The Company’s legal team is headed by former U.S. Solicitor General Charles Fried, Esquire and by FDA attorneys from Gray Cary; Paul, Hastings, Janofsky & Walker LLP; and Bergeson & Campbell, P.C. In the responses counsel concluded that the petitions were factually flawed and without merit, because ARIVA® does not fit the definition of a food or a drug under the Federal Food, Drug and Cosmetic Act. Furthermore, because ARIVA® is a customarily marketed smokeless tobacco product that is intended to provide tobacco satisfaction and is licensed by the Tax and Trade Bureau (formerly the Bureau of Alcohol, Tobacco and Firearms), the FDA lacks jurisdiction to regulate ARIVA® based on the March 21, 2000 decision of the Supreme Court in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000). On August 29, 2003, the FDA issued a letter opinion denying the multiple Citizen Petitions seeking to have that agency regulate ARIVA®, as a “food” or a “drug”. In its ruling, the FDA concluded that it lacked jurisdiction to regulate ARIVA® since it is a customarily marketed tobacco product. Petitioners have not challenged that decision.

The Virginia Department of Taxation has asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115. The Company has applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. The Company has not paid that assessment and is not required to do so pending its appeal to the Department of Taxation. As such, these sales taxes have not been accrued for in the accompanying financial statements. The Company has also challenged the taxation of certain other property on the grounds that the property is used directly in production activities at the Company’s plant in Chase City, Virginia. The Company has paid that assessment, in the amount of $24,274, in full pending appeal. The administrative procedure for consideration of the Company’s application for correction of these assessments is expected to be concluded sometime during 2004. If the Company’s appeal is not successful, it would be liable for the contested $860,115 and accrued interest on that amount.

In August 2003, the Company’s subsidiary, Star Tobacco, Inc., filed a lawsuit in the United States District Court for the Eastern District of Texas against several key former employees in Texas, among others, relating to their breach of fiduciary duty to the Company through their involvement in a scheme over several months to organize and staff a competing business while still employed by Star Tobacco, Inc. In October, the defendants filed an answer to the complaint and a counterclaim alleging a number of business tort claims and added Jonnie R. Williams as a counterdefendant. Star Tobacco, Inc. has filed a motion seeking to have the counterclaim dismissed as a matter of law. That motion, which would apply equally to Mr. Williams, is pending.

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

Star Scientific, Inc. (“Star”) and its wholly-owned subsidiary, Star Tobacco, Inc. (“ST” and together with Star, the “Company”) are technology-oriented tobacco companies with a mission to reduce toxins in tobacco leaf and tobacco smoke. The Companies are engaged in:

(1) the development and implementation of scientific technology for the curing of tobacco so as to significantly prevent the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco-specific nitrosamines (“TSNAs”); and

(2) the sales, marketing and development of tobacco products that expose adult tobacco users to substantially lower levels of carcinogenic toxins, namely TSNAs, and that are sold with enhanced health warnings so that adult tobacco consumers will have the option to make informed choices about the use of tobacco products which pose a range of serious health risks (the TSNA levels in the Company’s smokeless tobacco products will continue to be reduced to very low levels, measured in parts per billion, using the StarCured™ tobacco curing process); and

(3) the sales, marketing and development of very low-nitrosamine smokeless tobacco products that also carry enhanced warnings beyond those required by the Surgeon General (in 2001, the Company introduced three new smokeless products, STONEWALL™ moist and dry snuffs, and ARIVA® compressed powdered tobacco cigalett™ pieces and during the second quarter of 2003 introduced STONEWALL Hard Snuff™).

ST also has been involved in the manufacture and sale of four discount cigarette brands. During the third quarter of 2003, the vast majority of Company’s revenues were generated through the sale of these four brands of discount cigarettes: SPORT®, MAINSTREET®, VEGAS® and G-SMOKE®. Following the termination of the Purchase Agreement with NATC, ST will continue to manufacture and sell these discount cigarette brands, and the Company expects cigarette sales to be its most significant source of revenue for the foreseeable future, notwithstanding its increasing focus on low-TSNA smokeless tobacco products. ST’s cigarettes are sold through approximately 165 tobacco distributors throughout the United States, although the Company has sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas, where MSA escrow obligations are not imposed.

While tobacco leaf sales are seasonal and have historically occurred during the third and fourth quarters of a year, there were no sales of tobacco leaf during the third quarter of 2003, because under the August 14, 2003 Letter Agreement with B&W described below, B&W agreed to purchase StarCured™ tobacco directly from the Company’s participating StarCured™ farmers. Thus, unlike other years, the Company did not recognize significant revenue from leaf tobacco it purchased from the StarCured™ farmers and sold to B&W.

Star Scientific’s long-term focus continues to be the research, development and sale of products that expose adult tobacco users to lower levels of toxins. The Company’s overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. The Company fully accepts the evidence that links smoking tobacco with a variety of diseases and premature death and believes that it is highly unlikely that the health risks of smoked tobacco can be completely eliminated. Star believes it was the first company to state unequivocally that “there is no such thing as a safe cigarette”, and to affix to the back of the package of its first premium low-TSNA product, Advance®, a package “onsert” which contained not only scientifically verified comparative content data, but also additional health warnings. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other conventional tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, the Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products in the least hazardous manner possible, given available technology, particularly through the StarCured™ tobacco curing process. While the Company as part of its recent cost-cutting efforts has deferred certain research projects, it expects to renew those efforts in 2004, subject to the availability of funds, and is continuing to explore other alternatives for completing the type of research described above.

Further, the Company believes it has the technology to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to the lowest possible levels and has demonstrated that the method it has developed for curing tobacco using the StarCured™ tobacco curing process can be scaled up to meet broad commercial needs in the United States and abroad. Given the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens, the Company’s focus over the last three years has centered on the development and commercialization of very low-TSNA non-fermented smokeless tobacco products that can be used as an alternative to cigarettes in situations where adult tobacco users either cannot or choose not to smoke. The Company expects that in the future its focus will continue to be on the development and sale of very low-TSNA non-fermented smokeless tobacco products, as well as on encouraging other tobacco manufacturers to sublicense the StarCured™ tobacco curing technology to produce very low-TSNA tobacco (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below). The Company is also committed to continuing to advocate meaningful and equitable federal regulation for all tobacco products and has publicly announced its support for reasoned regulation of tobacco products by the FDA. During 2003, there has been a substantial effort in the United States Congress to pass legislation giving the FDA authority over tobacco products, including potentially reduced risk products. While legislation has not been passed as of this date, it is expected that Congress will reconsider such legislation next year, if the pending legislation is not passed before the current session closes. The Company continues to monitor and provide input, as appropriate, with respect to this legislative effort.

Recent Developments

Cigarette and Leaf Sales

On February 18, 2003, the Company entered into an asset purchase agreement (the “Purchase Agreement”) to sell the assets of its cigarette division to NATC. On June 13, 2003, the Company mailed to stockholders an information statement describing the transaction, which was filed with the Securities and Exchange Commission (the “SEC”) on June 12, 2003.

The Purchase Agreement anticipated a closing of the transaction on or before July 15, 2003, subject to conditions outlined in the Purchase Agreement, including NATC’s ability to obtain financing for the transaction. However, on July 15, 2003, the Company and NATC executed a termination agreement. Under the termination agreement, the $2.0 million earnest money deposit which had been placed into escrow by NATC at the signing of the Purchase Agreement was released to Star and is recognized as “other income” for the third quarter of 2003. On July 17, 2003, Star filed a Form 8-K with the SEC describing the termination of the Purchase Agreement and release of the $2.0 million to the Company.

Given the impact of the pendency and ultimate termination of the NATC Purchase Agreement, intensified pricing competition from foreign manufacturers, particularly in the four non-MSA states in which the Company currently focuses its sales effort, as well as the substantial diversion of effort by several key, former employees in Texas, the Company’s sales of discount cigarettes declined significantly in the third quarter. Since July, the Company has sought to reenergize and restructure its cigarette business given the need to continue to operate this segment following the termination of the NATC Purchase Agreement. These actions have included a $1.4 million promotional program to help “pull” product through at retail level and a wholesale pricing promotion, as well as restructuring the senior sales management team in Texas. As a result of the effort to reenergize cigarette sales, the Company had orders in October 2003 for 32 trucks of cigarettes, compared to sales of 50 trucks for the entire third quarter. The sales volume for the third quarter of 2003 was the lowest quarterly sales total in the past five years, but the Company expects that its sales will continue to improve as it stabilizes its cigarette operations.

Further, in an effort to lessen the impact of the disruption to its business following the termination of the NATC Purchase Agreement, the Company has been negotiating with leasing institutions to restructure and renegotiate payments. In the third and fourth quarters, the Company was able to modify certain terms in its existing barn leases, so as to defer at least $1.2 million of payments from the third and fourth quarters of 2003 into 2004 and beyond. While the Company does not anticipate having to seek further deferrals with respect to the existing barn leases, this will depend on the ability of the Company to maintain its sales of cigarettes at levels comparable to October 2003 or obtain additional funding. The Company also has reduced or deferred salary and payments for certain executives and consultants and has eliminated or not filled a number of vacant positions.

The Company sought to reduce cost of goods sold by resuming the in-house manufacturing of all of its cigarettes at its Petersburg, Virginia manufacturing facility beginning on January 1, 2003, as well as purchasing less expensive tobacco and filters for its discount cigarettes. The Company anticipates that the manufacturing capacity in Petersburg should be sufficient to satisfy the manufacturing needs for its cigarettes for the foreseeable future. However, management has explored arrangements for contract manufacturing of cigarettes in the event sales increase beyond the capacity of the Petersburg facility. Also, management has continued to seek less expensive raw materials for its cigarette products.

In an effort to make the StarCured™ leaf purchase program more efficient and reflect the decision to have B&W purchase tobacco directly from the Company’s StarCured™ tobacco farmers, B&W and Star executed a letter agreement dated August 14, 2003 (the “Letter Agreement”) relating to the StarCured™ tobacco curing leaf program. Under the Letter Agreement, B&W agreed to purchase 15 million pounds of tobacco directly from the Company’s StarCured™ farmers at B&W’s contract prices plus a ten cent ($0.10) premium and up to an additional 3.7 million green-weight pounds of tobacco at its contract price during 2003. B&W will have no further obligation to purchase tobacco from Star, and will not be required to reduce Star’s obligations under the notes payable by Star to B&W by $0.80/pound as set forth in Section 3.04 of the April 25, 2001 Restated Master Agreement, if it purchases less than 15 million pounds of tobacco in any year after 2003. As part of the Letter Agreement, B&W received certain Star leaf inventories previously warehoused by B&W. B&W further agreed to extend the loan repayment schedule from 60 months to 96 months on Star’s notes to B&W. The balance of the notes are now payable in equal consecutive monthly installments beginning December 31, 2005. This extension applies to both principal and interest. In connection with this agreement, Star recognized a loss of $4.3 million associated with the leaf inventory transferred to B&W.

In the fourth quarter of 2003, Star and B&W also entered into a letter agreement which, in part, restructured Star’s outstanding payables to B&W. Under the letter agreement, the total current payables due to B&W of $8,395,648, which includes amounts owed for leaf tobacco, will be paid in minimum monthly payments of

$250,000 beginning in January 2004. Star will endeavor to pay a total of $4 million in 2004. Further, Star reached agreement with a number of other vendors to schedule payments on amounts due over several months extending into 2004.

While the Company expects that its efforts to reenergize cigarette sales will be successful, as reflected by the October sales, there can be no assurance that the results of operations of the cigarette segment for the fourth quarter will reflect the performance during October, or that even if maintained, such performance will be sufficient to meet the Company’s future liquidity needs. (See “Liquidity and Capital Resources” below for more information on the Company’s liquidity.)

Smokeless Tobacco Products

On September 28, 2001, the Company introduced its first two very low-TSNA snuff products (a moist and a dry snuff) under the brand name STONEWALL™. On November 14, 2001, Star introduced its flagship hard tobacco cigalett™ pieces (ARIVA®). ARIVA® is a compressed powdered tobacco product designed to dissolve completely in the mouth without leaving any residue or requiring expectoration. ARIVA® is being marketed by ST through its existing sales force and ST’s network of established tobacco distributors, and through new distributors with whom ST has not previously had a relationship, such as a number of drug store chains.

Star’s sales of ARIVA® and its other smokeless tobacco products were de minimis in 2001 and 2002 compared to cigarette sales and have declined in the first three quarters of 2003, in part due to the fact that initial sales were primarily derived from original placement of the product in the stores. By the third quarter of 2002, ARIVA® had been placed in more than 33,000 convenience and retail store locations. By the second quarter of 2003, the number of locations carrying ARIVA® had decreased to approximately 28,000 locations with a concentration in chain stores such as CVS Pharmacies, Rite Aid Drug Stores, Albertson’s/Osco, Sav-on, 7-Eleven franchises, Eckerd Drugs and Hudson News (located in airport terminals, bus terminals and train stations). Based in part on the continued sales decline, management believes the number of locations carrying ARIVA® as of the end of the third quarter of 2003 is below the 28,000 level previously reported.

The Company believes that the acceptance of ARIVA® has been adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®; (2) the fact that ARIVA® requires a change in habit by adult smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which has appeared in various newspapers and FDA filings; (4) ARIVA® requires Federally mandated smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop brand name recognition with consumers; and (6) difficulty in obtaining capital required for large scale consumer education and marketing directed to adult tobacco users. While the recent ruling by the FDA confirmed ARIVA’s® status as a customarily marketed tobacco product, it is not anticipated that the ruling will, by itself, generate additional ARIVA® sales. Despite the broad distribution of ARIVA®, sales during 2003 have not been material. As a result, the time period for generating significant revenue and cash flow from the introduction of ARIVA® will be longer than originally expected and it will take longer for the smokeless tobacco products to support themselves on a stand-alone basis. During the remainder of 2003 and 2004, the Company anticipates continuing to seek new outlets for ARIVA® but cannot be sure that ARIVA® will be accepted into the national marketplace or produce sufficient revenue to support the Company’s initiative to focus primarily on smokeless tobacco products and generate funds for the type of educational campaign necessary for a new tobacco consumer product.

In an effort to market a hard tobacco product to adult tobacco users who are familiar with using smokeless tobacco products, the Company during the second quarter of 2003 began a commercial test market of a new, non-fermented spit-free™ “hard tobacco” product for moist snuff users, called STONEWALL Hard Snuff™, which is made from non-fermented 100% low-TSNA StarCured™ tobacco plus natural and artificial flavorings, as well as other ingredients. The Company had been marketing STONEWALL Hard Snuff™ in approximately 80 stores in the Richmond, Virginia area and, beginning late in the third quarter, expanded its commercial distribution into the four non-MSA states and other locations where the Company can support the product with assistance from its existing sales force. As of this date, STONEWALL Hard Snuff™ is available in approximately 1,000 locations that have significant sales of smokeless tobacco products. The Company expects that the successful marketing of ARIVA® and STONEWALL Hard Snuff™ on a broad basis will require the expenditure of substantial funds, which the Company will need to obtain from external financing, the availability of which cannot be assured. (See “Liquidity and Capital Resources” below for more information on the Company’s liquidity.)

Pursuant to the Hard Tobacco Agreement entered into with B&W in April 2001, B&W will begin to test market a hard tobacco product in Louisville, Kentucky on December 15, 2003. B&W plans to follow-up with a further larger-scale test market later in 2004. The B&W hard tobacco product is being manufactured by Star at its manufacturing facility in Chase City, Virginia.

Legal and Regulatory

Minnesota, one of the four non-MSA states in which Star increasingly has focused its sales of discount cigarettes, has recently passed a statute requiring distributors in the state to pay an additional $0.35 per pack fee on cigarettes purchased from manufacturers, such as Star, that have not entered into a separate settlement with the state. This statute took effect on July 1, 2003. Because all non-participating manufacturers are impacted uniformly, the effect of this statute on sales of discount cigarettes appears to be only slightly negative at this time.

On August 28, 2003, a hearing was held by the United States District Court for the District of Maryland on all of the summary judgment motions that had been filed in the Company’s patent infringement lawsuits against R.J. Reynolds Tobacco Company. Following the hearing, the Court, by order dated September 15, 2003, appointed a Special Master to review all but one of the summary judgment motions and to issue a Report and Recommendation to the Court by December 15, 2003.

On August 29, 2003, the Food and Drug Administration (“FDA”) issued a letter ruling denying Citizen Petitions that were filed in late 2001 and early 2002 and which sought to have the Company’s ARIVA® hard tobacco product regulated as a food and/or a drug. In its ruling, the FDA concluded that it lacked jurisdiction over ARIVA® since it is a customarily marketed tobacco product.

On October 27, 2003, R. J. Reynolds Tobacco Company (“RJR”) and British American Tobacco PLC (“BAT”) announced the signing of a definitive agreement to combine the assets and operations of their respective U.S. tobacco businesses: RJR, B&W and Lane Ltd. (the latter two companies are wholly owned subsidiaries of BAT). The agreement provides for establishing a new publicly traded holding company, Reynolds American Inc., which will be 42% owned by BAT and 58% owned by existing RJR shareholders. As reported by the parties to the agreement, the transaction is expected to close in mid-year 2004, pending the necessary approvals from U.S. regulatory authorities and RJR shareholders, as well as Internal Revenue Service rulings required for the tax-free transaction. Star’s management is considering the impact, if any, of the merger on Star and its operations, given that Star has a variety of agreements with B&W and is engaged in patent infringement lawsuits against RJR.

Results of Operations

The Company’s unaudited condensed consolidated results for the three- and nine-month periods ended September 30, 2003 and 2002 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$10,939,824	46,108,929	$55,506,040	116,828,276
Cost of goods sold	3,943,548	24,345,842	14,717,066	47,774,092
Federal excise tax	6,857,788	13,392,211	27,020,349	45,202,746

Gross profit	138,488	8,370,876	13,768,625	23,851,438

Total operating expenses	8,448,695	7,409,429	23,210,740	24,379,604

Operating income (loss)	(8,310,207)	961,447	(9,442,115)	(528,166)

Net income (loss)	$(7,163,628)	381,897	$(13,966,613)	(707,150)

Income (loss) per common share, basic and diluted	$(0.12)	.01	$(0.23)	(.01)

Weighted average shares outstanding	59,791,480	59,737,229	59,791,480	59,739,333

Diluted weighted average shares outstanding	59,791,480	59,737,229	59,791,480	59,739,333

Third Quarter 2003 Compared with Third Quarter 2002

Net Sales. During the third quarter of 2003, the Company’s consolidated net sales decreased approximately $34.8 million or 75.6% to approximately $11.2 million, from $46.1 million for the third quarter of 2002. Of this decrease, approximately $15.9 million, or 45.7% of the total decrease in sales, was due to the fact that under the August 14 Letter Agreement with B&W, B&W agreed to purchase StarCured™ tobacco directly from the Company’s participating StarCured™ farmers. Thus, unlike other years, the Company in the third quarter of 2003 did not recognize revenue from leaf tobacco it purchased from the StarCured™ farmers and sold to B&W. Furthermore, during the third quarter of 2002, the Company recognized $1.3 million of revenue for the tobacco leaf segment in royalties from B&W on low-TSNA leaf purchases other than StarCured™ tobacco. In 2003, the Company did not receive any royalty revenue from B&W under the Other Low TSNA Tobacco Royalty Agreement entered into with B&W in April 2001, since under that agreement further royalty payments will not be made until the Company establishes a royalty rate with one of the other top three tobacco companies.

Star uses 100% StarCured™ tobacco in all of its smokeless tobacco products and will continue to so in the future. Also, under the Other Low TSNA Tobacco Royalty Agreement with B&W, Star will obtain royalty payments on StarCured™ tobacco purchased by B&W once Star establishes a royalty rate with one of the other top three tobacco companies. As a result, the modification of the leaf agreement with B&W does not result in discontinued operations reporting and furthermore, management does not believe that the barns are impaired.

During the third quarter of 2003, the Company’s sales of cigarettes and smokeless products decreased approximately $19.2 million or 63.8% to approximately $10.9 million from $30.2 million for the third quarter of 2002. The Company sold approximately 342.8 million cigarettes during the third quarter of 2003, compared with sales of approximately 713.7 million cigarettes during the third quarter of 2002, representing a decrease of approximately 52%. The decline in unit sales was principally due to the impact of the termination of the NATC Purchase Agreement, intensified pricing competition from foreign manufacturers, particularly in the four non-MSA states in which the Company is currently focusing its sales efforts, and the substantial diversion of effort by several key, former employees in Texas that resulted in the Company filing suit against these individuals. Since July, the Company has sought to reenergize and restructure its cigarette business given the need to continue to operate this segment following the termination of the NATC Purchase Agreement. As a result of the effort to reenergize cigarette sales, the Company had orders in October 2003 for 32 trucks of cigarettes, compared to sales of 50 trucks for the entire third quarter. The sales volume for the third quarter of 2003 was the lowest quarterly sales total in the past five years, but the Company expects that its sales will continue to improve as it stabilizes its cigarette operations.

Sales of ARIVA® have been declining over the last several quarters due to the fact that the number of new stores in which ARIVA® has been placed has leveled off and reorders for ARIVA® have been limited. The Company sold 1,580 cartons of ARIVA® during the third quarter of 2003 (10 packs equals one carton) compared to 16,800 cartons of ARIVA® during the third quarter of 2002. The Company believes that the acceptance of ARIVA® has been adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®; (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which has appeared in various newspapers and FDA filings; (4) ARIVA® requires Federally mandated smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop brand name recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users. Sales of STONEWALL Hard Snuff™ in the second quarter of 2003 were de minimis, consistent with the limited commercial test market of that product beginning in June 2003 and the expansion of the commercial introduction of STONEWALL Hard Snuff™ beginning late in the third quarter of 2003.

During the third quarter of 2003, as during the third quarter of 2002, the Company earned de minimis royalties paid by B&W on sales of its ADVANCE® low-TSNA cigarette, which B&W continues to test market in Indianapolis, Indiana. Recently, it was noted that WPP Group’s (Ogilvy & Mather) 141 Worldwide was hired to assist B&W in the national roll-out of ADVANCE®. This advertising agency also handles BAT’s Kool and duty-free advertising. No specific date for the roll-out has been announced.

Gross Profit. During the third quarter of 2003, the Company’s consolidated gross profit decreased approximately $8.2 million or 98.3% to approximately $0.1 million, from $8.4 million for the third quarter of 2002. This decrease is primarily due to the decreases in volume and selling price. The average wholesale price charged by the Company for its cigarettes decreased 21% from $8.86 per carton during the third quarter of 2002 to $7.00 per carton during the third quarter of 2003. In an effort to “pull” product through the retail distribution network and to mitigate the impact of the NATC transaction and competition from other discount cigarette manufacturers, the Company launched a substantial retail promotion campaign during the third quarter of 2003 spending approximately $1.4 million in retail “buy downs” of product, by supplying the retailers with additional product at no cost, hence lowering the retailer’s per unit cost. The overall impact of the retail program, which is recognized as a reduction in sales, was to bring the average price per carton sold down to approximately $7.00 per carton. This lower retail price created by the buy down program also contributed to the lower gross profit.

Despite the Company’s efforts to reduce cost of goods sold, the average cost per carton increased from $1.84 in the second quarter of 2003 to $2.04 in the third quarter of 2003, principally due to the low volume of cigarettes produced by the Company’s manufacturing operations in Petersburg, Virginia. The Company has been successful in reducing the price per pound for tobacco purchased, but until volume increases, the full impact of the Company’s efforts to reduce cost of goods sold will not be recognized. Assuming that the Company is able to maintain sales for the remainder of the fourth quarter comparable to those in October 2003, the Company anticipates that during the fourth quarter of 2003 the average cost per carton will be below $1.70. Compared to an average price per carton of $2.56 during the third quarter of 2002, the average price per carton of $2.04 for the third quarter of 2003, while higher than the average price during the second quarter, shows substantial progress in reducing the cost of goods sold on a long-term basis. The calculation of the per carton cost does not include any amount reflecting the MSA deposit per carton to be funded in April 2004 for sales made in MSA states during 2003. MSA escrow payments are neither expensed nor accrued for income statement purposes because the escrow deposit remains the property of the Company on its balance sheet. However, the deposits into the MSA escrow accounts do negatively impact on the Company’s cash flow. (See “Liquidity and Capital Resources” below for more information on the Company’s liquidity).

During 2002, revenues from the sales of tobacco leaf to B&W were recognized, and depreciation costs for the StarCured™ tobacco curing barns were treated as a cost of goods sold for the same period. Under the Letter Agreement dated August 14, 2003, B&W purchased tobacco directly from the Company’s participating StarCured™ farmers. Thus, in 2003, the Company will not recognize the revenues from the sale of tobacco. As a result, there is no corresponding cost of goods sold for leaf tobacco sales and depreciation for the StarCured™ tobacco curing barns has been reclassified as an operating expense.

Due to low capacity utilization of ARIVA® manufacturing equipment during the third quarter of 2003, unit manufacturing costs increased significantly and were written down by $0.3 million to value the inventory at market price.

Total Operating Expenses. During the third quarter of 2003, the Company’s total operating expenses increased approximately $1.0 million or 14.0% to approximately $8.4 million from $7.4 million for the third quarter of 2002. Significantly, this included the addition of $1.4 million of depreciation expense during the third quarter of 2003, compared to $0.1 million of depreciation expense in the same period during 2002, due to the fact the Company did not recognize revenues from sales of leaf tobacco in 2003. General and administrative costs increased by approximately $0.9 million or 24.5% to approximately $4.7 million in the third quarter of 2003 from $3.8 million during the third quarter of 2002. At the same time, research and development costs decreased to de minimis amounts during the third quarter of 2003 from $0.3 million for the third quarter of 2002 and marketing and distribution expenses also decreased.

    • Marketing and Distribution Expenses. During the third quarter of 2003, the Company’s marketing and distribution expenses decreased approximately $0.9 million or 28.1% to $2.3 million from $3.2 million for the third quarter of 2002. This decrease was attributable to the approximately 18% decrease in sales, directly affecting distribution costs and commissions, which are the largest portion of marketing and distribution costs.

    • General and Administrative Expenses. General and administrative expenses totaled $4.7 million for the third quarter of 2003, an increase of approximately $0.9 million or 24.5% from the $3.8 million spent during the comparable 2002 period. The increase in G&A during the third quarter was attributable principally to a one-time charge of approximately $0.4 million for the cancellation of ARIVA® equipment orders, a one-time charge of approximately $0.3 million of legal and printing expenses related to the termination of the NATC transaction, and cost related to the launch of STONEWALL Hard Snuff™.

During the second quarter of 2003, the Company had deposits for equipment orders for ARIVA® and deposits collateralizing certain obligations in the amount of approximately $2.7 million. The Company has negotiated a modification to these agreements under which a total of approximately $1.8 million of ARIVA® equipment orders have been cancelled. In connection with this modification, the Company took a one-time loss of approximately $0.4 million in previously deposited funds which were released to the equipment manufacturer. The Company does not anticipate ordering additional ARIVA® equipment until the existing production lines are at nearly full capacity.

Aside from the one-time expense for the cancellation of ARIVA® equipment, and printing and legal expenses relating to the NATC transaction, G&A expenses for the third quarter were in line with the level of expenses in prior quarters.

    • Depreciation In the third quarter of 2003, the Company did not recognize revenues from sales of leaf tobacco. As a result, there is no corresponding cost of goods sold for leaf tobacco sales. Thus, $1.4 million of depreciation for the StarCured™ tobacco curing barns has been moved from a cost of goods sold expense to an overhead expense.

    • Research and Development Expenses. Research and development costs in the third quarter of 2003 were de minimis compared to $0.3 million during the third quarter of 2002. The decrease in the third quarter reflected both the fact that the Company had completed its research in conjunction with the development of its spit free™ STONEWALL Hard Snuff™ tobacco product which was introduced in commercial test market in June 2003 and the virtual completion of research relating to the ADVANCE® low-TSNA cigarette that the Company had agreed to undertake as part of the April 25, 2001 Restated Master Agreement with B&W. Further, the Company, consistent with its efforts to cut costs, has deferred certain research projects until 2004 and, therefore, expects that its research and development cost will continue to remain at a reduced level in 2003 and then, subject to the availability of funds, increase to levels comparable to third quarter of 2002. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While some of its research work will be deferred, the Company is continuing to design several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, and to assess bio-marker differences in smoked versus smokeless tobacco. These studies are conducted by independent laboratories and universities. Also, the Company is exploring other alternatives to help fund its research objectives.

Interest Expense. The Company had interest expense of $422,840 and interest income of $72,695, for a net interest expense of $350,145 in the third quarter of 2003. This compares to a net interest expense of $305,274 during the third quarter of 2002. The higher interest expense in the third quarter of 2003 resulted from interest charges from the Company’s line of credit facility, which was utilized for general working capital requirements. This interest expense was partially offset by interest income generated by the Company’s MSA Escrow Fund; however, the interest rates are very low due to the conservative investment options required by the escrow agreements. The Company receives for its own account the current interest on the amounts in escrow, but this interest income is not sufficient to offset the Company’s cost of capital.

Income Tax Benefit. The Company had an income tax benefit of $3.6 million for the third quarter of 2003 as compared to an income tax expense of $0.3 million for the third quarter of 2002. The benefit is directly attributable to the pre-tax loss during the third quarter of 2003, versus a pre-tax profit during the third quarter of 2002.

Other Income/Expenses. During the third quarter, the Company had income from the termination of the Purchase Agreement with NATC and the release of $2.0 million from escrow and $4.2 million expensed in the third quarter relating to B&W’s cancellation of its tobacco leaf contract and transfer of inventory to B&W. On July 15, 2003, the Company and NATC executed a termination agreement. Under the termination agreement, the $2.0 million earnest money deposit which had been placed into escrow by NATC at the signing of the Purchase Agreement was released to Star and is being recognized as “other income” in these financial statements for the third quarter of 2003. On July 17, 2003, Star filed a Form 8-K with the SEC describing the termination of the Purchase Agreement and release of the $2.0 million to the Company.

Net Loss. The Company had a consolidated net loss of $7.2 million for the third quarter of 2003 compared to a consolidated profit of $0.3 million in the third quarter of 2002. The majority of the loss is attributable to the significant decrease in the revenues from the sale of discount cigarettes; the $3.0 million resulting from B&W taking possession of processed leaf inventory that it had been holding for the Company; and the $1.4 million retail promotion program undertaken during the third quarter (partially offset by the $2 million in income released by the termination of the NATC transaction); as well as higher general and administrative expenses, partially offset by a substantial tax benefit.

In the third quarter 2003, the Company had basic and diluted losses per share of $(0.12) compared to basic and diluted income per share of $0.01 in the same period in 2002.

First Nine Months of 2003 Compared with First Nine Months of 2002

Net Sales. During the first nine months of 2003, the Company’s consolidated net sales decreased $61.0 million or 52.3% to $55.8 million, from $116.8 million for the first nine months of 2002. Of this decrease, approximately $15.9 million, or 26.1% of the total decrease in sales, was due to the fact that under the August 14 Letter Agreement with B&W, B&W agreed to purchase tobacco directly from the Company’s participating StarCured™ farmers. Thus, unlike other years, the Company in the first nine months of 2003 did not recognize the revenue from leaf tobacco it purchased from the StarCured™ farmers and sold to B&W. Furthermore, during the first nine months of 2002, the Company recognized $1.3 million of revenue for the tobacco leaf segment in royalties from B&W on low-TSNA leaf purchases other than StarCured™ tobacco. In 2003, the Company did not receive any royalty revenue from B&W under the Other Low TSNA Tobacco Royalty Agreement entered into with B&W in April 2001 since under that agreement further royalty payments will not be made until the Company establishes a royalty rate with one of the other top three tobacco companies.

Star uses 100% StarCured™ tobacco in all of its smokeless tobacco products and will continue to so in the future. Also, under the Other Low TSNA Tobacco Royalty Agreement with B&W, Star will obtain royalty payments on StarCured™ tobacco purchased by B&W once Star establishes a royalty rate with one of the other top three tobacco companies. As a result, the modification of the leaf purchase agreement which does not result in discontinued operations reporting and furthermore, management does not believe that the barns are impaired.

During the first nine months of 2003, the Company’s sales of cigarettes and smokeless products decreased approximately $45.4 million or 45.0% to approximately $55.5 million from $100.9 million for the first nine months of 2002. The Company sold approximately 1.4 billion cigarettes during the first nine months of 2003, compared with sales of approximately 2.4 billion cigarettes during the first nine months of 2002, representing a decrease of approximately 42%. The decline in unit sales was principally due to intensified pricing competition from foreign manufacturers, particularly in the four non-MSA states in which it is currently focusing its sales efforts, the impact of the termination of the NATC Purchase Agreement, and the substantial diversion of effort by several key, former employees in Texas that resulted in the Company filing suit against these individuals. Since July, the Company has sought to reenergize and restructure its cigarette business given the need to continue to operate this segment following the termination of the NATC Purchase Agreement.

The Company sold 6,820 cartons of ARIVA® during the first nine months of 2003, compared with sales of 159,580 cartons during the first nine months of 2002, representing a decrease of approximately 96%. The Company believes that the acceptance of ARIVA® has been adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which has appeared in various newspapers and FDA filings; (4) ARIVA® requires Federally mandated smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop brand name recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users.

Due to low capacity utilization of ARIVA® manufacturing equipment during the third quarter of 2003, unit manufacturing costs increased significantly and were written down by $0.3 million to value the inventory at market price.

Sales of STONEWALL Hard Snuff™ began in the second quarter of 2003 and were de minimis, consistent with the limited commercial test market of that product beginning in June 2003 and the expansion of the commercial introduction of STONEWALL Hard Snuff™ beginning late in the third quarter of 2003. STONEWALL Hard Snuff™ was undergoing product development during 2002.

During both the first nine months of 2002 and 2003, the Company earned de minimis royalties paid by B&W on sales of its ADVANCE® low-TSNA cigarette, which B&W continues to test market in Indianapolis, Indiana. Recently, it was noted that WPP Group’s (Ogilvy & Mather) 141 Worldwide was hired to assist B&W in the national roll-out of ADVANCE®. This advertising agency also handles BAT’s Kool and duty-free advertising. No specific date for the roll-out has been announced.

Gross Profits. During the first nine months of 2003, the Company’s consolidated gross profit decreased approximately $10.1 million or 42.2% to approximately $13.8 million from $23.9 million for the first nine months of 2002. This decrease is primarily due to the decreases in volume and selling price. Lower revenues were partially offset by a reduction in the Company’s cost-of-goods sold.

The average wholesale price charged by the Company for its cigarettes decreased 6% from $8.26 per carton during the first nine months of 2002 to $7.74 per carton during the first nine months of 2003. In an effort to “pull” product through the retail distribution network and to mitigate the impact of the NATC transaction and competition from other discount cigarette manufacturers, the Company launched a substantial retail promotion campaign during the third quarter of 2003 spending approximately $1.4 million in retail “buy downs” of product, by supplying the retailers with additional product at no cost, hence lowering the retailer’s per unit cost. The third quarter 2003 retail program, which is recognized as a reduction in sales, contributed to the lower average price per carton sold of approximately $7.00 per carton. This lower retail price created by the buy down program also contributed to the lower gross profit.

Despite the Company’s efforts to reduce cost of goods sold, the average cost per carton increased from $1.84 in the second quarter of 2003 to $2.04 in the third quarter of 2003, principally due to the low volume of cigarettes produced by the Company’s manufacturing operations in Petersburg, Virginia. The Company has been successful in reducing the price per pound for tobacco purchased, but until volume increases, the full impact of the Company’s efforts to reduce cost of goods sold will not be recognized. Assuming that the Company is able to maintain sales for the remainder of the fourth quarter comparable to those in October 2003, the Company anticipates that during the fourth quarter of 2003 the average cost per carton should be below $1.70 per carton. Compared to the average price per carton of $2.64 during the first nine months of 2002, the average price per carton of $2.00 for the first nine months 2003, while higher than the average price during the second quarter, does show substantial progress in reducing the cost of goods sold on a long-term basis. The calculation of the per carton cost does not include any amount reflecting the MSA deposit per carton to be funded in April 2004 for sales made in MSA states during 2003. MSA escrow payments are neither expensed nor accrued for income statement purposes because the escrow deposit remains the property of the Company on its balance sheet. However, the deposits into the MSA escrow accounts do negatively impact on the Company’s cash flow. (See “Liquidity and Capital Resources” below for more information on the Company’s liquidity).

During 2002, revenues from the sales of tobacco leaf to B&W were recognized, and depreciation costs for the StarCured™ tobacco curing barns were treated as a cost of goods sold for the same period. Under the Letter Agreement dated August 14, 2003, B&W purchased tobacco directly from the Company’s participating StarCured™ farmers. Thus, in 2003, the Company will not recognize the revenues from the sale of tobacco. As a result, there is no corresponding cost of goods sold for leaf tobacco sales and depreciation for the StarCured™ tobacco curing barns has been recognized as an operating G&A overhead expense.

Total Operating Expenses. During the first nine months of 2003, the Company’s total operating expenses decreased approximately $0.9 million or 4.8% to approximately $23.2 million from $24.4 million for the first nine months of 2002. Depreciation for the first nine months totaled $1.7 million compared to $0.3 million of depreciation expense during the same period in 2002, due to the fact the Company did not recognize revenues from the sales of leaf tobacco in 2003. The majority of the decrease in total operating expenses is attributable to a decrease in marketing and distribution expenses as well as research and development costs, partially offset by an increase in general and administrative expenses.

    • Marketing and Distribution Expenses. During the first nine months of 2003, the Company’s marketing and distribution expenses totaled $7.6 million, a decrease of $4.2 million over the comparable 2002 period expense of $11.8 million. This decrease was attributable to the approximately 21% decrease in sales, directly affecting distribution costs and commissions, which are the largest portion of marketing and distribution costs.

    • General and Administrative Expenses. During the first nine months of 2003, the Company’s general and administrative expenses totaled $13.2 million, an increase of $1.9 million over the comparable 2002 period expense of $11.3 million. The increase in G&A during the first nine months of 2003 was attributable principally to a one-time charge of approximately $0.4 million for the cancellation of equipment orders for ARIVA® in the third quarter, one-time charges of approximately $0.8 million related to the termination of the NATC transaction expensed during the first nine months, and costs related to the launch of STONEWALL Hard Snuff™.

During the second quarter of 2003, the Company had deposits for ARIVA® equipment orders and deposits collateralizing certain obligations in the amount of approximately $2.7 million. The Company has negotiated a modification to these agreements under which a total of approximately $1.8 million of ARIVA® equipment orders have been cancelled. In connection with this modification, the Company took a one-time loss of approximately $0.4 million in previously deposited funds which were released to the equipment manufacturer. The Company does not anticipate ordering additional ARIVA® equipment until the existing production lines are at nearly full capacity.

    • Depreciation.. In the first nine months of 2003, the Company did not recognize revenues from sales of leaf tobacco. As a result, there is no corresponding cost of goods sold for leaf tobacco sales. Thus, $1.7 million of depreciation for the StarCured™ tobacco curing barns has been moved from a cost of goods sold expense to an overhead expense.

    • Research and Development Expenses. Research and development costs were approximately $0.7 million in the first nine months of 2003, a decrease of $0.2 million over the comparable 2002 period expense of $0.9 million. During both periods, research and development costs were connected principally to scientific studies related to low-TSNA products, and the Company’s development of a spit-free™ STONEWALL Hard Snuff™ tobacco product for smokeless tobacco users. The Company, consistent with its efforts to cut costs, has deferred certain research projects until 2004 and, therefore, expects that its research and development cost will continue to remain at a reduced level in 2003 and then, subject to the availability of funds, will increase to levels comparable to the third quarter of 2002. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While some of its research work will be deferred, the Company is continuing to design several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, and to assess bio-marker differences in smoked versus smokeless tobacco. These studies are conducted by independent laboratories and universities. Also, the Company is exploring other alternatives to help fund its research objectives.

Interest Expense. The Company had interest expense of $1,092,425 and interest income of $162,078, for a net interest expense of $930,347 in the first nine months of 2003. This compares to a net interest expense of $700,466 during the first nine months of 2002. The higher interest expense in the first nine months of 2003 resulted from interest charges from the Company’s line of credit facility, which was utilized for general working capital requirements. This interest expense was partially offset by interest income generated by the Company’s MSA Escrow Fund; however, the interest rates are very low due to the conservative investment options required by the escrow agreements. The Company receives for its own account the current interest on the amounts in escrow, but this interest income is not sufficient to offset the Company’s cost of capital.

Income Tax Benefit. The Company had an income tax benefit of $3.4 million for the first nine months of 2003 as compared to an income tax benefit of $0.4 million for the first nine months of 2002. This increase in the tax benefit is directly attributable to the increase in pre-tax loss during the respective periods.

Other Income/Expenses. During the first nine months of 2003, the Company had other losses of $10.8 million, attributable to three factors: the reduction of the Company’s MSA escrow account in the amount of $9.8 million during the second quarter in connection with the comprehensive settlement between Star and the 46 MSA states which resolved all issues relating to Star’s liability under the MSA for the period 1999-2002; $4.2 million expensed in the third quarter relating to B&W’s cancellation of its tobacco leaf contract and transfer of inventory to B&W; and the partial offset of the recognition, during the third quarter, of the $2 million escrow paid to Star in connection with the termination of the NATC Purchase Agreement.

Net Loss. The Company had a consolidated net loss of $14.0 million for first nine months of 2003 compared with a consolidated net loss of $0.7 million reported in the comparable 2002 period. The net loss primarily reflects: the significant decrease in the revenues from the sale of discount cigarettes; the release of approximately $9.8 million of previously escrowed funds to B&W in connection with the comprehensive MSA settlement entered into on June 18, 2003; the $4.2 million expensed in the third quarter relating to B&W’s cancellation of its tobacco leaf contract and transfer of inventory to B&W; and the $1.4 million retail promotion program undertaken during the third quarter, partially offset by the $2 million in escrow funds paid to Star in connection with the termination of the NATC Purchase Agreement, as well as higher general and administrative expenses, partially offset by a substantial tax benefit.

In the first nine months of 2003, the Company had basic and diluted losses per share of $(0.23) compared to basic and diluted net loss per share of $(0.01) in the same period in 2002.

Liquidity and Capital Resources

Overview. The Company continues to experience negative cash flows and has a working capital deficit of $12.1 million. This reflects, among other things, an increase in accounts payables as of September 30, 2003 of $5.6 million compared to December 31, 2002. In an effort to address the significant increase in its accounts payable, the Company in the fourth quarter of 2003 entered into a letter agreement with B&W, which, in part, restructured Star’s outstanding payables to B&W. Under the letter agreement, the total current payables due to B&W of $8,395,648, which includes amounts for leaf tobacco, will be paid in minimum monthly payments of $250,000 beginning in January 2004. The Company similarly has reached agreement with a number of other vendors to schedule payments on amounts due over several months and extending into 2004.

In addition, the Company is obligated to make deposits into its MSA escrow accounts for sales in non-MSA states. Over the past four years, the Company has deposited into escrow a net amount of approximately $27.0 million for sales of cigarettes in MSA states during the period 1999-2002. These payments have totaled more than the Company’s net income over the corresponding time period. It is anticipated that the Company will have a substantial MSA obligation for 2003 sales which must be made in April 2004.

The Company has limited sources of external funding and has been required to meet its liquidity needs through means other than relying upon cash flow from operating activities. These other external sources of liquidity have included financing activities and income tax refunds related to its MSA escrow deposits.

Furthermore, the Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation. The Company anticipates increases in its general and administrative costs in the coming months in connection with the pending patent infringement lawsuits and other legal and regulatory matters.

Net Cash Provided By Operating Activities. In the first nine months of 2003, $8.7 million of cash was generated by operating activities. This compared to $7.7 million of cash used by operating activities during the first nine months of 2002. The increase in cash generated by operations during the first nine months of 2003 was primarily due to an increase of $8.2 million of liabilities (most of which represent payments due to vendors), and a $4.1 million tax refund received in the second quarter of 2003, partially offset by a reduction in gross margin of $9.5 million.

The Company had anticipated obtaining significant liquidity from the proceeds of the sale of the cigarette business to NATC and expected that transaction to close on or before July 15, 2003. Also, the Company had anticipated that the sale of cigarettes would have been higher in the third quarter, notwithstanding that the operations of the cigarette division, including particularly the activities of its sales force, were significantly disrupted as the July 15 closing date for the Purchase Agreement approached. Following the termination of the Purchase Agreement, the Company has sought to reenergize the cigarette side of its business operations and to continue to focus on reducing cost of goods sold in an effort to more effectively compete in the sale of discount cigarettes. As a result of the effort to reenergize cigarette sales, the Company had orders in October 2003 for 32 trucks of cigarettes, compared to sales of 50 trucks for the entire third quarter. The sales volume for the third quarter of 2003 was the lowest quarterly sales total in the past five years, but the Company expects that its sales will continue to improve as it stabilizes its cigarette operations.

In an effort to lessen the impact of the disruption to its business following the termination of the NATC Purchase Agreement, the Company has been negotiating with leasing institutions to restructure and renegotiate payments. In the third and fourth quarters, the Company was able to modify certain terms in its existing barn leases, so as to defer at least $1.2 million of payments from the third and fourth quarters of 2003 into 2004 and beyond. While the Company does not anticipate having to seek further deferrals with respect to the existing barn leases, this will depend on the ability of the Company to maintain its sales of cigarettes at levels comparable to October 2003 or obtain additional funding. The Company also has reduced or deferred salary and payments for certain executives and consultants and has eliminated or not filled a number of vacant positions.

While the Company has been aggressively engaged in cost-saving measures, including a significant reduction over the past twelve months in cost-of-goods sold intended to improve cash flow, the Company will need to reduce overhead through salary reductions and deferrals, personnel reductions, deferring certain R&D expenditures, as well as deferring or curtailing ARIVA® marketing costs, or find alternative sources of funding for its working capital requirements. Given the current cash shortfalls, the Company will need to generate or raise from outside sources a substantial amount of additional cash to meet its obligations and to support its ongoing operations and activities. Failure to raise additional capital would have a substantial adverse effect on the Company’s financial condition, results of operations and prospects.

During the second quarter of 2003, the Company had an expense of $9.8 million which was a reduction of its MSA escrow account in connection with the comprehensive settlement between Star and the 46 MSA states which resolved all issues relating to Star’s liability under the MSA for the period 1999-2002. While this was expensed during the second quarter, it did not impact cash flow because those funds were taken from the long-term MSA escrow account deposits. Thus, while the income statement shows a loss before taxes of $22.6 million, $9.8 million of that amount was not taken from the Company’s operating cash flows.

In the fourth quarter of 2003, Star and B&W entered into a letter agreement which, in part, restructured Star’s outstanding payables to B&W. Under the letter agreement, the total current payables due to B&W of $8,395,648, which includes amounts for leaf tobacco, will be paid in minimum monthly payments of $250,000 beginning in January 2004. Star will endeavor to pay a total of $4 million in 2004. Star also reached agreement with a number of other vendors to schedule payments on amounts due over several months extending into 2004.

Net Cash Provided by Investing Activities. During the first nine months of 2003, $0.8 million of cash was generated by investing activities versus $0.3 million of cash used in investment activities in the same period in 2002. The cash generated during 2003 was from the repayment of a note from an officer of the Company. During the first nine months of 2002, the use of cash was principally due to deposits on equipment required for production of ARIVA®.

Net Cash Provided By Financing Activities. During the first nine months of 2003, $6.1 million of cash was used for the repayment of notes payable and capital leases. In the first nine months of 2002, $10.0 million of funds were generated primarily from sale-leaseback and loan transactions. There were no sale-leaseback transactions or loans funded during the first nine months of 2003.

Potential New Financing Sources. Over the past several years, the Company entered into loans and lease agreements collateralized by a substantial portion of the Company’s assets. As a result, the ability of the Company to generate additional funds through additional loans or leases collateralized by its assets is limited.

In early October 2003, Jonnie R. Williams, Star’s CEO and largest shareholder, loaned Star $2 million in funds for corporate purposes. Because those funds were deposited subsequent to the balance sheet date, they do not appear on the third quarter balance sheet. As of this filing date, none of the funds have been utilized by the Company and are currently available. Mr. Williams, in a letter dated November 7, 2003, advised the Company that he will personally extend an additional $8 million (and, with the funds previously loaned in October, a total of $10 million) to the Company on an as-needed basis until the Company returns to profitability. Mr. Williams and the Company are currently determining the terms and conditions of such loans.

B&W Agreements. The Company has $21.1 million of notes payable to B&W. The Company and Star tobacco each have granted B&W as collateral a first priority security interest in their respective intellectual property under the B&W credit facility, and have each guaranteed the payment of the other’s obligations. The B&W credit facility is collateralized by the Company’s curing barns, leaf tobacco inventory and intellectual property. These notes are non-interest bearing until December 31, 2005 and interest accrues beginning December 2005 at prime plus 1%, payable monthly over 96 months. There are provisions in the Hard Tobacco Agreement entered into in April 2001 for the forgiveness of one-half of the outstanding indebtedness if B&W declares the test marketing of a hard tobacco product to be successful and the remainder if B&W distributes a hard tobacco product in 15 states. As noted above, in the fourth quarter of 2003, Star and B&W entered into a letter agreement which, in part, restructured Star’s other outstanding payables to B&W.

Working Capital Line of Credit. The Company has a working capital line of credit, which is collateralized by under-30 day accounts receivable from its cigarette business. The Company can borrow up to 80% of its receivables and had $2.5 million of borrowings under this credit facility at September 30, 2003 at an interest rate of prime plus 0.5%, which was an effective rate of approximately 6.4% during the third quarter of 2003. On August 14, 2003, the Company entered into a letter agreement under which it agreed to terminate this line of credit on or before December 31, 2003, and received a waiver of its fixed charge covenant as part of the arrangement. During the interim period the Company’s borrowing capacity will be capped at $3.5 million and its cost of borrowing initially increased to approximately prime plus 2.5%, and to prime plus 4.5% as of October 15, 2003. Under the agreement, the interest rate will increase to prime plus 5.5% if the Company has not obtained and accepted a commitment letter from another working capital provider by December 1, 2003. Management anticipates entering into a new credit facility with a different financial institution by the end of the year and has received one written proposal from a credit provider. However, no arrangements for a new line of credit have been finalized as of the date of this filing and, if such a facility cannot be obtained, the Company will be required to repay the balance of the working capital line by the end of the year.

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

After the settlement, Star has a total amount in escrow of approximately $27.0 million, which covers the escrow obligation for the cigarettes it manufactured at its Petersburg facility during the period 1999–2002 that were deemed to be sold in the MSA states. This amount will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA. For 2003, and thereafter, Star will be responsible for making escrow payments on all Star cigarettes sold in any MSA state, regardless of where such products are manufactured. No additional escrow deposits were made by Star during the third quarter of 2003. Star will be required to make its MSA escrow deposits for 2003 sales on or before April 15, 2004.

All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits.

Litigation Costs. The Company has entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on behalf of the Company. It is estimated that at the time these litigation and related matters are concluded, which likely will not be before mid-2004, the Company’s portion of these costs could be in excess of one million dollars. One-half of these costs advanced by counsel would be payable by the Company if it does not prevail in these litigation matters. However, given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. The Company has paid or accrued all obligations currently due. Also, as part of its fee arrangements in certain of these matters, the Company has agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments the Company actually receives in the event that the litigation is resolved in favor of the Company, in return for a cap on fee payments during the litigation.

Request for a Private Letter Ruling. During 2002, the Company submitted to the Internal Revenue Service (“IRS”) a request for a Private Letter Ruling that would confirm the deductibility of funds placed in escrow under the MSA. Based on the rationale set forth in its Private Letter Ruling request, the Company took a deduction for escrow expenses in its IRS return for 2001 and 2002, and sought a refund for prior year payments. During the fourth quarter of 2002, the Company received $8.4 million in federal and state refunds relating to such payments. The Company received an additional tax refund of $4.1 million during the second quarter of 2003. If the IRS determines that the Company’s treatment of the payments into escrow is not appropriate for tax purposes, then the Company, based upon advice from tax counsel, expects it will challenge that determination in U.S. Tax Court to seek a final determination with respect to this issue. Ultimately, if the Company does not prevail in its position, the $12.5 million would have to be returned with interest.

Pending Tax Assessment Claims. The Virginia Department of Taxation has asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115. The Company has applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. The Company has not paid that assessment and is not required to do so pending its appeal to the Department of Taxation. The Company has also challenged the taxation of certain other property on the grounds that the property is used directly in production activities at the Company’s plant in Chase City, Virginia. The Company has paid that assessment, in the amount of $24,273, in full pending appeal. The administrative procedure for consideration of the Company’s application for correction of these assessments is expected to be concluded sometime during 2004. If the Company’s appeal is not successful, it would be liable for the contested $860,115 and accrued interest on that amount.

Conclusion. The Company’s liquidity needs for the next 12 months are difficult to predict since they depend upon a number of factors, including the success in reenergizing the discount cigarette business, the cost of defense of its intellectual property, the extent of the Company’s obligations for MSA escrow deposits for 2003 sales which must be made on or before April 15, 2004, uncertainty regarding consumer acceptance of ARIVA® and STONEWALL Hard Snuff™, the ability to continue to reschedule certain credit obligations, the outcome of the appeal regarding the Virginia Department of Taxation’s tax assessment, the outcome of the Company’s request for an IRS private letter ruling, other working capital needs, and other factors described under “Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

Given the Company’s current working capital deficit and the Company’s need to finance some or all of the events noted above, the Company needs obtain funding from outside sources (including its CEO) or consider other business options. The Company is currently not able to estimate the combined impact of these events; however, there could be circumstances under which the Company would be required to obtain a substantial amount of capital in excess of the funding committed by the Company’s CEO. In addition to capital committed by the Company’s CEO, there can be no guarantee that the Company will be able to obtain sufficient capital from other sources, or that, if it can raise the capital, the terms would be acceptable to the Company. Failure to obtain additional capital could have a substantial adverse effect on the Company’s financial condition, results of operations and prospects. However, based on the commitment of the Company’s CEO to advance additional funds to the Company and the expectation that cigarettes sales have stabilized, management believes it will have or be able to raise sufficient funds to meet its working capital needs over the next twelve months.

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

Note on Forward-Looking Statements

THIS REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY HAS TRIED, WHENEVER POSSIBLE, TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS USING WORDS SUCH AS “ANTICIPATES”, “BELIEVES”, “ESTIMATES”, “EXPECTS”, “PLANS”, “INTENDS” AND SIMILAR EXPRESSIONS. THESE STATEMENTS REFLECT THE COMPANY’S CURRENT BELIEFS AND ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO IT. ACCORDINGLY, SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH STATEMENTS. THESE RISKS, UNCERTAINTIES AND CONTINGENCIES INCLUDE, WITHOUT LIMITATION, THE CHALLENGES INHERENT IN NEW PRODUCT DEVELOPMENT INITIATIVES, PARTICULARLY IN THE SMOKELESS TOBACCO AREA, THE UNCERTAINTIES INHERENT IN THE PROGRESS OF SCIENTIFIC RESEARCH, THE COMPANY’S ABILITY TO RAISE THE CAPITAL NECESSARY TO SUSTAIN OR GROW ITS BUSINESS, POTENTIAL DISPUTES CONCERNING THE COMPANY’S INTELLECTUAL PROPERTY, RISKS ASSOCIATED WITH LITIGATION REGARDING SUCH INTELLECTUAL PROPERTY, POTENTIAL DELAYS IN OBTAINING ANY NECESSARY GOVERNMENT APPROVALS OF THE COMPANY’S LOW-TSNA TOBACCO PRODUCTS, MARKET ACCEPTANCE OF THE COMPANY’S SMOKELESS TOBACCO PRODUCTS, COMPETITION FROM COMPANIES WITH GREATER RESOURCES OR LOWER COSTS THAN THE COMPANY, THE COMPANY’S DECISION NOT TO JOIN THE MSA, THE EFFECT OF STATE STATUTES ADOPTED UNDER THE MSA AND ANY SUBSEQUENT MODIFICATION OF THE MSA, THE COMPANY’S DEPENDENCE ON KEY EMPLOYEES AND ON ITS STRATEGIC RELATIONSHIPS WITH BROWN & WILLIAMSON TOBACCO CORPORATION. THE IMPACT OF POTENTIAL LITIGATION, IF INITIATED AGAINST OR BY INDIVIDUAL STATES THAT HAVE ADOPTED THE MSA, COULD BE MATERIALLY ADVERSE TO THE COMPANY.

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

In May 2001, the Company filed a patent infringement action against R. J. Reynolds Tobacco Company (“RJR”) in the United States District Court for Maryland, Southern Division to enforce the Company’s rights under U.S. Patent No. 6,202,649 (the ‘649 Patent). On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the ‘649 Patent, which is at issue in the first lawsuit against RJR. Shortly after filing its second lawsuit, the Company filed a motion to consolidate the two patent infringement lawsuits in the United States District Court for Maryland. This motion was granted on August 26, 2002 and the Court thereafter set a fact discovery deadline and schedules for expert discovery and the filing of summary judgment motions. On August 28, 2003, the Court heard argument on all summary judgment motions and on September 15, 2003 appointed a Special Master with expertise in patent law to consider all but one of the motions, noting that the case “presents complicated issues of patent law necessitating significant technical knowledge and expertise.” Under the Order of Reference, the Special Master is required to submit a written Report and Recommendations to the Court no later than December 15, 2003. The parties will then have a brief period of time to file written objections to the Report and Recommendations. At the conclusion of the oral argument on August 28, the Court indicated that it would act expeditiously in ruling after reviewing the Special Master’s Report and Recommendations and, that if the case is to proceed to trial, the Court then would endeavor to set a trial date within four months.

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

In July 2001, Harry Powell filed a lawsuit against Star in San Diego County Superior Court, alleging that Star failed to fully comply with California’s qualifying statute. The case was dismissed on September 15, 2003 and plaintiff has not appealed that decision.

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

Since the introduction of ARIVA®, three citizen petitions have been filed with the United States Food and Drug Administration (the “FDA”) seeking to have ARIVA® regulated as a food and/or a drug product under the Federal Food, Drug and Cosmetic Act. On May 1, 2002 the Company, through counsel, filed responses to two of these petitions, and on June 13, 2002, filed a response to the third petition. The Company also filed responses to other comments filed with the FDA in certain of these dockets, including comments filed by certain state Attorneys General. The Company’s legal team is headed by former U.S. Solicitor General Charles Fried, Esquire and by FDA attorneys from Gray Cary; Paul, Hastings, Janofsky & Walker LLP; and Bergeson & Campbell, P.C. In the responses counsel concluded that the petitions were factually flawed and without merit, because ARIVA® does not fit the definition of a food or a drug under the Federal Food, Drug and Cosmetic Act. Furthermore, because ARIVA® is a customarily marketed smokeless tobacco product that is intended to provide tobacco satisfaction and is licensed by the Tax and Trade Bureau (formerly the Bureau of Alcohol, Tobacco and Firearms), the FDA lacks jurisdiction to regulate ARIVA® based on the March 21, 2000 decision of the Supreme Court in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000). On August 29, 2003, the FDA issued a letter opinion denying the multiple Citizen Petitions seeking to have that agency regulate ARIVA®, as a “food” or a “drug”. In its ruling, the FDA concluded that it lacked jurisdiction to regulate ARIVA™ since it is a customarily marketed tobacco product. Petitioners have not challenged that decision.

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

In August 2003, the Company’s subsidiary, Star Tobacco, Inc., filed a lawsuit in the United States District Court for the Eastern District of Texas against several key former employees in Texas, among others, relating to their breach of fiduciary duty to the Company through their involvement in a scheme over several months to organize and staff a competing business while still employed by Star Tobacco, Inc. In October, the defendants filed an answer to the complaint and a counterclaim alleging a number of business tort claims and added Jonnie R. Williams as a counterdefendant. Star Tobacco, Inc. has filed a motion seeking to have the counterclaim dismissed as a matter of law. That motion, which would apply equally to Mr. Williams, is pending.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

Number	Description
3.1	Restated Certificate of Incorporation (1)

3.2	By-laws of the Company as Amended to Date (1)

10.1	Letter Agreement dated August 5, 2003 between Star Scientific and Guaranty Bank

10.2	Letter Agreement dated August 14, 2003 between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

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

On July 15, 2003, the Company entered into a Termination and Release Agreement by and among Star Tobacco, Inc. and North Atlantic Trading Company, Inc. This Termination and Release Agreement was attached as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on June 20, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

Date: November 14, 2003	/s/ CHRISTOPHER G. MILLER

Authorized Signatory and Chief Financial Officer