Form 10-K
period 2003-12-31
STAR SCIENTIFIC INC
filed 2004-03-26
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $.0001 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 30, 2003 is approximately $ 76,252,396. Shares of voting stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each class of common equity as of March 1, 2004: 59,719,480 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None

NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains certain forward-looking statements within the meaning of the Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company has tried, whenever possible, to identify these forward-looking statements using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect the Company’s current beliefs and are based upon information currently available to it. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the challenges inherent in new product development initiatives, particularly in the smokeless tobacco area, the uncertainties inherent in the progress of scientific research, the Company’s ability to raise the capital necessary to grow its business, potential disputes concerning the Company’s intellectual property, risks associated with litigation regarding such intellectual property, potential delays in obtaining any necessary government approvals of the Company’s low-TSNA tobacco products, market acceptance of the Company’s new smokeless tobacco products, competition from companies with greater resources than the Company, the Company’s decision not to join the tobacco Master Settlement Agreement (“MSA”), the effect of state statutes adopted under the MSA and any subsequent modification of the MSA, the adoption of statues and regulations with respect to the Company’s business, the Company’s dependence on key employees and on its strategic relationships with Brown & Williamson Tobacco Corporation, and the impact, if any, of the proposed merger between Brown & Williamson and RJ Reynolds Tobacco Company, Inc. The impact of potential litigation, if initiated against or by individual states that have adopted the MSA, could be materially adverse to the Company.

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

PART I

Item 1. Business

General

Star Scientific, Inc. (“Star”) and its wholly-owned subsidiary, Star Tobacco, Inc. (“ST” and together with Star, the “Company”) are technology-oriented tobacco companies with a mission to reduce toxins in tobacco leaf and tobacco smoke. The Company is engaged in:

(1) the development, implementation and licensing of scientific technology for the curing of tobacco so as to substantially prevent the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco-specific nitrosamines (“TSNAs”);

(2) the manufacturing, sales, marketing and development of very low-nitrosamine smokeless tobacco products that also carry enhanced warnings beyond those required by the Surgeon General, including Stonewall™ moist and dry snuffs, ARIVA® compressed powdered tobacco cigalett™ pieces, and STONEWALL Hard Snuff™. The Company also manufactures a very low-nitrosamine smokeless tobacco product (Interval®) for Brown & Williamson Tobacco Corporation which is currently in test market; and

(3) the manufacture and sale of four discount cigarette brands.

The Company has historically purchased very low-TSNA flue-cured tobacco, cured by farmers using the StarCured™ tobacco curing process, and resold this leaf tobacco to Brown & Williamson Tobacco Corporation (“B&W”). As described below in “Segments and Products — Leaf Tobacco”, the Company has suspended these purchases and sales through at least the end of 2004.

Historically, the vast majority of the Company’s revenues have been generated through the sale of its four brands of discount cigarettes: SPORT®, MAINSTREET®, VEGAS® and G-SMOKE®. On February 18, 2003, the Company entered into an asset purchase agreement (the “Purchase Agreement”) to sell the assets of its cigarette division to North Atlantic Trading Company, Inc. (“NATC”). However, on July 15, 2003, the Company and NATC executed a termination agreement. Under the termination agreement, the $2.0 million earnest money deposit which had been placed into escrow by NATC at the signing of the Purchase Agreement was released to Star. Following the termination of the Purchase Agreement with NATC, ST has continued to manufacture and sell its four discount cigarette brands, and the Company expects cigarette sales to be its most significant source of revenue for the foreseeable future, notwithstanding its long-term focus on low-TSNA smokeless tobacco products. ST’s cigarettes are sold through approximately 177 tobacco distributors throughout the United States, although the Company has sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas, where it does not incur escrow obligations under the tobacco Master Settlement Agreement (“MSA”).

Star Scientific’s long-term focus continues to be the research, development and sale of products that expose adult tobacco users to lower levels of toxins. The Company’s overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. The Company fully accepts the evidence that links smoking tobacco with a variety of diseases and premature death and believes that it is highly unlikely that the health risks of smoked tobacco can be completely eliminated. Star believes it was the first company to state unequivocally that “there is no such thing as a safe cigarette”, and to affix to the back of the package of its first premium low-TSNA product, Advance®, a package “onsert” which contained not only scientifically verified comparative content data, but also additional health warnings. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other conventional tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, the Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products in the least hazardous manner possible, given available technology, particularly through the StarCured™ tobacco curing process. While the Company because of cost-cutting efforts has deferred certain research projects, it expects to renew those efforts in 2004, subject to the availability of funds, and is continuing to explore alternatives for completing certain of its research projects. (See “Research and Development” below.)

The Company has an exclusive, worldwide license from Regent Court under ten patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco including the StarCured™ tobacco curing process and the production of very low-TSNA tobacco products. The StarCured™ tobacco curing process, as discussed herein, involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured™ process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke.

In May 2001, the Company filed a patent infringement action against R. J. Reynolds Tobacco Company (“RJR”) in the United States District Court for Maryland, Southern Division to enforce the Company’s rights under U.S. Patent No. 6,202,649 (`649 Patent), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the `649 Patent, and on August 27, 2002 the two suits were consolidated.

In April 2003 the parties filed dispositive motions. Star Scientific filed a Motion for Summary Judgment on Claim Construction and Definiteness, and RJR filed six Motions for Summary Judgment asserting various defenses. Pursuant to an Order dated September 15, 2003, the Court appointed a Special Master to prepare Reports and Recommendations (“R&Rs”) for the Court on Star Scientific’s Motion for Summary Judgment and five of RJR’s six Motions for Summary Judgment. As of March     , 2004, the Special Master has issued five R&Rs. The Special Master is still considering one of the Motions filed by RJR, and Star Scientific does not have any information regarding when the last R&R will be issued. Under the September 15, 2003 Order, the parties have ten business days after each R&R is filed to file Objections to each of the Special Master’s R&Rs, and ten business days thereafter to file Responses to the Objections. The R&Rs, and the parties’ briefing related thereto, are currently filed under seal. The Court has the discretion to adopt, reject or modify the Special Master’s R&Rs, and will enter an Order or Orders accordingly. The Court has previously indicated that, upon receipt of the Objections and Responses thereto, it would rule on the Motions for Summary Judgment expeditiously, and that if the case is to proceed to trial, the Court would endeavor to set a trial date within four months.

The Company believes it has the technology to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to the lowest possible levels and has demonstrated that its method for curing tobacco using the StarCured™ tobacco curing process can be scaled up to meet broad commercial needs in the United States and abroad. Given the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens, the Company’s focus over the last three years has centered on the development and commercialization of very low-TSNA, non-fermented smokeless tobacco products that can be used as an alternative to cigarettes in situations where adult tobacco users either cannot or choose not to smoke. The Company expects that in the future its focus will continue to be on the development and sale of very low-TSNA non-fermented smokeless tobacco products, as well as on encouraging other tobacco manufacturers to sublicense the StarCured™ tobacco curing technology to produce very low-TSNA tobacco (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below). The Company currently markets four very low-TSNA smokeless products: (1) ARIVA®, a compressed powdered tobacco “cigalett”; (2) two snuff products (one moist and one dry) under the brand name Stonewall™; and (3) STONEWALL Hard Snuff™, a new, non-fermented, spit-free™ “hard tobacco” product for moist snuff users. To date, these products have not generated significant revenues. The Company’s smokeless products, each of which includes 100% StarCured™ very low-TSNA tobacco, are described in greater detail in “Segments and Products – Smokeless Tobacco”.

In addition, pursuant to a Hard Tobacco Agreement entered into with B&W in April 2001, B&W began to test market a hard tobacco product named Interval® in Louisville, Kentucky on December 15, 2003. B&W plans to follow-up with a further larger-scale test market later in 2004. The B&W hard tobacco product is being manufactured by Star at its manufacturing facility in Chase City, Virginia.

On April 25, 2001, the Company and B&W, the third largest tobacco company in the United States, entered into a series of new comprehensive long-term agreements (the “April 25, 2001 Agreements”) that amended agreements previously entered into with B&W. Among other things, the agreements provided for B&W to take over all aspects of the sale of Advance®, the low-TSNA cigarette that was jointly developed by the Company and B&W and first test marketed by the Company in October 2000, in return for royalty payments to the Company. B&W subsequently launched an expanded test market of Advance® in approximately 1,500 stores in Indianapolis, Indiana in November 2001. That test market is continuing and B&W may market this brand on a national basis, if the current market test is successful. The Company receives royalty payments, initially 40 cents per carton which then decreases over time, on sales of the Advance® cigarette. Royalties paid to date on Advance® have been de minimis. In October 2003, it was reported in Advertising Age that WPP Group’s (Ogilvy & Mather) 141 Worldwide was hired to assist B&W in the national roll-out of Advance®. The agreements also provided B&W with the exclusive marketing rights for the Company’s compressed powdered cigalett™ pieces in the United States (subject to the Company’s own rights), in return for paying the Company a royalty plus the cost of manufacturing the cigaletts™. B&W is currently test marketing its hard tobacco product, Interval®, as described in the preceding paragraph. Among other things, the agreements also restated various loan agreements made by B&W to the Company during 1999 and 2000, and provided for the purchase of StarCured™ tobacco by B&W over the 2001-2003 growing seasons. (See “Relationship with B&W” for more information on the Company’s agreements with B&W).

As noted above, historically the Company’s revenues have been generated principally through ST. ST, a Virginia corporation, which was incorporated in 1990 and, until 1994, primarily was engaged in the business of manufacturing cigars and cigarettes for others as a contract manufacturer. By late 1994, ST had commenced development and commercialization of its own brands of discount cigarettes using primarily Virginia flue-cured tobacco and competed principally on the basis of price. At about that same time, ST commenced a program of research and development relating to a range of tobacco products that deliver fewer toxins as well as tobacco cessation products. Shortly thereafter, ST shifted its near-term research to technology focused on reducing the carcinogenic TSNAs, particularly the NNNs and NNKs, in the tobacco leaf and tobacco smoke.

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

Segments and Products

See Note 14 of the Company’s Consolidated Financial Statements for financial information about the Company’s segments.

Leaf Tobacco

In each of 2000, 2001 and 2002, Star processed and sold approximately 19 million pounds of very low-TSNA flue-cured tobacco that had been cured using the StarCured™ tobacco curing process. Substantially all of these sales were made to B&W, pursuant to Star’s contractual arrangements with B&W described elsewhere in this report. These sales accounted for approximately 22.8%, 20.6% and 20.7% of the Company’s net sales in 2002, 2001 and 2000, respectively. The bulk of processed tobacco sales occurred in the third and fourth quarters of each year, resulting in higher revenues in those quarters.

On August 14, 2003, B&W and Star executed a letter agreement (the “Letter Agreement”) relating to the StarCured™ tobacco curing leaf program. Under the Letter Agreement, B&W agreed to purchase 15 million pounds of tobacco directly from the Company’s StarCured™ farmers at B&W’s contract prices plus a ten cent ($0.10) premium and up to an additional 3.7 million green-weight pounds of tobacco at its contract price during 2003. Under the Letter Agreement, B&W was relieved of its obligation to purchase tobacco from Star, and is no longer required to reduce Star’s obligations under the notes payable by Star to B&W by $0.80/pound as stated in the April 25, 2001 Restated Master Agreement if it purchases less than 15 million pounds of tobacco in any year after 2003. As part of the Letter Agreement, B&W received for its own benefit certain Star leaf inventories previously warehoused by B&W on the Company’s behalf. Star recognized a loss of $4.3 million associated with the leaf inventory transferred to B&W. B&W further agreed to extend the loan repayment schedule for StarCured™ barns that it financed from 60 months to 96 months. The balance of the notes are now payable in equal consecutive monthly installments beginning December 31, 2005. This extension applies to both principal and interest.

On January 15, 2004, Star notified its StarCured™ farmers that because B&W would not commit to purchase all of the tobacco produced by its participating StarCured™ farmers in 2004, it could not commit to purchase tobacco from them this growing season. As a result, Star advised its participating farmers that they could use the StarCured™ tobacco curing barns during the 2004 growing season, but that they would need to make arrangements to sell their tobacco to other parties, including B&W, which indicated that it would purchase some tobacco from the participating StarCured™ farmers. Star further advised its participating farmers that depending on the outcome of certain business ventures, including the pending patent infringement case against RJR, it hoped to fully reinstate the StarCured™ tobacco curing program in 2005 and to be in a position to make purchases directly from participating StarCured™ farmers. Star uses 100% StarCured™ tobacco in all of its smokeless tobacco products and will continue to do so in the future. As a result, the modification of the leaf purchase agreement with B&W does not result in discontinued operations reporting with respect to the barn program and furthermore, management does not believe that the barns are impaired.

In both 2002 and 2001, Star received a royalty of $1.5 million from B&W on B&W’s purchases of other low-TSNA tobacco. During 2003 and in the future, B&W will not be obligated under the April 25, 2001 Agreements to pay any further royalty for purchases of low-TSNA tobacco unless and until a royalty rate is established with one of the other three largest tobacco manufacturers.

During 2003, 2002 and 2001, approximately ninety-nine (99%), ninety-nine percent (99%) and eighty-five percent (85%), respectively, of all flue-cured tobacco in the United States was cured in a manner to reduce the levels of TSNAs in the cured tobacco leaf. As discussed herein, in May 2001, the Company filed suit against RJR for patent infringement relating to RJR’s efforts to have farmers produce low-TSNA tobacco using the technology to which Star is the exclusive licensee. In August 2002, the Company filed a second suit against RJR for patent infringement, which in September was consolidated with the first suit filed in May 2001. These cases are pending (see “Legal Matters”).

Smokeless Tobacco Products

Over the past four years, the Company has been engaged in the development of very low-TSNA, non-fermented smokeless tobacco products that could provide adult tobacco users with a viable alternative to cigarettes for use in situations and environments when they cannot smoke or choose not to smoke. This effort was encouraged by the Company’s Scientific Advisory Board and other independent scientific, medical, and public health advisors who urged Star to accelerate the development of smokeless products using 100% StarCured™ very low-TSNA tobacco, because smokeless products have far fewer toxins than conventional cigarettes. Cigarette smoke contains more than 4,000 chemical compounds, 43 of which are known to be carcinogenic. A number of respected scientists and researchers throughout the world believe that the only major or significant toxins in non-fermented smokeless tobacco are the TSNAs, particularly the NNNs and NNKs.

On September 28, 2001, the Company introduced its first two very low-TSNA snuff products (a moist and a dry snuff) under the brand name Stonewall™. On November 14, 2001, Star introduced its flagship hard tobacco cigalett™ pieces (ARIVA®). ARIVA® is a compressed powdered tobacco product designed to dissolve completely in the mouth without leaving any residue or requiring expectoration. Star’s sales of ARIVA® and Stonewall™ moist and dry snuff were de minimis in 2001 and 2002 compared to cigarette sales and declined during 2003, in part due to the fact that initial sales were primarily derived from original placement of the product in the stores. In an effort to market a hard tobacco product to adult tobacco users who are familiar with using smokeless tobacco products, the Company during the second quarter of 2003 began a commercial test market of a new, non-fermented spit-free™ “hard tobacco” product for moist snuff users, called STONEWALL Hard Snuff™, which is made from non-fermented 100% low-TSNA StarCured™ tobacco plus natural and artificial flavorings, as well as other ingredients. In light of its increased emphasis on hard tobacco products, the Company anticipates that future sales of Stonewall™ moist and dry snuff will be de minimis and it does not anticipate manufacturing Stonewall™ moist snuff in the future.

Sales of ARIVA® have declined since its initial placement in stores in 2002. By December 31, 2002, ARIVA® had been placed in approximately 35,000 convenience and retail store locations, and 2002 sales reached approximately 167,800 cartons, most of which was associated with the initial placement of the product in stores in the first half of 2002. Sales in 2003 were approximately $192,000, although these sales were offset by credits for returns of $376,000 and, by December 31, 2003, the Company estimates the number of locations carrying ARIVA® products had decreased to approximately 28,000. The Company believes that the acceptance of ARIVA® has been adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which appeared in various newspapers and FDA filings; (4) ARIVA® requires Federally mandated smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop brand name recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users.

The Company initially test marketed STONEWALL Hard Snuff™ in approximately 80 stores in the Richmond, Virginia area and, beginning late in the third quarter of 2003, expanded its commercial distribution into the four non-MSA states and other locations where the Company can support the product with assistance from its existing sales force. As of the end of 2003, STONEWALL Hard Snuff™ was available in approximately 4,000 locations that have significant sales of smokeless tobacco products.

ARIVA® and, to a lesser extent, STONEWALL Hard Snuff™ are being marketed nationwide by ST through its network of established tobacco distributors and through new distributors with whom ST has not previously had a relationship. These sales have been generated in part through our existing sales force. In addition, the Company has introduced ARIVA® and STONEWALL Hard Snuff™ through direct arrangements with several national retail chains and through national distributors experienced with consumer products. The Company expects that the successful marketing of ARIVA® and STONEWALL Hard Snuff™ on a broad basis will require the expenditure of substantial funds, which the Company will need to obtain from external financing, the availability of which cannot be assured. (See “Liquidity and Capital Resources” under Item 7 for more information on the Company’s liquidity.)

Pursuant to the Hard Tobacco Agreement entered into with B&W in April 2001, B&W began to test market a hard tobacco product, named Interval®, in Louisville, Kentucky on December 15, 2003. B&W plans to follow-up with a further larger-scale test market later in 2004. The B&W hard tobacco product is being manufactured by Star at its manufacturing facility in Chase City, Virginia.

There were de minimis export sales of smokeless tobacco products by the Company in 2003.

Discount Cigarettes

Traditionally, sales of discount cigarettes have represented the substantial majority of ST’s revenues and the Company anticipates that will continue to be its primary revenue source for the foreseeable future. ST sells four brands of discount cigarettes through approximately 177 tobacco distributors throughout the United States. ST will continue to manufacture discount cigarettes until the Company can transition from the smoked tobacco business. These cigarettes, which are sold as discount brands, accounted for approximately 100%, 75.1% and 79.4% of the Company’s net sales in 2003, 2002 and 2001, respectively. ST does not engage in extensive advertising or marketing programs for its cigarette products, but relies primarily upon communications with distributors, product placement by its field sales force (the field sales force focuses primarily on placing ST’s products with retailers in the four non-MSA states, Florida, Minnesota, Mississippi and Texas), pricing appropriate for discount cigarettes, and, to a lesser extent, brand recognition, product appearance and taste in order to compete in the marketplace. ST has chosen to focus its cigarette sales in the four non-MSA states because sales in those states are not subject to MSA escrow obligations. (See “Liquidity and Capital Resources” under Item 7 and “Tobacco Master Settlement Agreement” under “Government Regulation” for a more detailed description of the cash implications of making payments into the MSA escrow accounts.) ST has avoided any marketing or advertising efforts aimed at young persons, and the Company is committed to keeping its products out of the hands of youngsters. There were no export sales of cigarettes by the Company in 2003.

Presently, the Company uses a blend of “cut rag” tobacco in its discount cigarettes, but no StarCured™ tobacco. The Company formerly included StarCured™ very low-TSNA tobacco in its discount cigarettes, but in light of increased price competition, discontinued this practice in 2002 in favor of using less expensive tobacco.

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

Under the April 25, 2001 Agreements, B&W agreed to take over all aspects of the sales, marketing and distribution of Advance®. On November 5, 2001, B&W initiated a test market of its version of Advance® in Indianapolis, Indiana. That test market is ongoing. If B&W determines that its test market is successful, then B&W will undertake a further rollout of the product. Under the April 25, 2001 Agreements, the Company receives royalty payments, initially 40 cents per carton which then decreases over time, on sales of the Advance® cigarette. To date, sales of Advance® during the Company’s test market, and related royalty payments from B&W have been de minimis. In October 2003, it was reported in Advertising Age that WPP Group’s (Ogilvy & Mather) 141 Worldwide was hired to assist B&W in the national roll-out of Advance®. No specific date for the roll-out has been announced. The transfer of Advance® to B&W was consistent with the Company’s long-term objective of moving out of the combusted cigarette business and focusing on the sale of smokeless tobacco products and the licensing of its technology.

In September 2003, an article was published in Tobacco Control regarding research undertaken on B&W Advance® cigarettes by the Institute for Drug and Alcohol Studies, Virginia Commonwealth University. The study, which was supported by, among others, a United States Public Health Service Grant, was designed to develop a method for evaluating the carcinogen delivery of Potentially Reduced Exposure Products (“PREPs”). The study, which measured a number of factors, found that smokers using Advance® had slightly lower levels of carbon monoxide, equivalent cotinine levels, and 51% lower levels of NNAL (one TSNA biomarker) than when those smokers used their own brands of cigarettes.

Tobacco-Flavored Chewing Gum and Lozenges and Chewing Gum Containing Tobacco Extract

Prior to the decision to concentrate on the development of products for adult tobacco users that incorporate very low-TSNA StarCured™ tobacco, the Company sought to develop both cessation products and a product intended to help patients who relapsed after a trial of smoking cessation to prepare for another cessation attempt, and secured two Investigational New Drug Applications (“IND”) from the FDA. While the initial results of the IND protocol testing of these products were positive, the Company determined that the further testing and the preparation and submission of required marketing applications to the FDA would be costly and time consuming, as well require a major scientific infrastructure, which the Company did not have and could not afford at the time. Accordingly, the Company made the business decision that it was unlikely that the development of cessation-related products on its own would produce an adequate return on investment. The Company has explored entering into a joint venture, partnership and/or technology license as a means to develop cessation-related products and would have preferred to work with a major pharmaceutical company with significant resources and experience and the scientific and regulatory infrastructure that could assist and accelerate the approval process required for market entry. However, at this point in time, the Company is focused on other objectives, as set forth above.

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

By the end of 2003, ST had 93 field sales personnel and merchandisers primarily positioned in Florida, Minnesota, Mississippi and Texas and faced significant competition from foreign and domestic companies selling discount brands.

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

ST sells its smoked and smokeless tobacco products through approximately 228 tobacco distributors throughout the United States. Of these 228 distributors, approximately 98 are located in Florida, Mississippi, Minnesota, and Texas, where the Company’s sales force is now concentrated and where it does not have obligations to make payments into escrow under state qualifying statutes enacted pursuant to the MSA for sales of cigarette products. The distributors maintain state and, where applicable, municipal government tobacco product licenses, and apply state and/or local tax stamps when needed to resell the tobacco products. ST delivers its products directly to distributors mainly by common carrier trucks. ST’s distributor customers primarily serve convenience stores, gas stations and other outlets and retail stores. No one distributor accounted for more than 23% of ST’s revenue in 2003. While ST sells its smoked and smokeless tobacco products through approximately 228 tobacco distributors, the number of distributors selling smoked tobacco products decreased from approximately 200 in 2002 to 177 in 2003, due to the focus on sales in the four non-MSA states and increased price competition. ST’s shipment volume for discount cigarettes during 2003 decreased approximately 30% to 2.0 billion units from 2001’s shipment volume of 2.9 billion units, reflecting a continued commitment by the Company to concentrate the field sales force and sales efforts in four states and to develop and launch a series of smokeless tobacco products. In marketing ARIVA® hard tobacco cigalett™ pieces and STONEWALL Hard Snuff™, the Company has sought to position the products using many of the same distribution channels that it uses for cigarette sales. As part of the marketing and distribution effort, the Company also has negotiated agreements with a number of national retail chains and national distributors selling consumer products.

Purchasing

In 2000-2002, Star purchased its low-TSNA flue-cured tobacco for its leaf tobacco sales from approximately 200 participating tobacco farmers (“StarCured™ farmers”) who cure their tobacco in specially designed StarCured™ barns pursuant to long-term contracts entered into with the Company. There were no sales of tobacco leaf during 2003 because under the August 14, 2003 Letter Agreement with B&W, described previously in this report, B&W agreed to purchase StarCured™ tobacco directly from the Company’s participating StarCured™ farmers. Thus, unlike other years, the Company did not recognize significant revenue from leaf tobacco it purchased from StarCured™ farmers and sold to B&W. In January 2004, Star notified the participating StarCured™ farmers that because of B&W’s decision not to purchase all of the StarCured™ tobacco in 2004, it would not be in a position to purchase tobacco from them during the 2004 growing season. The StarCured™ farmers will be able to continue to use the StarCured™ tobacco curing barns in 2004, but will have to find other buyers for this tobacco. Depending on the outcome of certain business ventures, including its pending patent infringement case against RJR, Star hopes to fully reinstate the StarCured™ tobacco curing program in 2005 and to be in a position to make purchases directly from participating StarCured™ farmers.

At the end of 2002, Star had approximately 347,000 pounds of burley tobacco and 1.0 million pounds of re-dried strip StarCured™ tobacco in inventory at B&W facilities. Under the Letter Agreement dated August 14, 2003, B&W received all Star leaf inventories warehoused by B&W, and Star recognized a loss of $4.3 million associated with this leaf inventory transfer.

During 2003, ST purchased “cut rag” tobacco (tobacco that has been cut, processed and flavored to ST’s specifications for cigarettes) for its cigarettes from a variety of sources, which allowed ST to avoid having to dedicate substantial amounts of working capital to tobacco inventories (at the end of 2003, Star only inventoried enough tobacco for work-in-progress purposes) and to obtain less expensive tobacco than it was able to obtain through its purchase arrangements with B&W’s Export Leaf Division, from which the Company obtained its tobacco in 2002 (See “Manufacturing” below for a description of the Company’s manufacture of cigarettes as well as its purchase of manufactured cigarettes.) ST continues to use all Virginia flue-cured StarCured™ tobacco in its smokeless tobacco products and believes that it will be able to obtain a sufficient supply of StarCured™ tobacco for future needs from B&W or directly from its StarCured™ farmers.

Star’s scientific and its technical advisors believe that the StarCured™ process is applicable to burley tobacco. However, no assurances can be given at this time that the low-TSNA StarCured™ tobacco curing process for burley tobacco will be successfully developed and commercialized. Since 2000, Star has maintained a burley tobacco program with a number of burley farmers in Kentucky in conjunction with the Burley Tobacco Growing Cooperative Association, Inc. In 2003, as in the past two years, the Company did not purchase any burley tobacco from the farmers participating in its burley program and a number of StarCured™ barns were removed from Kentucky in 2003 and relocated in Virginia. Moreover, because the tobacco in Star’s smokeless tobacco products is 100% flue-cured low-TSNA StarCured™ tobacco, the Company’s need for a low-TSNA burley tobacco is expected to decline as the Company shifts its emphasis to smokeless tobacco products, and the Company is in the process of determining whether to relocate all of its Kentucky barns to farms in states that produce flue-cured tobacco.

Manufacturing

All of the flue-cured tobacco that the Company plans to use in 2004 and thereafter in Star’s smokeless tobacco products, but not in the Company’s discount cigarettes, will be cured using the StarCured™ tobacco curing process. The StarCured™ tobacco curing process involves controlling certain conditions in the tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The specially designed curing barns that utilize the StarCured™ tobacco processing technology have been manufactured exclusively for Star by Powell Manufacturing Company of Bennettsville, South Carolina (“Powell”). Specially designed barns, which are owned or leased by the Company, are erected on site at the tobacco farms and provide Star with its source of very low-TSNA tobacco. Approximately 935 have been delivered to farmers who currently produce flue-cured tobacco. In 2000, 100 barns were delivered to farmers in Kentucky in connection with the research, development and testing of the StarCured™ tobacco curing process for burley tobacco in the previously mentioned joint program with The Burley Tobacco Growers Cooperative Association, Inc. Presently, Star maintains approximately 65 barns in Kentucky.

Star does not anticipate purchasing any additional barns in 2004 or the foreseeable future because the Company has more than sufficient barns in place to process approximately 19 million pounds of StarCured™ flue-cured tobacco. Because the Company has a sufficient supply of tobacco curing barns for its own purposes, it is also considering selling certain of the barns to its participating StarCured™ farmers or other third parties. Under the April 25, 2001 Agreements, B&W agreed to finance all of the StarCured™ tobacco curing barns on an interest-free basis through January 1, 2005. The August 14, 2003 Letter Agreement extended that interest-free date to December 31, 2005 and increased the number of monthly installments. Beginning in January 2006, this debt will be payable in 96 (rather than the previous 60) monthly installments. Subsequent to April 2001, Star entered into a series of sale/leaseback transactions for approximately 590 barns and, as part of these transactions and in order to have B&W release its collateral interest in the barns, Star agreed to pay 4/14ths of the proceeds to B&W to reduce its long-term indebtedness. From an initial loan balance of $29 million in April 2001, the Company has reduced the amount outstanding to approximately $20 million as of December 31, 2003. Under certain sale/leaseback transactions Star has financed the barns with certain financial institutions and agreed to repurchase the barns at the end of the lease period, thus ultimately having the ability to retain control of the barns.

In early 2000, Star’s processing facility in Chase City, Virginia underwent a substantial expansion of its capacity to process significantly larger amounts of low-TSNA tobacco, as well as to provide sufficient space for the installation of new equipment to be used in conjunction with the manufacturing of the Company’s smokeless tobacco products and the installation of a state of the art laboratory to test for TSNAs. This expansion allowed Star to process approximately 19 million pounds of StarCured™ tobacco during each of the three growing season from 2000-2002, and approximately 15 million pounds in 2003. During 2004, no tobacco is planned to be received at the processing facility by Star. However, the Company has arranged for the Flue-Cured Cooperative Stabilization Corporation to sublease the receiving portion of its facility for four months (August – November 2004) and to operate a tobacco marketing center there during this growing season. Star hopes to be in a position to operate its receiving station in 2005 and to again make purchases directly from participating StarCured™ farmers.

During 2001 and 2002, B&W produced approximately 70% of the cigarettes that ST sold. Effective January 1, 2003, the Company and B&W terminated their Manufacturing Agreement under which B&W had produced cigarettes that ST had been selling from 1999 through 2002. Since January 1, 2003, the Company has reduced cost of goods sold by resuming the in-house manufacturing of all of its cigarettes at its Petersburg, Virginia manufacturing facility. The Company further reduced cost of goods sold by purchasing less expensive tobacco and filters for its discount cigarettes. The Company anticipates that the manufacturing capacity in Petersburg should be sufficient to satisfy the manufacturing needs for its cigarettes for the foreseeable future, given the current manufacturing levels. However, management has undertaken to make arrangements for contract manufacturing of cigarettes in the event sales increase beyond the capacity of the Petersburg facility.

In 2002, Star installed at Chase City a high-speed manufacturing line for the production of ARIVA® hard tobacco cigalett™ pieces and Stonewall™ dry snuff and STONEWALL Hard Snuff™. This machinery also is used to manufacture and package Interval®, which is being test marketed by B&W under the terms of the Hard Tobacco Agreement entered into on April 25, 2001. During 2003, Star had a one-time charge of approximately $1.3 million for the cancellation of additional ARIVA® equipment orders. The Company does not anticipate ordering additional ARIVA® equipment until the existing production line is at nearly full capacity. The ARIVA® manufacturing line currently is housed in a portion of the Company’s tobacco receiving building. This second facility has approximately 91,000 square feet of space that can accommodate both manufacturing lines and an expanded testing facility, and 9,000 square feet of office space located on approximately nine acres of land. This facility was purchased during 2002 by the Mecklenburg County and Chase City Industrial Development Authorities and they, along with Star, renovated the facility to Star’s specifications. Star entered into a long-term lease with an option to purchase this facility. It is anticipated that, by the end of 2004, all of Star’s smokeless tobacco manufacturing operations and its laboratory for testing low-TSNA tobacco will be housed in this facility.

The Company believes its manufacturing facilities will allow it to respond to the demand for its smokeless products, as well as to the demand for cigarette products.

Relationship with B&W

On October 12, 1999, the Company and B&W entered into an agreement (referred to as the “Master Agreement”) under which B&W, among other things, agreed to purchase StarCured™ tobacco. On April 25, 2001, the Company and B&W entered into a Restated Master Agreement that provided for increased purchases of StarCured™ tobacco by B&W. B&W agreed to purchase at least 15 million pounds of StarCured™ tobacco over three growing seasons (2001-2003) with the right to purchase additional amounts of StarCured™ tobacco during those years and in future years. The Master Agreement provided that if B&W did not purchase at least 15 million pounds of StarCured™ tobacco in the later years, then for each pound purchased below 15 million pounds Star would receive an $0.80 per pound reduction of its outstanding debt obligations, up to a total reduction of $12 million on a cumulative basis.

In 2000-2002, Star produced and delivered to B&W approximately 19 million pounds of very low-TSNA StarCured™ tobacco annually. On August 14, 2003, B&W and Star executed a Letter Agreement relating to the StarCured™ tobacco curing leaf program. Under the Letter Agreement, B&W agreed to purchase 15 million pounds of tobacco directly from the Company’s StarCured™ farmers at B&W’s contract prices plus a ten cent ($0.10) premium and up to an additional 3.7 million green-weight pounds of tobacco at its contract price during 2003. As part of the Letter Agreement, B&W was relieved of its obligation to purchase tobacco from Star, and is no longer required to reduce Star’s obligations under the notes payable by Star to B&W due to any shortfalls in leaf purchases. Further, B&W received for its own benefit certain Star leaf inventories previously warehoused by B&W on the Company’s behalf and Star recognized a loss of $4.3 million associated with the leaf inventory transferred to B&W.

On January 15, 2004, Star notified its participating StarCured™ farmers that because B&W would not commit to purchase all of the tobacco produced by its participating StarCured™ farmers, it could not commit to purchase tobacco from them in 2004. As a result, Star advised its participating farmers that they could use the StarCured™ tobacco curing barns during the 2004 growing season, but that they would need to make arrangements to sell their tobacco to other parties, including B&W, which indicated that it would purchase some StarCured™ tobacco from the participating StarCured™ farmers. Star further advised its participating StarCured™ farmers that depending on the outcome of certain business ventures, including the pending patent infringement case against RJR, it hoped to fully reinstate the StarCured™ tobacco curing program in 2005 and to be in a position to make purchases directly from participating StarCured™ farmers.

B&W also manufactured cigarettes for ST until December 31, 2002, pursuant to a Manufacturing Agreement entered into in January 2000 and had been supplying leaf tobacco to ST for use in its tobacco products, pursuant to a Supply Agreement entered into in January 2000. B&W ceased manufacturing cigarettes for Star as of December 31, 2002, and ceased supplying tobacco to Star in the first half of 2003.

Under the Restated Master Agreement, B&W also agreed to restructure approximately $29 million of debt (which now is approximately $20 million) into long-term debt with no interest accruing or principal payments required until January 2005, after which interest and principal was payable over five years. The date for repayment of the loans subsequently has been extended on several occasions, most recently in the August 14, 2003 Letter Agreement. As part of the Letter Agreement, B&W agreed to extend the loan repayment schedule from 60 months to 96 months, in equal consecutive monthly installments beginning December 31, 2005. This extension applies to both principal and interest. There are also provisions in the Hard Tobacco Agreement that forgive one-half of the then-outstanding indebtedness to B&W if B&W determines that its test market of a hard tobacco product is successful, and all of the remaining debt if and when B&W introduces a hard tobacco product into distribution in retail locations in 15 states. The debt is secured by tobacco leaf inventory, the tobacco curing barns, and a first priority security interest in the Company’s intellectual property. Star and ST have guaranteed payment of the other’s obligations. Once the outstanding loan balance is reduced to $10 million, the collateral, except for the Star and ST guarantees, will be released by B&W.

Pursuant to one of the April 25, 2001 Agreements, B&W has taken over all aspects of the Advance® low-TSNA cigarette in return for royalty payments (initially 40 cents per carton which then decreases over time) on the sales of that cigarette (see “Low-TSNA cigarettes” above).

Further, pursuant to another agreement entered into on April 25, 2001 (the “Hard Tobacco Agreement”), B&W has an exclusive right (subject to Star’s own rights) to purchase and sell hard tobacco, in return for royalty payments of 50 cents per package ($5 per carton) on the sales of these products during the test market and ten-year exclusivity period, reduced by 50% subsequent to that period. Provided satisfactory test marketing is achieved, the term of the agreement is ten years, automatically renewable for seven successive ten-year periods. B&W has to pay Star its manufacturing costs for hard tobacco in addition to the royalty payments. Finally, under another agreement entered into on April 25, 2001 (the “Other Low-TSNA Tobacco Agreement”), B&W is obligated to pay royalties to Star on B&W’s purchases of StarCured™ tobacco and other low-TSNA tobacco. During 2001 and 2002, Star received approximately $1.5 million each year of royalty payments from B&W on its purchase of low-TSNA tobacco, all of which was used to reduce Star’s long-term debt to B&W. During 2003 and in the future, B&W will not be obligated to pay any further royalty for purchases of low-TSNA tobacco until a royalty rate is established with one of the other three largest tobacco manufacturers pursuant to the terms of the April 25, 2001 Agreements.

Pursuant to the Hard Tobacco Agreement, B&W began to test market a hard tobacco product, named Interval®, in Louisville, Kentucky on December 15, 2003. B&W plans to follow-up with a further, larger-scale test market later in 2004. The B&W hard tobacco product is being manufactured by Star at its manufacturing facility in Chase City, Virginia. As described above, successful marketing of Interval® could result in B&W’s forgiveness of one-half of the then-outstanding indebtedness to B&W if B&W declares as successful the test marketing of a hard tobacco product and the remainder of the indebtedness once B&W distributes a hard tobacco product in 15 states.

In the fourth quarter of 2003, Star and B&W also entered into a letter agreement which, in part, restructured and consolidated all of Star’s outstanding trade payables to B&W. Under the letter agreement, the total current trade payables due to B&W of $8,395,648 will be paid in minimum monthly payments of $250,000 beginning in January 2004 with an interest rate of prime plus 1%. The letter agreement further provided for the payment of additional amounts against the debt if Star obtains refunds from its state escrow funds and clarified the manner in which certain future payments would be made under the other Low TSNA Royalty Agreement.

On October 27, 2003, RJR and British American Tobacco PLC (“BAT”) announced the signing of a definitive agreement to combine the assets and operations of their respective U.S. tobacco businesses: RJR, B&W and Lane Ltd. (the latter two companies are wholly owned subsidiaries of BAT). The agreement provides for establishing a new publicly traded holding company, Reynolds American Inc., which will be 42% owned by BAT and 58% owned by existing RJR shareholders. As reported by the parties to the agreement, the transaction is expected to close in mid-2004, pending the necessary approvals from U.S. regulatory authorities and RJR shareholders, as well as Internal Revenue Service rulings required for the tax-free transaction. Given that Star has a variety of agreements with B&W and is engaged in patent infringement lawsuits against RJR, it is difficult to evaluate the precise impact, if any, which this merger, if consummated, may have on Star and its operations. However, the fact that B&W and RJR are establishing a new operating company could have a negative impact on the range of existing agreements which Star has entered into with B&W, including future royalties under its agreements relating to the Advance® low-TSNA cigarette, hard tobacco products, potential royalties on B&W’s purchase of StarCured™ tobacco and other low-TSNA tobacco, and the forgiveness of one-half of the then-outstanding indebtedness to B&W if B&W declares as successful the test marketing of a hard tobacco product and the remainder once B&W distributes a hard tobacco product in 15 states.

For additional information on our relationship with B&W, including more detailed information regarding the agreements described above, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “General” and “Manufacturing” under this Item 1.

Competition

ARIVA® compressed tobacco cigalett™ pieces are intended to compete with conventional cigarettes and to be used by adult smokers in situations and environments when they cannot or choose not to smoke. The primary competition for ARIVA® is expected to be from the large tobacco manufacturers that dominate the cigarette industry, as opposed to traditional competitors in the smokeless market. As discussed herein, the Company has entered into an agreement for B&W to purchase and sell a “hard tobacco” cigalett™-type product in return for the payment of royalties to Star. ARIVA® is priced competitively with cigarettes.

The Company’s primary competition for its STONEWALL Hard Snuff™ is other smokeless tobacco companies such as US Smokeless Tobacco Company and Swedish Match, because STONEWALL Hard Snuff™ is intended to compete with moist snuff tobacco products. STONEWALL Hard Snuff™ is priced at a discount to traditional moist snuff products.

In the discount cigarette segment of the market, price is one of the principal competitive factors. However, customer familiarity with brands, market accessibility and service also play a role. The Company’s primary competition for cigarettes traditionally has been from the four “majors,” that is, Philip Morris, the brands of which accounted for approximately 50% of all cigarette sales in the United States in 2003, R.J. Reynolds, B&W and Lorillard, as well as Vector Group, Ltd. (the parent company of Liggett), each of which has substantially greater financial and operating resources than the Company. The Company also encounters significant competition from several other smaller U.S. manufacturers of cigarettes, as well as importers of cigarettes manufactured in foreign countries. Many of these manufacturers and importers have substantially greater financial, manufacturing, marketing and other resources than the Company. Further, the Company has faced increased competition from foreign manufacturers who are not participating members of the MSA. Despite the requirements of the MSA, many of the newer discount competitors have not made, and it appears do not intend to make, deposits into escrow accounts required by the MSA. Due to the price-sensitive nature of the discount segment of the cigarette market, this has allowed these newer discount competitors to undercut the current discount market and unfairly compete against ST for discount cigarette sales. Although a number of states have initiated litigation against some of these companies for failure to make escrow payments on sales in those states, it is unclear whether such litigation will adequately resolve this issue.

In 2001, Vector Group, Ltd. introduced a reduced-toxin cigarette that it represents contains fewer toxins, including TSNAs, than other conventional brands. While still being sold, this brand was not successful in its market entry. Vector has also introduced a brand manufactured with genetically modified tobacco and makes similar types of claims for this product. In November 2001, B&W began an expanded test market in Indianapolis, Indiana of its version of the Advance® low-TSNA cigarette that Star and B&W jointly developed. As discussed above, the Company receives a royalty on each carton of Advance® sold by B&W. Swedish Match has worked with various varieties of tobacco under crop management environments and other methods in an effort to maintain low-TSNA levels in its smokeless products. In 2001, Swedish Match introduced a new smokeless tobacco product in the United States that claims to have reduced levels of carcinogens. U.S. Smokeless Tobacco has also been test marketing a pouch smokeless tobacco product which it claims has low levels of TSNAs.

B&W now has in its possession low-TSNA tobacco from the 1999-2003 growing seasons. Further, the United States Department of Agriculture (“USDA”) announced in 2002 that in the future it would not provide full price supports for flue-cured tobacco that is not cured in a manner to reduce or limit the levels of TSNAs in the cured tobacco leaf, and the tobacco industry earlier had announced an initiative to facilitate the production of low-TSNA flue cured tobacco. As a result, virtually all flue-cured tobacco grown in the United States in 2002 and 2003 was cured in a manner to reduce the levels of TSNAs. Star believes that, if it is successful in commercializing its unique low-TSNA tobacco products and enforcing the patents for such technology, to which it is the exclusive licensee, many of the major tobacco companies will follow its lead and may seek to sublicense the technology for producing low-TSNA tobacco.

Smoking cessation products that are approved for sale in the United States by the FDA are designed to wean the smoker from nicotine addiction over a period of time ranging from 30 days to six weeks. These products are referred to as “nicotine replacement therapies”. Some of these products are sold over the counter and others are available by prescription. Although such pharmaceutical products are not intended to be substitutes for tobacco products, the manufacturer of at least one such product apparently perceives Star’s low-TSNA smokeless products as an alleged competitor in the “When You Can’t Smoke”™ market. There are also non-tobacco cigarettes produced with fillers such as lettuce and herbs. In addition to the use of consumable products for smoking cessation or reduction purposes, medical practitioners and others have developed a variety of programs intended to assist a person in withdrawing from nicotine dependence. Treatments used include psychological counseling, hypnosis, group therapy and behavior modification techniques. There can be no assurance that in the future Star’s competitors will not succeed in developing technologies and products that are more effective than Star’s product candidates, that are less toxic than Star’s products, or that would render Star’s products obsolete or non-competitive.

Government Regulation

The manufacture and sale of cigarettes and other tobacco products are subject to extensive federal and state governmental regulation in the United States and by comparable authorities in many foreign countries. The manufacture and sale of tobacco products is regulated by the Tax and Trade Bureau (the “TTB) under authority of the Internal Revenue Code of 1986, as amended (26 U.S.C. § 5701 et seq.) and the Company has been granted manufacturing licenses from the TTB for its facilities in Chester, Chase City and Petersburg, Virginia. Also, the Federal Trade Commission (the “FTC”) regulates the warnings on tobacco product labels and the advertising of tobacco products under the Federal Cigarette Labeling and Advertising Act (15 U.S.C. §§ 1331-1341) and the Comprehensive Smokeless Tobacco Health Education Act of 1986 (15 U.S.C. §§ 4401-4408). In accordance with these statutes, the company has submitted plans for the labeling and advertising of its tobacco products that have been approved by the FTC in its role as the agency responsible for implementing these statutes. Many states also require manufacturers of tobacco products to obtain a cigarette license or a tobacco product license in order to sell tobacco products. Where required, the company has obtained the necessary state licenses to permit it to sell cigarettes and other tobacco products. States also regulate the age at which adult consumers may purchase tobacco products and the locations where tobacco products can be sold. The states over the past few years have placed increased restrictions on the purchase and use of tobacco products.

Multiple bills have been introduced in both the United States Congress and in several state legislatures during the past four years which, if enacted, would have significantly changed the United States tobacco industry. Some of these federal bills contained provisions which would provide substantial federal government funds for smoking cessation programs and products, as well as incentives to tobacco companies and others to produce less toxic or reduced-risk tobacco products under specific standards. Star is unable to predict what effect, if any, these provisions, if enacted, would have on Star’s low-TSNA tobacco curing technology or on the sale of smoking cessation products and/or potentially reduced-risk tobacco products. The Company believes, however, that any bill that requires manufacturers to reduce or disclose levels of TSNAs in tobacco or tobacco smoke in a meaningful manner would be beneficial.

During the first session of the 108th Congress, which began on January 7, 2003, two bills from the 107th Congress were reintroduced: HR 140, Congressman McIntyre’s (D, North Carolina) bill formerly known as HR 3940, and HR 245, the bill introduced by Congressman Fletcher (R, Kentucky) during the previous session as HR 5035. Both of these bills were focused primarily on a mechanism through which the tobacco quota program could be ended through payments to quota holders. They also contained some language that described a framework within the FDA that would regulate the labeling, marketing, advertising and sale of all tobacco products.

A Senate bill was drafted largely under the aegis of Senator Judd Gregg (R-NH), chair of the Senate Committee on Health Education Welfare and Pensions. That draft bill addressed itself solely to a regulatory structure within the FDA for oversight of all tobacco products. At the end of the first session in late November, none of the buyout bills had been voted on, and the Senate bill had not been formally introduced. The Company will continue to follow these legislative proposals in Congress during 2004. Star intends to provide input, support and/or recommendations that are based on our position that adult consumers have the right to fair, honest and balanced information about the tobacco products they may choose to purchase, and that tobacco products should be developed and manufactured in the least hazardous manner possible, given available technologies.

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

FDA Regulation

On March 21, 2000, in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000), the United States Supreme Court held that Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Given the decision by the Supreme Court, it is unclear whether Congress will act to grant authority to the FDA over tobacco products, although legislation that would create such authority has been introduced. However, the Company believes that in the future, reasoned FDA regulation of all tobacco products should better enable the Company to compete in its particular market niche. Over the last four years, the Company has publicly stated its position in favor of reasoned FDA regulation of all tobacco products.

In December 2001 and early 2002, three citizen petitions were filed with the FDA seeking to have ARIVA® regulated as a drug product and/or a food. Because ARIVA® is a smokeless tobacco product that is intended to provide tobacco satisfaction and is licensed as a tobacco product by the Tax and Trade Bureau, the Company asserted that the FDA lacked any statutory authority to regulate ARIVA® based on the Supreme Court decision in FDA v. Brown & Williamson. On August 29, 2003, the FDA issued a letter ruling denying the citizen petitions. In its ruling, the FDA conceded that it lacked jurisdiction over ARIVA® since it is a customarily marketed tobacco product.

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

Federal Trade Commission

The requirements for health warnings on cigarettes are governed by the Federal Cigarette Labeling and Advertising Act. Similar requirements are imposed on smokeless tobacco products under the Comprehensive Smokeless Tobacco Health Education Act of 1986. These Acts impose labeling and advertising requirements on the manufacturers, packagers and importers of cigarettes and smokeless tobacco products and require any company wishing to sell such products within the United States to submit a plan to the FTC explaining how it will comply with the warning label display requirements. Star has submitted labeling plans for its cigarette and smokeless products to the FTC in accordance with these Acts and before introducing its new products. Also, Star met with FTC staff and shared its enhanced warning labels for Advance® prior to the initiation of the test marketing of Advance® in October 2000 and the enhanced warning labels for Stonewall™ moist and dry snuff and ARIVA® hard tobacco prior to the introduction of these products in 2001.

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

State and Municipal Laws

The sale of cigarettes is subject to taxation through excise taxes in all fifty states, and smokeless tobacco is taxed in most jurisdictions. State excise taxes on cigarettes range from $.025 per pack in Virginia (a proposal to increase that rate is now before the Commonwealth’s legislature) to $1.50 per pack in New York. Several states have no excise tax on smokeless tobacco and the rates in other states vary significantly from state to state using formulas based on weight or a percentage of the wholesale price of the product. For example, the states of Alabama and North Dakota tax smokeless products at a rate of ¾ of 1 cent per ounce and 16 cents per ounce, respectively, while the states of North Carolina and Oregon impose an excise tax of 2% and 65% of wholesale cost, respectively.

Minnesota, one of the four non-MSA states in which Star increasingly has focused its sales of discount cigarettes, passed a statute which took effect on July 1, 2003, requiring distributors in the state to pay an additional $0.35 per pack fee on cigarettes purchased from manufacturers, such as Star, that have not entered into a separate settlement with the state. Because the statute impacts on all non-participating manufacturers, its impact has tended to be uniform among those manufacturers. The statute has provided an advantage to Vector, which had previously settled with the State of Minnesota and after passage of the statute reached a separate agreement on payments that it would have to make each year under its prior settlement. In Florida and Mississippi, two of the other non-MSA states, bills have been introduced in the 2004 legislative sessions that would impose an additional user fee on non-participating manufacturers at a rate of $0.50 and $0.40 per pack, respectively, on cigarettes sold by companies that have not entered into separate settlement agreements with the states. Michigan, an MSA state, in January 2004 passed a fee statute that requires the payment of a $0.35 per pack fee on cigarettes sold by non-participating manufacturers, which must be paid in advance based on an estimate of projected sales by the Department of Revenue. This fee is in addition to the requirement under the MSA that non-participating manufacturers deposit funds into escrow for each cigarette sold in an MSA state. Given the cost of making both the escrow payments and fee payments, Star has advised the Department of Revenue that it would not sell its cigarette brands in Michigan in the future. Utah, another MSA state in which Star has had virtually no sales in the past several years, also passed legislation assessing a $.35 tax on each cigarette sold by non-participating manufacturers in March 2004. Similar legislation imposing a fee on non-participating manufacturers has been introduced in California, Kentucky, Illinois, Missouri and Tennessee, and it is anticipated that other MSA states will introduce similar legislation. The impact of these new statutes in the MSA states would be expected to negatively impact on sales in these states, although as previously noted, ST has sought to focus its efforts in recent years on the sale of cigarettes in the four non-MSA states.

In addition, some states permit municipalities to impose an additional sales tax, and many municipalities do so. The state and municipal sales taxes are imposed upon wholesalers and/or retailers but not on manufacturers, and therefore the Company has no liability for such taxes. The Company is required by many states, however, to report its shipments of cigarettes to distributors/retailers located within their jurisdiction. Three states, Massachusetts, Minnesota and Texas, have adopted laws and regulations regarding the disclosure by manufacturers of certain chemical constituents in their products. Although the Massachusetts statute has been held to be unconstitutional, new legislation has been introduced in that state that would require similar types of disclosure. Star has complied and intends to continue to comply with such laws to the extent they are upheld, and believes both the Company and its customers will benefit from such disclosure. Also, New York has adopted a statute and regulations relating to fire safety standards for cigarettes sold in that state. The regulation becomes effective on June 28, 2004 and cigarettes that are not certified as meeting the criteria of the regulations will not be permitted to be sold in New York after that date. Because of the Company’s emphasis on the sale of cigarette in the four non-MSA states, the Company does not intend to become certified under this statute and regulatory scheme. Fire safety legislation similar to that adopted in New York has been introduced in 2004 in New Jersey and at least one other state is considering similar legislation.

Tobacco Master Settlement Agreement

In November 1998, 46 states, the District of Columbia (the “Settling States”) and several U.S. territories entered into the tobacco Master Settlement Agreement (the “MSA” or “Master Settlement Agreement”) to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company is required to satisfy certain escrow obligations under statutes that the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called “level playing field” statutes, or “qualifying statutes”, require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such non-participating tobacco manufacturers. Under these statutes the Company is obligated to escrow certain defined amounts for sales of cigarettes occurring in the prior year in each such state. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. In 2002, the inflation adjustment was 12.97% and the total amount required to be escrowed was $3.08 per carton. The base amount for 2003 through 2006 is $3.35 per carton, as adjusted for inflation. Specifically for 2003, the amount will be $3.89 per carton. The base amount for 2007 and thereafter, is $3.77 per carton, as adjusted for inflation. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the Settling States. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has been required to make additional escrow deposits related to sales of the Company’s cigarettes subsequently made by the Company’s direct customers in other states (“indirect sales”). All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits. Star’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

On June 18, 2003, the Company and all of the MSA states executed a comprehensive settlement agreement under which Star remains a non-participating manufacturer under the MSA and which resolved all issues as to the funding of the escrow accounts for the period 1999-2002. Under the Settlement Agreement, Star accepted responsibility for cigarettes manufactured during this period at its Petersburg, Virginia facility only. B&W entered into a separate settlement agreement with the MSA states under which it agreed to make MSA payments based on the cigarettes that it contract manufactured for Star during the period 1999-2002. As a result of the settlement, Star’s total escrow obligation for the period 1999–2002 is $27,023,244, based on the number of cigarettes produced at its Petersburg, Virginia, facility and later sold in MSA states. Because Star previously deposited funds into escrow based both on product it manufactured and product contract manufactured by B&W that was sold in the MSA states, Star had a substantial excess amount in escrow (the percentage of total Star brand cigarettes manufactured at the Petersburg, Virginia facility was 84.32% in 1999, 42.79% in 2000, 35.42% in 2001 and 29.64% in 2002). This excess escrow amount ($9,834,875) was paid by Star to B&W as part of its separate settlement with the MSA states. This approximately $9.8 million was expensed by Star during the second quarter of 2003.

Star currently has approximately $27.0 million in escrow. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA. For 2003, and thereafter, Star will be responsible for making escrow payments on all Star cigarettes sold in any MSA state, regardless of where such products are manufactured. The MSA escrow deposit for 2003 sales is due on or before April 15, 2004. Star’s sales of cigarette decreased approximately 30% from 2.9 billion units in 2002 to 2.0 billion units in 2003 and the Company has sought to focus its sales in the four non-MSA states where it is not obligated to make escrow payments. Also, the Company has sought to reduce sales from non-MSA states to MSA states by seeking to have distributors pay a differential reflecting the difference between the Company’s sale price in MSA and non-MSA states. Notwithstanding these facts, a portion of Star’s sales have continued to be to customers in MSA states and, based on its past experience, it anticipates that it will have escrow obligations for indirect sales made by the Company’s direct customers. Star is currently seeking to determine the extent of its 2003 escrow obligation, but expects that this obligation will be approximately $7-8 million, based on information which the Company has on direct sales, and given the level of indirect sales by its customers to MSA states in prior years.

In addition to the “level playing field” statutes, most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow, since the states generally prohibit the sales of cigarettes by companies that are not certified as being MSA-compliant. Also, a number of states recently have amended their qualifying statutes to limit the extent to which escrow payments for a particular year could be capped and to allow regulations that would require escrow payments to be made quarterly or on some other intermittent schedule. The requirement for quarterly payments would exacerbate the impact of the MSA escrow obligations on the Company’s liquidity and the elimination of the caps on payments would increase the amounts required to be deposited into escrow by requiring a payment on each cigarette sold, regardless of the state’s proportionate receipt of MSA settlement funds. As initially drafted, the state qualifying statutes permitted a non-participating manufacturer to obtain a refund on escrow payments once those payments equal the amount that an MSA state would have received from that non-participating manufacturer under the allocation formula in the MSA (which is based on the state population as a percentage of the overall US population). Depending on the number of cigarettes sold in a particular state, the difference between the capped amount and the amount calculated on a per cigarette basis could be material.

On December 15, 2000 and June 12, 2001, the Company filed lawsuits in the United States District Courts for the Eastern District of Virginia and the Southern District of Indiana, respectively, challenging the MSA and the qualifying statutes on a number of constitutional bases. On March 26, 2001, the District Court for the Eastern District of Virginia dismissed the Company’s complaint, but in its opinion, the court did note that Star “must now suffer as a result of the bad faith of previous market entrants.” The court further noted that Star “has never been accused of the fraudulent, collusive and intentionally dishonest activities of the Big Four,” “was not even in existence during the bulk of the time that these activities were occurring,” and has taken “every step to provide complete disclosure about the harmful nature of its products.” The court also stated that the “financial burden on Star and others like it may hamper efforts to develop new tobacco technologies.” The Company promptly appealed the court’s ruling. On appeal, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court and on October 7, 2002, the Supreme

Court denied the Company’s Petition for a Writ of Certiorari filed with the Supreme Court on May 20, 2002. The action by the Supreme Court effectively ends the Company’s constitutional challenge to the MSA. Based on the Supreme Court denial of the Company’s petition for a writ of certiorari, the Company dismissed its Indiana lawsuit.

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

Research and Development

In the mid-1990’s, Star commenced research and development activities based upon newly conceived technology for the processing of tobacco so as to substantially prevent the formation of TSNAs in cured tobacco. This technology is under exclusive license from Regent Court, a company in which Jonnie R. Williams, the technology’s inventor and the Company’s founder and current Chief Executive Officer and largest stockholder, is part owner. (See “Patents, Trademarks and Licenses.”) TSNAs are generally recognized by certain health researchers and respected scientists to be among the most potent and abundant carcinogens in tobacco and tobacco smoke. Star’s research and development activities have focused on: (1) perfecting and testing methods for processing very low-TSNA tobacco; (2) developing products that incorporate Star’s specially processed tobacco, including products for the smoked and smokeless tobacco markets; (3) establishing a patent position; and (4) developing relationships with tobacco farmers, as well as the tobacco industry, with a view to the commercialization of Star’s processes through licensing and royalty arrangements, among other vehicles, to generate income for the Company. Star’s research and development efforts culminated in the development of various aspects of the process for producing very low-TSNA tobacco and tobacco products, with respect to which Star has exclusive rights to patents as well as patent applications that are pending (See “Patents, Trademarks and Licenses,” particularly “License Agreement with Regent Court”, beginning on page 19.) As early as 2000, Star convened a Scientific Advisory Board of highly regarded physicians, scientists, researchers and public health experts to provide it with counsel on how best to proceed in a variety of scientific and research-oriented areas. In 2003, 2002, 2001 and 2000, the Company spent approximately $0.7 million, $1.0 million, $4.1 million and $1.7 million, respectively, on its research and development activities. While the Company, as part of its recent cost-cutting efforts, has deferred certain research projects, it hopes to renew those efforts in 2004, subject to the availability of funds, and is continuing to explore other alternatives for completing the type of research described above, including teaming with other companies to conduct such research.

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

The StarCured™ technology is applicable to Virginia flue-cured tobacco and, Star believes, to burley tobacco, and most likely to other varieties of tobacco on a broad-scale commercial basis. Star’s curing process essentially arrests or eliminates microbial activity that normally occurs during curing, thereby preventing the formation of TSNAs. The StarCured™ curing technology does not, however, alter or affect taste, color or the nicotine content of tobacco. Star makes no claim or representation that the StarCured™ tobacco curing process precludes the formation of any harmful chemical constituents in tobacco and/or tobacco smoke other than TSNAs. Additionally, Star makes no claim that the elimination of TSNAs reduces the risk of disease. Star has been careful not to make any health claims, directly or indirectly, because there is not yet clinical evidence to show that a reduction in these specific carcinogens in tobacco will translate into reduced health risk.

The technology for producing low-TSNA tobacco has been licensed to the Company in an agreement that grants to the Company exclusive worldwide rights with a right of sublicense. (See “Patents, Trademarks and Licenses.”) It is the Company’s objective to achieve widespread acceptance of this tobacco curing technology as a standard for the manufacture of less toxic and potentially less harmful tobacco products and, in the future, as a basis for the use of very low-TSNA tobacco in the production of smoking cessation products.

Star conducted a pilot program during the 1998 U.S. tobacco harvest season (July through October). The purposes of this program were: (1) to continue to test and perfect Star’s curing processes in quantities and under conditions which would serve as a model for future operations; (2) to test-custom designed equipment; (3) to provide processed tobacco to major manufacturers in quantities for testing and test market purposes; and (4) to demonstrate the commercial feasibility of adoption of Star’s processes for widespread use in the production of tobacco products. The program was operated from the Company’s facility in Chase City, Virginia.

The Company’s commercial use of the StarCured technology, including its role in the development of the Company’s smokeless tobacco products and Advance® low-TSNA cigarettes, is discussed in detail throughout this Item 1, including under “General”, “Segments and Products”, “Purchasing” and “Manufacturing”, above.

Prior Development of CigRx™

In 1997 Star submitted a cigarette product that it called “CigRx™” to the FDA as a pharmaceutical product. The objective was to offer a product to help patients, who relapse after a trial of smoking cessation, to prepare for another cessation attempt while reducing exposure to TSNAs. At this time, Star is not aware of any other company submitting a tobacco product for FDA clearance. However, Star’s strategy has since changed, and it has advised the agency that it will not seek FDA approval for CigRx™. A Phase I study, under an FDA-reviewed protocol, was completed at the Virginia Commonwealth University under the direction of Professor William Barr, Director of the Center for Drug Studies. The study, involving male and female subjects, was a cross-over study designed to test in vivo elimination or reduction of TSNAs following the smoking of CigRx™ cigarettes compared to the subjects’ normally used cigarettes. These test cigarettes were made entirely from flue-cured Virginia tobacco with no added flavorings. The average total TSNA levels in the tobacco itself at the time of testing were about 100 parts per billion, as compared to more than 3,000 parts per billion in popular brands. As measured by the current FTC method, the CigRx™ cigarettes used in the study delivered substantially less carbon monoxide (4.8 milligrams versus 12.2 milligrams) and about half as much tar (7.0 milligrams versus 14.0 milligrams) compared to an average of the best selling full- flavored cigarettes. The study contrasted Star’s product with conventional brands in terms of breath levels of carbon monoxide, blood levels of nicotine, and urinary levels of TSNAs. On the CigRx™ product, blood nicotine levels were somewhat higher and carbon monoxide was substantially lower. Urinary levels of TSNA (as measured by NNAL) were analyzed by the American Health Foundation (now called the Institute for Cancer Prevention). The average levels of NNAL and its metabolite after nine days on the CigRx™ product were reduced substantially, consistent with published data showing that TSNAs leave the body over 90 to 120 days in an initial rapid phase and then in a slower phase during this period. The results of this study were significant in demonstrating that reductions of TSNA levels in tobacco resulted in reduced levels of TSNAs in the human body when study subjects smoked cigarettes containing tobacco with reduced levels of TSNAs.

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

The Company believes that it has conducted its business in a manner that decreases the risk of liability in a lawsuit of the type described above because the Company:

•	has attempted to consistently present to the public the most current information regarding the health risks of long-term smoking and tobacco use generally;

•	has always acknowledged the addictive nature of nicotine;

•	has never targeted adolescent or young persons as customers;

•	has not advertised its cigarette products to consumers except for point-of-sale materials;

•	has conducted research on the chemical or other constituents of its products only in the course of efforts to reduce the delivery of toxins;

•	has stated unequivocally that smoking involves a range of serious health risks, is addictive, and that smoked cigarettes products can never be produced in a “safe” fashion; and

•	did not produce its own brands of cigarettes until late 1994/early 1995, and the volume of sales has not been substantial in relation to the volume generated by the larger manufacturers.

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

Patents, Trademarks and Licenses

License Agreement with Regent Court

The Company is the licensee under a license agreement (the “License Agreement”) with Regent Court, of which Jonnie R. Williams, the Company’s founder and Chief Executive Officer and Francis E. O’Donnell, Jr., M.D., the beneficiary of the O’Donnell Trust, which is the Company’s largest shareholder, after Mr. Williams, are the owners. The License Agreement provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to the Company, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor’s patent rights and know-how relating to the processes for curing tobacco so as to prevent the formation of TSNAs, and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereafter developed. This license includes inventions of Regent Court and its affiliates during the term of the License Agreement relating to the production, treatment or curing of tobacco, or a method of manufacturing a product containing tobacco, and of extracting one or more substances from tobacco for the purpose of incorporating such substance or substances in a product or products. Absent a material breach of the License Agreement, the Agreement will continue until the expiration of the last of the applicable patents, which includes ten current patents and any additional patents issued to Regent Court during the term of the License Agreement. Generally, patents have a term of twenty years from the initial date of filing of a patent application. As of the date of this filing, the latest expiration date of a patent subject to the License Agreement is May 6, 2021.

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

Patents and Proprietary Rights

Under the License Agreement, the Company has exclusive rights to the issued patents listed below, which are the only U.S. patents issued to Regent Court and related pending patent applications. The issued and pending patents cover the current technology for substantially preventing the formation of TSNAs in tobacco. Corresponding patent filings have been initiated in numerous foreign countries. There can be no assurance that patents will issue from any of the pending applications, that claims that may be allowed thereunder will be sufficient to protect the intellectual property owned or licensed by the Company, or that the Company or Regent Court has or will develop or obtain the rights to any additional products or processes that are patentable. In addition, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

The following is a summary of the U.S. patents to which the Company has rights under the license from Regent Court:

Patent Number	Date of Issue	Description	Expiration Date
U.S. Patent No. 5,803,081	09/08/1998	Method of Treating Tobacco with microwave radiation to prevent formation of nitrosamines	06/28/2016

U.S. Patent No. 5,845,647	12/08/1998	Tobacco products improved by the use of propolis.	06/28/2016

U.S. Patent No. 6,135,121 (Reissued as RE 38,123 E)	10/24/2000	Tobacco Products Having Reduced Nitrosamine Content	06/28/2016

U.S. Patent No. 6,202,649	03/20/2001	Method Of Preventing Nitrosamine Formation by Treating Tobacco in Controlled Environment	12/02/2016

U.S. Patent No. 6,311,695 B1	11/06/2001	Method Of Treating Tobacco With High Frequency Energy to Prevent Nitrosamine Formation	06/28/2016

U.S. Patent No. 6,338,348 B1	01/15/2002	Method Of Treating Tobacco With Microwave Energy to Prevent Nitrosamine Formation	06/28/2016

U.S. Patent No. 6,350,479 B1	02/26/2002	Method of Administering Alcohol Extracts Of Tobacco	06/04/2019

U.S. Patent No. 6,425,401	07/30/2002	Method Of Preventing Nitrosamine Formation By Treating Tobacco in Controlled Environment	12/02/2016

U.S. Patent No. 6,569,470 B2	05/27/2003	Method of Administering Alcohol Extracts of Tobacco	06/04/2019

U.S. Patent No. 6,668,839 B2	12/30/2003	Smokeless Tobacco Products Made from Powdered Tobacco	05/06/2021

The Company believes that it is the world leader in curing technology that consistently produces very low-TSNA tobacco.

Employees and Consultants

As of December 31, 2003, the Company employed approximately 199 full-time employees compared to 190 as of December 31, 2002. The net gain resulted from the hiring of additional sales personnel and manufacturing personnel at the Company’s Petersburg, Virginia manufacturing facility. This increase in manufacturing personnel was due to the addition of a second shift for manufacturing in Petersburg, Virginia, once the manufacturing agreement with B&W was terminated as of January 1, 2003.

From time to time, the Company engages temporary personnel to augment its regular employee staff. Further, the Company utilizes the services of consultants, scientific and technical experts and independent contractors to provide key functions in the scientific, medical, public health care, compliance, technological, legal, communications, financial and related areas. The use of such outside providers enables the Company to secure unique expertise in a wide variety of areas that it might otherwise not be in a position to secure or which it would otherwise be required to secure through the hiring of many additional Company-employed personnel at potentially greater cost to the Company. Substantially all of the Company’s research and development efforts have been, and are expected to continue to be, conducted pursuant to contractual arrangements with universities, scientific, medical and public health consultants and independent investigators and research organizations.

Additional Information

The Company’s website is www.starscientific.com. The Company makes its periodic annual report on Form 10-K and quarterly reports on Form 10-Q and current (Form 8-K) reports available, free of charge, on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Factors That May Affect Future Results

The Company’s business has been operating at a loss for the last four out of five quarters and continues to use more cash than is being generated from operations; absent improving results of operations, we will need to raise additional capital to meet working capital and MSA escrow obligations in 2005

The Company has been operating at a loss for the past four out of five quarters and has a working capital deficit of approximately $8.9 million. In addition, the Company is required to make annual MSA escrow payments that are not accounted for in working capital. The Company expects this year’s total escrow deposits (which are due in April 2004 for 2003 sales) to be approximately $7-8 million. The Company recently issued $9 million of convertible debentures and warrants to Manchester Securities, and has obtained a commitment for a total of $10.0 million of working capital funding from its CEO, Jonnie R. Williams

(of which approximately $4.5 million has already been advanced to the Company as of March 25, 2004). Further, Mr. Williams has pledged to provide such funds as may be necessary to the Company to cover cash flow shortfalls in 2004 and through March 31, 2005.

While the Company’s liquidity needs for the next 12-24 months are difficult to predict, the Company has already raised capital in early 2004 and may need to raise additional capital from outside sources beyond those amounts described above after March 2005. The Company’s ability to raise additional capital through additional debt is subject to significant restrictions under the Manchester Securities agreements, including outright prohibitions on raising funds through additional secured debt or other debt that is not subordinated to the debentures. While the primary source of funding through March 2005 is Mr. William’s pledge to fund operating deficits, if the Company elects to raise equity, Manchester Securities would have its conversion option reset to the extent the issuance price for the equity was below its present conversion price.

The ability of the Company to operate at a profit and generate positive cash flow from operations over the long term is largely dependent upon the success in improving the results of its cigarette operations, its litigation with RJR, its successful marketing of the Company’s smokeless products, including B&W’s marketing of Interval(R) or potentially similar arrangements with other third parties. The likelihood of the Company successfully rebuilding its discount cigarette business, concluding its litigation with RJR, and/or successfully marketing its smokeless products in the near future is difficult to predict. While management believes that its sales plan and cost cutting measures will be successful, failure to return to profitability during 2004 would likely require that the Company seek additional sources of equity funding after March 2005, given the fact there exist significant limitations for raising debt. This would result in significant dilution to the existing shareholders. Also, there can be no guarantee that the Company will be able to obtain sufficient capital from sources other than Mr. Williams, or that, if it can raise the capital, the terms would be acceptable to the Company. Failure to improve operations or obtain additional capital could result in the Company not being able to meet its working capital obligations after March 2005 which would have a substantial adverse effect on the Company’s financial condition, results of operations and prospects.

The Company has substantial obligations under the transactions entered into with Manchester Securities

Under the recently completed transaction with Manchester Securities, the Company obtained $9 million of funding by issuing convertible debentures and warrants. Failure by the Company to comply with its obligations under the Manchester Securities agreements would entitle Manchester Securities to remedies, including additional interest and redemption rights, for which the Company may not have sufficient resources to pay or, in the event Manchester Securities converts its debentures into common stock, which would significantly increase the dilution to existing stockholders.

As described in more detail in “Liquidity and Capital Resources” under Item 7, the Manchester Securities agreements include a number of provisions that would result in default interest rates and redemption rights. If the Company fails to comply with its obligations under the Registration Rights Agreement, it could incur additional fees of 1% of the principal, or currently $90,000, per month. In the case of other defaults, the interest rate could increase from 8% to 12% per annum. In such events, Manchester Securities would be entitled to accelerate the debentures, in which case the Company would have to pay 110% of the outstanding principal plus accrued and unpaid interest. Furthermore, in the event of certain defaults related to the conversion of the debentures into common stock and the resale of the underlying shares, the Company would be obligated to pay Manchester Securities the higher of the 110% amount described in the preceding sentence and the value (based on a 20-day trailing average) of the shares of common stock into which the debentures would then be convertible.

Manchester Securities has additional redemption rights if (i) the Company incurs operating losses of greater than $2 million in the aggregate for any two consecutive fiscal quarters beginning with the two quarters ending September 30, 2004 or (ii) the Company’s recovery under a settlement or final judgment in the RJR litigation is less than $50 million.

The occurrence of any of these defaults would either (i) require the Company to obtain capital that it may not be able to raise or (ii) significantly increase the dilution to existing shareholders upon conversion of the debentures.

The anticipated merger between RJR, B&W and Lane Ltd. may impact negatively upon the Company

On October 27, 2003, RJR and British American Tobacco PLC (“BAT”) announced the signing of a definitive agreement to combine the assets and operations of their respective U.S. tobacco businesses: RJR, B&W and Lane Ltd. (the latter two companies are wholly owned subsidiaries of BAT). The agreement provides for establishing a new publicly traded holding company, Reynolds American Inc., which will be 42% owned by BAT and 58% owned by existing RJR shareholders. As reported by the parties to the agreement, the transaction is expected to close in mid-2004, pending the necessary approvals from U.S. regulatory authorities and RJR shareholders, as well as Internal Revenue Service rulings required for the tax-free transaction. Given that Star has a variety of agreements with B&W and is engaged in patent infringement lawsuits against RJR, it is difficult to evaluate the precise impact, if any, which this merger, if consummated, may have on Star and its operations. However, the fact that B&W and RJR are establishing a new operating company could have a negative impact on the range of existing agreements which Star has entered into with B&W, including future royalties under its agreements relating to the Advance® low-TSNA cigarette, hard tobacco products potential royalties on B&W’s purchase of StarCured™ tobacco and other low-TSNA tobacco, and the forgiveness of one-half of the then-outstanding indebtedness to B&W if B&W declares as successful the test marketing of a hard tobacco product and the remainder once B&W distributes a hard tobacco product in 15 states.

Our current arrangements with B&W may not be extended

Under the April 25, 2001 Agreements, B&W agreed to purchase at least 15 million pounds of StarCured™ tobacco annually through 2003 and has the right to purchase additional tobacco in later years. In 2003, B&W made tobacco purchases directly from the Company’s participating StarCured™ farmers and has advised the Company that it will not purchase any tobacco during 2004. B&W’s decision not to purchase tobacco that has been cured using the StarCured™ tobacco curing process could materially and adversely affect our relationship with participating StarCured™ farmers and the production of StarCured™ tobacco. Additionally, we currently have other business relationships with B&W. B&W has: (1) loaned us a total of $29 million, which was primarily used to purchase specially manufactured curing barns, and (2) entered into licensing and royalty agreements relating to the sales of Advance®, the purchase of StarCured™ tobacco and other low-TSNA tobacco, and the manufacture and sales of hard tobacco. The termination of any of these agreements or the failure of B&W to pursue its rights under these agreements, could materially and adversely affect our business operations.

We may not be able to generate sufficient revenue

A substantial majority of our revenues in 2000-2003 were derived from sales of ST’s four brands of discount cigarettes. However, our cigarette sales have been decreasing in each of the last three years and decreased 30% to 2.0 billion units in 2003 from 2.9 billion units in 2002. We have taken a number of steps to reenergize our cigarette business, and while management believes they will be successful, there are no assurances that we will be able to increase or maintain our sales of cigarettes.

The Company has previously announced its plan to concentrate its long-term efforts on its very low-TSNA smokeless tobacco products that were introduced beginning in the fall of 2001, and by the receipt of royalty fees from B&W for the sale of Advance® cigarettes and hard tobacco products and by licensing its patented technology for producing low-TSNA tobacco to B&W and others. However, to date these royalties and sales of our smokeless tobacco products have been de minimis. If the Company is not successful in its efforts to offer very low-TSNA smokeless tobacco products as adult alternatives to cigarettes and other smokeless products or generate revenue through the technology to which we are the exclusive licensee, we will not have sufficient sales of other products to offset declining cigarettes revenues, which would adversely affect our sales volumes, operating income and cash flows, as well as our ability to pay our debts. As described in the next paragraph and in “Segments and Products – Smokeless Tobacco Products” under Item 1, sales of the Company’s smokeless tobacco products have been slower than expected and there is no assurance that the Company will be able to adequately augment the revenue currently derived principally from cigarette sales.

While significant revenues were generated from 2000-2002 by the sales of StarCured™ processed leaf tobacco, there was no net cash benefit from tobacco sales to B&W. In 2003, B&W purchased StarCured™ tobacco directly from participating StarCured™ farmers and the Company does not anticipate purchasing any tobacco leaf in 2004, so that no revenue will be guaranteed from this aspect of our operations this year.

In 2001 and 2002, Star received royalty income on B&W’s purchase of other low-TSNA tobacco under its licensing agreement with B&W. These royalty payments which totaled $1.5 million in each of 2001 and 2002 were applied to reduce Star’s outstanding principal owed to B&W. Star will not receive future royalty payments from B&W on its purchases of tobacco until the Company establishes a royalty rate for low-TSNA tobacco with one of the other major tobacco companies, such as RJR.

The market may not accept our smokeless tobacco products

Beginning in September 2001, the Company introduced three new smokeless tobacco products, Stonewall™ moist and dry snuffs and ARIVA® hard tobacco cigalett™ pieces. Beginning in the second quarter of 2003, we began a commercial test market of a new, non-fermented spit-free™ “hard tobacco” product for moist snuff users, called STONEWALL Hard Snuff™. The Company initially test marketed STONEWALL Hard Snuff™ in approximately 80 stores in the Richmond, Virginia area and, beginning late in the third quarter of 2003, expanded its commercial distribution into the four non-MSA states and other locations where the Company can support the product with assistance from its existing sales force. By the end of 2003, STONEWALL Hard Snuff™ was available in approximately 4,000 locations that have significant sales of smokeless tobacco products. Given the introduction of STONEWALL Hard Snuff™, the Company does not anticipate manufacturing Stonewall™ moist snuff in the future.

To date, sales of our smokeless products have been slower than expected, in part, we believe, due to the lack of consumer awareness of those products, particularly ARIVA® and STONEWALL Hard Snuff™. (See discussion of “Smokeless Tobacco

Products” under “Segments and Products” above). It is not certain whether the Company’s very low-TSNA smokeless tobacco products will be accepted by the markets in sufficient volume to support our operations. Adult tobacco users may decide not to purchase our products due to taste or other preferences or due to the extensive health warnings contained on the packaging for the Company’s products. The Company’s efforts to successfully market ARIVA® and STONEWALL Hard Snuff™ will require the expenditure of substantial funds, which the Company will need to obtain from external financing, the availability of which cannot be assured, and ultimately these products may not be accepted in the national marketplace.

We are dependent on the domestic tobacco business

All of our revenue for discount cigarette sales during 2000-2003 was derived from sales in the United States. The U.S. cigarette business has been contracting in recent years and pricing pressures in the discount cigarette business have been increasing. As the U.S. cigarette market continues to contract, this trend could adversely affect our sales volumes, operating income and cash flows. The market for smokeless products is much smaller than the market for smoked tobacco products, and all of the revenue for smokeless tobacco product sales during 2000-2002 were derived from sales in the United States, except for de minimis amounts of ARIVA® sold in Bermuda and Turkey during 2003.

Competition from other tobacco companies could adversely affect us

The tobacco industry is highly competitive. Our primary competition for conventional cigarettes has been the “major” cigarette manufacturers, each of which has substantially greater financial and operating resources than we do. We have encountered significant competition from several other smaller U.S. manufacturers of cigarettes, as well as importers of cigarettes manufactured in foreign countries. Many of these manufacturers and importers have substantially greater financial, manufacturing, marketing and other resources than we do. Our smokeless tobacco products, Stonewall™ moist and dry snuffs, and STONEWALL Hard Snuff™ compete with major smokeless manufacturers, and in the case of ARIVA®, with traditional cigarette manufacturers, because ARIVA® is positioned as an alternative to cigarettes in situations where adult cigarette users cannot or choose not to smoke. Those companies generally have substantially greater financial and operating resources than we do. Also, these companies have a more established presence in the smokeless tobacco industry than we do. Approximately 99% of all flue-cured tobacco grown in the U.S. as of 2002 was cured in a manner to reduce the levels of TSNAs. At least one other tobacco company has begun to incorporate low-TSNA tobacco into its cigarettes products and others have begun to purchase low-TSNA tobacco and are expected to incorporate that tobacco in their products. If competitors produce low-TSNA tobacco that does not infringe on the technology to which we are the exclusive licensee or develop other less toxic tobacco products that can compete with our low-TSNA products, this could adversely affect our operating income and cash flows.

The tobacco industry is subject to substantial and increasing regulation and taxation

Various federal, state and local laws limit the advertising, sale and use of cigarettes and smokeless tobacco products, and these laws have proliferated in recent years. If this trend continues, it may have material and adverse effects on our sales volumes, operating income and cash flows. In addition, cigarettes and smokeless tobacco products are subject to substantial and increasing excise taxes. The federal excise tax on cigarettes rose from $.34 per pack in 2000 to $.39 per pack in 2002. The federal excise tax on smokeless tobacco products is substantially lower ($0.585 per pound). A number of states have recently considered an increase in state excise taxes on smokeless tobacco products. While several states have no excise tax on smokeless products, tax rates in other states vary considerably. For example, the states of Alabama and North Dakota tax smokeless products at a rate of ¾ of 1 cent per ounce and 16 cents per ounce, respectively, while the states of North Carolina and Oregon impose an excise tax of 2% and 65% of wholesale cost, respectively. Present state excise taxes for cigarettes range from $.025 per pack in Virginia (a proposal to increase that rate is now before the Commonwealth’s legislature) to $1.50 per pack in New York. Increased excise taxes may result in declines in overall sales volume. This result could adversely affect our operating income and cash flows. In addition, several states have imposed additional fees on cigarettes sold by manufacturers who are not signatories to the MSA or who have not previously entered into settlements with the non-MSA states. Such additional fees could adversely impact on our sales volumes and cash flows.

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

We have substantial obligations under state laws adopted under the Master Settlement Agreement

We have an obligation to place in escrow accounts an amount equal to $1.88 per carton for 1999, $2.09 in 2000, $2.72 in 2001-2002, $3.35 in 2003-2006 and $3.77 thereafter, for sales of cigarettes occurring in the prior year in each MSA Settling State. An inflation adjustment is also added to these deposits at the higher of 3% or the Consumer Price Index each year. For sales in 2003, the total escrow cost per carton is $3.89. The failure to place such required amounts into escrow could result in severe penalties to us and potential restrictions on our ability to sell tobacco products within particular states. Because of this escrow requirement, a substantial portion of our net income from operations has been unavailable for our use and the amount required to be placed in escrow for each carton sold may exceed the net cash flow generated by each carton sold. As a result, we have experienced negative cash flows from operations, which, among other things, has affected our ability to apply the capital generated from our present cigarette sales to the further scientific development of less toxic and potentially less hazardous tobacco products and to the growth of our business. In addition, the escrow obligations will impede our ability to distribute dividends to our stockholders.

We have tried to mitigate the costs of the MSA by focusing our field sales force and by seeking to increase market share in states that were not participants in the MSA, among other approaches. The MSA States have taken the position that the Company is responsible to escrow funds for any sales in MSA States whether made by ST directly or by a third party to whom ST has sold product. As a result of the settlement reached with the MSA States in June 2003, the Company is in full compliance for escrow for sales during the period 1999-2002 and currently has approximately $27 million in escrow. However, the Company will be required to deposit escrow for both direct and indirect sales in 2003 by April 15, 2004. The Company expects that these amounts will be approximately $7-8 million based on information which the Company has on direct sales, and given the level of indirect sales by its customers to MSA states in prior years. If the Company fails to deposit the required escrow, it will be subject to substantial penalties.

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

The IRS may determine that a portion of the $13.9 million in income tax refunds that we have received must be returned.

The Company has recently been notified that its 2001 federal income tax return has been selected for examination by the Internal Revenue Service. No action has currently taken place with regard to this audit. Except for the item discussed below, the impact of the IRS examination on the Company’s financial condition, results of operations and cash flow, if any, cannot be ascertained at this time.

During 2002, the Company submitted to the IRS a request for a Private Letter Ruling asking that the IRS rule on the deductibility of funds placed in escrow under the MSA. The Company has taken the position on its 2001 and later federal and state income tax returns that the payment to the escrow account under the terms of the MSA is a current expense. Additionally, the Company filed claims for refunds of taxes paid in prior years based upon the deductibility of these escrow payments. During 2002 and 2003, the Company received a total of $12.6 million in federal and state refunds relating to such claims. During the first quarter of 2004, the Company received an additional $1.3 million in state refunds relating to such claims.

A conference with the Internal Revenue Service is to be scheduled in an effort to resolve this matter. If the IRS determines that it will not grant the Company’s ruling request, the Company anticipates that it will withdraw the request. Further, if upon examination, the IRS rules against the Company with respect to the claimed deductions, the Company expects that it will challenge any such determination through the Appeals process up to and including the US Tax Court to seek a final determination with respect to this issue. While the Company believes that its position is reasonable and supported by the statute and IRS Regulations, the outcome of these proceedings cannot be predicted. Ultimate resolution of this matter, should the IRS rule adversely, is not anticipated until late 2005, at the earliest.

If it is ultimately determined that the Company’s treatment of the payments into escrow is not a current deduction for tax purposes, then the Company may be liable for additional tax of approximately $4.8 million for the years previously refunded to the Company as a result of its carryback claims. In addition to the tax that would be due, the Company would be subject to interest and possibly to certain penalties.

Lawsuits may affect our profitability; we have limited insurance coverage

We are not, nor have we ever been, named as a defendant in any legal proceedings involving claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects relating to the use of our tobacco products. While we believe that the risk of being named a defendant in such a lawsuit is relatively low, we may be named as a defendant in the future as there has been a noteworthy increase in the number of these cases pending. Punitive damages, often in amounts ranging into the hundreds of millions, or even billions of dollars, are specifically pleaded in a number of these cases in addition to compensatory and other damages. We maintain product liability insurance only with respect to claims that tobacco products manufactured by or for us contain any foreign object, i.e. any object that is not intended to be included in the manufactured product. Such insurance does not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that such insurance currently can be obtained. Accordingly, our inclusion in any of these actions or any future action could have a material and adverse effect on our financial condition. In addition, beginning in 2001, we embarked on the test market and distribution of new smokeless tobacco products. To the extent the sale and distribution of such products results in any health-related claims, such claims could have a material and adverse effect on our financial condition.

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

We may not be successful in protecting our intellectual property rights

Our success in commercially exploiting our licensed tobacco curing technology and low-TSNA smokeless tobacco products depends in large part on our ability to defend issued patents, to obtain further patent protection for the technology in the United States and other jurisdictions, and to operate without infringing upon the patents and proprietary rights of others. Additionally, we must be able to obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the United States and in foreign countries.

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

Litigation, which could result in substantial cost, may also be necessary to enforce any patents to which we have rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights which may affect our rights. There are always risks in any litigation. U.S. patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. We may also have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of an invention, which could result in substantial cost. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material and adverse effect on our business and prospects. (See the discussion of the RJR and Philip Morris litigation in “Legal Proceedings”.)

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

The Company’s success depends in large part on its ability to attract and retain, on a continuing basis, consulting services from highly qualified scientific, technical, management, financial and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain the personnel necessary for the development and operation of its business or that given the losses that the Company has suffered over the last four out of five quarters that it will have the financial ability to do so. The loss of the services of its key personnel or the termination of its contracts with independent scientific and medical investigators could have a material and adverse effect on the Company’s business.

Management and significant stockholders can exercise influence over the Company

Based upon stock ownership as of March 1, 2004, our executive officers, directors and their associates, own an aggregate of approximately 35.8% of our outstanding shares. As a result, these persons acting together may have the ability to control matters submitted to our stockholders for approval and to control the management and affairs of the Company. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, impede a merger, consolidation, or takeover or other business combination, or discourage a potential acquirer from attempting to obtain control. This concentration of control could also have a negative effect on the market price of our shares.

Our research & development efforts may not result in commercially viable products and may continue to be curtailed by our lack of available research funds

In 2003, 2002 and 2001, the Company spent approximately $0.7 million, $1.0 million and $4.1 million, respectively, on its research and development activities. In 2003, our research and development efforts were limited, in part, by our lack of available cash flow necessary to support our research agenda relating to the development of low-TSNA smokeless tobacco products and the demonstration that a reduction in key toxins correlates to a reduction in health risk. The Company hopes to renew its research and development efforts in 2004, subject to the availability of funds. However, such research may not result in new products reaching the market, or in any improvements to our current products. This could occur for a number of reasons, including if potential new products:

•	fail to receive any necessary regulatory approvals on a timely basis or at all;

•	are precluded from commercialization by proprietary rights of third parties; or

•	are uneconomical or fail to achieve market acceptance.

Failure to develop new products or to improve our current products could have a material and adverse impact on our net sales, operating income and cash flows.

Item 2. Properties

The Company’s executive, marketing, sales and administrative offices are located in Chester, Virginia, which consist of a 45,000 square foot warehouse facility, including 7,000 square feet of office space. The warehouse space is used for storing and shipping tobacco products. This facility is subject to a lease that expires in May 2006.

The Company’s cigarette manufacturing facilities are located in Petersburg, Virginia. The Company owns its Petersburg facilities, which consist of a 50,000 square foot, four-story manufacturing building and an adjacent 6,000 square foot, single-story office building. The Company also leases a 10,000 square foot warehouse in Petersburg, Virginia, about one mile from its manufacturing facilities, pursuant to a month-to-month lease.

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

The Company leases two adjacent buildings and parcels of land in Chase City, Virginia. The first property consists of seven acres of land and an approximately 100,000 square foot building thereon in Chase City, Virginia, which is used in processing tobacco utilizing the Company’s StarCured™ tobacco curing method and for manufacturing ARIVA®, Stonewall™ dry snuff, contract manufacturing Interval® for B&W’s and manufacturing STONEWALL Hard Snuff™. The Company has approximately six years remaining on a ten-year lease for this property, and it has an option to purchase the property at any time during the term of the lease.

The second Chase City property has approximately 91,000 square feet of warehouse/manufacturing space and 9,000 square feet of office space and is located on approximately nine acres of land. This facility was purchased during 2002 by the Mecklenburg and Chase City Industrial Development Authorities and renovated to Star’s specifications. The Company has approximately eight years remaining on a ten-year lease and has an option to buy the property at any time during the lease.

The Company believes its manufacturing facilities will allow it to respond to the demand for its smokeless products, its tobacco receiving needs, as well as to the demand for cigarette products into the foreseeable future.

Item 3. Legal Proceedings

In May 2001, the Company filed a patent infringement action against R. J. Reynolds Tobacco Company (“RJR”) in the United States District Court for Maryland, Southern Division to enforce the Company’s rights under U.S. Patent No. 6,202,649 (`649 Patent), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the `649 Patent, and on August 27, 2002 the two suits were consolidated.

In April 2003 the parties filed dispositive motions. Star Scientific filed a Motion for Summary Judgment on Claim Construction and Definiteness, and RJR filed six Motions for Summary Judgment asserting various defenses. Pursuant to an Order dated September 15, 2003, the Court appointed a Special Master to prepare Reports and Recommendations (“R&Rs”) for the Court on Star Scientific’s Motion for Summary Judgment and five of RJR’s six Motions for Summary Judgment. As of March 26, 2004, the Special Master has issued five R&Rs. The Special Master is still considering one of the Motions filed by RJR, and Star Scientific does not have any information regarding when the last R&R will be issued. Under the September 15, 2003 Order, the parties have ten business days after each R&R is filed to file Objections to each of the Special Master’s R&Rs, and ten business days thereafter to file Responses to the Objections. The R&Rs, and the parties’ briefing related thereto, are currently filed under seal. The Court has the discretion to adopt, reject or modify the Special Master’s R&Rs, and will enter an Order or Orders accordingly. The Court has previously indicated that, upon receipt of the Objections and Responses thereto, it would rule on the Motions for Summary Judgment expeditiously, and that if the case is to proceed to trial, the Court would endeavor to set a trial date within four months.

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

Following the introduction of ARIVA®, three citizen petitions were filed with the United States Food and Drug Administration (the “FDA”) seeking to have ARIVA® regulated as a food and/or a drug product under the Federal Food, Drug and Cosmetic Act. On May 1, 2002 the Company, through counsel, filed responses to two of these petitions, and on June 13, 2002, filed a response to the third petition. The Company also filed responses to other comments filed with the FDA in certain of these dockets. The Company’s legal team was headed by former U.S. Solicitor General Charles Fried, Esquire. In the responses counsel concluded that the petitions were factually flawed and without merit, because ARIVA® does not fit the definition of a food or a drug under the Federal Food, Drug and Cosmetic Act and the FDA lacks jurisdiction to regulate ARIVA® based on the March 21, 2000 decision of the Supreme Court in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000). On August 29, 2003, the FDA issued a letter opinion denying the multiple Citizen Petitions. In its ruling, the FDA concluded that it lacked jurisdiction to regulate ARIVA® since it is a customarily marketed tobacco product. Petitioners have not challenged that decision.

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

In August 2003, the Company’s subsidiary, Star Tobacco, Inc., filed a lawsuit in the United States District Court for the Eastern District of Texas against several key former employees in Texas, among others, relating to their breach of fiduciary duty to the Company through their involvement in a scheme over several months to organize and staff a competing business while still employed by Star Tobacco, Inc. In October, the defendants filed an answer to the complaint and a counterclaim alleging a number of business tort claims and added Jonnie R. Williams and Sheldon Bogaz, Star Tobacco’s Vice President of Trade Operations, as counter-defendants. In February 2004, the parties reached a settlement in the case and the matter was dismissed on February 25, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

On December 18, 2002, Star held its annual meeting of stockholders. The matters voted upon at the meeting and the corresponding results are set forth below.

1.	The election of six directors to hold office until the next meeting of stockholders and until their respective successors have been elected or appointed:

NOMINEE	FOR	WITHHOLD
John R. Bartels, Jr.	51,906,370.448	654,860.000
Whitmore B. Kelley	51,958,670.448	602,560.000
Christopher G. Miller	52,088,770.448	472,460.000
Paul L. Perito	52,083,020.448	478,210.000
Leo S. Tonkin	51,959,170.448	602,060.000
Jonnie R. Williams	52,088,170.448	473,060.000

2.	Stockholder ratification of the appointment of Aidman Piser & Company, P.A. as independent auditors to audit the Company’s 2002 financial cost statements.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
52,215,763.448	318,350	27,117	0

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The common Stock of the Company (the “Common Stock”) is traded on the NASDAQ National Market System under the symbol “STSI.” Set forth below are the high and low sales prices for each full quarterly period during 2002 and 2003, as reported by NASDAQ. From time to time, during the periods indicated, trading activity in the Common Stock was infrequent. As of March 1, 2004, there were approximately 826 registered holders of Common Stock.

2003	High	Low
First Quarter	$1.50	$0.88
Second Quarter	$4.03	$1.08
Third Quarter	$3.45	$1.65
Fourth Quarter	$2.35	$1.72

2002	High	Low
First Quarter	$2.69	$1.98
Second Quarter	$2.60	$1.12
Third Quarter	$1.73	$0.80
Fourth Quarter	$1.25	$0.89

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

Unregistered Option Grants.

In 2003, Star granted its directors, officers, employees and consultants (the “Purchaser Class”) options to purchase Star’s Common Stock as described in Star’s Quarterly Reports on Form 10-Q filed during 2003 or during the fourth quarter as described below. All options described below were granted under the Star Scientific, Inc. 1998 Stock Option Plan or the Star Scientific, Inc. 2000 Equity Incentive Plan. On November 20, 2003, options for 25,000 shares of the Common Stock, with an exercise price of $2.04, were offered to one member of the Purchaser Class in a private offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The selected consolidated financial data of the Company, for and as of the end of each of the periods indicated in the five-year period ended December 31, 2003, have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements of the Company, including the notes to those consolidated financial statements contained elsewhere in this report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Operations Data:
Net Sales	$73,259	$158,192	$174,783	$223,051	$99,325
Cost of goods sold (excludes federal excise tax)	20,425	77,016	79,548	93,952	31,879
Gross Profit	16,297	26,719	36,413	45,508	33,625
Operating income (loss)	(14,104)	(4,852)	4,564	17,648	16,937
Net income (loss)	(16,661)	(4,358)	3,061	10,041	11,515
Basic income (loss) per share	(0.28)	(0.07)	0.05	0.17	0.32
Diluted income (loss) per share	(0.28)	(0.07)	0.05	0.17	0.23
Weighted average shares outstanding	59,719	59,729	59,741	59,008	36,207

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	0	14	3,085	16,747	17,205
Property, plant & equipment	18,877	21,353	21,577	27,401	10,974
MSA escrow funds	27,024	33,482	28,444	11,605	—
Total assets	60,305	89,299	79,339	69,467	38,709
Long-term obligations	30,837	31,028	29,818	13,272	7,505
Stockholders’ equity (deficit)	9,049	24,783	28,524	25,276	12,319

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

Overview

The Company generates substantially all of its revenues through the sale of discount cigarettes. During 2003, the number of cigarettes sold as well as the price of cigarettes declined compared with 2002, consistent with trends experienced since 2000. These negative trends have been partly caused by intensified pricing competition from foreign manufacturers. In addition, the termination of the proposed sale of the cigarette business to NATC resulted in a significant disruption of the Company’s cigarette business in mid 2003, particularly in Texas where a number of senior sales managers left the Company shortly after the termination of the NATC transaction was announced. Since the termination of the NATC purchase agreement, the Company has taken a number of steps to address these negative trends, including the implementation of a $1.1 million promotional program at the retail level and a separate wholesale pricing promotion, as well as the restructuring of the senior sales management team in Texas. The Company has also sought to offset revenue declines by manufacturing its cigarettes at its own facility and using less expensive tobacco and filters in its discount cigarettes. The Company plans to continue the sale of cigarettes for the foreseeable future.

Over the last several years, the Company has expended significant effort and money on the development of very low-TSNA tobacco and smokeless tobacco products, its patent infringement lawsuit against RJR, and sales of smokeless products. While product licensing royalties and smokeless tobacco sales were de minimis during 2003, the Company will continue its development and sales of smokeless tobacco products and product licensing efforts. The Company continues to seek additional sales outlets for its smokeless products, but it anticipates that there will be a significant period of time before its smokeless products are potentially able to generate significant revenues.

Pursuant to a Hard Tobacco Agreement entered into with B&W in April 2001, B&W began to test market a hard tobacco product named Interval® in Louisville, Kentucky on December 15, 2003. B&W has informed the Company that it plans to follow-up with a further, larger-scale test market later in 2004. The B&W hard tobacco product is being manufactured by Star at its manufacturing facility in Chase City, Virginia. The Company had de minimis revenues from royalties on the sale of Interval® by B&W during 2003. Under the Hard Tobacco Agreement, B&W will forgive one-half of Star’s then-outstanding indebtedness to B&W if B&W determines that its test market of a cigalett™ hard tobacco product is successful, and all of the remaining debt if and when it introduces a cigalett™ product into distribution in retail locations in 15 states.

Unlike other years, the Company did not recognize revenue from leaf tobacco it purchased from participating StarCured™ farmers, nor did the Company receive any royalty revenue from B&W under the Other Low TSNA Tobacco Royalty Agreement. Further, the Company has advised its StarCured™ farmers that it will not be in a position to purchase any tobacco in 2004, and will not recognize any revenues from this segment of its business in 2004.

The Company had a substantial reduction in revenue and gross margin in 2003, as well as a net loss of $16.7 million. The ability of the Company to operate at a profit and generate positive cash flow from operations over the long term is largely dependent upon the success in improving the results of its cigarette operations, its litigation with RJR, its successful marketing of the Company’s smokeless products, including B&W’s marketing of Interval® or potentially similar arrangements with other third parties.

Except for the effects of non-recurring cash receipts described in “Liquidity and Capital Resources” below, the Company continues to experience negative cash flow from operations, particularly when its significant escrow obligations arising under the MSA are taken into account. Through 2003, the Company has deposited into escrow a net amount of approximately $27 million for sales of cigarettes in MSA states during the period 1999-2002 and the Company expects to deposit approximately $7-8 million into these accounts in April 2004 based on 2003 sales. To minimize the impact of these MSA obligations on the Company’s liquidity, the Company has attempted to focus its cigarette sales primarily in the four non-MSA states where it is not required to make deposits into escrow and has enhanced its efforts to prevent its cigarettes intended for the non-MSA states from being diverted into MSA states.

The likelihood of the Company successfully rebuilding its discount cigarette business, concluding its litigation with RJR, and/or successfully marketing its smokeless products in the near future is difficult to predict. While management believes that its sale plan and cost cutting measures will be successful, failure to return to profitability during 2004 would likely require that the Company seek additional sources of equity funding after March 2005, given the fact there exist significant limitations for raising debt. This would result in significant dilution to the existing shareholders.

Further, the Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation matters. Further, given anticipated levels of revenues and cash flows from operations, substantial additional capital will be needed for sales, marketing and promotion of ARIVA® and STONEWALL Hard Snuff™.

While the Company’s liquidity needs for the next 12-24 months are difficult to predict, the Company has already raised capital in early 2004 and may need to raise additional capital from outside sources beyond those amounts described in this report.

The Company has entered into a loan agreement with Mr. Williams under which he has agreed to make funds available to the Company with the understanding that none of the principal or interest would be payable before March 31, 2005. The loan agreement provides that interest on the outstanding advances by Mr. Williams would be at a rate of 8% per annum on the outstanding balance. After March 31, 2005, subject to restrictions in any other lending documents, the outstanding balance will be repaid to Mr. Williams based on his determination of the Company’s ability to repay such advances. In connection with the transactions with Manchester Securities described below, Mr. Williams entered into a subordination agreement with Manchester Securities, subordinating his claims under the loan agreement to the rights of Manchester Securities under the Debentures and related agreements.

Further, Mr. Williams has pledged to provide such funds as may be necessary to the Company to cover cash flow shortfalls in 2004 and through March 31, 2005.

On March 25, 2004, the Company entered into a series of agreements with Manchester Securities Corp. (“Manchester Securities”). Under the agreements, Manchester Securities purchased from the Company a $9 million two-year, convertible 8% debenture and warrants for 502,681 shares of the Company’s common stock. The proceeds from this transaction will be used for general corporate purposes, including funding of the Company’s MSA escrow obligations.

The Debenture is secured by ST’s inventory and account receivables to the extent not subject to B&W’s prior security interests. Interest on the debenture is to be paid quarterly beginning in June 2004, and principal payments together with interest are to be made in four quarterly installments on each quarterly anniversary date of the debenture, beginning in March 2005. The debenture can be converted into Star’s common stock at a price of $3.73 per share, which represents the closing price of the Company’s common stock on the day preceding the date of the debenture. The warrants entitle Manchester Securities, at any time during the next five years, to acquire 502,681 shares of common stock at an exercise price of $4.476, which is a 20% premium over the closing price on the day preceding the date of the warrant. In connection with the transaction, the Company and Manchester Securities also entered into a Securities Purchase Agreement, a Security Agreement and a Registration Rights Agreement. ST also executed the Security Agreement, as well as a Guaranty with respect to Star’s obligations under the Debenture and related agreements. As described in more detail in “Liquidity and Capital Resources” below, the Manchester Securities agreements contain significant restrictions on the Company’s ability to raise additional financing, as well as a number of provisions that could result in the Company incurring default interest rates and having to repay the principal amount, plus interest and substantial penalties prior to the contemplated date of maturity.

The Company also paid a finder’s fee to Reedland Capital Partners, a division of Financial West Group, in the form of 173,611 shares of the Company’s restricted common stock and issued to them five year warrants to purchase 100,000 shares of the Company’s stock at an exercise price of $4.49.

The Company’s ability to raise additional capital through additional debt is subject to significant restrictions under the Manchester Securities agreements, including outright prohibitions on raising funds through additional secured debt or other debt that is not subordinated to the debentures. If the Company elects to raise equity, Manchester Securities would have its conversion option reset to the extent the issuance price for the equity was below its present conversion price.

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

Revenue Recognition

Revenue is recognized when tobacco products are delivered to customers and title passes. The Company also records appropriate provisions for uncollectible accounts and credits for returns. Royalty revenues on the Company’s tobacco products are recognized when earned. In connection with its leaf segment, during 1999-2002, the company sold its very low-TSNA StarCured™ tobacco at a price that was lower than its purchase price. During that period, the Company was the primary obligor to the farmers from whom the tobacco was purchased and had general inventory risk. Due to these factors, and others, the Company recorded tobacco leaf sales at gross amounts. During 2003, all tobacco produced by the Company’s participating StarCured™ farmers was purchased directly by B&W. Thus, the Company did not report any revenues from leaf sales in 2003, and as a result, there is no corresponding cost of goods sold for leaf tobacco sales and depreciation for the StarCured™ tobacco curing barns has been reclassified as an operating expense. As noted above, the Company has advised its participating StarCured™ farmers that it will not be purchasing any tobacco leaf from them in 2004.

Impairment of Long Lived Assets

The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition using a weighted average cash flow probability method. If the estimated future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value.

In connection with its analysis of potential impairment of the StarCured™ tobacco curing barns in 2003, the Company considered the following:

Star uses 100% StarCured™ tobacco in all of its smokeless tobacco products and will continue to do so in the future. Also, under the Other Low TSNA Tobacco Royalty Agreement with B&W, Star will obtain royalty payments on any StarCured™ tobacco purchased by B&W once Star establishes a royalty rate with one of the other top three tobacco companies. As a result, the modification of the leaf purchase agreement with B&W does not result in discontinued operations reporting with respect to the barn program and furthermore, management does not believe that the barns are impaired.

The Company also maintains and has earmarked for curing burley tobacco approximately 65 barns in Kentucky which are classified as “idle equipment”. These barns can be used for curing flue-cured tobacco, and thus can be moved to Virginia or another state to cure flue-cured tobacco. At present, it is anticipated that the barns will remain idle in the near term, and moved to supplement the existing tobacco curing operations for flue-cured tobacco in the future.

Cost of Goods Sold

During 2002, revenues from the sales of tobacco leaf to B&W were recognized, and depreciation costs for the StarCured™ tobacco curing barns were treated as a cost of goods sold for the same period. Under the Letter Agreement dated August 14, 2003, B&W purchased tobacco directly from the Company’s participating StarCured™ farmers. Thus, in 2003, the Company did not recognize the revenues from the sale of tobacco. As a result, there was no corresponding cost of goods sold for leaf tobacco sales in 2003 and depreciation for the StarCured™ tobacco curing barns has been recognized as an operating G&A overhead expense. The Company does not anticipate purchasing any tobacco leaf in 2004 and has advised its participating StarCured™ farmers that they will need to make arrangements to sell tobacco cured in the StarCured™ barns to other third parties, including B&W.

Due to low capacity utilization of smokeless tobacco manufacturing and packaging equipment during 2003, unit manufacturing costs increased significantly on a per unit basis. As a result, the inventory was written down to its net realizable value and the write-down included in general and administrative expense. During 2003, those expenses amounted to $1.4 million.

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

Results of Operations—Fiscal 2003 Compared to Fiscal 2002

Please refer to Item 6, “Selected Financial Data” which appears on page 29 of this report to view the five year comparative results of operations and selected financial data.

Net Sales. During 2003, the Company’s net sales decreased to $73.3 million, reflecting a decrease of $84.9 million, or 54% from 2002 net sales. Of this decrease, approximately $37.6 million or 44% of the total decrease in sales, was due to the fact that under the August 14 Letter Agreement with B&W, B&W agreed to purchase tobacco directly from the Company’s participating StarCured™ farmers. Thus, unlike other years, the Company in 2003 did not recognize revenue from leaf tobacco it purchased from the StarCured™ farmers and sold to B&W. Star has advised its participating StarCured™ farmers that it will not purchase StarCured™ tobacco from them in 2004 and these farmers will need to make arrangements to sell tobacco cured in the barns to other third parties, including B&W. Furthermore, during 2002, the Company recognized $1.5 million of revenue for the tobacco leaf segment in royalties from B&W on low-TSNA leaf purchases other than StarCured™ tobacco. In 2003, the Company did not receive any royalty revenue from B&W under its Other Low TSNA Tobacco Royalty Agreement entered into with B&W and further royalty payments will not be made under the agreement until the Company establishes a royalty rate with one of the other top three tobacco companies.

During 2003, the Company’s sales of cigarettes and smokeless products decreased approximately $47.3 million or 39% to approximately $73.3 million from $120.6 million during 2002. The Company sold approximately 2.0 billion cigarettes during 2003, compared with sales of approximately 2.9 billion cigarettes during 2002, representing a decrease of approximately 30%. The decline in unit sales was principally due to intensified pricing competition from foreign manufacturers, particularly in the four non-MSA states in which it is currently focusing its sales efforts (as discussed in greater detail in “Competition” under Item 1), the impact of the termination of the NATC Purchase Agreement, and the substantial diversion of effort by several key, former employees in Texas that resulted in the Company filing suit against these individuals. Since July, the Company has sought to reenergize and restructure its cigarette business given the need to continue to operate this segment following the termination of the NATC Purchase Agreement, and sales of cigarettes increased to 79 truckloads in the fourth quarter from 52 truckloads in the third quarter.

The Company sold 8,420 cartons of ARIVA® during 2003, compared with sales of 167,800 cartons during 2002, representing a decrease of approximately 95%. The sales of ARIVA® in 2002 represent, in large part, the initial effort to broadly distribute ARIVA® at the retail level. In contrast, sales in 2003 were related primarily to repurchase orders. The Company believes that the acceptance of ARIVA® has been adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which appeared in various newspapers and FDA filings; (4) ARIVA® requires Federally mandated smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop brand name recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users.

Sales of STONEWALL Hard Snuff™ began in the second quarter of 2003 and were de minimis, consistent with the limited commercial test market of that product beginning in June 2003 and the expansion of the commercial introduction of STONEWALL Hard Snuff™ beginning late in the third quarter of 2003. STONEWALL Hard Snuff™ was undergoing product development during 2002 and no sales were generated during that period.

During both 2002 and 2003, the Company earned de minimis royalties paid by B&W on sales of its Advance® low-TSNA cigarette, which B&W continues to test market in Indianapolis, Indiana. In October 2003, it was reported in Advertising Age that WPP Group’s (Ogilvy & Mather) 141 Worldwide was hired to assist B&W in the national roll-out of Advance®. No specific date for the roll-out has been announced.

Pursuant to a Hard Tobacco Agreement entered into with B&W in April 2001, B&W began to test market a hard tobacco product named Interval® in Louisville, Kentucky on December 15, 2003. B&W has informed the Company that it plans to follow-up with a further larger-scale test market later in 2004. The B&W hard tobacco product is being manufactured by Star at its manufacturing facility in Chase City, Virginia. The Company had de minimis revenues from royalties on the sale of Interval® by B&W during 2003.

Gross Margin. During 2003, overall gross margin decreased to $16.3 million compared to $26.7 million in 2002. Decreased sales volume, and lower prices were partially offset by reduced manufacturing costs for the Company’s four brands of discount cigarettes. As a percentage of sales, the Company’s gross margins from overall operations increased from 16.9% in 2002 to 22.2% in 2003.

The average wholesale price charged by the Company for its cigarettes decreased 7.8% from $8.55 per carton during 2002 to $7.88 per carton during 2003. In an effort to “pull” product through the retail distribution network and to mitigate the impact of the NATC transaction and competition from other discount cigarette manufacturers, the Company launched a substantial retail promotion campaign during the third and fourth quarters of 2003 spending approximately $1.1 million in retail “buy downs” of product, by supplying the retailers with additional product at no cost, hence lowering the retailer’s per unit cost. The retail “buy down” programs during 2003, which are recognized as a reduction in sales, contributed to the lower average price per carton sold of approximately $7.88 per carton. This lower retail price created by the buy down program also contributed to lower gross profit.

While Federal Excise Tax remained constant during both 2002 and 2003 at $3.90 per carton, the Company was successful in reducing its average cost of manufacturing cigarettes from $2.58 per carton in 2002 to $1.96 per carton in 2003. The Company sought to reduce cost of goods sold by resuming the in-house manufacturing of all of its cigarettes at its Petersburg, Virginia manufacturing facility beginning on January 1, 2003, as well as purchasing less expensive tobacco and filters for its discount cigarettes. The Company anticipates that the manufacturing capacity in Petersburg should be sufficient to satisfy the manufacturing needs for its cigarettes for the foreseeable future. However, management has undertaken to make arrangements for contract manufacturing of cigarettes in the event sales increase beyond the capacity of the Petersburg facility. Also, management has continued to seek less expensive raw materials for its cigarette products.

The Company has been successful in reducing the price per pound for tobacco purchased and for filters, but the impact of the Company’s efforts to reduce cost of goods sold will not be fully recognized until volume increases so as to most efficiently absorb fixed production overhead costs. Assuming that the Company is able to maintain sales for 2004 comparable to those in 2003, the Company anticipates that during 2004 the average cost per carton should be below $1.70. The calculation of the per carton cost does not include any amount reflecting the MSA deposit per carton to be funded in April 2005 for sales made in MSA states during 2004. MSA escrow payments are neither expensed nor accrued for income statement purposes because the escrow deposit remains the property of the Company on its balance sheet. However, the deposits into the MSA escrow accounts do negatively impact the Company’s cash flow. (See “Liquidity and Capital Resources” below for more information on the Company’s liquidity.)

Total Operating Expenses

•	Marketing and Distribution Expenses. Marketing and distribution expenses totaled $9.9 million in 2003 compared to $14.5 million for 2002, a decrease of $4.6 million. Lower marketing and distribution costs for 2003 compared to 2002 reflected the fact that, during 2002, significant costs were incurred in connection with the initial distribution and sales of ARIVA®, including an extensive sampling program for ARIVA® which cost approximately $1.9 million. While STONEWALL Hard Snuff™ was launched during the second quarter of 2003, this was done on a limited commercial basis to minimize cost. In order to successfully market our cigarette and smokeless tobacco products, the Company will be required to continue to spend significant amounts for marketing and distribution.

•	General and Administrative Expenses. General and administrative expenses for 2003 totaled $16.6 million, an increase of $3.6 million or 28% from $13.0 million in 2002. General and administrative expenses for 2003 included the cost of the terminated sale of the cigarette business to NATC, and the write-down of $1.2 million of ARIVA® equipment. The Company expects to continue to incur significant general and administrative expenses, particularly in connection with the patent infringement suit against RJR.

•	Depreciation. In 2003, the Company had no sales of leaf tobacco. Thus, $2.2 million of depreciation for the StarCured™ tobacco curing barns has been reclassified from cost of goods sold to overhead in 2003.

•	Research and Development Expenses. Research and development costs were approximately $0.7 million in 2003, a decrease of $0.3 million over 2002 expenses from $1.0 million. During both periods, research and development costs were connected principally to scientific studies related to low-TSNA products, and the Company’s development of a spit-free™ STONEWALL Hard Snuff™ tobacco product for smokeless tobacco users. R&D costs during both 2002 and 2003 were significantly lower than the $4.1 million spent during 2001 when the Company was involved with the development of ARIVA® and STONEWALL Hard Snuff™ as well as several research projects related to the low-TSNA cigarette Advance®. Consistent with its efforts to cut costs, the Company deferred certain research projects in the last half of 2003. Subject to the availability of funds, the Company’s spending on research in 2004 will increase to levels comparable to 2002. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While some of its research work has been deferred, the Company is continuing to design several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, and to assess bio-marker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco. These studies are conducted by independent laboratories and universities. Also, the Company is exploring other alternatives to help fund its research objectives.

Interest Expense. The Company had interest expense of $1.6 million and interest income of $0.2 million, for a net interest expense of $1.4 million in 2003. This compares to a net interest expense of $1.3 million during 2002. The higher interest expense in 2003 resulted from interest charges from the Company’s line of credit facility, which was utilized for general working capital requirements. This interest expense was partially offset by interest income generated by the Company’s MSA Escrow Fund. The Company receives for its own account the current interest on the amounts in escrow, but the interest rates are very low due to the conservative investment options required by the escrow agreements, and this interest income is not sufficient to offset the Company’s cost of capital.

Income Tax Benefit. Income tax benefit was $10.2 million in 2003 versus $1.6 million in 2002. The benefit is directly attributable to the increase in pre-tax loss during the respective periods.

Other Income/Expenses. During 2003, the Company had other net expenses of $11.4 million, attributable principally to three factors: the expense recognized due to the reduction of the Company’s MSA escrow account in the amount of $9.8 million in connection with the comprehensive settlement between Star and the 46 MSA states; $4.3 million expensed due to the transfer of inventory to B&W; and the recognition of $2 million in income from the escrow paid to Star in connection with the termination of the NATC Purchase Agreement.

Net Loss. The Company had a consolidated net loss of $16.7 million for 2003 compared with a consolidated net loss of $4.4 million reported for 2002. The net loss primarily reflects: the significant decrease in the revenues from the sale of discount cigarettes; the release of approximately $9.8 million of previously escrowed funds to B&W in connection with the comprehensive MSA settlement entered into on June 18, 2003; the $4.3 million expensed relating to B&W’s decision to purchase tobacco directly from the Company’s StarCured™ farmers and transfer of inventory to B&W; and the $1.1 million retail promotion program undertaken during the third and fourth quarters as well as higher general and administrative expenses. These losses were partially offset by the $2 million in escrow funds paid to Star in connection with the termination of the NATC Purchase Agreement and by a substantial tax benefit.

In 2003, the Company had basic and diluted losses per share of $(0.28) compared to basic and diluted net loss per share of $(0.07) in 2002.

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

Other than the very low-TSNA StarCured™ tobacco sales made to B&W and royalties paid by B&W for purchases of other low-TSNA tobacco, substantially all of the Company’s revenues in 2002 were derived from sales of ST’s four brands of “discount” cigarettes. ST’s shipment volume during 2002 decreased approximately 18% to 2.9 billion cigarettes from 2001’s shipment volume of 3.5 billion cigarettes, reflecting a continued effort by the Company to concentrate the field sales force and sales efforts in the four states not party to the MSA and to develop and launch a series of smokeless tobacco products, as well as increasing competition from foreign manufacturers. Increases in product pricing helped to partially offset reductions in net sales created by the lower sales volume.

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

Depreciation costs were $3.1 million in 2002 compared to $2.9 million in 2001, and were primarily related to the Company’s tobacco curing barns. This depreciation cost is a cost of sales of the StarCured™ tobacco.

Sales of the Company’s smokeless products during 2001 and 2002 were de minimis compared to its cigarette business.

Marketing and Distribution Expenses. Marketing and distribution expenses totaled $14.5 million in 2002 compared to $11.7 million for 2001, an increase of $2.8 million, primarily due to the launching of ARIVA® in early 2002 on a national basis. Increased marketing and distribution costs for 2002 compared to 2001 were incurred due to the distribution and sales of ARIVA® by the retail sales force. Further, in connection with the expansion of ST’s discount cigarette market for sales in Florida, Minnesota, Mississippi, and Texas, the Company engaged in marketing and incentive programs at the wholesaler/distributor level to achieve increased market penetration in these non-MSA states.

General and Administrative Expenses. General and administrative expenses for 2002 totaled $13.0 million versus $8.8 million in 2001. A significant portion of the general and administrative expense was attributable to legal and consulting costs associated with the Company’s fulfillment of its compliance obligations as a publicly-held company, pursuit of its legal and public health strategies in the legislative, regulatory and executive agency arenas, the proposed sale of the cigarette business to NATC, and litigation expenses associated with the patent infringement suits against R.J. Reynolds.

Research and Development Expenses. Research and development expenses were $1.0 million in 2002 versus $4.1 million in 2001. The high costs during 2001 were specifically related to the continued development of the Company’s TSNA-reduction technology, as well as to the development of the three smokeless products introduced into the market in late 2001 (Stonewall™ moist and dry snuffs and ARIVA®). These expenses consisted primarily of costs incurred by the Company for consulting services, salaries, professional fees and expenses in connection with the Company’s continuing research and development programs. During 2002, research and development costs related principally to scientific studies related to low-TSNA products and the Company’s continued development of a spit-free™ Stonewall™ hard snuff tobacco product for smokeless tobacco users.

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

Net Loss. A net loss of $4.4 million for 2002 compares with net income of $3.1 million for 2001, a decrease of $7.5 million. The net loss in 2002 was primarily due to a decrease in the volume of cigarette sales, higher excise taxes and cost of manufacturing cigarettes, and higher marketing and distribution expenses, partially offset by higher pricing of the Company’s discount cigarettes. In 2002 and 2001, the Company had basic and diluted (loss) earnings per share of $(0.07) and $0.05, respectively. In 2002, basic and diluted weighted average shares outstanding were 59,729,315 and 59,729,315, respectively, versus 59,741,460 and 60,392,426, respectively, for 2001.

Liquidity and Capital Resources

Overview. As of December 31, 2003, the Company held approximately zero cash and cash equivalents, and $5.6 million in accounts receivable, compared to approximately $14,000 in cash and cash equivalents, and $9.6 million in accounts receivable as of December 31, 2002. On December 31, 2003, the Company had outstanding advances of $3.7 million from Jonnie R. Williams.

The Company recently issued $9 million of convertible debentures and warrants to Manchester Securities, and has obtained a commitment for long-term working capital funding from its CEO, Jonnie R. Williams (of which approximately $4.5 million has already been advanced to the Company as of March 25, 2004).

The Company continues to experience negative cash flow from operations and has a working capital deficit of $8.9 million. The Company has deposited into its MSA escrow accounts a net amount of approximately $27 million for the period 1999-2002 and the Company expects to deposit approximately $7-8 million into these accounts in April 2004 based on 2003 sales. These payments have totaled more than the Company’s net income over the corresponding time period. Further, the Company has been operating at a loss for the last four out of five quarters.

The Company’s working capital deficit reflects that accounts payable have been increasing, and at year-end totaled $6.6 million. Approximately $3.0 million of the accounts payable relates to outstanding amounts for legal and consulting services in connection with the Company’s litigation, regulatory, compliance and general corporate efforts. The vast majority of this $3.0 million is over 60 days old. Approximately $1.4 million relates to purchases for the production of tobacco products, of which 7% is over 60 days old. Finally, approximately $2.2 million of other accounts payable is outstanding, of which 34% is over 60 days old, most of this latter amount relates to R&D testing and ARIVA®/STONEWALL Hard Snuff™ development.

While the Company’s liquidity needs for the next 12-24 months are difficult to predict, and the Company has taken a number of steps to cut costs and reenergize its cigarette sales, the Company expects to continue generating negative cash flow in the near future. To meet this shortfall in the near term, the Company has raised additional capital from its CEO, Jonnie R. Williams, as well as Manchester Securities.

Further, Mr. Williams, has pledged to provide such funds to the Company to cover cash flow shortfalls in 2004 and through March 31, 2005.

The Company’s working capital deficit does not reflect its obligation to make by April 15, 2004 MSA escrow deposits expected to be approximately $7-8 million. In addition, the Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation matters. Further, given anticipated levels of revenues and cash flows from operations, substantial capital will be needed for sales, marketing and promotion of ARIVA® and STONEWALL Hard Snuff™. While the Company’s liquidity needs for the next 12-24 months are difficult to predict, the Company has already raised capital in early 2004 and may need to raise additional capital from outside sources after March 2005 beyond those amounts described in this report. The Company’s ability to raise additional capital through additional debt is subject to significant restrictions under the Manchester Securities agreements, including outright prohibitions on raising funds through additional secured debt or other debt that is not subordinated to the debentures. Also, other assets of the Company have already been pledged for existing borrowings, including the B&W loans and the Company’s leases and debt relating to its tobacco curing barns. If the Company elects to raise equity, Manchester Securities would have its conversion option reset to the extent the issuance price for the equity was below its present conversion price.

As described below, the Company continues to seek to reduce overhead through salary reductions, personnel reductions, salary deferrals, as well as deferring or curtailing ARIVA® marketing costs and to find alternative sources of funding for its working capital requirements.

Net Cash Provided By (Used In) Operating Activities. In 2003, $8.3 million of cash was provided by operating activities compared $2.3 million of cash used in operating activities in 2002. The increase in cash provided by operating activities was primarily due to the conversion of $5.3 million in trade payables due to B&W to long-term debt.

Net Cash Provided By (Used In) Financing Activities. In 2003, $5.5 million of cash was used by financing activities versus $5.2 million of cash generated by financing activities in 2002.

Net Cash Provided By (Used In) Investment Activities. Cash flows from investment activities improved $1.5 million from 2002 to 2003 due principally to the collection of a stockholder note receivable and reduction of capital expenditures.

Financing Sources. In early October 2003, Jonnie R. Williams, Star’s CEO and largest shareholder, loaned Star $2 million in funds for corporate purposes. In a letter dated November 7, 2003, Mr. Williams advised the Company that he would personally extend an additional $8 million (and with the funds previously loaned in October, a total of $10 million) to the Company on an as-needed basis until the Company returns to profitability. Since October, Mr. Williams has from time-to-time as needed by the Company advanced amounts up to approximately $5 million to the Company.

In late December 2003, the Company used funds advanced from Mr. Williams to pay down the then-outstanding balance of approximately $2.2 million under its $7.5 million line of credit from Guaranty Bank. This line of credit was terminated as of December 31, 2003 consistent with the letter agreement the Company and Guaranty Bank entered into on August 14, 2003. As of December 31, 2003, the Company had borrowings of $3.7 million outstanding from Mr. Williams. As of March 23, 2004, the advances to the Company were approximately $4.5 million.

The Company has entered into a loan agreement with Mr. Williams under which he has agreed to make funding available to the Company with the understanding that none of the principal or interest would be payable before March 31, 2005. The loan agreement provides that interest on the outstanding advances by Mr. Williams would be at a rate of 8% per annum on the outstanding balance. After March 31, 2005, subject to restrictions in any other lending documents, the outstanding balance will be repaid to Mr. Williams based on his determination of the Company’s ability to repay such advances. In connection with the transactions with Manchester Securities, Mr. Williams entered into a subordination agreement with Manchester Securities, subordinating his claims under the loan agreement to the rights of Manchester Securities under the debentures and related agreements.

Further, Mr. Williams has pledged to provide such funds as may be necessary to the Company to cover cash flow shortfalls in 2004 and through March 31, 2005.

On March 25, 2004, the Company entered into a series of agreements with Manchester Securities. Under the agreements, Manchester Securities purchased from the Company a $9 million two-year, convertible 8% debenture and warrants for 502,681 shares of the Company’s common stock. The proceeds from this transaction will be used for general corporate purposes, including funding of the Company’s MSA escrow obligations.

The Debenture is secured by ST’s inventory and receivables to the extent not subject to B&W’s prior security interests. Interest on the debenture is to be paid quarterly beginning in June 2004, and principal payments together with interest are to be made in four quarterly installments on each quarterly anniversary date of the debenture, beginning in March 2005. The debenture can be converted into Star’s common stock at a price of $3.73 per share, which represents the closing price of the Company’s common stock on the day preceding the date of the debenture. The warrants entitle Manchester Securities, at any time during the next five years, to acquire 502,681 shares of common stock at an exercise price of $4.476, which is a 20% premium over the closing price on the day preceding the date of the warrant. In connection with the transaction, the Company and Manchester Securities also entered into a Securities Purchase Agreement, a Security Agreement and a Registration Rights Agreement. ST also executed the Security Agreement, as well as a Guaranty with respect to Star’s obligations under the Debenture.

The Manchester Securities agreements include a number of provisions that would result in default interest rates and redemption rights. If the Company fails to comply with its obligations under the Registration Rights Agreement, it could incur additional fees of 1% of the principal, or currently $90,000, per month. Events triggering these fees include failure by the Company, within 180 days of the closing, to have an effective registration statement with respect to the resale of common stock issued upon exercise or conversion of the debentures or warrants.

In the case of other defaults, including violations of representations and breaches of the covenants restricting debt and equity financing, the interest rate could increase from 8% to 12% per annum. In such events, Manchester Securities would be entitled to accelerate the debentures, in which case the Company would have to pay 110% of the outstanding principal plus accrued and unpaid interest. Furthermore, in the event of certain defaults related to the conversion of the debentures into common stock and the resale of the underlying shares, the Company would be obligated to pay Manchester Securities the higher of the 110% amount described in the preceding sentence and the value (based on a 20-day trailing average) of the shares of common stock into which the debentures would then be convertible.

Manchester Securities has additional redemption rights if (i) the Company incurs operating losses of greater than $2 million in the aggregate for any two consecutive fiscal quarters beginning with the two quarters ending September 30,2004 or (ii) the Company’s recovery under a settlement or final judgment in the RJR litigation is less than $50 million.

The occurrence of any of these defaults would either (i) require the Company to obtain capital that it may not be able to raise or (ii) significantly increase the dilution to existing shareholders upon conversion of the debentures.

For more information regarding the terms and risks of the Manchester Securities transactions, you are encouraged to read in their entirety the Manchester Securities agreements, which are attached as Exhibits 10.55-10.62, and incorporated herein by reference.

The Company also paid a finder’s fee to Reedland Capital Partners, a division of Financial West Group, in the form of 173,611 shares of the Company’s restricted common stock and issued to them five year warrants to purchase 100,000 shares of the Company’s stock at an exercise price of $4.49.

The Company has already entered into loans and/or lease agreements, including the loan agreement with Manchester Securities, the B&W loan, and the barn leases, collateralized by substantially all of the Company’s assets. Furthermore, the Manchester Securities Agreements prohibit the Company from obtaining new debt financing that is secured or not subordinated to the debentures. As a result, the ability of the Company to generate additional funds through additional loans or leases collateralized by its assets is limited. However, the Company continues to actively pursue additional sources of funds, including potentially through sale of the Company’s common stock. Although the Company has sufficient funds through the Williams’ loan agreement, the Manchester Securities debentures and the funding commitment from Mr. Williams, to meet its immediate needs through March 2005, failure to raise additional capital or generate additional sources of income could have a substantial adverse effect on the Company’s financial condition, results of operations and prospects in the long term. (See “Factors that May Affect Future Results”.)

To address these cost concerns, the Company previously had taken a number of steps to cut costs that have been discussed elsewhere in this Report or in the Company’s prior reports on Form 10-Q and to reenergize its cigarette sales. It also has committed to additional cost savings measures in 2004. These include decreases of approximately $1 million in executive salaries, either through deferrals or reduction and the elimination of costs related to the use of an aircraft owned by Starwood Industries, Inc., a company in which Jonnie R. Williams, Star’s CEO and largest shareholder, is a principal. While these steps are expected to reduce the Company’s operating costs, the Company expects to continue to experience negative cash flows for the year and intermediate future.

Changes in Operations. During late 2002 and 2003, management took a number of steps to address cash flow shortfalls. First, management implemented cost-cutting measures designed to reduce cost of goods sold and overhead. In light of the fact that the added benefit of carbon/acetate filters had been questioned by certain members of the public health advocacy community, in late 2002, the Company replaced these carbon/acetate filters with more conventional acetate filters that are standard in the industry. Effective January 1, 2003, the Company terminated its arrangement with B&W pursuant to which B&W had manufactured the Company’s cigarettes. Since that time, the Company has manufactured all of its cigarettes for a reduced cost at its Petersburg, Virginia facility. In February 2003, the Company began using other less expensive tobacco in its discount cigarette brands in place of the more expensive 24% StarCured™ tobacco. These changes helped reduce the cost of a carton of cigarettes by approximately $0.55 per carton. The Company anticipates that these changes will not have any material adverse impact on the sales of discount cigarettes by Star Tobacco.

B&W Agreements.

Under the Restated Master Agreement, as amended by a letter agreement dated August 14, 2003, between B&W and the Company, the Company owes B&W approximately $20 million of long-term debt, with no interest accruing, or principal payments required through December 31, 2005. Beginning January 1, 2006, interest accrues at prime plus 1% and interest and principal are payable in 96 monthly installments. The debt is secured by tobacco leaf inventory, the tobacco curing barns, and a first priority security interest in the Company’s intellectual property. Once the outstanding loan balance is reduced to $10 million, the collateral will be released by B&W.

Pursuant to another agreement entered into on April 25, 2001 (the “Hard Tobacco Agreement”), B&W has an exclusive right (subject to Star’s own rights) to purchase and sell hard tobacco cigalett™ pieces, in return for royalty payments of 50 cents per package ($5 per carton) on the sales of these products during the test market and ten-year exclusivity period, reduced by 50% subsequent to that period. Provided satisfactory test marketing is achieved, the term of the agreement is ten years, automatically renewable for seven successive ten-year periods. In the case of the cigalett™ pieces, B&W has to pay Star its manufacturing costs in addition to the royalty payments. Under the Hard Tobacco Agreement, B&W will forgive one-half of the then-outstanding indebtedness to B&W if B&W determines that its test market of a hard tobacco product is successful, and all of the remaining debt if and when B&W introduces a hard tobacco product into distribution in retail locations in 15 states. B&W began to test market a hard tobacco product, named Interval®, in Louisville, Kentucky on December 15, 2003. B&W plans to follow-up with a further larger-scale test market later in 2004. However, there can be no assurances that this test market will be deemed successful or extended into additional states.

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

Further, pursuant to one of the April 25, 2001 Agreements, B&W has taken over all aspects of the Advance® low-TSNA cigarette in return for royalty payments (initially 40 cents per carton and which payments decrease over time) on the sales of that cigarette (see “Low-TSNA cigarettes” above). To date, royalties from the sale of Advance® which continues in its test market, have been de minimis.

In the fourth quarter of 2003, Star and B&W also entered into a letter agreement which, in part, restructured Star’s outstanding payables to B&W. Under the letter agreement, the total current payables due to B&W of $8,395,648 will be paid in minimum monthly payments of $250,000 beginning in January 2004 with an interest rate of prime plus 1%.

On October 27, 2003, RJR and British American Tobacco PLC (“BAT”) announced the signing of a definitive agreement to combine the assets and operations of their respective U.S. tobacco businesses: RJR, B&W and Lane Ltd. (the latter two companies are wholly owned subsidiaries of BAT). The agreement provides for establishing a new publicly traded holding company, Reynolds American Inc., which will be 42% owned by BAT and 58% owned by existing RJR shareholders. As reported by the parties to the agreement, the transaction is expected to close in mid-2004, pending the necessary approvals from U.S. regulatory authorities and RJR shareholders, as well as Internal Revenue Service rulings required for the tax-free transaction. Given that Star has a variety of agreements with B&W and is engaged in patent infringement lawsuits against RJR, it is difficult to evaluate the precise impact, if any, which this merger, if consummated, may have on Star and its operations. However, the fact that B&W and RJR are establishing a new operating company could have a negative impact on the range of existing agreements which Star has entered into with B&W. They include future royalties under its agreements relating to the Advance® low-TSNA cigarette and hard tobacco products, potential royalties on B&W’s purchase of StarCured™ tobacco and other low-TSNA tobacco, and the forgiveness of one-half of the then-outstanding indebtedness to B&W if B&W declares as successful the test marketing of a hard tobacco product and the remainder once B&W distributes a hard tobacco product in 15 states.

Tax Refunds. During the second quarter of 2003, the Company received $4.1 million in federal and state income tax refunds. In early 2004, the Company received an additional $1.3 million in state income tax refunds. If the IRS determines that the Company’s treatment of the payments into escrow is not appropriate for tax purposes, then the Company, based upon advice it has received from tax counsel, expects to challenge that determination in United States Tax Court to seek a final determination with respect to this issue. Ultimately, if the Company does not prevail in its position, approximately $4.8 million in tax refunds would have to be returned.

Master Settlement Agreement. On June 18, 2003, the Company and the MSA states executed a comprehensive settlement agreement under which Star remains a non-participating manufacturer under the MSA, and which resolves all issues as to the funding of the escrow accounts for the period 1999-2002 and the Company expects to deposit approximately $7-8 million into these accounts in April 2004 based on 2003 sales. Star currently has approximately $27.0 million in escrow. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA.

For 2003, and thereafter, Star is responsible for making escrow payments on all Star cigarettes sold in any MSA state, regardless of where such products are manufactured. The MSA escrow deposit for 2003 sales is due on or before April 15, 2004. In 2003, Star’s sales of cigarette decreased approximately 30% from 2.9 billion units to 2.0 billion units and the Company has sought to focus its sales in the four non-MSA states where it is not obligated to make escrow payments. Notwithstanding these facts, Star has continued to make some sales to customers in MSA states and, based on its past experience, it anticipates that it will have escrow obligations for indirect sales made by the Company’s direct customers. Star is currently seeking to determine the extent of its 2003 escrow obligation, but expects that this obligation will be approximately $7-8 million, based on information which the Company has on direct sales, the level of indirect sales by its customers to MSA states in prior years, and reports received from such states to date.

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

Over the past several years, the Company has asserted several challenges to the MSA and qualifying statutes. These constitutional challenges were not successful and the Company is not currently engaged in any litigation challenging the constitutionality of the MSA and qualifying statutes. Also, the Company completed a comprehensive settlement relating to its obligation as a nonparticipating manufacturer under the MSA in June 2003. As a result, the Company does not anticipate incurring significant costs related to litigation arising out of the MSA in the future.

The Company is currently prosecuting patent infringement claims against RJR in a consolidated action in the United States District Court for the District of Maryland and in 2002 was successful in having a declaratory judgment action brought by Philip Morris dismissed on the basis that no actionable controversy existed between the companies. The Company anticipates incurring significant expenses in terms of legal fees and costs in connection with this litigation for the foreseeable future.

Development Grants. On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. Furthermore, the Company is eligible for a further grant of $500,000, and other substantial incentives, including tax rebates, employee training and property tax refunds, if it is able to successfully expand its ARIVA® and STONEWALL Hard Snuff™ manufacturing facilities in Chase City, Virginia, in connection with the manufacturing of these products or a hard tobacco smokeless product for B&W.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations

At December 31, 2003, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, were as follows (in thousands):

		Amount of Commitment ($) Expired By Year Ended December 31,
	TOTAL	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term Debt	29,959,094	1,572,384	8,498.883	7,393,413	12,494,414
Capital Leases	6,799,318	4,943,500	1,855,818	—	—
Operating Leases	4,664,200	1,310,400	1,470,800	291,800	1,591,200

TOTAL	41,422,612	7,826,284	11,825,501	7,885,213	14,085,614

Effect of Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation was originally effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. However, the FASB is reviewing certain provisions of the standard and has deferred the effective date for public companies to periods ending after December 15, 2003. The Company currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, did not have impact on The Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. At December 31, 2003, the Company had no such financial instruments outstanding and therefore adoption of this standard had no financial reporting implications.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

While a majority of the Company’s debt facilities and leases are at fixed interest rates, some borrowings, including some of the Company’s leases, are at variable rates and, as a result, the Company is subject to interest rate exposure. There is no interest payable on a majority of the debt due to B&W until the beginning of 2006, at that time the debt will bear an interest rate of prime plus 1%.

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

Item 8. Consolidated Financial Statements and Supplementary Data

The Company’s consolidated financial balance sheets as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003, together with related report of the Company’s outside auditor, are contained on pages F-1 through F-39 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors serve for a one-year term and until the election and qualification of their successors, or their earlier resignation or removal. The following is the current listing of the Board of Directors, as of March 1, 2004:

John R. Bartels, Jr. Mr. Bartels, 69, has served as a director of the Company since January 2002. Mr. Bartels currently is of counsel at the law firm of Bartels & Feurelsen LLP where he was a senior partner from 1988 until 2002. From 1986 to 1992, Mr. Bartels served as a member of the Board of Directors, and general counsel, of Florida Digital Network, Inc. Mr. Bartels also has served as special labor counsel to several corporations and local businesses. Mr. Bartels received his B.A., Magna Cum Laude, from Harvard University in 1956, and an LL.B. in 1960. He attended the University of Munich in 1957 as a Fulbright Scholar where he was an Adenauer Scholar. His professional credits include: Adjunct Professor, Rutgers University School of Law 1969-1971; Instructor, Trial Advocacy, Pace Law School 1978-1986, Assistant U.S. Attorney, Southern District of New York, 1964-1968; Recipient, Outstanding Service Award, U.S. Department of Justice 1970; and Chief, Organized Strike-Force, U.S. Department of Justice, Newark, New Jersey. In 1972 and 1973, Mr. Bartels was counsel to Governor Nelson Rockefeller, where he served as Chief Investigator on the “Hoover Commission” to investigate and recommend improvements to New York City government. Additionally, from 1972 to 1973, Mr. Bartels was the Deputy Assistant Attorney General for the U.S. Department of Justice, Criminal Division. From 1973 to 1975, he was the first Administrator for the U.S. Drug Enforcement Administration, established by Congress in 1973, and in 1974 he was a Delegate from the U.S. Delegation to the U.N. Commission of Narcotic Drugs. Mr. Bartels’ professional memberships include The New York State and American Bar Associations, and he is a Fellow of the American College of Trial Lawyers. Mr. Bartels was a recipient of the Pace Law School Leadership Award in 1990 and received the Commissioner’s Award from the Royal Mounted Canadian Police in 1974.

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

Christopher G. Miller. Mr. Miller, 45, has served as a director of the Company since April 2000. He served as the Company’s Acting Chief Financial Officer from April 2000 until September 2000, and as Chief Financial Officer beginning in September 2000. He is a founder and serves as Chief Executive Officer of The Special Opportunities Group, LLC. Prior to his service at The Special Opportunities Group, Mr. Miller served as Chief Financial Officer of The Gilder Group from 1998 to 1999, Founder and Chief Executive Officer of American Healthcare, Ltd. from 1994 to 1998, Founder and Chief Executive Officer of International Medical Care, Ltd. from 1992 to 1993, and Chief Financial Officer and Executive Vice President of Hospital Corporation International from 1991 to 1992. Upon his graduation from Harvard Business School, Mr. Miller was employed by Bear Stearns Companies Inc. in New York as an Associate in Investment Banking. Mr. Miller serves on the Board of Directors of SignalQuest and Zhou Li’s Marco Polo Collections. Mr. Miller graduated from the U.S. Military Academy at West Point in 1980 with a B.S. in Engineering and received an MBA from Harvard Business School in 1987.

Paul L. Perito. Mr. Perito, 67, is the Company’s Chairman, President and Chief Operating Officer. He has served as Chairman of the Company since August 2000, as a director of the Company since December 1999 and as the Company’s President and Chief Operating Officer since November 1999. Mr. Perito served as the Company’s Executive Vice President, General Counsel and Chief Ethics Officer from June 1999 through November 1999. Previously, Mr. Perito was a senior partner in the law firm of Paul, Hastings, Janofsky & Walker LLP (“PHJ&W”) from July 1991 until June 1999 when he became a senior counsel to the firm at the time he joined the Company. Mr. Perito resigned his position as senior counsel to PHJ&W as of March 31, 2001 after serving as National Co-Chair of the White Collar Corporate Defense Practice Group at PHJ&W since 1991, and Chair of the Litigation Department in that firm’s Washington, D.C. office since 1995. Prior to his re-entry into private practice, he served as Chief Counsel and Deputy Director of the White House Special Action Office on Drug Abuse Prevention (“Drug Czar’s Office”) from 1971 to 1973. Mr. Perito was confirmed by the Senate for that position in March 1972. From 1970 to 1971, Mr. Perito served as Chief Counsel and Staff Director to the U.S. House of Representatives Select Committee on Crime. Immediately prior to serving the Congress, Mr. Perito was an Assistant United States Attorney in the Southern District of New York, U.S. Department of Justice from 1966 to 1970. Mr. Perito graduated from Tufts University, Magna Cum Laude and Phi Beta Kappa and from the Harvard Law School. Mr. Perito was a Rotary International Scholar at the Victoria University of Manchester in Manchester, England and in Lund University, Lund, Sweden in P.P.E. in 1960-61 before entering Harvard Law School. Mr. Perito graduated from Harvard Law School (LLB/JD), as an Edward John Noble Scholar, in 1964 and was thereafter admitted to the Bar of the Commonwealth of Massachusetts. He is also a member of the District of Columbia Bar and is admitted to practice in numerous federal District Courts, Courts of Appeal and the United States Supreme Court. Mr. Perito is the President of the Harvard Law School Association of Greater Washington and a member of the Executive Committee of the Harvard Law School Association, as well as Secretary to the Harvard Law School Association.

Leo S. Tonkin. Mr. Tonkin, 66, has served as a director of the Company since October 1998. He established the Washington Workshops Foundation in 1967, and has served as Founding Director since that time. Since 1999 he also has served as President and Director of Travel Seminars, Inc. He served as a member of the White House Conference on Youth in 1971, Special Assistant to the Chairman of the U.S. House of Representatives Select Committee on Crime, Legal Consultant to the U.S. House of Representatives Higher Education Subcommittee, and Executive Director of the Commissioners’ Council on Higher Education in Washington, D.C. He has served as Chairman of the Board of Trustees of St. Thomas Aquinas College and as a Board member of Southeastern University and Immaculata College. He is a vice president of the London, England Federation of Youth Clubs and advisor to the Retinitis Pigmentosa Foundation in California. Mr. Tonkin is a graduate of Johns Hopkins University and received his law degree from Harvard Law School. He holds an honorary Doctor of Pedagogy degree from St. Thomas Aquinas College and the State University of New York.

Jonnie R. Williams. Mr. Williams, 48, has served as the Company’s Chief Executive Officer since November 1999 and has served as a director of the Company since 1998. Mr. Williams was one of the original founders of Star Tobacco, Inc., and served as Chief Operating Officer (“COO”), and Executive Vice President (“EVP”) until July 1999. On July 1, 1999, in order to concentrate upon the expanding demands of the Company’s sales and new product development, Mr. Williams resigned as COO and EVP to assume the primary responsibilities of Director of Product Development and Sales. Mr. Williams, a principal stockholder of the Company, is also the inventor of the StarCured™ tobacco curing process for preventing or significantly retarding the formation of TSNAs in tobacco and tobacco smoke. Mr. Williams has been involved in venture capital start-up bio-tech companies for over a decade where he has been either a major shareholder or a co-founder of the following companies: LaserSight, LaserVision and VISX. Mr. Williams is also one of the owners of Regent Court Technologies LLC and is a principal in Jonnie Williams Venture Capital Corp.

Executive Officers of the Company who are not Directors

Sheldon L. Bogaz. Mr. Bogaz, 38, has served as ST’s Vice President of Trade Operations since October 2000 and is responsible for managing customer relationships, developing new business, and formulating and implementing pricing and trade programs. He served as the Vice President of Sales and Trade Operations of the Company from September 1995 to October 2000. Prior to joining the Company in 1995, Mr. Bogaz served as a Commercial Lender with NationsBank from 1992 to 1995. He holds a Bachelor of Science Degree in Business Administration from Virginia Commonwealth University.

David M. Dean. Mr. Dean, 44, has served as Vice President of Sales and Marketing of the Company since November 1999. From 1998 to October 1999, he served as a Principal of Group Insurance Concepts of Virginia, L.L.C., an employee benefits consulting firm and an affiliate of Northwestern Mutual. From 1984 to 1998, Mr. Dean was employed with Trigon Blue Cross/Blue Shield in Richmond, Virginia, where he held a variety of executive positions over a 14 year period, including Vice President of the Eastern Region from 1994 to 1996, Vice President of Sales from 1996 to 1997 and Vice President of Sales and Account Management for the Eastern and Western Regions from 1997 to 1998. Trigon Blue Cross/Blue Shield is the largest health insurer in Virginia and was purchased during 2002 by Anthem. Mr. Dean is a graduate of Elon College.

Paul H. Lamb, III. Mr. Lamb, 71, has served as President of Star Tobacco since December 1998. From 1990 to 1994, he served as President of Star Tobacco, and he has served as a director of Star Tobacco since 1990. He served as a consultant to the Company from 1994 until assuming his current position in December 1998. From 1986 to 1990, Mr. Lamb founded and operated Lamb

Services, Ltd., an engineering consulting firm, and from 1958 to 1986 he was employed with Brown & Williamson Tobacco Corporation where he held a variety of engineering positions. Mr. Lamb served as a director of the Southside Regional Medical Center in Petersburg, Virginia for twenty-six years. Mr. Lamb graduated from Virginia Military Institute (VMI) with a degree in civil engineering.

Robert E. Pokusa. Mr. Pokusa, 53, has served as General Counsel of the Company since March 2001. From 1991 to March 2001, he was associated with Paul, Hastings, Janofsky & Walker LLP during which time he worked on a number of matters for the Company and concentrated his practice in the areas of complex civil litigation and administrative law. From 1980 to 1991, Mr. Pokusa was associated with the law firms of Perito, Duerk & Carlson; Finley, Kumble, Wagner, Hiney, Underburg, Manley, Meyerson & Casey; and Washington, Perito and Dubuc. Mr. Pokusa received his Bachelor of Arts Degree from Montclair State University and his law degree from The American University, Washington College of Law. He is a member of the Virginia and District of Columbia bars.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires directors and executive officers and persons, if any, owning more than ten percent of a class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the Company’s equity and equity derivative securities. Based solely upon a review of the copies of such reports furnished to the Company, or written representations from reporting persons, the Company believes that all required persons during 2003, with the exception of the filing discussed below, were in compliance.

On December 11, 1998, Paul H. Lamb III was elected as ST’s president. A Form 3 should have been filed at that time. A Form 3 has been subsequently filed on March 22, 2004 indicating that Mr. Lamb is a Section 16 reporting person.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. The Company has filed a copy of this Code of Ethics as Exhibit 14.1 to this Form 10-K. The Company has also made the Code of Ethics available on its website at: http://www.starscientific.com

The Audit Committee’s Financial Expert

The Board of Directors has determined that the Audit Committee’s financial expert is Whitmore B. Kelley, and further that he is an independent director.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for each individual who served as Chief Executive Officer and the five most highly compensated officers of the Company (the “Named Executive Officers”), certain information concerning their compensation.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award ($)	Securities Underlying Options (#)(2)	All Other Compensation
Jonnie R. Williams Chief Executive Officer	2003 2002 2001	1,000,000 1,000,000 1,000,000	— 300,000 900,000	53,353 53,450 75,015	— — —	— — —	— — —

Paul L. Perito Chairman, President and Chief Operating Officer	2003 2002 2001	1,000,000 1,000,000 1,000,000	— 400,000 900,000	49,013 55,424 31,868	— — —	— — —	— — —

David M. Dean Vice President of Sales and Marketing	2003 2002 2001	295,054 295,054 250,000	2,449 36,632 196,641	11,776 17,521 59,412	— — —	— — —	— — —

Christopher G. Miller Chief Financial Officer(3)	2003 2002 2001	171,254 225,000 191,077	0 0 300,000	7,793 11,510 13,525	— — —	— — 250,000	— — —

Sheldon L. Bogaz Vice President, ST	2003 2002 2001	141,089 — —	82,051 241,782 241,782	— 21,336 21,336	— — —	— — —	— — —

Robert E. Pokusa General Counsel(4)	2003 2002 2001	368,846 385,000 273,736	1,500 1,500 500	19,126 19,565 12,072	— — —	200,000 50,000	— — —

(1)	The Company did not make any long-term incentive plan payouts in 2003, 2002 or 2001.
(2)	The Company did not award any stock appreciation rights to the executive officers in 2003, 2002, or 2001.
(3)	A total of $53,746 of Mr. Miller’s salary has been deferred until 2004, and is not reflected in the amount shown above.
(4)	A total of $26,154 of Mr. Pokusa’s salary has been deferred until 2004, and is not reflected in the amount shown above.

Option Grants During 2003

There were stock options granted to the Named Executive Officers during 2003. The Company has never issued stock appreciation rights. Options are generally granted at an exercise price equal to the fair market value of the Common Stock at the date of grant. The term of each option granted is generally ten years from the date of the grant. Options may terminate before their expiration dates, if the optionee’s status as an employee or a consultant is terminated or upon the optionee’s death or disability.

Aggregated Option Exercises in 2003 and Year-End Option Values

The following table sets forth, for the Named Executive Officers, certain information concerning options exercised during fiscal 2003 and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2003. The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2003 ($ 1.86 per share) and the exercise price of the officer’s options. The Company has never issued stock appreciation rights.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION/SAR VALUES

	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-The-Money Options at December 31, 2003($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jonnie R. Williams	—	—	—	—	—	—
Paul L. Perito	—	—	1,000,000	—	175,000	—
David M. Dean	—	—	350,000	—	—	—
Sheldon L. Bogaz	—	—	100,000	87,500	—	—
Christopher G. Miller	—	—	363,000	—	12,250	—
Robert E. Pokusa	—	—	250,000	—	167,530	—

The Company does not have a defined benefit plan or actuarial pension plan. During 2003, the Company did not have a “long-term incentive plan”, and the Company did not make any “long-term incentive awards”, as such terms are defined in Item 402 of Regulation S-K. During 2003, no stock options were exercised by any optionee.

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

Messrs. Bartels, Kelley, and Tonkin currently are designated as Independent Directors. This designation is intended solely for the purpose of clarifying which directors are entitled to compensation for their services as directors. Directors not designated as Independent Directors generally are those who in the past have been, or currently are being, compensated by the Company for other services rendered, or who have waived their right to receive director compensation. Directors who are employees receive compensation in their capacity as Company employees but do not receive any compensation for board or committee meetings, nor do they receive the “Options Package” made available to individuals serving as Independent Directors.

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

On October 6, 2000, the Company entered into an employment agreement with David Dean, as the Vice President of Sales and Marketing, which was to expire on December 31, 2001. In addition to a $250,000 base salary, the agreement provided for a commission on the sale of cigarettes made by the Company up to a maximum of $250,000 per year during 2000 and 2001. The agreement with Mr. Dean also granted him the right to purchase 350,000 shares of Common Stock at $4.00 per share, of which 175,000 options vested as of the date of the employment agreement, and the remaining balance of 175,000 options vested in equal monthly increments over the twelve-month period following execution of the employment agreement. Upon termination by the Company of Mr. Dean’s employment without Cause or by Mr. Dean for Good Reason (as defined in the employment agreement), the agreement provided that the Company would be obligated to pay to Mr. Dean all salary and commissions that would be due under the employment agreement through the end of the term of the employment agreement. Under the terms of Mr. Dean’s employment agreement, termination for Good Reason included, but was not limited to, certain transactions resulting in a change in voting control of the Company or a disposition of a majority of the Company’s income producing assets. Furthermore, in the event Mr. Dean did not accept the position of president and chief operating officer of Star Tobacco, Inc. in the event of a sale of Star Tobacco, Inc., Mr. Dean could terminate his employment for Good Reason. Pursuant to a separate letter agreement, Mr. Dean’s employment agreement continues on a month-to-month basis described above, except that Mr. Dean is not entitled to any commission for cigarette sales.

On September 15, 2000, the Company entered into an employment agreement with Christopher G. Miller, the Chief Financial Officer, which was to expire on September 15, 2002, with certain renewal options. In addition to a $120,000 base salary, the agreement provided for annual performance bonuses as approved by the Compensation Committee. The agreement with Mr. Miller also granted him the right to purchase 50,000 shares of Common Stock at $4.00 per share, of which 25,000 shares vested on September 15, 2001 and 25,000 shares vested on September 15, 2002. As of March 15, 2001, the Company entered into an Amended and Restated Employment Agreement with Mr. Miller, which was to expire on March 15, 2003. In addition to a base salary of $225,000, the agreement provides for discretionary performance bonuses as approved by the Compensation Committee. This amended and restated agreement superceded the September 15, 2000 employment agreement, except as to the option granted to Mr. Miller under that agreement. The amended and restated agreement with Mr. Miller also granted him the right to purchase 250,000 shares of Common Stock at $1.844 per share, of which 100,000 options vested immediately, 100,000 vested on March 15, 2002, and 50,000 vested on September 15, 2002. Upon termination by the Company of Mr. Miller’s employment without Cause, the Company will be obligated to pay to Mr. Miller severance payments equal to six months salary, paid on a monthly basis. Furthermore, if there is a change of control of the Company (as defined in the employment agreement), and Mr. Miller’s agreement does not continue in effect after such a change in control, the Company will, within 60 days of notifying Mr. Miller of such termination, pay to Mr. Miller (a) a lump sum payment equal to all salary then due and payable and (b) severance payments equal to six months salary, paid on a monthly basis. Pursuant to the terms of the Employment Agreement, Mr. Miller is currently employed on a month-to-month basis.

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

Compensation Committee Interlocks and Insider Participation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 1, 2004 certain information with respect to the beneficial ownership of the Company’s common stock by each beneficial owner of more than 5% of the Company’s voting securities, each director and each named executive officer, and all directors and executive officers of the Company as a group, except as qualified by the information set forth in the notes to this table. As of March 1, 2004, there were 59,719,480 shares of the Company’s common stock outstanding.

Name	Shares Beneficially Owned (1)	Percentage Owned (2)
Jonnie R. Williams (3)	16,814,819	28.2%

Kathleen M. O’Donnell as Trustee for Irrevocable Trust #1 FBO (4) Francis E. O’Donnell, Jr., M.D. and the Francis E. O’Donnell, Jr. Descendants’ Trust 709 The Hamptons Lane Chesterfield, MO 63017	12,624,575	21.1%

Prometheus Pacific Growth Fund, LDC and Frinstead Limited P.O. Box 1062 George Town, Grand Cayman, B.W.I. (5)	4,851,540	8.1%

Francis E. O’Donnell, Jr., M.D. (6) 709 The Hamptons Lane Chesterfield, MO 63017	3,368,362	5.6%

Paul L. Perito (7) 7475 Wisconsin Ave, Suite 850 Bethesda, MD 20814	3,349,000	5.5%

David M. Dean (8)	555,300	*

Christopher G. Miller (9)	528,000	*

Robert E. Pokusa (10) 7475 Wisconsin Ave, Suite 850 Bethesda, MD 20814	320,000	*

Sheldon L. Bogaz (11)	261,100	*

Leo S. Tonkin (12)	170,000	*

Whitmore B. Kelley (13)	163,000	*

John R. Bartels, Jr. (14)	133,500	*

All Directors, Executive Officers and Officers (10 Persons)	22,294,719	35.8%

*	Denotes less than 1% beneficial ownership.
(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days, by April 30, 2004, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them. Unless otherwise noted, the address for each of the above persons is c/o Star Scientific, Inc., 801 Liberty Way, Chester, Virginia 23836.
(2)	The “Percentage Owned” calculations are based on the outstanding shares of common stock as of March 1, 2004.
(3)	Includes 15,714,819 shares held by Mr. Williams. Also includes 1,100,000 shares held by Regent Court of which Mr. Williams is deemed to have beneficial ownership by virtue of his ownership interest in Regent Court and over which he shares voting and investment power with Dr. O’Donnell.

(4)	Includes 10,356,213 shares owned by a trust for the benefit of Francis E. O’Donnell, Jr., M.D., over which Kathleen O’Donnell, as trustee, has sole voting and investment power and 2,268,362 shares owned by a trust for the benefit of Dr. O’Donnell’s children over which Mrs. O’Donnell, as trustee, has sole voting and investment power. Excludes 400,000 shares owned by Hopkins Capital Group II, LLC, 200,000 shares owned by Hopkins Capital Group III, LLC and 200,000 shares owned by Hopkins Capital Group IV, LLC, each of which is a wholly-owned affiliate of Irrevocable Trust #1.
(5)	Includes 2,348,900 shares held by Prometheus Pacific Growth Fund, LDC and 2,502,640 shares held by Prometheus Pacific Growth Fund, Inc. Frinstead Limited serves as the investment manager of Prometheus Pacific Growth Fund, LDC.
(6)	Includes 2,268,362 shares owned by a trust for the benefit of Mr. Williams’ children, over which Dr. O’Donnell has sole voting and investment power. Also includes 1,100,000 shares held by Regent Court of which Dr. O’Donnell is deemed to have beneficial ownership by virtue of his ownership interest in Regent Court and over which he shares voting and investment power with Mr. Williams.
(7)	Includes 2,300,000 shares held by Mr. Perito, 1,000,000 shares which Mr. Perito has the right to acquire upon exercise of stock options that are presently exercisable and an aggregate of 49,000 shares held by his children or in trust for the benefit of his children, of which Mr. Perito disclaims beneficial ownership.
(8)	Includes 350,000 shares that Mr. Dean has the right to acquire upon exercise of stock options that are presently exercisable and 1,100 shares owned by Mr. Dean’s spouse.
(9)	Includes 363,000 shares that Mr. Miller has the right to acquire upon exercise of stock options that are presently exercisable.
(10)	Includes 250,000 shares that Mr. Pokusa has the right to acquire upon exercise of stock options that are presently exercisable.
(11)	Includes 150,000 shares that Mr. Bogaz has the right to acquire upon exercise of stock options that are presently exercisable and 50,000 shares that will vest and become exercisable on March 17, 2004.
(12)	Includes 150,000 shares that Mr. Tonkin has the right to acquire upon exercise of stock options that are presently exercisable.
(13)	Includes 138,000 shares that Mr. Kelley has the right to acquire upon exercise of stock options that are presently exercisable and 25,000 shares that will vest and become exercisable on April 13, 2004.
(14)	Includes 100,000 shares that Mr. Bartels, Jr. has the right to acquire upon exercise of stock options that are presently exercisable.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	4,824,236	$2.38	3,175,764
Equity Compensation Plans Not Approved by Shareholders (1)	730,526	$2.08	0

Total	5,554,762		3,175,764

(1)	Includes a total of 125,000 non-qualified options to purchase shares of common stock at an exercise price of $3.375 granted to five consultants on September 24, 1999 pursuant to individual option agreements. These options fully vested on the date of grant and expire on July 7, 2004 if unexercised. Also includes 195,000 non-qualified options to purchase shares of common stock at an exercise price of $1.00 granted to a consultant on June 1, 2000 pursuant to an individual option agreement. These options fully vested on the date of grant and expire on March 1, 2009, if unexercised. The Company has also granted warrants to purchase shares of common stock of the Company to two consultants. Specifically, on December 20, 2000, the Company issued 210,526 warrants to purchase shares of common stock at an exercise price of $2.375 to a consultant. These warrants fully vested on the date of issuance and expire ten years thereafter, or if earlier, two years after the holder’s consulting agreement with the Company is terminated. The Company also issued 200,000 warrants to purchase shares of our common stock at an exercise price of $2.020 on March 20, 2002 to another consultant. These warrants fully vested on or prior to July 1, 2002 and will expire on the ten-year anniversary of the date of grant.

Item 13. Certain Relationships and Related Transactions

The Company has entered into a license agreement (the “License Agreement”) as the licensee with Regent Court Technologies, LLC, of which Jonnie R. Williams, the Company’s founder and Chief Executive Officer and Francis E. O’Donnell, Jr., M.D., the beneficiary of the O’Donnell Trust, which is the Company’s second largest shareholder (after Mr. Williams), are the owners. The License Agreement provides, among other things, for the grant of an exclusive, world-wide, irrevocable license to the Company, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor’s patent rights and know-how relating to the processes for curing tobacco so as to significantly prevent the formation of certain toxic carcinogens present in tobacco and tobacco smoke, namely the tobacco specific nitrosamines (TSNAs), and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereinafter developed. The Company is obligated to pay to Regent Court a royalty of 2% on all net sales of products by it and any affiliated sublicensees, and 6% on all fees and royalties received by it from unaffiliated sublicensees, less any related research and development costs incurred by the Company. The License Agreement expires with the expiration of the last of any applicable patents. Ten United States patents have been issued, and additional patent applications are pending in the United States and in approximately 80 foreign jurisdictions. To date, the Company has paid no royalties under the License Agreement. The License Agreement may be terminated by the Company upon 30 days written notice or by Regent Court if there is a default in paying royalties or a material breach by the Company or the purchase of Star Scientific’s stock or assets.

Mr. Williams and Dr. O’Donnell have in the past jointly owned an airplane and currently are the principals in a company, Starwood Industries, Inc. (“Starwood”), that acquired an airplane in 2002. The Company has utilized the airplane for business travel throughout the United States and to Mexico to client, vendor and scientific or technical consultant locations that are not near or easily accessible to airports with regularly scheduled or frequent commercial airline services. In late 2002, the Company entered into an agreement with Starwood under which it agreed to pay $2,100 per hour for use of the aircraft up to a maximum amount in any month equal to Starwood’s total monthly payment for the aircraft. Prior to this arrangement with Starwood in 2002, the Company made direct payments for expenses incurred to various arms-length vendors with respect to utilization of the airplane. Payments made by the Company to Starwood (or Messrs. Williams and O’Donnell as predecessors-in-interest to the airplane) with respect to aircraft expenses were $820,307 in 2003, $656,310 in 2002, $258,992 in 2001 and $191,680 in 2000, and were billed at cost. The Company has agreed to eliminate the costs associated with the use of this aircraft in 2004.

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

In 1999, Mr. Perito purchased under his original employment agreement 2,000,000 shares of Common Stock at $1 per share, and the Company financed the purchase with a loan bearing interest at 7% (due annually) with all principal due in July 2005. Effective as of January 1, 2002, the interest rate was changed from 7% to the minimum applicable federal rate determined under Section 1274(d) of the Internal Revenue Code of 1986, as amended. The note is non-recourse with respect to accrued unpaid interest and 85% of the principal. The Company has recognized interest income of approximately $21,000, $35,000, $140,000 and $134,000 during 2003, 2002, 2001 and 2000, respectively, in connection with the note.

In 2002, 2001 and 2000, the Company paid $251,882, $372,493 and $288,198 to McSweeney & Crump, P.C. (formerly McSweeney, Burtch & Crump) with respect to various legal services connected with the Company’s business. Patrick M. McSweeney has been and continues to be a named partner in this firm. In addition to payments to the firm, Mr. McSweeney was paid $82,500 and $37,500 as a consultant to the Company during 2000 and 2001, respectively. Mr. McSweeney was elected to the Board of Directors in January 2002 and resigned from the Board of Directors in February 2003.

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

In early October 2003, Jonnie R. Williams, Star’s CEO and largest shareholder, loaned Star $2 million in funds for corporate purposes. In a letter dated November 7, 2003, Mr. Williams advised the Company that he would personally extend an additional $8 million (and with the funds previously loaned in October, a total of $10 million) to the Company on an as-needed basis until the Company returns to profitability. Since October, Mr. Williams has from time-to-time advanced amounts up to approximately $5 million to the Company. As of March 23, 2004, the advances to the Company were approximately $4.5 million. The Company has now entered into a loan agreement with Mr. Williams under which he has agreed to make a total of $10.0 million available to the Company with the understanding that none of the principal or interest would be payable before March 31, 2005. The loan agreement provides that interest on the outstanding advances by Mr. Williams would be at a rate of 8% per annum on the outstanding balance. After March 31, 2005, subject to restrictions in any other lending documents, the outstanding balance will be repaid to Mr. Williams based on his determination of the Company’s ability to repay such advances.

Further, Mr. Williams has pledged to provide such funds as may be necessary to the Company to cover cash flow shortfalls in 2004 and through March 31, 2005.

Item 14. Principal Accountant Fees and Services

During 2003, annual fees for the year-end auditing totaled $93,994, and quarterly review fees totaled $68,132. In addition, during 2003, the auditors also charged audit related fees of $120,945 for preparing audited financial statements and the Information Statement for the sale of the cigarette business to NATC.

Tax fees for compliance and fees associated with the ongoing private letter ruling aggregated $121,439.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by Aidman, Piser & Company, P.A. in 2003. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Aidman, Piser & Company, P.A. Fees associated with audit-related services and 2003 tax services were incurred prior to establishment of the pre-approval policy. The audit committee has pre-approved audit and tax fees for 2004.

Item 15. Exhibits, Financial Statements and Reports on Form 8-K

(a)	Financial Statements:

A list of financial statements included herein is set forth in Item 8.

(b)	Reports on Form 8-K:

The Company did not file any Current Reports on Form 8-K during the last quarter of 2003.

(c)	Exhibits:

Number	Description

2.1	Asset Purchase Agreement between Star Scientific, Inc., a Delaware corporation and Eyetech, LLC, a Minnesota limited liability company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998(1)

2.2	Escrow Agreement between Star Scientific, Inc., a Delaware corporation, Eyetech, LLC, a Minnesota limited liability company and Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, and Jonnie R. Williams and Vincent Ellis as Escrow Agents, dated February 16, 1999, and effective December 30, 1998(1)

2.3	Asset Purchase Agreement, dated as of February 18, 2003, among North Atlantic Trading Company, Inc., Star Scientific, Inc., and Star Tobacco, Inc.(17)

3.1	Restated Certificate of Incorporation(2)

3.2	Bylaws of Star Scientific, Inc. as Amended to Date(2)

10.1	Stock Exchange Agreement between Eye Technology, Inc. and the stockholders of Star Tobacco & Pharmaceuticals, Inc., dated February 6, 1998(3)

10.2	License Agreement between Star Tobacco & Pharmaceuticals, Inc., as Licensee and Regent Court Technologies, Jonnie R. Williams, and Francis E. O’Donnell, Jr., M.D., as Licensor, dated January 5, 1998(4)

10.3	Amendment No. 1 to License Agreement between Regent Court Technologies, Jonnie R. Williams, Francis E. O’Donnell, J.R., M.D. and Star Tobacco & Pharmaceuticals, Inc., dated August 3, 1998(6)

10.4	1998 Stock Option Plan, as amended(7)

10.5	2000 Equity Incentive Plan(8)

10.6	Promissory Note dated April 27, 1999 of Paul L. Perito(18)

10.7	Qualified Stock Option Agreement dated as of April 27, 1999 between Star Scientific, Inc. and Paul L. Perito(9)

10.8	Amended and Restated Manufacture and License Agreement between the Company and Powell Manufacturing Company, Inc., dated October 12, 1999(10)

10.9	Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.10	Loan Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.11	Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated December 16, 1999(10)

10.12	Supply Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.13	Loan and Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Finova Capital Corporation, dated January 20, 2000(10)

10.14	Lease and Purchase Option Contract between the Company and the Industrial Development Authority of the Town of Chase City, Virginia, dated March 10, 2000(10)

10.15	Form of Director Indemnification Agreement(7)

10.16	Form of Officer Indemnification Agreement(7)

10.17	First Amendment to Loan and Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Finova Capital Corporation, Business Credit, dated April 12, 2000(7)

10.18	Executive Employment Agreement between Star Scientific, Inc. and David Dean, dated October 6, 2000(8)

10.19	Restated Loan Agreement between Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.20	Restated Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.21	Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.22	Guaranty Agreement between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.23	Guarantee Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.24	Executive Employment Agreement dated as of September 15, 2000 between Star Scientific, Inc. and Christopher G. Miller(11)

10.25	Amended and Restated Executive Employment Agreement dated as of March 15, 2001 between Star Scientific, Inc. and Christopher G. Miller(8)

10.26	Executive Employment Agreement dated as of March 30, 2001 between Star Scientific, Inc. and Robert E. Pokusa(8)

10.27	Restated Master Agreement, dated April 25, 2001, by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.28	First Amendment to Restated Loan Agreement dated April 25, 2001, among Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation(12)

10.29	Hard Tobacco Agreement, dated April 25, 2001, between Brown & Williamson Tobacco Corporation and Star Scientific, Inc.(12)

10.30	Trademark License and Royalty Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.31	Other Low TSNA Tobacco Royalty Agreement, dated April 25, 2001 by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.32	First Amendment to Regent/B&W License Agreement, dated April 25, 2001, by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.33	Chase City License and Services Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.34	Exclusive License Agreement dated as of March 16, 2001 by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.35	Sublicense Agreement dated as of March 16, 2001 by and among Star Scientific, Inc. and Star Tobacco & Pharmaceuticals, Inc.(2)

10.36	Consent to Assignment dated March 16, 2001 by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Tobacco & Pharmaceuticals, Inc., and Star Scientific, Inc.(2)

10.37	Amendment No. 1 dated April 5, 2001 to Exclusive License Agreement by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.38	Promissory Note dated August 20, 2001 of Christopher G. Miller(2)

10.39	Promissory Note dated August 20, 2001 of Robert E. Pokusa(2)

10.40	Promissory Note dated August 20, 2001 of Sheldon L. Bogaz(2)

10.41	Promissory Note dated August 20, 2001 of David M. Dean(2)

10.42	Master Lease Agreement Dated as of June 29, 2001 between General Electric Capital Corporation and Star Scientific, Inc.(13)

10.43	Master Lease Agreement Dated as of September 28, 2001 between Heller Financial Leasing, Inc. and Star Scientific, Inc. and Star Tobacco, Inc.(13)

10.44	Master Lease Agreement Dated as of July 1, 2001 between General Electric Capital Corporation and Star Scientific, Inc.(13)

10.45	Lease Agreement dated as of February 26, 2002 between GE Capital and Star Scientific, Inc.(14)

10.46	Master Lease Agreement dated as of December 5, 2001 between Applied Financial and Star Scientific, Inc. and Star Tobacco Inc.(14)

10.47	Master Lease Agreement dated as of April 9, 2002 between Key Equipment Finance, and Star Scientific, Inc.(14)

10.48	Contract with The Industrial Development Authority of Mecklenburg County, Virginia and The Industrial Development Authority of the Town of Chase City, Virginia, for a 10-year lease and option to purchase an approximately 91,000 square foot building at 89 Duckworth Road(15)

10.49	Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of June 14, 2002(16)

10.50	Allonge, dated as of June 14, 2002, by and between Star Scientific, Inc. and Paul L. Perito, Esq.(16)

10.51	First Modification Agreement to Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of November 1, 2002(16)

10.52	October 3, 2003 Letter Agreement between Star Scientific, Inc. and Brown and Williamson Tobacco Corporation

10.53	Loan Agreement between Mr. Jonnie R. Williams and the Company, dated March 22, 2004.

10.54	Amendment to Master Lease Agreement and Schedule, dated as of January 16, 2004, between Southern Pacific Bancapital, Star Scientific, Inc., and Star Tobacco, Inc.

10.55	Convertible Debenture, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities, Corp.

10.56	Warrant, dated March 25, 2004. issued by Star Scientific, Inc. to Manchester Securities, Corp.

10.57	Securities Purchase Agreement, dated March 25, 2004 between Star Scientific, Inc. and Manchester Securities Corp.

10.58	Registration Rights Agreement, dated March 25, 2004 between Star Scientific, Inc. and Manchester Securities Corp.

10.59	Guaranty Agreement, dated March 25, 2004 issued by Star Tobacco, Inc.

10.60	Security Agreement, dated March 25, 2004 between Star Scientific, Inc., Star Tobacco, Inc. and Manchester Securities Corp.

10.61	Subordination Agreement, dated March 25, 2004 between Star Scientific, Inc., Jonnie Williams and Manchester Securities Corp.

10.62	Form of Reedland Warrant, dated as of March 25, 2004, issued by Star Scientific, Inc.

14.1	Corporate Code of Business Conduct and Ethics, dated March 2004.

21.1	Subsidiaries of Star Scientific, Inc.(18)

24.1	Powers of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release of Star Scientific, Inc., dated March 26, 2004

(1)	Incorporated by reference to Star’s Current Report on Form 8-K dated March 2, 1999
(2)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(3)	Incorporated by reference to Star’s Current Report on Form 8-K dated February 19, 1998
(4)	Incorporated by reference to Star’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998
(5)	Incorporated by reference to Star’s Current Report on Form 8-K dated July 15, 1998
(6)	Incorporated by reference to Star’s Current Report on Form 8-K dated September 11, 1998
(7)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 1999
(8)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2000
(9)	Incorporated by reference to Star’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999
(10)	Incorporated by reference to Star’s Registration Statement on Form S-1/A dated May 8, 2000
(11)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
(12)	Incorporated by reference to Star’s Current Report on Form 8-K filed May 17, 2001
(13)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2001
(14)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(15)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(16)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(17)	Incorporated by reference to Star’s Current Report on Form 8-K filed February 18, 2003
(18)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Virginia on the 26th day of March, 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

Signature	Title	Date

/s/ JONNIE R. WILLIAMS Jonnie R. Williams	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2004

/s/ PAUL L. PERITO Paul L. Perito	Chairman of the Board, President and Chief Operating Officer	March 26, 2004

/s/ CHRISTOPHER G. MILLER Christopher G. Miller	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 26, 2004

/s/ JOHN R. BARTELS, JR. John R. Bartels, Jr.	Director	March 26, 2004

/s/ WHITMORE B. KELLEY Whitmore B. Kelley	Director	March 26, 2004

/s/ LEO S. TONKIN Leo S. Tonkin	Director	March 26, 2004

STAR SCIENTIFIC, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

Independent Auditors’ Report

To the Board of Directors and Stockholders of

Star Scientific, Inc. and Subsidiary

Chester, Virginia

We have audited the accompanying consolidated balance sheets of Star Scientific, Inc. and Subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule included on page F-39. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 16, the Company elected not to join in the Master Settlement Agreement (“MSA”) among forty-six states, several U.S. territories and a number of tobacco manufacturers, as a Subsequent Participating Manufacturer. As a result thereof, the Company is required to annually contribute funds into escrow under statutes which the MSA required participating states to pass if they were to receive the full benefits of the settlement. Such escrowed funds will be available to pay judgments in tobacco-related litigation, if any, filed by the states and, if not used, returned to the Company in twenty-five years. The Company’s 2003 escrow obligation is currently estimated to be approximately $7-8 million which must be funded by April 15, 2004.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Scientific, Inc. and Subsidiary as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ AIDMAN, PISER & COMPANY, P.A.

February 27, 2004, except for Note 2,

    for which the date is March 25, 2004

Tampa, Florida

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
Current assets:
Cash and cash equivalents	$—	$13,968
Accounts receivable, trade, net	5,596,645	9,648,102
Inventories	3,991,425	9,211,518
Prepaid expenses and other current assets	835,691	887,447
Deferred tax asset	179,000	1,461,000
Refundable income taxes	—	4,265,074

Total current assets	10,602,761	25,487,109

Property, plant and equipment, net	18,876,540	21,352,983
Idle equipment	1,160,208	3,889,735

Intangibles, net of accumulated amortization,	974,836	1,039,290
Other assets	1,515,181	1,478,874
Tobacco leaf inventories	—	2,400,000
MSA Escrow funds	27,024,433	33,482,229
Deposits on property and equipment	151,500	168,392

	$60,305,459	$89,298,612

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
Current liabilities:
Bank overdraft	$465,212	$—
Current maturities of long-term debt	4,572,384	2,151,221
Current maturities of capital lease obligations	4,536,565	4,395,234
Accounts payable, trade	6,601,226	9,617,079
Federal excise taxes payable	2,626,736	3,780,191
Accrued expenses	817,937	1,013,380

Total current liabilities	19,620,060	20,957,105

Deferred tax liability	581,000	12,111,000
Note payable, bank	—	4,104,569
Note payable, related party	3,661,703	—
Long-term debt, less current maturities	25,386,710	21,567,218
Capital lease obligations, less current maturities	1,789,009	5,356,405
Deferred gains on sale leasebacks	218,197	419,665

Total liabilities	51,256,679	64,515,962

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stockA	5,972	5,972
Preferred stockB	—	—
Additional paid-in capital	15,431,605	15,304,793
Retained earnings (accumulated deficit)	(3,788,797)	12,871,885
Notes receivable, officers	(2,600,000)	(3,400,000)

Total stockholders’ equity	9,048,780	24,782,650

	$60,305,459	$89,298,612

A	($.0001 par value, 100,000,000 shares authorized, 59,719,460 shares issued and outstanding.)
B	(Class A, convertible, $.01 par value, 4,000 shares authorized, no shares issued and outstanding; Series B, convertible; $.01 par value 15,000 shares authorized, no shares issued and outstanding)

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Net sales	$73,258,583	$158,192,090	$174,783,423
Less:
Cost of goods sold	20,425,117	77,015,844	79,548,480
Excise taxes on products	36,535,968	54,457,722	58,822,304

Gross profit	16,297,498	26,718,524	36,412,639

Operating expenses:
Marketing and distribution	9,853,240	14,497,297	11,684,344
General and administrative	16,595,181	13,043,866	8,770,956
Depreciation	3,243,568	3,052,883	2,343,388
Research and development	709,300	976,110	4,085,804

Total operating expenses	30,401,289	31,570,156	31,848,819

Operating income (loss)	(14,103,791)	(4,851,632)	4,563,820

Other income (expense):
Interest income	205,516	551,338	1,134,791
Interest expense	(1,627,807)	(1,821,911)	(597,143)
Gain (loss) on disposal of assets	(3,547,789)	169,301	(161,044)
Other (settlement funded from MSA escrow in 2003)	(9,834,811)	—	68,124
Other income	2,000,000	—	—

	(12,804,891)	(1,101,272)	444,728

Income (loss) before income taxes	(26,908,682)	(5,952,904)	5,008,548
Income tax (expense) benefit	10,248,000	1,595,000	(1,948,000)

Net income	$(16,660,682)	$(4,357,904)	$3,060,548

Basic income (loss) per common share	$(.28)	$(.07)	$.05

Diluted income (loss) per share	$(.28)	$(.07)	$.05

Weighted average shares outstanding - basic	59,719,460	59,729,315	59,741,460

Weighted average shares outstanding - diluted	59,719,460	59,729,315	60,392,426

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2001

	Common Stock		Additional Paid-In Capital	Retained Earnings	Notes Receivable, Officers	Total
	Shares	Amount
Balances, January 1, 2000, carried forward	59,741,460	$597,414	$13,250,166	$14,228,425	$(2,800,000)	$25,276,005
Change in par value	—	(591,440)	591,440	—	—	—
Capital contribution	—	—	292,800	—	—	292,800
Advances to officers	—	—	—	—	(600,000)	(600,000)
Stock-based compensation	—	—	531,050	—	—	531,050
Net income	—	—	—	3,024,548	—	3,024,548

Balances, December 31, 2001	59,741,460	$5,974	$14,665,456	$17,252,973	$(3,400,000)	$28,524,403

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2003

	Common Stock		Additional Paid-In Capital	Retained Earnings	Notes Receivable, Officers	Total
	Shares	Amount
Balances, January 1, 2001 carried forward	59,741,460	$5,974	$14,665,456	$17,252,973	$(3,400,000)	$28,524,403
Repurchase and retirement of treasury stock shares	(22,000)	(2)	(5,502)	(23,184)		(28,688)
Stock-based compensation	—	—	344,839	—	—	344,839
Shareholder contribution	—	—	300,000	—	—	300,000
Net loss	—	—	—	(4,357,904)	—	(4,357,904)

Balances, December 31, 2002	59,719,460	$5,972	$15,304,793	$12,871,885	$(3,400,000)	$24,782,650

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2003

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Notes Receivable, Officers	Total
	Shares	Amount
Balances, January 1, 2003 carried forward	59,719,460	$5,972	$15,304,793	$12,871,885	$(3,400,000)	$24,782,650
Stock-based compensation	—	—	126,812			126,812
Collection of officer note receivable	—	—			800,000	800,000
Net loss	—	—		(16,660,682)		(16,660,682)

Balances, December 31, 2003	59,719,460	$5,972	$15,431,605	$(3,788,797)	$(2,600,000)	$9,048,780

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Operating activities:
Net income	$(16,660,682)	$(4,357,904)	$3,024,548
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	3,243,568	3,052,883	2,913,388
Amortization of intangibles, deferred gains and other non-cash charges	(114,440)	(52,095)	206,813
Loss on disposal of property and equipment	1,547,789	—	—
Deferred income taxes	(10,248,000)	(1,595,000)	475,000
Stock-based compensation expense	126,812	344,839	531,050
Settlement funded from MSA escrow	9,834,875	—	—
Expenses funded through shareholder contribution	—	300,000	—
Marketing expense funded from capital contribution	—	—	292,800
Repayment of debt funded through royalty revenue	—	(1,500,000)	(1,500,000)
Increase (decrease) in cash resulting from changes in:
Accounts receivable, trade	4,051,454	(6,459,690)	2,284,091
Inventories	7,620,093	392,560	(6,058,923)
Prepaid expenses and other current assets	51,756	(515,730)	71,850
Deposits on operating leases	—	—	(1,268,559)
Changes in other assets	(58,881)	97,974	(139,942)
Accounts payable	5,980,693	(2,281,867)	8,717,968
Federal excise taxes payable	1,153,455)	1,938,554	(4,639,714)
Accrued expenses	(195,443)	(875,409)	(519,611)
Income taxes payable and refundable taxes	4,265,074	9,189,442	(3,966,515)

Net cash flows from operating activities	8,291,213	(2,321,443)	424,244

Investing activities:
Purchases of property, plant and equipment	(75,393)	(318,615)	(955,091)
Proceeds from disposal of property and equipment	—	20,000	1,852,300
Acquisition of intangible assets	—	(98,246)	(321,385)
Deposits on property and equipment	(130,000)	(494,575)	(2,999,266)
(Advances to) collection of advances to officers	800,000	—	(600,000)

Net cash flows from investing activities	594,607	(891,436)	(3,023,442)

(Continued)

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Financing activities:
Proceeds from capital leases (sale/leasebacks)	$—	$3,339,477	10,842,731
Proceeds from related party borrowers	3,661,703	—	—
Proceeds from (repayment of) notes payable	(4,104,566)	4,104,569	—
Payments on long-term debt and capital leases	(5,545,058)	(5,235,174)	(5,066,395)
Increase in bank overdraft	465,212	—	—
Proceeds from long-term debt	—	3,000,000	—
Repurchase of treasury stock	—	(28,688)	—

Net cash flows from financing activities	(5,522,709)	5,180,184	5,776,336

Deposits to MSA Escrow fund	(3,765,951)	(5,037,949)	(16,839,125)

Refunds received from MSA Escrow fund	388,872	—	—

Change in cash and cash equivalents	(13,968)	(3,070,644)	(13,661,987)

Cash and cash equivalents, beginning of year	13,968	3,084,612	16,746,599

Cash and cash equivalents, end of year	$—	$13,968	$3,084,612

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,675,452	$1,838,001	$605,443

Income taxes	$—	$—	$3,052,516

Supplemental schedule of non-cash investing and financing activities:
Purchase of fixed assets financed by long-term debt/capital leases	$—	$243,395	$—

Accounts payable converted to long-term debt	$8,359,648	$—	$—

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.	Nature of Business and summary of significant accounting policies:

Nature of business:

Star Scientific, Inc. (“Star”) and its wholly-owned subsidiary, Star Tobacco, Inc. (“ST” and together with Star, the “Company”) are technology-oriented tobacco companies with a mission to reduce toxins in tobacco leaf and tobacco smoke. The Company is engaged in:

(1) the development, implementation and licensing of scientific technology for the curing of tobacco so as to substantially prevent the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco-specific nitrosamines (“TSNAs”);

(2) the manufacturing, sales, marketing and development of very low nitrosamine smokeless tobacco products that also carry enhanced warnings beyond those required by the Surgeon General, including Stonewall™ moist and dry snuffs, ARIVA® compressed powdered tobacco cigalett™ pieces, and STONEWALL Hard Snuff™. The Company also manufactures a very low nitrosamine smokeless tobacco product (Interval®) for Brown & Williamson Tobacco Corporation which is currently in test market; and

(3) the manufacture and sale of four discount cigarette brands.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Star Scientific, Inc. and its wholly-owned subsidiary, Star Tobacco, Inc. All intercompany accounts and transactions have been eliminated.

Advertising Costs:

Advertising costs are expensed as incurred and are included in marketing and distribution expenses. For the years ended December 31, 2003, 2002 and 2001, advertising costs were $118,000, $384,000, and $329,000, respectively.

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

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.	Summary of significant accounting policies (continued):

MSA Escrow fund:

Cash deposits restricted pursuant to the MSA (Note 16) are reflected as a non-current asset in the accompanying balance sheets. All interest earned on this account is unrestricted and reflected in current earnings.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are customer obligations due under normal trade terms. We sell our products to distributors and retail customers. We perform continuing credit evaluations of our customers’ financial condition and do not require collateral.

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are written off to bad debt expense. The allowance for doubtful accounts contains a general accrual for remaining possible bad debts. The allowance for doubtful accounts at December 31, 2003 and 2002 was $98,277 and $47,547, respectively. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

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

Intangibles:

Intangibles consist primarily of licensing costs, patents and trademarks and packaging design costs. Intangibles are amortized using the straight-line method over a period of 17 years for patents and licensing costs and 5 years for packaging design costs. Substantially all trademarks owned by the Company have indefinite lives and, as such, are not amortized.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

Impairment of long-lived assets:

The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition using a weighted average cash flow probability method. If the estimated future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value.

Segment reporting:

The Company has operations in two business segments and, as a result, has adopted Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information (“FAS 131”). FAS 131 establishes standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has identified these segments based on the nature of business conducted by each. The identifiable segments are 1) the manufacture and sale of discount cigarettes and smokeless tobacco products to wholesalers, and 2) the sale of tobacco cured utilizing the technology to which the Company is the exclusive licensee and royalties thereon. This second segment also includes costs incurred in the research and development of methods of manufacturing less toxic and potentially less harmful tobacco products.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.	Summary of significant accounting policies (continued):

Net income (loss) per common share:

Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding.

Diluted earnings (loss) per share is computed assuming conversion of all potentially dilutive stock options and warrants. Potential common shares outstanding are excluded from the computation if their effect is antidilutive.

Revenue Recognition:

Revenue is recognized when tobacco products are delivered to customers and title passes. The Company also records appropriate provisions for uncollectible accounts and credit for returns. In connection with its leaf segment, the Company historically sold low-TSNA StarCured™ tobacco to Brown & Williamson Tobacco Corporation (“B & W”) at a price approximately equivalent to its purchase price. The Company was the primary obligor to the tobacco farmers, from whom the tobacco is purchased, and had general inventory risk. Due to these factors, and others, the Company recorded tobacco leaf sales and the related cost of sales at gross amounts. (See Note 6 for 2003 transactions.) Royalty revenues are recognized when earned.

Shipping costs:

Shipping costs are included in marketing and distribution expenses and aggregated approximately $1,025,000, $1,237,000 and $1,650,000 in 2003, 2002 and 2001, respectively.

Recent accounting pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities (Amended). This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation was originally effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. However, the FASB is reviewing certain provisions of the standard and has deferred the effective date for public companies to periods ending after December 15, 2003. The Company currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, did not have impact on The Company’s financial position or results of operations.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.	Summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. At December 31, 2003, The Company had no such financial instruments outstanding and therefore adoption of this standard had no financial reporting implications.

2.	Liquidity and managements’ plans:

During 2003 and 2002, the Company incurred substantial net losses and, as a result thereof, has a working capital deficit of approximately $8.9 million at December 31, 2003. In addition, as discussed in Note 16, the Company has to fund its 2003 MSA escrow obligation of approximately $7-8 million in April 2004. Further, the Company expects to achieve a slight profit from operations in 2004. Management’s plans in connection therewith as well as to cover expected cash flow shortfalls include, but are not limited to, the following:

•	Rebuilding the core discount cigarette business which has substantially declined in 2003 largely as a result of distractions related to the pendency and ultimate termination of the proposed 2003 sale of the cigarette business to National Atlantic Trading Company.

•	Reducing cost of cigarette sales by manufacturing discount cigarettes at the Company’s own facility and using less expensive tobacco and filters.

•	Reducing operating expenses, including, but not limited to, reductions and deferrals of management salaries and eliminations of certain corporate travel costs and employee auto leases.

The Company plans to fund its working capital needs through March 2005 through:

•	Proceeds of a $9 million convertible debenture, which was received in March 2004. (See subsequent events discussion below.)

•	The proceeds of a possible offering of equity securities in 2004, if feasible.

•	A commitment by the Company’s largest shareholder, Mr. Jonnie R. Williams, to fund the Company’s working capital needs to the extent necessary through March 2005.

The Company’s long-term financial success is ultimately dependent upon the successful resolution of the Company’s patent infringement lawsuit against RJR (see Note 16) and the return to profitability through generation of sales of the Company’s discount cigarettes, low TSNA tobacco and smokeless tobacco products or royalties from licensing of the Company’s low TSNA patents. In the absence of a successful resolution of the RJR patent infringement lawsuit, the Company will be required to raise additional debt or equity proceeds to fund its operations after March 2005. There can be no assurances that the Company will be successful in those efforts if they become necessary.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

2.	Liquidity and managements’ plans (continued):

Subsequent events:

On March 25, 2004, the Company entered into a series of agreements with Manchester Securities Corp. (“Manchester Securities”). Under the agreements, Manchester Securities purchased from the Company a $9 million two-year, convertible 8% debenture and warrants for 502,681 shares of the Company’s common stock. The proceeds from this transaction will be used for general corporate purposes, including funding of the Company’s MSA escrow obligations.

The Debenture is secured by ST’s inventory and account receivables to the extent not subject to B&W’s prior security interests. Interest on the debenture is to be paid quarterly beginning in June 2004, and principal payments together with interest are to be made in four quarterly installments on each quarterly anniversary date of the debenture, beginning in March 2005. The debenture can be converted into Star’s common stock at a price of $3.73 per share, which represents the closing price of the Company’s common stock on the day preceding the date of the debenture. The warrants entitle Manchester Securities, at any time during the next five years, to acquire 502,681 shares of common stock at an exercise price of $4.476, which is a 20% premium over the closing price on the day preceding the date of the warrant. In connection with the transaction, the Company and Manchester Securities also entered into a Securities Purchase Agreement, a Security Agreement and a Registration Rights Agreement. ST also executed the Security Agreement, as well as a Guaranty with respect to Star’s obligations under the Debenture and related agreements. The Manchester Securities agreements contain significant restrictions on the Company’s ability to raise additional financing, as well as a number of provisions that could result in the Company incurring default interest rates and having to repay the principal amount, plus interest and substantial penalties prior to the contemplated date of maturity.

The Company also paid a finder’s fee to Reedland Capital Partners, a division of Financial West Group, in the form of 173,611 shares of the Company’s restricted common stock and issued to them five year warrants to purchase 100,000 shares of the Company’s stock at an exercise price of $4.49.

The Company’s ability to raise additional capital through additional debt is subject to significant restrictions under the Manchester Securities agreements, including outright prohibitions on raising funds through additional secured debt or other debt that is not subordinated to the debentures. If the Company elects to raise equity, Manchester Securities would have its conversion option reset to the extent the issuance price for the equity was below its present conversion price.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

3.	Inventories:

Inventories consist of the following:

	2003	2002
Tobacco leaf	$563,463	$3,317,244
Raw materials	457,053	528,943
Packaging materials	1,286,877	1,466,369
Finished goods	2,014,032	3,898,962
Inventory reserve	(330,000)	—

	$3,991,425	$9,211,518

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

4.	Property, plant and equipment:

Property, plant and equipment consists of the following:

	2003	2002
Land	$159,879	$159,879
Buildings	430,020	345,134
Leasehold improvements	1,284,627	1,367,013
Tobacco curing barns	20,667,083	19,788,102
Machinery and equipment	6,302,103	6,549,543
Office and sales equipment	1,180,819	1,329,358

	30,024,531	29,539,029
Less accumulated depreciation	(11,147,991)	(8,186,046)

	$18,876,540	$21,352,983

During 2002 and 2001, the Company entered into several sale-leaseback transactions (see Note 6). Tobacco curing barns noted above include both owned and leased barns as follows:

	2003	2002
Tobacco curing barns owned	$8,394,468	$7,515,487
Tobacco curing barns under capital lease obligations	12,272,615	12,272,615

	$20,667,083	$19,788,102

Amortization associated with these leased barns was $1,614,345 and $1,555,906 in 2003 and 2002, respectively, and is included in depreciation and amortization in the accompanying statements of operations. The Company also maintains and has earmarked for curing burley tobacco approximately 65 barns in Kentucky which are classified as “idle equipment”. These barns can be used for curing flue-cured tobacco, and thus can be moved to Virginia or another state to cure flue-cured tobacco. At present, it is anticipated that the barns will remain idle, or moved to supplement the existing tobacco curing operations for flue-cured tobacco. In 2003, a number of StarCured™ barns were removed from Kentucky and relocated to Virginia. Since these had been idle equipment in 2002, the total number of barns in service increased, thus the value of the tobacco barns in service (shown in the table above) increased even though no new barns were purchased.

5.	Intangible assets:

Intangibles consist of the following:

	2003	2002
Patents	$958,542	$983,186
Trademarks and other intangibles	397,585	382,451

	1,356,127	1,365,637
Less: accumulated amortization	(381,291)	(326,347)

	$974,836	$1,039,290

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

5.	Intangible assets (continued):

An aggregate of $141,576 in trademarks have indefinite lives and are therefore not subject to amortization.

Expected future amortization of intangibles with finite lives is as follows:

Year ending
2004	$75,000
2005	75,000
2006	75,000
2007	75,000
2008	75,000
Thereafter	458,260

$833,260

6.	Relationship with Brown & Williamson Tobacco Corporation (“B&W”)

On October 12, 1999, the Company and B&W entered into an agreement (referred to as the “Master Agreement”) under which B&W, among other things, agreed to purchase StarCured™ tobacco. On April 25, 2001, the Company and B&W entered into a Restated Master Agreement that provided for increased purchases of StarCured™ tobacco by B&W. B&W agreed to purchase at least 15 million pounds of StarCured™ tobacco over three growing seasons (2001-2003) with the right to purchase additional amounts of StarCured™ tobacco during those years and in future years. Tobacco leaf sales to B&W was approximately $0, $36,100,000 and $34,500,000 in 2003, 2002 and 2001, respectively. The Master Agreement provided that if B&W did not purchase at least 15 million pounds of StarCuredTM tobacco in the later years, then for each pound purchased below 15 million pounds Star would receive an $0.80 per pound reduction of its outstanding debt obligations, up to a total reduction of $12 million on a cumulative basis.

In 2000-2002, Star produced and delivered to B&W approximately 19 million pounds of very low-TSNA StarCured™ tobacco annually. On August 14, 2003, B&W and Star executed a Letter Agreement relating to the StarCured™ tobacco curing leaf program. Under the Letter Agreement, B&W agreed to purchase 15 million pounds of tobacco directly from the Company’s StarCured™ independent participating farmers at B&W’s contract prices plus a ten cent ($0.10) premium and up to an additional 3.7 million green-weight pounds of tobacco at its contract price during 2003. As part of the Letter Agreement, B&W was relieved of its obligation to purchase tobacco from Star, and is no longer required to reduce Star’s obligations under the notes payable by Star to B&W due to any shortfalls in leaf purchases. Further, B&W received for its own benefit certain Star leaf inventories previously warehoused by B&W on the Company’s behalf and Star recognized a loss of $4.3 million associated with the leaf inventory transferred to B&W.

On January 15, 2004, Star notified its independent participating StarCured™ farmers that because B&W would not commit to purchase all of the tobacco produced by its participating StarCured™ farmers, it could not commit to purchase tobacco from them in 2004. As a result, Star advised its participating farmers that they could use the StarCured™ tobacco curing barns

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

6.	Relationship with Brown & Williamson Tobacco Corporation (“B&W”) (continued):

during the 2004 growing season, but that they would need to make arrangements to sell their tobacco to other parties, including B&W, which indicated that it would purchase some StarCured™ tobacco from the participating StarCured™ farmers. Star further advised its participating StarCured™ farmers that depending on the outcome of certain business ventures, including the pending patent infringement case against RJR, it hoped to fully reinstate the StarCured™ tobacco curing program in 2005 and to be in a position to make purchases directly from participating StarCured™ farmers.

B&W also manufactured cigarettes for Star Tobacco until December 31, 2002, pursuant to a Manufacturing Agreement entered into in January 2000 and had been supplying leaf tobacco to ST for use in its tobacco products, pursuant to a Supply Agreement entered into in January 2000. B&W ceased manufacturing cigarettes for Star as of December 31, 2002, and ceased supplying tobacco to Star in the first half of 2003.

Under the Restated Master Agreement, B&W also agreed to restructure approximately $29 million of debt (which now is approximately $20 million) into long-term debt with no interest accruing or principal payments required until January 2005, after which interest and principal was payable over five years. The date for repayment of the loans subsequently has been extended on several occasions, most recently in the August 14, 2003 Letter Agreement. As part of the Letter Agreement, B&W agreed to extend the loan repayment schedule from 60 months to 96 months, in equal consecutive monthly installments beginning December 31, 2005. This extension applies to both principal and interest. There are also provisions in the HTAhard tobacco agreement that forgive one-half of the then-outstanding indebtedness to B&W if B&W determines that its test market of a hard tobacco product is successful, and all of the remaining debt if and when B&W introduces a hard tobacco product into distribution in retail locations in 15 states. The debt is secured by tobacco leaf inventory, the tobacco curing barns, and a first priority security interest in the Company’s intellectual property. Star and Star Tobacco have guaranteed payment of the other’s obligations. Once the outstanding loan balance is reduced to $10 million, the collateral, except for the Star and Star Tobacco guarantees, will be released by B&W.

Pursuant to one of the April 25, 2001 Agreements, B&W has taken over all aspects of the Advance® low-TSNA cigarette in return for royalty payments (initially 40 cents per carton and which then decreases over time) on the sales of that cigarette.

Further, pursuant to another agreement entered into on April 25, 2001 (the “Hard Tobacco Agreement”), B&W has an exclusive right (subject to Star’s own rights) to purchase and sell hard tobacco, in return for royalty payments of 50 cents per package ($5 per carton) on the sales of these products during the test market and ten-year exclusivity period, reduced by 50% subsequent to that period. Provided satisfactory test marketing is achieved, the term of the agreement is ten years, automatically renewable for seven successive ten-year periods. B&W which then decreases has to pay Star its manufacturing costs for hard tobacco in addition to the royalty payments. Finally, under another agreement entered into on April 25, 2001 (the “Other Low-TSNA Tobacco Agreement”), B&W is obligated to pay royalties to Star on B&W’s purchases of StarCured™ tobacco and other low-TSNA tobacco. During 2001 and 2002, Star

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

6.	Relationship with Brown & Williamson Tobacco Corporation (“B&W”) (continued):

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

Pursuant to the Hard Tobacco Agreement, B&W began to test market a hard tobacco product, named Interval®, in Louisville, Kentucky on December 15, 2003. B&W plans to follow-up with a further larger-scale test market later in 2004. The B&W hard tobacco product is being manufactured by Star at its manufacturing facility in Chase City, Virginia. As described above, successful marketing of Interval® could result in B&W’s forgiveness of one-half of the outstanding indebtedness if B&W declares as successful the test marketing of a hard tobacco product and the remainder of the indebtedness when and if B&W distributes a hard tobacco product in 15 states.

In the fourth quarter of 2003, Star and B&W also entered into a letter agreement which, in part, restructured and consolidated all of Star’s outstanding trade payables to B&W. Under the letter agreement, the total current trade payables due to B&W of $8,395,648 was to be paid in minimum monthly payments of $250,000 beginning in January 2004 with an interest rate of prime plus 1%. .Interest-bearing loans of $4,500,000 previously granted by B&W to Star were converted to non-interest bearing indebtedness and the maturity date of all loans (including previously granted non-interest bearing loans) was extended to January 2005 initially, and later until June 2005 (see Note 7). Intervening repayments of such indebtedness are to be effected through the tobacco purchase royalties noted above. When the debt has been reduced to less than $10,000,000, certain liens on the assets securing the loans will be released. Because these loans are to be repaid through future revenues, interest is not imputed.

On October 27, 2003, RJR and British American Tobacco PLC (“BAT”) announced the signing of a definitive agreement to combine the assets and operations of their respective U.S. tobacco businesses: RJR, B&W and Lane Ltd. (the latter two companies are wholly owned subsidiaries of BAT). The agreement provides for establishing a new publicly traded holding company, Reynolds American Inc., which will be 42% owned by BAT and 58% owned by existing RJR shareholders. As reported by the parties to the agreement, the transaction is expected to close in mid-2004, pending the necessary approvals from U.S. regulatory authorities and RJR shareholders, as well as Internal Revenue Service rulings required for the tax-free transaction. Given that Star has a variety of agreements with B&W and is engaged in patent infringement lawsuits against RJR, it is difficult to evaluate the precise impact, if any, which this merger, if consummated, may have on Star and its operations. However, the fact that B&W and RJR are establishing a new operating company could have a negative impact on the range of existing agreements which Star has entered into with B&W, including future royalties under its agreements relating to the Advance® low-TSNA cigarette, hard tobacco products, potential royalties on B&W’s purchase of StarCured™ tobacco and other low-TSNA tobacco, and the forgiveness of one-half of the then-outstanding indebtedness to B&W if B&W declares as successful the test marketing of a hard tobacco product and the remainder if and when B&W distributes a hard tobacco product in 15 states.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

7.	Notes payable and long-term debt:

Note payable, bank:

Note payable, bank at December 2002 consisted of borrowings under a $7,500,000 revolving line of credit agreement with interest payable monthly at the prime rate plus 0.5%. As of December 31, 2002, the Company had borrowings of $4.1 million under the revolving line of credit at an interest rate of Prime plus 0.5%, which was an effective rate of approximately 5.25%. The line of credit was repaid and terminated in December 2003.

Note payable, related party:

In early October 2003, Jonnie R. Williams, Star’s CEO and largest shareholder, loaned Star $2 million in funds for corporate purposes. In a letter dated November 7, 2003, Mr. Williams advised the Company that he would personally extend an additional $8 million (and with the funds previously loaned in October, a total of $10 million) to the Company on an as-needed basis until the Company returns to profitability. Since October, Mr. Williams has from time-to-time advanced amounts up to approximately $5 million to the Company. As of December 31, 2003 and March 23, 2004, the advances to the Company were approximately $3.6 million and $4.5 million, respectively.

The Company has entered into a loan agreement with Mr. Williams under which he has agreed to make funding available to the Company with the understanding that none of the principal or interest would be payable before March 31, 2005. The loan agreement provides that interest on the outstanding advances by Mr. Williams would be at a rate of 8% per annum on the outstanding balance. After March 31, 2005, subject to restrictions in any other lending documents, the outstanding balance will be repaid to Mr. Williams based on his determination of the Company’s ability to repay such advances. In connection with the transactions with Manchester Securities described in Note 2, Mr. Williams entered into a subordination agreement with Manchester Securities, subordinating his claims under the loan agreement to the rights of Manchester Securities under the Debentures and related agreements.

Further, Mr. Williams has pledged to provide such funds as may be necessary to the Company to cover cash flow shortfalls in 2004 and through March 31, 2005.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

7.	Notes payable and long-term debt (continued):

Long-term debt consists of the following:

	2003	2002
Notes payable due B&W, collateralized by tobacco curing barns, tobacco leaf inventory, and intellectual property; non-interest bearing until 2006 payable via royalties earned and possible debt forgiveness, as defined, (See Note 6) through December 2005, thereafter payable in 96 monthly installments with interest at prime plus 1%.	$19,991,063	$21,382,606

Note payable due B & W, converted from accounts payable, bearing interest at prime plus 1%, payable in monthly installments of $250,000 commencing January 1, 2004.	8,395,647	—

Note payable, collateralized by certain tobacco curing barns; payable in monthly installments of $105,720 through December 2003 and $86,500 through September 2004, including interest at 10.04%, with the remaining principal and interest payable in full in October 2004.	1,572,384	2,335,833

	29,959,094	23,718,439
Less current maturities	4,572,384	2,151,221

	$25,386,710	$21,567,218

The future maturities of long-term debt without regard to potential royalty or forgiveness reductions, are as follows:

Year ending December 31
2004	$4,572,384
2005	—
2006	5,498,883
2007	4,894,530
2008	2,498,883
Thereafter	12,494,414

$29,959,094

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

8.	Lease obligations:

Sale/leaseback transactions:

During 2002 and 2001, the Company entered into several sale-leaseback arrangement transactions in which the Company retained substantially all use of the property sold. As such, gains and losses associated with those transactions, which aggregated approximately $154,000 and $495,000 of gains, respectively, and $68,000 of losses in 2001, have been deferred and are being amortized in proportion to the amortization of the leased assets. Net amortization of these net gains approximated $179,000 and $169,000 in 2003 and 2002, respectively.

The tobacco curing barns subject to the capital leases are discussed in Note 4. The agreements provide for total monthly payments of approximately $425,000 expiring through 2006 and are collateralized by the tobacco curing barns. During 2003, the Company temporarily restructured a portion of these agreements to provide for a three-to-four month deferral where, during that period, interest only payments were made. These deferred payments were added to the end of the lease term, or in one instance, added to the balloon at the end of the lease term. Restructuring fees aggregating approximately $99,000 associated with these transactions are included in interest expense in 2003.

Future minimum lease payments under capital leases are as follows:

Year ending December 31,
2004	$4,943,500
2005	1,704,580
2006	151,238
Imputed interest	(473,744)

$6,325,574

Operating leases:

The Company leases manufacturing machinery and equipment under a non-cancelable operating lease agreement for approximately $55,000 per month. The agreement, which provided for a $1,268,559 security deposit (included in other assets in the accompanying balance sheets), has three years remaining on a five-year term.

The Company also leases certain of its office and warehouse facilities and various vehicles and minor operating equipment under non-cancelable operating leases for approximately $77,000 per month; expiring through 2010.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

8.	Lease obligations (continued):

Operating leases (continued):

The following represents the future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2003.

Year ending December 31,
2004	1,310,400
2005	970,400
2006	500,400
2007	170,400
2008	121,400
Thereafter	1,591,200

$4,664,200

Rent expense for all operating leases was approximately $2,278,000, $2,376,000 and $2,096,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

9.	Stockholders’ equity:

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

9.	Stockholders’ equity (continued):

Stock option plans (continued):

Common stock options and warrants issued, redeemed and outstanding during the years ended December 31, 2003, 2002 and 2001 are as follows:

	Number	Weighted Average Exercise Price Per Share
Outstanding January 1, 2001	$4,620,526	$2.84
Options forfeited during 2001	(300,000)	(7.00)
Options issued during 2001	719,236	2.23

Options and warrants outstanding at December 31, 2001	5,039,762	2.23
Options forfeited during 2002	(337,736)	(2.07)
Options issued during 2002	695,000	1.62

Options and warrants outstanding at December 31, 2002	5,397,026	2.42
Options issued during 2003	125,000	1.66

Options and warrants outstanding at December 31, 2003*	5,522,026	$2.37

*	535,526 options were issued outside of the Plans.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

9.	Stockholders’ equity (continued):

Stock option plans (continued):

The following table summarizes information for options and warrants outstanding and exercisable at December 31, 2003.

	Options and Warrants Outstanding			Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Weighted Avg.
				Number	Exercise Price
$1.00-2.00	2,980,000	6.40 yrs.	$1.67	2,980,000	$1.67
2.01-3.00	1,307,026	6.58 yrs.	2.56	1,282,026	2.56
3.01-4.00	1,110,000	6.00 yrs.	3.80	1,013,750	3.79
4.01-5.00	125,000	5.13 yrs.	4.18	125,000	4.18

$1.00-5.00	5,522,026	6.38 yrs.	$2.37	5,400,776	$2.34

Weighted average grant date fair values are as follows:

	Number of Options	Exercise Price	Grant date fair value
2003
Exercise price:
Exceeds market	25,000	$1.19	$1.01
Less than market	100,000	$1.78	$.50
2002
Exercise price:
Equals market	570,000	$1.51	$.27
Exceeds market	25,000	$1.10	$.16
Less than market	100,000	$2.40	$.53
2001
Exercise price:
Equals market	99,000	$1.92	$.24
Exceeds market	547,500	$2.21	$.29
Less than market	35,000	$3.02	$.51

The fair value of options were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected life of options	2 years	3.07 years	2.53 years
Risk free interest rate	1.62%	3.76%	4.14%
Expected volatility	97%	50%	50%
Expected dividend yield	0%	0%	0%

Total stock-based compensation (stock, stock options and warrants) cost recognized is as follows:

	2003	2002	2001
Employee	$—	$181,275	$282,648
Non-employee consultants and directors	126,812	163,564	248,402

	$126,812	$344,839	$531,050

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

10.	Earnings per share:

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2003	2002	2001
Net income (loss)	$(16,660,682)	$(4,357,904)	$3,060,548

Denominator for basic earnings per share-weighted average shares	59,719,460	59,729,315	59,741,460
Effect of dilutive securities:
Stock options outstanding (a)	—	—	650,686

Denominator for diluted earnings per share-weighted average shares adjusted for dilutive securities	59,719,460	59,729,315	60,392,426

Earnings (loss) per common share - basic	$(.28)	$(.07)	$.05

Earnings (loss) per common share - diluted	$(.28)	$(.07)	$.05

(a)	Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	2003	2002	2001
Stock options	5,522,026	5,397,026	4,389,076

11.	Income taxes:

Net deferred tax assets and liabilities consist of the following:

	2003	2002
Deferred tax assets:
Net operating loss carry-forwards (portions subject to annual limitation)	$11,244,000	$2,840,000
Expenses not currently deductible	252,000	240,000
Other	366,000	441,000

	11,862,000	3,521,000

Deferred tax liabilities:
Differing bases in property, plant and equipment for tax and financial reporting purposes	(2,143,000)	(1,632,000)
MSA Escrow payments taxable in future	(10,121,000)	(12,539,000)

	(12,264,000)	(14,171,000)

	$(402,000)	$(10,650,000)

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

11.	Income taxes (continued):

Net deferred tax assets are reflected in the accompanying balance sheets as follows:

	2003	2002
Current asset	$179,000	$1,461,000

Non-current liability	$(581,000)	$(12,111,000)

Income tax expense (benefit) consists of the following:

	2003	2002	2001
Current:
Federal	$—	$—	$1,309,000
State	—	—	200,000

	—	—	1,509,000
Deferred (benefit) expense	(10,284,000)	(1,595,000)	475,000

	$(10,284,000)	$(1,595,000)	$1,984,000

The Company has recently been notified that its 2001 federal income tax return has been selected for examination by the Internal Revenue Service. No action has currently taken place with regard to this audit. Except for the item discussed below, the impact of the IRS examination on the Company’s financial condition, results of operations and cash flow, if any, cannot be ascertained at this time.

During 2002, the Company submitted to the IRS a request for a Private Letter Ruling asking that the IRS rule on the deductibility of funds placed in escrow under the MSA. The Company has taken the position on its 2001 and later federal and state income tax returns that the payment to the escrow account under the terms of the MSA is a current expense. Additionally, the Company filed claims for refunds of taxes paid in prior years based upon the deductibility of these escrow payments. During 2002 and 2003, the Company received a total of $12.6 million in federal and state refunds relating to such claims. During the first quarter of 2004, the Company received an additional $1.3 million in state refunds relating to such claims.

A conference with the Internal Revenue Service is to be scheduled in an effort to resolve this matter. If the IRS determines that it will not grant the Company’s ruling request, the Company anticipates that it will withdraw the request. Further, if upon examination, the IRS rules against the Company with respect to the claimed deductions, the Company expects that it will challenge any such determination through the Appeals process up to and including the US Tax Court to seek a final determination with respect to this issue. While the Company believes that its position is reasonable and supported by the statute and IRS Regulations, the outcome of these proceedings cannot be predicted. Ultimate resolution of this matter, should the IRS rule adversely, is not anticipated until late 2005, at the earliest.

If it is ultimately determined that the Company’s treatment of the payments into escrow is not a current deduction for tax purposes, then the Company may be liable for additional tax of approximately $4.8 million for the years previously refunded to the Company as a result of its carryback claims. In addition to the tax that would be due, the Company would be subject to interest and possibly to certain penalties.

The provision for income tax expense varies from that which would be expected based upon applying the statutory federal rate to pre-tax accounting income as follows:

	2003	2002	2001
Statutory federal rate	34%	34%	34%
Non-deductible compensation for stock options and grants	—	3	2
State tax provision, net of federal benefit	4	4	5

	38%	41%	41%

At December 31, 2003 the Company had a Federal and State net operating loss carry-forwards of approximately $27,444,000, and $28,188,000, respectively, which expire from 2003 through 2023. As a result of previous ownership changes, an additional $650,000 in Federal loss carryforwards are available, which are limited to $116,000 annually.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

12.	Related party transactions:

The Company has entered into certain transactions with companies and trusts that are owned by members of management and stockholders. The following is a summary of the significant related party transactions for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
Business travel—aircraft expense(i)	$820,307	$656,310	$258,992
Legal fees (c) (h)	$28,341	$123,926	$1,099,559
Advances to officer outstanding (a) (d)	$—	$800,000	$800,000
Note receivable, officer (d) (See Note 16-Employment Agreement)	$2,000,000	$2,000,000	$2,000,000
Notes receivable, officers (d) (f)	$600,000	$600,000	$600,000
Interest receivable on stock note receivable officers (b)	$50,358	$288,555	$119,419
Interest income on officer notes and advances	$49,266	$98,003	$185,030
Consulting fees paid to organization controlled by an officer/director (e)	$—	$—	$96,000
Consulting fees paid to directors	$15,581	$25,000	$25,000
Note payable, Chief Executive Officer (g)	$3,661,703	$—	$—

(a)	Unsecured note receivable due from officer, bearing interest at the lowest federal applicable rate. 2000 note matured December 31, 2002 and was repaid in 2003.
(b)	Included in prepaid expenses and other current assets in the accompanying balance sheets.
(c)	The Company paid legal fees to Paul Hastings, Janofsky & Walker LLP with respect to various legal matters. An executive officer of the Company was until March 31, 2001 senior counsel and a former partner of such firm but received no compensation from the firm for work undertaken on behalf of the Company.
(d)	Presented as a reduction in stockholders’ equity in the accompanying balance sheets.
(e)	Consulting fees paid to Chayet Communications, Inc. for communications consulting, which ended December 31, 2001.
(f)	Due August 2005, interest at the lowest federal applicable rate due annually.
(g)	In a letter dated November 7, 2003, Mr. Williams advised the Company that he would personally extend a total of $10 million to the Company on an as-needed basis until the Company returns to profitability. Since October, Mr. Williams has from time-to-time advanced amounts up to approximately $5 million to the Company.
(h)	The Company paid legal fees to McSweeney & Crump, P.C. with respect to various legal matters. Mr. McSweeney was elected to the Board of Directors in January 2002 and resigned from the Board in February 2003.
(i)	The Company has agreed to eliminate the costs in 2004 associated with the use of an aircraft owned by Starwood Industries, a company in which Jonnie R. Williams, Star’s CEO and largest shareholder, is a principal.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

12.	Related party transactions (continued):

Effective January 1, 1998, Star entered into an exclusive license agreement with Regent Court Technology, LLC, of which the Company’s founder, Chief Executive Officer and the Company’s largest shareholder, Mr. Williams, and the beneficiary of the O’Donnell Trust, which is the Company’s second largest stockholder, are the owners. Pursuant to this license agreement, Star has the exclusive world-wide rights to produce and sell tobacco products with low-TSNA tobacco and to sublicense that technology to third parties. In connection with this agreement, Star is obligated to pay royalties equal to 2% of all product sales (less certain costs incurred by the Company) and 6% of any royalty income earned from sublicensing (less certain costs incurred by the Company). Since the costs incurred by the Company were in excess of the royalty obligations there were no royalties due under this agreement for 2003, 2002 or 2001.

Mr. Williams has pledged to provide such funds as may be necessary to the Company to cover cash flow shortfalls in 2004 and through March 31, 2005.

The Company has entered into a loan agreement with Mr. Williams under which he has agreed to make funding available to the Company with the understanding that none of the principal or interest would be payable before March 31, 2005. The loan agreement provides that interest on the outstanding advances by Mr. Williams would be at a rate of 8% per annum on the outstanding balance. After March 31, 2005, subject to restrictions in any other lending documents, the outstanding balance will be repaid to Mr. Williams based on his determination of the Company’s ability to repay such advances.

13.	Employee benefit plan:

The Company is the sponsor of a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 15% of their annual compensation. The Company may make an annual discretionary contribution. The Company made contributions of approximately $198,000, $249,000 and $192,000 in 2003, 2002 and 2001, respectively.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

14.	Segment reporting:

The Company’s reportable segments are strategic business units that offer different products and have separate management teams. These segments are 1) the manufacture and sale of discount cigarettes and smokeless tobacco products and 2) the sale of tobacco cured using licensed technology. Financial information by business segment is as follows:

	2003
	Leaf Tobacco		Discount Cigarettes and Smokeless Tobacco Products	Consolidated
Sales		$—	$73,258,583	$73,258,583

Cost of sales		—	20,425,117	$20,425,117
Excise taxes		—	36,535,968	36,535,968

Gross profit	$	(—)	$16,297,498	$16,297,498

Depreciation		2,273,482	970,086	$3,243,568

Research and development		709,300	—	$709,300

Property and equipment		17,776,463	1,100,077	$18,876,540

Capital expenditures		—	75,393	$75,393

Total assets		22,837,468	37,467,991	$60,305,459

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

14.	Segment reporting (continued):

	2002
	Leaf Tobacco	Discount Cigarettes and Smokeless Tobacco Products	Consolidated
Sales	$37,578,645	$120,613,445	$158,192,090

Cost of sales	38,947,396	38,068,448	$77,015,844
Excise taxes	—	54,457,722	54,457,722

Gross profit	$(1,368,751)	$28,087,275	$26,718,524

Research and development	976,110	—	$976,110

Property and equipment	19,597,214	1,755,769	$21,352,983

Capital expenditures	249,263	69,352	$318,615

Total assets	34,421,167	54,877,445	$89,298,612

	2001
	Leaf Tobacco	Discount Cigarettes and Smokeless Tobacco Products	Consolidated
Sales	$35,979,030	$138,804,393	$174,783,423

Cost of sales	37,078,541	42,469,939	$79,548,480
Excise taxes	—	58,822,304	58,822,304

Gross profit (loss)	$(1,099,511)	$37,512,150	$36,412,639

Research and development	3,800,959	284,845	$4,085,804

Property and equipment	20,257,444	1,319,942	$21,577,386

Capital expenditures	861,792	93,299	$955,091

Total assets	33,596,298	45,742,722	$79,339,020

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

15.	Fair value of financial instruments, concentrations and credit risk:

Fair value of financial instruments:

The estimated fair value of cash and cash equivalents, trade receivables, MSA Escrow funds, long-term debt (including related party notes and capital leases) but exclusive of Brown & Williamson debt and trade payables approximate the carrying amount due to their short-term nature, variable interest component or interest rates charged at rates at which the company can currently borrow. The estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

The estimated fair value of long-term debt is summarized as follows:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$39,946,371	$37,090,667	$33,470,078	$30,607,472

Differences between fair value and carrying amount are primarily due to instruments that provide fixed interest or zero interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates.

Concentrations:

In 2003, the Company had cigarette sales to one customer that approximated 23% of total sales. There were no cigarette customers in 2002 or 2001 which represented more than 10% of total sales.

Star had tobacco leaf sales to a major domestic tobacco company (B&W) which represented approximately -0-%, 24% and 21% of net leaf sales in 2003, 2002 and 2001, respectively in the leaf segment. Star had purchases from this same company which represented 0%, 53% and 54% of cost of sales in 2003, 2002 and 2001, respectively.

The Company has outstanding borrowings from B & W aggregating $28,386,710 and $21,382,606 at December 31, 2003 and 2002, respectively.

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

16.	Commitments, contingencies, and other matters:

Obligations under master settlement agreement:

In November 1998, 46 states, the District of Columbia (the “Settling States”) and several U.S. territories entered into the tobacco Master Settlement Agreement (the “MSA” or “Master Settlement Agreement”) to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company is required to satisfy certain escrow obligations under statutes that the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called “level playing field” statutes, or “qualifying statutes”, require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such non-participating tobacco manufacturers. Under these statutes the Company is obligated to escrow certain defined amounts for sales of cigarettes occurring in the prior year in each such state. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. In 2002, the inflation adjustment was 12.97% and the total amount required to be escrowed was $3.08 per carton. The base amount for 2003 through 2006 is $3.35 per carton, as adjusted for inflation. Specifically for 2003, the amount will be $3.89 per carton. The base amount for 2007 and thereafter, is $3.77 per carton, as adjusted for inflation. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the Settling States. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has been required to make additional escrow deposits related to sales of the Company’s cigarettes subsequently made by the Company’s direct customers in other states (“indirect sales”). All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits. Star’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

On June 18, 2003, the Company and all of the MSA states executed a comprehensive settlement agreement under which Star remains a non-participating manufacturer under the MSA and which resolved all issues as to the funding of the escrow accounts for the period 1999-2002. Under the Settlement Agreement, Star accepted responsibility for cigarettes manufactured during this period at its Petersburg, Virginia facility only. B&W entered into a separate settlement agreement with the MSA states under which it agreed to make MSA payments based on the cigarettes that it contract manufactured for Star during the period 1999-2002. As a result of the settlement, Star’s total escrow obligation for the period 1999–2002 is $27,024,433, based on the number of cigarettes produced at its Petersburg, Virginia, facility and later sold in MSA states. Because Star previously deposited funds into escrow based both on product it manufactured and product contract manufactured by B&W that was sold in the MSA states, Star had a substantial excess amount in escrow (the percentage of total Star brand cigarettes manufactured at the Petersburg, Virginia facility was 84.32% in 1999, 42.79% in 2000, 35.42% in 2001 and 29.64% in 2002).

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

16.	Commitments, contingencies, and other matters (continued):

Obligations under master settlement agreement (continued):

This excess escrow amount ($9,834,875) was paid by Star to B&W as part of its separate settlement with the MSA states. This approximately $9.8 million was expensed by Star during the second quarter of 2003.

Star currently has approximately $27.0 million in escrow. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA. For 2003, and thereafter, Star will be responsible for making escrow payments on all Star cigarettes sold in any MSA state, regardless of where such products are manufactured. The MSA escrow deposit for 2003 sales is due on or before April 15, 2004. Star’s sales of cigarette decreased approximately 30% from 2.9 billion units in 2002 to 2.0 billion units in 2003 and the Company has sought to focus its sales in the four non-MSA states where it is not obligated to make escrow payments. Also, the Company has sought to reduce sales from non-MSA states to MSA states by seeking to have distributors pay a differential reflecting the difference between the Company’s sale price in MSA and non-MSA states. Notwithstanding these facts, a portion of Star’s sales have continued to be to customers in MSA states and, based on its past experience, it anticipates that it will have escrow obligations for indirect sales made by the Company’s direct customers. Star is currently seeking to determine the extent of its 2003 escrow obligation, but expects that this obligation will be approximately $7-8 million, based on information which the Company has on direct sales and given the level of indirect sales by its customers to MSA states in prior years.

In addition to the “level playing field” statutes, most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow, since the states generally prohibit the sales of cigarettes by companies that are not certified as being MSA compliant. Also, a number of states recently have amended their qualifying statutes to limit the extent to which escrow payments for a particular year could be capped and to allow regulations that would require escrow payments to be made quarterly or on some other intermittent schedule. The requirement for quarterly payments would exacerbate the impact of the MSA escrow obligations on the Company’s liquidity and the elimination of the caps on payments would increase the amounts required to be deposited into escrow by requiring a payment on each cigarette sold, regardless of the states proportionate receipt of MSA settlement funds. As initially drafted, the state qualifying statutes permitted a non-participating manufacturer to obtain a refund on escrow payments once those payments equal the amount that an MSA state would have received from that non-participating manufacturer under the allocation formula in the MSA (which is based on the state population as a percentage of the overall US population). Depending on the number of cigarettes sold in a particular state, the difference between the capped amount and the amount calculated on a per cigarette basis could be material.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

16.	Commitments, contingencies, and other matters (continued):

Obligations under master settlement agreement (continued):

On December 15, 2000 and June 12, 2001, the Company filed lawsuits in the United States District Courts for the Eastern District of Virginia and the Southern District of Indiana, respectively, challenging the MSA and the qualifying statutes on a number of constitutional bases. On March 26, 2001, the District Court for the Eastern District of Virginia dismissed the Company’s complaint, but in its opinion, the court did note that Star “must now suffer as a result of the bad faith of previous market entrants.” The court further noted that Star “has never been accused of the fraudulent, collusive and intentionally dishonest activities of the Big Four,” “was not even in existence during the bulk of the time that these activities were occurring,” and has taken “every step to provide complete disclosure about the harmful nature of its products.” The court also stated that the “financial burden on Star and others like it may hamper efforts to develop new tobacco technologies.” The Company promptly appealed the court’s ruling. On appeal, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court and on October 7, 2002, the Supreme Court denied the Company’s Petition for a Writ of Certiorari filed with the Supreme Court on May 20, 2002. The action by the Supreme Court effectively ends the Company’s constitutional challenge to the MSA. Based on the Supreme Court denial of the Company’s petition for a writ of certiorari, the Company dismissed its Indiana lawsuit.

Other litigation:

In May 2001, the Company filed a patent infringement action against R. J. Reynolds Tobacco Company (“RJR”) in the United States District Court for Maryland, Southern Division to enforce the Company’s rights under U.S. Patent No. 6,202,649 (‘649 Patent), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2003, the Company filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the ‘649 Patent, and on August 27, 2002 the two suits were consolidated.

In April 2003 the parties filed dispositive motions. Star Scientific filed a Motion for Summary Judgment on Claim Construction and Definiteness, and RJR filed six Motions for Summary Judgment asserting various defenses. Pursuant to an Order dated September 15, 2003, the Court appointed a Special Master to prepare Reports and Recommendations (“R&Rs”) for the Court on Star Scientific’s Motion for Summary Judgment and five of RJR’s six Motions for Summary Judgment. As of March    , 2004, the Special Master has issued five R&Rs. The Special Master is still considering one of the Motions filed by RJR, and Star Scientific does not have any information regarding when the last R&R will be issued. Under the September 15, 2003 Order, the parties have ten business days after each R&R is filed to file Objections to each of the Special Master’s R&Rs, and ten business days thereafter to file Responses to the Objections. The R&Rs, and the parties’ briefing related thereto, are currently filed under seal. The Court has the discretion to adopt, reject or modify the Special Master’s R&Rs, and will enter an Order or Orders accordingly. The Court has previously indicated that, upon receipt of the Objections and Responses thereto, it would rule on the Motions for Summary Judgment expeditiously, and that if the case is to proceed to trial, the Court would endeavor to set a trial date within four months.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

16.	Commitments, contingencies, and other matters (continued):

Other litigation (continued):

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

Following the introduction of ARIVA®, three citizen petitions were filed with the United States Food and Drug Administration (the “FDA”) seeking to have ARIVA® regulated as a food and/or a drug product under the Federal Food, Drug and Cosmetic Act. On May 1, 2002 the Company, through counsel, filed responses to two of these petitions, and on June 13, 2002, filed a response to the third petition. The Company also filed responses to other comments filed with the FDA in certain of these dockets. The Company’s legal team was headed by former U.S. Solicitor General Charles Fried, Esquire. In the responses counsel concluded that the petitions were factually flawed and without merit, because ARIVA® does not fit the definition of a food or a drug under the Federal Food, Drug and Cosmetic Act and the FDA lacks jurisdiction to regulate ARIVA® based on the March 21, 2000 decision of the Supreme Court in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000). On August 29, 2003, the FDA issued a letter opinion denying the multiple Citizen Petitions. In its ruling, the FDA concluded that it lacked jurisdiction to regulate ARIVA® since it is a customarily marketed tobacco product. Petitioners have not challenged that decision.

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

16.	Commitments, contingencies, and other matters (continued):

Other litigation (continued):

Company’s plant in Chase City, Virginia. The Company has paid that assessment, in the amount of $24,274, in full pending appeal. The administrative procedure for consideration of the Company’s application for correction of these assessments is expected to be concluded sometime during 2004. If the Company’s appeal is not successful, it would be liable for interest on the contested amount.

In August 2003, the Company’s subsidiary, Star Tobacco, Inc., filed a lawsuit in the United States District Court for the Eastern District of Texas against several key former employees in Texas, among others, relating to their breach of fiduciary duty to the Company through their involvement in a scheme over several months to organize and staff a competing business while still employed by Star Tobacco, Inc. In October, the defendants filed an answer to the complaint and a counterclaim alleging a number of business tort claims and added Jonnie R. Williams and Sheldon Bogaz, Star Tobacco’s Vice President of Trade Operations, as counter-defendants. In February 2004, the parties reached a settlement in the case and the matter was dismissed on February 25, 2004.

Employment Agreement:

During June 2002, the Company entered into an Amended and Restated Executive Employment Agreement with Mr. Perito which expires on December 31, 2005 (the “Employment Agreement”). This Employment Agreement amended and restated the original employment agreement with Mr. Perito, executed in April 1999, which would have expired in December 2002. The Employment Agreement provides Mr. Perito with a $1.0 million base salary. In November 2002, the Company modified the Employment Agreement. Pursuant to this modification, and in light of the Company’s needs, Mr. Perito waived the following provisions in his Employment Agreement: (a) an annual performance bonus in 2002 of $300,000, (b) discretionary/special bonuses for fiscal year 2002 which were to be determined by the Board of Directors and (c) a 2002 performance stock bonus for 500,000 shares of Common Stock and a 2002 stock option for 500,000 shares of Common Stock. Additionally, the Employment Agreement, as modified, provides Mr. Perito with a bonus of $100,000, which was paid before December 31, 2002, as well as taxes payable on such amount, which were paid before March 31, 2003. Amounts waived in 2002 have been considered a capital contribution in 2002. Furthermore, subsequent to December 31, 2003, Mr. Perito also agreed to defer collection of an aggregate of $400,000 of his base compensation to 2005.

In 1999, Mr. Perito purchased under his original agreement 2,000,000 shares of Common Stock at $1 per share, and the Company financed the purchase with a loan bearing interest at 7% (due annually) with all principal due in July 2005. Effective as of January 1, 2002, the interest rate was changed from 7% to the minimum applicable federal rate determined under Section 1274(d) of the Internal Revenue Code of 1986, as amended. The related $2.0 million note receivable is presented as a reduction of stockholders’ equity in the accompanying balance sheets. Because the note is non-recourse with respect to accrued unpaid interest and 85% of the principal, this stock purchase right has been accounted for as an option. The Company has recognized

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

16.	Commitments, contingencies, and other matters (continued):

Employment Agreement(continued):

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

17. Quarterly results (unaudited):

The following is a summary of quarterly unaudited results of operations for the years ended December 31, 2003, 2002 and 2003:

	March	June	September	December
2003
Revenues	26,027,976	18,538,240	10,939,824	17,752,543
Gross profit	8,577,711	5,052,426	443,378	2,223,983
Net income (loss)	234,269	(8,357,255)	(7,163,628)	(1,374,068)
EPS – Basic	.00	(.11)	(.12)	(.02)
EPS – Diluted	.00	(.11)	(.12)	(.02)

	March	June	September	December
2002
Revenues	33,549,218	37,198,987	46,108,929	41,334,956
Gross profit	8,623,952	6,885,469	8,370,876	2,838,227
Net income (loss)	578,042	(1,637,415)	381,897	3,680,428)
EPS – Basic	.01	(.03)	.01	(.06)
EPS – Diluted	.01	(.03)	.01	(.06)

	March	June	September	December
2001
Revenues	37,374,606	43,660,976	57,478,381	36,269,460
Gross profit	9,931,307	11,874,811	9,502,554	5,103,967
Net income (loss)	2,418,493	2,698,278	511,291	(2,603,514)
EPS – Basic	.04	.05	.01	(.04)
EPS – Diluted	.04	.05	.01	(.04)

Per share amounts for each quarter are required to be computed independently and, therefore, may not equal amounts computed on an annual basis.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31, 2003 AND 2002

Column A	Column B	Column C		Column D		Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts, describe	Deductions, describe *		Balance at end of period
2003

Accumulated Depreciation of Property Plant and Equipment	$8,186,046	3,243,568	—	281,623	*	$11,147,991

Accumulated Amortization of Patents and Trademarks	$326,347	54,944	—	—		$381,291

2002

Accumulated Depreciation of Property Plant and Equipment	$5,340,159	3,052,883	—	206,996	*	$8,186,046

Accumulated Amortization of Patents and Trademarks	$279,717	46,630	—	—		$326,347