Form 10-Q
period 2004-03-31
STAR SCIENTIFIC INC
filed 2004-05-10
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒ No ☐

As of May 3, 2004, there were 61,035,948 shares outstanding of the Registrant’s common stock, par value $.0001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,709,982	$—
Accounts receivable, trade	4,875,227	5,596,645
Inventories	3,475,019	3,991,425
Prepaid expenses and other current assets	813,885	835,691
Deferred tax asset	179,000	179,000

Total current assets	17,053,113	10,602,761
Property, plant and equipment, net	18,074,739	18,876,540
Idle equipment	1,160,208	1,160,208
Intangibles, net of accumulated amortization	959,251	974,836
Deposits on property and equipment	—	151,500
Other assets	2,159,638	1,515,281
MSA Escrow funds	27,024,333	27,024,333

Total Assets	$66,431,282	$60,305,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank Overdraft	$—	$465,212
Current maturities of long-term debt and capital lease obligations	6,381,618	9,108,949
Accounts payable, trade	6,602,673	6,601,226
Federal excise taxes payable	2,594,908	2,626,736
Accrued expenses	2,443,685	817,937

Total current liabilities	18,022,884	19,620,060
Notes payable, related party	4,500,000	3,661,703
Long-term debt and capital lease obligations, less current maturities	37,033,891	27,175,719
Deferred gain on sale-leaseback	167,830	218,197
Deferred tax liability	337,140	581,000

Total liabilities	60,061,745	51,256,679

Stockholders’ equity:
Common stock(A)	5,972	5,972
Additional paid-in capital	15,434,965	15,431,600
Retained earnings (accumulated deficit)	(6,471,400)	(3,788,797)
Notes receivable, officers	(2,600,000)	(2,600,000)

Total stockholders’ equity	6,369,537	9,048,780

	$66,431,282	$60,305,459

(A)	$.0001 par value per share, 100,000,000 shares authorized, 59,719,480 shares issued and outstanding as of December 31, 2003 and March 31, 2004.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS

ENDED MARCH 31, 2004 AND 2003

	Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Net sales	$17,161,055	$26,027,976
Less:
Cost of goods sold	4,398,641	6,289,852
Excise taxes on products	9,866,303	11,160,413

Gross profit	2,896,111	8,577,711

Operating expenses:
Marketing and distribution	2,443,766	2,872,878
General and administrative	3,785,993	4,796,498
Depreciation	602,374	62,156
Research and development	19,848	124,198

Total operating expenses	6,851,981	7,855,730

Operating income (loss)	(3,955,870)	721,981
Other income (expenses):
Interest expense (net of interest income)	(439,118)	(337,576)
Other	112,385	14,865

Income (Loss) before income taxes	(4,282,603)	399,270
Income tax (expense) benefit	1,600,000	(165,000)

Net income (Loss)	$(2,682,603)	$234,270

Basic:
Income (Loss) per common share	$(.04)	$0.00
Diluted:
Income (Loss) per common share	$(.04)	$0.00
Weighted average shares outstanding, basic	60,862,337	59,741,480
Weighted average shares outstanding, diluted	60,862,337	60,291,438

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Common stock		Additional Paid-In Capital	Retained Earnings	Notes Receivable, Officers	Total
	Shares	Amount
Balances, December 31, 2003	59,719,480	$5,972	$15,431,605	$(3,788,797)	$(2,600,000)	$9,048,780
Issuance of common stock options	—	—	3,360	—	—	3,360
Repayment of Officer Loan	—	—	—	—	—	—
Net Loss	—	—	—	(2,682,603)	—	(2,682,603)

Balances, March 31, 2004 (unaudited)	59,719,480	$5,972	$15,434,965	$(6,471,400)	$(2,600,000)	$6,369,537

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$(2,682,603)	$234,370
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	647,496	194,662
Increase (decrease) in deferred income taxes	1,600,000	—
Other non-cash charges	125,165	13,614
Stock-based compensation expense	3,360	28,362
Increase (decrease) in cash resulting from changes in:
Current assets	1,015,770	(1,516,113)
Current liabilities	(503,132)	4,083,380
Other assets	—	8,954

Net cash flows from (used in) operating activities	206,056	3,047,129

Investing activities:
Repayment of Officer Note	—	800,000

Net cash flows from (used in) investing activities	—	800,000

Financing activities:
Proceeds from revolving line of credit	—	826,777
Repayment of Bank Overdraft	(465,212)
Proceeds from related party borrowing	838,299	—
Convertible Debentures	9,000,000	—
Payments on notes payable and capital leases	(1,869,159)	(1,299,737)

Net cash flows from (used in) financing activities	7,503,926	(472,960)

MSA Escrow fund	—	—
Increase in cash and cash equivalents	7,709,982	3,374,169
Cash and cash equivalents, beginning of period	—	13,968

Cash and cash equivalents, end of period	$7,709,982	$3,388,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$439,118	$336,208

Income tax refunds received	1,372,423	$—

See notes to condensed consolidated financial statements.

1.	Accounting Policies:

The condensed consolidated financial statements of Star Scientific, Inc. and its subsidiary, collectively (“Star Scientific”, “Star” or the “Company”), and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2003.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results for a full year.

The Company had a net loss during the first quarter of 2004, and generated net income during the first quarter of 2003. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. Dilutive loss per share is the same as basic loss per share in 2004 as the effect of all options outstanding is anti-dilutive. For periods which generated net income, diluted earnings per share assumes conversion of outstanding common stock options and warrants.

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

2.	Obligations under Master Settlement Agreement—MSA Escrow Fund and Recent Developments

In November 1998, 46 states, the District of Columbia (the “Settling States”) and several U.S. territories entered into the tobacco Master Settlement Agreement (the “MSA” or “Master Settlement Agreement”) to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company is required to satisfy certain escrow obligations under statutes that the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called “level playing field” statutes, or “qualifying statutes”, require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such non-participating tobacco manufacturers. Under these statutes the Company is obligated to escrow certain defined amounts for sales of cigarettes occurring in the prior year in each such state. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. The base amount for 2003 through 2006 is $3.35 per carton, as adjusted for inflation. Specifically for 2003, the amount was $3.89 per carton. The base amount for 2007 and thereafter, is $3.77 per carton, as adjusted for inflation. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the Settling States. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has been required to make additional escrow deposits related to sales of the Company’s cigarettes subsequently made by the Company’s direct customers in other states (“indirect sales”). All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits. Star’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

On June 18, 2003, the Company and all of the MSA states executed a comprehensive settlement agreement under which Star remains a non-participating manufacturer under the MSA and which resolved all issues as to the funding of the escrow accounts for the period 1999-2002. Under the Settlement Agreement, Star accepted responsibility for cigarettes manufactured during this period at its Petersburg, Virginia facility only. Brown and Williamson Tobacco Corporation (“B&W”) entered into a separate settlement agreement with the MSA states under which it agreed to make MSA payments based on the cigarettes that it contract manufactured for Star during the period 1999-2002. As a result of the settlement, Star’s total escrow obligation for the period 1999–2002 was $27,024,333, based on the number of cigarettes produced at its Petersburg, Virginia, facility and later sold in MSA states.

Star currently has approximately $33.0 million in escrow, which includes a deposit of approximately $6.0 million made in April 2004 for its 2003 escrow obligation. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA. For 2004, and thereafter, Star will be responsible for making escrow payments on all Star cigarettes sold in any MSA state, regardless of where such products are manufactured.

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

On December 15, 2000 and June 12, 2001, the Company filed lawsuits in the United States District Courts for the Eastern District of Virginia and the Southern District of Indiana, respectively, challenging the MSA and the qualifying statutes on a number of constitutional bases. On March 26, 2001, the District Court for the Eastern District of Virginia dismissed the Company’s complaint, but in its opinion, the court did note that Star “must now suffer as a result of the bad faith of previous market entrants.” The court further noted that Star “has never been accused of the fraudulent, collusive and intentionally dishonest activities of the Big Four,” “was not even in existence during the bulk of the time that these activities were occurring,” and has taken “every step to provide complete disclosure about the harmful nature of its products.” The court also stated that the “financial burden on Star and others like it may hamper efforts to develop new tobacco technologies.” The Company promptly appealed the court’s ruling. On appeal, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court and on October 7, 2002, the Supreme Court denied the Company’s Petition for a Writ of Certiorari filed with the Supreme Court on May 20, 2002. The action by the Supreme Court effectively ended the Company’s constitutional challenge to the MSA. Based on the Supreme Court denial of the Company’s petition for a writ of certiorari, the Company dismissed its Indiana lawsuit.

All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits.

3.	Recent Developments

$ 9 million Convertible Debt Financing on March 25, 2004

As described in detail in Star’s 10-K, on March 25, 2004, the Company entered into a series of agreements with Manchester Securities. Under the agreements, Manchester Securities purchased from the Company a $9 million two-year, convertible 8% debenture and warrants for 502,681 shares of the Company’s common stock. Loan costs aggregating $0.7 million were incurred in connection with this transaction. A significant portion of the proceeds from this transaction was used to fund the Company’s MSA escrow obligations for 2003 and the remainder is being used for general corporate purposes. See “Management’s Discussion and Analysis” for more detailed information.

Restructuring of B&W Account Payable

In late March, the Company negotiated an agreement with B&W that modified the October 3, 2003 Agreement which, in part, itself restructured Star’s outstanding payables to B&W. Under the letter agreement signed in late 2003, the total current payables due to B&W of $8,395,648 were to be paid in minimum monthly payments of $250,000 beginning in January 2004 with an interest rate of prime plus 1%. Pursuant to this agreement, the Company made payments of $250,000 in January and February 2004. Under the revised agreement, interest on the remaining amount of the payable ($7,899,647) continues, but payment on the principal is deferred until January 1, 2005, with the potential deferral of principal until 2007 if B&W declares its test market of a hard tobacco product to be successful and expands its sales and marketing of a hard tobacco product.

Subsequent Events:

$4 million sale of common stock with an option to buy an additional $4 million of common stock on April 15, 2004

On April 15, 2004, the Company entered into a series of agreements with Elliott Associates, L.P., Elliott International, L.P., and Portside Growth & Opportunity Fund (collectively, the “Purchasers”). Under the agreements, the Purchasers bought 1,142,857 shares of common stock from the Company for $4.0 million (a purchase price of $3.50 per share). Additionally, the Purchasers have an option to purchase 1,072,386 additional shares of common stock from the Company at a purchase price of $3.73 per share (if exercised in its totality, the option would generate an additional $4 million of cash). The option is available for a period of 30 days after the effective date of the Registration Statement covering the resales of the common stock. The proceeds from this transaction will be used for general corporate purposes.

$6.0 million MSA Deposit for 2003 Discount Cigarette Sales

During April 2004, the Company deposited approximately $6.0 million into escrow to cover its escrow obligation for sales in MSA states during 2003. Subsequent thereto, Star has approximately $33.0 million in escrow.

4.	Liquidity and Capital Resources:

The Company continues to experience negative cash flow from operations and, as of March 31, 2004, had a working capital deficit of $1.3 million. The Company has deposited into its MSA escrow accounts a net amount of approximately $33 million for the period 1999-2003, including the approximately $6 million deposited in April 2004.

The Company’s working capital deficit reflects that accounts payable are unchanged, and as of March 31, 2004, totaled $6.6 million. Approximately $3.0 million of the accounts payable relates to outstanding amounts for legal and consulting services in connection with the Company’s litigation, regulatory, compliance and general corporate efforts. The vast majority of this $3.0 million is over 60 days old. Approximately $2.0 million relates to purchases for the production of tobacco products, of which 3% is over 60 days old. Finally, approximately $1.6 million of other accounts payable is outstanding, of which 16% is over 60 days old, most of this latter amount relates to R&D testing and ARIVA®/STONEWALL Hard Snuff™ development.

While the Company’s liquidity needs for the next 12-24 months are difficult to predict, and the Company has taken a number of steps to cut costs and re-energize its cigarette sales, the Company expects to continue generating negative cash flow in the near future. To meet this shortfall in the near term, the Company has raised additional capital from its CEO, Jonnie R. Williams, as well as the Purchasers in the private placements described below.

Further, Mr. Williams has pledged to provide such funds to the Company to cover cash flow shortfalls in 2004 and through March 31, 2005.

The Company’s working capital deficit as of March 31, 2004 does not reflect its obligation to make MSA escrow deposits for 2003 sales, which it made in April 2004 by depositing approximately $6.0 million into escrow. In addition, the Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation matters. Further, given anticipated levels of revenues and cash flows from operations, substantial capital will be needed for sales, marketing and promotion of ARIVA® and STONEWALL Hard Snuff™. While the Company’s liquidity needs for the next 12-24 months are difficult to predict, the Company has already raised capital in early 2004 and may need to raise additional capital from outside sources after March 2005 beyond those amounts described in this report. The Company’s ability to raise additional capital through additional debt is subject to significant restrictions under the Manchester Securities agreements, including outright prohibitions on raising funds through additional secured debt or other debt that is not subordinated to the debentures. Also, other assets of the Company have already been pledged for existing borrowings, including the B&W loans and the Company’s leases and debt relating to its tobacco curing barns. If the Company elects to raise equity, Manchester Securities would have its conversion option reset to the extent the issuance price for the equity was below its present conversion price.

As described below, the Company continues to seek to reduce overhead through salary reductions, personnel reductions, salary deferrals, as well as deferring or curtailing ARIVA® marketing costs and to find alternative sources of funding for its working capital requirements.

As of March 31, 2004, the Company held approximately $7.7 million in cash and cash equivalents and $4.9 million of accounts receivable, compared to approximately $0 in cash and cash equivalents, and $5.6 million in accounts receivable, as of December 31, 2003.

The Company had a net loss of approximately $2.7 million during the first three months of operations in 2004, experienced a decrease in its working capital deficit to $(1.3) million on March 31, 2004 from $(9.0) million on December 31, 2003, and had positive cash flows during the period of $7.7 million. The change in working capital and cash flow reflects the $9.0 million funding that the Company obtained in March 2004.

Subsequent to this reporting period, on April 16, 2004, the Company raised $4.0 million from the sale of 1,142,857 shares of common stock to Purchasers, who have an option to purchase up to an additional 1,072,386 common shares from the Company at a purchase price of $3.73 per share, potentially a net amount of $4.0 million. Also subsequent to this reporting period, in April 2004, the Company deposited approximately $6.0 million into its MSA escrow accounts for 2003 sales.

During the first quarter of 2004, the Company reduced its cost-of-goods sold by approximately 31.2%, to approximately $1.46 per carton, compared with an average cost of $2.12 per carton during the first quarter of 2003. However, this reduction was more than offset by the fact that the average sales price per carton decreased approximately 24.9%, principally due to competitive pressures and retail promotions from approximately $8.94 per carton during the first quarter of 2003 to $6.72 per carton during the first quarter of

2004. As a result, cigarette revenues overall decreased approximately $9.4 million or 35.5%, from $26.5 million in the first quarter of 2003 to $17.1 million in the first quarter of 2004.

Since January 1, 2003, the Company has been manufacturing all of its cigarettes at its Petersburg, Virginia manufacturing facility. The Company anticipates that the manufacturing capacity in Petersburg should be sufficient to satisfy the manufacturing needs for the foreseeable future. However, management has undertaken to make arrangements for contract manufacturing of cigarettes in the event that sales increase beyond the capacity of the Petersburg facility.

The Company currently is experiencing negative cash flow when consideration is given to MSA obligations and payments due to vendors and has limited availability to external funding. As a result of the significant escrow obligations arising under the MSA, the Company has already deposited into escrow $33.0 million for sales of cigarettes in MSA states during the period 1999-2003, of which $6.0 million was deposited in April 2004. These payments have totaled more than the Company’s net income over the corresponding time period. Thus, the Company has been required to meet its liquidity needs through means other than relying upon generating operating income. These other external sources of liquidity have included the $9.0 million convertible debenture issuance, other lease and financing activities, and income tax refunds related to its MSA escrow deposits. Subsequent to March 31, 2004, the Company raised $4.0 million through the sale of common stock in a private placement, and the investors have the right to purchase an additional $4.0 million of common stock in the 30 days following the effective date of the Registration Statement covering the resales of the common stock.

In the first quarter of 2004, the Company generated $0.2 million in its operating activities and generated $7.5 million in financing activities. The Company currently is not generating sufficient cash from operations to fund its anticipated cash requirements for its MSA escrow obligations as well as its debt and leasing obligations, and expects to continue to experience negative cash flow from operations for the near and intermediate future with consideration given to MSA obligations.

The Company has a commitment for a total of $10.0 million of working capital from its CEO, Jonnie R. Williams, of which $4.5 million has already been advanced to the Company as of March 31, 2004. Further, Mr. Williams has pledged to provide such funds as may be necessary to the Company to cover cash flow shortfalls through March 31, 2005. This working capital line is not collateralized. Repayment of funds advanced by Mr. Williams is restricted by the terms of a subordination agreement with Manchester Securities, and Mr. Williams’ loan agreement with the Company.

The Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation matters. The Company anticipates increases in its general and administrative costs in the coming months in connection with the pending patent infringement lawsuits and other legal matters. Further, the Company anticipates that there will be a significant period of time before its smokeless tobacco products are potentially able to generate significant revenues or cash flow. In order to continue to market ARIVA® and STONEWALL Hard Snuff™ and develop the Company’s other smokeless tobacco products, substantial additional capital will be needed for sales, marketing and promotion.

To address these cash flow concerns, the Company previously had taken a number of steps to cut costs, which are discussed elsewhere in this Report and in the Company’s Form 10-K for 2003, and to re-energize its cigarette sales. It also has committed to additional cost savings measures in 2004. These include decreases of approximately $1 million in executive salaries, either through deferrals or reduction and the elimination of costs related to the discontinued use of an aircraft owned by Starwood Industries, Inc., a company in which Jonnie R. Williams, Star’s CEO and largest shareholder, is a principal. While these steps are expected to reduce the Company’s operating costs, the Company expects to continue to experience negative cash flows for the year and intermediate future. The Company has already entered into loans and lease arrangements collateralized by substantially all of the Company’s assets. As a result, the ability of the Company to generate additional funds through additional loans or leases collateralized by its assets is limited.

Given the current cash shortfalls, the Company will need to generate or raise from outside sources a substantial amount of additional cash to meet its obligations and to support its ongoing operations and activities. Failure to raise additional capital would have a substantial adverse effect on the Company’s financial condition, results of operations and prospects.

In late March, the Company negotiated an agreement with B&W that modified the October 3, 2003 Agreement which, in part, itself restructured Star’s outstanding payables to B&W. Under the letter agreement signed in late 2003, the total current payables due to B&W of $8,395,648 were to be paid in minimum monthly payments of $250,000 beginning in January 2004 with an interest rate of prime plus 1%. Pursuant to this agreement, the Company made payments of $250,000 in January and February 2004. Under the revised agreement, interest on the remaining amount of the payable ($7,899,647) continues, but payment on the principal is deferred until January 1, 2005, with the potential deferral of principal until 2007 if B&W declares its test market of a hard tobacco product to be successful and expands its sales and marketing of a hard tobacco product.

The Company has recently been notified that its 2001 federal income tax return has been selected for examination by the Internal Revenue Service (“IRS”). No action has currently taken place with regard to this audit. Except for the item discussed below, the impact of the IRS examination on the Company’s financial condition, results of operations and cash flow, if any, cannot be ascertained at this time.

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

The Company is in the process of scheduling a conference with the Internal Revenue Service in an effort to resolve this matter. If the IRS determines that it will not grant the Company’s ruling request, the Company anticipates that it will withdraw the request. Further, if upon examination, the IRS rules against the Company with respect to the claimed deductions, the Company expects that it will challenge any such determination through the Appeals process up to and including the US Tax Court to seek a final determination with respect to this issue. While the Company believes that its position is reasonable and supported by the statute and IRS Regulations, the outcome of these proceedings cannot be predicted. Ultimate resolution of this matter, should the IRS rule adversely, is not anticipated until late 2005, at the earliest.

If it is ultimately determined that the Company’s treatment of the payments into escrow is not a current deduction for tax purposes, then the Company may be liable for additional tax of approximately $3.5 million for the years previously refunded to the Company as a result of its carryback claims net of other operating loss deductions taken. In addition to the tax that would be due, the Company would be subject to interest and possibly to certain penalties.

While the Company’s liquidity needs for the next 12-24 months are difficult to predict, the Company raised $9.0 million of convertible debentures in March 2004, $4.0 million of equity capital in April 2004, and has the potential to receive another $4.0 million under an option granted as part of the April sale of common stock. Notwithstanding these sources of financing, the Company may need to obtain additional funds from its CEO, Mr. Williams, or raise additional capital from outside sources in 2004 and after March 2005. The Company’s ability to raise additional capital through additional debt is subject to significant restrictions under the Manchester Securities agreements, including outright prohibitions on raising funds through additional secured debt or other debt that is not subordinated to the debentures. If the Company elects to raise equity, as opposed to obtaining additional funds from Mr. Williams, Manchester Securities would have its conversion option reset to the extent the issuance price for the equity was below its present conversion price. By agreement of the parties, the April 2004 issuance of $4.0 million of common stock in a private placement did not reset the issuance price for common shares under the agreement with Manchester Securities.

Increased competition in the cigarette business, the Company’s obligations to make MSA escrow deposits, and the uncertainty regarding consumer acceptance of ARIVA® make it difficult for the Company to predict with clarity its precise liquidity needs over specific time frames. The adequacy of the Company’s liquidity on both a short and long-term basis will depend upon the amount of capital required to execute the Company’s business objectives of broadly distributing and marketing ARIVA® and STONEWALL Hard Snuff™, defending its intellectual property, and other working capital needs. Thus, it is anticipated the Company may need to raise additional funds and/or consider other business options. The Company is currently not able to estimate the combined impact of these events, however, there could be circumstances under which the Company would be required to raise a substantial amount of capital. There can be no guarantee that the Company will be able to raise capital, or that if it can raise the capital, the terms would be acceptable to the Company. The Company’s need to raise additional funds to meet its working capital and other capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, the amount of any escrow obligations it may be required to deposit to comply with the MSA, the success of the Company’s very low-nitrosamine smokeless tobacco products and the other factors described under “Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

5.	Long Term Debt:

Notes/capital leases payable at March 31, 2004 consist of the following:

Notes payable due B&W, collateralized by tobacco curing barns, tobacco leaf inventory, and intellectual property; non-interest bearing until 2006 payable via royalties earned and possible debt forgiveness, as defined (A), through December 2005, thereafter payable in 96 monthly installments with interest at prime plus 1%.	$19,987,703
Accounts payable reduced to repayment schedule for principal and interest, bearing interest at prime plus 1%. As restructured, interest is payable monthly with monthly installments of $250,000, including both principal and interest, commencing at the earliest, January 1, 2005.	7,899,647
Notes payable, collateralized by certain tobacco curing barns; payable in monthly installments of $105,720 through December 2003 and $86,500 through September 2004, including interest at 10.04%, with the remaining principal and interest payable in full in October 2004.	1,350,400
Convertible Debt, collateralized by inventory and receivables; payable in quarterly installments of interest at 8.0% beginning in June 2004 and quarterly payments of principal and interest beginning March 31, 2005.	9,000,000
Capital Lease Obligations	3,822,241

Less current maturities of long term debt and capital lease obligations	6,381,618

Notes payable and capital leases, less current maturities	$37,033,891

(A)	On April 25, 2001, the Company renegotiated the notes payable to provide for maturities beginning in January 2005, and subsequently, in October 2003, amended the beginning payment date to January 2006. There are provisions in the hard tobacco agreement and other agreements for reductions in the indebtedness through the application of royalties paid by B&W against such indebtedness. Also, the hard tobacco agreement provides for a 50% reduction of debt if B&W conducts a successful test market of a hard tobacco product and a 100% reduction of debt if B&W subsequently markets a hard tobacco product in 15 states.

The annual maturities of notes payable and capital leases, without regard to potential royalty or forgiveness reductions, are as follows:

Twelve months ending March 31,
2005	$6,381,618
2006	13,481,157
2007	5,498,463
2008	3,688,110
2009	2,498,463
Thereafter	11,867,698

$43,415,509

6.	Income tax (benefit) expense consists of the following:

	Three months ending March 31,
	2004	2003
Current	$—	$(63,000)
Deferred	(1,600,000)	228,000

	$(1,600,000)	$165,000

7.	Segment information:

	Segment of Business
	Three months ended March 31, 2004
	Discount Cigarettes and Smokeless Products	Tobacco Leaf	Consolidated
Revenue	$17,161,055	$—	$17,161,055
Cost of sales and excise taxes	14,264,944	—	14,264,944

Gross margin	2,896,111	—	2,896,111

Research and development	—	19,848	19,848

	Three months ended March 31, 2003
	Discount Cigarettes and Smokeless Products	Tobacco Leaf	Consolidated
Revenue	$26,027,976	$—	$26,027,976
Cost of sales and excise taxes	17,450,265	—	17,450,265

Gross margin	8,577,711	—	8,577,711

Research and development	—	124,198	124,198

8.	Litigation:

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

In April 2003 the parties filed dispositive motions. Star Scientific filed a Motion for Summary Judgment on Claim Construction and Definiteness, and RJR filed six Motions for Summary Judgment asserting various defenses. Pursuant to an Order dated September 15, 2003, the Court appointed a Special Master to prepare Reports and Recommendations (“R&Rs”) for the Court on Star Scientific’s Motion for Summary Judgment and five of RJR’s six Motions for Summary Judgment. The Special Master has issued R&Rs on all six of the Summary Judgment Motions and on March 31, 2004, the Court issued final rulings on five of the six summary judgment motions. In its rulings, the Court adopted without modification the Special Master’s R&Rs, which recommended that the Court deny RJR’s Summary Judgment Motions, and that Star Scientific’s motion for summary judgment on claim construction and definiteness be granted in part and denied in part. The Court also issued an order denying RJR’s motion for summary judgment seeking to limit Star’s damages claim. There is one additional R&R before the Court on which briefing was completed on April 26, 2004. The Special Master has also recommended that the Court deny this motion for Summary Judgment. The Court has not yet issued its ruling on that R&R. The Court had previously indicated that it would rule on the Motions for Summary Judgment expeditiously, and that if the case is to proceed to trial, the Court would endeavor to set a trial date within four months of its rulings on the Summary Judgment Motions.

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

There is other minor litigation in the ordinary course of business which the Company is vigorously defending or pursuing.

9.	Commitments and Contingencies:

The Company has entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on behalf of the Company. It is estimated that at the time these litigation and related matters are concluded, which likely will not be before late 2004, the Company’s portion of these costs could be in excess of one million dollars. One-half of these costs advanced by counsel would be payable by the Company if it does not prevail in these litigation matters. However, given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. The Company has paid or accrued all existing obligations. Also, as part of its fee arrangements in certain of these matters, the Company has agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments the Company actually receives in the event that the litigation is resolved in favor of the Company in return for a cap on fee payments during the litigation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion provides an assessment of the Company’s consolidated results of operations, capital resources, and liquidity and should be read together with the financial statements and related notes included elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Star Scientific, Inc. (“Star”) and its wholly-owned subsidiary, Star Tobacco, Inc. (“ST”, and together with Star, the “Company”) are technology-oriented tobacco companies with a mission to reduce toxins in tobacco leaf and tobacco smoke. The Company is engaged in:

(1) the development, implementation and licensing of scientific technology for the curing of tobacco so as to substantially prevent the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco-specific nitrosamines (“TSNAs”);

(2) the manufacturing, sales, marketing and development of very low-nitrosamine smokeless tobacco products that also carry enhanced warnings beyond those required by the Surgeon General, including Stonewall® moist and dry snuffs, ARIVA® compressed powdered tobacco cigalett™ pieces, and STONEWALL Hard Snuff™. The Company also manufacturers a very low-nitrosamine smokeless tobacco product (Interval®) for B&W which is currently in test market; and

(3) the manufacture and sale of four discount cigarette brands.

The Company has previously purchased very low-TSNA flue-cured tobacco, cured by farmers using the StarCured™ tobacco curing process, and resold this leaf tobacco to B&W. The Company has suspended these purchases and sales through at least the end of 2004.

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

During the first quarter of 2004, the number of cigarettes sold as well as the price of cigarettes declined compared with the first quarter of 2003. The trend of decreasing cigarette sales since 2000 has been partly caused by intensified pricing competition from foreign manufacturers. In addition, the termination of the proposed sale of the cigarette business to North Atlantic Trading Company, Inc. (“NATC”) in July 2003 resulted in a significant disruption of the Company’s cigarette business in mid-2003, particularly in Texas where a number of senior sales managers left the Company shortly after the termination of the NATC transaction was announced. Since the termination of the NATC purchase agreement, the Company has taken a number of steps to address these negative trends, including the implementation of a promotional program at the retail level and a separate wholesale pricing promotion, as well as the restructuring of the senior sales management team in Texas. Since January 2003, the Company has also sought to offset lower sales by manufacturing its cigarettes at its own facility and using less expensive tobacco and filters in its discount cigarettes. The Company plans to continue the sale of cigarettes for the foreseeable future.

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

The Company has an exclusive, worldwide license from Regent Court Technologies, LLC under ten patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco including the StarCured™ tobacco curing process and the production of very low-TSNA tobacco products. The StarCured™ tobacco curing process, as discussed herein, involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured™ process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke.

The Company believes it has the technology to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to the lowest possible levels and has demonstrated that its method for curing tobacco using the StarCured™ tobacco curing process can be scaled up to meet broad commercial needs in the United States and abroad. Given the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens, the Company’s focus over the last three years has centered on the development and commercialization of very low-TSNA, non-fermented smokeless tobacco products that can be used as an alternative to cigarettes in situations where adult tobacco users either cannot or choose not to smoke. The Company expects that in the future its focus will continue to be on the development and sale of very low-TSNA non-fermented smokeless tobacco products, as well as on encouraging other tobacco manufacturers to sublicense the StarCured™ tobacco curing technology to produce very low-TSNA tobacco (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below). The Company currently markets four very low-TSNA smokeless products: (1) ARIVA®, a compressed powdered tobacco “cigalett”; (2) two snuff products (one moist and one dry) under the brand name Stonewall®; and (3) STONEWALL Hard Snuff™, a new, non-fermented, spit-free® “hard tobacco” product for moist snuff users. With the the introduction of STONEWALL Hard Snuff™, the Company has made the decision to discontinue the manufacture and sale of Stonewall® moist snuff. To date, these products have not generated significant revenues. The Company’s smokeless products each include 100% StarCured™ very low-TSNA tobacco.

Over the last several years, the Company has expended significant effort and money on the development of very low-TSNA tobacco and smokeless tobacco products, its patent infringement lawsuit against RJR, and sales of smokeless products. While product licensing royalties and smokeless tobacco sales were de minimis during 2003 and the first quarter of 2004, the Company will continue its development and sales of smokeless tobacco products and product licensing efforts. The Company continues to seek additional sales outlets for its smokeless products, but it anticipates that there will be a significant period of time before its smokeless products are potentially able to generate significant revenues.

Pursuant to a Hard Tobacco Agreement entered into with B&W in April 2001, B&W began to test market a hard tobacco product named Interval® in Louisville, Kentucky on December 15, 2003. B&W has informed the Company that it plans to follow up with a further, larger-scale test market later in 2004. The B&W hard tobacco product is being manufactured by Star at its manufacturing facility in Chase City, Virginia. The Company had de minimis revenues from royalties on the sale of Interval® by B&W during the first quarter of 2004. Under the Hard Tobacco Agreement, B&W will forgive one-half of Star’s then-outstanding indebtedness to B&W if B&W determines that its test market of a cigalett™ hard tobacco product is successful, and all of the remaining debt if and when it introduces a cigalett™ product into distribution in retail locations in 15 states.

The Company had a substantial reduction in revenue and gross margin in the first quarter of 2004, as well as a net loss of $2.7 million. The ability of the Company to operate at a profit and generate positive cash flow from operations over the long term is largely dependent upon the success in improving the results of its cigarette operations, its litigation with RJR, its successful marketing of the Company’s smokeless products, including B&W’s marketing of Interval® or potentially similar arrangements with other third parties.

The Company continues to experience negative cash flow from operations, particularly when its significant escrow obligations arising under the MSA are taken into account. The Company has deposited into escrow a net amount of approximately $33.0 million for sales of cigarettes in MSA states during the period 1999-2003, including approximately $6.0 million which the Company deposited into these accounts in April 2004 based on 2003 sales. To minimize the impact of these MSA obligations on the Company’s liquidity, the Company has attempted to focus its cigarette sales primarily in the four non-MSA states where it is not required to make deposits into escrow and has enhanced its efforts to prevent its cigarettes intended for the non-MSA states from being diverted into MSA states.

The likelihood of the Company successfully rebuilding its discount cigarette business, concluding its litigation with RJR, and/or successfully marketing its smokeless products in the near future is difficult to predict. While management believes that its plan for re-energizing cigarette sales and cost cutting measures will be successful, failure to return to profitability during 2004 would likely require that the Company seek additional sources of equity funding after March 2005, given the fact there exist significant limitations for raising debt. This would result in significant dilution to the existing shareholders.

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

Recent Developments

$ 9 million Convertible Debt Financing on March 25, 2004

As reported in its Form 10-K for 2003, the Company on March 25, 2004, entered into a series of agreements with Manchester Securities. Under the agreements, Manchester Securities purchased from the Company a $9 million two-year, convertible 8% debenture and warrants for 502,681 shares of the Company’s common stock. Loan costs aggregating $0.7 million were incurred in connection with this transaction. A significant portion of the proceeds was used to fund the Company’s MSA escrow obligations for 2003 and the remainder is being used for general corporate purposes.

The Debenture is secured by ST’s inventory and receivables to the extent not subject to B&W’s prior security interests. Interest on the debenture is to be paid quarterly beginning in June 2004, and principal payments together with interest are to be made in four quarterly installments on each quarterly anniversary date of the debenture, beginning in March 2005. The debenture can be converted into Star’s common stock at a price of $3.73 per share, which represents the closing price of the Company’s common stock on the day preceding the date of the debenture. The warrants entitle Manchester Securities, at any time during the next five years, to acquire 502,681 shares of common stock at an exercise price of $4.476, which is a 20% premium over the closing price on the day preceding the date of the warrant. In connection with the transaction, the Company and Manchester Securities also entered into a Securities Purchase Agreement, a Security Agreement and a Registration Rights Agreement. ST also executed the Security Agreement, as well as a Guaranty with respect to Star’s obligations under the Debenture and related agreements. As described in more detail in “Liquidity and Capital Resources” below, the Manchester Securities agreements include a number of provisions that would result in default interest rates and redemption rights, if the Company fails to comply with its obligations under the Debenture and Registration Rights Agreement. The occurrence of a default would either (i) require the Company to obtain capital that it may not be able to raise or (ii) significantly increase the dilution to existing shareholders upon conversion of the debentures.

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

The Company also paid a finder’s fee to Reedland Capital Partners, a division of Financial West Group, in the form of 173,611 shares of the Company’s restricted common stock and issued to them five-year warrants to purchase 100,000 shares of the Company’s stock at an exercise price of $4.49.

Restructuring of B&W Account Payable

In late March, the Company negotiated an agreement with B&W that modified the October 3, 2003 Agreement which itself, in part, restructured Star’s outstanding payables to B&W. Under the letter agreement signed in late 2003, the total current payables due to B&W of $8,395,648 were to be paid in minimum monthly payments of $250,000 beginning in January 2004 with an interest rate of prime plus 1%. Pursuant to this agreement, the Company made payments of $250,000 in January and February 2004. Under the revised agreement, interest on the remaining amount of the payable ($7,899,647) continues, but payment on the principal is deferred until January 1, 2005, with the potential deferral of principal until 2007 if B&W declares its test market of a hard tobacco product to be successful and expands its sales and marketing of a hard tobacco product.

Subsequent Events - $4 million sale of common stock with an option to buy an additional $4 million of common stock on April 15, 2004

Subsequent to the reporting period, on April 15, 2004, the Company entered into a series of agreements with Elliott Associates, L.P., Elliott International, L.P., and Portside Growth & Opportunity Fund, (collectively, the “Purchasers”). Under the agreements, the Purchasers bought 1,142,857 shares of common stock from the Company for $4.0 million (a purchase price of $3.50 per share). Additionally, the Purchasers have an option to purchase 1,072,386 additional shares of common stock from the Company at a purchase price of $3.73 per share (if exercised in totality, this would generate an additional $4 million of cash) for a period of 30 days after the effective date of the Registration Statement covering the resales of the common stock. The proceeds from this transaction will be used for general corporate purposes. The Company also paid a finder’s fee of $280,000 to Reedland Capital Partners.

New State Legislation Impacting Sales of Discount Cigarettes

Minnesota, one of the four non-MSA states in which Star increasingly has focused its sales of discount cigarettes, passed a statute which took effect on July 1, 2003, requiring distributors in the state to pay an additional $0.35 per pack fee on cigarettes purchased from manufacturers, such as Star, that have not entered into a separate settlement with the state. Because the statute impacts on all non-participating manufacturers, its impact has tended to be uniform among those manufacturers. The statute has provided an advantage to Vector, which had previously settled with the State of Minnesota and after passage of the statute reached a separate agreement on payments that it would have to make each year under its prior settlement. In Florida and Mississippi, two of the other non-MSA states, bills had been introduced in the 2004 legislative sessions that would have imposed an additional user fee on non-participating manufacturers at a rate of $0.50 and $0.40 per pack, respectively, on cigarettes sold by companies that have not entered into separate settlement agreements with the states. Neither Florida nor Mississippi enacted such legislation during its 2004 legislative session. In Texas, a special (30-day) session of the legislature has been convened to address deficits in school funding. One proposal that has been offered as part of a funding formula is a $0.50 per-pack fee on cigarettes sold by manufacturers which had not previously settled with Texas. Michigan, an MSA state, in January 2004 passed a fee statute that requires the payment of a $0.35 per-pack fee on cigarettes sold by non-participating manufacturers, which must be paid in advance based on an estimate of projected sales by the Department of Revenue. This fee is in addition to the requirement under the MSA that non-participating manufacturers deposit funds into escrow for each cigarette sold in an MSA state. Given the cost of making both the escrow payments and fee payments, Star has advised the Department of Revenue that it would not sell its cigarette brands in Michigan in the future. In March 2004, Utah, a MSA state in which Star has not had material sales in the past several years, also passed legislation assessing a $.35 per-pack fee on cigarettes sold by non-participating manufacturers. Similar legislation imposing a fee on non-participating manufacturers has been introduced and is pending in California, Kentucky, Illinois, Kansas, Louisiana, Missouri, New Hampshire and Tennessee, and it is anticipated that other MSA states will introduce similar legislation. Similar legislation was introduced but not enacted in Indiana this year. The impact of these new statutes in the MSA states would be expected to negatively impact on sales in these states, although as previously noted, Star has sought to focus its efforts in recent years on the sale of cigarettes in the four non-MSA states.

Results of Operations

The Company’s unaudited condensed consolidated results for the periods ended March 31, 2004 and 2003 are summarized in the following table:

	Three Months Ended March 31,
	2004	2003
Net sales	$17,161,055	$26,027,976
Cost of goods sold	14,264,944	17,450,265

Gross profit	2,896,111	8,577,711

Total operating expenses	6,851,981	7,855,730

Operating income (loss)	(3,955,870)	721,980

Net income (loss)	$(2,682,603)	$234,720

Basic:
Profit (Loss) per common share	$(.04)	$0.00
Diluted:
Profit (Loss) per common share	$(.04)	$0.00
Weighted average shares outstanding	60,862,337	59,741,480
Diluted weighted average shares outstanding	60,862,337	60,291,438

First Quarter 2004 Compared with First Quarter 2003

Net Sales. During the first quarter of 2004, the Company’s cigarette sales decreased approximately $8.8 million or 33.9% to $17.1 million from $25.9 million for the first quarter of 2003, due primarily to a lower sales price in 2004. The number of cigarettes sold also continued to decline, primarily due to concentrating sales and marketing efforts into a smaller and increasingly price-sensitive geographic region, namely Texas, Florida, Mississippi and Minnesota. The Company sold approximately 509 million cigarettes during the first quarter of 2004, compared with sales of approximately 592 million cigarettes during the first quarter of 2003, representing a decrease of approximately 14.0%. The decline in unit sales was exacerbated by the approximate 24.9% decrease in sales price charged by the Company for its cigarettes, from approximately $8.94 per carton during the first quarter of 2003 to $6.72 during the first quarter of 2004.

Compared to the fourth quarter of 2003 when the Company shipped approximately 70.0 truckloads of cigarettes, shipments in the first quarter of 2004 improved to approximately 73.6 truckloads of cigarettes, reflecting the Company’s continuing efforts to re-energize its cigarette sales, which effort began in the second half of 2003 after the termination of the proposed sale of its cigarette business to NATC. However, sales in the first quarter of 2004 were lower than sales in the first quarter of 2003, when the Company sold 85.7 truckloads of cigarettes.

During the first quarter of 2004, the Company’s net sales for smokeless products increased approximately $19,000 or 33% to approximately $76,000, from $57,000 for the first quarter of 2003. However, the sales of smokeless tobacco products continues to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at breakeven levels. During the third quarter of 2003, STONEWALL Hard Snuff™ entered distribution after completing a test market in Richmond, Virginia. By the first quarter of 2004, STONEWALL Hard Snuff™ accounted for a majority of the increase in smokeless products sales from first quarter of 2003. At the same time, acceptance of ARIVA® as an alternative to cigarettes has continued to be impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which has appeared in various newspapers and FDA filings; (4) ARIVA® requires smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop name brand recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users.

Star’s sales of ARIVA® and STONEWALL Hard Snuff™ have been de minimis compared to cigarette sales, and ARIVA® sales have continued to decline due in part to the fact that initial sales were primarily derived from original placement of the product in the stores and for the other reasons noted above. By December 31, 2003, management estimated the number of locations carrying ARIVA® had decreased to approximately 28,000, with a concentration in chain stores. Based in part on the continued sales decline, management believes the number of locations carrying ARIVA® as of the end of the first quarter of 2004 is below the 28,000 level previously reported.

During the first quarter of 2004, as during the first quarter of 2003, the Company earned de minimis royalties paid by B&W on sales of its ADVANCE® low-TSNA cigarette, which B&W continues to test market in Indianapolis, Indiana.

During the first quarter of 2004, the Company earned de minimis royalties paid by B&W on sales of its INTERVAL® smokeless product, which B&W continues to test market in Louisville, Kentucky. The Company has been informed that B&W is planning on expanding its marketing and distribution of a hard tobacco product this summer.

Gross Profits. Gross profit decreased approximately $5.7 million or approximately 66.2% in the first quarter of 2004 to $2.9 million from $8.6 million in the first quarter of 2003. The decline was due primarily to the lower sales price and volume for the Company’s cigarette products.

For discount cigarette sales during the first quarter of 2004, the Company reduced its cost-of-goods sold by approximately 31.2%, to approximately $1.46 per carton, compared with an average cost of $2.12 per carton during the first quarter of 2003. However, this reduction was more than offset by the fact that, principally due to competitive pressures and retail promotions, the average sales price per carton decreased approximately 24.9% from approximately $8.94 per carton during the first quarter of 2003 to $6.72 per carton during the first quarter of 2004.

Consistent with the practice over the last few quarters, during the first quarter of 2004, excess production costs for the Company’s ARIVA® and STONEWALL Hard Snuff™ manufacturing lines were recognized as general and administrative expenses as reflected below. Due to the under-utilization of the packaging equipment for smokeless products, the Company’s gross profit for smokeless products was zero compared to approximately $42,000 for the first quarter of 2003.

Total Operating Expenses. Total operating expenses decreased to $6.9 million for the first quarter of 2004 from $7.9 million for the first quarter of 2003. Marketing and distribution, general and administrative and research and development costs have fallen by approximately $1.5 million, while depreciation costs have risen from $62,000 in the first quarter of 2003 to $0.6 million due to a one-time adjustment in the useful life of certain fixed assets in Chase City and Chester, Virginia.

Marketing and Distribution Expenses. Marketing and Distribution expenses totaled $2.4 million for the first quarter of 2004, a decrease of $0.5 million over the comparable 2003 period expense of $2.9 million. This decrease was caused by lower cigarette commissions offset by increased costs related to maintaining a larger number of field sales representatives.

General and Administrative Expenses. General and Administrative Expenses totaled $3.8 million for the first quarter of 2004, a decrease of $1.0 million compared with $4.8 million for the first quarter of 2003. This decrease was due to a reduction of aircraft expenses and a reduction of executive salaries, which were offset by the under-utilization cost of $0.3 million for the packaging equipment for smokeless tobacco products. In addition, during the first quarter of 2003, legal costs were approximately $0.5 milllion higher than in the first quarter of 2004. Those additional legal costs in 2003 were incurred in connection with the negotiation of the Purchase Agreement with NATC and in connection with the Company’s pending consolidated lawsuits against R.J. Reynolds for patent infringement in the United States District Court for the District of Maryland. In the coming months, the Company anticipates increases in its general and administrative costs in connection with the continued prosecution of its patent infringement lawsuits.

Depreciation. Depreciation totaled $0.6 million for the first quarter of 2004, compared with $0.1 million in the first quarter of 2003. This increase was due a one-time adjustment in the useful life of certain fixed assets at the Chase City and Chester, Virginia locations.

Research and Development Expenses. Research and development costs in the first quarter of 2004 were approximately $19,848 compared to $0.1 million during the first quarter of 2003. During both periods, research and development costs were connected principally to scientific studies related to low-TSNA products, and the Company’s development of a spit-free® STONEWALL Hard Snuff™ tobacco product for smokeless tobacco users. Consistent with its efforts to cut costs, the Company deferred certain research projects in the last half of 2003 and the first quarter of 2004. Subject to the availability of funds, the Company expects to increase its spending on research in 2004. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While some of its research work has been deferred, the Company is continuing to design several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess bio-marker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. These studies are conducted by independent laboratories and universities. Also, the Company is exploring other alternatives to help fund its research objectives.

Interest Expense. The Company had interest expense of $482,454 and interest income of $43,336, for a net interest expense of $439,118 in the first quarter of 2004. This compares to interest expense of $355,576 and interest income of $18,000 for a net interest expense of $337,576 in the first quarter of 2003. The higher interest expense in the first quarter of 2004 resulted primarily from interest charges from the additional $4.5 million credit line provided by the Company’s CEO. This interest expense was partially offset by interest income generated by the Company’s MSA Escrow Fund; however, the interest rates are very low due to the conservative investment options permitted by the escrow agreements. The Company receives for its own account the current interest on the amounts in escrow, but this interest income is not sufficient to offset the Company’s cost of capital.

Income Tax Benefit. The Company had an income tax benefit of $1.6 million for the first quarter of 2004 as compared to an income tax expense of $0.2 million for the first quarter of 2003. This tax benefit is directly attributable to the loss experienced in the first quarter of 2004 as compared with the profit from the first quarter of 2003.

Net Loss. The Company had a net loss of $2.7 million for first quarter 2004 compared with net income of $0.2 million reported in the comparable 2003 period. The net loss primarily reflects lower margins on decreased cigarette sales and efforts to control marketing and distribution expenses while continuing to absorb higher interest and depreciation expenses.

In the first quarter 2004, the Company had a basic and diluted loss per share of $(.04) compared to basic and diluted per share earnings of $0.00 in the same period in 2003.

Liquidity and Capital Resources

As of March 31, 2004, the Company held approximately $7.7 million in cash and cash equivalents and $4.9 million of accounts receivable, compared to approximately $0 in cash and cash equivalents, and $5.6 million in accounts receivable, as of December 31, 2003.

Subsequent to this reporting period, on April 16, 2004, the Company raised $4.0 million from the sale of 1,142,857 shares of common stock to the Purchasers, who have an option to purchase up to an additional 1,072,386 common shares from the Company at a purchase price of $3.73 per share for a potential aggregate of $4.0 million. Also subsequent to this reporting period, in April 2004, the Company deposited approximately $6.0 million into its MSA escrow accounts for 2003 sales.

The Company continues to experience negative cash flow from operations and, as of March 31, 2004, had a working capital deficit of $1.3 million. The Company has deposited into its MSA escrow accounts a net amount of approximately $33 million for the period 1999-2003, including the approximately $6 million deposited in April 2004.

The Company’s working capital deficit reflects that accounts payable are unchanged, and as of March 31, 2004, totaled $6.6 million. Approximately $3.0 million of the accounts payable relates to outstanding amounts for legal and consulting services in connection with the Company’s litigation, regulatory, compliance and general corporate efforts. The vast majority of this $3.0 million is over 60 days old. Approximately $2.0 million relates to purchases for the production of tobacco products, of which 3% is over 60 days old. Finally, approximately $1.6 million of other accounts payable is outstanding, of which 16% is over 60 days old, most of this latter amount relates to R&D testing and ARIVA®/STONEWALL Hard Snuff™ development.

While the Company’s liquidity needs for the next 12-24 months are difficult to predict, and the Company has taken a number of steps to cut costs and re-energize its cigarette sales, the Company expects to continue generating negative cash flow in the near future. To meet this shortfall in the near term, the Company has raised additional capital from its CEO, Jonnie R. Williams, as well as the Purchasers in the private placements described below.

Further, Mr. Williams has pledged to provide such funds to the Company to cover cash flow shortfalls in 2004 and through March 31, 2005.

The Company’s working capital deficit as of March 31, 2004 does not reflect its obligation to make MSA escrow deposits for 2003 sales, which it made in April 2004 by depositing approximately $6.0 million into escrow. In addition, the Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation matters. Further, given anticipated levels of revenues and cash flows from operations, substantial capital will be needed for sales, marketing and promotion of ARIVA® and STONEWALL Hard Snuff™. While the Company’s liquidity needs for the next 12-24 months are difficult to predict, the Company has already raised capital in early 2004 and may need to raise additional capital from outside sources after March 2005 beyond those amounts described in this report. The Company’s ability to raise additional capital through additional debt is subject to significant restrictions under the Manchester Securities agreements, including outright prohibitions on raising funds through additional secured debt or other debt that is not subordinated to the debentures. Also, other assets of the Company have already been pledged for existing borrowings, including the B&W loans and the Company’s leases and debt relating to its tobacco curing barns. If the Company elects to raise equity, Manchester Securities would have its conversion option reset to the extent the issuance price for the equity was below its present conversion price.

As described herein, the Company continues to seek to reduce overhead through salary reductions, personnel reductions, salary deferrals, as well as deferring or curtailing ARIVA® marketing costs and to find alternative sources of funding for its working capital requirements.

Net Cash Provided By (Used In) Operating Activities. In the first three months of 2004, $0.2 million of cash was generated by operating activities. This compared to $3.0 million of cash generated by operating activities during the first three months of 2003. This decrease in cash generated by operations during the first three months of 2004 was primarily due to a decrease in the price per carton sold and a decrease in the units of cigarettes sold, offset somewhat by a decrease in the cost of goods sold. In addition, income tax refunds aggregating approximately $1.3 million were received during the period.

Net Cash Provided By (Used In) Financing Activities. During the first quarter of 2004, $7.5 million of cash was generated by financing activities versus $0.5 million of cash used in financing activities in the same period in 2003. The funds generated during the first quarter of 2004 were from the $9 million convertible debenture financing and from $0.8 million of cash provided by the working capital loan from the Company’s CEO. During the first quarter of 2004, approximately $1.9 million of cash was used in the repayment of notes payable and capital leases and $0.5 million was used to repay a bank overdraft. During the first quarter of 2003, $0.8 million was generated from proceeds from a revolving line of credit, while $1.3 million was used in the repayment of notes payable and capital leases. The subsequent raising of $4.0 million of equity capital on April 15, 2004 is not included in this reporting period, nor is the $6.0 million payment made in April 2004 into the MSA escrow.

Net Cash Provided by (Used In) Investing Activities. During the first quarter of 2004, no cash was generated by investing activities versus $0.8 million of cash generated by investment activities in the same period in 2003. The cash generated during 2003 was from the repayment of a note from an officer of the Company.

Working Capital Line of Credit

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

In late December 2003, the Company used funds advanced from Mr. Williams to pay down the then-outstanding balance of approximately $2.2 million under its $7.5 million line of credit from Guaranty Bank. This line of credit was terminated as of December 31, 2003 consistent with the letter agreement the Company and Guaranty Bank entered into on August 14, 2003. As of December 31, 2003, the Company had borrowings of $3.7 million outstanding from Mr. Williams. As of March 31, 2004, the advances to the Company were $4.5 million.

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

Recent Private Placements

On March 25, 2004, the Company entered into a series of agreements with Manchester Securities. Under the agreements, Manchester Securities purchased from the Company a $9 million two-year, convertible 8% debenture and warrants for 502,681 shares of the Company’s common stock. Loan costs aggregating $0.7 million were incurred in connection with this transaction. The proceeds from this transaction will be used for general corporate purposes, including funding of the Company’s MSA escrow obligations.

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

For more information regarding the terms and risks of the Manchester Securities transactions, you are encouraged to read in their entirety the Manchester Securities agreements, which are attached as Exhibits to Star’s Form 10-K, and incorporated herein by reference.

The Company also paid a finder’s fee to Reedland Capital Partners, a division of Financial West Group, in the form of 173,611 shares of the Company’s restricted common stock and issued to them five year warrants to purchase 100,000 shares of the Company’s stock at an exercise price of $4.49.

The Company has already entered into loans and/or lease agreements, including the loan agreement with Manchester Securities, the B&W loan, and the barn leases, collateralized by substantially all of the Company’s assets. Furthermore, the Manchester Securities Agreements prohibit the Company from obtaining new debt financing that is secured or not subordinated to the debentures. As a result, the ability of the Company to generate additional funds through additional loans or leases collateralized by its assets is limited. However, the Company continues to actively pursue additional sources of funds, including potentially through sale of the Company’s common stock. If the Company elects to raise equity, Manchester Securities would have its conversion option reset to the extent the issuance price for the equity was below its present conversion price. By agreement of the parties, the April 2004 issuance of $4.0 million of common stock in a private placement did not reset the issuance price for common shares under the agreement with Manchester Securities. Although the Company has sufficient funds through the Williams’ loan agreement, the Manchester Securities debentures and the funding commitment from Mr. Williams, to meet its immediate needs through March 2005, failure to raise additional capital or generate additional sources of income could have a substantial adverse effect on the Company’s financial condition, results of operations and prospects in the long term. There can be no guarantee that the Company will be able to raise capital, or that, if it can raise the capital, the terms would be acceptable to the Company. The Company’s need to raise additional funds to meet its working capital and other capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, the amount of any escrow obligations it may be required to deposit to comply with the MSA, the success of the Company’s very low-nitrosamine smokeless tobacco products and the other factors described under “Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Subsequent to this reporting period, on April 15, 2004, the Company entered into a series of agreements with Elliott Associates, L.P., Elliott International, L.P. and Portside Growth & Opportunity Fund (collectively, the “Purchasers”). Under the agreements, the Purchasers bought 1,142,857 shares of common stock from the Company for $4.0 million (a purchase price of $3.50 per share). Additionally, the Purchasers have an option to purchase 1,072,386 additional shares of common stock from the Company at a purchase price of $3.73 per share (if exercised in its totality, this option would generate an additional $4.0 million of cash) for a period of 30 days after the effective date of the Registration Statement covering the resales of the common stock. The Company also paid a finder’s fee of $280,000 to Reedland Capital Partners. The proceeds from this transaction will be used for general corporate purposes.

B&W Agreements. Under the Restated Master Agreement, as amended by a letter agreement dated August 14, 2003, between B&W and the Company, the Company owes B&W approximately $20 million of long-term debt, with no interest accruing, or principal payments required through December 31, 2005. Beginning January 1, 2006, interest accrues at prime plus 1% and interest and principal are payable in 96 monthly installments. The debt is secured by tobacco leaf inventory, the tobacco curing barns, and a first priority security interest in the Company’s intellectual property. Once the outstanding loan balance is reduced to $10 million, the collateral will be released by B&W. Star also has a current obligation of $7,899,647 payable to B&W. The principal on this obligation has been deferred to at least January 2005. Under the Hard Tobacco Agreement, B&W will forgive one-half of the then-outstanding indebtedness to B&W if B&W determines that its test market of a hard tobacco product is successful, and all of the remaining debt if and when B&W introduces a hard tobacco product into distribution in retail locations in 15 states. B&W began to test market a hard tobacco product, named Interval®, in Louisville, Kentucky on December 15, 2003. B&W has informed the Company that it plans to follow-up with a further larger-scale test market later in 2004. However, there can be no assurances that this test market will be deemed successful or extended into additional states.

Master Settlement Agreement. On June 18, 2003, the Company and the MSA states executed a comprehensive settlement agreement under which Star remains a non-participating manufacturer under the MSA, and which resolves all issues as to the funding of the escrow accounts for the period 1999-2002. In April 2004, the Company deposited $6.0 million into these escrow accounts based on 2003 sales. Star currently has approximately $33.0 million in escrow. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA.

For 2003, and thereafter, Star is responsible for making escrow payments on all Star cigarettes sold in any MSA state, regardless of where such products are manufactured. The MSA escrow deposit for 2004 sales is due on or before April 15, 2005, except for any quarterly payments that may be required under recent changes to the qualifying statutes in a number of MSA states.

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

The Company is currently prosecuting patent infringement claims against RJR in a consolidated action in the United States District Court for the District of Maryland and in 2002 was successful in having a declaratory judgment action brought by Philip Morris dismissed on the basis that no actionable controversy existed between the companies. The Company anticipates incurring significant expenses in terms of legal fees and costs in connection with this litigation for the foreseeable future

Changes in Operations. During the first quarter of 2004, the Company committed to additional cost savings measures. These include decreases of approximately $1 million in executive salaries, either through deferrals or reductions and the elimination of costs related to the discontinued use of an aircraft owned by Starwood Industries, Inc, a company in which Jonnie R. Williams, Star’s CEO and largest shareholder, is a principal. While these steps are expected to reduce the Company’s operating costs, the Company expects to continue to experience negative cash flows for the year and intermediate future.

Request for a Private Letter Ruling. The Company has recently been notified that its 2001 federal income tax return has been selected for examination by the Internal Revenue Service. No action has currently taken place with regard to this audit. Except for the item discussed below, the impact of the IRS examination on the Company’s financial condition, results of operations and cash flow, if any, cannot be ascertained at this time.

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

The Company is in the process of scheduling a conference with the Internal Revenue Service in an effort to resolve this matter. If the IRS determines that it will not grant the Company’s ruling request, the Company anticipates that it will withdraw the request. Further, if upon examination, the IRS rules against the Company with respect to the claimed deductions, the Company expects that it will challenge any such determination through the Appeals process up to and including the US Tax Court to seek a final determination with respect to this issue. While the Company believes that its position is reasonable and supported by the statute and IRS Regulations, the outcome of these proceedings cannot be predicted. Ultimate resolution of this matter, should the IRS rule adversely, is not anticipated until late 2005, at the earliest.

If it is ultimately determined that the Company’s treatment of the payments into escrow is not a current deduction for tax purposes, then the Company may be liable for additional tax of approximately $3.5 million for the years previously refunded to the Company as a result of its carryback claims net of other operating loss deductions taken. In addition to the tax that would be due, the Company would be subject to interest and possibly to certain penalties.

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

SEE ADDITIONAL DISCUSSION UNDER “FACTORS THAT MAY AFFECT FUTURE RESULTS” IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, AND OTHER

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

In April 2003 the parties filed dispositive motions. Star Scientific filed a Motion for Summary Judgment on Claim Construction and Definiteness, and RJR filed six Motions for Summary Judgment asserting various defenses. Pursuant to an Order dated September 15, 2003, the Court appointed a Special Master to prepare Reports and Recommendations (“R&Rs”) for the Court on Star Scientific’s Motion for Summary Judgment and five of RJR’s six Motions for Summary Judgment. The Special Master has issued R&Rs on all six of the Summary Judgment Motions and on March 31, 2004, the Court issued final rulings on five of the six summary judgment motions. In its rulings, the Court adopted without modification the Special Master’s R&Rs which recommended that the Court deny RJR’s Summary Judgment Motions and that Star Scientific’s motion for summary judgment on claim construction and definiteness be granted in part and denied in part. The Court also issued an order denying RJR’s motion for summary judgment seeking to limit Star’s damages claim. There is one additional R&R before the Court on which briefing was completed on April 26, 2004. The Special Master has also recommended that the Court deny this motion for Summary Judgment. The Court has not yet issued its ruling on that R&R. The Court had previously indicated that it would rule on the Motions for Summary Judgment expeditiously, and that if the case is to proceed to trial, the Court would endeavor to set a trial date within four months of its rulings on the Summary Judgment Motions.

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

In the first quarter of 2004, Star granted its directors, officers, employees and consultants (the “Purchaser Class”) options to purchase Star’s Common Stock. All options were granted under the Star Scientific, Inc. 2000 Equity Incentive Plan. On January 28, 2004, options for 25,000 shares of the Common Stock with an exercise price of $1.85 per share, were offered to one or more members of the Purchaser Class in a private offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

As discussed above in the “Liquidity and Capital Resources” section, the Company completed private placement offerings in March and April of 2004. These transactions were completed pursuant to an exemption from registration under the Securities Act of 1933, as amended. In connection with the private placement offerings, the company has agreed to file and maintain an effective registration statement covering the resale of the shares by the investors.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

Number	Description

3.1	Restated Certificate of Incorporation (1)

3.2	By-laws of the Company as Amended to Date (1)

10.1	Convertible Debenture, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities, Corp. (2)

10.2	Warrant, dated March 25, 2004. issued by Star Scientific, Inc. to Manchester Securities, Corp. (2)

10.3	Securities Purchase Agreement, dated March 25, 2004 between Star Scientific, Inc. and Manchester Securities Corp. (2)

10.4	Registration Rights Agreement, dated March 25, 2004 between Star Scientific, Inc. and Manchester Securities Corp. (2)

10.5	Guaranty Agreement, dated March 25, 2004 issued by Star Tobacco, Inc.(2)

10.6	Security Agreement, dated March 25, 2004 between Star Scientific, Inc., Star Tobacco, Inc. and Manchester Securities Corp.(2)

10.7	Subordination Agreement, dated March 25, 2004 between Star Scientific, Inc., Jonnie Williams and Manchester Securities Corp.(2)

10.8	Reedland Warrants, dated as of March 25, 2004, issued by Star Scientific, Inc.(2)

10.9	Securities Purchase Agreement, dated as of April 15, 2004, by and among the Company, Elliott Associates, L.P. and Elliott International, L.P.(3)

10.10	Registration Rights Agreement, dated as of April 15, 2004, by and among the Company, Elliott Associates, L.P. and Elliott International, L.P.(3)

10.11	Securities Purchase Agreement, dated as of April 15, 2004, by and between the Company and Portside Growth and Opportunity Fund, L.P.(3)

10.12	Registration Rights Agreement, dated as of April 15, 2004, by and between the Company and Portside Growth and Opportunity Fund, L.P.(3)

10.13	Second Restated Non-Circumvention and Finder’s Fee Agreement, dated as of April 15, 2004, by and between the Company and Reedland Capital Partners, an Institutional Division of Financial West Group(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 16, 2004.

(4)	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. §1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Reports on Form 8-K

On April 16, 2004, the Company filed a Current Report on Form 8-K describing the sale to certain investors of a total of 1,142,857 shares of common stock of the Company at a price per share of $3.50 for an aggregate purchase price of $4.0 million, with an option to purchase an additional 1,072,386 shares of common stock at an exercise price of $3.73 per share (potentially yielding aggregate cash of $4.0 million), which is exercisable for a period of thirty days after the occurrence of certain events.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

Date: May 10, 2004	/s/ CHRISTOPHER G. MILLER

Authorized Signatory and Chief Financial Officer