Form 10-Q
period 2004-06-30
STAR SCIENTIFIC INC
filed 2004-08-09
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 3, 2004, there were 61,035,948 shares outstanding of the Registrant’s common stock, par value $.0001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$92,790	$—
Accounts receivable, trade	5,455,476	5,596,645
Inventories	3,318,310	3,991,425
Prepaid expenses and other current assets	809,681	835,691
Deferred tax asset	—	179,000

Total current assets	9,676,257	10,602,761
Property, plant and equipment, net	17,484,120	18,876,540
Idle equipment	1,160,208	1,160,208
Intangibles, net of accumulated amortization	950,775	974,836
Deposits on property and equipment	—	151,500
Other assets	2,085,827	1,515,281
MSA Escrow funds	33,237,623	27,024,333

Total Assets	$64,594,810	$60,305,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank Overdraft	$—	$465,212
Current maturities of long-term debt and capital lease obligations	9,837,581	9,108,949
Accounts payable, trade	5,278,060	6,601,226
Federal excise taxes payable	2,991,341	2,626,736
Accrued expenses	2,137,195	817,937

Total current liabilities	20,244,177	19,620,060
Notes payable, related party	4,500,000	3,661,703
Long-term debt and capital lease obligations, less current maturities	32,787,885	27,175,719
Deferred gain on sale-leaseback	117,461	218,197
Deferred tax liability	—	581,000

Total liabilities	57,649,523	51,256,679

Stockholders’ equity:
Common stock(A)	6,103	5,972
Additional paid-in capital	20,150,002	15,431,600
Accumulated deficit	(10,610,818)	(3,788,797)
Notes receivable, officers	(2,600,000)	(2,600,000)

Total stockholders’ equity	6,945,287	9,048,775

	$64,594,810	$60,305,459

(A)	$.0001 par value per share, 100,000,000 shares authorized, 59,719,480 and 61,035,948 shares issued and outstanding as of December 31, 2003 and June 30, 2004, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS

ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$15,439,773	$18,538,240	$32,600,829	$44,566,216
Less:
Cost of goods sold	3,988,040	4,483,666	8,386,681	10,773,518
Excise taxes on products	8,788,286	9,002,148	18,654,589	20,162,561

Gross profit	2,663,448	5,052,426	5,559,559	13,630,137

Operating expenses:
Marketing and distribution	2,525,366	2,414,909	4,969,134	5,287,787
General and administrative	3,489,245	3,801,978	7,171,192	8,460,719
Depreciation	216,117	191,627	768,517	391,540
Research and development	9,035	497,801	28,884	621,999

Total operating expenses	6,239,765	6,906,315	12,937,727	14,762,045

Operating loss	(3,576,318)	(1,853,889)	(7,378,169)	(1,131,908)
Other expenses:
Interest expense (net of interest income)	816,762	242,626	1,255,880	580,202
Other Loss (gain)	122,159	(46,135)	9,772	(61,000)
NAAG settlement Loss	—	9,834,875	—	9,834,875

Loss before income taxes	(4,515,239)	(11,885,255)	(8,643,821)	(11,485,985)
Income tax benefit	221,800	4,848,000	1,821,800	4,683,000

Net loss	$(4,293,439)	$(7,037,255)	$(6,822,021)	$(6,802,985)

Basic loss per common share	$(.07)	$(.11)	$(.11)	$(.11)
Diluted loss per common share	$(.07)	$(.11)	$(.11)	$(.11)
Weighted average shares outstanding, basic	60,295,830	59,719,480	60,295,830	59,719,480
Weighted average shares outstanding, diluted	60,295,830	59,719,480	60,295,830	59,719,480

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

	Common stock		Additional Paid-In Capital	Retained Earnings	Notes Receivable, Officers	Total
	Shares	Amount
Balances, December 31, 2003	59,719,480	$5,972	$15,431,965	$(3,788,797)	$(2,600,000)	$9,049,140
Issuance of Common Stock options	—	—	85,915	—	—	85,915
Issuance of Common Stock	1,142,857	114	3,719,886	—	—	3,720,000
Issuance of Common Stock and Stock options as part of loan issuance costs	173,611	17	912,236	—	—	912,253
Net Loss	—	—	—	(6,822,021)	—	(6,822,021)

Balances, June 30, 2004 (unaudited)	61,035,948	$6,103	$20,150,002	$(10,610,818)	$(2,600,000)	$6,945,270

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Six Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(6,822,021)	$(6,802,985)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	768,517	468,386
Deferred income taxes	(402,000)	(4,683,000)
Other non-cash charges	(48,919)	(93,251)
Stock-based compensation	85,915	30,999
MSA escrow settlement loss		9,834,875
Increase (decrease) in cash resulting from changes in:
Current assets	1,061,179	3,776,610
Current liabilities	1,208,598	4,134,115
Other assets	—	—

Net cash flows from (used in) operating activities	(4,148,731)	6,665,749

Investing activities:
Patent costs incurred	(7,769)	(13,456)
Purchase of property and equipment		(5,197)
Release of deposit	200,000
Repayment of officer note	—	800,000

Net cash flows from investing activities	192,231	781,347

Financing activities:
Proceeds from revolving line of credit	—	87,330
Proceeds from related party borrowing	838,297	—
Convertible Debenture	9,000,000	—
Proceeds from stock issuance	4,000,000	—
Cash costs of stock issuance	(200,000)	—
Payments on notes payable and capital leases	(3,295,818)	(2,629,269)

Net cash flows from (used in) financing activities	10,262,479	(2,541,939)

MSA Escrow fund	(6,213,189)	(3,375,890)
Increase in cash and cash equivalents	92,790	1,529,267
Cash and cash equivalents, beginning of period	—	13,968

Cash and cash equivalents, end of period	$92,790	$1,543,235

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$492,660	$206,236

Income tax refunds received	1,392,406	$—

See notes to condensed consolidated financial statements.

Non-Cash Investing and Financing Activities

As compensation for the $9 million convertible debenture issuance, the Company issued 173,611 shares of its common shares (compensation of $717,013 at an issuance price of $4.13 per share). Additionally, the Company issued options to purchase its 100,000 shares of common stock (the Black-Scholes option value of those options was $195,240). Thus, the total loan issuance costs were $912,253.

1.	Accounting Policies:

The condensed consolidated financial statements of Star Scientific, Inc. and its subsidiary, collectively (“Star Scientific”, “Star” or the “Company”), and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2003.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results for a full year.

The Company had net losses during the three and six months ended June 30, 2004 and 2003. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. Dilutive loss per share is the same as basic loss per share as the effect of all options outstanding is anti-dilutive.

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

2.	Obligations under Master Settlement Agreement—MSA Escrow Fund and Recent Developments

In November 1998, 46 states, the District of Columbia (the “Settling States”) and several U.S. territories entered into the tobacco Master Settlement Agreement (the “MSA” or “Master Settlement Agreement”) to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company is required to satisfy certain escrow obligations under statutes that the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called “level playing field” statutes, or “qualifying statutes”, require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such non-participating tobacco manufacturers. Under these statutes the Company is obligated to escrow certain defined amounts for sales of cigarettes occurring in the prior year in each such state. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. The base amount for 2003 through 2006 is $3.35 per carton, as adjusted for inflation. Specifically for 2003, the amount was $3.89 per carton. The base amount for 2007 and thereafter, is $3.77 per carton, as adjusted for inflation since 1999. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the Settling States. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has been required to make additional escrow deposits related to sales of the Company’s cigarettes subsequently made by the Company’s direct customers in other states (“indirect sales”). All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits. Star’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

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

Star currently has approximately $33.0 million in escrow, which includes a deposit of approximately $6.2 million made in April 2004 for its 2003 escrow obligation. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA. For 2004, and thereafter, Star will be responsible for making escrow payments on all Star cigarettes sold in any MSA state, regardless of where such products are manufactured.

In addition to the “level playing field” statutes, most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow, since the states generally prohibit the sales of cigarettes by companies that are not certified as being MSA-compliant. Also, a number of states recently have amended their qualifying statutes to limit the extent to which escrow payments for a particular year could be capped and to allow regulations that would require escrow payments to be made quarterly or on some other intermittent schedule. The requirement for quarterly payments would exacerbate the impact of the MSA escrow obligations on the Company’s liquidity, and the elimination of the caps on payments would increase the amounts required to be deposited into escrow by requiring a payment on each cigarette sold, regardless of the state’s proportionate receipt of MSA settlement funds. Currently, the Company is required to make quarterly payments in Wyoming and Louisiana. As initially drafted, the state qualifying statutes permitted a non-participating manufacturer to obtain a refund on escrow payments once those payments equaled the amount that an MSA state would have received from that non-participating manufacturer under the allocation formula in the MSA (which is based on the state population as a percentage of the overall US population). Depending on the number of cigarettes sold in a particular state, the difference between the capped amount and the amount calculated on a per-cigarette basis could be material.

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

3.	Recent Developments

$4 million sale of common stock with an option to buy an additional $4 million of common stock on April 15, 2004

On April 15, 2004, the Company entered into a series of agreements with Elliott Associates, L.P., Elliott International, L.P., and Portside Growth & Opportunity Fund (collectively, the “Purchasers”). Under the agreements, the Purchasers bought 1,142,857 shares of common stock from the Company for $4.0 million (a purchase price of $3.50 per share). Additionally, the Purchasers had an option to purchase 1,072,386 additional shares of common stock from the Company at a purchase price of $3.73 per share. The option was available for a period of 30 days after the effective date of the Registration Statement covering the resales of the common stock. The Registration Statement covering these shares became effective on June 9, 2004 and the option remained available through July 9, 2004. Purchaser did not exercise the option during the 30-day period and the option expired on July 9, 2004.

Loan Cost

As compensation for the $9 million convertible debenture issuance, the Company issued 173,611 shares of its common shares (compensation of $717,013 at an issuance price of $4.13 per share). Additionally, the Company issued options to purchase its 100,000 common shares (the Black-Scholes option value of those options was $195,240). Thus, the total loan issuance costs were $912,253. These costs are being amortized each quarter until December 31, 2005, at a cost of $130,321 per quarter.

$6.0 million MSA Deposit for 2003 Discount Cigarette Sales

During April 2004, the Company deposited approximately $6.2 million into escrow to cover its escrow obligation for sales in MSA states during 2003. Subsequent thereto, Star has approximately $33.0 million in its MSA escrow fund.

Subsequent Events

On July 28, 2004, the shareholders of RJR Tobacco Company approved the previously announced plan to combine its operations with British American Tobacco PLC’s U.S. tobacco operations (including those of its wholly owned subsidiary B&W). The announced plan contemplated the combination of the assets and operations of their respective U.S. tobacco businesses: RJR, B&W and Lane Ltd. (the latter two companies are wholly owned subsidiaries of BAT), under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by BAT and 58% owned by existing RJR shareholders. Given that Star has a variety of agreements with B&W and is engaged in patent infringement lawsuits against RJR, it is difficult to evaluate the precise impact which this merger will have on Star and its operations. However, the fact that B&W and RJR are establishing a new operating company potentially could have a negative impact on the range of existing agreements which Star has entered into with B&W, including future royalties under its agreements relating to the Advance® low-tobacco-specific nitrosamines (“TSNA”) cigarette, hard tobacco products royalties, potential royalties on B&W’s purchase of StarCured™ tobacco and other low-TSNA tobacco, and the forgiveness of one-half of the then-outstanding indebtedness to B&W if B&W declares as successful the test marketing of a hard tobacco product and the remainder once B&W distributes a hard tobacco product in 15 states. Forgiveness of debt would trigger a taxable event for the Company, and the Company would be required to pay that tax in cash, offset by any losses the Company might have for tax purposes.

4.	Liquidity and Capital Resources:

Overview

The Company’s prospects are dependent, in the near term, on its ability to improve the performance of its discount cigarette business and raise additional funds; and, in the longer term, on the distribution and consumer acceptance of its low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and on its ability to begin generating significant revenues through royalties on its patented tobacco curing process, including through success in its pending patent litigation against RJR.

Specifically, in order to support its intellectual property litigation and other operations, the Company will need to raise approximately $7 million in the near term, and additional funds over the next 12 months.

The Company has a working capital deficit of approximately $10.2 million and substantial cash needs over the near term, including:

•	funding of current operations in light of continued operating losses;

•	accounts payable of approximately $5.3 million of which, 50.7% is over 90 days old and another 14.5% is over 60 days old;

•	litigation costs, which are expected to increase as the Company approaches trial in the RJR case;

•	monthly payments of approximately $36,000 to B&W for interest on restructured accounts payable, increasing to combined principal and interest payments of $250,000 per month beginning in January 2005, subject to provisions for delayed principal repayment in the event of a successful test market by B&W of its hard tobacco product;

•	quarterly interest payments of $180,000, next due on September 25, 2004, payable on the $9 million convertible debenture issued to Manchester Securities in March 2004, as well as, beginning on March 25, 2005, quarterly principal payments of 25% of the outstanding principal amount of the debenture;

•	monthly operating lease payments of approximately $200,000; and

•	the Company’s annual deposits into its MSA escrow accounts for 2004 sales due in April 2005. For 2003 sales, the Company’s MSA escrow obligation was approximately $6.2 million. Given the expected level of sales in 2004 and continued emphasis on sales in the four non-MSA states, the Company anticipates the escrow obligation in April 2005 would be less than this amount.

In addition, there exist certain contingencies which could require the Company to make significant cash payments, including:

•	if the Company does not achieve an operating profit of at least $1.6 million during the third quarter of 2004, Manchester Securities would be entitled to require the Company to redeem its debenture in exchange for the $9 million principal amount and any accrued and unpaid interest. In addition, default rates of interest would apply if the Company was not able to redeem the debenture if called. Management does not expect to be able to achieve an operating profit of $1.6 million during the third quarter of 2004, but has initiated discussions with Manchester Securities regarding its agreements including a modification of its redemption rights. (See “Prospects for The Company’s Operations” below);

•	the Company is challenging the Virginia Department of Taxation’s sale and use tax assessment of $860,115 with respect to the Company’s curing barns. An administrative proceeding relating to this challenge may be concluded before the end of the year;

•	the Company is currently subject to an IRS audit of its 2001 Federal income tax return and has submitted a Request for Private Letter Ruling in connection with deductions of the Company’s payments into the MSA escrow accounts which resulted in approximately $13.9 million in income tax refunds received during 2002, 2003 and 2004. If it is ultimately determined that the Company’s treatment of the payments into escrow is not a current deduction for tax purposes, it is expected that the Company’s existing carryback claims net of operating loss deductions will be sufficient to offset any additional tax due for the years in question, given the extent of the Company’s recent losses.

The Company’s cigarette sales and associated gross profits have continued to decline, particularly when consideration is given to the Company’s MSA escrow requirements. Increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have also impacted on the sales of discount cigarettes. Further, there are significant impediments to generating significant revenues from royalties or sales of its smokeless tobacco products in the near future. Accordingly, the Company’s ability to continue operations depends on raising additional funds. Notwithstanding that Jonnie Williams, the Company’s CEO and largest stockholder, has pledged to fund the Company’s working capital needs through March 2005, the Company continues to have significant past due payables and cash needs that will need to be funded through Mr. Williams or from other sources.

The Company continues to pursue additional sources of new funds. However, there are significant limitations on its ability to raise new debt financing, including its agreements with Manchester Securities and B&W, as well as its current financial condition.

Accordingly, the Company is focusing on the potential for raising funds through the issuance of new common stock. The Company is filing with the Securities & Exchange Commission today a registration statement on Form S-3 with respect to an offering on a delayed basis in the future of up to $25 million in common stock. The Company is not currently soliciting offers with respect to its common stock, and will seek additional equity financing only after that registration statement is effective. The Company’s ability to raise equity financing on terms acceptable to the Company will depend on a number of factors, including the performance of the Company’s stock price in the coming months. Any equity financing will be dilutive to the Company’s existing shareholders.

While the Company intends to raise funds though the issuance of stock, the Company’s largest shareholder and CEO, Mr. Williams, and other members of senior management have expressed an intent to purchase up to 1 million shares of the Company’s common stock in transactions that may include purchases on the open market, private acquisitions from third parties and purchases directly from the Company.

The Company’s inability to raise substantial amounts of new funds from Mr. Williams or other sources over the next three to twelve months would have a material adverse effect on its ability to meet its working capital needs and continue operations.

Summary of Balances and Recent Sources and Uses

As of June 30, 2004, the Company held approximately $0.1 million in cash and cash equivalents and $5.5 million of accounts receivable, compared to approximately $0 in cash and cash equivalents, and $5.6 million in accounts receivable, as of December 31, 2003.

Net Cash Provided By (Used In) Operating Activities. In the first six months of 2004, $4.1 million of cash was used in operating activities. This compared to $6.7 million of cash generated by operating activities during the first six months of 2003. This decrease in cash generated by operations during the first six months of 2004 was primarily due to a decrease in the price per carton sold and a decrease in the units of cigarettes sold, offset somewhat by a decrease in the cost of goods sold and receipt of income tax refunds aggregating approximately $1.3 million.

Net Cash Provided By (Used In) Financing Activities. During the first six months of 2004, $10.2 million of cash was generated by financing activities versus $2.6 million of cash used in financing activities in the same period in 2003. The funds generated during the first six months of 2004 were from the $9 million convertible debenture financing, from the $4.0 million in proceeds from common stock sold in a private placement and from $0.8 million of cash provided by the working capital loan from the Company’s CEO, minus the $6.0 million payment made in April 2004 into the Company’s MSA escrow accounts. During the first six months of 2004, approximately $2.5 million of cash was used in the repayment of notes payable and capital leases.

Net Cash Provided by (Used In) Investing Activities. During the first six months of 2004, $0.2 million of cash was generated by investing activities versus $0.8 million of cash generated by investment activities in the first six months in 2003. The cash generated during 2003 was from the repayment of a note from an officer of the Company, while the cash generated during 2004 was due to the release of a portion of a deposit on an operating lease.

Net Cash Used in MSA Escrow Payments. During the first six months of 2004, the Company deposited approximately $6.2 million for its 2003 escrow obligation for 2003 sales in non-MSA states versus approximately $3.4 million deposited during the first six months of 2003. This lower amount deposited in 2003 was a direct result of the settlement agreement with the MSA states described herein.

Cash Demands on Operations

While the Company obtained $9.0 million and $4.0 million in funding in March 2004 and April 2004, respectively, it was required to deposit approximately $6.2 million into its MSA escrow accounts for 2003 sales in April 2004 and had a net loss of approximately $6.8 million for the first half of the year.

The Company continues to experience negative cash flow from operations. Sales of its discount cigarettes have declined in both volume and price. Sales of the Company’s smokeless products as well as royalty income continue to be de minimis. The Company has in the past and continues to spend a significant amount of money in connection with the development and protection of its intellectual property portfolio, principally in connection with its patent infringement litigation against RJR. As of June 30, 2004, the Company had a working capital deficit of $10.2 million. The Company’s working capital deficit reflects that the amount of the accounts payable has decreased by $1.3 million from $6.6 million outstanding as of December 31, 2003 and as of June 30, 2004, totaled $5.3 million. Approximately $2.0 million of the accounts payable relates to outstanding amounts for legal and consulting services in connection with the Company’s litigation, regulatory, compliance and general corporate efforts. The vast majority of this $2.0 million is over 60 days old. Approximately $1.6 million relates to purchases for the production of tobacco products, of which 12.5% is over 60 days old. Finally, approximately $1.7 million of other accounts payable is outstanding, of which 55% is over 60 days old, most of this latter amount relates to R&D testing and ARIVA®/STONEWALL Hard Snuff® development.

The Company’s working capital deficit as of June 30, 2004 does not reflect its obligation to make MSA escrow deposits for 2004 sales, which it must make in April 2005. In addition, the Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation matters. Further, given anticipated levels of revenues and cash flows from operations, substantial capital will be needed for sales, marketing and promotion of ARIVA® and STONEWALL Hard Snuff®. While the Company’s liquidity needs for the next 12-24 months are difficult to predict, the Company has already raised capital in early 2004 and will need to raise additional funding from its CEO and principal shareholder, Jonnie R. Williams or outside sources in 2004 and potentially after March 2005.

Contingent Liabilities and Cash Demands

If the Company does not achieve an operating profit of at least $1.6 million during the third quarter of 2004, Manchester Securities would be entitled to require the Company to redeem its debenture in exchange for the $9 million principal amount and any accrued and unpaid interest. In addition, default rates of interest would apply if the Company was not able to redeem the debenture if called. Management does not expect to be able to achieve an operating profit of $1.6 million during the third quarter of 2004. The Company has initiated discussions with Manchester Securities regarding its agreements including a modification of its redemption rights.

B&W Agreements. Under the Restated Master Agreement, as amended by letter agreements dated December 4, 2002 and August 14, 2003, between B&W and the Company, the Company owes B&W approximately $20 million of long-term debt, with no interest accruing, or principal payments required through December 31, 2005. Beginning January 1, 2006, interest accrues at prime plus 1% and interest and principal are payable in 96 monthly installments. The debt is secured by tobacco leaf inventory, the tobacco curing barns, and a first priority security interest in the Company’s intellectual property. Once the outstanding loan balance is reduced to $10 million, the collateral will be released by B&W. Star also has a current obligation of $7,899,647 payable to B&W. The principal on this obligation has been deferred to at least January 2005.

In the second quarter of 2004, Star entered into an agreement with another tobacco manufacturer for the licensing of low-TSNA hard tobacco. Under that agreement, it is anticipated that the manufacturer will conduct an initial assessment of a hard tobacco product and follow up with a subsequent test market. The Company does not anticipate receiving any royalties under that agreement for the foreseeable future. To enable Star to pursue this agreement, and potentially other licensing of hard tobacco products, B&W agreed to waive its ten-year right to be the exclusive purchaser of hard tobacco from Star (subject to Star’s own rights) in return for concessions on the April 21, 2001 Hard Tobacco Agreement and a 3-month extension of the date on which it would begin once again to pay royalties under the April 25, 2001 Other Low-TSNA Tobacco Royalty Agreement, once a royalty rate is established with one of the other three largest tobacco manufacturers.

Pursuant to the Hard Tobacco Agreement entered into with B&W in April 2001, B&W will forgive one-half of Star’s then-outstanding indebtedness to B&W if B&W determines that its test market of a hard tobacco products is successful, and all of the remaining debt if and when it introduces a hard tobacco product into distribution in retail locations in 15 states. On December 15, 2003, B&W began to test market in Louisville, Kentucky a hard tobacco product named Interval® which the Company manufacturers at its facility in Chase City, Virginia. B&W is in the process of initiating a further large-scale test market this summer and product for that test market has already been shipped to B&W by Star. However, there can be no assurances that this test market will be deemed successful or extended into additional states. The Company has had de minimis revenues from royalties on the sale of Interval® by B&W.

Master Settlement Agreement. In April 2004, the Company deposited $6.2 million into its MSA escrow accounts for sales of cigarettes in MSA states in 2003. Star currently has approximately $33.0 million in escrow. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA. The MSA escrow deposit for 2004 sales is due on or before April 15, 2005, except for any quarterly payments that may be required under recent changes to the qualifying statutes in a number of MSA states. Given the Company’s focus on sales in the non-MSA states, its declining cigarette volume to date in 2004, and the fact that the base payments in 2004 are comparable to 2003, it is anticipated that the escrow obligations for 2004 sales would be somewhat less than the 6.2 million paid in April 2004.

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

The Company is currently prosecuting patent infringement claims against RJR in a consolidated action in the United States District Court for the District of Maryland and in 2002 was successful in having a declaratory judgment action brought by Philip Morris dismissed on the basis that no actionable controversy existed between the companies. In the coming months, the Company anticipates increases in its general and administrative costs in connection with the continued prosecution of its patent infringement lawsuits and the anticipated setting of the trial date in that case and costs related to trial.

Changes in Operations. During the first six months of 2004, the Company committed to additional cost savings measures. These include decreases of approximately $1 million in executive salaries in 2004, either through deferrals or reductions. Deferrals are expensed but not paid, and reductions are neither expensed nor paid. Additionally, there was an elimination of costs related to the discontinued use of an aircraft owned by Starwood Industries, Inc, a company in which Jonnie R. Williams, Star’s CEO and largest shareholder, is a principal. While these steps are expected to reduce the Company’s operating costs, the Company expects to continue to experience negative cash flows from operations for the year and intermediate future.

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

The Company is continuing to seek a favorable ruling from the IRS on its Request. If the IRS determines that it will not grant the Company’s Request, the Company anticipates that it will withdraw the Request. Further, if upon examination, the IRS rules against the Company with respect to the claimed deductions, the Company expects that it will challenge any such determination through the Appeals process up to and including the US Tax Court to seek a final determination with respect to this issue. While the Company believes that its position is reasonable and supported by the statute and IRS Regulations, the outcome of these proceedings cannot be predicted. Ultimate resolution of this matter, should the IRS rule adversely, is not anticipated until late 2005, at the earliest.

If it is ultimately determined that the Company’s treatment of the payments into escrow is not a current deduction for tax purposes, it is expected that the Company’s existing carryback claims net of operating loss deductions will be sufficient to offset any additional tax due for the years in question, given the extent of the Company’s recent losses. Further, the Company would be subject to interest and possibly certain penalties. However, those amounts would also be subject to being offset by the Company’s existing carryback claims to the extent available.

Funding from the CEO

In early October 2003, Jonnie R. Williams, Star’s CEO and largest shareholder, loaned Star $2 million in funds for corporate purposes. In a letter dated November 7, 2003, Mr. Williams advised the Company that he would personally extend an additional $8 million (and with the funds previously loaned in October, a total of $10 million) to the Company on an as-needed basis until the Company returns to profitability. Since October, Mr. Williams has from time to time as needed by the Company advanced amounts up to approximately $5 million to the Company.

In late December 2003, the Company used funds advanced from Mr. Williams to pay down the then-outstanding balance of approximately $2.2 million under its $7.5 million line of credit from Guaranty Bank. This line of credit was terminated as of December 31, 2003 consistent with the letter agreement the Company and Guaranty Bank entered into on August 14, 2003. As of December 31, 2003, the Company had borrowings of $3.7 million outstanding from Mr. Williams. As of June 30, 2004, the advances to the Company were $4.5 million. Further, Mr. Williams has pledged to provide such funds as may be necessary to the Company to cover cash flow shortfalls in 2004 and through March 31, 2005.

The Company has entered into a loan agreement with Mr. Williams under which he has agreed to make funding available to the Company with the understanding that none of the principal or interest would be payable before March 31, 2005. The loan agreement provides that interest on the outstanding advances by Mr. Williams would be at a rate of 8% per annum on the outstanding balance. After March 31, 2005, subject to restrictions in any other lending documents, the outstanding balance will be repaid to Mr. Williams based on his determination of the Company’s ability to repay such advances. In connection with the transactions with Manchester Securities, Mr. Williams entered into a subordination agreement with Manchester Securities, subordinating his claims under the loan agreement to the rights of Manchester Securities under the debenture and related agreements. As a result, this liability has been classified as a long-term debt.

Recent Private Placements

On March 25, 2004, the Company entered into a series of agreements with Manchester Securities. Under the agreements, Manchester Securities purchased from the Company a $9 million two-year, convertible 8% debenture and warrants for 502,681 shares of the Company’s common stock. Loan costs aggregating $0.7 million were incurred in connection with this transaction. The proceeds from this transaction have been used for general corporate purposes, including funding of the Company’s MSA escrow obligations.

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

In the case of other defaults, including violations of representations and breaches of the covenants restricting debt and equity financing, the interest rate could increase from 8% to 12% per annum. In such events, Manchester Securities would be entitled to accelerate the debenture, in which case the Company would have to pay 110% of the outstanding principal plus accrued and unpaid interest. Furthermore, in the event of certain defaults related to the conversion of the debenture into common stock and the resale of the underlying shares, the Company would be obligated to pay Manchester Securities the higher of the 110% amount described in the preceding sentence and the value (based on a 20-day trailing average) of the shares of common stock into which the debenture would then be convertible.

Manchester Securities may also require the Company to redeem the debenture for the original principal amount of $9 million plus all accrued but unpaid interest and any default payments owed under certain transaction documents related to the debenture if (i) the Company incurs operating losses of greater than $2 million in the aggregate for any two consecutive fiscal quarters beginning with the two quarters ending September 30, 2004 or (ii) the Company’s recovery under a settlement or final judgment in the RJR litigation is less than $50 million. Given the Company’s loss in the second quarter, Manchester Securities would have a right to redeem its loan at the end of the third quarter unless the Company has an operating profit of at least $1.6 million in the third quarter. If after September 30, 2004, Manchester Securities exercises its redemption right, and the Company is unable to pay the redemption amount of principal plus accrued and unpaid interest and outstanding default payments, then the Company would be in default under the debenture and would be required to pay 110% of this outstanding amount.

The occurrence of any of these events would (i) require the Company to obtain capital that it may not be able to raise or (ii) significantly increase the dilution to existing shareholders upon conversion of the debenture. Given the Company’s operating losses over the past several quarters, management does not expect to be able to achieve an operating profit of $1.6 million during the third quarter of 2004. The Company has initiated discussions with Manchester Securities regarding its agreements including a modification of its redemption rights.

For more information regarding the terms and risks of the Manchester Securities transactions, you are encouraged to read in their entirety the Manchester Securities agreements, which are attached as Exhibits to Star’s Annual Report Form 10-K for the fiscal year ended December 31, 2003.

Prospects for Company Operations

Since 2000, the Company’s discount cigarette business has continued to experience a significant decline in sales, partly caused by intensified pricing competition from foreign manufacturers. In addition, a substantial portion of the Company’s gross profits on cigarette sales must be paid into escrow in April of each year to meet the Company’s obligations under the MSA. ST’s cigarettes are sold through approximately 177 tobacco distributors throughout the United States, although the Company has sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas, where it does not incur escrow obligations under the MSA.

During the second quarter of 2004, the number of cigarettes sold as well as the price of cigarettes declined compared with the second quarter of 2003. In addition, the termination of the proposed sale of the cigarette business to North Atlantic Trading Company, Inc. (“NATC”) in July 2003 resulted in a significant disruption of the Company’s cigarette business, particularly in Texas where a number of senior sales managers left the Company shortly after the termination of the NATC transaction was announced. Since the termination of the NATC purchase agreement, the Company has taken a number of steps to address these negative trends, including the implementation of a promotional program at the retail level and a separate wholesale pricing promotion, which were terminated in June 2004, as well as the successful restructuring of the senior sales management team in Texas.

Despite the Company’s efforts to reenergize cigarette sales, shipments in the second quarter of 2004 fell to approximately 66.5 truckloads of cigarettes. This compares to 70.5 truckloads in the second quarter of 2003 and 73.6 truckloads in the first quarter of 2004. The truckload sales continue to reflect pricing competition in the non-MSA states and pressures on the cigarette industry in general. The decrease in truckload sales and lower carton sales prices resulted in substantially reduced cigarette revenues for the second quarter of 2004. To mitigate these trends, over the past year the Company has been reducing its cost-of-goods sold. Also, in the second quarter as the Company reduced its retail and wholesale promotional discounts and, as prices firmed up in the latter half of the second quarter of 2004, the gross profit per month increased correspondingly. Gross profits were $534,540 in April, $941,419 in May and $1,178,897 in June. Sales of Star’s smokeless products continue to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at breakeven levels. STONEWALL Hard Snuff® now represents a majority of Star’s hard tobacco sales and accounts for the increase in sales of smokeless products from the second quarter of 2003.

During the second quarter of 2004, the Company, consistent with its previously announced intent to discontinue the sale of moist snuff in light of its concentration on low-TSNA hard snuff products, sold all of its moist snuff manufacturing equipment for $1.0 million, which resulted in a book loss of approximately $200,000. Since that equipment was leased, all of the proceeds from the sale were used to pay down obligations on two of the Company’s leases. Additionally, the Company used approximately $650,000 of its deposit to further pay down principal on the two leases. As a result, the obligations under the two leases have been reduced by approximately $1.7 million. Further, no interest or principal payments are due until December 2004, and the amount of the payment beginning in December 2004 will be approximately $21,000 per month, a reduction from the previous payment of $110,000 a month.

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

Conclusion

The Company’s cigarette sales and associated gross profits have continued to decline, particularly when consideration is given to the Company’s MSA escrow requirements. Increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have also impacted on the sales of discount cigarettes. Further, there are significant impediments to generating significant revenues from royalties or sales of its smokeless tobacco products in the near future. Accordingly, the Company’s ability to continue operations depends on raising additional funds. While Jonnie Williams, the CEO and largest stockholder, has pledged to fund the Company’s working capital needs through March 2005, the Company has significant past due payables and cash needs that will need to be funded through Mr. Williams or from other sources.

The Company continues to pursue additional sources of new funds. However, there are significant limitations on the Company’s ability to raise new debt financing, including its agreements with Manchester Securities and B&W, as well as the Company’s current financial condition. Accordingly, the Company is focusing on the potential for raising funds through the issuance of new common stock. The Company’s ability to raise equity financing on terms acceptable to the Company will depend on a number of factors, including the performance of the Company’s stock price in the coming months. The Company’s inability to raise substantial amounts of new funds over the next three to twelve months would have a material adverse affect on its ability to meet its working capital needs and other capital requirements described above.

Components of Inventory

The following table shows the raw materials and finished good inventories for both cigarettes and smokeless products.

Cigarettes – Finished Goods.	$946,935
Cigarettes – Raw Materials	1,143,742
Smokeless Products – Finished Goods	229,800
Smokeless Products – Raw Materials	997,754
Total Inventory	3,318,231

5.	Long Term Debt:

Notes/capital leases payable at June 30, 2004 consist of the following:

Working Capital Line due Mr. Jonnie Williams, interest at 8%, due on March 31, 2005. Repayment subject to subordination agreement with Manchester Securities, subordinating Mr. Williams’ claims under the loan agreement to the rights of Manchester Securities under their Debenture and related agreements.	$4,500,000
Notes payable due B&W, collateralized by tobacco curing barns, tobacco leaf inventory, and intellectual property; non-interest bearing until 2006 payable via royalties earned and possible debt forgiveness, as defined (A), through December 2005, thereafter payable in 96 monthly installments with interest at prime plus 1%.	19,979,111
Accounts payable to B&W reduced to repayment schedule for principal and interest, bearing interest at prime plus 1%. As restructured, interest is payable monthly with monthly installments of $250,000, including both principal and interest, commencing at the earliest, January 1, 2005.	7,899,647
Notes payable, collateralized by certain tobacco curing barns; payable in monthly installments of $105,720 through December 2003 and $86,500 through September 2004, including interest at 10.04%, with the remaining principal and interest payable in full in October 2004.	1,122,897
Convertible Debt, collateralized by inventory and receivables; payable in quarterly installments of interest at 8.0% beginning in June 2004 and quarterly payments of principal and interest beginning March 25, 2005.	9,000,000
Capital Lease Obligations	4,623,812

Less current maturities of long term debt and capital lease obligations	9,837,582

Notes payable and capital leases, less current maturities	$37,287,885

(A)	On April 25, 2001, the Company renegotiated the notes payable to provide for maturities beginning in January 2005, and subsequently, in December 2002, amended the beginning payment date to January 2006. There are provisions in the hard tobacco agreement and other agreements for reductions in the indebtedness through the application of royalties paid by B&W against such indebtedness. Also, the hard tobacco agreement provides for a 50% reduction of debt if B&W conducts a successful test market of a hard tobacco product and a 100% reduction of debt if B&W subsequently markets a hard tobacco product in 15 states.

The annual maturities of notes payable and capital leases, without regard to potential royalty or forgiveness reductions, are as follows:

Twelve months ending June 30,
2005	$9,837,581
2006	10,799,413
2007	9,998,464
2008	2,748,463
2009	2,498,463
Thereafter	11,243,083
$47,125,467

6.	Income tax (benefit) expense consists of the following:

	Six months ending June 30,
	2004	2003
Current	$(1,419,800)	$
Deferred	(402,000)		(4,683,000)

	$(1,812,800)		$(4,683,000)

7.	Segment information:

	Segment of Business
	Three months ended June 30, 2004
	Discount Cigarettes and Smokeless Products	Tobacco Leaf	Consolidated
Revenue	$15,439,773	$—	$15,446,104
Cost of sales and excise taxes	12,776,326	—	12,776,326

Gross margin	2,663,448	—	2,663,448

Research and development	—

	Segment of Business
	Three months ended June 30, 2003
	Discount Cigarettes and Smokeless Products	Tobacco Leaf	Consolidated
Revenue	$18,528,832	$9,408	$18,538,240
Cost of sales and excise taxes	13,485,814	—	13,485,814

Gross margin	5,043,018	9,408	5,052,426

Research and development	—	497,801	497,801

	Six months ended June 30, 2004
	Discount Cigarettes and Smokeless Products	Tobacco Leaf	Consolidated
Revenue	$32,699,284	$—	$32,699,284
Cost of sales and excise taxes	27,041,270	—	27,041,270

Gross margin	5,559,559	—	5,559,559

Research and development	—

	Six months ended June 30, 2003
	Discount Cigarettes and Smokeless Products	Tobacco Leaf	Consolidated
Revenue	$44,556,808	$9,408	$44,566,216
Cost of sales and excise taxes	30,936,079	—	30,936,079

Gross margin	13,620,729	9,408	13,630,137

Research and development	—	621,999	621,999

8.	Litigation:

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

In April 2003, the parties filed dispositive motions for Summary Judgment. Star Scientific filed a Motion for Summary Judgment on Claim Construction and Definiteness, and RJR filed six Motions for Summary Judgment asserting various defenses. Pursuant to an Order dated September 15, 2003, the Court appointed a Special Master to prepare Reports and Recommendations (“R&Rs”) for the Court on Star Scientific’s Motion for Summary Judgment and five of RJR’s six Motions for Summary Judgment. The Special Master issued R&Rs on all six of the Summary Judgment Motions and on March 31, 2004, the Court issued final rulings on five of the six Summary Judgment Motions. In its rulings, the Court adopted without modification the Special Master’s R&Rs, which recommended that the Court deny RJR’s Summary Judgment Motions, and that Star Scientific’s motion for Summary Judgment on claim construction and definiteness be granted in part and denied in part. The Court also issued an order denying RJR’s motion for Summary Judgment seeking to limit Star’s damages claim. On June 24, 2004, the Court issued a final order on the last RJR Summary Judgment Motion and adopted without modification the Special Master’s R&R, which recommended that the Court deny the Summary Judgment Motion. The Court had previously indicated that it would endeavor to set a trial date within four months of its rulings on the Summary Judgment Motions. By letter dated June 30, 2004, Star Scientific requested that the Court set a trial date or schedule a status conference to set a trial date, given the fact that all of the summary judgment motions had been denied.

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

The Virginia Department of Taxation has asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115. The Company has applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. The Company has not paid that assessment and is not required to do so pending its appeal to the Department of Taxation. As such, these sales taxes have not been accrued for in the accompanying financial statements. The Company has also challenged the taxation of certain other property on the grounds that the property is used directly in production activities at the Company’s plant in Chase City, Virginia. The Company has paid that assessment, in the amount of $24,274, in full pending appeal. An administrative proceeding relating to this challenge may be concluded before the end of the year. If the Company’s appeal is not successful, it would be liable for interest on the contested amount.

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

Overview

The following discussion provides an assessment of the Company’s consolidated results of operations, capital resources, and liquidity and should be read together with the financial statements and related notes included elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The Company’s prospects are dependent, in the near term, on its ability to improve the performance of its discount cigarette business and raise additional funds; and, in the longer term, on the distribution and consumer acceptance of its low-TSNA smokelesss tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and on its ability to begin generating significant revenues through royalties on its patented tobacco curing process, including through success in its pending patent litigation against RJR.

Specifically, in order to support its intellectual property litigation and other operations, the Company will need to raise approximately $7 million in the near term, and additional funds over the next 12 months.

The Company has a working capital deficit of approximately $10.2 million and substantial cash needs over the near term, including:

•	funding of current operations in light of continued operating losses;

•	accounts payable of approximately $5.3 million of which, 50.7% is over 90 days old and another 14.5% is over 60 days old;

•	litigation costs, which are expected to increase as the Company approaches trial in the RJR case;

•	monthly payments of approximately $36,000 to B&W for interest on restructured accounts payable, increasing to combined principal and interest payments of $250,000 per month beginning in January 2005, subject to provisions for delayed principal repayment in the event of a successful test market by B&W of its hard tobacco product;

•	quarterly interest payments of $180,000, next due on September 25, 2004, payable on the $9 million convertible debenture issued to Manchester Securities in March 2004, as well as, beginning on March 25, 2005, quarterly principal payments of 25% of the outstanding principal amount of the debenture;

•	monthly operating lease payments of approximately $200,000; and

•	the Company’s annual deposits into its MSA escrow accounts for 2004 sales due in April 2005. For 2003 sales, the Company’s MSA escrow obligation was approximately $6.2 million. Given the expected level of sales in 2004 and continued emphasis on sales in the four non-MSA states, the Company anticipates the escrow obligation in April 2005 would be less than this amount.

In addition, there exist certain contingencies which could require the Company to make significant cash payments, including:

•	if the Company does not achieve an operating profit of at least $1.6 million during the third quarter of 2004, Manchester Securities would be entitled to require the Company to redeem its debenture in exchange for the $9 million principal amount and any accrued and unpaid interest. In addition, default rates of interest would apply if the Company was not able to redeem the debenture if called. Management does not expect to be able to achieve an operating profit of $1.6 million during the third quarter of 2004, but has initiated discussions with Manchester Securities regarding its agreements including a modification of its redemption rights. (See “Prospects for The Company’s Operations” below);

•	the Company is challenging the Virginia Department of Taxation’s sale and use tax assessment of $860,115 with respect to the Company’s curing barns. An administrative proceeding relating to this challenge may be concluded before the end of the year;

•	the Company is currently subject to an IRS audit of its 2001 Federal income tax return and has submitted a Request for Private Letter Ruling in connection with deductions of the Company’s payments into the MSA escrow accounts which resulted in approximately $13.9 million in income tax refunds received during 2002, 2003 and 2004. If it is ultimately determined that the Company’s treatment of the payments into escrow is not a current deduction for tax purposes, it is expected that the Company’s existing carryback claims net of operating loss deductions will be sufficient to offset any additional tax due for the years in question, given the extent of the Company’s recent losses.

The Company’s cigarette sales and associated gross profits have continued to decline, particularly when consideration is given to the Company’s MSA escrow requirements. Increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have also impacted on the sales of discount cigarettes. Further, there are significant impediments to generating significant revenues from royalties or sales of its smokeless tobacco products in the near future. Accordingly, the Company’s ability to continue operations depends on raising additional funds. Notwithstanding that Jonnie Williams, the Company’s CEO and largest stockholder, has pledged to fund the Company’s working capital needs through March 2005, the Company continues to have significant past due payables and cash needs that will need to be funded through Mr. Williams or from other sources.

The Company continues to pursue additional sources of new funds. However, there are significant limitations on its ability to raise new debt financing, including its agreements with Manchester Securities and B&W, as well as its current financial condition.

Accordingly, the Company is focusing on the potential for raising funds through the issuance of new common stock. The Company is filing with the Securities & Exchange Commission today a registration statement on Form S-3 with respect to an offering on a delayed basis in the future of up to $25 million in common stock. The Company is not currently soliciting offers with respect to its common stock, and will seek additional equity financing only after that registration statement is effective. The Company’s ability to raise equity financing on terms acceptable to the Company will depend on a number of factors, including the performance of the Company’s stock price in the coming months. Any equity financing will be dilutive to the Company’s existing shareholders.

While the Company intends to raise funds though the issuance of stock, the Company’s largest shareholder and CEO, Mr. Williams, and other members of senior management have expressed an intent to purchase up to 1 million shares of the Company’s common stock in transactions that may include purchases on the open market, private acquisitions from third parties and purchases directly from the Company.

The Company’s inability to raise substantial amounts of new funds from Mr. Williams or other sources over the next three to twelve months would have a material adverse effect on its ability to meet its working capital needs and continue operations.

Company Mission

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

(2) the manufacturing, sales, marketing and development of very low-nitrosamine smokeless tobacco products that also carry enhanced warnings beyond those required by the Surgeon General, including Stonewall®dry snuff, ARIVA® compressed powdered tobacco cigalett® pieces, and STONEWALL Hard Snuff®. The Company also manufacturers a very low-nitrosamine smokeless tobacco product (Interval®) for B&W which is currently in test market; and

(3) the manufacture and sale of four discount cigarette brands, SPORT®, MAINSTREET®, VEGAS® and G-SMOKE®, which have historically generated the vast majority of the Company’s revenues.

The Company has previously purchased very low-TSNA flue-cured tobacco, cured by farmers using the StarCured® tobacco curing process, and resold this leaf tobacco to B&W. The Company has suspended these purchases and sales through at least the end of 2004.

Star Scientific’s long-term focus continues to be the research, development and sale of products that expose adult tobacco users to lower levels of toxins. The Company’s overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. The Company fully accepts the evidence that links smoking tobacco with a variety of diseases and premature death and believes that it is highly unlikely that the health risks of smoked tobacco can be completely eliminated. Star believes it was the first company to state unequivocally that “there is no such thing as a safe cigarette”, and to affix to the back of the package of its first premium low-TSNA product, Advance®, a package “onsert” which contained not only scientifically verified comparative content data, but also additional health warnings. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other conventional tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, the Company believes that it has a corporate responsibility to continue its research and development efforts to manufacture tobacco products in the least hazardous manner possible, given available technology, particularly through the StarCured™ tobacco curing process. While the Company because of cost-cutting efforts necessitated by its lack of available working capital has deferred certain research projects, it expects to renew those efforts in the second half of 2004, subject to the availability of funds, and is continuing to explore alternatives for completing certain of its research projects.

The Company believes it has the technology to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to the lowest possible levels and has demonstrated that its method for curing tobacco using the StarCured® tobacco curing process can be scaled up to meet broad commercial needs in the United States and abroad. Given the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens, the Company’s focus over the last several years has centered on the development and commercialization of very low-TSNA, non-fermented smokeless tobacco products that can be used as an alternative to cigarettes in situations where adult tobacco users either cannot or choose not to smoke. The Company expects that in the future its focus will continue to be on the development and sale of very low-TSNA non-fermented smokeless tobacco products, as well as on encouraging other tobacco manufacturers to sublicense the StarCured® tobacco curing technology to produce very low-TSNA tobacco (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below). The Company currently markets three very low-TSNA smokeless products: (1) ARIVA®, a compressed powdered tobacco “cigalett”; (2) a dry snuff under the brand name Stonewall®; and (3) STONEWALL Hard Snuff®, a new, non-fermented, spit-free® “hard tobacco” product for moist snuff users. The tobacco in each of the Company’s smokeless products is 100% StarCured® very low-TSNA tobacco. Previously, the Company had manufactured a low-TSNA moist snuff (Stonewall® moist snuff). With the introduction of STONEWALL Hard Snuff®, the Company has discontinued the manufacture of Stonewall® moist snuff. To date, the Company’s smokeless products have not generated significant revenues.

Over the last several years, the Company has expended significant effort and money on the development of its very low-TSNA tobacco and smokeless tobacco products, its patent infringement lawsuits against RJR, and sales of smokeless products. While product licensing royalties and smokeless tobacco sales were de minimis during 2003 and the first six months of 2004, the Company will continue its development and sales of smokeless tobacco products and product licensing efforts. The Company continues to seek additional sales outlets for its smokeless products.

Prospects for Company Operations

Discount Cigarettes. Since 2000, the Company’s discount cigarette business has experienced a significant decline in sales, partly caused by intensified pricing competition from foreign manufacturers. In addition, a substantial portion of the Company’s gross profits on cigarette sales must be paid into escrow in April of each year to meet the Company’s obligations under the MSA. ST’s cigarettes are sold through approximately 177 tobacco distributors throughout the United States, although the Company has sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas, where it does not incur escrow obligations under the MSA.

During the second quarter of 2004, the number of cigarettes sold as well as the price of cigarettes declined compared with the second quarter of 2003. In addition, the termination of the proposed sale of the cigarette business to North Atlantic Trading Company, Inc. (“NATC”) in July 2003 resulted in a significant disruption of the Company’s cigarette business, particularly in Texas where a number of senior sales managers left the Company shortly after the termination of the NATC transaction was announced. Since the termination of the NATC purchase agreement, the Company has taken a number of steps to address these negative trends, including the implementation of a promotional program at the retail level and a separate wholesale pricing promotion, which were terminated in June 2004, as well as the successful restructuring of the senior sales management team in Texas. The Company has also sought to offset lower sales by manufacturing its cigarettes at its own facility and using less expensive tobacco and filters in its discount cigarettes.

Despite the Company’s efforts to reenergize cigarette sales, shipments in the second quarter of 2004 fell to approximately 66.5 truckloads of cigarettes. This compares to 70.5 truckloads in the second quarter of 2003 and 73.6 truckloads in the first quarter of 2004. The truckload sales continue to reflect pricing competition in the non-MSA states and pressures on the cigarette industry in general. The decrease in truckload sales and lower carton sales prices resulted in substantially reduced cigarette revenues for the second quarter of 2004. To mitigate these trends, over the past year the Company has been reducing its cost-of-goods sold. Also, in the second quarter as the Company reduced its retail and wholesale promotional discounts and, as prices firmed up in the latter half of the second quarter of 2004, the gross profit per month increased correspondingly. Gross profits were $534,540 in April, $941,419 in May and $1,178,897 in June.

Notwithstanding the decreasing revenue associated with its discount cigarette business, the Company will continue to focus its principal efforts on the sale of discount cigarettes in the four non-MSA states for the foreseeable future. At the same time, the Company will continue to evaluate the prospects for its cigarette business in general and, in particular, sales in MSA states given the additional regulatory and MSA burdens of operating in those states.

Smokeless Tobacco. Sales of Star’s smokeless products continue to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at breakeven levels. STONEWALL Hard Snuff® now represents a majority of Star’s hard tobacco sales and accounts for the increase in sales of smokeless products from the second quarter of 2003. The Company continues to seek to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the continued development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. While the Company’s marketing of its smokeless products has been curtailed due to its working capital constraints, the Company expects to increase its efforts to broadly market smokeless products once its liquidity needs have been resolved.

Licensing. The Company has an exclusive, worldwide license from Regent Court Technologies, LLC under eleven patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process, as discussed herein, involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. The Company continues to pursue means of collecting royalties with respect to this curing technology, including through arrangements described below and its patent infringement lawsuits against RJR, as described in greater detail in Part II, Item 1 “Legal Proceedings” below.

Pursuant to the Hard Tobacco Agreement entered into with B&W in April 2001, B&W will forgive one-half of Star’s then-outstanding indebtedness to B&W if B&W determines that its test market of a hard tobacco products is successful, and all of the remaining debt if and when it introduces a hard tobacco product into distribution in retail locations in 15 states. On December 15, 2003, B&W began to test market in Louisville, Kentucky a hard tobacco product named Interval® which the Company manufacturers at its facility in Chase City, Virginia. B&W is in the process of initiating a further large-scale test market this summer and product for that test market has already been shipped to B&W by Star. However, there can be no assurances that this test market will be deemed successful or extended into additional states. The Company has had de minimis revenues from royalties on the sale of Interval® by B&W.

In the second quarter of 2004, Star entered into an agreement with another tobacco manufacturer for the licensing of low-TSNA hard tobacco. Under that agreement, it is anticipated that the manufacturer will conduct an initial assessment of a hard tobacco product and follow up with a subsequent test market. The Company does not anticipate receiving any royalties under that agreement for the foreseeable future. To enable Star to pursue this agreement, and potentially other licensing of hard tobacco products, B&W agreed to waive its ten-year right to be the exclusive purchaser of hard tobacco from Star (subject to Star’s own rights) in return for concessions on the April 21, 2001 Hard Tobacco Agreement and a 3-month extension of the date on which it would begin once again to pay royalties under the April 25, 2001 Other Low-TSNA Tobacco Royalty Agreement, once a royalty rate is established with one of the other three largest tobacco manufacturers.

Impact of the MSA. The Company continues to experience negative cash flow from operations, particularly when its significant escrow obligations arising under the MSA are taken into account. The Company has deposited into escrow a net amount of approximately $33.0 million for sales of cigarettes in MSA states during the period 1999-2003, including approximately $6.2 million which the Company deposited into these accounts in April 2004 based on 2003 sales. To minimize the impact of these MSA obligations on the Company’s liquidity, the Company has attempted to focus its cigarette sales primarily in the four non-MSA states where it is not required to make deposits into escrow and has enhanced its efforts to prevent its cigarettes intended for the non-MSA states from being diverted into MSA states. However, as described in “Liquidity and Capital Resources” below, in the near term the Company will continue to be required to make substantial MSA escrow deposits. Given the Company’s focus on sales in the non-MSA states, its declining cigarette volume to date in 2004, and the fact that the per carton obligation in 2004 is comparable to 2003, it is anticipated that the escrow obligations for 2004 sales would be somewhat less than the $6.2 million paid in April 2004.

New State Legislation Impacting Sales of Discount Cigarettes

Minnesota, one of the four non-MSA states in which Star increasingly has focused its sales of discount cigarettes, passed a statute which took effect on July 1, 2003, requiring distributors in the state to pay an additional $0.35 per-pack fee on cigarettes purchased from manufacturers like Star that have not entered into a separate settlement with the state. Because the statute impacts on all non-participating manufacturers, its effect has tended to be uniform among these manufacturers. The statute has provided an advantage to Vector Group, whose subsidiary Liggett Group manufactures and sells several discount brands that compete with brands of non-participating manufacturers, including those sold by Star. Vector had previously settled with the State of Minnesota, and after passage of the statute reached a separate agreement on payments that it would have to make each year under its prior settlement.

In Florida and Mississippi, two of the other non-MSA states, bills were introduced in the 2004 legislative sessions that would have imposed an additional user fee on non-participating manufacturers at a rate of $0.50 and $0.40 per pack, respectively, on cigarettes sold by companies that have not entered into separate settlement agreements with those states. Neither Florida nor Mississippi enacted such legislation during their respective 2004 legislative sessions, which have concluded. In Texas, a special thirty-day session of the legislature was convened in April to address deficits in statewide school funding. One proposal that has been offered as part of a funding formula is a $0.50 per-pack fee on cigarettes sold by manufacturers that had not previously settled with Texas. The special session was concluded without any resolution of the funding dispute, and the matter is currently being considered by working groups of state legislators. It is unclear whether a further special session will be convened to address these issues. The next regular legislative session will be convened in January 2005.

Passage of statutes in the non-MSA states that impose fees on manufacturers would be expected to impact on all such manufactures equally, but would make discount cigarettes more expensive and lessen the competitive price advantage they currently enjoy compared to generic and premium brand cigarettes. In addition, there are numerous recently enacted statutes and legislative initiatives in MSA states that could further impact the Company’s ability to compete in these states. The Company has determined to cease sales in certain states in response to some of these developments.

Michigan, an MSA state, passed a fee statute in January 2004 that requires the payment of a $0.35 per-pack fee on cigarettes sold by non-participating manufacturers, which must be paid in advance, and is based on an estimate of projected sales by the state’s Department of Revenue. This fee is in addition to the MSA requirement that non-participating manufacturers deposit funds into escrow for each cigarette sold in an MSA state. Given the cost burden of making both the escrow payments and fee payments, Star has advised the Department of Revenue that it will not sell its cigarette brands in Michigan in the future. In March 2004, Utah, another MSA state, also passed legislation assessing a $.35 per-pack fee on cigarettes sold by non-participating manufacturers. However, this statute has little impact on Star since the company has had virtually no sales in Utah during the past several years. Similarly, in Alaska, another state in which the Company has virtually no sales, a bill has been signed by the Governor that would impose an additional per-pack fee on cigarette sales by non-participating manufacturers.

Similar legislation imposing a fee on cigarettes sold by non-participating manufacturers has been introduced and is pending in the state legislatures in California, Kentucky, Illinois, Kansas, Louisiana, Missouri, New Hampshire and Tennessee, and it is anticipated that other MSA states will introduce similar legislation. Similar legislation was introduced but not enacted in Indiana this year. The impact of these new statutes in the MSA states would be expected to negatively impact on sales in these states by all non-participating manufacturers, including Star. However, as previously noted, Star has sought to focus its cigarette sales in recent years in the four non-MSA states.

On June 28, 2004, regulations went into effect in New York requiring that cigarettes sold in that state meet certain fire safety standards. As discussed in its Annual Report on Form 10-K for the year ended December 31, 2003, the Company decided it would not be economically feasible to develop a separate type of cigarette for sale in New York and has not attempted to become certified under the new regulations. As a result, the Company does not anticipate having sales of cigarettes in New York State in the future. Bills relating to fire safety standards have been introduced in several other states and in Congress. The Company will monitor these legislative initiatives as they move forward and reassess its position on this issue as appropriate.

RJR Litigation

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

In April 2003, after the conclusion of discovery, the parties filed a number of dispositive Motions for Summary Judgment. On March 31, 2004 and June 24, 2004, the Court issued rulings denying all of RJR’s Summary Judgment Motions and granted in part, and denied in part, Star’s motion for Summary Judgment. Judge Williams ruling on the Summary Judgment Motions clears the way for the Court to establish a trial date. At the conclusion of a hearing on the Summary Judgment Motions in August 2003, Judge Williams indicated that if the case were to proceed to trial that the Court would endeavor to set a trial date within four months of its rulings on the Summary Judgment Motions. By letter dated June 30, 2004, Star Scientific requested that the Court set a trial date or schedule a status conference to set a trial date.

The lawsuit against RJR is consistent with Star Scientific’s announced policy of protecting the intellectual property to which it is the exclusive licensee under its license arrangement with Regent Court Technologies.

Merger of B&W and RJR

On July 28, 2004, the shareholders of RJR Tobacco Company approved the previously announced plan to combine its operations with British American Tobacco PLC’s U.S. tobacco operations (including those of its wholly owned subsidiary B&W). The announced plan contemplated the combination of the assets and operations of their respective U.S. tobacco businesses, RJR, B&W and Lane Ltd. (the latter two companies are wholly owned subsidiaries of BAT), under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by BAT and 58% owned by existing RJR shareholders. Given that Star has a variety of agreements with B&W and is engaged in patent infringement lawsuits against RJR, it is difficult to evaluate the precise impact which this merger will have on Star and its operations. However, the fact that B&W and RJR are establishing a new operating company potentially could have a negative impact on the range of existing agreements which Star has entered into with B&W, including future royalties under its agreements relating to the Advance® low-tobacco-specific nitrosamines (“TSNA”) cigarette, hard tobacco products royalties, potential royalties on B&W’s purchase of StarCured™ tobacco and other low-TSNA tobacco, and the forgiveness of one-half of the then-outstanding indebtedness to B&W if B&W declares as successful the test marketing of a hard tobacco product and the remainder once B&W distributes a hard tobacco product in 15 states.

Results of Operations

The Company’s unaudited condensed consolidated results for the periods ended June 30, 2004 and 2003 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$15,439,773	18,538,240	$32,600,829	44,566,216
Cost of goods sold	3,988,040	4,483,666	8,386,681	10,773,518
Federal excise tax	8,788,286	9,002,148	18,654,589	20,162,561

Gross profit	2,663,448	5,052,426	5,559,559	13,630,137

Total operating expenses	6,239,7654	6,906,315	12,937,727	14,762,045

Operating loss	(3,576,318)	(1,853,889)	(7,378,169)	(1,131,908)

Net loss	$(4,293,439)	(7,037,255)	$(6,822,021)	(6,802,985)

Basic:
Loss per common share	$(.07)	(.11)	$(.11)	(.11)
Diluted:
Loss per common share	$(.07)	(.11)	$(.11)	(.11)
Weighted average shares outstanding	60,295,830	59,719,480	60,295,830	59,719,480
Diluted weighted average shares outstanding	60,295,830	59,719,480	60,295,830	59,719,480

Second Quarter 2004 Compared with Second Quarter 2003

Net Sales. During the second quarter of 2004, the Company’s cigarette sales decreased approximately $3.2 million or 16.7% to $15.4 million from $18.5 million for the second quarter of 2003, due primarily to a lower sales price in 2004. The number of cigarettes sold also continued to decline primarily due to the Company’s efforts to continue to operate in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota. The Company sold approximately 460 million cigarettes during the second quarter of 2004, compared with sales of approximately 487 million cigarettes during the second quarter of 2003, representing a decrease of approximately 5.6%. The average sales price per carton decreased approximately 12.5% from approximately $7.64 per carton during the second quarter of 2003 to $6.68 per carton during the second quarter of 2004.

Despite the Company’s efforts to reenergize cigarette sales, shipments in the second quarter of 2004 fell to approximately 66.5 truckloads of cigarettes. This compares to 70.5 truckloads in the second quarter of 2003 and 73.6 truckloads in the first quarter of 2004. The truckload sales continue to reflect pricing competition in the non-MSA states and pressures on the cigarette industry in general. The decrease in truckload sales and lower carton sales prices resulted in substantially reduced cigarette revenues for the second quarter of 2004.

During the second quarter of 2004, Star continued to market two very low-TSNA smokeless tobacco products – ARIVA® And STONEWALL Hard Snuff®. The sales of smokeless products has increased from the second quarter of 2003 by 132%, however, the sales of smokeless tobacco products continues to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at breakeven levels. For the second quarter of 2004, the sale of smokeless products totaled approximately $0.1 million.

Sales of STONEWALL Hard Snuff® decreased by 58% during the second quarter of 2004 as compared to the first quarter of 2004. This decrease was attributable to the fact that STONEWALL Hard Snuff® distribution was being expanded beyond the test market in the last quarter of 2003 and the first quarter of 2004. As part of the expansion, initial product placement in retail outlets increased during this period. By the beginning of the second quarter of 2004, STONEWALL Hard Snuff® had been introduced into approximately 7,000 locations and that number has remained fairly constant since that time. STONEWALL Hard Snuff® now represents a majority of Star’s hard tobacco sales and accounts for the increase in sales of smokeless products from the second quarter of 2003.

The Company’s net sales of ARIVA® continued to be de minimis in the second quarter. Acceptance of ARIVA® as an alternative to cigarettes has continued to be adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which has appeared in various newspapers and FDA filings; (4) ARIVA® requires smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop name brand recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users.

Beginning in 2002, ARIVA® was broadly distributed in retail outlets throughout the United States. Based on the continued, de minimis sales of ARIVA® and the passage of time from the initial placement of the product, management believes the number of locations actively selling ARIVA® as of the end of the second quarter of 2004 was less than 5,000 stores.

During the first half of 2004, as during the second quarter of 2003, the Company earned de minimis royalties paid by B&W on sales of its ADVANCE® low-TSNA cigarette, which B&W has been test marketing in Indianapolis, Indiana. In June 2004, B&W expanded its test market of ADVANCE® to include Phoenix, Arizona.

During 2004, the Company also earned de minimis royalties paid by B&W on sales of its INTERVAL® smokeless product, which B&W has been test marketing in Louisville, Kentucky since December 2003. There were no royalties paid in the second quarter since B&W purchased sufficient quantities of Interval® for its test market during the first quarter of 2004. B&W is in the process of initiating a further large-scale test market this summer and product for that test market has already been shipped to B&W by Star.

Gross Profits. Gross profit decreased approximately $2.4 million or approximately 47.0% in the second quarter of 2004 to $2.7 million from $5.1 million in the second quarter of 2003. The decline was due primarily to the lower sales price and lower volume for the Company’s cigarette products, partially offset by the Company’s reduction in cost of goods sold. The Federal excise taxes have remained constant at $3.90 per carton for both periods. Thus, the decrease in revenues has a larger impact on gross profit because the fixed costs of Federal excise taxes results in a much lower margin for cigarette sales.

For discount cigarette sales during the second quarter of 2004, the Company reduced its cost-of-goods sold by approximately 10.7%, to approximately $1.64 per carton, compared with an average cost of $1.84 per carton during the second quarter of 2003.

The average sales price per carton decreased approximately 12.5% from approximately $7.64 per carton during the second quarter of 2003 to $6.68 per carton during the second quarter of 2004. Prices decreased due to the effect of retail and wholesale promotions to combat competitive pricing pressures. The promotional discounts during the second quarter of 2004 were $881,904 in April, $837,486 in May and $374,680 in June. As the promotional discounts decreased and pricing firmed up in the latter half of the second quarter of 2004, the gross profit per month increased correspondingly. Gross profits were $534,540 in April, $941,419 in May and $1,178,897 in June. Further, the Company sold approximately 460 million cigarettes during the second quarter of 2004, compared with sales of approximately 487 million cigarettes during the second quarter of 2003, representing a decrease of approximately 5.6%.

Consistent with the practice over the last few quarters, during the second quarter of 2004, excess production costs for the Company’s ARIVA® and STONEWALL Hard Snuff® manufacturing lines were recognized as general and administrative expenses as reflected below. Due to the underutilization of the packaging equipment for smokeless products, the Company’s gross profit for smokeless products was zero during both periods when sales were netted against the cost of manufacturing.

Total Operating Expenses. Total operating expenses decreased to $6.2 million for the second quarter of 2004 from $6.9 million for the second quarter of 2003. Marketing and distribution expenses increased by approximately $0.1 million. General and administrative costs have fallen by approximately $0.3 million, and research and development costs have fallen by approximately $0.5 million. Depreciation costs have remained essentially flat at $0.2 million in both periods.

Marketing and Distribution Expenses. Marketing and Distribution expenses totaled $2.5 million for the second quarter of 2004, an increase of $0.1 million over the comparable 2003 period expense of $2.4 million. This increase was caused by higher shipping costs primarily due to increases in fuel costs and higher commissions paid.

General and Administrative Expenses. General and Administrative Expenses totaled $3.7 million for the second quarter of 2004, a decrease of $0.3 million compared with $4.0 million for the second quarter of 2003. This decrease was due to a reduction of aircraft expenses and a reduction of executive salaries, which were offset by the under-utilization cost of $0.1 million for the packaging equipment for smokeless tobacco products. Legal costs were approximately the same during both periods at $1.0 million. In the coming months, the Company anticipates increases in its general and administrative costs in connection with the continued prosecution of its patent infringement lawsuits and the anticipated setting of the trial date in that case and costs related to trial. Once a trial date is set, the Company anticipates that the additional cash requirements related to the trial will be in excess of $1 million.

Depreciation. Depreciation totaled $0.2 million during both the second quarter of 2004 and the second quarter of 2003.

Research and Development Expenses. There were de minimis research and development costs in the second quarter of 2004 compared to $0.5 million during the second quarter of 2003. During both periods, research and development costs were connected principally to scientific studies related to low-TSNA products, and the Company’s development of a spit-free® STONEWALL Hard Snuff® tobacco product for smokeless tobacco users. Consistent with its efforts to cut costs, the Company deferred certain research projects in the last half of 2003 and the first six months of 2004. The Company expects to increase its spending on research during the remainder of 2004 once it addresses its liquidity concerns described in “Liquidity and Capital Resources” herein. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While some of its research work has been deferred necessitated by its lack of available working capital, the Company is continuing to design several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. These studies are conducted by independent laboratories and universities. The Company also is exploring other alternatives to help fund its research objectives.

Interest Expense. The Company had interest expense of $867,339 and interest income of $50,577, for a net interest expense of $816,762 in the second quarter of 2004. This compares to interest expense of $285,962 and interest income of $43,336 for a net interest expense of $242,626 in the second quarter of 2003. The higher interest expense in the second quarter of 2004 resulted primarily from interest charges on the $4.5 million borrowed from the Company’s CEO, interest on the Manchester Securities debenture and interest on the B&W restructured account payable. This interest expense was partially offset by interest income generated by the Company’s MSA escrow fund; however, the interest rates are very low due to the conservative investment options permitted by the escrow agreements. The Company receives for its own account the current interest on the amounts in escrow, but this interest income is not sufficient to offset the Company’s cost of capital.

Income Tax Benefit. The Company had an income tax benefit of $0.2 million for the second quarter of 2004 as compared to an income tax benefit of $4.8 million for the second quarter of 2003. The tax benefits are directly attributable to the losses experienced in both periods.

Net Loss. The Company had a net loss of $4.3 million for second quarter 2004 compared with a net loss of $7.0 million reported in the comparable 2003 period. The net loss in 2004 primarily reflects the impact of lower margins on decreased cigarette sales, despite efforts to control marketing and distribution expenses, as well as higher interest expenses. In 2003, a significant portion of the loss reported in the second quarter related to the Company’s comprehensive settlement with all of the MSA states and the payment of part of its escrow fund to B&W in connection with the settlement.

In the second quarter 2004, the Company had a basic and diluted loss per share of $(.07) compared to a basic and diluted loss per share of $(0.11) in the same period in 2003.

First Six Months of 2004 Compared with First Six Months of 2003

Net Sales. During the first six months of 2004, the Company’s cigarette sales decreased approximately $12.0 million or 26.8% to $32.6 million from $44.6 million for the first six months of 2003, due primarily to a lower sales price and volume in 2004. The number of cigarettes sold declined in the first half of 2004, primarily due to operating in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota. The Company sold approximately 968 million cigarettes during the first six months of 2004, compared with sales of approximately 1.08 billion cigarettes during the first six months of 2003, representing a decrease of approximately 10.3%. The decline in unit sales was exacerbated by the approximate 19.7% decrease in sales price charged by the Company for its cigarettes, from approximately $8.35 per carton during the first six months of 2003 to $6.70 during the first six months of 2004.

During the first half of both 2003 and 2004, the Company’s net sales for ARIVA® were comparable. Sales of STONEWALL Hard Snuff® began in the last half of 2003. By the beginning of the second quarter of 2004, STONEWALL Hard Snuff® had been introduced into approximately 7,000 locations and that number has remained fairly constant since that time.

Beginning in 2002, ARIVA® was broadly distributed in retail outlets throughout the United States. Based on the continued de minimis sales of ARIVA® and the passage of time from the initial placement of the product, management believes the number of locations actively carrying ARIVA® as of the end of the second quarter of 2004 is less than 5,000 stores.

During the first half of 2004, as during the first six months of 2003, the Company earned de minimis royalties paid by B&W on sales of its ADVANCE® low-TSNA cigarette, which B&W has been test marketing in Indianapolis, Indiana. In June 2004, B&W expanded its test market of ADVANCE® to include Phoenix, Arizona.

During the first half of 2004, the Company also earned de minimis royalties paid by B&W on sales of its INTERVAL® smokeless product, which B&W has been test marketing in Louisville, Kentucky since December 2003. B&W is in the process of initiating a further large-scale test market this summer and product for that test market has already been shipped to B&W by Star.

Gross Profits. Gross profit decreased approximately $8.1 million or approximately 59.2% in the first six months of 2004 to $5.6 million from $13.6 million in the first six months of 2003. The decline was due primarily to the lower sales price and volume for the Company’s cigarette products. The Company sold approximately 968 million cigarettes during the first six months of 2004, compared with sales of approximately 1.08 billion cigarettes during the first six months of 2003, representing a decrease of approximately 10.3%.

For discount cigarette sales during the first six months of 2004, the Company reduced its average cost-of-goods sold by approximately 22.1%, to approximately a blended average of $1.55 per carton, compared with a blended average cost of $1.99 per carton during the first six months of 2003. However, this reduction was offset by the fact that, principally due to competitive pressures and retail promotions that continued into early June 2004, the average sales price per carton decreased approximately 19.7% from approximately $8.35 per carton during the first six months of 2003 to $6.70 per carton during the first six months of 2004. Federal excise tax remained at $3.90 per carton for during both 2003 and 2004. Thus, the decrease in revenues has a larger impact on gross profit because the fixed costs of Federal excise taxes results in a much lower margin for cigarette sales.

Consistent with the practice over the last few quarters, during the first six months of 2004, excess production costs for the Company’s ARIVA® and STONEWALL Hard Snuff® manufacturing lines were recognized as general and administrative expenses as reflected below. Due to the under-utilization of the packaging equipment for smokeless products, the Company’s gross profit for smokeless products was zero during both periods.

Total Operating Expenses. Total operating expenses decreased to $12.9 million for the first six months of 2004 from $14.8 million for the first six months of 2003. Marketing and distribution, general and administrative and research and development costs have fallen by approximately $1.2 million, while depreciation costs have risen from $0.4 million in the first six months of 2003 to $0.8 million in the first six months of 2004 due to a one-time adjustment of approximately $0.5 million in the useful life of certain fixed assets in Chase City and Chester, VA during the first quarter of 2004.

Marketing and Distribution Expenses. Marketing and Distribution expenses totaled $5.0 million for the first six months of 2004, a decrease of $0.3 million over the comparable 2003 period expense of $5.3 million. This decrease was caused by approximately $0.4 million of higher ARIVA® sampling and event promotion costs and approximately $0.2 million of higher commissions paid during the first six months of 2003. Offsetting these decreases was an approximate increase of $0.1 million in shipping costs primarily due to increases in fuel costs

General and Administrative Expenses. General and Administrative Expenses totaled $7.9 million for the first six months of 2004, a decrease of approximately $0.9 million compared with $8.9 million for the first six months of 2003. This decrease was due to a reduction of aircraft expenses and a reduction of executive salaries, which were offset by the under-utilization cost of $0.2 million for the packaging equipment for smokeless tobacco products. In addition, during the first six months of 2003, legal costs were approximately $0.5 million higher than in the first six months of 2004. Those additional legal costs in 2003 were incurred in connection with the negotiation of the Purchase Agreement with NATC and in connection with the Company’s pending consolidated lawsuits against R.J. Reynolds for patent infringement in the United States District Court for the District of Maryland. Once a trial date is set for the patent infringement suit, the Company anticipates that the additional cash requirements related to the trial will be in excess of $1 million.

Depreciation. Depreciation totaled $0.8 million for the first six months of 2004, compared with $0.4 million in the first six months of 2003. This increase was due to a one-time adjustment of approximately $0.5 million in the useful life of certain fixed assets at the Chase City and Chester, Virginia locations during the first quarter of 2004.

Research and Development Expenses. There were de minimis research and development costs in the first six months of 2004 compared to $0.6 million during the first six months of 2003. During both periods, research and development costs were connected principally to scientific studies related to low-TSNA products, and the Company’s development of a spit-free® STONEWALL Hard Snuff® tobacco product for smokeless tobacco users. Consistent with its efforts to cut costs, the Company deferred certain research projects in the last half of 2003 and the first six months of 2004. The Company expects to increase its spending on research during the remainder of 2004 once it addresses its liquidity concerns described in “Liquidity and Capital Resources” herein. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While some of its research work has been deferred necessitated by its lack of available working capital, the Company is continuing to design several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. These studies are conducted by independent laboratories and universities. The Company also is exploring other alternatives to help fund its research objectives.

Interest Expense. The Company had interest expense of $1.4 million and interest income of $0.1 million, for a net interest expense of $1.3 million in the first six months of 2004. This compares to interest expense of $0.7 million and interest income of $0.1 million for a net interest expense of $0.6 million in the first six months of 2003. The higher interest expense in the first six months of 2004 resulted primarily from interest charges on the $4.5 million borrowed from the Company’s CEO, interest on the Manchester Securities debenture and interest on the B&W restructured account payable. This interest expense was partially offset by interest income generated by the Company’s MSA Escrow Fund; however, the interest rates are very low due to the conservative investment options permitted by the escrow agreements. The Company receives for its own account the current interest on the amounts in escrow, but this interest income is not sufficient to offset the Company’s cost of capital.

Income Tax Benefit. The Company had an income tax benefit of $1.8 million for the first six months of 2004 as compared to an income tax benefit of $4.7 million for the first six months of 2003. The tax benefits are directly attributable to the losses experienced in both periods.

Net Loss. The Company had a net loss of $6.8 million for the first six months of 2004 compared with a net loss of $6.8 million reported in the comparable 2003 period. The net loss in 2004 primarily reflects the impact of lower margins on decreased cigarette sales, despite efforts to control marketing and distribution expenses, as well as higher interest expenses. In 2003, a significant portion of the loss reported to the first half of the year related to the Company’s comprehensive settlement with all of the MSA states and the payment of part of its escrow fund to B&W in connection with the settlement.

In the first six months of 2004, the Company had a basic and diluted loss per share of $(.11) compared to a basic and diluted loss per share of $(0.11) in the same period in 2003.

Liquidity and Capital Resources

Overview

The Company’s prospects are dependent, in the near term, on its ability to improve the performance of its discount cigarette business and raise additional funds; and, in the longer term, on the distribution and consumer acceptance of its low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and on its ability to begin generating significant revenues through royalties on its patented tobacco curing process, including through success in its pending patent litigation against RJR.

Specifically, in order to support its intellectual property litigation and other operations, the Company will need to raise approximately $7 million in the near term, and additional funds over the next 12 months.

The Company has a working capital deficit of approximately $10.2 million and substantial cash needs over the near term, including:

•	funding of current operations in light of continued operating losses;

•	accounts payable of approximately $5.3 million of which, 50.7% is over 90 days old and another 14.5% is over 60 days old;

•	litigation costs, which are expected to increase as the Company approaches trial in the RJR case;

•	monthly payments of approximately $36,000 to B&W for interest on restructured accounts payable, increasing to combined principal and interest payments of $250,000 per month beginning in January 2005, subject to provisions for delayed principal repayment in the event of a successful test market by B&W of its hard tobacco product;

•	quarterly interest payments of $180,000, next due on September 25, 2004, payable on the $9 million convertible debenture issued to Manchester Securities in March 2004, as well as, beginning on March 25, 2005, quarterly principal payments of 25% of the outstanding principal amount of the debenture;

•	monthly operating lease payments of approximately $200,000; and

•	the Company’s annual deposits into its MSA escrow accounts for 2004 sales due in April 2005. For 2003 sales, the Company’s MSA escrow obligation was approximately $6.2 million. Given the expected level of sales in 2004 and continued emphasis on sales in the four non-MSA states, the Company anticipates the escrow obligation in April 2005 would be less than this amount.

In addition, there exist certain contingencies which could require the Company to make significant cash payments, including:

•	if the Company does not achieve an operating profit of at least $1.6 million during the third quarter of 2004, Manchester Securities would be entitled to require the Company to redeem its debenture in exchange for the $9 million principal amount and any accrued and unpaid interest. In addition, default rates of interest would apply if the Company was not able to redeem the debenture if called. Management does not expect to be able to achieve an operating profit of $1.6 million during the third quarter of 2004, but has initiated discussions with Manchester Securities regarding its agreements including a modification of its redemption rights. (See “Prospects for The Company’s Operations” below);

•	the Company is challenging the Virginia Department of Taxation’s sale and use tax assessment of $860,115 with respect to the Company’s curing barns. An administrative proceeding relating to this challenge may be concluded before the end of the year;

•	the Company is currently subject to an IRS audit of its 2001 Federal income tax return and has submitted a Request for Private Letter Ruling in connection with deductions of the Company’s payments into the MSA escrow accounts which resulted in approximately $13.9 million in income tax refunds received during 2002, 2003 and 2004. If it is ultimately determined that the Company’s treatment of the payments into escrow is not a current deduction for tax purposes, it is expected that the Company’s existing carryback claims net of operating loss deductions will be sufficient to offset any additional tax due for the years in question, given the extent of the Company’s recent losses.

The Company’s cigarette sales and associated gross profits have continued to decline, particularly when consideration is given to the Company’s MSA escrow requirements. Increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have also impacted on the sales of discount cigarettes. Further, there are significant impediments to generating significant revenues from royalties or sales of its smokeless tobacco products in the near future. Accordingly, the Company’s ability to continue operations depends on raising additional funds. Notwithstanding that Jonnie Williams, the Company’s CEO and largest stockholder, has pledged to fund the Company’s working capital needs through March 2005, the Company continues to have significant past due payables and cash needs that will need to be funded through Mr. Williams or from other sources.

The Company continues to pursue additional sources of new funds. However, there are significant limitations on its ability to raise new debt financing, including its agreements with Manchester Securities and B&W, as well as its current financial condition. Accordingly, the Company is focusing on the potential for raising funds through the issuance of new common stock. The Company is filing with the Securities & Exchange Commission today a registration statement on Form S-3 with respect to an offering on a delayed basis in the future of up to $25 million in common stock. The Company is not currently soliciting offers with respect to its common stock, and will seek additional equity financing only after that registration statement is effective. The Company’s ability to raise equity financing on terms acceptable to the Company will depend on a number of factors, including the performance of the Company’s stock price in the coming months. Any equity financing will be dilutive to the Company’s existing shareholders.

While the Company intends to raise funds though the issuance of stock, the Company’s largest shareholder and CEO, Mr. Williams, and other members of senior management have expressed an intent to purchase up to 1 million shares of the Company’s common stock in transactions that may include purchases on the open market, private acquisitions from third parties and purchases directly from the Company.

The Company’s inability to raise substantial amounts of new funds from Mr. Williams or other sources over the next three to twelve months would have a material adverse effect on its ability to meet its working capital needs and continue operations.

Summary of Balances and Recent Sources and Uses

As of June 30, 2004, the Company held approximately $0.1 million in cash and cash equivalents and $5.5 million of accounts receivable, compared to approximately $0 in cash and cash equivalents, and $5.6 million in accounts receivable, as of December 31, 2003.

Net Cash Provided By (Used In) Operating Activities. In the first six months of 2004, $4.1 million of cash was used in operating activities. This compared to $6.7 million of cash generated by operating activities during the first six months of 2003. This decrease in cash generated by operations during the first six months of 2004 was primarily due to a decrease in the price per carton sold and a decrease in the units of cigarettes sold, offset somewhat by a decrease in the cost of goods sold and receipt of income tax refunds aggregating approximately $1.3 million.

Net Cash Provided By (Used In) Financing Activities. During the first six months of 2004, $10.3 million of cash was generated by financing activities versus $2.6 million of cash used in financing activities in the same period in 2003. The funds generated during the first six months of 2004 were from the $9 million convertible debenture financing, from the $4.0 million in proceeds from common stock sold in a private placement and from $0.8 million of cash provided by the working capital loan from the Company’s CEO, minus the $6.0 million payment made in April 2004 into the Company’s MSA escrow accounts. During the first six months of 2004, approximately $2.5 million of cash was used in the repayment of notes payable and capital leases.

Net Cash Provided by (Used In) Investing Activities. During the first six months of 2004, $0.2 million of cash was generated by investing activities versus $0.8 million of cash generated by investment activities in the first six months in 2003. The cash generated during 2003 was from the repayment of a note from an officer of the Company, while the cash generated during 2004 was due to the release of a portion of a deposit on an operating lease.

Net Cash Used in MSA Escrow Payments. During the first six months of 2004, the Company deposited approximately $6.2 million for its 2003 escrow obligation for 2003 sales in non-MSA states versus approximately $3.4 million deposited during the first six months of 2003. This lower amount deposited in 2003 was a direct result of the settlement agreement with the MSA states described herein.

Cash Demands on Operations

While the Company obtained $9.0 million and $4.0 million in funding in March 2004 and April 2004, respectively, it was required to deposit approximately $6.2 million into its MSA escrow accounts for 2003 sales in April 2004 and had a net loss of approximately $6.8 million for the first half of the year.

The Company continues to experience negative cash flow from operations. Sales of its discount cigarettes have declined in both volume and price. Sales of the Company’s smokeless products as well as royalty income continue to be de minimis. The Company has in the past and continues to spend a significant amount of money in connection with the development and protection of its intellectual property portfolio, principally in connection with its patent infringement litigation against RJR. As of June 30, 2004, the Company had a working capital deficit of $10.2 million. The Company’s working capital deficit reflects that the amount of the accounts payable has decreased by $1.3 million from $6.6 million outstanding as of December 31, 2003 and as of June 30, 2004, totaled $5.3 million. Approximately $2.0 million of the accounts payable relates to outstanding amounts for legal and consulting services in connection with the Company’s litigation, regulatory, compliance and general corporate efforts. The vast majority of this $2.0 million is over 60 days old. Approximately $1.6 million relates to purchases for the production of tobacco products, of which 12.5% is over 60 days old. Finally, approximately $1.7 million of other accounts payable is outstanding, of which 55% is over 60 days old, most of this latter amount relates to R&D testing and ARIVA®/STONEWALL Hard Snufff® development.

The Company’s working capital deficit as of June 30, 2004 does not reflect its obligation to make MSA escrow deposits for 2004 sales, which it must make in April 2005. In addition, the Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation matters. Further, given anticipated levels of revenues and cash flows from operations, substantial capital will be needed for sales, marketing and promotion of ARIVA® and STONEWALL Hard Snuff®. While the Company has already raised capital in early 2004, it will need to raise additional funding from its CEO and principal shareholder, Jonnie R. Williams or outside sources in 2004 and potentially after March 2005.

Contingent Liabilities and Cash Demands

Potential Redemption of Convertible Debenture. If the Company does not achieve an operating profit of at least $1.6 million during the third quarter of 2004, Manchester Securities would be entitled to require the Company to redeem its debenture in exchange for the $9 million principal amount and any accrued and unpaid interest. In addition, default rates of interest would apply if the Company was not able to redeem the debenture if called. Management does not expect to be able to achieve an operating profit of $1.6 million during the third quarter of 2004. The Company has initiated discussions with Manchester Securities regarding its agreements including a modification of its redemption rights.

B&W Agreements. Under the Restated Master Agreement, as amended by letter agreements dated December 4, 2002 and August 14, 2003, between B&W and the Company, the Company owes B&W approximately $20 million of long-term debt, with no interest accruing, or principal payments required through December 31, 2005. Beginning January 1, 2006, interest accrues at prime plus 1% and interest and principal are payable in 96 monthly installments. The debt is secured by tobacco leaf inventory, the tobacco curing barns, and a first priority security interest in the Company’s intellectual property. Once the outstanding loan balance is reduced to $10 million, the collateral will be released by B&W. Star also has a current obligation of $7,899,647 payable to B&W. The principal on this obligation has been deferred to at least January 2005.

Pursuant to the Hard Tobacco Agreement entered into with B&W in April 2001, B&W will forgive one-half of Star’s then-outstanding indebtedness to B&W if B&W determines that its test market of a hard tobacco products is successful, and all of the remaining debt if and when it introduces a hard tobacco product into distribution in retail locations in 15 states. On December 15, 2003, B&W began to test market in Louisville, Kentucky a hard tobacco product named Interval® which the Company manufacturers at its facility in Chase City, Virginia. B&W is in the process of initiating a further large-scale test market this summer and product for that test market has already been shipped to B&W by Star. However, there can be no assurances that this test market will be deemed successful or extended into additional states. The Company has had de minimis revenues from royalties on the sale of Interval® by B&W. Forgiveness of debt would trigger a taxable event for the Company, and the Company would be required to pay that tax in cash, offset by any losses the Company might have for tax purposes.

In the second quarter of 2004, Star entered into an agreement with another tobacco manufacturer for the licensing of low-TSNA hard tobacco. Under that agreement, it is anticipated that the manufacturer will conduct an initial assessment of a hard tobacco product and follow up with a subsequent test market. The Company does not anticipate receiving any royalties under that agreement for the foreseeable future. To enable Star to pursue this agreement, and potentially other licensing of hard tobacco products, B&W agreed to waive its ten-year right to be the exclusive purchaser of hard tobacco from Star (subject to Star’s own rights) in return for concessions on the April 21, 2001 Hard Tobacco Agreement and a 3-month extension of the date on which it would begin once again to pay royalties under the April 25, 2001 Other Low-TSNA Tobacco Royalty Agreement, once a royalty rate is established with one of the other three largest tobacco manufacturers.

Master Settlement Agreement. In April 2004, the Company deposited $6.2 million into its MSA escrow accounts for sales of cigarettes in MSA states in 2003. Star currently has approximately $33.0 million in escrow. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA. The MSA escrow deposit for 2004 sales is due on or before April 15, 2005, except for any quarterly payments that may be required under recent changes to the qualifying statutes in a number of MSA states. Given the Company’s focus on sales in the non-MSA states, its declining cigarette volume to date in 2004, and the fact that the per carton obligation in 2004 is comparable to 2003, it is anticipated that the escrow obligations for 2004 sales would be somewhat less than the $6.2 million paid in April 2004 sales.

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

The Company is currently prosecuting patent infringement claims against RJR in a consolidated action in the United States District Court for the District of Maryland and in 2002 was successful in having a declaratory judgment action brought by Philip Morris dismissed on the basis that no actionable controversy existed between the companies. In the coming months, the Company anticipates increases in its general and administrative costs in connection with the continued prosecution of its patent infringement lawsuits and the anticipated setting of the trial date in that case and costs related to trial. Once a trial date is set, the Company anticipates that the additional cash requirements related to the trial will be in excess of $1 million.

Changes in Operations. During the first six months of 2004, the Company committed to additional cost savings measures. These include decreases of approximately $1 million in executive salaries in 2004, either through deferrals or reductions. Deferrals are expensed but not paid, and reductions are neither expensed nor paid. Additionally, there was an elimination of costs related to the discontinued use of an aircraft owned by Starwood Industries, Inc, a company in which Jonnie R. Williams, Star’s CEO and largest shareholder, is a principal. While these steps are expected to reduce the Company’s operating costs, the Company expects to continue to experience negative cash flows from operations for the year and intermediate future.

During the second quarter of 2004, the Company, consistent with its previously announced intent to discontinue the sale of moist snuff in light of its concentration on low-TSNA hard snuff products, sold all of its moist snuff manufacturing equipment for $1.0 million, which resulted in a book loss of approximately $200,000. Since that equipment was leased, all of the proceeds from the sale were used to pay down obligations on two of the Company’s leases. Additionally, the Company used approximately $650,000 of its deposit to further pay down principal on the two leases. As a result, the obligations under the two leases have been reduced by approximately $1.7 million. Further, no interest or principal payments are due until December 2004, and the amount of the payment beginning in December 2004 will be approximately $21,000 per month, a reduction from the previous payment of $110,000 a month.

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

In the past the Company has maintained product liability insurance only with respect to claims that tobacco products manufactured by or for the Company contain any foreign object, i.e. any object that is not intended to be included in the manufactured product. The Company currently does not maintain such insurance and as a result is self-insured for this risk. The product liability insurance that the Company previously maintained did not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. The Company does not believe that such insurance currently can be obtained. The Company has not, nor has ever been, named as a defendant in any legal proceedings involving claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects relating to the use of its tobacco products. While the Company believes that the risk of being named a defendant in such a lawsuit is relatively low given its efforts to thoroughly disclose the risks associated with the use of tobacco products, the Company may be named as a defendant in the future.

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

The Company is continuing to seek a favorable ruling from the IRS on its Request. If the IRS determines that it will not grant the Company’s Request, the Company anticipates that it will withdraw the Request. Further, if upon examination, the IRS rules against the Company with respect to the claimed deductions, the Company expects that it will challenge any such determination through the Appeals process up to and including the US Tax Court to seek a final determination with respect to this issue. While the Company believes that its position is reasonable and supported by the statute and IRS Regulations, the outcome of these proceedings cannot be predicted. Ultimate resolution of this matter, should the IRS rule adversely, is not anticipated until late 2005, at the earliest.

If it is ultimately determined that the Company’s treatment of the payments into escrow is not a current deduction for tax purposes, it is expected that the Company’s existing carryback claims net of operating loss deductions will be sufficient to offset any additional tax due for the years in question, given the extent of the Company’s recent losses. Further, the Company would be subject to interest and possibly certain penalties. However, those amounts would also be subject to being offset by the Company’s existing carryback claims to the extent available.

Funding from the CEO

In early October 2003, Jonnie R. Williams, Star’s CEO and largest shareholder, loaned Star $2 million in funds for corporate purposes. In a letter dated November 7, 2003, Mr. Williams advised the Company that he would personally extend an additional $8 million (and with the funds previously loaned in October, a total of $10 million) to the Company on an as-needed basis until the Company returns to profitability. Since October 2003, Mr. Williams has from time to time as needed by the Company advanced amounts up to approximately $5 million to the Company.

In late December 2003, the Company used funds advanced from Mr. Williams to pay down the then-outstanding balance of approximately $2.2 million under its $7.5 million line of credit from Guaranty Bank. This line of credit was terminated as of December 31, 2003 consistent with the letter agreement the Company and Guaranty Bank entered into on August 14, 2003. As of December 31, 2003, the Company had borrowings of $3.7 million outstanding from Mr. Williams. As of June 30, 2004, the advances to the Company were $4.5 million. Further, Mr. Williams has pledged to provide such funds as may be necessary to the Company to cover cash flow shortfalls in 2004 and through March 31, 2005.

The Company has entered into a loan agreement with Mr. Williams under which he has agreed to make funding available to the Company with the understanding that none of the principal or interest would be payable before March 31, 2005. The loan agreement provides that interest on the outstanding advances by Mr. Williams would be at a rate of 8% per annum on the outstanding balance. After March 31, 2005, subject to restrictions in any other lending documents, the outstanding balance will be repaid to Mr. Williams based on his determination of the Company’s ability to repay such advances. In connection with the transactions with Manchester Securities, Mr. Williams entered into a subordination agreement with Manchester Securities, subordinating his claims under the loan agreement to the rights of Manchester Securities under the debenture and related agreements. As a result, this liability has been classified as a long-term debt.

Recent Private Placements

On March 25, 2004, the Company entered into a series of agreements with Manchester Securities. Under the agreements, Manchester Securities purchased from the Company a $9 million two-year, convertible 8% debenture and warrants for 502,681 shares of the Company’s common stock. Loan costs aggregating $0.7 million were incurred in connection with this transaction. The proceeds from this transaction have been used for general corporate purposes, including funding of the Company’s MSA escrow obligations.

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

In the case of other defaults, including violations of representations and breaches of the covenants restricting debt and equity financing, the interest rate could increase from 8% to 12% per annum. In such events, Manchester Securities would be entitled to accelerate the debenture, in which case the Company would have to pay 110% of the outstanding principal plus accrued and unpaid interest. Furthermore, in the event of certain defaults related to the conversion of the debenture into common stock and the resale of the underlying shares, the Company would be obligated to pay Manchester Securities the higher of the 110% amount described in the preceding sentence and the value (based on a 20-day trailing average) of the shares of common stock into which the debenture would then be convertible.

Manchester Securities may also require the Company to redeem the debenture for the original principal amount of $9 million plus all accrued but unpaid interest and any default payments owed under certain transaction documents related to the debenture if (i) the Company incurs operating losses of greater than $2 million in the aggregate for any two consecutive fiscal quarters beginning with the two quarters ending September 30, 2004 or (ii) the Company’s recovery under a settlement or final judgment in the RJR litigation is less than $50 million. Given the Company’s loss in the second quarter, Manchester Securities would have a right to redeem its loan at the end of the third quarter unless the Company has an operating profit of at least $1.6 million in the third quarter. If after September 30, 2004, Manchester Securities exercises its redemption right, and the Company is unable to pay the redemption amount of principal plus accrued and unpaid interest and outstanding default payments, then the Company would be in default under the debenture and would be required to pay 110% of this outstanding amount.

The occurrence of any of these events would (i) require the Company to obtain capital that it may not be able to raise or (ii) significantly increase the dilution to existing shareholders upon conversion of the debenture. Given the Company’s operating losses over the past several quarters, management does not expect to be able to achieve an operating profit of $1.6 million during the third quarter of 2004. The Company has initiated discussions with Manchester Securities regarding its agreements including a modification of its redemption rights.

For more information regarding the terms and risks of the Manchester Securities transactions, you are encouraged to read in their entirety the Manchester Securities agreements, which are attached as Exhibits to Star’s Annual Report Form 10-K for the fiscal year ended December 31, 2003.

New Financing Opportunities

Mr. Williams has pledged to provide the Company with such funds as it may require to fund its cash needs through March 2005. Nonetheless, the Company had a substantial working capital deficit as of June 30, 2004, including in excess of $3.5 million of accounts payable more than 60 days past due and anticipates that it will need to obtain $7 million in the near term. Accordingly, the Company will require substantial amounts of cash from Mr. Williams or other sources in the coming months beyond that which management expects to generate through operations.

The Company’s ability to obtain additional funds through additional debt is subject to significant restrictions under the Manchester Securities agreements, including outright prohibitions on raising funds through additional secured debt or other debt that is not subordinated to the debenture. Also, other assets of the Company have already been pledged for existing borrowings, including the B&W loans and the Company’s leases and debt relating to its tobacco curing barns. Accordingly, the Company is focusing on the potential for raising funds through the issuance of new common stock. The Company is filing with the Securities and Exchange Commission today a registration statement on Form S-3 with respect to an offering on a delayed basis in the future of up to $25 million in common stock. We are not currently soliciting offers with respect to our common stock and we will seek additional equity financing only after that registration statement is effective. The Company’s ability to raise equity financing on terms acceptable to the Company will depend on a number of factors, including the performance of the Company’s stock price in the coming months. The equity financing will be dilutive to the existing shareholders. In addition, if the Company elects to raise equity, Manchester Securities would have its conversion option reset to the extent the issuance price for the equity is below its present conversion price of $3.73 per share, further diluting shareholders. By agreement of the parties, the April 2004 issuance of $4.0 million of common stock in a private placement did not reset the issuance price for common shares under the agreement with Manchester Securities.

Conclusion

As of June 30, 2004, the Company had a working capital deficit of approximately $10.2 million, including in excess of $3.5 million of accounts payable over 60 days past due. In addition, over the coming months, the Company faces substantial contingent liabilities and cash demands that it does not expect to be able to satisfy through cash generated from operations. Accordingly, the Company needs to raise substantial amounts of cash through financing. Given the restrictions on the Company’s ability to raise debt financing, the Company expects any such funds will be raised from Mr. Williams, based on his pledge, or through potential issuances of common stock. The Company cannot guarantee that it will be able to raise such funds on acceptable terms or at all. Raising funds through the issuance of common stock could dilute our shareholders and cause our stock to decline. The Company’s inability to raise substantial amounts of new funding over the next three to twelve months would have a material adverse effect on its ability to meet its working capital needs and on its operations.

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

Note on Forward-Looking Statements

THIS REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY HAS TRIED, WHENEVER POSSIBLE, TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS USING WORDS SUCH AS “ANTICIPATES”, “BELIEVES”, “ESTIMATES”, “EXPECTS”, “PLANS”, “INTENDS” AND SIMILAR EXPRESSIONS. THESE STATEMENTS REFLECT THE COMPANY’S CURRENT BELIEFS AND ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO IT. ACCORDINGLY, SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH STATEMENTS. THESE RISKS, UNCERTAINTIES AND CONTINGENCIES INCLUDE, WITHOUT LIMITATION, THE CHALLENGES INHERENT IN NEW PRODUCT DEVELOPMENT INITIATIVES, PARTICULARLY IN THE SMOKELESS TOBACCO AREA, THE UNCERTAINTIES INHERENT IN THE PROGRESS OF SCIENTIFIC RESEARCH, THE COMPANY’S ABILITY TO RAISE THE CAPITAL NECESSARY TO MAINTAIN ITS BUSINESS, POTENTIAL DISPUTES CONCERNING THE COMPANY’S INTELLECTUAL PROPERTY, RISKS ASSOCIATED WITH LITIGATION REGARDING SUCH INTELLECTUAL PROPERTY, POTENTIAL DELAYS IN OBTAINING ANY NECESSARY GOVERNMENT APPROVALS OF THE COMPANY’S LOW-TSNA TOBACCO PRODUCTS, MARKET ACCEPTANCE OF THE COMPANY’S SMOKELESS TOBACCO PRODUCTS, COMPETITION FROM COMPANIES WITH GREATER RESOURCES THAN THE COMPANY, THE COMPANY’S DECISION NOT TO JOIN THE MSA, THE EFFECT OF STATE STATUTES ADOPTED UNDER THE MSA AND ANY SUBSEQUENT MODIFICATION OF THE MSA, AND THE COMPANY’S DEPENDENCE ON KEY EMPLOYEES AND ON ITS STRATEGIC RELATIONSHIPS WITH BROWN & WILLIAMSON TOBACCO CORPORATION IN LIGHT OF ITS MERGER WITH RJR TOBACCO COMPANY. THE IMPACT OF POTENTIAL LITIGATION, IF INITIATED AGAINST OR BY INDIVIDUAL STATES THAT HAVE ADOPTED THE MSA, COULD BE MATERIALLY ADVERSE TO THE COMPANY.

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

In April 2003, the parties filed dispositive motions for Summary Judgment. Star Scientific filed a Motion for Summary Judgment on Claim Construction and Definiteness, and RJR filed six Motions for Summary Judgment asserting various defenses. Pursuant to an Order dated September 15, 2003, the Court appointed a Special Master to prepare Reports and Recommendations (“R&Rs”) for the Court on Star Scientific’s Motion for Summary Judgment and five of RJR’s six Motions for Summary Judgment. The Special Master has issued R&Rs on all six of the Summary Judgment Motions and on March 31, 2004, the Court issued final rulings on five of the six Summary Judgment Motions. In its rulings, the Court adopted without modification the Special Master’s R&Rs which recommended that the Court deny RJR’s Summary Judgment Motions and that Star Scientific’s Motion for Summary Judgment on claim construction and definiteness be granted in part and denied in part. The Court also issued an order denying RJR’s Motion for Summary Judgment seeking to limit Star’s damages claim. On June 24, 2004, the Court issued a final order on the last RJR Summary Judgment Motion and adopted without modification the Special Master’s R&R, which recommended that the Court deny the Summary Judgment Motion. The Court had previously indicated that it would rule on the Motions for Summary Judgment expeditiously, and that if the case is to proceed to trial, the Court would endeavor to set a trial date within four months of its rulings on the Summary Judgment Motions. By letter dated June 30, 2004, Star Scientific requested that the Court set a trial date or schedule a status conference to set a trial date, given the fact that all of the summary judgment motions had been denied.

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

The Virginia Department of Taxation has asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115. The Company has applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. The Company has not paid that assessment and is not required to do so pending its appeal to the Department of Taxation. As such, these sales taxes have not been accrued for in the accompanying financial statements. The Company has also challenged the taxation of certain other property on the grounds that the property is used directly in production activities at the Company’s plant in Chase City, Virginia. The Company has paid that assessment, in the amount of $24,274, in full pending appeal. An administrative proceeding relating to this challenge may be concluded before the end of the year. If the Company’s appeal is not successful, it would be liable for interest on the contested amount.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

Date of Grant	Exercise Price (per share)	Options Granted
6/15/2004	$3.00	70,000
4/13/2004	$4.27	25,000

As discussed above in the “Liquidity and Capital Resources” section, the Company completed private placement offerings in March and April of 2004. These transactions were completed pursuant to an exemption from registration under the Securities Act of 1933, as amended. In connection with the private placement offerings, the company filed an effective registration statement on June 9, 2004 covering the resale of the shares by the investors.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

Number	Description
3.1	Restated Certificate of Incorporation (1)

3.2	By-laws of the Company as Amended to Date (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(2)	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. §1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Reports on Form 8-K

On April 16, 2004, the Company filed a Current Report on Form 8-K describing the sale to certain investors of a total of 1,142,857 shares of common stock of the Company at a price per share of $3.50 for an aggregate purchase price of $4.0 million.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

Date: August 9, 2004	/s/ CHRISTOPHER G. MILLER
Authorized Signatory and Chief Financial Officer