Form 10-Q
period 2004-09-30
STAR SCIENTIFIC INC
filed 2004-11-09
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 3, 2004, there were 66,185,948 shares outstanding of the Registrant’s common stock, par value $.0001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,657,915	$—
Accounts receivable, trade	5,042,781	5,596,645
Inventories	3,928,935	3,991,425
Prepaid expenses and other current assets	736,320	835,691
Deferred tax asset	—	179,000

Total current assets	28,365,951	10,602,761
Property, plant and equipment, net	15,846,041	18,876,540
Idle equipment	1,160,208	1,160,208
Intangibles, net of accumulated amortization	936,292	974,836
Deposits on property and equipment	—	151,500
Other assets	1,949,861	1,515,281
MSA Escrow funds	33,284,302	27,024,333

Total Assets	$81,542,655	$60,305,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank Overdraft	$—	$465,212
Current maturities of long-term debt and capital lease obligations	12,926,844	9,108,949
Accounts payable, trade	3,729,487	6,601,226
Federal excise taxes payable	1,742,602	2,626,736
Notes Payable, related party	4,500,000	—
Accrued expenses	2,559,750	817,937

Total current liabilities	25,458,683	19,620,060
Notes payable, related party	—	3,661,703
Long-term debt and capital lease obligations, less current maturities	28,091,624	27,175,719
Deferred gain on sale-leaseback	67,094	218,197
Deferred tax liability	—	581,000

Total liabilities	53,617,401	51,256,679

Stockholders’ equity:
Common stock(A)	6,618	5,972
Additional paid-in capital	46,085,567	15,431,605
Accumulated deficit	(15,566,931)	(3,788,797)
Notes receivable, officers	(2,600,000)	(2,600,000)

Total stockholders’ equity	27,925,254	9,048,780

	$81,542,655	$60,305,459

(A)	$.0001 par value per share, 100,000,000 shares authorized, 59,719,480 and 66,185,948 shares issued and outstanding as of December 31, 2003 and September 30, 2004, respectively.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS

ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$16,642,139	$10,939,824	$49,242,968	$55,506,040
Less:
Cost of goods sold	3,471,287	3,943,548	11,857,968	14,717,066
Excise taxes on products	8,557,656	6,857,788	27,212,245	27,020,349

Gross profit	4,613,196	138,488	10,172,755	13,768,625

Operating expenses:
Marketing and distribution	2,326,654	2,300,210	7,295,788	7,587,997
General and administrative	4,783,995	4,716,604	11,955,187	13,235,748
Depreciation	1,989,148	1,396,207	2,757,665	1,729,322
Research and development	—	35,674	28,884	657,673

Total operating expenses	9,099,797	8,448,695	22,037,524	23,210,740

Operating loss	(4,486,601)	(8,310,207)	(11,864,769)	(9,442,115)
Other expenses:
Interest expense (net of interest income)	(514,327)	(350,145)	(1,770,207)	(930,347)
Other Loss (gain)	44,815	(15,276)	35,042	45,724
NATC termination agreement	—	2,000,000	—	2,000,000
Contract settlement with B&W	—	(4,400,000)	—	(4,400,000)
NAAG settlement Loss	—	—	—	(9,834,875)

Loss before income taxes	(4,956,113)	(11,075,628)	(13,599,934)	(22,561,613)
Income tax benefit	—	3,912,000	1,821,800	8,595,000

Net loss	$(4,956,113)	$(7,163,628)	$(11,778,134)	$(13,966,613)

Basic loss per common share	$(.08)	$(.12)	$(.19)	$(.23)
Weighted average shares outstanding, basic	61,686,600	59,719,480	60,745,125	59,719,480

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

	Common stock		Additional Paid-In Capital	Retained Earnings	Notes Receivable, Officers	Total
	Shares	Amount
Balances, December 31, 2003	59,719,480	$5,972	$15,431,965	$(3,788,797)	$(2,600,000)	$9,049,140
Issuance of Common Stock options	—	—	937,720	—	—	937,720
Issuance of Common Stock	1,142,857	114	3,719,886	—	—	3,720,000
Issuance of Common Stock and Stock options as part of loan issuance costs	173,611	17	912,236	—	—	912,253
Issuance of Common Stock	1,510,000	151	6,794,848	—	—	6,794,999
Issuance of Common Stock	3,640,000	364	18,199,636	—	—	18,200,000
Stock Issuance Costs	—	—	(150,000)	—	—	(150,000)
Revision in warrant price in exchange for change in debenture redemption provisions	—	—	239,276			239,276
Net Loss	—	—	—	(11,778,134)	—	(11,778,134)

Balances, September 30, 2004 (unaudited)	66,185,948	$6,618	$46,085,567	$(15,566,931)	$(2,600,000)	$27,925,254

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(11,778,134)	$(13,966,613)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,805,227	1,973,418
Deferred income taxes	(402,000)	(8,595,000)
Other non-cash charges	118,018	311,649
Stock-based loan modification costs	239,276	—
Stock-based compensation	937,720	57,219
MSA escrow settlement loss	—	9,834,875
Increase (decrease) in cash resulting from changes in:
Current assets	715,725	10,843,290
Current liabilities	(1,449,413)	8,189,868
Other assets	—	16,930

Net cash flows from (used in) operating activities	(8,813,581)	8,665,636

Investing activities:
Patent costs incurred	—	(5,735)
Purchase of property and equipment	—	(24,633)
Release of deposit	200,000	—
Proceeds from sale of property and equipment	260,316	—
Repayment of officer note	—	800,000

Net cash flows from investing activities	460,316	769,632

Financing activities:
Repayment of bank overdraft	(465,212)	—
Proceeds from related party borrowing	838,297	—
Convertible Debenture	9,000,000	—
Proceeds from stock issuance	28,714,999	—
Cash costs of stock issuance	(150,000)	—
Payments on notes payable and capital leases	(4,667,035)	(6,073,346)

Net cash flows from (used in) financing activities	33,271,049	(6,073,346)

MSA Escrow fund	(6,259,869)	(3,375,890)
Increase in cash and cash equivalents	18,657,915	(13,968)
Cash and cash equivalents, beginning of period	—	13,968

Cash and cash equivalents, end of period	$18,657,915	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$415,832	$

Income tax refunds received	$1,392,406	$—

As compensation for the $9,000,000 convertible debenture issuance, the Company issued 173,611 common shares (compensation of $717,013 at an issuance price of $4.13 per share). Additionally, the Company issued options to purchase 100,000 shares with a Black-Scholes value of $195,240, for total non-cash loan issuance costs of $912,236.

Subsequent thereto, the Company repriced the warrants issued in connection with the aforementioned debentures from $4.476 to $4.00 in exchange for elimination of certain acceleration provision of the debenture. Compensation costs of $239,276 has been recognized in connection therewith.

During 2004, the Company converted accounts payable of approximately $420,000 into debt.

See notes to condensed consolidated financial statements.

1.	Accounting Policies:

The condensed consolidated financial statements of Star Scientific, Inc. and its subsidiary, collectively (“Star Scientific”, “Star” or the “Company”), and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2003.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results for a full year.

The Company had net losses during the three and nine months ended September 30, 2004 and 2003. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. Dilutive loss per share is the same as basic loss per share as the effect of all options outstanding is anti-dilutive.

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

On June 18, 2003, the Company and all of the MSA states executed a comprehensive settlement agreement under which Star remains a non-participating manufacturer under the MSA and which resolved all issues as to the funding of the escrow accounts for the period 1999-2002. Under the Settlement Agreement, Star accepted responsibility for cigarettes manufactured during this period at its Petersburg, Virginia facility only. Brown and Williamson Tobacco Corporation (“B&W”) entered into a separate settlement agreement with the MSA states under which it agreed to make MSA payments based on the cigarettes that it contract manufactured for Star during the period 1999-2002. As a result of the settlement, Star’s total escrow obligation for the period 1999–2002 was $27,024,333, based on the number of cigarettes produced at its Petersburg, Virginia, facility and later sold in MSA states. Following the settlement, Star is responsible for making escrow payments on all Star cigarettes sold in any MSA state, regardless of where such products are manufactured.

Star currently has approximately $33.3 million in escrow, which includes an initial deposit of approximately $6.2 million made in April 2004 for its 2003 escrow obligation, and additional net deposits of $46,679 made in the third quarter of 2004 to satisfy a portion of its 2004 escrow obligations. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA.

In addition to the “level playing field” statutes, most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow, since the states generally prohibit the sales of cigarettes by companies that are not certified as being MSA-compliant. Also, a number of states recently have amended their qualifying statutes to limit the extent to which escrow payments for a particular year could be capped and to allow regulations that would require escrow payments to be made quarterly or on some other intermittent schedule. The requirement for quarterly payments would exacerbate the impact of the MSA escrow obligations on the Company’s liquidity, and the elimination of the caps on payments would increase the amounts required to be deposited into escrow by requiring a payment on each cigarette sold, regardless of the state’s proportionate receipt of MSA settlement funds. Currently, the Company is required to make quarterly payments in Wyoming, Louisiana and New Mexico. As initially drafted, the state qualifying statutes permitted a non-participating manufacturer to obtain a refund on escrow payments once those payments equaled the amount that an MSA state would have received from that non-participating manufacturer under the allocation formula in the MSA (which is based on the state population as a percentage of the overall US population). Depending on the number of cigarettes sold in a particular state, the difference between the capped amount and the amount calculated on a per-cigarette basis could be material.

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

$25.0 million sale of common stock

On August 9, 2004, the Company filed with the SEC a registration statement on Form S-3 (File No. 333-118054), as amended by Amendment No. 1 filed on August 20, 2004 (collectively, the “Registration Statement”), relating to the registration under the Securities Act of 1933, as amended, of shares of $0.0001 par value Common Stock of the Company with an aggregate offering price of $25.0 million; that Registration Statement was declared effective on August 20, 2004.

Subsequently, on August 31, 2004, the Company completed an offering of 1,510,000 shares of common stock under the Registration Statement with an aggregate purchase price of $6,795,000 ($4.50 per share). On September 25, 2004, the Company entered into a Stock Purchase Agreement with certain purchasers in connection with the offering of 3,640,000 shares of common stock under the Registration Statement with an aggregate offering price of $18,200,000 ($5.00 per share). This offering was completed on September 28, 2004.

Management Acquisitions of Our Stock

In our quarterly report on Form 10-Q filed for the quarter ended June 30, 2004, which was filed on August 9, 2004, we disclosed that Jonnie Williams, our Chief Executive Officer and largest stockholder, and other members of management had expressed an intent to purchase up to 1 million shares of the Company’s common stock in transactions that may include purchases on the open market, private acquisitions from third parties and purchases directly from the Company. Between August 9, 2004 and the date of this report, Mr. Williams and David Dean, our Vice President of Sales and Marketing, purchased an aggregate of 300,000 shares in private acquisitions from a third party. While Mr. Williams and other members of management may purchase additional shares, they have no specific plans at this time.

Increase in Independent Director Compensation

In light of the increasing demands on our three independent directors due to the Sarbanes-Oxley Act and related developments, we have increased their compensation. On August 31, 2004, we issued to each of our three independent directors a stock option to purchase up to 150,000 shares of our common stock. Each such option vested immediately upon issuance and has an exercise price equal to $4.95, the closing price of our common stock on the business day prior to the issuance. In addition, subject to the approval of our stockholders at our next annual meeting, each independent director’s annual retainer option grant will increase from 25,000 to 50,000 shares. On October 28, 2004, the Board approved a further, one-time grant of 50,000 shares of the Company’s common stock to Mr. Kelley for his services as Chair of the Audit Committee. Each director will now receive $4,500 for each board and committee meeting attended personally and $3,500 for participation in such meetings telephonically. This represents an increase from $2,500 and $1,500, respectively. Fees for meeting attendance will now be capped at $6,000, compared to the current daily caps of $4,000 for in-person meetings and $2,500 for telephonic meetings. In addition, the audit committee chairman will receive an additional fee of $20,000 per year.

RJR Litigation

On September 1, 2004 a pre-trial conference was held with the Honorable Marvin J. Garbis to whom Star’s patent infringement lawsuit against R.J. Reynolds Tobacco Company (“RJR”) had been transferred in August 2004. Following the conference, on September 3, 2004, Judge Garbis issued a “First Procedural Order”. In that Order, Judge Garbis set a firm trial date for the patent infringement lawsuit to begin on Monday, January 24, 2005. The procedural order also established interim dates for the filing of various pretrial motions and other pretrial matters.

On July 30, 2004, RJR, Brown & Williamson Tobacco Corporation (“B&W”) and certain of their affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the former parent of B&W. RJR has recently taken the position that the new operating entity established as a result of this transaction has assumed all of the rights and obligations under the agreements previously entered into between Star and B&W. As a result, RJR has claimed that under the agreements Star is not in a position to continue its lawsuits against RJR. Star believes that both of these positions are without merit and is contesting those assertions vigorously.

Removal of Redemption Provision for the $9 million subordinated debt

On September 15, 2004, the Company completed an agreement with Manchester Securities to remove the redemption provisions for the $9 million subordinated debt principal amount and any accrued and unpaid interest. This transaction was announced in an 8-K filed on September 15, 2004, and changed the exercise price for 502,681 warrants held by Manchester Securities from $4.476 per share to $4.00 per share. The resulting cost recognized by the Company was approximately $240,000.

Subsequent Events

Sales and Use Tax Assessment with respect to the Company’s curing barns in the Commonwealth of Virginia

In a letter dated October 7, 2004, the Company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to the Company and that the sales and use tax assessment plus penalties and interest together now total approximately $988,000. The Company continues to challenge this assessment and has filed a request for reconsideration with the Commissioner of Taxation, and is prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. The Company and its representatives believe that the assessment is incorrect. Accordingly, the Company does not believe that the payment of this obligation is probable at September 30, 2004 and, as such, the liability has not been accrued.

Changes in Composition of the Board of Directors

In order to comply with the recent changes in the NASDAQ rules, which require a majority of the Board members to be independent, Christopher G. Miller resigned from the Board on October 28, 2004. Mr. Miller continues to serve as the Company’s CFO.

Repayment of Principal and Interest to Jonnie R. Williams

On October 28, 2004, the Company determined to repay the outstanding advance of $4.5 million to Mr. Williams, together with the accrued interest, in order to reduce the Company’s borrowing costs. Subsequently, the Company repaid the outstanding balance to Mr. Williams. Mr. Williams remains obligated under the Loan Agreement to make advances to the Company if required for the Company’s liquidity at any time prior to March 31, 2005, in an amount not to exceed $10 million.

Registration of Stock Option Plans

On October 28, 2004, the Board and the Company agreed that the Company will register its 1998 Stock Option Plan and its 2000 Equity Incentive Plan under the Securities Act of 1933 on Form S-8 by no later than December 31, 2004. The Directors have agreed that they will enter into lock-up arrangements with the Company that they will not exercise their options or sell the shares upon any exercise of options granted under the Plans prior to March 31, 2005, and the Company will seek similar agreements from other persons holding option grants under the Plans.

4.	Liquidity and Capital Resources:

Overview

During the third quarter of 2004, the Company raised $25.0 million through the sale of common shares. As of September 30, 2004, the Company has a working capital surplus of approximately $2.9 million. Future cash needs over the near term include:

•	funding of current operations in light of continued operating losses;

•	litigation costs, which are expected to increase as the Company approaches trial in the RJR case which is scheduled to begin on January 24, 2005;

•	monthly payments of approximately $36,000 to B&W for interest on restructured accounts payable, increasing to combined principal and interest payments of $250,000 per month beginning in January 2005, subject to provisions for delayed principal repayment in the event of a successful test market by B&W of its hard tobacco product;

•	quarterly interest payments of $180,000, next due on December 25, 2004, payable on the $9 million convertible debenture issued to Manchester Securities in March 2004, as well as, beginning on March 25, 2005, quarterly principal payments of 25% of the outstanding principal amount of the debenture;

•	monthly operating lease payments of approximately $200,000; and

•	the Company’s annual deposits into its MSA escrow accounts for 2004 sales due in April 2005. For 2003 sales, the Company’s MSA escrow obligation was approximately $6.2 million. Given the expected level of sales in 2004 and continued emphasis on sales in the four non-MSA states, the Company anticipates the escrow obligation for 2004 sales would be less than this amount.

In addition, there exist certain contingencies which could require the Company to make significant cash payments, including:

•	the Company is challenging the Virginia Department of Taxation’s sale and use tax assessment of $988,564 with respect to the Company’s curing barns. An administrative proceeding relating to this challenge is not expected to be conclude in 2004; and

•	the Company is currently subject to an IRS audit of its 2001 Federal income tax return and has submitted a Request for Private Letter Ruling in connection with deductions of the Company’s payments into the MSA escrow accounts which resulted in approximately $13.9 million in income tax refunds received during 2002, 2003 and 2004. If it is ultimately determined that the Company’s treatment of the payments into escrow is not a current deduction for tax purposes, it is expected that the Company’s existing carryback claims net of operating loss deductions will be sufficient to offset any additional tax due for the years in question, given the extent of the Company’s recent losses.

On October 28, 2004, the Company determined to repay the outstanding advance of $4.5 million to Mr. Williams, together with the accrued interest, in order to reduce the Company’s borrowing costs. Subsequently, the Company repaid the outstanding balance to Mr. Williams. Mr. Williams remains obligated under the Loan Agreement to make advances to the Company if required for the Company’s liquidity at any time prior to March 31, 2005, in an amount not to exceed $10 million.

With the proceeds of the recent stock sale and the improving margins in the cigarette business, the Company anticipates that it will have sufficient funds to support its operations in the near term. However, absent the successful completion of its patent infringement litigation, a substantial improvement in revenues and/or royalties from its smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, it is expected that the Company will need to pursue additional sources of funds during the second half of 2005. However, there are significant limitations on the Company’s ability to raise new debt financing, including its agreements with Manchester Securities and B&W. The Company’s ability to raise future financings on terms acceptable to the Company will depend on a number of factors, including the performance of the Company’s stock price and its operational performance. Any equity financing will be dilutive to the Company’s existing shareholders.

Summary of Balances and Recent Sources and Uses

As of September 30, 2004, the Company held approximately $18.7 million in cash and cash equivalents and $5.0 million of accounts receivable, compared to approximately $0 in cash and cash equivalents, and $5.6 million in accounts receivable, as of December 31, 2003.

Net Cash Provided By (Used In) Operating Activities. In the first nine months of 2004, $8.8 million of cash was used in operating activities. This compared to $8.7 million of cash generated by operating activities during the first nine months of 2003. This decrease in cash generated by operations during the first nine months of 2004 was primarily due to losses as a result of a decrease in the price per carton sold in the first six months of 2004, while volumes for the comparable nine month periods remained constant, offset by a decrease in the cost of goods sold and receipt of income tax refunds aggregating approximately $1.3 million. In both periods, the Company had significant net operating losses.

Net Cash Provided By (Used In) Financing Activities. During the first nine months of 2004, $33.3 million of cash was generated by financing activities versus $6.1 million of cash used in financing activities in the same period in 2003. The funds generated during the first nine months of 2004 were from the $9 million convertible debenture financing, from the $4.0 million in proceeds from common stock sold in a private placement, from $0.8 million of cash provided by the working capital loan from the Company’s CEO and from $25.0 million in proceeds from the sale of common stock pursuant to the shelf registration. During the first nine months of 2004, approximately $4.7 million of cash was used in the repayment of notes payable and capital leases while during the first nine months of 2003, approximately $6.1 million of cash was used for the repayment of notes payable and capital leases.

Net Cash Provided by (Used In) Investing Activities. During the first nine months of 2004, $0.5 million of cash was generated by investing activities versus $0.8 million of cash generated by investment activities in the first nine months in 2003. The cash generated during 2003 was from the repayment of a note from an officer of the Company, while the cash generated during 2004 was due to the release of a portion of a deposit on an operating lease.

Net Cash Used in MSA Escrow Payments. During the first nine months of 2004, the Company deposited approximately $6.2 million for its 2003 escrow obligation for 2003 sales in MSA states, as well as net quarterly deposits of $46,679 required during 2004 for 2004 sales in certain MSA states, versus approximately $3.4 million deposited during the first nine months of 2003. This lower amount deposited in 2003 was a direct result of the settlement agreement with the MSA states described herein.

Cash Demands on Operations

While the Company obtained $9.0 million, $4.0 million, and $25.0 million in funding in March 2004, April 2004 and September 2004, respectively, it was required to deposit approximately $6.2 million into its MSA escrow accounts for 2003 sales in April 2004 and had a net loss of approximately $11.8 million for the first nine months of the year.

The Company continues to experience negative cash flow from operations despite increasing prices for its cigarettes for the third quarter of 2004 compared with both the same period last year as well as the second quarter of 2004. Cigarette sales volumes for the third quarter of 2004 are up significantly compared to the same period last year, but are down slightly from sales during the second quarter of 2004. Sales of the Company’s smokeless products as well as royalty income continue to be de minimis. The Company has in the past and continues to spend a significant amount of money in connection with the development and protection of its intellectual property portfolio, principally in connection with its patent infringement litigation against RJR. As of September 30, 2004, the Company had a working capital surplus of $2.9 million, compared with a working capital deficit of $10.2 million as of June 30, 2004.

The Company’s working capital surplus as of September 30, 2004 does not reflect its obligation to make MSA escrow deposits for 2004 sales, which it must make in April 2005. Certain MSA states require quarterly escrow payments, and the Company makes those payments for ongoing sales. In the third quarter of 2004, the Company made additional net deposits of $46,679 into its MSA escrow accounts. In addition, the Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation matters, which are scheduled for trial beginning on January 24, 2005. Further, given anticipated levels of revenues and cash flows from operations, substantial capital will be needed for sales, marketing and promotion of ARIVA® and STONEWALL Hard Snuff®. The Company’s liquidity needs for the next 12-24 months are difficult to predict. However, the Company has raised capital during both the second and third quarters of 2004 which will be sufficient to support its operations for the near term. Depending on its results of operations, including its patent infringement litigation against RJR and sales of smokeless tobacco products, the Company may need to raise additional funds to support its operations in the second half of 2005.

Contingent Liabilities and Cash Demands

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

In the second quarter of 2004, Star entered into an agreement with another tobacco manufacturer for the licensing of low-TSNA hard tobacco. Under that agreement, the manufacturer has conducted an initial assessment of a hard tobacco product and the agreement anticipates that this will be followed up with a subsequent test market. The Company does not anticipate receiving any royalties under that agreement for the foreseeable future. To enable Star to pursue this agreement, and potentially other licensing of hard tobacco products, B&W agreed to waive its ten-year right to be the exclusive purchaser of hard tobacco from Star (subject to Star’s own rights) in return for concessions on the April 21, 2001 Hard Tobacco Agreement and a 3-month extension of the date on which it would begin once again to pay royalties under the April 25, 2001 Other Low-TSNA Tobacco Royalty Agreement, once a royalty rate is established with one of the other three largest tobacco manufacturers.

Pursuant to the Hard Tobacco Agreement entered into with B&W in April 2001, B&W will forgive one-half of Star’s then-outstanding indebtedness to B&W if B&W determines that its test market of a hard tobacco products is successful, and all of the remaining debt if and when it introduces a hard tobacco product into distribution in retail locations in 15 states. On December 15, 2003, B&W began to test market in Louisville, Kentucky a hard tobacco product named Interval® which the Company manufactured at its facility in Chase City, Virginia. While B&W has not ordered further amounts of Interval®, it indicated its intent to initiate a further large-scale test market of a similar dissolvable low-TSNA smokeless tobacco product and product for that test market was shipped to B&W by Star this summer. However, there can be no assurances that B&W’s test market will be deemed successful or extended into additional states. The Company has had de minimis revenues from royalties on the sale of smokeless tobacco products by B&W.

Master Settlement Agreement. In April 2004, the Company deposited $6.2 million into its MSA escrow accounts for sales of cigarettes in MSA states in 2003, and a net amount of $46,679 during the third quarter of 2004 which includes quarterly escrow payment for certain MSA states. Star currently has approximately $33.3 million in escrow. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA. The MSA escrow deposit for 2004 sales is due on or before April 15, 2005, except for any quarterly payments that may be required under recent changes to the qualifying statutes in a number of MSA states. Given the Company’s focus on sales in the non-MSA states, its cigarette volume to date in 2004, and the fact that the base payments in 2004 are comparable to 2003, it is anticipated that the escrow obligations for 2004 sales would be somewhat less than the $6.2 million paid in April 2004.

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

The Company is currently prosecuting patent infringement claims against RJR in a consolidated action in the United States District Court for the District of Maryland and in 2002 was successful in having a declaratory judgment action brought by Philip Morris dismissed on the basis that no actionable controversy existed between the companies. In the coming months, the Company anticipates increases in its general and administrative costs in connection with the continued prosecution of its patent infringement lawsuits which have been scheduled for trial beginning on January 24, 2005.

Changes in Operations. During the first nine months of 2004, the Company committed to additional cost savings measures. These included, initially, projected decreases of approximately $1 million in executive salaries in 2004, either through deferrals or reductions. Deferrals are expensed but not paid, and reductions are neither expensed nor paid. Additionally, during portions of 2004, use of an aircraft owned by Starwood Industries, Inc. (a company in which Jonnie R. Williams, Star’s CEO and largest shareholder, is a principal) was discontinued in an effort to reduce costs. After the close of the third quarter of 2004, deferrals of $694,423 were paid to the Executives, and their previous salaries were reinstated. During the third quarter, aircraft use was reinstated and $230,000 of aircraft expenses were charged to the Company for usage of the above mentioned aircraft. While the Company has continued to reduce certain of its operating costs and has increased its gross margin, the Company expects to continue to experience negative cash flows from operations for the year and intermediate future.

Request for a Private Letter Ruling and Virginia Tax Assessment. The Company has recently been notified that its 2001 federal income tax return has been selected for examination by the Internal Revenue Service. No action has currently taken place with regard to this audit. Except for the item discussed below, the impact of the IRS examination on the Company’s financial condition, results of operations and cash flow, if any, cannot be ascertained at this time.

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

In a letter dated October 7, 2004, the Company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to the Company and that the sales and use tax assessment plus penalties and interest together now total approximately $988,000. The Company continues to challenge this assessment and has filed a request for reconsideration with the Commissioner of Taxation, and is prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue.

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

In late December 2003, the Company used funds advanced from Mr. Williams to pay down the then-outstanding balance of approximately $2.2 million under its $7.5 million line of credit from Guaranty Bank. This line of credit was terminated as of December 31, 2003 consistent with the letter agreement the Company and Guaranty Bank entered into on August 14, 2003. As of December 31, 2003, the Company had borrowings of $3.7 million outstanding from Mr. Williams. As of September 30, 2004, the advances to the Company were $4.5 million. Further, Mr. Williams pledged to provide such funds as may be necessary to the Company to cover cash flow shortfalls in 2004 and through March 31, 2005.

The Company has entered into a loan agreement with Mr. Williams under which he has agreed to make funding available to the Company with the understanding that Mr. Williams could not demand payment of the principal or interest before March 31, 2005. The loan agreement provides that interest on the outstanding advances by Mr. Williams would be at a rate of 8% per annum on the outstanding balance. After March 31, 2005, subject to restrictions in any other lending documents, the outstanding balance would be repaid to Mr. Williams based on his determination of the Company’s ability to repay such advances. In connection with the transactions with Manchester Securities, Mr. Williams entered into a subordination agreement with Manchester Securities, subordinating his claims under the loan agreement to the rights of Manchester Securities under the debenture and related agreements.

On October 28, 2004, the Company determined to repay the outstanding advance of $4.5 million to Mr. Williams, together with the accrued interest, in order to reduce the Company’s borrowing costs. Subsequently, the Company repaid the outstanding balance to Mr. Williams. Mr. Williams remains obligated under the Loan Agreement to make advances to the Company if required for the Company’s liquidity at any time prior to March 31, 2005, in an amount not to exceed $10 million.

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

During the third quarter of 2004, the number of cigarettes sold as well as the price of cigarettes increased substantially compared with the third quarter of 2003. The termination of the proposed sale of the cigarette business to North Atlantic Trading Company, Inc. (“NATC”) in July 2003 resulted in a significant disruption of the Company’s cigarette business in the third quarter of 2003, particularly in Texas where a number of senior sales managers left the Company shortly after the termination of the NATC transaction was announced. Since the termination of the NATC purchase agreement, the Company has taken a number of steps to address these negative trends, including the implementation of a promotional program at the retail level and a separate wholesale pricing promotion, which were terminated in June 2004, as well as the successful restructuring of the senior sales management team in Texas.

Shipments in the third quarter of 2004 totaled approximately 63.9 truckloads of cigarettes. This compares to 51.6 truckloads in the third quarter of 2003 and 66.5 truckloads in the second quarter of 2004. The truckload sales continue to reflect pricing competition in the non-MSA states and pressures on the cigarette industry in general. The Company achieved substantially higher pricing for its cigarettes in the third quarter due to an increase in sales price and a discontinuation of a sales promotion. As a result, the average carton price increased from $6.68 in the second quarter of 2004 to $7.56 in the third quarter of 2004.

The increase in truckload sales and higher carton sales prices resulted in substantially increased cigarette revenues and gross margins for the third quarter of 2004. Over the past year, the Company has been successful in its efforts to reduce its cost-of-goods sold. Also, in the second quarter as the Company discontinued its retail and wholesale promotional discounts and, as prices firmed up in the latter half of the second quarter of 2004, the gross profit per month increased correspondingly. Gross profits were $534,540 in April, $941,419 in May and $1,178,897 in June. During the third quarter of 2004, gross profits totaled $4.6 million, as compared to gross profits of $0.1 million in the third quarter of 2003 and $2.7 million in the second quarter of 2004. Sales of Star’s smokeless products continue to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at breakeven levels. STONEWALL Hard Snuff® now represents a majority of Star’s hard tobacco sales.

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

Conclusion

The Company’s cigarette sales and associated gross profits have continued to decline, particularly when consideration is given to the Company’s MSA escrow requirements. Increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have also impacted the sales of discount cigarettes. Further, there are significant impediments to generating significant revenues from royalties or sales of its smokeless tobacco products in the near future. Accordingly, depending on the success of its future operations, including its patent litigation against RJR and sales of smokeless tobacco products, the Company may need to raise funds to support its operations beyond the $25.0 million raised under the shelf registration in August and September 2004, although management believes these funds will support its activities for the near term. While Jonnie Williams, the CEO and largest stockholder, has pledged to fund the Company’s working capital needs through March 2005, the Company in the future may need to seek additional funds from sources other than Mr. Williams.

5.	Components of Inventory

The following table shows the raw materials and finished good inventories for both cigarettes and smokeless products.

Cigarettes – Finished Goods.	$1,315,654
Cigarettes – Raw Materials	1,314,906
Smokeless Products – Finished Goods	189,449
Smokeless Products – Raw Materials	1,108,926

Total Inventory	$3,928,935

6.	Long Term Debt:

Notes/capital leases payable at September 30, 2004 consist of the following:

Notes payable due B&W, collateralized by tobacco curing barns, tobacco leaf inventory, and intellectual property; non-interest bearing until 2006 payable via royalties earned and possible debt forgiveness, as defined (A), through December 2005, thereafter payable in 96 monthly installments with interest at prime plus 1%.	19,979,111
Accounts payable to B&W reduced to repayment schedule for principal and interest, bearing interest at prime plus 1%. As restructured, interest is payable monthly with monthly installments of $250,000, including both principal and interest, commencing at the earliest, January 1, 2005.	7,899,647
Notes payable, collateralized by certain tobacco curing barns; payable in monthly installments of $105,720 through December 2003 and $86,500 through September 2004, including interest at 10.04%, with the remaining principal and interest payable in full in October 2004.	889,635
Convertible Debt, collateralized by inventory and receivables; payable in quarterly installments of interest at 8.0% beginning in June 2004 and quarterly payments of principal and interest beginning March 25, 2005.	9,000,000
Capital Lease Obligations	3,250,075

Less current maturities of long term debt and capital lease obligations	12,926,844

Notes payable and capital leases, less current maturities	$28,091,624

(A)	On April 25, 2001, the Company renegotiated the notes payable to provide for maturities beginning in January 2005, and subsequently, in December 2002, amended the beginning payment date to January 2006. There are provisions in the hard tobacco agreement and other agreements for reductions in the indebtedness through the application of royalties paid by B&W against such indebtedness. Also, the hard tobacco agreement provides for a 50% reduction of debt if B&W conducts a successful test market of a hard tobacco product and a 100% reduction of debt if B&W subsequently markets a hard tobacco product in 15 states.

The annual maturities of notes payable and capital leases, without regard to potential royalty or forgiveness reductions, are as follows:

Twelve months ending September 30,
2005	$12,926,844
2006	6,963,019
2007	5,649,647
2008	3,000,000
2009	3,000,000
Thereafter	9,478,958

$41,018,468

7.	Income tax (benefit) expense consists of the following:

	Nine months ending September 30,
	2004	2003
Current	$(1,419,800)	$
Deferred	(402,000)		(8,595,000)

	$(1,821,800)		$(8,595,000)

8.	Litigation:

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

On August 17, 2004, the Company was informed that the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis and that a pre-trial conference would be held on September 1, 2004. Following the conference, on September 3, 2004, Judge Garbis issued a “First Procedural Order”. In that Order, Judge Garbis set a firm trial date for the patent infringement lawsuit to begin on Monday, January 24, 2005. The procedural order also established interim dates for the filing of various pretrial motions and other pretrial matters.

On July 30, 2004, RJR, Brown & Williamson Tobacco Corporation (“B&W”) and certain of their affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the former parent of B&W. RJR has recently taken the position that the new operating entity established as a result of this transaction has assumed all of the rights and obligations under the agreements previously entered into between Star and B&W. As a result, RJR has claimed that under the agreements Star is not in a position to continue its lawsuits against RJR. Star believes that both of these positions are without merit and is contesting those assertions vigorously.

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

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115. The Company applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, the Company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to the Company and that the sales and use tax assessment plus penalties and interest together now total approximately $988,000. The Company continues to challenge this assessment and has filed a request for reconsideration with the Commissioner of Taxation, and is prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue.

There is other minor litigation in the ordinary course of business which the Company is vigorously defending or pursuing.

9.	Commitments and Contingencies:

The Company has entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on behalf of the Company. It is estimated that at the time these litigation and related matters are concluded, which likely will not be before the end of the first quarter of 2005, the Company’s portion of these costs could be in excess of one million dollars. One-half of these costs advanced by counsel would be payable by the Company if it does not prevail in these litigation matters. However, given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. The Company has paid or accrued all existing obligations. Also, as part of its fee arrangements in certain of these matters, the Company has agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments the Company actually receives in the event that the litigation is resolved in favor of the Company in return for a cap on fee payments during the litigation.

The Financial Accounting Standards Board has issued an Exposure Draft, Share-Based Payment - an Amendment of FASB Statements No. 123 and 95, and is expected to issue a final Statement by December 31, 2004. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. We have previously adopted the fair-value-based method of accounting for share-based compensation arrangements and as such, the pronouncement will have no impact on the Company’s financial position or operating results.

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

During the third quarter of 2004, the Company raised $25.0 million through the sale of shares of common stock. As of September 30, 2004, the Company has a working capital surplus of approximately $2.9 million.

With the proceeds of the recent stock sale and the improving margins in the cigarette business, the Company anticipates that it will have sufficient funds to support its operations in the near term. However, absent the successful completion of its patent infringement litigation, a substantial improvement in revenues and/or royalties from its smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, it is expected that the Company will need to pursue additional sources of funds during the second half of 2005. However, there are significant limitations on the Company’s ability to raise new debt financing, including its agreements with Manchester Securities and B&W. The Company’s ability to raise future financings on terms acceptable to the Company will depend on a number of factors, including the performance of the Company’s stock price and its operational performance. Any equity financing will be dilutive to the Company’s existing shareholders.

The Company’s inability to improve its operations or to raise funds over the next 12-24 months could have a material adverse effect on its ability to meet its working capital needs and continue operations.

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

(2) the manufacturing, sales, marketing and development of very low-nitrosamine smokeless tobacco products that also carry enhanced warnings beyond those required by the Surgeon General, including Stonewall®dry snuff, ARIVA® compressed powdered tobacco cigalett® pieces, and STONEWALL Hard Snuff®. The Company also manufacturers very low-nitrosamine smokeless tobacco products for B&W which are currently in test market; and

(3) the manufacture and sale of four discount cigarette brands, SPORT®, MAINSTREET®, VEGAS® and G-SMOKE®, which have historically generated the vast majority of the Company’s revenues.

The Company has previously purchased very low-TSNA flue-cured tobacco, cured by farmers using the StarCured® tobacco curing process, and resold this leaf tobacco to B&W. The Company has suspended these purchases and sales through at least the end of 2004.

Star Scientific’s long-term focus continues to be the research, development and sale of products, particularly very low-TSNA smokeless tobacco products, that expose adult tobacco users to lower levels of toxins. The Company’s overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. The Company fully accepts the evidence that links smoking tobacco with a variety of diseases and premature death and believes that it is highly unlikely that the health risks of smoked tobacco can be completely eliminated. Star believes it was the first company to state unequivocally that “there is no such thing as a safe cigarette”, and to affix to the back of the package of its first premium low-TSNA product, Advance®, a package “onsert” which contained not only scientifically verified comparative content data, but also additional health warnings. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other conventional tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, the Company believes that it has a corporate responsibility to continue its research and development efforts to manufacture tobacco products in the least hazardous manner possible, given available technology, particularly through the StarCured® tobacco curing process. While the Company has deferred certain research projects because of cost-cutting efforts necessitated by its lack of available working capital, it expects to renew those efforts after the completion of the trial in its patent infringement lawsuits which are scheduled to begin on January 24, 2005.

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

Over the last several years, the Company has expended significant effort and money on the development of its very low-TSNA tobacco and smokeless tobacco products, its patent infringement lawsuits against RJR, and sales of smokeless products. While product licensing royalties and smokeless tobacco sales were de minimis during 2003 and the first nine months of 2004, the Company will continue its development and sales of smokeless tobacco products and product licensing efforts. The Company continues to seek additional sales outlets for its smokeless products.

Prospects for Company Operations

Discount Cigarettes. Since 2000, the Company’s discount cigarette business has experienced a significant decline in sales, partly caused by intensified pricing competition from foreign manufacturers. In addition, a substantial portion of the Company’s gross profits on cigarette sales must be paid into escrow to meet the Company’s obligations under the MSA. ST’s cigarettes are sold through approximately 177 tobacco distributors throughout the United States, although the Company has sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas, where it does not incur escrow obligations under the MSA.

During the third quarter of 2004, the number of cigarettes sold as well as the price of cigarettes increased substantially compared with the third quarter of 2003. The termination of the proposed sale of the cigarette business to North Atlantic Trading Company, Inc. (“NATC”) in July 2003 resulted in a significant disruption of the Company’s cigarette business, particularly in Texas where a number of senior sales managers left the Company shortly after the termination of the NATC transaction was announced. Since the termination of the NATC purchase agreement, the Company has taken a number of steps to address these negative trends, including the implementation of a promotional program at the retail level and a separate wholesale pricing promotion, which were terminated in June 2004, as well as the successful restructuring of the senior sales management team in Texas. The Company has also sought to offset lower sales by manufacturing its cigarettes at its own facility and using less expensive tobacco and filters in its discount cigarettes.

While the Company’s shipments of cigarettes increased compared to the third quarter of 2003, cigarette sales and associated gross profits have continued to generally trend downward over the last several years, particularly when consideration is given to the Company’s MSA escrow requirements. Increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have also impacted on the sales of discount cigarettes. Moreover, there continues to be significant competition in the non-MSA states and pressures on the cigarette industry in general. As a result, while the increase in truckload sales and higher carton sales prices resulted in substantially increased cigarette revenues for the third quarter of 2004, the Company continued to operate at a loss for the quarter.

While the volume of cigarette sales has declined compared to the second quarter of 2004, gross margins have increased substantially compared to the third quarter of 2003 as well as compared to the second quarter of 2004. The Company’s gross margin was $4.6 million during the third quarter of 2004, versus $0.1 million in the third quarter of 2003 and $2.7 million in the second quarter of 2004. This was primarily due to achieving a higher price per carton of $7.56 during the third quarter of 2004, versus $7.00 per carton during the third quarter of 2003 and $6.68 per carton during the second quarter of 2004.

In the third quarter of 2004, the Company shipped 63.9 truckloads of cigarettes. This compares to 51.6 truckloads in the third quarter of 2003 and 66.5 truckloads in the second quarter of 2004. The truckload sales continue to reflect pricing competition in the non-MSA states and pressures on the cigarette industry in general. The increase in truckload sales and higher carton sales prices resulted in substantially increased cigarette revenues for the third quarter of 2004 compared to the third quarter of 2003. Additionally, over the past year the Company has been reducing its cost-of-goods sold. Further, the Company reduced its retail and wholesale promotional discounts in the second quarter of 2004. As prices firmed up in the latter half of the second quarter of 2004, the gross profit per month increased correspondingly. Gross profits were $534,540 in April, $941,419 in May and $1,178,897 in June, and during the third quarter of 2004, totaled $4.6 million.

Notwithstanding the increased pricing pressures in the discount cigarette business, the Company will continue to focus its principal efforts on the sale of discount cigarettes in the four non-MSA states for the foreseeable future. At the same time, the Company will continue to evaluate the prospects for its cigarette business in general and, in particular, sales in MSA states given the additional regulatory and MSA burdens of operating in those states.

Smokeless Tobacco. Sales of Star’s smokeless products continue to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at breakeven levels. STONEWALL Hard Snuff® now represents a majority of Star’s hard tobacco sales. The Company continues to seek to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the continued development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. The Company’s marketing of its smokeless products has been curtailed due to its working capital constraints, and the Company does not expect to increase its efforts to broadly market smokeless products in the near term.

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

Pursuant to the Hard Tobacco Agreement entered into with B&W in April 2001, B&W will forgive one-half of Star’s then-outstanding indebtedness to B&W if B&W determines that its test market of a hard tobacco products is successful, and all of the remaining debt if and when it introduces a hard tobacco product into distribution in retail locations in 15 states. On December 15, 2003, B&W began to test market in Louisville, Kentucky a hard tobacco product named Interval® which the Company manufactured at its facility in Chase City, Virginia. While B&W has not ordered further amounts of Interval®, it indicated its intent to initiate a further large-scale test market of a similar dissolvable low-TSNA smokeless tobacco product and product for that test market was shipped to B&W by Star this summer. However, there can be no assurances that B&W’s test market will be deemed successful or extended into additional states. The Company has had de minimis revenues from royalties on the sale of smokeless tobacco products by B&W.

In the second quarter of 2004, Star entered into an agreement with another tobacco manufacturer for the licensing of low-TSNA hard tobacco. Under that agreement, the manufacturer has conducted an initial assessment of a hard tobacco product and the agreement anticipates that this will be followed up with a subsequent test market. The Company does not anticipate receiving any royalties under that agreement for the foreseeable future. To enable Star to pursue this agreement, and potentially other licensing of hard tobacco products, B&W agreed to waive its ten-year right to be the exclusive purchaser of hard tobacco from Star (subject to Star’s own rights) in return for concessions on the April 21, 2001 Hard Tobacco Agreement and a 3-month extension of the date on which it would begin once again to pay royalties under the April 25, 2001 Other Low-TSNA Tobacco Royalty Agreement, once a royalty rate is established with one of the other three largest tobacco manufacturers.

Impact of the MSA. The Company continues to experience negative cash flow from operations, particularly when its significant escrow obligations arising under the MSA are taken into account. The Company has deposited into escrow a net amount of approximately $33.3 million for sales of cigarettes in MSA states during the period 1999-2003, including approximately $6.2 million which the Company initially deposited into these accounts in April 2004 based on 2003 sales and made net deposits of $46,679 during the third quarter of 2004 pursuant to quarterly payments now required for 2004 sales in certain MSA states. To minimize the impact of these MSA obligations on the Company’s liquidity, the Company has attempted to focus its cigarette sales primarily in the four non-MSA states where it is not required to make deposits into escrow and has enhanced its efforts to prevent its cigarettes intended for the non-MSA states from being diverted into MSA states. However, as described in “Liquidity and Capital Resources” below, in the near term the Company will continue to be required to make substantial MSA escrow deposits. Given the Company’s focus on sales in the non-MSA states, its comparable cigarette volume to date in 2004, and the fact that the per carton obligation in 2004 is comparable to 2003, it is anticipated that the escrow obligations for 2004 sales would be somewhat less than the $6.2 million paid in April 2004.

Recent State Legislation Impacting Sales of Discount Cigarettes

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

In Florida and Mississippi, two of the other non-MSA states, bills were introduced in the 2004 legislative sessions that would have imposed an additional user fee on non-participating manufacturers at a rate of $0.50 and $0.40 per pack, respectively, on cigarettes sold by companies that have not entered into separate settlement agreements with those states. Neither Florida nor Mississippi enacted such legislation during their respective 2004 legislative sessions, which have concluded. In Texas, a special thirty-day session of the legislature was convened in April to address deficits in statewide school funding. One proposal that has been offered as part of a funding formula is a $0.50 per-pack fee on cigarettes sold by manufacturers that had not previously settled with Texas. The special session was concluded without any resolution of the funding dispute, and the matter was then considered in a series of meetings by working groups of state legislators. It is unclear whether a further special session will be convened to address these issues. The next regular legislative session will be convened in January 2005.

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

On June 28, 2004, regulations went into effect in New York requiring that cigarettes sold in that state meet certain fire safety standards. The Company decided it would not be economically feasible to develop a separate type of cigarette for sale in New York and has not attempted to become certified under the new regulations. As a result, the Company is not now selling cigarettes in New York State and does not anticipate having sales of cigarettes in New York State in the future. Bills relating to fire safety standards have been introduced in several other states and in Congress. The Company will monitor these legislative initiatives as they move forward and reassess its position on this issue as appropriate.

During the past two years, bills have been introduced in both the House of Representatives and the Senate that would effect a buyout of the federal tobacco quota system. The buyout would end the federal price-support program in existence since the Depression, under which the government gave farmers “quotas” that essentially granted the right to grow tobacco. Each year, the Department of Agriculture has set the amount of tobacco that growers could bring to annual markets.

An amendment was attached to the FSC/ETI comprehensive tax bill in September with a provision to end the federal tobacco program. A conference committee of members of both houses of Congress met and issued a report during the last days of the Congressional session that provided for a $10 billion buyout of the tobacco quota system. Both the House and the Senate voted to pass the FSC/ETI bill with the tobacco buyout amendment, and President Bush signed the legislation on October 22. The buyout will be paid for by all tobacco manufacturers over a ten-year period based on each company’s percentage of sales and manufacturers are likely to raise cigarette prices to fund those payments. The apportionment of responsibility for payments to quota holders will be 96% to cigarette manufacturers, and the remaining 4% will be divided among other tobacco product manufacturers, based on market share.

The Department of Agriculture will be responsible for structuring the payment program to tobacco growers, but it is likely to take up to a year to establish that framework. One cigarette manufacturer has announced its intent to increase the price of its cigarettes to compensate for tobacco buyout payments, and it is likely that other companies may make the same decision as the effect of those payments are calculated. However, it is not possible for the Company to predict at this time the exact financial impact, if any, the future payment structure will have on Star. Further, it is likely to take more than one year to assess the affect the buyout may have on tobacco cultivation and sales, although the elimination of price supports and limits on tobacco cultivation is expected to result in lower prices for tobacco leaf.

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

On August 17, 2004, the Company was informed that the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis and that a pre-trial conference would be held on September 1, 2004. Following the conference, on September 3, 2004, Judge Garbis issued a “First Procedural Order”. In that Order, Judge Garbis set a firm trial date for the patent infringement lawsuits to begin on Monday, January 24, 2005. The procedural order also established interim dates for the filing of various pretrial motions and other pretrial matters.

RJR has recently taken the position that the new operating entity established as a result of the business combination described below has assumed all of the rights and obligations under the agreements between Star and B&W. As a result, RJR has claimed that under the agreements Star is not in a position to continue its lawsuits against RJR. Star believes that both of these positions are without merit and is contesting those assertions vigorously.

The lawsuit against RJR is consistent with Star Scientific’s announced policy of protecting the intellectual property to which it is the exclusive licensee under its license arrangement with Regent Court Technologies.

Merger of B&W and RJR

B&W and certain of her affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the former parent of B&W. We have a variety of agreements with B&W. Given our pending patent infringement lawsuits against RJR, it is difficult to evaluate the precise impact which the transaction between B&W and RJR will have on Star and its operations. However, the fact that B&W and RJR have combined their operations could have a negative impact on the range of existing agreements which Star has entered into with B&W, including future royalties under its agreements relating to the Advance® low-TSNA cigarette, hard tobacco products, potential royalties on B&W’s purchase of StarCured® tobacco and other low-TSNA tobacco, and the forgiveness of one-half of the then-outstanding indebtedness to B&W if B&W declares as successful the test marketing of a hard tobacco product and the remainder once B&W distributes a hard tobacco product in 15 states. For instance, as described above, RJR has recently asserted that the agreements with B&W were transferred to RJR as part of the business combination. While the Company believes this claim is without merit, it is not clear what impact, if any, this assertion will have on these agreements.

In recent years, B&W has granted the Company a number of concessions under our agreements, including deferred interest and principal payments, consenting to our incurrence of additional indebtedness and agreeing to modify the Hard Tobacco Agreement to allow us to pursue similar licensing arrangements with third parties. B&W’s failure to grant similar concessions in the future could have a number of adverse consequences, including restricting the pursuit of business opportunities with B&W or third parties, limiting the Company’s ability to raise funds through debt financing and requiring payment of our obligations to B&W.

Results of Operations

The Company’s unaudited condensed consolidated results for the periods ended September 30, 2004 and 2003 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$16,642,139	10,939,840	$49,242,968	55,506,040
Cost of goods sold	3,471,287	3,943,548	11,857,968	14,717,066
Federal excise tax	8,557,656	6,857,788	27,212,245	27,020,349

Gross profit	4,613,196	138,488	10,172,755	13,768,625

Total operating expenses	9,099,797	8,448,695	22,037,524	23,210,740

Operating loss	(4,486,601)	(8,310,207)	(11,864,769)	(9,442,115)

Net loss	$(4,956,113)	(7,163,628)	$(11,778,134)	(13,966,613)

Basic Loss per common share	$(.08)	(.12)	$(.19)	(.23)
Weighted average shares outstanding	61,686,600	59,719,480	60,745,125	59,719,480

Third Quarter 2004 Compared with Third Quarter 2003

Net Sales. During the third quarter of 2004, the Company’s cigarette sales increased approximately $5.7 million or 52.3% to $16.7 million from $10.9 million for the third quarter of 2003, due primarily to higher volume and a higher sales price. The number of cigarettes sold increased despite the Company’s efforts to continue to operate in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota. The Company sold approximately 442 million cigarettes during the third quarter of 2004, compared with sales of approximately 357 million cigarettes during the third quarter of 2003, representing an increase of approximately 23.8%. In the third quarter of 2003, sales were adversely affected by the termination of the proposed sale of the cigarette business to North Atlantic Trading Company (NATC). The average sales price per carton increased approximately 8.0% from approximately $7.00 per carton during the third quarter of 2003 to $7.56 per carton during the third quarter of 2004. This sales price also reflects favorably with the second quarter 2004 sales price of $6.68 per carton. Prices increased due to the effect of focusing on retail and wholesale service, rather than promotions to combat competitive pricing pressures. The Company in the second quarter of 2004 discontinued its promotional discounts and did not incur those costs during the third quarter. Further, the Company sold approximately 442 million cigarettes during the third qtuarter of 2004, compared with sales of approximately 357 million cigarettes during the third quarter of 2003, representing an increase of approximately 23.8%.

Cigarette shipments in the third quarter of 2004 totaled 63.9 truckloads. This compares to 51.6 truckloads in the third quarter of 2003 and 66.5 truckloads in the second quarter of 2004. Gross margin increased to $4.6 million during the third quarter of 2004, versus $0.1 million in the third quarter of 2003 and $2.7 million in the second quarter of 2004. This was primarily due to achieving higher pricing at an average carton price of $7.56 during the third quarter of 2004, versus $7.00 per carton during the third quarter of 2003 and $6.88 per carton during the second quarter of 2004.

While the Company’s shipments of cigarettes increased compared to the third quarter of 2003, cigarette sales and associated gross profits have continued to generally trend downward over the last several years, particularly when consideration is given to the Company’s MSA escrow requirements. Increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have also impacted on the sales of discount cigarettes. Moreover, there continues to be significant competition in the non-MSA states and pressures on the cigarette industry in general. As a result, while the increase in truckload sales and higher carton sales prices resulted in substantially increased cigarette revenues for the third quarter of 2004, the Company continued to operate at a loss for the quarter.

During the third quarter of 2004, Star continued to market two very low-TSNA smokeless tobacco products – ARIVA® and STONEWALL Hard Snuff®. The sales of smokeless products has decreased from the third quarter of 2003 by 0.4%. The sales of smokeless tobacco products continues to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at breakeven levels. For the third quarter of 2004, the sale of smokeless products totaled $70,021.

Sales of STONEWALL Hard Snuff® decreased by 7% during the third quarter of 2004 as compared to the third quarter of 2003, when Stonewall Hard Snuff® was first introduced into the market. By the beginning of the second quarter of 2004, STONEWALL Hard Snuff® had been introduced into approximately 7,000 locations and that number has remained fairly constant since that time. STONEWALL Hard Snuff® now represents a majority of Star’s hard tobacco sales.

The Company’s net sales of ARIVA® continued to be de minimis in the third quarter. Acceptance of ARIVA® as an alternative to cigarettes has continued to be adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which has appeared in various newspapers and FDA filings; (4) ARIVA® requires smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop name brand recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users. Sales of STONEWALL Hard Snuff® and ARIVA® have continued to be impacted by the Company’s working capital constraints which have limited its expenditures for marketing and product placement.

Beginning in 2002, ARIVA® was broadly distributed in retail outlets throughout the United States. Based on the continued, de minimis sales of ARIVA® and the passage of time from the initial placement of the product, management believes the number of locations actively selling ARIVA® as of the end of the third quarter of 2004 continues to be less than 5,000 stores.

During the first nine months of 2004, as during the third quarter of 2003, the Company earned de minimis royalties paid by B&W on sales of its ADVANCE® low-TSNA cigarette, which B&W has been test marketing in Indianapolis, Indiana. In June 2004, B&W expanded its test market of ADVANCE® to include Phoenix, Arizona.

In the third quarter of 2004, there were no royalties paid by B&W on purchases of smokeless hard tobacco. B&W began test marketing Interval® in Louisville, Kentucky in December 2003 and purchased sufficient product for that test market in the first quarter of 2004. In the second quarter, B&W purchased additional hard tobacco for a further large scale test market of another hard tobacco product and that product was shipped to B&W during the summer.

Gross Profits. Gross profit increased approximately $4.5 million in the third quarter of 2004 to $4.6 million from $0.1 million in the third quarter of 2003. The increase was due primarily to the higher sales price and higher volume for the Company’s cigarette products, as well as by the Company’s reduction in cost of goods sold. The Federal excise taxes have remained constant at $3.90 per carton for both periods. Thus, the increase in sales price has a larger impact on gross profit because the fixed costs of Federal excise taxes are based on volume and not sales price.

For discount cigarette sales during the third quarter of 2004, the Company reduced its cost-of-goods sold by approximately 24.2%, to approximately $1.55 per carton, compared with an average cost of $2.04 per carton during the third quarter of 2003.

Consistent with the practice over the last few quarters, during the third quarter of 2004, excess production costs for the Company’s ARIVA® and STONEWALL Hard Snuff® manufacturing lines were recognized as general and administrative expenses as reflected below. Due to the underutilization of the packaging equipment for smokeless products, the Company’s gross profit for smokeless products was zero during both periods when sales were netted against the cost of manufacturing.

Total Operating Expenses. Total operating expenses increased to $9.1 million for the third quarter of 2004 from $8.4 million for the third quarter of 2003. Marketing and distribution expenses, as well as research and development costs have remained approximately the same in both periods. General and administrative costs have risen by approximately $0.1 million, and depreciation costs have risen by approximately $0.6 million.

Marketing and Distribution Expenses. Marketing and distribution expenses totaled $2.3 million for the third quarter of 2004, approximately the same as the comparable 2003 period expense of $2.3 million. This was achieved despite higher shipping costs primarily due to increases in fuel costs and higher commissions paid.

General and Administrative Expenses. General and administrative expenses totaled $4.8 million for the third quarter of 2004, an increase of $0.1 million compared with $4.7 million for the third quarter of 2003. This increase was due, in part, to the one-time non-cash charge of $0.9 million for the issuance of 450,000 options to the Company’s independent Board members, and $0.2 million non-cash cost for the reduction of the strike price of the Manchester warrants from $4.76 to $4.00 in return for the elimination of the redemption right with respect to Manchester’s convertible debenture. There was also an under-utilization cost of $0.1 million for the packaging equipment for smokeless tobacco products. The Company wrote off $0.8 million in smokeless tobacco inventory in 2003. Legal costs were approximately $1.4 million during the 3rd quarter of 2004 compared with $0.7 million during the third quarter of 2003 due to additional accruals in 2004 relating primarily to the RJR litigation. The Company anticipates increases in its general and administrative costs in excess of $1 million in connection with the upcoming trial of its patent infringement litigation which is scheduled to begin in January 2005.

Depreciation. Depreciation Expenses totaled $2.0 million during the third quarter of 2004 compared with $1.4 million during the third quarter of 2003.

Research and Development Expenses. There were no research and development costs in the third quarter of 2004 compared to de minimis costs of approximately $36,000 during the third quarter of 2003. During the third quarter of 2003, research and development costs were connected principally to scientific studies related to low-TSNA products, and the Company’s development of a spit-free® STONEWALL Hard Snuff® tobacco product for smokeless tobacco users. Consistent with its efforts to cut costs, the Company deferred certain research projects in the last half of 2003 and the first nine months of 2004. The Company expects to maintain its spending on research during the remainder of 2004 at a de minimus level, while it continues to concentrate on the preparation for the January 2005 trial of its patent infringement litigation. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred necessitated by its lack of available working capital, the Company is continuing to design several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. These studies are conducted by independent laboratories and universities.

Interest Expense. The Company had interest expense of $617,111 and interest income of $102,784, for a net interest expense of $514,327 in the third quarter of 2004. This compares to interest expense of $442,840 and interest income of $72,695 for a net interest expense of $350,145 in the third quarter of 2003. The higher interest expense in the third quarter of 2004 resulted primarily from interest charges on the $4.5 million borrowed from the Company’s CEO, interest on the Manchester Securities debenture and interest on the B&W restructured account payable. This interest expense was partially offset by interest income generated by the Company’s MSA escrow fund; however, the escrow fund interest rates are very low due to the conservative investment options permitted by the escrow agreements. The Company receives for its own account the current interest on the amounts in escrow, but this interest income is not sufficient to offset the Company’s cost of capital.

Income Tax Benefit. The Company had no income tax benefit for the third quarter of 2004 as compared to an income tax benefit of $3.9 million for the third quarter of 2003. The tax benefits in 2003 was attributable to the loss experienced that year. In 2004, there was no tax benefit due to a valuation allowance.

Net Loss. The Company had a net loss of $5.0 million for third quarter 2004 compared with a net loss of $7.2 million reported in the comparable 2003 period. The net loss in 2004 primarily reflects the impact of higher general and administrative expenses, offset by higher margins on increased cigarette sales, as well as higher interest expenses and no tax benefit due to the valuation allowance. In 2003, $4.4 million of the loss reported in the third quarter related to the Company’s contractual settlement with B&W in connection with disposing of its tobacco inventory which was partially offset by $2.0 million of income from the termination of the NATC transaction.

In the third quarter 2004, the Company had a basic and diluted loss per share of $(.08) compared to a basic and diluted loss per share of $(0.12) in the same period in 2003.

First Nine Months of 2004 Compared with First Nine Months of 2003

Net Sales. During the first nine months of 2004, the Company’s cigarette sales decreased approximately $6.3 million or 12.7% to $49.2 million from $55.5 million for the first nine months of 2003, due primarily to a lower sales price in 2004. The Company sold approximately 1.4 billion cigarettes during the first nine months of both 2003 and 2004. While unit sales for the nine months remained approximately the same, the average price charged by the Company for its cigarettes decreased from approximately $7.74 per carton during the first nine months of 2003 to $6.97 during the first nine months of 2004. A reversal in the downward pricing occurred in the third quarter of 2004 and the average carton price was $7.56.

During the first nine months of both 2003 and 2004, the Company’s net sales for ARIVA® were comparable. Sales of STONEWALL Hard Snuff® began in the last half of 2003. By the beginning of the second quarter of 2004, STONEWALL Hard Snuff® had been introduced into approximately 7,000 locations and that number has remained fairly constant since that time.

Beginning in 2002, ARIVA® was broadly distributed in retail outlets throughout the United States. Based on the continued de minimis sales of ARIVA® and the passage of time from the initial placement of the product, management believes the number of locations actively carrying ARIVA® as of the end of the third quarter of 2004 continues to be less than 5,000 stores.

During the first nine months of 2004, as during the first nine months of 2003, the Company earned de minimis royalties paid by B&W on sales of its ADVANCE® low-TSNA cigarette, which B&W has been test marketing in Indianapolis, Indiana. In June 2004, B&W expanded its test market of ADVANCE® to include Phoenix, Arizona.

B&W began test marketing Interval® in Louisville, Kentucky in December 2003 and purchased sufficient product for that test market in the first quarter of 2004. In the second quarter, B&W purchased additional hard tobacco for a further large scale test market of another hard tobacco product and that product was shipped to B&W during the summer.

Gross Profits. Gross profit decreased approximately $3.6 million or approximately 35.3% in the first nine months of 2004 to $10.2 million from $13.8 million in the first nine months of 2003. The decline was due primarily to the lower sales price for the

Company’s cigarette products while selling approximately 1.4 billion cigarettes during both the first nine months of 2004 and the first nine months of 2003.

For discount cigarette sales during the first nine months of 2004, the Company reduced its average cost-of-goods sold by approximately 22.5%, to a blended average of approximately $1.55 per carton, compared with a blended average cost of $2.00 per carton during the first nine months of 2003. However, this reduction was offset by the fact that, principally due to competitive pressures and retail promotions that continued into early June 2004, the average sales price per carton decreased approximately 10.0% from approximately $7.74 per carton during the first nine months of 2003 to $6.97 per carton during the first nine months of 2004. Federal excise tax remained at $3.90 per carton during both 2003 and 2004. Thus, the decrease in prices has a larger impact on gross profit because the fixed costs of Federal excise taxes results in a much lower margin for cigarette sales.

Consistent with the practice over the last few quarters, during the first nine months of 2004, excess production costs for the Company’s ARIVA® and STONEWALL Hard Snuff® manufacturing lines were recognized as general and administrative expenses as reflected below. Due to the under-utilization of the packaging equipment for smokeless products, the Company’s gross profit for smokeless products was zero during both periods.

Total Operating Expenses. Total operating expenses decreased to $22.0 million for the first nine months of 2004 from $23.2 million for the first nine months of 2003. Depreciation costs rose by approximately $1.1 million, primarily due to a one-time adjustment of approximately $0.5 million in the useful life of certain fixed assets in Chase City and Chester, VA during the first quarter of 2004 and an increase of $0.6 million in the third quarter of 2004. General and Administrative costs decreased by approximately $1.2 million, research and development costs decreased by approximately $0.6 million and marketing and distribution costs decreased by approximately $0.3 million.

Marketing and Distribution Expenses. Marketing and distribution expenses totaled $7.3 million for the first nine months of 2004, a decrease of $0.3 million over the comparable 2003 period expense of $7.6 million. This decrease was caused by approximately $0.4 million of higher ARIVA® sampling and event promotion costs and approximately $0.2 million of higher commissions paid during the first nine months of 2003. Offsetting these decreases was an approximate increase of $0.1 million in shipping costs primarily due to increases in fuel costs.

General and Administrative Expenses. General and administrative expenses totaled $12.0 million for the first nine months of 2004, a decrease of $1.2 million compared to the first nine months of 2003. During the third quarter of 2004, there was a one-time charge of $0.9 million for the award of 450,000 options to the Company’s independent Board members, and a charge for the under-utilization cost of $0.2 million for the packaging equipment for smokeless tobacco products which were offset by lower aircraft expenses ($0.7 million in the first nine months of 2003 versus $0.2 million in the first nine months of 2004), and administrative salaries were down $0.3 million. The Company wrote off $0.8 million in smokeless tobacco products inventory in 2003. As the trial date for the patent infringement suit approaches on January 24, 2005, the Company anticipates that the additional cash requirements for legal costs related to the trial will be in excess of $1 million.

Depreciation. Depreciation totaled $2.8 million for the first nine months of 2004, compared with $1.7 million in the first nine months of 2003. This increase was due to a one-time adjustment of approximately $0.5 million in the useful life of certain fixed assets at the Chase City and Chester, Virginia locations during the first quarter of 2004 and an increase of $0.6 million in the third quarter of 2004.

Research and Development Expenses. There were de minimis research and development costs in the first nine months of 2004 and $0.7 million during the first nine months of 2003. During 2003, research and development costs were connected principally to scientific studies related to low-TSNA products, and the Company’s development of a spit-free® STONEWALL Hard Snuff® tobacco product for smokeless tobacco users. Consistent with its efforts to cut costs, the Company deferred certain research projects in the last half of 2003 and the first nine months of 2004. The Company expects to maintain its spending on research during the fourth quarter of 2004 at a de minimis level, while it continues to concentrate on the preparation for the January 2005 trial of its patent infringement litigation. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred necessitated by its lack of available working capital, the Company is continuing to design several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. These studies are conducted by independent laboratories and universities.

Interest Expense. The Company had interest expense of $1,971,616 and interest income of $201,409, for a net interest expense of $1,770,207 in the first nine months of 2004. This compares to interest expense of $1,092,425 and interest income of $162,078 for a net interest expense of $930,347 in the first nine months of 2003. The higher interest expense in the first nine months of 2004 resulted primarily from interest charges on the $4.5 million borrowed from the Company’s CEO, interest on the Manchester Securities debenture and interest on the B&W restructured account payable. This interest expense was partially offset by interest income generated by the Company’s MSA Escrow Fund; however, the escrow fund interest rates are very low due to the conservative investment options permitted by the escrow agreements. The Company receives for its own account the current interest on the amounts in escrow, but this interest income is not sufficient to offset the Company’s cost of capital.

Income Tax Benefit. The Company had an income tax benefit of $1.8 million for the first nine months of 2004 as compared to an income tax benefit of $8.6 million for the first nine months of 2003. The tax benefits are directly attributable to the losses experienced in both periods; however, in 2004 the tax benefits were reduced due to a valuation allowance.

Net Loss. The Company had a net loss of $11.8 million for the first nine months of 2004 compared with a net loss of $14.0 million reported in the comparable 2003 period. The net loss in 2004 primarily reflects the impact of lower margins on cigarette sales, certain higher overhead expenses, as well as higher interest expenses and the impact of the reduced tax benefit due to the valuation allowance. In 2003, a significant portion of the loss reported to the first nine months of the year related to the Company’s comprehensive settlement with all of the MSA states and the payment of part of its escrow fund to B&W in connection with the settlement.

In the first nine months of 2004, the Company had a basic and diluted loss per share of $(.19) compared to a basic and diluted loss per share of $(0.23) in the same period in 2003.

Liquidity and Capital Resources

Overview

During the third quarter of 2004, the Company raised $25.0 million through the sale of common shares. As of September 30, 2004, the Company has a working capital surplus of approximately $2.9 million. Future cash needs over the near term include:

•	funding of current operations in light of continued operating losses;

•	litigation costs, which are expected to increase as the Company approaches trial in the RJR case which is scheduled to begin on January 24, 2005;

•	monthly payments of approximately $36,000 to B&W for interest on restructured accounts payable, increasing to combined principal and interest payments of $250,000 per month beginning in January 2005, subject to provisions for delayed principal repayment in the event of a successful test market by B&W of its hard tobacco product;

•	quarterly interest payments of $180,000, next due on December 25, 2004, payable on the $9 million convertible debenture issued to Manchester Securities in March 2004, as well as, beginning on March 25, 2005, quarterly principal payments of 25% of the outstanding principal amount of the debenture;

•	monthly operating lease payments of approximately $200,000; and

•	the Company’s annual deposits into its MSA escrow accounts for 2004 sales due in April 2005. For 2003 sales, the Company’s MSA escrow obligation was approximately $6.2 million. Given the expected level of sales in 2004 and continued emphasis on sales in the four non-MSA states, the Company anticipates the escrow obligation for 2004 sales would be less than this amount.

In addition, there exist certain contingencies which could require the Company to make significant cash payments, including:

•	the Company is challenging the Virginia Department of Taxation’s sale and use tax assessment of $988,564 with respect to the Company’s curing barns. An administrative proceeding relating to this challenge is not expected to be conclude in 2004; and

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

On October 28, 2004, the Company determined to repay the outstanding advance of $4.5 million to Mr. Williams, together with the accrued interest, in order to reduce the Company’s borrowing costs. Subsequently, the Company repaid the outstanding balance to Mr. Williams. Mr. Williams remains obligated under the Loan Agreement to make advances to the Company if required for the Company’s liquidity at any time prior to March 31, 2005, in an amount not to exceed $10 million.

With the proceeds of the recent stock sale and the improving margins in the cigarette business, the Company anticipates that it will have sufficient funds to support its operations in the near term. However, absent the successful completion of its patent infringement litigation, a substantial improvement in revenues and/or royalties from its smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, it is expected that the Company will need to pursue additional sources of funds during the second half of 2005. However, there are significant limitations on the Company’s ability to raise new debt financing, including its agreements with Manchester Securities and B&W. The Company’s ability to raise future financings on terms acceptable to the Company will depend on a number of factors, including the performance of the Company’s stock price and its operational performance. Any equity financing will be dilutive to the Company’s existing shareholders.

Summary of Balances and Recent Sources and Uses

As of September 30, 2004, the Company held approximately $18.7 million in cash and cash equivalents and $5.0 million of accounts receivable, compared to approximately $0 in cash and cash equivalents, and $5.6 million in accounts receivable, as of December 31, 2003.

Net Cash Provided By (Used In) Operating Activities. In the first nine months of 2004, $8.8 million of cash was used in operating activities. This compared to $8.7 million of cash generated by operating activities during the first nine months of 2003. This decrease in cash generated by operations during the first nine months of 2004 was primarily due to a decrease in the price per carton of cigarettes sold offset somewhat by a decrease in the cost of goods sold and receipt of income tax refunds aggregating approximately $1.3 million.

Net Cash Provided By (Used In) Financing Activities. During the first nine months of 2004, $33.3 million of cash was generated by financing activities versus $6.1 million of cash used for repayment of notes payable and capital leases in the same period in 2003. The funds generated during the first nine months of 2004 were from the $25 million sales of common shares during the third quarter, the $9 million convertible debenture financing, the $4.0 million in proceeds from common stock sold in a private placement and the $0.8 million of cash provided by the working capital loan from the Company’s CEO. During the first nine months of 2004, approximately $4.7 million of cash was used in the repayment of notes payable and capital leases.

Net Cash Provided by (Used In) Investing Activities. During the first nine months of 2004, $0.5 million of cash was generated by investing activities versus $0.8 million of cash generated by investment activities in the first nine months in 2003. The cash generated during 2003 was from the repayment of a note from an officer of the Company, while the cash generated during 2004 was due to the release of a portion of a deposit on an operating lease.

Net Cash Used in MSA Escrow Payments. During the first nine months of 2004, the Company deposited approximately $6.2 million for its 2003 escrow obligation for 2003 sales in MSA states plus additional net deposits of $46,679 for quarterly payments during the third quarter of 2004 versus a net amount of approximately $3.4 million following the MSA settlement in 2003. This lower amount deposited in 2003 was a direct result of the settlement agreement with the MSA states described herein.

Cash Demands on Operations

While the Company obtained $25.0 million in funding in August and September 2004, $9.0 million in March 2004 and $4.0 million in April 2004, it was required to deposit approximately $6.2 million into its MSA escrow accounts for 2003 sales in April 2004 and had a net loss of approximately $11.8 million for the first nine months of the year.

The Company continues to experience negative cash flow from operations. Sales of its discount cigarettes have declined in price but stabilized in volume during the first nine months of 2004 as compared to the first nine months of 2003. Recent trends during the third quarter of 2004 indicate that increased pricing is holding firm in the market. Sales of the Company’s smokeless products as well as royalty income continue to be de minimis. The Company has in the past and continues to spend a significant amount of money in connection with the development and protection of its intellectual property portfolio, principally in connection with its patent infringement litigation against RJR.

As of September 30, 2004, the Company had a working capital surplus of $2.9 million. The Company’s working capital surplus does not reflect its obligation to make MSA escrow deposits for 2004 sales, which it must make in April 2005. In addition, the Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation matters. Further, given anticipated levels of revenues and cash flows from operations, substantial capital will be needed for sales, marketing and promotion of ARIVA® and STONEWALL Hard Snuff®. While the Company has

already raised significant amounts of capital during 2004, it may need to raise additional funding from its CEO and principal shareholder, Jonnie R. Williams or outside sources in the future depending on the results of its operations and the outcome of its patent infringement litigation against RJR.

Contingent Liabilities and Cash Demands

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

Pursuant to the Hard Tobacco Agreement entered into with B&W in April 2001, B&W will forgive one-half of Star’s then-outstanding indebtedness to B&W if B&W determines that its test market of a hard tobacco products is successful, and all of the remaining debt if and when it introduces a hard tobacco product into distribution in retail locations in 15 states. On December 15, 2003, B&W began to test market in Louisville, Kentucky a hard tobacco product named Interval® which the Company manufactured at its facility in Chase City, Virginia. While B&W has not ordered further amounts of Interval®, it indicated its intent to initiate a further large-scale test market of a similar dissolvable low-TSNA smokeless tobacco product and product for that test market was shipped to B&W by Star this summer. However, there can be no assurances that B&W’s test market will be deemed successful or extended into additional states. The Company has had de minimis revenues from royalties on the sale of smokeless tobacco products by B&W. Forgiveness of debt would trigger a taxable event for the Company, and the Company would be required to pay that tax in cash, offset by any losses the Company might have for tax purposes.

In the second quarter of 2004, Star entered into an agreement with another tobacco manufacturer for the licensing of low-TSNA hard tobacco. Under that agreement, the manufacturer has conducted an initial assessment of a hard tobacco product and the agreement anticipates that this will be followed up with a subsequent test market. The Company does not anticipate receiving any royalties under that agreement for the foreseeable future. To enable Star to pursue this agreement, and potentially other licensing of hard tobacco products, B&W agreed to waive its ten-year right to be the exclusive purchaser of hard tobacco from Star (subject to Star’s own rights) in return for concessions on the April 21, 2001 Hard Tobacco Agreement and a 3-month extension of the date on which it would begin once again to pay royalties under the April 25, 2001 Other Low-TSNA Tobacco Royalty Agreement, once a royalty rate is established with one of the other three largest tobacco manufacturers.

Master Settlement Agreement. In April 2004, the Company deposited $6.2 million into its MSA escrow accounts for sales of cigarettes in MSA states in 2003. Star currently has approximately $33.3 million in escrow. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA. The MSA escrow deposit for 2004 sales is due on or before April 15, 2005, except for any quarterly payments that may be required under recent changes to the qualifying statutes in a number of MSA states. Given the Company’s focus on sales in the non-MSA states, its comparable cigarette volume to date in 2004, and the fact that the per carton obligation in 2004 is comparable to 2003, it is anticipated that the escrow obligations for 2004 sales would be somewhat less than the $6.2 million paid in April 2004 sales.

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

The Company is currently prosecuting patent infringement claims against RJR in a consolidated action in the United States District Court for the District of Maryland and in 2002 was successful in having a declaratory judgment action brought by Philip Morris dismissed on the basis that no actionable controversy existed between the companies. In the coming months, the Company anticipates increases in its general and administrative costs in connection with the continued prosecution of its patent infringement lawsuits. As the January 24, 2005 trial date for the patent infringement lawsuit approaches, the Company anticipates that the additional cash requirements related to the trial will be in excess of $1 million.

Changes in Operations. During the first nine months of 2004, the Company committed to additional cost savings measures. These included, initially, projected decreases of approximately $1 million in executive salaries in 2004, either through deferrals or reductions. Deferrals are expensed but not paid, and reductions are neither expensed nor paid. Additionally, during portions of 2004, use of an aircraft owned by Starwood Industries, Inc. (a company in which Jonnie R. Williams, Star’s CEO and largest shareholder, is a principal) was discontinued in an effort to reduce costs. After the close of the third quarter of 2004, deferrals of $694,423 were paid to the Executives, and their previous salaries were reinstated. During the third quarter, aircraft use was reinstated and $230,000 of aircraft expenses were charged to the Company for usage of the above mentioned aircraft. While the Company has continued to reduce certain of its operating costs and has increased its gross margin, the Company expects to continue to experience negative cash flows from operations for the year and intermediate future.

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

In a letter dated October 7, 2004, the Company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to the Company and that the sales and use tax assessment plus penalties and interest together now total approximately $988,000. The Company continues to challenge this assessment and has filed a request for reconsideration with the Commissioner of Taxation, and is prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue.

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

In late December 2003, the Company used funds advanced from Mr. Williams to pay down the then-outstanding balance of approximately $2.2 million under its $7.5 million line of credit from Guaranty Bank. This line of credit was terminated as of December 31, 2003 consistent with the letter agreement the Company and Guaranty Bank entered into on August 14, 2003. As of December 31, 2003, the Company had borrowings of $3.7 million outstanding from Mr. Williams. As of September 30, 2004, the advances to the Company were $4.5 million. Further, Mr. Williams has pledged to provide such funds as may be necessary to the Company to cover cash flow shortfalls in 2004 and through March 31, 2005.

The Company has entered into a loan agreement with Mr. Williams under which he has agreed to make funding available to the Company with the understanding that Mr. Williams could not make demand for principal or interest before March 31, 2005. The loan agreement provides that interest on the outstanding advances by Mr. Williams would be at a rate of 8% per annum on the outstanding balance. After March 31, 2005, subject to restrictions in any other lending documents, the outstanding balance will be repaid to Mr. Williams based on his determination of the Company’s ability to repay such advances. In connection with the transactions with Manchester Securities, Mr. Williams entered into a subordination agreement with Manchester Securities, subordinating his claims under the loan agreement to the rights of Manchester Securities under the debenture and related agreements.

On October 28, 2004, the Company determined to repay the outstanding advance of $4.5 million to Mr. Williams, together with the accrued interest, in order to reduce the Company’s borrowing costs. Subsequently, the Company repaid the outstanding balance to Mr. Williams. Mr. Williams remains obligated under the Loan Agreement to make advances to the Company if required for the Company’s liquidity at any time prior to March 31, 2005, in an amount not to exceed $10 million.

Convertible Debentures and Warrants

On March 25, 2004, the Company entered into a series of agreements with Manchester Securities. Under the agreements, Manchester Securities purchased from the Company a $9 million convertible 8% debenture due March 25, 2006 and warrants for 502,681 shares of the Company’s common stock. The proceeds from this transaction have been used for general corporate purposes, including funding of the Company’s MSA escrow obligations.

The Debenture is secured by ST’s inventory and receivables to the extent not subject to B&W’s prior security interests. Interest on the debenture is to be paid quarterly beginning in June 2004, and principal payments together with interest are to be made in four quarterly installments on each quarterly anniversary date of the debenture, beginning in March 2005. The debenture can be converted into Star’s common stock at a price of $3.73 per share, which represents the closing price of the Company’s common stock on the day preceding the date of the debenture. The warrants entitle Manchester Securities, at any time during the next five years, to acquire 502,681 shares of common stock at an exercise price of $4.00. In connection with the transaction, the Company and Manchester Securities also entered into a Securities Purchase Agreement, a Security Agreement and a Registration Rights Agreement. ST also executed the Security Agreement, as well as a Guaranty with respect to Star’s obligations under the debenture.

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

Manchester Securities may also require the Company to redeem the debenture for the original principal amount of $9 million plus all accrued but unpaid interest and any default payments owed under certain transaction documents related to the debenture if the Company’s recovery under a settlement or final judgment in the RJR litigation is less than $50 million.

Recent Raising of Capital

During the third quarter of 2004, the Company raised a total of $25.0 million from the sale of common shares pursuant to a shelf registration offering. The first sale occurred on August 31, 2004 for 1,510,000 common shares at a price of $4.50 per share for an aggregate issuance price of approximately $6.8 million. The second sale was completed on September 28, 2004 and included the sale of 3,640,000 shares of common stock at a price of $5.00 per share for an aggregate issuance price of $18.2 million. A portion of these funds were used to reduce accounts payable, which were decreased from approximately $5.3 million at the end of the second quarter of 2004 to $3.7 million at the end of the third quarter. The remainder of the proceeds from the sale of common shares will be used to fund current operations in light of continued operating losses, provide funding for litigation costs which are expected to increase as the Company approaches trial in the RJR case, for MSA escrow deposits, for working capital and for interest and principal payments on existing obligations. Additionally, the Company’s annual deposits into its MSA escrow accounts for 2004 sales will be due in April 2005.

New Financing Opportunities

Mr. Williams has pledged to provide the Company with such funds as it may require to fund its cash needs through March 2005. As of September 30, 2004, the Company had a working capital surplus of $2.9 million.

With the proceeds of the recent stock sale, the Company anticipates that it will have sufficient funds to support its operations in the near term. However, absent the successful completion of its patent infringement litigation, a substantial improvement in revenues and/or royalties from its smokeless tobacco products, or a further improvement of the sales of cigarettes, it is expected that the Company will need to pursue additional sources of funds during the second half of 2005. The Company’s ability to obtain additional funds through additional debt is subject to significant restrictions under the Manchester Securities agreements, including outright prohibitions on raising funds through additional secured debt or other debt that is not subordinated to the debenture. Also, other assets of the Company have already been pledged for existing borrowings, including the B&W loans and the Company’s leases and debt relating to its tobacco curing barns. Accordingly, if the Company required additional cash in the future, the focus on the potential for raising funds would be through the issuance of new common stock. The Company’s ability to raise equity financing on terms acceptable to the Company will depend on a number of factors, including the performance of the Company’s stock price in the coming months. The equity financing will be dilutive to the existing shareholders. In addition, if the Company elects to raise equity, Manchester Securities would have its conversion option reset to the extent the issuance price for the equity is below its present conversion price of $3.73 per share, further diluting shareholders.

Conclusion

The Company’s cigarette sales and associated gross profits have continued to decline, particularly when consideration is given to the Company’s MSA escrow requirements. Increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have also impacted on the sales of discount cigarettes. Further, there are significant impediments to generating significant revenues from royalties or sales of its smokeless tobacco products in the near future. Accordingly, depending on the success of its future operations, including its patent litigation against RJR and sales of smokeless tobacco products, the Company may need to raise funds to support its operations beyond the $25.0 million raised under the shelf registration in August and September 2004 which will support its activities for the near term. While Jonnie Williams, the CEO and largest stockholder, has pledged to fund the Company’s working capital needs through March 2005, the Company in the future may need to seek additional funds from sources other than Mr. Williams.

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

SEE ADDITIONAL DISCUSSION UNDER “FACTORS THAT MAY AFFECT FUTURE RESULTS” IN THE COMPANY’S REGISTRATION STATEMENT ON FORM S-3, AS AMENDED BY AMENDMENT NO. 1 TO FORM S-3 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 20, 2004, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR ADVISE UPON ANY SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

In order to comply with the requirements of the Sarbanes Oxley Act, the Company by the end of the third quarter established a telephone hotline for the reporting of accounting irregularities and updated and expanded its accounting policies and procedures to strengthen its internal controls.

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

On August 17, 2004, the Company was informed that the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis and that a pre-trial conference would be held on September 1, 2004. Following the conference, on September 3, 2004, Judge Garbis issued a “First Procedural Order”. In that Order, Judge Garbis set a firm trial date for the patent infringement lawsuit to begin on Monday, January 24, 2005. The procedural order also established interim dates for the filing of various pretrial motions and other pretrial matters.

On July 30, 2004, RJR, Brown & Williamson Tobacco Corporation (“B&W”) and certain of their affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the former parent of B&W. RJR has recently taken the position that the new operating entity established as a result of this transaction has assumed all of the rights and obligations under the agreements with B&W. As a result, RJR has claimed that under the agreements Star is not in a position to continue its lawsuits against RJR. Star believes that this position is without merit and is contesting this assertion vigorously.

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

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115. The Company applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, the Company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to the Company and that the sales and use tax assessment plus penalties and interest together now total approximately $988,000. The Company continues to challenge this assessment and has filed a request for reconsideration with the Commissioner of Taxation, and is prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

In the third quarter of 2003, Star granted its directors, officers, employees and consultants (the “Purchaser Class”) options to purchase Star’s Common Stock as described below. All options described below were granted under the Star Scientific, Inc. 2000 Equity Incentive Plan. On each of the dates set forth below, the options described were offered to one or more members of the Purchaser Class in a private offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

Date of Grant	Exercise Price (per share)	Options Granted
8/31/04	$4.95	450,000

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

Number	Description

3.1	Restated Certificate of Incorporation (1)

3.2	By-laws of the Company as Amended to Date (1)

10.1	Stock Purchase Agreement, dated September 25, 2004, by and among the Company and certain purchasers.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(2)	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. §1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Reports on Form 8-K

On August 18, 2004, the Company filed a Current Report on Form 8-K stating that the Company was informed that the patent infringement case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis and that a pretrial conference was scheduled to be held on September 1, 2004.

On August 31, 2004, the Company filed a Current Report on Form 8-K stating relating to the Company’s pending sale of 1,510,000 shares of Common Stock under the Registration Statement with an aggregate offering price of $6,795,000.

On September 2, 2004, the Company filed a Current Report on Form 8-K stating that the sale of 1,510,000 shares with an aggregate offering price of $6,795,000 had been completed.

On September 15, 2004, the Company filed a Current Report on Form 8-K relating to an Amendment Agreement with Manchester Securities (“Manchester”) that amended and restated the $9 million convertible 8% debenture due March 25, 2006 and a warrant for 502,681 shares of the Company’s common stock.

On September 27, 2004, the Company filed a Current Report on Form 8-K stating that the Company had entered into Agreements to sell 3,640,000 shares of Common Stock under the Registration Statement with an aggregate offering price of $18,200,000.

On September 29, 2004, the Company filed a Current Report on Form 8-K stating the sale of 3,640,000 shares with an aggregate offering price of $18,200,000 had been completed. This report also noted that between August 9, 2004 and September 29, 2004, Mr. Williams and David Dean, Vice President of Sales and Marketing, purchased an aggregate of 300,000 shares in private acquisitions from a third party. Additionally, the report detailed increases in Independent Director Compensation, provided an update on the Company’s patent infringement litigation, the combination between B&W and RJR and the potential impact of that combination on various agreements that the Company has with B&W.

On November 3, 2004, the Company filed a Current Report on Form 8-K noting the resignation of Christopher G. Miller as a Director of the Company. This registration was required in order to meet NASDAQ compliance rules that require a majority of the directors to be independent. Prior to Mr. Miller’s resignation, the number of independent and inside Directors were equal. Mr. Miller continues to serve as Chief Financial Officer of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

Date: November 9, 2004	/s/ CHRISTOPHER G. MILLER
Authorized Signatory and Chief Financial Officer