Form 10-K
period 2004-12-31
STAR SCIENTIFIC INC
filed 2005-03-16
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $.0001 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 30, 2004 is approximately $112,667,676. Shares of voting stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each class of common equity as of March 14, 2005: 73,170,758 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None

NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains certain forward-looking statements within the meaning of the Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company has tried, whenever possible, to identify these forward-looking statements using words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions. These statements reflect the Company’s current beliefs and are based upon information currently available to it. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the challenges inherent in new product development initiatives, particularly in the smokeless tobacco area, the uncertainties inherent in the progress of scientific research, the Company’s ability to raise the capital necessary to maintain its business, potential disputes concerning the Company’s intellectual property, risks associated with litigation regarding such intellectual property, potential delays in obtaining any necessary government approvals of the Company’s low-TSNA tobacco products, market acceptance of the Company’s new smokeless tobacco products, competition from companies with greater resources than the Company, the Company’s decision not to join the tobacco Master Settlement Agreement (“MSA”), the effect of state statutes adopted under the MSA and any subsequent modification of the MSA, and the Company’s dependence on key employees and on its strategic relationships with Brown & Williamson Tobacco Corporation (“B&W”) in light of B&W’s business combination with RJ Reynolds Tobacco Company, Inc. The impact of potential litigation, if initiated against or by individual states that have adopted the MSA, could be materially adverse to the Company.

See additional discussion under “Factors That May Affect Future Results” under Item 1 below, and other factors detailed from time to time in the Company’s other filings with the Securities and Exchange Commission, available at www.sec.gov. The Company undertakes no obligation to update or advise upon any such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

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

(2) the manufacturing, sales, marketing and development of very low-nitrosamine smokeless tobacco products that also carry enhanced warnings beyond those required by the Surgeon General, including ARIVA® compressed powdered tobacco cigalett® pieces, STONEWALL Hard Snuff® and Stonewall dry snuff; and

(3) the manufacture and sale of discount cigarettes.

Through its StarCured® tobacco curing program in the period 1999-2003, the Company purchased or arranged for the purchase of very low-TSNA flue-cured tobacco (cured by farmers using the StarCured® tobacco curing process), for resale to B&W. As described below in “Segments and Products — Leaf Tobacco”, the Company suspended these purchases and sales in 2004 and has notified its participating farmers that it will not purchase any tobacco from them in 2005.

Historically, the vast majority of the Company’s revenues have been generated through the sale of its discount cigarettes which are currently sold under the following brands: SPORT®, MAINSTREET® and G-SMOKE®. In 2004, in order to consolidate its brands, the Company phased out the VEGAS® brand. On February 18, 2003, the Company entered into an asset purchase agreement (the “Purchase Agreement”) to sell the assets of its cigarette division to North Atlantic Trading Company, Inc. (“NATC”). However, on July 15, 2003, the Company and NATC executed a termination agreement. Following the termination of the Purchase Agreement with NATC, ST has continued to manufacture and sell its discount cigarette brands, and the Company expects cigarette sales to be its most significant source of revenue for the foreseeable future, notwithstanding its long-term focus on low-TSNA smokeless tobacco products. ST’s cigarettes are sold through approximately 129 tobacco distributors throughout the United States, although the Company has sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas where it does not incur escrow obligations under the tobacco Master Settlement Agreement (“MSA”).

Star Scientific’s long-term focus continues to be the research, development and sale of products that expose adult tobacco users to lower levels of toxins. The Company’s overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. The Company fully accepts the evidence that links smoking tobacco with a variety of diseases and premature death and believes that it is highly unlikely that the health risks of smoked tobacco can be completely eliminated. Star believes it was the first company to state unequivocally that “there is no such thing as a safe cigarette”, and to affix to the back of the package of its first premium low-TSNA product, Advance®, a package “onsert” which contained not only scientifically verified comparative content data, but also additional health warnings. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other conventional tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, the Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products in the least hazardous manner possible, given available technology, particularly through the StarCured® tobacco curing process. (See “Research and Development” below.) However, the Company has deferred research projects due to its cost-cutting efforts in the last half of 2003 and 2004 and its current concentration of its resources and efforts on the trial of its patent infringement litigation against R.J. Reynolds Tobacco Company (“RJR”), the first phase of which was tried before the Court during the period January 31 to February 8, 2005. The extent of future research efforts will depend, in part, on the results of the RJR litigation.

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

Star is currently involved in a patent infringement lawsuit with RJR with respect to two of the patents to which it is the exclusive licenseee. This litigation is crucial for the Company with respect to its ability to expand the value of its patents and is currently the primary focus of the Company’s intellectual property efforts. See “Legal Proceedings” under Item 3 for more information on the RJR patent infringement action and see “Factors That May Affect Future Results” under Item 1 for further information on the importance of defending the Company’s intellectual property rights.

The Company believes it has the technology through its patent rights to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to the lowest possible levels and has demonstrated that its method for curing tobacco using the StarCured® tobacco curing process can be scaled up to meet broad commercial needs in the United States and abroad. Given the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens, the Company’s focus over the last five years has centered on the development and commercialization of very low-TSNA, non-fermented smokeless tobacco products that can be used as alternatives to cigarettes in situations where adult tobacco users either cannot or choose not to smoke. The Company expects that in the future its focus will continue to be on the development and sale of very low-TSNA non-fermented smokeless tobacco products, as well as on encouraging other tobacco manufacturers to sublicense the StarCured® tobacco curing technology to produce very low-TSNA tobacco (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below). The Company currently markets three very low-TSNA products: (1) ARIVA®, a compressed powdered tobacco “cigalett”; (2) STONEWALL Hard Snuff®, a non-fermented, spit-free™ “hard tobacco” product for moist snuff users and, (3) on a very limited basis, a dry snuff product under the name Stonewall. The tobacco in each of the Company’s smokeless products is 100% StarCured® very low-TSNA tobacco. Previously, the Company had manufactured a low-TSNA moist snuff (Stonewall® moist snuff). With the introduction of STONEWALL Hard Snuff®, the Company discontinued the manufacture of Stonewall® moist snuff. To date, these products have not generated significant revenues. The Company’s smokeless products, each of which includes 100% StarCured® very low-TSNA tobacco, are described in greater detail in “Segments and Products – Smokeless Tobacco”.

Star and B&W have, for a number of years, been party to multiple, substantial commercial relationships. These have included arrangements with respect to the financing of StarCured® tobacco curing barns, purchases of StarCured® tobacco by B&W, and licensing arrangements related to StarCured® tobacco, other low-TSNA tobacco, and very low-TSNA cigarettes and smokeless tobacco products. See discussion in “Relationship with B&W” below regarding the history of the Company’s contractual arrangements with B&W, and the recent combination of the operations of B&W and RJR.

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

In February 1998, ST completed a share exchange with Eye Technology, Inc., a publicly held OTC Bulletin Board company based in Minneapolis, Minnesota. Eye Technology was organized as a Delaware corporation in 1985. While Eye Technology became ST’s parent corporation, in effect control of Eye Technology shifted to the former stockholders of ST and the management of ST became the management of Eye Technology. By December 30, 1998, the assets and liabilities that comprised the pre-merger business of Eye Technology had been sold or liquidated, and the stockholders of Eye Technology voted to change its name to Star Scientific, Inc. Star’s primary corporate focus from that time forward has centered on the sales, marketing and development of tobacco products which expose adult tobacco users to lower levels of toxins and potentially may be proven to reduce risk.

Segments and Products

See Note 14 of the Company’s Consolidated Financial Statements for financial information about the Company’s segments.

Leaf Tobacco

In each of 2000, 2001 and 2002, Star processed and sold approximately 19 million pounds of very low-TSNA flue-cured tobacco that had been cured using the StarCured® tobacco curing process. Substantially all of these sales were made to B&W, pursuant to Star’s contractual arrangements with B&W described elsewhere in this report. These sales accounted for approximately 22.8%, 20.6% and 20.7% of the Company’s net sales in 2002, 2001 and 2000, respectively. The bulk of processed tobacco sales occurred in the third and fourth quarters of each year, resulting in higher revenues in those quarters.

Under a Letter Agreement with Star, dated August 14, 2003 (the “Letter Agreement”), B&W agreed to purchase 15 million pounds of tobacco directly from the Company’s StarCured® farmers in 2003. As part of the Letter Agreement, B&W received for its own benefit certain Star leaf inventories previously warehoused by B&W on the Company’s behalf. Star recognized a loss of $4.3 million associated with the leaf inventory transferred to B&W. B&W further agreed to extend the loan repayment schedule for StarCured® barns that it financed from 60 months to 96 months. The balance of the notes are now payable in equal consecutive monthly installments beginning December 31, 2005. This extension applied to both principal and interest. Under the Letter Agreement, B&W was relieved of its obligation to purchase tobacco from Star in the future. B&W did not purchase any tobacco from Star in 2004 and Star has not received any indication that it will purchase tobacco from Star or from Star’s participating StarCured® farmers in 2005.

On January 15, 2004, Star notified its StarCured® farmers that because B&W would not commit to purchase all of the tobacco produced by its participating StarCured® farmers in 2004, it could not commit to purchase tobacco from them during that growing season. As a result, Star advised its participating farmers that they could use the StarCured® tobacco curing barns during the 2004 growing season, but that they would need to make arrangements to sell their tobacco to other parties, including B&W, which indicated that it would purchase some tobacco from the participating StarCured® farmers. In December 2004, Star advised its participating StarCured® farmers that it could not commit to purchase any tobacco from them during the 2005 growing season and it would once again permit them to make arrangements to sell their tobacco to other third parties. Star further advised its participating farmers that depending on the outcome of certain business ventures, including the pending patent infringement case against RJR, it hoped to fully reinstate the StarCured® tobacco curing program in the future and to be in a position to make purchases directly from participating StarCured® farmers. Star uses 100% StarCured® tobacco in all of its smokeless tobacco products and will continue to do so in the future. As a result, the modification of the leaf purchase agreement with B&W does not result in discontinued operations reporting with respect to the barn program and furthermore, management does not believe that the barns are impaired. (See “Critical Accounting Estimates” under Item 7 for more information on the Impairment of Long Lived Assets).

Since 2001, the vast majority of flue-cured tobacco in the United States has been cured in a manner to reduce the levels of TSNAs in the cured tobacco leaf. See discussion in “Legal Matters” below regarding the Company’s patent infringement litigation against RJR.

Smokeless Tobacco Products

Over the past five years, the Company has been engaged in the development of very low-TSNA, non-fermented smokeless tobacco products that could provide adult tobacco users with a viable alternative to cigarettes for use in situations and environments when they cannot smoke or choose not to smoke. This effort was encouraged by the Company’s Scientific Advisory Board and other independent scientific, medical, and public health advisors who urged Star to accelerate the development of smokeless products using 100% StarCured® very low-TSNA tobacco, because smokeless products have far fewer toxins than conventional cigarettes. Cigarette smoke contains more than 4,000 chemical compounds, 43 of which are known to be carcinogenic. A number of respected scientists and researchers throughout the world believe that the only major or prevalent biologically significant toxins in non-fermented smokeless tobacco are the TSNAs, particularly the NNNs and NNKs.

On September 28, 2001, the Company introduced its first two very low-TSNA snuff products (a moist and a dry snuff) under the brand name Stonewall®. On November 14, 2001, Star introduced ARIVA® cigalett® pieces as its first smokeless tobacco product. ARIVA® is a compressed powdered tobacco product designed to dissolve completely in the mouth without leaving any residue or requiring expectoration. Star’s sales of ARIVA® and Stonewall® moist and dry snuff were de minimis in 2001 and 2002 compared to cigarette sales and declined during 2003 and 2004, in part due to the fact that initial sales were primarily derived from original placement of the product in the stores. In an effort to market a hard tobacco product to adult tobacco users who are familiar with using smokeless tobacco products, the Company during the second quarter of 2003 began a commercial test market of a new, non-fermented spit-free™ “hard tobacco” product for moist snuff users, called STONEWALL Hard Snuff®, which is made from non-fermented 100% low-TSNA StarCured™ tobacco plus natural and artificial flavorings, as well as other ingredients. In light of its increased emphasis on hard tobacco products, the Company discontinued the manufacturer of Stonewall® moist snuff and has not sought to actively market Stonewall® dry snuff.

Sales of ARIVA® have declined since its initial placement in stores in 2002. Beginning in 2002, ARIVA® was broadly distributed in retail outlets throughout the United States. Based on the continued, de minimis sales of ARIVA® and the passage of time, management believes the number of locations actively selling ARIVA® as of the end of 2004 is less than 5,000 stores. Acceptance of ARIVA® as an alternative to cigarettes has continued to be adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which has appeared in various newspapers and FDA filings; (4) ARIVA® requires smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop name brand recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users. Given the need for a significant change in habit by smokers, the Company believes that the effective marketing of its hard tobacco products would be enhanced by licensing agreements with other major tobacco manufacturers.

The Company initially test marketed STONEWALL Hard Snuff® in approximately 80 stores in the Richmond, Virginia area and, beginning late in the third quarter of 2003, expanded its commercial distribution into the four non-MSA states and other locations where the Company can support the product with assistance from its existing sales force. By the beginning of the second quarter of 2004, STONEWALL Hard Snuff® had been introduced into approximately 7,000 locations and that number has remained fairly constant since that time. STONEWALL Hard Snuff® now represents a majority of Star’s hard tobacco sales, although Star’s total smokeless tobacco sales continue to be de minimis. Sales of STONEWALL Hard Snuff® and ARIVA® have continued to be impacted by the Company’s working capital constraints which have limited expenditures for marketing and product placement.

ARIVA® and STONEWALL Hard Snuff® are being marketed nationwide by ST through its network of established tobacco distributors and through new distributors with whom ST has not previously had a relationship. These sales have been generated in part through our existing sales force. In addition, the Company has introduced ARIVA® and STONEWALL Hard Snuff® through direct arrangements with several national retail chains and through national distributors experienced with consumer products. The Company expects that the successful marketing of ARIVA® and STONEWALL Hard Snuff® on a broad basis will require the expenditure of substantial funds, which the Company will need to obtain from external financing, the availability of which cannot be assured. (See “Liquidity and Capital Resources” under Item 7 for more information on the Company’s liquidity.)

Pursuant to the Hard Tobacco Agreement entered into with B&W in April 2001, B&W engaged in a test market of a hard tobacco product using our very low-TSNA smokeless tobacco. However, B&W notified us in December 2004 that the test market was not successful and that, as a result, they were terminating the Hard Tobacco Agreement. We have generated only de minimis revenues from royalties on the sale of smokeless tobacco products by B&W. In the second quarter of 2004, we entered into an agreement with another tobacco manufacturer for the licensing of low-TSNA hard tobacco. Under that agreement, the manufacturer has conducted an initial assessment of a hard tobacco product and the agreement anticipates that this will be followed up with a subsequent test market, although that test market has not been initiated. We do not anticipate receiving any royalties under that agreement for the foreseeable future.

There were de minimis export sales of smokeless tobacco products to Bermuda, Turkey and Norway by the Company in 2004.

Discount Cigarettes

Traditionally, sales of discount cigarettes have represented the substantial majority of ST’s revenues and the Company anticipates that will continue to be its primary revenue source for the foreseeable future. ST currently sells three brands of discount cigarettes through approximately 129 tobacco distributors throughout the United States. ST will continue to manufacture discount cigarettes until the Company can transition from the smoked tobacco business to the sales and licensing of very low-TSNA smokeless tobacco products and the further licensing of our technology for producing low-TSNA tobacco and related products. These cigarettes, which are sold as discount brands, accounted for approximately 100% of the Company’s net sales in 2003 and 2004, respectively. ST does not engage in extensive advertising or marketing programs for its cigarette products, but relies primarily upon communications with distributors, product placement by its field sales force (the field sales force focuses primarily on placing ST’s products with retailers in the four non-MSA states, Florida, Minnesota, Mississippi and Texas), pricing appropriate for discount cigarettes, and, to a lesser extent, brand recognition, product appearance and taste in order to compete in the marketplace. ST has chosen to focus its cigarette sales in the four non-MSA states because sales in those states are not subject to MSA escrow obligations. (See “Liquidity and Capital Resources” under Item 7 and “Tobacco Master Settlement Agreement” under “Government Regulation” for a more detailed description of the cash implications of making payments into the MSA escrow accounts.) ST has avoided any marketing or advertising efforts aimed at young persons, and the Company is committed to keeping its products out of the hands of youngsters. There were no export sales of cigarettes by the Company in 2004. In 2004, in order to consolidate its brands, the Company phased out its VEGAS® brand.

Presently, the Company uses a blend of “cut rag” tobacco in its discount cigarettes, but no StarCured® tobacco. The Company formerly included StarCured® very low-TSNA tobacco in its discount cigarettes, but discontinued this practice in 2002 in favor of using less expensive tobacco because it was not economically feasible to continue to use more expensive StarCured® tobacco in the highly cost-competitive market in which its cigarette products are sold, particularly in light of the impact of the MSA on the sales of our cigarette products. The Company has continued to use its StarCured® tobacco in all of its smokeless tobacco products.

Low-TSNA Cigarettes

Star launched the first low-TSNA cigarette, Advance®, in October 2000 in two test markets—Richmond, Virginia and Lexington, Kentucky. Advance® was the first conventional cigarette to be manufactured to diminish the amount of exposure to highly carcinogenic TSNAs. The Advance® cigarette reduced additional toxic smoke constituents through a unique activated carbon/acetate filter. Advance® also differed from conventional premium brands because it provided adult tobacco consumers with enhanced health warnings (not required by the Surgeon General), on the back of the package and “onserts” that contained comparative content information and additional health-related information.

Under the April 25, 2001 Agreements, B&W agreed to take over all aspects of the sales, marketing and distribution of Advance® in return for per carton royalty payments. On November 5, 2001, B&W initiated a test market of its version of Advance® in Indianapolis, Indiana and expanded the test market to Phoenix, Arizona in 2004. To date Star has received de minimis royalties on sales of Advance®. Given the recent combination of B&W and RJR, it is unclear whether Advance® will continue to marketed in the future.

In September 2003, an article was published in Tobacco Control regarding research undertaken on B&W Advance® cigarettes by the Institute for Drug and Alcohol Studies, Virginia Commonwealth University. The study, which was supported by, among others, a United States Public Health Service Grant, was designed to develop a method for evaluating the carcinogen delivery of potential reduced exposure products (“PREPs”). The study, which measured a number of factors, found that smokers using Advance ® had slightly lower levels of carbon monoxide, equivalent cotinine levels, and 51% lower levels of NNAL (one TSNA biomarker) than when those smokers used their own brands of cigarettes.

Tobacco-Flavored Chewing Gum and Lozenges and Chewing Gum Containing Tobacco Extract

Prior to the decision to concentrate on the development of products for adult tobacco users that incorporate very low-TSNA StarCured® tobacco, the Company sought to develop both cessation products and a product intended to help patients who relapsed after a trial of smoking cessation to prepare for another cessation attempt, and secured two Investigational New Drug Applications (“IND”) from the FDA. While the initial results of the IND protocol testing of these products were positive, the Company determined that the further testing and the preparation and submission of required marketing applications to the FDA would not only be costly and time consuming, and require a major scientific infrastructure which the Company did not have and could not afford at the time, but would not be feasible without support from a major pharmaceutical company. Accordingly, the Company made the business decision that it was unlikely that the development of cessation-related products on its own would produce an adequate return on investment. The Company has explored entering into a joint venture, partnership and/or technology license as a means to develop cessation-related products and would have preferred to work with a major pharmaceutical company with significant resources and experience and the scientific and regulatory infrastructure that could assist and accelerate the approval process required for market entry. However, at this point in time, the Company is focused on other objectives, as set forth above.

Sales and Marketing

Three of the Company’s officers, Mr. Jonnie R. Williams, Star’s Chief Executive Officer, Mr. David M. Dean, Star’s Vice President of Sales and Marketing, and Mr. Sheldon Bogaz, ST’s Vice President of Trade Operations, lead the Company’s sales and marketing activities. Mr. Mike Bujakowski, General Manager of Star Tobacco, supervises a staff of four regional sales managers who direct ST’s field sales force.

By the end of 2004, ST had 62 field sales personnel and merchandisers primarily positioned in Florida, Minnesota, Mississippi and Texas and faced significant competition from foreign and domestic companies selling discount brands. There were 93 field sales personnel at the end of 2003. The reduction in the size of the sales force in 2004 reflected an effort to streamline the territories in the non-MSA states and to reduce overall costs.

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

ST sells its smoked and smokeless tobacco products through approximately 231 tobacco distributors throughout the United States. Of these 231 distributors, approximately 140 are located in Florida, Mississippi, Minnesota, and Texas, where the Company’s sales force is now concentrated and where it does not have obligations to make payments into escrow under state qualifying statutes enacted pursuant to the MSA for sales of cigarette products. The distributors maintain state and, where applicable, municipal government tobacco product licenses, and apply state and/or local tax stamps when needed to resell the tobacco products. ST delivers its products directly to distributors mainly by common carrier trucks. ST’s distributor customers primarily serve convenience stores, gas stations and other outlets and retail stores. No one distributor accounted for more than 24% of ST’s revenues in 2004 and 26% of ST’s outstanding receivables as of December 31, 2004. While ST sells its smoked and smokeless tobacco products through approximately 231 tobacco distributors, the number of distributors selling smoked tobacco products decreased from approximately 177 in 2003 to 129 in 2004, due to the focus on sales in the four non-MSA states and increased price competition. ST’s shipment volume for discount cigarettes during 2004 decreased approximately 9% to 1.8 billion units from 2003’s shipment volume of approximately 2.0 billion units, reflecting in addition to significant competition from other manufacturers a continued commitment by the Company to concentrate the field sales force and sales efforts in four states and to develop and launch a series of smokeless tobacco products. In marketing ARIVA® hard tobacco cigalett® pieces and STONEWALL Hard Snuff®, the Company has sought to position the products using many of the same distribution channels that it uses for cigarette sales. As part of the marketing and distribution effort, the Company also has negotiated agreements with a number of national retail chains and national distributors selling consumer products.

Purchasing

In 2000-2002, Star purchased its low-TSNA flue-cured tobacco for its leaf tobacco sales from approximately 200 participating tobacco farmers (“StarCured® farmers”) who cure their tobacco in specially designed StarCured® barns pursuant to long-term contracts entered into with the Company. There were no sales of tobacco leaf during 2003 because under the August 14, 2003 Letter Agreement with B&W, described previously in this report, B&W agreed to purchase StarCured® tobacco directly from the Company’s participating StarCured® farmers. In January 2004, Star notified the participating StarCured® farmers that B&W had decided not to purchase all of the StarCured® tobacco to be produced in 2004 and, as a result, it would not be in a position to purchase tobacco from them during the 2004 growing season. In December 2004, Star also advised its participating StarCured® farmers that it could not commit to purchase any tobacco from them during the 2005 growing season. As a result, Star advised the StarCured® farmers that they would be able to continue to use the StarCured® tobacco curing barns, but would have to find other buyers for their tobacco. Depending on the outcome of certain business ventures, including its pending patent infringement case against RJR, Star hopes to fully reinstate the StarCured® tobacco curing program in the future and to be in a position to make purchases directly from participating StarCured® farmers.

During 2004, ST purchased “cut rag” tobacco (tobacco that has been cut, processed and flavored to ST’s specifications for cigarettes) for its cigarettes from a variety of sources, which allowed ST to avoid having to dedicate substantial amounts of working capital to tobacco inventories (at the end of 2004, Star only inventoried enough tobacco for work-in-progress purposes) and to obtain less expensive tobacco than it was able to obtain through its purchase arrangements with B&W’s Export Leaf Division, from which the Company obtained its tobacco in the period 2000-2002 (See “Manufacturing” below for a description of the Company’s manufacture of cigarettes as well as its purchase of manufactured cigarettes.) ST continues to use all Virginia very low-TSNA flue-cured StarCured® tobacco in its smokeless tobacco products and believes that it will be able to obtain a sufficient supply of StarCured® tobacco for future needs directly from its StarCured® farmers.

Star’s scientific and technical advisors believe that the StarCured® process is applicable to burley tobacco. However, no assurances can be given at this time that the low-TSNA StarCured®tobacco curing process for burley tobacco will be successfully developed and commercialized. Since 2000, Star has maintained a burley tobacco program with a number of burley farmers in Kentucky in conjunction with the Burley Tobacco Growers Cooperative Association, Inc. In 2004, as it had done over the past several years, the Company did not purchase any burley tobacco from the farmers participating in its burley program and a number of StarCured® barns were removed from Kentucky in 2003 and relocated in Virginia. Moreover, because the tobacco in Star’s smokeless tobacco products is 100% flue-cured low-TSNA StarCured® tobacco, the Company’s need for a low-TSNA burley tobacco is expected to decline as the Company shifts its emphasis to smokeless tobacco products. The Company is in the process of determining whether to relocate all of its Kentucky barns and making minor modifications to those barns so that they can be used by farmers producing flue-cured tobacco.

Manufacturing

All of the flue-cured tobacco that the Company plans to use in Star’s smokeless tobacco products, but not in the Company’s discount cigarettes, will be cured using the StarCured® tobacco curing process. The StarCured® tobacco curing process involves controlling certain conditions in the tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The specially designed curing barns that utilize the StarCured® tobacco processing technology have been manufactured exclusively for Star by Powell Manufacturing Company of Bennettsville, South Carolina (“Powell”). Specially designed barns, which are owned or leased by the Company, are erected on site at the tobacco farms and provide Star with its source of very low-TSNA tobacco. Approximately 975 barns have been delivered to farmers who currently produce flue-cured tobacco and Star maintains approximately 60 barns in Kentucky in connection with the research, development and testing of the StarCured® tobacco curing process for burley tobacco.

Star does not anticipate purchasing any additional barns in 2005 or in the foreseeable future. Because the Company has a sufficient supply of tobacco curing barns for its own purposes, it is also considering selling certain of the barns to its participating StarCured® farmers or other third parties. Under the April 25, 2001 Agreements, B&W agreed to finance all of the StarCured® tobacco curing barns on an interest-free basis through January 1, 2005. The August 14, 2003 Letter Agreement extended that interest-free date to December 31, 2005 and increased the number of monthly installments. Beginning in January 2006, this debt will be payable in 96 (rather than the previous 60) monthly installments. Subsequent to April 2001, Star entered into a series of sale/leaseback transactions for approximately 590 barns and, as part of these transactions and in order to have B&W release its collateral interest in the barns, Star agreed to pay 4/14 ths of the proceeds to B&W to reduce its long-term indebtedness. From an initial loan balance of $29 million in April 2001, the Company has reduced the amount outstanding to approximately $20 million as of December 31, 2004. Under certain sale/leaseback transactions Star has financed the barns with certain financial institutions and agreed to repurchase the barns at the end of the lease period, thus ultimately having the ability to retain control of the barns.

In early 2000, Star’s processing facility in Chase City, Virginia underwent a substantial expansion of its capacity to process significantly larger amounts of low-TSNA tobacco, as well as to provide sufficient space for the installation of new equipment to be used in conjunction with the manufacturing of the Company’s smokeless tobacco products and the installation of a state of the art laboratory to test for TSNAs. This expansion allowed Star to process approximately 19 million pounds of StarCured® tobacco during each of the three growing season from 2000-2002, and approximately 15 million pounds in 2003. During 2004, the Company arranged for the Flue-Cured Cooperative Stabilization Corporation to sublease the receiving portion of its facility for four months (August – November 2004) and to operate a tobacco marketing center there during the 2004 growing season.

Since January 1, 2003, the Company has reduced cost of goods sold by resuming the in-house manufacturing of all of its cigarettes at its Petersburg, Virginia manufacturing facility and by reducing the cost for tobacco and filters used in its discount cigarettes. The Company anticipates that the manufacturing capacity in Petersburg should be sufficient to satisfy the manufacturing needs for its cigarettes for the foreseeable future, given our current manufacturing levels. The Company will continue to manufacture cigarettes until it can transition from its smoked tobacco business, which will depend on the success of the efforts to develop and license the intellectual property to which we are the exclusive licensee and the expansion of the Company’s low-TSNA smokeless tobacco product sales and licensing efforts.

In 2002, Star installed at Chase City a high-speed manufacturing line for the production of ARIVA® hard tobacco cigalett™ pieces, Stonewall® dry snuff and STONEWALL Hard Snuff ®. Also, this machinery has been used to manufacture and package dissolvable hard tobacco under the Company’s Hard Tobacco Agreement with B&W and its agreement with another tobacco manufacturer. The Company does not anticipate ordering additional ARIVA® equipment until the existing production line is at nearly full capacity. The ARIVA® manufacturing line currently is housed in a portion of the Company’s tobacco receiving building. The Company also has second facility in Chase City adjacent to its receiving station. This facility has approximately 91,000 square feet of space that can accommodate both manufacturing lines and an expanded testing facility, and has 9,000 square feet of office space located on approximately nine acres of land. This facility was purchased during 2002 by the Mecklenburg County and Chase City Industrial Development Authorities and they, along with Star, renovated the facility to Star’s specifications. Star entered into a long-term lease with an option to purchase this facility. While the Company had anticipated relocating its hard tobacco operations to this facility in 2004, this move had not been initiated by the end of the year and such a relocation is currently not anticipated in 2005.

The Company believes its manufacturing facilities will allow it to respond to the demand for its very low-TSNA smokeless products, as well as to the demand for cigarette products.

Relationship with B&W

On October 12, 1999, the Company and B&W entered into a Master Agreement under which B&W, among other things, agreed to purchase StarCured® tobacco. On April 25, 2001, the Company and B&W entered into a Restated Master Agreement that provided for increased purchases of StarCured® tobacco by B&W. B&W agreed to purchase at least 15 million pounds of StarCured® tobacco over three growing seasons (2001-2003) with the right to purchase additional amounts of StarCured® tobacco during those years and in future years.

In 2000-2002, Star produced and delivered to B&W approximately 19 million pounds of very low-TSNA StarCured® tobacco annually. On August 14, 2003, B&W and Star executed a Letter Agreement relating to the StarCured® tobacco curing leaf program. Under the Letter Agreement, B&W agreed to purchase 15 million pounds of tobacco directly from the Company’s StarCured® farmers at B&W’s contract prices plus a ten cent ($0.10) per pound premium and up to an additional 3.7 million green-weight pounds of tobacco at its contract price during 2003. As part of the Letter Agreement, B&W was relieved of its obligation to purchase tobacco from Star. Further, B&W received for its own benefit certain Star leaf inventories previously warehoused by B&W on the Company’s behalf and Star recognized a loss of $4.3 million associated with the leaf inventory transferred to B&W.

On January 15, 2004, Star notified its participating StarCured® farmers that because B&W would not commit to purchase all of the tobacco produced by its participating StarCured® farmers, it could not commit to purchase tobacco from them in 2004. As a result, Star advised its participating farmers that they could use the StarCured® tobacco curing barns during the 2004 growing season, but that they would need to make arrangements to sell their tobacco to other parties, including B&W, which indicated that it would purchase some StarCured® tobacco from the participating StarCured® farmers. In December 2004, Star advised its participating StarCured® farmers that it could not commit to purchase any tobacco from them during the 2005 growing season and that it would once again permit them to make arrangements to sell their tobacco to other third parties. Star further advised its participating StarCured® farmers that depending on the outcome of certain business ventures, including the pending patent infringement case against RJR, it hoped to fully reinstate the StarCured® tobacco curing program in the future and to be in a position to make purchases directly from participating StarCured® farmers.

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

Pursuant to one of the April 25, 2001 Agreements, B&W has taken over all aspects of the Advance® low TSNA cigarette in return for royalty payments (initially 40 cents per carton which then decreases over time) on the sales of that cigarette (see “Low TSNA cigarettes” above).

Further, pursuant to another agreement entered into on April 25, 2001 (the “Hard Tobacco Agreement”), as amended, B&W had a non-exclusive right to purchase and sell hard tobacco manufactured by Star, in return for royalty payments on the sales of these products. The Agreement provided for a market test of a hard tobacco product, after which B&W was to advise Star whether B&W deemed the market test to be successful. On December 14, 2004, Star received notice from RJR (as purported successor to Brown & Williamson Tobacco Corporation) and Brown & Williamson Holdings, Inc. (formerly known as Brown & Williamson Tobacco Corporation) that the hard tobacco market test conducted under the Hard Tobacco Agreement was unsuccessful and that consequently the Hard Tobacco Agreement was terminated on December 14, 2004. As a result of the termination of the Agreement, B&W, and RJR, as the purported and self-described successor to B&W, are prohibited from manufacturing, selling or distributing a hard tobacco product, or competing with Star in the manufacture, sale or distribution of a hard tobacco product, for a period of four years. The Hard Tobacco Agreement had provided for B&W’s forgiveness of one-half of the then-outstanding indebtedness owed to B&W if B&W determined that its test market of a hard tobacco product under that agreement was successful, and forgiveness of all of the remaining debt if and when it introduced a hard tobacco product into distribution in retail locations in 15 states. With the termination of that agreement, Star will have to begin paying off this indebtedness in January 2006.

In the fourth quarter of 2003, Star and B&W also entered into a letter agreement which, in part, restructured and consolidated all of Star’s outstanding trade payables to B&W. Under the letter agreement, the then-total trade payables due to B&W was to be paid in minimum monthly principal payments of $250,000 beginning in January 2004 (later extended to January 2005) as well as monthly interest at an interest rate of prime plus 1% on the outstanding balance. As of December 31, 2004, the outstanding balance was $8,184,875. The letter agreement further provided for the payment of additional amounts against the debt if Star obtains refunds from its state escrow funds and clarified the manner in which certain future payments would be made under the Other Low TSNA Royalty Agreement.

On July 30, 2004, RJR, a subsidiary of B&W, and certain of their affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the parent of B&W. In the patent litigation discussed herein, RJR took the position that the new operating entity established as a result of this combination transaction assumed all of the rights and obligations under the agreements previously entered into between Star and B&W, and moved to dismiss the case on that basis. After full briefing, the Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign the Star/B&W agreements to the new subsidiary, and that Star had not consented to the assignment. The Court further found that the de facto merger doctrine did not apply. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations did not impact the claims asserted in the patent litigation. Star has also been advised by Brown & Williamson Holdings, Inc., the surviving B&W entity, that the tobacco and cigarette division of B&W has been combined with the operations of RJR.

For additional information on our relationship with B&W, including more detailed information regarding the agreements described above, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “General” and “Manufacturing” under this Item 1.

Competition

In the discount cigarette segment of the market, price is one of the principal competitive factors. However, customer familiarity with brands, market accessibility and service also play a role. The Company’s primary competition for cigarettes traditionally has been from the four “majors,” that is, Philip Morris, the brands of which accounted for approximately 50% of all cigarette sales in the United States in 2004, R.J. Reynolds, B&W and Lorillard, as well as Vector Group, Ltd. (the parent company of Liggett), each of which has substantially greater financial and operating resources than the Company. The Company also encounters significant competition from several other smaller U.S. manufacturers of cigarettes, as well as importers of cigarettes manufactured in foreign countries. Many of these manufacturers and importers have substantially greater financial, manufacturing, marketing and other resources than the Company. Further, the Company has faced increased competition from foreign manufacturers who are not participating members of the MSA. Despite the requirements of the MSA, many of the newer discount competitors have not made, and it appears do not intend to make, deposits into escrow accounts required by the MSA. Due to the price-sensitive nature of the discount segment of the cigarette market, this has allowed these newer discount competitors to undercut the current discount market and unfairly compete against ST for discount cigarette sales. Although a number of states have initiated litigation against some of these companies for failure to make escrow payments on sales in those states, it is unclear whether such litigation will adequately resolve this issue.

In 2001, Vector Group, Ltd. introduced a reduced-toxin cigarette that it represented contained fewer toxins, including TSNAs, than other conventional brands. It appears that this brand was not successful in its market entry. Vector has also introduced a cigarette brand manufactured with genetically modified tobacco and makes similar types of claims for this product. It also appears that this brand also was not successful in its market entry. In November 2001, B&W began an expanded test market in Indianapolis, Indiana of its version of the Advance® low-TSNA cigarette that Star and B&W jointly developed and expanded the test market to Phoenix, Arizona in 2004. Swedish Match has worked with various varieties of tobacco under crop management environments and other methods in an effort to maintain low-TSNA levels in its smokeless products. In 2001, Swedish Match introduced a new smokeless tobacco product in the United States that claims to have reduced levels of carcinogens. U.S. Smokeless Tobacco has also been test marketing a pouch smokeless tobacco product which it claims has low levels of TSNAs.

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

The Company’s primary competition for its STONEWALL Hard Snuff™ is other smokeless tobacco companies such as US Smokeless Tobacco Company, Conwood and Swedish Match, because STONEWALL Hard Snuff™ is intended to compete with moist snuff tobacco products. STONEWALL Hard Snuff™ is priced at a discount to traditional moist snuff products.

B&W obtained very low-TSNA StarCured® tobacco from Star or its participating StarCured® farmers during the 1999-2004 growing seasons. Further, the United States Department of Agriculture (“USDA”) announced in 2002 that in the future it would not provide full price supports for flue-cured tobacco that is not cured in a manner to reduce or limit the levels of TSNAs in the cured tobacco leaf, and the tobacco industry earlier had announced an initiative to facilitate the production of low-TSNA flue cured tobacco. As a result, virtually all flue-cured tobacco grown in the United States since 2001 has been cured in a manner to reduce the levels of TSNAs. Star believes that, if it is successful in commercializing its unique low-TSNA tobacco products and enforcing the patents for such technology, to which it is the exclusive licensee, many of the major tobacco companies will follow its lead and may seek to sublicense the technology for producing low-TSNA tobacco.

Smoking cessation products that are approved for sale in the United States by the FDA are designed to wean the smoker from nicotine addiction over a period of time ranging from 30 days to six weeks. These products are referred to as “nicotine replacement therapies”. Some of these products are sold over the counter and others are available by prescription. Although such pharmaceutical products are not intended to be substitutes for tobacco products, the manufacturer of at least one such product apparently perceives Star’s low-TSNA smokeless products as an alleged competitor in the “When You Can’t Smoke” ™ market. There are also non-tobacco cigarettes produced with fillers such as lettuce and herbs. In addition to the use of consumable products for smoking cessation or reduction purposes, medical practitioners and others have developed a variety of programs intended to assist a person in withdrawing from nicotine dependence. Treatments used include psychological counseling, hypnosis, group therapy and behavior modification techniques. There can be no assurance that in the future Star’s competitors will not succeed in developing technologies and products that are more effective than Star’s product candidates, that are less toxic than Star’s products, or that would render Star’s products obsolete or non-competitive.

Government Regulation

The manufacture and sale of cigarettes and other tobacco products are subject to extensive federal and state governmental regulation in the United States and by comparable authorities in many foreign countries. The manufacture and sale of tobacco products is regulated by the Tax and Trade Bureau (the “TTB”) under authority of the Department of the Treasury, and the Internal Revenue Code of 1986, as amended (26 U.S.C. § 5701 et seq.) and the Company has been granted manufacturing licenses from the TTB for its facilities in Chester, Chase City and Petersburg, Virginia. Also, the Federal Trade Commission (the “FTC”) regulates the warnings on tobacco product labels and the advertising of tobacco products under the Federal Cigarette Labeling and Advertising Act (15 U.S.C. §§ 1331-1341) and the Comprehensive Smokeless Tobacco Health Education Act of 1986 (15 U.S.C. §§ 4401-4408). In accordance with these statutes, the company has submitted plans for the labeling and advertising of its tobacco products that have been approved by the FTC in its role as the agency responsible for implementing these statutes. Many states also require manufacturers of tobacco products to obtain a cigarette license or a tobacco product license in order to sell tobacco products. Where required, the company has obtained the necessary state licenses to permit it to sell cigarettes and other tobacco products. States also regulate the age at which adult consumers may purchase tobacco products and the locations where tobacco products can be sold. The states over the past few years have placed increased restrictions on the purchase and use of tobacco products.

Multiple bills have been introduced in both the United States Congress and in several state legislatures during the past five years which, if enacted, would have significantly changed the United States tobacco industry. Some of these federal bills contained provisions which would provide substantial federal government funds for smoking cessation programs and products, as well as incentives to tobacco companies and others to produce less toxic or reduced-risk tobacco products under specific standards. Star is unable to predict what effect, if any, these provisions, if enacted, would have on Star’s low-TSNA tobacco curing technology or on the sale of smoking cessation products and/or potentially reduced-risk tobacco products. The Company believes, however, that any bill that requires manufacturers to reduce or disclose levels of TSNAs in tobacco or tobacco smoke in a meaningful manner would be beneficial and Star was the first tobacco company to support comprehensive and equitable jurisdiction within the Food and Drug Administration of all products containing tobacco.

In 2003 and 2004, bills were introduced in both the House of Representatives and the Senate that would effect a buyout of the federal tobacco quota system and end the federal price-support program in existence since the Great Depression. Under the existing tobacco quota system, the government gave tobacco farmers “quotas” that essentially granted the exclusive right to grow tobacco. Each year, the Department of Agriculture set the amount of tobacco that growers could bring to annual markets.

The Fair and Equitable Tobacco Reform Act of 2004 (“FSC/ETI”) provides for the end of the federal tobacco quota program by means of a $10 billion buyout of the tobacco quota system. The buyout will be paid for by all tobacco manufacturers over a ten-year period based on each company’s percentage of sales. The apportionment of responsibility for payments to quota holders will be 96% to cigarette manufacturers, and the remaining 4% will be divided among other tobacco product manufacturers, based on market share.

The Department of Agriculture which is responsible for structuring the payment program to tobacco growers, issued regulations relating to the assessment of the buyout cost on February 10, 2005. Under the regulations, the assessment will be made quarterly beginning January 1, 2005. The first quarterly payment will be due on March 31, 2005 and payments will be due each quarter thereafter based on market share calculations derived from sales in the immediately prior quarter. All of the major tobacco companies, as well as Star, have increased prices to cover the cost of the buyout and it appears that the additional cost (approximately $0.50 per carton) will be reflected in higher overall prices for tobacco products. It is likely to take more than one year to assess the affect the buyout may have on tobacco cultivation and sales, although the elimination of price supports and limits on tobacco cultivation is expected to result in lower prices for domestically grown tobacco leaf which could, in turn, result in a further reduction of the cost of tobacco used in the Company’s cigarettes.

FDA Regulation

On March 21, 2000, in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000), the United States Supreme Court held that Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Given the decision by the Supreme Court, it is unclear whether Congress will act to grant authority to the FDA over tobacco products, although legislation that would create such authority has been introduced in each session of Congress over the past several years and there was an unsuccessful effort in 2004 to link the tobacco quota buyout legislation to the grant of FDA authority over tobacco products. However, the Company believes that in the future, reasoned FDA regulation of all tobacco products should better enable the Company to compete in its particular market niche. Over the last five years, the Company has publicly stated its position in favor of reasoned FDA regulation of all tobacco products.

In December 2001 and early 2002, three citizen petitions were filed with the FDA seeking to have ARIVA® regulated as a drug product and/or a food. Because ARIVA® is a smokeless tobacco product that is intended to provide tobacco satisfaction, makes no health claims, and is licensed as a tobacco product by the Tax and Trade Bureau, the Company asserted that the FDA lacked any statutory authority to regulate ARIVA® based on the Supreme Court decision in FDA v. Brown & Williamson. On August 29, 2003, the FDA issued a letter ruling denying the citizen petitions. In its ruling, the FDA conceded that it lacked jurisdiction over ARIVA® since it is a customarily marketed tobacco product.

Institute of Medicine

On February 22, 2001, the Institute of Medicine issued a comprehensive report, entitled “Clearing the Smoke: Assessing the Science Base for Tobacco Harm Reduction,” in response to a request from the FDA to assess the scientific basis for possible harm reduction relating to the use of tobacco. This voluminous report suggests, among other findings, that it is scientifically feasible to design and manufacture a range of emerging “potential reduced-exposure products” (which the report referred to as “PREPs”), but that, without appropriate governmental regulation and independent scientific evaluation of PREPs, the public is left without clear information regarding the degree to which these products have reduced the risks associated with smoking. The Company provided testimony before the Institute of Medicine and shared certain of its scientific and applied research and findings related to the development of products that deliver less of certain toxins (TSNAs) and other gas and vapor-phase toxic substances in tobacco smoke. Star’s innovative products that deliver fewer toxins, and the StarCured® process, were referred to in the Institute of Medicine’s discussion of PREPs.

Federal Trade Commission

The requirements for health warnings on cigarettes are governed by the Federal Cigarette Labeling and Advertising Act. Similar requirements are imposed on smokeless tobacco products under the Comprehensive Smokeless Tobacco Health Education Act of 1986. These Acts impose labeling and advertising requirements on the manufacturers, packagers and importers of cigarettes and smokeless tobacco products and require any company wishing to sell such products within the United States to submit a plan to the FTC explaining how it will comply with the warning label display requirements. Star has submitted labeling plans for its cigarette and smokeless products to the FTC in accordance with these Acts and before introducing its new products. Also, Star met with FTC staff and shared its enhanced warning labels for Advance® prior to the initiation of the test marketing of Advance® in October 2000 and the enhanced warning labels for Stonewall® moist and dry snuff and ARIVA® hard tobacco prior to the introduction of these products in 2001.

Trade and Tax Bureau

Manufacturers and importers of tobacco products are taxed pursuant to regulations promulgated by the TTB under authority of the Internal Revenue Code of 1986, as amended. The Company’s tobacco products are subject to tax under such regulations. The federal excise tax on cigarettes rose from $.24 per pack in 1999 to $.34 in 2000, and increased to $.39 per pack in 2002. Since 2002, smokeless tobacco in the form of snuff has been subject to federal tax at a rate of $.585 per pound. The manufacturing of tobacco products is also subject to regulation by the TTB. The Company currently has licenses from the TTB to manufacture tobacco products, including cigarettes and smokeless tobacco products. Such licenses require that the Company adhere to strict regulations regarding the manufacturing and transportation of its tobacco products.

State and Municipal Laws

The sale of cigarettes is subject to taxation through excise taxes in all fifty states, and smokeless tobacco is taxed in most jurisdictions. State excise taxes on cigarettes range from $0.03 per pack in Kentucky to $2.46 per pack in Rhode Island. Several states have no excise tax on smokeless tobacco and the rates in other states vary significantly from state to state using formulas based on weight or a percentage of the wholesale price of the product. For example, the states of Alabama and North Dakota tax smokeless products at a rate of ¾ of 1 cent per ounce and 16 cents per ounce, respectively, while the states of North Carolina and Oregon impose an excise tax of 2% and 65% of wholesale cost, respectively.

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

In Florida and Mississippi, two of the other non-MSA states, bills were introduced in the 2004 legislative sessions that would have imposed an additional user fee on non-participating manufacturers at a rate of $0.50 and $0.40 per pack, respectively, on cigarettes sold by companies that have not entered into separate settlement agreements with those states. Neither Florida nor Mississippi enacted such legislation during their respective 2004 legislative sessions. Similar legislation has been introduced in Mississippi and Florida in 2005 and a bill also has been introduced in Mississippi which would impose a fee on all manufacturers, but then provide a credit for manufacturers that are making payments under separate settlements entered into with the state. In Texas, a special thirty-day session of the legislature was convened in April 2004 to address deficits in statewide school funding. One proposal that was offered as part of a funding formula was a $0.50 per-pack fee on cigarettes sold by manufacturers that had not previously settled with Texas. The special session was concluded without any resolution of the funding dispute, and the matter was then considered in a series of meetings by working groups of state legislators. The regular legislative session of the Texas legislature convened in January 2005 and legislation calling for a $0.40 per-pack fee on cigarettes sold by manufacturers that have not previously settled with the state has been introduced during this session. Passage of statutes in the non-MSA states that impose fees on manufacturers that have not previously settled with these states would be expected to impact on all such manufactures equally, but would make discount cigarettes more expensive and lessen the competitive price advantage they currently enjoy compared to generic and premium brand cigarettes. Statutes that impose a fee but provide a credit for manufacturers who have previously settled with the state would impact non-participating manufacturers equally, but would increase their costs overall compared to other manufacturers.

In addition, there have been a number of recently enacted statutes and legislative initiatives in MSA states that could further impact the Company’s ability to compete in these states. The Company has determined to cease sales in certain states in response to some of these developments. For example, Michigan, an MSA state, passed a fee statute in January 2004 that requires the payment of a $0.35 per-pack fee on cigarettes sold by non-participating manufacturers, which must be paid in advance, and is based on an estimate of projected sales by the state’s Department of Revenue. This fee is in addition to the MSA requirement that non-participating manufacturers deposit funds into escrow for each cigarette sold in an MSA state. Given the cost burden of making both the escrow payments and fee payments, Star has advised the Department of Revenue that it will not sell its cigarette brands in Michigan in the future. In March 2004, Utah, another MSA state, also passed legislation assessing a $0.35 per-pack fee on cigarettes sold by non-participating manufacturers. However, this statute has little impact on Star since the company has had virtually no sales in Utah during the past several years. Similarly, Alaska, another state in which the Company has virtually no sales, passed legislation in 2004 imposing an additional $0.25 per pack fee on cigarette sales by non-participating manufacturers.

Legislation imposing a fee on cigarettes sold by non-participating manufacturers was introduced in the state legislatures in California, Indiana, Kentucky, Illinois, Kansas, Louisiana, Missouri, New Hampshire and Tennessee in 2004, but none of these bills were enacted into law. Similar legislation has been introduced again this year in Idaho, Indiana and Virginia. It is expected that similar fee statutes will be introduced in other MSA states in 2005. The impact of these new statutes in the MSA states would be expected to negatively impact on sales in these states by all non-participating manufacturers, including Star. However, as previously noted, Star has sought to focus its cigarette sales in recent years in the four non-MSA states.

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

On June 28, 2004, regulations went into effect in New York requiring that cigarettes sold in that state meet certain fire safety standards. The Company decided it would not be economically feasible to develop a separate type of cigarette for sale in New York and has not attempted to become certified under the new regulations. As a result, the Company is not now selling cigarettes in New York and does not anticipate having sales of cigarettes in New York in the future. Bills relating to fire safety standards have been introduced in several other states and in Congress. The Company will monitor these legislative initiatives as they move forward and reassess its position on this issue as appropriate.

Tobacco Master Settlement Agreement

In November 1998, 46 states, the District of Columbia (the “Settling States”) and several U.S. territories entered into the Tobacco Master Settlement Agreement (the “MSA” or “Master Settlement Agreement”) to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company is required to satisfy certain escrow obligations under statutes that the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called “level playing field” statutes, or “qualifying statutes”, require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such non-participating tobacco manufacturers. Under these statutes the Company is obligated to escrow certain defined amounts for sales of cigarettes occurring in the prior year in each such state. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. The base amount for 2003 through 2006 is $3.35 per carton, as adjusted for inflation. Specifically for 2004, the amount was $4.03 per carton. The base amount for 2007 and thereafter, is $3.77 per carton, as adjusted for inflation since 1999. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the Settling States. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has been required to make additional escrow deposits related to sales of the Company’s cigarettes subsequently made by the Company’s direct customers in other states (“indirect sales”). All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits. Star’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

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

Star currently has approximately $33.4 million in escrow, which includes an initial deposit of approximately $6.2 million made in April 2004 for its 2003 escrow obligation, and additional net deposits of approximately $0.2 million made to satisfy a portion of its 2004 escrow obligations. The Company expects this year’s escrow deposits (due in April 2005 for 2004 sales) to be approximately $4 to 5 million based on its prior payments, a decrease in total cigarette sales in 2004 and its efforts to limit sales in MSA states. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted and litigated against the Company.

In addition to the “level playing field” statutes, most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow, since the states generally prohibit the sales of cigarettes by companies that are not certified as being MSA-compliant. Also, a number of states recently have amended their qualifying statutes to limit the extent to which escrow payments for a particular year could be capped and to allow regulations that would require escrow payments to be made quarterly or on some other intermittent schedule. Currently, the Company is required to make quarterly payments in Louisiana, New Hampshire, New Mexico and Wyoming, which payments for the year 2004 amounted to approximately $0.3 million. The requirement for quarterly payments would exacerbate the impact of the MSA escrow obligations on the Company’s liquidity, and the elimination of the caps on payments would increase the amounts required to be deposited into escrow by requiring a payment on each cigarette sold, regardless of the state’s proportionate receipt of MSA settlement funds. As initially drafted, the state qualifying statutes permitted a non-participating manufacturer to obtain a refund on escrow payments once those payments equaled the amount that an MSA state would have received from that non-participating manufacturer under the allocation formula in the MSA (which is based on the state population as a percentage of the overall US population). Depending on the number of cigarettes sold in a particular state, the difference between the capped amount and the amount calculated on a per-cigarette basis could be material.

World Health Organization (“WHO”) Global Public Health Advocacy; Framework Convention on Tobacco Control

Star testified on October 13, 2000, at the World Health Organization public hearings in Geneva, Switzerland on its view of the structure of a Global Framework Convention on Tobacco Control (“FCTC” or “treaty”). In that testimony Star reiterated its support for reasoned regulation of all tobacco products in the U.S. and worldwide to create a more rational environment in which toxicity reduction rather than marketing creativity would determine relevant market share. Star also testified before the WHO Scientific Advisory Committee on Tobacco Product Regulation on February 1, 2001, and again reiterated its support for reasoned world-wide tobacco regulation within the FCTC proposed structure. On February 27, 2005 the FCTC went into effect. Although the U.S. signed the FCTC last May, the White House has not sent the treaty to the Senate for ratification. The State Department has reported that it is reviewing the FCTC for legal issues, particularly those impacting on “commercial free speech”. The U.S. has opposed the blanket advertising prohibitions in the FCTC, although prior to promulgation of the FCTC, nations with commercial free speech protections could opt out of that provision in the treaty and still be a signatory to the FCTC. To date, although 168 nations have signed the FCTC, only 57 nations have ratified this comprehensive document. It has been reported that there is continuing opposition to the treaty among some U.S. tobacco companies, and certain members of Congress. A two-thirds majority of the U.S. Senate is required to approve the treaty.

UK Royal College of Physicians Statement on Tobacco Regulation and Statement On European Union Policy on Smokeless Tobacco

In December 2002, the British Royal College of Physicians issued a report titled: “Protecting Smokers, Saving Lives”. In that report, the Royal College of Physicians concluded that “the consumption of non-combustible tobacco is in the order of 10-1,000 times less hazardous than smoking, depending on the product.” In February 2003, an independent group of researchers and public health educators issued a report titled: “European Union Policy on Smokeless Tobacco – A Statement in Favour of Evidence-Based Regulation”. In the report, the researchers called on the European Union (“EU”) to reconsider an existing ban on smokeless tobacco products, in part because, “smokeless tobacco is substantially less harmful than smoking, and evidence from Sweden suggest it is used as a substitute for smoking” In 2002 Swedish Match AB challenged in Great Britain’s High Court the validity of the European Union’s ban on the sale of smokeless tobacco products in all member countries (except Sweden, which received an exemption when it joined the EU in 1992). That court stayed the proceeding and referred the challenge to the European Union’s High Court of Justice. Oral arguments were heard in September 2004, during which Swedish Match pointed out that maintaining a prohibition of the sale of snus did not take into account the development of scientific information about the relatively lesser risk associated with oral tobacco use when compared with data on smoking and disease. In December 2004 the EU High Court ruled that the prohibition, while in need of reformulation by the EU legislature, continues to be valid in principle.

Research and Development

In the mid-1990’s, Star commenced research and development activities based upon newly conceived technology for the processing of tobacco so as to substantially prevent the formation of TSNAs in cured tobacco. This technology is under exclusive license from Regent Court Technologies, LLC, a company in which Jonnie R. Williams, the technology’s inventor and the Company’s founder and current Chief Executive Officer and largest stockholder, is part owner. (See “Patents, Trademarks and Licenses.”) TSNAs are generally recognized by certain health researchers and respected scientists to be among the most potent and abundant carcinogens in tobacco and tobacco smoke. Star’s research and development activities have focused on: (1) perfecting and testing methods for processing very low-TSNA tobacco; (2) developing products that incorporate Star’s specially processed tobacco, including products for the smoked and smokeless tobacco markets; (3) establishing a patent position; and (4) developing relationships with tobacco farmers, as well as the tobacco industry, with a view to the commercialization of Star’s processes through licensing and royalty arrangements, among other vehicles, to generate income for the Company. Star’s research and development efforts culminated in the development of various aspects of the process for producing very low-TSNA tobacco and tobacco products, with respect to which Star has exclusive rights to patents as well as patent applications that are pending ( See “Patents, Trademarks and Licenses,” particularly “License Agreement with Regent Court”, beginning on page 19.)

Consistent with its efforts to cut costs, the Company deferred its research projects in the last half of 2003 and in 2004 and has not convened a meeting of its Scientific Advisory Board during this period. The Company expects to maintain its spending on research during at least the first two quarters of 2005 at a de minimus level, while it continues to concentrate on the trial of its patent infringement litigation. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products and encouraging scientists in the U.S. and Europe to pursue TSNA-related research. While its research work has been deferred as a result of its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk; to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco; and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. The extent of future research efforts will depend, in part, on the results of the RJR litigation.

StarCured® Technology

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

The StarCured® technology is applicable to Virginia flue-cured tobacco and, Star believes, to burley tobacco, and most likely to other varieties of tobacco on a broad-scale commercial basis. Star’s curing process essentially arrests or eliminates microbial activity that normally occurs during curing, thereby preventing the formation of TSNAs. The StarCured® curing technology does not, however, alter or affect taste, color or the nicotine content of tobacco. Star makes no claim or representation that the StarCured® tobacco curing process precludes the formation of any harmful chemical constituents in tobacco and/or tobacco smoke other than TSNAs. Additionally, Star makes no claim that the elimination of TSNAs reduces the risk of disease. Star has been careful not to make any health claims, directly or indirectly, because there is not yet clinical evidence to show that a reduction in these specific carcinogens in tobacco will translate into reduced health risk.

The technology for producing low-TSNA tobacco has been licensed to the Company in an agreement that grants to the Company exclusive worldwide rights with a right of sublicense. (See “Patents, Trademarks and Licenses.”) It is the Company’s objective to achieve widespread acceptance of this tobacco curing technology as a standard for the manufacture of less toxic and potentially less harmful smoked and smokeless tobacco products and, in the future, as a basis for the use of very low-TSNA tobacco in the production of smoking cessation products. This Company in the future, will be interested in working with a major pharmaceutical company to review both cessation products and a product intended to help patients who relapsed after a trial of smoking cessation to prepare for another cessation attempt, particularly if Congress mandates jurisdiction over all tobacco products to the FDA. However, as noted above, at the present time, the Company is focused on other objectives.

The Company’s commercial use of the StarCured® technology, including its role in the development of the Company’s smokeless tobacco products and Advance® low-TSNA cigarettes, is discussed in detail throughout this Item 1, including under “General”, “Segments and Products”, “Purchasing” and “Manufacturing”, above.

Prior Development of CigRx ™

In 1997, Star submitted a cigarette product that it called “CigRx™ “ to the FDA as a pharmaceutical product. The objective was to offer a product to help patients, who relapse after a trial of smoking cessation, to prepare for another cessation attempt while reducing exposure to TSNAs. At this time, Star is not aware of any other company submitting a tobacco product for FDA clearance. However, Star’s strategy has since changed, and it has advised the agency that it will not seek FDA approval for CigRx™. A Phase I study, under an FDA-reviewed protocol, was completed at the Virginia Commonwealth University under the direction of Professor William Barr, Director of the Center for Drug Studies. The study, involving male and female subjects, was a cross-over study designed to test in vivo elimination or reduction of TSNAs following the smoking of CigRx™ cigarettes compared to the subjects’ normally used cigarettes. These test cigarettes were made entirely from flue-cured Virginia tobacco with no added flavorings. The average total TSNA levels in the tobacco itself at the time of testing were about 100 parts per billion, as compared to more than 3,000 parts per billion in popular brands. As measured by the current FTC method, the CigRx™ cigarettes used in the study delivered substantially less carbon monoxide (4.8 milligrams versus 12.2 milligrams) and about half as much tar (7.0 milligrams versus 14.0 milligrams) compared to an average of the best selling full- flavored cigarettes. The study contrasted Star’s product with conventional brands in terms of breath levels of carbon monoxide, blood levels of nicotine, and urinary levels of TSNAs. On the CigRx™ product, blood nicotine levels were somewhat higher and carbon monoxide was substantially lower. Urinary levels of TSNA (as measured by NNAL) were analyzed by the American Health Foundation. The average levels of NNAL and its metabolite after nine days on the CigRx™ product were reduced substantially, consistent with published data showing that TSNAs leave the body over 90 to 120 days in an initial rapid phase and then in a slower phase during this period. The results of this study were significant in demonstrating that reductions of TSNA levels in tobacco resulted in reduced levels of TSNAs in the human body when study subjects smoked cigarettes containing tobacco with reduced levels of TSNAs.

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

In the past we maintained product liability insurance only with respect to claims that tobacco products manufactured by or for the Company contain any foreign object, i.e., any object that is not intended to be included in the manufactured product. We currently do not maintain such insurance. The product liability insurance we previously maintained did not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. The Company does not believe that insurance for health-related claims can currently be obtained. Although to date, no health-related lawsuit has ever been filed against Star, a lawsuit based upon such claims could have a materially adverse effect upon the Company.

Patents, Trademarks and Licenses

License Agreement with Regent Court

The Company is the licensee under a license agreement (the “License Agreement”) with Regent Court Technologies, LLC, of which Jonnie R. Williams, the Company’s founder and Chief Executive Officer and Francis E. O’Donnell, Jr., M.D., the beneficiary of the O’Donnell Trust, which is the Company’s largest shareholder after Mr. Williams, are the owners. The License Agreement provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to the Company, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor’s patent rights and know-how relating to the processes for curing tobacco so as to prevent the formation of TSNAs, and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereafter developed. This license includes inventions of Regent Court and its affiliates during the term of the License Agreement relating to the production, treatment or curing of tobacco, or a method of manufacturing a product containing tobacco, and of extracting one or more substances from tobacco for the purpose of incorporating such substance or substances in a product or products. Absent a material breach of the License Agreement, the Agreement will continue until the expiration of the last of the applicable patents, which includes eleven current patents and any additional patents issued to Regent Court during the term of the License Agreement. Generally, patents have a term of twenty years from the initial date of filing of a patent application. As of the date of this filing, the latest expiration date of a patent subject to the License Agreement is May 6, 2021.

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

Patents and Proprietary Rights

Under the License Agreement, the Company has exclusive rights to the issued patents listed below, which are the only U.S. patents issued to Regent Court, and related pending patent applications. The issued and pending patents cover the current technology for substantially preventing the formation of TSNAs in tobacco. Corresponding patent filings have been initiated in numerous foreign countries. There can be no assurance that patents will issue from any of the pending applications, that claims that may be allowed thereunder will be sufficient to protect the intellectual property owned or licensed by the Company, or that the Company or Regent Court has or will develop or obtain the rights to any additional products or processes that are patentable. In addition, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

The following is a summary of the U.S. patents to which the Company has rights under the license from Regent Court:

Patent Number	Date of Issue	Description	Expiration Date
U.S. Patent No. 5,803,081	09/08/1998	Method of Treating Tobacco with microwave radiation to prevent formation of nitrosamines	06/28/2016

U.S. Patent No. 5,845,647	12/08/1998	Tobacco products improved by the use of propolis	06/28/2016

U.S. Patent No. 6,135,121 (Reissued as RE 38,123 E)	10/24/2000	Tobacco Products Having Reduced Nitrosamine Content	06/28/2016

U.S. Patent No. 6,202,649	03/20/2001	Method Of Preventing Nitrosamine Formation by Treating Tobacco in Controlled Environment	12/02/2016

U.S. Patent No. 6,311,695 B1	11/06/2001	Method Of Treating Tobacco With High Frequency Energy to Prevent Nitrosamine Formation	06/28/2016

U.S. Patent No. 6,338,348 B1	01/15/2002	Method Of Treating Tobacco With Microwave Energy to Prevent Nitrosamine Formation	06/28/2016

U.S. Patent No. 6,350,479 B1	02/26/2002	Method of Administering Alcohol Extracts Of Tobacco	06/04/2019

U.S. Patent No. 6,425,401	07/30/2002	Method Of Preventing Nitrosamine Formation By Treating Tobacco in Controlled Environment	12/02/2016

U.S. Patent No. 6,569,470 B2	05/27/2003	Method of Administering Alcohol Extracts of Tobacco	06/04/2019

U.S. Patent No. 6,668,839 B2	12/30/2003	Smokeless Tobacco Products Made from Powdered Tobacco	05/06/2021

U.S. Patent No. 6,834,654	12/28/04	Smokeless Tobacco Product Made from Compressed Powdered Tobacco	05/01/2021

The Company believes that it is the world leader in curing technology that consistently produces very low-TSNA tobacco.

Employees and Consultants

As of December 31, 2004, the Company employed approximately 180 full-time employees compared to 199 as of December 31, 2003. The net reduction of 19 persons resulted from normal attrition, restructurings of the sales force and a reduction of manufacturing personnel at the Company’s Petersburg, Virginia manufacturing facility.

From time to time, the Company engages temporary personnel to augment its regular employee staff. Further, the Company utilizes the services of consultants, scientific and technical experts and from time-to-time independent contractors to provide key functions in the scientific, medical, public health care, compliance, technological, legal, communications, financial and related areas. The use of such outside providers enables the Company to secure unique expertise on both a formal and informal basis in a wide variety of areas that it might otherwise not be in a position to secure or which it would otherwise be required to secure through the hiring of many additional Company-employed personnel at potentially greater cost to the Company. Substantially all of the Company’s research and development efforts have been, and are expected to continue to be, conducted pursuant to contractual arrangements with universities, scientific, medical and public health consultants and independent investigators and research organizations.

Additional Information

The Company’s website is www.starscientific.com. The Company makes its periodic Annual Report on Form 10-K and quarterly reports on Form 10-Q and current (Form 8-K) reports available, free of charge, on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information and links provided on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this report.

Factors That May Affect Future Results

The Company’s business has been operating at a loss for the past three years and continues to use more cash than is being generated from operations; absent improving results of operations, we may need to raise additional capital in 2006 to meet working capital and MSA escrow obligations.

The Company has been operating at a loss for the past three years. In addition, the Company is required to make annual MSA escrow payments that are not accounted for in working capital. The Company expects this year’s total escrow deposits (which are due in April 2005 for 2004 sales) to be approximately $4 to 5 million based on its prior payments, a decrease in total cigarette sales in 2004 and its efforts to limit sales in MSA states. Given the Company’s fund raising efforts in 2004 and 2005, the Company believes that with continued improved performance of its cigarette business, it will have sufficient capital at least into the second quarter of 2006 to support its operations.

However, the ability of the Company to operate at a profit and generate positive cash flow from operations over the long term is largely dependent upon the success in improving the results of its cigarette operations, its litigation with RJR, its successful marketing and/or licensing of the Company’s StarCured® tobacco and its smokeless products by itself or through arrangements with third parties other than B&W. The likelihood of the Company successfully expanding its discount cigarette business, concluding its litigation with RJR, and/or successfully marketing its smokeless products in the near future is difficult to predict. While management believes that its sales plan and cost cutting measures for its smoked tobacco business will be successful, failure to achieve profitability would likely require that the Company seek additional sources of equity funding in the future. This could result in significant dilution to the existing shareholders. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Also, there can be no guarantee that the Company will be able to obtain sufficient capital or that, if it can raise the capital, the terms would be acceptable to the Company. Failure to improve operations or obtain additional capital could result in the Company not being able to meet its working capital obligations, which would have a substantial adverse effect on the Company’s financial condition, results of operations and prospects.

Our cigarette business, which has generated a substantial majority of our revenues in the past, continues to experience declines in shipments as well as increased market pressures and we may not be able to reverse this trend.

A substantial majority of our revenues historically has been derived from sales of our discount cigarettes which are sold though Star Tobacco, Inc. (“ST”), our wholly owned subsidiary. Since 2000, however, our discount cigarette business has experienced a significant decline in sales, partly caused by intensified pricing competition from foreign manufacturers (see “Competition from other tobacco companies has adversely affected us and may continue to do so”).

Despite our efforts to reenergize cigarette sales, shipments in 2004 continued to fall and we face potential and actual increases in regulatory and excise tax costs. Accordingly, we cannot guarantee we will be able to reverse the downward trend in our cigarette business. Notwithstanding the declining performance of our discount cigarette business, we will continue to focus our principal efforts on the sale of discount cigarettes in the four non-MSA states for the foreseeable future. At the same time, we will continue to evaluate the prospects for our cigarette business in general and in particular, sales in MSA states, given the additional regulatory and MSA burdens of operating in those states.

In addition, we must pay a substantial portion of our gross profits on cigarette sales into escrow in April of each year to meet our obligations under the MSA. Because the funds deposited into escrow are not available to meet our other cash needs, even if we were able to generate net income from our cigarette business, we would not necessarily generate positive cash flow from operations, when taking into account these escrow payments. Additionally, we are required to make new payments beginning in 2005 for the tobacco farmer buyout program which were not required in previous years. This program will add a cost of approximately $0.50 to each carton of cigarettes sold by us effective January 1, 2005 and a comparable cost for smokeless products. It is likely to take more than one year to assess the affect the buyout may have on tobacco cultivation and sales.

If we are not able to increase our revenues and gross profits from cigarette sales, our ability to earn net income and generate positive cash flow from operations will depend on our ability to grow our revenues from royalties and sales of our smokeless tobacco products, which have provided only de minimis revenues to date.

Our prospects for success as a technology-oriented tobacco company with a mission to reduce toxins in tobacco leaf and tobacco smoke are dependent, over the long term, on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products, as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers

We have previously announced our plan to concentrate our long-term efforts on our very low-TSNA smokeless tobacco products, our receipt of royalty fees for hard tobacco products and on licensing our patented technology for producing low-TSNA tobacco. However, to date these royalties and sales of our smokeless tobacco products have been de minimis.

Beginning in September 2001, we introduced three new smokeless tobacco products, Stonewall® moist and dry snuffs and ARIVA® hard tobacco cigalett® pieces. Beginning in the second quarter of 2003, we began a commercial test market of a new, non-fermented spit-free® “hard tobacco” product for moist snuff users, called STONEWALL Hard Snuff®. By the end of 2004, STONEWALL Hard Snuff® was available in approximately 7,000 locations that have significant sales of smokeless tobacco products. Given the Company’s decision to focus on hard snuff smokeless tobacco products, the Company has discontinued manufacturing Stonewall® moist snuff and is not actively marketing Stonewall dry snuff.

To date, sales of our smokeless products have been slower than expected, in part, we believe, due to the lack of consumer awareness of those products, particularly ARIVA® and STONEWALL Hard Snuff® and lack of sufficient capital to increase consumer awareness of and acceptance of those products. It is not certain whether our low-TSNA smokeless tobacco products will be accepted by the markets in sufficient volume to support our operations. Adult tobacco users may decide not to purchase our products due to taste or other preferences, or because of the extensive health warnings contained on the packaging for our products. Our efforts to successfully market ARIVA® and STONEWALL Hard Snuff® will require the expenditure of substantial funds, which we will need to obtain from external financing, the availability of which cannot be assured, and ultimately these products may not be accepted in the national marketplace.

If the Company is not successful in its efforts to offer very low-TSNA smokeless tobacco products to adults as alternatives to cigarettes and other smokeless products or generate revenue through the technology to which we are the exclusive licensee, we will not have sufficient sales of other products to offset declining cigarettes revenues. This would adversely affect our sales volumes, operating income and cash flows, as well as our ability to pay our debts.

The combination transaction between RJR and B&W. may impact negatively upon the Company

On July 30, 2004, RJR, a subsidiary of B&W, and certain of their affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the parent of B&W. Star and B&W have been party to multiple, substantial commercial relationships for a number of years, and Star and RJR are involved in significant patent infringement litigation that began to be tried in U.S. District Court on January 31, 2005. In the pending patent litigation described herein RJR took the position that the new operating entity established as a result of this combination transaction assumed all of the rights and obligations under the agreements previously entered into between Star and B&W, and moved to dismiss the case on this basis. After full briefing the Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign the Star/B&W agreements to the new subsidiary, and that Star had not consented to the assignment. The Court further found that the de facto merger doctrine did not apply. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations did not impact on the claims asserted in the present litigation.

We have important relationships with B&W which, if not continued, could adversely impact on us

We currently have important business relationships with B&W, including licensing and royalty agreements relating to the sales of Advance®, the purchase of StarCured® tobacco and other low-TSNA tobacco, and the financing of curing barns.

Under our Restated Master Agreement with B&W, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we owe B&W approximately $20 million of long-term debt, with no interest accruing, or principal payments required through December 31, 2005. Beginning January 1, 2006, interest accrues at prime plus 1% and interest and principal are payable in 96 monthly installments. The debt is secured by tobacco leaf inventory, tobacco curing barns, and a first priority security interest in our intellectual property. Once the outstanding loan balance is reduced to $10 million, the collateral will be released by B&W. As of the end of 2004, we also had an accounts payable obligation to B&W in the amount of $8,184,875. Payments on this obligation began in January 2005 and are due in monthly principal payments of $250,000 plus monthly interest payments at prime plus 1% on the outstanding balance.

Pursuant to a Hard Tobacco Agreement entered into with B&W in April 2001, B&W began to test market a hard tobacco product named Interval ® in Louisville, Kentucky on December 15, 2003 and a similar dissolvable hard tobacco product in the summer of 2004. In December 2004, Star was notified by RJR that the test market was not successful and that, as a result, the Hard Tobacco Agreement was terminated. The Hard Tobacco Agreement had provided for B&W’s forgiveness of one-half of the then-outstanding indebtedness to B&W if B&W determined that its test market of a hard tobacco product under that agreement was successful, and forgiveness of all of the remaining debt if and when B&W introduced a hard tobacco product into distribution in retail locations in 15 states. With the termination of that agreement, Star is required to begin paying off this indebtedness in January 2006.

In the past, B&W has purchased significant quantities of StarCured® tobacco from us, which we in turn have purchased from participating StarCured® farmers. B&W did not purchase tobacco from us in 2004 and is not expected to purchase tobacco from us in 2005. In the future, we would like to resume purchasing tobacco directly from our participating StarCured® farmers, although our agreement with B&W does not require it to purchase StarCured® tobacco from us in the future.

In recent years, B&W has granted us a number of concessions under our agreements, including deferring interest and principal payments, consenting to our incurrence of additional indebtedness and agreeing to modify the Hard Tobacco Agreement to allow us to pursue similar licensing arrangements with third parties. B&W’s failure to grant us similar concessions in the future could have a number of adverse consequences, including restricting our pursuit of business opportunities with B&W or third parties, limiting our ability to raise funds through debt financing and requiring payment of our obligations to them in circumstances where we may not have sufficient funds available to do so.

We are dependent on the domestic tobacco business

All of our revenue for discount cigarette sales during 2000-2004 was derived from sales in the United States. The U.S. cigarette business has been contracting in recent years and pricing pressures in the discount cigarette business have been increasing. As the U.S. cigarette market continues to contract, this trend could adversely affect our sales volumes, operating income and cash flows. The market for smokeless products is much smaller than the market for smoked tobacco products, and all of the revenue for smokeless tobacco product sales to date have been derived from sales in the United States, except for de minimis amounts of ARIVA® sold in Bermuda, Turkey and Norway. Accordingly, we do not currently have access to foreign markets to offset the impact of the declining U.S. markets.

Competition from other tobacco companies could adversely affect us

The tobacco industry is highly competitive. Our primary competition for conventional cigarettes has been the “major” cigarette manufacturers, each of which has substantially greater financial and operating resources than we do. We have encountered significant competition from several other smaller U.S. manufacturers of cigarettes, as well as importers of cigarettes manufactured in foreign countries. Many of these manufacturers and importers have substantially greater financial, manufacturing, marketing and other resources than we do. STONEWALL Hard Snuff® competes with major smokeless manufacturers, and in the case of ARIVA®, with traditional cigarette manufacturers, because ARIVA® is positioned as an alternative to cigarettes in situations where adult cigarette users cannot or choose not to smoke. Those companies generally have substantially greater financial and operating resources than we do. Also, these companies have a more established presence in the smokeless tobacco industry than we do.

Tobacco companies may use low-TSNA tobacco that does not infringe on the technology to which we are the exclusive licensee or develop technology for low-TSNA tobacco that could make our technology obsolete.

Virtually all flue-cured tobacco grown in the U.S. since 2001 has been cured in a manner to reduce the levels of TSNAs. At least one other tobacco company has begun to incorporate low-TSNA tobacco into its cigarettes products and others have begun to purchase low-TSNA tobacco and are expected to incorporate that tobacco in their products. If competitors produce low-TSNA tobacco that does not infringe on the technology to which we are the exclusive licensee, or develop other tobacco products with less toxins that can compete with our very low-TSNA products, this could adversely affect our operating income and cash flows. Additionally, competitors may develop new technology for low-TSNA tobacco that could make our current technology obsolete.

The tobacco industry is subject to substantial and increasing regulation and taxation

Various federal, state and local laws limit the advertising, sale and use of cigarettes and smokeless tobacco products, and these laws have proliferated in recent years. If this trend continues, it may have material and adverse effects on our sales volumes, operating income and cash flows. In addition, cigarettes and smokeless tobacco products are subject to substantial and increasing excise taxes. The federal excise tax on cigarettes rose from $.34 per pack in 2000 to $.39 per pack in 2002. The federal excise tax on smokeless tobacco products is substantially lower ($0.585 per pound). A number of states have recently considered an increase in state excise taxes on smokeless tobacco products. While several states have no excise tax on smokeless products, tax rates in other states vary considerably. For example, the states of Alabama and North Dakota tax smokeless products at a rate of ¾ of 1 cent per ounce and 16 cents per ounce, respectively, while the states of North Carolina and Oregon impose an excise tax of 2% and 65% of wholesale cost, respectively. Present state excise taxes for cigarettes range from $0.03 per pack in Kentucky to $2.46 per pack in Rhode Island. Increased excise taxes may result in declines in overall sales volume. This result could adversely affect our operating income and cash flows. In addition, several states have imposed additional fees on cigarettes sold by manufacturers who are not signatories to the MSA or who have not previously entered into settlements with the non-MSA states. Such additional fees could adversely impact on our sales volumes and cash flows. (See Item 1 “Tobacco Master Settlement Agreement” and “State and Municipal Laws” for a more complete discussion of these issues).

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

In late 2004, tobacco quota buyout legislation was enacted into law which requires all tobacco manufactures to pay for the cost of the buyout over the next ten years. Beginning in January 2005, we believe this will add approximately $0.50 cost per carton for our cigarette products and a comparable cost for smokeless tobacco products. The Company, and other tobacco manufacturers have increased prices to cover this cost. While the increased cost could have a negative impact on purchases of cigarettes by consumers, the impact of this added cost is expected to be proportional across the industry.

We have substantial obligations under state laws adopted under the Master Settlement Agreement

We have an obligation to place in escrow accounts an amount equal to $1.88 per carton for 1999, $2.09 in 2000, $2.72 in 2001-2002, $3.35 in 2003-2006 and $3.77 thereafter, for sales of cigarettes occurring in the prior year in each MSA Settling State. An inflation adjustment is also added to these deposits at the higher of 3% or the Consumer Price Index each year. For sales in 2004, the total escrow cost per carton is $4.03. The failure to place such required amounts into escrow could result in severe penalties to us and potential restrictions on our ability to sell tobacco products within particular states. Because of this escrow requirement, a substantial portion of our net income from operations has been unavailable for our use and the amount required to be placed in escrow for each carton sold may exceed the net cash flow generated by each carton sold. As a result, we have experienced negative cash flows from operations, which, among other things, has affected our ability to apply the capital generated from our present cigarette sales to the further scientific development of less toxic and potentially less hazardous tobacco products and to the growth of our business. In addition, the escrow obligations will impede our ability to distribute dividends to our stockholders.

We have tried to mitigate the costs of the MSA by focusing our field sales force and our efforts on increasing market share in states that were not participants in the MSA, among other approaches. The MSA States have taken the position that the Company is responsible to escrow funds for any sales in MSA States whether made by ST directly or by a third party to whom ST has sold product. The Company is in full compliance for escrow obligations through 2003 and currently has approximately $34 million in escrow. However, the Company will be required to deposit escrow for both direct and indirect sales in 2004 by April 15, 2005. The Company expects that these amounts will be approximately $4 to 5 million based on information which the Company has on direct sales, and given the level of indirect sales by its customers to MSA states in prior years. If the Company fails to deposit the required escrow, it will be subject to substantial penalties.

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

The Company in 2004 was notified that its 2001 federal income tax return has been selected for examination by the Internal Revenue Service. No action has currently taken place with regard to this audit. Except for the item discussed below, the impact of the IRS examination on the Company’s financial condition, results of operations and cash flow, if any, cannot be ascertained at this time.

During 2002, the Company submitted to the IRS a request for a Private Letter Ruling asking that the IRS rule on the deductibility of funds placed in escrow under the MSA. The Company has taken the position on its 2001 and later federal and state income tax returns that the payment to the escrow account under the terms of the MSA is a current expense. Additionally, the Company filed claims for refunds of taxes paid in prior years based upon the deductibility of these escrow payments. During 2002 and 2003, the Company received a total of $12.6 million in federal and state refunds relating to such claims. During 2004, the Company received an additional $1.4 million in state refunds relating to such claims.

If the IRS determines that it will not grant the Company’s ruling request, the Company anticipates that it will withdraw the request. Further, if upon examination, the IRS rules against the Company with respect to the claimed deductions, the Company expects that it will challenge any such determination through the Appeals process up to and including the US Tax Court to seek a final determination with respect to this issue. While the Company believes that its position is reasonable and supported by the statute and IRS Regulations, the outcome of these proceedings cannot be predicted. Ultimate resolution of this matter, should the IRS rule adversely, is not anticipated until 2006, at the earliest.

If it is ultimately determined that the Company’s treatment of the payments into escrow is not a current deduction for tax purposes, it is expected that the Company’s existing carryback claims net of operating loss deductions will be sufficient to offset any additional tax due for the years in question, given the extent of the Company’s recent losses. Further, the Company would be subject to interest and possibly certain penalties. However, those amounts would also be subject to being offset by the Company’s existing carryback claims to the extent available, and we would contest the assessment of any penalties should these occur.

We may be assessed additional sales and use taxes by the Commonwealth of Virginia

In a letter dated October 7, 2004, the Company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to the Company and that the sales and use tax assessment plus penalties and interest together, as of October 7, 2004, totaled approximately $988,000. The Company continues to challenge this assessment and has filed a request for reconsideration with the Commissioner of Taxation, and is prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While the Company is optimistic that its request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed the Company will be required to pay the tax, penalties and interest due.

Lawsuits may affect our profitability; we have limited insurance coverage

We are not, nor have we ever been, named as a defendant in any legal proceedings involving claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects relating to the use of our tobacco products. While we believe that the risk of being named a defendant in such a lawsuit is relatively low, we may be named as a defendant in the future as there has been a noteworthy increase in the number of these cases pending. Punitive damages, often in amounts ranging into the hundreds of millions, or even billions of dollars, are specifically pleaded in a number of these cases in addition to compensatory and other damages. In the past, we maintained product liability insurance only with respect to claims that tobacco products manufactured by or for us contained any foreign object, i.e. any object that is not intended to be included in the manufactured product. We currently do not maintain such insurance. The product liability insurance we previously maintained did not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that such insurance currently can be obtained. Accordingly, our inclusion in any of these actions or any future action could have a material and adverse effect on our financial condition. In addition, beginning in 2001, we embarked on the test market and distribution of new smokeless tobacco products. To the extent the sale and distribution of such products results in any health-related claims, such claims could have a material and adverse effect on our financial condition.

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

Litigation, which could result in substantial cost, may also be necessary to enforce any patents to which we have rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights which may affect our rights. There are always risks in any litigation. U.S. patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. We may also have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of an invention, which could result in substantial cost. In particular, we are currently prosecuting patent infringement claims against RJR in a consolidated action in the United States District Court for the District of Maryland. In the coming months, we anticipate increases in general and administrative costs in connection with the continued prosecution of our patent infringement lawsuits. Moreover, the mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material and adverse effect on our business and prospects. (See the discussion of the RJR and Philip Morris litigation in “Legal Proceedings”.)

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

The Company’s success depends in large part on its ability to attract and retain, on a continuing basis, consulting services from highly qualified scientific, technical, management, financial and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain the personnel necessary for the development and operation of its business or that given the losses that the Company has suffered over the past three years that it will have the financial ability to do so. The loss of the services of its key personnel or the termination of its contracts with independent scientific and medical investigators could have a material and adverse effect on the Company’s business.

Management and significant stockholders can exercise influence over the Company

Based upon stock ownership as of March 14, 2005, our executive officers, directors and their associates, own an aggregate of approximately 30.3% of our outstanding shares. As a result, these persons acting together may have the ability to control matters submitted to our stockholders for approval and to control the management and affairs of the Company. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, impede a merger, consolidation, or takeover or other business combination, or discourage a potential acquirer from attempting to obtain control. This concentration of control could also have a negative effect on the market price of our shares.

Our stock price has been and may continue to be volatile and an investment in our common stock could suffer a decline in value

The trading price of the shares of our common stock has been and may continue to be highly volatile. During 2004, our stock has traded at prices ranging from $1.70 on January 14, 2004, to $6.84 on November 23 and 24, 2004. We receive only limited attention by securities analysts and may experience an imbalance between supply and demand for our common stock resulting from low trading volumes. The market price of our common stock may fluctuate significantly in response to a variety of factors, most of which are beyond our control, including the following:

•	developments related to our patents or other proprietary rights, including developments in our litigation against RJR;

•	developments in our efforts to market smokeless tobacco products;

•	announcements by us or our competitors of new products, technological innovations, contracts, acquisitions, financings, corporate partnerships or joint ventures;

•	negative regulatory action or regulatory approval with respect to our products or our competitors’ products; and

•	market conditions for the tobacco industry in general.

The stock market has, from time to time, experienced extreme price and volume fluctuations, which have particularly affected the market prices for small companies and which have often been unrelated to their operating performance. These broad fluctuations may adversely impact the market price of our common stock. In addition, sales of substantial amounts of our common stock in the public market could lower the market price of our common stock.

Future sales of our common stock would have a dilutive effect on current stockholders

If we sell shares of our common stock in future financings, our stockholders would experience dilution.

Our research & development efforts may not result in commercially viable products and may continue to be curtailed by our lack of available research funds

Consistent with its efforts to cut costs, the Company deferred certain research projects in the last half of 2003 and in 2004. The Company expects to maintain its spending on research during at least the first two quarters of 2005 at a de minimus level, while it continues to concentrate on the preparation for the ongoing trial of its patent infringement litigation. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred as a result of its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. The Company hopes to renew its research and development efforts in 2005, subject to the availability of funds. However, such research may not result in new products reaching the market, or in any improvements to our current products. This could occur for a number of reasons, including if potential new products:

•	fail to receive any necessary regulatory approvals on a timely basis or at all;

•	are precluded from commercialization by proprietary rights of third parties; or

•	are uneconomical or fail to achieve market acceptance.

Failure to develop new products or to improve our current products could have a material and adverse impact on our net sales, operating income and cash flows.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed.

Due to the nature of and the time necessary to effectively remediate each of the significant deficiencies identified in Item 9A of this report, we are not submitting our management report and our auditor’s report on the effectiveness of our internal controls over financial reporting with this report, but will do so within the time permitted under the SEC’s exemptive order issued on November 30, 2004 by the filing of a Form 10-K/A on or before May 2, 2005. We have dedicated internal resources, engaged outside consultants and adopted a detailed work plan so that we may complete our internal control assessment within this timeframe. However, we can provide no assurance as to our ability to complete all components of this work plan in a timely manner. The inability for us to timely complete all components of the work plan could prevent our management from concluding that the Company’s internal control over financial reporting is effective. Such a negative result could cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

An additional 5,600 square feet of office space is currently being leased by the Company in Bethesda, Maryland, pursuant to a lease expiring in November 2005. This additional space houses executive, administrative, legal and scientific offices. This location in Bethesda was selected to afford Star’s scientific and medical consultants access to the FDA, National Institutes of Health and the U.S. National Medical Library, as well as access to Congress, the Executive branch of government and the various Federal agencies in the greater Washington, D.C. area.

The Company leases two adjacent buildings and parcels of land in Chase City, Virginia. The first property consists of seven acres of land and an approximately 100,000 square foot building thereon in Chase City, Virginia, which is used in processing tobacco utilizing the Company’s StarCured® tobacco curing method and for manufacturing ARIVA®, Stonewall® dry snuff and STONEWALL Hard Snuff®. The Company has approximately five years remaining on a ten-year lease for this property, and it has an option to purchase the property at any time during the term of the lease.

The second Chase City property has approximately 91,000 square feet of warehouse/manufacturing space and 9,000 square feet of office space and is located on approximately nine acres of land. This facility was purchased during 2002 by the Mecklenburg and Chase City Industrial Development Authorities and renovated to Star’s specifications. The Company has approximately seven years remaining on a ten-year lease and has an option to buy the property at any time during the lease.

The Company believes its manufacturing facilities will allow it to respond to the demand for its smokeless products, its tobacco receiving needs, as well as the demand for cigarette products into the foreseeable future.

Item 3. Legal Proceedings

In May 2001, Star filed a patent infringement action against RJR in the United States District Court for Maryland, Southern Division to enforce Star’s rights under U.S. Patent No. 6,202,649 (‘649 Patent), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the’649 Patent, and on August 27, 2002 the two suits were consolidated.

In April 2003, the parties filed dispositive Motions for Summary Judgment. Star filed a Motion for Summary Judgment on Claim Construction and Definiteness, and RJR filed six Motions for Summary Judgment asserting various defenses. Pursuant to an Order dated September 15, 2003, the Court appointed a Special Master to prepare Reports and Recommendations (“R&Rs”) for the Court on Star’s Motion for Summary Judgment and five of RJR’s six Motions for Summary Judgment. The Special Master issued R&Rs on all six of the Summary Judgment Motions and on March 31, 2004, the Court issued final rulings on five of the six Summary Judgment Motions. In its rulings, the Court adopted without modification the Special Master’s R&R’s, which recommended that the Court deny RJR’s Summary Judgment Motions, and that Star’s Motion for Summary Judgment on claim construction and definiteness be granted in part and denied in part. The Court also issued an order denying RJR’s Motion for Summary Judgment seeking to limit Star’s damages claim. On June 24, 2004, the Court issued a final order adopting without modification the last RJR Summary Judgment Motion and adopted without modification the Special Master’s R&R, which recommended that the Court deny the Summary Judgment Motion.

On August 17, 2004, Star was informed that the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis. Judge Garbis over the next several months issued a series of orders concerning various aspects of the case. These orders set an initial trial date of January 24, 2005, permitted additional discovery of certain defenses raised by RJR and the filing of two additional Motions for Summary Judgment. Subsequently, the Court ordered that it would bifurcate RJR’s defense of inequitable conduct before the patent office and would have that defense tried before Judge Garbis beginning on January 31, 2005. That portion of the case was tried during the period January 31, 2005 to February 8, 2005. At the conclusion of the bench trial, the Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it rules on two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005. If the Court denies RJR’s inequitable conduct defense and the motions for summary judgment, then the Company expects that the remainder of the case will be set for a jury trial shortly thereafter. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit.

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

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115. The Company applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, the Company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to the Company and that the sales and use tax assessment plus penalties and interest together, as of October 7, 2004, totaled approximately $988,000. The Company continues to challenge this assessment and has filed a request for reconsideration with the Commissioner of Taxation, and is prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While the Company is optimistic that its request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed the Company will be required to pay the tax, penalties and interest due. The Company does not believe that it is probable that an obligation has been incurred and, as a result, no amounts have been accrued for this cost in the accompanying financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

On December 3, 2004, Star held its annual meeting of stockholders. The matters voted upon at the meeting and the corresponding results are set forth below.

1.	The election of five directors to hold office until the next meeting of stockholders and until their respective successors have been elected or appointed:

NOMINEE	FOR	WITHHOLD
John R. Bartels, Jr.	61,187,383.480	666,147.000
Whitmore B. Kelley	61,183,786.480	689,744.000
Paul L. Perito	61,251,194.480	622,336.000
Leo S. Tonkin	61,143,066.480	730,464.000
Jonnie R. Williams	61,293,014.480	580,516.000

2.	Stockholder ratification of the appointment of Aidman Piser & Company, P.A. as independent auditors to audit the Company’s 2004 financial statements.

FOR	AGAINST	ABSTAIN	BROKER NON- VOTE
38,034,484.480	1,560,334	862,079	0

3.	Amendment of 2000 Equity Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
61,822,690.480	38,557	12,283	21,416,659

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The common Stock of the Company (the “Common Stock”) is traded on the NASDAQ National Market System under the symbol “STSI.” Set forth below are the high and low sales prices for each full quarterly period during 2003 and 2004, as reported by NASDAQ. From time to time, during the periods indicated, trading activity in the Common Stock was infrequent. As of March 1, 2005, there were approximately 762 registered holders of Common Stock.

2004	High	Low
First Quarter	$5.10	$1.70
Second Quarter	$4.99	$2.50
Third Quarter	$6.49	$3.25
Fourth Quarter	$6.84	$4.12

2003	High	Low
First Quarter	$2.69	$1.98
Second Quarter	$2.60	$1.12
Third Quarter	$1.73	$0.80
Fourth Quarter	$1.25	$0.89

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

Unregistered Option Grants

In 2004, Star granted its directors and certain employees and consultants (the “Purchaser Class”) options to purchase Star’s Common Stock as described in Star’s Quarterly Reports on Form 10-Q filed during 2004 or during the fourth quarter as described below. All options described below were granted under the Star Scientific, Inc. 1998 Stock Option Plan or the Star Scientific, Inc. 2000 Equity Incentive Plan. On October 28, 2004 options for 50,000 shares of common stock with an exercise price of $5.03, were granted to one member of the Purchaser Class in a private offering in accordance with Section 4(2) of the Securities Act of 1933 as amended and on November 20, 2004, options for 25,000 shares of the Common Stock, with an exercise price of $6.25, were offered to one member of the Purchaser Class in a private offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The selected consolidated financial data of the Company, for and as of the end of each of the periods indicated in the five-year period ended December 31, 2004, have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements of the Company, including the notes to those consolidated financial statements contained elsewhere in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Net Sales	$66,657	$73,259	$158,192	$174,783	$223,051
Cost of goods sold (excludes federal excise tax)	16,021	20,425	77,016	79,548	93,952
Gross Profit	14,557	16,297	26,719	36,413	45,508
Operating income (loss)	(15,956)	(14,104)	(4,852)	4,564	17,648
Net income (loss)	(16,576)	(16,661)	(4,358)	3,061	10,041
Basic income (loss) per share	(0.27)	(0.28)	(0.07)	0.05	0.17
Diluted income (loss) per share	(0.27)	(0.28)	(0.07)	0.05	0.17
Weighted average shares outstanding	62,137	59,719	59,729	59,741	59,008

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	7,703	0	14	3,085	16,747
Property, plant & equipment	15,182	18,877	21,353	21,577	27,401
MSA escrow funds	33,396	27,024	33,482	28,444	11,605
Total assets	69,517	60,305	89,299	79,339	69,467
Long-term obligations	34,227	31,637	31,028	29,818	13,272
Stockholders’ equity (deficit)	23,330	9,049	24,783	28,524	25,276

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion provides an assessment of our consolidated results of operations, capital resources, and liquidity and should be read together with the financial statements and related notes included elsewhere in this report. This discussion includes forward-looking statements based on current expectations that involve risks and uncertainties and should be read together with the discussion under the captions “Factors That May Affect Future Results” and “Note on Forward-Looking Statements” elsewhere in this report.

Overview

Company	Mission

Our long-term focus continues to be the research, development and sale of products, particularly very low-TSNA smokeless tobacco products, that expose adult tobacco users to lower levels of toxins, as well as licensing of our very low-TSNA technology. Our overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. We fully accept the evidence that links smoking tobacco with a variety of diseases and premature death and believe it is highly unlikely that the health risks of smoked tobacco can be completely eliminated and that no safe cigarettes will ever be manufactured. We believe we were the first company to state unequivocally that “there is no such thing as a safe cigarette”. Further, we were the first company to affix to the back of the package of our first premium low-TSNA product, Advance®, a package “onsert” which contained not only scientifically verified comparative content data, but also additional health warnings. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other conventional tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, we believe we have a corporate responsibility to continue our research and development efforts to manufacture tobacco products in the least hazardous manner possible, given available technology, particularly through the StarCured® tobacco curing process. While we have deferred our research projects because of cost-cutting efforts necessitated by our lack of available working capital, we expect to renew those efforts after the completion of the trial in our patent infringement lawsuit against RJR, although the extent of future research efforts will depend, in part, on the results of the RJR litigation.

We believe we have the technology, through our exclusive patent licenses, to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to the lowest possible levels (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below) and have demonstrated that our method for curing tobacco using the StarCured® tobacco curing process can be scaled up to meet broad commercial needs in the United States and abroad. Our focus on very low-TSNA, non-fermented smokeless tobacco products (in addition to licensing of our technology) is based, in part, on the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens.

Over the last several years, we have expended significant effort and money on the development of our very low-TSNA tobacco and smokeless tobacco products, our patent infringement litigation against RJR, and our attempts to market our smokeless products. While product licensing royalties and smokeless tobacco sales were de minimis during 2003 and 2004, we will continue our efforts to develop and sell smokeless tobacco products and enter into licensing arrangements for such products.

Prospects for Our Operations

We experienced a reduction in revenue and gross margins in 2004, as well as a net loss of $16.6 million. Our prospects are dependent, in the near term, on our ability to improve the performance of our discount cigarette business; and, in the longer term, on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and, in particular, on our ability to begin generating significant revenues through royalties on the patented tobacco curing process to which we are the exclusive licensee, including through success in our pending patent litigation against RJR.

The recurring losses generated by our operations continue to impose significant demands on our liquidity. During 2004, we raised $38.0 million through the sale of a convertible debenture and shares of common stock. As of December 31, 2004, we had net working capital of approximately $5.6 million and on February 25 and February 28, 2005, we entered into a Securities Purchase and Registration Rights Agreement for the sale of 3.6 million shares of common stock, together with 9-month warrants, with an exercise price of $5.00 per share, for an additional 3.6 million shares of common stock. We received aggregate proceeds of $18.0 million for the sale of shares and we have the potential for the receipt of an additional $18.0 million in aggregate proceeds, if the warrants are exercised in 2005 prior to their expiration, although any decision to exercise the warrants is not within our control and will depend primarily on the performance of our stock price during the remainder of the year.

With the proceeds of the recent financings and the improving margins in the second half of 2004 in the cigarette business, we anticipate that we will have sufficient funds to support our operations at least into the second quarter of 2006. However, absent the successful completion of our patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, we expect that we would need to pursue additional sources of funds during or after the second quarter of 2006. We began the trial of our patent infringement litigation in January 2005, and assuming we are successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment Motions, we expect to complete the trial of our patent infringement case shortly after the Court rules on the outstanding defense and Motions for Summary Judgment. Also, we expect to continue to pursue opportunities for licensing our smokeless tobacco products and expanding our sales and marketing efforts, particularly if we obtain additional funds during 2005 from the exercise of outstanding warrants. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Our inability to improve operations or to raise funds during or after the second quarter of 2006 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

Discount Cigarettes. Since 2000, our discount cigarette business has experienced a significant decline in sales, partly caused by intensified pricing competition from foreign manufacturers. In addition, a substantial portion of our gross profits on cigarette sales must be paid into escrow to meet our obligations under the MSA. ST’s cigarettes are sold through approximately 129 tobacco distributors throughout the United States, although we have sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas, where we do not incur escrow obligations under the MSA.

We have taken a number of steps in recent years to address these negative trends, including the implementation of a promotional program at the retail level and a separate wholesale pricing promotion, which were terminated in June 2004, as well as the successful restructuring of our senior sales management team in Texas. In addition, beginning in January 2003, we began manufacturing our cigarettes at our own facility and we lowered the cost of the tobacco and filters.

Despite these efforts, cigarette sales and associated gross profits have continued to generally trend downward over the last several years, particularly when consideration is given to the Company’s MSA escrow requirements. Increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have also impacted on the sales of discount cigarettes. Moreover, there continues to be significant competition in the non-MSA states and pressures on the cigarette industry in general. While our sales have decreased on a year-to-year period, the volume of sales for the last three quarters of 2004 has remained relatively stable from quarter-to-quarter. Also, since mid-2004 we have improved the margins on sales of cigarettes and those margins have remained relatively stable. While the recently enacted Federal buyout legislation for tobacco quota will have an approximately $0.50 per carton impact on cigarette prices beginning January 1, 2005, and a corresponding effect on sales of smokeless products, Star along with the rest of the industry has raised prices to cover these anticipated costs. It is likely to take more than one year to assess the affect the buyout may have on tobacco cultivation and sales, although the elimination of price supports and limits on tobacco cultivation is expected to result in lower prices for domestically grown tobacco leaf which could, in turn, result in a further reduction of the cost of tobacco used in the Company’s cigarettes.

Notwithstanding the challenges facing our discount cigarette business, we will continue to focus our principal marketing efforts on the sale of discount cigarettes in the four non-MSA states for the foreseeable future. At the same time, we will continue to evaluate the prospects for the cigarette business in general and, in particular, sales in MSA states given the additional regulatory and MSA burdens of operating in those states.

Licensing. We have an exclusive, worldwide license from Regent Court Technologies, LLC under eleven patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process, as discussed herein, involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. We continue to pursue means of collecting royalties with respect to this curing technology, including through arrangements described below and our patent infringement litigation against RJR, as described in greater detail in Part I, Item 3 “Legal Proceedings” above.

Pursuant to the Hard Tobacco Agreement entered into with B&W in April 2001, B&W engaged in a test market of a hard tobacco product using our very low-TSNA smokeless tobacco. However, B&W notified us in December 2004 that the test market was not successful and that, as a result, they were terminating the Hard Tobacco Agreement. We have generated only de minimis revenues from royalties on the sale of smokeless tobacco products by B&W, and we would expect that any additional royalties arising from our agreements with B&W would be dependent on the successful completion of our patent litigation against the recently combined RJR and B&W operating entity.

In the second quarter of 2004, we entered into an agreement with another tobacco manufacturer for the licensing of low-TSNA hard tobacco. Under that agreement, the manufacturer has conducted an initial assessment of a hard tobacco product and the agreement anticipates that this will be followed up with a subsequent test market, although that test market has not been initiated. We do not anticipate receiving any royalties under that agreement for the foreseeable future.

While licensing of our exclusive patent rights is a major potential source of additional revenue for us, fully realizing this potential will depend on our ability to successfully defend and enforce our patent rights.

Smokeless Tobacco. Sales of our smokeless products continue to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at break-even levels. STONEWALL Hard Snuff® now represents a majority of our hard tobacco sales. We continue to seek to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Our current working capital constraints have constrained both our direct marketing of smokeless products and our research and development efforts (described above under the caption “Research and Development” in Part I, Section I of this report) which, if successful, would likely contribute to consumer acceptance of our smokeless tobacco products. We do not expect, in the near term, to increase our efforts to broadly market smokeless products, or to significantly advance our research and development efforts.

Impact of the MSA. The impact of our continuing losses on our negative cash flow from operations is exacerbated due to our significant escrow obligations arising under the MSA. We have deposited into escrow a net amount of approximately $33.4 million for sales of cigarettes in MSA states during the period 1999-2003, including approximately $6.2 million which we deposited into these accounts in April 2004 based on 2003 sales and net deposits of $0.2 million for 2004 sales pursuant to quarterly payments now required in certain MSA states. To minimize the impact of these MSA obligations on our liquidity, we have attempted to focus our cigarette sales primarily in the four non-MSA states, where we are not required to make deposits into escrow, and have enhanced our efforts to prevent our cigarettes intended for the non-MSA states from being diverted into MSA states. However, as described in “Liquidity and Capital Resources” below, in the near term we must continue to make substantial MSA escrow deposits. We are currently seeking to determine the extent of our 2004 escrow obligation, but expect that this obligation will be approximately $4 to 5 million, based on information which we have on direct sales, the level of indirect sales by our customers to MSA states in prior years, and reports received from such states to date.

Recent Legislation Impacting Sales of Discount Cigarettes. As described in more detail under the heading “Government Regulation” in Part I, Item 1 of this report, the last two years have seen significant increases in the regulatory burdens faced by our cigarette business. Minnesota, one of the four non-MSA states in which we increasingly have focused our sales of discount cigarettes, passed a statute which took effect on July 1, 2003, requiring distributors in the state to pay an additional $0.35 per-pack fee on cigarettes purchased from manufacturers like us that have not entered into a separate settlement with the state. Because the statute impacts on all non-participating manufacturers, its effect has tended to be uniform among these manufacturers. The statute has provided an advantage to Vector Group, whose subsidiary Liggett Group manufactures and sells several discount brands that compete with brands of non-participating manufacturers, including those sold by us. Vector had previously settled with the State of Minnesota, and after passage of the statute reached a separate agreement on payments that it would have to make each year under its prior settlement.

In each of the other three non-MSA states, bills were introduced in the 2004 legislative sessions that would have imposed an additional user fee on non-participating manufacturers at a rate of $0.40 to $0.50 per pack on cigarettes sold by companies that have not entered into separate settlement agreements with those states, but none of these bills were passed. Similar legislation has been introduced in Florida, Mississippi and Texas in 2005. Passage of statutes in the non-MSA states that impose fees on manufacturers would be expected to impact on all such manufacturers equally, but would make discount cigarettes more expensive and lessen the competitive price advantage they currently enjoy compared to generic and premium brand cigarettes.

In addition, there are numerous recently enacted statutes and legislative initiatives in MSA states that could further impact our ability to compete in these states. We have determined to cease sales in certain states in response to some of these developments.

Michigan, an MSA state, passed a fee statute in January 2004 that requires the payment of a $0.35 per-pack fee on cigarettes sold by non-participating manufacturers, which must be paid in advance, and is based on an estimate of projected sales by the state’s Department of Revenue. This fee is in addition to the MSA requirement that non-participating manufacturers deposit funds into escrow for each cigarette sold in an MSA state. Given the cost burden of making both the escrow payments and fee payments, we advised the Department of Revenue that we will not sell our cigarette brands in Michigan in the future. Utah and Alaska — MSA states where we had virtually no sales — have passed additional per-pack fees imposed on cigarette sales by non-participating manufacturers. Legislation imposing a fee on cigarettes sold by non-participating manufacturers was introduced in the state legislatures in California, Indiana, Kentucky, Illinois, Kansas, Louisiana, Missouri, New Hampshire and Tennessee in 2004, but none of these bills were enacted into law. Similar legislation has been introduced again this year in Idaho, Indiana and Virginia. It is expected that similar fee statutes will be introduced in other MSA states in 2005. The impact of these new statutes in the MSA states would be expected to negatively impact on sales in these states by all non-participating manufacturers, including Star. However, as previously noted, we have sought to focus our cigarette sales in recent years in the four non-MSA states. During 2003, approximately 85% of our cigarette sales were in non-MSA states and we believe that the percentage during 2004 was comparable.

On June 28, 2004, regulations went into effect in the State of New York requiring that cigarettes sold in that state meet certain fire safety standards. We decided it would not be economically feasible to develop a separate type of cigarette for sale in New York and have not attempted to become certified under the new regulations. As a result, we are not now selling cigarettes in New York and do not anticipate having sales of cigarettes in New York in the future. Bills relating to fire safety standards have been introduced in several other states and in Congress. We will monitor these legislative initiatives as they move forward and, as appropriate, reassess our decision not to develop a cigarette that complies with such regulations.

On February 10, 2005, the Department of Agriculture issued regulations implementing the “buyout” payment program in connection with the termination of the federal tobacco quota program pursuant to the Fair and Equitable Tobacco Reform Act of 2004. Under the statute, the $10 billion buyout will be paid for by all tobacco manufacturers over a ten-year period based on each company’s percentage of sales. The apportionment of responsibility for payments to quota holders will be 96% to cigarette manufacturers, with the remaining 4% divided among other tobacco product manufacturers, based on market share. Under the regulations, the assessment will be made quarterly beginning January 1, 2005. The first quarterly payment will be due on March 31, 2005 based on sales levels during the last quarter of 2004, and payments will be due each quarter thereafter based on market share calculations derived from sales in the immediately prior quarter. We estimate that the first quarterly payment due on March 31, 2005, will be approximately $1.1 million. All of the major tobacco companies, as well as Star, have increased prices to cover the cost of the buyout, which has been estimated to be approximately $0.50 for each carton of cigarettes sold effective January 1, 2005 and a comparable cost for smokeless products. It is likely to take more than one year to assess the affect the buyout may have on tobacco cultivation and sales, although the elimination of price supports and limits on tobacco cultivation is expected to result in lower prices for domestically grown tobacco leaf which could, in turn, result in a further reduction of the cost of tobacco used in the Company’s cigarettes.

RJR Litigation. In May 2001, we filed a patent infringement action against RJR in the United States District Court for Maryland, to enforce our rights under U.S. Patent No. 6,202,649 (`649 Patent), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, we filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the `649 Patent, and on August 27, 2002 the two suits were consolidated. See Part I, Item 3 of this report for additional information on the history of this litigation.

Trial in this case commenced on January 31, 2005 before the Court on RJR’s defense of inequitable conduct before the patent office. At the conclusion of the bench trial of this portion of the case, the Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it rules on two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005. If the Court denies RJR’s inequitable conduct defense and the Motions for Summary Judgment, then we expect that the remainder of the case will be set for a jury trial shortly thereafter. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit.

The lawsuit against RJR is the centerpiece of our announced policy of protecting the intellectual property to which we are the exclusive licensee under our license arrangement with Regent Court Technologies.

Merger of B&W and RJR. B&W and certain of its affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the former parent of B&W. We have a variety of agreements with B&W. Given our pending patent infringement lawsuits against RJR, it is difficult to evaluate the precise impact which the transaction between B&W and RJR will have on us and our operations. However, the fact that B&W and RJR have combined their operations could have a negative impact on the range of existing agreements which we have entered into with B&W, including future royalties under our agreements relating to the Advance® low-TSNA cigarette, and potential royalties on B&W’s purchase of StarCured® tobacco and other low-TSNA tobacco. For instance, B&W’s deeming the hard tobacco test market to be unsuccessful (see discussion under “Relationship with B&W” in Part I, Section 1 of this report) appeared to us to be inconsistent with conversations between individuals at Star and RJR to the effect that the hard tobacco test market had been very successful, and that enthusiasm had been expressed about getting this product on the market quickly.

In recent years, B&W has granted us a number of concessions under our agreements, including deferred interest and principal payments, consenting to our incurrence of additional indebtedness and agreeing to modify the now-terminated Hard Tobacco Agreement to allow us to pursue similar licensing arrangements with third parties. B&W’s failure to grant similar concessions in the future could have a number of adverse consequences, including restricting the pursuit of business opportunities with B&W or third parties, limiting the Company’s ability to raise funds through debt financing and requiring payment of our obligations to B&W.

In addition, RJR took the position in our litigation that the new operating entity established as a result of this combination transaction assumed all of the rights and obligations under the agreements previously entered into between us and B&W, and moved to dismiss the case on that basis. After full briefing, the Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign the Star/B&W agreements to the new subsidiary, and that we had not consented to the assignment and that the de facto merger doctrine did not apply to vitiate the need for our consent. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations did not impact on the claims asserted by us in the patent litigation.

Critical Accounting Estimates

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

Revenue Recognition

Revenue is recognized when tobacco products are shipped to customers and title passes. The Company also records appropriate provisions for uncollectible accounts and credits for returns. Royalty revenues on the Company’s tobacco products are recognized when earned. In connection with its leaf segment, during 1999-2002, the company sold its very low-TSNA StarCured® tobacco at a price that was lower than its purchase price. During that period, the Company was the primary obligor to the farmers from whom the tobacco was purchased and had general inventory risk. Due to these factors, and others, the Company recorded tobacco leaf sales at gross amounts. During 2003, all tobacco produced by the Company’s participating StarCured® farmers was purchased directly by B&W. Thus, the Company did not report any revenues from leaf sales in 2003, and as a result, there was no corresponding cost of goods sold for leaf tobacco sales and depreciation for the StarCured® tobacco curing barns has been reclassified as an operating expense. As noted above, during 2004, the Company did not purchase any leaf tobacco from its participating StarCured® farmers and has advised them that it will not be purchasing any tobacco leaf from them in 2005.

Impairment of Long Lived Assets

The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition using a weighted average cash flow probability method. If the estimated future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value.

Assumptions underlying the weighted average cash flow probability involve estimating future cash flows from operations and ultimate sale of the business at cessation of operations over varying periods of time coupled with potential success or failure of the patent litigation. Several alternative scenarios are used which include a variety of probability estimates. Should these estimates change, conclusions regarding impairment could change accordingly.

In addition to overall impairment, the Company specifically addresses potential impairment of its tobacco curing barns. In connection with its analysis of potential impairment of the StarCured® tobacco curing barns in 2004, the Company considered the following:

Star uses 100% StarCured® tobacco in all of its smokeless tobacco products and will continue to do so in the future. Also, under the Other Low TSNA Tobacco Royalty Agreement with B&W, Star would obtain obtain royalty payments on any StarCured® tobacco purchased by B&W once Star establishes a royalty rate with one of the other top three tobacco companies. Further, if Star is successful in its patent infringement lawsuit against RJR, it is anticipated that this could result in additional sales of tobacco cured using the StarCured® tobacco curing process. As a result, the modification of the leaf purchase agreement with B&W does not result in discontinued operations reporting with respect to the barn program and furthermore, management does not believe that the barns are impaired.

The Company also maintains and has earmarked for curing burley tobacco approximately 60 barns in Kentucky which are classified as “idle equipment”. These barns can be used for curing flue-cured tobacco, and thus can be moved to Virginia or another state to cure flue-cured tobacco. At present, it is anticipated that the barns will remain idle in the near term, and moved to supplement the existing tobacco curing operations for flue-cured tobacco in the future.

Depreciation estimates:

The Company generally determines depreciation based on the estimated useful lives of its assets and records depreciation on a straight-line method over such lives. With regard to the tobacco curing barns, depreciation is recognized using a units of production method to more closely match depreciation with the period in which such assets are used, which is during the tobacco curing season, or the third and fourth quarters of each fiscal year. During 2004, the Company did not manage the tobacco curing process and as such, estimated the pounds of tobacco cured in the barns based on historical processing of tobacco during the season. In addition, management re-evaluated the estimated useful lives of certain other depreciable assets and recorded a one-time charge of approximately $250,000 in 2004. Henceforth, said assets are being depreciated over their remaining estimated useful lives.

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

Results of Operations—Fiscal 2004 Compared to Fiscal 2003

Please refer to Item 6, “Selected Financial Data” which appears on page 30 of this report to view the five year comparative results of operations and selected financial data.

Net Sales. During 2004, the Company’s net sales decreased to $66.7 million, reflecting a decrease of $6.6 million, or 9.0% from 2003 net sales of $73.3 million. The Company sold approximately 1.8 billion cigarettes during 2004, compared with sales of approximately 2.0 billion cigarettes during 2003, representing a decrease of approximately 10%. The decline in unit sales was principally due to continued pricing competition from foreign manufacturers, particularly in the four non-MSA states in which it is currently focusing its sales efforts (as discussed in greater detail in “Competition” under Item 1).

The average wholesale price charged by the Company for its cigarettes decreased 8.5% from $7.88 per carton during 2003 to $7.21 per carton during 2004. A reversal in the downward pricing occurred in the second half of 2004 and the average carton price was $7.60 for the last six months of the year and the improved carton pricing has continued into 2005.

Beginning in 2002, ARIVA® was broadly distributed in retail outlets throughout the United States. Based on the continued de minimis sales of ARIVA® and the passage of time from the initial placement of the product, management believes the number of locations actively carrying ARIVA® as of the end of 2004 continues to be less than 5,000 stores.

The Company sold 6,780 cartons of ARIVA® during 2004, compared with sales of 8,420 cartons during 2003, representing a decrease of approximately 19.5%. Sales in both 2004 and 2003 were related primarily to repurchase orders. The Company believes that the acceptance of ARIVA® has been adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which appeared in various newspapers and FDA filings; (4) ARIVA® requires Federally mandated smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop brand name recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users.

The Company sold 20,540 cartons of STONEWALL Hard Snuff® during 2004 compared with 9020 cartons during 2003, which reflects the fact that sales of STONEWALL Hard Snuff® was only introduced during the later part of 2003. By the beginning of thee second quarter of 2004, STONEWALL Hard Snuff® had been introduced into approximately 7,000 locations and that number has remained fairly constant since that time. STONEWALL Hard Snuff® now represents a majority of Star’s hard tobacco sales. Sales of STONEWALL Hard Snuff® and ARIVA® continued to be impacted by the Company’s working capital constraints which allow only limited expenditures for marketing and product placement.

During both 2003 and 2004, the Company earned de minimis royalties paid by B&W on sales of its Advance® low-TSNA cigarette, which B&W test marketed in Indianapolis, Indiana and Phoenix, Arizona, in 2004.

Pursuant to a Hard Tobacco Agreement entered into with B&W in April 2001, B&W began to test market a hard tobacco product named Interval ® in Louisville, Kentucky on December 15, 2003 and a similar dissolvable hard tobacco product in the summer of 2004. During both 2003 and 2004, the Company had de minimis revenues from royalties on the sale of these products. In December 2004, Star was notified by RJR and Brown & Williamson Holdings, Inc. that the test market was not successful and that, as a result, the Hard Tobacco Agreement was terminated.

Gross Margin. During 2004, overall gross margin decreased to $14.6 million compared to $16.3 million in 2003. The decline was due to the lower volume as well as the lower prices for the Company’s cigarette products, partially offset by reduced manufacturing costs for the Company’s four brands of discount cigarettes. As of December 31, 2004, the Company has consolidated its four brands of discount cigarettes to three brands by discontinuing the Vegas® brand. As a percentage of sales, the Company’s gross margins from overall operations remained approximately the same at 21.8% in 2004 compared to 22.2% in 2003. Thus, reductions in prices were approximately offset by reductions in manufacturing costs.

To offset the impact of foreign discount cigarette manufacturers, the Company launched a substantial retail promotion campaign and wholesale program during the first half of 2004. The retail “buy down” programs during 2004 were recognized as a reduction in sales and contributed to a lower average price per carton sold in the first half of 2004 and a corresponding decrease in gross profit. During the second half of 2004, once the retail and wholesale programs were discontinued, the pricing per carton strengthened substantially to an average price of approximately $7.60 per carton.

The Company reduced its average cost-of-goods sold for discount cigarettes by approximately 18.9%, to a blended average of approximately $1.59 per carton, compared with a blended average cost of $1.96 per carton during 2003. The Company sought to reduce its cost of goods sold by reducing the cost for tobacco and filters used it its discount cigarettes. However, this reduction was offset by the fact that, principally due to competitive pressures and retail promotions that continued into early June 2004, the average sales price per carton decreased approximately 8.5% from approximately $7.88 per carton for 2003 to $7.21 per carton during 2004.

Federal excise tax remained at $3.90 per carton during both 2003 and 2004. Thus, decreases in prices have a larger impact on gross profit because Federal excise taxes are fixed and any decrease then results in much lower margins for cigarette sales.

The Company anticipates that the manufacturing capacity in Petersburg should be sufficient to satisfy the manufacturing needs for its cigarettes for the foreseeable future. Also, management has continued to seek less expensive raw materials for its cigarette products.

The calculation of the per-carton cost does not include any amount reflecting the MSA deposit per carton to be funded in April 2005 for sales made in MSA states during 2004. MSA escrow payments are neither expensed nor accrued for income statement purposes because the escrow deposit remains the property of the Company on its balance sheet. However, the deposits into the MSA escrow accounts do negatively impact the Company’s cash flow since the funds earn a low rate of interest, and are otherwise unavailable for use by the Company. (See “Liquidity and Capital Resources” below for more information on the Company’s liquidity.)

Consistent with the practice over the last few quarters, during 2004, excess production costs for the Company’s ARIVA® and STONEWALL Hard Snuff® manufacturing lines were recognized as general and administrative expenses as reflected below. Due to the under-utilization of the packaging equipment for smokeless products, the Company’s gross profit for smokeless products was zero during both 2003 and 2004.

Total Operating Expenses

Total operating expenses increased to $30.5 million for 2004 from $30.4 million in 2003. General and Administrative costs increased from $15.0 million in 2003 to $15.6 million in 2004, primarily due to the one-time charge of $0.9 million for the award of 450,000 options to the Company’s independent Board members. Depreciation costs rose by approximately $0.4 million, primarily due to a change in estimate relating to the useful life of certain fixed assets in Chase City and Chester, Virginia, resulting in an approximate $0.3 million expense charge. Marketing and distribution costs rose by approximately $0.1 million. Research and development costs decreased by approximately $0.7 million. Write-downs of inventories decreased to $1.3 million in 2004 from $1.6 million in 2003.

•	Marketing and Distribution Expenses. Marketing and distribution expenses totaled $10.0 million in 2004 compared to $9.9 million for 2003, an increase of $0.1 million. This change reflects an increase $0.2 million in shipping costs primarily due to increases in fuel costs, which were offset by lower sampling and promotional costs in the amount of $0.2 million for hard tobacco products. Commissions rose $0.4 million due to restructuring of the incentive programs.

•	General and Administrative Expenses. General and administrative expenses for 2004 totaled $15.6 million, an increase of $0.6 million compared to $15.0 million in 2003. During 2004, there was a one-time charge of $0.9 million for the award of 450,000 options to the Company’s independent Board members, and a charge for the underutilization cost of $0.2 million for the packaging equipment for smokeless tobacco products. Those were offset by lower aircraft expenses ($1.0 million in 2003 versus $0.5 million in 2004), and a reduction of administrative salaries of $0.2 million. G&A expenses during 2003 also included the cost of the terminated sale of the cigarette business to NATC, and the write-down of $1.2 million for ARIVA® equipment cancellation expense. The Company expects to continue to incur significant general and administrative expenses, primarily in legal costs in connection with the patent infringement suit against RJR.

•	Loss on Write-down of Inventories. The Company wrote off $1.1 million of smokeless tobacco inventory and $0.2 million for a total write-down of $1.3 million during 2004 compared to $1.6 million during 2003. Due to the low capacity utilization of smokeless tobacco manufacturing and packaging equipment in 2003, unit manufacturing costs increased significantly on a per unit basis. As a result, the inventory was written down to its net realizable value, and those expenses amounted to $1.4 million of the total $1.6 million write-down.

•	Depreciation. Depreciation totaled $3.6 million for 2004, compared with $3.2 million in 2003. This increase was due to a one-time adjustment of $0.3 million in the useful life of certain fixed assets at the Chase City and Chester, Virginia locations during early 2004.

•	Research and Development Expenses. There were de minimis research and development costs in 2004, compared with expenses of $0.7 million during 2003. During 2003, research and development costs were connected principally to scientific studies related to low-TSNA products, and the Company’s development of a spit-free® STONEWALL Hard Snuff® tobacco product for smokeless tobacco users. Consistent with its efforts to cut costs, the Company deferred certain research projects in the last half of 2003 and 2004. The Company expects to maintain its spending on research during the first half of 2005 at a de minimis level, while it continues to concentrate on the preparation for trial of its patent infringement litigation. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred due to its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smokes versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints, we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. The extent of future research efforts will depend, in part, on the results of the RJR litigation.

Interest Expense. The Company had interest expense of $2.9 million and interest income of $0.3 million, for a net interest expense of $2.6 million in 2004. This compares to interest expense of $1.6 million and interest income of $0.2 million, for a net interest expense of $1.4 million in 2003. The higher interest expense in 2004 resulted primarily from interest charges on the $4.5 million borrowed from the Company’s CEO, interest on the Manchester Securities debenture and interest on the B&W restructured account payable. This interest expense was partially offset by interest income generated by the Company’s MSA Escrow Fund; however, the escrow fund interest rates are very low due to the conservative investment options permitted by the escrow agreements. The Company receives for its own account the current interest on the amounts in escrow, but this interest income is not sufficient to offset the Company’s cost of capital.

Income Tax Benefit. The Company had an income tax benefit of $1.8 million in 2004 as compared to an income tax benefit of $10.2 million in 2003. The tax benefits are directly attributable to the losses experienced in both periods; however, in 2004 the tax benefits were reduced due to a valuation allowance established since it is not more likely than not that such benefits will be realized.

Other Income/Expenses. During 2004, the Company had a gain on an asset sale of a de minimis amount. During 2003, the Company had other net expenses of $11.4 million, attributable principally to three factors: the expense recognized due to the reduction of the Company’s MSA escrow account in the amount of $9.8 million in connection with the comprehensive settlement between Star and the 46 MSA states; and $4.3 million expensed due to the transfer of inventory to B&W, and offset by $2 million in income from the escrow paid to Star in connection with the termination of the NATC Purchase Agreement.

Net Loss. The Company had a consolidated net loss of $16.6 million for 2004 compared with a consolidated net loss of $16.7 million reported for 2003. The net loss primarily reflects: the impact of lower margins on cigarette sales in the first half of 2004, as well as higher interest expenses and the impact of the reduced tax benefit due to the valuation allowance. In 2003, a significant portion of the loss related to the Company’s comprehensive settlement with all of the MSA states and the payment of part of its escrow fund to B&W in connection with the settlement.

In 2004, the Company had basic and diluted losses per share of $(0.27) compared to basic and diluted net loss per share of $(0.28) in 2003.

Results of Operations—Fiscal 2003 Compared to Fiscal 2002

Please refer to Item 6, “Selected Financial Data” which appears on page 30 of this report to view the five year comparative results of operations and selected financial data.

Net Sales. During 2003, the Company’s net sales decreased to $73.3 million, reflecting a decrease of $84.9 million, or 54% from 2002 net sales. Of this decrease, approximately $37.6 million or 44% of the total decrease in sales, was due to the fact that under the August 14 Letter Agreement with B&W, B&W agreed to purchase tobacco directly from the Company’s participating StarCured® farmers. Thus, unlike other years, the Company in 2003 did not recognize revenue from leaf tobacco it purchased from the StarCured® farmers and sold to B&W. Star advised its participating StarCured® farmers in early 2004 that it would not purchase StarCured® tobacco from them in 2004 and these farmers would need to make arrangements to sell tobacco cured in the barns to other third parties, including B&W. Furthermore, during 2002, the Company recognized $1.5 million of revenue for the tobacco leaf segment in royalties from B&W on low-TSNA leaf purchases other than StarCured® tobacco. In 2003, the Company did not receive any royalty revenue from B&W under its Other Low TSNA Tobacco Royalty Agreement entered into with B&W and further royalty payments will not be made under the agreement until the Company establishes a royalty rate with one of the other top three tobacco companies.

During 2003, the Company’s sales of cigarettes and smokeless products decreased approximately $47.3 million or 39% to approximately $73.3 million from $120.6 million during 2002. The Company sold approximately 2.0 billion cigarettes during 2003, compared with sales of approximately 2.9 billion cigarettes during 2002, representing a decrease of approximately 30%. The decline in unit sales was principally due to intensified pricing competition from foreign manufacturers, particularly in the four non-MSA states in which it is focusing its sales efforts, the impact of the termination of the NATC Purchase Agreement, and the substantial diversion of effort by several key, former employees in Texas that resulted in the Company filing suit against these individuals. Since July 2003, the Company sought to reenergize and restructure its cigarette business given the need to continue to operate this segment following the termination of the NATC Purchase Agreement, and sales of cigarettes increased to 79 truckloads in the fourth quarter from 52 truckloads in the third quarter.

The Company sold 8,420 cartons of ARIVA® during 2003, compared with sales of 167,800 cartons during 2002, representing a decrease of approximately 95%. The sales of ARIVA® in 2002 represented, in large part, the initial effort to broadly distribute ARIVA® at the retail level. In contrast, sales in 2003 were related primarily to repurchase orders. The Company believes that the acceptance of ARIVA® has been adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA® , (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which appeared in various newspapers and FDA filings; (4) ARIVA® requires Federally mandated smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop brand name recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users.

Sales of STONEWALL Hard Snuff® began in the second quarter of 2003 and were de minimis, consistent with the limited commercial test market of that product beginning in June 2003 and the expansion of the commercial introduction of STONEWALL Hard Snuff® beginning late in the third quarter of 2003. STONEWALL Hard Snuff® was undergoing product development during 2002 and no sales were generated during that period.

During both 2002 and 2003, the Company earned de minimis royalties paid by B&W on sales of its Advance® low-TSNA cigarette, which B&W test marketed in Indianapolis, Indiana.

Pursuant to the now-terminated Hard Tobacco Agreement entered into with B&W in April 2001, B&W began to test market a hard tobacco product named Interval® in Louisville, Kentucky on December 15, 2003. The Company had de minimis revenues from royalties on the sale of Interval® by B&W during 2003.

Gross Margin. During 2003, overall gross margin decreased to $16.3 million compared to $26.7 million in 2002. Decreased sales volume, and lower prices were partially offset by reduced manufacturing costs for the Company’s four brands of discount cigarettes. As a percentage of sales, the Company’s gross margins from overall operations increased from 16.9% in 2002 to 22.2% in 2003.

The average wholesale price charged by the Company for its cigarettes decreased 7.8% from $8.55 per carton during 2002 to $7.88 per carton during 2003. In an effort to “pull” product through the retail distribution network and to mitigate the impact of the NATC transaction and competition from other discount cigarette manufacturers, the Company launched a substantial retail promotion campaign during the third and fourth quarters of 2003 spending approximately $1.1 million in retail “buy downs” of product, by supplying the retailers with additional product at no cost, hence lowering the retailer’s per unit cost. The retail “buy down” programs during 2003, which were recognized as a reduction in sales, contributed to the lower average price per carton sold of approximately $7.88 per carton. This lower retail price created by the buy down program also contributed to lower gross profit.

While Federal Excise Tax remained constant during both 2002 and 2003 at $3.90 per carton, the Company was successful in reducing its average cost of manufacturing cigarettes from $2.58 per carton in 2002 to $1.96 per carton in 2003. The Company sought to reduce cost of goods sold by resuming the in-house manufacturing of all of its cigarettes at its Petersburg, Virginia manufacturing facility beginning on January 1, 2003, as well as lowering the cost of the tobacco and filters.

The Company reduced the price per pound for tobacco purchased and for filters in 2003. The calculation of the per carton cost does not include any amount reflecting the MSA deposit per carton to be funded for sales made in MSA states. MSA escrow payments are neither expensed nor accrued for income statement purposes because the escrow deposit remains the property of the Company on its balance sheet. However, the deposits into the MSA escrow accounts do negatively impact the Company’s cash flow.

Total Operating Expenses

•	Marketing and Distribution Expenses. Marketing and distribution expenses totaled $9.9 million in 2003 compared to $14.5 million for 2002, a decrease of $4.6 million. Lower marketing and distribution costs for 2003 compared to 2002 reflected the fact that, during 2002, significant costs were incurred in connection with the initial distribution and sales of ARIVA®, including an extensive sampling program for ARIVA® which cost approximately $1.9 million. While STONEWALL Hard Snuff ™ was launched during the second quarter of 2003, this was done on a limited commercial basis to minimize cost.

•	General and Administrative Expenses. General and administrative expenses for 2003 totaled $15.0 million, an increase of $2.0 million or 28% from $13.0 million in 2002. General and administrative expenses for 2003 included the cost of the terminated sale of the cigarette business to NATC, and the write-down of $1.2 million of ARIVA® equipment.

•	Depreciation. In 2003, the Company had no sales of leaf tobacco. Thus, $2.2 million of depreciation for the StarCured® tobacco curing barns has been reclassified from cost of goods sold to overhead in 2003.

•	Research and Development Expenses. Research and development costs were approximately $0.7 million in 2003, a decrease of $0.3 million over 2002 expenses from $1.0 million. During both periods, research and development costs were connected principally to scientific studies related to low-TSNA products, and the Company’s development of a spit-free™ STONEWALL Hard Snuff® tobacco product for smokeless tobacco users. R&D costs during both 2002 and 2003 were significantly lower than the $4.1 million spent during 2001 when the Company was involved with the development of ARIVA® and STONEWALL Hard Snuff™ as well as several research projects related to the low-TSNA cigarette Advance®. Consistent with its efforts to cut costs, the Company deferred certain research projects in the last half of 2003.

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

Net Loss. The Company had a consolidated net loss of $16.7 million for 2003 compared with a consolidated net loss of $4.4 million reported for 2002. The net loss primarily reflects: the significant decrease in the revenues from the sale of discount cigarettes; the release of approximately $9.8 million of previously escrowed funds to B&W in connection with the comprehensive MSA settlement entered into on June 18, 2003; the $4.3 million expensed relating to B&W’s decision to purchase tobacco directly from the Company’s StarCured® farmers and transfer of inventory to B&W; and the $1.1 million retail promotion program undertaken during the third and fourth quarters as well as higher general and administrative expenses. These losses were partially offset by the $2 million in escrow funds paid to Star in connection with the termination of the NATC Purchase Agreement and by a substantial tax benefit.

In 2003, the Company had basic and diluted losses per share of $(0.28) compared to basic and diluted net loss per share of $(0.07) in 2002.

Liquidity and Capital Resources

Summary	of Balances and Recent Sources and Uses

As of December 31, 2004, we had positive net working capital of approximately $5.6 million, approximately $7.7 million in cash and cash equivalents and $7.5 million of accounts receivable, compared to a net working capital deficit of approximately $9.0 million, $0 in cash and cash equivalents, and $5.6 million in accounts receivable, as of December 31, 2003.

Net Cash Provided By (Used In) Operating Activities. In 2004, $13.1 million of cash was used in operating activities compared to $8.3 million of cash generated by operating activities during 2003. This decrease in cash generated by operations during 2004 was primarily due to a decrease in the price per carton of cigarettes sold offset somewhat by a decrease in the cost of goods sold and receipt of income tax refunds aggregating approximately $1.4 million.

Net Cash Provided By (Used In) Financing Activities. In 2004, $26.8 million of cash was generated by financing activities versus $5.5 million of cash used by financing activities in 2003. The funds generated during 2004 were from the $28.7 million in net proceeds from the sales of our common stock and the $9 million convertible debenture financing. During 2004, approximately $10.3 million was used for repayment of notes payable and capital leases compared to $5.5 million used for such purposes in 2003.

Subsequently, on February 25 and February 28, 2005, we entered into a Securities Purchase and Registration Rights Agreement for the sale of 3.6 million shares of common stock, together with 9-month warrants, with an exercise price of $5.00 per share, for an additional 3.6 million shares of common stock. We received aggregate proceeds of $18.0 million from the sale of shares and we have the potential for the receipt of an additional $18.0 million in aggregate proceeds, if the warrants are exercised in 2005 prior to their expiration, although any decision to exercise the warrants is not within our control and will depend primarily on the performance of our stock price during the remainder of the year.

Net Cash Provided by (Used In) Investing Activities. During 2004, approximately $0.3 million of cash was generated by investing activities versus $0.6 million of cash generated by investment activities during 2003. The cash generated during 2003 was from the repayment of a note from an officer of the Company, while the cash generated during 2004 was due to the release of a deposit on an operating lease.

Net Cash Used in MSA Escrow Payments. During 2004, we deposited approximately $6.2 million for our escrow obligation for 2003 sales in MSA states plus additional net deposits of $0.2 million for quarterly payments for 2004 sales versus a net amount of approximately $3.4 million in 2003. This lower amount deposited in 2003 was a direct result of the settlement agreement with the MSA states described herein.

Cash Demands on Operations

While we obtained $38.0 million in financing in 2004, and an additional $18.0 million in funding in February 2005, we had a consolidated net loss of approximately $15.9 million in 2004 and substantial cash outlays, including $6.2 million in MSA escrow payments for 2003 sales and payments of approximately $3.1 million as we reduced our accounts payable from $6.6 million at the end of 2003 to $3.1 million at the end of 2004.

We continue to experience substantially negative cash flow from operations. For the year, sales of our discount cigarettes have declined in price but stabilized in volume as compared to 2003. Beginning in June 2004, we increased prices for our cigarettes and recent trends during the third and fourth quarter of 2004 indicate that the increased pricing is holding firm in the market. Prices were further increased on January 1, 2005 to offset the approximate $0.50 per carton that we will be required to pay because of the tobacco buyout legislation. The overall effect of this added cost on sales and profits is difficult to predict at this time. Sales of our smokeless products as well as royalty income continue to be de minimis. Our net working capital and results of operations do not reflect our obligation to make MSA escrow deposits for 2004 sales, which we must make in April 2005.

In addition, we have spent a significant amount of money in connection with the development and protection of our intellectual property portfolio, principally in connection with our patent infringement litigation against RJR. We recognize that in order to protect and defend our intellectual property, additional capital will need to be spent in connection with our ongoing patent litigation matters.

Future cash needs over the near term include:

•	our MSA escrow deposit, due in April 2005, which we expect to be approximately $4 to 5 million;

•	litigation costs in connection with the trial portion of our patent infringement case against RJR, the first part of which was tried from January 31 to February 8, 2005. We expect the trial costs to be approximately $1 million;

•	monthly payments of approximately $300,000 to B&W for combined principal and interest on restructured accounts payable which was approximately $8.1 million as of January 1, 2005. Beginning in January 2006, we will also make payments of approximately $300,000 per month in connection with the long term tobacco curing barrn debt due B&W;

•	monthly payments of approximately $200,000 for operating and capital leases;

•	quarterly payments of approximately $1.1 million under the tobacco quota buyout program which, as noted above, is being offset by increased prices that went into effect on January 1, 2005; and

•	funding of other aspects of our current operations in light of continued operating losses.

In addition, there exist certain contingencies which could require us to make significant cash payments. For instance, the Virginia Commissioner of Taxation has upheld the Virginia Department of Taxation’s sale and use tax assessment with respect to our curing barns that we have been challenging. With penalties and interest, the amount of the assessment was $988,564 as of October 7, 2004. We have filed a request for reconsideration with the Commissioner of Taxation and are prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While the Company is optimistic that its request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed, the Company will be required to pay the tax, penalties and interest due.

With the proceeds of the recent financings and the improving margins in the cigarette business, we anticipate that we will have sufficient funds to support our operations at least into the second quarter of 2006. However, absent the successful completion of our patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, we expect that we would need to pursue additional sources of funds during or after the second quarter of 2006. We began the trial of our patent infringement litigation in January 2005, and assuming we are successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment motions, we expect to complete the trial of our patent infringement case shortly after the Court rules on the outstanding defense and motions for summary judgment. Also, we expect to continue to pursue opportunities for licensing our smokeless tobacco products and expanding our sales and marketing efforts, particularly if we obtain additional funds during 2005 from the exercise of outstanding warrants (see the discussion under the caption “Prospects for our Operations” above in this Item 7). While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Our inability to improve operations or to raise funds during or after the second quarter of 2006 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

Contingent	Liabilities and Cash Demands

B&W Agreements. Under the Restated Master Agreement, as amended by letter agreements dated December 4, 2002 and August 14, 2003, between B&W and the Company, we owe B&W approximately $20 million of long-term debt, with no interest accruing, or principal payments required through December 31, 2005. Beginning January 1, 2006, interest accrues at prime plus 1% and interest and principal are payable in 96 monthly installments. The debt is secured by tobacco leaf inventory, the tobacco curing barns, and a first priority security interest in our intellectual property. Once the outstanding loan balance is reduced to $10 million, the collateral will be released by B&W.

The Hard Tobacco Agreement terminated in December had provided for B&W’s forgiveness of one-half of our then-outstanding indebtedness to B&W if B&W determined that its test market of a hard tobacco products under that agreement was successful, and forgiveness of all of the remaining debt if and when it introduced a hard tobacco product into distribution in retail locations in 15 states. With the termination of that agreement, we will be required to begin paying off this indebtedness in January 2006.

In addition, as of December 31, 2004, we also had an obligation of $8,184,875 payable to B&W as a result of restructured accounts payable. The principal payments on this obligation were deferred until January 2005. Beginning in January 2005 that debt is being repaid through monthly principal payments of $250,000, plus interest at a rate of 1% over prime on the outstanding balance.

Under the Other Low TSNA Tobacco Agreement, B&W is obligated to pay royalties to us on B&W’s purchases of StarCured® tobacco and other low-TSNA tobacco once a royalty rate is established with one of the other three largest tobacco manufacturers pursuant to the terms of the April 25, 2001 Agreements. In the second quarter of 2004, we entered into an agreement with another tobacco manufacturer for the licensing of low TSNA hard tobacco. Under that agreement, the manufacturer has conducted an initial assessment of a hard tobacco product and the agreement anticipates that this will be followed up with a subsequent test market, although that test market has not been initiated. We do not anticipate receiving any royalties under that agreement for the foreseeable future. To enable us to pursue this agreement, and potentially other licensing of hard tobacco products, B&W agreed to waive its ten-year right to be the exclusive purchaser of hard tobacco from Star (subject to Star’s own rights) in return for concessions on the now-terminated Hard Tobacco Agreement and a 3-month extension of the date on which it would begin once again to pay royalties under the April 25, 2001 Other Low TSNA Tobacco Royalty Agreement, once a royalty rate is established with one of the other three largest tobacco manufacturers.

On July 30, 2004, RJR, a subsidiary of B&W, and certain of their affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American, Inc., which is 42% owned by British American Tobacco, PLC, the parent of B&W. In the patent litigation discussed herein, RJR took the position in our litigation that the new operating entity established as a result of this combination transaction assumed all of the rights and obligations under the agreements previously entered into between us and B&W, and moved to dismiss the case on that basis. After full briefing, the Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign the Star/B&W agreements to the new subsidiary, and that we had not consented to the assignment and that the de facto merger doctrine did not apply to vitiate the need for our consent. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations did not impact on the claims asserted by us in the patent litigation.

Master Settlement Agreement. We currently have approximately $33.4 million held in MSA escrow. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA. Consequently, these funds are not available to finance our working capital or other liquidity demands.

Under the qualifying statutes enacted pursuant to the MSA, we are responsible for making escrow payments on all of our cigarettes sold in any MSA state, regardless of where such products are manufactured. The MSA escrow deposit for 2004 sales is due on or before April 15, 2005, except for any quarterly payments required under recent changes to the qualifying statutes in a number of the MSA states. In 2004, our sales of cigarette decreased approximately 10% from 2.0 billion units to 1.8 billion units and we have sought to focus our sales in the four non-MSA states where we are not obligated to make escrow payments. Notwithstanding these facts, we have continued to make some sales to customers in MSA states and, based on our past experience, we anticipate that we will have escrow obligations for indirect sales made by our direct customers. We are currently seeking to determine the extent of our 2004 escrow obligation, but expect that this obligation will be approximately $4 to 5 million, based on information which we have on direct sales, the level of indirect sales by our customers to MSA states in prior years, and reports received from such states to date.

Litigation Costs. We have entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on our behalf. Given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. We have paid or accrued all existing obligations. Also, as part of our fee arrangements in certain of these matters, we have agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments we actually receive in the event that the litigation is resolved in our favor in return for a cap on fee payments during the litigation.

We are currently prosecuting patent infringement claims against RJR in a consolidated action in the United States District Court for the District of Maryland and in 2002 were successful in having a declaratory judgment action brought by Philip Morris dismissed on the basis that no actionable controversy existed between the companies. We anticipate incurring significant expenses in terms of legal fees and costs in connection with the RJR litigation for the foreseeable future.

In the past we have maintained product liability insurance only with respect to claims that tobacco products manufactured by or for us contain any foreign object, i.e. any object that is not intended to be included in the manufactured product. We currently do not maintain such insurance and as a result are self-insured for this risk. The product liability insurance that we previously maintained did not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that such insurance currently can be obtained. We have never been named as a defendant in any legal proceedings involving claims arising out of the sale, distribution, manufacture, development, advertising, marketing or claimed health effects relating to the use of our tobacco products. While we may be named as a defendant in the future, we believe we have conducted our business in a manner which decreases the risk of liability in a lawsuit relating to product liability because we have:

•	attempted to consistently present to the public the most current information regarding the health effects of long-term smoking and tobacco use;

•	always acknowledged the addictive nature of nicotine; and

•	stated unequivocally that smoking involves a range of serious health risks, is addictive and that smoked cigarettes products can never be produced in a “safe” fashion.

Over the past several years, we have asserted several challenges to the MSA and qualifying statutes. These constitutional challenges were not successful and we are not currently engaged in any litigation challenging the constitutionality of the MSA and qualifying statutes. Also, we completed a comprehensive settlement relating to our obligation as a nonparticipating manufacturer under the MSA in June 2003. As a result, we do not anticipate incurring significant costs related to litigation arising out of the MSA in the future.

Tax Refunds and Assessments. In 2004 we were notified that our 2001 federal income tax return has been selected for examination by the Internal Revenue Service. No action has currently taken place with regard to this audit. Except for the item discussed below, the impact of the IRS examination on our financial condition, results of operations and cash flow, if any, cannot be ascertained at this time.

During 2002, we submitted to the IRS a Request for a Private Letter Ruling asking that the IRS rule on the deductibility of funds placed in escrow under the MSA. We have taken the position on our 2001 and later federal and state income tax returns that the payment to the escrow account under the terms of the MSA is a current expense. Additionally, we filed claims for refunds of taxes paid in prior years based upon the deductibility of these escrow payments. During 2002 and 2003, we received a total of $12.6 million in federal and state refunds relating to such claims. During 2004, we received an additional $1.4 million in state refunds relating to such claims.

If the IRS determines that it will not grant our Request, we anticipate that we will withdraw the Request. Further, if upon examination, the IRS rules against us with respect to the claimed deductions, we expects that we will challenge any such determination through the appeals process up to and including the US Tax Court to seek a final determination with respect to this issue. While we believe our position is reasonable and supported by the statute and IRS Regulations, the outcome of these proceedings cannot be predicted. Ultimate resolution of this matter, should the IRS rule adversely, is not anticipated until 2006, at the earliest.

If it is ultimately determined that our treatment of the payments into escrow is not a current deduction for tax purposes, we expected that our existing carryback claims net of operating loss deductions will be sufficient to offset any additional tax due for the years in question, given the extent of our recent losses. Further, we would be subject to interest and possibly certain penalties. However, those amounts would also be subject to being offset by our existing carryback claims to the extent available, and we would contest the assessment of any penalties should these occur.

In a letter dated October 7, 2004, we received notice from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to us and that the sales and use tax assessment plus penalties and interest together, as of October 7, 2004, totaled approximately $988,000. We continue to challenge this assessment and have filed a request for reconsideration with the Commissioner of Taxation, and are prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While the Company is optimistic that its request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed, the Company will be required to pay the tax, penalties and interest due.

Development Grants. On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. Furthermore, the Company is eligible for a further grant of $500,000, and other substantial incentives, including tax rebates, employee training and property tax refunds, if it is able to successfully expand its ARIVA® and STONEWALL Hard Snuff ® manufacturing facilities in Chase City, Virginia, in connection with the manufacturing of these products. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In its response, the Company requested that the grant be extended for an additional year, given certain delays which have been encountered in connection with the launch of its smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA which sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. To date, the Company has not received a response to this request, but the Company’s believes there is a significant probability this request will be granted. Depending on the level of investment and hiring recognized by the State, the Company may be required to return some or all of the $300,000 in grant funding.

Recent Raising of Capital and Potential for Additional Financing

During 2004, we raised a total of $38.0 million from the sale of a $9 million convertible debenture and common shares. On January 10, 2005, the debenture was converted into 3,179,810 shares of our common stock. In connection with this conversion, we recognized a non-cash expense during the first quarter of 2005 of approximately $3.2 million to reflect the cost of the discount provided for in the conversion, as well as to expense the remaining portion of the unamortized costs of the initial debt issuance.

On February 25 and February 28, 2005, we entered into a Securities Purchase and Registration Rights Agreement for the sale of 3.6 million shares of common stock, together with 9-month warrants, with an exercise price of $5.00 per share, for an additional 3.6 million shares of common stock. We received aggregate proceeds of $18.0 million from the sale of shares and we have the potential for the receipt of an additional $18.0 million in aggregate proceeds, if the warrants are exercised in 2005 prior to their expiration, although any decision to exercise the warrants is not within our control and will depend primarily on the performance of our stock price during the remainder of the year. In connection with that offering, we have agreed to file a shelf registration statement with respect to the resale of the shares included in the offering or issued upon exercise of the warrants.

With the proceeds of the recent financings and the improved margins in the cigarette business, we anticipate that we will have sufficient funds to support our operations at least into the second quarter of 2006. However, absent the successful completion of our patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, we expect that we would need to pursue additional sources of funds during or after the second quarter of 2006. We began the trial of our patent infringement litigation in January 2005, and assuming we are successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment Motions, we expect to complete the trial of our patent infringement case shortly after the Court rules on the outstanding defense and Motions for Summary Judgment. Also we expect to continue to pursue opportunities for licensing our smokeless tobacco products, expanding our sales and marketing efforts and efforts to improve our existing very low-TSNA smokeless products, particularly if we obtain additional funds during 2005 from the exercise of outstanding warrants (see the discussion under the caption “Prospects for our Operations” above in this Item 7). While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Our inability to improve operations or to raise funds during or after the second quarter of 2006 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations

At December 31, 2004, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, were as follows (in thousands):

			Amount of Commitment ($) Expired By Year Ended December 31,
	TOTAL	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term Debt	28,163,986	3,000,000	10,182,640	4,997,766	9,983,580
Capital Leases	1,501,852	1,456,077	45,775	—	—
Operating Leases	3,632,000	1,076,000	672,000	432,000	1,452,000
TOTAL	33,297,838	5,532,077	10,900,415	5,429,766	11,435,580

Accounting and Reporting Developments

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s 2004 Annual Report, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In December 2003, the FASB issued SFAS Interpretation No. 46R, Consolidation of Variable Interest Entities (amended). This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation was effective by the end of the first reporting period ending after December 15, 2003 for variable interest entities created after January 31, 2003 and for interim periods ending after March 15, 2004 for interests acquired prior to February 1, 2003. The Company currently has no ownership in variable interest entities and, therefore, adoption of this standard currently has no financial reporting implications.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s financial position or results of operations.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company accounts for options issued to employees under SFAS No. 123 so adoption of this revision is not expected to have any impact on the Company’s financial position or results of operations.

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

Item 8. Consolidated Financial Statements and Supplementary Data

The Company’s consolidated financial balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, together with the related report of the Company’s outside auditor, are contained on pages F-1 through F-39 and are incorporated herein by reference.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

In order to comply with the requirements of the Sarbanes Oxley Act, the Company by the end of the third quarter established a telephone hotline for reporting of accounting irregularities and updated and expanded its accounting policies and procedures to strengthen its internal controls. During the fourth quarter of 2004 there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In conjunction with the Company’s evaluation of its internal controls and procedures, management has identified a number of deficiencies over financial reporting that individually or in the aggregate constitute “significant deficiencies” (as defined under standards established by the PCAOB) in our internal control over financial reporting. In the opinion of management, these significant deficiencies do not, either individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. The identified deficiencies involve:

•	Deficiencies related to management override. Deficiencies include instances of management action with respect to the approval of expenses and changes in employee compensation.

•	Deficiencies related to certain controls. Such deficiencies include instances of failure to segregate conflicting duties, lack of documented policies for the accrual of expenses, and failure to receive or document appropriate approvals for wire transfers.

•	Deficiencies related to credit memos. Deficiencies noted were the lack of timely recording of credit memos.

We are actively remediating each of the significant deficiencies described above, and have taken or are in the process of taking appropriate remediation actions. The remediation efforts for the significant deficiencies generally involve the clarification of existing accounting policies, training of personnel, changes to segregation of duties, enhanced documentation support for accounting transactions, and policy changes where appropriate.

We have communicated to the Audit Committee and our auditors the significant deficiencies identified to date in our internal control over financial reporting. Management, with the oversight of the Audit Committee, is committed to effectively remediating known significant deficiencies as expeditiously as possible.

As part of our efforts to comply with the Section 404 Requirements by December 31, 2004, we initiated (i) an internal review, or “walk-through”, by management to evaluate the design effectiveness of our internal control over financial reporting (with a focus on the newly-developed controls described above) to mitigate, among other things, the risk of material misstatements occurring in our financial statements and (ii) a detailed process to evaluate the overall operating effectiveness of our internal control over financial reporting. This process involved testing the control for effectiveness in the fourth quarter of 2004 and continuing into the first quarter of 2005.

While, as described above, we have taken and are continuing to take immediate steps to correct our significant deficiencies in internal controls, these significant deficiencies will not be considered remediated until the new internal controls operate for a period of time, are tested, and management and our auditors conclude that these controls are operating effectively. Although, as described above, these controls are currently being implemented and evaluated for effectiveness, based upon our current plans, we do not expect these tests to be completed until April 2005.

Pursuant to the Section 404 Requirements, our auditors must audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and effectiveness of such internal controls. Our auditors will perform their own evaluation and testing of the effectiveness of our internal control over financial reporting as soon as we complete the implementation of remdiation action plans currently in process.

Due to the nature of and the time necessary to effectively remediate each of the significant deficiencies identified to date, the Company is not submitting its management report and its auditor’s report on the effectiveness of the Company’s internal controls over financial reporting with this report, but will do so within the time permitted under the SEC’s exemptive order issued on November 30, 2004 by the filing of a Form 10-K/A on or before May 2, 2005.

To address any impact of the significant deficiencies described above on our disclosure controls and procedures, we have significantly expanded our disclosure controls and procedures to include additional analysis and other post-closing procedures to ensure that our disclosure controls and procedures were effective at the reasonable assurance level. As described above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors serve for a one-year term and until the election and qualification of their successors, or their earlier resignation or removal. The following is the current listing of the Board of Directors, as of March 14, 2005:

Biography

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

Whitmore B. Kelley. Mr. Kelley, 60, has served as a director of the Company since April 2001. Mr. Kelley is the principal shareholder of Berkshire Holding Corporation, which he founded in 1967, and has served as Vice Chairman since 1990. Berkshire engineers and produces cleaning, contamination removal and contamination control products for critical environments, with subsidiary operations throughout Europe and Asia. Mr. Kelley founded Ridefilm Corporation in 1990, the first entertainment simulator film studio, which is now a wholly-owned subsidiary of Imax Corporation. From 1998-2000, Mr. Kelley was the Vice Chairman of the Gilder Group, a publishing, consulting and conference company. In 1999, Mr. Kelley founded Hon Tre Partners, a company that is engaged in the fine dining restaurant business, and serves as Chairman. He was a founder in 1999 and is currently Chairman Emeritus of The Special Opportunities Group, LLC, a venture capital company. Since 1992, Mr. Kelley has served on the Board of PJC Technologies, an advanced custom circuit board company.

Paul L. Perito. Mr. Perito, 68, is the Company’s Chairman, President and Chief Operating Officer. He has served as Chairman of the Company since August 2000, as a director of the Company since December 1999 and as the Company’s President and Chief Operating Officer since November 1999. Mr. Perito served as the Company’s Executive Vice President, General Counsel and Chief Ethics Officer from June 1999 through November 1999. Previously, Mr. Perito was a senior partner in the law firm of Paul, Hastings, Janofsky & Walker LLP (“PHJ&W”) from July 1991 until June 1999 when he became a senior counsel to the firm at the time he joined the Company. Mr. Perito resigned his position as senior counsel to PHJ&W as of March 31, 2001 after serving as National Co-Chair of the White Collar Corporate Defense Practice Group at PHJ&W since 1991, and Chair of the Litigation Department in that firm’s Washington, D.C. office since 1995. Prior to his re-entry into private practice, he served as Chief Counsel and Deputy Director of the White House Special Action Office on Drug Abuse Prevention (“Drug Czar’s Office”) from 1971 to 1973. Mr. Perito was confirmed by the Senate for that position in March 1972. From 1970 to 1971, Mr. Perito served as Chief Counsel and Staff Director to the U.S. House of Representatives Select Committee on Crime. Immediately prior to serving the Congress, Mr. Perito was an Assistant United States Attorney in the Southern District of New York, U.S. Department of Justice from 1966 to 1970. Mr. Perito graduated from Tufts University, Magna Cum Laude and Phi Beta Kappa and from the Harvard Law School. Mr. Perito was a Rotary International Scholar at the Victoria University of Manchester in Manchester, England and in Lund University, Lund, Sweden in P.P.E. in 1960-61 before entering Harvard Law School. Mr. Perito graduated from Harvard Law School (LLB/JD), as an Edward John Noble Scholar, in 1964 and was thereafter admitted to the Bar of the Commonwealth of Massachusetts. He is also a member of the District of Columbia Bar and is admitted to practice in numerous federal District Courts, Courts of Appeal and the United States Supreme Court. Mr. Perito is the President of the Harvard Law School Association of the District of Columbia, a member of the Executive Committee of the Harvard Law School Association, and Secretary to the Harvard Law School Association. He is Chairman of the Harvard Law School Class of 1964 Reunion and Fund Committees. Also, Mr. Perito is a member of the International Board of Overseers of Tufts University.

Leo S. Tonkin. Mr. Tonkin, 67, has served as a director of the Company since October 1998. He established the Washington Workshops Foundation in 1967, and has served as Founding Director since that time. Since 1999 he also has served as President and Director of Travel Seminars, Inc. He served as a member of the White House Conference on Youth in 1971, Special Assistant to the Chairman of the U.S. House of Representatives Select Committee on Crime, Legal Consultant to the U.S. House of Representatives Higher Education Subcommittee, and Executive Director of the Commissioners’ Council on Higher Education in Washington, D.C. He has served as Chairman of the Board of Trustees of St. Thomas Aquinas College and as a Board member of Southeastern University and Immaculata College. He is a vice president of the London, England Federation of Youth Clubs and advisor to the Retinitis Pigmentosa Foundation in California. Mr. Tonkin is a graduate of Johns Hopkins University and received his law degree from Harvard Law School. He holds an honorary Doctor of Pedagogy degree from St. Thomas Aquinas College and the State University of New York.

Jonnie R. Williams. Mr. Williams, 49, has served as the Company’s Chief Executive Officer since November 1999 and has served as a director of the Company since 1998. Mr. Williams was one of the original founders of Star Tobacco, Inc., and served as Chief Operating Officer (“COO”), and Executive Vice President (“EVP”) until July 1999. On July 1, 1999, in order to concentrate upon the expanding demands of the Company’s sales and new product development, Mr. Williams resigned as COO and EVP to assume the primary responsibilities of Director of Product Development and Sales. Mr. Williams, a principal stockholder of the Company, is also the inventor of the StarCured® tobacco curing process for preventing or significantly retarding the formation of TSNAs in tobacco and tobacco smoke. Mr. Williams has been involved in venture capital start-up bio-tech companies for over a decade where he has been either a major shareholder or a co-founder of the following companies: LaserSight, LaserVision and VISX. Mr. Williams is also one of the owners of Regent Court Technologies LLC and is a principal in Jonnie Williams Venture Capital Corp.

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

Christopher G. Miller. Mr. Miller, 46, served as the Company’s Acting Chief Financial Officer from April 2000 until September 2000, and as Chief Financial Officer beginning in September 2000 and served as a director of the Company from April 2000 to October 2004. He is a founder and serves as Chief Executive Officer of The Special Opportunities Group, LLC. Prior to his service at The Special Opportunities Group, Mr. Miller served as Chief Financial Officer of The Gilder Group from 1998 to 1999, Founder and Chief Executive Officer of American Healthcare, Ltd. from 1994 to 1998, Founder and Chief Executive Officer of International Medical Care, Ltd. from 1992 to 1993, and Chief Financial Officer and Executive Vice President of Hospital Corporation International from 1991 to 1992. Upon his graduation from Harvard Business School, Mr. Miller was employed by Bear Stearns Companies Inc. in New York as an Associate in Investment Banking. Mr. Miller serves on the Board of Directors of SignalQuest and Zhou Li’s Marco Polo Collections. Mr. Miller graduated from the U.S. Military Academy at West Point in 1980 with a B.S. in Engineering and received an MBA from Harvard Business School in 1987.

Robert E. Pokusa. Mr. Pokusa, 54, has served as General Counsel of the Company since March 2001. From 1991 to March 2001, he was associated with Paul, Hastings, Janofsky & Walker LLP during which time he worked on a number of matters for the

Company and concentrated his practice in the areas of complex civil litigation and administrative law. From 1980 to 1991, Mr. Pokusa was associated with the law firms of Perito, Duerk & Carlson; Finley, Kumble, Wagner, Hiney, Underburg, Manley, Meyerson & Casey; and Washington, Perito and Dubuc. Mr. Pokusa received his Bachelor of Arts Degree from Montclair State University and his law degree from The American University, Washington College of Law. He is a member of the Virginia and District of Columbia bars.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires directors and executive officers and persons, if any, owning more than ten percent of a class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the Company’s equity and equity derivative securities. Based solely upon a review of the copies of such reports furnished to the Company, or written representations from reporting persons, the Company believes that all required persons during 2004, with the exception of the filing discussed below, were in compliance.

On December 11, 1998, Paul H. Lamb III was elected as ST’s president. A Form 3 should have been filed at that time. A Form 3 has been subsequently filed on March 22, 2004 indicating that Mr. Lamb is a Section 16 reporting person. On August 23, 2004, David Dean, the Company’s Vice President of Sales and Marketing, purchased 100,000 shares of the Company’s common stock. A Form 4 was subsequently filed on August 26, 2004 to reflect this transaction.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)(2)		Restricted Stock Award ($)	Securities Underlying Options (#)(3)	All Other Compensation(4)
Jonnie R. Williams Chief Executive Officer	2004 2003 2002	1,000,000 1,000,000 1,000,000	— — 300,000	116,956 53,353 53,450	(5)	— — —	— — —	— — —

Paul L. Perito Chairman, President and Chief Operating Officer	2004 2003 2002	1,000,000 1,000,000 1,000,000	— — 400,000	65,352 49,013 55,424		— — —	— — —	— — —

David M. Dean Vice President of Sales and Marketing	2004 2003 2002	295,054 295,054 295,054	1500 2,449 36,632	14,792 11,776 17,521		— — —	— — —	6,128 5,107 5,107

Christopher G. Miller Chief Financial Officer	2004 2003 2002	230,577 171,254 225,000	0 0 0	10,352 7,793 11,510		— — —	— — —	3,808 3,505 3,505

Sheldon L. Bogaz Vice President, ST	2004 2003 2002	111,538 141,089 —	167,341 82,051 241,782	1,310 — 21,336		— — —	— — —	1,817 3,770 1,972

Robert E. Pokusa General Counsel	2004 2003 2002	401,354 368,846 385,000	1,500 1,500 1,500	3763 19,126 19,565		— — —	— 200,000 50,000	9,534 7,862 8,329

(1)	The Company did not make any long-term incentive plan payouts in 2004, 2003, or 2002.
(2)	The compensation reported in this column consists of automobile expenses and insurance premiums.
(3)	The Company did not award any stock appreciation rights to the executive officers in 2004, 2003 or 2002.
(4)	The only compensation reported in this column are the Company’s matching contributions to the 401(k) Plan.
(5)	This total is comprised of $65,596 for automobile expenses and $51,360 for insurance premiums.

Option Grants During 2004

There were no stock options granted to the Named Executive Officers during 2004. The Company has never issued stock appreciation rights. Options are generally granted at an exercise price equal to the fair market value of the Common Stock at the date of grant. The term of each option granted is generally ten years from the date of the grant. Options may terminate before their expiration dates, if the optionee’s status as an employee or a consultant is terminated or upon the optionee’s death or disability.

Aggregated Option Exercises in 2004 and Year-End Option Values

The following table sets forth, for the Named Executive Officers, certain information concerning options exercised during fiscal 2004 and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2004. The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2004 ($ 5.085 per share) and the exercise price of the officer’s options. The Company has never issued stock appreciation rights.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION/SAR VALUES

	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-The-Money Options at December 31, 2004($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jonnie R. Williams	—	—	—	—	—	—
Paul L. Perito	—	—	1,000,000	—	3,397,500	—
David M. Dean	—	—	325,000	—	352,625	54,250
Sheldon L. Bogaz	—	—	200,000	50,000	217,000	—
Christopher G. Miller	—	—	325,000	—	896,375	—
Robert E. Pokusa	—	—	250,000	—	973,810	—

The Company does not have a defined benefit plan or actuarial pension plan. During 2004, the Company did not have a “long-term incentive plan”, and the Company did not make any “long-term incentive awards”, as such terms are defined in Item 402 of Regulation S-K. During 2004, no stock options were exercised by any optionee.

Board of Directors Compensation

Each independent director of the Company, as so classified by the Board of Directors (“Independent Directors”), is granted a stock option to purchase up to 50,000 shares of Common Stock on the date such Independent Director is first elected to the Board of Directors, vesting in equal installments on each of the first two anniversaries of the date of grant. As an annual retainer, each Independent Director additionally receives a stock option to purchase up to 50,000 shares of Common Stock granted on each anniversary of such Independent Director’s initial election to the Board of Directors, exercisable immediately. Each stock option granted to an Independent Director under the Company’s 2000 Equity Incentive Plan will be exercisable at a price equal to the fair market value of the Common Stock on the date of grant (as determined in accordance with the Plan).

Each Independent Director also receives a payment of $4,500 for his participation in each meeting of the Board of Directors and any committee meeting attended personally and $3,500 for his participation in each meeting of the Board of Directors and any committee meeting attended telephonically, subject to a cap of $6,000 for multiple in-person or telephonic meetings on the same day.

During 2004, there was a one-time charge of $0.9 million for the award of 450,000 options to the Company’s independent Board members. Each of the three independent directors received a one-time grant of 150,000 options.

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

In 1999, Mr. Perito purchased under his original agreement 2,000,000 shares of Common Stock at $1 per share, and the Company financed the purchase with a loan bearing interest at 7% (due annually) with all principal due in July 2005. Effective as of January 1, 2002, the interest rate was changed from 7% to the minimum applicable federal rate determined under Section 1274(d) of the Internal Revenue Code of 1986, as amended. The related $2.0 million note receivable is presented as a reduction of stockholders’ equity in the 2004, 2003, 2002, 2001, 2000 and 1999 balance sheets. Because the note is non-recourse with respect to accrued unpaid interest and 85% of the principal, this stock purchase right has been accounted for as an option. The Company has recognized interest income of approximately $31,500, $21,000, $35,000, $140,000 and $134,000 during 2004, 2003, 2002, 2001 and 2000, respectively, in connection with the note. In connection with the aforementioned agreement, Mr. Perito was also granted qualified stock options to purchase 1,000,000 shares of Common Stock at $1 11/16 per share, the price of the Common Stock on the date of grant. Such options vested immediately.

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

On March 30, 2001, the Company entered into an employment agreement with Robert E. Pokusa, the General Counsel, which expired on March 30, 2004. The agreement provides for a base salary of $385,000 and for discretionary annual bonuses as approved by the Company’s Chief Operating Officer and the Chief Executive Officer. The agreement also grants Mr. Pokusa the right to purchase 50,000 shares of Common Stock at $1.4688 per share of which 25,000 shares vested on March 30, 2001 and 25,000 vested on March 30, 2002. Upon termination by the Company of Mr. Pokusa’s employment agreement without cause, the Company will be obligated to pay to Mr. Pokusa severance payments equal to six months salary, paid on a monthly basis. Furthermore, if there is a change in control of the Company (as defined in the employment agreement), and Mr. Pokusa’s agreement does not continue in effect after such change of control, the Company will, within 60 days of notifying Mr. Pokusa of such termination, pay to Mr. Pokusa (a) a lump sum payment equal to all salary then due and payable and (b) severance payments equal to six months salary, paid on a monthly basis. Pursuant to the terms of the Employment Agreement, Mr. Pokusa is currently employed on a month-to-month basis.

Compensation Committee Interlocks and Insider Participation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 14, 2005 certain information with respect to the beneficial ownership of the Company’s common stock by each beneficial owner of more than 5% of the Company’s voting securities, each director and each named executive officer, and all directors and executive officers of the Company as a group, except as qualified by the information set forth in the notes to this table. As of March 14, 2005, there were 73,170,758 shares of the Company’s common stock outstanding.

Name	Shares Beneficially Owned(1)	Percentage Owned(2)
Jonnie R. Williams(3)	16,934,819	23.1%

Kathleen M. O’Donnell as Trustee for Irrevocable Trust #1 FBO(4)	10,019,362	13.7%
Francis E. O’Donnell, Jr., M.D. and the Francis E. O’Donnell, Jr.

Descendants’ Trust 709 The Hamptons Lane Chesterfield, MO 63017

Elliott Associates, L.P(5) 712 Fifth Avenue New York, New York 10019	4,101,333	5.5%

Paul L. Perito(6) 7475 Wisconsin Ave, Suite 850 Bethesda, MD 20814	3,349,000	4.5%

David M. Dean(7)	655,300	*

Christopher G. Miller(8)	490,000	*

Whitmore B. Kelley(9)	375,000	*

John R. Bartels, Jr.(10)	333,500	*

Leo S. Tonkin(11)	375,000	*

Robert E. Pokusa(12) 7475 Wisconsin Ave, Suite 850 Bethesda, MD 20814	320,000	*

Sheldon L. Bogaz(13)	311,100	*

All Directors, Executive Officers and Officers (10 Persons)	23,143,719	30.3%

*	Denotes less than 1% beneficial ownership.
(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days, by April 30, 2005, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them. Unless otherwise noted, the address for each of the above persons is c/o Star Scientific, Inc., 801 Liberty Way, Chester, Virginia 23836.
(2)	The “Percentage Owned” calculations are based on the outstanding shares of common stock as of March 14, 2005.
(3)	Includes 15,834,819 shares held by Mr. Williams. Also includes 1,100,000 shares held by Regent Court of which Mr. Williams is deemed to have beneficial ownership by virtue of his ownership interest in Regent Court and over which he shares voting and investment power with Dr. O’Donnell.

(4)	Includes 7,751,000 shares owned by a trust for the benefit of Francis E. O’Donnell, Jr., M.D., over which Kathleen O’Donnell, as trustee, has sole voting and investment power and 2,268,362 shares owned by a trust for the benefit of Dr. O’Donnell’s children over which Mrs. O’Donnell, as trustee, has sole voting and investment power. Excludes 400,000 shares owned by Hopkins Capital Group II, LLC, 200,000 shares owned by Hopkins Capital Group III, LLC and 200,000 shares owned by Hopkins Capital Group IV, LLC, each of which is a wholly-owned affiliate of Irrevocable Trust #1.
(5)	Elliott Associates, L.P. and its wholly owned subsidiaries, Elliott International, L.P. and Elliott International Capital Advisors, Inc., together beneficially own an aggregate of 4,101,333 shares.
(6)	Includes 2,300,000 shares held by Mr. Perito, 1,000,000 shares which Mr. Perito has the right to acquire upon exercise of stock options that are presently exercisable and an aggregate of 49,000 shares held by his children or in trust for the benefit of his children, of which Mr. Perito disclaims beneficial ownership.
(7)	Includes 350,000 shares that Mr. Dean has the right to acquire upon exercise of stock options that are presently exercisable and 1,100 shares owned by Mr. Dean’s spouse.
(8)	Includes 325,000 shares that Mr. Miller has the right to acquire upon exercise of stock options that are presently exercisable.
(9)	Includes 325,000 shares that Mr. Kelley has the right to acquire upon exercise of stock options that are presently exercisable.
(10)	Includes 300,000 shares that Mr. Bartels has the right to acquire upon exercise of stock options that are presently exercisable.
(11)	Includes 325,000 shares that Mr. Tonkin has the right to acquire upon exercise of stock options that are presently exercisable.
(12)	Includes 250,000 shares that Mr. Pokusa has the right to acquire upon exercise of stock options that are presently exercisable.
(13)	Includes 200,000 shares that Mr. Bogaz has the right to acquire upon exercise of stock options that are presently exercisable and 50,000 shares that will vest and become exercisable on March 17, 2005.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	4,509,236	$2.38	3,175,764
Equity Compensation Plans Not Approved by Shareholders (1)	730,526	$2.08	0
Total	5,239,762		3,175,764

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

Item 13. Certain Relationships and Related Transactions

The Company has entered into a license agreement (the “License Agreement”) as the licensee with Regent Court Technologies, LLC, of which Jonnie R. Williams, the Company’s founder and Chief Executive Officer and Francis E. O’Donnell, Jr., M.D., the beneficiary of the O’Donnell Trust, which is the Company’s second largest shareholder (after Mr. Williams), are the owners. The License Agreement provides, among other things, for the grant of an exclusive, world-wide, irrevocable license to the Company, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor’s patent rights and know-how relating to the processes for curing tobacco so as to significantly prevent the formation of certain toxic carcinogens present in tobacco and tobacco smoke, namely the tobacco specific nitrosamines (TSNAs), and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereinafter developed. The Company is obligated to pay to Regent Court a royalty of 2% on all net sales of products by it and any affiliated sublicensees, and 6% on all fees and royalties received by it from unaffiliated sublicensees, less any related research and development costs incurred by the Company. The License Agreement expires with the expiration of the last of any applicable patents. Eleven United States patents have been issued, and additional patent applications are pending in the United States and in approximately 80 foreign jurisdictions. To date, the Company has paid no royalties under the License Agreement. The License Agreement may be terminated by the Company upon 30 days written notice or by Regent Court if there is a default in paying royalties or a material breach by the Company or the purchase of Star Scientific’s stock or assets.

Mr. Williams and Dr. O’Donnell have in the past jointly owned an airplane and currently are the principals in a company, Starwood Industries, Inc. (“Starwood”), that acquired an airplane in 2002. The Company has utilized the airplane for business travel throughout the United States and to Mexico to client, vendor and scientific or technical consultant locations that are not near or easily accessible to airports with regularly scheduled or frequent commercial airline services. In late 2002, the Company entered into an agreement with Starwood under which it agreed to pay $2,100 per hour for use of the aircraft up to a maximum amount in any month equal to Starwood’s total monthly payment for the aircraft. Prior to this arrangement with Starwood in 2002, the Company made direct payments for expenses incurred to various arms-length vendors with respect to utilization of the airplane. Payments made by the Company to Starwood (or Messrs. Williams and O’Donnell as predecessors-in-interest to the airplane) with respect to aircraft expenses were $501,008 in 2004, $820,307 in 2003, $656,310 in 2002, $258,992 in 2001 and $191,680 in 2000, and were billed at cost.

In 1999, Mr. Perito purchased under his original employment agreement 2,000,000 shares of Common Stock at $1 per share, and the Company financed the purchase with a loan bearing interest at 7% (due annually) with all principal due in July 2005. Effective as of January 1, 2002, the interest rate was changed from 7% to the minimum applicable federal rate determined under Section 1274(d) of the Internal Revenue Code of 1986, as amended. The note is non-recourse with respect to accrued unpaid interest and 85% of the principal. The Company has recognized interest income of approximately $31,500, $21,000, $35,000, $140,000 and $134,000 during 2004, 2003, 2002, 2001 and 2000, respectively, in connection with the note.

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

In early October 2003, Jonnie R. Williams, Star’s CEO and largest shareholder, loaned Star $2 million in funds for corporate purposes. In a letter dated November 7, 2003, Mr. Williams advised the Company that he would personally extend an additional $8 million (and with the funds previously loaned in October, a total of $10 million) to the Company on an as-needed basis until the Company returns to profitability. As of March 23, 2004, the advances to the Company were approximately $4.5 million. The Company subsequently entered into a loan agreement with Mr. Williams under which he has agreed to make a total of $10.0 million available to the Company through March 31, 2005. The loan agreement provides that interest on the outstanding advances by Mr. Williams would be at a rate of 8% per annum on the outstanding balance. In November 2004, the $4.5 million of funds provided by Mr. Williams was repaid in full.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees that the Company incurred to Aidman, Piser during 2004:

Audit Fees:

Aidman, Piser billed the Company $224,209 for professional services for the audit of the Company’s annual financial statements for the year ended December 31, 2004 and the reviews of the interim financial statements included in the Company’s Forms 10-Q filed during the fiscal year ended December 31, 2004.

Audit Related Fees:

Aidman, Piser billed the Company $56,791 in 2004 for services related to the audit of the Company’s compliance with provisions of the Sarbanes-Oxley Act of 2002.

Tax Fees:

Aidman Piser billed the Company $34,907 for services related to tax compliance (federal and state tax reporting and tax planning).

In addition to tax compliance services, Aidman Piser has assisted the Company in 2004 in the follow-up of the submission of a private letter ruling request to the IRS that would confirm the deductibility of funds placed in escrow under the tobacco Master Settlement Agreement. Aidman Piser has continued to assist the Company regarding this request which remains pending before the agency. Total fees billed for tax services in 2004, including those fees associated with the private letter ruling aggregated $96,383.

All Other Fees:

None.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by Aidman, Piser & Company, P.A. in 2004. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Aidman, Piser & Company, P.A. The Audit Committee has pre-approved audit and tax fees for 2005.

Item 15. Exhibits and Financial Statements

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(i) Financial Statements:

A list of financial statements included herein is set forth in Item 8.

(ii) Financial Statements Schedules:

The following financial information is filed herewith on the page indicated.

Financial Schedule

Page
Schedule of Valuation and Qualifying Accounts	S-1

(b)	EXHIBITS:

Number	Description
2.1	Asset Purchase Agreement between Star Scientific, Inc., a Delaware corporation and Eyetech, LLC, a Minnesota limited liability company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998(1)

2.2	Escrow Agreement between Star Scientific, Inc., a Delaware corporation, Eyetech, LLC, a Minnesota limited liability company and Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, and Jonnie R. Williams and Vincent Ellis as Escrow Agents, dated February 16, 1999, and effective December 30, 1998(1)

3.1	Restated Certificate of Incorporation(2)

3.2	Bylaws of Star Scientific, Inc. as Amended to Date(2)

10.1	Stock Exchange Agreement between Eye Technology, Inc. and the stockholders of Star Tobacco & Pharmaceuticals, Inc., dated February 6, 1998(3)

10.2	License Agreement between Star Tobacco & Pharmaceuticals, Inc., as Licensee and Regent Court Technologies, Jonnie R. Williams, and Francis E. O’Donnell, Jr., M.D., as Licensor, dated January 5, 1998(4)

10.3	Amendment No. 1 to License Agreement between Regent Court Technologies, Jonnie R. Williams, Francis E. O’Donnell, J.R., M.D. and Star Tobacco & Pharmaceuticals, Inc., dated August 3, 1998(6)

10.4	1998 Stock Option Plan, as amended(7)

10.5	2000 Equity Incentive Plan, as amended(8)

10.6	Promissory Note dated April 27, 1999 of Paul L. Perito(18)

10.7	Qualified Stock Option Agreement dated as of April 27, 1999 between Star Scientific, Inc. and Paul L. Perito(9)

10.8	Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.9	Loan Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.10	Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated December 16, 1999(10)

10.11	Supply Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.12	Lease and Purchase Option Contract between the Company and the Industrial Development Authority of the Town of Chase City, Virginia, dated March 10, 2000(10)

10.13	Form of Director Indemnification Agreement(7)

10.14	Form of Officer Indemnification Agreement(7)

10.15	Executive Employment Agreement between Star Scientific, Inc. and David Dean, dated October 6, 2000(8)

10.16	Restated Loan Agreement between Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.17	Restated Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.18	Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.19	Guaranty Agreement between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.20	Guarantee Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.24	Executive Employment Agreement dated as of September 15, 2000 between Star Scientific, Inc. and Christopher G. Miller(11)

10.21	Amended and Restated Executive Employment Agreement dated as of March 15, 2001 between Star Scientific, Inc. and Christopher G. Miller(8)

10.22	Executive Employment Agreement dated as of March 30, 2001 between Star Scientific, Inc. and Robert E. Pokusa(8)

10.23	Restated Master Agreement, dated April 25, 2001, by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.24	First Amendment to Restated Loan Agreement dated April 25, 2001, among Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation(12)

10.25	Trademark License and Royalty Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.26	Other Low TSNA Tobacco Royalty Agreement, dated April 25, 2001 by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.27	First Amendment to Regent/B&W License Agreement, dated April 25, 2001, by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.28	Chase City License and Services Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.29	Exclusive License Agreement dated as of March 16, 2001 by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.30	Sublicense Agreement dated as of March 16, 2001 by and among Star Scientific, Inc. and Star Tobacco & Pharmaceuticals, Inc.(2)

10.31	Consent to Assignment dated March 16, 2001 by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Tobacco & Pharmaceuticals, Inc., and Star Scientific, Inc.(2)

10.32	Amendment No. 1 dated April 5, 2001 to Exclusive License Agreement by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.33	Promissory Note dated August 20, 2001 of Christopher G. Miller(2)

10.34	Promissory Note dated August 20, 2001 of Robert E. Pokusa(2)

10.35	Promissory Note dated August 20, 2001 of Sheldon L. Bogaz(2)

10.36	Promissory Note dated August 20, 2001 of David M. Dean(2)

10.37	Master Lease Agreement Dated as of June 29, 2001 between General Electric Capital Corporation and Star Scientific, Inc.(13)

10.38	Master Lease Agreement Dated as of September 28, 2001 between Heller Financial Leasing, Inc. and Star Scientific, Inc. and Star Tobacco, Inc.(13)

10.39	Master Lease Agreement Dated as of July 1, 2001 between General Electric Capital Corporation and Star Scientific, Inc.(13)

10.40	Lease Agreement dated as of February 26, 2002 between GE Capital and Star Scientific, Inc.(14)

10.41	Contract with The Industrial Development Authority of Mecklenburg County, Virginia and The Industrial Development Authority of the Town of Chase City, Virginia, for a 10-year lease and option to purchase an approximately 91,000 square foot building at 89 Duckworth Road(15)

10.42	Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of June 14, 2002(16)

10.43	Allonge, dated as of June 14, 2002, by and between Star Scientific, Inc. and Paul L. Perito, Esq.(16)

10.44	First Modification Agreement to Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of November 1, 2002(16)

10.45	October 3, 2003 Letter Agreement between Star Scientific, Inc. and Brown and Williamson Tobacco Corporation

10.46	Loan Agreement between Mr. Jonnie R. Williams and the Company, dated March 22, 2004. (17)

10.47	Amendment to Master Lease Agreement and Schedule, dated as of January 16, 2004, between Southern Pacific Bancapital, Star Scientific, Inc., and Star Tobacco, Inc. (17)

10.48	Convertible Debenture, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities, Corp. Debenture was amended and then converted. (17)

10.49	Warrant, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities, Corp. (17)

10.50	Securities Purchase Agreement, dated March 25, 2004 between Star Scientific, Inc. and Manchester Securities Corp. (17)

10.51	Registration Rights Agreement, dated March 25, 2004 between Star Scientific, Inc. and Manchester Securities Corp. (17)

10.52	Form of Reedland Warrant, dated as of March 25, 2004, issued by Star Scientific, Inc. (17)

10.53	Guaranty Agreement, dated March 25, 2004 issued by Star Tobacco, Inc. (17)

10.54	Security Agreement, dated March 25, 2004 between Star Scientific, Inc., Star Tobacco, Inc. and Manchester Securities Corp. (17)

10.55	Subordination Agreement, dated March 25, 2004 between Star Scientific, Inc., Jonnie Williams and Manchester Securities Corp. (17)

10.56	Securities Purchase Agreement, dated April 15, 2004 by and among Star Scientific, Inc., Elliott International, LP and Elliott Associates, LP (18)

10.57	Registration Rights Agreement, dated April 15, 2004 between Star Scientific, Inc., Elliott International, LP and Elliott Associates, LP (18)

10.58	Securities Purchase Agreement, dated April 15, 2004 between Star Scientific, Inc. and Portside Growth and Opportunity Fund (18)

10.59	Registration Rights Agreement, dated April 15, 2004 between Star Scientific, Inc. and Portside Growth and Opportunity Fund (18)

10.60	Second Restated Non-Circumvention and Finder’s Fee Agreement, dated April 15, 2004 between Star Scientific, Inc. and Reedland Capital Partners (18)

10.61	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Elliott International, LP

10.62	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Elliott International LP

10.63	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Elliott Associates, LP

10.64	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Elliott Associates, LP

10.65	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA

10.66	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA

10.67	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Iroquois Capital, LP

10.68	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Iroquois Capital, LP

10.69	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and [*]

10.70	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to [*]

14.1	Corporate Code of Business Conduct and Ethics, dated March 2004.(17)

21.1	Subsidiaries of Star Scientific, Inc.(18)

23.1	Consent of Aidman, Piser & Company, P.A.

24.1	Powers of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Star’s Current Report on Form 8-K dated March 2, 1999
(2)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(3)	Incorporated by reference to Star’s Current Report on Form 8-K dated February 19, 1998
(4)	Incorporated by reference to Star’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998
(5)	Incorporated by reference to Star’s Current Report on Form 8-K dated July 15, 1998
(6)	Incorporated by reference to Star’s Current Report on Form 8-K dated September 11, 1998
(7)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 1999
(8)	Incorporated by reference to Star’s Definitive Proxy Statement on Form Def 14-A dated November 4, 2004
(9)	Incorporated by reference to Star’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999
(10)	Incorporated by reference to Star’s Registration Statement on Form S-1/A dated May 8, 2000
(11)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
(12)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2001
(13)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(14)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(15)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(16)	Incorporated by reference to Star’s Current Report on Form 8-K filed February 18, 2003
(17)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2003.
(18)	Incorporated by reference to Star’s Current Report on Form 8-K filed April 16, 2004
[*]	Redacted for confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Virginia on the 16th day of March, 2005.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

Signature	Title	Date
/s/ JONNIE R. WILLIAMS Jonnie R. Williams	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ PAUL L. PERITO Paul L. Perito	Chairman of the Board, President and Chief Operating Officer	March 16, 2005

/s/ CHRISTOPHER G. MILLER Christopher G. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ JOHN R. BARTELS, JR. John R. Bartels, Jr.	Director	March 16, 2005

/s/ WHITMORE B. KELLEY Whitmore B. Kelley	Director	March 16, 2005

/s/ LEO S. TONKIN Leo S. Tonkin	Director	March 16, 2005

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Star Scientific, Inc. and Subsidiary

Chester, Virginia

We have audited the accompanying consolidated balance sheets of Star Scientific, Inc. and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule included on page S-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16, the Company elected not to join in the Master Settlement Agreement (“MSA”) among forty-six states, several U.S. territories and a number of tobacco manufacturers, as a Subsequent Participating Manufacturer. As a result thereof, the Company is required to annually contribute funds into escrow under statutes which the MSA required participating states to pass if they were to receive the full benefits of the settlement. Such escrowed funds will be available to pay judgments in tobacco-related litigation, if any, filed by the states and, if not used, returned to the Company in twenty-five years. The Company’s 2004 escrow obligation is currently estimated to be approximately $4 to 5 million which must be funded by April 15, 2005.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Scientific, Inc. and Subsidiary as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

March 14, 2005

Tampa, Florida

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$7,703,072	$—
Accounts receivable, trade, net	7,468,960	5,596,645
Inventories	1,866,379	3,991,425
Prepaid expenses and other current assets	571,182	835,691
Deferred tax asset	—	179,000

Total current assets	17,609,593	10,602,761

Property and equipment, net	15,181,692	18,876,540
Idle equipment	1,160,208	1,160,208

Intangibles, net of accumulated amortization	922,348	974,836
Other assets	1,247,218	1,515,181
MSA Escrow funds	33,396,368	27,024,433
Deposits on property and equipment	—	151,500

	$69,517,427	$60,305,459

	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$—	$465,212
Current maturities of long-term debt	3,000,000	4,572,384
Current maturities of capital lease obligations	1,422,351	4,536,565
Accounts payable, trade	3,057,068	6,601,226
Federal excise taxes payable	3,068,770	2,626,736
Accrued expenses	1,413,183	817,937

Total current liabilities	11,961,372	19,620,060

Deferred tax liability	—	581,000
Note payable, related party	—	3,661,703
Long-term debt, less current maturities	34,163,986	25,386,710
Capital lease obligations, less current maturities	45,775	1,789,009
Deferred gains on sale leasebacks	16,727	218,197

Total liabilities	46,187,860	51,256,679

Commitments and contingencies (Notes 8, 11 and 16)

Stockholders’ equity:
Common stockA	6,618	5,972
Preferred stockB	—	—
Additional paid-in capital	46,287,801	15,431,605
Accumulated deficit	(20,364,852)	(3,788,797)
Notes receivable, officers	(2,600,000)	(2,600,000)

Total stockholders’ equity	23,329,567	9,048,780

	$69,517,427	$60,305,459

A	$.0001 par value, 100,000,000 shares authorized, 66,185,948 and 59,719,460 shares issued and outstanding 2004 and 2003, respectively.
B	Class A, convertible, $.01 par value, 4,000 shares authorized, no shares issued or outstanding; Series B, convertible; $.01 par value 15,000 shares authorized, no shares issued or outstanding.

See notes to consolidated financial statements.

F2

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Net sales	$66,657,242	$73,258,583	158,192,090
Less:
Cost of goods sold	16,021,221	20,425,117	77,015,844
Excise taxes on products	36,079,132	36,535,968	54,457,722

Gross profit	14,556,889	16,297,498	26,718,524

Operating expenses:
Marketing and distribution	10,010,368	9,853,240	14,497,297
General and administrative	15,593,959	15,043,730	13,043,866
Depreciation	3,563,856	3,243,568	3,052,883
Loss on write-down of inventories	1,325,832	1,551,451	—
Research and development	18,883	709,300	976,110

Total operating expenses	30,512,898	30,401,289	31,570,156

Operating loss	(15,956,009)	(14,103,791)	(4,851,632)

Other income (expense):
Interest income	319,534	205,516	551,338
Interest expense	(2,858,680)	(1,627,807)	(1,821,911)
Gain (loss) on disposal of assets	51,158	(1,547,789)	—
Other	46,142	(9,834,811)	169,301

	(2,441,846)	(12,804,891)	(1,101,272)

Loss before income taxes	(18,397,855)	(26,908,682)	(5,952,904)
Income tax benefit	1,821,800	10,248,000	1,595,000

Net loss	$(16,576,055)	$(16,660,682)	$(4,357,904)

Basic loss per common share	$(0.28)	$(0.28)	$(0.07)

Diluted loss per share	$(0.28)	$(0.28)	$(0.07)

Weighted average shares outstanding - basic	62,137,037	59,719,460	59,729,315

Weighted average shares outstanding - diluted	62,137,037	59,719,460	59,729,315

See notes to consolidated financial statements.

F3

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Notes receivable, Officers	Total
	Shares	Amount
Balances, January 1, 2002	59,741,460	$5,974	$14,665,456	$17,252,973	$(3,400,000)	$28,524,403
Repurchase and retirement of treasury stock shares	(22,000)	(2)	(5,502)	(23,184)	—	(28,688)
Stock-based compensation	—	—	344,839	—		344,839
Stockholder contribution	—	—	300,000	—	—	300,000
Net loss	—	—	—	(4,357,904)	—	(4,357,904)

Balances, December 31, 2002	59,719,460	5,972	15,304,793	12,871,885	(3,400,000)	24,782,650
Stock-based compensation	—		126,812	—	—	126,812
Collection of officer note receivable	—	—	—	—	800,000	800,000
Net loss	—	—	—	(16,660,682)	—	(16,660,682)

Balances, December 31, 2003	59,719,460	5,972	15,431,605	(3,788,797)	(2,600,000)	9,048,780

See notes to consolidated financial statements.

F4

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Notes receivable, Officers	Total
	Shares	Amount
Balances, December 31, 2003, carried forward	59,719,460	5,972	15,431,605	(3,788,797)	(2,600,000)	9,048,780
Stock-based compensation	—	—	1,140,314	—	—	1,140,314
Issuance of common stock, net of stock issuance costs	6,292,877	629	28,564,370	—	—	28,564,999
Issuance of common stock and stock options as a part of loan issuance costs	173,611	17	912,236	—	—	912,253
Revision in warrant price in exchange for change in debenture redemption provisions	—	—	239,276	—	—	239,276
Net loss	—	—	—	(16,576,055)	—	(16,576,055)

Balances, December 31, 2004	66,185,948	$6,618	$46,287,801	$(20,364,852)	$(2,600,000)	$23,329,567

See notes to consolidated financial statements.

F5

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Operating activities:
Net loss	$(16,576,055)	$(16,660,682)	$(4,357,904)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	3,563,856	3,243,568	3,052,883
Amortization of intangibles, deferred gains and other non-cash charges	(150,316)	(114,440)	(52,095)
(Gain) loss on disposal of property and equipment	(51,158)	1,547,789	—
Deferred income taxes	(402,000)	(10,248,000)	(1,595,000)
Stock-based loan modification costs	239,276	—	—
Stock-based compensation expense	1,140,314	126,812	344,839
Settlement funded from MSA escrow	—	9,834,875	—
Expenses funded through stockholder contribution	—	—	300,000
Marketing expense funded from capital contribution	—	—	—
Repayment of debt funded through royalty revenue	—	—	(1,500,000)
Increase (decrease) in cash resulting from changes in:
Accounts receivable, trade	(1,872,315)	4,051,454	(6,459,690)
Inventories	2,125,046	7,620,093	392,560
Prepaid expenses and other current assets	264,509	51,756	(515,730)
Other assets	1,169,598	(58,881)	97,974
Accounts payable, trade	(3,544,158)	5,980,693	(2,281,867)
Federal excise taxes payable	442,034	(1,153,455)	1,938,554)
Accrued expenses	595,246	(195,443)	(875,409)
Income taxes payable and refundable taxes	—	4,265,074	9,189,442

Net cash flows from operating activities	(13,056,123)	8,291,213	(2,321,443)

Investing activities:
Purchases of property and equipment	(35,822)	(75,393)	(318,615)
Proceeds from disposal of property and equipment	217,972	—	20,000
Acquisition of intangible assets	—	—	(98,246)
Deposits on property and equipment	151,500	(130,000)	(494,575)
Collection of notes receivable, officers	—	800,000	—

Net cash flows from investing activities	333,650	594,607	(891,436)

(Continued)

F6

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Financing activities:
Proceeds from capital leases (sale/leasebacks)	—	—	3,339,477
Proceeds from (repayment of) note payable, related party	(3,661,703)	3,661,703
Proceeds from (repayment of) notes payable	—	(4,104,566)	4,104,569
Payments on long-term debt and capital leases	(6,640,604)	(5,545,058)	(5,235,174)
Increase (decrease) in bank overdraft	(465,212)	465,212	—
Proceeds from long-term debt	—	—	3,000,000
Proceeds from stock issuance	28,714,999	—	—
Cash costs of stock issuance	(150,000)	—	—
Proceeds from convertible debenture	9,000,000	—	—
Repurchase of treasury stock	—	—	(28,688)

Net cash flows from financing activities	26,797,480	(5,522,709)	5,180,184

Deposits to MSA Escrow fund	(6,371,935)	(3,765,951)	(5,037,949)

Refunds received from MSA Escrow fund	—	388,872	—

Change in cash and cash equivalents	7,703,072	(13,968)	(3,070,644)
Cash and cash equivalents, beginning of year	—	13,968	3,084,612

Cash and cash equivalents, end of year	$7,703,072	$—	$13,968

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,492,583	$1,675,452	$1,838,001

Income taxes	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Purchase of fixed assets financed by long-term debt/capital leases	$—	$—	$243,395

Accounts payable converted to long-term debt	$—	$8,359,648	$—

Non-cash loan issuance costs	$912,253	$—	$—

See notes to consolidated financial statements.

F7

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

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

(2) the manufacturing, sales, marketing and development of very low-nitrosamine smokeless tobacco products that also carry enhanced warnings beyond those required by the Surgeon General, including ARIVA® compressed powdered tobacco cigalett® pieces, STONEWALL Hard Snuff® and Stonewall dry snuff; and

(3) the manufacture and sale of discount cigarettes.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Star Scientific, Inc. and its wholly-owned subsidiary, Star Tobacco, Inc. All intercompany accounts and transactions have been eliminated.

Advertising Costs:

Advertising costs are expensed as incurred and are included in marketing and distribution expenses. For the years ended December 31, 2004, 2003 and 2002, advertising costs were $27,000, $118,000, and $384,000, respectively.

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

F8

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

1.	Summary of significant accounting policies (continued):

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

Accounts receivable and allowance for doubtful accounts:

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to distributors and retail customers. The Company performs continuing credit evaluations of its customers’ financial condition and does not require collateral.

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are written off to bad debt expense. The allowance for doubtful accounts contains a general accrual for remaining possible bad debts. The allowance for doubtful accounts at December 31, 2004 and 2003 approximated $98,000 in each of those years. Based on the information available management believes the allowance for doubtful accounts is adequate. However, actual write-offs might exceed the recorded allowance.

Inventories:

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

Property and equipment:

Property and equipment are recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of three to seven years for office equipment and machinery and equipment and thirty-nine years for buildings and improvements. Depreciation for barns is determined using the units of production method over the estimated useful life of ten years. Amortization of assets under capital leases are over the lease term or estimated useful life, as appropriate using the units of production method.

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

YEARS ENDED DECEMBER 31, 2004 AND 2003

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

Segment reporting:

The Company has operations in two business segments and, as a result, has adopted Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information (“FAS 131”). FAS 131 establishes standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has identified these segments based on the nature of business conducted by each. The identifiable segments are 1) the manufacture and sale of discount cigarettes and smokeless tobacco products to wholesalers, and 2) the sale of tobacco utilizing the technology to which the Company is the exclusive licensee and royalties thereon. This second segment also includes costs incurred in the research and development of methods of manufacturing less toxic and potentially less harmful tobacco products. Currently this segment is not generating revenues.

F10

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

1.	Summary of significant accounting policies (continued):

Loss per common share:

Basic loss per common share is computed using the weighted-average number of common shares outstanding.

Diluted loss per share is computed assuming conversion of all potentially dilutive stock options and warrants. Potential common shares outstanding are excluded from the computation if their effect is antidilutive.

Revenue Recognition:

Revenue is recognized when tobacco products are delivered to customers and title passes. The Company also records appropriate provisions for uncollectible accounts and credit for returns. In connection with its leaf tobacco segment, the Company historically sold low-TSNA StarCured® tobacco to Brown & Williamson Tobacco Corporation (“B&W”) at a price approximately equivalent to its purchase price. The Company was the primary obligor to the tobacco farmers, from whom the tobacco was purchased, and had general inventory risk. Due to these factors, and others, the Company recorded tobacco leaf sales and the related cost of sales at gross amounts in 2002. The Company suspended these purchases and sales in 2003 and 2004 and notified its participating farmers that it will not purchase any tobacco from them in 2005. Royalty revenues are recognized when earned.

Shipping costs:

Shipping costs are included in marketing and distribution expenses and aggregated approximately $1,207,000, $1,025,000, and $1,237,000 in 2004, 2003 and 2002, respectively.

Accounting and Reporting Developments:

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s 2004 Annual Report, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K. An extension to April 30, 2005 has been granted, at which time this report will be submitted with an amended Form 10-K.

F11

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

1.	Summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

In December 2003, the FASB issued SFAS Interpretation No. 46R, Consolidation of Variable Interest Entities (amended). This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation was effective by the end of the first reporting period ending after December 15, 2003 for variable interest entities created after January 31, 2003 and for interim periods ending after March 15, 2004 for interests acquired prior to February 1, 2003. The Company currently has no ownership in variable interest entities and, therefore, adoption of this standard currently has no financial reporting implications.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s financial position or results of operations.

F12

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

1.	Summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company accounts for options issued to employees under SFAS No. 123 so adoption of this revision is not expected to have any impact on the Company’s financial position or results of operations.

F13

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

2.	Liquidity and managements’ plans:

While Star obtained $38.0 million in common stock and convertible debenture financing in 2004, the Company had a consolidated net loss of approximately $16.6 million in 2004 and substantial cash outlays, including $6.2 million in MSA escrow payments for 2003 sales and payments of approximately $3.1 million as the Company reduced its accounts payables from $6.6 million at the end of 2003 to $3.1 million at the end of 2004.

On February 25 and February 28, 2005, Star entered into a Securities Purchase and Registration Rights Agreement for the sale of 3.6 million shares of common stock, together with 9-month warrants, with an exercise price of $5.00 per share, for an additional 3.6 million shares of common stock. Star received aggregate proceeds of $18.0 million for the sale of shares and Star has the potential for the receipt of an additional $18.0 million in aggregate proceeds, if the warrants are exercised in 2005 prior to their expiration. Any decision to exercise the warrants is not within the Company’s control and will depend primarily on the performance of its stock price during the remainder of the year.

The Company continues to experience substantially negative cash flow from operations. For the year, sales of its discount cigarettes have declined in price but stabilized in volume as compared to 2003. Beginning in June 2004, Star increased prices for its cigarettes and recent trends during the third and fourth quarter of 2004 indicate that the increased pricing is holding firm in the market. The overall effect of these changes is difficult to predict at this time. Sales of its smokeless products as well as royalty income continue to be de minimis. The Company’s net working capital and results of operations do not reflect its obligation to make MSA escrow deposits for 2004 sales, which the Company must make in April 2005.

In addition, the Company has spent a significant amount of money in connection with the development and protection of its intellectual property portfolio, principally in connection with its patent infringement litigation against R. J. Reynolds Tobacco Company (“RJR”). The Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with its ongoing patent litigation matters.

Future cash needs over the near term include:

•	Star’s MSA escrow deposit, due in April 2005, which Star expects to be approximately $4 - 5 million;

•	litigation costs in connection with the trial portion of the Company’s patent infringement case against RJR, the first part of which was tried from January 31 to February 8, 2005. The Company expects the trial costs to be approximately $1 million;

F14

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

2.	Liquidity and managements’ plans (continued):

•	monthly payments of approximately $300,000 to B&W for combined principal and interest on restructured accounts payable which was approximately $8.1 million as of January 1, 2005. Beginning in January 2006, the Company will also have payments of approximately $300,000 per month in connection with the long term tobacco curing barn debt due B&W;

•	monthly payments of approximately $200,000 for operating and capital leases;

•	Quarterly payments of approximately $1.1 million under the tobacco quota buyout program which, as noted above, is being offset by increased prices that went into effect on January 1, 2005; and

•	funding of other aspects of the Company’s current operations in light of continued operating losses.

In addition, there exist certain contingencies which could require the Company to make significant cash payments (see Note 16).

With the proceeds of the recent financings and the improving margins in the cigarette business, the Company anticipates that it will have sufficient funds to support its operations at least into the second quarter of 2006. However, absent the successful completion of the Company’s patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, the Company expects it will need to pursue additional sources of funds during or after the second quarter of 2006. The Company began the trial of its patent infringement litigation in January 2005, and assuming the Company is successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment Motions, the Company expects to complete the trial of its patent infringement case shortly after the Court rules on the outstanding defense and Motions for Summary Judgment. Also, the Company expects to continue to pursue opportunities for licensing its smokeless tobacco products and expanding its sales and marketing efforts, particularly if the Company obtains additional funds during 2005 from the exercise of outstanding warrants. While the Company may seek to obtain funds in the future through debt financing, there are significant limitations on its ability to obtain new debt financing, principally due to limited collateral availability. Moreover, the Company’s ability to obtain future financings on terms acceptable to it will depend on a number of factors, including the performance of its stock price and its operational performance. Any equity financing will be dilutive to the Company’s existing stockholders.

The Company’s long-term financial success is ultimately dependent upon the successful resolution of the Company’s patent infringement lawsuit against RJR (see Note 16) and the return to profitability through generation of sales of the Company’s discount cigarettes, low-TSNA tobacco and smokeless tobacco products or royalties from the licensing of the Company’s low-TSNA patents. The Company’s inability to improve operations or to raise funds during or after the second quarter of 2006 could have a material adverse effect on its ability to meet its working capital needs and continue operations.

F15

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

3.	Inventories:

Inventories consist of the following:

	2004	2003
Tobacco leaf	$109,252	$563,463
Raw materials	237,061	457,053
Packaging materials	622,724	1,286,877
Finished goods	897,342	2,014,032
Inventory reserve	—	(330,000)

	$1,866,379	$3,991,425

4.	Property and equipment:

Property and equipment consists of the following:

	2004	2003
Land	$159,879	$159,879
Buildings	430,020	430,020
Leasehold improvements	1,284,627	1,284,627
Tobacco curing barns	20,632,483	20,667,083
Machinery and equipment	6,329,738	6,302,103
Office and sales equipment	1,044,068	1,180,819

	29,880,815	30,024,531
Less accumulated depreciation	(14,699,123)	(11,147,991)

	$15,181,692	$18,876,540

During 2002 and 2001, the Company entered into several sale-leaseback transactions (see Note 8). Tobacco curing barns noted above include both owned and leased barns as follows:

	2004	2003
Tobacco curing barns owned	$8,359,868	$8,394,468
Tobacco curing barns under capital lease obligations	12,272,615	12,272,615

	$20,632,483	$20,667,083

Amortization associated with these leased barns approximated $1,650,000, $1,614,000 and $1,556,000 in 2004, 2003 and 2002 respectively, and is included in depreciation in the accompanying statements of operations. The Company also maintains and has earmarked for curing burley tobacco approximately 60 barns which are classified as “idle equipment”. These barns can be used for curing flue-cured tobacco. However; at present, it is anticipated that the barns will remain idle or will be moved to supplement the existing tobacco curing operations for flue-cured tobacco.

F16

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

5.	Intangibles:

Intangibles consist of the following:

	2004	2003
Patents	$958,542	$958,542
Trademarks and other intangibles	408,203	397,585

	1,366,745	1,356,127
Less: accumulated amortization	(444,397)	(381,291)

	$922,348	$974,836

An aggregate of $141,576 in trademarks have indefinite lives and are therefore not subject to amortization.

Expected future amortization of intangibles with finite lives is as follows:

Year ending December 31,
2005	$75,000
2006	75,000
2007	75,000
2008	75,000
2009	75,000
Thereafter	405,772

$780,772

6.	Relationship with Brown & Williamson Tobacco Corporation

Star and B&W have, for a number of years, been party to multiple, substantial commercial relationships. These have included arrangements with respect to the financing of StarCured® tobacco curing barns, purchases of StarCured® tobacco by B&W, and licensing arrangements related to StarCured® tobacco, other low-TSNA tobacco, and very low-TSNA cigarettes and smokeless tobacco products.

In 2000-2002, Star purchased low-TSNA flue-cured tobacco for leaf tobacco sales to B&W from approximately 200 participating tobacco farmers (“StarCured® farmers”) who cure their tobacco in specially designed StarCured® barns pursuant to long-term contracts entered into with the Company. There were no sales of tobacco leaf during 2003 because B&W agreed to purchase StarCured® tobacco directly from the Company’s participating StarCured® farmers that year. In January 2004, Star notified the participating StarCured® farmers that B&W had decided not to purchase all of the StarCured® tobacco to be produced in 2004 and, as a result, it would not be in a position to purchase tobacco from them during the 2004 growing season. In December 2004, Star also advised its participating StarCured® farmers that it could not commit to purchase any tobacco from them during the 2005 growing season.

Pursuant to a separate Manufacturing and Supply Agreement, B&W manufactured cigarettes and supplied tobacco to the Company beginning in 1999. B&W ceased manufacturing cigarettes for Star as of December 31, 2002, and ceased supplying tobacco to Star in the first half of 2003.

F17

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

6.	Relationship with Brown & Williamson Tobacco Corporation (“B&W”) (continued):

As part of its ongoing relationship with Star, B&W also loaned the Company approximately $29 million to finance the purchase of specially designed StarCured® tobacco curing barns. B&W and Star agreed to restructure approximately $29 million of that debt (which now is approximately $20 million) into long-term debt with no interest accruing or principal payments required until January 2005, after which interest and principal was payable over five years. The date and terms for repayment of the loans were subsequently modified. (See Note 7.) Once the outstanding loan balance is reduced to $10 million, the collateral will be released by B&W.

Pursuant to a 2001 Agreement, B&W also took over all aspects of the Advance® low-TSNA cigarette in return for royalty payments (initially 40 cents per carton which then decreases over time) on the sales of that cigarette. Also, under another agreement (the “Other Low-TSNA Royalty Agreement”), B&W agreed to pay royalties to Star for purchases of other low-TSNA tobacco and potentially StarCured® tobacco. These royalty payments were effected through $1,500,000 in annual long-term debt reductions in 2001 and 2002, and with de minimis debt reductions in 2003 and 2004. (See Note 7.)

Further, pursuant to another agreement Star granted to B&W a non-exclusive right to purchase and sell hard tobacco manufactured by Star, in return for royalty payments on the sales of these products. The Agreement provided for a market test of a hard tobacco product, after which B&W was to advise Star whether B&W deemed the market test to be successful. On December 14, 2004, Star received notice from RJR (as purported successor to Brown & Williamson Tobacco Corporation—see below) and Brown & Williamson Holdings, Inc. (formerly known as Brown & Williamson Tobacco Corporation) that the hard tobacco market test conducted under the Hard Tobacco Agreement was unsuccessful and that the Agreement was terminated. As a result of the termination of the Agreement, B&W, and RJR, as the purported and self-described successor to B&W, are prohibited from manufacturing, selling or distributing a hard tobacco product, or competing with Star in the manufacture, sale or distribution of a hard tobacco product, for a period of four years.

Star and B&W in 2003 also executed a letter agreement which, in part, restructured and consolidated all of Star’s outstanding trade payables to B&W. Under the agreement, the trade payables due to B&W were to be paid in minimum monthly principal payments of $250,000 beginning in January 2004 (later extended to January 2005) as well as monthly interest at an interest rate of prime plus 1% on the outstanding balance. As of December 31, 2004, the outstanding balance was $8,184,875. The agreement further provided for the payment of additional amounts against the debt if Star obtains refunds from its state MSA escrow funds and clarified the manner in which certain future payments would be made under the Other Low TSNA Royalty Agreement.

F18

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

6.	Relationship with Brown & Williamson Tobacco Corporation (“B&W”) (continued):

On July 30, 2004, RJR, a subsidiary of B&W, and certain of their affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the parent of B&W. In the patent litigation discussed herein (Note 16), RJR took the position that the new operating entity established as a result of this combination transaction assumed all of the rights and obligations under the agreements previously entered into between Star and B&W, and moved to dismiss the case on that basis. After full briefing, the Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign the Star/B&W agreements to the new subsidiary, and that Star had not consented to the assignment. The Court further found that the de facto merger doctrine did not apply. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations did not impact on the claims asserted in the patent litigation. Star has also been advised by Brown & Williamson Holdings, Inc., the surviving B&W entity, that the tobacco and cigarette division of B&W has been combined with the operations of RJR.

7.	Note payable and long-term debt:

Note payable, related party:

Note payable, related party consists of advances under a $10 million unsecured line of credit provided to the Company by Jonnie R. Williams, Star’s CEO and largest stockholder. The line of credit matures March 31, 2005 and outstanding advances bear interest at 8% per annum. Balances outstanding at December 31, 2004 and 2003 aggregated $-0- and $3,661,703, respectively. Interest expense on this note in 2004 and 2003 was $235,309 and $56,297, respectively.

Long-term debt consists of the following:

	2004	2003
Notes payable due B&W, collateralized by tobacco curing barns, tobacco leaf inventory, and intellectual property; non-interest bearing until 2006 payable via royalties earned, as defined, (See Note 6) through December 2005, thereafter payable in 96 monthly installments with interest at prime plus 1%.	$19,979,111	$19,991,063

Note payable due B & W, converted from accounts payable, bearing interest at prime plus 1%, payable in monthly installments of $250,000 plus interest commencing January 1, 2005.	8,184,875	8,395,647

Note payable, collateralized by certain tobacco curing barns; payable in monthly installments of $105,720 through December 2003 and $86,500 through September 2004, including interest at 10.04%, with the remaining principal and interest paid in full in October 2004.		1,572,384

F19

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

7.	Notes payable and long-term debt (continued):

Convertible debenture, with interest at 8%, secured by inventory and accounts receivable not otherwise pledged. Initially, convertible at $3.73 per share, reduced to $2.89 per share. Debenture was issued with 502,681 warrants exercisable at $4.476 for five years. The debenture was converted to common stock in January 2005.	9,000,000	—

	37,163,986	29,959,094

Less current maturities	(3,000,000)	(4,572,384)

	$34,163,986	$25,386,710

The future maturities of long-term debt without regard to potential royalty, are as follows:

Year ending December 31
2005	$3,000,000
2006	5,498,883
2007	4,683,757
2008	2,498,883
2009	2,498,883
Thereafter	9,983,580

Maturities of notes payable and long term debt	28,163,986
Plus convertible debentures, converted to common stock, January 2005	9,000,000

Total notes payable and long term debt	$37,163,986

8.	Lease obligations:

Sale/leaseback transactions:

During 2002 and 2001, the Company entered into several sale-leaseback arrangement transactions in which the Company retained substantially all use of the property sold. As such, gains and losses associated with those transactions, which aggregated approximately $154,000 and $495,000 of gains, respectively, and $68,000 of losses in 2001, have been deferred and are being amortized in proportion to the amortization of the leased assets. Net amortization of these net gains approximated $181,000, $179,000 and $169,000 in 2004, 2003 and 2002, respectively.

F20

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

8.	Lease obligations (continued):

The tobacco curing barns subject to the capital leases are discussed in Note 4. The agreements provide for total monthly payments of approximately $100,000 expiring through 2006 and are collateralized by the tobacco curing barns. During 2003, the Company temporarily restructured a portion of these agreements to provide for a three-to-four month deferral where, during that period, interest only payments were made. These deferred payments were added to the end of the lease term, or in one instance, added to the balloon at the end of the lease term. Restructuring fees aggregating approximately $99,000 associated with these transactions were included in interest expense in 2003.

Future minimum lease payments under capital leases are as follows:

Year ending December 31,
2005	$1,454,668
2006	47,184
Imputed interest	(33,726)

$1,468,126

Operating leases:

The Company leases manufacturing machinery and equipment under a non-cancelable operating lease agreement for approximately $58,000 per month. The agreement, which originally provided for a $1,268,559 security deposit, has been restructured due to the sale of moist snuff packaging equipment with a value of approximately $1 million and $560,000 of that deposit has been used to reduce lease payments in 2004. Currently, there is a security deposit of $490,000 and there are two years remaining on a five-year term.

The Company also leases certain of its office and warehouse facilities and various vehicles and minor operating equipment under non-cancelable operating leases for approximately $77,000 per month; expiring through 2010.

The following represents the future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2004.

Year ending December 31,
2005	$1,076,000
2006	456,000
2007	216,000
2008	216,000
2009	216,000
Thereafter	1,452,000

$3,632,000

Rent expense for all operating leases was approximately $1,310,000, $2,278,000 and $2,376,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

F21

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

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

F22

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

Common stock options and warrants issued, redeemed and outstanding during the years ended December 31, 2004, 2003 and 2002 are as follows:

9.	Stockholders’ equity (continued):

	Number	Weighted Average Exercise Price Per Share
Options
Options outstanding at January 1, 2002	4,829,236	2.17
Options forfeited during 2002	(337,736)	(2.07)
Options issued during 2002	495,000	1.18

Options outstanding at December 31, 2002	4,986,500	2.17
Options issued during 2003	125,000	1.35

Options outstanding at December 31, 2003	5,111,500	$2.16
Options forfeited during 2004	(480,000)	(3.66)
Options issued during 2004	685,000	4.65

Options outstanding at December 31, 2004*	5,316,500	$2.60

*	535,526 options were issued outside of the Plans.

	Number	Weighted Average Exercise Price Per Share
Warrants
Warrants outstanding at January 1, 2002	210,526	$2.00
Warrants issued during 2002	200,000	2.02

Warrants outstanding at December 31, 2002	410,526	2.01
No Activity during 2003	—	—

Warrants outstanding at December 31, 2003	410,526	2.01
Warrants issued during 2004	602,681	4.08

Warrants outstanding at December 31, 2004	1,013,207	$3.24

F23

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

9.	Stockholders’ equity (continued):

Stock option plans (continued):

The following table summarizes information for options and warrants outstanding and exercisable at December 31, 2004.

	Options Outstanding			Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Weighted Avg.
				Number	Exercise Price
$ 1.00-2.00	2,980,000	5.16 yrs.	$1.67	2,980,000	$1.67
2.01-3.00	896,500	4.66 yrs.	2.52	896,500	2.52
3.01-4.00	750,000	5.88 yrs.	3.94	687,500	3.93
4.01– 5.00	600,000	8.50 yrs.	4.76	600,000	4.76
5.01-6.25	90,000	9.01 yrs.	5.48	90,000	5.48

$ 1.00-6.25	5,316,500	5.79 yrs.	$2.60	5,254,000	$2.58

	Warrants Outstanding			Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Weighted Avg.
				Number	Exercise Price
$ 2.00-3.00	410,526	6.61 yrs.	$2.01	410,526	$2.01
4.01-4.99	602,681	4.25 yrs.	4.08	602,681	4.08

$ 2.00-4.49	1,013,207	5.21 yrs.	$3,24	1,013,207	$3.24

Weighted average grant date fair values are as follows:

	Number of Options	Exercise Price	Grant date fair value
2004 Activity

Options:
Exercise price:
Equals market	685,000	$4.65	$1.74

Warrants:
Exercise price:
Equals market	602,681	$4.08	$0.32

2003 Activity

Options:
Exercise price:
Exceeds market	25,000	$1.19	$1.01
Less than market	100,000	$1.78	$0.50

Warrants:
No activity in 2003

F24

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

9.	Stockholders’ equity (continued):

Stock option plans (continued):

2002 Activity
Options:
Exercise price:
Equals market	370,000	$1.42	$0.22
Exceeds market	25,000	$1.10	$0.16
Less than market	100,000	$2.40	$0.53

Warrants:
Exercise price:
Equals market	200,000	$2.02	$0.36

The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected life of options	1 year	2 years	3.07 years
Risk free interest rate	2.17%	1.62%	3.76%
Expected volatility	93%	97%	50%
Expected dividend yield	0%	0%	0%

Total stock-based compensation (stock, stock options and warrants) cost recognized is as follows:

	2004	2003	2002
Employee	$—	$—	$181,275
Non-employee consultants and directors	1,140,314	126,812	163,564

	$1,140,314	$126,812	$344,839

In addition to the compensation presented above, during 2004, 173,611 shares valued at approximately $717,000 (based on the trading price of the stock at the date of issuance) and 100,000 warrants valued at approximately $195,000 (using the Black-Scholes model) were issued in conjunction with the issuance of the convertible debenture. These costs are being amortized over the life of the debenture. Amortization of these costs in 2004 aggregated $391,000 and has been included in interest expense in the accompanying 2004 statement of operations.

F25

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

10.	Earnings per share:

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2004	2003	2002
Net income (loss)	$(16,576,055)	$(16,660,682)	$(4,357,904)

Denominator for basic earnings per share-weighted average shares	62,137,037	59,719,460	59,729,315
Effect of dilutive securities: Stock options outstanding (a)	—	—	—

Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	62,137,037	59,719,460	59,729,315

Earnings (loss) per common share - basic	$(.27)	$(.28)	$(.07)

Earnings (loss) per common share - diluted	$(.27)	$(.28)	$(.07)

(a) Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	2004	2003	2002
Stock options and warrants	6,319,707	5,522,026	5,397,026
Convertible debentures	3,179,810	—	—

11.	Income taxes:

Net deferred tax assets and liabilities consist of the following:

	2004	2003
Deferred tax assets:
Net operating loss carry-forwards (portions subject to annual limitation)	$18,671,000	$11,244,000
Credit carry forward	350,000	350,000
Other	190,000	268,000

	19,211,000	11,862,000

Deferred tax liabilities:
Differing bases in property, plant and equipment for tax and financial reporting purposes	(2,185,000)	(2,143,000)
MSA Escrow payments taxable in future	(12,507,000)	(10,121,000)

	(14,692,000)	(12,264,000)

Valuation Allowance	(4,519,000)	—

	$—	$(402,000)

F26

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

11.	Income taxes (continued):

Net deferred tax assets are reflected in the accompanying balance sheets as follows:

	2004	2003
Current asset	$—	$179,000

Non-current liability	$—	$(581,000)

Income tax benefit consists of the following:

	2004	2003	2002
Current:
Federal	$—	$—	$—
State	1,419,800	—	—

		—	—
Deferred benefit	402,000	10,248,000	1,595,000

	$1,821,800	$10,248,000	$1,595,000

The Company in 2004 was notified that its 2001 federal income tax return has been selected for examination by the Internal Revenue Service. No action has currently taken place with regard to this audit. Except for the item discussed below, the impact of the IRS examination on the Company’s financial condition, results of operations and cash flow, if any, cannot be ascertained at this time.

During 2002, the Company submitted to the IRS a request for a Private Letter Ruling asking that the IRS rule on the deductibility of funds placed in escrow under the MSA. The Company has taken the position on its 2001 and later federal and state income tax returns that the payment to the escrow account under the terms of the MSA is a current expense. Additionally, the Company filed claims for refunds of taxes paid in prior years based upon the deductibility of these escrow payments. During 2002 and 2003, the Company received a total of $12.6 million in federal and state refunds relating to such claims. During 2004, the Company received an additional $1.4 million in state refunds relating to such claims.

If the IRS determines that it will not grant the Company’s ruling request, the Company anticipates that it will withdraw the request. Further, if upon examination, the IRS rules against the Company with respect to the claimed deductions, the Company expects that it will challenge any such determination through the appeals process up to and including the US Tax Court to seek a final determination with respect to this issue. While the Company believes that its position is reasonable and supported by the statute and IRS Regulations, the outcome of these proceedings cannot be predicted. Ultimate resolution of this matter, should the IRS rule adversely, is not anticipated until 2006, at the earliest.

F27

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

11.	Income taxes (continued):

If it is ultimately determined that the Company’s treatment of the payments into escrow is not a current deduction for tax purposes, it is expected that the Company’s existing carryback claims net of operating loss deductions will be sufficient to offset any additional tax due for the years in question, given the extent of the Company’s recent losses. Further, the Company would be subject to interest and possibly certain penalties. However, those amounts would also be subject to being offset by the Company’s existing carryback claims to the extent available, and the Company would contest the assessment of any penalties should these occur.

The provision for income tax expense varies from that which would be expected based upon applying the statutory federal rate to pre-tax accounting loss as follows:

	2004	2003	2002
Statutory federal rate	(34.0)%	(34.0)%	(34.0)%
Permanent items	2.62	—	(3.0)
State tax provision, net of federal benefit	(3.45)	(4.0)	(4.0)
Valuation Allowance	24.83	—	—

	(10.0)%	(38.0)%	(41.0)%

At December 31, 2004 the Company had a net operating loss carry-forwards of approximately $51,300,000, which expire from 2009 through 2024. As a result of previous ownership changes, an aggregate of $532,000 in Federal loss carryforwards are limited to $116,000 annually.

12.	Related party transactions:

The Company has entered into certain transactions with companies and trusts that are owned by members of management and stockholders. The following is a summary of the significant related party transactions for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Business travel - aircraft expense(h)	$501,008	$820,307	$656,310
Legal fees (c)(g)	$279,701	$28,341	$123,926
Advances to officer outstanding (a) (d)	$—	$—	$800,000
Note receivable, officer (d)
(See Note 16-Employment Agreement)	$2,000,000	$2,000,000	$2,000,000
Notes receivable, officers (d) (e)	$600,000	$600,000	$600,000
Interest receivable on stock note receivable officers (b)	$63,999	$50,358	$288,555
Interest income on officer notes and advances	$63,062	$49,266	$98,003
Consulting fees paid to directors	$—	$15,581	$25,000
Note payable, Chief Executive Officer (f)	$—	$3,661,703	$—

F28

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

12.	Related party transactions (continued):

(a)	Unsecured note receivable due from officer, bearing interest at the lowest federal applicable rate. Note matured December 31, 2002 and was repaid in 2003.

(b)	Included in prepaid expenses and other current assets in the accompanying balance sheets.

(c)	The Company paid legal fees to Paul Hastings, Janofsky & Walker LLP with respect to various legal matters. An executive officer of the Company was until March 31, 2001 senior counsel and a former partner of such firm but received no compensation from the firm for work undertaken on behalf of the Company.

(d)	Presented as a reduction in stockholders’ equity in the accompanying balance sheets.

(e)	Due August 2005, interest at the lowest federal applicable rate due annually.

(f)	See Note 7.

(g)	The Company paid legal fees to McSweeney & Crump, P.C. with respect to various legal matters in 2004. Mr. McSweeney was elected to the Board of Directors in January 2002 and resigned from the Board in February 2003.

(h)	The Company from time to time has used an aircraft owned by Starwood Industries, a company in which Jonnie R. Williams, Star’s CEO and largest shareholder, is a principal.

Effective January 1, 1998, Star entered into an exclusive license agreement with Regent Court Technology, LLC, of which the Company’s founder, Chief Executive Officer and the Company’s largest shareholder, and the beneficiary of the O’Donnell Trust, which is the Company’s second largest stockholder, are the owners. Pursuant to this license agreement, Star has the exclusive world-wide rights to produce and sell tobacco products with low-TSNA tobacco and to sublicense that technology to third parties. In connection with this agreement, Star is obligated to pay royalties equal to 2% of all product sales (less certain costs incurred by the Company) and 6% of any royalty income earned from sublicensing (less certain costs incurred by the Company). Since the costs incurred by the Company were in excess of the royalty obligations there were no royalties due under this agreement for 2004, 2003 or 2002.

13.	Employee benefit plan:

The Company is the sponsor of a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 15% of their annual compensation. The Company may make an annual discretionary contribution. The Company made contributions of approximately $238,000, $198,000, and $249,000, in 2004, 2003 and 2002, respectively.

F29

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

14.	Segment reporting:

The Company’s reportable segments are strategic business units that offer different products and have separate management teams. These segments are 1) the manufacture and sale of discount cigarettes and smokeless tobacco products and 2) the sale of tobacco cured using licensed technology. Financial information by business segment is as follows:

	2004
	Leaf Tobacco	Discount Cigarettes and Smokeless Tobacco Products	Consolidated
Sales	$—	$66,657,242	$66,657,242

Cost of sales	—	16,021,221	$16,021,221
Excise taxes	—	36,079,132	36,079,132

Gross profit	$—	$14,556,889	$14,556,889

Research and development	$18,883	$—	$18,883

Property and equipment	$14,370,077	$811,615	$15,181,692

Capital expenditures	$5,255	$30,567	$35,822

Total assets	$24,758,723	$44,758,704	$69,517,427

F30

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

14.	Segment reporting (continued):

	2003
	Leaf Tobacco	Discount Cigarettes and Smokeless Tobacco Products	Consolidated
Sales	$—	$73,258,583	$73,258,583

Cost of sales	—	20,425,117	$20,425,117
Excise taxes	—	36,535,968	36,535,968

Gross profit	$—	$16,297,498	$16,297,498

Research and development	709,300	—	$709,300

Property and equipment	17,776,463	1,100,077	$18,876,540

Capital expenditures	—	75,393	$75,393

Total assets	22,837,468	37,467,991	$60,305,459

	2002
	Leaf Tobacco	Discount Cigarettes and Smokeless Tobacco Products	Consolidated
Sales	$37,578,645	$120,613,445	$158,192,090

Cost of sales	38,947,396	38,068,448	$77,015,844
Excise taxes	—	54,457,722	54,457,722

Gross profit	$(1,368,751)	$28,087,275	$26,718,524

Research and development	976,110	—	$976,110

Property and equipment	19,597,214	1,755,769	$21,352,983

Capital expenditures	249,263	69,352	$318,615

Total assets	34,421,167	54,877,445	$89,298,612

F31

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

15.	Fair value of financial instruments, concentrations and credit risk:

Fair value of financial instruments:

The estimated fair value of cash and cash equivalents, trade receivables, MSA Escrow funds and trade payables approximate the carrying amount due to their short-term nature, variable interest component or interest rates charged at rates at which the company can currently borrow. The estimated fair-value amounts have been determined using an interest rate of 8%. Considerable judgment is required in developing estimates of fair value; therefore, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

The estimated fair value of long-term debt is summarized as follows:

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$38,632,112	$38,713,172	$39,946,371	$37,090,667

Differences between fair value and carrying amount are primarily due to instruments that provide fixed interest or zero interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates.

Concentrations:

Star had tobacco leaf sales to a major domestic tobacco company (B&W) which represented approximately 0%, 0% and 24% of sales in 2004, 2003 and 2002, respectively in the leaf tobacco segment. Star had purchases from this same company which represented 0%, 0% and 53% of cost of sales in 2004, 2003 and 2002, respectively.

The Company has outstanding borrowings from B&W aggregating $28,163,986 and $28,386,710 at December 31, 2004 and 2003, respectively.

Credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company maintains its cash and cash equivalents balances in three financial institutions. Each of the balances in the domestic banks are insured by the Federal Deposit Insurance Corporation up to $100,000.

F32

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

15.	Fair value of financial instruments, concentrations and credit risk (continued):

Credit risk (continued):

Trade accounts receivable result from sales of tobacco products to its various customers throughout the United States. Credit is extended to customers after an evaluation for credit worthiness; however, the Company does not require collateral or other security from customers.

During the period 2002-2004, the Company also had three customers representing in excess of 10% of sales and accounts receivable as follows:

	2004	2003	2002
Customer 1
Sales	23.9%	26.8%	11.1%
Accounts Receivable	26.2	49.7
Customer 2
Sales	—	—	—
Accounts Receivable	—	17.6
Customer 3
Sales	—	—	10.5
Accounts Receivable	—	—

16.	Commitments, contingencies, and other matters:

Obligations under master settlement agreement:

In November 1998, 46 states, the District of Columbia (the “Settling States”) and several U.S. territories entered into the Tobacco Master Settlement Agreement to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company is required to satisfy certain escrow obligations under statutes that the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called “level playing field” statutes, or “qualifying statutes”, require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such non-participating tobacco manufacturers. Under these statutes the Company is obligated to escrow certain defined amounts for sales of cigarettes occurring in the prior year in each such state. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. The base amount for 2003 through 2006 is $3.35 per carton, as adjusted for inflation. Specifically for 2004, the amount was $4.03 per carton. The base amount for 2007 and thereafter, is $3.77 per carton, as adjusted for inflation since 1999. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the Settling States. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has been required to make additional escrow deposits related to sales of the Company’s cigarettes subsequently made by the Company’s direct customers in other states (“indirect sales”). All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits. Star’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

F33

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

16.	Commitments, contingencies, and other matters (continued):

Obligations under master settlement agreement:

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

The Company currently has approximately $33.4 million in escrow, which includes a deposit of approximately $6.2 million made in April 2004 for its 2003 escrow obligation, and additional net deposits of approximately $0.2 million made to satisfy a portion of its 2004 escrow obligations. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted and litigated against the Company.

In addition to the “level playing field” statutes, most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow, since the states generally prohibit the sales of cigarettes by companies that are not certified as being MSA-compliant. Also, a number of states recently have amended their qualifying statutes to limit the extent to which escrow payments for a particular year could be capped and to allow regulations that would require escrow payments to be made quarterly or on some other intermittent schedule. The requirement for quarterly payments would exacerbate the impact of the MSA escrow obligations on the Company’s liquidity, and the elimination of the caps on payments would increase the amounts required to be deposited into escrow by requiring a payment on each cigarette sold, regardless of the state’s proportionate receipt of MSA settlement funds. Currently, the Company is required to make quarterly payments in Louisiana, New Hampshire, New Mexico and Wyoming. As initially drafted, the state qualifying statutes permitted a non-participating manufacturer to obtain a refund on escrow payments once those payments equaled the amount that an MSA state would have received from that non-participating manufacturer under the allocation formula in the MSA (which is based on the state population as a percentage of the overall US population). Depending on the number of cigarettes sold in a particular state, the difference between the capped amount and the amount calculated on a per-cigarette basis could be material.

F34

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

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

Other litigation:

In May 2001, Star filed a patent infringement action against RJR in the United States District Court for Maryland, Southern Division to enforce Star’s rights under U.S. Patent No. 6,202,649 (‘649 Patent), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR basis on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the’649 Patent, and on August 27, 2002 the two suits were consolidated.

In April 2003, the parties filed dispositive motions for Summary Judgment. Star filed a Motion for Summary Judgment on Claim Construction and Definiteness, and RJR filed six Motions for Summary Judgment asserting various defenses. Pursuant to an Order dated September 15, 2003, the Court appointed a Special Master to prepare Reports and Recommendations (“R&Rs”) for the Court on Star’s Motion for Summary Judgment and five of RJR’s six Motions for Summary Judgment. The Special Master issued R&Rs on all six of the Summary Judgment Motions and on March 31, 2004, the Court issued final rulings on five of the six Summary Judgment Motions. In its rulings, the Court adopted without modification the Special Master’s R&R’s, which recommended that the Court deny RJR’s Summary Judgment Motions, and that Star’s motion for Summary Judgment on claim construction and definiteness be granted in part and denied in part. The Court also issued an order denying RJR’s motion for Summary Judgment seeking to limit Star’s damages claim. On June 24, 2004, the Court issued a final order on the last RJR Summary Judgment Motion and adopted without modification the Special Master’s R&R, which recommended that the Court deny the Summary Judgment Motion.

F35

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

16.	Commitments, contingencies, and other matters (continued):

Other litigation (continued):

On August 17, 2004, Star was informed that the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis. Judge Garbis over the next several months issued a series of orders concerning various aspects of the case. These orders set an initial trial date of January 24, 2005, permitted additional discovery of certain defenses raised by RJR and the filing of two additional motions for summary judgment. Subsequently, the Court ordered that it would bifurcate RJR’s defense of inequitable conduct before the patent office and would have that defense tried before Judge Garbis beginning on January 31, 2005. That portion of the case was tried during the period January 31, 2005 to February 8, 2005. At the conclusion of the bench trial, the Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it rules on two additional summary judgment motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005. If the Court denies RJR’s inequitable conduct defense and the motions for summary judgment, then the Company expects that the remainder of the case will be set for a jury trial shortly thereafter.

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

Other disputes:

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115. The Company applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, the Company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to the Company and that the sales and use tax assessment plus penalties and interest together, as of October 7, 2004, totaled approximately $988,000. The Company continues to challenge this assessment and has filed a request for reconsideration with the Commissioner of Taxation, and is prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While the Company is optimistic that its request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed the Company will be required to pay the tax, penalties and interest due. However, the Company does not believe that it is probable that an obligation has been incurred and, as a result, no amounts have been accrued for this cost in the accompanying financial statements.

F36

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

16.	Commitments, contingencies, and other matters (continued):

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

In 1999, Mr. Perito purchased under his original agreement 2,000,000 shares of Common Stock at $1 per share, and the Company financed the purchase with a loan bearing interest at 7% (due annually) with all principal due in July 2005. Effective as of January 1, 2002, the interest rate was changed from 7% to the minimum applicable federal rate determined under Section 1274(d) of the Internal Revenue Code of 1986, as amended. The related $2.0 million note receivable is presented as a reduction of stockholders’ equity in the accompanying balance sheets. Because the note is non-recourse with respect to accrued unpaid interest and 85% of the principal, this stock purchase right has been accounted for as an option. The Company has interest income of approximately $31,500, $35,000 and $140,000, during 2004, 2003 and 2002, respectively, in connection with the note. In connection with the aforementioned agreement, Mr. Perito was also granted qualified stock options to purchase 1,000,000 shares of Common Stock at $1 11/16 per share, the price of the Common Stock on the date of grant. Such options vested immediately.

F37

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

16.	Commitments, contingencies, and other matters (continued):

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

F38

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

17.	Quarterly results (unaudited):

The following is a summary of quarterly unaudited results of operations for the years ended December 31, 2004, 2003 and 2002:

	March	June	September	December
2004
Revenues	$17,161,055	$15,439,773	$16,642,139	$17,414,275
Gross profit	2,896,111	2,663,448	4,613,196	4,384,134
Net loss	(2,682,603)	(4,293,439)	(4,956,113)	(4,643,900)
EPS – Basic	(.04)	(.07)	(.08)	(.08)
EPS – Diluted	(.04)	(.07)	(.08)	(.08)

	March	June	September	December
2003
Revenues	26,027,976	18,538,240	10,939,824	17,752,543
Gross profit	8,577,711	5,052,426	433,478	2,233,883
Net income (loss)	234,270	(7,037,255)	(7,163,628)	(2,694,069)
EPS – Basic	.00	(.11)	(.12)	(.05)
EPS – Diluted	.00	(.11)	(.12)	(.05)

	March	June	September	December
2002
Revenues	33,549,218	37,198,987	46,108,929	41,334,956
Gross profit	8,623,952	6,885,469	8,370,876	2,838,227
Net income (loss)	578,042	(1,637,415)	381,897	(3,680,428)
EPS – Basic	.01	(.03)	.01	(.06)
EPS – Diluted	.01	(.03)	.01	(.06)

Per share amounts for each quarter are required to be computed independently and, therefore, may not equal amounts computed on an annual basis.

F39

STAR SCIENTIFIC, INC. AND SUBSIDIARY

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31, 2004 AND 2003

Column A	Column B	Column C		Column D		Column E
Description	Balance at beginning of period	Charged to costs and Expenses	Charged to other accounts, describe	Deductions, describe *		Balance at end of period
2004
Accumulated Depreciation of Property and Equipment	$11,147,991	$3,563,856	—	$12,724	*	$14,699,123
Accumulated Amortization of Patents and Trademarks	381,291	63,106	—	—		444,397
2003
Accumulated Depreciation of Property and Equipment	8,186,046	3,243,568	—	281,623	*	11,147,991
Accumulated Amortization of Patents and Trademarks	326,347	54,944	—	—		381,291

*	Disposals of property and equipment

S-1