Form 10-K/A
period 2004-12-31
STAR SCIENTIFIC INC
filed 2005-04-27
CIK 776008

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE – AMENDMENT

In November 2004, the Securities and Exchange Commission issued an exemptive order providing companies with a market capitalization under $700 million with an extension of up to 45 days for the filing of management’s report on the company’s internal controls over financial reporting and the required attestation on those controls from the independent registered public accountants. Star Scientific, Inc. (the “Company”) elected to utilize a portion of this extension period. Therefore, the Company hereby amends and restates Item 9A, “Controls and Procedures”, of Part II of its Annual Report on Form 10-K, filed March 16, 2005, to include the Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm.

Except as described above, no other changes have been made to the original Form 10-K and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original Form 10-K.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, as appropriate, to allow timely decisions regarding required disclosure. As required by SEC Rule 13s-15 (b), the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and Chairman of the Board, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K/A. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board concluded that both our disclosure controls and procedures and our internal controls over financial reporting are effective at the reasonable assurance level.

Our internal and disclosure controls are evaluated on an ongoing basis by personnel in our organization. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections) as conditions warrant. Part of this evaluation is to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in the our internal controls. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Material weaknesses are particularly serious conditions where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

As described below, Star Scientific, Inc. has identified areas for improvement in internal control over financial reporting that also apply to the Company’s disclosure controls and procedures. During the first quarter of 2005, we implemented additional controls and procedures, as discussed below in paragraph (e) of this Item 9A.

In light of the identified weaknesses in internal control that existed as of December 31, 2004, the Company performed additional analyses and other post-closing procedures in an effort to ensure the Company’s consolidated financial statements included in our Annual Report on Form 10-K (and in this Annual Report on Form 10-K/A) for the fiscal year ended December 31, 2004 have been prepared in accordance with generally accepted accounting principles. Aidman Piser & Company, P.A.’s report, dated March 14, 2005, expressed an unqualified opinion on our consolidated financial statements.

(b) Management’s annual report on internal control over financial reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, utilizing the framework established in “INTERNAL CONTROL - INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2004 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Aidman Piser & Company, P.A., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

/s/ Jonnie R. Williams	/s/ Christopher G. Miller	/s/ Paul L. Perito
Jonnie R. Williams	Christopher G. Miller	Paul L. Perito
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial and Accounting Officer)	Chairman of the Board, President and Chief Operating Officer

(c) Attestation report of the independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Star Scientific, Inc. and Subsidiary

We have audited management’s assessment (included above) that Star Scientific, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Star Scientific, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, management’s assessment that Star Scientific, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Star Scientific, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders’ equity and cash flows of Star Scientific, Inc. and Subsidiary, and our report dated March 14, 2005 expressed an unqualified opinion.

/s/ Aidman, Piser & Company, P.A.

Tampa, Florida

April 26, 2005

(d) Changes in Internal Control over Financial Reporting. In order to comply with the requirements of the Sarbanes Oxley Act, the Company by the end of the third quarter of 2004 established a telephone hotline for reporting of accounting irregularities and updated and expanded its accounting policies and procedures to strengthen its internal controls. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In connection with the evaluation of internal controls described above in paragraph (a) of Item 9A, Star Scientific, Inc. identified the following areas for improvement in internal control over financial reporting and, as described below the Company made changes to its policies and procedures during the first quarter of 2005 that are intended to strengthen its disclosure controls and procedures, as well as its internal control over financial reporting.

As described above, Star Scientific, Inc. identified areas of improvement in its internal control over financial reporting related to lack of second party approval of certain transactions, segregation of duties, accrual of expenses and credit memos and financial statement preparation. These matters resulted in no material misstatement of our consolidated financial statements as of and for the year ended December 31, 2004 or for the interim periods within that year.

To strengthen controls in these areas, in the first quarter of 2005, management established additional controls to strengthen the internal control process with respect to lack of second party approval of certain transactions, segregation of duties, lack of documented policies for the accrual of expenses and credit memos and financial reporting procedures. These controls currently include, among other things, the adoption of policies pursuant to which the following procedures will be performed:

Deficiencies related to lack of second party approval of certain transactions. These include instances of management action with respect to the approval of expenses and changes in employee compensation. The Company has instituted revised processes for approval and payments of expense reports, for approving wire transfers, compensation arrangements and for payments to related parties. These are detailed as follows:

Approval for wire transfers (segregation of duties). New control procedures were instituted concerning wire transfers as follows: In the past, wire transfers could be effectuated by the signature of one person. The policy was modified to require approval of wire transfers by two persons and where codes are used, entry by two parties signifying authorization and said information is communicated to accounting on a timely basis.

Approval for payment of related party items. During 2004, while the Audit Committee did approve related party transactions, such approval was at a high level transactional-basis and not at the actual payment level. During 2005, the approval policy was modified as follows: Any wire transfer made to the Company’s CEO or COO must be approved by the Chief Financial Officer (“CFO”) before it is authorized for payment. For any related party transaction, the CFO must review and then submit a request for approval to the Audit Committee prior to payment. Each fiscal quarter the CFO will provide to those persons authorized to write checks or initiate wire transfers a list of all related parties, as reflected in the Company’s SEC filings, or which are otherwise known to the CFO. Requests for reimbursement of expenses and/or payments directly to the Company’s most senior executives must be approved by one other executive at the same level.

Improvements related to certain other controls. In the past, certain legal expenses have not been accrued in a timely fashion, particularly in litigation situations where unbilled accruals have been difficult for the Company to determine. To mitigate this risk, at the end of each quarter, the Company’s General Counsel will contact the major law firms which have not yet submitted all of their billings for the quarter and will determine proper accrual amounts. In addition, Board authorization is now required for agreements not in the ordinary course of business that exceed $1,000,000, with timely communication of all such transactions, regardless of amount, to accounting to ensure such business arrangements are properly accrued, paid and disclosed.

Credit memo accrual. In the past, credit memos were not always submitted on a timely basis and some credit memos were not approved at the appropriate level. As such, there were delays in recording such adjustments in the financial records of the Company. The Company has implemented new procedures to ensure that all credit memos are approved at the appropriate (General Manager) level. Further, the Company has modified its procedures to ensure that the majority of receivables in the prior quarter are collected and any credits are recognized before the company closes out its books for the quarter, and that major customers are contacted at the end of each quarter to ensure that their accounts payable match the Company’s accounts receivable. For retail programs which are in place, the Company, at the end of each quarter, will estimate the amount of any credit that will not be posted until the following quarter and accrue amounts necessary in the appropriate periods.

Improvements related to timely preparation of disclosure and financial reporting checklists. The Company does not prepare a disclosure, disclosure control, 10-K, nor a MD&A checklist to assist in preparing financial statements and the 10-K. Procedures were instituted in the first quarter of 2005 to address this matter. Policies now require completion of these financial statement and 10-K preparation aids by management in connection with each annual and quarterly filing.

The Company has communicated to the Audit Committee and its auditors the above changes to internal control over financial reporting and has provided documentation to its auditors to substantiate the changes made from December 31, 2004 to April 26, 2005.

Management believes that these actions and controls will strengthen its internal control over financial reporting and consequently strengthen its disclosure controls and procedures.

Item 15. Exhibits and Financial Statements

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(i) Financial Statements:

A list of financial statements is set forth in Item 8 of the Company’s Annual Report of Form 10-K for the year ended December 31, 2004.

(ii) Financial Statements Schedules:

The following financial information is filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 on the page indicated.

Financial Schedule

Page
Schedule of Valuation and Qualifying Accounts	S-1

(b)	EXHIBITS:

Number	Description
2.1	Asset Purchase Agreement between Star Scientific, Inc., a Delaware corporation and Eyetech, LLC, a Minnesota limited liability company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998(1)

2.2	Escrow Agreement between Star Scientific, Inc., a Delaware corporation, Eyetech, LLC, a Minnesota limited liability company and Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, and Jonnie R. Williams and Vincent Ellis as Escrow Agents, dated February 16, 1999, and effective December 30, 1998(1)

3.1	Restated Certificate of Incorporation(2)

3.2	Bylaws of Star Scientific, Inc. as Amended to Date(2)

10.1	Stock Exchange Agreement between Eye Technology, Inc. and the stockholders of Star Tobacco & Pharmaceuticals, Inc., dated February 6, 1998(3)

10.2	License Agreement between Star Tobacco & Pharmaceuticals, Inc., as Licensee and Regent Court Technologies, Jonnie R. Williams, and Francis E. O’Donnell, Jr., M.D., as Licensor, dated January 5, 1998(4)

10.3	Amendment No. 1 to License Agreement between Regent Court Technologies, Jonnie R. Williams, Francis E. O’Donnell, J.R., M.D. and Star Tobacco & Pharmaceuticals, Inc., dated August 3, 1998(6)

10.4	1998 Stock Option Plan, as amended(7)

10.5	2000 Equity Incentive Plan, as amended(8)

10.6	Promissory Note dated April 27, 1999 of Paul L. Perito(18)

10.7	Qualified Stock Option Agreement dated as of April 27, 1999 between Star Scientific, Inc. and Paul L. Perito(9)

10.8	Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.9	Loan Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.10	Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated December 16, 1999(10)

10.11	Supply Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.12	Lease and Purchase Option Contract between the Company and the Industrial Development Authority of the Town of Chase City, Virginia, dated March 10, 2000(10)

10.13	Form of Director Indemnification Agreement(7)

10.14	Form of Officer Indemnification Agreement(7)

10.15	Executive Employment Agreement between Star Scientific, Inc. and David Dean, dated October 6, 2000(8)

10.16	Restated Loan Agreement between Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.17	Restated Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.18	Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.19	Guaranty Agreement between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.20	Guarantee Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.24	Executive Employment Agreement dated as of September 15, 2000 between Star Scientific, Inc. and Christopher G. Miller(11)

10.21	Amended and Restated Executive Employment Agreement dated as of March 15, 2001 between Star Scientific, Inc. and Christopher G. Miller(8)

10.22	Executive Employment Agreement dated as of March 30, 2001 between Star Scientific, Inc. and Robert E. Pokusa(8)

10.23	Restated Master Agreement, dated April 25, 2001, by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.24	First Amendment to Restated Loan Agreement dated April 25, 2001, among Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation(12)

10.25	Trademark License and Royalty Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.26	Other Low TSNA Tobacco Royalty Agreement, dated April 25, 2001 by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.27	First Amendment to Regent/B&W License Agreement, dated April 25, 2001, by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.28	Chase City License and Services Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.29	Exclusive License Agreement dated as of March 16, 2001 by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.30	Sublicense Agreement dated as of March 16, 2001 by and among Star Scientific, Inc. and Star Tobacco & Pharmaceuticals, Inc.(2)

10.31	Consent to Assignment dated March 16, 2001 by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Tobacco & Pharmaceuticals, Inc., and Star Scientific, Inc.(2)

10.32	Amendment No. 1 dated April 5, 2001 to Exclusive License Agreement by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.33	Promissory Note dated August 20, 2001 of Christopher G. Miller(2)

10.34	Promissory Note dated August 20, 2001 of Robert E. Pokusa(2)

10.35	Promissory Note dated August 20, 2001 of Sheldon L. Bogaz(2)

10.36	Promissory Note dated August 20, 2001 of David M. Dean(2)

10.37	Master Lease Agreement Dated as of June 29, 2001 between General Electric Capital Corporation and Star Scientific, Inc.(13)

10.38	Master Lease Agreement Dated as of September 28, 2001 between Heller Financial Leasing, Inc. and Star Scientific, Inc. and Star Tobacco, Inc.(13)

10.39	Master Lease Agreement Dated as of July 1, 2001 between General Electric Capital Corporation and Star Scientific, Inc.(13)

10.40	Lease Agreement dated as of February 26, 2002 between GE Capital and Star Scientific, Inc.(14)

10.41	Contract with The Industrial Development Authority of Mecklenburg County, Virginia and The Industrial Development Authority of the Town of Chase City, Virginia, for a 10-year lease and option to purchase an approximately 91,000 square foot building at 89 Duckworth Road(15)

10.42	Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of June 14, 2002(16)

10.43	Allonge, dated as of June 14, 2002, by and between Star Scientific, Inc. and Paul L. Perito, Esq.(16)

10.44	First Modification Agreement to Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of November 1, 2002(16)

10.45	October 3, 2003 Letter Agreement between Star Scientific, Inc. and Brown and Williamson Tobacco Corporation

10.46	Loan Agreement between Mr. Jonnie R. Williams and the Company, dated March 22, 2004. (17)

10.47	Amendment to Master Lease Agreement and Schedule, dated as of January 16, 2004, between Southern Pacific Bancapital, Star Scientific, Inc., and Star Tobacco, Inc. (17)

10.48	Convertible Debenture, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities, Corp. Debenture was amended and then converted. (17)

10.49	Warrant, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities, Corp. (17)

10.50	Securities Purchase Agreement, dated March 25, 2004 between Star Scientific, Inc. and Manchester Securities Corp. (17)

10.51	Registration Rights Agreement, dated March 25, 2004 between Star Scientific, Inc. and Manchester Securities Corp. (17)

10.52	Form of Reedland Warrant, dated as of March 25, 2004, issued by Star Scientific, Inc. (17)

10.53	Guaranty Agreement, dated March 25, 2004 issued by Star Tobacco, Inc. (17)

10.54	Security Agreement, dated March 25, 2004 between Star Scientific, Inc., Star Tobacco, Inc. and Manchester Securities Corp. (17)

10.55	Subordination Agreement, dated March 25, 2004 between Star Scientific, Inc., Jonnie Williams and Manchester Securities Corp. (17)

10.56	Securities Purchase Agreement, dated April 15, 2004 by and among Star Scientific, Inc., Elliott International, LP and Elliott Associates, LP (18)

10.57	Registration Rights Agreement, dated April 15, 2004 between Star Scientific, Inc., Elliott International, LP and Elliott Associates, LP (18)

10.58	Securities Purchase Agreement, dated April 15, 2004 between Star Scientific, Inc. and Portside Growth and Opportunity Fund (18)

10.59	Registration Rights Agreement, dated April 15, 2004 between Star Scientific, Inc. and Portside Growth and Opportunity Fund (18)

10.60	Second Restated Non-Circumvention and Finder’s Fee Agreement, dated April 15, 2004 between Star Scientific, Inc. and Reedland Capital Partners (18)

10.61	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Elliott International, LP(19)

10.62	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Elliott International LP(19)

10.63	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Elliott Associates, LP(19)

10.64	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Elliott Associates, LP(19)

10.65	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA(19)

10.66	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA(19)

10.67	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Iroquois Capital, LP(19)

10.68	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Iroquois Capital, LP(19)

10.69	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and [*](19)

10.70	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to [*](19)

14.1	Corporate Code of Business Conduct and Ethics, dated March 2004.(17)

21.1	Subsidiaries of Star Scientific, Inc.(18)

23.1	Consent of Aidman, Piser & Company, P.A.

24.1	Powers of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Star’s Current Report on Form 8-K dated March 2, 1999
(2)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(3)	Incorporated by reference to Star’s Current Report on Form 8-K dated February 19, 1998
(4)	Incorporated by reference to Star’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998
(5)	Incorporated by reference to Star’s Current Report on Form 8-K dated July 15, 1998
(6)	Incorporated by reference to Star’s Current Report on Form 8-K dated September 11, 1998
(7)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 1999
(8)	Incorporated by reference to Star’s Definitive Proxy Statement on Form Def 14-A dated November 4, 2004
(9)	Incorporated by reference to Star’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999
(10)	Incorporated by reference to Star’s Registration Statement on Form S-1/A dated May 8, 2000
(11)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
(12)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2001
(13)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(14)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(15)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(16)	Incorporated by reference to Star’s Current Report on Form 8-K filed February 18, 2003
(17)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2003.
(18)	Incorporated by reference to Star’s Current Report on Form 8-K filed April 16, 2004
(19)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2004.
[*]	Redacted for confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Virginia on the 27 day of April, 2005.

STAR SCIENTIFIC, INC.

By:	/s/ JONNIE R. WILLIAMS
Jonnie R. Williams Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

Signature	Title	Date
/s/ JONNIE R. WILLIAMS Jonnie R. Williams	Chief Executive Officer and Director (Principal Executive Officer)	April 27, 2005

/s/ JONNIE R. WILLIAMS As ATTORNEY-IN-FACT Paul L. Perito	Chairman of the Board, President and Chief Operating Officer	April 27, 2005

/s/ CHRISTOPHER G. MILLER Christopher G. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	April 27, 2005

/s/ JONNIE R. WILLIAMS As ATTORNEY-IN-FACT John R. Bartels, Jr.	Director	April 27, 2005

/s/ JONNIE R. WILLIAMS As ATTORNEY-IN-FACT Whitmore B. Kelley	Director	April 27, 2005

/s/ JONNIE R. WILLIAMS As ATTORNEY-IN-FACT Leo S. Tonkin	Director	April 27, 2005