Form 10-Q
period 2005-03-31
STAR SCIENTIFIC INC
filed 2005-05-09
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 2, 2005, there were 73,170,758 shares outstanding of the Registrant’s common stock, par value $.0001 per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,386,056	$7,703,072
Accounts receivable, trade	6,673,199	7,468,960
Inventories	2,018,231	1,866,379
Prepaid expenses and other current assets	448,925	571,182

Total current assets	31,526,411	17,609,593
Property, plant and equipment, net	14,969,359	15,181,692
Idle equipment	1,160,208	1,160,208
Intangible assets, net of accumulated amortization	908,773	922,348
Other assets	725,931	1,247,218
MSA Escrow funds	33,542,141	33,396,368

Total Assets	$82,832,823	$69,517,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,624,347	3,000,000
Current maturities of capital lease obligations	754,270	1,422,351
Accounts payable, trade	2,786,642	3,057,068
Federal excise taxes payable	2,429,739	3,068,770
Tobacco buyout program payable	1,140,000	—
Accrued expenses	1,331,323	1,413,183

Total current liabilities	12,066,321	11,961,372
Long-term debt, less current maturities	23,789,638	34,163,986
Capital lease obligations, less current maturities	24,137	45,775
Deferred gain on sale-leaseback	—	16,727

Total liabilities	35,880,096	46,187,860

Stockholders’ equity:
Common stock(A)	7,317	6,618
Additional paid-in capital	76,927,989	46,287,801
Accumulated deficit	(27,382,579)	(20,364,852)
Notes receivable, officers	(2,600,000)	(2,600,000)

Total stockholders’ equity	46,952,727	23,329,567

	$82,832,823	$69,517,427

(A)	$.0001 par value per share, 100,000,000 shares authorized, 73,170,758 and 66,185,948 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS

ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Net sales	$16,962,448	$17,161,055
Less:
Cost of goods sold	4,015,668	4,398,641
Federal Excise taxes on products	7,995,254	9,866,303
Department of Agriculture Tobacco Buyout Program	1,140,000	—

Gross profit	3,811,526	2,896,111

Operating expenses:
Marketing and distribution	2,989,258	2,443,766
General and administrative	4,180,887	3,785,993
Depreciation	174,463	602,374
Research and development	26,846	19,848

Total operating expenses	7,371,454	6,851,981

Operating loss	(3,559,928)	(3,955,870)
Other expenses:
Interest expense, net	(4,546)	(439,118)
Other gain (loss)	(83,273)	112,385
Loss on conversion of long-term debt to equity	(3,369,980)	—

Loss before income taxes	(7,017,727)	(4,282,603)
Income tax benefit	—	1,600,000

Net loss	$(7,017,727)	$(2,682,603)

Basic and diluted loss per common share	$(.10)	$(.04)
Weighted average shares outstanding, basic and diluted	70,286,224	60,862,337

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

	Common stock		Additional Paid-In Capital	Retained Earnings	Notes Receivable, Officers	Total
	Shares	Amount
Balances, December 31, 2004	66,185,948	6,618	46,287,801	(20,364,852)	(2,600,000)	23,329,567
Conversion of long-term debt	3,179,810	318	12,073,407	—	—	12,073,725
Issuance of Common Stock	3,600,000	360	17,999,640	—	—	18,000,000
Stock Option Exercise	205,000	21	409,979	—	—	410,000
Stock-based compensation	—	—	157,162	—	—	157,162
Net Loss	—	—	—	(7,017,727)	—	(7,017,727)

Balances, March 31, 2005 (unaudited)	73,170,758	$7,317	$76,927,989	$(27,382,579)	$(2,600,000)	$46,952,727

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(7,017,727)	$(2,682,603)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	248,995	647,496
Increase in deferred income taxes	—	1,600,000
Other non-cash charges	33,273	125,165
Stock-based compensation expense	157,162	3,360
Loss on conversion of long-term debt	3,369,980	—
Increase (decrease) in cash resulting from changes in:
Current assets	716,166	1,015,770
Current liabilities	360,683	(503,132)

Net cash flows from operating activities	(2,131,468)	206,056

Investing activities:
Purchase of intangible assets	(2,202)	—
Purchase of property and equipment	(7,853)	—

Net cash flows from investing activities	(10,055)	—

Financing activities:
Repayment of bank overdraft	—	(465,214)
Proceeds from related party borrowing	—	838,299
Proceeds from long-term debt	—	9,000,000
Proceeds from issuance of common stock	18,410,000	—
Payments on notes payable and capital leases	(1,439,720)	(1,869,159)

Net cash flows from financing activities	16,970,280	7,503,926

Increase in MSA escrow fund	(145,773)	—

Increase in cash and cash equivalents	14,682,984	7,709,982
Cash and cash equivalents, beginning of period	7,703,072	—

Cash and cash equivalents, end of period	$22,386,056	7,709,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$152,052	$439,118

Income tax refunds received	$14,164	$1,372,423

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVTIES:

In 2005, the Company converted $9,000,000 of long-term debt plus $212,000 of accrued interest into 3,179,810 shares of common stock.

1. Accounting Policies:

The condensed consolidated financial statements of Star Scientific, Inc. and its subsidiary, collectively (“Star Scientific”, “Star” or the “Company”), and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2004.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for a full year.

The Company had net losses during the three months ended March 31, 2005 and 2004. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. Diluted loss per share is the same as basic loss per share as the effect of all options outstanding is anti-dilutive.

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

Star currently has approximately $37.1 million in escrow, which includes deposits of approximately $3.9 million for its 2004 escrow obligation, of which $0.2 million was deposited during the first quarter of 2005, approximately $0.2 million was deposited in 2004 in the form of quarterly escrow payments and the remaining amount, approximately $3.5 million, was deposited into escrow in April 2005. The Company expects that its escrow obligation for 2005 to be less than its 2004 obligations given its efforts to limit sales in MSA states and its trend of decreasing MSA obligations over the past two years. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted and litigated against the Company.

In addition to the “level playing field” statutes, most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow, since the states generally prohibit the sales of cigarettes by companies that are not certified as being MSA-compliant. Also, a number of states recently have amended their qualifying statutes to limit the extent to which escrow payments for a particular year could be capped and to allow regulations that would require escrow payments to be made quarterly or on some other intermittent schedule. Currently, the Company is required to make quarterly payments in Louisiana, Maine, New Hampshire, New Mexico and Wyoming, which payments for the first quarter of 2005 will amount to approximately $0.1 million. The requirement for quarterly payments would exacerbate the impact of the MSA escrow obligations on the Company’s liquidity, and the elimination of the caps on payments would increase the amounts required to be deposited into escrow by requiring a payment on each cigarette sold, regardless of the state’s proportionate receipt of MSA settlement funds. As initially drafted, the state qualifying statutes permitted a non-participating manufacturer to obtain a refund on escrow payments once those payments equaled the amount that an MSA state would have received from that non-participating manufacturer under the allocation formula in the MSA (which is based on the state population as a percentage of the overall US population). Depending on the number of cigarettes sold in a particular state, the difference between the capped amount and the amount calculated on a per-cigarette basis could be material.

3. Recent Developments

Conversion of $9.0 million of Long-term Debt to Equity on January 10, 2005

On January 10, 2005, the Company entered into an Amendment and Conversion Agreement (the “Agreement”) with Manchester Securities Corp. (“Manchester”) that amended and converted the $9.0 million Second Amended and Restated 8% Senior Convertible Debenture due March 25, 2006 (the “Debenture”), which was initially issued to Manchester on March 25, 2004, and was subsequently amended and restated on April 15, 2004 and September 15, 2004. The Agreement adjusted the conversion price of the Debenture from $3.73 to $2.897 and provided for the conversion of the Debenture into 3,179,810 shares of the Company’s Common Stock, par value $0.0001 per share. As of the date of the Agreement, the $9 million Debenture, together with $212,000 of accrued and unpaid interest, was fully converted and cancelled with Manchester having no rights under the Debenture. The resale of the 3,179,810 shares of the Company’s Common Stock issued upon such conversion has been registered for resale under the Company’s registration statement on Form S-3 (Reg. No. 333-115293). Additionally, the Agreement provides Manchester with a right to participate in 25% of the aggregate value of certain offerings of debt or equity securities of the Company in the year 2005.

As a result of the conversion of debt, the Company recorded a non-cash charge during the first quarter of 2005 of $3,369,980 to reflect the cost of the discount provided for in the conversion, as well as to expense the remaining portion of the unamortized costs of the initial debt issuance.

Issuance of $18 million of common stock and warrants in February and March, 2005

In February and March, 2005, the Company issued to certain existing shareholders, for an aggregate purchase price of $18,000,000, a total of 3,600,000 shares of common stock, $0.0001 par value per share, and warrants, with an exercise price of $5.00 per share, to purchase an additional 3,600,000 shares of Common Stock within nine months of the date of the applicable purchase agreements. The Company received aggregate proceeds of $18.0 million from the sale of shares and has the potential for the receipt of an additional $18.0 million in aggregate proceeds, if the warrants are exercised in 2005 prior to their expiration, although any decision to exercise the warrants is not within the Company’s control and will depend primarily on the performance of its stock price during the remainder of the year. The Company has filed a registration statement with respect to the resale of the securities. The proceeds from this transaction will be used for general corporate purposes.

RJR Litigation

Star is currently involved in a patent infringement lawsuit with R. J. Reynolds Tobacco Company (“RJR”) with respect to two patents to which Star is the exclusive licensee. This litigation is crucial for the Company with respect to its ability to expand the value of its patents and is currently the primary focus of the Company’s intellectual property efforts. A portion of the case involving RJR’s claimed defense of inequitable conduct before the Patent Office was tried to the Court during the period January 31, 2005 to February 8, 2005. At the conclusion of the bench trial, the Court advised the parties that it would take the matter under advisement, and the Company expects a ruling on this portion of the case at the same time that the Court rules on two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005. If the Court denies

RJR’s inequitable conduct defense and the motions for summary judgment, then the Company expects that the remainder of the case will be set for a jury trial shortly thereafter. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit.

4. Liquidity and Capital Resources:

During the first quarter of 2005, the Company raised $18.0 million through the sale of Company common stock. As of March 31, 2005, the Company has a working capital surplus of approximately $19.5 million. The Company currently anticipates future cash needs for the remaining three quarters of 2005 and first quarter of 2006 to include approximately $1 million of litigation costs related to the trial portion of the patent infringement lawsuit, approximately $3,600,000 in payment of long-term debt for restructured accounts payable, approximately $900,000 in long-term curing barn debt, approximately $2,400,000 for capital and operating leases and funding of current business operations in light of current and future expected operating losses. The Company’s net working capital and results of operations do not reflect the obligation to make MSA escrow deposits for 2005 sales, which the Company must make in April 2006 or in quarterly payments in certain states in 2005. In addition, the Company may be required to make significant cash payments to the Virginia Department of Taxation for a sales and use tax assessment of $988,564 with respect to the Company’s curing barns. The Company is currently challenging this assessment (Note 10).

With the proceeds of the recent financings and the improving margins in the cigarette business, the Company anticipates having sufficient funds to support its operations at least through the second quarter of 2006. However, absent the successful completion of its patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, the Company expects the need to pursue additional sources of funds after the second quarter of 2006. The Company began the trial of its patent infringement litigation in January 2005, and if the Company is successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment motions, management expects to complete the trial of its patent infringement case shortly after the Court rules on the outstanding defense and motions for summary judgment. Also, the Company expects to continue to pursue opportunities for licensing its smokeless tobacco products and expanding its sales and marketing efforts, particularly if the Company obtains additional funds during 2005 from the exercise of outstanding warrants. While the Company may seek to obtain funds in the future through debt financing, there are significant limitations on the Company’s ability to obtain new debt financing, including its agreements with B&W. Moreover, the ability to raise future financings on terms acceptable to the Company (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of the Company’s stock price and its operational performance. Any equity financing will be dilutive to its existing shareholders.

While the Company obtained $18.0 million in equity financing in the first quarter of 2005, the Company had a consolidated net loss of approximately $7.0 million. For the quarter ended March 31, 2005, sales of our discount cigarettes totaled approximately $17.0 million, a decline of approximately $0.2 million or 1.5%, from approximately $17.2 million during the first quarter of 2004. Although our volume of sales decreased to approximately 59.3 truckloads in the first quarter of 2005 compared to approximately 73.5 truckloads during the first quarter of 2004, the gross margin increased substantially from approximately $2.9 million during the first quarter of 2004 to approximately $3.8 million in the first quarter of 2005 due to price increases, including an approximate $0.50 per carton increase beginning in January 2005 to cover the cost of the recent tobacco farmer buyout legislation. Sales of our smokeless products as well as royalty income continue to be de minimis.

In addition, the Company has spent a significant amount of money in connection with the development and protection of its intellectual property portfolio, principally in connection with its patent infringement litigation against RJR. The Company recognizes that in order to protect and defend its intellectual property, additional capital will need to be spent in connection with the Company’s ongoing patent litigation matters.

The Company’s inability to improve operations or to raise funds after the second quarter of 2006 could have a material adverse effect on its ability to meet its working capital needs and continue operations.

Under the Other Low TSNA Tobacco Agreement which was entered into with B&W in April 2001, B&W is obligated to pay royalties to Star on its purchases of StarCured® tobacco and other low-TSNA tobacco once a royalty rate is established with one of the other three largest tobacco manufacturers pursuant to the terms of the April 25, 2001 Agreements. In the second quarter of 2004, the Company entered into an agreement with another tobacco manufacturer for the licensing of low TSNA hard tobacco. Under that agreement, the manufacturer has conducted an initial assessment of a hard tobacco product and the agreement anticipates this will be followed up with a subsequent test market, although that test market has not been initiated. The Company does not anticipate receiving any royalties under that agreement for the foreseeable future. To enable the Company to pursue this agreement, and potentially other licensing of hard tobacco products, B&W agreed to waive its ten-year right to be the exclusive purchaser of hard tobacco from Star

(subject to Star’s own rights) in return for concessions under the now-terminated Hard Tobacco Agreement and a 3-month extension of the date on which it would begin once again to pay royalties under the April 25, 2001 Other Low TSNA Tobacco Royalty Agreement, once a royalty rate is established with one of the other three largest tobacco manufacturers.

Litigation Costs. The Company has entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on the Company’s behalf. Given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. The Company has paid or accrued all existing obligations. Also, as part of its fee arrangements in certain of these matters, the Company has agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments the Company actually receives in the event that the litigation is resolved in its favor in return for a cap on fee payments during the litigation.

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

On July 30, 2004, RJR, a subsidiary of B&W, and certain of their affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American, Inc., which is 42% owned by British American Tobacco, PLC, the parent of B&W. In the patent litigation discussed herein, RJR took the position in Star’s litigation that the new operating entity established as a result of this combination transaction assumed all of the rights and obligations under the agreements previously entered into between Star and B&W, and moved to dismiss the case on that basis. After full briefing, the Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign the Star/B&W agreements to the new subsidiary, and that Star had not consented to the assignment and that the de facto merger doctrine did not apply to vitiate the need for Star’s consent. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations did not have an impact on the claims asserted by Star in the patent litigation.

In 2004 the Company was notified that the Company’s 2001 federal income tax return has been selected for examination by the Internal Revenue Service. No action has currently taken place with regard to this audit. Except for the item discussed below, the impact of the IRS examination on its financial condition, results of operations and cash flow, if any, cannot be ascertained at this time.

During 2002, the Company submitted to the IRS a Request for a Private Letter Ruling asking that the IRS rule on the deductibility of funds placed in escrow under the MSA. Star has taken the position on its 2001 and later federal and state income tax returns that the payment to the escrow account under the terms of the MSA is a current expense. Additionally, the Company filed claims for refunds of taxes paid in prior years based upon the deductibility of these escrow payments. During 2002 and 2003, the Company received a total of $12.6 million in federal and state refunds relating to such claims. During 2004, the Company received an additional $1.4 million in state refunds relating to such claims. De minimis refunds were received in the quarter ended March 31, 2005.

If the IRS determines that it will not grant the Company’s Request, the Company anticipates that it will withdraw the Request. Further, if upon examination, the IRS rules against the Company with respect to the claimed deductions, the Company expects that it may challenge any such determination through the Appeals process up to and including the US Tax Court to seek a final determination with respect to this issue. While the Company believes its position is reasonable and supported by the statute and IRS Regulations, the outcome of these proceedings cannot be predicted. Ultimate resolution of this matter, should the IRS rule adversely, is not anticipated until 2006, at the earliest.

If it is ultimately determined that our treatment of the payments into escrow is not a current deduction for tax purposes, the Company expects that its existing carryback claims for net operating loss deductions will be sufficient to offset any additional tax due for the years in question, given the extent of our recent losses. Further, the Company would be subject to interest and possibly certain penalties. However, those amounts would also be subject to being offset by its existing carryback claims to the extent available, and the Company would contest the assessment of any penalties should these occur.

Our inability to improve operations or to raise funds after the second quarter of 2006 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

5. Inventories

Inventories consist of the following as of March 31, 2005:

Cigarettes – Finished Goods.	$732,476
Cigarettes – Raw Materials	1,096,414
Smokeless Products – Finished Goods	189,341

Total Inventory	$2,018,231

6. Long-term debt:

Long-term debt consists of the following as of March 31, 2005:

Notes payable due B&W, collateralized by tobacco curing barns, tobacco leaf inventory, and intellectual property; non-interest bearing until 2006 payable via royalties earned, as defined through December 2005, thereafter payable in 96 monthly installments of approximately $208,000 with interest at prime plus 1%.	$19,979,110

Note payable due B & W, converted from accounts payable, bearing interest at prime plus 1%, payable in monthly installments of $250,000	7,434,875

27,413,985

Less current maturities	(3,624,347)

$23,789,638

The annual maturities of long-term debt, without regard to potential royalty reductions, are as follows:

Twelve months ending March 31,
2006	$3,624,347
2007	5,497,392
2008	3,932,267
2009	2,497,392
2010	2,497,392
Thereafter	9,365,195

Total notes payable and long term debt	$27,413,985

7.	Capital lease obligations:

Capital lease obligations consist of obligations related to leases on tobacco curing barns. The agreements provide for total monthly payments of approximately $60,000 expiring through 2006 and are collateralized by the tobacco curing barns.

Future minimum lease payments under capital leases are as follows:

Year ending March 31,
2006	$762,747
2007	24,340
Less Imputed interest	(8,680)

$778,407

8.	Stockholders’ equity:

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

Common stock:

In January 2005, the Company converted $9,000,000 of long-term debt and accrued interest of $212,000 to 3,179,810 shares of Company common stock. Pursuant to an amended agreement dated January 10, 2005, the Company reduced the conversion price per share from $3.73 to $2.897 per common share. The Company recognized a loss on the conversion of the debt to equity of $2,861,725 and expensed related deferred loan costs of $508,255 and these amounts are included in loss on conversion of long-term debt to equity in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2005.

In February and March 2005, the Company issued 3,600,000 shares of common stock for $18,000,000 of cash proceeds. Additionally, pursuant to the stock subscription agreement, the Company issued 3,600,000 common stock warrants, exercisable at $5.00 per share in conjunction with the sale of this stock.

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

Common stock options and warrants issued, exercised and outstanding during the quarters ended March 31, 2005 and the years ended December 31, 2004, 2003 and 2002 are as follows:

	Number	Weighted Average Exercise Price Per Share
Options
Options outstanding at January 1, 2002	4,829,236	2.17
Options forfeited during 2002	(337,736)	(2.07)
Options issued during 2002	495,000	1.18

Options outstanding at December 31, 2002	4,986,500	2.17
Options issued during 2003	125,000	1.35

Options outstanding at December 31, 2003	5,111,500	2.16
Options forfeited during 2004	(480,000)	(3.66)
Options issued during 2004	685,000	4.65

Options outstanding at December 31, 2004	5,316,500	2.60
Options issued during the three months ended March 31, 2005	50,000	3.95
Options exercised during the three months ended March 31, 2005	(205,000)	(2.00)

Options outstanding at March 31, 2005 (unaudited)	5,161,500 *	$2.63

*	535,526 options were issued outside of the Plans.

	Number	Weighted Average Exercise Price Per Share
Warrants
Warrants outstanding at January 1, 2002	210,526	$2.00
Warrants issued during 2002	200,000	2.02

Warrants outstanding at December 31, 2002	410,526	2.01
No Activity during 2003	—	—

Warrants outstanding at December 31, 2003	410,526	2.01
Warrants issued during 2004	602,681	4.08

Warrants outstanding at December 31, 2004	1,013,207	3.24
Warrants issued during the three months ended March 31, 2005	3,600,000	5.00

Warrants outstanding at March 31, 2005 (unaudited)	4,613,207	$4.71

The following table summarizes information for options and warrants outstanding and exercisable at March 31, 2005.

				Exercisable
	Options Outstanding			Weighted Avg.
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number	Exercise Price
$ 1.00-2.00	2,775,000	5.19 yrs.	$1.65	2,775,000	$1.65
2.01-3.00	896,500	4.66 yrs.	2.52	896,500	2.52
3.01-4.00	800,000	5.51 yrs.	3.69	737,500	3.67
4.01– 5.00	600,000	8.50 yrs.	4.76	600,000	4.76
5.01-6.25	90,000	9.01 yrs.	5.48	90,000	5.48

$ 1.00-6.25	5,161,500	5.87 yrs.	$2.63	5,099,000	$2.63

				Exercisable
	Warrants Outstanding			Weighted Avg.
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number	Exercise Price
$ 2.00-3.00	410,526	5.49 yrs.	$2.19	410,526	$2.19
4.01-5.00	4,202,681	1.0 yrs.	4.96	4,202,681	4.96

$ 2.00-5.00	4,613,207	1.4 yrs.	$4.71	4,613,207	$4.71

Weighted average grant date fair values are as follows:

	Number of Options	Exercise Price	Grant date fair value
Three months ended March 31, 2005 Activity

Options:
Exercise price:
Equals market	50,000	$3.95	$1.44

Warrants:
Exercise price:
Below market	3,600,000	$5.00	$2.11

The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2005
Expected life of options and warrants	9-12 months
Risk free interest rate	2.17%
Expected volatility	93%
Expected dividend yield	0%

Total stock-based compensation (stock, stock options and warrants) cost recognized is as follows:

2005
Employee	$85,067
Non-employee consultants and directors	72,095

$157,162

9. Income tax (benefit) expense consists of the following:

	Three months ending March 31,
	2005	2004
Current	$—	$—
Deferred	—	(1,600,000)

	$—	$(1,600,000)

10. Commitments and Contingencies:

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

The Company has entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on behalf of the Company. It is estimated that at the time these litigation and related matters are concluded, which likely will not be before the end of the second quarter of 2005, the Company’s portion of these costs could be in excess of one million dollars. One-half of these costs advanced by counsel would be payable by the Company if it does not prevail in these litigation matters. However, given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. The Company has paid or accrued all existing obligations. Also, as part of its fee arrangements in certain of these matters, the Company has agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments the Company actually receives in the event that the litigation is resolved in favor of the Company in return for a cap on fee payments during the litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of our consolidated results of operations, capital resources, and liquidity and should be read together with the financial statements and related notes included elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This discussion includes forward-looking statements based on current expectations that involve risks and uncertainties and should be read together with the discussion under the caption “Note on Forward-Looking Statements” elsewhere in this report.

Overview

We experienced a reduction in revenue but an increase in gross margins in the first quarter of 2005 compared to the first quarter of 2004, as well as a net loss of $7.0 million. Our prospects are dependent, in the near term, on our ability to improve the performance of our discount cigarette business; and, in the longer term, on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and, in particular, on our ability to begin generating significant revenues through royalties on the patented tobacco curing process to which we are the exclusive licensee, including through success in our pending patent litigation against RJR.

The recurring losses generated by our operations continue to impose significant demands on our liquidity. As of March 31, 2005, we had working capital of approximately $19.5 million. In February and March 2005, we entered into Securities Purchase and Registration Rights Agreements for the sale of 3.6 million shares of common stock, together with 9-month warrants, with an exercise price of $5.00 per share for an additional 3.6 million shares of common stock. We received aggregate proceeds of $18.0 million for the sale of shares and we have the potential for the receipt of an additional $18.0 million in aggregate proceeds, if the warrants are exercised in 2005 prior to their expiration, although any decision to exercise the warrants is not within our control and will depend primarily on the performance of our stock price during the remainder of the year. As a result of this financing in the first quarter of 2005, we had working capital of $19.5 million as of March 31, 2005. This reflects an increase of approximately $13.9 million compared to working capital of approximately $5.6 million as of December 31, 2004.

With the proceeds of the recent financings and the improving margins in the second half of 2004 in the cigarette business, we anticipate that we will have sufficient funds to support our operations at least through the second quarter of 2006. However, absent the successful completion of our patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, we expect that we would need to pursue additional sources of funds after the second quarter of 2006. We began the trial of our patent infringement litigation in January 2005, and if we are successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment Motions, we expect to complete the trial of our patent infringement case shortly after the Court rules on the outstanding defense and Motions for Summary Judgment. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit. Also, we expect to continue to pursue opportunities for licensing our smokeless tobacco products and expanding our sales and marketing efforts, particularly if we obtain additional funds during 2005 from the exercise of outstanding warrants. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Our inability to improve operations or to raise funds after the second quarter of 2006 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

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

Our long-term focus continues to be the research, development and sale of products, particularly very low-TSNA smokeless tobacco products that expose adult tobacco users to lower levels of toxins, as well as licensing of our very low-TSNA technology. Our overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. We fully accept the evidence that links smoking tobacco with a variety of diseases and premature death and believe it is highly unlikely that the health risks of smoked tobacco can be completely eliminated and that no safe cigarettes will ever be manufactured. We believe we were the first company to state unequivocally that “there is no such thing as a safe cigarette”. Further, we were the first company to affix to the back of the package of our first premium low-TSNA product, Advance®, a package “onsert” which contained not only scientifically verified comparative content data, but also additional health warnings. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other conventional tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, we believe we have a corporate responsibility to continue our research and development efforts to manufacture tobacco products in the least hazardous manner possible, given available technology, particularly through the StarCured® tobacco curing process. While we have deferred our research projects because of cost-cutting efforts necessitated by our lack of available working capital, we expect to renew those efforts after the completion of the trial in our patent infringement lawsuit against RJR, although the extent of future research efforts will depend, in part, on the results of the RJR litigation.

We believe we have the technology, through our exclusive patent licenses, to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to the lowest possible levels (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below) and have demonstrated that our method for curing tobacco using the StarCured® tobacco curing process can be scaled up to meet broad commercial needs in the United States and abroad. Our focus on very low-TSNA, non-fermented smokeless tobacco products (in addition to licensing of our technology) is based, in part, on the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens. The Company expects that in the future its focus will continue to be on the development and sale of very low-TSNA non-fermented smokeless tobacco products that can be used as an alternative to cigarettes in situations where adult tobacco users either cannot or choose not to smoke,

Over the last several years, we have expended significant effort and money on the development of our very low-TSNA tobacco and smokeless tobacco products, our patent infringement litigation against RJR, and our attempts to market our smokeless products. While product licensing royalties and smokeless tobacco sales were de minimis during the quarter ended March 31, 2005 and the year ended December 31, 2004, we will continue our efforts to develop and sell smokeless tobacco products and enter into licensing arrangements for such products.

Prospects for Our Operations

Discount Cigarettes. Since 2000, our discount cigarette business has experienced a significant decline in sales, partly caused by intensified pricing competition from foreign manufacturers. In addition, a substantial portion of our gross profits on cigarette sales must be paid into escrow to meet our obligations under the MSA. Our cigarettes are sold through approximately 129 tobacco distributors throughout the United States, although we have sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas, where we do not incur escrow obligations under the MSA.

We have taken a number of steps in recent years to address these negative trends, including promotional programs at the retail level and separate wholesale pricing promotions, as well as the successful restructuring of our senior sales management team in Texas. In addition, in January 2003, we began manufacturing our cigarettes at our own facility and since 2003 we have been able to lower the cost of the tobacco and filters used in our cigarettes.

Despite these efforts, cigarette sales and associated gross profits have continued to generally trend downward over the last several years, particularly when consideration is given to the Company’s MSA escrow requirements and while our gross profits in the first quarter of 2005 exceeded those for the first quarter of 2004, primarily because of increases in prices, we experienced a net operating loss for the quarter. Increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have continued to impact on the sales of discount cigarettes. Moreover, there continues to be significant competition in the non-MSA states and pressures on the cigarette industry in general. While the recently enacted Federal buyout legislation for tobacco quota has had an approximately $0.50 increase per carton impact on cigarette prices beginning January 1, 2005, Star along with the rest of the industry has raised prices to cover those costs. It is likely to take more than one year to assess the affect the buyout may have on tobacco cultivation and sales, although the elimination of price supports and limits on tobacco cultivation is expected to result in lower prices for domestically grown tobacco leaf which could, in turn, result in a reduction of the cost of tobacco used in the Company’s cigarettes. While costs of the tobacco buyout program are also assessed on smokeless tobacco products, those costs will be minimal for the foreseeable future given the Company’s de minimis sales of smokeless products.

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

Smokeless Tobacco. Sales of our smokeless products continue to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at break-even levels. STONEWALL Hard Snuff® now represents a majority of our hard tobacco sales. We continue to seek to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts which, if successful, would likely contribute to consumer acceptance of our smokeless tobacco products. We do not expect, in the near term, to increase our efforts to broadly market smokeless products, or to significantly advance our research and development efforts.

Licensing. We have an exclusive, worldwide license from Regent Court Technologies, LLC under eleven patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process, as discussed herein, involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. We continue to pursue means of collecting royalties with respect to this curing technology, including through arrangements described below and our patent infringement litigation against RJR.

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

Impact of the MSA. We continue to experience negative cash flows from operations, particularly when the significant escrow obligations arising under the MSA are taken into account. As of April 25, 2005, we have deposited into escrow a net amount of approximately $37.1 million for sales of cigarettes in MSA states during the period 1999-2004. We deposited a total amount for 2004 sales of approximately $3.9 million which includes approximately $0.2 million deposited during the first quarter of 2005, approximately $0.2 million for deposits in 2004 in the form of quarterly escrow payments and approximately $3.5 million which was deposited in April 2005. This compares to a net amount of approximately $6.2 million that we deposited in 2004 for 2003 sales. To minimize the impact of these MSA obligations on our liquidity, we have attempted to focus our cigarette sales primarily in the four non-MSA states, where we are not required to make deposits into escrow, and have enhanced our efforts to prevent our cigarettes intended for the non-MSA states from being diverted into MSA states. However, in the near term we must continue to make substantial MSA escrow deposits, but expect that these amounts will continue to decrease based on information which we have on direct sales in MSA states and the level of indirect sales by our customers to MSA states.

Recent Legislation Impacting Sales of Discount Cigarettes.

Over the last two years there have been significant increases in the regulatory burdens faced by our cigarette business. Minnesota, one of the four non-MSA states in which we increasingly have focused our sales of discount cigarettes, passed a statute which took effect on July 1, 2003, requiring distributors in the state to pay an additional $0.35 per-pack fee on cigarettes purchased from manufacturers like us that have not entered into a separate settlement with the state. Because the statute impacts on all non-participating manufacturers, its effect has tended to be uniform among these manufacturers. The statute has provided an advantage to Vector Group, whose subsidiary Liggett Group manufactures and sells several discount brands that compete with brands of non-participating manufacturers, including those sold by us. Vector had previously settled with the State of Minnesota, and after passage of the statute reached a separate agreement on payments that it would have to make each year under its prior settlement.

In each of the other three non-MSA states, bills were introduced in the 2004 legislative sessions that would have imposed an additional user fee on non-participating manufacturers at a rate of $0.40 to $0.50 per pack on cigarettes sold by companies that have not entered into separate settlement agreements with those states, but none of these bills were passed. Similar legislation has been introduced in Florida, Mississippi and Texas in 2005, but none of these bills have been enacted as of this date. Passage of statutes in the non-MSA states that impose fees on manufacturers would be expected to impact on all such manufacturers equally, but would make discount cigarettes more expensive and lessen the competitive price advantage they currently enjoy compared to generic and premium brand cigarettes.

In addition, there are numerous recently enacted statutes and legislative initiatives in MSA states that could further impact our ability to compete in these states. We have determined to cease sales in certain states in response to some of these developments.

Michigan, an MSA state, passed a fee statute in January 2004 that requires the payment of a $0.35 per-pack fee on cigarettes sold by non-participating manufacturers, which must be paid in advance, and is based on an estimate of projected sales by the state’s Department of Revenue. This fee is in addition to the MSA requirement that non-participating manufacturers deposit funds into escrow for each cigarette sold in an MSA state. Given the cost burden of making both the escrow payments and fee payments, we advised the Department of Revenue that we will not sell our cigarette brands in Michigan in the future. Utah and Alaska — MSA states where we had virtually no sales — have passed additional per-pack fees imposed on cigarette sales by non-participating manufacturers. Legislation imposing a fee on cigarettes sold by non-participating manufacturers has been introduced in a number of MSA states in 2005, but none of these bills have been enacted into law to date. The impact of these new statutes in the MSA states would be expected to negatively impact on sales in these states by all non-participating manufacturers, including Star. However, as previously noted, we have sought to focus our cigarette sales in recent years in the four non-MSA states. During the year ended December 31, 2004, approximately 90% of our cigarette sales were in non-MSA states and we believe that the percentage of sales in non-MSA states during 2005 will be somewhat higher.

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

On February 10, 2005, the Department of Agriculture issued regulations implementing the “buyout” payment program in connection with the termination of the federal tobacco quota program pursuant to the Fair and Equitable Tobacco Reform Act of 2004. Under the statute, the $10 billion buyout will be paid for by all tobacco manufacturers over a ten-year period based on each company’s percentage of sales. The apportionment of responsibility for payments to quota holders will be 96% to cigarette manufacturers, with the remaining 4% divided among other tobacco product manufacturers, based on market share. Under the regulations, the assessment will be made quarterly beginning January 1, 2005. The first quarterly payment was to have been due on March 31, 2005 based on sales levels during the last quarter of 2004 but that payment has been delayed due to difficulty in implementing the program. Payments in the future will be due each quarter based on market share calculations derived from sales in the immediately prior quarter. We estimate that the first quarterly payment will be approximately $1.1 million. All of the major tobacco companies, as well as Star, have increased prices to cover the cost of the buyout, which has been estimated to be approximately $0.50 for each carton of cigarettes sold effective January 1, 2005 and a comparable cost for smokeless products. It is likely to take more than one year to assess the affect the buyout may have on tobacco cultivation and sales, although the elimination of price supports and limits on tobacco cultivation is expected to result in lower prices for domestically grown tobacco leaf which could, in turn, result in a further reduction of the cost of tobacco used in the Company’s cigarettes.

RJR Litigation.

In May 2001, we filed a patent infringement action against RJR in the United States District Court for Maryland, to enforce our rights under U.S. Patent No. 6,202,649 (`649 Patent), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, we filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the `649 Patent, and on August 27, 2002 the two suits were consolidated. See Part II, Item 1 of this report for additional information on the history of this litigation.

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

Merger of B&W and RJR.

In 2004, B&W and certain of its affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the former parent of B&W. We have a variety of agreements with B&W. Given our pending patent infringement lawsuits against RJR, it is difficult to evaluate the precise impact which the transaction between B&W and RJR will have on us and our operations. However, the fact that B&W and RJR have combined their operations could have a negative impact on the range of existing agreements which we have entered into with B&W, including future royalties under our agreements relating to the Advance® low-TSNA cigarette, and potential royalties on B&W’s purchase of StarCured® tobacco and other low-TSNA tobacco. For instance, B&W’s deeming the hard tobacco test market to be unsuccessful appeared to us to be inconsistent with conversations between individuals at Star and RJR to the effect that the hard tobacco test market had been very successful, and that enthusiasm had been expressed about getting this product on the market quickly.

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

Results of Operations

The Company’s unaudited condensed consolidated results for the periods ended March 31, 2005 and 2004 are summarized in the following table:

	Three Months Ended March 31,
	2005	2004
Net sales	$16,962,448	$17,161,055
Cost of goods sold	4,015,668	4,398,641
Federal excise tax	7,995,254	9,866,303
Department of Agriculture Payment	1,140,000	—

Gross profit	3,811,526	2,896,111

Total operating expenses	7,371,454	6,851,981

Operating loss	(3,559,928)	(3,955,870)

Net loss	$(7,017,727)	$(2,682,603)

Basic Loss per common share	$(.10)	$(.04)

Weighted average shares outstanding	70,286,224	60,862,337

First Quarter 2005 Compared with First Quarter 2004

Net Sales. During the first quarter of 2005, the Company’s cigarette sales decreased by 1.5% or $0.2 million to approximately $17.0 million compared to approximately $17.2 million during the first quarter of 2004, notwithstanding that volume decreased to approximately 409 million cigarettes in the first quarter of 2005 from approximately 509 million cigarettes in the first quarter of 2004. The number of cigarettes sold reflects the Company’s efforts to continue to operate in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota, to limit sales in MSA states, and the decision in 2004 to increase price to improve margin on cigarette sales. The average sales price per carton increased approximately 22.8% from approximately $6.72 per carton during the first quarter of 2004 to approximately $8.25 per carton during the first quarter of 2005. This included an approximately $0.50 per carton increase in 2005 to cover the cost of the recent tobacco farmer buyout legislation.

Cigarette shipments in the first quarter of 2005 totaled approximately 59.3 truckloads. This compares to approximately 73.5 truckloads in the first quarter of 2004. Gross margin was approximately $3.8 million during the first quarter of 2005, versus approximately $2.9 million in the first quarter of 2004. This was primarily due to achieving higher pricing at an average carton price of approximately $8.25 during the first quarter of 2005, versus approximately $6.72 per carton during the first quarter of 2004.

The Company’s shipments of cigarettes decreased compared to the first quarter of 2004 and cigarette sales have continued to generally trend downward over the last several years, particularly when consideration is given to the Company’s MSA escrow requirements. Increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have continued to impact on the sales of discount cigarettes.

During the first quarter of 2005, Star continued to market two very low-TSNA smokeless tobacco products – ARIVA® and STONEWALL Hard Snuff®. The sales of smokeless products has decreased approximately $26,000 or 35% to approximately $50,000 during the first quarter of 2005 from $76,000 for the first quarter of 2004. The sales of smokeless tobacco products continues to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at breakeven levels. As of the middle of 2004, STONEWALL Hard Snuff® had been introduced into approximately 7,000 locations and that number has remained fairly constant since that time. STONEWALL Hard Snuff® now represents a majority of Star’s hard tobacco sales.

The Company’s net sales of ARIVA® continued to be de minimis in the first quarter. Acceptance of ARIVA® as an alternative to cigarettes has continued to be adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which has appeared in various newspapers and FDA filings; (4) ARIVA® requires smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop name brand recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users. While STONEWALL Hard Snuff®, as a smokeless tobacco product, is more familiar to adult consumers of smokeless tobacco in terms of use and taste, sales of both STONEWALL Hard Snuff® and ARIVA® have been impacted by the Company’s working capital constraints over the last several years which have resulted in limited expenditures for marketing and product placement.

Beginning in 2002, ARIVA® was broadly distributed in retail outlets throughout the United States. Based on the continued, de minimis sales of ARIVA® and the passage of time from the initial placement of the product, management believes the number of locations actively selling ARIVA® as of the end of the first quarter of 2005 continues to be less than 5,000 stores.

During the first three months of 2005, the Company did not earn any royalties paid by B&W on sales of its ADVANCE® low-TSNA cigarette, which B&W had been test marketing in Indianapolis, Indiana and Phoenix, Arizona. Given the recent combination of the B&W and RJR operations, it is not clear whether Advance® will be continued to be test marketed in the future.

During the first quarter of 2005 there were no royalties paid to the Company for sales of smokeless hard tobacco.

Gross Profits. Gross profit increased approximately $0.9 million or 31.6% in the first quarter of 2005 to approximately $3.8 million from approximately $2.9 million in the first quarter of 2004. The increase was due to higher sales prices which offset lower volume and slightly higher cost of goods sold for the Company’s cigarette products. The Federal excise taxes have remained constant at $3.90 per carton for both periods, but there was an increased cost of approximately $.50 per carton for the tobacco buyout legislation.

For discount cigarette sales during the first quarter of 2005, the Company’s cost-of-goods sold increased by approximately 21.2%, to approximately $1.77 per carton, compared with an average cost of approximately $1.46 per carton during the first quarter of 2004. This increase was primarily caused by the reduction in volume which limits the extent to which fixed costs can be spread out over a larger number of cartons. Additionally, we experienced slightly higher filter and cut rag tobacco costs during the first quarter.

Consistent with the practice over the last few quarters, during the first quarter of 2005, excess production costs for the Company’s ARIVA® and STONEWALL Hard Snuff® manufacturing lines were recognized as general and administrative expenses as reflected below. Due to the underutilization of the packaging equipment for smokeless products, the Company’s gross profit for smokeless products was zero during both periods when sales were netted against the cost of manufacturing.

Total Operating Expenses. Total operating expenses increased by approximately $0.5 million to approximately $7.4 million for the first quarter of 2005 from approximately $6.9 million for the first quarter of 2004. Research and development costs have remained approximately the same in both periods. Marketing and distribution costs increased by approximately $0.5 million, while general and administrative costs rose by approximately $0.4 million. Depreciation costs decreased by approximately $0.4 million.

Marketing and Distribution Expenses. Marketing and distribution expenses totaled approximately $3.0 million for the first quarter of 2005, an increase of approximately $0.5 million or 22.2% compared with approximately $2.4 million for the first quarter of 2004. This was primarily due to higher commission costs of approximately $0.3 million and higher shipping costs due to increases in fuel costs.

General and Administrative Expenses. General and administrative expenses totaled approximately $4.2 million for the first quarter of 2005, an increase of approximately $0.4 million compared with approximately $3.8 million for the first quarter of 2004. This increase was primarily due to increased legal expenses associated with the trial of the first portion of our patent infringement case against RJR, which took place during the period January 31 to February 8, 2005. Legal costs during the first quarter of 2005 associated with pretrial discovery and depositions in January as well as the trial before the Court in January and February 2005 totaled approximately $1.2 million compared with legal costs related to the case against RJR during the first quarter 2004 of approximately $0.7 million. There was also an under-utilization cost of approximately $0.3 million for both periods for the packaging equipment for smokeless tobacco products. The Company anticipates general and administrative costs of approximately $1 million in connection with the completion of the trial portion of its patent infringement litigation.

Research and Development Expenses. There were de minimis costs of approximately $27,000 during the first quarter of 2005 and $20,000 during the first quarter of 2004. Consistent with its efforts to cut costs, the Company deferred certain research projects in the last half of 2003 and in 2004 and into 2005. The Company expects to maintain its spending on research during at least the first two quarters of 2005 at a de minimus level, while it continues to concentrate on the preparation for the ongoing trial of its patent infringement litigation. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred as a result of its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. The Company hopes to renew its research and development efforts in late 2005, subject to the availability of funds.

Depreciation. Depreciation expense totaled approximately $0.2 million for the first quarter of 2005, compared with approximately $0.6 million in the first quarter of 2004. This approximately $0.4 million difference was due to a one-time adjustment of approximately $0.5 million in the useful life of certain fixed assets at the Chase City and Chester, Virginia locations during the first quarter of 2004.

Interest Expense. The Company had interest expense of $238,890 and interest income of $234,344, for a net interest expense of $4,546 in the first quarter of 2005. This compares to interest expense of $482,454 and interest income of $43,336 for a net interest expense of $439,118 in the first quarter of 2004. The higher interest expense in the first quarter of 2004 resulted primarily from interest charges on the $4.5 million borrowed from the Company’s CEO. This interest expense was partially offset by interest income generated by the Company’s MSA escrow fund; however, the escrow fund interest rates are very low due to the conservative investment options permitted by the escrow agreements. The higher interest income during the first quarter of 2005 is due to higher cash balances as well as increased interest income from the Company’s MSA escrow fund. The Company receives for its own account the current interest on the amounts in escrow.

Loss on Conversion of Long-term Debt to Equity. On January 10, 2005, Manchester converted the $9.0 million convertible debenture into 3,179,810 shares of the Company’s common stock, which reflected an adjusted conversion price from $3.73 to $2.897, and $212,000 of accrued and unpaid interest. As a result of this transaction, the debenture was fully converted and cancelled with Manchester having no rights under the Debenture. As a result of the conversion of debt into equity, the Company recorded a non-cash charge during the first quarter of 2005 of $3,369,980 to reflect the cost of the discount provided for in the conversion, as well as to expense the remaining portion of the unamortized costs of the initial debt issuance.

Income Tax Benefit. The Company had no income tax benefit for the first quarter of 2005 as compared to an income tax benefit of $1.6 million for the first quarter of 2004. The tax benefits in 2004 was attributable to the loss experienced that year. In 2005, there was no tax benefit due to a valuation allowance.

Net Loss. The Company had a net loss of approximately $7.0 million for first quarter 2005 compared with a net loss of approximately $2.7 million reported in the comparable 2004 period. The net loss in 2005 primarily reflects the impact of the approximately $3.4 million loss on the conversion of debt to equity, higher operating expense of $0.5 million, offset by higher pricing on cigarette sales despite a reduction in volume, as well as no tax benefit due to the valuation allowance.

In the first quarter 2005, the Company had basic and diluted loss per share of $(0.10) compared to a basic and diluted loss per share of $(0.04) in the same period in 2004.

Liquidity and Capital Resources

Overview

During the first quarter of 2005, we raised $18.0 million through the sale of common shares. As of March 31, 2005, we had a working capital surplus of approximately $19.5 million. Future cash needs over the near term include:

•	litigation costs in connection with the trial portion of our patent infringement case against RJR, the first part of which was tried from January 31 to February 8, 2005. We expect the trial costs to be approximately $1 million;

•	monthly payments of approximately $300,000 to B&W for combined principal and interest on restructured accounts payable which was approximately $8.1 million as of January 1, 2005. Beginning in January 2006, we will also make combined principal and interest payments of approximately $300,000 per month in connection with the long term tobacco curing barn debt due B&W;

•	monthly payments of approximately $200,000 for operating and capital leases;

•	quarterly payments of approximately $1.1 million under the tobacco quota buyout program which, as noted above, is being offset by increased prices that went into effect on January 1, 2005; and

•	funding of other aspects of our current operations in light of continued operating losses.

In addition, there exist certain contingencies which could require the Company to make significant cash payments, including:

•	the Company is challenging the Virginia Department of Taxation’s sale and use tax assessment of $988,564 with respect to the Company’s curing barns. An administrative proceeding relating to this challenge may be concluded in late 2005.

With the proceeds of the recent financings and the improving margins in the cigarette business, we anticipate that we will have sufficient funds to support our operations at least through the second quarter of 2006. However, absent the successful completion of our patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, we expect that we would need to pursue additional sources of funds after the second quarter of 2006. We began the trial of our patent infringement litigation in January 2005, and if we are successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment Motions, we expect to complete the trial of our patent infringement case shortly after the Court rules on the outstanding defense and motions for summary judgment. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit. Also, we expect to continue to pursue opportunities for licensing our smokeless tobacco products and expanding our sales and marketing efforts, particularly if we obtain additional funds during 2005 from the exercise of outstanding warrants. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Summary of Balances and Recent Sources and Uses

As of March 31, 2005, we had positive net working capital of approximately $19.5 million, approximately $22.4 million in cash and cash equivalents and approximately $6.7 million of accounts receivable, compared to a working capital deficit of approximately $1.3 million, approximately $7.7 million in cash and cash equivalents, and approximately $4.9 million in accounts receivable, as of March 31, 2004.

Net Cash Provided By (Used In) Operating Activities. In the first three months of 2005 approximately $2.1 million of cash was used in operating activities compared to approximately $0.2 million of cash generated by operating activities during the first three months of 2004. The primary difference in cash used during the first quarter of 2005, compared to cash provided in the first quarter of 2004, was the absence of a tax benefit in 2005, compared to a $1.6 million tax benefit in 2004.

Net Cash Provided By (Used In) Financing Activities. In the first quarter of 2005, approximately $17.0 million was generated by financing activities versus approximately $7.5 million in the first quarter of 2004. The funds generated during 2005 were from the $18.0 million in net proceeds from the sales of our common stock net of $1.4 million of payments on long-term debt and capital lease obligations.

In February and March 2005, we completed Securities Purchase and Registration Rights Agreements for the sale of 3.6 million shares of common stock, together with 9-month warrants, with an exercise price of $5.00 per share, for an additional 3.6 million shares of common stock. We received aggregate proceeds of $18.0 million from the sale of shares and we have the potential for the receipt of an additional $18.0 million in aggregate proceeds, if the warrants are exercised in 2005 prior to their expiration, although any decision to exercise the warrants is not within our control and will depend primarily on the performance of our stock price during the remainder of the year.

Net Cash Provided by (Used In) Investing Activities. During both the first quarters of 2005 and 2004, there was minimal cash used by investing activities.

Net Cash Used in MSA Escrow Payments. As of April 15, 2005, we deposited approximately $3.9 million into escrow for our MSA escrow obligation for 2004 sales versus a net amount of approximately $6.2 million for 2003 sales which were deposited in 2004. Of the approximately $3.9 million, approximately $0.2 million was deposited in 2004 in the form of quarterly escrow payments, an additional approximately $0.2 million was deposited in the first quarter of 2005, and the remaining amount of approximately $3.5 million was deposited into escrow in April 2005. The lower amount deposited for 2004 sales was a direct result of decreased sales in MSA states and continued declines in overall cigarette sales.

Cash Demands on Operations

We continue to experience operating losses. For the first quarter of 2005, sales of our discount cigarettes totaled approximately $17.0 million, a decline of approximately $0.2 million or 1.5%, from approximately $17.2 million during the first quarter 2004. Although our truckload sales decreased compared to the first quarter of 2004, the gross margin increased substantially due to price increases, including an approximate $0.50 per carton increase beginning in January 2005 to cover the cost of the recent tobacco farmer buyout legislation. Sales of our smokeless products as well as royalty income continue to be de minimis. While our gross profits in the first quarter of 2005 exceeded those for the first quarter of 2004, primarily because of increases in prices, we experienced a net operating loss for the quarter. Our net working capital and results of operations do not reflect our obligation to make MSA escrow deposits for 2005 sales, which we must make in April 2006 or in quarterly payments in certain states in 2005.

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

Our inability to improve operations or to raise funds after the second quarter of 2006 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

Contingent Liabilities and Cash Demands

B&W Agreements. Under the Restated Master Agreement, as amended by letter agreements dated December 4, 2002 and August 14, 2003, between B&W and the Company, we owe B&W approximately $20 million of long-term debt, with no interest accruing, or principal payments required through December 31, 2005. Beginning January 1, 2006, interest accrues and is payable monthly at prime plus 1% and principal is due in 96 monthly installments of approximately $208,000. The debt is secured by tobacco leaf inventory, the tobacco curing barns, and a first priority security interest in our intellectual property. Once the outstanding loan balance is reduced to $10 million, the collateral will be released by B&W.

In addition, as of December 31, 2004, we had an obligation of $8,184,875 payable to B&W as a result of restructured accounts payable. The principal payments on this obligation were deferred until January 2005. Beginning in January 2005 that debt is being repaid through monthly principal payments of $250,000, plus interest at prime plus 1% on the outstanding balance. The balance of principal outstanding as of March 31, 2005 was approximately $7.4 million.

Under the Other Low TSNA Tobacco Agreement which was entered into with B&W in April 2001, B&W is obligated to pay royalties to us on its purchases of StarCured® tobacco and other low-TSNA tobacco once a royalty rate is established with one of the other three largest tobacco manufacturers pursuant to the terms of the April 25, 2001 Agreements. In the second quarter of 2004, we entered into an agreement with another tobacco manufacturer for the licensing of low TSNA hard tobacco. We do not anticipate receiving any royalties under that agreement for the foreseeable future. To enable us to pursue this agreement, and potentially other licensing of hard tobacco products, B&W agreed to waive its ten-year right to be the exclusive purchaser of hard tobacco from Star (subject to Star’s own rights) in return for concessions under the now-terminated Hard Tobacco Agreement and a 3-month extension of the date on which it would begin once again to pay royalties under the April 25, 2001 Other Low TSNA Tobacco Royalty Agreement, once a royalty rate is established with one of the other three largest tobacco manufacturers.

Master Settlement Agreement. The MSA escrow deposit for 2005 sales is due on or before April 15, 2006, except for any quarterly payments required under recent changes to the qualifying statutes in a number of the MSA states. In 2004, our sales of cigarette decreased approximately 9% from 2.0 billion units to 1.8 billion units and we sought to focus our sales in the four non-MSA states, in which we are not obligated to make escrow payments. Notwithstanding these facts, we have continued to make some sales to customers in MSA states and have had escrow obligations for indirect sales made by our direct customers. As of April 25, 2005, we have deposited into escrow a net amount of approximately $37.1 million for sales of cigarettes in MSA states during the period 1999-2004. We deposited a total amount for 2004 sales of approximately $3.9 million which includes approximately $0.2 million deposited during the first quarter of 2005, approximately $0.2 million for deposits in 2004 in the form of quarterly escrow payments and approximately $3.5 million which was deposited in April 2005. This compares to a net amount of approximately $6.2 million that we deposited in 2004 for 2003 sales. To minimize the impact of these MSA obligations on our liquidity, we have attempted to focus our cigarette sales primarily in the four non-MSA states and have enhanced our efforts to prevent our cigarettes intended for the non-MSA states from being diverted into MSA states. However, in the near term we must continue to make substantial MSA escrow deposits, but expect that these amounts will continue to decrease based on information which we have on direct sales in MSA states and the level of indirect sales by our customers to MSA states.

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

Request for Private Letter Ruling and Virginia Tax Assessment. In 2004 we were notified that our 2001 federal income tax return has been selected for examination by the Internal Revenue Service. No action has currently taken place with regard to this audit. Except for the item discussed below, the impact of the IRS examination on our financial condition, results of operations and cash flow, if any, cannot be ascertained at this time.

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

If the IRS determines that it will not grant our Request, we anticipate that we will withdraw the Request. Further, if upon examination, the IRS rules against us with respect to the claimed deductions, we expect that we may challenge any such determination through the Appeals process up to and including the US Tax Court to seek a final determination with respect to this issue. While we believe our position is reasonable and supported by the statute and IRS Regulations, the outcome of these proceedings cannot be predicted. Ultimate resolution of this matter, should the IRS rule adversely, is not anticipated until 2006, at the earliest.

If it is ultimately determined that our treatment of the payments into escrow is not a current deduction for tax purposes, we expect that our existing carryback claims net of operating loss deductions will be sufficient to offset any additional tax due for the years in question, given the extent of our recent losses. Further, we would be subject to interest and possibly certain penalties. However, those amounts would also be subject to being offset by our existing carryback claims to the extent available, and we would contest the assessment of any penalties should these occur.

In a letter dated October 7, 2004, we received notice from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to us and that the sales and use tax assessment plus penalties and interest together, as of October 7, 2004, totaled approximately $988,000. We continue to challenge this assessment and have filed a request for reconsideration with the Commissioner of Taxation, and are prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While the Company is optimistic that its request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed, the Company will be required to pay the tax, penalties and interest due. The Company does not believe that it is probable that an obligation has been incurred and, as a result, no amounts have been accrued for this cost.

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

Conclusion

With the proceeds of the recent financings and the improved margins in the cigarette business, we anticipate that we will have sufficient funds to support our operations at least through the second quarter of 2006. However, absent the successful completion of our patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, we expect that we would need to pursue additional sources of funds after the second quarter of 2006. We began the trial of our patent infringement litigation in January 2005, and if we are successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment Motions, we expect to complete the trial of our patent infringement case shortly after the Court rules on the outstanding defense and Motions for Summary Judgment. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit. Also we expect to continue to pursue opportunities for licensing our smokeless tobacco products, expanding our sales and marketing efforts and efforts to improve our existing very low-TSNA smokeless products, particularly if we obtain additional funds during 2005 from the exercise of outstanding warrants. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Our inability to improve operations or to raise funds after the second quarter of 2006 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

It em 3. Qualitative and Quantitative Disclosures About Market Risk

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

In addition, the Company’s investments in the MSA-related escrow accounts are short-term, very high-quality investments. Consequently, the income generated by these investments is subject to fluctuation with changes in interest rates. The Company receives, for its own account, the current interest on the amounts in escrow.

Note on Forward-Looking Statements

THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY HAS TRIED, WHENEVER POSSIBLE, TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS USING WORDS SUCH AS “ANTICIPATES,” “BELIEVES,” “ESTIMATES,” “EXPECTS,” “PLANS,” “INTENDS” AND SIMILAR EXPRESSIONS. THESE STATEMENTS REFLECT THE COMPANY’S CURRENT BELIEFS AND ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO IT. ACCORDINGLY, SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH STATEMENTS. THESE RISKS, UNCERTAINTIES AND CONTINGENCIES INCLUDE, WITHOUT LIMITATION, THE CHALLENGES INHERENT IN NEW PRODUCT DEVELOPMENT INITIATIVES, PARTICULARLY IN THE SMOKELESS TOBACCO AREA, THE UNCERTAINTIES INHERENT IN THE PROGRESS OF SCIENTIFIC RESEARCH, THE COMPANY’S ABILITY TO RAISE ADDITIONAL CAPITAL IN THE FUTURE THAT IS NECESSARY TO MAINTAIN ITS BUSINESS, POTENTIAL DISPUTES CONCERNING THE COMPANY’S INTELLECTUAL PROPERTY, RISKS ASSOCIATED WITH LITIGATION REGARDING SUCH INTELLECTUAL PROPERTY, POTENTIAL DELAYS IN OBTAINING ANY NECESSARY GOVERNMENT APPROVALS OF THE COMPANY’S LOW-TSNA TOBACCO PRODUCTS, MARKET ACCEPTANCE OF THE COMPANY’S NEW SMOKELESS TOBACCO PRODUCTS, COMPETITION FROM COMPANIES WITH GREATER RESOURCES THAN THE COMPANY, THE COMPANY’S DECISION NOT TO JOIN THE TOBACCO MASTER SETTLEMENT AGREEMENT (“MSA”), THE EFFECT OF STATE STATUTES ADOPTED UNDER THE MSA AND ANY SUBSEQUENT MODIFICATION OF THE MSA, AND THE COMPANY’S DEPENDENCE ON KEY EMPLOYEES AND ON ITS

STRATEGIC RELATIONSHIPS WITH BROWN & WILLIAMSON TOBACCO CORPORATION IN LIGHT OF ITS COMBINATION WITH RJ REYNOLDS TOBACCO COMPANY, INC. THE IMPACT OF POTENTIAL LITIGATION, IF INITIATED AGAINST OR BY INDIVIDUAL STATES THAT HAVE ADOPTED THE MSA, COULD BE MATERIALLY ADVERSE TO THE COMPANY.

SEE ADDITIONAL DISCUSSION UNDER “FACTORS THAT MAY AFFECT FUTURE RESULTS” IN THE COMPANY’S REGISTRATION STATEMENT ON FORM S-3, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 28, 2005, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR ADVISE UPON ANY SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

In connection with the evaluation of our internal controls, the Company identified the following areas for improvement in internal control over financial reporting and, as described below the Company made changes to its policies and procedures during the first quarter of 2005 that are intended to strengthen its disclosure controls and procedures, as well as its internal control over financial reporting.

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

The Company has communicated to the Audit Committee and its auditors the above changes to internal control over financial reporting and has provided documentation to its auditors to substantiate the changes made since December 31, 2004.

Management believes that these actions and controls will strengthen its internal control over financial reporting and consequently strengthen its disclosure controls and procedures.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115. The Company applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, the Company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to the Company and that the sales and use tax assessment plus penalties and interest together, as of October 7, 2004, totaled approximately $988,000. The Company continues to challenge this assessment and has filed a request for reconsideration with the Commissioner of Taxation, and is prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While the Company is optimistic that its request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed the Company will be required to pay the tax, penalties and interest due. The Company does not believe that it is probable that an obligation has been incurred and, as a result, no amounts have been accrued for this cost.

There is other minor litigation in the ordinary course of business which the Company is vigorously defending or pursuing.

Ite m 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

As discussed above in the “Liquidity and Capital Resources” section, the Company completed private placement offerings in February and March of 2005. These transactions were completed pursuant to an exemption from registration under the Securities Act of 1933, as amended. In connection with the private placement offerings, the Company has agreed to file and maintain an effective registration statement covering the resale of the shares by the investors.

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

STAR SCIENTIFIC, INC.

Date: May 9, 2005	/s/ CHRISTOPHER G. MILLER
Authorized Signatory and Chief Financial Officer