Form 10-Q
period 2005-06-30
STAR SCIENTIFIC INC
filed 2005-08-09
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 1, 2005, there were 73,376,275 shares outstanding of the Registrant’s common stock, par value $.0001 per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,973,803	$7,703,072
Accounts receivable, trade	9,650,722	7,468,960
Inventories	1,844,861	1,866,379
Prepaid expenses and other current assets	575,721	571,182

Total current assets	28,045,107	17,609,593
Property, plant and equipment, net	14,719,426	15,181,692
Idle equipment	1,160,208	1,160,208
Intangible assets, net of accumulated amortization	897,258	922,348
Other assets	766,021	1,247,218
MSA Escrow funds	37,124,072	33,396,368

Total Assets	$82,712,092	$69,517,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,248,696	$3,000,000
Current maturities of capital lease obligations	218,595	1,422,351
Accounts payable, trade	2,670,993	3,057,068
Federal excise taxes payable	3,678,393	3,068,770
Tobacco buyout program payable	2,288,616	—
Accrued expenses	1,550,505	1,413,183

Total current liabilities	14,655,798	11,961,372
Long-term debt, less current maturities	22,186,341	34,163,986
Capital lease obligations, less current maturities	—	45,775
Deferred gain on sale-leaseback	—	16,727

Total liabilities	36,842,139	46,187,860

Commitments and contingencies (Notes 2 and 10)	—	—

Stockholders’ equity:

Common stock(A)	7,338	6,618
Additional paid-in capital	77,094,225	46,287,801
Accumulated deficit	(30,331,610)	(20,364,852)
Notes receivable, officers	(900,000)	(2,600,000)

Total stockholders’ equity	45,869,953	23,329,567

	$82,712,092	$69,517,427

(A)	$.0001 par value per share, 100,000,000 shares authorized, 73,376,275 and 66,185,948 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS

ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$17,406,935	$15,439,773	$34,369,383	$32,600,829
Less:
Cost of goods sold	3,702,636	3,988,040	7,718,304	8,386,681
Excise taxes on products	7,942,348	8,788,286	15,937,602	18,654,589
Department of Agriculture Tobacco Buyout Program	1,148,616	—	2,288,616	—

Gross profit	4,613,335	2,663,447	8,424,861	5,559,559

Operating expenses:
Marketing and distribution	3,146,294	2,525,366	6,135,552	4,969,135
General and administrative	2,867,715	3,489,245	7,048,602	7,171,192
Depreciation	175,505	216,117	349,968	768,517
Research and development	42,904	9,041	69,750	28,884

Total operating expenses	6,232,418	6,239,769	13,603,872	12,937,728

Operating loss	(1,619,083)	(3,576,318)	(5,179,011)	(7,378,169)
Other income (expense):
Interest expense	(118,324)	(867,339)	(344,182)	(1,349,793)
Loss on conversion of long term debt to equity	—	—	(3,369,980)	—
Write-off of note receivable, officer	(1,782,467)	—	(1,782,467)	—
Interest Income	341,892	50,577	563,204	93,913

Other income (expense)	228,951	(122,159)	145,678	(9,772)

Loss before income taxes	(2,949,031)	(4,515,239)	(9,966,758)	(8,643,821)
Income tax benefit	—	221,800	—	1,821,800

Net loss	$(2,949,031)	$(4,293,439)	$(9,966,758)	$(6,822,021)

Basic loss per common share	$(0.04)	$(0.07)	$(0.14)	$(0.11)
Diluted loss per common share	$(0.04)	$(0.07)	$(0.14)	$(0.11)
Weighted average shares outstanding, basic	73,228,784	60,295,830	71,765,632	60,295,830
Weighted average shares outstanding, diluted	73,228,784	60,295,830	71,765,632	60,295,830

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

	Common stock		Additional Paid-In Capital	Retained Earnings	Notes Receivable, Officers	Total
	Shares	Amount
Balances, December 31, 2004	66,185,948	$6,618	$46,287,801	$(20,364,852)	$(2,600,000)	$23,329,567
Conversion of long-term debt	3,179,810	318	12,073,407	—	—	12,073,725
Issuance of Common Stock	3,600,000	360	17,999,640	—	—	18,000,000
Stock Option Exercise	410,517	42	500,215	—	—	500,257
Stock-based compensation	—	—	233,162	—	—	233,162
Write-off of note receivable, officer	—	—	—	—	1,700,000	1,700,000
Net Loss	—	—	—	(9,966,758)	—	(9,966,758)

Balances, June 30, 2005 (unaudited)	73,376,275	$7,338	$77,094,225	$(30,331,610)	$(900,000)	$45,869,953

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(9,966,758)	$(6,822,021)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	474,396	768,517
Deferred income taxes	—	(402,000)
Other non-cash charges	33,273	(48,919)
Stock-based compensation	233,162	85,915
Loss on conversion of long-term debt to equity	3,369,980	—
Write-off of note receivable, officer	1,782,467	—
Increase (decrease) in cash resulting from changes in:
Current assets	(2,337,340)	1,061,179
Current liabilities	2,904,076	1,208,598

Net cash flows from operating activities	(3,506,744)	(4,148,731)

Investing activities:
Purchase of intangible assets	(6,463)	(7,769)
Purchase of property and equipment	(10,135)	—
Release of deposit	—	200,000

Net cash flows from investing activities	(16,598)	192,231

Financing activities:
Proceeds from related party borrowing	—	838,297
Convertible Debenture	—	9,000,000
Proceeds from stock issuance	18,500,257	4,000,000
Cash costs of stock issuance	—	(200,000)
Payments on notes payable and capital leases	(2,978,480)	(3,375,818)

Net cash flows from financing activities	15,521,777	10,262,479

MSA Escrow fund	(3,727,704)	(6,213,189)
Increase in cash and cash equivalents	8,270,731	92,790
Cash and cash equivalents, beginning of period	7,703,072	—

Cash and cash equivalents, end of period	$15,973,803	$92,790

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$344,182	$492,660

Income tax refunds received	14,160	1,392,406

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVTIES:

In the first quarter of 2005, the Company converted $9,000,000 of long-term debt plus $212,000 of accrued interest into 3,179,810 shares of common stock.

1. Accounting Policies:

The condensed consolidated financial statements of Star Scientific, Inc. and its subsidiary, collectively (“Star Scientific”, “Star” or the “Company”), and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2004.

Interim financial statements:

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results for a full year.

Basic and diluted loss per share:

The Company had net losses during the three and six months ended June 30, 2005 and 2004. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. Diluted loss per share is the same as basic loss per share as the effect of all options and warrants outstanding is anti-dilutive.

Recent Accounting Pronouncements:

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impractical and for reporting a change when retrospective application is impractical. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.

2. Obligations under Master Settlement Agreement—MSA Escrow Fund and Recent Developments

In November 1998, 46 states, the District of Columbia (the “Settling States”) and several U.S. territories entered into the Tobacco Master Settlement Agreement (the “MSA” or “Master Settlement Agreement”) to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company is required to satisfy certain escrow obligations under statutes that the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called “level playing field” statutes, or “qualifying statutes”, require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such non-participating tobacco manufacturers. Under these statutes the Company is obligated to escrow certain defined amounts for sales of cigarettes occurring in the prior year in each such state or in some states on a quarterly basis. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. The base amount for 2003 through 2006 is $3.35 per carton, as adjusted for inflation. Specifically for 2004, the amount was $4.03 per carton. The base amount for 2007 and thereafter is $3.77 per carton, as adjusted for inflation since 1999. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the Settling States. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has been required to make additional escrow deposits related to sales of the Company’s cigarettes subsequently made by the Company’s direct customers in other states (“indirect sales”). All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits. Star’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

Star currently has approximately $37.1 million in escrow, which includes deposits of approximately $3.9 million for its 2004 escrow obligation (of which $3.7 million was paid during 2005 for 2004 sales) and approximately $0.1 million to satisfy quarterly escrow obligations for this year that have been deposited in 2005. The Company expects that its total escrow obligation for 2005 to be less than its 2004 obligation given its efforts to limit sales in MSA states and its trend of decreasing MSA obligations over the past two years. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted and litigated against the Company.

In addition to the “level playing field” statutes, most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow, since the states generally prohibit the sales of cigarettes by companies that are not certified as being MSA-compliant. Also, most MSA states recently have amended their qualifying statutes to limit the extent to which escrow payments for a particular year could be capped and to allow regulations that would require escrow payments to be made quarterly or on some other intermittent schedule. Currently, the Company is required to make quarterly payments in California, Georgia, Louisiana, Maine, New Hampshire, New Mexico and Wyoming, which payments for 2005 have totaled approximately $0.1 million to date. The requirement for quarterly payments would exacerbate the impact of the MSA escrow obligations on the Company’s liquidity, and the elimination of the caps on payments would increase the amounts required to be deposited into escrow by requiring a payment on each cigarette sold, regardless of the state’s proportionate receipt of MSA settlement funds. As initially drafted, the state qualifying statutes permitted a non-participating manufacturer to obtain a refund on escrow payments once those payments equaled the amount that an MSA state would have received from that non-participating manufacturer under the allocation formula in the MSA (which is based on the state population as a percentage of the overall US population). Depending on the number of cigarettes sold in a particular state, the difference between the capped amount and the amount calculated on a per-cigarette basis could be material.

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

Issuance of $18 million of common stock and warrants in February and March, 2005

In February and March, 2005, the Company issued to certain existing shareholders, for an aggregate purchase price of $18,000,000, a total of 3,600,000 shares of common stock, $0.0001 par value per share, and warrants, with an exercise price of $5.00 per share, to purchase an additional 3,600,000 shares of Common Stock within nine months of the date of the applicable purchase agreements. The Company received aggregate proceeds of $18.0 million from the sale of shares and has the potential for the receipt of an additional $18.0 million in aggregate proceeds, if the warrants are exercised in 2005 prior to their expiration, although any decision to exercise the warrants is not within the Company’s control and will depend primarily on the performance of its stock price during the remainder of the year. The Company has filed a registration statement on Form S-3 (Reg. No. 333-124400) with respect to the resale of the securities. The proceeds from this transaction will be used for general corporate purposes.

RJR Litigation

Star is currently involved in a patent infringement lawsuit with R. J. Reynolds Tobacco Company (“RJR”) with respect to two patents to which Star is the exclusive licensee. This litigation is crucial to the Company’s ability to expand the value of its patents and, it is currently the primary focus of the Company’s efforts to protect its intellectual property. A portion of the case involving RJR’s claimed defense of inequitable conduct before the Patent Office was tried to the Court during the period January 31, 2005 to February 8, 2005. At the conclusion of the bench trial, the Court advised the parties that it would take the matter under advisement, and the Company expects a ruling on this portion of the case at the same time that the Court rules on two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005. If the Court denies RJR’s inequitable conduct defense and the motions for summary judgment, then the Company expects that the remainder of the case will be set for a jury trial shortly thereafter. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit.

Write-off of Note Receivable, Officer

On July 27, 2005, the Company’s President and COO tendered to the Company a payment of $300,000 as full satisfaction of a nonrecourse and unsecured $2 million promissory note issued to the Company in 1999. The COO issued the note in 1999 to purchase two million shares of the Company’s common stock. Under its terms, the $2 million promissory note was nonrecourse as to accrued interest and 85% of the principal amount of the note, and reflected an inducement to the COO to join the Company and resign his senior partnership with a national law firm. In connection with the payment by the COO, the Company has incurred an expense of $1.8 million due to the write-off of $1.7 million of the note receivable due and approximately $0.1 million of accrued interest. As a result of the payment, the Company has incurred a non-cash charge this quarter and will record a reduction of $300,000 in officers’ notes receivable in the third quarter to reflect the cash payment on July 27, 2005.

4. Liquidity and Capital Resources:

As of June 30, 2005, the Company has a working capital surplus of approximately $13.4 million. The Company currently anticipates future cash needs for the remaining two quarters of 2005 and first two quarters of 2006 to include approximately $1 million of litigation costs related to the trial portion of the RJR patent infringement lawsuit; approximately $3.0 million in payment of long-term debt for restructured accounts payable; approximately $1.2 million in long-term curing barn debt, and approximately $1.0 million for capital and operating leases and funding of current business operations in light of current and future expected operating losses. The Company’s net working capital and results of operations do not reflect the obligation to make MSA escrow deposits for 2005 sales, which the Company is obligated to deposit in April 2006, or in quarterly payments in certain states in 2005. In addition, the Company may be required to make significant cash payments to the Virginia Department of Taxation for a sales and use tax assessment of $988,564 with respect to the Company’s curing barns. The Company is currently challenging this assessment (Note 10).

With the proceeds of the sale of $18 million of common stock in the first quarter of 2005 and improved margins in the cigarette business, the Company anticipates having sufficient funds to support its operations at least through the second quarter of 2006. However, absent the successful completion of its patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, the Company expects the need to pursue additional sources of funds after the second quarter of 2006. The Company began the trial of its patent infringement litigation in January 2005, and if the Company is successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment motions, management expects to complete the trial of its patent infringement case shortly after the Court rules on the outstanding defense and motions for summary judgment. Also, the Company expects to continue to pursue opportunities for licensing its smokeless tobacco products and expanding its sales and marketing efforts, particularly if the Company obtains additional funds during 2005 from the exercise of outstanding warrants. While the Company may seek to obtain funds in the future through debt financing, there are significant limitations on the Company’s ability to obtain new debt financing, including its agreements with B&W. Moreover, the ability to complete future financings on terms acceptable to the Company (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of the Company’s stock price and its operational performance. Any equity financing will be dilutive to its existing shareholders.

The Company had a consolidated net loss for the second quarter of 2005 of approximately $2.9 million. For the quarter ended June 30, 2005, sales of discount cigarettes totaled approximately $17.4 million, an increase of approximately $2.0 million or 13.0%, from approximately $15.4 million during the second quarter of 2004. Although volume of sales decreased to approximately 59.9 truckloads in the second quarter of 2005 compared to approximately 66.5 truckloads during the second quarter of 2004, gross margin increased substantially from approximately $2.7 million during the second quarter of 2004 to approximately $4.6 million in the second quarter of 2005. This was due to price increases, including an approximate $0.50 per carton increase beginning in January 2005 to cover the cost of the recent tobacco farmer buyout legislation. Sales of smokeless products continue to be de minimis and there was no royalty income in the second quarter of 2005.

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

Private Letter Ruling. During 2002, the Company submitted to the IRS a Request for a Private Letter Ruling asking that the IRS rule on the deductibility of funds placed in escrow under the MSA. Star has taken the position on its 2001 and later federal and state income tax returns that the payment to the escrow account under the terms of the MSA is a current expense. Additionally, the Company filed claims for refunds of taxes paid in prior years based upon the deductibility of these escrow payments. During 2002 and 2003, the Company received a total of $12.6 million in federal and state refunds relating to such claims. During 2004, the Company received an additional $1.4 million in state refunds relating to such claims. De minimis refunds were received in the quarter ended June 30, 2005.

If the IRS determines that it will not grant the Company’s Request, the Company anticipates that it will withdraw the Request. Further, if upon examination, the IRS rules against the Company with respect to the claimed deductions, the Company expects that it may challenge any such determination through the Appeals process up to and including the US Tax Court to seek a final determination with respect to this issue. While the Company believes its position is reasonable and supported by the statute and IRS Regulations, the outcome of these proceedings cannot be predicted. Ultimate resolution of this matter, should the IRS rule adversely, is not anticipated until 2006 at the earliest.

If it is ultimately determined that our treatment of the payments into escrow is not a current deduction for tax purposes, the Company expects that its existing carryback claims for net operating loss deductions will be sufficient to offset any additional tax due for the years in question, given the extent of its recent losses. Further, the Company would be subject to interest and possibly certain penalties. However, those amounts would also be subject to being offset by its existing carryback claims to the extent available, and the Company would contest the assessment of any penalties should these occur.

The Company’s inability to improve operations or to raise funds after the second quarter of 2006 could have a material adverse effect on its ability to meet its working capital needs and continue operations.

5. Inventories

Inventories consist of the following as of June 30, 2005:

Cigarettes – Finished Goods.	$645,905
Cigarettes – Raw Materials	1,009,615
Smokeless Products – Finished Goods	189,341

Total Inventory	$1,844,861

6. Long-term debt:

Long-term debt consists of the following as of June 30, 2005:

Notes payable due B&W, collateralized by tobacco curing barns, tobacco leaf inventory, and intellectual property; non-interest bearing until 2006 payable via royalties earned, as defined through December 2005, thereafter payable in 96 monthly installments of approximately $208,000 with interest at prime plus 1%.	$19,979,110

Note payable due B & W, converted from accounts payable, bearing interest at prime plus 1%, payable in monthly installments of $250,000 plus interest	6,455,927

26,435,037

Less current maturities	(4,248,696)

$22,186,341

The annual maturities of long-term debt, without regard to potential royalty reductions, are as follows:

Twelve months ending June 30,
2006	$4,248,696
2007	5,497,392
2008	2,953,319
2009	2,497,392
2010	2,497,392
Thereafter	8,740,846

Total notes payable and long term debt	$26,435,037

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

Common stock options and warrants issued, exercised and outstanding during the six months ended June 30, 2005 and the year ended December 31, 2004 are as follows:

	Number	Weighted Average Exercise Price Per Share
Options

Options outstanding at December 31, 2004	5,316,500	2.60
Options issued during the six months ended June 30, 2005	100,000	4.54
Options exercised during the six months ended June 30, 2005	(410,517)	(2.15)
Options redeemed for cashless exercise during the six months ended June 30, 2005	(86,483)	(2.03)

Options outstanding at June 30, 2005 (unaudited)	4,919,500 *	$2.68

*	535,526 options have been issued outside of the Plans.

	Number	Weighted Average Exercise Price Per Share
Warrants

Warrants outstanding at December 31, 2004	1,013,207	3.24
Warrants issued during the six months ended June 30, 2005	3,600,000	5.00

Warrants outstanding at June 30, 2005 (unaudited)	4,613,207	$4.71

The following table summarizes information for options and warrants outstanding and exercisable at June 30, 2005.

				Exercisable
	Options Outstanding			Weighted Avg.
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number	Exercise Price
$ 1.00-2.00	2,663,000	5.10 yrs.	$1.67	2,663,000	$1.67
2.01-3.00	741,500	4.49 yrs.	2.60	741,500	2.60
3.01-4.00	800,000	5.51 yrs.	3.69	800,000	3.69
4.01-5.00	575,000	8.85 yrs.	4.79	575,000	4.79
5.01-6.25	140,000	9.36 yrs.	5.35	140,000	5.35

$ 1.00-6.25	4,919,500	5.86 yrs.	$2.68	4,919,500	$2.68

			Exercisable
	Warrants Outstanding			Weighted Avg.
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number	Exercise Price
$ 2.00-3.00	410,526	4.99 yrs.	$2.19	410,526	$2.19
4.01-5.00	4,202,681	0.75 yrs.	4.96	4,202,681	4.96

$ 2.00-5.00	4,613,207	1.1 yrs.	$4.71	4,613,207	$4.71

Weighted average grant date fair values are as follows:

	Number of Options	Exercise Price	Grant date fair value
Six months ended June 30, 2005 Activity
Options:
Exercise price:
Equals market	100,000	$4.54	$1.48

Warrants: None issued.

The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2005
Expected life of options and warrants	9-12 months
Risk free interest rate	2.17%
Expected volatility	74.4 -93.0%
Expected dividend yield	0%

Total stock-based compensation (stock, stock options and warrants) cost recognized is as follows:

2005
Employee	$85,067
Non-employee consultants and directors	148,095

$233,162

9. Income tax (benefit) expense consists of the following:

	Six months ending June 30,
	2005	2004
Current	$—	$(1,419,800)
Deferred	—	(402,000)

	$—	$(1,821,800)

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

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco curing barns in the amount of $860,115. The Company applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, the Company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to the Company and that the sales and use tax assessment plus penalties and interest together, as of October 7, 2004, totaled approximately $988,000. The Company continues to challenge this assessment, and has filed a request for reconsideration with the Commissioner of Taxation, and is prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While the Company is optimistic that its request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed the Company will be required to pay the tax, penalties and interest due. The Company does not believe that it is probable that an obligation has been incurred and, as a result, no amounts have been accrued for this cost in the accompanying financial statements.

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

SEE ADDITIONAL DISCUSSION UNDER “FACTORS THAT MAY AFFECT FUTURE RESULTS” IN THE COMPANY’S REGISTRATION STATEMENT ON FORM S-3, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 28, 2005, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR ADVISE UPON ANY SUCH FORWARD- LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Overview

While we experienced a net increase in revenue and gross margins in the second quarter of 2005 compared to the second quarter of 2004, we had a net loss of $2.9 million for the second quarter of 2005. Our prospects are dependent, in the near term, on our ability to improve the performance of our discount cigarette business; and, in the longer term, on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and, in particular, on our ability to begin generating significant revenues through royalties on the patented tobacco curing process to which we are the exclusive licensee, including through success in our pending patent litigation against RJR.

The recurring losses generated by our operations continue to impose significant demands on our liquidity. In February and March 2005, we entered into Securities Purchase and Registration Rights Agreements for the sale of 3.6 million shares of common stock, together with 9-month warrants with an exercise price of $5.00 per share, for an additional 3.6 million shares of common stock. We received aggregate proceeds of $18.0 million for the sale of shares and we have the potential for the receipt of an additional $18.0 million in aggregate proceeds, if the warrants are exercised in 2005 prior to their expiration, although any decision to exercise the warrants is not within our control and will depend primarily on the performance of our stock price during the remainder of the year. We had working capital of $13.4 million as of June 30, 2005 which reflects an increase of approximately $7.8 million compared to a working capital surplus of approximately $5.6 million as of December 31, 2004.

With the proceeds of the recent financings and improved margins in the cigarette business, we anticipate that we will have sufficient funds to support our operations at least through the second quarter of 2006. However, absent the successful completion of our patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, we expect that we would need to pursue additional sources of funds after the second quarter of 2006. We began the trial of our patent infringement litigation in January 2005, and if we are successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment Motions, we expect to complete the trial of our patent infringement case shortly after the Court rules on the outstanding defense and Motions for Summary Judgment. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit. Also, we expect to continue to pursue opportunities for licensing our smokeless tobacco products and expanding our sales and marketing efforts, particularly if we obtain additional funds during 2005 from the exercise of outstanding warrants. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

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

We believe we have the technology, through our exclusive patent licenses, to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to the lowest possible levels (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below) and we have demonstrated that our method for curing tobacco using the StarCured® tobacco curing process can be scaled up to meet broad commercial needs in the United States and abroad. Our focus on very low-TSNA, non-fermented smokeless tobacco products (in addition to licensing of our technology) is based, in part, on the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens. The Company expects that in the future its focus will continue to be on the development and sale of very low-TSNA non-fermented smokeless tobacco products that can be used as an alternative to cigarettes in situations where adult tobacco users either cannot or choose not to smoke.

Over the last several years, we have expended significant effort and money on the development of our very low-TSNA tobacco and smokeless tobacco products, our patent infringement litigation against RJR, and our attempts to market our smokeless products. While smokeless tobacco sales were de minimis during the quarter and six months ended June 30, 2005 and the year ended December 31, 2004, we will continue our efforts to develop and sell smokeless tobacco products and enter into licensing arrangements for such products.

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

Cigarette sales and associated gross profits continued to trend downward over the last several years, particularly when consideration is given to the Company’s MSA escrow requirements. In the second quarter of 2005, gross profit exceeded that for the comparable period in 2004, primarily because of increases in prices, but we still experienced a net operating loss for the quarter. Increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have continued to impact on the sales of discount cigarettes. Moreover, there continues to be significant competition in the non-MSA states and pressures on the cigarette industry in general. While the recently enacted Federal buyout legislation for tobacco quota has resulted in an increase of approximately $0.50 per carton in cigarette prices beginning January 1, 2005, Star along with the rest of the industry has raised prices to cover those costs. It is likely to take more than one year to assess the affect the buyout may have on tobacco cultivation and sales, although the elimination of price supports and limits on tobacco cultivation is expected to result in lower prices for domestically grown tobacco leaf which could, in turn, result in a reduction of the cost of tobacco used in the Company’s cigarettes. While costs of the tobacco buyout program are also assessed on smokeless tobacco products, those costs will be minimal for the foreseeable future given the Company’s de minimis sales of smokeless products.

Notwithstanding the challenges facing our discount cigarette business, we will continue to focus our principal marketing efforts on the sale of discount cigarettes in the four non-MSA states for the foreseeable future and seek to increase the volume of sales in those states. At the same time, we will continue to evaluate the prospects for the cigarette business in general, and sales in MSA states, in particular, given the additional regulatory and MSA burdens of operating in those states.

Smokeless Tobacco. Sales of our smokeless products continue to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at break-even levels. STONEWALL Hard Snuff® now represents a majority of our hard tobacco sales. We continue to seek to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts which, if successful, would likely contribute to consumer acceptance of our smokeless tobacco products. We do not expect to increase our efforts to broadly market smokeless products, or to significantly advance our research and development efforts, in the near term.

Licensing. We have an exclusive, worldwide license from Regent Court Technologies, LLC under eleven patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process, as discussed herein, involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. We continue to pursue means of collecting royalties with respect to this curing technology, including through arrangements described below and our patent infringement litigation against RJR.

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

In the second quarter of 2004, we entered into an agreement with another tobacco manufacturer for the licensing of low-TSNA hard tobacco. Under that agreement, the manufacturer conducted an initial assessment of a hard tobacco product. Although the agreement anticipates that this will be followed up with a subsequent test market, that test market has not been initiated and it is not certain when, or if, it will take place. Accordingly, we do not anticipate receiving any royalties under that agreement for the foreseeable future.

While licensing of our exclusive patent rights is a major potential source of additional revenue for us, fully realizing this potential will depend on our ability to successfully defend and enforce our patent rights.

Impact of the MSA. We continue to experience negative cash flows from operations, particularly when the significant escrow obligations arising under the MSA are taken into account. As of June 30, 2005, we have deposited into escrow a net amount of approximately $37.1 million for sales of cigarettes in MSA states during the period 1999-2004. We deposited a total amount for 2004 sales of approximately $3.9 million, of which $3.7 million was paid during 2005. Approximately $0.1 million in quarterly escrow payments for 2005 sales have also been paid to date. This compares to a net amount of approximately $6.2 million that we deposited in 2004 for 2003 sales. To minimize the impact of these MSA obligations on our liquidity, we have attempted to focus our cigarette sales primarily in the four non-MSA states, where we are not required to make deposits into escrow, and have enhanced our efforts to prevent our cigarettes intended for the non-MSA states from being diverted into MSA states. However, in the near term we must continue to make substantial MSA escrow deposits, but expect that these amounts will continue to decrease based on information which we have on direct sales in MSA states and the level of indirect sales by our customers to MSA states.

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

In each of the other three non-MSA states, bills were introduced in the 2004 legislative sessions that would have imposed an additional user fee on non-participating manufacturers at a rate of $0.40 to $0.50 per pack on cigarettes sold by companies that have not entered into separate settlement agreements with those states, but none of these bills were passed. Similar legislation had been introduced in Florida, Mississippi and Texas in 2005. None of these bills have been enacted as of this date and the Florida and Mississippi legislatures have adjourned for the year. In Texas, a special session of the legislature was convened in June to address school finance legislation that had not passed during the regular legislative session. That special session concluded on July 20, 2005, again with no bills being passed out of the legislature. The language in both the House and Senate bills to date have included an across-the-board increase in the state excise tax levied on all cigarettes, but no selective surcharge on cigarettes manufactured by NPMs. Following the first special session, Governor Perry immediately convened a second thirty-day special session, which began on July 21, 2005. Passage of statutes in the non-MSA states that impose fees on manufacturers that have not previously settled with these states would be expected to impact on all such manufacturers equally, but would make discount cigarettes more expensive and, therefore, lessen the competitive price advantage they currently enjoy compared to generic and premium brand cigarettes.

In addition, there are numerous recently enacted statutes and legislative initiatives in MSA states that could further impact our ability to compete in these states. We have determined to cease sales in certain states in response to some of these developments.

Michigan, an MSA state, passed a fee statute in January 2004 that requires the payment of a $0.35 per-pack fee on cigarettes sold by non-participating manufacturers, that must be paid in advance, and is based on an estimate of projected sales by the state’s Department of Revenue. This fee is in addition to the MSA requirement that non-participating manufacturers deposit funds into escrow for each cigarette sold in an MSA state. Given the cost burden of making both the escrow payments and fee payments, we advised the Department of Revenue that we will not sell our cigarette brands in Michigan in the future. Utah and Alaska, MSA states where we had virtually no sales, also have passed additional per-pack fees imposed on cigarette sales by non-participating manufacturers. Legislation imposing a fee on cigarettes sold by non-participating manufacturers has been introduced in a number of MSA states in 2005, but none of these bills have been enacted into law. The impact of these new fee statutes in the MSA states would be expected to negatively impact on sales in these states by all non-participating manufacturers, including Star. However, as previously noted, we have sought to focus our cigarette sales in recent years in the four non-MSA states. During the year ended December 31, 2004, approximately 90% of our cigarette sales were in non-MSA states and we believe that the percentage of sales in non-MSA states during 2005 will be somewhat higher.

On June 28, 2004, regulations went into effect in the State of New York requiring that cigarettes sold in that state meet certain fire safety standards. We decided it would not be economically feasible to develop a separate type of cigarette for sale in New York and have not attempted to become certified under the new regulations. As a result, we are not now selling cigarettes in New York and do not anticipate having sales of cigarettes in New York in the future. Bills relating to fire safety standards have been introduced in several other states and in Congress and Maine recently enacted such a statute into law. Because we have had virtually no sales in Maine over the last several years, we will not seek to comply with regulations to be promulgated under the new law and we will no longer sell cigarettes in Maine when the new law becomes effective in 2006. We will continue to monitor other fire safety legislative initiatives as they move forward and, as appropriate, reassess our decision not to develop a cigarette that complies with such regulations.

On February 10, 2005, the Department of Agriculture issued regulations implementing the “buyout” payment program in connection with the termination of the federal tobacco quota program pursuant to the Fair and Equitable Tobacco Reform Act of 2004. Under the statute, the $10 billion buyout will be paid for by all tobacco manufacturers over a ten-year period based on each company’s percentage of sales. The apportionment of responsibility for payments to quota holders will be 96% to cigarette manufacturers, with the remaining 4% divided among other tobacco product manufacturers, based on market share. Under the regulations, the assessment will be made quarterly beginning January 1, 2005. The first quarterly payment was to have been due on March 31, 2005 based on sales levels during the last quarter of 2004, but that payment was delayed until June 30, 2005 due to difficulty in implementing the program. On July 1, 2005 we made a combined payment of approximately $2.3 million to cover our buyout obligation for the first two quarters of 2005. Payments in the future will be due each quarter based on market share calculations derived from sales in the immediately preceding quarter. We estimate that the quarterly payments will continue to be approximately $1.1 million for the next several quarters. All of the major tobacco companies, as well as Star, have increased prices to cover the cost of the buyout, which has been estimated to be approximately $0.50 for each carton of cigarettes sold effective January 1, 2005 and a comparable cost for smokeless products. It is likely to take more than one year to assess the effect the buyout may have on tobacco cultivation and sales, although the elimination of price supports and limits on tobacco cultivation is expected to result in lower prices for domestically grown tobacco leaf which could, in turn, result in a further reduction of the cost of tobacco used in the Company’s cigarettes.

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

Merger of B&W and RJR.

In 2004, B&W and certain of its affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the former parent of B&W. We have a variety of agreements with B&W. Given our pending patent infringement lawsuits against RJR, it is difficult to evaluate the precise impact which the transaction between B&W and RJR will have on us and our operations. However, the fact that B&W and RJR have combined their operations could have a negative impact on the range of existing agreements which we have entered into with B&W, including future royalties under our agreements relating to the Advance® low-TSNA cigarette for which no royalties have been received this year, and potential royalties on B&W’s purchase of StarCured® tobacco and other low-TSNA tobacco. For instance, B&W’s deeming the hard tobacco test market to be unsuccessful appeared to us to be inconsistent with conversations between individuals at Star and RJR to the effect that the hard tobacco test market had been very successful, and that enthusiasm had been expressed about getting this product on the market quickly.

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

Results of Operations

The Company’s unaudited condensed consolidated results for the periods ended June 30, 2005 and 2004 are summarized in the following table:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2005	2004	2005	2004
Net sales	$17,406,935	$15,439,773	$34,369,383	$32,600,829
Cost of goods sold	3,702,636	3,988,040	7,718,304	8,386,681
Federal excise tax	7,942,348	8,788,286	15,937,602	18,654,589
Department of Agriculture Payment	1,148,616	—	2,288,616	—

Gross profit	4,613,335	2,663,447	8,424,861	5,559,559

Total operating expenses	6,232,418	6,239,769	13,603,872	12,937,728

Operating loss	(1,619,083)	(3,576,318)	(5,179,011)	(7,378,169)

Net loss	$(2,949,031)	$(4,293,439)	$(9,966,758)	$(6,822,021)

Basic:
Loss per common share	$(0.04)	$(0.07)	$(0.14)	$(0.11)
Diluted:
Loss per common share	$(0.04)	$(0.07)	$(0.14)	$(0.11)
Weighted average shares outstanding	73,228,784	60,295,830	71,765,632	60,295,830
Diluted weighted average shares outstanding	73,228,784	60,295,830	71,765,632	60,295,830

Second Quarter 2005 Compared with Second Quarter 2004

Net Sales. During the second quarter of 2005, the Company’s cigarette sales increased by 13.0% or $2.0 million to approximately $17.4 million compared to approximately $15.4 million during the second quarter of 2004, notwithstanding that volume decreased by approximately 10.0% to approximately 414 million cigarettes in the second quarter of 2005 from approximately 460 million cigarettes in the second quarter of 2004. The decrease in the number of cigarettes sold reflects the Company’s efforts to continue to operate in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota, to limit sales in MSA states, and the decision in 2004 to increase price to improve margin on cigarette sales. The average sales price per carton increased approximately 25.6% from approximately $6.68 per carton during the second quarter of 2004 to approximately $8.41 per carton during the second quarter of 2005. This included an approximately $0.50 per carton increase in 2005 to cover the cost of the recent tobacco farmer buyout legislation.

Cigarette shipments in the second quarter of 2005 totaled approximately 59.9 truckloads. This compares to approximately 66.5 truckloads in the second quarter of 2004. Gross margin increased approximately $2.0 million or 77.7% to approximately $4.6 million during the second quarter of 2005 versus approximately $2.7 million in the second quarter of 2004. This was primarily due to achieving higher pricing at an average carton price of approximately $8.41 during the second quarter of 2005, versus approximately $6.68 per carton during the second quarter of 2004.

As previously mentioned, the Company’s shipments of cigarettes decreased approximately 10% compared to the second quarter of 2004 and cigarette sales have continued to generally trend downward over the last several years. Increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have continued to impact on the sales of discount cigarettes.

During the second quarter of 2005, Star continued to market two very low-TSNA smokeless tobacco products – ARIVA® and STONEWALL Hard Snuff®. The sales of smokeless products was comparable in both the second quarter of 2004 and the second quarter of 2005 at approximately $0.1 million. The sales of smokeless tobacco products continues to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at breakeven levels. As of the middle of 2004, STONEWALL Hard Snuff® had been introduced into approximately 7,000 locations and that number has remained fairly constant since that time. STONEWALL Hard Snuff® now represents a majority of Star’s hard tobacco sales.

The Company’s net sales of ARIVA® continued to be de minimis in the second quarter. Acceptance of ARIVA® as an alternative to cigarettes has continued to be adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups after its launch in 2001, which appeared in various newspapers and FDA filings and which have continued to impact on product perception; (4) the fact that ARIVA® requires smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop name brand recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users. While STONEWALL Hard Snuff®, as a smokeless tobacco product, is more familiar to adult consumers of smokeless tobacco in terms of use and taste, sales of both STONEWALL Hard Snuff® and ARIVA® have been impacted by the Company’s working capital constraints over the last several years which have resulted in limited expenditures for marketing and product placement.

Beginning in 2002, ARIVA® was broadly distributed in retail outlets throughout the United States. Based on the continued, de minimis sales of ARIVA® and the passage of time from the initial placement of the product, management believes the number of locations actively selling ARIVA® as of the end of the second quarter of 2005 continues to be less than 5,000 stores.

During the second quarter of 2005, the Company did not earn any royalties on low-TSNA tobacco or tobacco products.

Gross Profits. Gross profit increased approximately $2.0 million or 77.7% in the second quarter of 2005 to approximately $4.6 million from approximately $2.7 million in the second quarter of 2004. The increase was due to higher sales prices which offset lower volume for the Company’s cigarette products. The Federal excise taxes have remained constant at $3.90 per carton for both periods, but there was an increased cost of approximately $.50 per carton for the tobacco farmer buyout legislation which began in 2005.

For discount cigarette sales during the second quarter of 2005, the Company’s cost-of-goods sold remained approximately the same at approximately $1.63 per carton, compared with an average cost of approximately $1.64 per carton during the second quarter of 2004.

Consistent with the practice over the last few quarters, during the second quarter of 2005, excess production costs for the Company’s ARIVA® and STONEWALL Hard Snuff® manufacturing lines were recognized as general and administrative expenses. Due to the underutilization of the packaging equipment for smokeless products, the Company’s gross profit for smokeless products was zero during both periods when sales were netted against the cost of manufacturing.

Total Operating Expenses. Total operating expenses remained consistent for the second quarter of 2005 compared with the second quarter of 2004. Marketing and distribution costs increased by approximately $0.6 million due to retail programs which were in effect during the second quarter of 2005, while general and administrative costs decreased by approximately $0.6 million primarily due to the reduction in legal costs, which during the second quarter of 2005 were approximately $0.7 million compared with approximately $1.0 million during the second quarter of 2004. During both periods, legal costs related principally to the patent infringement lawsuit against RJR. The Company anticipates general and administrative costs of approximately $1 million in connection with the completion of the trial portion of its patent infringement litigation. This would be in addition to any appeal cost, if an appeal were required. Research and development as well as depreciation costs have remained approximately the same in both periods. The Company expects to maintain spending on research at a de minimus level, while it continues to concentrate on the preparation for the ongoing trial of its patent infringement litigation

Depreciation. Depreciation expense totaled approximately $0.2 million for the second quarter of 2005, which was approximately the same as in the second quarter of 2004.

Interest Expense. The Company had interest expense of approximately $0.1 million and interest income of approximately $0.3 million in the second quarter of 2005. This compares to interest expense of approximately $0.9 million and interest income of approximately $50,000 in the second quarter of 2004. The higher interest expense in the second quarter of 2004 resulted primarily from interest charges on the $4.5 million borrowed from the Company’s CEO, interest on the Manchester Securities debenture and interest on the B&W restructured account payables. During the second quarter of 2005, neither the CEO loan nor the $9 million of convertible debt were outstanding since the CEO loan had been repaid during 2004 and the $9 million of convertible debt had been converted to equity in January 2005. The higher interest income during the second quarter of 2005 was due to higher cash balances as well as increased interest income from the Company’s MSA escrow fund. The Company receives for its own account the current interest on the amounts in escrow.

Write-off of Note Receivable, Officer. On July 27, 2005, the Company’s President and COO tendered to the Company a payment of $300,000 as full satisfaction of a nonrecourse and unsecured $2 million promissory note issued to the Company in 1999. The COO issued the note in 1999 to purchase two million shares of the Company’s common stock. Under its terms, the $2 million promissory note was nonrecourse as to accrued interest and 85% of the principal amount of the note, and reflected an inducement to the COO to join the Company and resign his senior partnership with a national law firm. In connection with the payment by the COO, the Company has incurred an expense of $1.8 million due to the write-off of $1.7 million of the note receivable due and approximately $0.1 million of accrued interest. As a result of the payment, the Company has incurred a non-cash charge this quarter and will record a reduction of $300,000 in officers’ notes receivable in the third quarter to reflect the cash payment on July 27, 2005.

Income Tax Benefit. The Company had no income tax benefit for the second quarter of 2005 as compared to an income tax benefit of $0.2 million for the second quarter of 2004. The tax benefit in 2004 was attributable to the loss experienced that year. There was no tax benefit in 2005 due to a valuation allowance as a result of the Company’s continued losses.

Net Loss. The Company had a net loss of approximately $2.9 million for second quarter 2005 compared with a net loss of approximately $4.3 million reported in the comparable 2004 period. The net loss in 2005 was due to the write-off of the $1.8 million officer’s note receivable, $0.6 million in higher marketing and distribution expenses, offset by higher pricing on cigarette sales, despite a reduction in volume, as well as the fact that there was no tax benefit due to a valuation allowance.

In the second quarter 2005, the Company had basic and diluted loss per share of $0.04 compared to a basic and diluted loss per share of $0.07 in the same period in 2004.

First Six Months of 2005 Compared with First Six Months of 2004

Net Sales. During the first six months of 2005, the Company’s cigarette sales increased approximately $1.8 million or 5.4% to $34.4 million from $32.6 million for the first six months of 2004, reflecting higher pricing on cigarette sales. While cigarette sales increased in the first six months of 2005, the number of cigarettes sold declined, primarily due to operating in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota, and efforts to limit sales in MSA states. The Company sold approximately 826 million cigarettes during the first six months of 2005, compared with sales of approximately 968 million cigarettes during the first six months of 2004, representing a decrease of approximately 14.7%. The decline in unit sales was offset by the approximate 25.9% increase in sales price charged by the Company for its cigarettes, from approximately $6.68 per carton during the first six months of 2004 to $8.41 during the first six months of 2005. At the same time, the cost of cigarettes sold increased approximately 9.7% from an average of $1.55 per carton during the first six months of 2004 to $1.70 per carton during the first six months of 2005. However, the cost increases were also offset by the higher per carton sales price.

During the first half of both 2005 and 2004, the Company’s net sales for ARIVA® were comparable. By the beginning of the second quarter of 2004, STONEWALL Hard Snuff® had been introduced into approximately 7,000 locations and that number has remained fairly constant since that time.

Beginning in 2002, ARIVA® was broadly distributed in retail outlets throughout the United States. Based on the continued de minimis sales of ARIVA® and the passage of time from the initial placement of the product, management believes the number of locations actively carrying ARIVA® as of the end of the second quarter of 2005 is less than 5,000 stores.

During the first six months of 2005, the Company did not earn any royalties on low-TSNA tobacco or tobacco products.

Gross Profits. Gross profit increased approximately $3.0 million or approximately 51.5% in the first six months of 2005 to $8.4 million from $5.6 million in the first six months of 2004. The increase was due primarily to increased pricing for the Company’s cigarette products which offset a decrease in volume and an increase in the cost of goods sold. Federal excise tax remained at $3.90 per carton for during both 2005 and 2004. During the first six months of 2005, there was an approximately $0.50 per carton increase to cover the cost of the recent tobacco farmer buyout legislation.

For discount cigarette sales during the first six months of 2005, the Company increased its average cost-of-goods sold by approximately 9.7%, to a blended average of approximately $1.70 per carton, compared with a blended average cost of $1.55 per carton during the first six months of 2004. This reflected both increases in manufacturing costs and the impact of lower volumes.

Consistent with the practice over the last few quarters, during the first six months of 2005, excess production costs for the Company’s ARIVA® and STONEWALL Hard Snuff® manufacturing lines were recognized as general and administrative expenses. Due to the under-utilization of the packaging equipment for smokeless products, the Company’s gross profit for smokeless products was zero during both periods.

Total Operating Expenses. Total operating expenses increased by approximately $0.7 million to approximately $13.6 million for the first six months of 2005 from approximately $12.9 million for the first six months of 2004. Marketing and distribution costs have risen by approximately $1.2 million, while depreciation costs have fallen by approximately $0.5 million from approximately $0.8 million in the first six months of 2004 to approximately $0.3 million in the first six months of 2005, due to a one-time adjustment of approximately $0.5 million in the useful life of certain fixed assets in Chase City and Chester, VA during the first quarter of 2004. Both general and administrative and research and development costs have remained approximately the same during both periods.

Marketing and Distribution Expenses. Marketing and Distribution expenses totaled approximately $6.1 million for the first six months of 2005, an increase of approximately $1.2 million over the expense of approximately $5.0 million in the first six months of 2004. This increase was primarily due to approximately $0.7 million of retail promotion programs which were in effect during the first six months of 2005 but were not in effect during the first six months of 2004. Additionally, there were higher commission costs of approximately $0.3 million and higher shipping costs due to increases in fuel costs.

General and Administrative Expenses. General and Administrative Expenses totaled approximately $7.0 million for the first six months of 2005, which is approximately the same as the first six months of 2004. During the first six months of

2005, legal costs were approximately $2.2 million compared with approximately $2.1 million of legal expenses during the first six months of 2004. The majority of the legal costs during both periods were incurred in connection with the Company’s litigation against R.J. Reynolds for patent infringement in the United States District Court for the District of Maryland. Once a trial date is set for the remainder of its patent infringement suit, the Company anticipates that the additional expense related to the jury portion of the trial will be approximately $1 million. This would be in addition to any appeal cost, if an appeal were required.

Depreciation. Depreciation totaled $0.3 million for the first six months of 2005, compared with $0.8 million in the first six months of 2004. This higher figure during 2004 was due to a one-time adjustment of approximately $0.5 million in the useful life of certain fixed assets at the Chase City and Chester, Virginia locations during the first quarter of 2004.

Research and Development Expenses. There were de minimis costs of approximately $69,750 during the first six months of 2005 and $28,884 during the first six months of 2004. Consistent with its efforts to cut costs, the Company deferred certain research projects in the last half of 2003, 2004 and 2005. The Company expects to maintain its spending on research at a de minimus level, while it continues to concentrate on the preparation for the ongoing trial of its patent infringement litigation. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred as a result of its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. The Company hopes to renew its research and development efforts in late 2005, subject to the availability of funds.

Write-off of Note Receivable Officer. On July 27, 2005, the Company’s President and COO tendered to the Company a payment of $300,000 as full satisfaction of a nonrecourse and unsecured $2 million promissory note issued to the Company in 1999. The COO issued the note in 1999 to purchase two million shares of the Company’s common stock. Under its terms, the $2 million promissory note was nonrecourse as to accrued interest and 85% of the principal amount of the note, and reflected an inducement to the COO to join the Company and resign his senior partnership with a national law firm. In connection with the payment by the COO, the Company has incurred an expense of $1.8 million due to the write-off of $1.7 million of the note receivable due and approximately $0.1 million of accrued interest. As a result of the payment, the Company has incurred a non-cash charge this quarter and will record a reduction of $300,000 in officers’ notes receivable in the third quarter to reflect the cash payment on July 27, 2005.

Interest Expense. The Company had interest expense of $0.3 million and interest income of $0.6 million in the first six months of 2005. This compares to interest expense of $1.3 million and interest income of $0.1 million in the first six months of 2004. The higher interest expense in the first six months of 2004 resulted primarily from interest charges on the $4.5 million borrowed from the Company’s CEO, interest on the Manchester Securities debenture and interest on the B&W restructured account payable. This interest expense was partially offset by interest income generated by the Company’s MSA escrow fund; however, the interest rates are very low due to the conservative investment options permitted by the escrow agreements. The lower interest expense during the first six months of 2005 was attributable to the fact the CEO loan was not outstanding as it had been repaid during 2004, and that the $9 million of convertible debt had been converted to equity in January 2005. The higher interest income during the first six months of 2005 is due to higher cash balances, as well as increased income from the Company’s MSA escrow fund. The Company receives for its own account the current interest on the amounts in escrow.

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

Income Tax Benefit. The Company had no income tax benefit for the first six months of 2005 compared to an income tax benefit of $1.8 million for the first six months of 2004. The tax benefit in 2004 was directly attributable to the losses experienced in that period. In 2005 there was no tax benefit due to a valuation allowance.

Net Loss. The Company had a net loss of $10.0 million for the first six months of 2005 compared with a net loss of $6.8 million reported in the comparable 2004 period. The increased net loss in 2005 primarily reflects the impact of higher operating expenses, the write-off of the officer’s note receivable and the $3.4 million charge during the first quarter of 2005 for the conversion of approximately $9 million of debt to equity. Finally, there was no tax benefit due to a valuation analysis during 2005 compared to a $1.8 million tax benefit during 2004

In the first six months of 2005, the Company had a basic and diluted loss per share of $(0.12) compared to a basic and diluted loss per share of $(0.11) in the same period in 2004.

Liquidity and Capital Resources

Overview

As of June 30, 2005, we had a working capital surplus of approximately $13.4 million, which reflected, in part, the fact that during the first quarter of 2005 we raised $18.0 million through the sale of shares of common stock. Future cash needs over the near term include:

•	litigation costs in connection with the trial portion of our patent infringement case against RJR, the first part of which was tried from January 31 to February 8, 2005. We expect the expense for the remaining portion of the trial to be approximately $1 million. This would be in addition to any appeal cost, if an appeal were required.

•	monthly payments of approximately $300,000 to B&W for combined principal and interest on restructured accounts payable, which was approximately $8.1 million as of January 1, 2005 and $6.5 million as of June 30, 2005. Beginning in January 2006, we will also make combined principal and interest payments of approximately $300,000 per month in connection with the long-term tobacco curing barn debt due B&W;

•	monthly payments of approximately $200,000 for operating and capital leases;

•	quarterly payments of approximately $1.1 million under the tobacco quota buyout program which, as noted above, are being offset by increased prices that went into effect on January 1, 2005; and

•	funding of other aspects of our current operations in light of continued operating losses.

In addition, certain contingencies exist that could require the Company to make significant cash payments, including challenging the Virginia Department of Taxation’s sale and use tax assessment of $988,564 with respect to our curing barns. An administrative proceeding relating to this challenge may be concluded in late 2005.

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

Summary of Balances and Recent Sources and Uses

As of June 30, 2005, we had working capital of approximately $13.4 million, approximately $16.0 million in cash and cash equivalents and approximately $9.7 million of accounts receivable, compared to a working capital surplus of approximately $5.6 million, approximately $7.7 million in cash and cash equivalents, and approximately $7.5 million in accounts receivable, as of December 31, 2004.

Net Cash Provided By (Used In) Operating Activities. During the first six months of 2005 approximately $3.6 million of cash was used in operating activities compared to approximately $4.1 million of cash used by operating activities during the first six months of 2004. The change in the net cash flows from operations are due to the decreased operating losses for the six months ended June 30, 2005 as compared to 2004, offset by the increase of $2.2 million in accounts receivable for the six months ended June 30, 2005.

Net Cash Provided By (Used In) Financing Activities. In the first six months of 2005, approximately $15.5 million was generated by financing activities versus approximately $10.3 million in the first six months of 2004. This reflected the approximately $18.5 million in proceeds from stock issuance during 2005 compared to $9 million of convertible debt and $4 million in proceeds from a stock issuance in 2004. During the first six months of 2005, approximately $3.0 million was used to make payments on notes payable and capital leases while $3.3 million was used for similar purposes during the first six months of 2004.

Net Cash Provided by (Used In) Investing Activities. During the first six months of 2005, minimal cash was used by investing activities compared with approximately $0.2 million of cash generated by investing activities during 2004 from the release of a deposit.

Net Cash Used in MSA Escrow Payments. As of June 30, 2005, we had deposited a total of approximately $3.9 million into escrow for our MSA escrow obligation for 2004 sales, of which $3.7 million was deposited during 2005, versus a net amount of approximately $6.2 million for 2003 sales that were deposited as of June 30, 2004. Also, we deposited approximately $0.1 million in 2005 for quarterly escrow payments for 2005 sales. The lower amount deposited for 2004 sales was a direct result of decreased sales in MSA states and continued declines in overall cigarette sales.

Cash Demands on Operations

We continue to experience operating losses which if not reversed will continue to negatively impact on our working capital. For the second quarter of 2005, sales of our discount cigarettes totaled approximately $17.4 million, an increase of approximately $2.0 million or 13.0%, from approximately $15.4 million during the first quarter 2004. Although our truckload sales decreased compared to the second quarter of 2004, the gross margin increased substantially due to price increases, including an approximate $0.50 per-carton increase beginning in January 2005 to cover the cost of the recent tobacco farmer buyout legislation. Sales of our smokeless products continue to be de minimis. While our gross profits in the second quarter of 2005 exceeded those for the second quarter of 2004, primarily because of increases in prices, we experienced a net operating loss for the quarter. Our net working capital and results of operations do not reflect our obligation to make MSA escrow deposits for 2005 sales, which we must make in April 2006 or in quarterly payments in certain states in 2005.

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

Contingent Liabilities and Cash Demands

B&W Agreements. Under the Restated Master Agreement, as amended by letter agreements dated December 4, 2002 and August 14, 2003, between B&W and the Company, we owe B&W approximately $20 million of long-term debt, with no interest accruing, or principal payments required through December 31, 2005. Beginning January 1, 2006, interest accrues and is payable monthly at prime plus 1%, and principal is due in 96 monthly installments of approximately $208,000. The debt is secured by tobacco leaf inventory, the tobacco curing barns, and a first priority security interest in our intellectual property. Once the outstanding loan balance is reduced to $10 million, the collateral will be released by B&W.

In addition, as of December 31, 2004, we had an obligation of $8,184,875 payable to B&W as a result of restructured accounts payable. The principal payments on this obligation were deferred until January 2005. Beginning in January 2005 that debt is being repaid through monthly principal payments of $250,000, plus interest at prime plus 1% on the outstanding balance. The balance of principal outstanding as of June 30, 2005 was approximately $6.5 million.

Under the Other Low TSNA Tobacco Agreement that was entered into with B&W in April 2001, B&W is obligated to pay royalties to us on its purchases of StarCured® tobacco and other low-TSNA tobacco once a royalty rate is established with one of the other three largest tobacco manufacturers. In the second quarter of 2004, we entered into an agreement with another tobacco manufacturer for the licensing of low-TSNA hard tobacco. We do not anticipate receiving any royalties under that agreement for the foreseeable future. To enable us to pursue this agreement, and potentially other licensing of hard tobacco products, B&W agreed to waive its ten-year right to be the exclusive purchaser of hard tobacco from Star (subject to Star’s own rights) in return for concessions under the now-terminated Hard Tobacco Agreement and a three month extension of the date on which it would begin once again to pay royalties under the April 25, 2001 Other Low TSNA Tobacco Royalty Agreement, once a royalty rate is established with one of the other three largest tobacco manufacturers.

Master Settlement Agreement. The MSA escrow deposit for 2005 sales is due on or before April 15, 2006, except for any quarterly payments required in a number of the MSA states. In 2004, our sales of cigarette decreased approximately 9% from 2.0 billion units to 1.8 billion units, and we sought to focus our sales in the four non-MSA states where we are not obligated to make escrow payments. Notwithstanding these facts, we have continued to make some sales to customers in MSA states and have had escrow obligations for indirect sales made by our direct customers. We deposited a total amount into escrow for 2004 sales of approximately $3.9 million, of which approximately $3.7 million was deposited during 2005, compared to a net amount of approximately $6.2 million in 2004 for 2003 sales. Also, we have deposited approximately $0.1 million in 2005 to satisfy quarterly escrow obligations for 2005 sales. Currently, we have approximately $37.1 million in escrow. To minimize the impact of these MSA obligations on our liquidity, we have attempted to focus our cigarette sales primarily in the four non-MSA states and have enhanced our efforts to prevent our cigarettes intended for the non-MSA states from being diverted into MSA states. However, in the near term we must continue to make substantial MSA escrow deposits, but expect that these amounts will continue to decrease based on information which we have on direct sales in MSA states and the level of indirect sales by our customers to MSA states.

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

In the past we have maintained product liability insurance only with respect to claims that tobacco products manufactured by or for us contain any foreign object, i.e. any object that is not intended to be included in the manufactured product. We currently do not maintain such insurance and as a result are self-insured for this risk. The product liability insurance that we previously maintained did not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that such insurance currently can be obtained. We have never been named as a defendant in any legal proceedings involving claims arising out of the sale, distribution, manufacture, development, advertising, marketing or claimed health effects relating to the use of our tobacco products. While we may be named as a defendant in the future, we believe we have conducted our business in a manner which decreases the risk of liability in a lawsuit relating to product liability because we have:

•	attempted to consistently present to the public the most current information regarding the health effects of long-term smoking and tobacco use;

•	always acknowledged the addictive nature of nicotine; and

•	stated unequivocally that smoking involves a range of serious health risks, is addictive and that cigarette products can never be produced in a “safe” fashion.

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

If the IRS determines that it will not grant our Request, we anticipate that we will withdraw the Request. Further, if upon examination, the IRS rules against us with respect to the claimed deductions, we expect that we may challenge any such determination through the Appeals process up to and including the US Tax Court to seek a final determination with respect to this issue. While we believe our position is reasonable and supported by the statute and IRS Regulations, the outcome of these proceedings cannot be predicted. Ultimate resolution of this matter, should the IRS rule adversely, is not anticipated until 2006 at the earliest.

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

Development Grants. On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. Furthermore, the Company is eligible for a further grant of $500,000, and other substantial incentives, including tax rebates, employee training and property tax refunds, if it is able to successfully expand its ARIVA® and STONEWALL Hard Snuff ® manufacturing facilities in Chase City, Virginia, in connection with the manufacturing of these products. In late 2004, we responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In the response, we requested that the grant be extended for an additional year, given certain delays that have been encountered in connection with the launch of our smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA which sought to have our low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. To date, we have not received a response to this request, but we believe there is a significant probability this request will be granted. Depending on the level of investment and hiring recognized by the State, we may be required to return some or all of the $300,000 in grant funding.

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

The Company’s debt facilities and leases are at fixed and variable interest rates. As a result, the Company is subject to interest rate exposure. There is no interest payable on a majority of the debt due to B&W until the beginning of 2006: at that time the debt will bear an interest rate of prime plus 1%.

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

There is other minor litigation in the ordinary course of business which the Company is vigorously defending or pursuing.

Item 6. Exhibits.

Number	Description
3.1	Restated Certificate of Incorporation (1)

3.2	By-laws of the Company as Amended to Date (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(2)	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. §1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

Date: August 9, 2005	/s/ CHRISTOPHER G. MILLER
Authorized Signatory and Chief Financial Officer