Form 10-Q
period 2005-09-30
STAR SCIENTIFIC INC
filed 2005-11-07
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 1, 2005, there were 75,151,415 shares outstanding of the Registrant’s common stock, par value $.0001 per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,327,364	$7,703,072
Accounts receivable, trade	6,913,160	7,468,960
Inventories	3,555,689	1,866,379
Prepaid expenses and other current assets	421,978	571,182

Total current assets	26,218,191	17,609,593
Property, plant and equipment, net	12,172,893	15,181,692
Idle equipment	526,500	1,160,208
Intangible assets, net of accumulated amortization	882,863	922,348
Other assets	507,210	1,247,218
MSA Escrow funds	37,224,903	33,396,368

Total Assets	$77,532,560	$69,517,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,873,044	$3,000,000
Current maturities of capital lease obligations	66,735	1,422,351
Accounts payable, trade	1,942,138	3,057,068
Federal excise taxes payable	2,660,607	3,068,770
Current maturities of tobacco buyout assessment payable	752,062	—
Accrued expenses	1,874,282	1,413,183

Total current liabilities	12,168,868	11,961,372
Long-term debt, less current maturities	20,817,810	34,163,986
Capital lease obligations, less current maturities	—	45,775
Tobacco buyout program assessment payable, less current maturities	188,015	—
Deferred gain on sale-leaseback	—	16,727

Total liabilities	33,174,693	46,187,860

Commitments and contingencies (Notes 2, 4 and 9)	—	—

Stockholders’ equity:

Common stock(A)	7,515	6,618
Additional paid-in capital	84,213,054	46,287,801
Accumulated deficit	(39,862,702)	(20,364,852)
Notes receivable, officers	—	(2,600,000)

Total stockholders’ equity	44,357,867	23,329,567

	$77,532,560	$69,517,427

(A)	$.0001 par value per share, 100,000,000 shares authorized, 75,151,415 and 66,185,948 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS

ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$8,123,307	$16,642,139	$40,697,438	$49,242,968
Less:
Cost of goods sold	2,494,246	3,471,287	10,212,550	11,857,968
Excise taxes on products	4,880,100	8,557,656	20,817,703	27,212,245
Department of Agriculture Tobacco Buyout Program Assessment	2,089,243	—	4,377,859	—

Gross profit (loss)	(1,340,282)	4,613,196	5,289,326	10,172,755

Operating expenses:
Marketing and distribution	2,127,075	2,326,654	6,467,374	7,295,788
General and administrative	3,235,333	4,783,995	10,283,935	11,955,187
Depreciation	1,042,672	1,989,148	1,392,640	2,757,665
Research and development	28,068	—	97,818	28,884
Impairment loss on tobacco curing barns	2,067,092	—	2,067,092	—

Total operating expenses	8,500,240	9,099,797	20,308,859	22,037,524

Operating loss	(9,840,522)	(4,486,601)	(15,019,533)	(11,864,769)
Other income (expense):
Interest expense	(130,796)	(617,111)	(474,978)	(1,971,616)
Other income (expense)	(6)	44,815	145,672	35,042
Write-off of note and interest receivable, officer	—	—	(1,782,467)	—
Loss on conversion of debt to equity	—	—	(3,369,980)	—
Interest Income	440,232	102,784	1,003,436	201,409

Loss before income taxes	(9,531,092)	(4,956,113)	(19,497,850)	(13,599,934)
Income tax benefit	—	—	—	1,821,800

Net loss	$(9,531,092)	$(4,956,113)	$(19,497,850)	$(11,778,134)

Basic loss per common share	$(0.13)	$(0.08)	$(0.27)	$(0.19)
Diluted loss per common share	$(0.13)	$(0.08)	$(0.27)	$(0.19)
Weighted average shares outstanding, basic	73,659,767	61,686,600	72,403,949	60,745,125
Weighted average shares outstanding, diluted	73,659,767	61,686,600	72,403,949	60,745,125

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

	Common stock		Additional Paid-In Capital	Retained Earnings	Notes Receivable, Officers	Total
	Shares	Amount
Balances, December 31, 2004	66,185,948	$6,618	$46,287,801	$(20,364,852)	$(2,600,000)	$23,329,567
Conversion of long-term debt	3,179,810	318	12,073,407	—	—	12,073,725
Issuance of Common Stock	3,600,000	360	17,999,640	—	—	18,000,000
Stock Option Exercise	460,517	46	550,210	—	—	550,256
Warrant Exercise	1,900,000	190	7,599,810	—	—	7,600,000
Stock-based compensation	—	—	335,162	—	—	335,162
Write-off of note receivable, officer	—	—	—	—	1,700,000	1,700,000
Note receivable repayment, officers	—	—	—	—	900,000	900,000
Repurchase of stock from officers	(174,860)	(17)	(632,976)			(632,993)
Net Loss	—	—	—	(19,497,850)	—	(19,497,850)

Balances, September 30, 2005 (unaudited)	75,151,415	7,515	84,213,054	(39,862,702)	—	44,357,867

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(19,497,850)	$(11,778,134)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,596,703	2,805,227
Deferred income taxes	—	(402,000)
Other non-cash charges	—	118,018
Provision for bad debt	50,000	—
Deferred gain on sale-leaseback	(16,727)	—
Stock-based compensation	335,162	937,720
Stock-based loan modification costs	—	239,276
Loss on conversion of long-term debt to equity	3,369,980	—
Loss on write-down of tobacco curing barns	2,067,092	—
Write-off of note and interest receivable, officer	1,782,467	—
Increase (decrease) in cash resulting from changes in:
Current assets	(1,004,893)	715,725
Current liabilities	90,083	(1,449,413)

Net cash flows from (used in) operating activities	(11,227,983)	(8,813,581)

Investing activities:
Purchase of intangible assets	(8,122)	—
Purchase of property and equipment	(10,649)	—
Proceeds from sale of property and equipment	—	260,316
Release of deposit	156,841	200,000

Net cash flows from (used in) investing activities	138,070	460,316

Financing activities:
Repayment of bank overdraft	—	(465,212)
Proceeds from related party borrowing	—	838,297
Collection of Notes Receivable, Officers	900,000	—
Convertible Debenture	—	9,000,000
Proceeds from stock issuance	26,150,256	28,714,999
Cash costs of stock issuance	—	(150,000)
Repurchase of stock	(632,993)	—
Payments on notes payable and capital leases	(3,874,523)	(4,667,035)

Net cash flows from (used in) financing activities	22,542,740	33,271,049

MSA Escrow fund	(3,828,535)	(6,259,869)
Increase in cash and cash equivalents	7,624,292	18,657,915
Cash and cash equivalents, beginning of period	7,703,072	—

Cash and cash equivalents, end of period	$15,327,364	$18,657,915

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$130,796	$415,832

Income tax refunds received	$14,160	$1,392,406

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

•        In the first quarter of 2005, the Company converted $9,000,000 of long-term debt plus $212,000 of accrued interest into 3,179,810 shares of common stock.

•        In the second quarter of 2005, the Company issued 143,517 shares of common stock in a cashless exercise of 230,000 stock options.

1. Accounting Policies:

The condensed consolidated financial statements of Star Scientific, Inc. and its subsidiary, collectively (“Star Scientific”, “Star” or the “Company”), and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2004.

Interim financial statements:

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results for a full year.

Basic and diluted loss per share:

The Company had net losses during the three and nine months ended September 30, 2005 and 2004. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. Diluted loss per share is the same as basic loss per share as the effect of all options and warrants outstanding is anti-dilutive.

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

In March 2005, the FASB issued interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of FASB Statement No. 143 (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect of the adoption of FIN 47 on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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

Star currently has approximately $37.2 million in escrow, which includes 2005 deposits of approximately $3.9 million of which $3.7 million was paid for 2004 sales and approximately $0.2 million to satisfy quarterly escrow obligations for this year. The Company expects that its total escrow obligation for 2005 to be less than its 2004 obligation given its efforts to limit sales in MSA states and its trend of decreasing MSA obligations over the past two years. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted and litigated against the Company.

In addition to the “level playing field” statutes, most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow, since the states generally prohibit the sales of cigarettes by companies that are not certified as being MSA-compliant. Also, most MSA states recently have amended their qualifying statutes to limit the extent to which escrow payments for a particular year could be capped and to allow regulations that would require escrow payments to be made quarterly or on some other intermittent schedule. Currently, the Company is required to make quarterly payments in California, Georgia, Louisiana, Maine, New Hampshire, New Mexico and Wyoming, which payments for 2005 have totaled approximately $0.2 million to date. The requirement for quarterly payments would exacerbate the impact of the MSA escrow obligations on the Company’s liquidity, and the elimination of the caps on payments could increase the amounts required to be deposited into escrow by requiring a payment on each cigarette sold, regardless of the state’s proportionate receipt of MSA settlement funds. As initially drafted, the state qualifying statutes permitted a non-participating manufacturer to obtain a refund on escrow payments once those payments equaled the amount that an MSA state would have received from that non-participating manufacturer under the allocation formula in the MSA (which is based on the state population as a percentage of the overall US population). Depending on the number of cigarettes sold in a particular state, the difference between the capped amount and the amount calculated on a per-cigarette basis could be material.

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

Issuance of $18 million of common stock and warrants in February and March, 2005

In February and March, 2005, the Company issued to certain existing shareholders, for an aggregate purchase price of $18,000,000, a total of 3,600,000 shares of common stock, $0.0001 par value per share, and warrants, with an exercise price of $5.00 per share, to purchase an additional 3,600,000 shares of Common Stock within nine months of the date of the applicable purchase agreements. The Company received aggregate proceeds of $18.0 million from the sale of shares and, after the exercise of 1,900,000 warrants in September, has the potential for the receipt of an additional $8.5 million in aggregate proceeds, if the remaining warrants are exercised prior to their expiration in November, although any decision to exercise the warrants is not within the Company’s control and will depend primarily on the performance of its stock price during the remainder of the year. The Company has filed a registration statement on Form S-3 (Reg. No. 333-124400) with respect to the resale of the securities. The proceeds from this transaction will be used for general corporate purposes.

Write-off of Note Receivable, Officer

On July 27, 2005, the Company’s President and COO tendered to the Company a payment of $300,000 as full satisfaction of a nonrecourse and unsecured $2 million promissory note issued to the Company in 1999. The COO issued the note in 1999 to purchase two million shares of the Company’s common stock. Under its terms, the $2 million promissory note was nonrecourse as to accrued interest and 85% of the principal amount of the note, and reflected an inducement to the COO to join the Company and resign his senior partnership with a national law firm. In connection with the payment by the COO, the Company in the second quarter incurred an expense of $1.8 million due to the write-off of $1.7 million of the note receivable due and approximately $0.1 million of accrued interest and has recorded a reduction of $300,000 in officers’ notes receivable this quarter to reflect the cash payment on July 27, 2005.

Re-purchase of Shares of Common Stock from Officers on August 17, 2005

On August 17, 2005 the Company purchased a total of 174,860 shares of the Company’s Common Stock from four of its officers for an aggregate purchase price of $632,993. The proceeds of the sale were used by the officers to retire in full notes receivable and interest payable due to the Company which matured on August 20, 2005. The Company recorded a reduction of $600,000 in officers’ notes receivable this quarter to reflect the cash payments by these officers. The Shares were purchased by the Company at a price of $3.62 per share, the closing price of the Company’s Common Stock on August 16, 2005, as reported on the NASDAQ National Market System.

Exercise of Warrants for $7.6 Million and Issuance of Warrants on September 15, 2005

On September 15, 2005, two of the investment firms which had entered into Securities Purchase and Registration Rights Agreements with the Company in February 2005 (the “February Purchase Agreements”) elected to exercise the warrants that were issued to them as part of the February Purchase Agreements. These warrants were due to expire in November, and the investors and the Company agreed to reset the exercise price from $5.00 to $4.00 per share. The investment firms exercised the warrants and purchased 1,900,000 shares of the Company’s Common Stock on that basis for an aggregate purchase price of $7.6 million. Under the Securities Purchase and Registration Rights Agreements, the Company also agreed to grant the same investors warrants, at an exercise price of $4.00 per share, to purchase an additional 1,900,000 shares of Common Stock exercisable within nine months of the grant date and to file a registration statement relating to the resale of such shares within sixty days.

4. Liquidity and Capital Resources:

As of September 30, 2005, the Company has a working capital surplus of approximately $14.0 million. The Company currently anticipates future cash needs for the remaining quarter of 2005 and the year 2006 to include approximately $1 million of litigation costs related to the trial portion of the RJR patent infringement lawsuit; approximately $3.0 million in payment of long-term debt for restructured accounts payable; approximately $2.5 million in long-term curing barn debt, and approximately $1.1 million for capital and operating leases, and funding of current business operations in light of current and future expected operating losses. The Company’s net working capital and results of operations do not reflect the obligation to make MSA escrow deposits for 2005 sales, which the Company is obligated to deposit in April 2006, or in quarterly payments in certain states in 2005. In addition, the Company may be required to make significant cash payments to the Virginia Department of Taxation for a sales and use tax assessment of $988,564 with respect to the Company’s curing barns. The Company is currently challenging this assessment (Note 9).

With the proceeds of the sale of $7.6 million of common stock in the third quarter of 2005, the Company anticipates having sufficient funds to support its operations into early 2007, notwithstanding a material downturn in sales in the third quarter attributable, in part, to the recent Gulf Coast hurricanes which impacted our major sales areas in Texas and to a lesser degree, in Mississippi, at the end of the quarter and at a time that a substantial amount of our sales take place. Based on sales of discount cigarettes in October 2005, it is anticipated that sales in the fourth quarter and into 2006 will continue to be negatively impacted by the recent events in the Gulf Coast states and by continued pressure on the deep discount cigarette market in the four non-MSA states. The Company plans to undertake a number of steps to address the anticipated decline in cigarette volume, including limiting the amount of promotional spending for the remainder of this year and into 2006, consolidating and revamping its sales force in Texas and, to a lesser extent, in Florida and Minnesota, and the downsizing of the workforce at its Petersburg cigarette factory. However, absent the successful completion of its patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement in the expected volume of cigarette sales, the Company expects the need to pursue additional sources of funds in early 2007. Depending upon market conditions and the price of its common stock, the Company may determine to seek additional funds before early 2007.

The Company began the trial of its patent infringement litigation in January 2005, and if the Company is successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment motions, management expects to complete the trial of its patent infringement case within a relatively short period of time after the Court rules on the outstanding defense and motions for summary judgment. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit. Also, the Company expects to continue to pursue opportunities for licensing its smokeless tobacco products and expanding its sales and marketing efforts, particularly if the Company obtains additional funds during either the last quarter of 2005 or 2006 from the exercise of outstanding warrants. While the Company may seek to obtain funds in the future through debt financing, there are significant limitations on the Company’s ability to obtain new debt financing, including its agreements with B&W. Moreover, the ability to complete future financings on terms acceptable to the Company (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of the Company’s stock price and its operational performance. Any equity financing will be dilutive to its existing shareholders.

The Company had a consolidated net loss for the third quarter of 2005 of approximately $9.5 million. For the quarter ended September 30, 2005, sales of discount cigarettes totaled approximately $8.1 million, a decrease of approximately $8.5 million or 51.2%, from approximately $16.6 million during the third quarter of 2004. Volume of sales decreased to approximately 36.7 truckloads in the third quarter of 2005 compared to approximately 63.9 truckloads during the third quarter of 2004. The decrease in truckload sales was attributable, in part, to the impact of the recent hurricanes in the Gulf Coast and, particularly, Hurricane Rita which hit the Texas/Louisiana coast near the end of the quarter when the Company generally experiences a substantial portion of its quarterly sales, and the impact of raising prices for cigarettes sold in MSA states to help offset the Company’s MSA escrow obligations for such sales. Hurricane Rita impacted a portion of the Texas coast where one of the Company’s largest distributors is located, and, as a result, there were no sales to that distributor during the last two weeks of the quarter. Mississippi was impacted as well, though to a lesser degree by the recent hurricanes. Additionally, the Company raised its prices for cigarettes sold in MSA states somewhat and its sales in Minnesota were adversely impacted by tax increases in that state. Because of promotional programs, including significant programs to counter the impact of the Gulf Coast hurricanes, there was a $2.0 million charge that was recognized against the per carton price. As a result, the average sales price per carton decreased from $7.56 in the third quarter of 2004 to $6.45 during the third quarter of 2005. Sales of smokeless products continue to be de minimis and there was no royalty income in the third quarter of 2005.

Based on sales of discount cigarettes in October 2005, it is anticipated that sales in the fourth quarter and into 2006 will continue to be negatively impacted by the recent events in the Gulf Coast states and by continued pressure on the deep discount cigarette market in the four non-MSA states. The Company plans to undertake a number of steps to address the anticipated decline in cigarette volume, including limiting the amount of promotional spending for the remainder of this year and into 2006, consolidating and revamping its sales force in Texas and, to a lesser extent, in Florida and Minnesota, and the downsizing of the workforce at its Petersburg cigarette factory.

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

The Company’s inability to improve operations or to raise funds in early 2007 could have a material adverse effect on its ability to meet its working capital needs and continue operations.

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

Private Letter Ruling. During 2002, the Company submitted to the IRS a Request for a Private Letter Ruling asking that the IRS rule on the deductibility of funds placed in escrow under the MSA. Star has taken the position on its 2001 and later federal and state income tax returns that the payment to the escrow account under the terms of the MSA is a current expense. Additionally, the Company filed claims for refunds of taxes paid in prior years based upon the deductibility of these escrow payments. During 2002 and 2003, the Company received a total of $12.6 million in federal and state refunds relating to such claims. During 2004, the Company received an additional $1.4 million in state refunds relating to such claims. De minimis refunds were received in the nine months ended September 30, 2005.

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

The Company’s inability to improve operations or to raise funds in early 2007 could have a material adverse effect on its ability to meet its working capital needs and continue operations.

5. Inventories

Inventories consist of the following as of September 30, 2005:

Cigarettes – Finished Goods	$2,330,076
Cigarettes – Raw Materials	1,036,985
Smokeless Products – Finished Goods	188,628

Total Inventory	$3,555,689

6. Long-term debt:

Long-term debt consists of the following as of September 30, 2005:

Notes payable due B&W, collateralized by tobacco curing barns, tobacco leaf inventory, and intellectual property; non-interest bearing until 2006 payable via royalties earned, as defined through December 2005, thereafter payable in 96 monthly installments of approximately $208,000 with interest at prime plus 1%	$19,979,110

Note payable due B & W, converted from accounts payable, bearing interest at prime plus 1%, payable in monthly installments of $250,000 plus interest	5,711,744

25,690,854

Less current maturities	(4,873,044)

$20,817,810

The annual maturities of long-term debt, without regard to potential royalty reductions, are as follows:

Twelve months ending September 30,
2006	$4,873,044
2007	5,209,135
2008	2,497,392
2009	2,497,392
2010	2,497,392
Thereafter	8,116,499

Total notes payable and long term debt	$25,690,854

7. Capital lease obligations:

Capital lease obligations consist of obligations related to leases on tobacco curing barns. The agreements provide for total monthly payments of approximately $67,000 expiring through 2006 and are collateralized by the tobacco curing barns.

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

Common stock options and warrants issued, exercised and outstanding as of September 30, 2005 for the nine months then ended are as follows:

	Number	Weighted Average Exercise Price Per Share
Options
Options outstanding at December 31, 2004	5,316,500	2.60
Options issued	200,000	4.06
Options exercised	(460,517)	(1.77)
Options redeemed for cashless exercise	(86,483)	(2.03)

Options outstanding at September 30, 2005 (unaudited)	4,969,500 *	$2.71

*	145,000 options have been issued outside of the Plans.

	Number	Weighted Average Exercise Price Per Share
Warrants
Warrants outstanding at December 31, 2004	1,013,207	3.24
Warrants exercised	(1,900,000)	4.00
Warrants issued	5,500,000	4.65

Warrants outstanding at September 30, 2005 (unaudited)	4,613,207	$4.30

The following table summarizes information for options and warrants outstanding and exercisable at September 30, 2005.

				Exerciseable
	Options Outstanding			Weighted Avg.
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number	Exercise Price
$ 1.00-2.00	2,613,000	4.13 yrs.	$1.68	2,613,000	$1.68
2.01-3.00	741,500	3.75 yrs.	2.60	741,500	2.60
3.01-4.00	900,000	5.90 yrs.	3.90	900,000	3.90
4.01-5.00	575,000	8.08 yrs.	4.17	575,000	4.77
5.01-6.25	140,000	8.70 yrs.	5.35	140,000	5.35

$ 1.00-6.25	4,969,500	5.09 yrs.	$2.71	4,969,500	$2.71

				Exerciseable
	Warrants Outstanding			Weighted Avg.
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number	Exercise Price
$ 2.00-3.00	410,526	4.84 yrs.	$2.19	410,526	$2.19
4.01-5.00	4,202,681	0.86 yrs.	4.51	4,202,681	4.51

$ 2.00-5.00	4,613,207	1.21 yrs.	$4.30	4,613,207	$4.30

Weighted average grant date fair values are as follows for the nine months ended September 30, 2005:

	Number of Options/Warrants	Exercise Price	Grant date fair value
Options:	50,000	$3.95	$1.44
	100,000	$3.58	$1.02
	50,000	$5.12	$1.52

Warrants:	3,600,000	$5.00	$2.11
	1,900,000	$4.00	$0.74

The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2005
Expected life of options and warrants	9-12 months
Risk free interest rate	2.17-4.01%
Expected volatility	69.0 –93.0%
Expected dividend yield	0%

Total stock-based compensation (stock, stock options and warrants) cost recognized is as follows:

2005
Employee	$85,067
Non-employee consultants and directors	250,095

$335,162

9. Commitments and Contingencies:

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

On August 17, 2004, Star was informed that the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis. Judge Garbis over the next several months issued a series of orders concerning various aspects of the case. These orders set an initial trial date of January 24, 2005, permitted additional discovery of certain defenses raised by RJR and the filing of two additional Motions for Summary Judgment. Subsequently, the Court ordered that it would bifurcate RJR’s defense of inequitable conduct before the patent office and would have that defense tried before Judge Garbis beginning on January 31, 2005. That portion of the case was tried during the period January 31, 2005 to February 8, 2005. At the conclusion of the bench trial, the Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it rules on two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005. If the Court denies RJR’s inequitable conduct defense and the motions for summary judgment, then the Company expects that the remainder of the case will be set for a jury trial within a relatively short period of time thereafter. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit.

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

Overview

We experienced a substantial decrease in revenue and gross margins in the third quarter of 2005 compared to the third quarter of 2004, and had a net loss of approximately $9.5 million for the third quarter. A portion of this loss was attributable to the recent hurricane activity in the Gulf Coast, the impact of raising pricing in MSA state sales to limit the Company’s MSA escrow expense, and a wholesale program including significant programs to counter the impact of the hurricane activity. We continue to experience operating loses in our cigarette business and have had only de minimis sales of our low-TSNA smokeless tobacco products. Based on sales of discount cigarettes in October 2005, it is anticipated that sales in the fourth quarter and into 2006 will continue to be negatively impacted by the recent events in the Gulf Coast states and by continued pressure on the deep discount cigarette market in the four non-MSA states. The Company plans to undertake a number of steps to address the anticipated decline in cigarette volume, including limiting the amount of promotional spending for the remainder of this year and into 2006, consolidating and revamping the sales force in Texas and, to a lesser extent, in Florida and Minnesota, and the downsizing of the workforce at our Petersburg cigarette factory.

Our future prospects are dependent, in the near term, on a significant improvement in the expected performance of our discount cigarette business; and, in the longer term, on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and, in particular, on our ability to begin generating significant revenues through royalties on the patented tobacco curing process to which we are the exclusive licensee, including through success in our pending patent litigation against RJR.

The recurring losses generated by our operations continue to impose significant demands on our liquidity. In 2005, we have generated $25.6 million through Securities Purchase and Registration Rights Agreements and through exercise of warrants issued under those agreements. Also we have outstanding warrants that we have issued pursuant to the Securities Purchase Agreements for 1.7 million shares of common stock with an exercise price of $5.00 per share which expire in November 2005 and warrants for 1.9 million shares of stock with an exercise price of $4.00 per share which expire in June 2006. If all of the warrants are exercised prior to their expiration, this will generate an additional $16.1 million, although any decision to exercise the warrants is not within our control and will depend primarily on the performance of our stock price during the exercise periods. We had working capital of $14.0 million as of September 30, 2005 which reflects an increase of approximately $8.4 million compared to a working capital surplus of approximately $5.6 million as of December 31, 2004.

With the proceeds of the recent financings and improved margins in the cigarette business, we anticipate that we will have sufficient funds to support our operations into early 2007, notwithstanding a downturn in sales in the third quarter attributable, in part, to the recent Gulf Coast hurricanes and efforts to further limit sales in MSA states. Based on sales of discount cigarettes in October 2005, it is anticipated that sales in the fourth quarter and into 2006 will continue to be negatively impacted by the recent events in the Gulf Coast states and by continued pressure on the deep discount cigarette market in the four non-MSA states. The Company plans to undertake a number of steps to address the anticipated decline in cigarette volume, including limiting the amount of promotional spending for the remainder of this year and into 2006, consolidating and revamping its sales force in Texas and, to a lesser extent, in Florida and Minnesota, and the downsizing of the workforce at its Petersburg cigarette factory. However, absent the successful completion of our patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of our expected volume of cigarette sales, we expect that we would need to pursue additional sources of funds in early 2007. Depending upon market conditions and the price of our common stock, we may determine to seek additional funds before early 2007.

We began the trial of our patent infringement litigation in January 2005, and if we are successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment Motions, we expect to complete the trial of our patent infringement case within a relatively short period of time after the Court rules on the outstanding defense and Motions for Summary Judgment. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit. Also, we expect to continue to pursue opportunities for licensing our smokeless tobacco products and expanding our sales and marketing efforts, particularly if we obtain additional funds during 2005 or 2006 from the exercise of outstanding warrants. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Our inability to improve operations or to raise funds in early 2007 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

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

(2) the manufacturing, sales, marketing and development of very low-nitrosamine smokeless tobacco products that also carry enhanced warnings beyond those required by the Surgeon General, including ARIVA® compressed powdered tobacco cigalett® pieces and STONEWALL Hard Snuff®; and

(3) the manufacture and sale of discount cigarettes.

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

Over the last several years, we have expended significant effort and money on the development of our very low-TSNA tobacco and smokeless tobacco products, our patent infringement litigation against RJR, and our attempts to market our smokeless products. While smokeless tobacco sales were de minimis during the quarter and nine months ended September 30, 2005 and the year ended December 31, 2004, we will continue our efforts to develop and sell smokeless tobacco products and enter into licensing arrangements for such products.

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

Cigarette sales and associated gross profits continued to trend downward over the last several years, particularly when consideration is given to the Company’s MSA escrow requirements. In the third quarter of 2005, we experienced a net operating loss for the quarter and a significant decrease in truckload sales, which was attributable, in part, to the recent hurricane activity in the Gulf Coast where a significant portion of our cigarette business is located. In particular, our sales were adversely impacted by Hurricane Rita which came ashore near the end of the quarter at a location on the Texas/Louisiana coast where one of our largest distributors is located. As a result, there were no sales to that distributor in the last two weeks of the quarter. Also, increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have continued to impact on the sales of discount cigarettes. Moreover, there continues to be significant competition in the non-MSA states and pressures on the cigarette industry in general. Based on sales of discount cigarettes in October 2005, it is anticipated that sales in the fourth quarter and into 2006 will continue to be negatively impacted by the recent events in the Gulf Coast states and by continued pressure on the deep discount cigarette market in the four non-MSA states. The Company plans to undertake a number of steps to address the anticipated decline in cigarette volume, including limiting the amount of promotional spending for the remainder of this year and into 2006, consolidating and revamping the sales force in Texas and, to a lesser extent, in Florida and Minnesota, and the downsizing of the workforce at our Petersburg cigarette factory.

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

Smokeless Tobacco. Sales of our smokeless products continue to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at break-even levels. STONEWALL Hard Snuff® now represents a majority of our hard tobacco sales. We continue to seek to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts which, if successful, would likely contribute to consumer acceptance of our smokeless tobacco products. We do not expect to increase our financial efforts to broadly market smokeless products, or to significantly advance our research and development efforts, in the near term.

Licensing. We have an exclusive, worldwide license from Regent Court Technologies, LLC under twelve patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. We were issued a new patent relating to monoamine oxidase (MAO) inhibitors and uses thereof (Patent No. 6,929,811B2) on August 16, 2005. The StarCured® tobacco curing process, as discussed herein, involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. We continue to pursue means of collecting royalties with respect to this curing technology, including through arrangements described below and our patent infringement litigation against RJR.

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

Impact of the MSA. We continue to experience negative cash flows from operations, particularly when the significant escrow obligations arising under the MSA are taken into account. As of September 30, 2005, we have deposited into escrow a net amount of approximately $37.2 million for sales of cigarettes in MSA states during the period 1999-2004. We deposited a total amount for 2004 sales of approximately $3.9 million, of which $3.7 million was paid during 2005. Approximately $0.2 million in quarterly escrow payments for 2005 sales have also been paid to date. This compares to a net amount of approximately $6.2 million that we deposited in 2004 for 2003 sales. To minimize the impact of these MSA obligations on our liquidity, we have attempted to focus our cigarette sales primarily in the four non-MSA states, where we are not required to make deposits into escrow, and have enhanced our efforts to prevent our cigarettes intended for the non-MSA states from being diverted into MSA states. However, in the near term we must continue to make substantial MSA escrow deposits, but expect that these amounts will continue to decrease based on information which we have on direct sales in MSA states and the level of indirect sales by our customers to MSA states.

Recent Legislation Impacting Sales of Discount Cigarettes.

Over the last two years there have been significant increases in the regulatory burdens faced by our cigarette business. Minnesota, one of the four non-MSA states in which we increasingly have focused our sales of discount cigarettes, passed a statute which took effect on July 1, 2003, requiring distributors in the state to pay an additional $0.35 per-pack fee on cigarettes purchased from manufacturers like us that have not entered into a separate settlement with the state. Because the statute impacts on all non-participating manufacturers, its effect has tended to be uniform among these manufacturers. The statute has provided an advantage to Vector Group, whose subsidiary Liggett Group manufactures and sells several discount brands that compete with brands of non-participating manufacturers, including those sold by us. Vector had previously settled with the State of Minnesota, and after passage of the statute reached a separate agreement on payments that it would have to make each year under its prior settlement. Also, Minnesota in August 2005 increased its tax rate by $1.005 per pack, which consists of a $0.255 sales tax increase and a $0.75 health impact fee. The impact of the additional taxes has put further pressure on discount cigarettes since the new taxes are imposed on a per pack basis and replaced a prior tax that was calculated as a percentage of the wholesale price.

In each of the other three non-MSA states, bills were introduced in the 2004 legislative sessions that would have imposed an additional user fee on non-participating manufacturers at a rate of $0.40 to $0.50 per pack on cigarettes sold by companies that have not entered into separate settlement agreements with those states, but none of these bills were passed. Similar legislation had been introduced in Florida, Mississippi and Texas in 2005. None of these bills have been enacted as of this date and the Florida and Mississippi legislatures have adjourned for the year. In Texas, a special session of the legislature was convened in June to address school finance legislation that had not passed during the regular legislative session. This special session concluded with no bills being passed out of the legislature as did a subsequent thirty-day special session. The language in both the House and Senate bills to date have included an across-the-board increase in the state excise tax levied on all cigarettes, but no selective surcharge on cigarettes manufactured by NPMs. Currently, it is anticipated that a further special session could be convened within the next twelve months in Texas, once the Texas Supreme Court issue a ruling on a case dealing with the school finance issue. Passage of statutes in the non-MSA states that impose fees on manufacturers that have not previously settled with these states would be expected to impact on all such manufacturers equally, but would make discount cigarettes more expensive and, therefore, lessen the competitive price advantage they currently enjoy compared to generic and premium brand cigarettes.

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

On June 28, 2004, regulations went into effect in the State of New York requiring that cigarettes sold in that state meet certain fire safety standards. We decided it would not be economically feasible to develop a separate type of cigarette for sale in New York and have not attempted to become certified under the new regulations. As a result, we are not now selling cigarettes in New York and do not anticipate having sales of cigarettes in New York in the future. Bills relating to fire safety standards have been introduced in several other states and in Congress and California and Vermont have passed fire safety laws which become effective on January 1, 2007 and May 1, 2006, respectively. Because of our continued efforts to limit sales in the MSA states, and the expectation that such reduction will continue in the future, we do not expect that these or similar statutes if passed in the MSA states will have a material impact on our sales when such statutes go into effect. We will continue to monitor other fire safety legislative initiatives as they move forward and, as appropriate, reassess our decision not to develop a cigarette that complies with such regulations.

On February 10, 2005, the Department of Agriculture issued regulations implementing the “buyout” payment program in connection with the termination of the federal tobacco quota program pursuant to the Fair and Equitable Tobacco Reform Act of 2004. Under the statute, the $10 billion buyout will be paid for by all tobacco manufacturers over a ten-year period based on each company’s percentage of sales. The apportionment of responsibility for payments to quota holders will be 96% to cigarette manufacturers, with the remaining 4% divided among other tobacco product manufacturers, based on market share. Under the regulations, the assessment will be made quarterly beginning January 1, 2005. The first quarterly payment was to have been due on March 31, 2005 based on sales levels during the last quarter of 2004, but that payment was delayed until June 30, 2005 due to difficulty in implementing the program. On July 1, 2005 we made a combined payment of approximately $2.3 million to cover our buyout obligation for the first two quarters of 2005 and in September made a payment of $1.1 million for the third quarter of 2005. Payments in the future will be due each quarter based on market share calculations derived from sales in the immediately preceding quarter. The quarterly payments will continue to be approximately $0.50 per carton based on sales in the prior quarter. Thus, given our decreased volume of sales in the third quarter, the buyout payment in the fourth quarter should be significantly less than that paid in each of the prior quarters during 2005. All of the major tobacco companies, as well as Star, have increased prices to cover the cost of the buyout by approximately $0.50 for each carton of cigarettes sold effective January 1, 2005 and a comparable amount for smokeless products. It is likely to take more than one year to assess the effect the buyout may have on tobacco cultivation and sales, although the elimination of price supports and limits on tobacco cultivation is expected to result in lower prices for domestically grown tobacco leaf which could, in turn, result in a further reduction of the cost of tobacco used in the Company’s cigarettes.

As part of the buyout program, the USDA in August 2005 assessed a separate charge of $287 million for Commodity Credit Corporation tobacco loan losses and $4.5 million in administrative fees on an industry wide basis. The Company’s portion of that assessment is $1.1 million, which the USDA is permitting the Company to pay over six quarters in installments of approximately $190,000 per quarter. Because the USDA assessed this amount in the third quarter, the Company has expensed the full amount this quarter notwithstanding that payments will be spread over the next six quarters. Under the buyout program, USDA in the future could assess up to approximately $250 Million in additional loan loss costs or administrative fees during the ten year life of the buyout program. At this point it is unknown when, or if, any such assessments will be made in the future.

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

Trial in this case commenced on January 31, 2005 before the Court on RJR’s defense of inequitable conduct before the patent office. At the conclusion of the bench trial of this portion of the case, the Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it rules on two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005. If the Court denies RJR’s inequitable conduct defense and the Motions for Summary Judgment, then we expect that the remainder of the case will be set for a jury trial within a relatively short period of time thereafter. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit.

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

Results of Operations

The Company’s unaudited condensed consolidated results for the periods ended September 30, 2005 and 2004 are summarized in the following table:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2005	2004	2005	2004
Net sales	$8,123,307	$16,642,139	$40,697,438	$49,242,968
Cost of goods sold	2,494,246	3,471,287	10,212,550	11,857,968
Federal excise tax	4,880,100	8,557,656	20,817,703	27,212,245
Department of Agriculture Tobacco Buyout Program Assessment	2,089,243	—	4,377,859	—

Gross profit (loss)	(1,340,282)	4,613,196	5,289,326	10,172,755

Total operating expenses	8,500,240	9,099,797	20,308,859	22,037,524

Operating loss	(9,840,522)	(4,486,601)	(15,019,533)	(11,864,769)

Net loss	$(9,531,092)	$(4,956,113)	$(19,497,850)	$(11,778,134)

Basic:
Loss per common share	$(0. 13)	$(0.08)	$(0.27)	$(0.19)
Diluted:
Loss per common share	$(0.13)	$(0.08)	$(0.27)	$(0.19)
Weighted average shares outstanding	73,659,767	61,686,600	72,403,949	60,745,125

Diluted weighted average shares outstanding	73,659,767	61,686,600	72,403,949	60,745,125

Third Quarter 2005 Compared with Third Quarter 2004

Net Sales. During the third quarter of 2005, the Company’s cigarette sales decreased by 51.2% or approximately $8.5 million to approximately $8.1 million compared to approximately $16.6 million during the third quarter of 2004. During the quarter cigarette volume decreased by approximately 43.4% to approximately 250 million cigarettes from approximately 442 million cigarettes in the third quarter of 2004. The decrease in the number of cigarettes sold reflects the Company’s efforts to continue to operate in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota, increased efforts to limit sales in MSA states, the decision in 2004 to increase price to improve margin on cigarette sales and the impact of the recent hurricanes on the Gulf Coast where a substantial portion of the Company’s business is located. The average sales price per carton decreased approximately 14.7% from approximately $7.56 per carton during the third quarter of 2004 to approximately $6.45 per carton during the third quarter of 2005, notwithstanding an approximately $0.50 per carton increase in 2005 to cover the cost of the recent tobacco farmer buyout legislation. A significant portion of the decline was attributable to a $2.0 million charge against revenues for promotional programs, including significant programs to counter the impact of the Gulf Coast hurricanes.

Cigarette shipments in the third quarter of 2005 totaled approximately 36.7 truckloads. This compares to approximately 63.9 truckloads in the third quarter of 2004. Gross margin decreased approximately $6.0 million to a loss of approximately $(1.3) million during the third quarter of 2005 versus approximately $4.6 million in the third quarter of 2004. This was primarily due to the substantially lower volume of sales in the third quarter of 2005 and the lower effective sale price per carton.

As previously noted, the Company’s shipments of cigarettes decreased approximately 43.4% compared to the third quarter of 2004 and cigarette sales have continued to generally trend downward over the last several years. Increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have continued to impact on the sales of discount cigarettes. The decrease in truckload sales in the third quarter was attributable, in part, to the impact of the recent hurricanes in the Gulf Coast and, particularly, Hurricane Rita which came ashore near the end of the quarter at a location on the Texas/Louisiana Coast where one of the Company’s largest distributors is located. As a result, there were no sales to that distributor during the last two weeks of the quarter. Mississippi was impacted as well, though to a lesser degree by the recent hurricanes. Additionally, an increase in the effective cigarette tax in Minnesota for non-MSA cigarettes decreased our sales in that state, and the Company, in an effort to offset its MSA escrow costs, raised the price for cigarettes sold in the MSA states, which had the effect of decreasing our sales in those states. Based on sales of discount cigarettes in October 2005, it is anticipated that sales in the fourth quarter and into 2006 will continue to be negatively impacted by the recent events in the Gulf Coast states and by continued pressure on the deep discount cigarette market in the four non-MSA states. The Company plans to undertake a number of steps to address the anticipated decline in cigarette volume, including limiting the amount of promotional spending for the remainder of this year and into 2006, consolidating and revamping its sales force in Texas and, to a lesser extent, in Florida and Minnesota, and the downsizing of the workforce at its Petersburg cigarette factory.

During the third quarter of 2005, Star continued to market two very low-TSNA smokeless tobacco products – ARIVA® and STONEWALL Hard Snuff®. The sales of smokeless products was comparable in both the third quarter of 2004 and the third quarter of 2005 at approximately $0.1 million. The sales of smokeless tobacco products continues to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at breakeven levels. As of the middle of 2004, STONEWALL Hard Snuff® had been introduced into approximately 7,000 locations and that number has remained fairly constant since that time. STONEWALL Hard Snuff® now represents a majority of Star’s hard tobacco sales.

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

Beginning in 2002, ARIVA® was broadly distributed in retail outlets throughout the United States. Based on the continued, de minimis sales of ARIVA® and the passage of time from the initial placement of the product, management believes the number of locations actively selling ARIVA® as of the end of the third quarter of 2005 continues to be less than 5,000 stores.

During the third quarter of 2005, the Company did not earn any royalties on low-TSNA tobacco or tobacco products.

Gross Profits. Gross profit decreased approximately $6.0 million in the third quarter of 2005 to a loss of approximately $(1.3) million from approximately $4.6 million in the third quarter of 2004. The decrease was due to the substantially lower volume for the Company’s cigarette products. Also, the average sales price per carton decreased approximately 14.7% from approximately $7.56 per carton during the third quarter of 2004 to approximately $6.45 per carton during the third quarter of 2005, notwithstanding an approximately $0.50 per carton increase in 2005 to cover the cost of the recent tobacco farmer buyout legislation. A significant portion of the decrease was attributable to an approximately $2.0 million of promotional programs, including significant programs to counter the impact of the Gulf Coast hurricanes which was taken against carton pricing for the third quarter of 2005 as opposed to approximately $0.4 million in promotional programs during the third quarter of 2004 that were included as part of marketing and distribution costs. The Federal excise taxes have remained constant at $3.90 per carton for both periods. However, there was an increased cost of approximately $.50 per carton for the tobacco farmer buyout legislation which began in 2005. In addition to the $0.50 per carton charge, the USDA in August 2005 assessed the Company a charge of $1.1 million for its portion of the Commodity Credit Corporation loan losses on tobacco and administrative costs. The USDA is permitting the Company to pay this amount over six quarters in installments of approximately $190,000 per quarter, but because USDA assessed this amount in the third quarter of 2005, the Company has expensed the full amount this quarter notwithstanding that payments will be spread over the next six quarters.

For discount cigarette sales during the third quarter of 2005, the Company’s cost-of-goods sold increased to approximately $2.37 per carton, compared with an average cost of approximately $1.55 per carton during the third quarter of 2004. The primary reason for this increase was the substantially lower volume of sales during the third quarter of 2005 which caused fixed overhead to be expensed over a much smaller number of units produced.

Consistent with the practice over the last few quarters, during the third quarter of 2005, excess production costs for the Company’s ARIVA® and STONEWALL Hard Snuff® manufacturing lines were recognized as general and administrative expenses. Due to the underutilization of the packaging equipment for smokeless products, the Company’s gross profit for smokeless products was zero during both periods when sales were netted against the cost of manufacturing.

Total Operating Expenses. Total operating expenses decreased in the third quarter of 2005 by approximately $0.6 million or 6.6% to approximately $8.5 million compared with approximately $9.1 million in the third quarter of 2004. Marketing and distribution costs decreased by approximately $0.2 million due primarily to reduced commissions. General and administrative costs decreased by approximately $1.6 million or 32.4% to approximately $3.2 million compared with approximately $4.8 million in the third quarter of 2004 primarily due to a one-time non-cash charge of $0.9 million in the third quarter of 2004 for the award of 450,000 options to the Company’s independent Board members, and $0.2 million non-cash cost for the reduction of the strike price of the Manchester warrants. There was also a reduction in legal costs of approximately $1.1 million, which during the third quarter of 2005 were approximately $0.3 million compared with approximately $1.4 million during the third quarter of 2004. During both periods, legal costs related principally to the patent infringement lawsuit against RJR. The Company anticipates general and administrative costs of approximately $1 million in connection with the completion of the trial portion of its patent infringement litigation. This would be in addition to any appeal cost, if an appeal were required. Deprecation costs decreased by approximately $0.9 million during the third quarter of

2005 compared with the third quarter of 2004 primarily due to the reduced amount of tobacco cured in the StarCured™ tobacco curing barns. During the third quarter of 2005, the Company wrote-down the value of the tobacco curing barns by approximately $2.1 million to their current market value. Research and development costs have remained approximately at the same de minimis levels in both periods. The Company expects to maintain spending on research at a de minimis level, while it continues to concentrate on the preparation for the ongoing trial of its patent infringement litigation.

Marketing and Distribution Expenses. Marketing and Distribution expenses totaled approximately $2.1 million for the third quarter of 2005, a decrease of approximately $0.2 million or 8.6% over the expense of approximately $2.3 million in the third quarter of 2004. This decrease was primarily due to approximately $0.2 million of reduced commissions commensurate with lower sales volumes.

General and Administrative Expenses. General and Administrative expenses totaled approximately $3.2 million for the third quarter of 2005, a decrease of approximately $1.6 million or 32.4% compared with approximately $4.8 million for the third quarter of 2004. During the third quarter of 2005, legal costs were approximately $0.3 million compared with approximately $1.4 million of legal expenses during the third quarter of 2004. The majority of the legal costs during both periods were incurred in connection with the Company’s litigation against R.J. Reynolds for patent infringement in the United States District Court for the District of Maryland. However, the costs in 2004 were more significant since they reflected costs associated with the preparation of the initial bench trial portion of the Company’s patent infringement case which took place during the period January 31 to February 8, 2005. Once a trial date is set for the remainder of the patent infringement suit, the Company anticipates that the additional expense related to the jury portion of the trial will be approximately $1 million. This would be in addition to any appeal cost, if an appeal were required.

The higher general and administrative expense during 2004 was also due, in part, to the one-time non-cash charge of $0.9 million for the issuance of 450,000 options to the Company’s independent Board members, and $0.2 million non-cash cost for the reduction of the strike price of the Manchester warrants from $4.76 to $4.00 in return for the elimination of the redemption right with respect to Manchester’s convertible debenture.

Depreciation. Depreciation expense decreased by approximately $0.9 million during the third quarter of 2005 compared with the third quarter of 2004 primarily due to the reduced amount of tobacco cured in the StarCured™ tobacco curing barns. The tobacco curing barns are depreciated during the third and fourth quarters of each year when they are used to cure tobacco. In 2005, the amount of tobacco cured in the StarCured™ tobacco curing barns decreased significantly, as a result of the lifting of controls on the production of tobacco and the elimination of price supports under the tobacco buyout legislation that went into effect this year. Depreciation costs also decreased since depreciation is calculated based on a units of production method. During the third quarter of 2005, the Company wrote-down the value of its tobacco curing barns by approximately $2.1 million to reflect the current market value of the barns.

Research and Development Expenses. There were de minimis research and development costs during the third quarter of 2005 and no costs during the third quarter of 2004. Consistent with its efforts to cut costs, the Company deferred certain research projects in the last half of 2003, 2004 and 2005. The Company expects to maintain its spending on research at a de minimis level, while it continues to concentrate on the preparation for the ongoing trial of its patent infringement litigation. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred as a result of its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. The Company hopes to renew its research and development efforts in 2006, subject to the availability of funds.

Impairment loss on the tobacco curing barns. During the third quarter of 2005, the Company wrote-down the value of the tobacco curing barns by approximately $2.1 million to their current appraised market value.

Interest Expense. The Company had interest expense of approximately $0.1 million and interest income of approximately $0.4 million in the third quarter of 2005. This compares to interest expense of approximately $0.6 million and interest income of approximately $0.1 million in the third quarter of 2004. The higher interest expense in the third quarter of 2004 resulted primarily from interest charges on the $4.5 million borrowed from the Company’s CEO, interest on the Manchester Securities debenture and interest on the B&W restructured account payables. During the third quarter of 2005, neither the CEO loan nor the $9 million of convertible debt were outstanding since the CEO loan had been repaid during

2004 and the $9 million of convertible debt had been converted to equity in January 2005. The higher interest income during the third quarter of 2005 was due to higher cash balances as well as increased interest income from the Company’s MSA escrow fund. The Company receives for its own account the current interest on the amounts in escrow.

Income Tax Benefit. The Company had no income tax benefit for either the third quarter of 2005 or the third quarter of 2004 due to a valuation allowance.

Net Loss. The Company had a net loss of approximately $9.5 million for third quarter 2005 compared with a net loss of approximately $5.0 million reported in the comparable 2004 period. The net loss in 2005 was due primarily to the substantially lower sales volume and lower sales price, the $1.1 million assessment by the USDA under the tobacco buyout program which is being paid over six quarters (including the first payment made during the third quarter of 2005), and the $2.1 million write-down of the Company’s tobacco curing barns.

In the third quarter 2005, the Company had basic and diluted loss per share of $(0.13) compared to a basic and diluted loss per share of $(0.08) in the same period in 2004.

First Nine Months of 2005 Compared with First Nine Months of 2004

Net Sales. During the first nine months of 2005, the Company’s cigarette sales decreased approximately $8.5 million or 17.4% to $40.7 million from $49.2 million for the first nine months of 2004, reflecting lower volume partially offset by higher pricing on cigarette sales. The number of cigarettes sold declined, in the first nine months of 2005 compared with the first nine months of 2004 primarily due to operating in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota, efforts to limit sales in MSA states and, in the third quarter, the impact of the recent hurricanes in the Gulf Coast. The Company sold approximately 1.0 billion cigarettes during the first nine months of 2005, compared with sales of approximately 1.4 billion cigarettes during the first nine months of 2004, representing a decrease of approximately 29%. The decline in unit sales was offset by the approximate 8.3% increase in sales price charged by the Company for its cigarettes, from approximately $6.97 per carton during the first nine months of 2004 to $7.55 during the first nine months of 2005. The increase in sales price was achieved despite approximately $3.0 million of retail promotion programs which were in effect during the first nine months of 2005 compared with the programs in effect during the first nine months of 2004. At the same time, the cost of cigarettes sold increased approximately 10.3% from a blended average of approximately $1.55 per carton during the first nine months of 2004 to $1.71 per carton during the first nine months of 2005. However, the cost increases were also offset by the higher per carton sales price.

During the first nine months of 2005 and 2004, the Company’s net sales for ARIVA® and STONEWALL Hard Snuff® were comparable.

Beginning in 2002, ARIVA® was broadly distributed in retail outlets throughout the United States. Based on the continued de minimis sales of ARIVA® and the passage of time from the initial placement of the product, management believes the number of locations actively carrying ARIVA® as of the end of the third quarter of 2005 is less than 5,000 stores. By the beginning of the third quarter of 2004, STONEWALL Hard Snuff® had been introduced into approximately 7,000 locations and that number has remained fairly constant since that time.

During the first nine months of 2005, the Company did not earn any royalties on low-TSNA tobacco or tobacco products.

Gross Profits. Gross profit decreased approximately $4.9 million or approximately 48.0% in the first nine months of 2005 to $5.3 million from $10.2 million in the first nine months of 2004. The decrease was due primarily to lower sales volumes during the first nine months of 2005 and higher cost-of-goods sold, offset partially by an increase in the price per carton. Federal excise tax remained at $3.90 per carton for during both 2005 and 2004. During the first nine months of 2005, there was an approximately $0.50 per carton increase to cover the cost of the recent tobacco farmer buyout legislation. In addition to the $0.50 per carton charge, the USDA in August 2005 assessed the Company a charge of $1.1 million for its portion of the Commodity Credit Corporation loan losses on tobacco and administrative costs. The USDA is permitting the Company to pay this amount over six quarters in installments of approximately $190,000 per quarter, but because USDA assessed this amount in the third quarter of 2005, the Company has expensed the full amount this quarter notwithstanding that payments will be spread over the next six quarters.

For discount cigarette sales during the first nine months of 2005, the Company increased its average cost-of-goods sold by approximately 10.3%, to a blended average of approximately $1.71 per carton, compared with a blended average cost of $1.55 per carton during the first nine months of 2004. This reflected both increases in manufacturing costs and the impact of lower volumes.

Consistent with the practice over the last few quarters, during the first nine months of 2005, excess production costs for the Company’s ARIVA® and STONEWALL Hard Snuff® manufacturing lines were recognized as general and administrative expenses. Due to the under-utilization of the packaging equipment for smokeless products, the Company’s gross profit for smokeless products was zero during both periods.

Total Operating Expenses. Total operating expenses decreased by approximately $1.7 million or 7.8% to approximately $20.3 million for the first nine months of 2005 from approximately $22.0 million for the first nine months of 2004. Marketing and distribution costs decreased by approximately $0.8 million, to approximately $6.5 million during the first nine months of 2005 compared with $7.3 million in the first nine months of 2004. General and administrative costs have decreased by approximately $1.7 million to approximately $10.3 million in the first nine months of 2005 from $12.0 million in the first nine months of 2004. This decrease was primarily due to a one-time non-cash charge of $0.9 million in the third quarter of 2004 for the award of 450,000 options to the Company’s independent Board members, and $0.2 million non-cash cost for the reduction of the strike price of the Manchester warrants. Depreciation costs decreased by approximately $1.4 million to approximately $1.4 million during the first nine months of 2005 compared with approximately $2.8 million in the first nine months of 2004. Because the amount of tobacco cured in the StarCured™ tobacco curing barns decreased significantly from 2004 to 2005, this resulted in a corresponding decrease in the depreciation charge, given the fact that depreciation is calculated based on a units of production method. During the third quarter of 2005, the Company wrote-down the value of its tobacco curing barns by approximately $2.1 million to their current market value. Research and development costs rose to $0.1 million during the first nine months of 2005 compared with de minimis costs in the first nine months of 2004. The Company expects to maintain spending on research at a de minimis level, while it continues to concentrate on the preparation for the ongoing trial of its patent infringement litigation.

Marketing and Distribution Expenses. Marketing and Distribution expenses totaled approximately $6.5 million for the first nine months of 2005, a decrease of approximately $0.8 million compared with the expense of approximately $7.3 million in the first nine months of 2004. This decrease was due to lower freight and lower commission expenses of approximately $0.3 million, both directly related to lower shipments.

General and Administrative Expenses. General and Administrative expenses decreased by approximately $1.7 million or 14.0% to approximately $10.3 million for the first nine months of 2005, compared with $12.0 million during the first nine months of 2004. This decrease was primarily due to a one-time non-cash charge of $0.9 million in the third quarter of 2004 for the award of 450,000 options to the Company’s independent Board members, and $0.2 million non-cash cost for the reduction of the strike price of the Manchester warrants. During the first nine months of 2005, legal costs decreased approximately $1.4 million to approximately $2.4 million compared with approximately $3.8 million of legal expenses during the first nine months of 2004. The majority of the legal costs during both periods were incurred in connection with the Company’s litigation against R.J. Reynolds for patent infringement in the United States District Court for the District of Maryland. However, the costs in 2004 were more significant since they reflected costs associated with the preparation of the initial bench trial portion of the Company’s patent infringement case which took place during the period January 31 to February 8, 2005. Once a trial date is set for the remainder of its patent infringement suit, the Company anticipates that the additional expense related to the jury portion of the trial will be approximately $1 million. This would be in addition to any appeal cost, if an appeal were required.

Depreciation. Depreciation expense decreased by approximately $1.4 million to $1.4 million for the first nine months of 2005, compared with $2.8 million in the first nine months of 2004. During 2004, there was a one-time adjustment of approximately $0.5 million in the useful life of certain fixed assets at the Chase City and Chester, Virginia locations during the first quarter of 2004 and an increase of $0.6 million in the third quarter of 2004. The tobacco curing barns are depreciated during the third and fourth quarters of each year, and this is the primary depreciation expense during the quarter. In 2005, the amount of tobacco cured in the StarCured™ tobacco curing barns decreased significantly, as a result of the lifting of controls on the production of tobacco and the elimination of price supports under the tobacco buyout legislation that went into effect this year. Depreciation costs also decreased since depreciation is calculated based on a units of production method. During the third quarter of 2005, the Company wrote-down the value of its tobacco curing barns by approximately $2.1 million to reflect the current market value of the barns.

Research and Development Expenses. There were $0.1 million of research and development costs during the first nine months of 2005 compared with de minimis costs during the first nine months of 2004. Consistent with its efforts to cut costs, the Company deferred certain research projects in the last half of 2003, 2004 and 2005. The Company expects to maintain its spending on research at a de minimis level, while it continues to concentrate on the preparation for the ongoing trial of its patent infringement litigation. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred as a result of its lack of available working capital, the

Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. The Company hopes to renew its research and development efforts in 2006, subject to the availability of funds.

Impairment of the loss on tobacco curing barns. During the third quarter of 2005, the Company wrote-down the value of the tobacco curing barns by approximately $2.1 million to their market value.

Interest Expense. The Company had interest expense of approximately $0.5 million and interest income of approximately $1.0 million in the first nine months of 2005. This compares to interest expense of approximately $2.0 million and interest income of approximately $0.2 million in the first nine months of 2004. The higher interest expense in the first nine months of 2004 resulted primarily from interest charges on the $4.5 million borrowed from the Company’s CEO, interest on the Manchester Securities debenture and interest on the B&W restructured account payable. This interest expense was partially offset by interest income generated by the Company’s MSA escrow fund; however, the interest rates are very low due to the conservative investment options permitted by the escrow agreements. The lower interest expense during the first nine months of 2005 was attributable to the fact the CEO loan was not outstanding as it had been repaid during 2004, and that the $9 million of convertible debt had been converted to equity in January 2005. The higher interest income during the first nine months of 2005 is due to higher cash balances, as well as increased income from the Company’s MSA escrow fund. The Company receives for its own account the current interest on the amounts in escrow.

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

Write-off of Note Receivable, Officer. On July 27, 2005, the Company’s President and COO tendered to the Company a payment of $300,000 as full satisfaction of a nonrecourse and unsecured $2 million promissory note issued to the Company in 1999. The COO issued the note in 1999 to purchase two million shares of the Company’s common stock. Under its terms, the $2 million promissory note was nonrecourse as to accrued interest and 85% of the principal amount of the note, and reflected an inducement to the COO to join the Company and resign his senior partnership with a national law firm. In connection with the payment by the COO, the Company has incurred an expense of $1.8 million due to the write-off of $1.7 million of the note receivable due and approximately $0.1 million of accrued interest. As a result of the payment, the Company incurred a non-cash charge in the second quarter and recorded a reduction of $300,000 in officers’ notes receivable in this quarter to reflect the cash payment on July 27, 2005.

Income Tax Benefit. The Company had no income tax benefit for the first nine months of 2005 compared to an income tax benefit of $1.8 million for the first nine months of 2004. The tax benefit in 2004 was directly attributable to the losses experienced in that period. In 2005 there was no tax benefit due to a valuation allowance.

Net Loss. The Company had a net loss of $19.5 million for the first nine months of 2005 compared with a net loss of $11.8 million reported in the comparable 2004 period. The increased net loss in 2005 primarily reflects the impact of higher operating expenses, the decrease in sales in the first nine months, the write-off of the officer’s note receivable in the second quarter, the $3.4 million charge during the first quarter of 2005 for the conversion of approximately $9 million of debt to equity, the $1.1 million assessment by the USDA under the tobacco buyout program, and the write-down of the tobacco curing barns by approximately $2.1 million during the third quarter of 2005. Finally, there was no tax benefit due to a valuation analysis during the first nine months of 2005 compared to a $1.8 million tax benefit during the comparable period in 2004.

In the first nine months of 2005, the Company had a basic and diluted loss per share of $(0.27) compared to a basic and diluted loss per share of $(0.19) in the same period in 2004.

Liquidity and Capital Resources

Overview

As of September 30, 2005, we had a working capital surplus of approximately $14.0 million, which reflected, in part, the fact that during the third quarter of 2005 we raised $7.6 million through the sale of shares of common stock. Future cash needs over the near term include:

•	litigation costs in connection with the trial portion of our patent infringement case against RJR, the first part of which was tried from January 31 to February 8, 2005. We expect the expense for the remaining portion of the trial to be approximately $1 million. This would be in addition to any appeal cost, if an appeal were required.

•	monthly payments of approximately $300,000 to B&W for combined principal and interest on restructured accounts payable, which was approximately $8.1 million as of January 1, 2005 and $5.7 million as of September 30, 2005. Beginning in January 2006, we will also make combined principal and interest payments of approximately $300,000 per month in connection with the long-term tobacco curing barn debt due B&W;

•	monthly payments of approximately $170,000 for operating and capital leases;

•	quarterly payments of approximately $0.50 per carton under the tobacco quota buyout program which, as noted above, are being offset by increased prices that went into effect on January 1, 2005 and a separate assessment of approximately $1.1 million that is being expensed this quarter but paid over the next six quarters in the amount of approximately $190,000 each quarter; and

•	funding of other aspects of our current operations in light of continued operating losses.

In addition, certain contingencies exist that could require the Company to make significant cash payments, including challenging the Virginia Department of Taxation’s sale and use tax assessment of $988,564 with respect to our curing barns. An administrative proceeding relating to this challenge may be concluded in late 2005 or 2006.

With the proceeds of the recent financings, we anticipate that we will have sufficient funds to support our operations into early 2007, notwithstanding a substantial downturn in sales in the third quarter attributable, in part, to the recent Gulf Coast hurricanes at the end of the quarter when a substantial amount of our sales take place. Based on sales of discount cigarettes in October 2005, it is anticipated that sales in the fourth quarter and into 2006 will continue to be negatively impacted by the recent events in the Gulf Coast states and by continued pressure on the deep discount cigarette market in the four non-MSA states. The Company plans to undertake a number of steps to address the anticipated decline in cigarette volume, including limiting the amount of promotional spending for the remainder of this year and into 2006, consolidating and revamping the sales force in Texas and, to a lesser extent, in Florida and Minnesota, and the downsizing of the workforce at our Petersburg cigarette factory. However, absent the successful completion of our patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the expected volume of sales of cigarettes, we expect that we would need to pursue additional sources of funds in early 2007. Depending upon market conditions and the price of our common stock, we may determine to seek additional funds before early 2007.

We began the trial of our patent infringement litigation in January 2005, and if we are successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment Motions, we expect to complete the trial of our patent infringement case within a relatively short period of time after the Court rules on the outstanding defense and motions for summary judgment. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit. Also, we expect to continue to pursue opportunities for licensing our smokeless tobacco products and expanding our sales and marketing efforts, particularly if we obtain additional funds during 2005 or 2006 from the exercise of outstanding warrants. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Summary of Balances and Recent Sources and Uses

As of September 30, 2005, we had working capital of approximately $14.0 million, approximately $15.3 million in cash and cash equivalents and approximately $6.9 million of accounts receivable, compared to a working capital surplus of approximately $5.6 million, approximately $7.7 million in cash and cash equivalents, and approximately $7.5 million in accounts receivable, as of December 31, 2004.

Net Cash Provided By (Used In) Operating Activities. During the first nine months of 2005 approximately $11.2 million of cash was used in operating activities compared to approximately $8.8 million of cash used by operating activities during the first nine months of 2004. The change in the net cash flows from operations reflect the increased operating losses of approximately $19.5 million for the nine months ended September 30, 2005 as compared approximately $11.8 million for the first nine months of 2004. During the first nine months of 2005, there was a loss on the conversion of long-term debt of approximately $3.4 million, a loss on the write-down of the tobacco curing barns of approximately $2.1 million and the write-off of a note receivable to an officer of approximately $1.8 million.

Net Cash Provided By (Used In) Financing Activities. In the first nine months of 2005, approximately $22.5 million was generated by financing activities versus approximately $33.3 million in the first nine months of 2004. This reflected approximately $26.2 million in proceeds from stock issuance during the first nine months of 2005 compared to $9 million of proceeds from convertible debt and $25 million in proceeds from a stock issuance in the first nine months of 2004. During the first nine months of 2005, approximately $3.9 million was used to make payments on notes payable and capital leases while $4.7 million was used for similar purposes during the first nine months of 2004.

Net Cash Provided by (Used In) Investing Activities. During the first nine months of 2005, approximately $0.1 million of cash was generated by investing activities compared with approximately $0.5 million generated during the first nine months of 2004. During the first nine months of 2005, approximately $0.1 million of cash was generated by the release of deposits. During the first nine months of 2004, $0.3 million was generated from the proceeds from the sale of property and equipment, while $0.2 million of cash was generated by the release of a deposit.

Net Cash Used in MSA Escrow Payments. As of September 30, 2005, we had deposited a total of approximately $3.9 million into escrow for our MSA escrow obligation for 2004 sales, of which $3.7 million was deposited during 2005, versus a net amount of approximately $6.2 million for 2003. Also, we deposited approximately $0.2 million in 2005 for quarterly escrow payments for 2005 sales. The lower amount deposited for 2004 sales was a direct result of decreased sales in MSA states and continued declines in overall cigarette sales.

Cash Demands on Operations

We continue to experience operating losses which if not reversed will continue to negatively impact on our working capital. For the third quarter of 2005, sales of our discount cigarettes totaled approximately $8.1 million, a decrease of approximately $8.5 million or 51.2%, from approximately $16.6 million during the third quarter 2004. Although our truckload sales decreased substantially compared to the third quarter of 2004, our prices increased by approximately 8.3% from $6.97 in the first nine months of 2004 compared with $7.55 in the first nine months of 2005. This increase in part, reflected the cost of the recent tobacco farmer buyout legislation which is approximately $0.50 per carton. Sales of our smokeless products continue to be de minimis. We experienced a net operating loss for the quarter as a result of the material decrease in cigarette sales, increased promotional cost, an additional assessment by the USDA under the tobacco buyout program and a write-down of our tobacco curing barns to current market value. Based on sales of discount cigarettes in October 2005, it is anticipated that sales in the fourth quarter and into 2006 will continue to be negatively impacted by the recent events in the Gulf Coast states and by continued pressure on the deep discount cigarette market in the four non-MSA states. The Company plans to undertake a number of steps to address the anticipated decline in cigarette volume, including limiting the amount of promotional spending for the remainder of this year and into 2006, consolidating and revamping the sales force in Texas and, to a lesser extent, in Florida and Minnesota, and the downsizing of the workforce at our Petersburg cigarette factory. Our net working capital and results of operations do not reflect our obligation to make MSA escrow deposits for 2005 sales, which we must make in April 2006 or in quarterly payments in certain states in 2005. Depending upon market conditions and the price of our common stock, we may determine to seek additional funds before early 2007.

We have spent a significant amount of money in connection with the development and protection of our intellectual property portfolio, principally in connection with our patent infringement litigation against RJR. We recognize that in order to protect and defend our intellectual property, additional capital will need to be spent in connection with our ongoing patent litigation matters.

Our inability to improve operations or to raise funds in early 2007 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

Debt Repayment Obligations, Contingent Liabilities and Cash Demands

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

In addition, as of December 31, 2004, we had an obligation of $8,184,875 payable to B&W as a result of restructured accounts payable. The principal payments on this obligation were deferred until January 2005. Beginning in January 2005 that debt is being repaid through monthly principal payments of $250,000, plus interest at prime plus 1% on the outstanding balance. The balance of principal outstanding as of September 30, 2005 was approximately $5.7 million.

Under the Other Low TSNA Tobacco Agreement that was entered into with B&W in April 2001, B&W is obligated to pay royalties to us on its purchases of StarCured® tobacco and other low-TSNA tobacco once a royalty rate is established with one of the other three largest tobacco manufacturers. In the second quarter of 2004, we entered into an agreement with another tobacco manufacturer for the licensing of low-TSNA hard tobacco. We do not anticipate receiving any royalties under that agreement for the foreseeable future. To enable us to pursue this agreement, we granted B&W a three month extension of the date on which it would begin once again to pay royalties under the April 25, 2001 Other Low TSNA Tobacco Royalty Agreement, once a royalty rate is established with one of the other three largest tobacco manufacturers.

Master Settlement Agreement. The MSA escrow deposit for 2005 sales is due on or before April 15, 2006, except for any quarterly payments required in a number of the MSA states. In 2004, our sales of cigarette decreased approximately 9% from 2.0 billion units to 1.8 billion units, and we sought to focus our sales in the four non-MSA states where we are not obligated to make escrow payments. Notwithstanding these facts, we have continued to make some sales to customers in MSA states and have had escrow obligations for indirect sales made by our direct customers. We deposited a total amount into escrow for 2004 sales of approximately $3.9 million, of which approximately $3.7 million was deposited during 2005, compared to a net amount of approximately $6.2 million in 2004 for 2003 sales. Also, we have deposited approximately $0.2 million in 2005 to satisfy quarterly escrow obligations for 2005 sales. Currently, we have approximately $37.2 million in escrow. To minimize the impact of these MSA obligations on our liquidity, we have attempted to focus our cigarette sales primarily in the four non-MSA states and have enhanced our efforts to prevent our cigarettes intended for the non-MSA states from being diverted into MSA states. However, in the near term we must continue to make substantial MSA escrow deposits, but expect that these amounts will continue to decrease based on information which we have on direct sales in MSA states and the level of indirect sales by our customers to MSA states.

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

Development Grants. On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. Furthermore, the Company is eligible for a further grant of $500,000, and other substantial incentives, including tax rebates, employee training and property tax refunds, if it is able to successfully expand its ARIVA® and STONEWALL Hard Snuff ® manufacturing facilities in Chase City, Virginia, in connection with the manufacturing of these products. In late 2004, we responded to inquiries from the State to show our level of investment and hiring for the Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In the response, we requested that the grant be extended for an additional year, given certain delays that have been encountered in connection with the launch of our smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA which sought to have our low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. To date, we have not received a response to this request, but we believe there is a significant probability this request will be granted. Depending on the level of investment and hiring recognized by the State, we may be required to return some or all of the $300,000 in grant funding.

Conclusion

With the proceeds of the recent financings and the improved margins in the cigarette business, we anticipate that we will have sufficient funds to support our operations into early 2007, notwithstanding a material downturn on sales in the third quarter attributable, in part, to the recent Gulf Coast hurricanes and efforts to limit sales in MSA states. Based on sales of discount cigarettes in October 2005, it is anticipated that sales in the fourth quarter and into 2006 will continue to be negatively impacted by the recent events in the Gulf Coast states and by continued pressure on the deep discount cigarette market in the four non-MSA states. The Company plans to undertake a number of steps to address the anticipated decline in cigarette volume, including limiting the amount of promotional spending for the remainder of this year and into 2006, consolidating and revamping its sales force in Texas and, to a lesser extent, in Florida and Minnesota, and the downsizing of the workforce at its Petersburg cigarette factory. However, absent the successful completion of our patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the expected volume of cigarette sales, we expect that we would need to pursue additional sources of funds in early 2007. Depending upon market conditions and the price of our common stock, we may determine to seek additional funds before early 2007.

We began the trial of our patent infringement litigation in January 2005, and if we are successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment Motions, we expect to complete the trial of our patent infringement case within a relatively short period of time after the Court rules on the outstanding defense and Motions for Summary Judgment. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit. Also we expect to continue to pursue opportunities for licensing our smokeless tobacco products, expanding our sales and marketing efforts and efforts to improve our existing very low-TSNA smokeless products, particularly if we obtain additional funds during 2005 or 2006 from the exercise of outstanding warrants. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Our inability to improve operations or to raise funds in early 2007 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

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

Our internal and disclosure controls are evaluated on an ongoing basis by personnel in our organization. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections) as conditions warrant. Part of this evaluation is to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Material weaknesses are particularly serious conditions where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The Company has identified areas for improvement in internal control over financial reporting that also apply to the Company’s disclosure controls and procedures. During the third quarter of 2005, we implemented additional controls and procedures, as discussed below:

Changes in Internal Control over Financial Reporting. In order to comply with the requirements of the Sarbanes-Oxley Act, the Company by the end of the third quarter of 2005 updated and expanded its accounting policies and procedures to strengthen its internal controls. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In connection with the evaluation of internal controls described above, we identified the following areas for improvements in internal control over financial reporting and, as described below, the Company made changes to its policies and procedures in August 2005 that are intended to strengthen its disclosure controls and procedures, as well as its internal control over financial reporting.

Specifically, the Company identified areas of improvement in its internal control over financial reporting related to lack of second party approval of certain transactions, segregation of duties, and the adequacy of supporting documentation for cash disbursements of the Company.

To strengthen controls in these areas, in the third quarter of 2005, management established additional controls and internal control processes with respect to second party approval of certain transactions, segregation of duties, and supporting documentation. These controls currently include, among other things, the adoption of policies pursuant to which the following procedures will be performed:

•	Second party approval of certain transactions. In the past, certain credit memos were not approved by the CEO or the Sales Manager. During the third quarter of 2005, this procedure was changed to require all credit memos to be approved by either the CEO or the Sales Manager.

•	Procedures for segregation of duties. In the past, intercompany wire transfers were signed by two individuals without a detailed wire transfer request specifying the reason and purpose for the transfer and other transfers were effected without verification that person approving the wire transfers had reviewed supporting documentation for the transfer. These procedures have been changed to require more detailed formal wire transfer requests and additional sign off in such instances.

•	Providing supporting documentation. In the past, certain expenses, primarily expense reports and American Express bills, were approved, but did not always have original receipts and detailed business explanations to properly document the expenses in accordance with the financial policies and procedures. Training and communication of the current policies were instituted to ensure the proper documentation of these expenses and approving authorities were made aware of the requirements for proper receipt and documentation.

The Company has communicated to the Audit Committee and its auditors the above changes to internal controls over financial reporting and has provided documentation to its auditors to substantiate the changes made from August 2005 to October 2005.

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

On August 17, 2004, Star was informed that the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis. Judge Garbis over the next several months issued a series of orders concerning various aspects of the case. These orders set an initial trial date of January 24, 2005, permitted additional discovery of certain defenses raised by RJR and the filing of two additional Motions for Summary Judgment. Subsequently, the Court ordered that it would bifurcate RJR’s defense of inequitable conduct before the patent office and would have that defense tried before Judge Garbis beginning on January 31, 2005. That portion of the case was tried during the period January 31, 2005 to February 8, 2005. At the conclusion of the bench trial, the Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it rules on two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005. If the Court denies RJR’s inequitable conduct defense and the motions for summary judgment, then the Company expects that the remainder of the case will be set for a jury trial within a relatively short period of time thereafter. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit.

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

STAR SCIENTIFIC, INC.

Date: November 7, 2005	/s/ CHRISTOPHER G. MILLER
Authorized Signatory and Chief Financial Officer