Form 10-K/A
period 2004-12-31
STAR SCIENTIFIC INC
filed 2006-03-09
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

Common Stock, $.0001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE – AMENDMENT

This Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as initially filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005, and as amended on April 27, 2005, and is being filed to address certain of the Company’s accounting methods. The Company hereby amends and restates the “Critical Accounting Estimates” section of Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of Part II of its Annual Report on Form 10-K for the year ending December 31, 2004, to include additional information concerning the material implications of the uncertainties relating to the Company’s accounting methods.

The Company’s statement of operations for the year ended December 31, 2004 and 2003 included a separate charge for the write down of inventory and charges in depreciation for the Company’s Ariva® production equipment. The treatment of these items as a portion of the Company’s depreciation charge and as a separate charge for the write down of inventory was based on the fact that Ariva® sales have been de minimis over the past several years.

The Company determined that since the Ariva® production equipment is continuing to be used, although sales are de minimis, it would be appropriate to have the write down of inventory and depreciation classified under costs of goods sold. The Company also determined that the basic loss per common share and diluted loss per share were incorrectly stated as $0.28 rather than $0.27. Therefore, the Company hereby amends “Star Scientific, Inc. and Subsidiary Consolidated Statement of Operations Years Ended December 31, 2004, 2003 and 2002” to restate the expenses noted above for the years 2004 and 2003, to correct the loss per share references and to include a new footnote 18 relating to the restatement of inventory and depreciation classified under cost of goods sold and to correct general and administrative expense.

On November 30, 2005, the Company filed by form 8-K complete copies of two previously redacted agreements originally filed as Exhibits 10.69 and 10.70 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2004. The Company hereby amends and restates Item 15, “Exhibits and Financial Statements” of Part III of its Annual Report on Form 10-K for the year ending December 31, 2004, to include complete descriptions of the previously confidential agreements listed in Exhibits 10.69 and 10.70.

Except as described above, no other changes have been made to the original form 10-K and this form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

The amounts are estimated due to the variability in credits (due to promotional programs in the field), allowances for collectability, and allowances for product, which may be returned by customers after a sale is completed. In order to quantify these estimates, the sales department is required to make quarterly estimates in these areas which are then reviewed by the accounting department to ensure the reasonableness of the estimates based on the available quarterly information and historical experience. These estimates have been fairly accurate over the past several years.

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

The greatest uncertainty facing the long lived assets (which are primarily the StarCured® tobacco curing barns) is the ultimate resolution of the patent infringement lawsuit against RJR and the continued value of the barns given the recent changes in the tobacco industry. Each quarter, a probability analysis is conducted by management to determine the value of the barns based on a variety of outcomes. In addition, government regulation and the market for equipment used in producing tobacco also play a role in the determination of the valuation of the long-lived assets.

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

Through the 2004 growing season, there had been a fairly constant use of the Company’s StarCured® tobacco curing barns by the participating StarCured® farmers. Given the consistent level of production in prior years, the Company calculated depreciation on the barns using the “units of production” method of accounting to take into account that the barns are used only during the tobacco-curing season – from August to November.

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

To date, the Company has not had any MSA state file suit to attempt to collect on amounts that have been deposited into escrow. The probability that such suits will be filed in the future is generally unknown, although there will be an incentive for such suits to be filed prior to the time that the funds deposited into escrow are returned to the Company. If such suits are filed, the Company will undertake to assess the viability of such suits and determine what impact such pending litigation would have on the value of the Company’s MSA escrow funds.

Item 15. Exhibits and Financial Statements

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(i) Financial Statements:

A list of financial statements is set forth in Item 8 of the Company’s Annual Report of Form 10-K for the year ended December 31, 2004.

(ii) Financial Statements Schedules:

The following financial information is filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 on the page indicated.

Financial Schedule

Page
Schedule of Valuation and Qualifying Accounts	S-1

(b) EXHIBITS:

Number	Description
2.1	Asset Purchase Agreement between Star Scientific, Inc., a Delaware corporation and Eyetech, LLC, a Minnesota limited liability company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998(1)

2.2	Escrow Agreement between Star Scientific, Inc., a Delaware corporation, Eyetech, LLC, a Minnesota limited liability company and Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, and Jonnie R. Williams and Vincent Ellis as Escrow Agents, dated February 16, 1999, and effective December 30, 1998(1)

3.1	Restated Certificate of Incorporation(2)

3.2	Bylaws of Star Scientific, Inc. as Amended to Date(2)

10.1	Stock Exchange Agreement between Eye Technology, Inc. and the stockholders of Star Tobacco & Pharmaceuticals, Inc., dated February 6, 1998(3)

10.2	License Agreement between Star Tobacco & Pharmaceuticals, Inc., as Licensee and Regent Court Technologies, Jonnie R. Williams, and Francis E. O’Donnell, Jr., M.D., as Licensor, dated January 5, 1998(4)

10.3	Amendment No. 1 to License Agreement between Regent Court Technologies, Jonnie R. Williams, Francis E. O’Donnell, J.R., M.D. and Star Tobacco & Pharmaceuticals, Inc., dated August 3, 1998(6)

10.4	1998 Stock Option Plan, as amended(7)

10.5	2000 Equity Incentive Plan, as amended(8)

10.6	Promissory Note dated April 27, 1999 of Paul L. Perito(18)

10.7	Qualified Stock Option Agreement dated as of April 27, 1999 between Star Scientific, Inc. and Paul L. Perito(9)

10.8	Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.9	Loan Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.10	Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated December 16, 1999(10)

10.11	Supply Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.12	Lease and Purchase Option Contract between the Company and the Industrial Development Authority of the Town of Chase City, Virginia, dated March 10, 2000(10)

10.13	Form of Director Indemnification Agreement(7)

10.14	Form of Officer Indemnification Agreement(7)

10.15	Executive Employment Agreement between Star Scientific, Inc. and David Dean, dated October 6, 2000(8)

10.16	Restated Loan Agreement between Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.17	Restated Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.18	Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.19	Guaranty Agreement between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.20	Guarantee Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.24	Executive Employment Agreement dated as of September 15, 2000 between Star Scientific, Inc. and Christopher G. Miller(11)

10.21	Amended and Restated Executive Employment Agreement dated as of March 15, 2001 between Star Scientific, Inc. and Christopher G. Miller(8)

10.22	Executive Employment Agreement dated as of March 30, 2001 between Star Scientific, Inc. and Robert E. Pokusa(8)

10.23	Restated Master Agreement, dated April 25, 2001, by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.24	First Amendment to Restated Loan Agreement dated April 25, 2001, among Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation(12)

10.25	Trademark License and Royalty Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.26	Other Low TSNA Tobacco Royalty Agreement, dated April 25, 2001 by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.27	First Amendment to Regent/B&W License Agreement, dated April 25, 2001, by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.28	Chase City License and Services Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.29	Exclusive License Agreement dated as of March 16, 2001 by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.30	Sublicense Agreement dated as of March 16, 2001 by and among Star Scientific, Inc. and Star Tobacco & Pharmaceuticals, Inc.(2)

10.31	Consent to Assignment dated March 16, 2001 by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Tobacco & Pharmaceuticals, Inc., and Star Scientific, Inc.(2)

10.32	Amendment No. 1 dated April 5, 2001 to Exclusive License Agreement by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.33	Promissory Note dated August 20, 2001 of Christopher G. Miller(2)

10.34	Promissory Note dated August 20, 2001 of Robert E. Pokusa(2)

10.35	Promissory Note dated August 20, 2001 of Sheldon L. Bogaz(2)

10.36	Promissory Note dated August 20, 2001 of David M. Dean(2)

10.37	Master Lease Agreement Dated as of June 29, 2001 between General Electric Capital Corporation and Star Scientific, Inc.(13)

10.38	Master Lease Agreement Dated as of September 28, 2001 between Heller Financial Leasing, Inc. and Star Scientific, Inc. and Star Tobacco, Inc.(13)

10.39	Master Lease Agreement Dated as of July 1, 2001 between General Electric Capital Corporation and Star Scientific, Inc.(13)

10.40	Lease Agreement dated as of February 26, 2002 between GE Capital and Star Scientific, Inc.(14)

10.41	Contract with The Industrial Development Authority of Mecklenburg County, Virginia and The Industrial Development Authority of the Town of Chase City, Virginia, for a 10-year lease and option to purchase an approximately 91,000 square foot building at 89 Duckworth Road(15)

10.42	Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of June 14, 2002(16)

10.43	Allonge, dated as of June 14, 2002, by and between Star Scientific, Inc. and Paul L. Perito, Esq.(16)

10.44	First Modification Agreement to Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of November 1, 2002(16)

10.45	October 3, 2003 Letter Agreement between Star Scientific, Inc. and Brown and Williamson Tobacco Corporation (17)

10.46	Loan Agreement between Mr. Jonnie R. Williams and the Company, dated March 22, 2004. (17)

10.47	Amendment to Master Lease Agreement and Schedule, dated as of January 16, 2004, between Southern Pacific Bancapital, Star Scientific, Inc., and Star Tobacco, Inc. (17)

10.48	Convertible Debenture, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities, Corp. Debenture was amended and then converted. (17)

10.49	Warrant, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities, Corp. (17)

10.50	Securities Purchase Agreement, dated March 25, 2004 between Star Scientific, Inc. and Manchester Securities Corp. (17)

10.51	Registration Rights Agreement, dated March 25, 2004 between Star Scientific, Inc. and Manchester Securities Corp. (17)

10.52	Form of Reedland Warrant, dated as of March 25, 2004, issued by Star Scientific, Inc. (17)

10.53	Guaranty Agreement, dated March 25, 2004 issued by Star Tobacco, Inc. (17)

10.54	Security Agreement, dated March 25, 2004 between Star Scientific, Inc., Star Tobacco, Inc. and Manchester Securities Corp. (17)

10.55	Subordination Agreement, dated March 25, 2004 between Star Scientific, Inc., Jonnie Williams and Manchester Securities Corp. (17)

10.56	Securities Purchase Agreement, dated April 15, 2004 by and among Star Scientific, Inc., Elliott International, LP and Elliott Associates, LP (18)

10.57	Registration Rights Agreement, dated April 15, 2004 between Star Scientific, Inc., Elliott International, LP and Elliott Associates, LP (18)

10.58	Securities Purchase Agreement, dated April 15, 2004 between Star Scientific, Inc. and Portside Growth and Opportunity Fund (18)

10.59	Registration Rights Agreement, dated April 15, 2004 between Star Scientific, Inc. and Portside Growth and Opportunity Fund (18)

10.60	Second Restated Non-Circumvention and Finder’s Fee Agreement, dated April 15, 2004 between Star Scientific, Inc. and Reedland Capital Partners (18)

10.61	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Elliott International, LP(19)

10.62	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Elliott International LP(19)

10.63	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Elliott Associates, LP(19)

10.64	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Elliott Associates, LP(19)

10.65	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA(19)

10.66	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA(19)

10.67	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Iroquois Capital, LP(19)

10.68	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Iroquois Capital, LP(19)

10.69	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Fulcrum Global Partners LLC (20)

10.70	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Fulcrum Global Partners LLC (20)

14.1	Corporate Code of Business Conduct and Ethics, dated March 2004.(17)

21.1	Subsidiaries of Star Scientific, Inc.(18)

23.1	Consent of Aidman, Piser & Company, P.A.

24.1	Powers of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Star’s Current Report on Form 8-K dated March 2, 1999
(2)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(3)	Incorporated by reference to Star’s Current Report on Form 8-K dated February 19, 1998
(4)	Incorporated by reference to Star’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998
(5)	Incorporated by reference to Star’s Current Report on Form 8-K dated July 15, 1998
(6)	Incorporated by reference to Star’s Current Report on Form 8-K dated September 11, 1998
(7)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 1999
(8)	Incorporated by reference to Star’s Definitive Proxy Statement on Form Def 14-A dated November 4, 2004
(9)	Incorporated by reference to Star’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999
(10)	Incorporated by reference to Star’s Registration Statement on Form S-1/A dated May 8, 2000
(11)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
(12)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2001
(13)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(14)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(15)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(16)	Incorporated by reference to Star’s Current Report on Form 8-K filed February 18, 2003
(17)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2003.
(18)	Incorporated by reference to Star’s Current Report on Form 8-K filed April 16, 2004
(19)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2004.
(20)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2004, and filed on November 30, 2005 under cover to Star’s Current Report on Form 8-K as Exhibits 99.1 and 99.2 respectively.

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

/s/ Aidman, Piser & Company, P.A.
Tampa, Florida
March 14, 2005, except for Note 18 as to which the date is February 28, 2006

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004 (Restated)	2003 (Restated)	2002
Net sales	$66,657,242	$73,258,583	158,192,090
Less:
Cost of goods sold	17,786,841	21,976,568	77,015,844
Excise taxes on products	36,079,132	36,535,968	54,457,722

Gross profit	12,791,269	14,746,047	26,718,524

Operating expenses:
Marketing and distribution	10,010,368	9,853,240	14,497,297
General and administrative	16,135,610	15,043,730	13,043,866
Depreciation	2,582,417	3,243,568	3,052,883
Research and development	18,883	709,300	976,110

Total operating expenses	28,747,278	28,849,838	31,570,156

Operating loss	(15,956,009)	(14,103,791)	(4,851,632)

Other income (expense):
Interest income	319,534	205,516	551,338
Interest expense	(2,858,680)	(1,627,807)	(1,821,911)
Gain (loss) on disposal of assets	51,158	(1,547,789)	—
Other	46,142	(9,834,811)	169,301

	(2,441,846)	(12,804,891)	(1,101,272)

Loss before income taxes	(18,397,855)	(26,908,682)	(5,952,904)
Income tax benefit	1,821,800	10,248,000	1,595,000

Net loss	$(16,576,055)	$(16,660,682)	$(4,357,904)

Basic loss per common share	$(0.27)	$(0.28)	$(0.07)

Diluted loss per share	$(0.27)	$(0.28)	$(0.07)

Weighted average shares outstanding - basic	62,137,037	59,719,460	59,729,315

Weighted average shares outstanding - diluted	62,137,037	59,719,460	59,729,315

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

18. Restatement of 2004 and 2003 Statement of Operations:

The following restatements have been made to the consolidated statements of operations for the years ended December 31, 2004 and 2003 to correct the financial statement classifications of certain inventory write-downs and production equipment depreciation previously reported. Pursuant to further review, the Company determined that since the production equipment is continuing to be used, although sales are de minimis, it would be appropriate to have the write down of inventory and depreciation classified as cost of goods sold. There was no restatement made to 2002 balances since there were no inventory write-downs and all 2002 depreciation expense amounts were properly classified. Further, the Company determined that it had incorrectly overstated depreciation and understated General and Administrative Expense by the amount of $541,651 as a result of a clerical error. That error has been corrected by reducing the amounts in depreciation and increasing General and Administrative Expense by the same amount. The restatement of these items is set forth in the table below.

Consolidated Statements of Operations for the Years ended December 31:

	2004 As Previously Reported	Adjustment	2004 As Restated	2003 As Previously Reported	Adjustment	2003 As Restated
Cost of goods sold	$16,021,221	$1,765,620	$17,786,841	$20,425,117	$1,551,451	$21,976,568
Gross profit	14,556,889	(1,765,620)	12,791,269	16,297,498	(1,551,451)	14,746,047
General and administrative	15,593,959	541,651	16,135,610	15,043,730	—	15,043,730
Depreciation	3,563,856	(981,439)	2,582,417	3,243,568	—	3,243,568
Loss on write-down of inventories	1,325,832	(1,325,832)	—	1,551,451	(1,551,451)	—
Total operating expenses	30,512,898	(1,765,620)	28,747,278	30,401,289	(1,551,451)	28,849,838
Operating loss	$(15,956,009)	$—	$(15,956,009)	$(14,103,791)	$—	$(14,103,791)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Virginia on the 7th day of March, 2006.

STAR SCIENTIFIC, INC.

By:	/s/ JONNIE R. WILLIAMS
Jonnie R. Williams Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

Signature	Title	Date
/s/ JONNIE R. WILLIAMS Jonnie R. Williams	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2006

/s/ JONNIE R. WILLIAMS As ATTORNEY-IN-FACT Paul L. Perito	Chairman of the Board, President and Chief Operating Officer	March 7, 2006

/s/ CHRISTOPHER G. MILLER Christopher G. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2006

/s/ JONNIE R. WILLIAMS As ATTORNEY-IN-FACT John R. Bartels, Jr.	Director	March 7, 2006

/s/ JONNIE R. WILLIAMS As ATTORNEY-IN-FACT Whitmore B. Kelley	Director	March 7, 2006

/s/ JONNIE R. WILLIAMS As ATTORNEY-IN-FACT Leo S. Tonkin	Director	March 7, 2006