Form 10-Q/A
period 2005-03-31
STAR SCIENTIFIC INC
filed 2006-03-09
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 2, 2005, there were 73,170,758 shares outstanding of the Registrant’s common stock, par value $.0001 per share.

STAR SCIENTIFIC, INC.

FORM 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the first quarter ended March 31, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2005, and is being filed to reflect the restatement of our condensed consolidated balance sheet as of March 31, 2005 and the related condensed consolidated statements of operations, cash flows and stockholders’ equity for the three months ended March 31, 2005, as discussed in Note 11 to the unaudited condensed consolidated financial statements.

All of the changes in these restated financial statements and corresponding notes to the financial statements relate specifically to the accounting treatment given to the warrants and beneficial conversion feature associated with the convertible debentures which were converted to equity in the first quarter of 2005.

The convertible debentures were issued with detachable warrants and therefore, the debt proceeds were allocated to the debt securities and the warrants based on their relative fair values. The warrants, which were valued using the Black Scholes method, were recorded as additional paid-in capital. The Company’s convertible debentures include beneficial conversion features. Pursuant to EITF 98-5 ~ Accounting for Convertible Securities with Beneficial Conversion Features and Contingently Adjustable Conversion Ratios and EITF 00-27 ~ Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the effective conversion price should be used to compute the intrinsic value of the embedded conversion option. The intrinsic value of the beneficial conversion features were recorded as additional paid-in capital and debt discount. Based on the allocation of proceeds to the warrants and the beneficial conversion feature, the total debt discount was $1,463,486.

The effect in the financial statements included with this amendment is to increase the loss on the conversion of the convertible debentures in the original filing for the quarter ended March 31, 2005 by $1,463,486, as that amount represents the unamortized discount related to the allocation of the debt proceeds from the warrants and the beneficial conversion feature.

We are restating the unaudited condensed consolidated balance sheet as of March 31, 2005, and the condensed consolidated statements of operations, cash flows and stockholders equity for the three months then ended to make the following changes:

•	Increases to additional paid-in capital and accumulated deficit of $1,463,486 as of March 31, 2005;

•	An increase in the amount expensed for the quarter relative to the loss on the conversion of the convertible debentures by $1,463,486, increasing the net loss for the quarter to $8,481,213; and

•	An increase to the loss per common share to $(.12) per share from $(.10) per share basic and diluted, for the three months ended March 31, 2005.

Except for the foregoing amended information required to reflect the effects of the restated condensed consolidated balance sheet, statements of operations, cash flows and stockholders’ equity, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q filed on May 9, 2005. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q on May 9, 2005 or modify or update these disclosures, including exhibits on the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 9, 2005.

Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31, 2005 (Restated)	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,386,056	$7,703,072
Accounts receivable, trade	6,673,199	7,468,960
Inventories	2,018,231	1,866,379
Prepaid expenses and other current assets	448,925	571,182

Total current assets	31,526,411	17,609,593
Property, plant and equipment, net	14,969,359	15,181,692
Idle equipment	1,160,208	1,160,208
Intangible assets, net of accumulated amortization	908,773	922,348
Other assets	725,931	1,247,218
MSA Escrow funds	33,542,141	33,396,368

Total Assets	$82,832,823	$69,517,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,624,347	3,000,000
Current maturities of capital lease obligations	754,270	1,422,351
Accounts payable, trade	2,786,642	3,057,068
Federal excise taxes payable	2,429,739	3,068,770
Tobacco buyout program payable	1,140,000	—
Accrued expenses	1,331,323	1,413,183

Total current liabilities	12,066,321	11,961,372
Long-term debt, less current maturities	23,789,638	32,700,500
Capital lease obligations, less current maturities	24,137	45,775
Deferred gain on sale-leaseback	—	16,727

Total liabilities	35,880,096	44,724,374

Stockholders’ equity:
Common stock(A)	7,317	6,618
Additional paid-in capital	78,391,475	47,751,287
Accumulated deficit	(28,846,065)	(20,364,852)
Notes receivable, officers	(2,600,000)	(2,600,000)

Total stockholders’ equity	46,952,727	24,793,053

	$82,832,823	$69,517,427

(A)	$.0001 par value per share, 100,000,000 shares authorized, 73,170,758 and 66,185,948 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS

ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	Three Months Ended March 31,
	2005 (Restated)	2004
Net sales	$16,962,448	$17,161,055
Less:
Cost of goods sold	4,015,668	4,398,641
Federal Excise taxes on products	7,995,254	9,866,303
Department of Agriculture Tobacco Buyout Program	1,140,000	—

Gross profit	3,811,526	2,896,111

Operating expenses:
Marketing and distribution	2,989,258	2,443,766
General and administrative	4,180,887	3,785,993
Depreciation	174,463	602,374
Research and development	26,846	19,848

Total operating expenses	7,371,454	6,851,981

Operating loss	(3,559,928)	(3,955,870)
Other expenses:
Interest expense, net	(4,546)	(439,118)
Other gain (loss)	(83,273)	112,385
Loss on conversion of long-term debt to equity	(4,833,466)	—

Loss before income taxes	(8,481,213)	(4,282,603)
Income tax benefit	—	1,600,000

Net loss	$(8,481,213)	$(2,682,603)

Basic and diluted loss per common share	$(.12)	$(.04)
Weighted average shares outstanding, basic and diluted	70,286,224	60,862,337

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

	Common stock		Additional Paid-In Capital (Restated)	Retained Earnings (Restated)	Notes Receivable, Officers	Total
	Shares	Amount
Balances, December 31, 2004	66,185,948	6,618	47,751,287	(20,364,852)	(2,600,000)	24,793,053
Conversion of long-term debt	3,179,810	318	12,073,407	—	—	12,073,725
Issuance of Common Stock	3,600,000	360	17,999,640	—	—	18,000,000
Stock Option Exercise	205,000	21	409,979	—	—	410,000
Stock-based compensation	—	—	157,162	—	—	157,162
Net Loss, as restated	—	—	—	(8,481,213)	—	(8,481,213)

Balances, March 31, 2005 (unaudited)	73,170,758	$7,317	$78,391,475	$(28,846,065)	$(2,600,000)	$46,952,727

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended March 31,
	2005 (Restated)	2004
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(8,481,213)	$(2,682,603)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	248,995	647,496
Increase in deferred income taxes	—	1,600,000
Other non-cash charges	33,273	125,165
Stock-based compensation expense	157,162	3,360
Loss on conversion of long-term debt	4,833,466	—
Increase (decrease) in cash resulting from changes in:
Current assets	716,166	1,015,770
Current liabilities	360,683	(503,132)

Net cash flows from operating activities	(2,131,468)	206,056

Investing activities:
Purchase of intangible assets	(2,202)	—
Purchase of property and equipment	(7,853)	—

Net cash flows from investing activities	(10,055)	—

Financing activities:
Repayment of bank overdraft	—	(465,214)
Proceeds from related party borrowing	—	838,299
Proceeds from long-term debt	—	9,000,000
Proceeds from issuance of common stock	18,410,000	—
Payments on notes payable and capital leases	(1,439,720)	(1,869,159)

Net cash flows from financing activities	16,970,280	7,503,926

Increase in MSA escrow fund	(145,773)	—

Increase in cash and cash equivalents	14,682,984	7,709,982
Cash and cash equivalents, beginning of period	7,703,072	—

Cash and cash equivalents, end of period	$22,386,056	7,709,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$152,052	$439,118

Income tax refunds received	$14,164	$1,372,423

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

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

3. Recent Developments

Conversion of $9.0 million of Long-term Debt to Equity on January 10, 2005

On January 10, 2005, the Company entered into an Amendment and Conversion Agreement (the “Agreement”) with Manchester Securities Corp. (“Manchester”) that amended and converted the $9.0 million Second Amended and Restated 8% Senior Convertible Debenture due March 25, 2006 (the “Debenture”), which was initially issued to Manchester on March 25, 2004, and was subsequently amended and restated on April 15, 2004 and September 15, 2004. The convertible debentures were issued with detachable warrants and therefore, the debt proceeds were allocated to the debt securities and the warrants based on their relative fair values. The warrants, which were valued using the Black Scholes method, were recorded as additional paid-in capital. The Company’s convertible debentures include beneficial conversion features. Pursuant to EITF 98-5 ~ Accounting for Convertible Securities with Beneficial Conversion Features and Contingently Adjustable Conversion Ratios and EITF 00-27 ~ Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the effective conversion price should be used to compute the intrinsic value of the embedded conversion option. The intrinsic value of the beneficial conversion features were recorded as additional paid-in capital and reduced the net-debt balance. Based on the allocation of proceeds to the warrants and the beneficial conversion feature a total debt discount of $1,463,486 is included in long-term debt on the accompanying December 31, 2004 consolidated balance sheet. The Agreement adjusted the conversion price of the Debenture from $3.73 to $2.897 and provided for the conversion of the Debenture into 3,179,810 shares of the Company’s Common Stock, par value $0.0001 per share. As of the date of the Agreement, the $9 million Debenture, together with $212,000 of accrued and unpaid interest, was fully converted and cancelled with Manchester having no rights under the Debenture. The resale of the 3,179,810 shares of the Company’s Common Stock issued upon such conversion has been registered for resale under the Company’s registration statement on Form S-3 (Reg. No. 333-115293). Additionally, the Agreement provides Manchester with a right to participate in 25% of the aggregate value of certain offerings of debt or equity securities of the Company in the year 2005.

As a result of the conversion of debt, the Company recorded a non-cash charge during the first quarter of 2005 of $4,833,466 to reflect the cost of the discount provided for in the conversion, as well as to expense the remaining portion of the unamortized costs of the initial debt issuance and discounts on the convertible debentures of approximately $1.4 million related to the allocation of debt proceeds to the warrants and beneficial conversion features.

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

While the Company obtained $18.0 million in equity financing in the first quarter of 2005, the Company had a consolidated net loss of approximately $8.5 million. For the quarter ended March 31, 2005, sales of our discount cigarettes totaled approximately $17.0 million, a decline of approximately $0.2 million or 1.5%, from approximately $17.2 million during the first quarter of 2004. Although our volume of sales decreased to approximately 59.3 truckloads in the first quarter of 2005 compared to approximately 73.5 truckloads during the first quarter of 2004, the gross margin increased substantially from approximately $2.9 million during the first quarter of 2004 to approximately $3.8 million in the first quarter of 2005 due to price increases, including an approximate $0.50 per carton increase beginning in January 2005 to cover the cost of the recent tobacco farmer buyout legislation. Sales of our smokeless products as well as royalty income continue to be de minimis.

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

11. Restatement of financial statements:

In December 2005, the Company reconsidered its accounting relating to the debentures with detachable warrants issued in March 2004. These debentures were converted during the first quarter of 2005. As a result of the Company’s evaluation, the Company is, by means of this filing, restating its previously issued unaudited quarterly financial statements for the quarter ended March 31, 2005 and reclassifying certain balance sheet items as of December 31, 2004 to conform to the restated presentation.

Set forth below is a comparison of certain items previously reported and restated in the Condensed Consolidated Balance Sheet as of March 31, 2005 (unaudited):

	Previously Reported March 31, 2005	Adjustment	Restated March 31, 2005
Additional paid-in capital	$76,927,989	$1,463,486	78,391,475
Accumulated deficit	(27,382,579)	(1,463,486)	(28,846,065)
Total Stockholders’ equity	46,952,727	—	46,952,727

Set forth below is a comparison of certain items previously reported and restated in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2005 (unaudited):

	Previously Reported March 31, 2005	Adjustment	Restated March 31, 2005
Loss on conversion of long-term debt to equity	(3,369,980)	(1,463,486)	(4,833,466)
Loss before income taxes	(7,017,727)	(1,463,486)	(8,481,213)
Net loss	(7,017,727)	(1,463,486)	(8,481,213)
Basic and diluted loss per common share	(0.10)	(0.02)	(0.12)

The statement of cash flows has also been adjusted to reflect this item, resulting in no change to net cash from operations.

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

Merger of B&W and RJR..

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

Results of Operations

The Company’s unaudited condensed consolidated results for the periods ended March 31, 2005 and 2004 are summarized in the following table:

	Three Months Ended March 31,
	2005	2004
Net sales	$16,962,448	$17,161,055
Cost of goods sold	4,015,668	4,398,641
Federal excise tax	7,995,254	9,866,303
Department of Agriculture Payment	1,140,000	—

Gross profit	3,811,526	2,896,111

Total operating expenses	7,371,454	6,851,981

Operating loss	(3,559,928)	(3,955,870)

Net loss	$(8,481,213)	$(2,682,603)

Basic Loss per common share	$(.12)	$(.04)

Weighted average shares outstanding	70,286,224	60,862,337

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

Loss on Conversion of Long-term Debt to Equity. On January 10, 2005, Manchester converted the $9.0 million convertible debenture into 3,179,810 shares of the Company’s common stock, which reflected an adjusted conversion price from $3.73 to $2.897, and $212,000 of accrued and unpaid interest. As a result of this transaction, the debenture was fully converted and cancelled with Manchester having no rights under the Debenture. As a result of the conversion of debt into equity, the Company recorded a non-cash charge during the first quarter of 2005 of $4,833,466 to reflect the cost of the discount provided for in the conversion, as well as to expense the remaining portion of the unamortized costs of the initial debt issuance and discounts on the convertible debentures of approximately $1.4 million related to the allocation of debt proceeds to the warrants and beneficial conversion features.

Income Tax Benefit. The Company had no income tax benefit for the first quarter of 2005 as compared to an income tax benefit of $1.6 million for the first quarter of 2004. The tax benefits in 2004 was attributable to the loss experienced that year. In 2005, there was no tax benefit due to a valuation allowance.

Net Loss. The Company had a net loss of approximately $8.5 million for first quarter 2005 compared with a net loss of approximately $2.7 million reported in the comparable 2004 period. The net loss in 2005 primarily reflects the impact of the approximately $4.8 million loss on the conversion of debt to equity, higher operating expense of $0.5 million, offset by higher pricing on cigarette sales despite a reduction in volume, as well as no tax benefit due to the valuation allowance.

In the first quarter 2005, the Company had basic and diluted loss per share of $(0.12) compared to a basic and diluted loss per share of $(0.04) in the same period in 2004.

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

Under the Other Low TSNA Tobacco Agreement which was entered into with B&W in April 2001, B&W is obligated to pay royalties to us on its purchases of StarCured® tobacco and other low-TSNA tobacco once a royalty rate is established with one of the other three largest tobacco manufacturers pursuant to the terms of the April 25, 2001 Agreements. In the second quarter of 2004, we entered into an agreement with another tobacco manufacturer for the licensing of low TSNA hard tobacco. We do not anticipate receiving any royalties under that agreement for the foreseeable future. To enable us to pursue this agreement, and potentially other licensing of hard tobacco products, B&W agreed to waive its ten-year right to be the exclusive purchaser of hard tobacco from Star (subject to Star’s own rights) in return for concessions under the now-

terminated Hard Tobacco Agreement and a 3-month extension of the date on which it would begin once again to pay royalties under the April 25, 2001 Other Low TSNA Tobacco Royalty Agreement, once a royalty rate is established with one of the other three largest tobacco manufacturers.

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

STAR SCIENTIFIC, INC.

Date: March 7, 2006	/s/ CHRISTOPHER G. MILLER
Authorized Signatory and Chief Financial Officer