Form 10-Q/A
period 2005-06-30
STAR SCIENTIFIC INC
filed 2006-03-09
CIK 776008

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

STAR SCIENTIFIC, INC.

FORM 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2005, and is being filed to reflect the restatement of our condensed consolidated balance sheet as of June 30, 2005 and the related condensed consolidated statements of operations, cash flows and stockholders’ equity for the six months ended June 30, 2005, as discussed in Note 11 to the unaudited condensed consolidated financial statements.

All of the changes in these restated financial statements and corresponding notes to the financial statements relate specifically to the accounting treatment given to the warrants and beneficial conversion feature associated with the convertible debentures which were converted to equity in the first quarter of 2005.

The convertible debentures were issued with detachable warrants and therefore, the debt proceeds were allocated to the debt securities and the warrants based on their relative fair values. The warrants, which were valued using the Black Scholes method, were recorded as additional paid-in capital. The Company’s convertible debentures include beneficial conversion features. Pursuant to EITF 98-5~ Accounting for Convertible Securities with Beneficial Conversion Features and Contingently Adjustable Conversion Ratios and EITF 00-27~ Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the effective conversion price should be used to compute the intrinsic value of the embedded conversion option. The intrinsic value of the beneficial conversion features were recorded as additional paid-in capital and the debt discount. Based on the allocation of proceeds to the warrants and the beneficial conversion feature, the total debt discount was $1,463,486.

The effect in the financial statements included with this amendment is to increase the loss on the conversion of the convertible debentures in the original filing for the six months ended June 30, 2005 by $1,463,486, as that amount represents the unamortized discount related to the allocation of the debt proceeds from the warrants and the beneficial conversion feature expensed in the first quarter of 2005.

We are restating the unaudited condensed consolidated balance sheet as of June 30, 2005, and the condensed consolidated statements of operations, cash flows and stockholders equity for the six months then ended to make the following changes:

•	Increases to additional paid-in capital and accumulated deficit of $1,463,486 as of June 30, 2005;

•	An increase in the amount expensed for the six months ended June 30, 2005 relative to the loss on the conversion of the convertible debentures by $1,463,486, increasing the net loss for the six month period to $11,430,244; and

•	An increase to the loss per common share to $(0.16) per share from $(0.14) per share basic and diluted, for the six months ended June 30, 2005.

We also have made a $4.00 adjustment to interest income and operating loss for the three months ended June 30, 2004 to account for an arithmetic error.

Except for the foregoing amended information required to reflect the effects of the restated condensed consolidated balance sheet, statements of operations, cash flows and stockholders’ equity, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q filed on August 9, 2005. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q on August 9, 2005 or modify or update these disclosures, including exhibits on the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 9, 2005.

Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30, 2005 (Restated)	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,973,803	$7,703,072
Accounts receivable, trade	9,650,722	7,468,960
Inventories	1,844,861	1,866,379
Prepaid expenses and other current assets	575,721	571,182

Total current assets	28,045,107	17,609,593
Property, plant and equipment, net	14,719,426	15,181,692
Idle equipment	1,160,208	1,160,208
Intangible assets, net of accumulated amortization	897,258	922,348
Other assets	766,021	1,247,218
MSA Escrow funds	37,124,072	33,396,368

Total Assets	$82,712,092	$69,517,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,248,696	$3,000,000
Current maturities of capital lease obligations	218,595	1,422,351
Accounts payable, trade	2,670,993	3,057,068
Federal excise taxes payable	3,678,393	3,068,770
Tobacco buyout program payable	2,288,616	—
Accrued expenses	1,550,505	1,413,183

Total current liabilities	14,655,798	11,961,372
Long-term debt, less current maturities	22,186,341	32,700,500
Capital lease obligations, less current maturities	—	45,775
Deferred gain on sale-leaseback	—	16,727

Total liabilities	36,842,139	44,724,374

Commitments and contingencies (Notes 2 and 10)	—	—

Stockholders’ equity:
Common stock(A)	7,338	6,618
Additional paid-in capital	78,557,711	47,751,287
Accumulated deficit	(31,795,096)	(20,364,852)
Notes receivable, officers	(900,000)	(2,600,000)

Total stockholders’ equity	45,869,953	24,793,053

	$82,712,092	$69,517,427

(A)	$.0001 par value per share, 100,000,000 shares authorized, 73,376,275 and 66,185,948 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS

ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005 (Restated)	2004
Net sales	$17,406,935	$15,439,773	$34,369,383	$32,600,829
Less:
Cost of goods sold	3,702,636	3,988,040	7,718,304	8,386,681
Excise taxes on products	7,942,348	8,788,286	15,937,602	18,654,589
Department of Agriculture Tobacco Buyout Program	1,148,616	—	2,288,616	—

Gross profit	4,613,335	2,663,447	8,424,861	5,559,559

Operating expenses:
Marketing and distribution	3,146,294	2,525,366	6,135,552	4,969,135
General and administrative	2,867,715	3,489,245	7,048,602	7,171,192
Depreciation	175,505	216,117	349,968	768,517
Research and development	42,904	9,041	69,750	28,884

Total operating expenses	6,232,418	6,239,769	13,603,872	12,937,728

Operating loss	(1,619,083)	(3,576,322)	(5,179,011)	(7,378,169)
Other income (expense):
Interest expense	(118,324)	(867,339)	(344,182)	(1,349,793)
Loss on conversion of long term debt to equity	—	—	(4,833,466)	—
Write-off of note receivable, officer	(1,782,467)	—	(1,782,467)	—
Interest Income	341,892	50,581	563,204	93,913
Other income (expense)	228,951	(122,159)	145,678	(9,772)

Loss before income taxes	(2,949,031)	(4,515,239)	(11,430,244)	(8,643,821)
Income tax benefit	—	221,800	—	1,821,800

Net loss	$(2,949,031)	$(4,293,439)	$(11,430,244)	$(6,822,021)

Basic loss per common share	$(0.04)	$(0.07)	$(0.16)	$(0.11)
Diluted loss per common share	$(0.04)	$(0.07)	$(0.16)	$(0.11)
Weighted average shares outstanding, basic	73,228,784	60,295,830	71,765,632	60,295,830
Weighted average shares outstanding, diluted	73,228,784	60,295,830	71,765,632	60,295,830

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

	Common stock		Additional Paid-In Capital (Restated)	Retained Earnings (Restated)	Notes Receivable, Officers	Total
	Shares	Amount
Balances, December 31, 2004	66,185,948	$6,618	$47,751,287	$(20,364,852)	$(2,600,000)	$24,793,053
Conversion of long-term debt	3,179,810	318	12,073,407	—	—	12,073,725
Issuance of Common Stock	3,600,000	360	17,999,640	—	—	18,000,000
Stock Option Exercise	410,517	42	500,215	—	—	500,257
Stock-based compensation	—	—	233,162	—	—	233,162
Write-off of note receivable, officer	—	—	—	—	1,700,000	1,700,000
Net Loss, as restated	—	—	—	(11,430,244)	—	(11,430,244)

Balances, June 30, 2005 (unaudited)	73,376,275	$7,338	$78,557,711	$(31,795,096)	$(900,000)	$45,869,953

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Six Months Ended June 30,
	2005 (Restated)	2004
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(11,430,244)	$(6,822,021)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	474,396	768,517
Deferred income taxes	—	(402,000)
Other non-cash charges	33,273	(48,919)
Stock-based compensation	233,162	85,915
Loss on conversion of long-term debt to equity	4,833,466	—
Write-off of note receivable, officer	1,782,467	—
Increase (decrease) in cash resulting from changes in:
Current assets	(2,337,340)	1,061,179
Current liabilities	2,904,076	1,208,598

Net cash flows from operating activities	(3,506,744)	(4,148,731)

Investing activities:
Purchase of intangible assets	(6,463)	(7,769)
Purchase of property and equipment	(10,135)	—
Release of deposit	—	200,000

Net cash flows from investing activities	(16,598)	192,231

Financing activities:
Proceeds from related party borrowing	—	838,297
Convertible Debenture	—	9,000,000
Proceeds from stock issuance	18,500,257	4,000,000
Cash costs of stock issuance	—	(200,000)
Payments on notes payable and capital leases	(2,978,480)	(3,375,818)

Net cash flows from financing activities	15,521,777	10,262,479

MSA Escrow fund	(3,727,704)	(6,213,189)
Increase in cash and cash equivalents	8,270,731	92,790
Cash and cash equivalents, beginning of period	7,703,072	—

Cash and cash equivalents, end of period	$15,973,803	$92,790

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$344,182	$492,660

Income tax refunds received	14,160	1,392,406

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

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

11. Restatement of financial statements:

In December 2005, the Company reconsidered its accounting relating to the debentures with detachable warrants issued in March 2004. These debentures were converted during the first quarter of 2005. As a result of the Company’s evaluation, the Company is restating its previously issued unaudited quarterly financial statements for the quarter ended March 31, 2005 and reclassifying certain balance sheet items as of December 31, 2004 to conform to the restated presentation.

Set forth below is a comparison of certain items previously reported and restated in the Condensed Consolidated Balance Sheet as of June 30, 2005 (unaudited):

	Previously Reported June 30, 2005	Adjustments	Restated June 30, 2005
Additional paid-in capital	$77,094,225	$1,463,486	78,557,711
Accumulated deficit	(30,331,610)	(1,463,486)	(31,795,096)
Total Stockholders’equity	45,869,953	—	45,869,953

Set forth below is a comparison of certain items previously reported and restated in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2005 (unaudited):

	Previously Reported Six Months Ended June 30, 2005	Adjustment	Restated Six Months Ended June 30, 2005
Loss on conversion of long-term debt to equity	(3,369,980)	(1,463,486)	(4,833,466)
Loss before income taxes	(9,966,758)	(1,463,486)	(11,430,244)
Net loss	(9,966,758)	(1,463,486)	(11,430,244)
Basic and diluted loss per common share	(0.14)	(0.02)	(0.16)

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

We believe we have the technology, through our exclusive patent licenses, to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to the lowest possible levels (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below) and we have demonstrated that our method for curing tobacco using the StarCured® tobacco curing process can be scaled up to meet broad commercial needs in the United States and abroad. Our focus on very low-TSNA, non-fermented smokeless tobacco products (in addition to licensing of our technology) is based, in part, on the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens. The Company expects that in the future its focus will continue to be on the development and sale of very low- TSNA non-fermented smokeless tobacco products that can be used as an alternative to cigarettes in situations where adult tobacco users either cannot or choose not to smoke.

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

Michigan, an MSA state, passed a fee statute in January 2004 that requires the payment of a $0.35 per-pack fee on cigarettes sold by non-participating manufacturers, that must be paid in advance, and is based on an estimate of projected sales by the state’s Department of Revenue. This fee is in addition to the MSA requirement that non-participating manufacturers deposit funds into escrow for each cigarette sold in an MSA state. Given the cost burden of making both the escrow payments and fee payments, we advised the Department of Revenue that we will not sell our cigarette brands in Michigan in the future. Utah and Alaska, MSA states where we had virtually no sales, also have passed additional per-pack fees imposed on cigarette sales by non-participating manufacturers. Legislation imposing a fee on cigarettes sold by non-

participating manufacturers has been introduced in a number of MSA states in 2005, but none of these bills have been enacted into law. The impact of these new fee statutes in the MSA states would be expected to negatively impact on sales in these states by all non-participating manufacturers, including Star. However, as previously noted, we have sought to focus our cigarette sales in recent years in the four non-MSA states. During the year ended December 31, 2004, approximately 90% of our cigarette sales were in non-MSA states and we believe that the percentage of sales in non-MSA states during 2005 will be somewhat higher.

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

Results of Operations

The Company’s unaudited condensed consolidated results for the periods ended June 30, 2005 and 2004 are summarized in the following table:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2005	2004	2005	2004
Net sales	$17,406,935	$15,439,773	$34,369,383	$32,600,829
Cost of goods sold	3,702,636	3,988,040	7,718,304	8,386,681
Federal excise tax	7,942,348	8,788,286	15,937,602	18,654,589
Department of Agriculture Payment	1,148,616	—	2,288,616	—

Gross profit	4,613,335	2,663,447	8,424,861	5,559,559

Total operating expenses	6,232,418	6,239,769	13,603,872	12,937,728

Operating loss	(1,619,083)	(3,576,322)	(5,179,011)	(7,378,169)

Net loss	$(2,949,031)	$(4,293,439)	$(11,430,244)	$(6,822,021)

Basic:
Loss per common share	$(0.04)	$(0.07)	$(0.16)	$(0.11)
Diluted:
Loss per common share	$(0.04)	$(0.07)	$(0.16)	$(0.11)
Weighted average shares outstanding	73,228,784	60,295,830	71,765,632	60,295,830
Diluted weighted average shares outstanding	73,228,784	60,295,830	71,765,632	60,295,830

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

Net Loss. The Company had a net loss of $11.4 million for the first six months of 2005 compared with a net loss of $6.8 million reported in the comparable 2004 period. The increased net loss in 2005 primarily reflects the impact of higher operating expenses, the write-off of the officer’s note receivable and the $4.8 million charge during the first quarter of 2005 for the conversion of approximately $9 million of debt to equity. Finally, there was no tax benefit due to a valuation analysis during 2005 compared to a $1.8 million tax benefit during 2004

In the first six months of 2005, the Company had a basic and diluted loss per share of $(0.16) compared to a basic and diluted loss per share of $(0.11) in the same period in 2004.

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