Form 10-Q/A
period 2005-09-30
STAR SCIENTIFIC INC
filed 2006-03-09
CIK 776008

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

STAR SCIENTIFIC, INC.

FORM 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the third quarter ended September 30, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2005, and is being filed to reflect the restatement of our condensed consolidated balance sheet as of September 30, 2005 and the related condensed consolidated statements of operations, cash flows and stockholders’ equity for the nine months ended September 30, 2005, as discussed in Note 10 to the unaudited condensed consolidated financial statements.

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

The effect in the financial statements included with this amendment is to increase the loss on the conversion of the convertible debentures in the original filing for the nine months ended September 30, 2005 by $1,463,486, as that amount represents the unamortized discount related to the allocation of the debt proceeds from the warrants and the beneficial conversion feature expensed in the first quarter of 2005.

We are restating the unaudited condensed consolidated balance sheet as of September 30, 2005, and the condensed consolidated statements of operations, cash flows and stockholders equity for the nine months then ended to make the following changes:

•	Increases to additional paid-in capital and accumulated deficit of $1,463,486 as of September 30, 2005;

•	An increase in the amount expensed for the nine months ended September 30, 2005 relative to the loss on the conversion of the convertible debentures by $1,463,486, increasing the net loss for the nine month period to $20,961,336; and

•	An increase to the loss per common share to $(0.29) per share from $(0.27) per share basic and diluted, for the nine months ended September 30, 2005.

Except for the foregoing amended information required to reflect the effects of the restated condensed consolidated balance sheet, statements of operations, cash flows and stockholders’ equity, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q filed on November 7, 2005. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q on November 7, 2005 or modify or update these disclosures, including exhibits on the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 7, 2005.

Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30, 2005 (Restated)	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,327,364	$7,703,072
Accounts receivable, trade	6,913,160	7,468,960
Inventories	3,555,689	1,866,379
Prepaid expenses and other current assets	421,978	571,182

Total current assets	26,218,191	17,609,593
Property, plant and equipment, net	12,172,893	15,181,692
Idle equipment	526,500	1,160,208
Intangible assets, net of accumulated amortization	882,863	922,348
Other assets	507,210	1,247,218
MSA Escrow funds	37,224,903	33,396,368

Total Assets	$77,532,560	$69,517,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,873,044	$3,000,000
Current maturities of capital lease obligations	66,735	1,422,351
Accounts payable, trade	1,942,138	3,057,068
Federal excise taxes payable	2,660,607	3,068,770
Current maturities of tobacco buyout assessment payable	752,062	—
Accrued expenses	1,874,282	1,413,183

Total current liabilities	12,168,868	11,961,372
Long-term debt, less current maturities	20,817,810	32,700,500
Capital lease obligations, less current maturities	—	45,775
Tobacco buyout program assessment payable, less current maturities	188,015	—
Deferred gain on sale-leaseback	—	16,727

Total liabilities	33,174,693	44,724,374

Commitments and contingencies (Notes 2, 4 and 9)	—	—

Stockholders’ equity:

Common stock(A)	7,515	6,618
Additional paid-in capital	85,676,540	47,751,287
Accumulated deficit	(41,326,188)	(20,364,852)
Notes receivable, officers	—	(2,600,000)

Total stockholders’ equity	44,357,867	24,793,053

	$77,532,560	$69,517,427

(A)	$.0001 par value per share, 100,000,000 shares authorized, 75,151,415 and 66,185,948 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS

ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005 (Restated)	2004
Net sales	$8,123,307	$16,642,139	$40,697,438	$49,242,968
Less:
Cost of goods sold	2,494,246	3,471,287	10,212,550	11,857,968
Excise taxes on products	4,880,100	8,557,656	20,817,703	27,212,245
Department of Agriculture Tobacco Buyout Program Assessment	2,089,243	—	4,377,859	—

Gross profit (loss)	(1,340,282)	4,613,196	5,289,326	10,172,755

Operating expenses:
Marketing and distribution	2,127,075	2,326,654	6,467,374	7,295,788
General and administrative	3,235,333	4,783,995	10,283,935	11,955,187
Depreciation	1,042,672	1,989,148	1,392,640	2,757,665
Research and development	28,068	—	97,818	28,884
Impairment loss on tobacco curing barns	2,067,092	—	2,067,092	—

Total operating expenses	8,500,240	9,099,797	20,308,859	22,037,524

Operating loss	(9,840,522)	(4,486,601)	(15,019,533)	(11,864,769)
Other income (expense):
Interest expense	(130,796)	(617,111)	(474,978)	(1,971,616)
Other income (expense)	(6)	44,815	145,672	35,042
Write-off of note and interest receivable, officer	—	—	(1,782,467)	—
Loss on conversion of debt to equity	—	—	(4,833,466)	—
Interest Income	440,232	102,784	1,003,436	201,409

Loss before income taxes	(9,531,092)	(4,956,113)	(20,961,336)	(13,599,934)
Income tax benefit	—	—	—	1,821,800

Net loss	$(9,531,092)	$(4,956,113)	$(20,961,336)	$(11,778,134)

Basic loss per common share	$(0.13)	$(0.08)	$(0.29)	$(0.19)
Diluted loss per common share	$(0.13)	$(0.08)	$(0.29)	$(0.19)
Weighted average shares outstanding, basic	73,659,767	61,686,600	72,403,949	60,745,125
Weighted average shares outstanding, diluted	73,659,767	61,686,600	72,403,949	60,745,125

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

	Common stock		Additional Paid-In Capital (Restated)	Retained Earnings (Restated)	Notes Receivable, Officers	Total
	Shares	Amount
Balances, December 31, 2004	66,185,948	$6,618	$47,751,287	$(20,364,852)	$(2,600,000)	$24,793,053
Conversion of long-term debt	3,179,810	318	12,073,407	—	—	12,073,725
Issuance of Common Stock	3,600,000	360	17,999,640	—	—	18,000,000
Stock Option Exercise	460,517	46	550,210	—	—	550,256
Warrant Exercise	1,900,000	190	7,599,810	—	—	7,600,000
Stock-based compensation	—	—	335,162	—	—	335,162
Write-off of note receivable, officer	—	—	—	—	1,700,000	1,700,000
Note receivable repayment, officers	—	—	—	—	900,000	900,000
Repurchase of stock from officers	(174,860)	(17)	(632,976)			(632,993)
Net Loss, as restated	—	—	—	(20,961,336)	—	(20,961,336)

Balances, September 30, 2005 (unaudited)	75,151,415	7,515	85,676,540	(41,326,188)	—	44,357,867

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Nine Months Ended September 30,
	2005 (Restated)	2004
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(20,961,336)	$(11,778,134)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,596,703	2,805,227
Deferred income taxes	—	(402,000)
Other non-cash charges	—	118,018
Provision for bad debt	50,000	—
Deferred gain on sale-leaseback	(16,727)	—
Stock-based compensation	335,162	937,720
Stock-based loan modification costs	—	239,276
Loss on conversion of long-term debt to equity	4,833,466	—
Loss on write-down of tobacco curing barns	2,067,092	—
Write-off of note and interest receivable, officer	1,782,467	—
Increase (decrease) in cash resulting from changes in:
Current assets	(1,004,893)	715,725
Current liabilities	90,083	(1,449,413)

Net cash flows from (used in) operating activities	(11,227,983)	(8,813,581)

Investing activities:
Purchase of intangible assets	(8,122)	—
Purchase of property and equipment	(10,649)	—
Proceeds from sale of property and equipment	—	260,316
Release of deposit	156,841	200,000

Net cash flows from (used in) investing activities	138,070	460,316

Financing activities:
Repayment of bank overdraft	—	(465,212)
Proceeds from related party borrowing	—	838,297
Collection of Notes Receivable, Officers	900,000	—
Convertible Debenture	—	9,000,000
Proceeds from stock issuance	26,150,256	28,714,999
Cash costs of stock issuance	—	(150,000)
Repurchase of stock	(632,993)	—
Payments on notes payable and capital leases	(3,874,523)	(4,667,035)

Net cash flows from (used in) financing activities	22,542,740	33,271,049

MSA Escrow fund	(3,828,535)	(6,259,869)
Increase in cash and cash equivalents	7,624,292	18,657,915
Cash and cash equivalents, beginning of period	7,703,072	—

Cash and cash equivalents, end of period	$15,327,364	$18,657,915

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$130,796	$415,832

Income tax refunds received	$14,160	$1,392,406

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

•	In the first quarter of 2005, the Company converted $9,000,000 of long-term debt plus $212,000 of accrued interest into 3,179,810 shares of common stock.

•	In the second quarter of 2005, the Company issued 143,517 shares of common stock in a cashless exercise of 230,000 stock options.

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

The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2005
Expected life of options and warrants	9-12 months
Risk free interest rate	2.17-4.01%
Expected volatility	69.0 – 93.0%
Expected dividend yield	0%

Total stock-based compensation (stock, stock options and warrants) cost recognized is as follows:

2005
Employee	$85,067
Non-employee consultants and directors	250,095

$335,162

9. Commitments and Contingencies:

In May 2001, Star filed a patent infringement action against RJR in the United States District Court for Maryland, Southern Division to enforce Star’s rights under U.S. Patent No. 6,202,649 (‘649 Patent), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the’ 649 Patent, and on August 27, 2002 the two suits were consolidated.

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

10. Restatement of financial statements:

In December 2005, the Company reconsidered its accounting relating to the debentures with detachable warrants issued in March 2004. These debentures were converted during the first quarter of 2005. As a result of the Company’s evaluation, the Company is restating its previously issued unaudited quarterly financial statements for the quarter ended September 30, 2005 and reclassifying certain balance sheet items as of December 31, 2004 to conform to the restated presentation.

Set forth below is a comparison of certain items previously reported and restated in the Condensed Consolidated Balance Sheet as of September 30, 2005 (unaudited):

	Previously Reported September 30, 2005	Adjustment	Restated September 30, 2005
Additional paid-in capital	$84,213,054	$1,463,486	85,676,540
Accumulated deficit	(39,862,702)	(1,463,486)	(41,326,188)
Total Stockholders’ equity	44,357,867	—	44,357,867

Set forth below is a comparison of certain items previously reported and restated in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2005 (unaudited):

	Previously Reported Nine Months Ended September 30, 2005	Adjustment	Restated Nine Months Ended September 30, 2005
Loss on conversion of long-term debt to equity	(3,369,980)	(1,463,486)	(4,833,466)
Loss before income taxes	(19,497,850)	(1,463,486)	(20,961,336)
Net loss	(19,497,850)	(1,463,486)	(20,961,336)
Basic and diluted loss per common share	(0.27)	(0.02)	(0.29)

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

Results of Operations

The Company’s unaudited condensed consolidated results for the periods ended September 30, 2005 and 2004 are summarized in the following table:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2005	2004	2005	2004
Net sales	$8,123,307	$16,642,139	$40,697,438	$49,242,968
Cost of goods sold	2,494,246	3,471,287	10,212,550	11,857,968
Federal excise tax	4,880,100	8,557,656	20,817,703	27,212,245
Department of Agriculture Tobacco Buyout Program Assessment	2,089,243	—	4,377,859	—

Gross profit (loss)	(1,340,282)	4,613,196	5,289,326	10,172,755

Total operating expenses	8,500,240	9,099,797	20,308,859	22,037,524

Operating loss	(9,840,522)	(4,486,601)	(15,019,533)	(11,864,769)

Net loss	$(9,531,092)	$(4,956,113)	$(20,961,336)	$(11,778,134)

Basic:
Loss per common share	$(0. 13)	$(0.08)	$(0.29)	$(0.19)
Diluted:
Loss per common share	$(0.13)	$(0.08)	$(0.29)	$(0.19)
Weighted average shares outstanding	73,659,767	61,686,600	72,403,949	60,745,125

Diluted weighted average shares outstanding	73,659,767	61,686,600	72,403,949	60,745,125

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

Net Loss. The Company had a net loss of $21.0 million for the first nine months of 2005 compared with a net loss of $11.8 million reported in the comparable 2004 period. The increased net loss in 2005 primarily reflects the impact of higher operating expenses, the decrease in sales in the first nine months, the write-off of the officer’s note receivable in the second quarter, the $4.8 million charge during the first quarter of 2005 for the conversion of approximately $9 million of debt to equity, the $1.1 million assessment by the USDA under the tobacco buyout program, and the write-down of the tobacco curing barns by approximately $2.1 million during the third quarter of 2005. Finally, there was no tax benefit due to a valuation analysis during the first nine months of 2005 compared to a $1.8 million tax benefit during the comparable period in 2004.

In the first nine months of 2005, the Company had a basic and diluted loss per share of $(0.29) compared to a basic and diluted loss per share of $(0.19) in the same period in 2004.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In May 2001, Star filed a patent infringement action against RJR in the United States District Court for Maryland, Southern Division to enforce Star’s rights under U.S. Patent No. 6,202,649 (‘649 Patent), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the’ 649 Patent, and on August 27, 2002 the two suits were consolidated.

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