Form 10-K
period 2005-12-31
STAR SCIENTIFIC INC
filed 2006-03-14
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.0001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, on accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 30, 2005 was approximately $227,954,405. Shares of voting stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each class of common equity as of March 14, 2006: 77,151,415 shares of Common Stock.

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

Through its StarCured® tobacco curing program in the period 1999-2003, the Company purchased or arranged for the purchase of very low-TSNA flue-cured tobacco (cured by farmers using the StarCured® tobacco curing process), for resale to Brown & Williams Tobacco Corporation (“B&W”). As described below in “Segments and Products — Leaf Tobacco”, the Company suspended the purchase and sale of such low-TSNA flue-cured tobacco in 2004 and has subsequently notified its participating farmers each year thereafter that it currently was not in a position to purchase tobacco from them, but hoped to resume such purchases in the future.

Historically, the vast majority of the Company’s revenues have been generated through the sale of its discount cigarettes which are currently sold under the following brands: SPORT®, MAINSTREET® and G-SMOKE®. In 2004, in order to consolidate its brands, the Company phased out the VEGAS® brand. The Company expects cigarette sales to be its most significant source of revenue for the foreseeable future, notwithstanding its long-term focus on low-TSNA smokeless tobacco products. Although ST’s cigarettes are sold through approximately 67 tobacco distributors throughout the United States, the Company has sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas where it does not incur escrow obligations under the tobacco Master Settlement Agreement (“MSA”).

Star Scientific’s long-term focus continues to be the research, development and sale of products that expose adult tobacco users to lower levels of toxins. The Company’s overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. The Company fully accepts the evidence that links smoking tobacco with a variety of diseases and premature death and believes that it is highly unlikely that the health risks of smoked tobacco can be completely eliminated. Star believes it was the first company to state unequivocally that “there is no such thing as a safe cigarette”, and to affix to the back of the package of its first premium low-TSNA product, Advance®, a package “onsert” which contained not only scientifically verified comparative content data, but also additional health warnings. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other conventional tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, the Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products in the least hazardous manner possible, given available technology, particularly through the StarCured® tobacco curing process. (See “Research and Development” below.) However, since the last half of 2003, the Company has deferred such research projects due to its cost-cutting efforts and has concentrated its resources and efforts on its patent infringement lawsuit against R.J. Reynolds Tobacco Company (“RJR”), the first phase of which was tried before the Court during the period January 31 to February 8, 2005. The extent of future research efforts will depend, in part, on the results of the RJR litigation.

The Company has an exclusive, worldwide license from Regent Court Technologies, LLC under twelve patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process, as discussed herein, involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke.

The Company is the exclusive licensee of two patents that are the subject of its ongoing lawsuit against RJR. The outcome of this litigation is crucial for the Company with respect to its ability to expand the value of its patents and is currently the primary focus of the Company’s efforts to defend and enforce its intellectual property rights. See “Legal Proceedings” under Item 3 for more information on the RJR patent infringement action and see “Factors That May Affect Future Results” under Item 1 for further information on the importance of defending the Company’s intellectual property rights.

The Company believes it has the technology through its patent rights to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to the lowest possible levels. Further, the Company has demonstrated through the StarCured® barn program that its method for curing tobacco using the StarCured® tobacco curing process can be scaled up to meet broad commercial needs in the United States and abroad. Given the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens, the Company’s focus over the last five years has centered on the development and commercialization of very low-TSNA, non-fermented smokeless tobacco products that can be used as alternatives to cigarettes in situations where adult tobacco users either cannot or choose not to smoke. The Company expects that in the future its focus will continue to be on the development and sale of very low-TSNA non-fermented smokeless tobacco products, as well as on encouraging other tobacco manufacturers to sublicense the StarCured® tobacco curing technology to produce very low-TSNA tobacco (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below). The Company actively markets two very-low TSNA products: (1) ARIVA®, a compressed powdered tobacco “cigalett®”; and (2) STONEWALL Hard Snuff®, a non-fermented, spit-free™ “hard tobacco” product for moist snuff users. The tobacco in each of the Company’s smokeless products is 100% StarCured® very low-TSNA tobacco. Previously, the Company had manufactured a low-TSNA moist snuff (Stonewall® moist snuff) and a low-TSNA dry snuff (Stonewall® dry snuff). With the introduction of STONEWALL Hard Snuff®, the Company discontinued the manufacture of Stonewall® moist snuff and has not been actively marketing Stonewall® dry snuff. To date, ARIVA® and STONEWALL Hard Snuff® have not generated significant revenues. The Company’s smokeless products are described in greater detail in “Segments and Products – Smokeless Tobacco”.

Star and B&W have, for a number of years, been party to multiple, substantial commercial relationships. These have included arrangements with respect to the financing of StarCured® tobacco curing barns, purchases of StarCured® tobacco by B&W, and licensing arrangements related to StarCured® tobacco, other low-TSNA tobacco, and very low-TSNA cigarettes and smokeless tobacco products. See discussion in “Relationship with B&W” below regarding the history of the Company’s contractual arrangements with B&W, and the combination of the operations of B&W and RJR in 2004.

As noted above, historically the Company’s revenues have been generated principally through ST. ST, a Virginia corporation, was incorporated in 1990 and, until 1994, was primarily in the business of manufacturing cigars and cigarettes for others as a contract manufacturer. By late 1994, ST had commenced development and commercialization of its own brands of discount cigarettes using primarily Virginia flue-cured tobacco, which competed principally on the basis of price. Around the same time, ST commenced a research and development program relating to a range of tobacco products that deliver fewer toxins as well as tobacco cessation products. Shortly thereafter, ST shifted its near-term research to technology focused on reducing the carcinogenic TSNAs, particularly the NNNs and NNKs, in the tobacco leaf and tobacco smoke.

In February 1998, ST completed a share exchange with Eye Technology, Inc., a publicly held OTC Bulletin Board company based in Minneapolis, Minnesota. Eye Technology was organized as a Delaware corporation in 1985. While Eye Technology became ST’s parent corporation, in effect control of Eye Technology shifted to the former stockholders of ST and the management of ST became the management of Eye Technology. By December 30, 1998, the assets and liabilities that comprised the pre-merger business of Eye Technology had been sold or liquidated, and the stockholders of Eye Technology voted to change its name to Star Scientific, Inc. Star’s primary corporate focus from that time forward has centered on the sales, marketing and development of tobacco products which expose adult tobacco users to lower levels of toxins and potentially may be proven to reduce risk in the future after further long-term peer reviewed clinical trials.

Products

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

Under a Letter Agreement with Star, dated August 14, 2003 (the “Letter Agreement”), B&W agreed to purchase 15 million pounds of tobacco directly from the Company’s StarCured® farmers in 2003. As part of the Letter Agreement, B&W received for its own benefit certain StarCured® leaf inventories previously warehoused by B&W on the Company’s behalf. Star recognized a loss of $4.3 million associated with the leaf inventory transferred to B&W which is included in the $9.8 million of other expenses in the accompanying 2003 consolidated statement of operations. B&W further agreed to extend the Company’s loan repayment schedule for certain StarCured® barns that it financed from 60 months to 96 months. As a result of this extension, the balance of the notes are payable by the Company in equal consecutive monthly installments that began on January 3, 2006. Under the Letter Agreement, B&W was relieved of its obligation to purchase tobacco from Star in the future.

Beginning in 2004, Star notified its StarCured® farmers that since B&W was no longer obligated to purchase all of the tobacco produced by its participating StarCured® farmers, the Company could not commit to purchase tobacco from the StarCured® farmers during the next growing season. In 2004 and each year thereafter, Star advised its participating StarCured® farmers that they could use the StarCured® tobacco curing barns during the upcoming growing season, but that they would need to make arrangements to sell their tobacco to other parties. Star further advised its participating farmers that depending on the outcome of certain business ventures, as well as the pending patent infringement case against RJR, it hoped to fully reinstate the StarCured® tobacco curing program in the future and to be in a position to make purchases directly from participating StarCured® farmers. In 2005, as a result of the lifting of controls on the production of tobacco and the elimination of price supports under Federal tobacco buyout legislation, the amount of tobacco cured in the StarCured® tobacco curing barns decreased significantly. As a result, in 2005, the Company wrote down the value of the tobacco curing barns by approximately $2.5 million to reflect the current value of the barns.

Smokeless Tobacco Products

Over the past five years, the Company has been engaged in the development of very low-TSNA, non-fermented smokeless tobacco products that could provide adult tobacco users with a viable alternative to cigarettes for use in situations and environments where they cannot smoke or when they choose not to smoke. This development effort was encouraged by the

Company’s Scientific Advisory Board and other independent scientific, medical, and public health advisors who urged Star to accelerate the development of smokeless products using 100% StarCured® very low-TSNA tobacco, because smokeless products have far fewer toxins than conventional cigarettes. Cigarette smoke contains more than 4,000 chemical compounds, 43 of which are known to be carcinogenic. A number of respected scientists and researchers throughout the World believe that the only major or prevalent biologically significant carcinogenic toxins in non-fermented smokeless tobacco are the TSNAs, particularly the NNNs and NNKs.

On September 28, 2001, the Company introduced its first two very low-TSNA snuff products (a moist and a dry snuff) under the brand name Stonewall®. On November 14, 2001, Star introduced ARIVA® cigalett® pieces as its first hard tobacco smokeless tobacco product. ARIVA® is a compressed powdered tobacco product designed to dissolve completely in the mouth without leaving any residue or requiring expectoration. Star’s sales of ARIVA® have been de minimis since its introduction compared to cigarette sales. In an effort to market a hard tobacco product to adult tobacco users who are familiar with using smokeless tobacco products, the Company during the second quarter of 2003 began a commercial test market of a new, non-fermented spit-free™ “hard tobacco” product for moist snuff users, called STONEWALL Hard Snuff®, which is made from non-fermented 100% low-TSNA StarCured® tobacco plus natural and artificial flavorings, as well as other ingredients. In light of its increased emphasis on hard tobacco products, the Company discontinued the manufacturer of Stonewall® moist snuff and has not sought to actively market Stonewall® dry snuff.

While ARIVA® was broadly distributed in retail outlets throughout the United States sales have been de minimis since its introduction compared to the Company’s cigarette sales. Based on the continued, de minimis sales of ARIVA® and the passage of time, management believes the number of locations actively selling ARIVA® as of the end of 2005 is less than 5,000 stores. The Company believes acceptance of ARIVA® as an alternative to cigarettes has continued to be adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®; (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® in 2002 and 2003 by certain state attorneys general and certain public health advocacy groups which appeared in various newspapers and FDA filings; (4) the fact that ARIVA® requires smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop name brand recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users. Given the need for a significant change in habit by smokers, the Company believes that the effective marketing of its hard tobacco products would be enhanced by licensing agreements with other major tobacco manufacturers.

The Company initially test marketed STONEWALL Hard Snuff® in approximately 80 stores in the Richmond, Virginia area and, beginning late in the third quarter of 2003, expanded its commercial distribution into the four non-MSA states and other locations where the Company can support the product with assistance from its existing sales force. By the beginning of the second quarter of 2004, STONEWALL Hard Snuff® had been introduced into approximately 7,000 locations and that number has remained fairly constant since that time. STONEWALL Hard Snuff® now represents a majority of Star’s hard tobacco sales, although Star’s total smokeless tobacco sales continue to be de minimis compared to its cigarette sales. Sales of STONEWALL Hard Snuff® and ARIVA® have continued to be impacted by the Company’s working capital constraints which have limited expenditures for marketing and product placement.

ARIVA® and STONEWALL Hard Snuff® are currently marketed nationwide by ST through both its network of established tobacco distributors and through new distributors with whom ST has not previously utilized to market its cigarette products. These sales have been generated in part through our existing sales force. In addition, the Company has introduced ARIVA® and STONEWALL Hard Snuff® through direct arrangements with several national retail chains, including CVS and RiteAid drug store chains and through other national distributors experienced with consumer products. The Company expects that the successful marketing of ARIVA® and STONEWALL Hard Snuff® on a broad basis will require the expenditure of substantial funds, which the Company will need to obtain from external financing, the availability of which cannot be assured. (See “Liquidity and Capital Resources” under Item 7 for more information on the Company’s liquidity.) In 2001, the Company entered into an agreement with B&W (the Hard Tobacco Agreement) to test market a very low TSNA smokeless tobacco product. This Hard Tobacco Agreement was terminated in December 2004. In the second quarter of 2004, the Company entered into an agreement with another tobacco manufacturer for the licensing of low-TSNA hard tobacco. Under that agreement, the manufacturer conducted an initial assessment of a hard tobacco product in 2004 and the agreement further anticipated that the manufacturer would test market the hard tobacco product subsequent to the initial assessment.I It is not certain when, or if, the test market will take place. Accordingly, the Company does not anticipate receiving any royalties under this agreement in the foreseeable future.

There were no export sales of smokeless tobacco products by the Company in 2005.

Discount Cigarettes

Traditionally, sales of discount cigarettes have represented the substantial majority of ST’s revenues and although the Company’s sale of discount cigarettes has experienced a decline since 2000, the Company anticipates that such sales will continue to be its primary revenue source for the foreseeable future. ST currently sells three brands of discount cigarettes through approximately 67 tobacco distributors throughout the United States. ST will continue to manufacture discount cigarettes until the Company can transition from the smoked tobacco business to the sales of very low-TSNA smokeless tobacco products and the licensing of its technology for producing low-TSNA tobacco and related products. These cigarettes, which are sold as discount brands, accounted for approximately 100% of the Company’s net sales in both 2004 and 2005. ST does not engage in extensive advertising or marketing programs for its cigarette products, but relies primarily upon communications with distributors, product placement by its field sales force (the field sales force focuses primarily on placing ST’s products with retailers in the four non-MSA states, Florida, Minnesota, Mississippi and Texas), pricing appropriate for discount cigarettes, and, to a lesser extent, brand recognition, product appearance and taste in order to compete in the marketplace. ST has chosen to focus its cigarette sales in the four non-MSA states because sales in those states are not subject to MSA escrow obligations. (See “Liquidity and Capital Resources” under Item 7 and “Tobacco Master Settlement Agreement” under “Government Regulation” for a more detailed description of the cash implications of making payments into the MSA escrow accounts.) ST has avoided any marketing or advertising efforts aimed at young persons, and the Company is committed to keeping its products out of the hands of youngsters. There were no export sales of cigarettes by the Company in 2005. In 2004, in order to consolidate its brands, the Company phased out its VEGAS® brand of cigarettes.

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

Low-TSNA Cigarettes

Star launched the first low-TSNA cigarette, Advance®, in October 2000 in two test markets—Richmond, Virginia and Lexington, Kentucky. Advance® was the first conventional cigarette specifically manufactured to diminish the amount of exposure to highly carcinogenic TSNAs. The Advance® cigarette reduced additional toxic smoke constituents through a unique activated carbon/acetate filter. Advance® also differed from conventional premium brands because it provided adult tobacco consumers with enhanced health warnings (not required by the Surgeon General), on the back of the package and “onserts” that contained comparative content information and additional health-related information. In 2001, B&W initiated a test market of a version of the Advance® cigarette in Indianapolis, Indiana and expanded the test market to Phoenix, Arizona in 2004. Star received only de minimis royalties from B&W on the Advance® cigarettes during the test market period. Following the combination of B&W and RJR in 2004, the test market was discontinued.

In September 2003, an article was published in Tobacco Control regarding research undertaken by the Institute for Drug and Alcohol Studies, Virginia Commonwealth University on the version of the Advance® cigarettes test marketed by B&W. The study, which was supported by, among others, a United States Public Health Service Grant, was designed to develop a method for evaluating the carcinogen delivery of potential reduced-exposure products (“PREPs”). The study, which measured a number of factors, found that smokers using Advance® cigarettes had slightly lower levels of carbon monoxide, equivalent cotinine levels, and 51% lower levels of NNAL (one TSNA biomarker) than when those smokers used their own brands of cigarettes.

Tobacco-Flavored Chewing Gum and Lozenges and Chewing Gum Containing Tobacco Extract

Prior to the decision to concentrate on the development of products for adult tobacco users that incorporate very low-TSNA StarCured® tobacco, the Company sought to develop both cessation products and a product intended to help patients who relapsed after a trial of smoking cessation to prepare for another cessation attempt. To aid this development, the Company secured two Investigational New Drug Applications (“IND”) from the FDA. While the initial results of the IND protocol testing of these products were positive, the Company determined that further testing as well as the preparation and submission of required marketing applications to the FDA would not only be costly and time consuming, and require a major scientific infrastructure which the Company did not have and could not afford at the time, but also that further development of these products would not be feasible without support from a major pharmaceutical company. Accordingly, the Company made the business decision that it was unlikely that the development of cessation-related products on its own would produce an adequate return on investment. The Company has explored entering into a joint venture, partnership and/or technology license as a means to develop cessation-related products and would prefer to work with a major pharmaceutical company with significant resources and experience and the scientific and regulatory infrastructure that could assist and accelerate the approval process required for market entry. While the Company continues to look for opportunities to broaden the distribution and acceptance of low-TSNA smokeless tobacco products as less hazardous alternatives to cigarettes as well as explore other available options for the sale of its products, at this point in time the Company is focused on other objectives, as set forth above.

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

By the end of 2005, ST reduced its field sales personnel and merchandisers to 43 down from 62 at the end of 2004. The remaining sales force continues to be primarily positioned in Florida, Minnesota, Mississippi and Texas.

It has been ST’s strategy to rely to a large degree upon the sale of its discount cigarette brands to distributors in the non-MSA states who, in turn, promote ST’s discount cigarette brands to retail customers in those states. ST provides its distributors with point-of-sale materials such as posters, pole signs, display racks and counter top and floor displays for redistribution to retailers. Also, ST produces marketing materials for use by distributors and their direct sales force to promote the sale of ST tobacco products to their retail customers.

ST sells its smoked and smokeless tobacco products through approximately 105 tobacco distributors throughout the United States. Of these 105 distributors, approximately 65 are located in Florida, Mississippi, Minnesota, and Texas, where the Company’s sales force is now concentrated and where it does not have obligations to make payments into escrow under state qualifying statutes enacted pursuant to the MSA for sales of cigarette products. The distributors maintain state and, where applicable, municipal government tobacco product licenses, and apply state and/or local tax stamps when needed to resell the tobacco products. ST delivers its products directly to distributors mainly by common carrier trucks. ST’s distributor customers primarily serve convenience stores, gas stations and other outlets and retail stores. No one distributor accounted for more than 33.2% of ST’s revenues in 2005 or 40.8% of ST’s outstanding receivables as of December 31, 2005. While ST sells its smoked and smokeless tobacco products through approximately 105 tobacco distributors, the number of distributors selling the Company’s smoked tobacco products decreased from approximately 129 in 2004 to 67 in 2005, mainly due to the focus on sales in the four non-MSA states and increased price competition. ST’s shipment volume for discount cigarettes during 2005 decreased approximately 32% to 1.2 billion units from 2004’s shipment volume of approximately 1.8 billion units, reflecting significant competition from other manufacturers, a continued commitment by the Company to concentrate the field sales force and sales efforts in four states, the continued focus on its series of smokeless tobacco products and the Company’s concentration on its intellectual property for producing low-TSNA tobacco and related products. In marketing ARIVA® hard tobacco cigalett® pieces and STONEWALL Hard Snuff®, the Company has sought to position the products using many of the same distribution channels that it uses for its cigarette sales. As part of its marketing and distribution effort, the Company also has negotiated agreements with a number of national retail chains, including CVS and RiteAid drug store chains and other national distributors experienced with selling consumer products.

Purchasing

In 2000-2002, Star purchased its low-TSNA flue-cured tobacco for its leaf tobacco sales from approximately 200 participating tobacco farmers (“StarCured® farmers”) who cure their tobacco in specially designed StarCured® barns pursuant to long-term contracts entered into with the Company. There were no sales of tobacco leaf during 2003 because under the August 14, 2003 Letter Agreement with B&W, described previously in this report, B&W agreed to purchase StarCured® tobacco directly from the Company’s participating StarCured® farmers. Beginning in 2004, Star notified the participating StarCured® farmers that since B&W was no longer obligated to purchase StarCured® tobacco from the Company, it currently was not in a position to purchase tobacco from them, and that while the farmers could continue to use the StarCured® tobacco curing barns, they would have to find other buyers for their tobacco. Depending on the outcome of certain business ventures, including its pending patent infringement lawsuit against RJR, Star hopes to fully reinstate the StarCured® tobacco curing program in the future and to be in a position to make purchases directly from participating StarCured® farmers.

During 2005, ST purchased “cut rag” tobacco (tobacco that has been cut, processed and flavored to ST’s specifications for cigarettes) for its cigarettes from a variety of sources, which allowed ST to avoid having to dedicate substantial amounts of working capital to tobacco inventories (at the end of 2005, Star only inventoried enough tobacco for work-in-progress purposes) and to obtain less expensive tobacco. (See “Manufacturing” below for a description of the Company’s manufacture of cigarettes) ST continues to use all Virginia very low-TSNA flue-cured StarCured® tobacco in its smokeless tobacco products and believes that it will be able to obtain a sufficient supply of StarCured® tobacco for future needs directly from its StarCured® farmers.

Star’s scientific and technical advisors believe that the StarCured® process is applicable to burley tobacco. However, no assurances can be given at this time that the low-TSNA StarCured® tobacco curing process for burley tobacco will be successfully developed and commercialized. Since 2000, Star has maintained a burley tobacco program with a number of burley farmers in Kentucky in conjunction with the Burley Tobacco Growers Cooperative Association, Inc. In 2005, as it had done over the past several years, the Company did not purchase any burley tobacco from the farmers participating in its burley program and a number of StarCured® barns were removed from Kentucky in 2005 and relocated in Virginia and/or North Carolina. Moreover, because the tobacco in Star’s smokeless tobacco products is 100% flue-cured low-TSNA StarCured® tobacco, the Company’s need for a low-TSNA burley tobacco is expected to decline as the Company shifts its emphasis to smokeless tobacco products. The Company is in the process of determining whether to relocate all of its Kentucky barns and make minor modifications to those barns so that they can be used by farmers producing flue-cured tobacco.

Manufacturing

All of the flue-cured tobacco that the Company plans to use in Star’s smokeless tobacco products, but not in the Company’s discount cigarettes, will be cured using the StarCured® tobacco curing process. The StarCured® tobacco curing process involves controlling certain conditions in the tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The specially designed curing barns that utilize the StarCured® tobacco processing technology were manufactured exclusively for Star by Powell Manufacturing Company of Bennettsville, South Carolina (“Powell”). These specially designed barns, which are owned or leased by the Company, are erected on site at the tobacco farms and provide Star with its source of very low-TSNA tobacco. Approximately 975 barns have been delivered to farmers who currently produce flue-cured tobacco and Star maintains approximately 60 barns in Kentucky in connection with the research, development and testing of the StarCured® tobacco curing process for burley tobacco.

Star does not anticipate purchasing any additional barns in the foreseeable future. Since the Company has a sufficient supply of tobacco curing barns for its own purposes, it is also considering selling certain of the barns to its participating StarCured® farmers or other third parties. Under an Agreement with Star, dated April 25, 2001, B&W agreed to finance all of the StarCured® tobacco curing barns on an interest-free basis through January 1, 2005. The Letter Agreement dated August 14, 2003, extended that interest-free date to December 31, 2005 and increased the number of monthly installments from 60 payments under the 2001 Agreement to 96 payments, with the first of such monthly installments paid by Star in 2006. Subsequent to April 2001, Star entered into a series of sale/leaseback transactions for approximately 590 barns and, as part of these transactions and in order to have B&W release its collateral interest in the barns, Star agreed to pay 4/14ths of the proceeds to B&W to reduce its long-term indebtedness. From an initial loan balance of $29 million in April 2001, the Company reduced the amount of outstanding debt to approximately $20 million as of December 31, 2005. Under certain sale/leaseback transactions, Star had financed the barns with certain financial institutions and agreed to repurchase the barns at the end of the lease period. Currently, Star has approximately $40,000 of principal remaining on one remaining financing lease which has not yet reached maturity.

In early 2000, Star’s processing facility in Chase City, Virginia underwent a substantial expansion of its capacity to process significantly larger amounts of low-TSNA tobacco, to provide sufficient space for the installation of new equipment to be used in conjunction with the manufacturing of the Company’s smokeless tobacco products and to install a state of the art laboratory to test for TSNAs. This expansion allowed Star to process approximately 19 million pounds of StarCured® tobacco during each of the three growing season from 2000-2002, and approximately 15 million pounds in 2003. In 2004 and again in 2005, the Company arranged for the Flue-Cured Cooperative Stabilization Corporation to sublease the receiving portion of its facility for four months (August – November 2004) and to operate a tobacco marketing center there during those growing seasons.

Since January 1, 2003, the Company has reduced cost of goods sold by resuming the in-house manufacturing of all of its cigarettes at its Petersburg, Virginia manufacturing facility and by reducing the cost for tobacco and filters used in its discount cigarettes. The Company anticipates that the manufacturing capacity in Petersburg should be sufficient to satisfy the manufacturing needs for its cigarettes for the foreseeable future, given its current manufacturing levels. The Company will continue to manufacture cigarettes until it can transition from its smoked tobacco business, which will depend on the success of the efforts to develop and license the intellectual property to which it is the exclusive licensee and the expansion of the Company’s low-TSNA smokeless tobacco product sales and licensing efforts.

In 2002, Star installed at Chase City a high-speed manufacturing line in a portion of its Chase City, Virginia tobacco receiving building for the production of ARIVA® hard tobacco cigalett® pieces, Stonewall® dry snuff and STONEWALL Hard Snuff®. The Company does not anticipate ordering additional ARIVA® equipment until the existing production line is at nearly full capacity. The Company also has a second facility in Chase City adjacent to its receiving station. This facility has approximately 91,000 square feet of space that can accommodate both manufacturing lines and an expanded testing facility, and has 9,000 square feet of office space located on approximately nine acres of land. This facility was purchased during 2002 by the Mecklenburg County and Chase City Industrial Development Authorities and they, along with Star, renovated the facility to Star’s specifications. Star entered into a long-term lease with an option to purchase this facility. The Company is currently evaluating its current manufacturing capacity in Chase City, given the continued de minimis sales of ARIVA® and STONEWALL Hard Snuff®.

The Company believes its manufacturing facilities provide more than sufficient capacity for it to meet the current demand for its very low-TSNA smokeless products, as well as to meet the demand for cigarette products.

Relationship with B&W

On October 12, 1999, the Company and B&W entered into a Master Agreement under which B&W, among other things, agreed to purchase StarCured® tobacco. On April 25, 2001, the Company and B&W entered into a Restated Master Agreement that provided for increased purchases of StarCured® tobacco by B&W.

In 2000-2002, Star produced and delivered to B&W approximately 19 million pounds of very low-TSNA StarCured® tobacco annually. On August 14, 2003, B&W and Star executed a Letter Agreement relating to the StarCured® tobacco curing leaf program. Under the Letter Agreement, B&W agreed to purchase 15 million pounds of tobacco directly from the Company’s StarCured® farmers and up to an additional 3.7 million green-weight pounds of tobacco at its contract price during 2003. As part of the Letter Agreement, B&W was relieved of its obligation to purchase tobacco from Star in the future. Further, pursuant to the Letter Agreement, B&W became the beneficial owner of certain StarCured® tobacco inventories that it had been warehousing for the Company, and Star recognized a loss of $4.3 million associated with the leaf inventory transferred to B&W.

Beginning in 2004, Star notified its StarCured® farmers that since B&W was no longer obligated to purchase all of the tobacco produced by its participating StarCured® farmers, the Company could not commit to purchase tobacco from them. In 2004 and each year thereafter, Star has advised its participating StarCured® farmers that they could use the StarCured® tobacco curing barns during the upcoming growing season, but that they would need to make arrangements to sell their tobacco to other parties. Star further advised its participating StarCured® farmers that depending on the outcome of certain business ventures, as well as the pending patent infringement case against RJR, it hoped to fully reinstate the StarCured® tobacco curing program in the future and to be in a position to make purchases directly from participating StarCured® farmers.

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

Under the Restated Master Agreement, B&W also agreed to restructure approximately $29 million of debt (which now is approximately $20 million) into long-term debt with no interest accruing or principal payments required until January 2005, after which interest and principal would be payable over five years. The date for repayment of the loans subsequently was extended on several occasions, most recently on August 14, 2003. As part of the Letter Agreement, B&W agreed to extend the loan repayment schedule from 60 months to 96 months, in equal consecutive monthly installments that began on January 3, 2006. The debt is secured by tobacco leaf inventory and certain of the tobacco curing barns. Star and ST have guaranteed payment of the other’s obligations. Once the outstanding loan balance is reduced to $10 million, the collateral, except for the Star and ST guarantees, will be released by B&W.

Pursuant to one of the April 25, 2001 Agreements, B&W took over all aspects of the Advance® low TSNA cigarette in return for royalty payments (initially 40 cents per carton which then decreased over time) on the sales of that cigarette (see “Low TSNA cigarettes” above).

Further, pursuant to another agreement entered into on April 25, 2001 (the “Hard Tobacco Agreement”), as amended, B&W had a non-exclusive right to purchase and sell hard tobacco manufactured by Star, in return for royalty payments on the sales of these products. On December 14, 2004, Star received notice from RJR (as purported successor to Brown & Williamson Tobacco Corporation) and Brown & Williamson Holdings, Inc. (formerly known as Brown & Williamson Tobacco Corporation) that the hard tobacco market test conducted under the Hard Tobacco Agreement was unsuccessful and that consequently the Hard Tobacco Agreement was terminated on December 14, 2004. Pursuant to the Hard Tobacco Agreement, as a result of the this termination, B&W and RJR, as the purported and self-described successor to B&W, are prohibited from manufacturing, selling or distributing a hard tobacco product, or competing with Star in the manufacture, sale or distribution of a hard tobacco product, for a period of four years.

In the fourth quarter of 2003, Star and B&W also entered into a letter agreement which, in part, restructured and consolidated all of Star’s outstanding trade payables to B&W. Under this letter agreement, the then-total trade payables due to B&W was to be paid in monthly principal payments of $250,000 beginning in January 2004 (later extended to January 2005) as well as monthly interest at an interest rate of prime plus 1% on the outstanding balance. As of December 31, 2005 the balance on the trade payable was $4,961,743.

On July 30, 2004, RJR, a subsidiary of B&W, and certain of their affiliated tobacco businesses combined operations under the publicly traded holding company, Reynolds American Inc. (“RAI”), which is 42% owned by British American Tobacco PLC, the parent of B&W. In the patent litigation discussed herein, RJR took the position that the new operating entity established as a result of this combination transaction assumed all of the rights and obligations under the agreements previously entered into between Star and B&W, and moved to dismiss the Company’s patent infringement lawsuit against RJR on that basis. After full briefing, the Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign the Star/B&W agreements to the new subsidiary but that Star had not consented to the assignment. The Court further found that the de facto merger doctrine did not apply. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations did not impact the claims asserted in the patent litigation. Star has also been advised by Brown & Williamson Holdings, Inc., the surviving B&W entity, that the tobacco and cigarette division of B&W has been combined with the operations of RJR.

For additional information on our relationship with B&W, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “General” and “Manufacturing” under this Item 1.

Competition

In the discount cigarette segment of the market, price is one of the principal competitive factors. However, customer familiarity with brands, market accessibility and service also play a role. The Company’s primary competition for cigarettes traditionally has been from the four “majors”, that is, Philip Morris, the brands of which accounted for approximately 50% of all cigarette sales in the United States in 2005, R.J. Reynolds and B&W (now RAI), Lorillard, and Vector Group, Ltd. (the parent company of Liggett), each of which has substantially greater financial and operating resources than the Company. The Company also encounters significant competition from several other smaller U.S. manufacturers of cigarettes, as well as importers of cigarettes manufactured in foreign countries. Many of these manufacturers and importers have substantially greater financial, manufacturing, marketing and other resources than the Company. Further, the Company has faced increased competition from foreign manufacturers who are not participating members of the MSA. Despite the requirements of the MSA, many of the newer discount competitors have not made, and it appears do not intend to make, deposits into escrow accounts required by the MSA. Due to the price-sensitive nature of the discount segment of the cigarette market, this has allowed these newer discount competitors to undercut the current discount market and unfairly compete against ST for discount cigarette sales. Although a number of states have initiated litigation against some of these companies for failure to make escrow payments on sales in those states, it is unclear whether such litigation will adequately resolve this issue.

In 2001, Vector Group, Ltd. introduced a reduced-toxin cigarette that it represented contained fewer toxins, including TSNAs, than other conventional brands. It appears that this brand was not successful in its market entry. Vector has also introduced a cigarette brand manufactured with genetically modified tobacco and makes similar types of claims for this product. It also appears that this brand was not successful in its market entry. In November 2001, B&W began an expanded test market in Indianapolis, Indiana of its version of the Advance® low-TSNA cigarette that Star and B&W jointly developed and expanded the test market to Phoenix, Arizona in 2004. Swedish Match has worked with various varieties of tobacco under crop management environments and other methods in an effort to maintain low-TSNA levels in its smokeless products. In 2001, Swedish Match introduced a new smokeless tobacco product in the United States that claims to have reduced levels of carcinogens. U.S. Smokeless Tobacco has also been test marketing a pouch smokeless tobacco product which it claims has low levels of TSNAs.

ARIVA® compressed tobacco cigalett® pieces are intended to compete with conventional cigarettes and to be used by adult smokers in situations and environments when they cannot or choose not to smoke. Accordingly, the Company believes ARIVA® will primarily compete for market share against large tobacco manufacturers that dominate the cigarette industry, as opposed to traditional competitors in the smokeless market. ARIVA® is priced competitively with cigarettes.

The Company’s STONEWALL Hard Snuff® primarily competes with other smokeless tobacco companies such as US Smokeless Tobacco Company, Conwood and Swedish Match, because STONEWALL Hard Snuff® is intended to compete with moist snuff tobacco products. STONEWALL Hard Snuff® is priced at a discount to traditional moist snuff products.

B&W obtained very low-TSNA StarCured® tobacco from Star or its participating StarCured® farmers during the 1999-2004 growing seasons. Further, the United States Department of Agriculture (“USDA”) announced in 2002 that it would not provide full price supports for flue-cured tobacco that was not cured in a manner to reduce or limit the levels of TSNAs in the cured tobacco leaf, and the tobacco industry earlier had announced an initiative to facilitate the production of low-TSNA flue cured tobacco. As a result, virtually all flue-cured tobacco grown in the United States since 2001 has been cured in a manner to reduce the levels of TSNAs. Star believes that, if it is successful in commercializing its unique low-TSNA tobacco products and enforcing the patents for the technology used to produce such products, to which it is the exclusive licensee, many of the major tobacco companies will also seek to market such low-TSNA tobacco products and may seek to sublicense the technology for producing low-TSNA tobacco from the Company.

Smoking cessation products that are approved for sale in the United States by the FDA are designed to wean the smoker from nicotine addiction over a period of time ranging from 30 days to six weeks. These products are referred to as “nicotine replacement therapies”. Some of these products are sold over the counter and others are available by prescription. Although such pharmaceutical products are not intended to be substitutes for tobacco products, it is generally recognized that many smokers use such products for tobacco maintenance. Accordingly, such products may compete with ARIVA® in the “When You Can’t Smoke”™ market. There are also non-tobacco cigarettes produced with fillers such as lettuce and herbs. In addition to the use of consumable products for smoking cessation or reduction purposes, medical practitioners and others have developed a variety of programs intended to assist a person in withdrawing from nicotine dependence. Treatments used include psychological counseling, hypnosis, group therapy and behavior modification techniques. There can be no assurance that in the future Star’s competitors will not succeed in developing technologies and products that are more effective than Star’s product candidates, that are less toxic than Star’s products, or that would render Star’s products obsolete or non-competitive.

Government Regulation

The manufacture and sale of cigarettes and other tobacco products are subject to extensive federal and state governmental regulation in the United States and by comparable authorities in many foreign countries. The manufacture and sale of tobacco products is regulated by the Tax and Trade Bureau (the “TTB”) under authority of the Department of the Treasury, and the Internal Revenue Code of 1986, as amended (26 U.S.C. § 5701 et seq.) and the Company has been granted manufacturing licenses from the TTB for its facilities in Chester, Chase City and Petersburg, Virginia. Also, the Federal Trade Commission (the “FTC”) regulates the warnings on tobacco product labels and the advertising of tobacco products under the Federal Cigarette Labeling and Advertising Act (15 U.S.C. §§ 1331- 1341) and the Comprehensive Smokeless Tobacco Health Education Act of 1986 (15 U.S.C. §§ 4401- 4408). In accordance with these statutes, the Company has submitted plans for the labeling and advertising of its tobacco products that have been approved by the FTC in its role as the agency responsible for implementing these statutes. Many states also require manufacturers of tobacco products to obtain a cigarette license or a tobacco product license in order to sell tobacco products. Where required, the Company has obtained the necessary state licenses to permit it to sell cigarettes and other tobacco products. States also regulate the age at which adult consumers may purchase tobacco products and the locations where tobacco products can be sold. Many states over the past few years have placed increased restrictions on the purchase and use of tobacco products.

Multiple bills have been introduced in both the United States Congress and in several state legislatures during the past five years which, if enacted, would have significantly changed the United States tobacco industry. Some of these federal bills contained provisions which would provide substantial federal government funds for smoking cessation programs and products, as well as incentives to tobacco companies and others to produce less toxic or reduced-risk tobacco products under specific standards. Star is unable to predict what effect, if any, these provisions, if enacted, would have on the Company’s low-TSNA tobacco curing technology or on the sale of smoking cessation products and/or potentially reduced-risk tobacco products. The Company believes, however, that any bill that requires manufacturers to reduce or disclose levels of TSNAs in tobacco or tobacco smoke in a meaningful manner would be beneficial and Star was the first tobacco company to support comprehensive and equitable jurisdiction within the Food and Drug Administration of all products containing tobacco.

In October 2004, Congress passed the Fair and Equitable Tobacco Reform Act of 2004 (“FSC/ETI”) which provides for the end of the Federal tobacco quota program by means of a $10 billion buyout of the tobacco quota system that will be financed by assessments on tobacco manufacturers. Under the prior system that existed since the Great Depression, the government gave tobacco farmers “quotas” that essentially granted the exclusive right to grow tobacco. Each year, the Department of Agriculture set the amount of tobacco that growers could bring to annual markets.

The buyout will be paid for by all tobacco manufacturers over a ten-year period based on each company’s percentage of sales. The apportionment of responsibility for payments to quota holders will be 96% to cigarette manufacturers, and the remaining 4% will be divided among other tobacco product manufacturers, based on market share.

The Department of Agriculture which is responsible for structuring the payment program to tobacco growers, issued regulations relating to the assessment of the buyout cost on February 10, 2005. Under the regulations, starting on January 1, 2005, the assessment for the cost of the program is made quarterly based on the prior quarters taxable amount of cigarettes removed from bond. In 2005, we made quarterly payments of $1,140,000, $1,148,616, $961,150 and $726,790. This included payment of a portion of a separate assessment of $1,128,093 for certain loan loss costs and administrative costs in the third quarter of 2005 that the Company is paying over six quarters. With the exception of the separate assessment, the quarterly payments have been approximately $0.50 per carton. Given our decreased level of sales in 2005, our payments during the year decreased notwithstanding the separate assessment noted above. All of the major tobacco companies, as well as Star, have increased prices to cover the cost of the buyout and it appears that the additional cost (approximately $0.50 per carton) will be reflected in higher overall prices for tobacco products. It is likely to take more than one year to assess the affect the buyout may have on tobacco cultivation and sales, however, in 2005 overall tobacco production decreased significantly. Notwithstanding the decrease in production, it is expected that the elimination of price supports and limits on tobacco cultivation will result in lower prices for domestically grown tobacco leaf which could, in turn, result in a further reduction of the cost of tobacco used in the Company’s cigarettes.

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

Institute of Medicine Report and Potential Reduced-Exposure Products (PREPs)

On February 22, 2001, the Institute of Medicine issued a comprehensive report, entitled “Clearing the Smoke: Assessing the Science Base for Tobacco Harm Reduction,” in response to a request from the FDA to assess the scientific basis for possible harm reduction relating to the use of tobacco. This voluminous report suggests, among other findings, that it is scientifically feasible to design and manufacture a range of emerging PREPs, but that, without appropriate governmental regulation and independent scientific evaluation of PREPs, the public is left without clear information regarding the degree to which these products have reduced the risks associated with smoking. Since 2001, support for PREPs has been the subject of an ongoing debate concerning whether any tobacco products should be considered to be less toxic and a viable alternative to cigarettes. Over the last several years, the scientific community has begun to recognize that certain forms of tobacco products, particularly low-TSNA smokeless tobacco products, deliver less toxins than smoked tobacco. At the same time, concern has been expressed by certain members of the public health community over the use of smokeless tobacco because of potential “unintended consequences” that may accompany a switch from the most lethal form of tobacco to a less toxic tobacco product.

Federal Trade Commission

The requirements for health warnings on cigarettes are governed by the Federal Cigarette Labeling and Advertising Act. Similar requirements are imposed on smokeless tobacco products under the Comprehensive Smokeless Tobacco Health Education Act of 1986. Both Acts impose labeling and advertising requirements on the manufacturers, packagers and importers of cigarettes and smokeless tobacco products and require any company wishing to sell such products within the United States to submit a plan to the FTC explaining how it will comply with the warning label display requirements. Star has submitted labeling plans for its cigarette and smokeless products to the FTC in accordance with these Acts and before introducing its new products. Also, Star met with FTC staff and shared its enhanced warning labels for Advance® prior to the initiation of the test marketing of Advance® in October 2000 and the enhanced warning labels for Stonewall® moist snuff and ARIVA® hard tobacco prior to the introduction of these products in 2001.

Tax and Trade Bureau

Manufacturers and importers of tobacco products are taxed pursuant to regulations promulgated by the Tax and Trade Bureau (“TTB”) under authority of the Internal Revenue Code of 1986, as amended. The Company’s tobacco products are subject to tax under such regulations. The federal excise tax on cigarettes rose from $.24 per pack in 1999 to $.34 in 2000, and increased to $.39 per pack in 2002. Since 2002, smokeless tobacco in the form of snuff has been subject to federal tax at a rate of $.585 per pound. The manufacturing of tobacco products is also subject to regulation by the TTB. The Company currently has licenses from the TTB to manufacture tobacco products, including cigarettes and smokeless tobacco products. Such licenses require that the Company adhere to strict regulations regarding the manufacturing and transportation of its tobacco products.

State and Municipal Laws

The sale of cigarettes is subject to taxation through excise taxes in all fifty states, and smokeless tobacco is taxed in most jurisdictions. State excise taxes on cigarettes range from $0.30 per pack in Kentucky to $2.46 per pack in Rhode Island. Several states have no excise tax on smokeless tobacco and the rates in other states vary significantly from state to state using formulas based on weight or a percentage of the wholesale price of the product. For example, the states of Alabama and North Dakota tax smokeless products at a rate of 1.5 cents per ounce and 16 cents per ounce, respectively, while the states of North Carolina and Oregon impose an excise tax of 2% and 65% of wholesale cost, respectively.

Minnesota, one of the four non-MSA states in which Star increasingly has focused its sales of discount cigarettes, passed a statute which took effect on July 1, 2003, requiring distributors in the state to pay an additional $0.35 per-pack fee on cigarettes purchased from manufacturers like Star that have not entered into a separate settlement with the State. Because the statute impacts all such non-participating manufacturers, its effect has tended to be uniform among these manufacturers. The statute has provided an advantage to Vector Group, whose subsidiary Liggett Group manufactures and sells several discount brands that compete with brands of non-participating manufacturers, including those sold by Star. Vector had previously settled with the State of Minnesota, and after passage of the statute reached a separate agreement on payments that it would have to make each year under its prior settlement. Further in August 2005, the state of Minnesota increased the tax rate by $1.005 per pack, consisting of a $0.255 sales tax increase and a $0.75 health impact fee. However, in early 2005, the Circuit Court in Ramsey County, Minnesota, held that the tax increase violated both the terms of the settlement with the major cigarette manufacturers and the Minnesota Constitution. This decision is currently being appealed by the State of Minnesota. If the Circuit Court’s decision is overturned, and accordingly the tax increase is determined to be constitutional, this will put further price pressure on discount cigarettes since the new tax was imposed on a per pack basis and replaced a prior tax that was calculated as a percentage of the wholesale price.

In Florida and Mississippi, two of the other non-MSA states, bills were introduced in the 2005 legislative sessions that would have imposed an additional user fee on non-participating manufacturers at a rate of $0.50 and $0.40 per pack, respectively, on cigarettes sold by companies that have not entered into separate settlement agreements with those states. However, neither Florida nor Mississippi enacted such legislation during their respective 2005 legislative sessions. Similar legislation has been introduced in Mississippi and Florida in 2006 but to date these bills have been enacted into law. The regular biannual session of the Texas legislature convened in January 2005 and legislation calling for a $0.40 per-pack fee on cigarettes sold by manufacturers that have not previously settled with the State was introduced during this session, but no tax increases were passed during the regular session. A special session of the Texas legislature was convened in June to address school finance legislation that had not passed during the regular session. This special session concluded with no bills being passed out of the legislature as did a subsequent thirty-day session. Currently, a working group of the legislature has been convened to address the school funding issue and the legislature has been directed by the Texas Supreme Court to issue a plan for school funding by June 1, 2006. Passage of statutes in the non-MSA states that impose fees on manufacturers that have not previously settled with these states would be expected to impact on all such manufactures equally, but would make discount cigarettes more expensive and lessen the competitive price advantage they currently enjoy compared to generic and premium brand cigarettes. Statutes that impose a fee on non-participating manufacturers or provide a credit for manufacturers who have previously settled with a state would impact non-participating manufacturers equally, but would increase their costs overall compared to other manufacturers.

In addition, there have been a number of recently enacted statutes and legislative initiatives in MSA states that could further impact the Company’s ability to compete in these states. The Company has determined to cease sales in certain states in response to some of these developments. For example, Michigan, an MSA state, passed a fee statute in January 2004 that requires the payment of a $0.35 per-pack fee on cigarettes sold by non-participating manufacturers, which must be paid in advance, and is based on an estimate of projected sales by the State’s Department of Revenue. This fee is in addition to the MSA requirement that non-participating manufacturers deposit funds into escrow for each cigarette sold in an MSA state. Given the burden of making both escrow payments and fee payments, Star advised Michigan’s Department of Revenue that it would not sell its cigarette brands in Michigan in the future. In March 2004, Utah, another MSA state, also passed legislation assessing a $0.35 per-pack fee on cigarettes sold by non-participating manufacturers. However, this statute has little impact on Star since the company has had virtually no sales in Utah during the past several years. Similarly, Alaska, another state in which the Company has virtually no sales, passed legislation in 2004 imposing an additional $0.25 per pack fee on cigarette sales by non-participating manufacturers.

Legislation imposing a fee on cigarettes sold by non-participating manufacturers was introduced in the state legislatures in a number of MSA states in 2005 but none of these bills were enacted into law. Similar legislation has been introduced in a number of MSA states this year, but to date, none of those bills have been enacted into law. The impact of these new statutes in the MSA states would be expected to have a negative impact on all non-participating manufacturers’ sales in these states, including Star. However, as previously noted, Star has sought to focus its cigarette sales in recent years in the four non-MSA states. During 2004, approximately 90% of our sales were in non-MSA states and for 2005 that percentage was somewhat higher.

In addition, some states permit municipalities to impose an additional sales tax, and many municipalities do so. The state and municipal sales taxes are imposed upon wholesalers and/or retailers but not on manufacturers, and therefore the Company has no liability for such taxes. The Company is required by many states, however, to report its shipments of cigarettes to distributors/retailers located within their jurisdiction. Three states, Massachusetts, Minnesota and Texas, have adopted laws and regulations regarding the disclosure by manufacturers of certain chemical constituents in their products. Although portions of the Massachusetts statute have been held to be unconstitutional, new legislation has been introduced in Massachusetts that would require similar types of disclosure. Star has complied and intends to continue to comply with such laws to the extent they are upheld, and believes both the Company and its customers will benefit from such disclosure.

On June 28, 2004, regulations went into effect in New York requiring that cigarettes sold in that state meet certain fire safety standards. The Company decided it would not be economically feasible to develop a separate type of cigarette for sale in New York and has not attempted to become certified under the new regulations. As a result, the Company is currently not now selling cigarettes in New York and does not anticipate having sales of cigarettes in New York in the future. California and Vermont have also passed fire safety laws which become effective on January 1, 2007 and May 1, 2006, respectively. Additionally, legislation relating to fire safety standards has been introduced in several other states and in the United States Congress. Because of our continued efforts to limit sales in the MSA states, and the expectation that such reduction will continue in the future, we do not expect that these or similar statutes if passed in the MSA states will have a material impact on our sales when such statutes go into effect. We will continue to monitor other fire safety legislative initiatives as they move forward and, as appropriate, reassess our decision not to develop a cigarette that complies with such regulations.

Tobacco Master Settlement Agreement

In November 1998, 46 states, the District of Columbia (the “Settling States”) and several U.S. territories entered into the Tobacco Master Settlement Agreement (the “MSA” or “Master Settlement Agreement”) to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company is required to satisfy certain escrow obligations under statutes that the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called “level playing field” statutes, or “qualifying statutes”, require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such non-participating tobacco manufacturers. Under these statutes the Company is obligated to escrow certain defined amounts for sales of cigarettes occurring in the prior year in each such state. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. For 2005 sales, this base amount was $3.35 per carton and the total amount as adjusted for inflation was $4.18. The base amount for 2006 is $3.35 per carton and each year thereafter the base amount is $3.77 per carton, as adjusted for inflation since 1999. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the Settling States. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has been required to make additional escrow deposits related to sales of the Company’s cigarettes subsequently made by the Company’s direct customers in other states (“indirect sales”). All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits. Star’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

Star currently has approximately $37.3 million in escrow, which includes a deposit of approximately $3.9 million in 2005 of which $3.7 million was paid for 2004 sales and approximately $0.2 million was paid to satisfy 2005 quarterly escrow payments. The Company expects this year’s escrow deposits (due in April 2006 for 2005 sales) to be approximately $1.5 million based on its prior payments, a decrease in total cigarette sales in 2005 and its efforts to limit sales in MSA states. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted and litigated against the Company.

In addition to the “level playing field” statutes, most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow, since the states generally prohibit the sales of cigarettes by companies that are not certified as being MSA-compliant. Also, most MSA states recently have amended their qualifying statutes to limit the extent to which escrow payments for a particular year could be capped and to allow regulations that would require escrow payments to be made quarterly or on some other intermittent schedule. Currently, the Company is required to make quarterly payments in California, Georgia, Louisiana, Maine, New Hampshire, New Mexico and Wyoming, which payments for 2005 totaled approximately $0.2 million. The requirement for quarterly payments would exacerbate the impact of the MSA escrow obligations on the Company’s liquidity, and the elimination of the caps on payments would increase the amounts required to be deposited into escrow by requiring a payment on each cigarette sold, regardless of the state’s proportionate receipt of MSA settlement funds. As initially drafted, the state qualifying statutes permitted a non-participating manufacturer to obtain a refund on escrow payments once those payments equaled the amount that an MSA state would have received from that non-participating manufacturer under the allocation formula in the MSA (which is based on the state population as a percentage of the overall US population). Depending on the number of cigarettes sold in a particular state, the difference between the capped amount and the amount calculated on a per-cigarette basis could be material.

World Health Organization (“WHO”) Global Public Health Advocacy; Framework Convention on Tobacco Control

Star testified on October 13, 2000, at the World Health Organization public hearings in Geneva, Switzerland on its view of the structure of a Global Framework Convention on Tobacco Control (“FCTC” or “Treaty”). In that testimony Star reiterated its support for reasoned regulation of all tobacco products in the U.S. and worldwide to create a more rational environment in which toxicity reduction rather than marketing creativity would determine relevant market share. Star also testified before the WHO Scientific Advisory Committee on Tobacco Product Regulation on February 1, 2001, and again reiterated its support for reasoned world-wide tobacco regulation within the FCTC proposed structure. On February 27, 2005 the FCTC went into effect. Although the U.S. signed the FCTC in May 2004, the White House has not sent the Treaty to the Senate for ratification. The State Department has reported that it is reviewing the FCTC for legal issues, particularly those impacting on “commercial free speech”. The U.S. has opposed the blanket advertising prohibitions in the FCTC, although prior to promulgation of the FCTC, nations with commercial free speech protections could opt out of that provision in the treaty and still be a signatory to the FCTC. To date, 114 of the 168 nations that signed the FCTC have ratified this comprehensive document. It has been reported that there is continuing opposition to the treaty among some U.S. tobacco companies, and certain members of Congress. A two-thirds majority of the U.S. Senate is required to approve the Treaty.

UK Royal College of Physicians Statement on Tobacco Regulation and Statement On European Union Policy on Smokeless Tobacco

In December 2002, the British Royal College of Physicians issued a report titled: “Protecting Smokers, Saving Lives”. In that report, the Royal College of Physicians concluded that “the consumption of non-combustible tobacco is in the order of 10-1,000 times less hazardous than smoking, depending on the product.” In February 2003, an independent group of researchers and public health educators issued a report titled: “European Union Policy on Smokeless Tobacco – A Statement in Favour of Evidence-Based Regulation”. In the report, the researchers called on the European Union (“EU”) to reconsider the ban on smokeless tobacco products that has been in place in Europe, in part because, “smokeless tobacco is substantially less harmful than smoking, and evidence from Sweden suggest it is used as a substitute for smoking” In 2002 Swedish Match AB challenged in Great Britain’s High Court the validity of the European Union’s ban on the sale of smokeless tobacco products in all member countries (except Sweden, which received an exemption when it joined the EU in 1992). The British High Court stayed the proceeding and referred the challenge to the European Union’s High Court of Justice. Oral arguments were heard in September 2004, during which Swedish Match pointed out that maintaining a prohibition of the sale of snus did not take into account the development of scientific information about the relatively lesser risk associated with oral tobacco use when compared with data on smoking and disease. However, in December 2004 the EU High Court ruled that the prohibition, while in need of reformulation by the EU legislature, continues to be valid in principle.

Research and Development

In the mid-1990’s, Star commenced research and development activities based upon newly conceived technology for the processing of tobacco so as to substantially prevent the formation of TSNAs in cured tobacco. This technology is under exclusive license from Regent Court Technologies, LLC, a company in which Jonnie R. Williams, the technology’s inventor and the Company’s founder, current Chief Executive Officer and largest stockholder, is part owner. (See “Patents,

Trademarks and Licenses.”) TSNAs are generally recognized by certain health researchers and respected scientists to be among the most potent and abundant carcinogens in tobacco and tobacco smoke. Star’s research and development activities have focused on: (1) perfecting and testing methods for processing very low-TSNA tobacco; (2) developing products that incorporate Star’s specially processed tobacco, including products for the smoked and smokeless tobacco markets; (3) establishing a patent position; and (4) developing relationships with tobacco farmers, as well as the tobacco industry, with a view to the commercialization of Star’s processes through licensing and royalty arrangements, among other vehicles, to generate income for the Company. Star’s research and development efforts culminated in the development of various aspects of the process for producing very low-TSNA tobacco and tobacco products, with respect to which Star has exclusive rights to patents as well as patent applications that are pending (See “Patents, Trademarks and Licenses,” particularly “License Agreement with Regent Court”, beginning on page 19.)

The Company expects to maintain its spending on research at a de minimum level while it continues to concentrate on the trial of its patent infringement lawsuit. Consistent with its efforts to cut costs, the Company has deferred its research projects since the last half of 2003 and has not convened a meeting of its Scientific Advisory Board during this period. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products and encouraging scientists in the U.S. and Europe to pursue TSNA-related research. While its research work has been deferred as a result of its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk; to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco; and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of certain monetary constraints the Company is not moving forward with these studies at this time. When it initiates these studies, they will be conducted by independent laboratories and universities. The extent of future research and development efforts will depend, in part, on the results of the RJR litigation.

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

The technology for producing low-TSNA tobacco has been licensed to the Company in an agreement that grants to the Company exclusive worldwide rights with a right of sublicense. (See “Patents, Trademarks and Licenses.”) It is the Company’s objective to achieve widespread acceptance of this tobacco curing technology as a standard for the manufacture of less toxic and potentially less harmful smoked and smokeless tobacco products and, in the future, as a basis for the use of very low-TSNA tobacco in the production of smoking cessation products. In the future, the Company hopes to work with a major pharmaceutical company to both consider the use of very low-TSNA tobacco in cessation products and to develop a product intended to help patients who have relapsed after a trial of smoking cessation to prepare for another cessation attempt, particularly if Congress mandates jurisdiction over all tobacco products to the FDA. However, as noted above, at the present time, the Company is focused on other objectives.

The Company’s commercial use of the StarCured® technology, including its role in the development of the Company’s smokeless tobacco products and Advance® low-TSNA cigarettes, is discussed in detail throughout this Item 1, including under “General”, “Segments and Products”, “Purchasing” and “Manufacturing”, above.

Prior Development of CigRx ™

In 1997, Star submitted a cigarette product that it called “CigRx™” to the FDA as a pharmaceutical product. The objective of CigRx™ was to offer a low-TSNA product to help patients, who had relapsed after a trial of smoking cessation, prepare for another cessation attempt.. At this time, Star is not aware of any other company submitting a tobacco product for FDA clearance. However, Star’s strategy has since changed, and it has advised the FDA that it will not seek its approval for CigRx™. A Phase I study, under an FDA-reviewed protocol, was completed at the Virginia Commonwealth University under the direction of Professor William Barr, Director of the Center for Drug Studies. The study, involving male and female subjects, was a cross-over study designed to test in vivo elimination or reduction of TSNAs following the smoking of CigRx™ cigarettes compared to the subjects’ normally used cigarettes. These test cigarettes were made entirely from flue-cured Virginia tobacco with no added flavorings. The average total TSNA levels in the tobacco used in CigRx™ at the time of testing was about 100 parts per billion, as compared to more than 3,000 parts per billion in popular brands. As measured by the current FTC method, the CigRx™ cigarettes used in the study delivered substantially less carbon monoxide (4.8 milligrams versus 12.2 milligrams) and about half as much tar (7.0 milligrams versus 14.0 milligrams) compared to an average of the best selling full- flavored cigarettes. The study contrasted Star’s CigRx™ product with conventional brands in terms of breath levels of carbon monoxide, blood levels of nicotine, and urinary levels of TSNAs. With regard to the CigRx™ product, blood nicotine levels were somewhat higher and carbon monoxide was substantially lower. The subjects’ urinary levels of TSNA (as measured by NNAL) were analyzed by the American Health Foundation. The average levels of NNAL and its metabolite after nine days on the CigRx™ product were reduced substantially, consistent with published data showing that TSNAs leave the body over 90 to 120 days in an initial rapid phase and then in a slower phase during this period. The results of this study were significant in demonstrating that reductions of TSNA levels in tobacco resulted in reduced levels of TSNAs in the human body when study subjects smoked cigarettes containing tobacco with reduced levels of TSNAs.

Product Liability

In the United States, there have been numerous and well-publicized lawsuits against the largest manufacturers of cigarettes and other tobacco products initiated by state and municipal governmental units, health care providers and insurers, individuals (for themselves and on a class-action basis) and by others. The legal theories underlying such lawsuits are varied, but are generally based upon one or more of the following: (1) manufacturer defendants have deceived consumers about the health risks associated with tobacco product consumption; (2) such defendants knew or should have known about various harmful ingredients of their products and failed to adequately warn consumers about the potential harmful effects of those ingredients; and/or (3) such defendants knew of the addictive attributes of nicotine and have purposefully manipulated their product ingredients so as to enhance the delivery of nicotine.

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

In the past, the Company maintained product liability insurance only with respect to claims that tobacco products manufactured by or for the Company contain any foreign object, i.e., any object that is not intended to be included in the manufactured product. Star currently does not maintain such insurance. The product liability insurance previously maintained did not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. The Company does not believe that insurance for health-related claims can currently be obtained. Although to date, no health-related lawsuit has ever been filed against Star, a lawsuit based upon such claims could have a materially adverse effect upon the Company.

Patents, Trademarks and Licenses

License Agreement with Regent Court

The Company is the licensee under a license agreement (the “License Agreement”) with Regent Court Technologies, LLC, which is owned by Jonnie R. Williams, the Company’s founder, Chief Executive Officer and largest shareholder, and Francis E. O’Donnell, Jr., M.D., the beneficiary of the O’Donnell Trust, which is the Company’s largest shareholder after Mr. Williams. The License Agreement provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to the Company, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor’s patent rights and know-how relating to the processes for curing tobacco so as to prevent the formation of TSNAs, and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereafter developed. The License Agreement provides the Company an exclusive license to any inventions of Regent Court and its affiliates during the term of the License Agreement relating to the production, treatment or curing of tobacco, or a method of manufacturing a product containing tobacco, and to any method of extracting one or more substances from tobacco for the purpose of incorporating such substance or substances in a product or products. Absent a material breach of the License Agreement, the Agreement will continue until the expiration of the last of the applicable patents, which includes twelve current patents and any additional patents issued to Regent Court during the term of the License Agreement. Generally, patents have a term of twenty years from the initial date of filing of a patent application. As of the date of this filing, the latest expiration date of a patent subject to the License Agreement is May 6, 2021.

The Company is obligated to pay to Regent Court a royalty of 2% on the net sales of its products and the products of any affiliated sublicensees, and 6% on all fees and royalties received by the Company from unaffiliated sublicensees, less any related research and development costs incurred by the Company as well as costs incurred enforcing the patent rights.

The License Agreement may be terminated by the Company upon 30 days’ written notice. The License Agreement may also be terminated by Regent Court upon (a) a default in the payment of royalties or a failure to submit a correct accounting continuing for at least 30 days after written notice or (b) a material breach of any other obligation of the Company under the License Agreement continuing for at least 60 days after written notice. A material breach may include a sublicense of the Patent Rights (as defined in the License Agreement) without obtaining a written agreement of the sublicensee to be obligated to Regent Court under the License Agreement. The Company is also obligated to provide Regent Court with copies of all patent applications filed by the Company relating to the Patent Rights. For purposes of determining materiality, a breach is deemed material if such breach results in a loss of royalties exceeding $100,000. Regent Court may also terminate the Licensing Agreement in the event of the purchase of Star’s stock or assets.

The License Agreement obligates the Company to enforce and pay for United States and foreign patent rights. The License Agreement contains other provisions typically found in a patent license agreement, such as provisions governing patent enforcement and the defense of any infringement claims against the Company and its sublicensees. The License Agreement further provides that any obligation or liability related to patent infringement matters brought against the Company will be borne by the Company. The Company has agreed to indemnify and defend the licensor and its affiliates against losses incurred in connection with the Company’s use, sale or other disposition of any licensed product or the exercise of any rights under the License Agreement. Regent Court has made no representations to the Company in any documents regarding the efficacy of the licensed technology.

Patents and Proprietary Rights

Under the License Agreement, the Company has exclusive rights to the issued patents listed below, which are the only United States’ patents issued to Regent Court, and related pending patent applications. The issued and pending patents cover the current technology for substantially preventing the formation of TSNAs in tobacco. Corresponding patent filings have been initiated in numerous foreign countries. There can be no assurance that patents will issue from any of the pending applications, that claims that may be allowed thereunder will be sufficient to protect the intellectual property owned or licensed by the Company, or that the Company or Regent Court has or will develop or obtain the rights to any additional products or processes that are patentable. In addition, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

The Company is the exclusive licensee to the following United States’ patents under the License Agreement with Regent Court:

Patent Number	Date of Issue	Description	Expiration Date
U.S. Patent No. 5,803,081	09/08/1998	Method of Treating Tobacco with microwave radiation to prevent formation of nitrosamines	06/28/2016

U.S. Patent No. 5,845,647	12/08/1998	Tobacco products improved by the use of propolis	06/28/2016

U.S. Patent No. 6,135,121 (Reissued as RE 38,123 E)	10/24/2000	Tobacco Products Having Reduced Nitrosamine Content	06/28/2016

U.S. Patent No. 6,202,649	03/20/2001	Method Of Preventing Nitrosamine Formation by Treating Tobacco in Controlled Environment	12/02/2016

U.S. Patent No. 6,311,695 B1	11/06/2001	Method Of Treating Tobacco With High Frequency Energy to Prevent Nitrosamine Formation	06/28/2016

U.S. Patent No. 6,338,348 B1	01/15/2002	Method Of Treating Tobacco With Microwave Energy to Prevent Nitrosamine Formation	06/28/2016

U.S. Patent No. 6,350,479 B1	02/26/2002	Method of Administering Alcohol Extracts Of Tobacco	06/04/2019

U.S. Patent No. 6,425,401	07/30/2002	Method Of Preventing Nitrosamine Formation By Treating Tobacco in Controlled Environment	12/02/2016

U.S. Patent No. 6,569,470 B2	05/27/2003	Method of Administering Alcohol Extracts of Tobacco	06/04/2019

U.S. Patent No. 6,668,839 B2	12/30/2003	Smokeless Tobacco Products Made from Powdered Tobacco	05/06/2021

U.S. Patent No. 6,834,654	12/28/2004	Smokeless Tobacco Product Made from Compressed Powdered Tobacco	05/01/2021

U.S. Patent No. 6,929,811 B2	8/16/2005	Method of Modulating Monoamine Oxidase (MAO) Activity Using Tobacco Alkaloids	06/04/2019

The Company believes that it is the World leader in curing technology that consistently produces very low-TSNA tobacco.

Employees and Consultants

As of December 31, 2005, the Company employed approximately 144 full-time employees compared to 180 as of December 31, 2004. The net reduction of 36 persons was a result of restructuring the sales force and manufacturing personnel at the Company’s Petersburg, Virginia manufacturing facility during the fourth quarter of 2005 and normal attrition during the year.

From time to time, the Company engages temporary personnel to augment its regular employee staff. Further, the Company utilizes the services of consultants, scientific and technical experts and, from time-to-time, independent contractors to provide key functions in the scientific, medical, public health care, compliance, technological, legal, communications, financial and related areas. The use of such outside providers enables the Company to secure unique expertise on both a formal and informal basis in a wide variety of areas that it might otherwise not be in a position to secure or which it would otherwise be required to secure through the hiring of many additional Company-employed personnel at a potentially greater cost to the Company. Substantially all of the Company’s research and development efforts have been, and are expected to continue to be, conducted pursuant to contractual arrangements with universities, scientific, medical and public health consultants, independent investigators and research organizations.

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

Item 1A. Risk Factors

The Company’s business has been operating at a loss for the past three years and continues to use more cash than is being generated from operations; absent improving results of operations, we will need to raise additional capital in early 2007 to meet working capital and MSA escrow obligations

The Company has been operating at a loss for the past three years. In addition, the Company is required to make annual MSA escrow payments that are not accounted for in working capital. The Company expects this year’s total escrow deposits (which are due in April 2006 for 2005 sales) to be approximately $1.5 million based on its prior payments, a decrease in total cigarette sales in 2005 and its efforts to limit sales in MSA states.

Our future prospects are dependent, in the near term, on a significant improvement in the expected performance of our discount cigarette business and, in the longer term, on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and, in particular, on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through such royalty payments will also be dependent upon the successful completion of our ongoing patent infringement lawsuit against RJR.

The recurring losses generated by our operations continue to impose significant demands on our liquidity. In 2005, we generated $18.0 million through the sale of our common stock by entering into certain securities purchase and registration rights agreements (“the Purchase Agreements”) and $7.6 million through exercise of warrants issued under the Purchase Agreements. In March 2006, we completed an equity sale for $6.0 million, $600,000 of which was paid at closing and the remainder of which is being paid in installments over a four month period. Also, we have outstanding warrants that we have issued pursuant to the Purchase Agreements for 1.7 million shares of common stock with an exercise price of $5.25 per share which expire in March 2006, warrants for 1.9 million shares of stock with an exercise price of $4.00 per share which expire in June 2006, and warrants for 2.0 million shares of stock with an exercise price of $3.00 per share which expire in June 2007. If all of the warrants are exercised prior to their expiration, this will generate an additional $22.4 million, although any decision to exercise the warrants is not within our control and will depend primarily on the performance of our stock price during the exercise periods.

With the proceeds of the Company’s financings in 2005 and the March 2006 $6.0 million stock sale, we anticipate that we will have sufficient funds to support our operations into early 2007, notwithstanding a significant downturn in sales of discount cigarettes the third and fourth quarters of 2005 attributable, in part, to the recent Gulf Coast hurricanes and continued competition in the non-MSA states. Based on sales of discount cigarettes in the third and fourth quarters of 2005, it is anticipated that sales in 2006 will continue to be negatively impacted by the recent events in the Gulf Coast states and by continued pressure on the deep discount cigarette market in the four non-MSA states. The Company has taken a number of steps to address the decline in cigarette sales volume, including limiting the amount of promotional spending, consolidating and revamping its sales force in Texas and, to a lesser extent, in Florida and Minnesota, and downsizing the workforce at our Petersburg, Virginia cigarette factory. However, absent the successful completion of our ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of our expected volume of cigarette sales, we believe that it will be necessary to pursue additional sources of funds in early 2007. However, depending upon market conditions and the price of our common stock, we may decide to seek additional funds before early 2007.

Our cigarette business, which has generated a substantial majority of our revenues in the past, continues to experience declines in shipments as well as increased market pressures and we may not be able to reverse this trend

A substantial majority of our revenues historically has been derived from sales of our discount cigarettes which are sold though Star Tobacco, Inc. (“ST”), our wholly owned subsidiary. Since 2000, however, our discount cigarette business has experienced a significant decline in sales, partly caused by intensified pricing competition from foreign manufacturers (see “Competition from other tobacco companies has adversely affected us and may continue to do so”).

Despite our efforts to reenergize cigarette sales, shipments in 2005 and in 2006 to date have continued to decline compared to prior years and we face potential and actual increases in regulatory and excise tax costs. Accordingly, we cannot guarantee we will be able to reverse the downward trend in our discount cigarette business. Notwithstanding the declining performance of our discount cigarette business, we will continue to focus our principal efforts on the sale of discount cigarettes in the four non-MSA states for the foreseeable future. At the same time, we will continue to evaluate the prospects for our cigarette business in general and in particular, sales in MSA states, given the additional regulatory and MSA burdens of operating in those states.

In addition, we must pay a substantial portion of our gross profits on cigarette sales into escrow in April of each year to meet our obligations under the MSA. Because the funds deposited into escrow are not available to meet our other cash needs, even if we were able to generate net income from our cigarette business, we would not necessarily generate positive cash flow from operations, when taking into account these escrow payments. Additionally, beginning in January 2005 we have been required to make further payments pursuant to the tobacco farmer buyout program which were not required in previous years. This program has added a cost of approximately $0.50 to each carton of cigarettes sold by us effective January 1, 2005 and a comparable cost for smokeless products which will continue over the ten-year life of the program. As part of this program, we also will be subject to assessments for certain loan loss costs and administration costs. These assessments will be recorded when received and paid over several quarters, rather than over the life of the buyout program. We believe that it will take over a year to assess the affect the buyout may have on tobacco cultivation and sales.

If we are not able to increase our revenues and gross profits from cigarette sales, our ability to earn net income and generate positive cash flow from operations will depend on our ability to grow our revenues from royalties and sales of our smokeless tobacco products, which have provided only de minimis revenues to date.

Our prospects for success as a technology-oriented tobacco company with a mission to reduce toxins in tobacco leaf and tobacco smoke are dependent, over the long term, on the distribution and consumer acceptance of our very low-TSNA smokeless tobacco products, as well as the continued development of new very low-TSNA smokeless tobacco products, independently and through alliances with tobacco manufacturers and potentially other third parties

We have previously announced our plan to concentrate our long-term efforts on our very low-TSNA smokeless tobacco products, our receipt of royalty fees for hard tobacco products and on licensing our patented technology for producing low-TSNA tobacco. However, to date these royalties and sales of our smokeless tobacco products have been de minimis.

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

To date, sales of our smokeless products have been slower than expected, in part, we believe, due to the lack of consumer awareness of those products, particularly ARIVA® and STONEWALL Hard Snuff® and lack of sufficient capital to increase consumer awareness of and acceptance of those products. It is not certain whether our low-TSNA smokeless tobacco products will be accepted by the market in sufficient volume to support our operations. Adult tobacco users may decide not to purchase our products due to taste or other preferences, or because of the extensive health warnings contained on the packaging for our products. Our efforts to successfully market ARIVA® and STONEWALL Hard Snuff® will require the expenditure of substantial funds, which we will need to obtain from external financing, the availability of which cannot be assured, and ultimately these products may not be accepted in the national marketplace.

If the Company is not successful in its efforts to offer very low-TSNA smokeless tobacco products to adults as alternatives to cigarettes and other smokeless products or generate revenue through the related technology to which we are the exclusive licensee, we will not have sufficient sales of other products to offset declining cigarettes revenues. This would adversely affect our sales volumes, operating income and cash flows, as well as our ability to pay our debts.

The combination transaction between RJR and B&W may impact negatively upon the Company

On July 30, 2004, RJR, a subsidiary of B&W, and certain of their affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the parent company of B&W. Star and B&W have been party to multiple, substantial commercial relationships for a number of years, and Star and RJR are currently involved in significant patent infringement litigation, the trial of which commenced in U.S. District Court on January 31, 2005. During the pending patent litigation described above, RJR took the position that the new operating entity resulting from the combination of RJR and B&W, assumed all of the rights and obligations under the agreements previously entered into between Star and B&W, and moved to dismiss our patent infringement case on this basis. After full briefing the Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign the Star/B&W agreements to the new subsidiary, and that Star had not consented to the assignment. The Court further found that the de facto merger doctrine did not apply. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations did not impact on the claims asserted in the present litigation.

We have had important relationships with B&W

Prior to the combination of B&W and RJR, we had important business relationships with B&W, including licensing and royalty agreements relating to the purchase of StarCured® tobacco and other low-TSNA tobacco as well as the financing of curing barns.

Under our Restated Master Agreement with B&W, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we owe B&W approximately $20 million of long-term debt. Beginning January 1, 2006, interest began accruing on the debt at prime plus 1% and we began making payments on the principal balance of the debt. These payments are due in 96 monthly installments. The debt is secured by tobacco leaf inventory and a portion of our tobacco curing barns. Once the outstanding loan balance is reduced to $10 million, the collateral will be released by B&W. As of the end of 2005, we also had another note payable obligation to B&W in the amount of $4,961,743. Payments on this obligation began in January 2005 and are due in monthly principal payments of $250,000 plus monthly interest payments at prime plus 1% on the outstanding balance.

Pursuant to a Hard Tobacco Agreement entered into with B&W in April 2001, B&W began to test market a hard tobacco product named Interval® in Louisville, Kentucky on December 15, 2003, and a similar dissolvable hard tobacco product in the summer of 2004. In December 2004, Star was notified by RJR that the test market was not successful and that, as a result, the Hard Tobacco Agreement was terminated.

In the past, B&W has purchased significant quantities of StarCured® tobacco from us, which we in turn purchased from our participating StarCured® farmers. B&W has not purchased tobacco from us since 2004 and we have advised our StarCured® farmers that while they could continue to use the barns, they would need to find other buyers for their tobacco. In the future, we would like to resume purchasing tobacco directly from our participating StarCured® farmers, although our agreement with B&W does not require B&W to purchase StarCured® tobacco from us in the future.

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

We are dependent on the domestic tobacco business

All of our revenue for discount cigarette sales since 2000 was derived from sales in the United States. The U.S. cigarette market has been contracting in recent years and pricing pressures in the discount cigarette business have been increasing. As the U.S. cigarette market continues to contract, this trend could adversely affect our sales volumes, operating income and cash flows. The market for smokeless products is much smaller than the market for smoked tobacco products, and all of our revenue from smokeless tobacco product sales to date has been derived from sales in the United States, except for de minimis amounts of ARIVA® sold in Bermuda, Turkey and Norway. Accordingly, we do not currently have access to foreign markets to offset the impact of the declining U.S. cigarette market.

Competition from other tobacco companies could adversely affect us

The tobacco industry is highly competitive. Our primary competition for conventional cigarettes has been the “major” cigarette manufacturers, each of which has substantially greater financial and operating resources than we do. We have encountered significant competition from several other smaller U.S. manufacturers of cigarettes, as well as importers of cigarettes manufactured in foreign countries. Many of these manufacturers and importers have substantially greater financial, manufacturing, marketing and other resources than we do. STONEWALL Hard Snuff® competes with major smokeless manufacturers, and ARIVA® competes with traditional cigarette manufacturers, because ARIVA® is positioned as an alternative to cigarettes in situations where adult cigarette users cannot or choose not to smoke. Those companies generally have substantially greater financial and operating resources than we do. Also, these companies have a more established presence in the smokeless tobacco industry than we do.

Tobacco companies may use low-TSNA tobacco that does not infringe on the technology to which we are the exclusive licensee or may develop technology for low-TSNA tobacco that could make our technology obsolete

Virtually all flue-cured tobacco grown in the United States since 2001 has been cured in a manner to reduce the levels of TSNAs. At least one other tobacco company has begun to incorporate low-TSNA tobacco into its cigarettes products and others have begun to purchase low-TSNA tobacco and are expected to incorporate that tobacco in their products. If competitors produce low-TSNA tobacco that does not infringe on the technology to which we are the exclusive licensee, or develop other tobacco products with less toxins that can compete with our very low-TSNA products, this could adversely affect our operating income and cash flows. Additionally, competitors may develop new technology for low-TSNA tobacco that could make our current technology obsolete.

The tobacco industry is subject to substantial and increasing regulation and taxation

Various federal, state and local laws limit the advertising, sale and use of cigarettes and smokeless tobacco products, and these laws have proliferated in recent years. If this trend continues, it may have material and adverse effects on our sales volumes, operating income and cash flows. In addition, cigarettes and smokeless tobacco products are subject to substantial and increasing excise taxes. The federal excise tax on cigarettes rose from $.34 per pack in 2000 to $.39 per pack in 2002. The federal excise tax on smokeless tobacco products is substantially lower ($0.585 per pound). A number of states have recently considered an increase in state excise taxes on smoked and smokeless tobacco products. While several states have no excise tax on smokeless products, tax rates in other states vary considerably. For example, the states of Alabama and North Dakota tax smokeless products at a rate of 1.5 cents per ounce and 16 cents per ounce, respectively, while the states of North Carolina and Oregon impose an excise tax of 2% and 65% of wholesale cost, respectively. Present state excise taxes for cigarettes range from $0.30 per pack in Kentucky to $2.46 per pack in Rhode Island. Increased excise taxes may result in declines in sales volume for the industry as a whole. This result could adversely affect our operating income and cash flows. In addition, several states have imposed additional fees on cigarettes sold by manufacturers who are not signatories to the MSA or who have not previously entered into settlements with the non-MSA states. Such additional fees could adversely impact on our sales volumes and cash flows. Also, a number of states have passed statutes or regulations requiring that cigarettes meet prescribed fire safety standards. We have decided that it would not be economically feasible to develop a separate cigarette for sale in these states, and we will no longer sell cigarettes in those states once such statutes and regulations go into effect.

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

In late 2004, tobacco quota buyout legislation was enacted into law which requires all tobacco manufactures to pay for the cost of the buyout over the next ten years. Beginning in January 2005, with the exception of the assessment noted below, we have been required to make payments of approximately $0.50 per carton for our cigarette products and a comparable cost for smokeless tobacco products. As part of the program, we also will be subject to assessments for certain loan loss costs and administrative costs. These assessments will be recorded when received and paid over several quarters, rather than over the life of the buyout program. The Company, and other tobacco manufacturers have increased prices to cover the cost of the buyout program. While the increased cost could have a negative impact on purchases of cigarettes by consumers, the impact of this added cost is expected to be proportional across the industry.

We have substantial obligations under state laws adopted under the Master Settlement Agreement

Pursuant to the terms of the Master Settlement Agreement, we have an obligation to deposit into escrow accounts a base amount equal to $3.35 per carton in 2005-2006 and $3.77 per carton each year thereafter, for sales of cigarettes occurring in the prior year in each MSA Settling State. A cumulative inflation adjustment is also added to these deposits at the higher of 3% or the Consumer Price Index each year. For sales in 2005, the total escrow cost per carton was $4.18. The failure to place such required amounts into escrow could result in severe penalties to us and potential restrictions on our ability to sell tobacco products within particular states. Because of this escrow requirement, a substantial portion of our net income from operations has been unavailable for our use and the amount required to be placed in escrow for each carton sold may exceed the net cash flow generated by each carton sold. As a result, we have experienced negative cash flows from operations, which, among other things, has affected our ability to apply the capital generated from our present cigarette sales to the further scientific development of less toxic and potentially less hazardous tobacco products and to the growth of our business. In addition, the escrow obligations will impede our ability to distribute dividends to our stockholders.

We have tried to mitigate the costs of the MSA by focusing our field sales force and our efforts on increasing market share in states that were not participants in the MSA, among other approaches. The MSA States have taken the position that the Company is responsible to escrow funds for any sales in MSA States whether made by ST directly or by a third party to whom ST has sold product. The Company is in full compliance for escrow obligations through 2005 and currently has approximately $37.3 million in escrow.

In addition, most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that are not part of the MSA, failure to comply with these statutes would negatively impact on the Company’s ability to sell cigarettes in those MSA states, notwithstanding our substantial payments into escrow.

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

Litigation, which could result in substantial cost, may also be necessary to enforce any patents to which we have rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights which may affect our rights. There are always risks in any litigation. U.S. patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. We may also have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of an invention, which could result in substantial cost to the Company. In particular, we are currently prosecuting patent infringement claims against RJR in a consolidated action in the United States District Court for the District of Maryland. In the coming months, we anticipate increases in general and administrative costs in connection with the continued prosecution of our patent infringement lawsuits. Moreover, the mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material and adverse effect on our business and prospects.

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

The Company’s success depends in large part on its ability to attract and retain, on a continuing basis, consulting services from highly qualified scientific, technical, management, financial and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain the personnel necessary for the development and operation of our business or that given the losses that the Company has suffered over the past three years that we will have the financial ability to do so. The loss of the services of key personnel or the termination of contracts with independent scientific and medical investigators could have a material and adverse effect on the Company’s business.

Management and significant stockholders can exercise influence over the Company

Based upon stock ownership as of December 31, 2005, our executive officers, directors and their associates, own an aggregate of approximately 30.5% of our outstanding shares. As a result, these persons acting together may have the ability to control matters submitted to our stockholders for approval and to control the management and affairs of the Company. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, impede a merger, consolidation, or takeover or other business combination, or discourage a potential acquirer from attempting to obtain control. This concentration of control could also have a negative effect on the market price of our shares.

Our stock price has been and may continue to be volatile and an investment in our common stock could suffer a decline in value

The trading price of the shares of our common stock has been and may continue to be highly volatile. Since 2004, our stock has traded at prices ranging from $1.70 on January 14, 2004, to $7.10 on February 4, 2005, and $2.35 on December 30, 2005. We receive only limited attention by securities analysts and may experience an imbalance between supply and demand for our common stock resulting from low trading volumes. The market price of our common stock may fluctuate significantly in response to a variety of factors, most of which are beyond our control, including the following:

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

Future sales of our common stock would have a dilutive effect on current stockholders

If we issue additional shares of our common stock for sale in future financings, our stockholders would experience dilution.

Our research & development efforts may not result in commercially viable products and may continue to be curtailed by our lack of available research funds

Consistent with our efforts to cut costs, the Company deferred certain research projects beginning in the last half of 2003. We expect our spending on research for 2006 to be at a de minimis level, while we continue to concentrate our efforts and resources on our ongoing patent infringement lawsuit against RJR. Presently, our research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While our research work has been deferred as a result of the lack of available working capital, the Company has designed several additional scientific studies to assess, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. We hope to renew our research and development efforts in 2006, subject to the availability of funds. However, such research may not result in new products reaching the market, or in any improvements to our current products. This could occur for a number of reasons, including if potential new products:

•	fail to receive any necessary regulatory approvals on a timely basis or at all;

•	are precluded from commercialization by proprietary rights of third parties; or

•	are uneconomical or fail to achieve market acceptance.

Failure to develop new products or to improve our current products could have a material and adverse impact on our net sales, operating income and cash flows.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, as a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and our stock price

The Company has previously determined that its internal control over financial reporting is effective and our outside auditors have issued a report concurring in that assessment. If the Company fails to maintain its internal controls over financial reporting, this could cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price for our stock.

Item 2. Properties

The Company’s executive, marketing, sales and administrative offices are located in Chester, Virginia, which consist of a 45,000 square foot warehouse facility, including 7,000 square feet of office space. The warehouse space is used for storing and shipping tobacco products. This facility is subject to a lease that expires in May 2006.

The Company’s cigarette manufacturing facilities are located in Petersburg, Virginia. The Company owns its Petersburg facilities, which consist of a 50,000 square foot, four-story manufacturing building and an adjacent 6,000 square foot, single- story office building. The Company also leases a 10,000 square foot warehouse in Petersburg, Virginia, about one mile from its manufacturing facilities, pursuant to a month-to-month lease.

An additional 5,600 square feet of office space is currently being leased by the Company in Bethesda, Maryland, pursuant to a lease that was to expire in November 2005, but which has been extended through December 2006. This additional space houses the Company’s executive, administrative, legal and scientific offices. This location in Bethesda, Maryland was selected to provide Star’s scientific and medical consultants access to the FDA, National Institutes of Health and the U.S. National Medical Library, as well as access to Congress, the Executive branch of government and the various Federal agencies in the greater Washington, D.C. area.

The Company leases two adjacent buildings and parcels of land in Chase City, Virginia. The first property consists of seven acres of land and an approximately 100,000 square foot building thereon in Chase City, Virginia, which is used in processing tobacco utilizing the Company’s StarCured® tobacco curing method and for manufacturing ARIVA®, Stonewall® dry snuff and STONEWALL Hard Snuff®. The Company has approximately four years remaining on a ten-year lease for this property, and it has an option to purchase the property at any time during the term of the lease.

The second Chase City property has approximately 91,000 square feet of warehouse/manufacturing space and 9,000 square feet of office space and is located on approximately nine acres of land. This facility was purchased during 2002 by the Mecklenburg and Chase City Industrial Development Authorities and renovated to Star’s specifications. The Company has approximately six years remaining on a ten-year lease and has an option to buy the property at any time during the lease.

The Company believes its manufacturing facilities will allow it to respond to the demand for its smokeless products, its tobacco receiving needs, as well as the demand for cigarette products into the foreseeable future.

Item 3. Legal Proceedings

In May 2001, Star filed a patent infringement action against RJR in the United States District Court for Maryland, Southern Division to enforce Star’s rights under U.S. Patent No. 6,202,649 (‘649 Patent), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR in the same court based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the’649 Patent, and on August 27, 2002 the two suits were consolidated.

In April 2003, the parties filed dispositive Motions for Summary Judgment. Star filed a Motion for Summary Judgment on Claim Construction and Definiteness, and RJR filed six Motions for Summary Judgment asserting various defenses. Pursuant to an Order dated September 15, 2003, the Court appointed a Special Master to prepare Reports and Recommendations (“R&Rs”) for the Court on Star’s Motion for Summary Judgment and five of RJR’s six Motions for Summary Judgment. The Special Master issued R&Rs on all six of the Summary Judgment Motions and on March 31, 2004, the Court issued final rulings on five of the six Summary Judgment Motions that had been reviewed by the Special Master. In its March 31, 2004 rulings, the Court adopted without modification the Special Master’s R&Rs on five of the Summary Judgment Motions, which collectively recommended that the Court deny RJR’s Summary Judgment Motions, and that Star’s Motion for Summary Judgment on claim construction and definiteness be granted in part and denied in part. The Court also issued an order denying RJR’s Motion for Summary Judgment that had not been reviewed by the Special Master, which sought to limit Star’s damages claim. On June 24, 2004, the Court issued a final order adopting without modification, the Special Master’s R&R, which recommended that the Court deny the last Summary Judgment Motion.

On August 17, 2004, Star was informed that the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis. Judge Garbis over the next several months issued a series of orders concerning various aspects of the case. These orders set an initial trial date of January 24, 2005, permitted additional discovery for certain defenses raised by RJR and the filing of two additional Motions for Summary Judgment by RJR. Subsequently, the Court ordered that it would bifurcate RJR’s defense of inequitable conduct before the patent office and would have that defense tried before Judge Garbis beginning on January 31, 2005. That portion of the case was tried during the period January 31, 2005 to February 8, 2005. At the conclusion of the bench trial, the Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it rules on the two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005. If the Court denies RJR’s inequitable conduct defense and the motions for summary judgment, then the Company expects that the remainder of the case will be set for a jury trial shortly thereafter. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit.

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

Item 4. Submission of Matters to a Vote of Security Holders

On December 9, 2005, Star held its annual meeting of stockholders. The matters voted upon at the meeting and the corresponding results are set forth below.

1.	The election of seven directors to hold office until the next meeting of stockholders and until their respective successors have been elected or appointed:

NOMINEE	FOR	WITHHOLD
Gerald P. Carmen	68,743,980	1,694,877
Dr. Christopher C. Chapman	69,931,084	507,773
Marc D. Oken	69,931,084	507,773
Paul L. Perito	69,915,427	523,430
Leo S. Tonkin	69,902,153	536,704
David C. Vorhoff	69,898,253	540,604
Jonnie R. Williams	69,929,197	509,660

2.	Stockholder ratification of the appointment of Aidman Piser & Company, P.A. as independent auditors to audit the Company’s 2005 financial statements.

FOR	AGAINST	ABSTAIN
70,357,324	39,073	2,460,000

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The common Stock of the Company (the “Common Stock”) is traded on the NASDAQ National Market System under the symbol “STSI.” Set forth below are the high and low sales prices for each full quarterly period during 2004 and 2005, as reported by NASDAQ. From time to time, during the periods indicated, trading activity in the Common Stock was infrequent. As of March 1, 2006, there were approximately 727 registered holders of Common Stock.

2005	High	Low
First Quarter	$7.10	$3.21
Second Quarter	$5.85	$4.01
Third Quarter	$4.72	$3.00
Fourth Quarter	$3.45	$2.00

2004	High	Low
First Quarter	$5.10	$1.70
Second Quarter	$4.99	$2.50
Third Quarter	$6.49	$3.25
Fourth Quarter	$6.84	$4.12

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

Unregistered Option Grants

In 2005, Star granted its directors (the “Purchaser Class”) options to purchase Star’s Common Stock as described in Star’s Quarterly Reports on Form 10-Q filed during 2005 or during the fourth quarter as described below. All options described below were granted under the Star Scientific, Inc. 1998 Stock Option Plan or the Star Scientific, Inc. 2000 Equity Incentive Plan. On October 11, 2005, options for 50,000 shares of common stock with an exercise price of $2.78 were granted to two members of the Purchaser Class in a private offering in accordance with Section 4(2) of the Securities Act of 1933 as amended and on November 20, 2005, options for 50,000 shares of common stock with an exercise price of $2.55, were granted to one member of the Purchaser Class in a private offering in accordance with Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

The selected consolidated financial data of the Company, for and as of the end of each of the periods indicated in the five-year period ended December 31, 2005, have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements of the Company, including the notes to those consolidated financial statements contained elsewhere in this report.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Operations Data:
Net Sales	$46,436	$66,657	$73,259	$158,192	$174,783
Cost of goods sold (excludes federal excise tax)	12,581	17,787	21,977	77,016	79,548
Gross Profit	5,267	12,791	14,746	26,719	36,413
Operating income (loss)	(19,333)	(15,956)	(14,104)	(4,852)	4,564
Net income (loss)	(25,062)	(16,576)	(16,661)	(4,358)	3,061
Basic income (loss) per share	(0.34)	(0.27)	(0.28)	(0.07)	0.05
Diluted income (loss) per share	(0.34)	(0.27)	(0.28)	(0.07)	0.05
Weighted average shares outstanding	73,096	62,137	59,719	59,729	59,741

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	11,533	7,703	0	14	3,085
Property, plant & equipment	11,641	15,182	18,877	21,353	21,577
MSA escrow funds	37,267	33,396	27,024	33,482	28,444
Total assets	67,780	69,517	60,305	89,299	79,339
Long-term obligations	19,434	34,227	31,637	31,028	29,818
Stockholders’ equity (deficit)	40,383	23,330	9,049	24,783	28,524

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

Overview

Company Mission

Our long-term focus continues to be the research, development and sale of products, particularly very low-TSNA smokeless tobacco products that expose adult tobacco users to lower levels of toxins, as well as licensing of our low-TSNA technology. Our overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. We fully accept the evidence that links smoking tobacco with a variety of diseases and premature death and believe it is highly unlikely that the health risks of smoked tobacco can be completely eliminated and that no safe cigarettes will ever be manufactured. We believe we were the first company to state unequivocally that “there is no such thing as a safe cigarette”. Further, we were the first company to affix to the back of the package of our first premium low-TSNA product, Advance®, a package “onsert” which contained not only scientifically verified comparative content data, but also additional health warnings. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other conventional tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, we believe we have a corporate responsibility to continue our research and development efforts to manufacture tobacco products in the least hazardous manner possible, given available technology, particularly through the StarCured® tobacco curing process. While we have deferred our research projects because of cost-cutting efforts necessitated by our lack of available working capital, we expect to renew those efforts after the completion of the trial of our patent infringement lawsuit against RJR, although the extent of future research efforts will depend, in part, on the results of the RJR litigation.

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

Over the last several years, we have expended significant effort and money on the development of our very low-TSNA tobacco and smokeless tobacco products, our patent infringement litigation against RJR, and our attempts to market our smokeless products. While product licensing royalties and smokeless tobacco sales have been de minimis to date, we will continue our efforts to develop and sell smokeless tobacco products and enter into licensing arrangements for such products.

Prospects for Our Operations

We experienced a reduction in revenue and gross margins in 2005, as well as a net loss of approximately $25.1 million. Our future prospects are dependent, in the near term, on a significant improvement in the expected performance of our discount cigarette business; and, in the longer term, on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and, in particular, on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through such royalty payments will also be dependent upon the successful completion of our ongoing patent infringement lawsuit against RJR.

The recurring losses generated by our operations continue to impose significant demands on our liquidity. In 2005, we generated $18.0 million through the sale of common stock by entering into securities purchase and registration rights Agreements (“the Purchase Agreements”) and $7.6 million through the exercise of warrants issued under the Purchase Agreements. In March 2006, we completed an equity sale for $6.0 million, $600,000 of which was paid at closing and the remainder of which is being paid in installments over a four month period. Also we have outstanding warrants that we have issued pursuant to the Securities Purchase Agreements for 1.7 million shares of common stock with an exercise price of $5.25 per share which expire in March 2006, warrants for 1.9 million shares of stock with an exercise price of $4.00 per share which expire in June 2006, and warrants for 2.0 million shares of stock with an exercise price of $3.00 per share which expire in June 2007. If all of the warrants are exercised prior to their expiration, we will generate an additional $22.4 million, although any decision to exercise the warrants is not within our control and will depend primarily on the performance of our stock price during the exercise periods.

With the proceeds of the Company’s financings in 2005 and the March 2006 $6.0 million stock sale, we anticipate that we will have sufficient funds to support our operations into early 2007, notwithstanding a significant downturn in sales of discount cigarettes in the third and fourth quarters of 2005 attributable, in part, to the recent Gulf Coast hurricanes and continued intensified competition, especially from wholesalers selling deep discount foreign manufactured cigarettes, in the non-MSA states. Based on sales of discount cigarettes in the third and fourth quarters it is anticipated that sales in 2006 will continue to be negatively impacted by the recent events in the Gulf Coast states and by continued pressure on the deep discount cigarette market, especially from wholesalers selling deep discount foreign manufactured cigarettes in the four non-MSA states. The Company has taken a number of steps to address the decline in cigarette volume, including limiting the amount of promotional spending, consolidating and revamping its sales force in Texas and, to a lesser extent, in Florida and Minnesota, and downsizing the workforce at its Petersburg, Virginia, cigarette factory. However, absent the successful completion of our ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of our expected volume of cigarette sales, we believe that it will be necessary to pursue additional sources of funds in early 2007. However, depending upon market conditions and the price of our common stock, we may determine to seek additional funds before early 2007.

Discount Cigarettes. Since 2000, our discount cigarette business has experienced a significant decline in sales, partly caused by intensified pricing competition from wholesalers selling deeply discounted foreign manufactured cigarettes. In addition, a substantial portion of our gross profits on cigarette sales must be paid into escrow to meet our obligations under the MSA. Our cigarettes are sold through approximately 67 tobacco distributors throughout the United States, although we have sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas, where we do not incur escrow obligations under the MSA.

Cigarette sales and associated gross profits have continued to trend downward over the last several years, particularly when consideration is given to the Company’s MSA escrow requirements. For the year ended December 31, 2005, we experienced a net operating loss and a significant decrease in truckload sales, which we believe was partially attributable to hurricane activity in the Gulf Coast in the third quarter of 2005, where a significant portion of our cigarette business is located. In particular, our sales were adversely impacted by Hurricane Rita which came ashore near the end of the quarter at a location on the Texas/Louisiana coast where one of our largest distributors is located. Also, increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have continued to adversely impact on the sales of discount cigarettes. Moreover, there continues to be significant competition in the non-MSA states, especially wholesalers selling deeply discounted foreign manufactured cigarettes, and pressures on the cigarette industry in general. Based on the sale of discount cigarettes in the third and fourth quarters of 2005, it is anticipated that sales into 2006 will continue to be negatively impacted by the recent events in the Gulf Coast states and by continued intense competition in the discount cigarette market in the four non-MSA states. In the fourth quarter of 2005, the Company undertook a number of steps to address the decline in cigarette volume, including limiting the amount of promotional spending, consolidating and revamping the sales force in Texas and, to a lesser extent, in Florida and Minnesota, and downsizing the workforce at our Petersburg, Virginia, cigarette factory.

While the recently enacted Federal buyout legislation for tobacco quota has resulted in an increase of approximately $0.50 per carton in cigarette prices beginning January 1, 2005, Star along with the rest of the industry has raised prices to cover those costs. It is likely to take more than one year to assess the affect the buyout may have on tobacco cultivation and sales, although the elimination of price supports and limits on tobacco cultivation is expected to result in lower prices for domestically grown tobacco leaf which could, in turn, result in a reduction of the cost of tobacco used in the Company’s cigarettes. While costs of the tobacco buyout program are also assessed on smokeless tobacco products, those costs will be minimal for the foreseeable future given the Company’s de minimis sales of smokeless products to date.

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

Licensing. We have an exclusive, worldwide license from Regent Court Technologies, LLC under twelve patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. We were issued a new patent relating to monoamine oxidase (MAO) inhibitors and uses thereof (Patent No. 6,929,811B2) on August 16, 2005. The StarCured® tobacco curing process, as discussed herein, involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. We continue to pursue means of collecting royalties with respect to this curing technology, including through arrangements described below and our patent infringement lawsuit against RJR.

Pursuant to the Hard Tobacco Agreement entered into with B&W in April 2001, B&W engaged in a test market of a hard tobacco product using our very low-TSNA smokeless tobacco and we received de minimis royalties from the sale of smokeless products by B&W. We were notified in December 2004 that the test market was not successful and that, as a result, the Hard Tobacco Agreement was being terminated. We would expect that any additional royalties arising from our agreements with B&W would be dependent on the successful completion of our patent litigation against the recently combined RJR and B&W operating entity.

In the second quarter of 2004, we entered into an agreement with another tobacco manufacturer for the licensing of low-TSNA hard tobacco. Under that agreement, the manufacturer conducted an initial assessment of a hard tobacco product. Although the agreement anticipated that the manufacturer would test market the hard tobacco product subsequent to the initial assessment, to date the manufacturer has not initiated the test market, and it is not certain when, or if, the test market will take place. Accordingly, we do not anticipate receiving any royalties under that agreement for the foreseeable future.

While licensing of our exclusive patent rights is a major potential source of additional revenue for us, fully realizing this potential will depend on our ability to successfully defend and enforce our patent rights.

Impact of the MSA. We continue to experience negative cash flows from operations, particularly when the significant escrow obligations arising under the MSA are taken into account. We have deposited into escrow a net amount of approximately $37.3 million for sales of cigarettes in MSA states. We are currently seeking to determine the extent of our 2005 escrow obligation, but expect that this obligation will be approximately $1.5 million, based on information which we have on direct sales, the level of indirect sales by our customers to MSA states in prior years, and reports received from such states to date.

We deposited a total of approximately $3.9 million into escrow for our obligations from 2004 sales, of which $3.7 million was paid during 2005. Approximately $0.2 million in quarterly escrow payments for 2005 sales were paid last year. This compares to a net amount of approximately $6.2 million that we deposited in 2004 for 2003 sales. To minimize the impact of these MSA obligations on our liquidity, we have attempted to focus our cigarette sales primarily in the four non-MSA states, where we are not required to make deposits into escrow, and have enhanced our efforts to prevent our cigarettes intended for the non-MSA states from being diverted into MSA states. However, in the near term we must continue to make substantial MSA escrow deposits, but expect that these amounts will continue to decrease based on information which we have on direct sales in MSA states and the level of indirect sales by our customers to MSA states.

Recent Legislation Impacting Sales of Discount Cigarettes. Over the last two years there have been significant increases in the regulatory burdens faced by our cigarette business. Minnesota, one of the four non-MSA states in which we increasingly have focused our sales of discount cigarettes, passed a statute which took effect on July 1, 2003, requiring distributors in the state to pay an additional $0.35 per-pack fee on cigarettes purchased from manufacturers like us that have not entered into a separate settlement with the State. Because the statute impacts on all such non-participating manufacturers, its effect has tended to be uniform among these manufacturers. The statute has provided an advantage to Vector Group, whose subsidiary Liggett Group manufactures and sells several discount brands that compete with brands of non-participating manufacturers, including those sold by us. Vector had previously settled with the State of Minnesota, and after passage of the statute reached a separate agreement on payments that it would have to make each year under its prior settlement. Further, in August 2005, the state of Minnesota increased the tax rate by $1.005 per pack, consisting of a $0.255 sales tax increase and a $0.75 health impact fee. However, in early 2005, the Circuit Court in Ramsey County, Minnesota held that the tax increase violated both the terms of the settlement with the major cigarette manufacturers and the Minnesota Constitution. This decision is currently being appealed by the State of Minnesota. If the Circuit Court’s decision is overturned, and accordingly the tax increase is determined to be constitutional, this will put further price pressure on discount cigarettes since the new tax was imposed on a per pack basis and replaced a prior tax that was calculated as a percentage of the wholesale price.

Bills were introduced during the 2005 legislative sessions in each of the other three non-MSA states that would have imposed an additional user fee on non-participating manufacturers at a rate of $0.40 to $0.50 per pack on cigarettes sold by companies that have not entered into separate settlement agreements with those states. However, none of these bills were enacted into law. Similar legislation has been introduced in Florida and Mississippi in 2006. None of these bills have been enacted as of this date. The regular biannual session of the Texas legislature convened in January 2005 and legislation calling for a $0.40 per-pack fee on cigarettes sold by manufacturers that have not previously settled with the state was introduced during this session, but no tax increases were passed during the regular session. A special session of the Texas legislation was convened in June to address school finance legislation that had not passed during the regular session. This special session concluded with no bills being passed out of the legislature as did a subsequent thirty-day session. Currently, a working group of the legislature has been convened to address the school funding issue and the legislature has been directed by the Texas Supreme Court to issue a plan for school funding by June 1, 2006. Passage of statutes in the non-MSA states that impose fees on manufacturers that have not previously settled with these states would be expected to impact on all such manufactures equally, but would make discount cigarettes more expensive and lessen the competitive price advantage they currently enjoy compared to generic and premium brand cigarettes. Statutes that impose a fee on non-participating manufacturers or provide a credit for manufacturers who have previously settled with the state would impact non-participating manufacturers equally, but would increase their costs overall compared to other manufacturers.

In addition, there are numerous recently enacted statutes and legislative initiatives in MSA states that could further impact our ability to compete in these states. We have determined to cease sales in certain states in response to some of these developments.

Michigan, an MSA state, passed a fee statute in January 2004 that requires the payment of a $0.35 per-pack fee on cigarettes sold by non-participating manufacturers, that must be paid in advance, and is based on an estimate of projected sales by the State’s Department of Revenue. This fee is in addition to the MSA requirement that non-participating manufacturers deposit funds into escrow for each cigarette sold in an MSA state. Given the cost burden of making both the escrow payments and fee payments, we advised Michigan’s Department of Revenue that we would not sell our cigarette brands in Michigan in the future. Utah and Alaska, MSA states where we had virtually no sales in 2005, also have passed additional per-pack fees imposed on cigarette sales by non-participating manufacturers. Legislation imposing a fee on cigarettes sold by non-participating manufacturers was introduced in a number of MSA states in 2005, but none of these bills were enacted into law. The impact of these new fee statutes in the MSA states would be expected to have a negative impact on all non-participating manufacturers’ sales in these states, including Star. However, as previously noted, we have sought to focus our cigarette sales in recent years in the four non-MSA states. During the year ended December 31, 2004, approximately 90% of our cigarette sales were in non-MSA states and we believe that the percentage of sales in non-MSA states during 2005 will be somewhat higher.

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

On February 10, 2005, the Department of Agriculture which is responsible for structuring the payment program to tobacco growers under the tobacco quota buyout program, issued regulations relating to the assessment of the buyout cost pursuant to the Fair and Equitable Tobacco Reform Act of 2004. Under the regulations, the assessment are made quarterly beginning January 1, 2005 based on the prior quarters taxable amount of cigarettes removed from bond. In 2005, we made quarterly payments of $1,140,000, $1,148,616, $961,150 and $726,790. This included payment of a portion of a separate assessment of $1,128,093 for certain loan loss costs and administrative costs in the third quarter of 2005 that is being paid over six quarters. With the exception of the assessment, the quarterly payments have been approximately $0.50 per carton. Given our decreased level of sales in 2005, our payments during the year decreased, notwithstanding the separate assessment noted above. All of the major tobacco companies, as well as Star, have increased prices to cover the cost of the buyout and it appears that the additional cost (approximately $0.50 per carton) will be reflected in higher overall prices for tobacco products. It is likely to take more than one year to assess the affect the buyout may have on tobacco cultivation and sales; however, in 2005, tobacco production decreased significantly. Notwithstanding the decrease in production, it is expected that the elimination of price supports and limits on tobacco cultivation will result in lower prices for domestically grown tobacco leaf which could, in turn, result in a further reduction of the cost of tobacco used in the Company’s cigarettes which may be of some help in competing with deeply discounted foreign manufactured cigarettes.

As part of the buyout program, the USDA in August 2005 assessed a separate charge of $287 million for Commodity Credit Corporation tobacco loan losses and $4.5 million in administrative fees on an industry wide basis. The Company’s portion of that assessment is $1.1 million, which the USDA is permitting the Company to pay over six quarters in installments of approximately $190,000 per quarter. Because the USDA assessed this amount in the third quarter of 2005, the Company expensed the full amount of the assessment during the third quarter notwithstanding that payments will be spread out over the next six quarters. During the ten year life of the buyout program, the USDA could assess up to approximately $250 million in additional loan loss costs or administrative fees. At this point it is unknown when, or if, any such assessments will be made in the future.

RJR Litigation. In May 2001, we filed a patent infringement action against RJR in the United States District Court for the District of Maryland, to enforce our rights under U.S. Patent No. 6,202,649 (“649 Patent”), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, we filed a second patent infringement lawsuit against RJR in the same court based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the `649 Patent, and on August 27, 2002, the two suits were consolidated. See Part II, Item 1 of this report for additional information on the history of this litigation.

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

Merger of B&W and RJR. In 2004, B&W and certain of its affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the former parent of B&W. We have a variety of agreements with B&W. Given our pending patent infringement lawsuits against RJR, it is difficult to evaluate the precise impact which the transaction between B&W and RJR will have on us and our operations. However, the fact that B&W and RJR have combined their operations could have a negative impact on the range of existing agreements which we have entered into with B&W, including future royalties under our agreements relating to the Advance® low-TSNA cigarette for which no royalties were received in 2005, and potential royalties on B&W’s purchase of StarCured® tobacco and other low-TSNA tobacco. For instance, B&W’s decision that the hard tobacco test conducted under the Hard Tobacco Agreement was unsuccessful appeared to us to be inconsistent with conversations between individuals at Star and RJR to the effect that the hard tobacco test market had been very successful, and that enthusiasm had been expressed about getting this product on the market quickly.

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

In addition, RJR took the position in our litigation that the new operating entity established as a result of this combination transaction assumed all of the rights and obligations under the agreements previously entered into between us and B&W, and moved to dismiss the case on that basis. After full briefing, the Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign the Star/B&W agreements to the new subsidiary, that we had not consented to the assignment and that the de facto merger doctrine did not apply to vitiate the need for our consent. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations did not impact on the claims asserted by us in the patent litigation.

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

Revenue Recognition

Revenue is recognized when tobacco products are shipped to customers and title passes. The Company also records appropriate provisions for rebates and discounts and credits for returns. The amounts are estimated due to the variability in credits (due to promotional programs in the field), allowances for collectability, and allowances for product which may be returned by customers after a sale is completed. In order to quantify these estimates, the Company makes quarterly estimates in these areas based on the available quarterly information and historical experience.

The Company did not recognize any royalty revenues in 2005, and had de minimis royalty revenues in 2004 and 2003.

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

The Company assesses impairment of long-lived assets based on asset groups with separately identifiable cash flows, such as the Company’s discount cigarette and smokeless operations, StarCured® tobacco curing barns, and the patented technology.

The greatest uncertainty facing the long lived assets (which are primarily the StarCured® tobacco curing barns) is the ultimate resolution of the patent infringement lawsuit against RJR and the continued value of the barns given the recent changes in the tobacco industry. Each quarter, an impairment analysis is conducted by management to determine the value of the barns. In addition, government regulation and the market for equipment used in producing tobacco plays a role in determining the value of the long-lived assets. In the third and fourth quarters of 2005, the Company wrote down the value of the tobacco curing barns by approximately $2.1 million and $0.4 million, respectively, after conducting an analysis of the current market value for the barns in light of the diminished utilization of the barns during 2005 as a result of the elimination of price supports and quotas for tobacco.

Depreciation estimates

The Company generally determines depreciation based on the estimated useful lives of its assets and records depreciation on a straight-line method over such lives. With regard to the tobacco curing barns, depreciation is recognized using a “units of production” method of accounting to more closely match depreciation with the period during which such depreciation takes place, and which in this case of the curing barns, is in the third and fourth quarters of each fiscal year, which is during the tobacco curing season. During 2004, the Company did not manage the tobacco curing process and as such, estimated the pounds of tobacco cured in the barns based on historical processing of tobacco during the season. In addition, management re-evaluated the estimated useful lives of certain other depreciable assets and recorded a one-time charge of approximately $250,000 in 2004. Thereafter, such assets are being depreciated over their remaining estimated useful lives.

Throughout the 2004 growing season, there had been a fairly constant use of the Company’s StarCured® tobacco curing barns by the participating StarCured® farmers. Given the consistent level of production in prior years, the Company calculated depreciation on the barns in 2004 using the “units of production” method of accounting to take into account that the barns are used only during the tobacco-curing season – from August to November. In 2005, the Company recroded an impairment charge of approximately $2.5 million to reflect the fair value impairment of the curing barns as a result of the elimination of the price supports and quotas for tobacco in 2005.

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

To date, the Company has not been sued by an MSA state in an attempt by such state to collect on amounts that have been deposited into escrow by the Company. The probability that such suits will be filed in the future is generally unknown, although there will be an incentive for such suits to be filed prior to the time that the funds deposited into escrow are returned to the Company. If such suits are filed, the Company will attempt to assess the viability of such suits in order to determine what impact such pending litigation would have on the value of the Company’s MSA escrow funds.

Results of Operations—Fiscal 2005 Compared to Fiscal 2004

Please refer to Item 6, “Selected Financial Data” which appears on page 30 of this report to view the five year comparative results of operations and selected financial data.

Net Sales. During 2005, the Company’s net sales decreased to $46.4 million, reflecting a decrease of $20.3 million, or 30.4% from 2004 net sales of $66.7 million. The Company sold approximately 1.2 billion cigarettes during 2005, compared with sales of approximately 1.8 billion cigarettes during 2004, representing a decrease of approximately 32%. The decline in unit sales was principally due to continued pricing competition from wholesalers buying from foreign manufacturers, particularly in the four non-MSA states in which the Company is currently focusing its sales efforts (as discussed in greater detail in “Competition” under Item 1).

The average wholesale price charged by the Company for its cigarettes increased 4.7% from $7.21 per carton during 2004 to $7.56 per carton during 2005. The strongest pricing levels were achieved in the first and second quarters of 2005 at approximately $8.30 per carton and eroded downward in the third quarter to approximately $6.45 per carton due to larger promotions and discounting, and recovered to approximately $7.76 per carton during the fourth quarter. The decreased pricing performance in the last six months of 2005 are due primarily to intensified competition in the deep discount segment from wholesalers buying foreign manufactured cigarettes and efforts to promote product in the Gulf Coast states following the hurricane activity in that area during the third quarter.

Beginning in 2002, ARIVA® was broadly distributed in retail outlets throughout the United States. Based on the continued de minimis sales of ARIVA® and the passage of time from the initial placement of the product, management believes the number of locations actively carrying ARIVA® as of the end of 2005 continues to be less than 5,000 stores.

The Company sold 7,740 cartons of ARIVA® during 2005, compared with sales of 6,780 cartons during 2004, representing an increase of approximately 14.1%. Sales in both 2005 and 2004 were related primarily to repurchase orders. The Company believes that the acceptance of ARIVA® has been adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® in 2002 and 2003 by certain state attorneys general and certain public health advocacy groups which appeared in various newspapers and FDA filings; (4) ARIVA® requires Federally mandated smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop brand name recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users.

The Company sold 14,680 cartons of STONEWALL Hard Snuff® during 2005 compared with 20,540 cartons during 2004, representing a decrease of approximately 29.6%. Some of that decrease reflects the fact that STONEWALL Hard Snuff® was only introduced in the later part of 2003, and initial stocking orders were still being received in early 2004. In 2005, most of the orders were for restocking of product rather than initial product placement. By the beginning of the second quarter of 2004, STONEWALL Hard Snuff® had been introduced into approximately 7,000 locations and that number has remained fairly constant since that time. STONEWALL Hard Snuff® now represents a majority of Star’s hard tobacco sales. Sales of STONEWALL Hard Snuff® and ARIVA® continue to be impacted by the Company’s working capital constraints which allow only limited expenditures for marketing and product placement.

During 2005, the Company did not earn any royalties on sales of the Advance® low-TSNA cigarette. During 2004, B&W test marketed Advance® in Indianapolis, Indiana and Phoenix, Arizona. However, following the combination of B&W and RJR in 2004, the test market of Advance® was discontinued.

Pursuant to a Hard Tobacco Agreement entered into with B&W in April 2001, B&W began to test market a hard tobacco product named Interval® in Louisville, Kentucky on December 15, 2003, and a similar dissolvable hard tobacco product in the summer of 2004. During both 2003 and 2004, the Company had de minimis revenues from royalties on the sale of these products. In December 2004, Star was notified by RJR and Brown & Williamson Holdings, Inc. that the test market was not successful and that, as a result, the Hard Tobacco Agreement was terminated.

Gross Margin. During 2005, overall gross margin decreased to $5.3 million compared to $12.8 million in 2004. The decline was due to the lower volume as well as the lower prices for the Company’s cigarette products, partially offset by reduced manufacturing costs for the Company’s three brands of discount cigarettes. As of December 31, 2004, the Company had consolidated its four brands of discount cigarettes to three brands by discontinuing the Vegas® brand.

The Company’s average cost-of-goods sold for discount cigarettes in 2005 increased by approximately 11.2%, to a blended average of approximately $1.77 per carton, compared with a blended average cost of $1.59 per carton during 2004. In 2004, the Company had reduced its cost-of-goods sold by reducing the cost for tobacco and filters used it its discount cigarettes.

However, in 2005, as volumes dropped, especially in the last six months of the year, fixed direct manufacturing expenses were not able to be spread over a larger volume of cigarette production and the average cost per carton increased. Thus, while the average wholesale price charged by the Company for its cigarettes increased 4.7% from $7.21 per carton during 2004 to $7.56 per carton during 2005, the price increases were offset somewhat by the fact that the average cost per carton increased by 11.2% from $1.59 per carton during 2004 to $1.77 per carton in 2005.

Federal excise tax remained at $3.90 per carton during both 2004 and 2005. However, there was an increased cost of approximately $.50 per carton for the tobacco farmer buyout legislation which began on January 1, 2005. In addition to the $0.50 per carton charge, the USDA in August 2005 assessed the Company a charge of $1.1 million for its portion of the Commodity Credit Corporation loan losses on tobacco and administrative costs. The USDA is permitting the Company to pay this amount over six quarters in installments of approximately $190,000 per quarter, but because the USDA assessed this amount in the third quarter of 2005, the Company expensed the full amount during that quarter notwithstanding that payments will be spread over the next six quarters.

The Company anticipates that the manufacturing capacity at its Petersburg, Virginia, facility should be sufficient to satisfy the manufacturing needs for its cigarettes for the foreseeable future. Also, management has continued to seek less expensive raw materials for its cigarette products.

The calculation of the per-carton cost does not include any amount reflecting the MSA deposit per carton to be funded in April 2006 for sales made in MSA states during 2005. MSA escrow payments are neither expensed nor accrued for income statement purposes because the escrow deposit remains the property of the Company on its balance sheet. However, the deposits into the MSA escrow accounts do negatively impact the Company’s cash flow since the funds earn a low rate of interest, and are otherwise unavailable for use by the Company. (See “Liquidity and Capital Resources” below for more information on the Company’s liquidity.)

Due to the under-utilization of the smokeless tobacco packaging equipment, and much higher costs for smokeless products, the Company’s gross profit for smokeless products was negative during both 2004 and 2005. The Company recorded charges of $1.2 million and $1.3 million for the write-down of ARIVA® And STONEWALL Hard Snuff® inventory to net realizable value during the years ended December 31, 2005 and 2004, respectively. Due to the low capacity utilization of smokeless tobacco manufacturing and packaging equipment in 2005 and 2004, unit manufacturing costs increased significantly on a per unit basis and, as a result, the inventory was written down to its net realizable value.

Total Operating Expenses

Total operating expenses decreased to $24.6 million for 2005 from $28.7 million in 2004. General and Administrative costs decreased from $16.1 million in 2004 to $12.5 million in 2005, primarily due to legal costs decreasing by approximately $1.4 million. Depreciation expense related to StarCured® barns and general/administrative related expenses decreased from $2.6 million in 2004 to $1.1 million in 2005 primarily due to decreased volumes of tobacco being cured in the StarCured® barns, which also resulted in the $2.5 million impairment loss on the barns which was taken in 2005. Marketing and distribution costs decreased by approximately $1.7 million. Research and development costs increased by $0.1 million.

•	Marketing and Distribution Expenses. Marketing and distribution expenses totaled $8.3 million in 2005 compared to $10.0 million for 2004, a decrease of $1.7 million. This change reflects a decrease of $0.7 million in marketing costs, a decrease of $0.4 million in commissions, a decrease of $0.3 million in freight costs and a decrease of $0.3 million in salaries for sales persons. The majority of these costs decreased due to reduced sales volume, while some of the decrease reflected management’s decision to undertake a series of cost cutting measures in anticipation of lower sales revenues.

•	General and Administrative Expenses. General and administrative expenses for 2005 totaled $12.5 million, a decrease of $3.6 million compared to $16.1 million in 2004. During 2005, legal expenses decreased by approximately $1.4 million due to reduced activity in the patent infringement lawsuit against RJR following the completion of the bench trial of the inequitable conduct defense portion of the case in February 2005. The Company expects to continue to incur significant general and administrative expenses, primarily in legal costs in connection with the patent infringement suit against RJR. During 2004, there was a one-time charge of $0.9 million for the award of 450,000 options to the Company’s independent Board members, and facilities charges during 2004 were also higher by approximately $2.0 million.

•	Depreciation. Depreciation expense related to StarCured® barns and general/administrative related expenses totaled $1.1 million for 2005, compared with $2.6 million in 2004. This decrease was primarily due to the smaller amounts of tobacco being processed in the StarCured® barns which also resulted in a $2.5 million impairment loss on the barns which was taken in 2005.

•	Research and Development Expenses. There were de minimis research and development costs in both 2005 and 2004. Consistent with its efforts to cut costs, the Company deferred most of its research projects beginning in the last half of 2003. The Company expects to maintain its spending on research during at least the first half of 2006 at a de minimis level, while it continues to concentrate its resources on the trial of its patent infringement lawsuit. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred due to its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of certain monetary constraints, we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. The extent of future research and development efforts will depend, in part, on the results of the RJR litigation.

•	Impairment of the tobacco curing barns. During 2005, the Company wrote-down the value of its tobacco curing barns by approximately $2.5 million to their market value, given the decreased demand for domestic tobacco following the implementation of the Federal tobacco buyout legislation which went into effect in 2005.

Interest Income. The Company had interest expense of $0.7 million and interest income of $1.4 million, for a net interest income of $0.7 million in 2005. This compares to interest expense of $2.9 million and interest income of $0.3 million, for a net interest expense of $2.6 million in 2004. The higher interest income during 2005 was due to higher cash balances as well as increased interest income from the Company’s MSA escrow fund. The Company receives for its own account the current interest on the amounts in escrow. The higher interest expense in 2004 resulted primarily from interest charges on the $4.5 million borrowed from the Company’s Chief Executive Officer (“CEO”), interest on the Manchester Securities debenture and interest on the B&W restructured account payable. This interest expense was partially offset by interest income generated by the Company’s MSA Escrow Fund; however, the escrow fund interest rates are very low due to the conservative investment options permitted by the escrow agreements. The Company receives for its own account the current interest on the amounts in escrow.

Income Tax Benefit. The Company had zero income tax benefit in 2005 compared to an income tax benefit of $1.8 million in 2004. The tax benefit was directly attributable to the loss experienced in 2004; however, in 2004 the tax benefits were reduced due to a valuation allowance established since it is not more likely than not that such benefits will be realized. The valuation allowance in 2005 resulted in a zero income tax benefit.

Loss on Conversion of Long-term Debt to Equity. On January 10, 2005, Manchester Securities converted its $9.0 million convertible debenture into 3,179,810 shares of the Company’s common stock, which reflected an adjusted conversion price from $3.73 to $2.897, and $212,000 of accrued and unpaid interest. As a result of this transaction, the debenture was fully converted and cancelled with Manchester having no rights under the Debenture. As a result of the conversion of debt into equity, the Company recorded a non-cash charge during the first quarter of 2005 of $4.8 million to reflect the cost of the discount provided for in the conversion, as well as to expense the remaining portion of the unamortized costs of the initial debt issuance.

Write-off of Note Receivable, Officer. On July 27, 2005, the Company’s President and Chief Operating Officer (“COO”) tendered to the Company a payment of $300,000 as full satisfaction of a nonrecourse and unsecured $2 million promissory note issued to the Company in 1999. The COO issued the note in 1999 to purchase two million shares of the Company’s common stock. Under its terms, the $2 million promissory note was nonrecourse as to accrued interest and 85% of the principal amount of the note, and reflected an inducement to the COO to join the Company and resign his senior partnership with a national law firm. In connection with the payment by the COO, the Company incurred an expense of $1.8 million due to the write-off of $1.7 million of the note receivable due and approximately $0.1 million of accrued interest. As a result of the payment, the Company incurred a non-cash charge in the second quarter and recorded a reduction of $300,000 in officers’ notes receivable in the third quarter to reflect the cash payment on July 27, 2005.

Net Loss. The Company had a consolidated net loss of $25.1 million for 2005 compared with a consolidated net loss of $16.6 million reported for 2004. The net loss primarily reflects the impact of lower volumes of cigarette sales, increased cigarette manufacturing costs, and a number of non-cash costs including the $4.8 million conversion cost of the convertible debt, the $2.1 million impairment loss on the barns, the $1.7 million write-off of the note receivable and the impact of the reduced tax benefit due to the valuation allowance.

In 2005, the Company had basic and diluted losses per share of $(0.34) compared to basic and diluted net loss per share of $(0.27) in 2004.

Results of Operations—Fiscal 2004 Compared to Fiscal 2003

Please refer to Item 6, “Selected Financial Data” which appears on page 30 of this report to view the five year comparative results of operations and selected financial data.

Net Sales. During 2004, the Company’s net sales decreased to $66.7 million, reflecting a decrease of $6.6 million, or 9.0% from 2003 net sales of $73.3 million. The Company sold approximately 1.8 billion cigarettes during 2004, compared with sales of approximately 2.0 billion cigarettes during 2003, representing a decrease of approximately 10%. The decline in unit sales was principally due to continued pricing competition from foreign manufacturers, particularly in the four non-MSA states.

The average wholesale price charged by the Company for its cigarettes decreased 8.5% from $7.88 per carton during 2003 to $7.21 per carton during 2004. A reversal in the downward pricing occurred in the second half of 2004 and the average carton price was $7.60 for the last six months of the year.

Beginning in 2002, ARIVA® was broadly distributed in retail outlets throughout the United States. Based on the continued de minimis sales of ARIVA® and the passage of time from the initial placement of the product, management believes the number of locations actively carrying ARIVA® as of the end of 2004 continues to be less than 5,000 stores.

The Company sold 6,780 cartons of ARIVA® during 2004, compared with sales of 8,420 cartons during 2003, representing a decrease of approximately 19.5%. Sales in both 2004 and 2003 were related primarily to repurchase orders. The Company believes that the acceptance of ARIVA® has been adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® in 2002 and 2003 by certain state attorneys general and certain public health advocacy groups which appeared in various newspapers and FDA filings; (4) ARIVA® requires Federally mandated smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop brand name recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users.

The Company sold 20,540 cartons of STONEWALL Hard Snuff® during 2004 compared with 9,020 cartons during 2003, which reflects the fact that sales of STONEWALL Hard Snuff® was only introduced during the later part of 2003. By the beginning of the second quarter of 2004, STONEWALL Hard Snuff® had been introduced into approximately 7,000 locations and that number has remained fairly constant since that time. STONEWALL Hard Snuff® now represents a majority of Star’s hard tobacco sales. Sales of STONEWALL Hard Snuff® and ARIVA® continued to be impacted by the Company’s working capital constraints which allow only limited expenditures for marketing and product placement.

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

Gross Margin. During 2004, overall gross margin decreased to $12.8 million compared to $14.7 million in 2003. The decline was due to the lower volume as well as the lower prices for the Company’s cigarette products, partially offset by reduced manufacturing costs for the Company’s four brands of discount cigarettes. As of December 31, 2004, the Company had consolidated its four brands of discount cigarettes to three brands by discontinuing the Vegas® brand. As a percentage of sales, the Company’s gross margins from overall operations remained approximately the same at 21.8% in 2004 compared to 22.2% in 2003. Thus, reductions in prices were approximately offset by reductions in manufacturing costs.

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

The Company wrote-down its smokeless tobacco inventory by $1.3 million during 2004 compared to $1.6 million during 2003. Due to the low capacity utilization of smokeless tobacco manufacturing and packaging equipment in 2004 and 2003, unit manufacturing costs increased significantly on a per unit basis. As a result, the inventory was written down to its net realizable value, and those expenses amounted to $1.4 million of the total $1.6 million write-down.

Total Operating Expenses

Total operating expenses decreased to $28.7 million for 2004 from $28.8 million in 2003. General and Administrative costs increased from $15.0 million in 2003 to $16.1 million in 2004, primarily due to the one-time charge of $0.9 million for the award of 450,000 options to the Company’s independent Board members. Marketing and distribution costs rose by approximately $0.1 million. Research and development costs decreased by approximately $0.7 million.

•	Marketing and Distribution Expenses. Marketing and distribution expenses totaled $10.0 million in 2004 compared to $9.9 million for 2003, an increase of $0.1 million. This change reflects an increase $0.2 million in shipping costs primarily due to increases in fuel costs, which were offset by lower sampling and promotional costs in the amount of $0.2 million for hard tobacco products. Commissions rose $0.4 million due to restructuring of the incentive programs.

•	General and Administrative Expenses. General and administrative expenses for 2004 totaled $16.1 million, an increase of $1.1 million compared to $15.0 million in 2003. During 2004, there was a one-time charge of $0.9 million for the award of 450,000 options to the Company’s independent Board members offset by lower aircraft expenses ($1.0 million in 2003 versus $0.5 million in 2004), and a reduction of administrative salaries of $0.2 million. G&A expenses during 2003 also included the cost of the terminated sale of the cigarette business to NATC.

•	Depreciation. Depreciation expense related to StarCured® barns and general/administrative related assets totaled $2.6 million for 2004, compared with $3.2 million in 2003.

•	Research and Development Expenses. There were de minimis research and development costs in 2004, compared with expenses of $0.7 million during 2003. During 2003, research and development costs were connected principally to scientific studies related to low-TSNA products, and the Company’s development of a spit-free® STONEWALL Hard Snuff® tobacco product for smokeless tobacco users. Consistent with its efforts to cut costs, the Company deferred certain research projects in the last half of 2003 and 2004. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred due to its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smokes versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. The extent of future research and development efforts will depend, in part, on the results of the RJR litigation.

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

In 2004, the Company had basic and diluted losses per share of $(0.27) compared to basic and diluted net loss per share of $(0.28) in 2003.

Liquidity and Capital Resources

As of December 31, 2005, we had a working capital surplus of approximately $9.0 million. Future cash needs over the near term include:

•	litigation costs in connection with the trial portion of our patent infringement case against RJR, the first part of which was tried from January 31 to February 8, 2005. We expect the expense for the remaining portion of the trial to be approximately $1 million. This would be in addition to any appeal cost, if an appeal were required.

•	monthly payments of approximately $300,000 to B&W for combined principal and interest on restructured accounts payable, which was approximately $5.0 million as of December 31, 2005 and $8.1 million as of December 31, 2004.

•	Monthly principal and interest payments of approximately $300,000 per month in connection with the repayment of the Company’s long-term B&W debt beginning in January 2006 through December 2013.

•	monthly payments of approximately $170,000 for operating and capital leases;

•	quarterly payments of approximately $0.50 per carton under the tobacco quota buyout program which, as noted above, are being offset by increased prices and a separate assessment of approximately $1.1 million in the third quarter of 2005 that was expensed that quarter but is being paid over the six quarters in the amount of approximately $190,000 each quarter; net of 2005 credits due to the Company of approximately $191,000, and

•	funding of other aspects of our current operations in light of continued operating losses.

In addition, certain contingencies exist that could require the Company to make significant cash payments, including challenging the Virginia Department of Taxation’s sale and use tax assessment of $988,564 with respect to our curing barns. An administrative proceeding relating to this challenge may be concluded in 2006.

With the proceeds of our financings in 2005, and the proceeds of the March 2006 $6.0 million stock sale, we anticipate that we will have sufficient funds to support our operations into early 2007, notwithstanding a substantial downturn in sales of discount cigarettes in the third and fourth quarters of 2005 attributable, in part, to the recent Gulf Coast hurricanes and continued competitive pressures in the four non-MSA states. It is anticipated that sales in 2006 will continue to be negatively impacted by the recent events in the Gulf Coast states and by continued pressure on the deep discount cigarette market in the four non-MSA states. In the fourth quarter of 2005, the Company undertook a number of steps to address this decline in cigarette sales volume, including limiting the amount of promotional spending, consolidating and revamping the sales force in Texas and, to a lesser extent, in Florida and Minnesota, and downsizing the workforce at our Petersburg, Virginia, cigarette factory. However, absent the successful completion of our ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the expected volume of sales of cigarettes, we believe that it will be necessary to pursue additional sources of funds in early 2007. However, depending upon market conditions and the price of our common stock, we may decide to seek additional funds before early 2007.

We began the trial of our patent infringement litigation in January 2005, and if we are successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment Motions, we expect to complete the trial of our patent infringement case within a relatively short period of time after the Court rules on the outstanding defense and motions for summary judgment. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit. Also, we expect to continue to pursue opportunities for licensing our smokeless tobacco products and expanding our sales and marketing efforts, particularly if we obtain additional funds during 2006 from the exercise of outstanding warrants. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Summary of Balances and Recent Sources and Uses

As of December 31, 2005, we had positive net working capital of approximately $9.0 million, approximately $11.5 million in cash and cash equivalents and $2.4 million of accounts receivable, compared to a net working capital of approximately $9.0 million, $7.7 in cash and cash equivalents, and $7.5 million in accounts receivable, as of December 31, 2004.

Net Cash Provided By (Used In) Operating Activities. In 2005, $14.0 million of cash was used in operating activities compared to $13.1 million of cash used in operating activities during 2004. This decrease in cash generated by operations during 2005 was primarily due to the decreasing volume of cigarettes sold, increasing cost of goods sold, offset somewhat by a higher price per carton.

Net Cash Provided By (Used In) Financing Activities. In 2005, $20.7 million of cash was generated by financing activities versus $26.8 million of cash generated by financing activities in 2004. The funds generated during 2005 were from the $26.2 million in net proceeds from the sales of our common stock. The funds generated during 2004 were from the $28.7 million in net proceeds from the sales of our common stock and the $9 million convertible debenture financing. During 2005, approximately $5.0 million was used for repayment of notes payable and capital leases compared to $10.3 million used for such purposes in 2004.

Net Cash Provided by (Used In) Investing Activities. During 2005, approximately $1.0 million of cash was generated by investing activities versus $0.3 million of cash generated by investment activities during 2004. The cash generated during 2005 resulted from the collection of $0.9 million of notes receivable from officers and deposits released from leases, while the cash generated during 2004 was due to the release of a deposit on an operating lease.

Net Cash Used in MSA Escrow Payments. During 2005, we deposited approximately $3.9 million for our escrow obligations for 2004 sales in MSA states. During 2004, we deposited approximately $6.2 million for our escrow obligation for 2003 sales in MSA states plus additional net deposits of $0.2 million for quarterly payments for 2004 sales. The lower amount deposited in 2005 was due to the Company’s efforts to minimize its sales in MSA states.

Cash Demands on Operations

While we obtained $26.2 million in financing in 2005, we had a consolidated net loss of approximately $25.1 million and substantial cash outlays, including $3.9 million in MSA escrow payments for 2004 sales and payments of approximately $2.1 million as we reduced our accounts payable from $3.1 million at the end of 2004 to $1.0 million at the end of 2005.

We continue to experience operating losses, which if not reversed will continue to negatively impact on our working capital. For 2005, sales of our discount cigarettes totaled approximately $46.4 million, a decrease of approximately $20.3 million or 30.4%, from approximately $66.7 million during the 2004. Although our truckload sales decreased substantially compared to 2004, our prices increased by approximately 4.7% from $7.21 to $7.56. This increase in part, reflected the cost of the recent tobacco farmer buyout legislation which is approximately $0.50 per carton over the life of the program. Sales of our smokeless products continue to be de minimis. Our net working capital and results of operations do not reflect our obligation to make MSA escrow deposits for 2005 sales, which we must make in April 2006.

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

Contingent Liabilities and Cash Demands

B&W Agreements. Under the Restated Master Agreement, as amended by letter agreements dated December 4, 2002 and August 14, 2003, between B&W and the Company, we owe B&W approximately $20 million in long-term tobacco curing barn loans. On January 1, 2006, interest began to accrue on this debt at prime plus 1% and payment of principal and interest is due thereafter in 96 monthly installments. The debt is secured by tobacco leaf inventory and certain of our tobacco curing barns. Once the outstanding loan balance is reduced to $10 million, the collateral will be released by B&W.

In addition, as of December 31, 2004, we also had an obligation of $8,184,875 payable to B&W as a result of restructured accounts payable. The principal payments on this obligation were deferred until January 2005. Beginning in January 2005 that debt is being repaid through monthly principal payments of $250,000, plus interest at a rate of 1% over prime on the outstanding balance. The balance as of December 31, 2005, on this payable was $4,961,743.

Under the Other Low TSNA Tobacco Agreement, B&W is obligated to pay royalties to us on B&W’s purchases of StarCured® tobacco and other low-TSNA tobacco once a royalty rate is established with one of the other three largest tobacco manufacturers pursuant to the terms of the April 25, 2001 Agreements. In the second quarter of 2004, we entered into an agreement with another tobacco manufacturer for the licensing of low TSNA hard tobacco. Under that agreement, the manufacturer conducted an initial assessment of a hard tobacco product and the agreement anticipated that this would be followed up with a subsequent test market, although that test market has not been initiated. We do not anticipate receiving any royalties under that agreement for the foreseeable future. To enable us to pursue this agreement we granted B&W a three month extension of the date on which it would begin once again to pay royalties under the April 25, 2001 Other Low TSNA Tobacco Royalty Agreement, once a royalty rate is established with one of the other three largest tobacco manufacturers.

On July 30, 2004, RJR, a subsidiary of B&W, and certain of their affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American, Inc., which is 42% owned by British American Tobacco, PLC, the parent company of B&W. In the patent litigation discussed herein, RJR took the position that the new operating entity that resulted from the combination of RJR and B&W, assumed all of the rights and obligations under the agreements previously entered into between us and B&W, and moved to dismiss the case on that basis. After full briefing, the Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign the Star/B&W agreements to the new subsidiary, that we had not consented to the assignment and that the de facto merger doctrine did not apply to vitiate the need for our consent. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations did not impact on the claims asserted by us in the patent litigation.

Master Settlement Agreement. We currently have approximately $37.3 million held in MSA escrow. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA. Consequently, these funds are not available to finance our working capital or other liquidity demands.

Under the qualifying statutes enacted pursuant to the MSA, we are responsible for making escrow payments on all of our cigarettes sold in any MSA state, regardless of where such products are manufactured. The MSA escrow deposit for 2005 sales is due on or before April 15, 2006, except for any quarterly payments required under the qualifying statutes in a number of the MSA states. In 2005, our sales of cigarette decreased approximately 32% from 1.8 billion units to 1.2 billion units and we have sought to focus our sales in the four non-MSA states where we are not obligated to make escrow payments. Notwithstanding these facts, we have continued to make some sales to customers in MSA states and, based on our past experience, we anticipate that we will have escrow obligations for indirect sales made by our direct customers. We are currently seeking to determine the extent of our 2005 escrow obligation, but expect that this obligation will be approximately $1.5 million, based on information which we have on direct sales, the level of indirect sales by our customers to MSA states in prior years, and reports received from such states to date.

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

Tax Refunds and Assessments. In 2004, we were notified that our 2001 tax return had been selected for examination by the Internal Revenue Service (“IRS”). In the course of its conduct of this examination, the IRS has expanded the scope of the examination to include all of our returns that have been filed for the years ended December 31, 2002 through 2004. In 2005, our request for a private letter ruling, which related to the years under IRS examination, was resolved generally in our favor. The statute of limitations for taxable years 2001 and 2002 have been extended by mutual agreement through September 15, 2007. We have provided all information requested by the IRS in connection with its examination. The IRS may request additional information as the examination is ongoing. There have been no substantive discussions relating to possible adjustments to date. Accordingly, since our returns for such years are currently under examination, it is reasonably possible that adjustments may be proposed that result in liability to the Company. We believe that the returns filed for such years are substantially correct. However, in the absence of any indication of whether adjustments will be asserted, we cannot reasonably estimate a range, if any, of potential liability.

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

Recent Raising of Capital and Potential for Additional Financing

During 2004, we raised a total of $38.0 million from the sale of a $9 million convertible debenture and common shares. On January 10, 2005, the debenture was converted into 3,179,810 shares of our common stock. In connection with this conversion, we recognized a non-cash expense during the first quarter of 2005 of approximately $4.8 million to reflect the cost of the discount provided for in the conversion, as well as to expense the remaining portion of the unamortized costs of the initial debt issuance.

On February 25 and February 28, 2005, we entered into a Securities Purchase and Registration Rights Agreement for the sale of 3.6 million shares of common stock, together with 9-month warrants, with an exercise price of $5.00 per share, for an additional 3.6 million shares of common stock. We received aggregate proceeds of $18.0 million from the sale of shares. In connection with that offering, we agreed to file a shelf registration statement with respect to the resale of the shares included in the offering or issued upon exercise of the warrants.

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

On November 21, 2005, the Company amended the February Purchase Agreements it had executed with two investors who had participated in the February private placement. In connection with the February Purchase Agreements, the Company issued to these two investors warrants, at an exercise price of $5.00 per share, to purchase an aggregate of 1,700,000 shares of the Company’s common stock with an expiration date of November 22, 2005. The November 21, 2005 amendments to the February Purchase Agreements increased the warrant exercise price from $5.00 to $5.25 and extended the expiration date of the warrants to March 22, 2006.

On March 3, 2006, we entered into a Securities Purchase and Registration Rights Agreement for the sale of 2.0 million shares of common stock at $3.00 per share together with warrants with an exercise price of $3.00 per share, for an additional 2.0 million shares of common stock. Pursuant to the agreement we received $600,000 in cash and a $5.4 million full recourse subscription promissory note receivable which is payable over four months. The promissory note is secured by the pledge of the issued shares. In connection with that offering, we agreed to make best efforts to successfully register the shares included in the offering or issued upon exercise of the warrants.

With the proceeds of the Company’s financings in 2005 and the March 2006 $6.0 million stock sale, we anticipate that we will have sufficient funds to support our operations into early 2007. However, absent the successful completion of our patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, we expect that we would need to pursue additional sources of funds in early 2007. We began the trial of our patent infringement litigation in January 2005, and assuming we are successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending motions for summary judgment, we expect to complete the trial of our patent infringement case shortly after the Court rules on the outstanding defense and Motions for Summary Judgment. Also we expect to continue to pursue opportunities for licensing our smokeless tobacco products, expanding our sales and marketing efforts and efforts to improve our existing very low-TSNA smokeless products, particularly if we obtain additional funds from the exercise of outstanding warrants (see the discussion under the caption “Prospects for our Operations” above in this Item 7). While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Our inability to improve operations or to raise funds in early 2007 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations

At December 31, 2005, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, were as follows (in thousands):

			Amount of Commitment ($) Expired By Year Ended December 31,
	TOTAL	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term Debt	24,931,638	5,497,392	6,956,527	4,994,784	7,482,935
Capital Leases	45,775	45,775	—	—	—
Operating Leases	2,924,091	991,392	610,330	351,018	973,350

TOTAL	27,901,504	6,534,559	7,566,857	5,345,766	8,456,285

Accounting and Reporting Developments

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

In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an imbedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interest in securitized financial assets must be evaluated to identify interest containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

Some of the Company’s borrowings, including some of the Company’s leases, are at variable rates and, as a result, the Company is not subject to interest rate exposure on these notes. The debt due to B&W consisting of long-term loans and an account payable balance bear an interest rate of prime plus 1%.

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

Item 8. Consolidated Financial Statements and Supplementary Data

The Company’s consolidated financial balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, together with the related report of the Company’s outside auditor, are contained on pages F-1 through F-33 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, as appropriate, to allow timely decisions regarding required disclosure. As required by SEC Rule 13s-15 (b), the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and Chairman of the Board, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board concluded that both our disclosure controls and procedures and our internal controls over financial reporting are effective at the reasonable assurance level.

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

As described below, Star Scientific, Inc. in 2005 identified areas for improvement in internal control over financial reporting that also apply to the Company’s disclosure controls and procedures and during 2005 we implemented additional controls and procedures. The Company also performed additional analyses and other post-closing procedures in an effort to ensure the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have been prepared in accordance with generally accepted accounting principles. Aidman Piser & Company, P.A.’s report, dated March 3, 2006, expressed an unqualified opinion on our consolidated financial statements.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, utilizing the framework established in “INTERNAL CONTROL - INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 is effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Aidman Piser & Company, P.A., an independent registered public accounting firm, as stated in their report, included at pages F-2 and F-3. This report expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

/s/ Jonnie R. Williams	/s/ Christopher G. Miller	/s/ Paul L. Perito
Jonnie R. Williams	Christopher G. Miller	Paul L. Perito
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial and Accounting Officer)	Chairman of the Board, President and Chief Operating Officer

(d) Changes in Internal Control over Financial Reporting. In connection with the evaluation of internal controls described above in paragraph (a) of Item 9A, Star Scientific, Inc. in 2005 identified several areas for improvement in internal control over financial reporting and, as described in the Company’s annual and quarterly filing, made changes to its policies and procedures during 2005 that are intended to strengthen its disclosure controls and procedures, as well as its internal control over financial reporting.

The Company has communicated to the Audit Committee and its auditors the above changes to internal control over financial reporting identified in its 2005 reports and has provided documentation to its auditors to substantiate the changes made from December 31, 2004 to through December 31, 2005.

Management believes that these actions and controls will strengthen its internal control over financial reporting and consequently strengthen its disclosure controls and procedures.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors serve for a one-year term and until the election and qualification of their successors, or their earlier resignation or removal. The following is the current listing of the Board of Directors, as of March 13, 2006:

Biography

Gerald P. Carmen. Ambassador Carmen, 75, has served as a member of the Board since September 22, 2005. He also is a founding partner of Carmen, Carmen and Hugel in Washington, DC, now known as the Carmen Group, where he has been a senior consultant since 2004. The Carmen Group, which was founded in 1990, is a firm that provides lobbying services on a federal and state level as well as representation on legislative and regulatory matters. Its annual revenues places it among the top 25 lobbying firms in Washington, DC. Mr. Carmen was Administrator of the General Services Administration (GSA) from 1981 to 1984, when President Reagan appointed him U.S. Permanent Representative to the United Nations in Geneva with the rank of ambassador. In 1989, he was appointed President and CEO of the Federal Asset Disposition Corporation (FADA), the predecessor of the current Resolution Trust Corporation. At that time FADA managed assets with an estimated aggregate value of $4 billion. Prior to his government service, Mr. Carmen owned a chain of automotive stores. Mr. Carmen currently serves as a member of the Board of Directors of Ezenia, Inc., and chairs the audit committee of that board. Other board memberships have included the Northeast Savings Bank, a $9 billion Connecticut bank acquired by Fleet; Federal Home Loan Bank Board of Boston; Gruen Marketing Corporation; and Mediplex. A lifelong resident of New Hampshire, Mr. Carmen served three terms as Chairman of that state’s Republican Party. Mr. Carmen is a graduate of the University of New Hampshire.

Christopher C. Chapman, Jr., M.D. Dr. Chapman, 53, has served as a member of the Board since September 22, 2005. Since it was founded in 1999, Dr. Chapman has served as Chairman and CEO of Chapman Pharmaceutical Consulting, Inc., which provides expert medical consultation on the development and management of domestic and global product development programs for biotech, pharmaceutical and medical device products. He was Senior Director of Medical Affairs with Quintiles/BRI, the largest contract research organization (CRO) in the U.S., from 1995-2000. In that capacity, Dr. Chapman had oversight responsibility for the support of new drug applications (NDA), clinical studies and device submissions to the FDA for approval. From 1992-1994, Dr. Chapman was Medical Director at Regeneron Pharmaceuticals. He currently serves as chairman of the Chapman Pharmaceutical Health Foundation and is also a member of the board of directors of Biovest. Dr. Chapman is a graduate of the Georgetown University School of Medicine in Washington, DC.

Marc D. Oken. Mr. Oken, 59, has served as a member of the Board since October 11, 2005. In October 2005, Mr. Oken retired as Chief Financial Officer of Bank of America Corporation, a position he held since 2004. Prior to his appointment as Chief Financial Officer, Mr. Oken was Principal Financial Executive, a position he held since joining the bank in 1989. As CFO, Mr. Oken was responsible for finance, supply chain management, corporate treasury, corporate investments, corporate workplace, and investor relations. He served as the Transition Executive for the mergers with Fleet Boston Financial Corporation and credit card provider MBNA Corporation. From 1981 to 1983, he was a Fellow with the Securities and Exchange Commission, serving as principal advisor to the SEC’s chief accountant on matters relating to financial service industry accounting and disclosure. Mr. Oken was a partner with Price Waterhouse, and was associated with that firm from 1974 to 1981 and 1983 to 1989. Mr. Oken currently serves as a member of the Board of Directors of Marsh & McLennan Companies, Inc. and Sonoco. He is the past chairman of the board of trustees of the Mint Museum of Art in Charlotte and the Charlotte Symphony Orchestra, and a member of the board of trustees of the Charlotte Country Day School and the North Carolina Museum of Art Foundation. Mr. Oken earned an undergraduate degree in business administration in 1968 from Loyola College in Baltimore, Maryland, and a master’s degree in business administration in 1973 from the University of West Florida. He is a Vietnam veteran who served as a U.S. Navy aviator from 1968 to 1973.

Paul L. Perito. Mr. Perito, 69, is the Company’s Chairman, President and Chief Operating Officer. He has served as Chairman of the Company since August 2000, as a director of the Company since December 1999 and as the Company’s President and Chief Operating Officer since November 1999. Mr. Perito served as the Company’s Executive Vice President, General Counsel and Chief Ethics Officer from June 1999 through November 1999. Previously, Mr. Perito was a senior partner in the law firm of Paul, Hastings, Janofsky & Walker LLP (“PHJ&W”) from July 1991 until June 1999 when he became a senior counsel to the firm at the time he joined the Company. Mr. Perito resigned his position as senior counsel to PHJ&W as of March 31, 2001 after serving as National Co-Chair of the White Collar Corporate Defense Practice Group at PHJ&W since 1991, and Chair of the Litigation Department in that firm’s Washington, D.C. office since 1995. Prior to his re-entry into private practice, he served as Chief Counsel and Deputy Director of the White House Special Action Office on

Drug Abuse Prevention (“Drug Czar’s Office”) from 1971 to 1973. Mr. Perito was confirmed by the Senate for that position in March 1972. From 1970 to 1971, Mr. Perito served as Chief Counsel and Staff Director to the U.S. House of Representatives Select Committee on Crime. Immediately prior to serving the Congress, Mr. Perito was an Assistant United States Attorney in the Southern District of New York, U.S. Department of Justice from 1966 to 1970. Mr. Perito graduated from Tufts University, Magna Cum Laude and Phi Beta Kappa and from the Harvard Law School. Mr. Perito was a Rotary International Scholar at the Victoria University of Manchester in Manchester, England and in Lund University, Lund, Sweden in P.P.E. in 1960-61 before entering Harvard Law School. Mr. Perito graduated from Harvard Law School (LLB/JD), as an Edward John Noble Scholar, in 1964 and was thereafter admitted to the Bar of the Commonwealth of Massachusetts. He is also a member of the District of Columbia Bar and is admitted to practice in numerous federal District Courts, Courts of Appeal and the United States Supreme Court. Mr. Perito is the President of the Harvard Law School Association of the District of Columbia, a member of the Executive Committee of the Harvard Law School Association, and Secretary to the Harvard Law School Association. He is Chairman of the Harvard Law School Class of 1964 Reunion and Fund Committees. Also, Mr. Perito is a member of the International Board of Overseers of Tufts University.

Leo S. Tonkin. Mr. Tonkin, 68, has served as a director of the Company since October 1998. He established the Washington Workshops Foundation in 1967, and has served as Founding Director since that time. Since 1999 he also has served as President and Director of Travel Seminars, Inc. He served as a member of the White House Conference on Youth in 1971, Special Assistant to the Chairman of the U.S. House of Representatives Select Committee on Crime, Legal Consultant to the U.S. House of Representatives Higher Education Subcommittee, and Executive Director of the Commissioners’ Council on Higher Education in Washington, D.C. He has served as Chairman of the Board of Trustees of St. Thomas Aquinas College and as a Board member of Southeastern University and Immaculata College. He is a vice president of the London, England Federation of Youth Clubs and is an advisor to the Retinitis Pigmentosa Foundation in California. Mr. Tonkin is a graduate of Johns Hopkins University and received his law degree from Harvard Law School. He holds an honorary Doctor of Pedagogy degree from St. Thomas Aquinas College and the State University of New York.

David C. Vorhoff. Mr. Vorhoff, 50, has served as a member of the Board since October 11, 2005. Mr. Vorhoff is a co-founding partner of McColl Partners in Charlotte, North Carolina and has served as its president since its founding in 2001. McColl Partners provides investment banking services to middle-market companies and financial institutions, and advises clients in three primary areas: mergers and acquisitions; raising private capital; and strategic advisory and valuation assignment. The founders of McColl Partners include Mr. Vorhoff and Hugh L. McColl, Jr., the former Chairman and Chief Executive Officer of Bank of America. Prior to 2001, Mr. Vorhoff was a Managing Director of Bank of America Securities Health Care Group and NationsBank Montgomery Securities Health Care Group in New York; and NationsBank Capital Markets Mergers and Acquisitions Group in Charlotte, NC. Mr. Vorhoff is a Phi Beta Kappa graduate of the University of North Carolina at Chapel Hill, and he obtained a master’s degree in business administration from the Kenan-Flagler Business School at the University of North Carolina.

Jonnie R. Williams. Mr. Williams, 50, has served as the Company’s Chief Executive Officer since November 1999 and has served as a director of the Company since 1998. Mr. Williams was one of the original founders of Star Tobacco, Inc., and served as Chief Operating Officer (“COO”), and Executive Vice President (“EVP”) until July 1999. On July 1, 1999, in order to concentrate upon the expanding demands of the Company’s sales and new product development, Mr. Williams resigned as COO and EVP to assume the primary responsibilities of Director of Product Development and Sales. Mr. Williams, a principal stockholder of the Company, is also the inventor of the StarCured® tobacco curing process for preventing or significantly retarding the formation of TSNAs in tobacco and tobacco smoke. Mr. Williams has been involved in venture capital start-up bio-tech companies for over a decade where he has been either a major shareholder or a co-founder of the following companies: LaserSight, LaserVision and VISX. Mr. Williams is also one of the owners of Regent Court Technologies LLC and is a principal in Jonnie Williams Venture Capital Corp.

Executive Officers

Set forth below is biographical information for each executive officer of the Company who is not also a director.

Sheldon L. Bogaz. Mr. Bogaz, 40, has served as Vice President of Trade Operations of Star Tobacco, Inc., the Company’s wholly-owned subsidiary, since October 2000 and is responsible for managing customer relationships, developing new business, and formulating and implementing pricing and trade programs. He served as the Vice President of Sales and Trade Operations of the Company from September 1995 to October 2000. Prior to joining the Company in 1995, Mr. Bogaz served as a Commercial Lender with NationsBank from 1992 to 1995. He holds a Bachelor of Science Degree in Business Administration from Virginia Commonwealth University.

David M. Dean. Mr. Dean, 46, has served as Vice President of Sales and Marketing of the Company since November 1999. From 1998 to October 1999, he served as a Principal of Group Insurance Concepts of Virginia, L.L.C., an employee benefits consulting firm and an affiliate of Northwestern Mutual. From 1984 to 1998, Mr. Dean was employed with Trigon Blue Cross/Blue Shield in Richmond, Virginia, where he held a variety of executive positions over a 14 year period, including Vice President of the Eastern Region from 1994 to 1996, Vice President of Sales from 1996 to 1997 and Vice President of Sales and Account Management for the Eastern and Western Regions from 1997 to 1998. Trigon Blue Cross/Blue Shield was the largest health insurer in Virginia and was purchased during 2002 by Anthem. Mr. Dean is a graduate of Elon College.

Paul H. Lamb, III. Mr. Lamb, 72, served as President of Star Tobacco from 1990 to 1994 and since 1998. He also has served as a director of Star Tobacco since 1990. He served as a consultant to the Company from 1994 until assuming his current position in December 1998. From 1986 to 1990, Mr. Lamb founded and operated Lamb Services, Ltd., an engineering consulting firm, and from 1958 to 1986 he was employed with Brown & Williamson Tobacco Corporation where he held a variety of engineering positions. Mr. Lamb served as a director of the Southside Regional Medical Center in Petersburg, Virginia for twenty-six years. Mr. Lamb graduated from Virginia Military Institute (VMI) with a degree in civil engineering.

Christopher G. Miller. Mr. Miller, 47, served as the Company’s Acting Chief Financial Officer from April 2000 until September 2000, and as Chief Financial Officer beginning in September 2000 and served as a director of the Company from April 2000 to October 2004. He is a founder and serves as Chief Executive Officer of The Special Opportunities Group, LLC. Prior to his service at The Special Opportunities Group, Mr. Miller served as Chief Financial Officer of The Gilder Group from 1998 to 1999, Founder and Chief Executive Officer of American Healthcare, Ltd. from 1994 to 1998, Founder and Chief Executive Officer of International Medical Care, Ltd. from 1992 to 1993, and Chief Financial Officer and Executive Vice President of Hospital Corporation International from 1991 to 1992. Upon his graduation from Harvard Business School, Mr. Miller was employed by Bear Stearns Companies Inc. in New York as an Associate in Investment Banking. Mr. Miller serves on the Board of Directors of SignalQuest and Marco Polo Management Company. Mr. Miller graduated from the U.S. Military Academy at West Point in 1980 with a B.S. in Engineering and received an MBA from Harvard Business School in 1987.

Robert E. Pokusa. Mr. Pokusa, 55, has served as General Counsel of the Company since March 2001. From 1991 to March 2001, he was associated with Paul, Hastings, Janofsky & Walker LLP during which time he worked on a number of matters for the Company and concentrated his practice in the areas of complex civil litigation and administrative law. From 1980 to 1991, Mr. Pokusa was associated with the law firms of Perito, Duerk & Carlson; Finley, Kumble, Wagner, Hiney, Underburg, Manley, Meyerson & Casey; and Washington, Perito and Dubuc. Mr. Pokusa received his Bachelor of Arts Degree from Montclair State University and his law degree from The American University, Washington College of Law. He is a member of the Virginia and District of Columbia bars.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires directors and executive officers and persons, if any, owning more than ten percent of a class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the Company’s equity and equity derivative securities. Based solely upon a review of the copies of such reports furnished to the Company, or written representations from reporting persons, the Company believes that all required persons during 2005, with the exception of the filing discussed below, were in compliance.

On April 21, 2005, Christopher Miller, the Company’s CFO, purchased 25,000 shares of the Company’s common stock through a stock option exercise. A Form 4 was subsequently filed on April 27, 2005 to reflect this transaction.

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

The Board of Directors has determined that the Audit Committee Financial Expert is Mr. Gerald P. Carmen. Mr. Carmen does not qualify as an Independent Director due to certain payments he received for past services to the Company. The NASDAQ Rules allow the Board to appoint a director, who is not independent under the NASDAQ Rules, to the audit committee if it determines that there are exceptional and limited circumstances whereby this individual’s membership on the committee is required by the best interests of the Company and its shareholders and the Board discloses the nature of the relationship and the reasons for that determination. The Board concluded that the other members of the Audit Committee would not have the type of business experience and expertise that would allow them to be certified as a financial expert for purposes of their service on that Committee. The Board determined that Mr. Carmen had extensive experience both in the private and public sectors in the role of Chief Executive Officer or a comparable role and, therefore, had the expertise to qualify as a financial expert under the NASDAQ Rules and to handle complex business issues including compensation matters. Given that fact, the Board believed that exceptional circumstances existed under which Mr. Carmen would be elected as a member of the Audit Committee.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for each individual who served as Chief Executive Officer and the five most highly compensated officers of the Company (the “Named Executive Officers”), certain information concerning their compensation.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Other Annual Compensation ($)(2)		Long Term Compensation Awards		All Other Compensation(4)
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)			Restricted Stock Award ($)	Securities Underlying Options (#)(3)
Jonnie R. Williams Chief Executive Officer	2005 2004 2003	1,000,000 1,000,000 1,000,000	— — —	97,100 116,956 53,353	(5)	— — —	— — —	— — —

Paul L. Perito Chairman, President and Chief Operating Officer	2005 2004 2003	1,000,000 1,000,000 1,000,000	— — —	1,878,326 65,352 49,013	(6)	— — —	— — —	— — —

David M. Dean Vice President of Sales and Marketing	2005 2004 2003	295,054 295,054 295,054	1,500 1,500 2,449	6,609 14,792 11,776		— — —	— — —	— 6,128 5,107

Christopher G. Miller Chief Financial Officer	2005 2004 2003	225,000 230,577 171,254	— — —	148,306 10,352 7,793	(7)	— — —	— — —	— 3,808 3,505

Sheldon L. Bogaz Vice President, ST	2005 2004 2003	150,000 111,538 141,089	125,000 167,341 82,051	2,939 1,310 —		— — —	— — —	4,414 1,817 3,770

Robert E. Pokusa General Counsel	2005 2004 2003	385,000 401,354 368,846	1,500 1,500 1,500	8,045 3,763 19,126		— — —	— — 200,000	6,219 9,534 7,862

(1)	The Company did not make any long-term incentive plan payouts in 2005, 2004, or 2003.

(2)	Except as otherwise noted, the compensation reported in this column consists of automobile expenses and insurance premiums.
(3)	The Company did not award any stock appreciation rights to the executive officers in 2005, 2004 or 2003.
(4)	The only compensation reported in this column are the Company’s matching contributions to its 401(k) Plan.
(5)	This total is comprised of $65,596 for automobile expenses and $51,360 for insurance premiums.
(6)	This total is comprised of $1,782,467 in imputed income to the officer as a result of the payment of $300,000 in full satisfaction of an 85% nonrecourse and unsecured $2 million promissory note, including nonrecourse interest receivable, which the Company wrote-off on July 27, 2005; $33,743 for automobile expenses and $62,116 for insurance premiums.
(7)	This total is comprised of $136,501 for the receipt of 25,000 shares of the Company’s stock on April 21, 2005; $4,498 for automobile expenses and $7,307 for insurance premiums.

Option Grants During 2005

There were no stock options granted to the Named Executive Officers during 2005.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION/SAR VALUES

The following table sets forth, for the Named Executive Officers, certain information concerning options exercised during fiscal 2005 and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2005. The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 30, 2005 ($2.35 per share) and the exercise price of the officer’s options. The Company has never issued stock appreciation rights.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-The-Money Options at December 31, 2005 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jonnie R. Williams	—	—	—	—	—	—
Paul L. Perito	—	—	1,000,000	—	665,000	—
David M. Dean	—	—	325,000	—	—	—
Sheldon L. Bogaz	—	—	250,000	—	—	—
Christopher G. Miller	25,000	18,625	300,000	—	134,750	—
Robert E. Pokusa	—	—	250,000	—	290,030	—

The Company does not have a defined benefit plan or actuarial pension plan. During 2005, the Company did not have a “long-term incentive plan”, and the Company did not make any “long-term incentive awards”, as such terms are defined in Item 402 of Regulation S-K.

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

Mr. Tonkin, Ambassador Carmen, Dr. Chapman, Mr. Oken, and Mr. Vorhoff currently are designated as Independent Directors. The designation on independence by the Company is intended solely for the purpose of clarifying which directors are entitled to compensation for their services as directors. Directors not designated as Independent Directors generally are those who in the past have been, or currently are being, compensated by the Company for other services rendered, or who have waived their right to receive director compensation. Directors who are employees receive compensation in their capacity as Company employees but do not receive any compensation for Board or committee meetings, nor do they receive the “options package” made available to individuals serving as Independent Directors.

Employment Agreements

On December 30, 2005, the Company entered into a Second Amended and Restated Executive Employment Agreement (the Employment Agreement) with Mr. Perito, which amended and restated an amended and restated employment agreement entered into in June 2002, which had amended and restated the original employment agreement entered into with Mr. Perito in April 1999. The Employment Agreement has a term of one year and expires on December 31, 2006. The Employment Agreement provides Mr. Perito with a $1.0 million base salary. In addition, the Board at its discretion would be entitled to award a performance bonus to Mr. Perito if the Company prevails on the defense and motions that are pending in its patent infringement lawsuit and provides that the Company and Mr. Perito will seek to set other bonus criteria for the year on or before March 30, 2006. Upon termination by the Company of Mr. Perito’s employment For Cause (as defined in the Employment Agreement) or by Mr. Perito voluntarily, the Company will be obligated to pay to Mr. Perito all salary then due and payable through the date of termination but Mr. Perito will not be entitled to any severance compensation or any accrued vacation pay or bonuses. Upon termination by the Company of Mr. Perito’s employment without cause or by Mr. Perito for Good Reason (as defined in the Employment Agreement), the Company will be obligated to pay to Mr. Perito all salary, benefits, bonuses and other compensation that would be due under the Employment Agreement through the end of the term of the Employment Agreement. Upon termination of Mr. Perito’s employment as a result of his death or disability, the Company will be obligated to pay to Mr. Perito all salary and benefits, but not bonuses and other compensation, that would be due under the Employment Agreement. Consistent with Mr. Perito’s original employment agreement with the Company, in connection with certain transactions that may result in a change in voting control of the Company (each, a “Disposition Transaction”), certain changes in the Company’s senior management, or a removal or replacement of a majority of the Board of Directors, Mr. Perito will be entitled to terminate the employment agreement, to receive a one-time termination payment of $2.5 million and to participate in the Disposition Transaction upon the same terms and conditions as certain principal stockholders of the Company. The Company also will be obligated to reimburse Mr. Perito for any taxes that may become due as a result of the application of Section 280G of the Internal Revenue Code to the payment described in the preceding sentence.

On July 27, 2005, Mr. Perito tendered to the Company a payment of $300,000 as full satisfaction of a nonrecourse and unsecured $2 million promissory note issued to the Company in 1999. Mr. Perito issued the note in 1999 to purchase two million shares of the Company’s common stock. Under its terms, the $2 million promissory note was nonrecourse as to accrued interest and 85% of the principal amount of the note, and reflected an inducement to Mr. Perito to join the Company and resign his senior partnership with a national law firm. In connection with the payment by Mr. Perito, the Company has incurred an expense of $1.8 million due to the write-off of $1.7 million of the note receivable due and approximately $0.1 million of accrued interest. In connection with Mr. Perito’s original 1999 Employment Agreement, Mr. Perito was also granted qualified stock options to purchase 1,000,000 shares of Common Stock at $1 11/16 per share, the price of the Common Stock on the date of grant. Such options vested immediately.

On December 30, 2005, the Company entered into an Executive Employment Agreement (the Employment Agreement) with Mr. Williams that is parallel to the Employment Agreement entered into with Mr. Perito, consistent with Messrs. Williams and Perito having parallel compensation packages in prior years. The Employment Agreement has a term of one year and expires on December 31, 2006. The Employment Agreement provides Mr. Williams with a $1.0 million base salary. In addition, the Board at its discretion would be entitled to award a performance bonus to Mr. Williams if the Company prevails on the defense and motions that are pending in its patent infringement lawsuit and provides that the Company and Mr. Williams will seek to set other bonus criteria for the year on or before March 30, 2006. Upon termination by the Company of Mr. Williams’ employment For Cause (as defined in the Employment Agreement) or by Mr. Williams voluntarily, the Company will be obligated to pay to Mr. Williams all salary then due and payable through the date of termination but Mr. Williams will not be entitled to any severance compensation or any accrued vacation pay or bonuses. Upon termination by the Company of Mr. Williams’ employment without cause or by Mr. Williams for Good Reason (as defined in the Employment Agreement), the Company will be obligated to pay to Mr. Williams all salary, benefits, bonuses and other compensation that would be due under the Employment Agreement through the end of the term of the Employment Agreement. Upon termination of Mr. Williams’ employment as a result of his death or disability, the Company will be obligated to pay to Mr. Williams all salary and benefits, but not bonuses and other compensation, that would be due under the Employment Agreement. Consistent with Mr. William’s employment agreement with the Company, in connection with certain transactions that may result in a change in voting control of the Company (each, a “Disposition Transaction”), certain changes in the Company’s senior management, or a removal or replacement of a majority of the Board of Directors, Mr. Williams will be entitled to terminate the employment agreement, to receive a one-time termination payment of $2.5 million and to participate in the Disposition Transaction upon the same terms and conditions as certain principal stockholders of the Company. The Company also will be obligated to reimburse Mr. Williams for any taxes that may become due as a result of the application of Section 280G of the Code to the payment described in the preceding sentence.

On October 6, 2000, the Company entered into an employment agreement with David Dean, as the Vice President of Sales and Marketing, which was to expire on December 31, 2001. In addition to a $250,000 base salary, the agreement provided for a commission on the sale of cigarettes made by the Company up to a maximum of $250,000 per year during 2000 and 2001. The agreement with Mr. Dean also granted him the right to purchase 350,000 shares of Common Stock at $4.00 per share, of which 175,000 options vested as of the date of the employment agreement, and the remaining balance of 175,000 options vested in equal monthly increments over the twelve-month period following execution of the employment agreement. Upon termination by the Company of Mr. Dean’s employment without Cause or by Mr. Dean for Good Reason (as defined in the employment agreement), the agreement provided that the Company would be obligated to pay to Mr. Dean all salary and commissions that would be due under the employment agreement through the end of the term of the employment agreement. Under the terms of Mr. Dean’s employment agreement, termination for Good Reason included, but was not limited to, certain transactions resulting in a change in voting control of the Company or a disposition of a majority of the Company’s income producing assets. Furthermore, in the event Mr. Dean did not accept the position of president and chief operating officer of Star Tobacco, Inc. in the event of a sale of Star Tobacco, Inc., Mr. Dean could terminate his employment for Good Reason. Pursuant to a separate letter agreement, Mr. Dean’s employment agreement continues on a month-to-month basis as described above, except that Mr. Dean is not entitled to any commission for cigarette sales.

On September 15, 2000, the Company entered into an employment agreement with Christopher G. Miller, the Chief Financial Officer, which was to expire on September 15, 2002, with certain renewal options. In addition to a $120,000 base salary, the agreement provided for annual performance bonuses as approved by the Compensation Committee. The agreement with Mr. Miller also granted him the right to purchase 50,000 shares of Common Stock at $4.00 per share, of which 25,000 shares vested on September 15, 2001 and 25,000 shares vested on September 15, 2002. As of March 15, 2001, the Company entered into an Amended and Restated Employment Agreement with Mr. Miller, which expired on March 15, 2003. In addition to a base salary of $225,000, the agreement provides for discretionary performance bonuses as approved by the Compensation Committee. This amended and restated agreement superseded the September 15, 2000 employment agreement, except as to the option granted to Mr. Miller under that agreement. The amended and restated agreement with Mr. Miller also granted him the right to purchase 250,000 shares of Common Stock at $1.844 per share, of which 100,000 options vested immediately, 100,000 vested on March 15, 2002, and 50,000 vested on September 15, 2002. Upon termination by the Company of Mr. Miller’s employment without Cause, the Company will be obligated to pay to Mr. Miller severance payments equal to six months salary, paid on a monthly basis. Furthermore, if there is a change of control of the Company (as defined in the employment agreement), and Mr. Miller’s agreement does not continue in effect after such a change in control, the Company will, within 60 days of notifying Mr. Miller of such termination, pay to Mr. Miller (a) a lump sum payment equal to all salary then due and payable and (b) severance payments equal to six months salary, paid on a monthly basis. Pursuant to the terms of the employment agreement, Mr. Miller is currently employed on a month-to-month basis.

On March 30, 2001, the Company entered into an employment agreement with Robert E. Pokusa, the General Counsel, which expired on March 30, 2004. The agreement provides for a base salary of $385,000 and for discretionary annual bonuses as approved by the Company’s Chief Operating Officer and the Chief Executive Officer. The agreement also granted Mr. Pokusa the right to purchase 50,000 shares of Common Stock at $1.4688 per share of which 25,000 shares vested on March 30, 2001 and 25,000 vested on March 30, 2002. Upon termination by the Company of Mr. Pokusa’s employment agreement without cause, the Company will be obligated to pay to Mr. Pokusa severance payments equal to six months salary, paid on a monthly basis. Furthermore, if there is a change in control of the Company (as defined in the employment agreement), and Mr. Pokusa’s agreement does not continue in effect after such change of control, the Company will, within 60 days of notifying Mr. Pokusa of such termination, pay to Mr. Pokusa (a) a lump sum payment equal to all salary then due and payable and (b) severance payments equal to six months salary, paid on a monthly basis. Pursuant to the terms of the employment agreement, Mr. Pokusa is currently employed on a month-to-month basis.

Compensation Committee Interlocks and Insider Participation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2005 certain information with respect to the beneficial ownership of the Company’s common stock by each beneficial owner of more than 5% of the Company’s voting securities, each director and each named executive officer, and all directors and executive officers of the Company as a group, except as qualified by the information set forth in the notes to this table. As of December 31, 2005, there were 75,151,415 shares of the Company’s common stock outstanding.

Name	Shares Beneficially Owned(1)	Percentage Owned(2)
Jonnie R. Williams(3)	16,721,319	22.2%

Kathleen M. O’Donnell as Trustee for Irrevocable Trust #1 FBO(4)	9,169,362	12.2%
Francis E. O’Donnell, Jr., M.D. and the Francis E. O’Donnell, Jr.
Descendants’ Trust 709 The Hamptons Lane Chesterfield, MO 63017

Paul L. Perito(5) 7475 Wisconsin Ave, Suite 850 Bethesda, MD 20814	2,767,500	3.6%

David C. Vorhoff(6)	1,252,308	1.6%

David M. Dean(7)	602,842	*

Christopher G. Miller(8)	437,542	*

Leo S. Tonkin(9)	325,000	*

Sheldon L. Bogaz(10)	281,957	*

Robert E. Pokusa(11) 7475 Wisconsin Ave, Suite 850 Bethesda, MD 20814	279,199	*

Marc D. Oken(12)	150,000	*

Gerald P. Carmen(13)	50,000	*

Christopher C. Chapman, Jr., M.D.(14)	50,000	*

All Directors, Executive Officers and Officers (11 Persons)	22,917,667	30.4%

*	Denotes less than 1% beneficial ownership.
(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days, by May 15, 2006, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them. Unless otherwise noted, the address for each of the above persons is c/o Star Scientific, Inc., 801 Liberty Way, Chester, Virginia 23836.

(2)	The “Percentage Owned” calculations are based on the outstanding shares of common stock as of December 31, 2005.
(3)	Includes 15,621,319 shares held by Mr. Williams. Also includes 1,100,000 shares held by Regent Court of which Mr. Williams is deemed to have beneficial ownership by virtue of his ownership interest in Regent Court and over which he shares voting and investment power with Dr. O’Donnell.
(4)	Includes 6,901,000 shares owned by a trust for the benefit of Francis E. O’Donnell, Jr., M.D., over which Kathleen O’Donnell, as trustee, has sole voting and investment power and 2,268,362 shares owned by a trust for the benefit of Dr. O’Donnell’s children over which Mrs. O’Donnell, as trustee, has sole voting and investment power. Excludes 400,000 shares owned by Hopkins Capital Group II, LLC, 200,000 shares owned by Hopkins Capital Group III, LLC and 200,000 shares owned by Hopkins Capital Group IV, LLC, each of which is a wholly-owned affiliate of Irrevocable Trust #1.
(5)	Includes 1,718,500 shares held by Mr. Perito, 1,000,000 shares which Mr. Perito has the right to acquire upon exercise of stock options that are presently exercisable and an aggregate of 49,000 shares held by his children or in trust for the benefit of his children, of which Mr. Perito disclaims beneficial ownership.
(6)	Includes 1,202,308 shares held by Mr. Vorhoff and 50,000 shares which Mr. Vorhoff has the right to acquire upon exercise of stock options vesting over two years, 25,000 of which will vest and become exercisable on October 11, 2006 and the remaining 25,000 will vest and become exercisable on October 11, 2007.
(7)	Includes 350,000 shares that Mr. Dean has the right to acquire upon exercise of stock options that are presently exercisable and 1,100 shares owned by Mr. Dean’s spouse.
(8)	Includes 325,000 shares that Mr. Miller has the right to acquire upon exercise of stock options that are presently exercisable.
(9)	Includes 325,000 shares that Mr. Tonkin has the right to acquire upon exercise of stock options that are presently exercisable.
(10)	Includes 250,000 shares that Mr. Bogaz has the right to acquire upon exercise of stock options that are presently exercisable.
(11)	Includes 250,000 shares that Mr. Pokusa has the right to acquire upon exercise of stock options that are presently exercisable.
(12)	Includes 100,000 shares held by Mr. Oken and 50,000 shares which Mr. Oken has the right to acquire upon exercise of stock options vesting over two years, 25,000 of which will vest and become exercisable on October 11, 2006 and the remaining 25,000 will vest and become exercisable on October 11, 2007.
(13)	Includes 50,000 shares that Mr. Carmen has the right to acquire upon exercise of stock options vesting over two years, 25,000 of which will vest and become exercisable on September 22, 2006 and the remaining 25,000 will vest and become exercisable on September 22, 2007.
(14)	Includes 50,000 shares that Mr. Chapman has the right to acquire upon exercise of stock options vesting over two years, 25,000 of which will vest and become exercisable on September 22, 2006 and the remaining 25,000 will vest and become exercisable on September 22, 2007.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	4,924,500	$2.79	2,568,500
Equity Compensation Plans Not Approved by Shareholders (1)	145,000	$1.00	0
Total	5,069,500		2,568,500

(1)	Includes a total of 125,000 non-qualified options to purchase shares of common stock at an exercise price of $3.375 granted to five consultants on September 24, 1999 pursuant to individual option agreements. These options fully vested on the date of grant and expired on July 7, 2004. Also includes 145,000 non-qualified options to purchase shares of common stock at an exercise price of $1.00 granted to a consultant on June 1, 2000 pursuant to an individual option agreement. These options fully vested on the date of grant and expire on March 1, 2009, if unexercised. The Company has also granted warrants to purchase shares of common stock of the Company to two consultants. Specifically, on December 20, 2000, the Company issued 210,526 warrants to purchase shares of common stock at an exercise price of $2.375 to a consultant. These warrants fully vested on the date of issuance and expire ten years thereafter, or if earlier, two years after the holder’s consulting agreement with the Company is terminated. The Company also issued 200,000 warrants to purchase shares of our common stock at an exercise price of $2.020 on March 20, 2002 to another consultant. These warrants fully vested on or prior to July 1, 2002 and will expire on the ten-year anniversary of the date of grant.

Item 13. Certain Relationships and Related Transactions

The Company has entered into a license agreement (the “License Agreement”) as the licensee with Regent Court Technologies, LLC, of which Jonnie R. Williams, the Company’s founder and Chief Executive Officer and Francis E. O’Donnell, Jr., M.D., the beneficiary of the O’Donnell Trust, which is the Company’s second largest shareholder (after Mr. Williams), are the owners. The License Agreement provides, among other things, for the grant of an exclusive, world-wide, irrevocable license to the Company, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor’s patent rights and know-how relating to the processes for curing tobacco so as to significantly prevent the formation of certain toxic carcinogens present in tobacco and tobacco smoke, namely the tobacco specific nitrosamines (TSNAs), and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereinafter developed. The Company is obligated to pay to Regent Court a royalty of 2% on all net sales of products by it and any affiliated sublicensees, and 6% on all fees and royalties received by it from unaffiliated sublicensees, less any related research and development costs incurred by the Company. The License Agreement expires with the expiration of the last of any applicable patents. Twelve United States patents have been issued, and additional patent applications are pending in the United States and in approximately 80 foreign jurisdictions. To date, the Company has paid no royalties under the License Agreement. The License Agreement may be terminated by the Company upon 30 days written notice or by Regent Court if there is a default in paying royalties or a material breach by the Company or the purchase of Star Scientific’s stock or assets.

Mr. Williams and Dr. O’Donnell have in the past jointly owned an airplane and currently are the principals in a company, Starwood Industries, LLC (“Starwood”), that acquired an airplane in 2002. The Company has utilized the airplane for business travel throughout the United States and to Mexico to client, vendor and scientific or technical consultant locations that are not near or easily accessible to airports with regularly scheduled or frequent commercial airline services. In late 2002, the Company entered into an agreement with Starwood under which it agreed to pay $2,100 per hour for use of the aircraft up to a maximum amount in any month equal to Starwood’s total monthly payment for the aircraft. The agreement with Starwood Industries was amended in December 2005 to increase the hourly rate for use of the aircraft to $3,150 to take into account increases in costs and rental rates since 2002. Prior to this arrangement with Starwood in 2002 the Company made direct payments for expenses incurred to various arms-length vendors with respect to utilization of the airplane. Payments made by the Company to Starwood (or Messrs. Williams and O’Donnell as predecessors-in-interest to the airplane) with respect to aircraft expenses were $412,060 in 2005, $501,008 in 2004, $820,307 in 2003 and $656,310 in 2002 and were billed at cost.

On July 27, 2005, Mr. Perito tendered to the Company a payment of $300,000 as full satisfaction of a nonrecourse and unsecured $2 million promissory note issued to the Company in 1999. Mr. Perito issued the note in 1999 to purchase two million shares of the Company’s common stock. Under its terms, the $2 million promissory note was nonrecourse as to accrued interest and 85% of the principal amount of the note, and reflected an inducement to Mr. Perito to join the Company and resign his senior partnership with a national law firm.

In August 2001, the Company made loans to Messrs. Bogaz, Dean, Miller and Pokusa in the amount of $100,000, $180,000, $180,000 and $140,000 respectively, for the purpose of their purchasing shares of Common Stock from an affiliated entity (Irrevocable Trust #1 FBO Francis E. O’Donnell, Jr., M.D.). Each of the officers executed a Full Recourse Promissory Note having a term of four years with interest payments payable annually at a rate of prime plus 1%. On August 17, 2005, the Company purchased a total of 174,860 shares of the Company’s Common Stock from these four officers for an aggregate purchase price of $632,993.20. The proceeds of the sale were used by the officers to retire in full the outstanding loans made by the Company in August 2001. The shares were purchased by the Company at a price of $3.62 per share, the closing price of the Company’s Common Stock on August 16, 2005, as reported on the NASDAQ National Market System. Each officer represented to the Company that it would be necessary for him to sell the shares in open market transactions in order to achieve sufficient liquidity to pay off the loans if the Company did not purchase the shares directly. The officers, in turn, paid the Company an aggregate of $633,000 in full payment for the loans and all accrued interest. By repurchasing the shares, the Company was able to reduce the total number of shares of Common Stock outstanding, and concomitantly reduce the number of shares being offered for sale in the open market. The purchase of the shares was unanimously approved by the Company’s Audit Committee which consists of three “non-employee directors,” as such term is defined in Rule 16b-3(b)(3)(i) promulgated under the Securities Exchange Act of 1934, as amended, and as such the purchase of the shares was a disposition to the Company pursuant to Rule 16b-3(e) promulgated under the Exchange Act. The transaction occurred during a “trading window” for officers and directors pursuant to the Company’s policy against trading on inside information.

In early October 2003, Jonnie R. Williams, Star’s CEO and largest shareholder, loaned Star $2 million in funds for corporate purposes. In a letter dated November 7, 2003, Mr. Williams advised the Company that he would personally extend an additional $8 million (and with the funds previously loaned in October, a total of $10 million) to the Company on an as-needed basis until the Company returned to profitability. As of March 23, 2004, the advances to the Company were approximately $4.5 million. The Company subsequently entered into a loan agreement with Mr. Williams under which he agreed to make a total of $10.0 million available to the Company through March 31, 2005. The loan agreement provided that interest on the outstanding advances by Mr. Williams would be at a rate of 8% per annum on the outstanding balance. In November 2004, the $4.5 million of funds provided by Mr. Williams was repaid in full.

On September 22, 2005, the Board of Directors elected Ambassador Gerald P. Carmen as a new director. Mr. Carmen has previously provided consulting services to the Company from October 2001 to June 2005 relating to the development of federal government strategies in connection with the Company’s introduction and sale of its very low-TSNA smokeless tobacco products. For such services, the Company issued to Mr. Carmen options to purchase an aggregate of 230,000 shares of the Company’s Common Stock. Mr. Carmen subsequently exercised the options and sold the shares issued thereunder. Additionally, the Company has paid to Mr. Carmen for his consulting services an aggregate amount of $210,000, including a final payment of $104,000 received in March 2005.

On October 11, 2005, the Board of Directors elected David C. Vorhoff as a new director. Mr. Vorhoff is a co-founding Partner and President of McColl Partners, LLC, an investment banking firm that performed services for the Company in 2002 and 2003 in connection with a proposed transaction that was not consummated by the Company. In consideration for these services the Company paid McColl Partners an aggregate amount of $291,491, including a final payment of $68,631 in 2004. The payment of $68,631 in 2004 included a reimbursement of $57,502 for McColl Partners’ retention of outside counsel to assist in the Company’s proposed transaction described above. Additionally, in 2002 the Company issued to McColl Partners a warrant to acquire 200,000 shares of the Company’s common stock.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees that the Company incurred to Aidman, Piser & Company, P.A. related to the following 2005 and 2004 services:

Audit Fees:

Aidman, Piser billed the Company $316,000 for professional services for the audit of the Company’s annual financial statements for the year ended December 31, 2005 and the reviews of the interim financial statements included in the Company’s Forms 10-Q filed during the fiscal year ended December 31, 2005.

Aidman, Piser billed the Company $248,000 for professional services for the audit of the Company’s annual financial statements for the year ended December 31, 2004 and the reviews of the interim financial statements included in the Company’s Forms 10-Q filed during the fiscal year ended December 31, 2004.

Audit Related Fees:

Aidman, Piser billed the Company $67,000 in 2005 for services related to the audit of the Company’s internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

Aidman, Piser billed the Company $78,000 in 2004 for services related to the audit of the Company’s internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

Tax Fees:

Aidman Piser billed the Company $41,000 for services related to tax compliance (federal and state tax reporting and tax planning) in 2005.

In addition to tax compliance services, Aidman Piser has assisted the Company in 2005 in the follow-up of the submission of a private letter ruling request to the IRS. Total fees billed for tax services in 2005, including those fees associated with the private letter ruling aggregated $52,000.

Aidman Piser billed the Company $35,000 for services related to tax compliance (federal and state tax reporting and tax planning) in 2005.

In addition to tax compliance services, Aidman Piser has assisted the Company in 2004 in the follow-up of the submission of a private letter ruling request to the IRS. Total fees billed for tax services in 2004, including those fees associated with the private letter ruling aggregated $45,000.

All Other Fees:

None.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by Aidman, Piser & Company, P.A. in 2005. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Aidman, Piser & Company, P.A. The Audit Committee has pre-approved audit and tax fees for 2006.

Item 15. Exhibits and Financial Statements

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(i) Financial Statements:

A list of financial statements included herein is set forth in Item 8.

(ii) Financial Statements Schedules:

The following financial information is filed herewith on page S - 1.

Financial Schedule

Page
Schedule of Valuation and Qualifying Accounts	S - 1

(b) EXHIBITS:

Description
2.1	Asset Purchase Agreement between Star Scientific, Inc., a Delaware corporation and Eyetech, LLC, a Minnesota limited liability company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998(1)

3.1	Restated Certificate of Incorporation(2)

3.2	Bylaws of Star Scientific, Inc. as Amended to Date(2)

10.1	Stock Exchange Agreement between Eye Technology, Inc. and the stockholders of Star Tobacco & Pharmaceuticals, Inc., dated February 6, 1998(3)

10.2	License Agreement between Star Tobacco & Pharmaceuticals, Inc., as Licensee and Regent Court Technologies, Jonnie R. Williams, and Francis E. O’Donnell, Jr., M.D., as Licensor, dated January 5, 1998(4)

10.3	Amendment No. 1 to License Agreement between Regent Court Technologies, Jonnie R. Williams, Francis E. O’Donnell, J.R., M.D. and Star Tobacco & Pharmaceuticals, Inc., dated August 3, 1998(6)

10.4	1998 Stock Option Plan, as amended(7)

10.5	2000 Equity Incentive Plan, as amended(8)

10.6	Promissory Note dated April 27, 1999 of Paul L. Perito(18)

10.7	Qualified Stock Option Agreement dated as of April 27, 1999 between Star Scientific, Inc. and Paul L. Perito(9)

10.8	Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.9	Loan Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.10	Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated December 16, 1999(10)

10.11	Supply Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.12	Lease and Purchase Option Contract between the Company and the Industrial Development Authority of the Town of Chase City, Virginia, dated March 10, 2000(10)

10.13	Form of Director Indemnification Agreement(7)

10.14	Form of Officer Indemnification Agreement(7)

10.15	Executive Employment Agreement between Star Scientific, Inc. and David Dean, dated October 6, 2000(8)

10.16	Restated Loan Agreement between Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.17	Restated Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.18	Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.19	Guaranty Agreement between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.20	Guarantee Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.24	Executive Employment Agreement dated as of September 15, 2000 between Star Scientific, Inc. and Christopher G. Miller(11)

10.21	Amended and Restated Executive Employment Agreement dated as of March 15, 2001 between Star Scientific, Inc. and Christopher G. Miller(8)

10.22	Executive Employment Agreement dated as of March 30, 2001 between Star Scientific, Inc. and Robert E. Pokusa(8)

10.23	Restated Master Agreement, dated April 25, 2001, by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.24	First Amendment to Restated Loan Agreement dated April 25, 2001, among Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation(12)

10.25	Trademark License and Royalty Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.26	Other Low TSNA Tobacco Royalty Agreement, dated April 25, 2001 by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.27	First Amendment to Regent/B&W License Agreement, dated April 25, 2001, by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.28	Chase City License and Services Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.29	Exclusive License Agreement dated as of March 16, 2001 by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.30	Sublicense Agreement dated as of March 16, 2001 by and among Star Scientific, Inc. and Star Tobacco & Pharmaceuticals, Inc.(2)

10.31	Consent to Assignment dated March 16, 2001 by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Tobacco & Pharmaceuticals, Inc., and Star Scientific, Inc.(2)

10.32	Amendment No. 1 dated April 5, 2001 to Exclusive License Agreement by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.33	Promissory Note dated August 20, 2001 of Christopher G. Miller(2)

10.34	Promissory Note dated August 20, 2001 of Robert E. Pokusa(2)

10.35	Promissory Note dated August 20, 2001 of Sheldon L. Bogaz(2)

10.36	Promissory Note dated August 20, 2001 of David M. Dean(2)

10.37	Master Lease Agreement Dated as of June 29, 2001 between General Electric Capital Corporation and Star Scientific, Inc.(13)

10.38	Master Lease Agreement Dated as of September 28, 2001 between Heller Financial Leasing, Inc. and Star Scientific, Inc. and Star Tobacco, Inc.(13)

10.39	Master Lease Agreement Dated as of July 1, 2001 between General Electric Capital Corporation and Star Scientific, Inc.(13)

10.40	Lease Agreement dated as of February 26, 2002 between GE Capital and Star Scientific, Inc.(14)

10.41	Contract with The Industrial Development Authority of Mecklenburg County, Virginia and The Industrial Development Authority of the Town of Chase City, Virginia, for a 10-year lease and option to purchase an approximately 91,000 square foot building at 89 Duckworth Road(15)

10.42	Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of June 14, 2002(16)

10.43	Allonge, dated as of June 14, 2002, by and between Star Scientific, Inc. and Paul L. Perito, Esq.(16)

10.44	First Modification Agreement to Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of November 1, 2002(16)

10.45	October 3, 2003 Letter Agreement between Star Scientific, Inc. and Brown and Williamson Tobacco Corporation. (17)

10.46	Loan Agreement between Mr. Jonnie R. Williams and the Company, dated March 22, 2004. (17)

10.47	Amendment to Master Lease Agreement and Schedule, dated as of January 16, 2004, between Southern Pacific Bancapital, Star Scientific, Inc., and Star Tobacco, Inc. (17)

10.48	Convertible Debenture, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities, Corp. Debenture was amended and then converted. (17)

10.49	Warrant, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities, Corp. (17)

10.50	Securities Purchase Agreement, dated March 25, 2004 between Star Scientific, Inc. and Manchester Securities Corp. (17)

10.51	Registration Rights Agreement, dated March 25, 2004 between Star Scientific, Inc. and Manchester Securities Corp. (17)

10.52	Form of Reedland Warrant, dated as of March 25, 2004, issued by Star Scientific, Inc. (17)

10.53	Guaranty Agreement, dated March 25, 2004 issued by Star Tobacco, Inc. (17)

10.54	Security Agreement, dated March 25, 2004 between Star Scientific, Inc., Star Tobacco, Inc. and Manchester Securities Corp. (17)

10.55	Subordination Agreement, dated March 25, 2004 between Star Scientific, Inc., Jonnie Williams and Manchester Securities Corp. (17)

10.56	Securities Purchase Agreement, dated April 15, 2004 by and among Star Scientific, Inc., Elliott International, LP and Elliott Associates, LP (18)

10.57	Registration Rights Agreement, dated April 15, 2004 between Star Scientific, Inc., Elliott International, LP and Elliott Associates, LP (18)

10.58	Securities Purchase Agreement, dated April 15, 2004 between Star Scientific, Inc. and Portside Growth and Opportunity Fund (18)

10.59	Registration Rights Agreement, dated April 15, 2004 between Star Scientific, Inc. and Portside Growth and Opportunity Fund (18)

10.60	Second Restated Non-Circumvention and Finder’s Fee Agreement, dated April 15, 2004 between Star Scientific, Inc. and Reedland Capital Partners (18)

10.61	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Elliott International, LP (19)

10.62	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Elliott International LP (19)

10.63	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Elliott Associates, LP (19)

10.64	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Elliott Associates, LP (19)

10.65	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA (19)

10.66	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA (19)

10.67	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Iroquois Capital, LP (19)

10.68	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Iroquois Capital, LP (19)

10.69	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Fulcrum Global Partners LLC (20)

10.70	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Fulcrum Global Partners LLC (20)

10.71	Securities Purchase and Registration Rights Agreement, dated September 15, 2001, by and between Star Scientific, Inc. and Iroquois Capital (21)

10.72	Warrant, dated September 15, 2005, issued by Star Scientific, Inc. to Iroquois Capital (21)

10.73	Security Purchase and Registration Rights Agreement, dated September 15, 2005, between Star Scientific, Inc. and Elliott International, L.P. (21)

10.74	Warrant, dated September 15, 2005, issued by Star Scientific, Inc. to Elliott International, L.P. (21)

10.75	Security Purchase and Registration Rights Agreement, dated September 15, 2005, between Star Scientific, Inc. and Elliott Associates, L.P. (21)

10.76	Warrant, dated September 15, 2005, issued by Star Scientific, Inc. to Elliott Associates, L.P. (21)

10.79	Executive Employment Agreement with Jonnie R. Williams (22)

10.80	Second Amended and Restated Employment Agreement with Paul L. Perito (22)

10.81	Securities Purchase and Registration Rights Agreement, dated as of March 3, 2006, between the Company and Joseph L. Schwarz (23)

10.82	Common Stock Purchase Warrant, dated as of March 3, 2006, between the Company and Joseph L. Schwarz (23)

10.83	Promissory Note, dated as of March 3, 2006, between the Company and Joseph L. Schwarz (23)

10.84	Pledge Agreement, dated as of March 3, 2006, between the Company and Joseph L. Schwarz (23)

14.1	Corporate Code of Business Conduct and Ethics, dated March 2004 (17)

24.1	Powers of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Star’s Current Report on Form 8-K dated March 2, 1999
(2)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(3)	Incorporated by reference to Star’s Current Report on Form 8-K dated February 19, 1998
(4)	Incorporated by reference to Star’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998
(5)	Incorporated by reference to Star’s Current Report on Form 8-K dated July 15, 1998
(6)	Incorporated by reference to Star’s Current Report on Form 8-K dated September 11, 1998
(7)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 1999
(8)	Incorporated by reference to Star’s Definitive Proxy Statement on Form Def 14-A dated November 4, 2004
(9)	Incorporated by reference to Star’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999
(10)	Incorporated by reference to Star’s Registration Statement on Form S-1/A dated May 8, 2000
(11)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
(12)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2001
(13)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(14)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(15)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(16)	Incorporated by reference to Star’s Current Report on Form 8-K filed February 18, 2003
(17)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2003
(18)	Incorporated by reference to Star’s Current Report on Form 8-K filed April 16, 2004
(19)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2004
(20)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2004, and filed on November 30, 2005 under cover to Star’s Current Report on Form 8-K as Exhibits 99.1 and 99.2 respectively
(21)	Incorporated by reference to Star’s Current Report on Form 8-K filed September 21, 2005
(22)	Incorporated by reference to Star’s Current Report on Form 8-K filed December 30, 2005
(23)	Incorporated by reference to Star’s Current Report on Form 8-K filed March 7, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Virginia on the 14th day of March, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

Signature	Title	Date

/s/ JONNIE R. WILLIAMS Jonnie R. Williams	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

/s/ PAUL L. PERITO Paul L. Perito	Chairman of the Board, President and Chief Operating Officer	March 14, 2006

/s/ GERALD P. CARMEN Gerald P. Carmen	Director	March 14, 2006

/s/ CHRISTOPHER C. CHAPMAN Christopher C. Chapman	Director	March 14, 2006

/s/ MARK D. OKEN Mark D. Oken	Director	March 14, 2006

/s/ DAVID C. VORHOFF David C. Vorhoff	Director	March 14, 2006

/s/ LEO S. TONKIN Leo S. Tonkin	Director	March 14, 2006

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

Star Scientific, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Star Scientific, Inc. and Subsidiary as of December 31, 2005 and 2004, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005 and the Schedule of Valuation and Qualifying Accounts as of December 31, 2005 and 2004 included at page S-1. We also have audited management’s assessment, included in the accompanying Report entitled “Management’s Assessment of Internal Controls” that Star Scientific, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations for the Treadway Commission (COSO). Star Scientific, Inc. and Subsidiary’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal controls over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 15, the Company elected not to join in the Master Settlement Agreement (“MSA”) among forty-six states, several U.S. territories and a number of tobacco manufacturers, as a Subsequent Participating Manufacturer. As a result thereof, the Company is required to annually contribute funds into escrow under statutes which the MSA required participating states to pass if they were to receive the full benefits of the settlement. Such escrowed funds will be available to pay judgments in tobacco-related litigation, if any, filed by the states and, if not used, returned to the Company in twenty-five years. The Company’s 2005 escrow obligation is currently estimated to be approximately $1.5 million which must be funded by April 15, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(CONTINUED)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Scientific, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that Star Scientific, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Star Scientific, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Aidman, Piser & Company, P.A.

Tampa, Florida

March 3, 2006

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$11,532,598	$7,703,072
Accounts receivable, trade, net of allowance for doubtful accounts of $148,277 (2005) and $98,277 (2004)	2,445,014	7,468,960
Inventories	2,495,046	1,866,379
Due from stockholders	—	44,483
Prepaid expenses and other current assets	495,716	526,699

Total current assets	16,968,374	17,609,593

Property and equipment, net	11,640,604	15,181,692
Idle equipment	526,500	1,160,208
Intangible assets, net of accumulated amortization	869,675	922,348
Other assets	507,210	1,247,218
MSA Escrow funds	37,267,241	33,396,368

	$67,779,604	$69,517,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,497,392	$3,000,000
Current maturities of capital lease obligations	45,755	1,422,351
Accounts payable, trade	959,600	3,057,068
Federal excise taxes payable	65,695	3,068,770
Tobacco buyout program liability	560,847	—
Accrued expenses	763,884	1,413,183
Due to stockholders	68,897	—

Total current liabilities	7,962,070	11,961,372

Long-term debt, less current maturities	19,434,246	34,163,986
Capital lease obligations, less current maturities	—	45,775
Deferred gains on sale leasebacks	—	16,727

Total liabilities	27,396,316	46,187,860

Commitments and contingencies (Notes 8, 11 and 15)

Stockholders’ equity:
Common stockA	7,515	6,618
Preferred stockB	—	—
Additional paid-in capital	85,802,440	46,287,801
Accumulated deficit	(45,426,667)	(20,364,852)
Notes receivable, officers	—	(2,600,000)

Total stockholders’ equity	40,383,288	23,329,567

	$67,779,604	$69,517,427

A	$.0001 par value, 100,000,000 shares authorized, 75,151,415 and 66,185,948 shares issued and outstanding 2005 and 2004, respectively.
B	Class A, convertible, $.01 par value, 4,000 shares authorized, no shares issued or outstanding; Series B, convertible; $.01 par value 15,000 shares authorized, no shares issued or outstanding.

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Net sales	$46,436,132	$66,657,242	$73,258,583
Less:
Cost of goods sold	12,581,364	17,786,841	21,976,568
Excise taxes on products	23,673,847	36,079,132	36,535,968
Department of Agriculture Tobacco Buyout Program Assessment	4,913,435	—	—

Gross profit	5,267,486	12,791,269	14,746,047

Operating expenses:
Marketing and distribution	8,328,879	10,010,368	9,853,240
General and administrative	12,478,794	16,135,610	15,043,730
Depreciation	1,107,557	2,582,417	3,243,568
Impairment loss on barns	2,538,840	—	—
Research and development	146,460	18,883	709,300

Total operating expenses	24,600,530	28,747,278	28,849,838

Operating loss	(19,333,044)	(15,956,009)	(14,103,791)

Other income (expense):
Interest income	1,438,709	319,534	205,516
Interest expense	(697,219)	(2,858,680)	(1,627,807)
Gain (loss) on disposal of assets	(25,273)	51,158	(1,547,789)
Loss on conversion of debt to equity	(4,833,466)	—	—
Write-off of note and interest receivable, officer	(1,782,467)	—	—
Other	170,945	46,142	(9,834,811)

	(5,728,771)	(2,441,846)	(12,804,891)

Loss before income taxes	(25,061,815)	(18,397,855)	(26,908,682)
Income tax benefit	—	1,821,800	10,248,000

Net loss	$(25,061,815)	$(16,576,055)	$(16,660,682)

Basic loss per common share	$(0.34)	$(0.27)	$(0.28)

Diluted loss per share	$(0.34)	$(0.27)	$(0.28)

Weighted average shares outstanding – basic	73,096,461	62,137,037	59,719,460

Weighted average shares outstanding – diluted	73,096,461	62,137,037	59,719,460

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Common Stock		Additional Paid-in Capital	Accumulated deficit	Notes receivable, Officers	Total
	Shares	Amount
Balances, January 1, 2003	59,719,460	5,972	15,304,793	12,871,885	(3,400,000)	24,782,650
Stock-based compensation	—		126,812	—	—	126,812
Collection of officer note receivable	—	—	—	—	800,000	800,000
Net loss	—	—	—	(16,660,682)	—	(16,660,682)

Balances, December 31, 2003	59,719,460	5,972	15,431,605	(3,788,797)	(2,600,000)	9,048,780

Stock-based compensation	—	—	1,140,314	—	—	1,140,314
Issuance of common stock, net of stock issuance costs	6,292,877	629	28,564,370	—	—	28,564,999
Issuance of common stock and stock options as a part of loan issuance costs	173,611	17	912,236	—	—	912,253
Stock-based loan modification costs	—	—	239,276	—	—	239,276
Net loss	—	—	—	(16,576,055)	—	(16,576,055)

Balances, December 31, 2004	66,185,948	$6,618	$46,287,801	$(20,364,852)	$(2,600,000)	$23,329,567

Stock-based compensation	—	—	458,658	—	—	458,658
Stock option exercise	460,517	46	550,214	—	—	550,260
Issuance of common stock and warrant exercise	5,500,000	550	25,599,450	—	—	25,600,000
Conversion of long-term debt	3,179,810	318	13,536,893	—	—	13,537,211
Write-off of note receivable, officer	—	—	—	—	1,700,000	1,700,000
Note receivable collections, officers	—	—	—	—	900,000	900,000
Repurchase and retirement of stock from officers	(174,860)	(17)	(632,976)	—	—	(632,993)
Contribution of stockholder gain on common stock trade	—	—	2,400	—	—	2,400
Net loss	—	—	—	(25,061,815)	—	(25,061,815)

Balances, December 31, 2005	75,151,415	$7,515	$85,802,440	$(45,426,667)	$—	$40,383,288

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Operating activities:
Net loss	$(25,061,815)	$(16,576,055)	$(16,660,682)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	1,895,261	3,563,856	3,243,568
Amortization of intangibles, deferred gains and other non-cash charges	76,138	(150,316)	(114,440)
(Gain) loss on disposal of property and equipment	25,273	(51,158)	1,547,789
Deferred income taxes	—	(402,000)	(10,248,000)
Stock-based loan modification costs	—	239,276	—
Stock-based compensation expense	458,658	1,140,314	126,812
Settlement funded from MSA escrow	—	—	9,834,875
Loss on write-down of the tobacco curing barns	2,538,840	—	—
Write-off of note receivable and interest, officer	1,782,467	—	—
Provision for bad debts	50,000	—	—
Loss on conversion of debt to equity	4,833,466	—	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable, trade	4,973,946	(1,872,315)	4,051,454
Inventories	(628,667)	2,125,046	7,620,093
Prepaid expenses and other current assets	(51,484)	264,509	51,756
Other assets	61,880	1,169,598	(58,881)
Accounts payable, trade	(2,097,468)	(3,544,158)	5,980,693
Federal excise taxes payable	(3,003,075)	442,034	(1,153,455)
USDA tobacco buyout program liability	560,847	—	—
Accrued expenses	(437,298)	595,246	(195,443)
Income taxes payable	—	—	4,265,074

Net cash flows from operating activities	(14,023,031)	(13,056,123)	8,291,213

Investing activities:
Purchases of property and equipment	(29,580)	(35,822)	(75,393)
Proceeds from disposal of property and equipment	—	217,972	—
Acquisition of intangible assets	(10,411)	—	—
Deposits on property and equipment	156,841	151,500	(130,000)
Collection of notes receivable, officers	900,000	—	800,000

Net cash flows from investing activities	1,016,850	333,650	594,607

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Financing activities:
Proceeds from (repayment of) note payable, related party	—	(3,661,703)	3,661,703
Repayment of notes payable	—	—	(4,104,566)
Payments on long-term debt and capital leases	(4,926,467)	(6,640,604)	(5,545,058)
Increase (decrease) in bank overdraft	—	(465,212)	465,212
Stockholder advances	113,380	—	—
Proceeds from stock issuance	18,000,000	28,714,999	—
Proceeds from exercise of warrants	7,600,000	—	—
Proceeds from exercise of options	550,260	—	—
Cash costs of stock issuance	—	(150,000)	—
Proceeds from stockholder gain on common stock trade	2,400	—	—
Proceeds from issuance of convertible debenture	—	9,000,000	—
Repurchase of common stock, officers	(632,993)	—	—

Net cash flows from financing activities	20,706,580	26,797,480	(5,522,709)

Deposits to MSA Escrow fund	(3,870,873)	(6,371,935)	(3,765,951)
Refunds received from MSA Escrow fund	—	—	388,872

Change in cash and cash equivalents	3,829,526	7,703,072	(13,968)
Cash and cash equivalents, beginning of year	7,703,072	—	13,968

Cash and cash equivalents, end of year	$11,532,598	$7,703,072	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$842,678	$2,492,583	$1,675,452

Income taxes	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Accounts payable converted to long-term debt	$—	$—	$8,359,648

Non-cash loan issuance costs	$—	$912,253	$—

Conversion of debt and accrued interest into 3,179,810 shares of common stock	$9,212,000	—	—

Capitalized lease for equipment	$271,748	—	—

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

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

Advertising Costs:

Advertising costs are expensed as incurred and are included in marketing and distribution expenses. For the years ended December 31, 2005, 2004 and 2003, advertising costs were approximately $19,000, $27,000, and $118,000, respectively.

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

The Master Settlement Agreement (“MSA” or Master Settlement Agreement”) escrow fund:

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.	Summary of significant accounting policies (continued):

Accounts receivable, trade and allowance for doubtful accounts:

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to distributors and retail customers. The Company performs continuing credit evaluations of its customers’ financial condition and does not require collateral.

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are written off to bad debt expense. The allowance for doubtful accounts contains a general accrual for remaining possible bad debts. The allowance for doubtful accounts at December 31, 2005 and 2004 was approximately $148,000 and $98,000, respectively. Based on the information available management believes the allowance for doubtful accounts is adequate. However, actual write-offs might exceed the recorded allowance.

Inventories:

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

Property and equipment:

Property and equipment are recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of three to seven years for office equipment and machinery and equipment and thirty-nine years for buildings and improvements. Amortization of assets under capital leases are over the lease term or estimated useful life, as appropriate using the units of production method. In 2004, management re-evaluated the estimated useful lives of certain other depreciable assets and recorded a one-time charge of approximately $250,000. Therefore, said assets are being depreciated over their remaining estimated useful lives.

With regard to the tobacco curing barns, depreciation is recognized using a “units of production” method of accounting to more closely match depreciation with the period in which such assets are used in the third and fourth quarters of each fiscal year. Through the 2004 growing season, there had been a fairly constant use of the Company’s StarCured® tobacco curing barns by the participating StarCured® farmers. Given the consistent level of production in prior years, the Company calculated depreciation on the barns using the “units of production” method of accounting to take into account that the barns are used only during the tobacco-curing season – from August to November. In 2005, the Company recorded an impairment charge of approximately $2.5 million to reflect the fair value impairment of the curing barns as a result of the elimination of price supports and quotas for tobacco in 2005.

Intangible assets:

Intangible assets consist primarily of licensing costs, patents and trademarks and packaging design costs. Intangibles are amortized using the straight-line method over a period of 17 years for patents and licensing costs and 5 years for packaging design costs (the assets’ useful estimated lives). Substantially all trademarks owned by the Company have indefinite lives and, as such, are not amortized.

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

1.	Summary of significant accounting policies (continued):

Employee stock-based compensation:

In September 2005, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123R – Share-based Payments (FAS 123R) replacing Accounting for Stock-Based Compensation (“FAS 123”), which are similar and require the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The adoption of this standard had no significant impact on the Company’s results of operations.

Impairment of long-lived assets:

The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition, using a weighted average cash flow probability method. If the estimated future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value.

Assumptions underlying the weighted average cash flow probability involve estimating future cash flows from operations and ultimate sale of the business at cessation of operations over varying periods of time coupled with potential success or failure of the patent litigation (see Note 15 – RJR litigation). Several alternative scenarios are used which include a variety of probability estimates. Should these estimates change, conclusions regarding impairment could change accordingly.

The Company recorded approximately $2.5 million in impairment charges on long-lived assets (tobacco curing barns) during the year ended December 31, 2005.

Loss per common share:

Basic loss per common share is computed using the weighted-average number of common shares outstanding.

Diluted loss per share is computed assuming conversion of all potentially dilutive stock options and warrants. Potential common shares outstanding are excluded from the computation if their effect is antidilutive (See Note 10).

Revenue Recognition:

Revenue is recognized when tobacco products are shipped to customers and title passes. The Company also records appropriate provisions for customer rebates and promotions and credits for returns. The amounts are estimated due to the variability in credits (due to promotional programs in the field), and allowances for product, which may be returned by customers after a sale is completed. In order to quantify these estimates, the Company makes quarterly estimates based on the available quarterly information and historical experience.

Royalty revenues on the Company’s patents are recognized when earned. Royalty revenues on the Company’s tobacco products are recognized when earned. The Company did not recognize any royalty revenues in 2005, and de minimis amounts in 2004 and 2003.

Shipping costs:

Shipping costs are included in marketing and distribution expenses and aggregated approximately $933,000, $1,207,000, and $1,025,000, in 2005, 2004 and 2003, respectively.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.	Summary of significant accounting policies (continued):

Accounting and Reporting Developments:

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

In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an imbedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interest in securitized financial assets must be evaluated to identify interest containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2.	Liquidity and managements’ plans:

Star experienced a reduction in revenue and gross margins in 2005, as well as a net loss of approximately $25.0 million. The Company’s future prospects are dependent, in the near term, on a significant improvement in the expected performance of its discount cigarette business; and, in the longer term, on the distribution and consumer acceptance of its low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and, in particular, on its ability to begin generating significant revenues through royalties on the patented tobacco curing process to which the Company is the exclusive licensee, which will require success in its pending patent litigation against RJ Reynolds.

The recurring losses generated by the Company’s operations continue to impose significant demands on its liquidity. In 2005, the Company generated $18.0 million through Securities Purchase and Registration Rights Agreements and $7.6 million through exercise of warrants issued under those agreements. On March 6, 2006, the Company completed an equity sale for $6.0 million, $600,000 of which was paid at closing and the remainder of which is being paid in installments over a four month period. Also the Company has outstanding warrants that it has issued pursuant to the Securities Purchase Agreements for 1.7 million shares of common stock with an exercise price of $5.25 per share which expire in March 2006, warrants for 1.9 million shares of stock with an exercise price of $4.00 per share which expire in June 2006 and warrants for 2.0 million shares of stock with an exercise price of $3.00 per share which expire in June 2007. If all of the warrants are exercised prior to their expiration, this will generate an additional $22.4 million, although any decision to exercise the warrants is not within the Company’s control and will depend primarily on the performance of the Company’s stock price during the exercise periods.

Sales of its smokeless products continue to be de minimis. The Company had no royalty income in 2005. The Company’s net working capital and results of operations do not reflect its obligation to make MSA escrow deposits for 2005 sales, which the Company must make in April 2006.

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

As of December 31, 2005, the Company had a working capital surplus of approximately $9.0 million. Future cash needs over the near term include:

•	Litigation costs in connection with the trial portion of its patent infringement case against RJR, the first part of which was tried from January 31 to February 8, 2005. The Company expects the expense for the remaining portion of the trial to be approximately $1 million. This would be exclusive of any appeal cost, if an appeal were required.

•	Monthly payments of approximately $300,000 to Brown & Williamson Tobacco Corporation for combined principal and interest on restructured accounts payable, which was approximately $5.0 million as of December 31, 2005 and $8.1 million as of December 31, 2004.

•	Monthly principal and interest payments of approximately $300,000 per month in connection with the repayment of the Company’s long-term B&W debt beginning in January 2006 through December 2013.

•	Monthly payments of approximately $170,000 for operating and capital leases;

•	Quarterly payments of approximately $0.50 per carton under the tobacco quota buyout program which are being offset by increased prices and a separate assessment of approximately $1.1 million in the third quarter of 2005 that was expensed that quarter but is being paid over the six quarters in the amount of approximately $190,000 each quarter; net of 2005 credits due to the Company of approximately $191,000; and

•	Funding of other aspects of the Company’s current operations in light of continued operating losses.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2.	Liquidity and managements’ plans (continued):

In addition, there exist certain contingencies which could require the Company to make significant cash payments (see Note 15).

With the proceeds of the Company’s financings in 2005 and the $6.0 million equity transaction completed in March 2006, the Company anticipates that it will have sufficient funds to support its operations into early 2007, notwithstanding a substantial downturn in sales of discount cigarettes in the third and fourth quarters of 2005 attributable, in part, to the recent Gulf Coast hurricanes and continued competitive pressures in the four non-MSA states. It is anticipated that sales in 2006 will continue to be negatively impacted by the recent events in the Gulf Coast states and by continued pressure on the deep discount cigarette market in the four non-MSA states. In the fourth quarter of 2005, the Company undertook a number of steps to address this decline in cigarette volume, including limiting the amount of promotional spending, consolidating and revamping the sales force in Texas and, to a lesser extent, in Florida and Minnesota, and downsizing the workforce at its Petersburg, Virginia cigarette factory. However, absent the successful completion of the patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the expected volume of sales of cigarettes, the Company believes that it will be necessary to pursue additional sources of funds in early 2007.

The Company’s long-term financial success is ultimately dependent upon the successful resolution of the Company’s patent infringement lawsuit against RJR (see Note 15) and the return to profitability through generation of sales of the Company’s discount cigarettes, low-TSNA tobacco and smokeless tobacco products or royalties from the licensing of the Company’s low-TSNA patents.

3.	Inventories:

Inventories consist of the following:

	2005	2004
Tobacco leaf	$47,784	$109,252
Raw materials	267,026	237,061
Packaging materials	793,992	622,724
Finished goods	1,386,244	897,342

	$2,495,046	$1,866,379

During 2005 and 2004, the Company recorded losses on inventory from write-down to market of $1.3 million in each year, which are included in cost of goods sold in the accompanying consolidated statements of operations.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

4.	Property and equipment:

Property and equipment consists of the following:

	2005	2004
Land	$159,879	$159,879
Buildings	430,020	430,020
Leasehold improvements	1,140,197	1,284,627
Tobacco curing barns	19,031,711	20,632,483
Machinery and equipment	6,273,738	6,329,738
Office and sales equipment	1,199,443	1,044,068

	28,234,988	29,880,815
Less accumulated depreciation	(16,594,384)	(14,699,123)

	$11,640,604	$15,181,692

During 2002 and 2001, the Company entered into several sale-leaseback transactions (see Note 8). Tobacco curing barns noted above include both owned and leased barns as follows:

	2005	2004
Tobacco curing barns owned	$21,035,741	$8,359,868
Tobacco curing barns under an operating lease obligation	534,810	12,272,615
Impairment of barns	(2,538,840)	—

	$19,031,711	$20,632,483

Amortization expense associated with these leased barns approximated $668,000, $1,650,000, and $1,614,000 in 2005, 2004 and 2003 respectively, and is included in depreciation in the accompanying consolidated statements of operations. The Company also maintains and has earmarked for curing burley tobacco approximately 60 barns which are classified as “idle equipment”. These barns can be used for curing flue-cured tobacco. At present, it is anticipated that the barns will remain idle or will be moved to supplement the existing tobacco curing operations for flue-cured tobacco.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

5.	Intangibles:

Intangibles consist of the following:

	2005	2004
Patents	$958,542	$958,542
Trademarks and other intangibles	418,914	408,203

	1,377,456	1,366,745
Less: accumulated amortization	(507,781)	(444,397)

	$869,675	$922,348

An aggregate of $141,576 in trademarks have indefinite lives and are therefore not subject to amortization.

Expected future amortization of intangibles with finite lives is as follows:

Year ending December 31,
2006	$63,000
2007	63,000
2008	63,000
2009	63,000
2010	63,000
Thereafter	413,099

$728,099

6.	Relationship with Brown & Williamson Tobacco Corporation (“B&W”)

On October 12, 1999, the Company and B&W entered into a Master Agreement under which B&W, among other things, agreed to purchase StarCured® tobacco. On April 25, 2001, the Company and B&W entered into a Restated Master Agreement that provided for increased purchases of StarCured® tobacco by B&W.

In 2000-2002, Star produced and delivered to B&W approximately 19 million pounds of very low-TSNA StarCured® tobacco annually. On August 14, 2003, B&W and Star executed a Letter Agreement relating to the StarCured® tobacco curing leaf program. Under the Letter Agreement, B&W agreed to purchase 15 million pounds of tobacco directly from the Company’s StarCured® farmers and up to an additional 3.7 million green-weight pounds of tobacco at its contract price during 2003. As part of the Letter Agreement, B&W was relieved of its obligation to purchase tobacco from Star in the future. Further, B&W received for its own benefit certain Star leaf inventories previously warehoused by B&W on the Company’s behalf and Star recognized a loss of $4.3 million associated with the leaf inventory transferred to B&W, which is included in the $9.8 million of other expenses in the accompanying 2003 statement of operations.

Beginning in 2004, Star notified its participating StarCured® farmers that because B&W would not commit to purchase the tobacco produced by its participating StarCured® farmers, it could not commit to purchase tobacco from them. As a result, Star advised its participating farmers that they could use the StarCured® tobacco curing barns, at no cost, but that they would need to make arrangements to sell their tobacco to other parties. Star further advised its participating StarCured® farmers that depending on the outcome of certain business ventures, including the pending patent infringement case against RJR, it hoped to fully reinstate the StarCured® tobacco curing program in the future and to be in a position to make purchases directly from participating StarCured® farmers.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

6.	Relationship with Brown & Williamson Tobacco Corporation (“B&W”) (continued):

On July 30, 2004, RJR, a subsidiary of B&W, and certain of their affiliated tobacco businesses combined operations under the publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the parent of B&W. In the patent litigation discussed herein, RJR took the position that the new operating entity established as a result of this combination transaction assumed all of the rights and obligations under the agreements previously entered into between Star and B&W, and moved to dismiss the Company’s patent infringement lawsuit against RJR on that basis. After full briefing, the Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign the Star/B&W agreements to the new subsidiary, and that Star had not consented to the assignment. The Court further found that the de facto merger doctrine did not apply. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations did not impact the claims asserted in the patent litigation. Star has also been advised by Brown & Williamson Holdings, Inc., the surviving B&W entity, that the tobacco and cigarette division of B&W has been combined with the operations of RJR.

B&W also manufactured cigarettes for Star Tobacco until December 31, 2002, pursuant to a Manufacturing Agreement entered into in January 2000 and had been supplying leaf tobacco to Star Tobacco for use in its tobacco products, pursuant to a Supply Agreement entered into in January 2000. B&W ceased manufacturing cigarettes for Star as of December 31, 2002, and ceased supplying tobacco to Star in the first half of 2003.

Under the Restated Master Agreement, B&W also agreed to restructure approximately $29 million of debt (which now is approximately $20 million). The date for repayment of the loans subsequently was extended on several occasions, most recently on August 14, 2003. B&W agreed to extend the loan repayment schedule from 60 months to 96 months, in equal consecutive monthly installments that began on January 3, 2006. The debt is secured by tobacco leaf inventory and certain of the tobacco curing barns. Star and Star Tobacco have guaranteed payment of the other’s obligations. Once the outstanding loan balance is reduced to $10 million, the collateral, except for the Star and Star Tobacco guarantees, will be released by B&W.

Pursuant to one of the April 25, 2001 Agreements, B&W took over all aspects of the Advance® low TSNA cigarette in return for royalty payments (initially 40 cents per carton which then decreased over time) on the sales of that cigarette.

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

In the fourth quarter of 2003, Star and B&W also entered into a letter agreement which, in part, restructured and consolidated all of Star’s outstanding trade payables to B&W. Under the letter agreement, the then-total trade payables due to B&W was to be paid in monthly principal payments of $250,000 beginning in January 2004 (later extended to January 2005) plus monthly interest at an interest rate of prime plus 1% on the outstanding balance. As of December 31, 2005 and 2004, the outstanding balance was $4,961,743 and $8,184,875, respectively.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

7.	Note payable and long-term debt:

Note payable, related party:

Note payable, related party consists of advances under a $10 million unsecured line of credit provided to the Company by Jonnie R. Williams, Star’s CEO and largest stockholder. The line of credit matured March 31, 2005 and outstanding advances bore interest at 8% per annum. Outstanding balances were repaid in November 2004. Interest expense on this note in 2004 was $235,309.

Long-term debt consists of the following:

	2005	2004
Notes payable due B&W, collateralized by certain assets, payable in 96 monthly installments of approximately $208,000 plus interest at prime plus 1%, beginning January 1, 2006. The notes are also payable via royalties earned under agreements with B&W as defined (see Note 6).	$19,969,895	$19,979,111

Note payable due B & W, converted from accounts payable, collateralized by certain assets, interest at prime plus 1%, payable in monthly installments of $250,000 plus interest commencing January 1, 2005 through August 2007.	4,961,743	8,184,875

Convertible debenture, with interest at 8%, secured by inventory and accounts receivable not otherwise pledged. Initially, convertible at $3.73 per share, reduced to $2.89 per share. Debenture was issued with 502,681 warrants exercisable at $4.476 for five years. The debenture was converted to common stock in January 2005 and the warrant exercise price was reduced to $4.00 in September 2004 in return for a waiver of acceleration provisions.	—	9,000,000

	24,931,638	37,163,986
Less current maturities	(5,497,392)	(3,000,000)

	$19,434,246	$34,163,986

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

7.	Notes payable and long-term debt (continued):

The future maturities of long-term debt without regard to potential royalty offsets, are as follows:

Year ending December 31
2006	$5,497,392
2007	4,459,135
2008	2,497,392
2009	2,497,392
2010	2,497,392
Thereafter	7,482,935

Total notes payable and long term debt	$24,931,638

Loss on Conversion of Long-term Debt to Equity. On January 10, 2005, the holder of the convertible debenture converted the $9.0 million convertible debenture into 3,179,810 shares of the Company’s common stock, which reflected an adjusted conversion price from $3.73 to $2.897, and $212,000 of accrued and unpaid interest. As a result of this transaction, the debenture was fully converted and cancelled with Manchester having no rights under the Debenture. As a result of the conversion of debt into equity, the Company recorded a non-cash charge during the first quarter of 2005 of $4,833,466 to reflect the cost of the discount provided for in the conversion, as well as to expense the remaining portion of the unamortized costs of the initial debt issuance.

8.	Lease obligations:

Sale/leaseback transactions:

During 2002 and 2001, the Company entered into several sale-leaseback arrangement transactions in which the Company retained substantially all use of the property sold. As such, gains and losses associated with those transactions, which aggregated approximately $154,000 and $495,000 of gains, respectively, and $68,000 of losses in 2001, have been deferred and are being amortized in proportion to the amortization of the leased assets. Net amortization of these net gains approximated $16,000, $181,000, and $179,000 in 2005, 2004 and 2003, respectively.

All of the capital leases for tobacco curing barns have been repaid as of December 31, 2005.

There is one capital lease remaining for smokeless tobacco packaging equipment. The agreement provides for total monthly payments of approximately $5,700 expiring through 2006 and are collateralized by the packaging equipment.

Future minimum lease payments under capital leases are as follows:

Year ending December 31,
2006	47,184
Imputed interest	(1,429)

$45,755

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

8.	Lease obligations (continued):

Operating leases:

The Company leases manufacturing machinery and equipment and tobacco curing barns (see Note 4) under non-cancelable operating lease agreements for approximately $37,000 per month. As of December 31, 2005, there is a security deposit of $500,000 and there is one year remaining on a three-year term.

The Company also leases certain of its office and warehouse facilities and various vehicles and minor operating equipment under non-cancelable operating leases for approximately $58,000 per month; expiring through 2022.

The following represents the future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2005.

Year ending December 31,
2006	$1,085,337
2007	409,292
2008	220,004
2009	220,004
2010	131,015
Thereafter	973,350

$3,039,002

Rent expense for all operating leases was approximately $1,360,000, $1,310,000, and $2,278,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Common stock options and warrants issued, redeemed and outstanding during the years ended December 31, 2005, 2004 and 2003 are as follows:

	Number	Weighted Average Exercise Price Per Share
Options
Options outstanding at January 1, 2003	4,986,500	$2.17
Options issued during 2003	125,000	1.35

Options outstanding at December 31, 2003	5,111,500	2.16
Options forfeited during 2004	(480,000)	(3.66)
Options issued during 2004	685,000	4.65

Options outstanding at December 31, 2004*	5,316,500	2.60
Options forfeited during 2005	(50,000)	(5.60)
Options exercised during 2005	(547,000)	(2.09)
Options issued during 2005	350,000	3.48

Options outstanding at December 31, 2005	5,069,500	$2.74

*	535,526 options were issued outside of the Plans.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

9.	Stockholders’ equity (continued):

	Number	Weighted Average Exercise Price Per Share
Warrants
Warrants outstanding at January 1, 2003	410,526	$2.01
No Activity during 2003	—	—

Warrants outstanding at December 31, 2003	410,526	2.01
Warrants issued during 2004	602,681	4.08

Warrants outstanding at December 31, 2004	1,013,207	3.24
Warrants issued during 2005	5,500,000	4.73
Warrants exercised during 2005	(1,900,000)	5.00

Warrants outstanding at December 31, 2005	4,613,207	$4.30

The following table summarizes information for options and warrants outstanding and exercisable at December 31, 2005.

	Options Outstanding			Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Weighted Avg.
				Number	Exercise Price
$ 1.00-2.00	2,613,000	3.95 yrs.	$1.68	2,613,000	$1.68
2.01-3.00	891,500	5.10 yrs.	2.81	751,500	2.81
3.01-4.00	900,000	4.00 yrs.	3.28	900,000	3.28
4.01–5.00	550,000	7.59 yrs.	4.76	550,000	4.76
5.01-6.25	115,000	8.40 yrs.	5.16	115,000	5.16

$ 1.00-6.25	5,069,500	4.94 yrs.	$2.74	4,929,500	$2.68

	Warrants Outstanding			Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Weighted Avg.
				Number	Exercise Price
$ 2.00-3.00	410,526	4.84 yrs.	$2.19	410,526	$2.19
4.01-5.00	4,202,681	0.86 yrs.	4.51	4,202,681	4.08

$ 2.00-5.00	4,613,207	1.21 yrs.	$4.30	4,613,207	$4.30

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

9.	Stockholders’ equity (continued):

The following table summarizes information for options and warrants outstanding and exercisable at December 31, 2004.

	Options Outstanding			Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Weighted Avg.
				Number	Exercise Price
$ 1.00-2.00	2,980,000	5.16 yrs.	$1.67	2,980,000	$1.67
2.01-3.00	896,500	4.66 yrs.	2.52	896,500	2.52
3.01-4.00	750,000	5.88 yrs.	3.94	687,500	3.93
4.01–5.00	600,000	8.50 yrs.	4.76	600,000	4.76
5.01-6.25	90,000	9.01 yrs.	5.48	90,000	5.48

$ 1.00-6.25	5,316,500	5.79 yrs.	$2.60	5,254,000	$2.58

	Warrants Outstanding			Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Weighted Avg.
				Number	Exercise Price
$ 2.00-3.00	410,526	6.61 yrs.	$2.01	410,526	$2.01
4.01-4.99	602,681	4.25 yrs.	4.08	602,681	4.08

$ 2.00-4.49	1,013,207	5.21 yrs.	$3.24	1,013,207	$3.24

Weighted average grant date fair values are as follows:

	Number of Options	Exercise Price	Grant date fair value
2005 Activity

Options:
Exercise price:
Equals market	350,000	$3.48	$1.16

Warrants:
Exercise price:
Equals market	5,500,000	$4.73	$3.83

2004 Activity

Options:
Exercise price:
Equals market	685,000	$4.65	$1.74

Warrants:
Exercise price:
Equals market	602,681	$4.08	$0.32

2003 Activity

Options:
Exercise price:
Exceeds market	25,000	$1.19	$1.01
Less than market	100,000	$1.78	$0.50

Warrants:
No activity in 2003	—	—	—

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

9.	Stockholders’ equity (continued):

Stock option plans (continued):

The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected life of options	1 year	1 year	2 years
Risk free interest rate	2.1 – 4.2%	2.17%	1.62%
Expected volatility	69.1 – 93.0%	93%	97%
Expected dividend yield	0%	0%	0%

Total stock-based compensation (stock, stock options and warrants) cost recognized is as follows:

	2005	2004	2003
Employee	$85,067	$—	$—
Non-employee consultants and directors	373,591	1,140,314	126,812

	$458,658	$1,140,314	$126,812

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

10.	Earnings per share:

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2005	2004	2003
Net loss	$(25,061,815)	$(16,576,055)	$(16,660,682)

Denominator for basic earnings per share-weighted average shares	73,096,461	62,137,037	59,719,460
Effect of dilutive securities: Stock options outstanding (a)	—	—	—

Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	73,096,461	62,137,037	59,719,460

Loss per common share - basic	$(.34)	$(.27)	$(.28)

Loss per common share - diluted	$(.34)	$(.27)	$(.28)

(a) Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	2005	2004	2003
Stock options and warrants	9,682,707	6,329,707	5,522,026
Convertible debentures	—	3,179,810	—

11.	Income taxes:

Net deferred tax assets and liabilities consist of the following:

	2005	2004
Deferred tax assets:
Net operating loss carry-forwards (portions subject to annual limitation)	$26,352,000	$18,671,000
Credit carry-forward	501,000	350,000
Other	354,000	190,000

	27,207,000	19,211,000

Deferred tax liabilities:
Differing bases in property, plant and equipment for tax and financial reporting purposes	(1,135,000)	(2,185,000)
MSA Escrow payments taxable in future	(13,957,000)	(12,507,000)

	(15,092,000)	(14,692,000)

Valuation Allowance	(12,115,000)	(4,519,000)

	$—	$—

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

11.	Income taxes (continued):

Income tax benefit consists of the following:

	2005	2004	2003
Current:
Federal	$—	$—	$—
State	—	1,419,800	—

			—
Deferred benefit	—	402,000	10,248,000

	$—	$1,821,800	$10,248,000

In 2004 the Company was notified that its 2001 tax return had been selected for examination by the Internal Revenue Service (“IRS”). In the course of its conduct of this examination, the IRS has expanded the scope of the examination to include all of the Company’s returns that have been filed for the years ended December 31, 2002 through 2004. In 2005, the Company’s request for a private letter ruling, which related to the years under IRS examination, was resolved generally in its favor. The statute of limitations for taxable years 2001 and 2002 have been extended by mutual agreement through September 15, 2007. All information requested by the IRS in connection with its examination has been provided by the Company. The IRS may request additional information as the examination is ongoing. There have been no substantive discussions relating to possible adjustments to date. Accordingly, since the Company’s returns for such years are currently under examination, it is reasonably possible that adjustments may be proposed that result in liability to the Company. The Company believes that the returns filed for such years are substantially correct. However, in the absence of any indication of whether adjustments will be asserted, the Company cannot reasonably estimate a range, if any, of potential liability.

The provision for income tax expense varies from that which would be expected based upon applying the statutory federal rate to pre-tax accounting loss as follows:

	2005	2004	2003
Statutory federal rate	(34.0)%	(34.0)%	(34.0)%
Permanent items	7.0	3.0	—
State tax provision, net of federal benefit	(4.0)	(4.0)	(4.0)
Valuation allowance	31.0	25.0	—

	(0.0)%	(10.0)%	(38.0)%

At December 31, 2005 the Company had a net operating loss carry-forwards of approximately $76,800,000, which expire from 2009 through 2025. As a result of previous ownership changes, an aggregate of $532,000 in Federal loss carry-forwards are limited to $116,000 annually.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

12.	Related party transactions:

Related Party Activity:

The Company has entered into certain transactions with companies and trusts that are owned by members of management and stockholders. The following is a summary of the significant related party transactions for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Business travel - aircraft expense(g)	$412,060	$501,008	$820,307
Legal fees (b)(f)	$29,342	$279,701	$28,341
Note receivable, officer (d)
(See Note 15-Employment Agreement)	$—	$2,000,000	$2,000,000
Notes receivable, officers (c) (d)	$—	$600,000	$600,000
Interest receivable on stock note receivable officers (a)	$—	$63,999	$50,358
Interest income on officer notes and advances	$27,068	$63,062	$49,266
Consulting fees paid to directors	$—	$—	$15,581
Note payable, Chief Executive Officer (e)	$—	$—	$3,661,703

(a)	Included in prepaid expenses and other current assets in the accompanying consolidated 2004 and 2005 balance sheets.
(b)	The Company paid legal fees to Paul Hastings, Janofsky & Walker LLP with respect to various legal matters. An executive officer of the Company was until March 31, 2001 senior counsel and a former partner of such firm but received no compensation from the firm for work undertaken on behalf of the Company.
(c)	Presented as a reduction in stockholders’ equity in the accompanying 2004 balance sheet.
(d)	Collection of $300,000 and write-off of remaining balance of 85% non recourse note and accrued interest of $1,782,467 occurred in July 2005. Collection of an aggregate of $600,000 in principal and interest of $32,993 for four officer loans received in August 2005.
(e)	See Note 7.
(f)	The Company paid legal fees to McSweeney & Crump, P.C. with respect to various legal matters in 2004. Mr. McSweeney was elected to the Board of Directors in January 2002 and resigned from the Board in February 2003.
(g)	The Company from time to time has used an aircraft owned by Starwood Industries LLC, a company in which Jonnie R. Williams, Star’s CEO and largest shareholder, is a principal.

Related Party License Agreement:

Effective January 1, 1998, Star entered into an exclusive license agreement with Regent Court Technology, LLC, of which the Company’s founder, Chief Executive Officer and the Company’s largest shareholder, and the beneficiary of the O’Donnell Trust, which is the Company’s second largest stockholder, are the owners. Pursuant to this license agreement, Star has the exclusive world-wide rights to produce and sell tobacco products with low-TSNA tobacco and to sublicense that technology to third parties. In connection with this agreement, Star is obligated to pay royalties equal to 2% of all product sales (less certain costs incurred by the Company) and 6% of any royalty income earned from sublicensing (less certain costs incurred by the Company). Since the costs incurred by the Company were in excess of the royalty obligations there were no royalties due under this agreement for 2005, 2004 or 2003.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

12.	Related party transactions (continued):

Due from (to) Stockholders:

Due from (to) Stockholders consists of unsecured non-interest bearing advances from (to) stockholders and amounts due for reimbursement of business expenses of ($68,897) and $44,483 as of December 31, 2005 and 2004, respectively.

Write-off of Note Receivable, Officer

On July 27, 2005, the Company’s President and COO tendered to the Company a payment of $300,000 as full satisfaction of a nonrecourse and unsecured $2 million promissory note issued to the Company in 1999. The COO issued the note in 1999 to purchase two million shares of the Company’s common stock. Under its terms, the $2 million promissory note was nonrecourse as to accrued interest and 85% of the principal amount of the note, and reflected an inducement to the COO to join the Company and resign his senior partnership with a national law firm. In connection with the payment by the COO, the Company in the second quarter incurred an expense of $1.8 million due to the write-off of $1.7 million of the note receivable due and approximately $0.1 million of accrued interest and has recorded a reduction of $300,000 in officers’ notes receivable to reflect the cash payment on July 27, 2005.

13.	Employee benefit plan:

The Company is the sponsor of a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 15% of their annual compensation. The Company may make an annual discretionary contribution. The Company made contributions of approximately $138,000, $238,000, and $198,000, in 2005, 2004 and 2003, respectively.

14.	Fair value of financial instruments, concentrations and credit risk:

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

The estimated fair value of long-term debt is summarized as follows:

2005		2004
Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
$ 24,931,638	$24,931,638	$38,632,112	$38,713,172

Differences between fair value and carrying amount of long-term debt are primarily due to instruments that provide fixed interest or zero interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates.

Concentrations:

The Company has outstanding borrowings from B&W aggregating $24,931,638 and $28,163,986 at December 31, 2005 and 2004, respectively.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

14.	Fair value of financial instruments, concentrations and credit risk (continued):

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

The Company also had various customers representing in excess of 10% of sales and/or accounts receivable as follows:

	2005	2004	2003
Customer 1
Sales	33.2%	23.9%	26.8%
Accounts Receivable	40.8	26.2	49.7
Customer 2
Sales	—	—	—
Accounts Receivable	17.4	—	17.6
Customer 3
Sales	—	—	—
Accounts Receivable	14.0	—	—

15.	Commitments, contingencies, and other matters:

Obligations under master settlement agreement:

In November 1998, 46 states, the District of Columbia (the “Settling States”) and several U.S. territories entered into the MSA to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company is required to satisfy certain escrow obligations under statutes that the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called “level playing field” statutes, or “qualifying statutes”, require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such non-participating tobacco manufacturers. Under these statutes the Company is obligated to escrow certain defined amounts for sales of cigarettes occurring in the prior year in each such state. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. For 2005 sales, this base amount was $3.35 per carton and the total amount as adjusted for inflation was $4.18 per carton. The base amount for 2006 is $3.35 per carton and each year thereafter is $3.77 per carton, as adjusted for inflation since 1999. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the Settling States. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has been required to make additional escrow deposits related to sales of the Company’s cigarettes subsequently made by the Company’s direct customers in other states (“indirect sales”). All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits. Star’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

15.	Commitments, contingencies, and other matters (continued):

Obligations under master settlement agreement:

Star currently has approximately $37.3 million in escrow, which includes a deposit of approximately $3.9 million in 2005 of which $3.7 million was paid for 2004 sales and approximately $0.2 million to satisfy 2005 quarterly escrow payments. The Company expects this year’s escrow deposits (due in April 2006 for 2005 sales) to be approximately $1.5 million based on its prior payments, a decrease in total cigarette sales in 2005 and its efforts to limit sales in MSA states. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted and litigated against the Company.

In addition to the “level playing field” statutes, most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow, since the states generally prohibit the sales of cigarettes by companies that are not certified as being MSA-compliant. Also, most MSA states recently have amended their qualifying statutes to limit the extent to which escrow payments for a particular year could be capped and to allow regulations that would require escrow payments to be made quarterly or on some other intermittent schedule. Currently, the Company is required to make quarterly payments in California, Georgia, Louisiana, Maine, New Hampshire, New Mexico and Wyoming, which payments for 2005 totaled approximately $0.2 million. The requirement for quarterly payments would exacerbate the impact of the MSA escrow obligations on the Company’s liquidity, and the elimination of the caps on payments would increase the amounts required to be deposited into escrow by requiring a payment on each cigarette sold, regardless of the state’s proportionate receipt of MSA settlement funds. As initially drafted, the state qualifying statutes permitted a non-participating manufacturer to obtain a refund on escrow payments once those payments equaled the amount that an MSA state would have received from that non-participating manufacturer under the allocation formula in the MSA (which is based on the state population as a percentage of the overall US population). Depending on the number of cigarettes sold in a particular state, the difference between the capped amount and the amount calculated on a per-cigarette basis could be material.

RJR Litigation:

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

In April 2003, the parties filed dispositive Motions for Summary Judgment. Star filed a Motion for Summary Judgment on Claim Construction and Definiteness, and RJR filed six Motions for Summary Judgment asserting various defenses. Pursuant to an Order dated September 15, 2003, the Court appointed a Special Master to prepare Reports and Recommendations (“R&Rs”) for the Court on Star’s Motion for Summary Judgment and five of RJR’s six Motions for Summary Judgment. The Special Master issued R&Rs on all six of the Summary Judgment Motions and on March 31, 2004, the Court issued final rulings on five of the six Summary Judgment Motions. In its rulings, the Court adopted without modification the Special Master’s R&R’s, which recommended that the Court deny four of RJR’s Summary Judgment Motions, and that Star’s Motion for Summary Judgment on claim construction and definiteness be granted in part and denied in part. The Court also issued an order denying RJR’s Motion for Summary Judgment seeking to limit Star’s damages claim. On June 24, 2004, the Court issued a final order and adopted without modification the Special Master’s R&R, which recommended that the Court deny the last Summary Judgment Motion.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

15.	Commitments, contingencies, and other matters (continued):

RJR litigation (continued):

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

The Company has entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on behalf of the Company. It is estimated that at the time these litigation and related matters are concluded, which likely will not be before the end of the third quarter of 2006, the Company’s portion of these costs could be in excess of one million dollars. One-half of these costs advanced by counsel would be payable by the Company if it does not prevail in these litigation matters. However, given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. The Company has paid or accrued all existing obligations. Also, as part of its fee arrangements in certain of these matters, the Company has agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments the Company actually receives in the event that the litigation is resolved in favor of the Company in return for a cap on fee payments during the litigation.

Other disputes:

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115. The Company applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, the Company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to the Company and that the sales and use tax assessment plus penalties and interest together, as of October 7, 2004, totaled approximately $988,000. The Company continues to challenge this assessment and has filed a request for reconsideration with the Commissioner of Taxation, and is prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While the Company is optimistic that its request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed the Company will be required to pay the tax, penalties and interest due. The Company does not believe that it is probable that an obligation has been incurred and, as a result, no amounts have been accrued for this cost in the accompanying consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

15.	Commitments, contingencies, and other matters (continued):

Employment Agreements:

On December 30, 2005, the Company entered into a Second Amended and Restated Executive Employment Agreement (the Employment Agreement) with Mr. Perito, which amended and restated the June 2002 agreement which amended the April 1999 original employment agreement entered into with Mr. Perito. The Employment Agreement has a term of one year and expires on December 31, 2006. The Employment Agreement provides Mr. Perito with a $1.0 million base salary. In addition, the Board at its discretion would be entitled to award a performance bonus to Mr. Perito if the Company prevails on the defense and motions that are pending in its patent infringement lawsuit and provides that the Company and Mr. Perito will seek to set other bonus criteria for the year on or before March 30, 2006. Upon termination by the Company of Mr. Perito’s employment For Cause (as defined in the Employment Agreement) or by Mr. Perito voluntarily, the Company will be obligated to pay to Mr. Perito all salary then due and payable through the date of termination but Mr. Perito will not be entitled to any severance compensation or any accrued vacation pay or bonuses. Upon termination by the Company of Mr. Perito’s employment without cause or by Mr. Perito for Good Reason (as defined in the Employment Agreement), the Company will be obligated to pay to Mr. Perito all salary, benefits, bonuses and other compensation that would be due under the Employment Agreement through the end of the term of the Employment Agreement. Upon termination of Mr. Perito’s employment as a result of his death or disability, the Company will be obligated to pay to Mr. Perito all salary and benefits, but not bonuses and other compensation, that would be due under the Employment Agreement. Consistent with Mr. Perito’s original employment agreement with the Company, in connection with certain transactions that may result in a change in voting control of the Company (each, a “Disposition Transaction”), certain changes in the Company’s senior management, or a removal or replacement of a majority of the Board of Directors, Mr. Perito will be entitled to terminate the employment agreement, to receive a one-time termination payment of $2.5 million and to participate in the Disposition Transaction upon the same terms and conditions as certain principal stockholders of the Company. The Company also will be obligated to reimburse Mr. Perito for any taxes that may become due as a result of the application of Section 280G of the Internal Revenue Code to the payment described in the preceding sentence.

On December 30, 2005, the Company entered into an Executive Employment Agreement (the Employment Agreement) with Mr. Williams that is parallel to the Employment Agreement entered into with Mr. Perito, consistent with Messrs. Williams and Perito having parallel compensation packages in prior years. The Employment Agreement has a term of one year and expires on December 31, 2006. The Employment Agreement provides Mr. Williams with a $1.0 million base salary. In addition, the Board at its discretion would be entitled to award a performance bonus to Mr. Williams if the Company prevails on the defense and motions that are pending in its patent infringement lawsuit and provides that the Company and Mr. Williams will seek to set other bonus criteria for the year on or before March 30, 2006. Upon termination by the Company of Mr. Williams’ employment For Cause (as defined in the Employment Agreement) or by Mr. Williams voluntarily, the Company will be obligated to pay to Mr. Williams all salary then due and payable through the date of termination but Mr. Williams will not be entitled to any severance compensation or any accrued vacation pay or bonuses. Upon termination by the Company of Mr. Williams’ employment without cause or by Mr. Williams for Good Reason (as defined in the Employment Agreement), the Company will be obligated to pay to Mr. Williams all salary, benefits, bonuses and other compensation that would be due under the Employment Agreement through the end of the term of the Employment Agreement. Upon termination of Mr. Williams’ employment as a result of his death or disability, the Company will be obligated to pay to Mr. Williams all salary and benefits, but not bonuses and other compensation, that would be due under the Employment Agreement. Consistent with Mr. William’s employment agreement with the Company, in connection with certain transactions that may result in a change in voting control of the Company (each, a “Disposition Transaction”), certain changes in the Company’s senior management, or a removal or replacement of a majority of the Board of Directors, Mr. Williams will be entitled to terminate the employment agreement, to receive a one-time termination payment of $2.5 million and to participate in the Disposition Transaction upon the same terms and conditions as certain principal stockholders of the Company. The Company also will be obligated to reimburse Mr. Williams for any taxes that may become due as a result of the application of Section 280G of the Code to the payment described in the preceding sentence.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

16.	Quarterly results (unaudited):

The following is a summary of quarterly unaudited results of operations for the years ended December 31, 2005, 2004 and 2003:

	March	June	September	December
2005
Revenues	$16,962,448	$17,406,935	$8,123,307	$3,943,442
Gross profit	3,811,526	2,663,447	(1,340,282)	132,795
Net loss	(8,481,213)	(2,949,031)	(9,531,092)	(4,100,479)
EPS – Basic	(0.12)	(0.04)	(0.13)	(0.05)
EPS – Diluted	(0.12)	(0.04)	(0.13)	(0.05)

	March	June	September	December
2004
Revenues	$17,161,055	$15,439,773	$16,642,139	$17,414,275
Gross profit	2,896,111	2,663,448	4,613,196	2,618,514
Net loss	(2,682,603)	(4,293,439)	(4,956,113)	(4,643,900)
EPS – Basic	(0.04)	(0.07)	(0.08)	(0.08)
EPS – Diluted	(0.04)	(0.07)	(0.08)	(0.08)

	March	June	September	December
2003
Revenues	$26,027,976	$18,538,240	$10,939,824	$17,752,543
Gross profit	8,577,711	5,052,426	433,478	682,432
Net income (loss)	234,270	(7,037,255)	(7,163,628)	(2,694,069)
EPS – Basic	0.00	(0.11)	(0.12)	(0.05)
EPS – Diluted	0.00	(0.11)	(0.12)	(0.05)

Per share amounts for each quarter are required to be computed independently and, therefore, may not equal amounts computed on an annual basis.

16.	Subsequent Event:

On March 3, 2006, the Company entered into a Securities Purchase and Registration Rights Agreement for the sale of 2.0 million shares of common stock at $3.00 per share together with warrants with an exercise price of $3.00 per share, for an additional 2.0 million shares of common stock. Pursuant to the agreement the Company received $600,000 in cash and a $5.4 million full recourse subscription promissory note receivable which is payable over four months. The promissory note is secured by the pledge of the issued shares. In connection with that offering, the Company agreed to make best efforts to successfully register the shares included in the offering or issued upon exercise of the warrants.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31, 2005 AND 2004

Column A	Column B	Column C		Column D		Column E
Description	Balance at beginning of period	Charged to costs and Expenses	Charged to other accounts, describe	Deductions, describe *		Balance at end of period
2005
Accumulated Depreciation of Property and Equipment	$14,699,123	1,895,261	—	$—		$16,594,384
Accumulated Amortization of Patents and Trademarks	444,397	63,383	—	—		507,780

2004
Accumulated Depreciation of Property and Equipment	$11,147,991	$3,563,856	—	$12,724	*	$14,699,123
Accumulated Amortization of Patents and Trademarks	381,291	63,106	—	—		444,397

*	Disposals of property and equipment

S - 1