Form 10-K/A
period 2004-12-31
STAR SCIENTIFIC INC
filed 2006-03-16
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE – AMENDMENT

This Amendment No. 3 on Form 10-K/A (this “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as initially filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005, and as amended on April 27, 2005 and on March 9, 2006, and is being filed to address certain of the Company’s accounting methods. The Company hereby amends and restates each of Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, Item 8, “Consolidated Financial Statements and Supplementary Data”, Item 9, “Changes in and Disagreements with Accountants and Financial Disclosure” and Item 9A, “Controls and Procedures” of Part II and Item 15, “Exhibits and Financial Statements” of Part III of its Annual Report on Form 10-K for the year ended December 31, 2004.

Item 7 is restated to include additional information concerning the material implications of the uncertainties relating to the Company’s accounting estimates.

In Item 8, the Company’s statement of operations for the years ended December 31, 2004 and 2003 is restated to include a separate charge for the write down of inventory and charges in depreciation for the Company’s Ariva® production equipment. The treatment of these items as a portion of the Company’s depreciation charge and as a separate charge for the write down of inventory was based on the fact that Ariva® sales have been de minimis over the past several years.

The Company determined that since the Ariva® production equipment is continuing to be used, although sales are de minimis, it would be appropriate to have the write down of inventory and depreciation classified under costs of goods sold. The Company also determined that the basic loss per common share and diluted loss per share were incorrectly stated as $0.28 rather than $0.27. Therefore, the Company hereby amends “Star Scientific, Inc. and Subsidiary Consolidated Statement of Operations Years Ended December 31, 2004, 2003 and 2002” to restate the expenses noted above for the years 2004 and 2003, to correct the loss per share references and to include a new footnote 18 relating to the restatement of inventory and depreciation classified under cost of goods sold and to correct general and administrative expense. The Company also has made certain corresponding changes to Item 7 and Item 15 to reflect the before mentioned restated numbers in the Company’s consolidated statement of operations and footnote 18.

There are no changes to Items 9 or 9A as previously reported, but these Items are included herein for ease of reference.

Except as described above, no other changes have been made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as initially filed with the SEC on March 19, 2005 or the subsequent Amendments thereto filed on Form 10-K/A on April 27, 2005 and on March 9, 2006, and except as described above, this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 or in the before mentioned amendments thereto.

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

Gross Margin. During 2004, overall gross margin decreased to $12.8 million compared to $14.7 million in 2003. The decline was due to the lower volume as well as the lower prices for the Company’s cigarette products, partially offset by reduced manufacturing costs for the Company’s four brands of discount cigarettes. As of December 31, 2004, the Company has consolidated its four brands of discount cigarettes to three brands by discontinuing the Vegas® brand. As a percentage of sales, the Company’s gross margins from overall operations decreased slightly to 19.2% in 2004 from 20.1% in 2003. Thus, reductions in prices were approximately offset by reductions in manufacturing costs.

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

Total Operating Expenses

Total operating expenses decreased to $28.7 million for 2004 from $28.8 million in 2003. General and Administrative costs increased from $15.0 million in 2003 to $16.1 million in 2004, primarily due to the one-time charge of $0.9 million for the award of 450,000 options to the Company’s independent Board members. Depreciation costs decreased by approximately $0.6 million. Marketing and distribution costs rose by approximately $0.1 million. Research and development costs decreased by approximately $0.7 million.

•	Marketing and Distribution Expenses. Marketing and distribution expenses totaled $10.0 million in 2004 compared to $9.9 million for 2003, an increase of $0.1 million. This change reflects an increase $0.2 million in shipping costs primarily due to increases in fuel costs, which were offset by lower sampling and promotional costs in the amount of $0.2 million for hard tobacco products. Commissions rose $0.4 million due to restructuring of the incentive programs.

•	General and Administrative Expenses. General and administrative expenses for 2004 totaled $16.1 million, an increase of $1.1 million compared to $15.0 million in 2003. During 2004, there was a one-time charge of $0.9 million for the award of 450,000 options to the Company’s independent Board members, offset by lower aircraft expenses ($1.0 million in 2003 versus $0.5 million in 2004), and a reduction of administrative salaries of $0.2 million. G&A expenses during 2003 also included the cost of the terminated sale of the cigarette business to NATC, and the write-down of $1.2 million of ARIVA® equipment cancellation expense. The Company expects to continue to incur significant general and administrative expenses, primarily in legal costs in connection with the patent infringement suit against RJR.

•	Depreciation. Depreciation expense related to StarCured® barns and general/administrative assets totaled $2.6 million for 2004, compared with $3.2 million in 2003.

•	Research and Development Expenses. There were de minimis research and development costs in 2004, compared with expenses of $0.7 million during 2003. During 2003, research and development costs were connected principally to scientific studies related to low-TSNA products, and the Company’s development of a spit-free® STONEWALL Hard Snuff® tobacco product for smokeless tobacco users. Consistent with its efforts to cut costs, the Company deferred certain research projects in the last half of 2003 and 2004. The Company expects to maintain its spending on research during the first half of 2005 at a de minimis level, while it continues to concentrate on the preparation for trial of its patent infringement litigation. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred due to its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smokes versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints, we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. The extent of future research efforts will depend, in part, on the results of the RJR litigation.

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

Gross Margin. During 2003, overall gross margin decreased to $14.7 million compared to $26.7 million in 2002. Decreased sales volume, and lower prices were partially offset by reduced manufacturing costs for the Company’s four brands of discount cigarettes. As a percentage of sales, the Company’s gross margins from overall operations increased from 16.9% in 2002 to 20.1% in 2003.

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

Contractual Obligations

At December 31, 2004, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, were as follows (in thousands):

	TOTAL	Less Than 1 Year	Amount of Commitment ($) Expired By Year Ended December 31,		More than 5 Years
			1-3 Years	3-5 Years
Long-term Debt	28,163,986	3,000,000	10,182,640	4,997,766	9,983,580
Capital Leases	1,501,852	1,456,077	45,775	—	—
Operating Leases	3,632,000	1,076,000	672,000	432,000	1,452,000

TOTAL	33,297,838	5,532,077	10,900,415	5,429,766	11,435,580

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

In light of the identified weaknesses in internal control that existed as of December 31, 2004, the Company performed additional analyses and other post-closing procedures in an effort to ensure the Company’s consolidated financial statements included in our Annual Report on Form 10-K (and in this Annual Report on Form 10-K/A) for the fiscal year ended December 31, 2004 have been prepared in accordance with generally accepted accounting principles. Aidman Piser & Company, P.A.’s report, dated March 14, 2005 except for Note 18 as to which the date is February 28, 2006, expressed an unqualified opinion on our consolidated financial statements.

(b) Management’s annual report on internal control over financial reporting.

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

/s/ Jonnie R. Williams Jonnie R. Williams Chief Executive Officer (Principal Executive Officer)	/s/ Christopher G. Miller Christopher G. Miller Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ Paul L. Perito Paul L. Perito Chairman of the Board, President and Chief Operating Officer

(c) Attestation report of the independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Star Scientific, Inc. and Subsidiary

We have audited management’s assessment (included above) that Star Scientific, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Star Scientific, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, management’s assessment that Star Scientific, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Star Scientific, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

/s/ Aidman, Piser & Company, P.A.
Tampa, Florida
March 14, 2005, except for Note 18 as to which the date is February 28, 2006

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$7,703,072	$--
Accounts receivable, trade, net	7,468,960	5,596,645
Inventories	1,866,379	3,991,425
Prepaid expenses and other current assets	571,182	835,691
Deferred tax asset	—	179,000

Total current assets	17,609,593	10,602,761
Property and equipment, net	15,181,692	18,876,540
Idle equipment	1,160,208	1,160,208
Intangibles, net of accumulated amortization	922,348	974,836
Other assets	1,247,218	1,515,181
MSA Escrow funds	33,396,368	27,024,433
Deposits on property and equipment	—	151,500

	$69,517,427	$60,305,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$—	$465,212
Current maturities of long-term debt	3,000,000	4,572,384
Current maturities of capital lease obligations	1,422,351	4,536,565
Accounts payable, trade	3,057,068	6,601,226
Federal excise taxes payable	3,068,770	2,626,736
Accrued expenses	1,413,183	817,937

Total current liabilities	11,961,372	19,620,060
Deferred tax liability	—	581,000
Note payable, related party	—	3,661,703
Long-term debt, less current maturities	34,163,986	25,386,710
Capital lease obligations, less current maturities	45,775	1,789,009
Deferred gains on sale leasebacks	16,727	218,197

Total liabilities	46,187,860	51,256,679

Commitments and contingencies (Notes 8, 11 and 16)
Stockholders’ equity:
Common stockA	6,618	5,972
Preferred stockB	—	—
Additional paid-in capital	46,287,801	15,431,605
Accumulated deficit	(20,364,852)	(3,788,797)
Notes receivable, officers	(2,600,000)	(2,600,000)

Total stockholders’ equity	23,329,567	9,048,780

	$69,517,427	$60,305,459

A	$.0001 par value, 100,000,000 shares authorized, 66,185,948 and 59,719,460 shares issued and outstanding 2004 and 2003, respectively.
B	Class A, convertible, $.01 par value, 4,000 shares authorized, no shares issued or outstanding; Series B, convertible; $.01 par value 15,000 shares authorized, no shares issued or outstanding.

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

Future cash needs over the near term include:

•	Star’s MSA escrow deposit, due in April 2005, which Star expects to be approximately $4—5 million;

•	litigation costs in connection with the trial portion of the Company’s patent infringement case against RJR, the first part of which was tried from January 31 to February 8, 2005. The Company expects the trial costs to be approximately $1 million;

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

2.	Liquidity and managements’ plans (continued):

•	monthly payments of approximately $300,000 to B&W for combined principal and interest on restructured accounts payable which was approximately $8.1 million as of January 1, 2005. Beginning in January 2006, the Company will also have payments of approximately $300,000 per month in connection with the long term tobacco curing barn debt due B&W;

•	monthly payments of approximately $200,000 for operating and capital leases;

•	Quarterly payments of approximately $1.1 million under the tobacco quota buyout program which, as noted above, is being offset by increased prices that went into effect on January 1, 2005; and

•	funding of other aspects of the Company’s current operations in light of continued operating losses.

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

Common stock options and warrants issued, redeemed and outstanding during the years ended December 31, 2004, 2003 and 2002 are as follows:

9.	Stockholders’ equity (continued):

	Number	Weighted Average Exercise Price Per Share
Options
Options outstanding at January 1, 2002	4,829,236	2.17
Options forfeited during 2002	(337,736)	(2.07)
Options issued during 2002	495,000	1.18

Options outstanding at December 31, 2002	4,986,500	2.17
Options issued during 2003	125,000	1.35

Options outstanding at December 31, 2003	5,111,500	$2.16
Options forfeited during 2004	(480,000)	(3.66)
Options issued during 2004	685,000	4.65

Options outstanding at December 31, 2004*	5,316,500	$2.60

*	535,526 options were issued outside of the Plans.

	Number	Weighted Average Exercise Price Per Share
Warrants
Warrants outstanding at January 1, 2002	210,526	$2.00
Warrants issued during 2002	200,000	2.02

Warrants outstanding at December 31, 2002	410,526	2.01
No Activity during 2003	—	—

Warrants outstanding at December 31, 2003	410,526	2.01
Warrants issued during 2004	602,681	4.08

Warrants outstanding at December 31, 2004	1,013,207	$3.24

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

9.	Stockholders’ equity (continued):

Stock option plans (continued):

The following table summarizes information for options and warrants outstanding and exercisable at December 31, 2004.

	Options Outstanding			Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Weighted Avg.
				Number	Exercise Price
$ 1.00-2.00	2,980,000	5.16 yrs.	$1.67	2,980,000	$1.67
2.01-3.00	896,500	4.66 yrs.	2.52	896,500	2.52
3.01-4.00	750,000	5.88 yrs.	3.94	687,500	3.93
4.01-5.00	600,000	8.50 yrs.	4.76	600,000	4.76
5.01-6.25	90,000	9.01 yrs.	5.48	90,000	5.48

$ 1.00-6.25	5,316,500	5.79 yrs.	$2.60	5,254,000	$2.58

	Warrants Outstanding			Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Weighted Avg.
				Number	Exercise Price
$ 2.00-3.00	410,526	6.61 yrs.	$2.01	410,526	$2.01
4.01-4.99	602,681	4.25 yrs.	4.08	602,681	4.08

$ 2.00-4.49	1,013,207	5.21 yrs.	$3,24	1,013,207	$3.24

Weighted average grant date fair values are as follows:

	Number of Options	Exercise Price	Grant date fair value
2004 Activity

Options:
Exercise price:
Equals market	685,000	$4.65	$1.74

Warrants:
Exercise price:
Equals market	602,681	$4.08	$0.32

2003 Activity

Options:
Exercise price:
Exceeds market	25,000	$1.19	$1.01
Less than market	100,000	$1.78	$0.50

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

The Company’s reportable segments are strategic business units that offer different products and have separate management teams. These segments are 1) the manufacture and sale of discount cigarettes and smokeless tobacco products and 2) the sale of tobacco cured using licensed technology. Financial information by business segment is as follows:

	2004
	Leaf Tobacco	Discount Cigarettes and Smokeless Tobacco Products (Restated)	Consolidated (Restated)
Sales	$—	$66,657,242	$66,657,242

Cost of sales	—	17,786,841	$17,786,841
Excise taxes	—	36,079,132	36,079,132

Gross profit	$—	$12,791,269	$12,791,269

Research and development	$18,883	$—	$18,883

Property and equipment	$14,370,077	$811,615	$15,181,692

Capital expenditures	$5,255	$30,567	$35,822

Total assets	$24,758,723	$44,758,704	$69,517,427

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

14.	Segment reporting (continued):

	2003
	Leaf Tobacco	Discount Cigarettes and Smokeless Tobacco Products (Restated)	Consolidated (Restated)
Sales	$—	$73,258,583	$73,258,583

Cost of sales	—	21,976,568	$21,976,568
Excise taxes	—	36,535,968	36,535,968

Gross profit	$—	$14,746,047	$14,746,047

Research and development	709,300	—	$709,300

Property and equipment	17,776,463	1,100,077	$18,876,540

Capital expenditures	—	75,393	$75,393

Total assets	22,837,468	37,467,991	$60,305,459

	2002
	Leaf Tobacco	Discount Cigarettes and Smokeless Tobacco Products	Consolidated
Sales	$37,578,645	$120,613,445	$158,192,090

Cost of sales	38,947,396	38,068,448	$77,015,844
Excise taxes	—	54,457,722	54,457,722

Gross profit	$(1,368,751)	$28,087,275	$26,718,524

Research and development	976,110	—	$976,110

Property and equipment	19,597,214	1,755,769	$21,352,983

Capital expenditures	249,263	69,352	$318,615

Total assets	34,421,167	54,877,445	$89,298,612

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

15.	Fair value of financial instruments, concentrations and credit risk:

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

Other litigation:

In May 2001, Star filed a patent infringement action against RJR in the United States District Court for Maryland, Southern Division to enforce Star’s rights under U.S. Patent No. 6,202,649 (‘649 Patent), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR basis on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the ’649 Patent, and on August 27, 2002 the two suits were consolidated.

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

17.	Quarterly results (unaudited):

The following is a summary of quarterly unaudited results of operations for the years ended December 31, 2004, 2003 and 2002:

	March	June	September	December (Restated)
2004
Revenues	$17,161,055	$15,439,773	$16,642,139	$17,414,275
Gross profit	2,896,111	2,663,448	4,613,196	2,618,514
Net loss	(2,682,603)	(4,293,439)	(4,956,113)	(4,643,900)
EPS – Basic	(.04)	(.07)	(.08)	(.08)
EPS – Diluted	(.04)	(.07)	(.08)	(.08)

	March	June	September	December (Restated)
2003
Revenues	26,027,976	18,538,240	10,939,824	17,752,543
Gross profit	8,577,711	5,052,426	433,478	682,432
Net income (loss)	234,270	(7,037,255)	(7,163,628)	(2,694,069)
EPS – Basic	.00	(.11)	(.12)	(.05)
EPS – Diluted	.00	(.11)	(.12)	(.05)

	March	June	September	December
2002
Revenues	33,549,218	37,198,987	46,108,929	41,334,956
Gross profit	8,623,952	6,885,469	8,370,876	2,838,227
Net income (loss)	578,042	(1,637,415)	381,897	(3,680,428)
EPS – Basic	.01	(.03)	.01	(.06)
EPS – Diluted	.01	(.03)	.01	(.06)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Virginia on the 16th day of March, 2006.

STAR SCIENTIFIC, INC.

By:	/s/ JONNIE R. WILLIAMS
Jonnie R. Williams Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

Signature	Title	Date
/s/ JONNIE R. WILLIAMS Jonnie R. Williams	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ JONNIE R. WILLIAMS As ATTORNEY-IN-FACT Paul L. Perito	Chairman of the Board, President and Chief Operating Officer	March 16, 2006

/s/ CHRISTOPHER G. MILLER Christopher G. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ JONNIE R. WILLIAMS As ATTORNEY-IN-FACT John R. Bartels, Jr.	Director	March 16, 2006

/s/ JONNIE R. WILLIAMS As ATTORNEY-IN-FACT Whitmore B. Kelley	Director	March 16, 2006

/s/ JONNIE R. WILLIAMS As ATTORNEY-IN-FACT Leo S. Tonkin	Director	March 16, 2006