Form 10-K/A
period 2005-12-31
STAR SCIENTIFIC INC
filed 2006-03-22
CIK 776008

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE - AMENDMENT

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “ Form 10-K”), as initially filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2006, and is being filed only to: (i) amend Item 1, “Business” of Part I and Note 14, “Fair value of financial instruments, concentrations and credit risk” of Part III of the Form 10-K to identify the name of a customer of the Company, the sales to which accounted for 10 percent or more of the Company’s consolidated revenues as required by Item 101(c)(1)(vii) of Regulation S-K; (ii) amend Item 1, “Business” of Part I and Note 1, “Summary of significant accounting policies” of Part III of the Form 10-K to clarify that the impairment analysis relating to the Company’s StarCured® tobacco curing barns is unrelated to the analysis of the outcome of the Company’s ongoing patent infringement lawsuit against R.J. Reynolds Tobacco Company; and (iii) correct the certifications of the Company’s officers set forth in each of Exhibits 31.1 and 31.2.

Except as described above, no other changes have been made to the Form 10-K and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Form 10-K.

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

ST sells its smoked and smokeless tobacco products through approximately 105 tobacco distributors throughout the United States. Of these 105 distributors, approximately 65 are located in Florida, Mississippi, Minnesota, and Texas, where the Company’s sales force is now concentrated and where it does not have obligations to make payments into escrow under state qualifying statutes enacted pursuant to the MSA for sales of cigarette products. The distributors maintain state and, where applicable, municipal government tobacco product licenses, and apply state and/or local tax stamps when needed to resell the tobacco products. ST delivers its products directly to distributors mainly by common carrier trucks. ST’s distributor customers primarily serve convenience stores, gas stations and other outlets and retail stores. One customer, Starco Impex, Inc., doing business as Wholesale Outlet, accounted for 33.2% of ST’s consolidated revenues in 2005 and 40.8% of ST’s outstanding receivables as of December 31, 2005. While ST sells its smoked and smokeless tobacco products through approximately 105 tobacco distributors, the number of distributors selling the Company’s smoked tobacco products decreased from approximately 129 in 2004 to 67 in 2005, mainly due to the focus on sales in the four non-MSA states and increased price competition. ST’s shipment volume for discount cigarettes during 2005 decreased approximately 32% to 1.2 billion units from 2004’s shipment volume of approximately 1.8 billion units, reflecting significant competition from other manufacturers, a continued commitment by the Company to concentrate the field sales force and sales efforts in four states, the continued focus on its series of smokeless tobacco products and the Company’s concentration on its intellectual property for producing low-TSNA tobacco and related products. In marketing ARIVA® hard tobacco cigalett® pieces and STONEWALL Hard Snuff®, the Company has sought to position the products using many of the same distribution channels that it uses for its cigarette sales. As part of its marketing and distribution effort, the Company also has negotiated agreements with a number of national retail chains, including CVS and RiteAid drug store chains and other national distributors experienced with selling consumer products.

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

Assumptions underlying the weighted average cash flow probability involve estimating future cash flows from operations and ultimate sale of the business at cessation of operations over varying periods of time. Several alternative scenarios are used which include a variety of probability estimates. Should these estimates change, conclusions regarding impairment could change accordingly.

The Company assesses impairment of long-lived assets based on asset groups with separately identifiable cash flows, such as the Company’s discount cigarette and smokeless operations, StarCured® tobacco curing barns, and the patented technology.

Each quarter an impairment analysis is conducted by management to determine the value of the barns. Government regulation and the market for equipment used in producing tobacco plays a role in determining the value of the long-lived assets. In the third and fourth quarters of 2005, the Company wrote down the value of the tobacco curing barns by approximately $2.1 million and $0.4 million, respectively, after conducting an analysis of the current market value for the barns in light of the diminished utilization of the barns during 2005 as a result of the elimination of price supports and quotas for tobacco.

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

(ii) Financial Statements Schedules:

The following financial information is filed herewith on page S - 1.

Financial Schedule

Page
Schedule of Valuation and Qualifying Accounts	S - 1

(b) EXHIBITS:

Description
2.1	Asset Purchase Agreement between Star Scientific, Inc., a Delaware corporation and Eyetech, LLC, a Minnesota limited liability company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998(1)

3.1	Restated Certificate of Incorporation(2)

3.2	Bylaws of Star Scientific, Inc. as Amended to Date(2)

10.1	Stock Exchange Agreement between Eye Technology, Inc. and the stockholders of Star Tobacco & Pharmaceuticals, Inc., dated February 6, 1998(3)

10.2	License Agreement between Star Tobacco & Pharmaceuticals, Inc., as Licensee and Regent Court Technologies, Jonnie R. Williams, and Francis E. O’Donnell, Jr., M.D., as Licensor, dated January 5, 1998(4)

10.3	Amendment No. 1 to License Agreement between Regent Court Technologies, Jonnie R. Williams, Francis E. O’Donnell, J.R., M.D. and Star Tobacco & Pharmaceuticals, Inc., dated August 3, 1998(6)

10.4	1998 Stock Option Plan, as amended(7)

10.5	2000 Equity Incentive Plan, as amended(8)

10.6	Promissory Note dated April 27, 1999 of Paul L. Perito(18)

10.7	Qualified Stock Option Agreement dated as of April 27, 1999 between Star Scientific, Inc. and Paul L. Perito(9)

10.8	Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.9	Loan Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.10	Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated December 16, 1999(10)

10.11	Supply Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.12	Lease and Purchase Option Contract between the Company and the Industrial Development Authority of the Town of Chase City, Virginia, dated March 10, 2000(10)

10.13	Form of Director Indemnification Agreement(7)

10.14	Form of Officer Indemnification Agreement(7)

10.15	Executive Employment Agreement between Star Scientific, Inc. and David Dean, dated October 6, 2000(8)

10.16	Restated Loan Agreement between Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.17	Restated Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.18	Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.19	Guaranty Agreement between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.20	Guarantee Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.24	Executive Employment Agreement dated as of September 15, 2000 between Star Scientific, Inc. and Christopher G. Miller(11)

10.21	Amended and Restated Executive Employment Agreement dated as of March 15, 2001 between Star Scientific, Inc. and Christopher G. Miller(8)

10.22	Executive Employment Agreement dated as of March 30, 2001 between Star Scientific, Inc. and Robert E. Pokusa(8)

10.23	Restated Master Agreement, dated April 25, 2001, by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.24	First Amendment to Restated Loan Agreement dated April 25, 2001, among Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation(12)

10.25	Trademark License and Royalty Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.26	Other Low TSNA Tobacco Royalty Agreement, dated April 25, 2001 by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.27	First Amendment to Regent/B&W License Agreement, dated April 25, 2001, by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.28	Chase City License and Services Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.29	Exclusive License Agreement dated as of March 16, 2001 by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.30	Sublicense Agreement dated as of March 16, 2001 by and among Star Scientific, Inc. and Star Tobacco & Pharmaceuticals, Inc.(2)

10.31	Consent to Assignment dated March 16, 2001 by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Tobacco & Pharmaceuticals, Inc., and Star Scientific, Inc.(2)

10.32	Amendment No. 1 dated April 5, 2001 to Exclusive License Agreement by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.33	Promissory Note dated August 20, 2001 of Christopher G. Miller(2)

10.34	Promissory Note dated August 20, 2001 of Robert E. Pokusa(2)

10.35	Promissory Note dated August 20, 2001 of Sheldon L. Bogaz(2)

10.36	Promissory Note dated August 20, 2001 of David M. Dean(2)

10.37	Master Lease Agreement Dated as of June 29, 2001 between General Electric Capital Corporation and Star Scientific, Inc.(13)

10.38	Master Lease Agreement Dated as of September 28, 2001 between Heller Financial Leasing, Inc. and Star Scientific, Inc. and Star Tobacco, Inc.(13)

10.39	Master Lease Agreement Dated as of July 1, 2001 between General Electric Capital Corporation and Star Scientific, Inc.(13)

10.40	Lease Agreement dated as of February 26, 2002 between GE Capital and Star Scientific, Inc.(14)

10.41	Contract with The Industrial Development Authority of Mecklenburg County, Virginia and The Industrial Development Authority of the Town of Chase City, Virginia, for a 10-year lease and option to purchase an approximately 91,000 square foot building at 89 Duckworth Road(15)

10.42	Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of June 14, 2002(16)

10.43	Allonge, dated as of June 14, 2002, by and between Star Scientific, Inc. and Paul L. Perito, Esq.(16)

10.44	First Modification Agreement to Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of November 1, 2002(16)

10.45	October 3, 2003 Letter Agreement between Star Scientific, Inc. and Brown and Williamson Tobacco Corporation. (17)

10.46	Loan Agreement between Mr. Jonnie R. Williams and the Company, dated March 22, 2004. (17)

10.47	Amendment to Master Lease Agreement and Schedule, dated as of January 16, 2004, between Southern Pacific Bancapital, Star Scientific, Inc., and Star Tobacco, Inc. (17)

10.48	Convertible Debenture, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities, Corp. Debenture was amended and then converted. (17)

10.49	Warrant, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities, Corp. (17)

10.50	Securities Purchase Agreement, dated March 25, 2004 between Star Scientific, Inc. and Manchester Securities Corp. (17)

10.51	Registration Rights Agreement, dated March 25, 2004 between Star Scientific, Inc. and Manchester Securities Corp. (17)

10.52	Form of Reedland Warrant, dated as of March 25, 2004, issued by Star Scientific, Inc. (17)

10.53	Guaranty Agreement, dated March 25, 2004 issued by Star Tobacco, Inc. (17)

10.54	Security Agreement, dated March 25, 2004 between Star Scientific, Inc., Star Tobacco, Inc. and Manchester Securities Corp. (17)

10.55	Subordination Agreement, dated March 25, 2004 between Star Scientific, Inc., Jonnie Williams and Manchester Securities Corp. (17)

10.56	Securities Purchase Agreement, dated April 15, 2004 by and among Star Scientific, Inc., Elliott International, LP and Elliott Associates, LP (18)

10.57	Registration Rights Agreement, dated April 15, 2004 between Star Scientific, Inc., Elliott International, LP and Elliott Associates, LP (18)

10.58	Securities Purchase Agreement, dated April 15, 2004 between Star Scientific, Inc. and Portside Growth and Opportunity Fund (18)

10.59	Registration Rights Agreement, dated April 15, 2004 between Star Scientific, Inc. and Portside Growth and Opportunity Fund (18)

10.60	Second Restated Non-Circumvention and Finder’s Fee Agreement, dated April 15, 2004 between Star Scientific, Inc. and Reedland Capital Partners (18)

10.61	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Elliott International, LP (19)

10.62	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Elliott International LP (19)

10.63	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Elliott Associates, LP (19)

10.64	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Elliott Associates, LP (19)

10.65	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA (19)

10.66	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA (19)

10.67	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Iroquois Capital, LP (19)

10.68	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Iroquois Capital, LP (19)

10.69	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Fulcrum Global Partners LLC (20)

10.70	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Fulcrum Global Partners LLC (20)

10.71	Securities Purchase and Registration Rights Agreement, dated September 15, 2001, by and between Star Scientific, Inc. and Iroquois Capital (21)

10.72	Warrant, dated September 15, 2005, issued by Star Scientific, Inc. to Iroquois Capital (21)

10.73	Security Purchase and Registration Rights Agreement, dated September 15, 2005, between Star Scientific, Inc. and Elliott International, L.P. (21)

10.74	Warrant, dated September 15, 2005, issued by Star Scientific, Inc. to Elliott International, L.P. (21)

10.75	Security Purchase and Registration Rights Agreement, dated September 15, 2005, between Star Scientific, Inc. and Elliott Associates, L.P. (21)

10.76	Warrant, dated September 15, 2005, issued by Star Scientific, Inc. to Elliott Associates, L.P. (21)

10.79	Executive Employment Agreement with Jonnie R. Williams (22)

10.80	Second Amended and Restated Employment Agreement with Paul L. Perito (22)

10.81	Securities Purchase and Registration Rights Agreement, dated as of March 3, 2006, between the Company and Joseph L. Schwarz (23)

10.82	Common Stock Purchase Warrant, dated as of March 3, 2006, between the Company and Joseph L. Schwarz (23)

10.83	Promissory Note, dated as of March 3, 2006, between the Company and Joseph L. Schwarz (23)

10.84	Pledge Agreement, dated as of March 3, 2006, between the Company and Joseph L. Schwarz (23)

14.1	Corporate Code of Business Conduct and Ethics, dated March 2004 (17)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Star’s Current Report on Form 8-K dated March 2, 1999
(2)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(3)	Incorporated by reference to Star’s Current Report on Form 8-K dated February 19, 1998
(4)	Incorporated by reference to Star’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998
(5)	Incorporated by reference to Star’s Current Report on Form 8-K dated July 15, 1998
(6)	Incorporated by reference to Star’s Current Report on Form 8-K dated September 11, 1998
(7)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 1999
(8)	Incorporated by reference to Star’s Definitive Proxy Statement on Form Def 14-A dated November 4, 2004
(9)	Incorporated by reference to Star’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999
(10)	Incorporated by reference to Star’s Registration Statement on Form S-1/A dated May 8, 2000
(11)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
(12)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2001
(13)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(14)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(15)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(16)	Incorporated by reference to Star’s Current Report on Form 8-K filed February 18, 2003
(17)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2003
(18)	Incorporated by reference to Star’s Current Report on Form 8-K filed April 16, 2004
(19)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2004
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Virginia on the 22nd day of March, 2006.

STAR SCIENTIFIC, INC.

By:	/s/ JONNIE R. WILLIAMS
Jonnie R. Williams Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

Signature	Title	Date

/s/ JONNIE R. WILLIAMS Jonnie R. Williams	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2006

/s/ JONNIE R. WILLIAMS As ATTORNEY-IN-FACT Paul L. Perito	Chairman of the Board, President and Chief Operating Officer	March 22, 2006

/s/ CHRISTOPHER G. MILLER Christopher G. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2006

/s/ JONNIE R. WILLIAMS As ATTORNEY-IN-FACT Gerald P. Carmen	Director	March 22, 2006

/s/ JONNIE R. WILLIAMS As ATTORNEY-IN-FACT Christopher C. Chapman	Director	March 22, 2006

/s/ JONNIE R. WILLIAMS As ATTORNEY-IN-FACT Mark D. Oken	Director	March 22, 2006

/s/ JONNIE R. WILLIAMS As ATTORNEY-IN-FACT David C. Vorhoff	Director	March 22, 2006

/s/ JONNIE R. WILLIAMS As ATTORNEY-IN-FACT Leo S. Tonkin	Director	March 22, 2006

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

Assumptions underlying the weighted average cash flow probability involve estimating future cash flows from operations and ultimate sale of the business at cessation of operations over varying periods of time. Several alternative scenarios are used which include a variety of probability estimates. Should these estimates change, conclusions regarding impairment could change accordingly.

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
Customer 1 (Starco Impex, Inc., doing business as Wholesale Outlet)
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