Form 10-Q
period 2006-03-31
STAR SCIENTIFIC INC
filed 2006-05-10
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Number of shares outstanding of each class of common equity as of May 1, 2006: 77,151,415 shares of Common Stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$9,960,995	$11,532,598
Accounts receivable, trade	3,516,074	2,445,014
Inventories	1,958,812	2,495,046
Prepaid expenses and other current assets	563,974	495,716

Total current assets	15,999,855	16,968,374
Property, plant and equipment, net	11,442,082	11,640,604
Idle equipment	526,500	526,500
Intangible assets, net of accumulated amortization	855,563	869,675
Other assets	507,210	507,210
MSA Escrow funds	37,284,524	37,267,241

Total Assets	$66,615,734	$67,779,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	5,497,392	5,497,392
Current maturities of capital lease obligations	29,591	45,755
Accounts payable, trade	1,472,640	959,600
Federal excise taxes payable	1,175,273	65,695
Tobacco buyout program payable	564,046	560,847
Accrued expenses	840,347	763,884
Due to stockholders	24,502	68,897

Total current liabilities	9,603,791	7,962,070
Long-term debt, less current maturities	18,059,898	19,434,246

Total liabilities	27,663,689	27,396,316

Commitments and contingencies (note 8)	—	—

Stockholders’ equity:
Common stock(A)	7,715	7,515
Additional paid-in capital	91,802,240	85,802,440
Accumulated deficit	(48,657,910)	(45,426,667)
Common stock subscription receivable	(4,200,000)	—

Total stockholders’ equity	38,952,045	40,383,288

	$66,615,734	$67,779,604

(A)	$0.0001 par value per share, 100,000,000 shares authorized, 77,151,415 and 75,151,415 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS

ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Net sales	$8,533,199	$16,962,448
Less:
Cost of goods sold	2,525,827	4,015,668
Federal Excise taxes on products	4,343,897	7,995,254
Department of Agriculture Tobacco Buyout Program	295,267	1,140,000

Gross profit	1,368,208	3,811,526

Operating expenses:
Marketing and distribution	1,493,149	2,989,258
General and administrative	3,014,308	4,355,350
Research and development	11,146	26,846

Total operating expenses	4,518,603	7,371,454

Operating loss	(3,150,395)	(3,559,928)
Other income (expenses):
Interest income	423,263	234,344
Interest expense	(504,111)	(238,890)
Other loss	—	(83,273)
Loss on conversion of long-term debt to equity	—	(4,833,466)

Loss before income taxes	(3,231,243)	(8,481,213)
Income tax benefit	—	—

Net loss	$(3,231,243)	$(8,481,213)

Basic and diluted loss per common share	$(0.04)	$(0.12)
Weighted average shares outstanding, basic and diluted	75,773,637	70,286,224

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

	Common stock		Additional Paid-In Capital	Retained Earnings	Subscription Receivable	Total
	Shares	Amount
Balances, December 31, 2005	75,151,415	$7,515	$85,802,440	$(45,426,667)	—	$40,383,288
Issuance of Common Stock, pursuant to subscription agreement	2,000,000	$200	$5,999,800	—	$(4,200,000)	$1,800,000
Net Loss	—	—	—	$(3,231,243)	—	$(3,231,243)

Balances, March 31, 2006 (unaudited)	77,151,415	$7,715	$91,802,240	$(48,657,910)	$(4,200,000)	$38,952,045

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(3,231,243)	$(8,481,213)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	215,850	248,995
Reduction of provision for bad debt	(100,000)	—
Other non-cash charges	—	33,273
Stock-based compensation expense	—	157,162
Loss on conversion of long-term debt	—	4,833,466
Increase (decrease) in cash resulting from changes in:
Current assets	(503,084)	716,166
Current liabilities	1,702,280	360,683

Net cash flows used in operating activities	(1,916,197)	(2,131,468)

Investing activities:
Purchase of intangible assets	(1,665)	(2,202)
Purchase of property and equipment	(1,551)	(7,853)

Net cash flows used in investing activities	(3,216)	(10,055)

Financing activities:
Related party payment to Starwood Industries for aircraft expense	(44,395)	—
Proceeds from issuance of common stock	600,000	18,410,000
Proceeds from common stock subscription receivable	1,200,000	—
Payments on long-term debt and capital lease obligation	(1,390,512)	(1,439,720)

Net cash flows from financing activities	365,093	16,970,280

Increase in MSA escrow fund	(17,283)	(145,773)

Increase (decrease) in cash and cash equivalents	(1,571,603)	14,682,984
Cash and cash equivalents, beginning of period	11,532,598	7,703,072

Cash and cash equivalents, end of period	$9,960,995	22,386,056

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$367,773	$152,052

Income tax refunds received	$—	$14,164

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVTIES:

In March 2006, the Company issued 2,000,000 shares of common stock for $600,000 cash and a subscription note receivable of $5,400,000.

1. Accounting Policies:

The condensed consolidated financial statements of Star Scientific, Inc. and its subsidiary, collectively (“Star Scientific”, “Star” or the “Company”), and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for a full year.

The Company had net losses during the three months ended March 31, 2006 and 2005. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. Diluted loss per share is the same as basic loss per share as the effect of all options outstanding is anti-dilutive.

2. Obligations under Master Settlement Agreement—MSA Escrow Fund and Recent Developments:

In November 1998, 46 states, the District of Columbia (the “Settling States”) and several U.S. territories entered into the Tobacco Master Settlement Agreement (the “MSA” or “Master Settlement Agreement”) to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company is required to satisfy certain escrow obligations under statutes that the Master Settlement Agreement required participating states to pass, if they were to receive the full benefits of the settlement. The so-called “level playing field” statutes, or “qualifying statutes”, require non-participating manufacturers to fund escrow accounts that could be used to satisfy judgments or settlements in lawsuits that may at some future date be filed by the participating states against such non-participating tobacco manufacturers. Under these statutes the Company is obligated to escrow certain defined amounts for sales of cigarettes occurring in the prior year in each such state or in some states on a quarterly basis. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. The base amount for 2003 through 2006 is $3.35 per carton, as adjusted for inflation. Specifically for 2005, the amount was $4.18 per carton. The base amount for 2007 and thereafter is $3.77 per carton, as adjusted for inflation since 1999. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the Settling States. If not used to satisfy judgments or settlements, the funds will be returned to the Company 25 years after the applicable date of deposit on a rolling basis. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has been required to make additional escrow deposits related to sales of the Company’s cigarettes subsequently made by the Company’s direct customers in other states (“indirect sales”). All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits. Star’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

As of May 1, 2006, Star has approximately $38.2 million in escrow, which includes deposits of approximately $1.2 million for its 2005 escrow obligations, of which approximately $950,000 was deposited into escrow in April 2006. Additionally, in April 2006, the Company deposited approximately $0.01 million as quarterly payments for 2006 sales. The Company expects that its total escrow obligation for 2006 will be less than its 2005 obligation given its successful efforts to limit sales in MSA states and its trend of decreasing MSA obligations over the past three years. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted and litigated against the Company.

In addition to the “level playing field” statutes, most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has recently focused its sales in the four states that were not part of the MSA, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow, since the states generally prohibit the sales of cigarettes by companies that are not certified as being MSA-compliant. Also, most MSA states recently have amended their qualifying statutes to limit the extent to which escrow payments for a particular year could be capped and to allow regulations that would require escrow payments to be made quarterly or on some other intermittent schedule. Currently, the Company is required to make quarterly payments in California, Georgia, Louisiana, Maine, New Hampshire, New Mexico and Wyoming. Star deposited approximately $0.01 million as quarterly payments for the first quarter of the year. The requirement for quarterly payments would exacerbate the impact of the MSA escrow obligations on the Company’s liquidity, and the elimination of the caps on payments could increase the amounts required to be deposited into escrow by requiring a payment on each cigarette sold, regardless of the state’s proportionate receipt of MSA settlement funds. As initially drafted, the state qualifying statutes permitted a non-participating manufacturer to obtain a refund on escrow payments once those payments equaled the amount that an MSA state would have received from that non-participating manufacturer under the allocation formula in the MSA (which is based on the state population as a percentage of the overall US population). Depending on the number of cigarettes sold in a particular state, the difference between the capped amount and the amount calculated on a per-cigarette basis could be material.

3. Recent Developments:

Unregistered Sale of Equity Securities

On March 3, 2006, the Company entered into a Securities Purchase and Registration Rights Agreement (the “Agreement”) with an existing shareholder (the “Investor”) whereby the Company sold to the Investor, for an aggregate purchase price of $6,000,000, a total of 2,000,000 shares (the “Shares”) of common stock, $0.0001 par value per share, of the Company (“Common Stock”) and warrants, at an exercise price of $3.00 per share, to purchase an additional 2,000,000 shares of Common Stock (the “March 2006 Warrant”), which were to expire on June 30, 2007. The aggregate purchase price of $6,000,000 consisted of $600,000 payable upon signing the Agreement and $5,400,000 payable pursuant to a promissory note (the “Note”) between the Investor and the Company entered into simultaneously with the Agreement. The Note is full recourse and secured by a pledge of the Shares, and carries no interest. While the issuance of the Shares and the March 2006 Warrant was pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, the Company plans to file a registration statement with respect to the resale of the Shares and the Common Stock issuable upon exercise of the March 2006 Warrant.

Modification of Terms of Outstanding Warrants

On March 20, 2006, the Company and the Investor amended the March 2006 Warrant by shortening the termination date of the exercise period to February 28, 2007 for 1,200,000 of the Shares. In exchange for the amendment of the March 2006 Warrant, the Company and Investor, who holds another warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $5.25 per share which was issued February 25, 2005 in conjunction with a common stock purchase, which was set to expire on March 22, 2006 (the “February 2005 Warrant”), amended the February 2005 Warrant by extending the expiration date to June 15, 2006 and reducing the exercise price to $4.00 per share.

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

4. Liquidity and Capital Resources:

During the first quarter of 2006, the Company completed an equity sale for $6.0 million and received $1.8 million of the total sale price in cash, with the remaining $4.2 million being paid in installments payable in full by June 2006. As of March 31, 2006, the Company had working capital of approximately $6.4 million. The Company currently anticipates future cash needs for the remaining three quarters of 2006 and first quarter of 2007 to include approximately $1 million of litigation costs related to the trial portion of the patent infringement lawsuit, approximately $7,200,000 in payment of principal and interest for long-term debt and restructured accounts payable, approximately $2,040,000 for capital and operating leases and funding of current business operations in light of current and future expected operating losses. The Company’s net working capital and results of operations do not reflect the obligation to make MSA escrow deposits for 2006 sales, which the Company must make in April 2007 or in quarterly payments in certain states in 2006. In addition, the Company may be required to make significant cash payments to the Virginia Department of Taxation for a sales and use tax assessment of $988,564 with respect to the Company’s curing barns. The Company is currently challenging this assessment.

With the proceeds of its financings in 2005, the proceeds of the March 2006 $6.0 million stock sale and continued efforts to restructure operations to further reduce costs, the Company anticipates that it will have sufficient funds to support its operations through the second quarter of 2007, notwithstanding a substantial downturn in sales of discount cigarettes in the third and fourth quarters of 2005 which has continued into the first quarter of 2006, and which is attributable, in part, to the 2005 Gulf Coast hurricanes and continued competitive pressures in the four non-MSA states. In the fourth quarter of 2005, the Company undertook a number of steps to address this decline in cigarette sales volume, including limiting the amount of promotional spending, consolidating and revamping the sales force in Texas and, to a lesser extent, in Florida and Minnesota, and downsizing the workforce at its Petersburg, Virginia, cigarette factory. While sales in the first quarter improved compared to the fourth quarter of 2005, absent the successful completion of its ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the expected volume of sales of cigarettes, the Company believes that it will be necessary to pursue additional sources of funds during the third quarter of 2007. However, depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before the third quarter of 2007.

The Company began the trial of its patent infringement litigation in January 2005, and if the Company is successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment Motions, management expects to complete the trial of its patent infringement case within a relatively short period of time after the Court rules on the outstanding defense and motions for summary judgment. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit. Also, the Company expects to continue to pursue opportunities for licensing its smokeless tobacco products and expanding its sales and marketing efforts, particularly if the Company obtains additional funds during 2006 from the exercise of outstanding warrants. While the Company may seek to obtain funds in the future through debt financing, there are significant limitations on the Company’s ability to obtain new debt financing, including its agreements with B&W. Moreover, the ability to complete future financings on terms acceptable to the Company (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of the Company’s stock price and its operational performance. Any equity financing will be dilutive to its existing shareholders.

The Company had a consolidated net loss for the first quarter of 2006 of approximately $3.2 million. For the quarter ended March 31, 2006, sales of discount cigarettes totaled approximately $8.5 million, a decrease of approximately $8.4 million or 49.7%, from approximately $17.0 million during the first quarter of 2005. Volume of sales decreased to approximately 30.9 truckloads in the first quarter of 2006 compared to approximately 59.3 truckloads during the first quarter of 2005. The decrease in truckload sales was attributable primarily to the continued pressure on the discount cigarette market in the four non MSA states and the Company’s successful efforts to limit sales of its products in the MSA states where it is responsible for significant MSA escrow deposits whether such sales are made directly by Star or indirectly by distributors in the non-MSA states.

It is anticipated that sales in 2006 will continue to be negatively impacted by the events in the Gulf Coast states in late 2005 and even more so by continued pressure on the deep discount cigarette market in the four non-MSA states. The Company undertook a number of steps to address the anticipated decline in cigarette volume at the end of 2005, including limiting the amount of promotional spending and, consolidating and revamping its sales force in Texas and the downsizing of the workforce at its Petersburg cigarette factory. In the first quarter, the Company also undertook to restructure its sales operations in Florida so as to further reduce its sales force and to have certain sales activities assumed by one of the wholesalers to which it sells product.

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

In 2004, the Company was notified that its 2001 tax return had been selected for examination by the Internal Revenue Service (“IRS”). In the course of its conduct of this examination, the IRS has expanded the scope of the examination to include all of the returns that have been filed for the years ended December 31, 2002 through 2004. In 2005, the Company’s request for a private letter ruling, which related to the years under IRS examination, was resolved generally in its favor. The statute of limitations for taxable years 2001 and 2002 have been extended by mutual agreement through September 15, 2007. The Company has provided all information requested by the IRS in connection with its examination. The IRS may request additional information as the examination is ongoing. There have been no substantive discussions relating to possible adjustments to date. Accordingly, since the Company’s returns for such years are currently under examination, it is reasonably possible that adjustments may be proposed that result in liability to the Company. The Company believes that the returns filed for such years are substantially correct. However, in the absence of any indication of whether adjustments will be asserted, a range, if any, of potential liability cannot be estimated.

In a letter dated October 7, 2004, the Company received notice from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to it and that the sales and use tax assessment plus penalties and interest together, as of October 7, 2004, totaled approximately $988,000. The Company continues to challenge this assessment and has filed a request for reconsideration with the Commissioner of Taxation, and is prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While the Company is optimistic that its request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed, the Company will be required to pay the tax, penalties and interest due.

The Company’s inability to improve operations or to raise funds prior to or during the third quarter of 2007 could have a material adverse effect on its ability to meet its working capital needs and continue operations.

5. Inventories:

Inventories consist of the following as of March 31, 2006:

Cigarettes – Finished Goods	$649,600
Cigarettes – Raw Materials	1,023,729
Smokeless Products – Finished Goods	285,483

Total Inventory	$1,958,812

6. Long-term debt:

Long-term debt consists of the following as of March 31, 2006:

Notes payable due Brown & Williamson Tobacco Corporation (“B&W”), collateralized by certain assets, payable in 96 monthly installments of approximately $208,000 plus interest, beginning January 1, 2006. The notes are also payable via royalties earned under agreements with B&W.	$19,345,547
Note payable due B & W, converted from accounts payable, bearing interest at prime plus 1%, payable in monthly installments of $250,000 plus interest, commencing January 1, 2005 and continuing through August 2007.	4,211,743

23,557,290

Less current maturities	5,497,392

$18,059,898

The annual maturities of long-term debt, without regard to potential royalty reductions, are as follows:

Twelve months ending March 31,
2007	$5,497,392
2008	3,709,135
2009	2,497,392
2010	2,497,392
2011	2,497,392
Thereafter	6,858,587

Total notes payable and long term debt	$23,557,290

7. Stockholders’ equity:

Common Stock Subscription Receivable

In March 2006, the Company issued 2,000,000 shares of Company common stock in exchange for $600,0000 cash and a common stock note receivable of $5.4 million. The note is full recourse and is also collateralized by the common stock. In March, an additional $1,200,000 was paid against the note. The note is non-interest bearing and is payable in full by June 2006.

Stock option plans

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

Common stock options and warrants issued, redeemed and outstanding during the quarter ended March 31, 2006 and the years ended December 31, 2005 and 2004 are as follows:

	Number	Weighted Average Exercise Price Per Share
Options
Options outstanding at January 1, 2004	5,111,500	$2.16
Options forfeited during 2004	(480,000)	(3.66)
Options issued during 2004*	685,000	4.65

Options outstanding at December 31, 2004	5,316,500	2.60
Options forfeited during 2005	(50,000)	(5.60)
Options exercised during 2005	(547,000)	(2.09)
Options issued during 2005	350,000	3.48

Options outstanding at December 31, 2005	5,069,500	2.74
Options issued during the three months ended March 31, 2006	—	—

Options outstanding at March 31, 2006	5,069,500	$2.74

*	535,526 options were issued outside of the Plans.

	Number	Weighted Average Exercise Price Per Share
Warrants
Warrants outstanding at January 1, 2004	410,526	$2.01
Warrants issued during 2004	602,681	4.08

Warrants outstanding at December 31, 2004	1,013,207	3.24
Warrants issued during 2005	5,500,000	4.73
Warrants exercised during 2005	(1,900,000)	5.00

Warrants outstanding at December 31, 2005	4,613,207	4.30
Warrants issued during the three months ended March 31, 2006	2,000,000	3.00
Warrants expiring during the three months ended March 31, 2006	(700,000)	5.25

Warrants outstanding at March 31, 2006	5,913,207	$3.54

The following table summarizes information for options and warrants outstanding and exercisable at March 31, 2006.

	Options Outstanding			Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Weighted Avg.
				Number	Exercise Price
$ 1.00-2.00	2,613,000	3.85 yrs.	$1.68	2,613,000	$1.68
2.01-3.00	891,500	4.94 yrs.	2.81	791,500	2.81
3.01-4.00	900,000	3.87 yrs.	3.28	850,000	3.48
4.01–5.00	550,000	7.56 yrs.	4.76	550,000	4.76
5.01-6.25	115,000	8.11 yrs.	5.16	115,000	5.16

$ 1.00-6.25	5,069,500	4.82 yrs.	$2.74	4,919,500	$2.67

	Warrants Outstanding			Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Weighted Avg.
				Number	Exercise Price
$2.00-3.00	410,526	5.36 yrs.	$2.19	410,526	$2.19
3.01-4.00	5,402,681	0.80 yrs.	3.63	5,402,681	3.63
4.01-5.00	100,000	2.98 yrs.	4.49	100,000	4.49

$2.00-5.00	5,913,207	1.16 yrs.	$3.54	5,913,207	$3.54

8. Commitments and Contingencies:

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

In April 2003, the parties filed dispositive Motions for Summary Judgment. Star filed a Motion for Summary Judgment on Claim Construction and Definiteness, and RJR filed six Motions for Summary Judgment asserting various defenses. Pursuant to an Order dated September 15, 2003, the Court appointed a Special Master to prepare Reports and Recommendations (“R&Rs”) for the Court on Star’s Motion for Summary Judgment and five of RJR’s six Motions for Summary Judgment. The Special Master issued R&Rs on all six of the Summary Judgment Motions and on March 31, 2004, the Court issued final rulings on five of the six Summary Judgment Motions that had been reviewed by the Special Master. In its March 31, 2004 rulings, the Court adopted without modification the Special Master’s R&R’s, which collectively recommended that the Court deny RJR’s Summary Judgment Motions, and that Star’s Motion for Summary Judgment on claim construction and definiteness be granted in part and denied in part. The Court also issued an order denying RJR’s Motion for Summary Judgment seeking to limit Star’s damages claim, which had not been reviewed by the Special Master. On June 24, 2004, the Court issued a final order adopting without modification the Special Master’s last R&R which recommended that the Court deny the final RJR Summary Judgment Motion.

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

SEE ADDITIONAL DISCUSSION UNDER “FACTORS THAT MAY AFFECT FUTURE RESULTS” IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K/A, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 16, 2006, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR ADVISE UPON ANY SUCH FORWARD- LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

Prospects for Our Operations

We experienced a reduction in revenue and gross margins in the first quarter of 2006, as well as a net loss of approximately $3.2 million. Our future prospects are dependent, in the near term, on a significant improvement in the expected performance of our discount cigarette business; and, in the longer term, on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and, in particular, on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through such royalty payments will also be dependent upon the successful completion of our ongoing patent infringement lawsuit against RJR.

The recurring losses generated by our operations continue to impose significant demands on our liquidity. In March 2006 we completed an equity sale for $6.0 million. We received $1.8 million of that amount in the first quarter and the remaining $4.2 million will be paid in full by June 2006. Also, we have outstanding warrants that we have issued pursuant to Securities Purchase Agreements in 2005 and 2006 for 2.9 million shares of common stock with an exercise price of $4.00 per share which expire in June 2006, and warrants for 2.0 million shares of stock with an exercise price of $3.00 per share which expire in February and June 2007.

With the proceeds of the Company’s financings in 2005, the proceeds of the March 2006 $6.0 million stock sale, and continued efforts to restructure operations to further reduce costs, we anticipate that we will have sufficient funds to support our operations through the second quarter of 2007, notwithstanding a significant downturn in sales of discount cigarettes in the third and fourth quarters of 2005 which has continued into the first quarter of 2006, and which is attributable, in part, to the 2005 Gulf Coast hurricanes and continued intensified competition, especially from wholesalers selling deep discount foreign manufactured cigarettes in the non-MSA states. In the fourth quarter of 2005, the Company undertook a number of steps to address the decline in cigarette volume, including limiting the amount of promotional spending, consolidating and revamping its sales force in Texas and downsizing the workforce at its Petersburg, Virginia, cigarette factory. In the first quarter, the Company also undertook to restructure its sales operations in Florida so as to further reduce its sales force and to have certain sales activities assumed by one of the wholesalers to whom it sells product. While sales in the first quarter improved compared to the fourth quarter of 2005, absent the successful completion of our ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of our expected volume of cigarette sales, we believe that it will be necessary to pursue additional sources of funds during the third quarter of 2007. However, depending upon market conditions and the price of our common stock, we may determine to seek additional funds before the third quarter of 2007.

Discount Cigarettes. Since 2000, our discount cigarette business has experienced a significant decline in sales, partly caused by intensified pricing competition from wholesalers selling deeply discounted foreign manufactured cigarettes. In addition, a portion of our gross profits on cigarette sales must be paid into escrow to meet our obligations under the MSA. Our cigarettes are sold through approximately 67 tobacco distributors throughout the United States, although we successfully have sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas, where we do not incur escrow obligations under the MSA.

Cigarette sales and associated gross profits have continued to trend downward over the last several years, particularly when consideration is given to the Company’s MSA escrow requirements. For the first quarter of 2006, we experienced a net operating loss and a significant decrease in truckload sales, which reflected continued intensified price competition in the four non-MSA states and the impact of the 2005 Gulf State hurricanes. Also, increasing regulatory requirements in both MSA and non-MSA states, have continued to adversely impact on the sales of discount cigarettes. There continues to be significant competition in the non-MSA states, especially wholesalers selling deeply discounted foreign manufactured cigarettes, and pressures on the cigarette industry in general. Based on the sale of discount cigarettes in the third and fourth quarters of 2005, and the first quarter of 2006, it is anticipated that future sales will continue to be negatively impacted by the recent events in the Gulf Coast states and by continued intense competition in the discount cigarette market in the four non-MSA states, although sales in the first quarter did improve compared to the last quarter of 2005. In the fourth quarter of 2005, the Company undertook a number of steps to address the decline in cigarette volume, including limiting the amount of promotional spending, consolidating and revamping the sales force in Texas and downsizing the workforce at our Petersburg, Virginia, cigarette factory. In the first quarter, the Company also undertook to restructure its sales operations in Florida so as to further reduce its sales force and to have certain sales activities assumed by one of the wholesalers to whom it sells product.

While the Federal buyout legislation for tobacco quota, which went into effect in 2005, resulted in an increase of approximately $0.50 per carton in cigarette prices beginning January 1, 2005, Star along with the rest of the industry has raised prices to cover those costs. The elimination of price supports and limits on tobacco cultivation resulted in a lower level of domestic tobacco production in 2005 and lower prices for domestically grown tobacco leaf. The changes in tobacco production resulting from the tobacco buyout legislation could result in a reduction of the cost of tobacco used in the Company’s cigarettes, although the long term impact of such changes is still being determined. While costs of the tobacco buyout program are also assessed on smokeless tobacco products, those costs will be minimal for the foreseeable future given the Company’s de minimis sales of smokeless products to date.

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

Smokeless Tobacco. Sales of our smokeless products continue to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at break-even levels. STONEWALL Hard Snuff® now represents a majority of our hard tobacco sales. We continue to seek to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts, which if successful, would likely contribute to consumer acceptance of our smokeless tobacco products. We do not expect to increase our financial efforts to broadly market smokeless products, or to significantly advance our research and development efforts, in the near term.

Licensing. We have an exclusive, worldwide license from Regent Court Technologies, LLC under twelve patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of low-TSNA tobacco products. The StarCured® tobacco curing process involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. We continue to pursue means of collecting royalties with respect to this curing technology, including through arrangements described below and our patent infringement lawsuit against RJR.

Pursuant to a Hard Tobacco Agreement entered into with B&W in April 2001, B&W engaged in a test market of a hard tobacco product using our very low-TSNA smokeless tobacco and we received de minimis royalties from the sale of smokeless products by B&W. We were notified in December 2004 that the test market was not successful and that, as a result, the Hard Tobacco Agreement was being terminated. We would expect that any additional royalties arising from our agreements with B&W would be dependent on the successful completion of our patent litigation against the recently combined RJR and B&W operating entity.

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

Impact of the MSA. We continue to experience negative cash flows from operations, particularly when the escrow obligations arising under the MSA are taken into account. As of May 1, 2006, we currently have approximately $38.2 million in escrow, which includes deposits of approximately $1.2 million for our 2005 escrow obligations, of which approximately $950,000 was deposited into escrow in April 2006. Additionally, in April 2006, we deposited approximately $0.01 million as quarterly payments for 2006 sales. We expect that our total escrow obligation for 2006 will be less than our 2005 obligation given our successful efforts to limit sales in MSA states and our trend of decreasing MSA obligations over the past three years. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted and litigated against us.

Recent Legislation Impacting Sales of Discount Cigarettes. Over the last several years there have been significant increases in the regulatory burdens faced by our cigarette business. Minnesota, one of the four non-MSA states in which we increasingly have focused our sales of discount cigarettes, passed a statute which took effect on July 1, 2003, requiring distributors in the state to pay an additional $0.35 per-pack fee on cigarettes purchased from manufacturers like us that have not entered into a separate settlement with the State. Because the statute impacts on all such non-participating manufacturers, its effect has tended to be uniform among these manufacturers. The statute has provided an advantage to Vector Group, whose subsidiary Liggett Group manufactures and sells several discount brands that compete with brands of non-participating manufacturers, including those sold by us. Vector had previously settled with the State of Minnesota, and after passage of the statute reached a separate agreement on payments that it would have to make each year under its prior settlement. Further, in August 2005, the state of Minnesota increased the tax rate by $1.005 per pack, consisting of a $0.255 sales tax increase and a $0.75 health impact fee. However, in early 2006, the Circuit Court in Ramsey County, Minnesota held that the tax increase violated both the terms of the settlement with the major cigarette manufacturers and the Minnesota Constitution. This decision is currently being appealed by the State of Minnesota. If the Circuit Court’s decision is overturned, and accordingly the tax increase is determined to be constitutional, this will put further price pressure on discount cigarettes since the new tax was imposed on a per pack basis and replaced a prior tax that was calculated as a percentage of the wholesale price.

Bills were introduced during the 2005 legislative sessions in each of the other three non-MSA states that would have imposed an additional user fee on non-participating manufacturers at a rate of $0.40 to $0.50 per pack on cigarettes sold by companies that have not entered into separate settlement agreements with those states. However, none of these bills were enacted into law. Similar legislation has been introduced in Florida and Mississippi in 2006. None of these bills have been enacted as of this date and the Mississippi legislature has adjourned for the year. The regular biannual session of the Texas legislature convened in January 2005 and legislation calling for a $0.40 per-pack fee on cigarettes sold by manufacturers that have not previously settled with the state was introduced during this session, but no tax increases were passed during the regular session. A special session of the Texas legislature was convened in June 2005 to address school finance legislation that had not passed during the regular session. This special session concluded with no bills being passed out of the legislature as did a subsequent thirty-day session. A working group of the legislature had been convened to address the school funding issue and the legislature has been directed by the Texas Supreme Court to issue a plan for school funding by June 1, 2006. A new special session of the legislature was convened on April 17, 2006 to address the issue. Passage of statutes in the non-MSA states that impose fees on manufacturers that have not previously settled with these states would be expected to impact on all such manufactures equally, but would make discount cigarettes more expensive and lessen the competitive price advantage they currently enjoy compared to generic and premium brand cigarettes. Statutes that impose a fee on non-participating manufacturers or provide a credit for manufacturers who have previously settled with the state would impact non-participating manufacturers equally, but would increase their costs overall compared to other manufacturers.

In addition, there are numerous recently enacted statutes and legislative initiatives in MSA states that could further impact our ability to compete in these states. We have determined to cease sales in certain states in response to some of these developments.

Michigan, an MSA state, passed a fee statute in January 2004 that requires the payment of a $0.35 per-pack fee on cigarettes sold by non-participating manufacturers, that must be paid in advance, and is based on an estimate of projected sales by the State’s Department of Revenue. This fee is in addition to the MSA requirement that non-participating manufacturers deposit funds into escrow for each cigarette sold in an MSA state. Given the cost burden of making both the escrow payments and fee payments, we advised Michigan’s Department of Revenue that we would not sell our cigarette brands in Michigan in the future. Utah and Alaska, MSA states where we had virtually no sales in 2005, also have passed additional per-pack fees imposed on cigarette sales by non-participating manufacturers. Legislation imposing a fee on cigarettes sold by non-participating manufacturers was introduced in a number of MSA states in 2005 and 2006, but none of these bills have been enacted into law. The impact of these new fee statutes in the MSA states would be expected to have a negative impact on all non-participating manufacturers’ sales in these states, including Star. However, as previously noted, we have sought to focus our cigarette sales in recent years in the four non-MSA states. During the year ended December 31, 2004, approximately 90% of our cigarette sales were in non-MSA states and the percentage of sales in non-MSA states during 2005 was approximately 96%.

On June 28, 2004, regulations went into effect in the State of New York requiring that cigarettes sold in that state meet certain fire safety standards. We decided it would not be economically feasible to develop a separate type of cigarette for sale in New York and have not attempted to become certified under the new regulations. As a result, we are not now selling cigarettes in New York and do not anticipate having sales of cigarettes in New York in the future. Bills relating to fire safety standards have been introduced in several other states and in Congress and California and Vermont have passed fire safety laws which become effective on January 1, 2007 and May 1, 2006, respectively. We have advised Vermont that we will not seek to sell cigarettes in that state after May 1, 2006. Because of our continued efforts to limit sales in the MSA states, and the expectation that such reduction will continue in the future, we do not expect that these or similar statutes if passed in the MSA states will have a material impact on our sales when such statutes go into effect. We will continue to monitor other fire safety legislative initiatives as they move forward and, as appropriate, reassess our decision not to develop a cigarette that complies with such regulations.

On February 10, 2005, the Department of Agriculture, which is responsible for structuring the payment program to tobacco growers under the tobacco quota buyout program, issued regulations relating to the assessment of the buyout cost pursuant to the Fair and Equitable Tobacco Reform Act of 2004. Under the regulations, the assessment are made quarterly beginning January 1, 2005 based on the prior quarters taxable amount of cigarettes removed from bond. In 2005, we made quarterly payments of $1,140,000, $1,148,616, $961,150 and $726,790. These included payment of a portion of a separate assessment of $1,128,093, of which $564,046 is outstanding as of March 31, 2006, for certain loan loss costs and administrative costs that was made in the third quarter of 2005 and is being paid over six quarters. In the first quarter of 2006, we made a payment of $295,267. With the exception of the assessment for loan loss costs, the quarterly payments have been approximately $0.50 per carton. Given our decreased level of sales in 2005, our payments during the year decreased, notwithstanding the separate assessment noted above. Further, the payment in the first quarter of 2006 reflected both decreased sales and credits we received for product damaged during the 2005 hurricane season. All of the major tobacco companies, as well as Star, have increased prices to cover the cost of the buyout and it appears that the additional cost (approximately $0.50 per carton) will be reflected in higher overall prices for tobacco products. In 2005, tobacco production in the United States decreased significantly. Notwithstanding the decrease in production, it is expected that the elimination of price supports and limits on tobacco cultivation will result in lower prices for domestically grown tobacco leaf which could, in turn, result in a further reduction of the cost of tobacco used in the Company’s cigarettes which may be of some help in competing with deeply discounted foreign manufactured cigarettes. During the ten-year life of the buyout program, the USDA could assess up to approximately $250 million in additional loan loss costs or administrative fees. At this point it is unknown when, or if, any such assessments will be made in the future.

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

Merger of B&W and RJR. In 2004, B&W and certain of its affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the former parent of B&W. We have a variety of agreements with B&W. Given our pending patent infringement lawsuits against RJR, it is difficult to evaluate the precise impact which the transaction between B&W and RJR will have on us and our operations. However, the fact that B&W and RJR have combined their operations could have a negative impact on the range of existing agreements which we have entered into with B&W, including future royalties under our agreement relating to the Advance® low-TSNA cigarette and on B&W’s purchase of StarCured® tobacco and other low-TSNA tobacco. For instance, B&W’s decision that the hard tobacco test conducted under the Hard Tobacco Agreement was unsuccessful appeared to us to be inconsistent with conversations between individuals at Star and RJR to the effect that the hard tobacco test market had been very successful, and that enthusiasm had been expressed about getting this product on the market quickly.

In recent years, B&W has granted us a number of concessions under our agreements, including deferred interest and principal payments, consenting to our incurrence of additional indebtedness and agreeing to modify the now-terminated Hard Tobacco Agreement to allow us to pursue similar licensing arrangements with third parties. The failure to grant similar concessions in the future could have a number of adverse consequences, including restricting the pursuit of business opportunities with B&W or third parties, limiting the Company’s ability to raise funds through debt financing and requiring payment of our obligations to B&W.

In addition, RJR took the position in our patent litigation that the new operating entity established as a result of the combination transaction assumed all of the rights and obligations under the agreements previously entered into between us and B&W, and moved to dismiss the case on that basis. After full briefing, the Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign the Star/B&W agreements to the new subsidiary, that we had not consented to the assignment and that the de facto merger doctrine did not apply to vitiate the need for our consent. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations had no impact on the claims asserted by us in the patent litigation.

Results of Operations

The Company’s unaudited condensed consolidated results for the periods ended March 31, 2006 and 2005 are summarized in the following table:

	Three Months Ended March 31,
	2006	2005
Net sales	$8,533,199	$16,962,448
Cost of goods sold	2,525,827	4,015,668
Federal excise tax	4,343,897	7,995,254
Department of Agriculture Payment	295,267	1,140,000

Gross profit	1,368,208	3,811,526

Total operating expenses	4,518,603	7,371,454

Operating loss	(3,150,395)	(3,559,928)

Net loss	$(3,231,243)	$(8,481,213)

Basic Loss per common share	$(0.04)	$(0.12)

Weighted average shares outstanding	75,773,637	70,286,224

First Quarter 2006 Compared with First Quarter 2005

Net Sales. During the first quarter of 2006, the Company’s cigarette sales decreased by 49.7% to $8.5 million compared to approximately $17.0 million during the first quarter of 2005. The decreased number of cigarettes sold reflects the Company’s efforts to continue to operate in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota and to aggressively limit sales in MSA states. The average sales price per carton was approximately $7.92 per carton during the first quarter of 2006 compared to approximately $8.25 per carton during the first quarter of 2005. The sales price is an improvement from the $6.45 per carton price achieved during the third quarter of 2005, as well as the $7.76 per carton price for the fourth quarter of 2005.

Cigarette shipments in the first quarter of 2006 totaled approximately 30.9 truckloads. This compares to approximately 59.3 truckloads in the first quarter of 2005. This drop is attributable in part to the continuing impact of the 2005 Gulf Coast hurricanes, and more significantly, continued competitive pressures in the deep discount cigarette market in the four non-MSA states. Gross margin was approximately $1.4 million during the first quarter of 2006, versus approximately $3.8 million in the first quarter of 2005. This was primarily due to the lower volume of sales at the reduced average carton price of approximately $7.92 during the first quarter of 2006.

The Company’s shipments of cigarettes decreased compared to the first quarter of 2005 and cigarette sales have continued to generally trend downward over the last several years. Increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have continued to impact on the sales of discount cigarettes.

During the first quarter of 2006, Star continued to market two very low-TSNA smokeless tobacco products – ARIVA® and STONEWALL Hard Snuff®. The sales of smokeless products increased 35.2% in the first quarter of 2006 to approximately $67,000 from $50,000 during the first quarter of 2005, as the Company undertook to expand the distribution of its smokeless tobacco products, particularly STONEWALL Hard Snuff® to new distributors and chain store accounts. However, the sales of smokeless tobacco products continues to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at breakeven levels. As of the middle of 2004, STONEWALL Hard Snuff® had been introduced into approximately 7,000 locations and that number has remained fairly constant since that time. STONEWALL Hard Snuff® now represents a majority of Star’s hard tobacco sales.

The Company’s net sales of ARIVA® continued to be de minimis in the first quarter, but Ariva® sales also increased compared to the results in the first quarter of 2005. Acceptance of ARIVA® as an alternative to cigarettes has continued to be adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which has appeared in various newspapers and FDA filings; (4) ARIVA® requires smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop name brand recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users. While STONEWALL Hard Snuff®, as a smokeless tobacco product, is more familiar to adult consumers of smokeless tobacco in terms of use and taste, sales of both STONEWALL Hard Snuff® and ARIVA® have been impacted by the Company’s working capital constraints over the last several years which have resulted in limited expenditures for marketing and product placement.

Beginning in 2002, ARIVA® was broadly distributed in retail outlets throughout the United States. Based on the continued, de minimis sales of ARIVA® and the passage of time from the initial placement of the product, management believes the number of locations actively selling ARIVA® as of the end of the first quarter of 2006 continues to be less than 5,000 stores.

During the first quarter of 2006 there were no royalties paid to the Company for sales of low-TSNA smokeless tobacco, other low-TSNA products or low-TSNA tobacco.

Gross Profits. Gross profit decreased approximately $2.3 million or 59.6% in the first quarter of 2006 to approximately $1.4 million from approximately $3.8 million in the first quarter of 2005. The decrease was primarily due to lower volume and an increase in the cost of goods sold. The Federal excise taxes have remained constant at $3.90 per carton for both periods.

For discount cigarette sales during the first quarter of 2006, the Company’s cost-of-goods sold increased by approximately 72.9%, to approximately $3.06 per carton, compared with an average cost of approximately $1.77 per carton during the first quarter of 2005. Due to management’s decision to reduce inventory to more appropriate levels, we reduced production significantly during the first quarter of 2006 and incurred an expense of approximately $105,000 due to costing under SFAS 151. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expenses and requires that allocation of fixed production overhead be based on the normal capacity of the production facilities. Additionally, we experienced slightly higher filter costs during the first quarter.

Depreciation for hard tobacco equipment was approximately $0.14 million in the first quarter of 2006 compared with approximately $0.15 million in the first quarter of 2005.

Total Operating Expenses. Total operating expenses decreased by approximately $2.9 million to approximately $4.5 million for the first quarter of 2006 from approximately $7.4 million for the first quarter of 2005. Marketing and distribution costs decreased by approximately $1.5 million, and general and administrative costs decreased by approximately $1.3 million. Research and development costs have remained approximately the same in both periods.

Marketing and Distribution Expenses. Marketing and distribution expenses totaled approximately $1.5 million for the first quarter of 2006, a decrease of approximately $1.5 million or 50.0% compared with approximately $3.0 million for the first quarter of 2005. This was primarily due to the restructuring of the sales force which was accomplished at the end of last year. It also reflects decreases in marketing and transportation costs as a result of the volume reductions, offset partly by higher shipping rates due to increases in fuel costs.

General and Administrative Expenses. General and administrative expenses totaled approximately $3.0 million for the first quarter of 2006, a decrease of approximately $1.3 million compared with approximately $4.4 million for the first quarter of 2005. During the first quarter of 2005, there were increased legal expenses associated with the trial of the first portion of our patent infringement case against RJR, which took place during the period January 31 to February 8, 2005. Legal costs during the first quarter of 2005 associated with pretrial discovery and depositions in January as well as the trial before the Court in January and February 2005 totaled approximately $1.2 million compared with legal costs related to the case against RJR during the first quarter 2006 of approximately $0.1 million. The reduction in legal cost in 2006 reflects the fact that the parties are waiting on rulings on the inequitable conduct defense that was tried to the Court in early 2005 and on two summary judgment motions. The Company anticipates general and administrative costs of approximately $1 million in connection with the completion of the trial portion of its patent infringement litigation once a trial date is set.

Research and Development Expenses. There were de minimis costs of approximately $11,000 during the first quarter of 2006 and $27,000 during the first quarter of 2005. Consistent with its efforts to cut costs, the Company deferred certain research projects since late 2003. The Company expects to maintain its spending on research through at least the second quarter of 2006 at a de minimus level, while it continues to concentrate on the preparation for the remaining portion of the trial of its patent infringement litigation. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred as a result of its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. The Company hopes to renew its research and development efforts later in 2006, although this will depend, in part, on the status of its patent infringement lawsuit against RJR..

Interest Expense. The Company had interest income of $423,263 in the first quarter of 2006 and interest expense of $504,111, for a net interest expense of $80,848. This compares to interest income of $234,344 and interest expense of $238,890 for a net interest expense of $4,546 in the first quarter of 2005. The higher interest income during the first quarter of 2006 is due to higher interest rates on the Company’s cash balances as well as increased interest income from the Company’s MSA escrow fund. The Company receives for its own account the current interest on the amounts in escrow and while the interest earned on the MSA escrow fund has increased as interest rates have increased, the escrow account interest is generally lower than what could be achieved on a comparable fund, due to the conservative investment restrictions under the escrow agreements. On January 1, 2006, the Company began paying interest and principal on its long term notes from B&W, which as of January 1, 2006, had a principal balance of approximately $20 million. The combination of the payment on the long term B&W notes and the continued payment of the B&W account payable balance resulted in the net increase for interest expense for the first quarter of 2006.

Loss on Conversion of Long-term Debt to Equity. In January 2005, Manchester Securities converted its $9.0 million convertible debenture into 3,179,810 shares of the Company’s common stock. As a result of the conversion of debt into equity, the Company recorded a non-cash charge during the first quarter of 2005 of $4,833,466. There was no comparable adjustment in 2006.

Income Tax Benefit. The Company had no income tax benefit for either the first quarter of 2006 or the first quarter of 2005 due to a valuation allowance.

Net Loss. The Company had a net loss of approximately $3.2 million for first quarter 2006 compared with a net loss of approximately $8.5 million reported in the first quarter of 2005. The net loss in 2006 primarily reflects the impact of a reduction in volume and lower prices. The results in 2005 reflected a net operating loss of approximately $3.6 million, as well as the approximately $4.8 million loss on the conversion of the Manchester Securities debt to equity.

In the first quarter 2006, the Company had a basic and diluted loss per share of $(0.04) compared to a basic and diluted loss per share of $(0.12) in the same period in 2005.

Liquidity and Capital Resources

Overview

During the first quarter of 2006, we completed an equity financing for $6.0 million through the sale of common shares for which we have received $1.8 million in cash and will receive $4.2 million through June 2006 pursuant to the stock subscription note. As of March 31, 2006, we had working capital of approximately $6.4 million. Future cash needs over the near term include:

•	litigation costs in connection with the trial portion of our patent infringement case against RJR, the first part of which was tried from January 31 to February 8, 2005. We expect the expense for the remaining portion of the trial to be approximately $1 million. This would be in addition to any appeal cost, if an appeal were required.

•	monthly payments of approximately $300,000 to B&W for combined principal and interest on restructured accounts payable, which was approximately $4.2 million as of March 31, 2006.

•	monthly principal and interest payments of approximately $300,000 per month in connection with the repayment of the Company’s long-term B&W debt which began in January 2006 and continues through December 2013.

•	monthly payments of approximately $170,000 for operating and capital leases;

•	quarterly payments of approximately $0.50 per carton under the tobacco quota buyout program which, as noted above, are being offset by increased prices and payments of approximately $190,000 each quarter through the end of 2006 for a separate assessment of approximately $1.1 million that was accrued and expensed in the third quarter of 2005 but is being paid over six quarters; and

•	funding of other aspects of our current operations in light of continued operating losses.

In addition, certain contingencies exist that could require the Company to make significant cash payments, including challenging the Virginia Department of Taxation’s sale and use tax assessment of $988,564 with respect to our curing barns. An administrative proceeding relating to this challenge is expected to be concluded in 2006.

With the proceeds of our financings in 2005, the proceeds of the March 2006 $6.0 million stock sale and continued efforts to restructure operations to further reduce costs, we anticipate that we will have sufficient funds to support our operations through the second quarter of 2007, notwithstanding a substantial downturn in sales of discount cigarettes in the third and fourth quarters of 2005 which has continued into the first quarter of 2006, and which is attributable, in part, to the 2005 Gulf Coast hurricanes and continued competitive pressures in the four non-MSA states. It is anticipated that sales in 2006 will continue to be negatively impacted by the recent events in the Gulf Coast states and by continued pressure on the deep discount cigarette market in the four non-MSA states. In the fourth quarter of 2005, the Company undertook a number of steps to address this decline in cigarette sales volume, including limiting the amount of promotional spending, consolidating and revamping the sales force in Texas and, to a lesser extent, in Florida and Minnesota, and downsizing the workforce at our Petersburg, Virginia, cigarette factory. While sales in the first quarter of 2006 improved compared to the fourth quarter of 2005, absent the successful completion of our ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the expected volume of sales of cigarettes, we believe that it will be necessary to pursue additional sources of funds during the third quarter of 2007. However, depending upon market conditions and the price of our common stock, we may decide to seek additional funds before the third quarter of 2007.

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

Summary of Balances and Recent Sources and Uses

As of March 31, 2006, we had positive working capital of approximately $6.4 million, approximately $10.0 million in cash and cash equivalents and approximately $3.5 million of accounts receivable, compared to working capital of approximately $19.5 million, approximately $22.4 million in cash and cash equivalents, and approximately $6.7 million in accounts receivable, as of March 31, 2005.

Net Cash Used In Operating Activities. In the first three months of 2006 approximately $2.0 million of cash was used in operating activities compared to approximately $2.1 million of cash used in operating activities during the first three months of 2005.

Net Cash Used In Investing Activities. During both the first quarters of 2006 and 2005, there was minimal cash used by investing activities.

Net Cash From Financing Activities. In the first quarter of 2006, approximately $0.4 million was generated by financing activities versus approximately $17.0 million in the first quarter of 2005. The funds generated during 2006 were from the $1.8 million in net proceeds from the sale of our common stock in March 2006 net of $1.4 million of payments on long-term debt and capital lease obligations. An additional $4.2 million of net proceeds from the March 2006 sale of common stock will be paid during the second quarter of 2006. This is reflected as “common stock subscription receivable” in stockholders’ equity in the accompanying condensed consolidated March 31, 2006 balance sheet.

Net Cash Used in MSA Escrow Payments. As of March 31, 2006, we had approximately $37.3 million in escrow. In April 2006, we deposited approximately $950,000 for our 2005 escrow obligation and as of May 1, 2006, have a total of approximately $38.2 million in escrow. In April of 2006, we deposited approximately $0.01 million into escrow as quarterly payments for sales in 2006.

Cash Demands on Operations

We continue to experience operating losses. For the first quarter of 2006, sales of our discount cigarettes totaled approximately $8.5 million, a decline of approximately $8.4 million or 49.7%, from approximately $17.0 million during the first quarter 2005. Sales of our smokeless products continue to be de minimis, although sales increased by 35.2% over comparable sales of smokeless tobacco in the first quarter of 2005. Our net working capital and results of operations do not reflect our obligation to make MSA escrow deposits for 2006 sales, which we must make in April 2007 or in quarterly payments in certain states in 2006.

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

Our inability to improve operations or to raise funds prior to or during the third quarter of 2007 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

Contingent Liabilities and Cash Demands

B&W Agreements. Under the Restated Master Agreement, as amended by letter agreements dated December 4, 2002 and August 14, 2003, between B&W and the Company, we owe B&W approximately $20 million of long-term debt. As of January 1, 2006, interest began to accrue on this debt, payable monthly at prime plus 1%, and principal became due in 96 monthly installments of approximately $208,000. The debt is secured by tobacco leaf inventory and certain tobacco curing barns. Once the outstanding loan balance is reduced to $10 million, the collateral will be released by B&W. The balance of principal outstanding as of March 31, 2006 was approximately $19.3 million.

In addition, we have an obligation of approximately $4.2 million payable to B&W as a result of restructured accounts payable. That debt is being repaid through monthly principal payments of $250,000, plus interest at prime plus 1% on the outstanding balance. Principal and interest payments on those obligations total approximately $600,000 a month.

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

Master Settlement Agreement. The MSA escrow deposit for 2006 sales is due on or before April 15, 2007, except for any quarterly payments required in a number of the MSA states. In 2005, our sales of cigarette decreased approximately 30% from 1.8 billion units to 1.3 billion units and we sought to continue our focus on sales in the four non-MSA states, in which we are not obligated to make escrow payments. Notwithstanding these facts, we continued to make some sales to customers in MSA states and have had escrow obligations for indirect sales made by our direct customers. As of May 1, 2006, we have deposited into escrow a net amount of approximately $38.2 million for sales of cigarettes in MSA states during the period 1999-2005. We deposited a total amount for 2005 sales of approximately $1.2 million, including approximately $950,000 which was deposited into escrow in April 2006. Additionally, in April 2006, we deposited approximately $0.01 million as quarterly payments for 2006 sales. This compares to a net amount of approximately $3.9 million that we deposited for 2004 sales. To minimize the impact of the MSA obligations on our liquidity, we have successfully focused our cigarette sales primarily in the four non-MSA states and have enhanced our efforts to prevent our cigarettes intended for the non-MSA states from being diverted into MSA states. As a result our MSA escrow payments have decreased 81% since 2003 and we expect a further reduction in our MSA escrow costs this year. Thus, in the near term we will continue to make some MSA escrow deposits, but expect that these amounts will continue to decrease based on information which we have on direct sales in MSA states and the level of indirect sales by our customers to MSA states.

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

In the past we have maintained product liability insurance only with respect to claims that tobacco products manufactured by or for us contain any foreign object, i.e. any object that is not intended to be included in the manufactured product. We currently do not maintain such insurance and as a result are self-insured for this risk. The product liability insurance that we previously maintained did not cover health-related claims such as those that have been asserted against the major manufacturers of tobacco products. We do not believe that such insurance currently can be obtained. We have never been named as a defendant in any legal proceedings involving claims arising out of the sale, distribution, manufacture, development, advertising, marketing or claimed health effects relating to the use of our tobacco products. While we may be named as a defendant in the future, we believe we have conducted our business in a manner which decreases the risk of liability in a lawsuit relating to product liability because we have:

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

Development Grants. On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In its response, the Company requested that the grant be extended for an additional year, given certain delays which have been encountered in connection with the launch of its smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA which sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. To date, the Company has not received a response to this request, but the Company’s believes there is a significant probability that an extension will be granted. Depending on the level of investment and hiring recognized by the State, the Company may be required to return some or all of the $300,000 in grant funding.

Conclusion

With the proceeds of the Company’s financings in 2005, the March 2006 $6.0 million stock sale and continued efforts to restructure operations to further reduce costs, we anticipate that we will have sufficient funds to support our operations through the second quarter of 2007. However, absent the successful completion of our patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, we expect that we would need to pursue additional sources of funds during the third quarter of 2007. However, depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before the third quarter of 2007. We began the trial of our patent infringement litigation in January 2005, and assuming we are successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Motions for Summary Judgment, we expect to complete the trial of our patent infringement case shortly after the Court rules on the outstanding defense and Motions for Summary Judgment. Also we expect to continue to pursue opportunities for licensing our smokeless tobacco products, expanding our sales and marketing efforts and efforts to improve our existing very low-TSNA smokeless products, particularly if we obtain additional funds from the exercise of outstanding warrants. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Our inability to improve operations or to raise funds prior to or during the third quarter of 2007 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

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

In April 2003, the parties filed dispositive Motions for Summary Judgment. Star filed a Motion for Summary Judgment on Claim Construction and Definiteness, and RJR filed six Motions for Summary Judgment asserting various defenses. Pursuant to an Order dated September 15, 2003, the Court appointed a Special Master to prepare Reports and Recommendations (“R&Rs”) for the Court on Star’s Motion for Summary Judgment and five of RJR’s six Motions for Summary Judgment. The Special Master issued R&Rs on all six of the Summary Judgment Motions and on March 31, 2004, the Court issued final rulings on five of the six Summary Judgment Motions that had been reviewed by the Special Master. In its March 31, 2004 rulings, the Court adopted without modification the Special Master’s R&R’s, which collectively recommended that the Court deny RJR’s Summary Judgment Motions, and that Star’s Motion for Summary Judgment on claim construction and definiteness be granted in part and denied in part. The Court also issued an order denying RJR’s Motion for Summary Judgment seeking to limit Star’s damages claim, which had not been reviewed by the Special Master. On June 24, 2004, the Court issued a final order adopting without modification the Special Master’s last R&R which recommended that the Court deny the final RJR Summary Judgment Motion.

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

Item 1A. Risk Factors

There are no material changes from risk factors as previously disclosed in the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2005, as filed with the SEC on March 22, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed above in the “Liquidity and Capital Resources” section, the Company completed a private placement offering in March of 2006. This transaction was completed pursuant to an exemption from registration under the Securities Act of 1933, as amended. In connection with the private placement offering, the Company has agreed to file and maintain an effective registration statement covering the resale of the shares by the investor.

Item 6. Exhibits.

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

STAR SCIENTIFIC, INC.

Date: May 10, 2006	/s/ CHRISTOPHER G. MILLER
Authorized Signatory and Chief Financial Officer