Form 10-Q/A
period 2006-03-31
STAR SCIENTIFIC INC
filed 2006-06-20
CIK 776008

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

STAR SCIENTIFIC, INC.

FORM 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the first quarter ended March 31, 2006 (the “10-Q”), as initially filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2006, and is being filed to address the Company’s internal controls over financial reporting as required by Item 308(c) of Regulation S-K. The Company hereby amends and restates Item 4, “Controls and Procedures” of Part I of the 10-Q, to report that no change occurred in its internal control over financial reporting during the fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Except for the foregoing, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q filed on May 10, 2006. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q on May 10, 2006 or modify or update these disclosures, including exhibits on the 10-Q affected by subsequent events.

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

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

STAR SCIENTIFIC, INC.

Date: June 20, 2006	/s/ CHRISTOPHER G. MILLER
Authorized Signatory and Chief Financial Officer