Form 10-Q
period 2006-06-30
STAR SCIENTIFIC INC
filed 2006-08-09
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

There were 79,151,415 shares of common stock with a par value of $0.0001 per share outstanding as of August 1, 2006.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,067,633	$11,532,598
Accounts receivable, trade	3,742,335	2,445,014
Inventories	1,793,703	2,495,046
Prepaid expenses and other current assets	561,553	495,716

Total current assets	12,165,224	16,968,374
Property, plant and equipment, net	11,266,658	11,640,604
Idle equipment	526,500	526,500
Intangible assets, net of accumulated amortization	841,154	869,675
Other assets	507,210	507,210
MSA escrow funds	38,314,034	37,267,241
Due from shareholders	94,483	—

Total Assets	$63,715,263	$67,779,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	5,497,392	5,497,392
Current maturities of capital lease obligations	—	45,755
Accounts payable, trade	1,125,061	959,600
Federal excise taxes payable	1,388,877	65,695
Tobacco buyout program payable	376,031	560,847
Accrued expenses	731,617	763,884
Due to stockholders	50,000	68,897

Total current liabilities	9,168,978	7,962,070
Long-term debt, less current maturities	16,685,550	19,434,246

Total liabilities	25,854,528	27,396,316

Commitments and contingencies (note 8)	—	—

Stockholders’ equity:
Common stock(A)	7,715	7,515
Additional paid-in capital	91,802,240	85,802,440
Accumulated deficit	(50,949,220)	(45,426,667)
Common stock subscription receivable	(3,000,000)	—

Total stockholders’ equity	37,860,735	40,383,288

	$63,715,263	$67,779,604

(A)	$0.0001 par value per share, 100,000,000 shares authorized, 77,151,415 and 75,151,415 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS

ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$9,536,175	$17,406,935	$18,069,374	$34,369,383
Less:
Cost of goods sold	2,763,827	3,702,636	5,289,654	7,718,304
Excise taxes on products	4,581,661	7,942,348	8,925,559	15,937,602
Department of Agriculture Tobacco Buyout Program	519,067	1,148,616	814,333	2,288,616

Gross profit	1,671,620	4,613,335	3,039,828	8,424,861

Operating expenses:
Marketing and distribution	1,507,029	3,146,294	3,000,178	6,135,552
General and administrative	2,422,488	3,043,220	5,436,804	7,398,570
Research and development	12,680	42,904	23,826	69,750

Total operating expenses	3,942,197	6,232,418	8,460,808	13,603,872

Operating loss	(2,270,577)	(1,619,083)	(5,420,980)	(5,179,011)
Other income (expense):
Interest expense	(503,796)	(118,324)	(1,007,902)	(344,182)
Loss on conversion of long term debt to equity	—	—	—	(4,833,466)
Write-off of note receivable, officer	—	(1,782,467)	—	(1,782,467)
Interest income	483,066	341,892	906,329	563,204
Other income	—	228,951	—	145,678

Loss before income taxes	(2,291,307)	(2,949,031)	(5,522,553)	(11,430,244)
Income taxes	—	—	—	—

Net loss	$(2,291,307)	$(2,949,031)	$(5,522,553)	$(11,430,244)

Basic loss per common share	$(0.03)	$(0.04)	$(0.07)	$(0.16)
Diluted loss per common share	$(0.03)	$(0.04)	$(0.07)	$(0.16)
Weighted average shares outstanding, basic	77,151,415	73,228,784	76,466,332	71,765,632
Weighted average shares outstanding, diluted	77,151,415	73,228,784	76,466,332	71,765,632

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Common stock		Additional Paid-In Capital	Retained Earnings	Stock Subscription Receivable	Total
	Shares	Amount
Balances, December 31, 2005	75,151,415	$7,515	$85,802,440	$(45,426,667)	—	$40,383,288
Issuance of Common Stock, pursuant to subscription agreement	2,000,000	$200	$5,999,800	—	$(5,400,000)	$600,000
Repayment of stock subscription receivable	—	—	—	—	$2,400,000	$2,400,000
Net Loss	—	—	—	$(5,522,553)	—	$(5,522,553)

Balances, June 30, 2006 (unaudited)	77,151,415	$7,715	$91,802,240	$(50,249,220)	$(3,000,000)	$37,860,735

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(5,522,553)	$(11,430,244)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	407,326	474,396
Provision for bad debt	(100,000)	—
Other non-cash charges	—	33,273
Stock-based compensation	—	233,162
Loss on conversion of long-term debt to equity	—	4,833,466
Write-off of note receivable, officer	—	1,782,467
Increase (decrease) in cash resulting from changes in:
Current assets	(561,815)	(2,337,340)
Current liabilities	1,158,180	2,904,076

Net cash flows from operating activities	(4,618,862)	(3,506,744)

Investing activities:
Purchase of intangible assets	(2,877)	(6,463)
Purchase of property and equipment	(1,982)	(10,135)

Net cash flows from investing activities	(4,859)	(16,598)

Financing activities:
Proceeds from common stock subscription receivable	2,400,000	—
Proceeds from stock issuance	600,000	18,500,257
Payments on notes payable and capital leases	(2,794,451)	(2,978,480)

Net cash flows from financing activities	205,549	15,521,777

Payments to MSA Escrow fund	(1,046,793)	(3,727,704)

Increase (decrease) in cash and cash equivalents	(5,464,965)	8,270,731
Cash and cash equivalents, beginning of period	11,532,598	7,703,072

Cash and cash equivalents, end of period	$6,067,633	$15,973,803

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$1,007,902	$344,182

Income tax refunds received	—	14,160

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In the first quarter of 2005, the Company converted $9,000,000 of long-term debt plus $212,000 of accrued interest into 3,179,810 shares of common stock.

In March 2006, the Company issued 2,000,000 shares of common stock for $600,000 cash and a subscription note receivable of $5,400,000.

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. Accounting Policies:

The condensed consolidated financial statements of Star Scientific, Inc. and its subsidiary, collectively (“Star Scientific”, “Star” or the “Company”), and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results for a full year.

The Company had net losses during the six months ended June 30, 2006 and 2005. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. Diluted loss per share is the same as basic loss per share as the effect of all options and warrants outstanding is anti-dilutive.

Effective January 1, 2006, the Company adopted Financial Accounting Standard No. 151, “Inventory Costs” an amendment of ARB No. 43, Chapter 4 (FAS 151) to account for inventory costs. Pursuant to FAS 151, the Company accounts for idle facility expense, freight, handling costs and wasted materials as current period charges. In addition, FAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

The Financial Accounting Standards Board (“FASB”) has recently announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which will be effective for fiscal years beginning after December 15, 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not determined the impact of the adoption of FIN 48 on its consolidated financial statements.

2. Obligations under Master Settlement Agreement—MSA Escrow Fund and Recent Developments:

In November 1998, 46 states, the District of Columbia (the “Settling States”) and several U.S. territories entered into the Tobacco Master Settlement Agreement (the “MSA” or “Master Settlement Agreement”) to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company is required to satisfy certain escrow obligations pursuant to statutes that the Master Settlement Agreement required the Settling States to adopt in order for such states to receive the full benefits of the settlement. Under such statutes the Company is obligated to deposit monies into escrow for sales of cigarettes in each of the Settling States during the preceding year, and in some cases, such deposits must be made on a quarterly basis. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. The base amount for 2003 through 2006 is $3.35 per carton, as adjusted for inflation. Specifically for 2005, the amount was $4.18 per carton. The base amount for 2007 and thereafter is $3.77 per carton, as adjusted for inflation since 1999. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the Settling States. If not used to satisfy judgments or settlements, the funds will be returned to the Company twenty-five years after the applicable date of deposit on a rolling basis. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has been required to make additional escrow deposits related to sales of the Company’s cigarettes into the MSA states by the Company’s wholesale customers in the non-MSA states, which are referred to as indirect sales. All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits. Star’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

As of June 30, 2006, the Company had deposited into escrow a net amount of approximately $38.3 million for sales of cigarettes in MSA states during the period 1999-2005. The Company deposited a total amount for 2005 sales of approximately $1.3 million, including approximately $1.0 million which was deposited into escrow in April 2006. After April 2006, the Company deposited approximately $0.01 million as quarterly payments for 2006 sales. The Company expects that its total escrow obligation for 2006 will be less than its 2005 obligation of approximately $1.3 million given its successful efforts to limit sales in MSA states and its trend of decreasing MSA obligations over the past three years. These funds will remain in escrow pursuant to the terms of the applicable statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted and litigated against the Company.

In addition to the “level playing field” statutes, most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has focused its sales in the four states that were not part of the MSA over the last several years, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow, since the states generally prohibit the sales of cigarettes by companies that are not certified as being MSA-compliant. Also, most MSA states have amended their qualifying statutes to limit the extent to which escrow payments for a particular year can be capped and some states have required escrow payments to be made quarterly or on some other intermittent schedule. Currently, the Company is required to make quarterly payments in California, Georgia, Louisiana, Maine, New Hampshire, New Mexico and Wyoming. The adoption of quarterly payment requirements in additional Settling States would exacerbate the impact of the MSA escrow obligations on the Company’s liquidity, and the elimination of the caps on payments could increase the amounts required to be deposited into escrow by requiring a payment on each cigarette sold, regardless of a jurisdiction’s proportionate receipt of MSA settlement funds. As initially drafted, the state qualifying statutes permitted a non-participating manufacturer to obtain a refund on escrow payments once those payments equaled the amount that an MSA state would have received from that non-participating manufacturer under the allocation formula in the MSA (which is based on the state population as a percentage of the overall US population). Depending on the number of cigarettes sold in a particular state, the difference between the capped amount and the amount calculated on a per-cigarette basis could be material.

3. Recent Developments:

Sale of Equity Securities and Stock Subscription Agreement

On March 3, 2006, the Company entered into a Securities Purchase and Registration Rights Agreement (the “Agreement”) with an existing shareholder (the “Investor”) whereby the Company sold to the Investor, for an aggregate purchase price of $6,000,000, a total of 2,000,000 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share (“Common Stock”), and warrants, at an exercise price of $3.00 per share, to purchase an additional 2,000,000 shares of Common Stock (the “March 2006 Warrant”), which were set to expire on June 30, 2007. The aggregate purchase price of $6,000,000 consisted of $600,000 payable upon execution of the Agreement and $5,400,000 payable pursuant to a promissory note (the “Note”) between the Investor and the Company entered into simultaneously with the Agreement. The Note is full recourse and secured by a pledge of the Shares, and initially carried no interest. The issuance of the Shares and the March 2006 Warrant were pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, and the Company filed a registration statement with respect to the resale of the Shares and the Common Stock issuable upon exercise of the March 2006 Warrant that became effective on July 3, 2006.

On June 15, 2006 the Company modified the payment terms for the Note by extending the final payment date from June 15, 2006 to July 17, 2006, and providing for interest at the Federal Funds rate on the outstanding principal amount from the date the Investor was advised that the Company’s Registration Statement relating to the shares and warrant shares became effective. On July 14, 2006, the Company again modified the payment terms for the Note by extending the final payment date from July 17, 2006 to September 18, 2006, and providing for no interest on the outstanding principal amount during this period. The Company modified the terms of this Note in connection with the Investor’s decision to exercise certain warrants held by the Investor by July 17, 2006. The Company accounted for this transaction as a modification of the Note pursuant to EITF 01-7, “Creditor’s Accounting for a Modification or Exchange of Debt Instruments”.

Modification of Outstanding Warrants

On June 15, 2006, the Company amended certain Securities Purchase and Registration Rights Agreements (the “September Purchase Agreements”) it had executed with three investors in a September 2005 private placement as well as the Securities Purchase and Registration Rights Agreement it had executed with an investor in a February 2005 private placement (the “February Purchase Agreement” as amended, together with the September Purchase Agreements, the “Purchase Agreements”). In connection with the Purchase Agreements, the Company issued to these four investors warrants, at an exercise price of $4.00 per share, to purchase an aggregate of 2,900,000 shares of Common Stock with an expiration date of June 15, 2006. The June 15, 2006 amendments to the Purchase Agreements increased the warrant exercise price from $4.00 to $4.15 per share and extended the expiration date of the warrants for thirty days from June 15, 2006 to July 15, 2006.

On July 14, 2006, the Company entered into Securities Purchase and Registration Rights Agreements (the “July Purchase Agreements”) with the Company’s largest institutional investor and one of the Company’s largest private investors (collectively, the “Investors”). Pursuant to the terms of the July Purchase Agreements, the Company agreed to reset the exercise price of certain existing warrants held by the Investors, which were due to expire on July 17, 2006, from $4.15 to $2.00 per share, and in exchange, the Investors agreed to exercise the warrants in their entirety whereby the Investors purchased 2,000,000 shares of the Common Stock for an aggregate of $4.0 million. Additionally, pursuant to the July Purchase Agreements, the Company agreed to grant the Investors warrants, at an exercise price of $3.00 per share, to purchase an additional 2,000,000 shares of Common Stock exercisable within five years of the grant date (the “July Warrants”). The Company can require the warrant holders to exercise the July Warrants if the price of the Common Stock exceeds $5.00 per share as quoted on the Nasdaq Global Market for twenty consecutive trading days and if other conditions specified in the July Warrants are met.

In connection with Securities Purchase and Registration Rights Agreements dated March 2006 and July 2006, the Company is required to adjust the strike price and the number of warrants issued to Manchester Securities Corporation (“Manchester”) under a 2004 warrant agreement for 502,681 shares (the “2004 Warrants”). Pursuant to the terms of the 2004 Warrants, because the Company in the March 2006 Agreement and the July 2006 Purchase Agreements sold shares of Common Stock at an effective price per share below $4.00 per share, Manchester is entitled to a reduction of the strike price under the 2004 Warrants from $4.00 per share to approximately $3.78 per share and to receive an additional grant of 28,754 warrants.

4. Liquidity and Capital Resources:

During the first quarter of 2006, the Company completed an equity sale for $6.0 million and through June 30, 2006 has received $3.0 million of the total sale price in cash and installment payments, with the remaining $3.0 million due in one lump sum installment payment on September 18, 2006. As of June 30, 2006, the Company had working capital of approximately $3.0 million, which does not include the $4.0 million in equity raised when 2 million warrants were exercised on July 14, 2006.

The Company currently anticipates future cash needs for the remaining two quarters of 2006 and first two quarters of 2007 to include approximately $1 million for litigation costs related to the trial portion of the patent infringement lawsuit, approximately $7,200,000 in payment of principal and interest for long-term debt and restructured accounts payable, approximately $918,000 for capital and operating leases and funding of current business operations in light of current and future expected operating losses. The Company’s net working capital and results of operations do not reflect the obligation to make MSA escrow deposits for 2006 sales, which the Company must make in April 2007 or in quarterly payments in certain states in 2006. In addition, the Company may be required to make significant cash payments to the Virginia Department of Taxation for a sales and use tax assessment of $988,564 with respect to the Company’s curing barns. The Company is currently challenging this assessment.

With the proceeds of its financings in 2005, the proceeds of the March 2006 $6.0 million stock sale, the proceeds from the $4.0 million exercise of warrants in July 2006 and continued efforts to restructure operations to further reduce costs, the Company anticipates that it will have sufficient funds to support its operations into the beginning of the third quarter of 2007, notwithstanding a substantial downturn in sales of discount cigarettes in the third and fourth quarters of 2005 which has continued through the first two quarters of 2006. While sales in the second quarter improved compared to the first quarter of 2006 and fourth quarter of 2005, absent the successful completion of its ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the expected volume of sales of cigarettes, the Company believes that it will be necessary to pursue additional sources of funds during the third quarter of 2007. However, depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before the third quarter of 2007.

The Company began the trial of its patent infringement litigation in January 2005, and if the Company is successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment Motions, management expects to complete the trial of its patent infringement case within a relatively short period of time after the Court rules on the outstanding defense and motions for summary judgment. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit. Also, the Company expects to continue to pursue opportunities for licensing its smokeless tobacco products and expanding its sales and marketing efforts, particularly if the Company obtains additional funds during 2006. While the Company may seek to obtain funds in the future through debt financing, there are significant limitations on the Company’s ability to obtain new debt financing, including its agreements with B&W. Moreover, the ability to complete future financings on terms acceptable to the Company will depend on a number of factors, including the performance of the Company’s stock price and its operational performance. Any equity financing will be dilutive to its existing shareholders.

It is anticipated that sales in 2006 will continue to be negatively impacted by the events in the Gulf Coast states in late 2005 and even more so by continued pressure on the deep discount cigarette market in the four non-MSA states. The Company undertook a number of steps to address the anticipated decline in cigarette volume at the end of 2005, including limiting the amount of promotional spending and, consolidating and revamping its sales force in Texas and downsizing the workforce at its Petersburg cigarette factory. In the first quarter, the Company also restructured its sales operations in Florida so as to further reduce its sales force and to have certain sales activities assumed by one of its wholesalers.

The Company’s inability to improve operations or to raise funds prior to or during the third quarter of 2007 could have a material adverse effect on its ability to meet its working capital needs and continue operations.

5. Inventories:

Inventories consist of the following as of June 30, 2006:

Cigarettes – Finished Goods	$608,951
Cigarettes – Raw Materials	901,399
Smokeless Products – Finished Goods	283,353

Total Inventory	$1,793,703

6. Long-term debt:

Long-term debt consists of the following as of June 30, 2006:

Notes payable due Brown & Williamson Tobacco Corporation (“B&W”), collateralized by certain assets, payable in 96 monthly installments of approximately $208,000 plus interest at the prime rate plus 1%, beginning January 1, 2006. The notes are also payable via royalties earned under agreements with B&W.	$18,721,199
Note payable due B & W, converted from accounts payable, bearing interest at the prime rate plus 1%, payable in monthly installments of $250,000 plus interest, commencing January 1, 2005 and continuing through August 2007.	3,461,743

22,182,942
Less current maturities	5,497,392

$16,685,550

The annual maturities of long-term debt, without regard to potential royalty reductions, are as follows:

Twelve months ending June 30,
2007	$5,497,392
2008	2,959,135
2009	2,497,392
2010	2,497,392
2011	2,497,392
Thereafter	6,234,239

Total notes payable and long term debt	$22,182,942

7. Stockholders’ equity:

See Section 3, Recent Developments.

Stock option plans

The Company has adopted a 1998 Stock Option Plan and a 2000 Equity Incentive Plan (the “Plans”) which provide for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. The Plans provide for grants of both qualified and non-qualified stock options to purchase up to 8,000,000 shares at a purchase price equal to the fair market value on the date of grant in the case of qualified options granted to employees and have 10-year contractual periods.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Common stock options and warrants issued, exercised and outstanding during the quarter ended June 30, 2006 are as follows:

	Number	Weighted Average Exercise Price Per Share
Options
Options outstanding at December 31, 2005	5,069,500	2.74
Options granted during the six months ended June 30, 2006	—	—
Options forfeited and/or expired over the six months ended June 30, 2006	—	—
Options exercised during the six months ended June 30, 2006	—	—

Options outstanding at June 30, 2006	5,069,500	$2.69

*	535,526 options were issued outside of the Plans.

	Number	Weighted Average Exercise Price Per Share
Warrants
Warrants outstanding at December 31, 2005	4,613,207	4.30
Warrants granted during the six months ended June 30, 2006	2,000,000	3.00
Warrants exercised during the six months ended June 30, 2006	—	—
Warrants expiring during the six months ended June 30, 2006	(700,000)	5.25

Warrants outstanding at June 30, 2006	5,913,207	$3.62

The following table summarizes information for options and warrants outstanding and exercisable at June 30, 2006.

	Options Outstanding				Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Weighted Avg.		Aggregate Intrinsic Value
					Number	Exercise Price
$1.00-2.00	2,613,000	3.61 yrs.	$1.68		2,613,000	$1.68
2.01-3.00	891,500	4.69 yrs.	2.81		791,500	2.81
3.01-4.00	900,000	3.66 yrs.	3.28		850,000	3.48
4.01-5.00	550,000	7.31 yrs.	4.76		550,000	4.76
5.01-6.25	115,000	7.86 yrs.	5.16		115,000	5.16

$1.00-6.25	5,069,500	4.57 yrs.	$2.69	$2,404,540	4,919,500	$2.67	$2,404,540

	Warrants Outstanding				Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Weighted Avg.		Aggregate Intrinsic Value
					Number	Exercise Price
$2.00-3.00	410,526	5.11 yrs.	$2.19		410,526	$2.19
3.01-4.00	2,502,681	1.19 yrs.	3.20		2,502,681	3.20
4.01-5.00	3,000,000	0.13 yrs.	4.16		3,000,000	4.16

$2.00-5.00	5,913,207	0.92 yrs.	$3.62	$158,895	5,913,207	$3.62	$158,895

A summary of the status of the Company’s nonvested stock options as of June 30, 2006, and changes during the six months then ended, is presented below.

Nonvested Stock Options	Shares (000)	Weighted Average Grant-Date Fair Value
Nonvested at December 31,2005	150,000	$1.13
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2006	150,000	$1.13

As of June 30, 2006, there was $136,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1 year.

8. Commitments and Contingencies:

RJR Litigation

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

The Company has entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on the Company’s behalf. Given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. The Company has paid or accrued all existing obligations. Also, as part of its fee arrangements in certain of these matters, the Company has agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments the Company actually receives in the event that the litigation is resolved in its favor, in return for a cap on fee payments during the litigation.

Internal Revenue Service Examination

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

Virginia Sales and Use Tax Assessment

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

Other

On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In its response, the Company requested that the grant be extended for an additional year, given certain delays which have been encountered in connection with the launch of its smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA that sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. To date, the Company has not received a response to this request, but the Company believes there is a significant probability that an extension will be granted. Depending on the level of investment and hiring recognized by the State, the Company may be required to return some or all of the $300,000 in grant funding, but the Company’s management does not anticipate that the Company will be required to repay this amount.

There is other minor litigation in the ordinary course of business which the Company is vigorously defending or pursuing.

The Company has entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on behalf of the Company. It is estimated that at the time these litigation and related matters are concluded, which likely will not be before the end of the fourth quarter of 2006, the Company’s portion of these costs could be in excess of one million dollars. One-half of these costs advanced by counsel would be payable by the Company if it does not prevail in these litigation matters. However, given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. The Company has paid or accrued all existing obligations. Also, as part of its fee arrangements in certain of these matters, the Company has agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments the Company actually receives in the event that the litigation is resolved in favor of the Company in return for a cap on fee payments during the litigation.

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

SEE ADDITIONAL DISCUSSION UNDER “FACTORS THAT MAY AFFECT FUTURE RESULTS” IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K/A, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 22, 2006, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR ADVISE UPON ANY SUCH FORWARD- LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

Prospects for Our Operations

We experienced a reduction in revenue and gross margins in the second quarter of 2006, as well as a net loss of approximately $2.3 million. Our future prospects are dependent, in the near term, on a significant improvement in the expected performance of our discount cigarette business; and, in the longer term, on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and, in particular, on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through such royalty payments will also be dependent upon the successful completion of our ongoing patent infringement lawsuit against RJR.

The recurring losses generated by our operations continue to impose significant demands on our liquidity. In March 2006 we completed an equity sale for $6.0 million. We received $3.0 million of that amount in the first and second quarters and will receive the final $3.0 million payment on September 18, 2006. Also, on July 14, 2006, two investors exercised warrants for 2 million shares of common stock at $2.00 per share for a total of $4.0 million of equity. We have outstanding warrants that we have issued pursuant to a Securities Purchase Agreement in March 2006 for 2.0 million shares of common stock with an exercise price of $3.00 per share which expire in February and June 2007, and warrants for 2.0 million shares of common stock that were issued on July 14, 2006 that have a five-year term. However, the Company can require the warrant holders to exercise the July warrants if the price of the Company’s common stock exceeds $5.00 per share as quoted on the Nasdaq Global Markets for twenty consecutive trading days and if other conditions specified in the warrants are met.

With the proceeds of the Company’s financings in 2005, the proceeds of the March 2006 $6.0 million stock sale, the proceeds from the $4.0 million exercise of warrants in July 2006 and continued efforts to restructure operations to further reduce costs, we anticipate that we will have sufficient funds to support our operations into the beginning of the third quarter of 2007, notwithstanding a significant downturn in sales of discount cigarettes in the third and fourth quarters of 2005 that has continued into the first two quarters of 2006. In the fourth quarter of 2005, the Company undertook a number of steps to address the decline in cigarette volume, including limiting the amount of promotional spending, consolidating and revamping its sales force in Texas and downsizing the workforce at our Petersburg, Virginia, cigarette factory. In the first quarter, the Company also undertook to restructure its sales operations in Florida so as to further reduce its sales force and to have certain sales activities assumed by one of the wholesalers to whom we sell product. While sales in the second quarter improved compared to the fourth quarter of 2005 and the first quarter of 2006, absent the successful completion of our ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of our expected volume of cigarette sales, we believe that it will be necessary to pursue additional sources of funds during the third quarter of 2007. However, depending upon market conditions and the price of our common stock, we may determine to seek additional funds before the beginning of the third quarter of 2007.

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

Cigarette sales and associated gross profits have continued to trend downward over the last several years, particularly when consideration is given to the Company’s MSA escrow requirements. For the second quarter of 2006, we experienced a net operating loss and a significant decrease in truckload sales compared to second quarter 2005, which reflected continued intensified price competition in the four non-MSA states and the impact of the 2005 Gulf State hurricanes. Also, increasing regulatory requirements in both MSA and non-MSA states, have continued to adversely impact on the sales of discount cigarettes. There continues to be significant competition in the non-MSA states, especially among wholesalers selling deeply discounted foreign manufactured cigarettes, and pressures on the cigarette industry in general. Based on the sale of discount cigarettes in the third and fourth quarters of 2005, and the first two quarters of 2006, it is anticipated that future sales will continue to be negatively impacted by continued intense competition in the discount cigarette market in the four non-MSA states.

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

Smokeless Tobacco. The dollar volume of sales of smokeless products was comparable in both the second quarter of 2005 and the second quarter of 2006 at approximately $0.1 million. Unit sales, however, have increased in 2006 and unit sales in the second quarter were approximately 22% higher than 2005 second quarter sales. Sales of our smokeless products continue to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at break-even levels. STONEWALL Hard Snuff® now represents a majority of our hard tobacco sales. We continue to seek to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products, as well as the improvement of our existing very low-TSNA products and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts, which if successful, would likely contribute to consumer acceptance of our smokeless tobacco products. We do not expect to significantly increase our financial efforts to broadly market smokeless products in the near term, although we will continue our efforts to develop and market improved or new versions of our low-TSNA smokeless tobacco products.

Licensing. We have an exclusive, worldwide license from Regent Court Technologies, LLC under twelve patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of low-TSNA tobacco products. The StarCured® tobacco curing process involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. We continue to pursue means of collecting royalties with respect to this curing technology, including through arrangements described below and our patent infringement lawsuit against RJR, and through license agreements previously entered into with B&W Tobacco Corporation (“B&W”). However, we expect that any additional royalties arising from our agreements with B&W would be dependent on the successful completion of our patent litigation against the combined RJR and B&W operating entity.

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

While licensing of our exclusive patent rights is a major potential source of additional revenue for us, full realization of this potential will depend on our ability to successfully defend and enforce our patent rights.

Impact of the MSA. We continue to experience negative cash flows from operations, particularly when the escrow obligations arising under the MSA are taken into account. As of June 30, 2006, we had deposited into escrow a net amount of approximately $38.3 million for sales of cigarettes in MSA states during the period 1999-2005. We deposited a total amount for 2005 sales of approximately $1.3 million, including approximately $1.0 million which was deposited into escrow in April 2006. After April 2006, we deposited approximately $0.01 million as quarterly payments for 2006 sales. We expect that our total escrow obligation for 2006 will be less than our 2005 obligation given our successful efforts to limit sales in MSA states and our trend of decreasing MSA obligations over the past three years. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted and litigated against us.

Recent Legislation Impacting Sales of Discount Cigarettes. Over the last several years there have been significant increases in the regulatory burdens faced by our cigarette business. Minnesota, one of the four non-MSA states in which we increasingly have focused our sales of discount cigarettes, passed a statute which took effect on July 1, 2003, requiring distributors in the state to pay an additional $0.35 per-pack fee on cigarettes purchased from manufacturers like us that have not entered into a separate settlement with the State. Because the statute impacts on all such non-participating manufacturers, its effect has tended to be uniform among these manufacturers. The statute has provided an advantage to Vector Group, whose subsidiary Liggett Group manufactures and sells several discount brands that compete with brands of non-participating manufacturers, including those sold by us. Vector had previously settled with the State of Minnesota, and after passage of the statute reached a separate agreement on payments that it would have to make each year under its prior settlement. Further, in August 2005, the state of Minnesota increased the tax rate by $1.005 per pack, consisting of a $0.255 sales tax increase and a $0.75 health impact fee and that legislation has been upheld by the Minnesota Supreme Court. It is expected that this tax increase will put further price pressure on discount cigarettes since the new tax is imposed on a per-pack basis and replaced a prior tax that was calculated as a percentage of the wholesale price.

Bills were introduced during the 2006 legislative sessions in each of the other three non-MSA states that would have imposed an additional user fee on non-participating manufacturers at a rate of $0.40 to $0.50 per pack on cigarettes sold by companies that have not entered into separate settlement agreements with those states. However, none of these bills were enacted into law. A special session of the Texas legislature was convened in April 2006 to address school finance legislation which had been an issue in Texas since 2005. During the special session the legislature enacted new funding legislation that included a $1.00 per-pack tax increase on cigarettes. That legislation was signed by the Governor and the cigarette tax increase portion of the statute will take effect on January 1, 2007. The $1.00 per-pack tax increase will be applied to cigarettes produced by all manufacturers and it is expected that the new tax will put increased pressure on the market for cigarettes in Texas generally. Moreover, passage of statutes like that in Texas, that impose fees on all manufacturers will make discount cigarettes more expensive and likely lessen the competitive price advantage they currently enjoy compared to generic and premium brand cigarettes. Statutes that impose a fee on non-participating manufacturers only, or provide a credit for manufacturers who have previously settled with the state, would impact non-participating manufacturers equally, but would increase their costs overall compared to other manufacturers.

In addition, there are numerous recently enacted statutes and legislative initiatives in MSA states that could further impact our ability to compete in these states. We have determined to cease sales in certain states in response to some of these developments.

Michigan, an MSA state, passed a fee statute in January 2004 that requires the payment of a $0.35 per-pack fee on cigarettes sold by non-participating manufacturers, which must be paid in advance, and is based on an estimate of projected sales by the State’s Department of Revenue. This fee is in addition to the MSA requirement that non-participating manufacturers deposit funds into escrow for each cigarette sold in an MSA state. Given the cost burden of making both the escrow payments and fee payments, we advised Michigan’s Department of Revenue that we would not sell our cigarette brands in Michigan in the future. Utah and Alaska, MSA states where we had virtually no sales in 2005, also have passed additional per-pack fees imposed on cigarettes sold by non-participating manufacturers. Legislation imposing a fee on cigarettes sold by non-participating manufacturers was introduced in a number of MSA states in 2006, but none of these bills were enacted into law. The impact of these new fee statutes in the MSA states would be expected to have a negative impact on sales by all non-participating manufacturers in these states, including Star. However, as previously noted, we have sought to focus our cigarette sales in recent years in the four non-MSA states. During the year ended December 31, 2004, approximately 90% of our cigarette sales were in non-MSA states and the percentage of sales in non-MSA states during 2005 was approximately 96%.

On June 28, 2004, regulations went into effect in the State of New York requiring that cigarettes sold in that state meet certain fire safety standards. We decided it would not be economically feasible to develop a separate type of cigarette for sale in New York and have not attempted to become certified under the new regulations. As a result, we are not now selling cigarettes in New York and do not anticipate having sales of cigarettes in New York in the future. Bills relating to fire safety standards have been introduced in several other states and in Congress and California, Illinois, New Hampshire, Massachusetts and Vermont have passed fire safety laws. The statutes in California and New Hampshire become effective on January 1, 2007 and October 1, 2007, respectively. The statutes in Illinois and Massachusetts become effective on January 1, 2008. The statute in Vermont became effective on May 1, 2006. We advised Vermont that we would not seek to sell cigarettes in that state after May 1, 2006. Because of our continued efforts to limit sales in the MSA states, and the expectation that such reduction will continue in the future, we do not expect that these or similar statutes if passed in the MSA states will have a material impact on our sales when such statutes go into effect. We will continue to monitor other fire safety legislative initiatives as they move forward and, as appropriate, reassess our decision not to develop a cigarette that complies with such regulations.

On February 10, 2005, the Department of Agriculture, which is responsible for structuring payments to tobacco growers under the tobacco quota buyout program, issued regulations relating to the assessment of the buyout cost pursuant to the Fair and Equitable Tobacco Reform Act of 2004. Under the regulations, the assessment are made quarterly beginning January 1, 2005 based on the prior quarters taxable amount of cigarettes removed from bond. In 2005, we made quarterly payments of $1,140,000, $1,148,616, $961,150 and $726,790. These included payment of a portion of a separate assessment of $1,128,093, of which $376,031 was outstanding as of June 30, 2006, for certain loan loss costs and administrative costs that were made in the third quarter of 2005 and are being paid over six quarters. In the second quarter of 2006, we made a payment of $519,067. With the exception of the assessment for loan loss costs, the quarterly payments have been approximately $0.50 per carton. Given our decreased level of sales in the second half of 2005 and 2006 our payments have decreased over time, notwithstanding the separate assessment noted above. All of the major tobacco companies, as well as Star, have increased prices to cover the cost of the buyout and it appears that the additional cost (approximately $0.50 per carton) will be reflected in higher overall prices for tobacco products. In 2005, tobacco production in the United States decreased significantly. Notwithstanding the decrease in production, it is expected that the elimination of price supports and limits on tobacco cultivation will result in lower prices for domestically grown tobacco leaf which could, in turn, result in a further reduction of the cost of tobacco used in the Company’s cigarettes which may be of some help in competing with deeply discounted foreign manufactured cigarettes. During the ten-year life of the buyout program, the USDA could assess up to approximately $250 million in additional loan loss costs or administrative fees. At this point it is unknown when, or if, any such assessments will be made in the future.

RJR Litigation. In May 2001, we filed a patent infringement action against RJR in the United States District Court for the District of Maryland, to enforce our rights under U.S. Patent No. 6,202,649 (“‘649 Patent”), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, we filed a second patent infringement lawsuit against RJR in the same Court based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the `649 Patent, and on August 27, 2002, the two suits were consolidated. See Part II, Item 1 of this report for additional information on the history of this litigation.

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

Merger of B&W and RJR. In 2004, B&W and certain of its affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the former parent of B&W. We have a variety of agreements with B&W. Given our pending patent infringement lawsuits against RJR, it is difficult to evaluate the precise impact the business combination of B&W and RJR will have on us and our operations. However, the fact that B&W and RJR have combined their operations could have a negative impact on the range of existing agreements with B&W, including future royalties under our agreement relating to the Advance® low-TSNA cigarette and on B&W’s purchase of StarCured® tobacco and other low-TSNA tobacco. For instance, B&W’s decision that the hard tobacco test conducted under the Hard Tobacco Agreement was unsuccessful appeared to us to be inconsistent with conversations between individuals at Star and RJR to the effect that the hard tobacco test market had been very successful, and that enthusiasm had been expressed about getting this product on the market quickly.

In recent years, B&W has granted us a number of concessions under our agreements, including deferred interest and principal payments, consenting to our incurring additional indebtedness and agreeing to modify the now-terminated Hard Tobacco Agreement to allow us to pursue similar licensing arrangements with third parties. The failure to grant similar concessions in the future could have a number of adverse consequences, including restricting the pursuit of business opportunities with B&W or third parties, limiting the Company’s ability to raise funds through debt financing and requiring payment of our obligations to B&W.

Results of Operations

The Company’s unaudited condensed consolidated results for the three and six month periods ended June 30, 2006 and 2005 are summarized in the following table:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2006	2005	2006	2005
Net sales	$9,536,175	$17,406,935	$18,069,374	$34,369,383
Cost of goods sold	2,763,827	3,702,636	5,289,654	7,718,304
Federal excise tax	4,581,661	7,942,348	8,925,559	15,937,602
Department of Agriculture Payment	519,067	1,148,616	814,333	2,288,616

Gross profit	1,671,620	4,613,335	3,039,828	8,424,861

Total operating expenses	3,942,197	6,232,418	8,460,808	13,603,872

Operating loss	(2,270,577)	(1,619,083)	(5,420,980)	(5,179,011)

Net loss	$(2,291,307)	$(2,949,031)	$(5,522,553)	$(11,430,244)

Basic:
Loss per common share	$(0.03)	$(0.04)	$(0.07)	$(0.16)
Diluted:
Loss per common share	$(0.03)	$(0.04)	$(0.07)	$(0.16)
Weighted average shares outstanding	77,151,415	73,228,784	76,466,332	71,765,632
Diluted weighted average shares outstanding	77,151,415	73,228,784	76,466,332	71,765,632

Second Quarter 2006 Compared with Second Quarter 2005

Net Sales. During the second quarter of 2006, the Company’s cigarette sales decreased by 45.0% to $9.5 million compared to approximately $17.4 million during the second quarter of 2005. The decreased number of cigarettes sold reflects the Company’s efforts to continue to operate in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota and to aggressively limit sales in MSA states. Cigarette shipments in the second quarter of 2006 totaled approximately 34.7 truckloads. This compares to approximately 59.9 truckloads in the second quarter of 2005. The average sales price per carton was approximately $7.86 per carton during the second quarter of 2006 compared to approximately $8.41 per carton during the second quarter of 2005. The sales price for the second quarter of 2006 is a slight decrease of ($0.06) from the $7.92 per carton price achieved during the first quarter of 2006.

Gross margin was approximately $1.7 million during the second quarter of 2006, versus approximately $4.6 million in the second quarter of 2005. This was primarily due to the lower volume of sales at the reduced average carton price of approximately $7.86 during the second quarter of 2006. Cigarette sales have continued to generally trend downward over the last several years and increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have continued to impact on the sales of discount cigarettes.

During the second quarter of 2006, Star continued to market two very low-TSNA smokeless tobacco products – ARIVA® and STONEWALL Hard Snuff®. The revenue from sales of smokeless products were comparable in both the second quarter of 2005 and the second quarter of 2006 at approximately $0.1 million. The combined unit sales of ARIVA® and STONEWALL Hard Snuff® products increased approximately 22% in the second quarter of 2006 to approximately 425 cases from 349 cases during the second quarter of 2005, as the Company continued its efforts to expand the distribution of its smokeless tobacco products, particularly STONEWALL Hard Snuff®, to new distributors and chain store accounts. However, the sales of smokeless tobacco products continues to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at breakeven levels. As of the middle of 2004, STONEWALL Hard Snuff® had been introduced into approximately 7,000 locations, and that number has remained fairly constant since that time, although the Company has sought to increase the number of chain store accounts carrying the product during 2006. STONEWALL Hard Snuff® now represents a majority of Star’s hard tobacco sales.

The Company’s net sales of ARIVA® continued to be de minimis in the second quarter, but ARIVA® sales also increased compared to the results in the second quarter of 2005. Acceptance of ARIVA® as an alternative to cigarettes has continued to be adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which appeared in various newspapers and FDA filings; (4) ARIVA® requires smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop name brand recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users. While STONEWALL Hard Snuff®, as a smokeless tobacco product, is more familiar to adult consumers of smokeless tobacco in terms of use and taste, sales of both STONEWALL Hard Snuff® and ARIVA® have been impacted by the Company’s working capital constraints over the last several years which have resulted in limited expenditures for marketing and product placement.

Gross Profits. Gross profit decreased approximately $2.9 million or 72.8% in the second quarter of 2006 to approximately $1.7 million from approximately $4.6 million in the second quarter of 2005. The decrease was primarily due to lower volume and an increase in the cost of goods sold. The Federal excise taxes have remained constant at $3.90 per carton for both periods.

For discount cigarette sales during the second quarter of 2006, the Company’s cost-of-goods sold increased by approximately 52.8%, to approximately $2.49 per carton, compared with an average cost of approximately $1.63 per carton during the second quarter of 2005. This increase was attributable to the lower volume of production in the second quarter, as well as higher filter costs.

Total Operating Expenses. Total operating expenses decreased by approximately $2.3 million to approximately $3.9 million for the second quarter of 2006 from approximately $6.2 million for the second quarter of 2005. Marketing and distribution costs decreased by approximately $1.6 million, and general and administrative costs decreased by approximately $0.6 million. Those decreases were primarily attributable to lower sales volume. Research and development costs have remained approximately the same in both periods.

Marketing and Distribution Expenses. Marketing and distribution expenses totaled approximately $1.5 million for the second quarter of 2006, a decrease of approximately $1.6 million or 52.2%, compared with approximately $3.1 million for the second quarter of 2005. This was primarily due to the restructuring of the sales force which was accomplished at the end of last year. It also reflects decreases in marketing and transportation costs as a result of the volume reductions, offset partly by higher shipping rates due to increases in fuel costs.

General and Administrative Expenses. General and administrative expenses totaled approximately $2.4 million for the second quarter of 2006, a decrease of approximately $0.6 million, compared with approximately $3.0 million for the second quarter of 2005. During the first portion of the second quarter of 2005, there were increased legal expenses associated with the trial of the first portion of our patent infringement case against RJR, which took place during the period January 31 to February 8, 2005, and the briefing on two summary judgment motions that were completed in March 2005. Legal costs during the second quarter of 2005 totaled approximately $0.7 million compared with legal costs of approximately $0.2 million during the second quarter 2006. The reduction in legal costs in 2006 reflects the fact that the parties are waiting for rulings on the inequitable conduct defense that was tried to the Court in early 2005 and on two summary judgment motions. The Company anticipates general and administrative costs of approximately $1 million in connection with the completion of the trial portion of its patent infringement litigation once a trial date is set.

Research and Development Expenses. Research and development expenses were de minimis totaling approximately $13,000 during the second quarter of 2006 and $43,000 during the second quarter of 2005. Consistent with its efforts to cut costs, the Company deferred certain research projects since late 2003. The Company expects to maintain its spending on research through at least the third quarter of 2006 at a de minimus level, while it continues to concentrate on the preparation for the remaining portion of the trial of its patent infringement litigation. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred as a result of its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. The Company hopes to renew its research and development efforts later in 2006, although this will depend, in part, on the status of its patent infringement lawsuit against RJR.

Interest Expense. The Company had interest income of $483,066 in the second quarter of 2006 and interest expense of $503,796. This compares to interest income of $341,892 and interest expense of $118,324 in the second quarter of 2005. The higher interest income during the second quarter of 2006 is due to higher interest rates on the Company’s MSA escrow fund and the Company’s operating account. The Company receives for its own account the current interest on the amounts in escrow, and while the interest earned on the MSA escrow fund has increased as interest rates have increased, the escrow account interest is generally lower than what could be achieved on a comparable fund, due to the conservative investment restrictions under the escrow agreements. On January 1, 2006, the Company began paying interest and principal on its long-term notes from B&W, which as of January 1, 2006, had a principal balance of approximately $20 million. The combination of the payment on the long term B&W notes and the continued payment of the B&W account payable balance resulted in the interest expense of $503,796 for the second quarter of 2006.

Net Loss. The Company had a net loss of approximately $2.3 million for second quarter of 2006 compared with a net loss of approximately $2.9 million reported in the second quarter of 2005. The net loss in 2006 primarily reflects the impact of a reduction in volume and lower prices. The results in 2005 reflected a net operating loss of approximately $1.6 million, as well as a one time write-off of a note receivable for an officer of approximately $1.8 million offset by net interest income and other income.

In the second quarter 2006, the Company had a basic and diluted loss per share of $(0.03) compared to a basic and diluted loss per share of $(0.04) in the same period in 2005.

First Six Months of 2006 Compared with First Six Months of 2005

Net Sales. During the first six months of 2006, the Company’s cigarette sales decreased approximately $16.3 million or 47.4% to approximately $18.1 million from approximately $34.4 million for the first six months of 2005, reflecting lower overall sales and pricing on cigarette sales. The decline in cigarette sales is attributable primarily to operating in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota, and efforts to limit sales in MSA states. The Company sold approximately 454 million cigarettes during the first six months of 2006, compared with sales of approximately 826 million cigarettes during the first six months of 2005, representing a decrease of approximately 45.0%. The average sales price per carton was approximately $7.89 per carton during the first six months of 2006 compared to approximately $8.41 per carton during the first six months of 2005. Therefore, the decline in net sales reflected both the decline in unit sales as well as the decline in average sales price.

During the first half of 2006, the Company’s unit shipments for ARIVA® and STONEWALL Hard Snuff® increased by approximately 31%, from 555 cases in the first six months of 2005 to 730 cases in the first six months of 2006, but revenue remained approximately the same at $0.2 million in both the first half of 2006 and the first half of 2005. Sales revenue of ARIVA® and STONEWALL Hard Snuff® continue to be de minimis. By the beginning of the second quarter of 2004, STONEWALL Hard Snuff® had been introduced into approximately 7,000 locations and that number has remained fairly constant since that time, although the Company is working to increase the number of chain stores carrying the product in 2006.

Beginning in 2002, ARIVA® was broadly distributed in retail outlets throughout the United States. Based on the continued de minimis sales of ARIVA® and the passage of time from the initial placement of the product, management believes the number of locations actively carrying ARIVA® as of the end of the second quarter of 2006 is less than 5,000 stores.

Gross Profits. Gross profit decreased approximately $5.4 million or approximately 63.9% in the first six months of 2006, to approximately $3.0 million from approximately $8.4 million in the first six months of 2005. The decrease was due primarily to a decrease in volume, lower pricing and an increase in the cost of goods sold. Federal excise tax remained at $3.90 per carton during both 2006 and 2005.

For discount cigarette sales during the first six months of 2006, the Company increased its average cost-of-goods sold by approximately 58.2%, to a blended average of approximately $2.69 per carton, compared with a blended average cost of $1.70 per carton during the first six months of 2005.

Cigarettes and smokeless products both experienced increased manufacturing costs charged to cost of sales due to adoption of FAS 151 effective January 1, 2006, and the impact of a reduction in normal capacity of production expected by management.

Total Operating Expenses. Total operating expenses decreased by approximately $5.1 million to approximately $8.5 million for the first six months of 2006 from approximately $13.6 million for the first six months of 2005. During these same periods, marketing and distribution costs decreased by approximately $3.2 million, while general and administrative costs fell by approximately $1.8 million. Research and development costs remained approximately the same during both periods.

Marketing and Distribution Expenses. Marketing and Distribution expenses totaled approximately $3.0 million for the first six months of 2006, a decrease of approximately $3.1 million over the expense of approximately $6.1 million in the first six months of 2005. This was primarily due to the restructuring of the sales force which was accomplished at the end of 2005. It also reflects decreases in marketing and transportation costs as a result of the volume reductions, offset partly by higher shipping rates due to increases in fuel costs.

General and Administrative Expenses. General and Administrative Expenses totaled approximately $5.4 million for the first six months of 2006, which is a decrease of approximately $2.0 million from the approximately $7.4 million in the first six months of 2005. During the first six months of 2006, legal costs were approximately $0.5 million compared with approximately $2.2 million of legal expenses during the first six months of 2005. The majority of the legal costs during the first six months of 2005 were incurred in connection with the Company’s litigation against RJR for patent infringement. These costs were significantly reduced in 2006 while the Company awaits the ruling from the Court on the inequitable conduct defense tried to the Court in early 2005 and two summary judgment motions that were fully were briefed as of March 2005. Once a trial date is set for the remainder of its patent infringement suit, the Company anticipates that the additional expense related to the jury portion of the trial will be approximately $1 million. This would be in addition to any appeal cost, if an appeal were required prior to the completion of a trial.

Research and Development Expenses. There were de minimis costs of approximately $24,000 during the first six months of 2006 and $70,000 during the first six months of 2005. Consistent with its efforts to cut costs, the Company deferred certain research projects in the last half of 2003, 2004 and 2005. The Company expects to maintain its spending on research at a de minimus level, while it continues to concentrate on the preparation for the ongoing trial of its patent infringement litigation. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred as a result of its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. The Company hopes to renew its research and development efforts in late 2006, subject to the availability of funds.

Loss on Conversion of Long Term Debt to Equity and Write-off of Note Receivable Officer. In 2005, the Company had a $4,833,466 loss on the conversion of debt into equity in the first quarter and a loss of approximately $1.8 million in the second quarter due to a write-off of $1.7 million of principal on a $2.0 million 85% non-recourse note from an officer as well as approximately $0.1 million of accrued interest associated with that officer’s note. There were no similar losses in the first six months of 2006.

Interest Expense. The Company had interest expense of $1,007,902 and interest income of $906,329 in the first six months of 2006. This compares to interest expense of $344,182 and interest income of $563,204 in the first six months of 2005. The higher interest expense in the first six months of 2006 resulted primarily from interest charges on the B&W restructured account payable and the interest on the B&W barn debt, which began to accrue on January 1, 2006. This interest expense was substantially offset by interest income generated by the Company’s MSA escrow fund (the Company receives for its own account the current interest on the amounts in escrow) and other interest income from the Company’s cash balances. However, the interest income was insufficient to cover the Company’s interest costs.

Net Loss. The Company had a net loss of $5.5 million for the first six months of 2006 compared with a net loss of $11.4 million reported in the comparable 2005 period. The higher net loss in 2005 primarily reflects the impact of the approximately $1.8 million write-off of the officer’s note and the $4.8 million charge during the first quarter of 2005 for the conversion of approximately $9 million of debt to equity.

In the first six months of 2006, the Company had a basic and diluted loss per share of $(0.07) compared to a basic and diluted loss per share of $(0.16) in the same period in 2005.

Liquidity and Capital Resources

Overview

As of June 30, 2006, we had working capital of approximately $3.0 million. Future cash needs over the near term include:

•	litigation costs in connection with the trial portion of our patent infringement case against RJR, the first part of which was tried from January 31 to February 8, 2005. We expect the expense for the remaining portion of the trial to be approximately $1 million. This would be in addition to any appeal cost, if an appeal were required.

•	monthly payments of approximately $300,000 to B&W for combined principal and interest on restructured accounts payable, which was approximately $3.5 million as of June 30, 2006.

•	monthly principal and interest payments of approximately $300,000 per month in connection with the repayment of the Company’s long-term B&W debt which began in January 2006 and continue through December 2013.

•	monthly payments of approximately $170,000 for operating and capital leases;

•	quarterly payments of approximately $0.50 per carton under the tobacco quota buyout program which, as noted above, are being offset by increased prices and payments of approximately $190,000 each quarter through the end of 2006 for a separate assessment of approximately $1.1 million that was accrued and expensed in the third quarter of 2005 but is being paid over six quarters; and

•	funding of other aspects of our current operations in light of continued operating losses.

In addition, certain contingencies exist that could require the Company to make significant cash payments, including challenging the Virginia Department of Taxation’s sale and use tax assessment of $988,564 with respect to our curing barns. An administrative proceeding relating to this challenge is expected to be concluded in 2006.

With the proceeds of our financings in 2005, the proceeds of the March 2006 $6.0 million stock sale, the proceeds from the $4.0 million exercise of warrants (in July 2006, subsequent to the balance sheet date of this report) and continued efforts to restructure operations to further reduce costs, we anticipate that we will have sufficient funds to support our operations into the beginning of the third quarter of 2007, notwithstanding a substantial downturn in sales of discount cigarettes in the third and fourth quarters of 2005 which has continued into the first two quarters of 2006. It is anticipated that sales in 2006 will continue to be negatively impacted by continued pressure on the deep discount cigarette market in the four non-MSA states. In the fourth quarter of 2005, the Company undertook a number of steps to address this decline in cigarette sales volume, including limiting the amount of promotional spending, consolidating and revamping the sales force in Texas and, to a lesser extent, in Florida and Minnesota, and downsizing the workforce at our Petersburg, Virginia, cigarette factory. While sales in the second quarter of 2006 improved compared to the first quarter of 2006, absent the successful completion of our ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the expected volume of sales of cigarettes, we believe that it will be necessary to pursue additional sources of funds during the third quarter of 2007. However, depending upon market conditions and the price of our common stock, we may decide to seek additional funds before the third quarter of 2007.

We began the trial of our patent infringement litigation in January 2005, and if we are successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment Motions, we expect to complete the trial of our patent infringement case within a relatively short period of time after the Court rules on the outstanding defense and motions for summary judgment. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit. Also, we expect to continue to pursue opportunities for licensing our smokeless tobacco products and expanding our sales and marketing efforts, particularly if we obtain additional funds during 2006. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Summary of Balances and Recent Sources and Uses

As of June 30, 2006, we had working capital of approximately $3.0 million, approximately $6.1 million in cash and cash equivalents and approximately $3.8 million of accounts receivable, compared to working capital of approximately $8.7 million, approximately $11.5 million in cash and cash equivalents, and approximately $2.4 million in accounts receivable, as of December 31, 2005.

Net Cash Used In Operating Activities. In the first six months of 2006 approximately $4.6 million of cash was used in operating activities compared to approximately $3.5 million of cash used in operating activities during the first six months of 2005.

Net Cash Used In Investing Activities. During both the first six months of 2006 and 2005, there was minimal cash used by investing activities.

Net Cash From Financing Activities. During the first six months of 2006, approximately $0.2 million was generated by financing activities versus approximately $15.5 million in the first six months of 2005. The funds generated during 2006 were from the $3.0 million in net proceeds from the $6.0 million sale of common stock in March 2006, net of $2.8 million of payments on long-term debt and capital lease obligations. The remaining balance of $3.0 million from the March sale of common stock will be paid on September 18, 2006 and is reflected as “common stock subscription receivable” in stockholders’ equity in the accompanying condensed consolidated June 30, 2006 balance sheet.

Net Cash Used in MSA Escrow Payments. As of June 30, 2006, we had approximately $38.3 million in escrow. In April 2006, we deposited approximately $1 million of our total 2005 escrow obligation of approximately $1.3 million and made additional deposits of approximately $0.01 million during the second quarter as quarterly payments for sales in 2006.

Cash Demands on Operations

We continue to experience operating losses which if not reversed will continue to negatively impact on our working capital. For the second quarter of 2006, sales of our discount cigarettes totaled approximately $9.6 million, a decline of approximately $7.8 million or 45.0%, from approximately $17.4 million during the second quarter of 2005. Sales revenue of our smokeless products continue to be de minimis, although unit sales increased in the second quarter by approximately 22% over comparable sales of smokeless tobacco in the second quarter of 2005. Our net working capital and results of operations do not reflect our obligation to make MSA escrow deposits for 2006 sales, which we must make in April 2007 or in quarterly payments in certain states in 2006.

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

Contingent Liabilities and Cash Demands

B&W Agreements. Under the Restated Master Agreement between the Company and B&W, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we owe B&W approximately $18.7 million of principal as of June 30, 2006. As of January 1, 2006, interest began to accrue on this debt, payable monthly at prime plus 1%, and principal is due in 96 monthly installments of approximately $208,000. The debt is secured by tobacco leaf inventory and certain tobacco curing barns. Once the outstanding loan balance is reduced to $10 million, the collateral will be released by B&W.

In addition, we have an obligation of approximately $3.5 million payable to B&W as a result of restructured accounts payable. That debt is being repaid through monthly principal payments of $250,000, plus interest at prime plus 1% on the outstanding balance. Principal and interest payments on both of these obligations total approximately $600,000 a month.

Under the Other Low TSNA Tobacco Agreement which was entered into with B&W in April 2001, B&W is obligated to pay royalties to us on its purchases of StarCured® tobacco and other low-TSNA tobacco once a royalty rate is established with one of the other three largest tobacco manufacturers pursuant to the terms of the April 25, 2001 Agreements. In the second quarter of 2004, we entered into an agreement with another tobacco manufacturer for the licensing of low TSNA hard tobacco. We do not anticipate receiving any royalties under that agreement for the foreseeable future. To enable us to pursue this agreement, and potentially other licensing of hard tobacco products, B&W waived its exclusivity under the now terminated Hard Tobacco Agreement in return for a 3-month extension of the date on which it would begin once again to pay royalties under the April 25, 2001 Other Low TSNA Tobacco Royalty Agreement, once a royalty rate is established with one of the other three largest tobacco manufacturers.

Master Settlement Agreement. The MSA escrow deposit for 2006 sales is due on or before April 15, 2007, except for any quarterly payments required in a number of the MSA states. In 2005, our sales of cigarette decreased approximately 30% from 1.8 billion units to 1.3 billion units and we sought to continue our focus on sales in the four non-MSA states, in which we are not obligated to make escrow payments. Notwithstanding these facts, we continued to make some sales to customers in MSA states and have had escrow obligations for indirect sales made by our direct customers. As of June 30, 2006, we had deposited into escrow a net amount of approximately $38.3 million for sales of cigarettes in MSA states during the period 1999-2005. We deposited a total amount for 2005 sales of approximately $1.3 million, including approximately $1.0 million which was deposited into escrow in April 2006. After April 2006, we deposited approximately $0.01 million as quarterly payments for 2006 sales. This compares to a net amount of approximately $3.9 million that we deposited for 2004 sales. To minimize the impact of the MSA obligations on our liquidity, we have successfully focused our cigarette sales primarily in the four non-MSA states and have enhanced our efforts to prevent our cigarettes intended for the non-MSA states from being diverted into MSA states. As a result our MSA escrow payments have decreased 81% since 2003 and we expect a further reduction in our MSA escrow costs this year. Thus, in the near term we will continue to make some MSA escrow deposits, but expect that these amounts will continue to decrease based on information we have on direct sales in MSA states and the level of indirect sales by our customers to MSA states.

Litigation Costs. We have entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on our behalf. Given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. We have paid or accrued all existing obligations. Also, as part of our fee arrangements in certain of these matters, we have agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments we actually receive in the event that the litigation is resolved in our favor, in return for a cap on fee payments during the litigation.

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

Development Grants. On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In its response, the Company requested that the grant be extended for an additional year, given certain delays which have been encountered in connection with the launch of its smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA which sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. To date, the Company has not received a response to this request, but the Company believes there is a significant probability that an extension will be granted. Depending on the level of investment and hiring recognized by the State, the Company may be required to return some or all of the $300,000 in grant funding, but the Company’s management does not anticipate that the Company will be required to repay this amount.

Conclusion

With the proceeds of the Company’s financings in 2005, the March 2006 $6.0 million stock sale, the proceeds from the $4.0 million exercise of warrants (in July 2006, subsequent to the balance sheet date of this report) and continued efforts to restructure operations to further reduce costs, we anticipate that we will have sufficient funds to support our operations into the beginning of the third quarter of 2007. However, absent the successful completion of our patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, we expect that we would need to pursue additional sources of funds during the third quarter of 2007. However, depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before the third quarter of 2007. We began the trial of our patent infringement litigation in January 2005, and assuming we are successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Motions for Summary Judgment, we expect to complete the trial of our patent infringement case shortly after the Court rules on the outstanding defense and Motions for Summary Judgment. Also, we expect to continue to pursue opportunities for licensing our smokeless tobacco products, expanding our sales and marketing efforts and efforts to improve our existing very low-TSNA smokeless products, particularly if we obtain additional funds from the exercise of outstanding warrants. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Our inability to improve operations or to raise funds before or during the third quarter of 2007 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

Some of the Company’s borrowings, including some of the Company’s leases, are at variable rates and, as a result, the Company is subject to interest rate exposure on these notes. The debt due to B&W consisting of long-term loans and an account payable balance bear an interest rate of prime plus 1%.

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

There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting. The Company is currently reviewing its internal controls and procedures and anticipates that during the third quarter it will adopt additional controls to enhance existing controls over financial accounting and reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed above in the “Liquidity and Capital Resources” section, the Company completed a private placement offering in March of 2006. This transaction was completed pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”). In connection with the private placement offering, the Company filed a registration statement covering the resale of the shares by the investor which became effective on July 3, 2006.

On July 14, 2006, the Company entered into security purchase agreements with two investors under which they exercised 2 million warrants for $4.0 million and also received new warrants for 2 million shares of the Company’s common stock at an exercise price of $3.00 per share, which are exercisable within five years of the grant date. The Company can require the warrant holders to exercise the warrants if the price of the Company’s common stock exceeds $5.00 per share as quoted on the Nasdaq Global Market for twenty consecutive days. This transaction was completed pursuant to an exemption from registration under the Securities Act. In connection with the issuance of the warrants, the Company will file a registration statement covering the resale of the warrant shares.

Item 6. Exhibits.

(a) Exhibits

Number	Description
3.1	Restated Certificate of Incorporation (1)

3.2	By-laws of the Company as Amended to Date (1)

10.1	Amendment No. 1 to the Securities Purchase and Registration Rights Agreement, dated June 15, 2006, by and between Star Scientific, Inc. and Elliott Associates, L.P.

10.2	Warrant dated June 15, 2006, issued by Star Scientific, Inc. to Elliott Associates, L.P.

10.3	Amendment No. 1 to the Securities Purchase and Registration Rights Agreement, dated June 15, 2006, by and between Star Scientific, Inc. and Elliott International, L.P.

10.4	Warrant dated June 15, 2006, issued by Star Scientific, Inc. to Elliott International, L.P.

10.5	Amendment No. 1 to the Securities Purchase and Registration Rights Agreement, dated June 15, 2006, by and between Star Scientific, Inc. and Iroquois Capital

10.6	Warrant dated June 15, 2006, issued by Star Scientific, Inc. to Iroquois Capital

10.7

Amendment No. 3 to the Securities Purchase and Registration Rights Agreement, dated June 15, 2006, by and between Star Scientific, Inc. and Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA

10.8	Warrant dated June 15, 2006, issued by Star Scientific, Inc. to Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA

10.9	Securities Purchase and Registration Rights Agreement, dated July 14, 2006, by and between Star Scientific, Inc. and Iroquois Capital (2)

10.10	Warrant dated July 14, 2006, issued by Star Scientific, Inc. to Iroquois Capital (2)

10.11	Securities Purchase and Registration Rights Agreement, dated July 14, 2006, by and between Star Scientific, Inc. and Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA (2)

10.12	Warrant dated July 14, 2006, issued by Star Scientific, Inc. to Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2006.
(3)	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. § 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

Date: August 9, 2006	/s/ CHRISTOPHER G. MILLER
Authorized Signatory and Chief Financial Officer