Form 10-Q
period 2006-09-30
STAR SCIENTIFIC INC
filed 2006-11-08
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 79,151,415 shares of common stock with a par value of $0.0001 per share outstanding as of November 1, 2006.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,230,628	$11,532,598
Accounts receivable, trade	4,481,125	2,445,014
Inventories	1,281,248	2,495,046
Prepaid expenses and other current assets	617,855	495,716

Total current assets	13,610,856	16,968,374
Property, plant and equipment, net	10,010,869	11,640,604
Idle equipment	526,500	526,500
Intangible assets, net of accumulated amortization	829,164	869,675
Other assets	525,453	507,210
Due from stockholder	94,483	—
MSA escrow funds	38,324,728	37,267,241

Total Assets	$63,922,053	$67,779,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	5,209,135	5,497,392
Current maturities of capital lease obligations	—	45,755
Accounts payable, trade	1,042,540	959,600
Federal excise taxes payable	1,107,295	65,695
Tobacco buyout program payable	188,016	560,847
Accrued expenses	693,121	763,884
Due to stockholder	119,615	68,897

Total current liabilities	8,359,722	7,962,070
Long-term debt, less current maturities	15,599,459	19,434,246

Total liabilities	23,959,181	27,396,316

Commitments and contingencies (note 8)	—	—
Stockholders’ equity:
Common stock(A)	7,915	7,515
Additional paid-in capital	96,005,040	85,802,440
Accumulated deficit	(54,550,083)	(45,426,667)
Common stock subscription receivable	(1,500,000)	—

Total stockholders’ equity	39,962,872	40,383,288

	$63,922,053	$67,779,604

(A)	$0.0001 par value per share, 100,000,000 shares authorized, 79,151,415 and 75,151,415 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS

ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$10,450,216	$8,123,307	$28,519,589	$40,697,438
Less:
Cost of goods sold	3,089,083	2,494,246	8,378,737	10,212,550
Excise taxes on products	5,106,420	4,880,100	14,031,978	20,817,703
Department of Agriculture Tobacco Buyout Program assessment	586,197	2,089,243	1,400,531	4,377,859

Gross profit (loss)	1,668,516	(1,340,282)	4,708,343	5,289,326

Operating expenses:
Marketing and distribution	1,577,134	2,127,075	4,577,313	6,467,374
General and administrative	2,612,296	3,235,333	8,019,975	10,283,935
Depreciation	1,085,401	1,042,672	1,114,526	1,392,640
Research and development	37,723	28,068	61,549	97,818
Impairment loss on tobacco curing barns	—	2,067,092	—	2,067,092

Total operating expenses	5,312,554	8,500,240	13,773,363	20,308,859

Operating loss	(3,644,038)	(9,840,522)	(9,065,020)	(15,019,533)
Other income (expense):
Interest expense	(501,462)	(130,796)	(1,509,363)	(474,978)
Other income (expense)	31,712	(6)	31,712	145,672
Write-off of note and interest receivable, officer	—	—	—	(1,782,467)
Loss on conversion of debt to equity	—	—	—	(4,833,466)
Interest income	512,925	440,232	1,419,255	1,003,436

Loss before income taxes	(3,600,863)	(9,531,092)	(9,123,416)	(20,961,336)

Net loss	$(3,600,863)	$(9,531,092)	$(9,123,416)	$(20,961,336)

Basic loss per common share	$(0.05)	$(0.13)	$(0.12)	$(0.29)
Diluted loss per common share	$(0.05)	$(0.13)	$(0.12)	$(0.29)
Weighted average shares outstanding, basic	78,825,328	73,659,767	77,261,305	72,403,949
Weighted average shares outstanding, diluted	78,825,328	73,659,767	77,261,305	72,403,949

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Common stock		Additional Paid-In Capital	Retained Earnings	Stock Subscription Receivable	Total
	Shares	Amount
Balances, December 31, 2005	75,151,415	$7,515	$85,802,440	$(45,426,667)	$—	$40,383,288
Issuance of common stock, pursuant to subscription agreement	2,000,000	200	5,999,800	—	(5,400,000)	600,000
Purchase of common stock, pursuant to the exercise of warrants	2,000,000	200	3,999,800	—	—	4,000,000
Stock-based compensation	—	—	203,000	—	—	203,000
Repayment of stock subscription receivable	—	—	—	—	3,900,000	3,900,000
Net loss	—	—	—	(9,123,416)	—	(9,123,416)

Balances, September 30, 2006 (unaudited)	79,151,415	$7,915	$96,605,040	$(54,550,083)	$(1,500,000)	$39,962,872

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(9,123,416)	$(20,961,336)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,680,098	1,596,703
Provision for bad debt	(100,000)	50,000
Deferred gain on sale-leaseback	—	(16,727)
Stock-based compensation	203,000	335,162
Loss on conversion of long-term debt to equity	—	4,833,466
Loss on write-down of tobacco curing barns	—	2,067,092
Write-off of note and interest receivable, officer	—	1,782,467
Increase (decrease) in cash resulting from changes in:
Current assets	(862,695)	(1,004,893)
Current liabilities	637,181	90,083

Net cash flows used in operating activities	(7,565,832)	(11,227,983)

Investing activities:
Purchase of intangible assets	(6,819)	(8,122)
Purchase of property and equipment	(3,033)	(10,649)
Release of deposit	—	156,841

Net cash flows from (used in) investing activities	(9,852)	138,070

Financing activities:
Collection of note receivable, officers	—	900,000
Proceeds from stock issuance	4,600,000	26,150,256
Repurchase of common stock	—	(632,993)
Proceeds from common stock subscription receivable	3,900,000	—
Payments on long-term debt and capital lease obligations	(4,168,799)	(3,874,523)

Net cash flows from financing activities	4,331,201	22,542,740

Payments to MSA Escrow fund	(1,057,487)	(3,828,535)

Increase (decrease) in cash and cash equivalents	(4,301,970)	7,624,292
Cash and cash equivalents, beginning of period	11,532,598	7,703,072

Cash and cash equivalents, end of period	$7,230,628	$15,327,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,509,364	$130,796

Income tax refunds received	—	14,160

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results for a full year.

The Company had net losses during the nine months ended September 30, 2006 and 2005. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. Diluted loss per share is the same as basic loss per share as the effect of all options and warrants outstanding is anti-dilutive.

Effective January 1, 2006, the Company adopted Financial Accounting Standard No. 151, “Inventory Costs” (FAS 151) an amendment of ARB No. 43, Chapter 4, to account for inventory costs. Pursuant to FAS 151, the Company accounts for idle facility expense, freight, handling costs and wasted materials as current period charges. In addition, FAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

The Financial Accounting Standards Board (“FASB”) has recently announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which will be effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not determined the impact of the adoption of FIN 48 on its consolidated financial statements.

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

As of September 30, 2006, the Company had deposited into escrow a net amount of approximately $38.3 million for sales of cigarettes in Settling States during the period 1999-2006. The Company deposited a total amount for 2005 sales of approximately $1.3 million, including approximately $1.0 million which was deposited into escrow in April 2006. Since April 2006, the Company has deposited approximately $0.02 million as quarterly payments for 2006 sales. The Company expects that its total escrow obligation for 2006 will be less than its 2005 obligation of approximately $1.3 million given its successful efforts to limit sales in Settling States and its trend of decreasing MSA obligations over the past three years. These funds will remain in escrow pursuant to the terms of the applicable statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted and litigated against the Company.

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

On June 15, 2006, the Company modified the payment terms for the Note by extending the final payment date from June 15, 2006 to July 17, 2006, and providing for interest at the Federal Funds rate on the outstanding principal amount from the date the Investor was advised that the Company’s Registration Statement relating to the shares and warrant shares became effective. On July 14, 2006, the Company again modified the payment terms for the Note by extending the final payment date from July 17, 2006 to September 18, 2006, and providing for no interest on the outstanding principal amount during this period. The Company modified the terms of this Note in connection with the Investor’s decision to exercise certain warrants held by the Investor by July 17, 2006. The Company accounted for this transaction as a modification of the Note pursuant to EITF 01-7, “Creditor’s Accounting for a Modification or Exchange of Debt Instruments”. On September 27, 2006, the Company received $1.5 million toward payment of the Note and received the final payment of the balance of the Note of $1.5 million on October 2, 2006.

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

In connection with Securities Purchase and Registration Rights Agreements dated March 2006 and July 2006, the Company was required to adjust the strike price and the number of warrants issued to Manchester Securities Corporation (“Manchester”) under a 2004 warrant agreement for 502,681 shares (the “2004 Warrants”). Pursuant to the terms of the 2004 Warrants, because the Company in the March 2006 Agreement and the July 2006 Purchase Agreements sold shares of Common Stock at an effective price per share below $4.00 per share, Manchester was entitled to a reduction of the strike price under the 2004 Warrants from $4.00 per share to approximately $3.78 per share and to receive an additional grant of 28,754 warrants.

4. Liquidity and Capital Resources:

During the first quarter of 2006, the Company completed an equity sale for $6.0 million and received $4.5 million of the total sale price in cash and installment payments through September 30, 2006 and received the final installment payment of $1.5 million on October 2, 2006. The Company also received $4.0 million through the exercise of warrants in July 2006. As of September 30, 2006, the Company had working capital of approximately $5.3 million, which does not include the $1.5 million from the October 2, 2006 final installation payment.

The Company currently anticipates future cash needs for the remaining quarter of 2006 and first three quarters of 2007 to include approximately $1 million for litigation costs related to the trial portion of the patent infringement lawsuit with R.J. Reynolds Tobacco Company (“RJR”), approximately $6.9 million in payment of principal and interest for long-term debt and restructured accounts payable, approximately $918,000 for operating leases and funding of current business operations in light of current and future expected operating losses. The Company’s net working capital and results of operations do not reflect the obligation to make MSA escrow deposits for 2006 sales, which the Company must make in April 2007 or in quarterly payments in certain states in 2006. In addition, the Company may be required to make significant cash payments to the Virginia Department of Taxation for a sales and use tax assessment of $988,564 with respect to the Company’s curing barns. The Company is currently challenging this assessment.

With the proceeds of the March 2006 $6.0 million stock sale and the proceeds from the $4.0 million exercise of warrants in July 2006, the Company anticipates that it will have sufficient funds to support its operations into the second quarter of 2007, notwithstanding a substantial downturn in sales of discount cigarettes in the third and fourth quarters of 2005 which has continued through the first two quarters of 2006. Sales in the third quarter of 2006 improved compared to the first and second quarters of 2006 and the third quarter of 2005, but the Company still suffered a net loss for the quarter. Given the Company’s continued losses, absent the successful completion of its ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, a substantial improvement in revenues from smokeless tobacco products, or a significant improvement of the expected volume of sales of cigarettes, the Company believes that it will be necessary to pursue additional sources of funds by the second quarter of 2007. However, depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before the second quarter of 2007.

The Company began the trial of its patent infringement litigation in January 2005, and if the Company is successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Summary Judgment Motions, management expects to complete the trial of its patent infringement case within a relatively short period of time after the Court rules on the outstanding defense and motions for summary judgment. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit. Also, the Company expects to continue to pursue opportunities for licensing its smokeless tobacco products and expanding its sales and marketing efforts, particularly if the Company obtains additional funds during 2006 and into 2007. While the Company may seek to obtain funds in the future through debt financing, there are significant limitations on the Company’s ability to obtain new debt financing, including its agreements with B&W. Moreover, the ability to complete future financings on terms acceptable to the Company will depend on a number of factors, including the performance of the Company’s stock price and its operational performance. Any equity financing will be dilutive to its existing shareholders.

It is anticipated that sales for the remainder of 2006 will be negatively impacted by continued pressure on the deep discount cigarette market in the four non-MSA states. Over the past year, the Company has undertaken a number of steps to address the anticipated decline in cigarette sales, including limiting the amount of promotional spending, consolidating and revamping its sales force in Texas and downsizing the workforce at its Petersburg, Virginia cigarette factory in late 2005. In the first quarter of 2006, the Company also restructured its sales operations in Florida so as to further reduce its sales force and to have certain sales activities assumed by one of its wholesalers.

The Company’s inability to improve operations or to raise funds by the second quarter of 2007 could have a material adverse effect on its ability to meet its working capital needs and continue operations.

5. Inventories:

Inventories consist of the following as of September 30, 2006:

Cigarettes – Finished Goods	$275,045
Cigarettes – Raw Materials	848,565
Smokeless Products – Finished Goods	157,638

Total Inventory	$1,281,248

6. Long-term debt:

Long-term debt consists of the following as of September 30, 2006:

Notes payable due Brown & Williamson Tobacco Corporation (“B&W”), collateralized by certain assets, payable in 96 monthly installments of approximately $208,000 plus interest at the prime rate plus 1%, beginning January 1, 2006. The notes are also payable via royalties earned under agreements with B&W.	$18,096,851
Note payable due B&W, converted from accounts payable, bearing interest at the prime rate plus 1%, payable in monthly installments of $250,000 plus interest, commencing January 1, 2005 and continuing through August 2007.	2,711,743

20,808,594
Less current maturities	5,209,135

$15,599,459

The annual maturities of long-term debt, without regard to potential royalty reductions, are as follows:

Twelve months ending September 30,
2007	$5,209,135
2008	2,497,392
2009	2,497,392
2010	2,497,392
2011	2,497,392
Thereafter	5,609,891

Total long-term debt	$20,808,594

7. Stockholders’ equity:

See Section 3, Recent Developments.

Stock option plans

The Company has adopted a 1998 Stock Option Plan and a 2000 Equity Incentive Plan (the “Plans”), which provide for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. The Plans provide for grants of both qualified and non-qualified stock options to purchase up to 8,000,000 shares at a purchase price equal to the fair market value on the date of grant in the case of qualified options granted to employees and have 10-year contractual terms.

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

Common stock options and warrants issued, exercised and outstanding during the nine months ended September 30, 2006 are as follows:

	Number	Weighted Average Exercise Price Per Share
Options:
Options outstanding at December 31, 2005	5,069,500	2.74
Options granted during the nine months ended September 30, 2006	100,000	2.89
Options forfeited and/or expired over the nine months ended September 30, 2006	—	—
Options exercised during the nine months ended September 30, 2006	—	—

Options outstanding at September 30, 2006	5,169,500	$2.69

*	535,526 options were issued outside of the Plans.

	Number	Weighted Average Exercise Price Per Share
Warrants:
Warrants outstanding at December 31, 2005	4,613,207	4.30
Warrants granted during the nine months ended September 30, 2006	4,028,754	3.01
Warrants exercised during the nine months ended September 30, 2006	(2,000,000)	2.00
Warrants expiring during the nine months ended September 30, 2006	(1,600,000)	4.63

Warrants outstanding at September 30, 2006	5,041,961	$3.05

The following table summarizes information for options and warrants outstanding and exercisable at September 30, 2006.

	Options Outstanding				Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Weighted Avg.		Aggregate Intrinsic Value
					Number	Exercise Price
$1.00-2.00	2,613,000	3.35	$1.68		2,613,000	$1.68
2.01-3.00	991,500	5.00	2.81		891,500	2.82
3.01-4.00	900,000	3.44	3.28		875,000	3.38
4.01-5.00	550,000	7.06	4.76		550,000	4.76
5.01-6.25	115,000	7.61	5.16		115,000	5.16

$1.00-6.25	5,169,500	4.43	$2.69	$3,962,035	5,044,500	$2.68	$3,931,035

	Warrants Outstanding				Exercisable
	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Weighted Avg.		Aggregate Intrinsic Value
Range of Prices					Number	Exercise Price
$2.00-3.00	410,526	4.86	$2.19		410,526	$2.19
3.01-4.00	4,531,435	1.69	3.09		4,531,435	3.09
4.01-5.00	100,000	2.48	4.49		100,000	4.49

$2.00-5.00	5,041,961	1.96	$3.05	$728,263	5,041,961	$3.05	$728,263

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $2.03. A summary of the status of the Company’s nonvested stock options as of September 30, 2006, and changes during the nine months then ended, is presented below.

Nonvested Stock Options	Shares (000)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	150,000	$1.13
Granted	—	—
Vested	(25,000)	1.13
Forfeited	—	—
Nonvested at September 30, 2006	125,000	$1.13

As of September 30, 2006, there was $85,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately one year.

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

In April 2003, the parties filed dispositive Motions for Summary Judgment. Star filed a Motion for Summary Judgment on Claim Construction and Definiteness, and RJR filed six Motions for Summary Judgment asserting various defenses. Pursuant to an Order dated September 15, 2003, the Court appointed a Special Master to prepare Reports and Recommendations (“R&Rs”) for the Court on Star’s Motion for Summary Judgment and five of RJR’s six Motions for Summary Judgment. The Special Master issued R&Rs on all six of the Summary Judgment Motions and on March 31, 2004, the Court issued final rulings on five of the six Summary Judgment Motions that had been reviewed by the Special Master. In its March 31, 2004 rulings, the Court adopted without modification the Special Master’s R&Rs, which collectively recommended that the Court deny RJR’s Summary Judgment Motions, and that Star’s Motion for Summary Judgment on claim construction and definiteness be granted in part and denied in part. The Court also issued an order denying RJR’s Motion for Summary Judgment seeking to limit Star’s damages claim, which had not been reviewed by the Special Master. On June 24, 2004, the Court issued a final order adopting without modification the Special Master’s last R&R which recommended that the Court deny the final RJR Summary Judgment Motion.

On August 17, 2004, Star was informed that the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis. Judge Garbis over the next several months issued a series of orders concerning various aspects of the case. These orders set an initial trial date of January 24, 2005, permitted additional discovery of certain defenses raised by RJR and the filing of two additional Motions for Summary Judgment. Subsequently, the Court ordered that it would bifurcate RJR’s defense of inequitable conduct before the patent office and would have that defense tried before Judge Garbis beginning on January 31, 2005. That portion of the case was tried during the period January 31, 2005 to February 8, 2005. At the conclusion of the bench trial, the Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it rules on the two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005. In a letter to counsel dated October 18, 2006, Judge Garbis stated that he would “endeavor to get the opinions issued before the end of November, and, hopefully, rather sooner”. If the Court denies RJR’s inequitable conduct defense and the motions for summary judgment, then the Company expects that the remainder of the case will be set for a jury trial shortly thereafter. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit.

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

Other

On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In its response, the Company requested that the grant be extended for an additional year, given certain delays which have been encountered in connection with the launch of its smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA that sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. In late October 2006, the Company received a request for a further update on the status of this grant. The Company is in the process of updating its prior response and to request a further extension of the grant. Depending on the level of investment and hiring recognized by the State, the Company may be required to return some or all of the $300,000 in grant funding, but the Company’s management does not anticipate that the Company will be required to repay this amount.

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

Prospects for Our Operations

We experienced an increase in revenue and gross margins in the third quarter of 2006 compared to 2005, but had a net loss of approximately $3.6 million. Our future prospects are dependent, in the near term, on a significant improvement in the expected performance of our discount cigarette business; and, in the longer term, on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and, in particular, on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through such royalty payments will also be dependent upon the successful completion of our ongoing patent infringement lawsuit against RJR.

The recurring losses generated by our operations continue to impose significant demands on our liquidity. In March 2006 we completed an equity sale for $6.0 million. We received $4.5 million of that amount during the first three quarters of 2006 and the final remaining $1.5 million on October 2, 2006. Additionally, on July 14, 2006, two investors exercised warrants for 2 million shares of common stock at $2.00 per share for a total of $4.0 million of equity. We have outstanding warrants that we have issued pursuant to a Securities Purchase Agreement in March 2006 for 2.0 million shares of common stock with an exercise price of $3.00 per share which expire in February and June 2007, and warrants for 2.0 million shares of common stock that were issued on July 14, 2006 that have a five-year term. However, the Company can require the warrant holders to exercise the July warrants if the price of the Company’s common stock exceeds $5.00 per share as quoted on the Nasdaq Global Markets for twenty consecutive trading days and if other conditions specified in the warrants are met.

With the proceeds of the March 2006 $6.0 million stock sale and the proceeds from the $4.0 million exercise of warrants in July 2006, we anticipate that we will have sufficient funds to support our operations into the second quarter of 2007. Over the past year, the Company undertook a number of steps to address the decline in cigarette sales, including limiting the amount of promotional spending, consolidating and revamping its sales force in Texas and downsizing the workforce at our Petersburg, Virginia, cigarette factory in the fourth quarter of 2005. In the first quarter, the Company also undertook to restructure its sales operations in Florida so as to further reduce its sales force and to have certain sales activities assumed by one of the wholesalers to whom we sell product. Sales in the third quarter improved compared to the third quarter of 2005 and the first and second quarter of 2006 but we still suffered a net loss of $3.6 million for the quarter. Given our continued losses, absent the successful completion of our ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, a substantial improvement in revenues from smokeless tobacco products, or a significant improvement of our expected volume of cigarette sales, we believe that it will be necessary to pursue additional sources of funds by the second quarter of 2007. However, depending upon market conditions and the price of our common stock, we may determine to seek additional funds before the beginning of the second quarter of 2007.

Discount Cigarettes. Since 2000, our discount cigarette business has experienced a significant decline in sales, primarily caused by intensified pricing competition from wholesalers selling deeply discounted foreign manufactured cigarettes and our efforts to limit sales in MSA states where we are subject to escrow payments for each sale under state statutes enacted pursuant to the MSA. In the MSA states, a portion of our revenues on cigarette sales is required to be paid into escrow to meet our obligations under the MSA, although our escrow payments have decreased significantly over the past three years. The MSA escrow as of September 30, 2006 is approximately $38.3 million. Our cigarettes are sold through approximately 67 tobacco distributors throughout the United States, although we successfully have sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas, where we do not incur escrow obligations under the MSA.

Cigarette sales and associated gross profits have continued to trend downward over the last several years, particularly when consideration is given to the Company’s MSA escrow requirements. For the third quarter of 2006, we experienced a net operating loss, although our truckload sales increased compared to third quarter 2005. However, intensified pricing competition and increasing regulatory requirements in both MSA and non-MSA states have continued to adversely impact on the sales of discount cigarettes. There continues to be significant competition in the non-MSA states, especially among wholesalers selling deeply discounted foreign manufactured cigarettes, and pressures on the cigarette industry in general. Based on the sale of discount cigarettes in the first three quarters of 2006, it is anticipated that future sales will continue to be negatively impacted by continued intense competition in the discount cigarette market in the four non-MSA states.

While the Federal buyout legislation for tobacco quota, which went into effect in 2005, resulted in an increase of approximately $0.50 per carton in cigarette prices beginning January 1, 2005, Star along with the rest of the industry has raised prices to cover those costs. The elimination of price supports and limits on tobacco cultivation resulted in a lower level of domestic tobacco production in 2005 and lower prices for domestically grown tobacco leaf. However, the amount of tobacco cultivated increased during 2006 to more normal levels. The changes in tobacco production resulting from the tobacco buyout legislation could result in a reduction of the cost of tobacco used in the Company’s cigarettes, although the long-term impact of such changes is still being determined. While costs of the tobacco buyout program are also assessed on smokeless tobacco products, those costs will be minimal for the foreseeable future given the Company’s de minimis sales of smokeless products to date.

Notwithstanding the challenges facing our discount cigarette business, we will continue to focus our principal marketing efforts on the sale of discount cigarettes in the four non-MSA states for the foreseeable future. At the same time, we will continue to evaluate the prospects for the cigarette business in general, and sales in MSA states in particular, given the additional regulatory and MSA burdens of operating in those states.

Smokeless Tobacco. The dollar volume of sales of smokeless products increased in the third quarter of 2006 compared to the third quarter of 2005 and unit sales have continued to increase in 2006. Unit sales in the third quarter of 2006 were approximately 64% higher than 2005 third quarter sales. However, sales of our smokeless products continue to be de minimis and it will take significantly greater sales of smokeless products to operate at break-even levels.

STONEWALL Hard Snuff® now represents a majority of our hard tobacco sales. We continue to seek to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products, as well as the improvement of our existing very low-TSNA products and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts, which if successful, would likely contribute to consumer acceptance of our smokeless tobacco products. We do not expect to significantly increase our financial efforts to broadly market smokeless products in the near term. However, we will continue our efforts to develop and market improved or new versions of our low-TSNA smokeless tobacco products and anticipate introducing in test market a “natural” flavor of STONEWALL Hard Snuff® and/or ARIVA® in late 2006 or early 2007 and to support that effort with increased marketing for our smokeless tobacco products.

Licensing. We have an exclusive, worldwide license from Regent Court Technologies, LLC under twelve patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of low-TSNA tobacco products. The StarCured® tobacco curing process involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. We continue to pursue means of collecting royalties with respect to this curing technology, including through arrangements described below and our patent infringement lawsuit against RJR, and through license agreements previously entered into with B&W. However, we expect that any additional royalties arising from our agreements with B&W would be dependent on the successful completion of our patent litigation against the combined RJR and B&W operating entity.

In 2004, we entered into an agreement with another tobacco manufacturer for the licensing of low-TSNA hard tobacco. Under that agreement, the manufacturer conducted an initial assessment of a hard tobacco product. Although the agreement anticipated that the manufacturer would test market the hard tobacco product subsequent to the initial assessment, to date the manufacturer has not initiated the test market, and it is not certain when, or if, a test market will take place. Accordingly, we do not anticipate receiving any royalties under that agreement for the foreseeable future.

While licensing of our exclusive patent rights is a major potential source of additional revenue for us, full realization of this potential will depend on our ability to successfully defend and enforce our patent rights.

Impact of the MSA. We continue to experience negative cash flows from operations, particularly when the escrow obligations arising under the MSA are taken into account. As of September 30, 2006, we had deposited into escrow a net amount of approximately $38.3 million for sales of cigarettes in MSA states during the period 1999-2006. We deposited a total amount for 2005 sales of approximately $1.3 million, including approximately $1.0 million which was deposited into escrow in April 2006. Since April 2006, we have deposited approximately $0.02 million as quarterly payments for 2006 sales. We expect that our total escrow obligation for 2006 will be less than our 2005 obligation given our successful efforts to limit sales in MSA states and our trend of decreasing MSA obligations over the past three years. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted and litigated against us.

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

Bills were introduced during the 2006 legislative sessions in each of the other three non-MSA states that would have imposed an additional user fee on non-participating manufacturers at a rate of $0.40 to $0.50 per pack on cigarettes sold by companies that have not entered into separate settlement agreements with those states. However, as of September 30, 2006, none of these bills had been enacted into law. A special session of the Texas legislature was convened in April 2006 to address school finance legislation which had been an issue in Texas since 2005. During the special session, the legislature enacted new funding legislation that included a $1.00 per-pack tax increase on cigarettes. That legislation was signed by the Governor and the cigarette tax increase portion of the statute will take effect on January 1, 2007. The $1.00 per-pack tax increase will be applied to cigarettes produced by all manufacturers and it is expected that the new tax will put increased pressure on the market for cigarettes in Texas generally. Moreover, passage of statutes like that in Texas, that impose increased state taxes on all manufacturers will result in making discount cigarettes more expensive and likely lessen the competitive price advantage they currently enjoy compared to generic and premium brand cigarettes. Statutes that impose a fee on non-participating manufacturers only, or provide a credit for manufacturers who have previously settled with the state, would impact non-participating manufacturers equally, but would increase their costs overall compared to other manufacturers.

In addition, there are numerous recently enacted statutes and legislative initiatives in MSA states that could further impact our ability to compete in these states. We have determined to cease sales in certain states in response to some of these developments.

Michigan, an MSA state, passed a fee statute in January 2004 that requires the payment of a $0.35 per-pack fee on cigarettes sold by non-participating manufacturers, which must be paid in advance, and is based on an estimate of projected sales by the State’s Department of Revenue. This fee is in addition to the MSA requirement that non-participating manufacturers deposit funds into escrow for each cigarette sold in an MSA state. Given the cost burden of making both the escrow payments and fee payments, we advised Michigan’s Department of Revenue that we would not sell our cigarette brands in Michigan in the future. Utah and Alaska, MSA states where we had virtually no sales in 2005, also have passed additional per-pack fees imposed on cigarettes sold by non-participating manufacturers. Legislation imposing a fee on cigarettes sold by non-participating manufacturers was introduced in a number of MSA states in 2006, but none of these bills were enacted into law. The impact of these new fee statutes in the MSA states would be expected to have a negative impact on sales by all non-participating manufacturers in these states, including Star. However, as previously noted, we have sought to focus our cigarette sales in recent years in the four non-MSA states. During 2004, approximately 90% of our cigarette sales were in non-MSA states and the percentage of sales in non-MSA states during 2005 was approximately 96%. Based on year to date sales, we anticipate that this percentage will increase again in 2006.

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

On February 10, 2005, the Department of Agriculture, which is responsible for structuring payments to tobacco growers under the tobacco quota buyout program, issued regulations relating to the assessment of the buyout cost pursuant to the Fair and Equitable Tobacco Reform Act of 2004. Under the regulations, the assessment are made quarterly beginning January 1, 2005 based on the prior quarters taxable amount of cigarettes removed from bond. In 2005, we made quarterly payments of $1,140,000, $1,148,616, $961,150 and $726,790. These included payment of a portion of a separate assessment of $1,128,093, of which $188,016 was outstanding as of September 30, 2006, for certain loan loss costs and administrative costs that were made in the third quarter of 2005 and are being paid over six quarters, with the final payment being at the end of the fourth quarter of 2006. In the first three quarters of 2006, we made payments to the Department of Agriculture, not including the separate assessment, of $295,267, $519,067 and $586,197, respectively. With the exception of the assessment for loan loss costs, the quarterly payments have been approximately $0.50 per carton. Given our decreased level of sales in the second half of 2005 and 2006 our payments have decreased over time, notwithstanding the separate assessment noted above. All of the major tobacco companies, as well as Star, have increased prices to cover the cost of the buyout and it appears that the additional cost (approximately $0.50 per carton) will be reflected in higher overall prices for tobacco products. In 2005, tobacco production in the United States decreased significantly but has rebounded in 2006. The elimination of price supports and limits on tobacco cultivation has resulted in lower prices for domestically grown tobacco leaf which could, in turn, result in a further reduction of the cost of tobacco used in the Company’s cigarettes which may be of some help in competing with deeply discounted foreign manufactured cigarettes. During the ten-year life of the buyout program, the USDA could assess up to approximately $250 million in additional loan loss costs or administrative fees. At this point it is unknown when, or if, any such assessments will be made in the future.

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

Trial in this case commenced on January 31, 2005 before the Court on RJR’s defense of inequitable conduct before the patent office. At the conclusion of the bench trial of this portion of the case, the Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it rules on two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005. In a letter to counsel dated October 18, 2006, Judge Garbis stated that he would “endeavor to get the opinions issued before the end of November, and, hopefully, rather sooner”. If the Court denies RJR’s inequitable conduct defense and the Motions for Summary Judgment, then we expect that the remainder of the case will be set for a jury trial within a relatively short period of time thereafter. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit.

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

In recent years, B&W has granted us a number of concessions under our agreements, including deferred interest and principal payments, consenting to our incurring additional indebtedness and agreeing to modify the now-terminated Hard Tobacco Agreement to allow us to pursue similar licensing arrangements with third parties. The failure to grant similar concessions in the future could have a number of adverse consequences, including limiting the Company’s ability to raise funds through debt financing and requiring payment of our obligations to B&W.

Results of Operations

The Company’s unaudited condensed consolidated results for the three and nine month periods ended September 30, 2006 and 2005 are summarized in the following table:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2006	2005	2006	2005
Net sales	$10,450,216	$8,123,307	$28,519,589	$40,697,438
Cost of goods sold	3,089,083	2,494,246	8,378,737	10,212,550
Federal excise tax	5,106,420	4,880,100	14,031,978	20,817,703
Department of Agriculture Payment	586,197	2,089,243	1,400,531	4,377,859

Gross profit	1,668,516	(1,340,282)	4,708,343	5,289,326

Total operating expenses	5,312,554	8,500,240	13,773,363	20,308,859

Operating loss	(3,644,038)	(9,840,522)	(9,065,020)	(15,019,533)

Net loss	$(3,600,863)	$(9,531,092)	$(9,123,416)	$(20,961,336)

Basic:
Loss per common share	$(0.05)	$(0.13)	$(0.12)	$(0.29)
Diluted:
Loss per common share	$(0.05)	$(0.13)	$(0.12)	$(0.29)
Weighted average shares outstanding	78,825,328	73,659,767	77,261,305	72,403,949
Diluted weighted average shares outstanding	78,825,328	73,659,767	77,261,305	72,403,949

Third Quarter 2006 Compared with Third Quarter 2005

Net Sales. During the third quarter of 2006, the Company’s cigarette sales increased by 28.6% or $2.3 million to $10.5 million compared to approximately $8.1 million during the third quarter of 2005. The increased number of cigarettes sold this quarter reflects, in part, the fact that in the third quarter of 2005 sales were adversely impacted by the Gulf State hurricanes. The overall level of sales continues to reflect the fact that the Company operates in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota and has sought to aggressively limit sales in MSA states where it is responsible for MSA escrow costs on each cigarette sold. Cigarette shipments in the third quarter of 2006 totaled approximately 37.7 truckloads. This compares to approximately 36.7 truckloads in the third quarter of 2005. The average sales price per carton was approximately $7.93 per carton during the third quarter of 2006 compared to approximately $6.45 per carton during the third quarter of 2005. The sales price for the third quarter of 2006 is an increase of $0.07 per carton from the $7.86 per carton price achieved during the second quarter of 2006.

Gross margin was approximately $1.7 million during the third quarter of 2006, versus a loss of approximately ($1.3) million in the third quarter of 2005. This was primarily due to the much lower sales in the third quarter of 2005 combined with extensive promotional allowances and discounts, in part, related to efforts to counter the impact of the 2005 Gulf State hurricanes. At the same time, cigarette sales have continued to trend downward generally over the last several years and increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have continued to adversely impact the sales of discount cigarettes.

During the third quarter of 2006, Star continued to market two very low-TSNA smokeless tobacco products – ARIVA® and STONEWALL Hard Snuff®. The revenue from sales of smokeless products increased in the third quarter of 2006 to approximately $121,000 compared to approximately $80,000 during the third quarter of 2005. The combined unit sales of ARIVA® and STONEWALL Hard Snuff® products increased approximately 64% to approximately 504 cases from 308 cases during the third quarter of 2005 as the Company continued its efforts to expand the distribution of its smokeless tobacco products, particularly STONEWALL Hard Snuff®, to new distributors and chain store accounts. However, the sales of smokeless tobacco products continues to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at breakeven levels. STONEWALL Hard Snuff® now represents a majority of Star’s hard tobacco sales and the Company has sought to increase the number of chain store accounts carrying the product during 2006.

The Company’s net sales of ARIVA® continued to be de minimis in the third quarter, but ARIVA® sales also increased compared to the results in the third quarter of 2005. Acceptance of ARIVA® as an alternative to cigarettes has continued to be adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which appeared in various newspapers and FDA filings; (4) ARIVA® requires smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop name brand recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users. While STONEWALL Hard Snuff®, as a smokeless tobacco product, is more familiar to adult consumers of smokeless tobacco in terms of use and taste, sales of both STONEWALL Hard Snuff® and ARIVA® have been impacted by the Company’s working capital constraints over the last several years which have resulted in limited expenditures for marketing and product placement.

Gross Profits. Gross profit increased approximately $3.0 million in the third quarter of 2006 to approximately $1.7 million from a loss of approximately ($1.3) million in the third quarter of 2005. The increase was primarily due to the increased per carton price in the third quarter of 2006 to $7.93 per carton compared with $6.45 per carton during the third quarter of 2005. Federal excise taxes have remained constant at $3.90 per carton for both periods. There was an increased cost of approximately $0.50 per carton for the tobacco farmer buyout legislation which began in 2005. In addition to the $0.50 per carton charge, the USDA in August 2005 assessed the Company a charge of approximately $1.1 million for its portion of the Commodity Credit Corporation loan losses on tobacco and administrative costs. The USDA permitted the Company to pay this amount over six quarters in installments of approximately $190,000 per quarter, but because the USDA assessed this amount in the third quarter of 2005, the Company expensed the full amount during that quarter notwithstanding that payments would be spread over the next six quarters. Thus, the USDA expense for the third quarter of 2006 is $586,197 while the same expense during the third quarter of 2005 was $2,089,243, which included the Commodity Credit Corporation loan loss charge of approximately $1.1 million.

For discount cigarette sales during the third quarter of 2006, the Company’s cost-of-goods sold decreased by approximately 14.4%, to approximately $2.03 per carton, compared with an average cost of approximately $2.37 per carton during the third quarter of 2005. This decrease was primarily due to a more efficient production schedule during the third quarter of 2006 as compared to the third quarter of 2005.

Total Operating Expenses. Total operating expenses decreased by approximately $3.2 million to approximately $5.3 million for the third quarter of 2006 from approximately $8.5 million for the third quarter of 2005. General and administrative costs decreased by approximately $0.6 million and marketing and distribution costs decreased by approximately $0.6 million. Those decreases were primarily attributable to efforts to reduce operating costs and lower legal costs associated with the Company’s patent infringement litigation. Research and development costs have remained at approximately the same de minimis levels in both periods. The Company expects to maintain spending on research at a de minimis level, while it continues to concentrate on the preparation for the ongoing trial of its patent infringement litigation. Depreciation costs increased by approximately $0.04 million primarily due to the approximately 20% increase in the amount of tobacco being processed in the Company’s StarCured® tobacco curing barns during 2006 as compared to 2005. During the third quarter of 2005, the Company wrote-down the value of its tobacco curing barns by approximately $2.1 million to their then-current market value. Tobacco curing barn prices rebounded substantially in early 2006 consistent with the increased demand for tobacco, so that the Company’s StarCured® tobacco curing barns are now carried at a value that is substantially below their current market value.

Marketing and Distribution Expenses. Marketing and distribution expenses totaled approximately $1.6 million for the third quarter of 2006, a decrease of approximately $0.6 million or 25.9%, compared with approximately $2.1 million for the third quarter of 2005. This was primarily due to the restructuring of the sales force which was accomplished at the end of 2005. It also reflects decreases in transportation costs as a result of volume reductions, offset partly by higher shipping rates due to increases in fuel costs.

General and Administrative Expenses. General and administrative expenses totaled approximately $2.6 million for the third quarter of 2006, a decrease of approximately $0.6 million or 19.3%, compared with approximately $3.2 million for the third quarter of 2005. During the third quarter of 2005, there were continued legal expenses associated with the patent infringement case against RJR. Legal costs during the third quarter of 2005 totaled approximately $0.3 million compared with legal costs of less than $0.1 million during the third quarter of 2006. The reduction in legal costs in 2006 primarily reflects the fact that the parties are waiting for rulings on the inequitable conduct defense that was tried to the Court in early 2005 and on two summary judgment motions and the Company has not been incurring costs in connection with the litigation this year. The Company anticipates general and administrative costs of approximately $1 million in connection with the completion of the trial portion of its patent infringement litigation once a trial date is set. This would be in addition to any appeal cost, if an appeal were required.

Depreciation. Depreciation expense included in operating expenses increased to approximately $1.1 million during the third quarter of 2006 compared with approximately $1.0 million during the third quarter of 2005 primarily due to the increased amount of tobacco cured in the Company’s StarCured® tobacco curing barns. The tobacco curing barns are depreciated during the third and fourth quarters of each year when they are used to cure tobacco. In 2005, the amount of tobacco cured in the StarCured® tobacco curing barns decreased significantly, as a result of the lifting of controls on the production of tobacco and the elimination of price supports under the tobacco buyout legislation that went into effect in 2005. Tobacco curing rebounded in 2006 and the use of our StarCured® barns increased by approximately 20%. Since depreciation is calculated based on a units of production method, depreciation costs also increased. During the third quarter of 2005, the Company also wrote-down the value of its tobacco curing barns by approximately $2.1 million to reflect the then-current market value of the barns. Tobacco curing barn prices rebounded substantially in early 2006 consistent with the increased demand for tobacco, so that the Company’s StarCured® tobacco curing barns are now carried at a value that is substantially below their current market value.

Research and Development Expenses. There were de minimis research and development costs of approximately $38,000 during the third quarter of 2006 and $28,000 during the third quarter of 2005. Consistent with its efforts to cut costs, the Company deferred certain research projects in the last half of 2003 and in 2004, 2005 and 2006. The Company expects to maintain its spending on research at a de minimus level, while it continues to concentrate on the preparation for the ongoing trial of its patent infringement litigation. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred as a result of its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. The Company hopes to renew its research and development efforts in 2007, subject to the availability of funds.

Impairment loss on the tobacco curing barns. During the third quarter of 2005, the Company wrote-down the value of the tobacco curing barns by approximately $2.1 million to their current appraised market value. During the third quarter of 2006, there was no write-down of the value of the tobacco curing barns because the tobacco curing barn market has improved consistent with the increase in the demand for tobacco in 2006.

Interest Expense. The Company had interest expense of approximately $0.5 million and interest income of approximately $0.5 million in the third quarter of 2006. This compares to interest expense of approximately $0.1 million and interest income of approximately $0.4 million in the third quarter of 2005. The higher interest expense in the third quarter of 2006 resulted primarily from interest on the long-term notes from B&W. On January 1, 2006, the Company began paying interest and principal on its long-term notes from B&W, which as of January 1, 2006, had a principal balance of approximately $20 million. The higher interest income during the third quarter of 2006 was primarily due to increased interest income from the Company’s MSA escrow fund. The Company receives for its own account the current interest on the amounts in escrow.

Net Loss. The Company had a net loss of approximately $3.6 million for third quarter of 2006 compared with a net loss of approximately $9.5 million in the third quarter of 2005. The net loss in 2006 primarily reflects the impact of a continued downward trend in sales offset in the quarter by an increase in prices and a reduction in the cost of manufacturing a carton of cigarettes. The net loss in 2005 included a one time impairment loss on the tobacco curing barns of approximately $2.1 million and the USDA charge for the Company’s portion of the Commodity Credit Corporation loan losses of approximately $1.1 million.

In the third quarter of 2006, the Company had a basic and diluted loss per share of $(0.05) compared to a basic and diluted loss per share of $(0.13) in the same period in 2005.

First Nine Months of 2006 Compared with First Nine Months of 2005

Net Sales. During the first nine months of 2006, the Company’s cigarette sales decreased approximately $12.2 million or 29.1% to approximately $28.5 million from approximately $40.7 million for the first nine months of 2005, reflecting lower overall sales offset somewhat by higher pricing on cigarette sales. The decline in cigarette sales is attributable primarily to operating in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota, and efforts to limit sales in MSA states. The Company sold approximately 715 million cigarettes during the first nine months of 2006, compared with sales of approximately 1.0 billion cigarettes during the first nine months of 2005, representing a decrease of approximately 28.5%. The average sales price per carton was approximately $7.90 per carton during the first nine months of 2006 compared to approximately $7.55 per carton during the first nine months of 2005. Thus, the decline in net sales reflected primarily the decline in unit sales, even though those decreased sales were offset somewhat by an increase in the average sales price.

During the first nine months of 2006, the Company’s unit shipments for ARIVA® and STONEWALL Hard Snuff® increased by approximately 43%, from 863 cases in the first nine months of 2005 to 1,234 cases in the first nine months of 2006. Revenue increased to approximately $0.3 million in the first nine months of 2006 compared to approximately $0.2 million during the first nine months of 2005. However, sales revenue of ARIVA® and STONEWALL Hard Snuff® continue to be de minimis. Currently, the Company believes that there are more than 10,000 retail locations nationwide which have either STONEWALL Hard Snuff®, ARIVA®, or both available and the Company has been seeking to increase the number of chain stores carrying the products in 2006.

Gross Profits. Gross profit decreased approximately $0.6 million or approximately 11.0% in the first nine months of 2006, to approximately $4.7 million from approximately $5.3 million in the first nine months of 2005. The decrease was due primarily to a decrease in volume offset somewhat by higher pricing. The average sales price per carton was approximately $7.90 per carton during the first nine months of 2006 compared to approximately $7.55 per carton during the first nine months of 2005. There was an increased cost of approximately $0.50 per carton as a result of the tobacco farmer buyout legislation in both 2005 and 2006. In addition to the $0.50 per carton charge, the USDA in August 2005 assessed the Company a charge of $1.1 million for its portion of the Commodity Credit Corporation loan losses on tobacco and administrative costs. The USDA permitted the Company to pay this amount over six quarters in installments of approximately $190,000 per quarter, but because the USDA assessed this amount in the third quarter of 2005, the Company expensed the full amount during that quarter notwithstanding that payments would be spread over the next six quarters. The USDA expense for the first nine months of 2006 was $1,400,531 while the same expense during the first nine months of 2005 was $4,377,859, which included the Commodity Credit Corporation loan loss charge of $1.1 million.

Federal excise tax remained at $3.90 per carton during both 2006 and 2005.

For discount cigarette sales during the first nine months of 2006, the Company increased its average cost-of-goods sold by approximately 33.9%, to a blended average of approximately $2.29 per carton, compared with a blended average cost of $1.71 per carton during the first nine months of 2005. This reflected both increases in manufacturing costs and the impact of lower volumes.

Cigarettes and smokeless products both experienced increased manufacturing costs charged to cost of sales due to adoption of FAS 151 effective January 1, 2006, and the impact of a reduction in normal capacity of production expected by management.

Total Operating Expenses. Total operating expenses decreased by approximately $6.5 million to approximately $13.8 million for the first nine months of 2006 from approximately $20.3 million for the first nine months of 2005. During these same periods, general and administrative costs decreased by approximately $2.3 million, while marketing and distribution costs fell by approximately $1.9 million. Research and development costs remained approximately the same during both periods. Depreciation costs decreased by approximately $0.3 million in the first nine months of 2006 as compared to the first nine months of 2005. During the third quarter of 2005, the Company wrote-down the value of its tobacco curing barns by approximately $2.1 million to their then-current market value. Tobacco curing barn prices rebounded substantially in early 2006, consistent with the increased demand for tobacco.

Marketing and Distribution Expenses. Marketing and Distribution expenses totaled approximately $4.6 million for the first nine months of 2006, a decrease of approximately $1.9 million over the expense of approximately $6.5 million in the first nine months of 2005. This decrease was primarily due to the restructuring of the sales force which was accomplished at the end of 2005. It also reflects decreases in marketing and transportation costs as a result of the volume reductions, offset partly by higher shipping rates due to increases in fuel costs.

General and Administrative Expenses. General and Administrative Expenses totaled approximately $8.0 million for the first nine months of 2006, which is a decrease of approximately $2.3 million from the approximately $10.3 million in the first nine months of 2005. During the first nine months of 2006, legal costs were approximately $0.6 million compared with approximately $2.4 million of legal expenses during the first nine months of 2005. The majority of the legal costs during the first nine months of 2005 were incurred in connection with the Company’s litigation against RJR for patent infringement. These costs were significantly reduced in 2006 while the Company awaits the ruling from the Court on the inequitable conduct defense tried to the Court in early 2005 and two summary judgment motions that were fully were briefed as of March 2005. Once a trial date is set for the remainder of its patent infringement suit, the Company anticipates that the additional expense related to the jury portion of the trial will be approximately $1 million. This would be in addition to any appeal cost, if an appeal were required prior to the completion of a trial.

Depreciation. Depreciation expense included in operating expenses decreased by approximately $0.3 million to $1.1 million for the first nine months of 2006, compared with $1.4 million in the first nine months of 2005. The tobacco curing barns are depreciated during the third and fourth quarters of each year, and this is the primary depreciation expense during the quarter. In 2005, the amount of tobacco cured in the Company’s StarCured® tobacco curing barns decreased significantly, as a result of the lifting of controls on the production of tobacco and the elimination of price supports under the tobacco buyout legislation that went into effect in 2005. Tobacco curing rebounded in 2006 and the use of our StarCured® barns increased by approximately 20%. Since depreciation is calculated based on a units of production method, depreciation costs relating to the barns also increased. During the third quarter of 2005, the Company also wrote-down the value of its tobacco curing barns by approximately $2.1 million to reflect the then-current market value of the barns. Tobacco curing barn prices rebounded substantially in early 2006 consistent with the increased demand for tobacco, so that the Company’s StarCured® tobacco curing barns are now carried at a value that is substantially below their current market value.

Research and Development Expenses. There were de minimis costs of approximately $62,000 during the first nine months of 2006 and $98,000 during the first nine months of 2005. Consistent with its efforts to cut costs, the Company deferred certain research projects in the last half of 2003 and in 2004, 2005 and 2006. The Company expects to maintain its spending on research at a de minimus level, while it continues to concentrate on the preparation for the ongoing trial of its patent infringement litigation. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred as a result of its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. The Company hopes to renew its research and development efforts in 2007, subject to the availability of funds.

Impairment loss on the tobacco curing barns. During the third quarter of 2005, the Company wrote-down the value of the tobacco curing barns by approximately $2.1 million to their then-current appraised market value. During the first nine months of 2006, there was no write-down of the value of the tobacco curing barns because the tobacco curing barn market has improved substantially consistent with the increase in the demand for tobacco during 2006.

Interest Expense. The Company had interest expense of approximately $1.5 million and interest income of approximately $1.4 million in the first nine months of 2006. This compares to interest expense of approximately $0.5 million and interest income of approximately $1.0 million in the first nine months of 2005. The higher interest expense in the first nine months of 2006 resulted primarily from interest on the long-term notes from B&W. On January 1, 2006, the Company began paying interest and principal on its long-term notes from B&W, which as of January 1, 2006, had a principal balance of approximately $20 million. The higher interest income during the first nine months of 2006 was primarily due to increased interest income from the Company’s MSA escrow fund. The Company receives for its own account the current interest on the amounts in escrow.

Loss on Conversion of Long-Term Debt to Equity and Write-off of Note Receivable Officer. In 2005, the Company had a $4,833,466 loss on the conversion of debt into equity in the first quarter and a loss of approximately $1.8 million in the second quarter due to a write-off of $1.7 million of principal on a $2.0 million 85% non-recourse note from an officer as well as approximately $0.1 million of accrued interest associated with that officer’s note. There were no similar losses in the first nine months of 2006.

Net Loss. The Company had a net loss of approximately $9.1 million for first nine months of 2006 compared with a net loss of approximately $21.0 million in the first nine months of 2005. The net loss for the first nine months of 2006 primarily reflects the impact of a continued downward trend in sales and an increase in the cost of manufacturing a carton of cigarettes, offset partially by an increase in pricing. In addition to losses related to its ongoing operations, the loss in 2005 also reflected an approximate $4.8 million loss on the conversion of debt into equity, an approximate $1.8 million loss due to the write-off of the note receivable due to officer, an impairment loss on the write-down of the Company’s tobacco curing barns of approximately $2.1 million, and the one-time USDA charge for its portion of the Commodity Credit Corporation loan losses of approximately $1.1 million.

In the first nine months of 2006, the Company had a basic and diluted loss per share of $(0.12) compared to a basic and diluted loss per share of $(0.29) in the same period in 2005.

Liquidity and Capital Resources

Overview

As of September 30, 2006, we had working capital of approximately $5.3 million. Future cash needs over the near term include:

•	litigation costs in connection with the trial portion of our patent infringement case against RJR, the first part of which was tried from January 31 to February 8, 2005. We expect the expense for the remaining portion of the trial to be approximately $1 million. This would be in addition to any appeal cost, if an appeal were required.

•	monthly payments of approximately $300,000 to B&W for combined principal and interest on restructured accounts payable, which was approximately $2.7 million as of September 30, 2006.

•	monthly principal and interest payments of approximately $340,000 per month in connection with the repayment of the Company’s long-term B&W debt which began in January 2006 and continue through December 2013.

•	monthly payments of approximately $170,000 for operating and capital leases;

•	quarterly payments of approximately $0.50 per carton under the tobacco quota buyout program which, as noted above, are being offset by increased prices and a final payment of approximately $190,000 at the end of 2006 for a separate assessment of approximately $1.1 million that was accrued and expensed in the third quarter of 2005 and that has been paid over six quarters; and

•	funding of other aspects of our current operations in light of continued operating losses.

In addition, certain contingencies exist that could require the Company to make significant cash payments, including challenging the Virginia Department of Taxation’s sale and use tax assessment of $988,564 with respect to our curing barns. An administrative proceeding relating to this challenge is expected to be concluded in 2007.

With the proceeds of the March 2006 $6.0 million stock sale and the proceeds from the $4.0 million exercise of warrants in July 2006, we anticipate that we will have sufficient funds to support our operations into the second quarter of 2007. It is anticipated that sales in 2006 will continue to be negatively impacted by continued pressure on the deep discount cigarette market in the four non-MSA states. Over the past year, the Company undertook a number of steps to address this decline in cigarette sales volume, including limiting the amount of promotional spending, consolidating and revamping the sales force in Texas and, to a lesser extent, in Florida and Minnesota, and downsizing the workforce at our Petersburg, Virginia, cigarette factory. Sales in the third quarter of 2006 improved compared with the third quarter of 2005 and the first and second quarters of 2006, but we still suffered a net loss for the quarter. Given our continued losses, absent the successful completion of our ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, a substantial improvement in revenues from smokeless tobacco products, or a significant improvement of the expected volume of sales of cigarettes, we believe that it will be necessary to pursue additional sources of funds by the second quarter of 2007. However, depending upon market conditions and the price of our common stock, we may decide to seek additional funds before the second quarter of 2007.

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

Summary of Balances and Recent Sources and Uses

As of September 30, 2006, we had working capital of approximately $5.3 million, approximately $7.2 million in cash and cash equivalents and approximately $4.5 million of accounts receivable, compared to working capital of approximately $8.7 million, approximately $11.5 million in cash and cash equivalents, and approximately $2.4 million in accounts receivable, as of December 31, 2005.

Net Cash Used In Operating Activities. In the first nine months of 2006, approximately $7.6 million of cash was used in operating activities compared to approximately $11.2 million of cash used in operating activities during the first nine months of 2005. Primarily, this difference was due to the lower sales and higher cost of goods sold, offset somewhat by higher pricing on cigarette sales.

Net Cash Used In Investing Activities. During the first nine months of 2006, there was minimal cash used by investing activities. During the first nine months of 2005, there was approximately $0.1 million of cash generated by investing activities primarily due to the release of a deposit.

Net Cash From Financing Activities. During the first nine months of 2006, approximately $4.3 million was generated by financing activities versus approximately $22.5 million in the first nine months of 2005. The funds generated during 2006 were from the $4.5 million in net proceeds from the $6.0 million sale of common stock in March 2006 and the $4.0 million from the exercise of warrants in July 2006, net of $4.2 million of payments on long-term debt and capital lease obligations. The remaining balance of $1.5 million from the March sale of common stock was paid on October 2, 2006 and is reflected as “common stock subscription receivable” in stockholders’ equity in the accompanying condensed consolidated September 30, 2006 balance sheet. In the first nine months of 2005, approximately $26.2 million was generated from sales of common stock. During the first nine months of 2006, approximately $4.2 million was used to make payments on notes payable and capital leases compared with approximately $3.9 million during the first nine months of 2005.

Net Cash Used in MSA Escrow Payments. As of September 30, 2006, we had approximately $38.3 million in escrow. In April 2006, we deposited approximately $1 million of our total 2005 escrow obligation of approximately $1.3 million and have made additional deposits of approximately $0.02 million as quarterly payments for sales in 2006. The lower amount deposited for 2005 sales was a direct result of decreased sales in MSA states.

Cash Demands on Operations

We continue to experience operating losses which if not reversed will continue to negatively impact on our working capital. For the third quarter of 2006, sales of our discount cigarettes totaled approximately $10.5 million, an increase of approximately $2.3 million or 28.6%, from approximately $8.1 million during the third quarter of 2005. However, we still had an operating loss in the third quarter of $3.6 million. Sales revenue of our smokeless products continue to be de minimis, although unit sales increased in the third quarter by approximately 64% over comparable sales of smokeless tobacco in the third quarter of 2005. Our net working capital and results of operations do not reflect our obligation to make MSA escrow deposits for 2006 sales, which we must make in April 2007 or in quarterly payments in certain states in 2006.

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

Our inability to improve operations or to raise funds by the second quarter of 2007 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

Contingent Liabilities and Cash Demands

B&W Agreements. Under the Restated Master Agreement between the Company and B&W, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we owe B&W approximately $18.1 million of principal as of September 30, 2006. As of January 1, 2006, interest began to accrue on this debt, payable monthly at prime plus 1%, and principal is due in 96 monthly installments of approximately $208,000. The debt is secured by tobacco leaf inventory and certain tobacco curing barns. Once the outstanding loan balance is reduced to $10 million, the collateral will be released by B&W.

In addition, we have an obligation of approximately $2.7 million payable to B&W as a result of restructured accounts payable. That debt is being repaid through monthly principal payments of $250,000, plus interest at prime plus 1% on the outstanding balance. Principal and interest payments on both of these obligations total approximately $600,000 a month.

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

Master Settlement Agreement. The MSA escrow deposit for 2006 sales is due on or before April 15, 2007, except for any quarterly payments required in a number of the MSA states. In 2005, our sales of cigarette decreased approximately 30% from 1.8 billion units to 1.3 billion units and we sought to continue our focus on sales in the four non-MSA states, in which we are not obligated to make escrow payments. Notwithstanding these facts, we continued to make some sales to customers in MSA states and have had escrow obligations for indirect sales made by our direct customers. As of June 30, 2006, we had deposited into escrow a net amount of approximately $38.3 million for sales of cigarettes in MSA states during the period 1999-2006. We deposited a total amount for 2005 sales of approximately $1.3 million, including approximately $1.0 million which was deposited into escrow in April 2006. After April 2006, we deposited approximately $0.02 million as quarterly payments for 2006 sales. This compares to a net amount of approximately $3.9 million that we deposited for 2004 sales. To minimize the impact of the MSA obligations on our liquidity, we have successfully focused our cigarette sales primarily in the four non-MSA states and have enhanced our efforts to prevent our cigarettes intended for the non-MSA states from being diverted into MSA states. As a result our MSA escrow payments have decreased 81% since 2003 and we expect a further reduction in our MSA escrow costs this year. Thus, in the near term we will continue to make some MSA escrow deposits, but expect that these amounts will continue to decrease based on information we have on direct sales in MSA states and the level of indirect sales by our customers to MSA states.

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

Internal Revenue Service Examination. In 2004, we were notified that our 2001 tax return had been selected for examination by the Internal Revenue Service (“IRS”). In the course of its conduct of this examination, the IRS has expanded the scope of the examination to include all of our returns that have been filed for the years ended December 31, 2002 through 2004. In 2005, our request for a private letter ruling, which related to the years under IRS examination, was resolved generally in our favor. The statute of limitations for taxable years 2001 and 2002 have been extended by mutual agreement through September 15, 2007. We have provided all information requested by the IRS in connection with its examination. The IRS may request additional information as the examination is ongoing. Accordingly, since our returns for such years are currently under examination, it is reasonably possible that adjustments may be proposed that result in liability to the Company. We believe that the returns filed for such years are substantially correct. However, in the absence of any indication of whether adjustments will be asserted, we cannot reasonably estimate a range, if any, of potential liability.

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

Development Grants. On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In its response, the Company requested that the grant be extended for an additional year, given certain delays which have been encountered in connection with the launch of its smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA which sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. In late October 2006, the Company received a request for a further update on the status of this grant. The Company is in the process of updating its prior response and to request a further extension of the grant. Depending on the level of investment and hiring recognized by the State, the Company may be required to return some or all of the $300,000 in grant funding, but the Company’s management does not anticipate that the Company will be required to repay this amount.

Conclusion

With the proceeds of the March 2006 $6.0 million stock sale and the proceeds from the $4.0 million exercise of warrants in July 2006, we anticipate that we will have sufficient funds to support our operations into the second quarter of 2007. However, absent the successful completion of our patent infringement litigation, the exercise of outstanding warrants, a substantial improvement in revenues from smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, we expect that we would need to pursue additional sources of funds by the second quarter of 2007. However, depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before the second quarter of 2007. We began the trial of our patent infringement litigation in January 2005, and assuming we are successful in defeating RJR’s inequitable conduct defense, which has been tried to the Court, and two pending Motions for Summary Judgment, we expect to complete the trial of our patent infringement case shortly after the Court rules on the outstanding defense and Motions for Summary Judgment. Also, we expect to continue to pursue opportunities for licensing our smokeless tobacco products, expanding our sales and marketing efforts and efforts to improve our existing very low-TSNA smokeless products, particularly if we obtain additional funds from the exercise of outstanding warrants. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Our inability to improve operations or to raise funds by the second quarter of 2007 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

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

During the third quarter of 2006 the Company made changes to several of its internal controls and adopted several new controls, including new key controls, to reflect enhancements of existing controls and to document procedures that were in place, but not previously documented in the Company’s disclosure controls and procedures. The areas that were addressed in this review included: the documentation of FAS 123(R); accounting for complex equity funding arrangements; the impairment analysis for fixed assets; the supporting documentation for disbursements; the preparation of disclosure checklists; the valuation of inventory; and the analysis of the collectability of accounts receivable. The Company also identified the areas described below for improvements in internal control over financial reporting and, as described below, the Company made changes to its policies and procedures that are intended to strengthen its disclosure controls and procedures, as well as its internal control over financial reporting.

In conjunction with the testing of its internal controls and procedures, the Company identified (1) the proper period accounting for liabilities and (2) the adequacy of supporting documentation for cash disbursements of the Company as areas where further improvements in internal controls were warranted. To strengthen controls in these areas, management established additional controls and internal control processes. These controls currently include, among other things, the adoption of policies pursuant to which the following procedures will be performed:

•	Proper Period Accounting for Liabilities. In the past, certain expenditures were not accrued in the proper period. The Company is currently revising its financial policies and procedures related to proper cutoff procedures at the end of a period.

•	Providing supporting documentation. In the past, certain expenses, primarily expense reports and American Express bills, were approved, but did not always have original receipts and detailed business explanations to properly document the expenses in accordance with the Company’s Financial Policies and Procedures. Training and communication of the current policies were instituted to ensure the proper documentation of these expenses and approving authorities were made aware of the requirements for proper receipt and documentation. Further, the financial policies and procedures were modified as of August 1, 2006 to allow for proper written documentation of expenses and the attachment of as many receipts as possible.

The Company has communicated to the Audit Committee and its auditors the above changes to internal controls over financial reporting and has provided documentation to its auditors to substantiate the changes made from August 2006 to October 2006.

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

On August 17, 2004, Star was informed that the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis. Judge Garbis over the next several months issued a series of orders concerning various aspects of the case. These orders set an initial trial date of January 24, 2005, permitted additional discovery of certain defenses raised by RJR and the filing of two additional Motions for Summary Judgment. Subsequently, the Court ordered that it would bifurcate RJR’s defense of inequitable conduct before the patent office and would have that defense tried before Judge Garbis beginning on January 31, 2005. That portion of the case was tried during the period January 31, 2005 to February 8, 2005. At the conclusion of the bench trial, the Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it rules on the two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005. In a letter to counsel dated October 18, 2006, Judge Garbis stated that he would “endeavor to get the opinions issued before the end of November, and, hopefully, rather sooner”. If the Court denies RJR’s inequitable conduct defense and the motions for summary judgment, then the Company expects that the remainder of the case will be set for a jury trial shortly thereafter. If the Court were to grant RJR’s inequitable conduct defense or either of its Summary Judgment Motions, then the Company would immediately appeal that decision to the US Court of Appeals for the Federal Circuit.

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

On July 14, 2006, the Company entered into security purchase agreements with two investors under which they exercised 2 million warrants for $4.0 million and also received new warrants for 2 million shares of the Company’s common stock at an exercise price of $3.00 per share, which are exercisable within five years of the grant date. The Company can require the warrant holders to exercise the warrants if the price of the Company’s common stock exceeds $5.00 per share as quoted on the Nasdaq Global Market for twenty consecutive days. This transaction was completed pursuant to an exemption from registration under the Securities Act. In connection with the issuance of the warrants, the Company filed a registration statement covering the resale of the warrant shares which became effective on August 30, 2006.

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

STAR SCIENTIFIC, INC.

Date: November 8, 2006	/s/ CHRISTOPHER G. MILLER
Authorized Signatory and Chief Financial Officer