Form 10-K
period 2006-12-31
STAR SCIENTIFIC INC
filed 2007-03-16
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, on accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 30, 2006 was approximately $121,075,458. Shares of voting stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each class of common equity as of March 1, 2007: 79,287,714 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III, Items 10, 11, 12, 13 and 14 of an amended Annual Report on Form 10-K/A of the Registrant, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Through its StarCured® tobacco curing program in the period 1999-2003, the Company purchased or arranged for the purchase of very low-TSNA flue-cured tobacco (cured by farmers using the StarCured® tobacco curing process), for resale to Brown & Williams Tobacco Corporation (“B&W”). As described below in “Segments and Products — Leaf Tobacco”, the Company suspended the purchase and sale of such low-TSNA flue-cured tobacco in 2004. Because of its inability to purchase tobacco from its participating farmers, the Company in 2007 has sought to disband its StarCured® tobacco curing program and to sell the tobacco curing barns that were being maintained by the participating farmers to those farmers or to other third parties. In March 2007, the Company closed on the sale of approximately 960 of its tobacco curing barns and anticipates completing sales of a total of approximately 990 curing barns this month.

Historically, the vast majority of the Company’s revenues have been generated through the sale of its discount cigarettes which are currently sold under the brands: SPORT®, MAINSTREET® and G-SMOKE®. In 2004, in order to consolidate its brands, the Company phased out its VEGAS® brand. Although cigarette sales have continued to be its most significant source of revenue, cigarette sales have decreased each year since 2000 and its long-term focus over the last several years has been on low-TSNA smokeless tobacco products. ST’s cigarettes are sold through approximately 73 tobacco distributors throughout the United States. However, the Company has sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas where it does not incur escrow obligations under the tobacco Master Settlement Agreement (“MSA”) and has successfully limited sales in the MSA states.

Star Scientific’s long-term focus continues to be the research, development and sale of products that expose adult tobacco users to lower levels of toxins. The Company’s overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. The Company fully accepts the evidence that links smoking tobacco with a variety of diseases and premature death and believes that it is highly unlikely that the health risks of smoked tobacco can be completely eliminated. Star believes it was the first company to state unequivocally that “there is no such thing as a safe cigarette”, and to affix to the back of the package of its first premium low-TSNA product, Advance®, a package “onsert” which contained not only scientifically verified comparative content data, but also additional health warnings. Nevertheless, in a world where an estimated 1.3 billion people smoke and use other conventional tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, the Company believes that it has a corporate responsibility to continue to expand its research and development efforts to manufacture tobacco products in the least hazardous manner possible, given available technology, particularly through the StarCured® tobacco curing process. (See “Research and Development” below.) However, since the last half of 2003, the Company has deferred such research projects due to its cost-cutting efforts and has concentrated its resources and efforts on its patent infringement lawsuit against R.J. Reynolds Tobacco Company (“RJR”). The extent of future research efforts will depend, in part, on the results of the RJR litigation.

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

The Company is the exclusive licensee of two patents that are the subject of its ongoing lawsuit against RJR. The United States District Court for the District Court of Maryland in the RJR patent infringement litigation in January issued a decision holding that the patents in issue in this case which relate to methods to substantially prevent the formation of TSNAs are invalid because they are indefinite as to the term “anaerobic condition”. That decision and a related ruling will be appealed to the United States Court of Appeals for the Federal Circuit once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered or if leave is granted to file an interlocutory appeal in the interim. The outcome of this litigation is crucial for the Company with respect to its ability to expand the value of its patents and is currently the primary focus of the Company’s efforts to defend and enforce its intellectual property rights. See “Legal Proceedings” under Item 3 for more information on the RJR patent infringement action and see “Factors That May Affect Future Results” under Item 1 for further information on the importance of defending the Company’s intellectual property rights.

The Company believes it has the technology through its patent rights to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to the lowest possible levels. Further, the Company has demonstrated through the StarCured® barn program that its method for curing tobacco using the StarCured® tobacco curing process can be scaled up to meet broad commercial needs in the United States and abroad. Given the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens, the Company’s focus over the last five years has centered on the development and commercialization of very low-TSNA, non-fermented smokeless tobacco products that can be used as alternatives to cigarettes in situations where adult tobacco users either cannot or choose not to smoke. The Company expects that in the future its focus will continue to be on the development and sale of very low-TSNA non-fermented smokeless tobacco products, as well as on encouraging other tobacco manufacturers to sublicense the StarCured® tobacco curing technology to produce very low-TSNA tobacco (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below), provided the Company is successful in its current appeal concerning these patents and eventually establishing the enforceability of the patents relating to this process. The Company actively markets two very-low TSNA products: (1) ARIVA®, a compressed powdered tobacco “cigalett®”; and (2) STONEWALL Hard Snuff®, a non-fermented, spit-free™ “hard tobacco” product for moist snuff users. The tobacco in each of the Company’s smokeless products is 100% StarCured® very low-TSNA tobacco. Previously, the Company had manufactured a low-TSNA moist snuff (Stonewall® moist snuff) and a low-TSNA dry snuff (Stonewall® dry snuff). With the introduction of STONEWALL Hard

Snuff®, the Company discontinued the manufacture of Stonewall® moist snuff and has not been actively marketing Stonewall® dry snuff. To date, ARIVA® and STONEWALL Hard Snuff® have not generated significant revenues. The Company’s smokeless products are described in greater detail in “Segments and Products – Smokeless Tobacco”.

Star and B&W had been party to multiple, substantial commercial relationships for a number of years. These included arrangements with respect to the financing of StarCured® tobacco curing barns, purchases of StarCured® tobacco by B&W, and licensing arrangements related to StarCured® tobacco, other low-TSNA tobacco, and very low-TSNA cigarettes and smokeless tobacco products. See discussion in “Relationship with B&W” below regarding the history of the Company’s contractual arrangements with B&W, and the impact of the combination of the operations of B&W and RJR in 2004.

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

Under a Letter Agreement with Star, dated August 14, 2003 (the “Letter Agreement”), B&W agreed to purchase 15 million pounds of tobacco directly from the Company’s StarCured® farmers in 2003 and was relieved of its obligation to purchase tobacco from Star in the future. B&W further agreed to extend the Company’s loan repayment schedule for certain StarCured® barns that it financed from 60 months to 96 months. As a result of this extension, the balance of the notes are payable by the Company in equal consecutive monthly installments that began on January 3, 2006.

Beginning in 2004, Star notified its StarCured® farmers that since B&W was no longer obligated to purchase all of the tobacco produced by its participating StarCured® farmers, the Company could not commit to purchase tobacco from the StarCured® farmers. In 2004 and each year thereafter, Star advised its participating StarCured® farmers that they could use the StarCured® tobacco curing barns during the upcoming growing season, but that they would need to make arrangements to sell their tobacco to other parties. In 2005, following the lifting of controls on the production of tobacco and the elimination of price supports under Federal tobacco buyout legislation, the amount of tobacco cured in the StarCured® tobacco curing barns decreased significantly. In 2005, the Company wrote down the value of the tobacco curing barns by approximately $2.5 million to reflect the then-current value of the barns. In 2006, the production of tobacco rebounded and this resulted in an increase in the appraised value of the Company’s tobacco curing barns. Because the RJR business combination with B&W and ongoing uncertainties resulting from the current patent litigation have disrupted the Company’s ability to guarantee purchase of tobacco from farmers using these barns and because of the need for funding to support the ongoing patent litigation, the Company in 2007 sought to disband its StarCured® tobacco curing program and to sell the tobacco curing barns that were being maintained by the participating farmers to those farmers or to other third parties. In March the Company sold approximately 960 of its tobacco curing barns and anticipates completing sales of a total of approximately 990 curing barns this month.

Smokeless Tobacco Products

Over the past six years, the Company has been engaged in the development of very low-TSNA, non-fermented smokeless tobacco products that could provide adult tobacco users with a viable alternative to cigarettes for use in situations and environments where they cannot smoke or when they choose not to smoke. This development effort was encouraged by the Company’s Scientific Advisory Board and other independent scientific, medical, and public health advisors who urged Star to accelerate the development of smokeless products using 100% StarCured® very low-TSNA tobacco, because smokeless products have far fewer toxins than conventional cigarettes. Cigarette smoke contains more than 4,000 chemical compounds, 43 of which are known to be carcinogenic. A number of respected scientists and researchers throughout the World believe that the only major or prevalent biologically significant carcinogenic toxins in non-fermented smokeless tobacco are the TSNAs, particularly the NNNs and NNKs.

In September 2001, the Company introduced its first two very low-TSNA snuff products (a moist and a dry snuff) under the brand name Stonewall®. In November 2001, Star introduced ARIVA® cigalett® pieces as its first hard tobacco smokeless tobacco product. ARIVA® is a compressed powdered tobacco product designed to dissolve completely in the mouth without leaving any residue or requiring expectoration. Star’s sales of ARIVA® have been de minimis since its introduction compared to cigarette sales. In an effort to market a hard tobacco product to adult tobacco users who are familiar with using smokeless tobacco products, the Company during the second quarter of 2003 introduced a non-fermented spit-free™ “hard tobacco” product for moist snuff users, called STONEWALL Hard Snuff®, which is made from non-fermented 100% low-TSNA StarCured® tobacco plus natural and artificial flavorings, as well as other ingredients. In light of its increased emphasis on hard tobacco products, the Company discontinued the manufacturer of Stonewall® moist snuff and has not sought to actively market Stonewall® dry snuff.

ARIVA® and STONEWALL Hard Snuff® are currently marketed nationwide by ST through both its network of established tobacco distributors and through new distributors that ST has not previously utilized to market its cigarette products. In addition, the Company has introduced ARIVA® and STONEWALL Hard Snuff® through direct arrangements with several national retail chains, including CVS and RiteAid drug store chains and through other national distributors experienced with consumer products. While the Company’s sale of both ARIVA® and STONEWALL Hard Snuff® increased in 2006, sales continue to be de minimis compared to cigarette sales. The Company expects that the successful marketing of ARIVA® and STONEWALL Hard Snuff® on a broad basis will require the expenditure of substantial funds, which the Company will need to obtain from external financing, the availability of which cannot be assured. (See “Liquidity and Capital Resources” under Item 7 for more information on the Company’s liquidity.) In 2001, the Company entered into an agreement with B&W (the Hard Tobacco Agreement) to test market a very low TSNA smokeless tobacco product. This Hard Tobacco Agreement was terminated in December 2004. In the second quarter of 2004, the Company entered into an agreement with another tobacco manufacturer for the licensing of low-TSNA hard tobacco. Under that agreement, the manufacturer conducted an initial assessment of a hard tobacco product in 2004, but did not conduct a further test market as envisioned under the agreement. During 2006, the Company developed new “natural” flavors of hard snuff and conducted consumer preference studies for that product. The Company in early 2007 introduced this flavor in test market as STONEWALL® Natural Hard Snuff and anticipates supporting that effort with increased marketing.

There were no export sales of smokeless tobacco products by the Company in 2006.

Discount Cigarettes

Traditionally, sales of discount cigarettes have represented the substantial majority of ST’s revenues and although the Company’s sale of discount cigarettes has experienced a decline since 2000, such sales have continued to be the Company’s primary revenue source. ST currently sells three brands of discount cigarettes through approximately 73 tobacco distributors throughout the United States. With the continued decrease in the volume of its cigarette sales, and in light of the Company’s desire to place its long-term focus on smokeless products associated with low-TSNA tobacco, the Company has continued to evaluate the viability of its discount business even though these discount brands accounted for approximately 100% of the Company’s net sales during 2005 and 2006. of its business and has been focused on transitioning from the smoked tobacco business to the sales of very low-TSNA smokeless tobacco products and the licensing of its technology for producing low-TSNA tobacco and related products. These cigarettes, which are sold as discount brands, accounted for approximately 100% of the Company’s net sales in both 2005 and 2006. ST does not engage in extensive advertising or marketing programs for its cigarette products, but relies primarily upon communications with distributors, product placement by its field sales force (the field sales force focuses primarily on placing ST’s products with retailers in the four non-MSA states, Florida, Minnesota, Mississippi and Texas), pricing appropriate for discount cigarettes, and, to a lesser extent, brand recognition, product appearance and taste in order to compete in the marketplace. ST has chosen to focus its cigarette sales in the four non-MSA states because sales in those states are not subject to MSA escrow obligations and has successfully limited sales in the MSA states. (See “Liquidity and Capital Resources” under Item 7 and “Tobacco Master Settlement Agreement” under “Government Regulation” for a more detailed description of the cash implications of making payments into the MSA escrow accounts.) ST has avoided any marketing or advertising efforts aimed at young persons, and the Company is committed to keeping its products out of the hands of youngsters. There were no export sales of cigarettes by the Company in 2006. In 2004, in order to consolidate its brands, the Company phased out its VEGAS® brand of cigarettes.

Presently, the Company uses a blend of “cut rag” tobacco in its discount cigarettes, but no StarCured® tobacco. The Company formerly included StarCured® very low-TSNA tobacco in its discount cigarettes, but discontinued this practice in 2002 in favor of using less expensive tobacco because it was not economically feasible to continue to use more expensive StarCured® tobacco in the highly cost-competitive market in which its cigarette products are sold, particularly in light of the impact of the MSA on the sales of its cigarette products. The Company has continued to use its StarCured® tobacco in all of its smokeless tobacco products.

Prior Developmental Efforts

Low-TSNA Cigarettes

Star launched the first low-TSNA cigarette, Advance®, in October 2000. Advance® was the first conventional cigarette specifically manufactured to diminish the amount of exposure to highly carcinogenic TSNAs. The Advance® cigarette reduced additional toxic smoke constituents through a unique activated carbon/acetate filter. Advance® also differed from conventional premium brands because it provided adult tobacco consumers with enhanced health warnings (not required by the Surgeon General), on the back of the package and “onserts” that contained comparative content information and additional health-related information. In 2001, B&W initiated a test market of a version of the Advance® cigarette in Indianapolis, Indiana and expanded the test market to Phoenix, Arizona in 2004. Following the combination of B&W and RJR in 2004, the test market was discontinued.

Tobacco-Flavored Chewing Gum and Lozenges and Chewing Gum Containing Tobacco Extract

Prior to the decision to concentrate on the development of products for adult tobacco users that incorporate very low-TSNA StarCured® tobacco, the Company sought to develop both cessation products and a product intended to help patients who relapsed after a trial of smoking cessation to prepare for another cessation attempt. To aid this development, the Company secured two Investigational New Drug Applications (“IND”) from the FDA. While the initial results of the IND protocol testing of these products were positive, the Company determined that further testing as well as the preparation and submission of required marketing applications to the FDA would not only be costly and time consuming, and require a major scientific infrastructure which the Company did not have and could not afford at the time, but also that further development of these products would not be feasible without support from a major pharmaceutical company. While the Company has explored entering into a joint venture partnership or other technology license arrangement as a means to develop cessation related products, at this point in time the Company is focused on other objectives, as set forth above.

Sales and Marketing

Three of the Company’s officers, Mr. Jonnie R. Williams, Star’s Chief Executive Officer, Mr. David M. Dean, Star’s Vice President of Sales and Marketing, and Mr. Sheldon Bogaz, ST’s Vice President of Trade Operations, lead the Company’s sales and marketing activities. Mr. Mike Bujakowski, General Manager of Star Tobacco, supervises a staff of three regional sales managers who direct ST’s field sales force. The sales force currently consist of 32 sales personnel and merchandisers who are located primarily in Mississippi and Texas.

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

ST sells its smoked and smokeless tobacco products through approximately 117 tobacco distributors throughout the United States. Of these, approximately 73 are located in Florida, Mississippi, Minnesota, and Texas, where the Company’s sales force is now concentrated and where it does not have obligations to make payments into escrow under state qualifying statutes enacted pursuant to the MSA for sales of cigarette products. The distributors maintain state and, where applicable, municipal government tobacco product licenses, and apply state and/or local tax stamps when needed to resell the tobacco products. ST delivers its products directly to distributors mainly by common carrier trucks. ST’s distributor customers primarily serve convenience stores, gas stations and other outlets and retail stores. One customer, Starco Impex, Inc., doing business as Wholesale Outlet, accounted for 44.2% of ST’s consolidated revenues in 2006 and 65.6% of ST’s outstanding receivables as of December 31, 2006. While ST sells its smoked and smokeless tobacco products through approximately 117 tobacco distributors, the number of distributors selling the Company’s smoked tobacco products increased from approximately 67 in 2005 to 73 in 2006. ST’s shipment volume for discount cigarettes during 2006 decreased approximately

21% to 950 million units from 2005’s shipment volume of approximately 1.2 billion units, reflecting significant competition from other manufacturers, a continued commitment by the Company to concentrate the field sales force and sales efforts in the four non-MSA states where it does not have escrow obligations and the continued focus on its series of smokeless tobacco products. In marketing ARIVA® hard tobacco cigalett® pieces and STONEWALL Hard Snuff®, the Company has sought to position these products using many of the same distribution channels that it uses for its cigarette sales. As part of its marketing and distribution effort, the Company also has negotiated agreements with a number of national retail chains, including CVS and RiteAid drug store chains and other national distributors experienced with selling consumer products.

Purchasing

In 2000-2002, Star purchased its low-TSNA flue-cured tobacco for its leaf tobacco sales from approximately 200 participating tobacco farmers (“StarCured® farmers”) who cured their tobacco in specially designed StarCured® barns pursuant to long-term contracts entered into with the Company. There were no sales of tobacco leaf during 2003 because under the August 14, 2003 Letter Agreement with B&W, described previously in this report, B&W agreed to purchase StarCured® tobacco directly from the Company’s participating StarCured® farmers. Beginning in 2004, Star notified the participating StarCured® farmers that since B&W was no longer obligated to purchase StarCured® tobacco from the Company, it was not in a position to purchase tobacco from them, and that while the farmers could continue to use the StarCured® tobacco curing barns, they would have to find other buyers for their tobacco. Because of the disruption to its program caused by the RJR/B&W business combination, and the ongoing burden and expense of the pending patent litigation with RJR, the Company in 2007 sought to disband its StarCured® tobacco curing program and to sell the tobacco curing barns that were being maintained by the participating farmers to those farmers or to other third parties. In March 2007, the Company sold approximately 960 of its tobacco curing barns and anticipates completing sales of approximately 990 curing barns this month.

During 2006, ST purchased “cut rag” tobacco (tobacco that has been cut, processed and flavored to ST’s specifications for cigarettes) for its cigarettes from a third party supplier, which allowed ST to avoid having to dedicate substantial amounts of working capital to tobacco inventories (at the end of 2006, Star only inventoried enough tobacco for work-in-progress purposes) and to obtain less expensive tobacco. (See “Manufacturing” below for a description of the Company’s manufacture of cigarettes) ST continues to use all Virginia very low-TSNA flue-cured StarCured® tobacco in its smokeless tobacco products and believes that it will be able to obtain a sufficient supply of StarCured® tobacco for future needs from farmers who previously participated in the StarCured® tobacco curing program.

Since 2000, Star maintained a burley tobacco program with a number of burley farmers in Kentucky in conjunction with the Burley Tobacco Growers Cooperative Association, Inc. In 2006, as it had done over the past several years, the Company did not purchase any burley tobacco from the farmers participating in its burley program. In 2007, the Company notified the farmers participating in its burley program that it would remove these barns from Kentucky and seek to sell the barns. Star is currently in the process of relocating all of its Kentucky barns, so that they can be sold to farmers producing flue-cured tobacco.

Manufacturing

All of the flue-cured tobacco that the Company plans to use in Star’s smokeless tobacco products, but not in the Company’s discount cigarettes, has or will be cured in specially manufactured curing barns using the StarCured® tobacco curing process. The StarCured® tobacco curing process involves controlling certain conditions in the tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The tobacco curing barns were positioned on site at the farms of its participating StarCured® farmers. Approximately 975 barns were maintained by farmers who produce flue-cured tobacco and approximately 60 barns were located in Kentucky in connection with the research, development and testing of the StarCured® tobacco curing process for burley tobacco.

As noted above, the Company in 2007 has sought to disband its StarCured® tobacco curing program and to sell the tobacco curing barns that were being maintained by the participating farmers to those farmers or to other third parties. Under an Agreement with Star dated April 25, 2001, B&W agreed to finance all of the StarCured® tobacco curing barns. The initial loan balance for the barns was approximately $29 million as of April 2001. Since January 2006, the Company has been paying principal and interest on this debt and the loan balance as of December 31, 2006 was approximately $17.5 million, which is payable over the next seven years.

In early 2000, Star’s processing facility in Chase City, Virginia underwent a substantial expansion of its capacity to process significantly larger amounts of low-TSNA tobacco, to provide sufficient space for the installation of new equipment to be used in conjunction with the manufacturing of the Company’s smokeless tobacco products and to install a state of the art laboratory to test for TSNAs. This expansion allowed Star to process approximately 19 million pounds of StarCured® tobacco during each of the three growing season from 2000-2002, and approximately 15 million pounds in 2003. In 2004 and again in 2005, the Company arranged for the Flue-Cured Cooperative Stabilization Corporation to sublease the receiving portion of its facility for four months (August – November 2004) and to operate a tobacco marketing center there during those growing seasons. In 2006, the Company did not enter into a sublease for this space.

Since January 1, 2003, the Company has reduced cost of goods sold by resuming the in-house manufacturing of all of its cigarettes at its Petersburg, Virginia manufacturing facility and by reducing the cost for tobacco and filters used in its discount cigarettes. The Company anticipates that the manufacturing capacity in Petersburg should be sufficient to satisfy the manufacturing needs for its cigarettes for the foreseeable future, given its current manufacturing levels. The Company will continue to manufacture cigarettes until it can transition from its smoked tobacco business.

In 2002, Star installed at Chase City a high-speed manufacturing line in a portion of its Chase City, Virginia tobacco receiving building for the production of ARIVA® hard tobacco cigalett® pieces, Stonewall® dry snuff and STONEWALL Hard Snuff®. The Company does not anticipate ordering additional equipment for its smokeless tobacco products until the existing production line is operating at nearly full capacity. The Company also has a second facility in Chase City adjacent to its receiving station. This facility has approximately 91,000 square feet of space that can accommodate both manufacturing lines and an expanded testing facility, and has 9,000 square feet of office space located on approximately nine acres of land. This facility was purchased during 2002 by the Mecklenburg County and Chase City Industrial Development Authorities and they, along with Star, renovated the facility to Star’s specifications. Star entered into a long-term lease with an option to purchase this facility. The Company is currently evaluating its current manufacturing capacity in Chase City, given the continued de minimis sales of ARIVA® and STONEWALL Hard Snuff®.

The Company believes its manufacturing facilities provide more than sufficient capacity for it to meet the current demand for its very low-TSNA smokeless products, as well as to meet the demand for cigarette products.

Relationship with B&W

On October 12, 1999, the Company and B&W entered into a Master Agreement and entered into a Restated Master Agreement in April 2001. Under these agreements, B&W, among other things, agreed to purchase StarCured® tobacco.

In 2000-2002, Star produced and delivered to B&W approximately 19 million pounds of very low-TSNA StarCured® tobacco annually. In 2003 B&W purchased 19 million pounds of StarCured® tobacco directly from the Company’s participating farmers. Pursuant to a Letter Agreement entered into in August 2003, B&W was relieved of its obligation to purchase additional StarCured® tobacco.

Beginning in 2004, Star notified its StarCured® farmers that since B&W was no longer obligated to purchase all of the tobacco produced by its participating StarCured® farmers, the Company could not commit to purchase tobacco from them. Because of its inability to purchase tobacco from its participating farmers, the Company in 2007 has sought to disband its StarCured® tobacco curing program and to sell the tobacco curing barns that were being maintained by the participating farmers to those farmers or to other third parties. B&W also manufactured cigarettes for ST pursuant to a Manufacturing Agreement entered into in January 2000 and supplied leaf tobacco to ST for use in its tobacco products, pursuant to a Supply Agreement entered into in January 2000. B&W ceased manufacturing cigarettes for Star as of December 31, 2002, and ceased supplying tobacco to Star in the first half of 2003.

Under the Restated Master Agreement and several subsequent agreements, B&W also agreed to restructure approximately $29 million of debt that B&W provided to support the Company’s purchase of StarCured® tobacco curing barns. Pursuant to these agreements, B&W agreed to a 96 month repayment schedule consisting of equal consecutive monthly installments beginning on January 3, 2006. As of December 31, 2006, the debt is secured by tobacco leaf inventory and certain of the tobacco curing barns. Star and ST have guaranteed payment of the other’s obligations. Once the outstanding loan balance is reduced to $10 million, the collateral, except for the Star and ST guarantees, will be released by B&W. The loan balance was approximately $17.5 million as of December 31, 2006.

Pursuant to one of the April 25, 2001 Agreement, B&W initiated a test market of the low-TSNA Advance® cigarette. Further, pursuant to another agreement entered into on April 25, 2001 (the “Hard Tobacco Agreement”), as amended, B&W had a non-exclusive right to purchase and sell hard tobacco manufactured by Star, in return for royalty payments on the sales of these products. On December 14, 2004, Star received notice from RJR (as purported successor to Brown & Williamson Tobacco Corporation) and Brown & Williamson Holdings, Inc. (formerly known as Brown & Williamson Tobacco Corporation) that the hard tobacco market test conducted under the Hard Tobacco Agreement was unsuccessful and that consequently the Hard Tobacco Agreement was terminated on December 14, 2004. Under the terms of the Hard Tobacco

Agreement, as a result of the this termination, B&W and RJR, as the purported and self-described successor to B&W, are prohibited from manufacturing, selling or distributing a hard tobacco product, or competing with Star in the manufacture, sale or distribution of a hard tobacco product, for a period of four years.

In the fourth quarter of 2003, Star and B&W also entered into a letter agreement which, in part, restructured and consolidated all of Star’s outstanding trade payables to B&W. Under this letter agreement, the then-total trade payables due to B&W was to be paid in monthly principal payments of $250,000 beginning in January 2004 (later extended to January 2005) as well as monthly interest at an interest rate of prime plus 1% on the outstanding balance. As of December 31, 2006 the balance on the note payable was $1,961,743.

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

Competition

In the discount cigarette segment of the market, price is one of the principal competitive factors. However, customer familiarity with brands, market accessibility and service also play a role. The Company’s primary competition for cigarettes traditionally has been from the four “majors”, that is, Philip Morris, the brands of which accounted for approximately 50% of all cigarette sales in the United States in 2006, R.J. Reynolds and B&W (now RAI), Lorillard, and Vector Group, Ltd. (the parent company of Liggett), each of which has substantially greater financial and operating resources than the Company. The Company also encounters significant competition from several other smaller U.S. manufacturers of cigarettes, as well as importers of cigarettes manufactured in foreign countries. Many of these manufacturers and importers have substantially greater financial, manufacturing, marketing and other resources than the Company. Further, the Company has faced increased competition from foreign manufacturers who are not participating members of the MSA. Despite the requirements of the MSA, many of the newer discount competitors have not made deposits into escrow accounts required by the MSA. Due to the price-sensitive nature of the discount segment of the cigarette market, this has allowed these newer discount competitors to undercut the current discount market and unfairly compete against ST for discount cigarette sales. Although a number of states have initiated litigation against some of these companies for failure to make escrow payments on sales in those states, the threat of litigation has not adequately resolved this issue.

In 2001, Vector Group, Ltd. introduced a reduced-toxin cigarette that it represented contained fewer toxins, including TSNAs, than other conventional brands. It appears that this brand was not successful in its market entry. Vector also introduced a cigarette brand manufactured with genetically modified tobacco and made similar types of claims for this product. It also appears that this brand was not successful in its market entry. In November 2001, B&W began an expanded test market in Indianapolis, Indiana of its version of the Advance® low-TSNA cigarette that Star and B&W jointly developed and expanded the test market to Phoenix, Arizona in 2004. Swedish Match has worked with various varieties of tobacco under crop management environments and other methods in an effort to maintain low-TSNA levels in its smokeless products. In 2001, Swedish Match introduced a new smokeless tobacco product in the United States that claims to have reduced levels of carcinogens. U.S. Smokeless Tobacco also has been test marketing a pouch smokeless tobacco product which it claims has low levels of TSNAs. In 2006, both Phillip Morris and RAI introduced into test market smokeless tobacco pouches designed to provide an alternative to cigarettes.

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

The Company’s STONEWALL Hard Snuff® primarily competes with other smokeless tobacco companies such as US Smokeless Tobacco Company, Conwood and Swedish Match, because STONEWALL Hard Snuff® is intended to compete with moist snuff tobacco products. STONEWALL Hard Snuff® is priced at a discount to traditional moist snuff products. B&W obtained very low-TSNA StarCured® tobacco from Star or its participating StarCured® farmers during the 1999-2003 growing seasons. Further, the United States Department of Agriculture (“USDA”) announced in 2002 that it would not provide full price supports for flue-cured tobacco that was not cured in a manner to reduce or limit the levels of TSNAs in the cured tobacco leaf, and the tobacco industry earlier had announced an initiative to facilitate the production of low-TSNA flue cured tobacco. As a result, virtually all flue-cured tobacco grown in the United States since 2001 has been cured in a manner to reduce the levels of TSNAs. Star believes that, if it is successful in commercializing its unique low-TSNA tobacco products and enforcing the patents for the technology used to produce such products, to which it is the exclusive licensee, many of the major tobacco companies will also seek to market such low-TSNA tobacco products and may seek to sublicense the technology for producing low-TSNA tobacco from the Company.

Smoking cessation products that are approved for sale in the United States by the FDA are designed to wean the smoker from nicotine addiction over a period of time ranging from 30 days to six weeks. These products are referred to as “nicotine replacement therapies”. Some of these products are sold over the counter and others are available by prescription. Although such pharmaceutical products are not intended to be substitutes for tobacco products, it is generally recognized that many smokers use such products for tobacco maintenance. Accordingly, such products may compete with ARIVA® in the “When You Can’t Smoke”® market. There are also non-tobacco cigarettes produced with fillers such as lettuce and herbs. In addition to the use of consumable products for smoking cessation or reduction purposes, medical practitioners and others have developed a variety of programs intended to assist a person in withdrawing from nicotine dependence. Treatments used include psychological counseling, hypnosis, group therapy and behavior modification techniques. There can be no assurance that in the future Star’s competitors will not succeed in developing technologies and products that are more effective than Star’s product candidates, that are less toxic than Star’s products, or that would render Star’s products obsolete or non-competitive.

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

Multiple bills have been introduced in both the United States Congress and in several state legislatures during the past five years which, if enacted, would have significantly changed the United States tobacco industry. Some of these federal bills contained provisions which would provide substantial federal government funds for smoking cessation programs and products, as well as incentives to tobacco companies and others to produce less toxic or reduced-risk tobacco products under specific standards. In February 2007, bills calling for regulation of all tobacco products by the FDA were introduced in both the Senate and the House. These bills, HR 1108 and S 625, both titled “The Family Smoking Prevention and Tobacco Control Act”, contain many of the same types of provisions that had appeared in earlier bills. Star is unable to predict what effect, if any, these provisions, if enacted, would have on the Company’s low-TSNA tobacco curing technology or on the sale of smoking cessation products and/or potentially reduced-risk tobacco products. The Company believes, however, that any bill that requires manufacturers to reduce or disclose levels of TSNAs in tobacco or tobacco smoke in a meaningful manner would be beneficial. Star was the first tobacco company to support comprehensive and equitable jurisdiction within the Food and Drug Administration of all products containing tobacco.

In October 2004, Congress passed the Fair and Equitable Tobacco Reform Act of 2004 (“FSC/ETI”) which provides for the end of the Federal tobacco quota program by means of a $10 billion buyout of the tobacco quota system that is being financed by assessments on tobacco manufacturers. Under the prior system that existed since the Great Depression, the government gave tobacco farmers “quotas” that essentially granted the exclusive right to grow tobacco. Each year, the Department of Agriculture set the amount of tobacco that growers could bring to annual markets.

The buyout is paid for by all tobacco manufacturers over a ten-year period based on each company’s percentage of sales. The apportionment of responsibility for payments to quota holders is approximately 96% to cigarette manufacturers, and the remaining 4% is divided among other tobacco product manufacturers, based on market share.

The Department of Agriculture, which is responsible for structuring the payment program to tobacco growers, issued regulations relating to the assessment of the buyout cost in February 2005. Under the regulations, the assessment for the cost of the program is made quarterly based on the prior quarter’s taxable amount of cigarettes. In 2006, we made quarterly payments of approximately $483,000, $707,000, $747,000 and $831,000. In 2005, we made quarterly payments of approximately $1,140,000, $1,149,000, $961,000 and $727,000. These included payment of a portion of a separate assessment of $1,128,093 for certain loan loss costs and administrative costs that was issued in the third quarter of 2005 and that the Company paid over six quarters. The final payment on the assessment was made in the fourth quarter of 2006. With the exception of the separate assessment, the quarterly payments have been approximately $0.50 per carton. All of the major tobacco companies, as well as Star, have increased prices to cover the cost of the buyout and the additional buy-out cost has been reflected in higher overall prices for tobacco products. In 2005, overall tobacco production decreased significantly, primarily due to uncertainty relating to the buyout program. Tobacco production rebounded significantly in 2006. It is expected that the elimination of price supports and limits on tobacco cultivation ultimately will result in lower prices for domestically grown tobacco leaf which could, in turn, result in a further reduction of the cost of tobacco used in the Company’s cigarettes.

FDA Regulation

On March 21, 2000, in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000), the United States Supreme Court held that Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Given the decision by the Supreme Court, it is unclear whether Congress will act to grant authority to the FDA over tobacco products, although legislation that would create such authority has been introduced in each session of Congress over the past several years and bills that would vest FDA with jurisdiction over all tobacco products were introduced in both the Senate and the House in February 2007. However, the Company believes that in the future, reasoned FDA regulation of all tobacco products should better enable the Company to compete in its particular market niche. Over the last six years, the Company has publicly stated its position in favor of reasoned FDA regulation of all tobacco products.

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

Institute of Medicine Report and Potential Reduced-Exposure Products (PREPs)

On February 22, 2001, the Institute of Medicine issued a comprehensive report, entitled “Clearing the Smoke: Assessing the Science Base for Tobacco Harm Reduction,” in response to a request from the FDA to assess the scientific basis for possible harm reduction relating to the use of tobacco. This voluminous report suggests, among other findings, that it is scientifically feasible to design and manufacture a range of PREPs, but that, without appropriate governmental regulation and independent scientific evaluation of PREPs, the public is left without clear information regarding the degree to which these products have reduced the risks associated with smoking. Since 2001, support for PREPs has been the subject of an ongoing debate concerning whether any tobacco products should be considered to be less toxic and a viable alternative to cigarettes. Over the last several years, the scientific community has begun to recognize that certain forms of tobacco products, particularly low-TSNA smokeless tobacco products, deliver less toxins than smoked tobacco. At the same time, concern has been expressed by certain members of the public health community over the use of smokeless tobacco because of potential “unintended consequences” that may accompany a switch from the most lethal form of tobacco to a less toxic tobacco product.

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

State and Municipal Laws

The sale of cigarettes is subject to taxation through excise taxes in all fifty states, and smokeless tobacco is taxed in most jurisdictions. State excise taxes on cigarettes range from $0.30 per pack in Kentucky to $2.46 per pack in Rhode Island. Several states have no excise tax on smokeless tobacco and the rates in other states vary significantly from state to state using formulas based on weight or on a percentage of the wholesale price of the product. For example, the states of Alabama and North Dakota tax smokeless products at a rate of 1.5 cents per ounce and 16 cents per ounce, respectively, while the states of North Carolina and Oregon impose an excise tax of 2% and 65% of wholesale price, respectively.

Minnesota, one of the four non-MSA states in which Star increasingly has focused its sales of discount cigarettes, passed a statute which took effect on July 1, 2003, requiring distributors in the state to pay an additional $0.35 per-pack fee on cigarettes purchased from manufacturers like Star that have not entered into a separate settlement with the State. Because the statute impacts all such non-participating manufacturers, its effect has tended to be uniform among these manufacturers. Further in August 2005, the state of Minnesota increased the tax rate by $1.005 per pack, consisting of a $0.255 sales tax increase and a $0.75 health impact fee. This tax has put further price pressure on discount cigarettes since the new tax was imposed on a per-pack basis and replaced a prior tax that was calculated as a percentage of the wholesale price.

Bills were introduced during the 2006 legislative sessions in each of the other three non-MSA states that would have imposed an additional user fee on non-participating manufacturers at a rate of $0.40 to $0.50 per pack on cigarettes sold by companies that have not entered into separate settlement agreements with those states. However, none of these bills were enacted into law. Similar types of legislative proposals have been introduced in Mississippi in 2007 and may be introduced in Florida and Texas this year. Passage of statutes in the non-MSA states that impose fees on manufacturers that have not previously settled with these states would be expected to impact on all such manufactures equally, but would make discount cigarettes more expensive and would lessen the competitive price advantage they currently enjoy compared to generic and premium brand cigarettes. A special session of the Texas legislature was convened in April 2006 to address school finance legislation which had been an issue in Texas since 2005. During the special session, the legislature enacted new funding legislation that included a $1.00 per-pack tax increase on cigarettes. That legislation was signed by the Governor and the cigarette tax increase portion of the statute took effect on January 1, 2007. The $1.00 per-pack tax increase, which applies to cigarettes produced by all manufacturers, has put increased pressure on the market for cigarettes in Texas generally and has resulted in decreased sales of cigarette products in Texas during the first quarter of 2007. Passage of statutes like that in Texas, that impose increased state taxes on all manufacturers, will result in discount cigarettes being more expensive and likely will lessen the competitive price advantage they currently enjoy compared to generic and premium brand cigarettes.

In addition, there have been a number of recently enacted statutes and legislative initiatives in MSA states that could further impact the Company’s ability to compete in these states, even though the Company has sought to limit sales in the MSA states. The Company has determined to cease sales in certain states in response to some of these developments. For example, Michigan, an MSA state, passed a fee statute in January 2004 that requires the payment of a $0.35 per-pack fee on cigarettes sold by non-participating manufacturers, which must be paid in advance, and is based on an estimate of projected sales by the State’s Department of Revenue. This fee is in addition to the MSA requirement that non-participating manufacturers deposit funds into escrow for each cigarette sold in an MSA state. Given the burden of making both escrow payments and fee payments, Star advised Michigan’s Department of Revenue that it would not sell its cigarette brands in Michigan in the future. In 2004, Utah and Alaska, two other MSA states, also passed legislation assessing a $0.35 and $0.25 per-pack fee respectively on cigarettes sold by non-participating manufacturers in those states. However, those statutes have had little impact on Star since the Company has had virtually no sales in Utah or Alaska during the past several years.

Legislation imposing a fee on cigarettes sold by non-participating manufacturers was introduced in the state legislatures in a number of MSA states in 2006 but none of these bills were enacted into law. Similar legislation has been introduced in the

Tennessee legislature this year, but to date, no such bills have been passed. The impact of these new statutes in the MSA states would be expected to have a negative impact on all non-participating manufacturers’ sales in these states, including Star. However, as previously noted, Star has sought to focus its cigarette sales in recent years in the four non-MSA states. During 2005, approximately 95% of our sales were in non-MSA states and for 2006 that percentage should be approximately 97%.

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

On June 28, 2004, regulations went into effect in the State of New York requiring that cigarettes sold in that state meet certain fire safety standards. We decided it would not be economically feasible to develop a separate type of cigarette for sale in New York and have not attempted to become certified under the new regulations. As a result, we are not now selling cigarettes in New York and do not anticipate having sales of cigarettes in New York in the future. Bills relating to fire safety standards have been introduced in several other states and in Congress and California, Illinois, New Hampshire, Massachusetts and Vermont passed fire safety laws in 2006. The statute in Vermont became effective on May 1, 2006 and the statute in California became effective on January 1, 2007. We had few sales in either Vermont or California in 2006 and we advised those states that we would not seek to sell cigarettes in those states once these statutes became effective. The New Hampshire statute will become effective on October 1, 2007. The statutes in Illinois and Massachusetts become effective on January 1, 2008. Because of our continued efforts to limit sales in the MSA states, and the expectation that such reduction will continue in the future, we do not expect that these or similar statutes if passed in the MSA states will have a material impact on our sales when such statutes go into effect. Proposed fire safety statutes have been introduced in several of the MSA states in 2007, and in Texas, a non-MSA state, legislation was introduced in March 2007. We will continue to monitor these fire safety legislative initiatives as they move forward and, as appropriate, reassess our decision on the development of a cigarette that complies with such regulations.

In November 1998, 46 states, the District of Columbia (the “Settling States”) and several U.S. territories entered into the Tobacco Master Settlement Agreement (the “MSA” or “Master Settlement Agreement”) to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company is required to satisfy certain escrow obligations pursuant to statutes that the Master Settlement Agreement required the Settling States to adopt in order for such states to receive the full benefits of the settlement. Under such statutes the Company is obligated to deposit monies into escrow for sales of cigarettes in each of the Settling States during the preceding year, and in some cases, such deposits must be made on a quarterly basis. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. The base amount for 2003 through 2006 was $3.35 per carton, as adjusted for inflation. For 2006, the adjusted amount was $4.29 per carton. The base amount for 2007 and thereafter is $3.77 per carton, as adjusted for inflation since 1999. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the Settling States. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has been required to make additional escrow deposits related to sales of the Company’s cigarettes into the MSA states by the Company’s wholesale customers in the non-MSA states, which are referred to as indirect sales. All funds placed in escrow continue to be held by the Company. In March 2007, the Company entered into an agreement under which it received a payment of approximately $11.5 million in return for assigning to the purchasers the right to interest paid on the Company’s escrow fund and to any releases of the escrow principal for any overpayments, or, if these funds are not used to satisfy judgments or settlements by the Settling States, releases of the principal on a rolling basis after twenty-five years. Star’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

As of December 31, 2006, the Company had deposited into escrow a net amount of approximately $38.3 million for sales of cigarettes in Settling States during the period 1999-2006. The Company deposited a total amount for 2005 sales of approximately $1.0 million, and deposited approximately $0.1 million as quarterly payments for 2006 sales. The Company expects that its total escrow obligation for 2006 sales (due in April of 2007) will be approximately $500,000, which reflects the Company’s successful efforts to limit sales in the Settling States and its trend of decreasing MSA obligations over the past years. These funds will remain in escrow pursuant to the terms of the applicable statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted and litigated against the Company.

In addition to the “level playing field” statutes, most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has focused its sales in the four states that are not part of the MSA over the last several years, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow, since the states generally prohibit the sales of cigarettes by companies that are not certified as being MSA-compliant. Also, most MSA states have amended their qualifying statutes to limit the ability of Company’s to cap escrow payments for a particular year so that escrow payments must be made on each cigarette sold in an MSA state. Further, a number of states have required escrow payments to be made quarterly or on some other intermittent schedule. Currently, the Company is required to make quarterly payments in Georgia, Louisiana, Maine, Nevada, New Hampshire, New Mexico and Wyoming, although it has not had any sales in several of these states in 2006. Also, there are a number of other states that have passed quarterly payment statutes that are triggered when sales meet a certain threshold level. Because the Company has sought to limit its MSA sales, it has not met the minimum sales amount required to trigger quarterly escrow payment obligations in these states. The adoption of quarterly payment requirements in additional Settling States could exacerbate the impact of the MSA escrow obligations on the Company’s liquidity.

World Health Organization (“WHO”) Global Public Health Advocacy; Framework Convention on Tobacco Control

Star testified on October 13, 2000, at the World Health Organization public hearings in Geneva, Switzerland on its view of the structure of a Global Framework Convention on Tobacco Control (“FCTC” or “Treaty”). In that testimony Star reiterated its support for reasoned regulation of all tobacco products in the U.S. and worldwide to create a more rational environment in which toxicity reduction rather than marketing creativity would determine relevant market share. Star also testified before the WHO Scientific Advisory Committee on Tobacco Product Regulation on February 1, 2001, and again reiterated its support for reasoned world-wide tobacco regulation within the FCTC proposed structure. On February 27, 2005 the FCTC went into effect. Although the U.S. signed the FCTC in May 2004, the White House has not sent the Treaty to the Senate for ratification. The State Department has reported that it is reviewing the FCTC for legal issues, particularly those impacting on “commercial free speech”. The U.S. has opposed the blanket advertising prohibitions in the FCTC, although prior to promulgation of the FCTC, nations with commercial free speech protections could have opted out of that provision in the treaty and still be a signatory to the FCTC. To date, 144 of the 168 nations that signed the FCTC have ratified this comprehensive document. It has been reported that there is continuing opposition to the treaty among some U.S. tobacco companies, and certain members of Congress. A two-thirds majority of the U.S. Senate is required to approve the Treaty.

UK Royal College of Physicians Statement on Tobacco Regulation and Statement On European Union Policy on Smokeless Tobacco

In December 2002, the British Royal College of Physicians issued a report titled: “Protecting Smokers, Saving Lives”. In that report, the Royal College of Physicians concluded that “the consumption of non-combustible tobacco is in the order of 10-1,000 times less hazardous than smoking, depending on the product.” In February 2003, an independent group of researchers and public health educators issued a report titled: “European Union Policy on Smokeless Tobacco – A Statement in Favour of Evidence-Based Regulation”. In the report, the researchers called on the European Union (“EU”) to reconsider the ban on smokeless tobacco products that has been in place in Europe, in part because, “smokeless tobacco is substantially less harmful than smoking, and evidence from Sweden suggest it is used as a substitute for smoking” In 2002 Swedish Match AB challenged in Great Britain’s High Court the validity of the European Union’s ban on the sale of smokeless tobacco products in all member countries (except Sweden, which received an exemption when it joined the EU in 1992). The British High Court stayed the proceeding and referred the challenge to the European Union’s High Court of Justice. Oral arguments were heard in September 2004, during which Swedish Match pointed out that maintaining a prohibition of the sale of snus did not take into account the development of scientific information about the relatively lesser risk associated with oral tobacco use when compared with data on smoking and disease. In December 2004, the EU High Court ruled that the prohibition, while in need of reformulation by the EU legislature, continues to be valid in principle.

Research and Development

In the mid-1990’s, Star commenced research and development activities based upon newly conceived technology for the processing of tobacco so as to substantially prevent the formation of TSNAs in cured tobacco. This technology is under exclusive license from Regent Court Technologies, LLC, a company in which Jonnie R. Williams, the technology’s inventor and the Company’s founder, current Chief Executive Officer and largest stockholder, is part owner. (See “Patents, Trademarks and Licenses.”) TSNAs are generally recognized by certain health researchers and respected scientists to be among the most potent and abundant carcinogens in tobacco and tobacco smoke. Star’s research and development activities have focused on: (1) perfecting and testing methods for processing very low-TSNA tobacco; (2) developing products that incorporate Star’s specially processed tobacco, including products for the smoked and smokeless tobacco markets; (3) establishing a patent position; and (4) developing relationships with tobacco farmers, as well as the tobacco industry, with a view to the commercialization of Star’s processes through licensing and royalty arrangements, among other vehicles, to generate income for the Company. Star’s research and development efforts culminated in the development of various aspects of the process for producing very low-TSNA tobacco and tobacco products, with respect to which Star has exclusive rights to patents as well as patent applications that are pending (See “Patents, Trademarks and Licenses,” particularly “License Agreement with Regent Court”, beginning on page [17].)

The Company expects to maintain its spending on research at a de minimum level while it continues to concentrate on its patent infringement lawsuit against RJR. Consistent with its efforts to cut costs, the Company has deferred its research projects since the last half of 2003 and has not convened a meeting of its Scientific Advisory Board during this period. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products and encouraging scientists in the U.S. and Europe to pursue TSNA-related research. While its research work has been deferred as a result of its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk; to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco; and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints the Company is not moving forward with these studies at this time. When it initiates these studies, they will be conducted by independent laboratories and universities. The extent of future research and development efforts will depend, in part, on the results of the RJR litigation.

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

The StarCured® technology is applicable to Virginia flue-cured tobacco and, Star believes, to burley tobacco, and most likely to other varieties of tobacco on a broad-scale commercial basis. Star’s curing process essentially arrests or eliminates microbial activity that normally occurs during curing, thereby preventing the formation of TSNAs. The StarCured® curing technology does not, however, alter or affect taste, color or the nicotine content of tobacco. Star makes no claim or representation that the StarCured® tobacco curing process precludes the formation of any harmful chemical constituents in tobacco and/or tobacco smoke other than TSNAs. Additionally, Star makes no claim that the elimination of TSNAs reduces the risk of disease. Star has been careful not to make any health claims, directly or indirectly, even though peer-reviewed scientific literature continues to emerge pointing out that a reduction of these carcinogens in smokeless tobacco can be expected to reduce health risks.

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

The Company’s commercial use of the StarCured® technology, including its role in the development of the Company’s smokeless tobacco products, is discussed in detail throughout this Item 1, including under “General”, “Segments and Products”, “Purchasing” and “Manufacturing”, above.

Prior Development of CigRx ™

In 1997, Star submitted a cigarette product that it called “CigRx™” to the FDA as a pharmaceutical product. The objective of CigRx™ was to offer a low-TSNA product to help patients, who had relapsed after a trial of smoking cessation, prepare for another cessation attempt. A Phase I study, under an FDA-reviewed protocol, was completed at the Virginia Commonwealth

University under the direction of Professor William Barr, Director of the Center for Drug Studies. The study, involving male and female subjects, was a cross-over study designed to test in vivo elimination or reduction of TSNAs following the smoking of CigRx™ cigarettes compared to the subjects’ normally used cigarettes. These test cigarettes were made entirely from flue-cured Virginia tobacco with no added flavorings. The average total TSNA levels in the tobacco used in CigRx™ at the time of testing was about 100 parts per billion, as compared to more than 3,000 parts per billion in popular brands. As measured by the current FTC method, the CigRx™ cigarettes used in the study delivered substantially less carbon monoxide (4.8 milligrams versus 12.2 milligrams) and about half as much tar (7.0 milligrams versus 14.0 milligrams) compared to an average of the best selling full- flavored cigarettes. The study contrasted Star’s CigRx™ product with conventional brands in terms of breath levels of carbon monoxide, blood levels of nicotine, and urinary levels of TSNAs. With regard to the CigRx™ product, blood nicotine levels were somewhat higher and carbon monoxide was substantially lower. The subjects’ urinary levels of TSNA (as measured by NNAL) were analyzed by the American Health Foundation. The average levels of NNAL and its metabolite after nine days on the CigRx™ product were reduced substantially, consistent with published data showing that TSNAs leave the body over 90 to 120 days in an initial rapid phase and then in a slower phase during this period. The results of this study were significant in demonstrating that reductions of TSNA levels in tobacco resulted in reduced levels of TSNAs in the human body when study subjects smoked cigarettes containing tobacco with reduced levels of TSNAs. Following the study, Star’s strategy has changed and it advised the FDA that it would not seek approval for CigRx® as a cessation product.

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

Patents, Trademarks and Licenses

License Agreement with Regent Court

The Company is the licensee under a license agreement (the “License Agreement”) with Regent Court Technologies, LLC, which is owned by Jonnie R. Williams, the Company’s founder, Chief Executive Officer and largest shareholder, and Francis E. O’Donnell, Jr., M.D., the beneficiary of the O’Donnell Trust, which is the Company’s largest shareholder after Mr. Williams. The License Agreement provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to the Company, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor’s patent rights and know-how relating to the processes for curing tobacco so as to prevent the formation of TSNAs, and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereafter developed. The License Agreement provides the Company an exclusive license to any inventions of Regent Court and its affiliates during the term of the License Agreement relating to the production, treatment or curing of tobacco, or a method of manufacturing a product containing tobacco, and to any method of extracting one or more substances from tobacco for the purpose of incorporating such substance or substances in a product or products. Absent a material breach of the License Agreement, the Agreement will continue until the expiration of the last of the applicable patents, which includes twelve current patents and any additional patents issued to Regent Court during the term of the License Agreement. Generally, patents have a term of twenty years from the initial date of filing of a patent application. As of the date of this filing, the latest expiration date of a patent subject to the License Agreement is May 6, 2021. In the Company’s patent litigation against RJR, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that two of the Company’s patent which are at issue in that litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite. That decision and a related ruling will be appealed to the United States Court of Appeals for the Federal Circuit once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered or if leave is granted to file an interlocutory appeal in the interim.

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

Patents and Proprietary Rights

Under the License Agreement, the Company has exclusive rights to the issued patents listed below, which are the only United States’ patents issued to Regent Court, and related pending patent applications. The issued and pending patents cover the current technology for substantially preventing the formation of TSNAs in tobacco. In the Company’s patent litigation against RJR, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that two of the Company’s patent which are at issue in that litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite. That decision and a related ruling will be appealed to the United States Court of Appeals for the Federal Circuit once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered or if leave is granted to file an interlocutory appeal in the interim.

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

Employees and Consultants

As of December 31, 2006, the Company employed approximately 117 full-time employees compared to 144 as of December 31, 2005. The net reduction of 27 persons was a result of the reduction in the field sales force in Texas in early 2006, the elimination of the field sales force in Florida in the first half of 2006, and normal attrition during the year.

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

Additional Information

The Company’s website is www.starscientific.com. The Company makes its periodic Annual Report on Form 10-K and quarterly reports on Form 10-Q and current report on Form 8-K available, free of charge, on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information and links provided on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this report. The Company is an electronic filer and those filings can be viewed on www.sec.gov

Item 1A.	Risk Factors

The Company’s business has been operating at a loss for the past four years and continues to use more cash than is being generated from operations; absent improving results of operations, we will need to raise additional capital by early 2009 to meet working capital needs

The Company has been operating at a loss for the past four years. In addition, the Company is required to make annual MSA escrow payments that are not accounted for in working capital. The Company expects this year’s total escrow deposits (which are due in April 2007 for 2006 sales) to be approximately $500,000 based on its prior payments, a decrease in total cigarette sales in 2006 and its successful efforts to limit sales in MSA states.

Our future prospects in the long term are dependent on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, given the decrease in cigarette sales over the past four years. Also, our long term prospects will be dependent on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through such royalty payments will also be dependent upon the successful completion of our ongoing patent infringement lawsuit against RJR. In that lawsuit, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that two of the Company’s patent which are at issue in that litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite. That decision and a related ruling will be appealed to the United States Court of Appeals for the Federal Circuit once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered or if leave is granted to file an interlocutory appeal in the interim.

The recurring losses generated by our operations continue to impose significant demands on our liquidity. In 2006, we generated $10.0 million through the sale of our common stock by entering into certain securities purchase and registration rights agreements (the “Purchase Agreements”) and through exercise of warrants issued under Purchase Agreements. In March 2007, the Company entered into an agreement under which it received a payment of approximately $11.5 million in return for assigning to the purchasers the right to interest paid in the Company’s escrow fund and any releases of the escrow principal for any overpayments, or, if those funds are not used to satisfy judgments or settlements by the Settling States, releases of the principal on a rolling basis after twenty-five years. Also, the Company in March 2007 sold approximately 960 of its tobacco curing barns for approximately $11.2 million and anticipates completing sales of a total of approximately 990 curing barns this month for an aggregate purchase price of approximately $11.6 million.

With the proceeds from these transactions, we believe that we will have sufficient funds to support our operations through 2008. Absent the successful completion of our ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it will be necessary to pursue additional sources of funds in early 2009. However, depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that time.

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

Despite our efforts to reenergize cigarette sales, shipments in 2006 continued to decline compared to prior years and we face potential and actual increases in regulatory and excise tax costs. Accordingly, we cannot guarantee we will be able to reverse the downward trend in our discount cigarette business. Given the continued decline in cigarette sales, we will continue to evaluate the prospects for our cigarette business in general and in particular, sales in MSA states, in light of the additional regulatory and MSA burdens of operating in those states.

In addition, we must pay a portion of our gross profits on cigarette sales into escrow in April of each year to meet our obligations under the MSA. Because the funds deposited into escrow are not available to meet our other cash needs, even if we were able to generate net income from our cigarette business, we would not necessarily generate positive cash flow from operations, when taking into account these escrow payments. Additionally, beginning in January 2005 we have been required to make further payments pursuant to the tobacco farmer buyout program which were not required in previous years. This program has added a cost of approximately $0.50 to each carton of cigarettes sold by us effective January 1, 2005 and a comparable cost for smokeless products which will continue over the ten-year life of the program. As part of this program, we also may be subject to assessments for certain loan loss costs and administration costs. These assessments will be charged to operations when assessed and paid over several quarters, if allowed, rather than over the life of the buyout program. We completed making payments on one such assessment in December 2006, which was in the amount of $1.1 million and had been paid in installments over six quarters beginning in the first quarter of 2005.

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

In particular, we have been prosecuting patent infringement claims against RJR in the United States District Court for the District of Maryland. The two patents for producing low-TSNA tobacco that are at issue in our patent infringement litigation against RJR have been held to be invalid on the basis that the term “anaerobic condition” is indefinite. That decision and a related ruling will be appealed to the United States Court of Appeals for the Federal Circuit once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered or if leave is granted to file an interlocutory appeal in the interim. Unless the decision of the District Court is reversed on appeal, we will not be able to enforce or license the two patents for producing low-TSNA tobacco that are at issue in our patent litigation against RJR. Also, if the Court were to rule against the Company on the inequitable conduct defense that was tried in early 2005, and which is currently pending, we would be required to appeal that decision and obtain a reversal in order to be in a position to enforce the patents.

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

Our prospects for success as a technology-oriented tobacco company with a mission to reduce toxins in tobacco leaf and tobacco smoke are dependent, over the long term, on the distribution and consumer acceptance of our very low-TSNA smokeless tobacco products, and our ability to license our patented technology as well as on the continued development of new very low-TSNA smokeless tobacco products, independently and through alliances with tobacco manufacturers and potentially other third parties

We have previously announced our plan to concentrate our long-term efforts on our very low-TSNA smokeless tobacco products, our receipt of royalty fees for hard tobacco products and on licensing our patented technology for producing low-TSNA tobacco. However, to date these royalties and sales of our smokeless tobacco products have been de minimis. In the

Company’s patent litigation against RJR, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that two of the Company’s patent which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite. That decision and a related ruling will be appealed to the United States Court of Appeals for the Federal Circuit once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered or if leave is granted to file an interlocutory appeal in the interim.

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

The combination transaction between RJR and B&W may impact negatively upon the Company

On July 30, 2004, RJR, a subsidiary of B&W, and certain of their affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the parent company of B&W. Star and B&W had been party to multiple, substantial commercial relationships for a number of years prior to this combination, and Star and RJR are currently involved in significant patent infringement litigation. During the pending patent litigation described above, RJR took the position that the new operating entity resulting from the combination of RJR and B&W, assumed all of the rights and obligations under the agreements previously entered into between Star and B&W, and moved to dismiss our patent infringement case on this basis. After full briefing the Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign the Star/B&W agreements to the new subsidiary, and that Star had not consented to the assignment. The Court further found that the de facto merger doctrine did not apply. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations did not impact on the claims asserted in the present litigation.

We have had important relationships with B&W that post-merger with RJR could become risks

Prior to the combination of B&W and RJR, we had important business relationships with B&W, including licensing and royalty agreements relating to the purchase of StarCured® tobacco and other low-TSNA tobacco as well as the financing of curing barns.

Under our Restated Master Agreement with B&W, as amended by several letter agreements we owed B&W for the purchase of StarCured® tobacco curing barns. Beginning January 1, 2006, interest began accruing on the debt at prime plus 1% and we began making payments on the principal balance of the debt. These payments are due in 96 monthly installments of approximately $208,116. The debt is secured by tobacco leaf inventory and a certain portion of our tobacco curing barns. Once the outstanding loan balance is reduced to $10 million, the collateral will be released by B&W. The loan balance on the long-term debt was $17,472,503 as of December 31, 2006. As of January 1, 2006, we also had another note payable obligation to B&W. This debt is being repaid in monthly principal payments of $250,000 plus monthly interest payments at prime plus 1% on the outstanding balance. The outstanding balance on this debt as of December 31, 2006 was $1,961,743.

Pursuant to a Hard Tobacco Agreement entered into with B&W in April 2001, B&W test marketed a hard tobacco product in 2003 and again in 2004. In December 2004, Star was notified by RJR that the test market was not successful and that, as a result, the Hard Tobacco Agreement was terminated. In the past, B&W has purchased significant quantities of StarCured® tobacco from us, which we in turn purchased from our participating StarCured® farmers. B&W has not purchased tobacco from us since 2004 and does not have an obligation to make purchases from us in the future. Because of our inability to purchase tobacco from our participating farmers, the Company in 2007 sought to disband its StarCured® tobacco curing program and to sell the tobacco curing barns that were being maintained by the participating farmers to those farmers or to other third parties.

In recent years, B&W has granted us a number of concessions under our agreements, including deferring interest and principal payments, consenting to our incurrence of additional indebtedness and agreeing to modify the Hard Tobacco Agreement to allow us to pursue similar licensing arrangements with third parties. B&W’s failure to grant us similar concessions in the future could have a number of adverse consequences, including restricting our pursuit of business opportunities with B&W or third parties, limiting our ability to raise funds through debt financing and requiring payment of our obligations to them in circumstances where we may not have sufficient funds available to do so. Post-merger with B&W, Star has no operational relationship with RJR, under the agreements entered into with B&W. In addition, we are involved in patent litigation against RJR for infringement of our tobacco curing technology. Given those facts, we do not anticipate that we would have the same type of cooperative relationship with RJR as we had with B&W or that RJR would be inclined to grant concessions similar to those that we received from B&W.

We are dependent on the domestic tobacco business

All of our revenue for discount cigarette sales since 2000 was derived from sales in the United States. The U.S. cigarette market has been contracting in recent years and pricing pressures in the discount cigarette business have been increasing. As the U.S. cigarette market continues to contract, this trend could adversely affect our sales volumes, operating income and cash flows. The market for smokeless products is much smaller than the market for smoked tobacco products, and all of our revenue from smokeless tobacco product sales to date has been derived from sales in the United States, except for de minimis amounts of ARIVA® sold in Bermuda, Turkey and Norway which were discontinued prior to 2006. Accordingly, we do not currently have access to foreign markets to offset the impact of the declining U.S. cigarette market.

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

We may not be able to enforce or license our patents for producing low-TSNA tobacco

The two patents for producing low-TSNA tobacco that are at issue in our patent infringement litigation against RJR have been held to be invalid on the basis that the term “anaerobic condition” is indefinite. That decision and a related ruling will be appealed to the United States Court of Appeals for the Federal Circuit once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered or if leave is granted to file an interlocutory appeal in the interim. Unless the decision of the District Court is reversed on appeal, we will not be able to enforce or license the two patents for producing low-TSNA tobacco that are at issue in our patent litigation against RJR. Also, if the Court were to rule against the Company on the inequitable conduct defense that was tried by the Court in early 2005, and which is currently pending, we would be required to appeal that decision and obtain a reversal in order to be in a position to enforce the patents.

The tobacco industry is subject to substantial and increasing regulation and taxation

Various federal, state and local laws limit the advertising, sale and use of cigarettes and smokeless tobacco products, and these laws have proliferated in recent years. If this trend continues, it may have material and adverse effects on our sales volumes, operating income and cash flows. In addition, cigarettes and smokeless tobacco products are subject to substantial and increasing excise taxes. The federal excise tax on cigarettes rose from $.34 per pack in 2000 to $.39 per pack in 2002. The federal excise tax on smokeless tobacco products is substantially lower ($0.585 per pound). A number of states have recently considered increases in state excise taxes on smoked and smokeless tobacco products. For example, Texas increased the per-pack tax for cigarettes by $1.00 as of January 1, 2007. While several states have no excise tax on smokeless products, tax rates in other states vary considerably. For example, the states of Alabama and North Dakota tax smokeless products at a rate of 1.5 cents per ounce and 65 cents per ounce, respectively, while the states of North Carolina and Oregon impose an excise tax of 3% and 65% of wholesale cost, respectively. Present state excise taxes for cigarettes range from $0.30 per pack in Kentucky to $2.46 per pack in Rhode Island. Increased excise taxes may result in declines in sales volume for the industry as a whole. This result could adversely affect our operating income and cash flows. In addition, several states have imposed additional fees on cigarettes sold by manufacturers who are not signatories to the MSA or who have not previously entered into settlements with the non-MSA states. Such additional fees could adversely impact on our sales volumes and cash flows. Also, a number of MSA states have passed statutes or regulations requiring that cigarettes meet prescribed fire safety standards. We have decided that it would not be economically feasible to develop a separate cigarette for sale in these states, and we will no longer sell cigarettes in those states once such statutes and regulations go into effect.

We currently have licenses from the TTB to manufacture cigarettes and smokeless tobacco products. To the extent that we are unable to maintain our current licenses or to obtain any additional licenses required by the TTB, this could materially and adversely affect our operations.

In 1996, the FDA promulgated regulations governing the sale and advertising of tobacco products. These regulations were designed primarily to discourage the sale to, and consumption by, adolescents and children. The authority of the FDA to promulgate such regulations was challenged in the federal courts. On March 21, 2000, the United States Supreme Court in a five to four decision held that the Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Given the decision by the Supreme Court it is unclear whether Congress will act to grant such authority to the FDA, although legislation that would create such authority has been introduced previously in Congress and new bills that would grant FDA authority over all tobacco products were introduced in both the Senate and House in February 2007.

In late 2004, tobacco quota buyout legislation was enacted into law which requires all tobacco manufactures to pay for the cost of the buyout over the next ten years. Beginning in January 2005, we have been required to make payments of approximately $0.50 per carton for our cigarette products and a comparable cost for smokeless tobacco products. As part of the program, we also are subject to assessments for certain loan loss costs and administrative costs. These assessments will be recorded when received and paid over several quarters, rather than over the life of the buyout program. The Company, and other tobacco manufacturers have increased prices to cover the cost of the buyout program. While the increased cost could have a negative impact on purchases of cigarettes by consumers, the impact of this added cost is expected to be proportional across the industry.

We have substantial obligations under state laws adopted under the Master Settlement Agreement

Pursuant to the terms of the Master Settlement Agreement, we have an obligation to deposit into escrow accounts a base amount equal to $3.35 per carton for sales in 2006 and $3.77 per carton each year thereafter, for sales of cigarettes occurring in each MSA Settling State. A cumulative inflation adjustment is also added to these deposits at the higher of 3% or the Consumer Price Index each year. For sales in 2006, the total escrow cost per carton was $4.29. The failure to place such required amounts into escrow could result in severe penalties to us and potential restrictions on our ability to sell tobacco products within particular states. Because of this escrow requirement, a substantial portion of our net income from operations has been unavailable for our use and the amount required to be placed in escrow may exceed the net cash flow generated by each carton sold. As a result, we have experienced negative cash flows from operations, which, among other things, has affected our ability to apply the capital generated from our present cigarette sales to the further scientific development of less toxic and potentially less hazardous tobacco products and to the growth of our business. In addition, the escrow obligations could impede our ability to distribute dividends to our stockholders.

We have tried to mitigate the costs of the MSA by focusing our field sales force and our efforts on increasing market share in states that were not participants in the MSA, among other approaches. The MSA States have taken the position that the Company is responsible to escrow funds for any sales in MSA States whether made by ST directly or by a third party to whom ST has sold product. The Company is in full compliance for escrow obligations through 2006 and currently has approximately $38.3 million in escrow. The Company will be required to make deposits into escrow of 2006 sales by April 15, 2007.

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

We May Have Additional Federal Tax Obligations.

In 2004, the Company was notified that its 2001 tax return had been selected for examination by the Internal Revenue Service (“IRS”). In the course of its conduct of this examination, the IRS has expanded the scope of the examination to include all of the Company’s returns that have been filed for the years ended December 31, 2002 through 2004. In 2005, the Company’s request for a private letter ruling, which related to the years under IRS examination, was resolved generally in its favor. The statute of limitations for taxable years 2001 and 2002 have been extended by mutual agreement through September 15, 2007. All information requested by the IRS in connection with its examination has been provided by the Company. The IRS may request additional information as the examination is ongoing. There have been some discussions with the IRS relating to the timing of certain deductions and a brief supporting the Company’s position has been submitted. Since the Company’s returns for such years are currently under examination and the timing of certain deductions has been raised, it is reasonably possible that adjustments may be proposed that result in liability to the Company. The Company has estimated a range of potential liability of from $0 to approximately $1.7 million. The Company believes the returns filed for such years are substantially correct and intends to vigorously contest any proposed liability through all available means including judicial proceedings if necessary.

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

The Company’s success depends in large part on its ability to attract and retain, on a continuing basis, consulting services from highly qualified scientific, technical, management, financial and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain the personnel necessary for the development and operation of our business or that given the losses that the Company has suffered over the past four years that we will have the financial ability to do so. The loss of the services of key personnel or the termination of relationships with independent scientific and medical investigators could have a material and adverse effect on the Company’s business.

Management and significant stockholders can exercise influence over the Company

Based upon stock ownership as of December 31, 2006, our executive officers, directors and their associates, own an aggregate of approximately 29.2% of our outstanding shares. As a result, these persons acting together may have the ability to control matters submitted to our stockholders for approval and to control the management and affairs of the Company. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, impede a merger, consolidation, or takeover or other business combination, or discourage a potential acquirer from attempting to obtain control. This concentration of control could also have a negative effect on the market price of our shares.

Our stock price has been and may continue to be volatile and an investment in our common stock could suffer a decline in value

The trading price of the shares of our common stock has been and may continue to be highly volatile. Since 2005, our stock has traded at prices ranging from $1.68 on August 2, 2006, to $6.49 on February 23, 2005, and $3.25 on December 29, 2006 and $0.78 as of February 5, 2007. We receive only limited attention by securities analysts and may experience an imbalance between supply and demand for our common stock resulting from low trading volumes. The market price of our common stock may fluctuate significantly in response to a variety of factors, most of which are beyond our control, including the following:

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

On January 31, 2007, our stock traded below $1.00 per share and remained below $1.00 per share for five days. After closing at $1.00 on February 7, 2007, the stock traded below $1.00 per share and remained below $1.00 per share for 14 days. Under rules of the NASDAQ Global Market, if our stock trades below $1.00 a share for 30 consecutive business days, the NASDAQ will issue a notice of intent to delist the Company if its shares do not trade above $1.00 per share for ten consecutive business days during the next 180 calendar days and we do not otherwise comply with NASDAQ listing requirements. While this period may subsequently be extended, if the Company’s shares do not trade at above $1.00 for substantial periods, there is a possibility that the Company could face delisting on the NASDAQ exchange, which could have a negative effect on the market price for our shares.

Future sales of our common stock would have a dilutive effect on current stockholders

If we issue additional shares of our common stock for sale in future financings, our stockholders would experience dilution.

Our research & development efforts may not result in commercially viable products and may continue to be curtailed by our lack of available research funds

Consistent with our efforts to cut costs, the Company deferred certain research projects beginning in the last half of 2003. We expect our spending on research for 2007 to be at a de minimis level, while we continue to concentrate our efforts and resources on our ongoing patent infringement lawsuit against RJR. Presently, our research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While our research work has been deferred as a result of the lack of available working capital, the Company has designed several additional scientific studies to assess, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. We hope to renew our research and development efforts in 2007, subject to the availability of funds. However, such research may not result in new products reaching the market, or in any improvements to our current products. This could occur for a number of reasons, including if potential new products:

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

The Company’s executive, marketing, sales and administrative offices are located in Chester, Virginia, which consist of a 45,000 square foot warehouse facility, including 7,000 square feet of office space. The warehouse space is used for storing and shipping tobacco products. The Company has given notice that it intends to move out of this facility in March 2007, at that time, the staff will relocate to the single story office building that the Company owns in Petersburg, Virginia.

The Company’s cigarette manufacturing facilities are located in Petersburg, Virginia. The Company owns its Petersburg facilities, which consist of a 50,000 square foot, four-story manufacturing building and an adjacent 6,000 square foot, single- story office building. The Company also leases a 14,000 square foot warehouse in Petersburg, Virginia, about one mile from its manufacturing facilities, pursuant to a one year lease. The Company will use this space in Petersburg to manufacture and to warehouse its tobacco products.

An additional 5,600 square feet of office space is currently being leased by the Company in Bethesda, Maryland, pursuant to a lease that was to expire in December 2006, but which has been extended through June 2007. This additional space houses the Company’s executive, administrative, legal and scientific offices. This location in Bethesda, Maryland was selected to provide Star’s scientific and medical consultants access to the FDA, National Institutes of Health and the U.S. National Medical Library, as well as access to Congress, the Executive branch of government and the various Federal agencies in the greater Washington, D.C. area. The Company is in the process of seeking to reduce the amount of leased space that it maintains in Bethesda, Maryland.

The Company leases two adjacent buildings and parcels of land in Chase City, Virginia. The first property consists of seven acres of land and an approximately 100,000 square foot building thereon in Chase City, Virginia, which has been used in processing tobacco utilizing the Company’s StarCured® tobacco curing method and for manufacturing ARIVA®, Stonewall® dry snuff and STONEWALL Hard Snuff®. The Company has approximately three years remaining on a ten-year lease for this property, and it has an option to purchase the property at any time during the term of the lease.

The second Chase City property has approximately 91,000 square feet of warehouse/manufacturing space and 9,000 square feet of office space and is located on approximately nine acres of land. This facility was purchased during 2002 by the

Mecklenburg and Chase City Industrial Development Authorities and renovated to Star’s specifications. The Company has approximately five years remaining on an initial ten-year lease which is then to be renegotiated for an additional ten year period. The Company also has an option to buy the property at any time during the lease.

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

On January 19, 2007, the Court granted RJR’s Motions for Summary Judgment in part and denied these motions in part. On its motion for Summary Judgment on the Effective Filing Date of the Patents, the Court established September 15, 1999 as the effective filing date, but denied RJR summary judgment of invalidity with regard to the patents-in-suit. On RJR’s motion for Summary Judgment on Indefiniteness, the Court granted the motion on the basis that the term “anaerobic condition” was indefinite. On January 19, 2007, the Court also advised the parties that it would seek to issue the ruling on RJR’s inequitable conduct defense before the end of February. In a letter to all counsels dated February 26, 2007, the Court stated that it was not in a position to issue a ruling on the inequitable conduct defense prior to the end of the month, but would seek to issue its decision in March 2007. On March 5, 2007, the Company filed a motion requesting the Court to permit the immediate filing of an appeal on an interlocutory basis while it completes its ruling on the inequitable conduct defense.

The Company will file a notice of appeal with the United States Court of Appeals for the Federal Circuit with respect to the District’s Court ruling on indefiniteness and the effective date of the claims of the patent-in-suit, once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered or if leave is granted to file an interlocutory appeal in the interim. If the Court were to rule against the Company on the inequitable conduct defense, we would also appeal that decision to the Federal Circuit Court of Appeals.

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

Internal Revenue Service Examination

In 2004, the Company was notified that its 2001 tax return had been selected for examination by the Internal Revenue Service (“IRS”). In the course of its conduct of this examination, the IRS has expanded the scope of the examination to include all of the Company’s returns that have been filed for the years ended December 31, 2002 through 2004. In 2005, the Company’s request for a private letter ruling, which related to the years under IRS examination, was resolved generally in its favor. The statute of limitations for taxable years 2001 and 2002 have been extended by mutual agreement through September 15, 2007. All information requested by the IRS in connection with its examination has been provided by the Company. The IRS may request additional information as the examination is ongoing. There have been some discussions with the IRS relating to the timing of certain deductions and a brief supporting the Company’s position has been submitted. Since the Company’s returns for such years are currently under examination and the timing of certain deductions has been raised, it is reasonably possible that adjustments may be proposed that result in liability to the Company. The Company has estimated a range of potential liability of from $0 to approximately $1.7 million. The Company believes the returns filed for such years are substantially correct and intends to vigorously contest any proposed liability through all available means including judicial proceedings if necessary.

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

Other

On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In its response, the Company requested that the grant be extended for an additional year, given certain delays which have been encountered in connection with the launch of its smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA that sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. In late October 2006, the Company received a request for a further update on the status of this grant. The Company in November filed a further response and requested a further extension of the grant. Depending on the level of investment and hiring recognized by the State, the Company may be required to return some or all of the $300,000 in grant funding, but the Company’s management does not anticipate that the Company will be required to repay this amount.

Item 4.	Submission of Matters to a Vote of Security Holders

On December 15, 2006, Star held its annual meeting of stockholders. The matters voted upon at the meeting and the corresponding results are set forth below.

1.	The election of six directors to hold office until the next meeting of stockholders and until their respective successors have been elected or appointed:

NOMINEE	FOR	WITHHOLD
Dr. Christopher C. Chapman	73,961,671	459,719
Marc D. Oken	73,961,871	459,719
Paul L. Perito	73,951,271	470,119
Leo S. Tonkin	73,954,871	466,519
David C. Vorhoff	73,961,671	459,719
Jonnie R. Williams	73,952,571	488,819

2.	Reapproval of the Company’s 2000 Performance Bonus Plan:

FOR	AGAINST	ABSTAIN
36,333,718	1,254,709	178,570

3.	Stockholder ratification of the appointment of Aidman Piser & Company, P.A. as independent auditors to audit the Company’s 2006 financial statements.

FOR	AGAINST	ABSTAIN
74,344,896	55,721	20,773

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

The common Stock of the Company (the “Common Stock”) is traded on the NASDAQ Global Market System under the symbol “STSI.” Set forth below are the high and low sales prices for each full quarterly period during 2005 and 2006, as reported by NASDAQ. From time to time, during the periods indicated, trading activity in the Common Stock was infrequent. As of March 1, 2007, there were approximately 697 registered holders of Common Stock.

	2006		2005
	High	Low	High	Low
Quarter

First	$3.50	$2.23	$6.49	$3.49
Second	3.00	2.23	5.80	4.11
Third	3.09	1.68	4.63	3.11
Fourth	4.45	2.95	3.21	2.11

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

Five-year financial performance graph: 2002-2006

Comparison of five-year cumulative return among Star Scientific, the S&P Tobacco Industry Group, and the S&P Composite

	FISCAL YEAR ENDING
COMPANY / INDEX / MARKET	2001	2002	2003	2004	2005	2006
Star Scientific, Inc.	100.00	41.50	73.52	200.99	92.89	128.46

S&P Tobacco Group	100.00	93.20	131.67	157.78	197.53	241.30

S&P Composite	100.00	77.90	100.25	111.15	116.61	135.03

The current composition of S & P Industry Group 30203010 - Tobacco - is as follows:

ALTRIA GROUP INC

REYNOLDS AMERICAN INC

UST INC

The Stock Performance Group shall not be deemed to be “soliciting materials” or to be “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 under the Securities and Exchange Act of 1934. In addition, it shall not be deemed incorporated by reference by any statement that incorporates this annual report on Form 10-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference.

Unregistered Option Grants

In 2006, Star granted its directors (the “Purchaser Class”) options to purchase Star’s Common Stock as described in Star’s Quarterly Reports on Form 10-Q filed during 2006 or during the fourth quarter as described below. All options described below were granted under the Star Scientific, Inc. 1998 Stock Option Plan or the Star Scientific, Inc. 2000 Equity Incentive Plan. On October 11, 2005, options for 50,000 shares of common stock with an exercise price of $3.54 were granted to two members of the Purchaser Class in a private offering in accordance with Section 4(2) of the Securities Act of 1933 as amended and on November 20, 2006, options for 50,000 shares of common stock with an exercise price of $3.91, were granted to one member of the Purchaser Class in a private offering in accordance with Section 4(2) of the Securities Act of 1933.

Item 6.	Selected Financial Data

The selected consolidated financial data of the Company, for and as of the end of each of the periods indicated in the five-year period ended December 31, 2006, have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements of the Company, including the notes to those consolidated financial statements contained elsewhere in this report.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data:
Net Sales	$37,746	$46,436	$66,657	$73,259	$158,192
Cost of goods sold (excludes federal excise tax)	11,126	12,581	17,787	21,977	77,016
Gross Profit	6,013	5,267	12,791	14,746	26,719
Operating income (loss)	(12,280)	(19,333)	(15,956)	(14,104)	(4,852)
Net income (loss)	(12,280)	(25,062)	(16,576)	(16,661)	(4,358)
Basic income (loss) per share	(0.16)	(0.34)	(0.27)	(0.28)	(0.07)
Diluted income (loss) per share	(0.16)	(0.34)	(0.27)	(0.28)	(0.07)
Weighted average shares outstanding	77,836	73,096	62,137	59,719	59,729

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	4,297	11,533	7,703	0	14
Property, plant & equipment	10,066	11,641	15,182	18,877	21,353
MSA escrow funds	38,329	37,267	33,396	27,024	33,482
Total assets	60,937	67,780	69,517	60,305	89,299
Long-term obligations	14,975	19,434	34,227	31,637	31,028
Stockholders’ equity (deficit)	38,909	40,383	23,330	9,049	24,783

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

Company Mission

Our long-term focus continues to be the research, development and sale of products, particularly very low-TSNA smokeless tobacco products that expose adult tobacco users to lower levels of toxins, as well as licensing of our low-TSNA technology. Our overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. We fully accept the evidence that links smoking tobacco with a variety of diseases and premature death and believe it is highly unlikely that the health risks of smoked tobacco can be completely eliminated and that no safe cigarettes will ever be manufactured. We believe we were the first company to state unequivocally that “there is no such thing as a safe cigarette”. Further, we were the first company to affix to the back of the package of our first premium low-TSNA product, Advance®, a package “onsert” which contained not only scientifically verified comparative content data, but also additional health warnings. Nevertheless, in a world where an estimated 1.3 billion people smoke and use other conventional tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, we believe we have a corporate responsibility to continue our research and development efforts to manufacture tobacco products in the least hazardous manner possible, given available technology, particularly through the StarCured® tobacco curing process. While we have deferred our research projects because of cost-cutting efforts necessitated by our lack of available working capital, we expect to renew those efforts after the completion of our patent infringement lawsuit against RJR, although the extent of future research efforts will depend, in part, on the results of the RJR litigation, which is currently pending appeal to the United States Court of Appeals for the Federal Circuit.

We believe we have the technology, through our exclusive patent licenses, to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to the lowest possible levels (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below) and have demonstrated that our method for curing tobacco using the StarCured® tobacco curing process can be scaled up to meet broad commercial needs in the United

States and abroad. Our focus on very low-TSNA, non-fermented smokeless tobacco products (in addition to the eventual licensing of our technology) is based, in part, on the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens.

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

Prospects for Our Operations

We experienced a reduction in revenue and gross margins in 2006, as well as a net loss of approximately $12.3 million. Our future prospects are dependent, in the near term, on the improvement in the performance of our discount cigarette business and, on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers; and, in the future, on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through such royalty payments will also be dependent upon the successful completion of our ongoing patent infringement lawsuit against RJR. In that litigation, the United States District Court for the District of Maryland in January 2007 issued a ruling that two of the Company’s patent which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite. That decision and a related ruling will be appealed to the United States Court of Appeals for the Federal Circuit once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered or if leave is granted to file an interlocutory appeal in the interim.

The recurring losses generated by our operations continue to impose significant demands on our liquidity. In 2006, we generated $10.0 million through the sale of common stock by entering into securities purchase and registration rights Agreements (“the Purchase Agreements”) and through the exercise of warrants issued under Purchase Agreements. In March 2007, the Company entered into an agreement under which it received approximately $11.5 million in return for assigning to the purchasers the right to interest paid in the Company’s escrow fund and to any releases of the escrow principal for any overpayments, or, if those funds are not used to satisfy judgments or settlements by the Settling States, releases of the principal on a rolling basis after twenty-five years. Also, in March 2007, the Company sold approximately 960 of its tobacco curing barns for approximately $11.2 million and anticipates completing sales on a total of approximately 960 curing barns this month for an aggregate purchase price of approximately $11.6 million.

With the proceeds of the Company’s financings in 2007 we anticipate that we will have sufficient funds to support our operations through 2008, notwithstanding continued intensified competition, especially from wholesalers selling deep discount foreign manufactured cigarettes, in the non-MSA states. However, absent the successful completion of our ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants or a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it will be necessary to pursue additional sources of funds in early 2009. However, depending upon market conditions and the price of our common stock, we may determine to seek additional funds before that date.

Discount Cigarettes. Since 2000, our discount cigarette business has experienced a significant decline in sales, partly caused by intensified pricing competition from wholesalers selling deeply discounted foreign manufactured cigarettes. In addition, a portion of our gross profits on cigarette sales must be paid into escrow to meet our obligations under the MSA. Our cigarettes are sold through approximately 73 tobacco distributors throughout the United States, although we have successfully sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas, where we do not incur escrow obligations under the MSA.

Cigarette sales and associated gross profits have continued to trend downward over the last several years, particularly when consideration is given to the Company’s MSA escrow requirements. For the year ended December 31, 2006, we experienced a net operating loss and a decrease in truckload sales over 2005. Also, increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have continued to adversely impact on the sales of discount cigarettes. This trend has continued into the first quarter of 2007 and has been exacerbated by the $1.00 per pack tax increase that became effective on cigarette sales in Texas as of January 1, 2007. Moreover, there continues to be significant competition in the non-MSA states, especially wholesalers selling deeply discounted foreign manufactured cigarettes, and pressures on the cigarette industry in general.

While the Federal buyout legislation for tobacco quota resulted in an increase of approximately $0.50 per carton in cigarette costs beginning January 1, 2005, Star along with the rest of the industry has raised prices to cover those costs. The elimination of price supports and limits on tobacco cultivation has resulted in lower prices for domestically grown tobacco leaf which could, in turn, result in a reduction of the cost of tobacco used in the Company’s cigarettes, although, to date, prices have remained about the same. While costs of the tobacco buyout program are also assessed on smokeless tobacco products, those costs will be minimal for the foreseeable future given the Company’s de minimis sales of smokeless products to date.

Notwithstanding the challenges facing our discount cigarette business the sale of discount cigarettes in the four non-MSA states has been our principal source of revenue over the past several years. We will continue to evaluate the prospects for the cigarette business in general given the overall trend of decreasing sales, and sales in MSA states, in particular, given the additional regulatory and MSA burdens of operating in those states.

Smokeless Tobacco. Sales of our smokeless tobacco products increased in 2006 and were 57.6% higher than 2005 sales. However, sales of our smokeless products continue to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at break-even levels.

STONEWALL Hard Snuff® now represents a majority of our hard tobacco sales. We continue to seek to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts which, if successful, would likely contribute to consumer acceptance of our smokeless tobacco products. We do not expect to increase our financial efforts to broadly market smokeless products, or to significantly advance our research and development efforts, in the near term. In 2006, the Company developed new “natural” flavors of hard snuff and conducted consumer preference studies for that product. The Company in early 2007 introduced this flavor into test market and anticipates supporting that effort with increased marketing.

Licensing. We have an exclusive, worldwide license from Regent Court Technologies, LLC under twelve patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process, as discussed herein, involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. We continue to pursue means of collecting royalties with respect to this curing technology, including through arrangements described below and our patent infringement lawsuit against RJR. However, in the Company’s patent litigation against RJR, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that two of the Company’s patent which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite. That decision and a related ruling will be appealed to the United States Court of Appeals for the Federal Circuit once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered or if leave is granted to file an interlocutory appeal in the interim.

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

In the second quarter of 2004, we entered into an agreement with another tobacco manufacturer for the licensing of low-TSNA hard tobacco. Under that agreement, the manufacturer conducted an initial assessment of a hard tobacco product, but did not conduct a further test market as envisioned under the agreement.

While licensing of our exclusive patent rights is a major potential source of additional revenue for us, fully realizing this potential will depend on our ability to successfully defend and enforce our patent rights and to obtain a reversal on appeal of the decision issued by the United States District Court for the District of Maryland that the patents at issue in our lawsuit against RJR are invalid because of the indefiniteness of the term “anaerobic condition”.

Impact of the MSA. We continue to experience negative cash flows from operations, particularly when the escrow obligations arising under the MSA are taken into account. We have deposited into escrow a net amount of approximately $38.3 million for sales of cigarettes in MSA states. We are currently seeking to determine the extent of our 2006 escrow obligation, but expect that this obligation will be approximately $500,000, based on information which we have on direct sales, the level of indirect sales by our customers to MSA states in prior years, and reports received from such states to date.

We deposited a total of approximately $1.0 million into escrow for our obligations for 2005 sales. This compares to a net amount of approximately $3.9 million that we deposited in 2005 for 2004 sales. To minimize the impact of these MSA obligations on our liquidity, over the last several years we have successfully focused our cigarette sales primarily in the four non-MSA states where we are not required to make deposits into escrow, and have enhanced our efforts to prevent our cigarettes intended for the non-MSA states from being diverted into MSA states. However, in the near term we must continue to make MSA escrow deposits, but expect that these amounts will continue to decrease based on information which we have on direct sales in MSA states and the level of indirect sales by our customers to MSA states.

Recent Legislation Impacting Sales of Discount Cigarettes. Over the last several years there have been significant increases in the regulatory burdens faced by our cigarette business. Minnesota, one of the four non-MSA states in which we increasingly have focused our sales of discount cigarettes, passed a statute which took effect on July 1, 2003, requiring distributors in the state to pay an additional $0.35 per-pack fee on cigarettes purchased from manufacturers like us that have not entered into a separate settlement with the State. Because the statute impacts on all such non-participating manufacturers, its effect has tended to be uniform among these manufacturers. Further, in August 2005, the state of Minnesota increased the tax rate by $1.005 per pack, consisting of a $0.255 sales tax increase and a $0.75 health impact fee. This tax has put further price pressure on discount cigarettes since the new tax was imposed on a per pack basis and replaced a prior tax that was calculated as a percentage of the wholesale price.

Bills were introduced during the 2006 legislative sessions in each of the other three non-MSA states that would have imposed an additional user fee on non-participating manufacturers at a rate of $0.40 to $0.50 per pack on cigarettes sold by companies that have not entered into separate settlement agreements with those states. However, none of these bills were enacted into law. Similar types of legislative proposals have been introduced in Mississippi in 2007 and similar legislative initiatives may be introduced in Florida and Texas this year. Passage of statutes in the non-MSA states that impose fees on manufacturers that have not previously settled with these states would be expected to impact on all such manufactures equally, but would make discount cigarettes more expensive and lessen the competitive price advantage they currently enjoy compared to generic and premium brand cigarettes. A special session of the Texas legislature was convened in April 2006 to address school finance legislation which had been an issue in Texas since 2005. During the special session, the legislature enacted new funding legislation that included a $1.00 per-pack tax increase on cigarettes. That legislation was signed by the Governor and the cigarette tax increase portion of the statute took effect on January 1, 2007. The $1.00 per-pack tax increase will be applied to cigarettes produced by all manufacturers and it is expected that the new tax will put increased pressure on the market for cigarettes in Texas generally. Passage of statutes like that in Texas, that impose increased state taxes on all manufacturers, will result in discount cigarettes being more expensive and likely will lessen the competitive price advantage they currently enjoy compared to generic and premium brand cigarettes.

In addition, there are numerous recently enacted statutes and legislative initiatives in MSA states that could further impact our ability to compete in these states, even though we successfully have sought to limit sales in the MSA states. We have determined to cease sales in certain states in response to some of these developments.

Michigan, an MSA state, passed a fee statute in January 2004 that requires the payment of a $0.35 per-pack fee on cigarettes sold by non-participating manufacturers, that must be paid in advance, and is based on an estimate of projected sales by the State’s Department of Revenue. This fee is in addition to the MSA requirement that non-participating manufacturers deposit funds into escrow for each cigarette sold in an MSA state. Given the cost burden of making both the escrow payments and fee payments, we advised Michigan’s Department of Revenue that we would not sell our cigarette brands in Michigan in the future. Utah and Alaska, MSA states where we had virtually no sales in 2005, also have passed additional per-pack fees imposed on cigarettes sold by non-participating manufacturers. Legislation imposing a fee on cigarettes sold by non-participating manufacturers was introduced in a number of other MSA states in 2006, but none of these bills were enacted into law. The impact of these new fee statutes in the MSA states would be expected to have a negative impact on all non-participating manufacturers’ sales in these states, including Star. However, as previously noted, we have sought to focus our cigarette sales in recent years in the four non-MSA states. During the year ended December 31, 2005, approximately 95% of our cigarette sales were in non-MSA states and we believe that the percentage of sales in non-MSA states during 2006 will be approximately 97%.

On June 28, 2004, regulations went into effect in the State of New York requiring that cigarettes sold in that state meet certain fire safety standards. We decided it would not be economically feasible to develop a separate type of cigarette for sale in New York and have not attempted to become certified under the new regulations. As a result, we are not now selling cigarettes in New York and do not anticipate having sales of cigarettes in New York in the future. Bills relating to fire safety standards have been introduced in several other states and in Congress and California, Illinois, New Hampshire, Massachusetts and Vermont passed fire safety laws in 2006. The statute in Vermont became effective on May 1, 2006 and the statute in California became effective on January 1, 2007. We had few sales in either Vermont or California in 2006 and we advised those states that we would not seek to sell cigarettes in those states once these statutes became effective. The New Hampshire statute will become effective on October 1, 2007. The statutes in Illinois and Massachusetts become effective on

January 1, 2008. Because of our continued efforts to limit sales in the MSA states, and the expectation that such reduction will continue in the future, we do not expect that these or similar statutes if passed in the MSA states will have a material impact on our sales when such statutes go into effect. Proposed fire safety statutes have been introduced in several of the MSA states in 2007. We will continue to monitor these fire safety legislative initiatives as they move forward and, as appropriate, reassess our decision not to develop a cigarette that complies with such regulations.

The Department of Agriculture which is responsible for structuring the payment program to tobacco growers under the tobacco quota buyout program, issued regulations relating to the assessment of the buyout cost pursuant to the Fair and Equitable Tobacco Reform Act of 2004 in February 2005. Under the regulations, the assessment are made quarterly based on the prior quarters taxable amount of cigarettes removed from bond. In 2006, we made quarterly payments of approximately $483,000, $707,000, $747,000 and $831,000. This included payment of a portion of a separate assessment of $1,128,093 for certain loan loss costs and administrative costs in the third quarter of 2005 that was paid over six quarters. The final assessment payment was made in the fourth quarter of 2006. With the exception of the assessment, the quarterly payments have been approximately $0.50 per carton. All of the major tobacco companies, as well as Star, have increased prices to cover the cost of the buyout which have been reflected in higher overall prices for tobacco products. In 2005, tobacco production decreased significantly primarily due to uncertainty relating to the buyout program. Tobacco production rebounded significantly in 2006. It is expected that the elimination of price supports and limits on tobacco cultivation ultimately will result in lower prices for domestically grown tobacco leaf which could, in turn, result in a further reduction of the cost of tobacco used in the Company’s cigarettes which may be of some help in competing with deeply discounted foreign manufactured cigarettes.

As part of the buyout program, the USDA in August 2005 assessed a separate charge of $287 million for Commodity Credit Corporation tobacco loan losses and $4.5 million in administrative fees on an industry wide basis. The Company’s portion of that assessment was $1.1 million, which the USDA permitted the Company to pay over six quarters with the final payment being made during the fourth quarter of 2006. During the ten year life of the buyout program, the USDA could assess up to approximately $250 million in additional loan loss costs or administrative fees. At this point it is unknown when, or if, any such assessments will be made in the future.

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

Trial in this case commenced on January 31, 2005 before the Court on RJR’s defense of inequitable conduct before the patent office. At the conclusion of the bench trial of this portion of the case, the Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it rules on two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005. In January 2007, the United States District Court for the District of Maryland issued a ruling that two of the Company’s patent which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite. That decision and a related ruling will be appealed to the United States Court of Appeals for the Federal Circuit once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered or if leave is granted to file an interlocutory appeal in the interim. Also, if the Court were to rule against the Company on the inequitable conduct defense that was tried in early 2005, and which is currently pending, we would be required to appeal that decision and obtain a reversal in order to be in a position to enforce the patents. The lawsuit against RJR is the centerpiece of our announced policy of protecting the intellectual property to which we are the exclusive licensee under our license arrangement with Regent Court Technologies.

Merger of B&W and RJR. In 2004, B&W and certain of its affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the former parent of B&W. We have a variety of agreements with B&W. Given our pending patent infringement lawsuits against RJR, it is difficult to evaluate the precise impact which the transaction between B&W and RJR will have on us and our operations. However, the fact that B&W and RJR have combined their operations could have a negative impact on the range of existing agreements which we have entered into with B&W, including future royalties under our agreements relating to the Advance® low-TSNA cigarette for which no royalties were received since 2004, and potential royalties. For example, following the combination, RJR took the position in our litigation that the new operating entity established as a result of this combination transaction assumed all of the rights and obligations under the agreements previously entered into between us and B&W, and moved to dismiss the case on that basis. After full briefing, the Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign the Star/B&W agreements to the new subsidiary, that we had not consented to the assignment and that the de facto merger doctrine did not apply to vitiate the need for our consent. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations did not impact on the claims asserted by us in the patent litigation.

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

The Company did not recognize any royalty revenues in 2006, and had de minimis royalty revenues in 2005 and 2004.

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

Each quarter an impairment analysis is conducted by management to determine the value of the barns. Government regulation and the market for equipment used in producing tobacco plays a role in determining the value of the long-lived assets. In the third and fourth quarters of 2005, the Company wrote down the value of the tobacco curing barns by approximately $2.1 million and $0.4 million, respectively, after conducting an analysis of the current market value for the barns in light of the diminished utilization of the barns during 2005 as a result of the elimination of price supports and quotas for tobacco. In 2006, the production of tobacco rebounded and this resulted in a substantial increase in the value of its tobacco curing barns, so that the Company’s StarCured® tobacco curing barns are reflected on the Company’s books at a value which is substantially below their current market value.

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

Throughout the 2004 growing season, there had been a fairly constant use of the Company’s StarCured® tobacco curing barns by the participating StarCured® farmers. Given the consistent level of production in prior years, the Company calculated depreciation on the barns in 2004 using the “units of production” method of accounting to take into account that the barns are used only during the tobacco-curing season – from August to November. In 2005, the Company recorded an impairment charge of approximately $2.5 million to reflect the fair value impairment of the curing barns as a result of the elimination of the price supports and quotas for tobacco in 2005. In 2006, the production of tobacco rebounded and this resulted in a substantial increase in the value of its tobacco curing barns, so that the Company’s StarCured® tobacco curing barns are now carried at a book value that is substantially below their current market value.

MSA Escrow Fund

Amounts deposited into MSA escrow accounts are required to be held in escrow for 25 years and have been reported as a non-current asset in the Company’s consolidated financial statements, given the restrictions placed on the use of these funds. In March 2007, the Company entered into an agreement under which it received a payment of approximately $11.5 million in return for assigning to the purchasers the right to interest paid on the Company’s escrow fund and to any releases of the escrow principal for any overpayments, or, if these funds are not used to satisfy judgments or settlements by the Settling States, releases of the principal on a rolling basis after twenty-five years.

To date, the Company has not been sued by an MSA state in an attempt by such state to collect on amounts that have been deposited into escrow by the Company. The probability that such suits will be filed in the future is generally unknown, although there will be an incentive for such suits to be filed prior to the time that the funds deposited into escrow are returned to the Company. If such suits are filed, the Company will attempt to assess the viability of such suits in order to determine what impact such pending litigation would have on the Company’s MSA escrow funds and its obligations to protect the funds.

Results of Operations—Fiscal 2006 Compared to Fiscal 2005

Please refer to Item 6, “Selected Financial Data” which appears on page 33 of this report to view the five year comparative results of operations and selected financial data.

Net Sales. During 2006, the Company’s net sales decreased to $37.7 million, reflecting a decrease of $8.7 million, or 18.7% from 2005 net sales of $46.4 million. The Company sold approximately 950 million cigarettes during 2006, compared with sales of approximately 1.2 billion cigarettes during 2005, representing a decrease of approximately 21%. The decline in unit sales was principally due to continued pricing competition from wholesalers buying from foreign manufacturers, particularly in the four non-MSA states in which the Company is currently focusing its sales efforts (as discussed in greater detail in “Competition” under Item 1) and the Company’s successful efforts to limit sales in the MSA states.

The average wholesale price charged by the Company for its cigarettes increased 4.1% from $7.56 per carton during 2005 to $7.87 per carton during 2006. Pricing was fairly consistent throughout the year.

The Company sold 9,700 cartons of ARIVA® during 2006, compared with sales of 7,740 cartons during 2005, representing an increase of approximately 25.3%. Sales in both 2005 and 2006 were related primarily to repurchase orders. While sales of ARIVA® have increased on a year-to-year basis over the past several years, sales of our smokeless tobacco products continue to be de minimus compared to cigarette sales. The Company believes that the acceptance of ARIVA® has been adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® in 2002 and 2003 by certain state attorneys general and certain public health advocacy groups which appeared in various newspapers and FDA filings; (4) ARIVA® requires Federally mandated smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop brand name recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users.

The Company sold 25,640 cartons of STONEWALL Hard Snuff® during 2006 compared with 14,680 cartons during 2005, representing an increase of approximately 74.7%. STONEWALL Hard Snuff® now represents a majority of Star’s hard tobacco sales. Currently the Company believes that more than 10,000 locations nationwide have either STONEWALL Hard Snuff®, ARIVA® or both available and the Company has been seeking to increase the number of stores carrying these products. Sales of STONEWALL Hard Snuff® and ARIVA® continue to be impacted by the Company’s working capital constraints which allow only limited expenditures for marketing and product placement, but combined sales of ARIVA® and STONEWALL Hard Snuff® increased by 57.6% over 2005.

Gross Margin. During 2006, overall gross margin increased to $6.0 million compared to $5.3 million in 2005, despite lower volumes and increased manufacturing costs for cigarettes. The increase in gross margin was primarily due to the fact that the gross margin in 2005 was negatively impacted by the one-time USDA assessment in August 2005 of $1.1 million which the Company expensed at that time. The gross margin in 2006 also included higher sales prices for the Company’s cigarette products.

The Company’s average cost-of-goods sold for discount cigarettes in 2006 increased by approximately 14.7%, to a blended average of approximately $2.03 per carton, compared with a blended average cost of $1.77 per carton during 2005. This increase was primarily due to the decreasing volume of cigarette production. Fixed direct manufacturing expenses were not able to be spread over a larger volume of cigarette production and, as a result, the average cost per carton increased.

While the average wholesale price charged by the Company for its cigarettes increased 4.1% from $7.56 per carton during 2005 to $7.87 per carton during 2006, the price increases were partially offset by the fact that the average cost per carton increased by 14.7% from $1.77 per carton during 2005 to $2.03 per carton in 2006. In summary, the average price per carton during 2006 increased by 31 cents per carton while the average cost per carton rose 26 cents. As a result, the margin during 2006 increased by an average price of 5 cents per carton as compared with 2005.

Federal excise tax remained at $3.90 per carton during both 2005 and 2006. Beginning on January 1, 2005, there was an increased cost of approximately $.50 per carton for the tobacco farmer buyout legislation. In addition to the $0.50 per carton charge, the USDA in August 2005 assessed the Company a charge of $1.1 million for its portion of the Commodity Credit Corporation loan losses on tobacco and administrative costs. The USDA permitted the Company to pay this amount over six quarters in installments of approximately $190,000 per quarter, but because the USDA assessed this amount in the third quarter of 2005, the Company expensed the full amount during that quarter. The last payment for this assessment was paid during the fourth quarter of 2006.

The Company anticipates that the manufacturing capacity at its Petersburg, Virginia, facility should be sufficient to satisfy the manufacturing needs for its cigarettes for the foreseeable future.

The calculation of the per-carton cost does not include any amount reflecting the MSA deposit per carton to be funded in April 2007 for sales made in MSA states during 2006. Historically MSA escrow payments have neither been expensed nor accrued for income statement purposes because the escrow deposit remain the property of the Company on its balance sheet. The deposits into the MSA escrow accounts do negatively impact the Company’s cash flow since the funds are unavailable for use by the Company. (See “Liquidity and Capital Resources” below for more information on the Company’s liquidity.) In March 2007, the Company assigned its rights to the interest earned on the MSA deposits and to any releases of principal in return for a payment of approximately $11.5 million.

Due to the under-utilization of the smokeless tobacco packaging equipment, and much higher costs for smokeless products, the Company’s gross profit for smokeless products was negative during both 2005 and 2006. The Company recorded charges of $1.1 million and $1.2 million for write-downs of ARIVA® and STONEWALL Hard Snuff® inventory to net realizable value during the years ended December 31, 2006 and 2005, respectively. Due to the low capacity utilization of smokeless tobacco manufacturing and packaging equipment in 2005, unit manufacturing costs increased significantly on a per unit basis. As a result, the inventory was written down to its net realizable value.

Total Operating Expenses

Total operating expenses decreased approximately $6.6 million or 26.7% to $18.3 million for 2006 from $24.6 million in 2005. Marketing and distribution costs decreased by approximately $2.3 million from $8.3 million in 2005 to $6.1 million in 2006 primarily due to decreased salaries and commissions that resulted from the reduction in the sales force in early 2006. General and Administrative costs decreased approximately $1.9 million to $10.6 million for 2006 from $12.5 million in 2005 primarily due to decreased legal expenses of approximately $2.3 million because of reduced activity while the Company awaited rulings in the patent infringement lawsuit against RJR. Depreciation expense related to StarCured® barns increased from $1.1 million in 2005 to $1.4 million in 2006 primarily due to the significantly increased volume of tobacco being cured in the StarCured® barns during 2006. The much lower volume of tobacco cured in 2005 was primarily due to the uncertainty concerning the tobacco buyout program. Research and development costs increased slightly from $0.1 million in 2005 to $0.2 million in 2006.

•

Marketing and Distribution Expenses. Marketing and distribution expenses totaled $6.0 million in 2006 compared to $8.3 million for 2005, a decrease of $2.3 million. This change reflects a decrease of $1.3 million in salaries for sales persons as a result of the overall reduction in the size of the sales force. This reduction also resulted in the corresponding decrease of $1.0 million in sales commissions, and a decrease of $0.4 million in vehicle leases. There was a decrease of $0.1 million in freight costs related to the lower sales volume and an increase of $0.5 million in marketing costs.

•

General and Administrative Expenses. General and administrative expenses for 2006 totaled $10.6 million, a decrease of $1.9 million compared to $12.5 million in 2005. During 2006, legal expenses decreased by approximately $2.3 million due to reduced activity in the patent infringement lawsuit against RJR while the Company awaited rulings on the inequitable conduct defense tried in the District Court of Maryland in early 2005 and two Summary Judgment Motions. The Company experienced increases in insurance costs of $0.4 million, an increase of $0.3 million in stock-based compensation, and an increase of $0.2 million in travel costs. The Company expects that its legal costs for the appeal in the RJR litigation will be substantially lower than the Company incurred in the trial and pretrial stages of the case, but will be more than the Company expended on legal fees on the RJR litigation in 2006.

•

Depreciation. Depreciation expense related to StarCured® barns and general/administrative related expenses totaled $1.4 million for 2006, compared with $1.1 million in 2005. During 2006, the amount of tobacco cured in the StarCured® barns increased substantially, which resulted in the higher depreciation charge.

•

Research and Development Expenses. There were de minimis research and development costs in both 2006 and 2005. Consistent with its efforts to cut costs, the Company deferred most of its research projects beginning in the last half of 2003. The Company expects to maintain its spending on research during 2007 at a de minimis level, while it continues to concentrate its resources on the appeal of its patent infringement litigation. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred due to its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of certain monetary constraints, we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. The extent of future research and development efforts will depend, in part, on the results of the RJR litigation.

•

Impairment of the tobacco curing barns. During 2005, the Company wrote-down the value of its tobacco curing barns by approximately $2.5 million to their market value, given the decreased demand for domestic tobacco following the implementation of the Federal tobacco buyout legislation which went into effect in 2005. During 2006, the valuation of the barns also dramatically increased. However, because the StarCured® barns are reflected in the financial statements at the lower of cost or market, they are now being carried at a value substantially lower than their current market value.

Interest Income. In 2006, the Company had de minimis net interest income because it had approximately equal amounts of interest expense ($1.9 million) and interest income. This compares to interest expense of $0.7 million and interest income of $1.4 million, for a net interest income of $0.7 million in 2005. The higher interest expense during 2006 resulted primarily from interest on the long-term notes from B&W. On January 1, 2006, the Company began paying interest and principal on its long-term notes from B&W, which as of January 1, 2006, had a principal balance of approximately $20 million. The higher interest income during 2006 was primarily due to increased interest income earned on the Company’s MSA escrow fund. In 2006, the Company received for its own account the current interest on the amounts in escrow.

Income Tax Benefit. The Company had zero income tax benefit in both 2006 and 2005. In 2004, the tax benefits were reduced due to a valuation allowance established since it is not more likely than not that such benefits will be realized. The valuation allowance in both 2005 and 2006 resulted in a zero income tax benefit.

Loss on Conversion of Long-term Debt to Equity. On January 10, 2005, Manchester Securities converted its $9.0 million convertible debenture into 3,179,810 shares of the Company’s common stock, which reflected an adjusted conversion price from $3.73 to $2.897, and $212,000 of accrued and unpaid interest. As a result of this transaction, the debenture was fully converted and cancelled with Manchester having no rights under the Debenture. As a result of the conversion of debt into equity, the Company recorded a non-cash charge during the first quarter of 2005 of $4.8 million to reflect the cost of the discount provided for in the conversion, as well as to expense the remaining portion of the unamortized costs of the initial debt issuance. There were no similar expenses in 2006.

Write-off of Note Receivable, Officer. On July 27, 2005, the Company’s President and Chief Operating Officer (“COO”) tendered to the Company a payment of $300,000 as full satisfaction of a nonrecourse and unsecured $2 million promissory note issued to the Company in 1999. The COO issued the note in 1999 to purchase two million shares of the Company’s common stock. Under its terms, the $2 million promissory note was nonrecourse as to accrued interest and 85% of the principal amount of the note, and reflected an inducement to the COO to join the Company and resign his senior partnership with a national law firm. In connection with the payment by the COO, the Company incurred an expense of $1.8 million due to the write-off of $1.7 million of the note receivable due and approximately $0.1 million of accrued interest. As a result of the payment, the Company incurred a non-cash charge in the second quarter and recorded a reduction of $300,000 in officers’ notes receivable in the third quarter to reflect the cash payment on July 27, 2005. There were no similar expenses in 2006.

Net Loss. The Company had a consolidated net loss of $12.3 million for 2006 compared with a consolidated net loss of $25.1 million reported for 2005. The net loss in 2006 reflected primarily lower volumes of cigarette sales and increased cigarette manufacturing costs, offset partially by an increase in pricing. The higher loss in 2005 reflected, in addition to significant operating losses, an approximate $4.8 million loss on the conversion of debt into equity, an impairment loss on the write-down of the Company’s tobacco curing barns of approximately $2.5 million, an approximate $1.8 million loss due to the write-off of the note receivable due to officer, and the one-time USDA charge for its portion of the Commodity Credit Corporation loan losses of approximately $1.1 million.

In 2006, the Company had basic and diluted losses per share of $(0.16) compared to basic and diluted net loss per share of $(0.34) in 2005.

Results of Operations—Fiscal 2005 Compared to Fiscal 2004

Please refer to Item 6, “Selected Financial Data” which appears on page 30 of this report to view the five year comparative results of operations and selected financial data.

Net Sales. During 2005, the Company’s net sales decreased to $46.4 million, reflecting a decrease of $20.3 million, or 30.4% from 2004 net sales of $66.7 million. The Company sold approximately 1.2 billion cigarettes during 2005, compared with sales of approximately 1.8 billion cigarettes during 2004, representing a decrease of approximately 32%. The decline in unit sales was principally due to continued pricing competition from wholesalers buying from foreign manufacturers, particularly in the four non-MSA states in which the Company is currently focusing its sales efforts.

The average wholesale price charged by the Company for its cigarettes increased 4.7% from $7.21 per carton during 2004 to $7.56 per carton during 2005. The strongest pricing levels were achieved in the first and second quarters of 2005 at approximately $8.30 per carton and eroded downward in the third quarter to approximately $6.45 per carton due to larger promotions and discounting, and recovered to approximately $7.76 per carton during the fourth quarter. The decreased pricing performance in the last six months of 2005 was due primarily to intensified competition in the deep discount segment from wholesalers buying foreign manufactured cigarettes and efforts to promote product in the Gulf Coast states following the hurricane activity in that area during the third quarter.

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

•

Research and Development Expenses. There were de minimis research and development costs in both 2005 and 2004. Consistent with its efforts to cut costs, the Company deferred most of its research projects beginning in the last half of 2003. The Company expects to maintain its spending on research at a de minimis level, while it continues to concentrate its resources on the trial of its patent infringement lawsuit. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred due to its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of certain monetary constraints, we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. The extent of future research and development efforts will depend, in part, on the results of the RJR litigation.

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

In 2005, the Company had basic and diluted losses per share of $(0.34) compared to basic and diluted net loss per share of $(0.27) in 2004.

Liquidity and Capital Resources

As of December 31, 2006, we had a working capital surplus of approximately $4.2 million. Future cash needs over the subsequent year include:

•	litigation costs in connection with the appeal portion of our patent infringement case against RJR of approximately $700,000,

•

monthly payments of approximately $300,000 to B&W for combined principal and interest on restructured accounts payable, which was approximately $2.0 million as of December 31, 2006 and $5.0 million as of December 31, 2005. This note will be paid in full during the third quarter of 2007,

•	monthly principal and interest payments of approximately $300,000 per month in connection with the repayment of the Company’s long-term B&W debt,

•	monthly payments of approximately $95,000 for operating leases; and

•	funding of other aspects of our current operations in light of continued operating losses.

In addition, certain contingencies exist that could require the Company to make significant cash payments, including challenging the Virginia Department of Taxation’s sale and use tax assessment of $988,564 with respect to our curing barns. An administrative proceeding relating to this challenge may be concluded in 2007. The Company continues to challenge this assessment and has filed a request for reconsideration with the Commissioner of Taxation, and is prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While the Company is optimistic that its request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed, the Company will be required to pay the tax, penalties and interest due.

It is anticipated that sales in 2007 will continue to be negatively impacted by the continued pressure on the deep discount cigarette market in the four non-MSA states as well as the $1.00 per pack increase in the cigarette excise tax in the State of Texas, that became effective on January 1, 2007. In March 2007, the Company entered into an agreement under which it received a payment of approximately $11.5 million in return for assigning to the purchasers the right to interest paid in the Company’s escrow fund and to any releases of the escrow principal for overpayments, or, if those funds are not used to satisfy judgments or settlements by the Settling States, releases of the principal on a rolling basis after twenty-five years. Also, in March 2007, the Company sold approximately 960 of its tobacco curing barns for approximately $11.2 million and anticipates completing sales on a total of approximately 990 curing barns this month for an aggregate purchase price of approximately $11.6 million. With the proceeds from these transactions, we anticipate that we will have sufficient funds to support our operations through 2008. However, absent the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, we believe that it will be necessary to pursue additional sources of funds in early 2009. However, depending upon market conditions and the price of our common stock, we may decide to seek additional funds before early that date.

We expect to continue to pursue opportunities for licensing our smokeless tobacco products and expanding our sales and marketing efforts. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Summary of Balances and Recent Sources and Uses

As of December 31, 2006, we had positive net working capital of approximately $4.2 million, approximately $4.3 million in cash and cash equivalents and $4.8 million of accounts receivable, compared to a net working capital of approximately $9.0 million, $11.5 in cash and cash equivalents, and $2.4 million in accounts receivable, as of December 31, 2005.

Net Cash Provided By (Used In) Operating Activities. In 2006, $10.6 million of cash was used in operating activities compared to $14.0 million of cash used in operating activities during 2005. This reduction in the amount of cash used by operations during 2006 was primarily due to the decreasing volume of cigarettes sold and increasing cost of goods sold, offset somewhat by a higher price per carton.

Net Cash Provided By (Used In) Financing Activities. In 2006, $4.5 million of cash was generated by financing activities versus $20.7 million of cash generated by financing activities in 2005. The funds generated during 2006 principally included $6.0 million in proceeds from a common stock and $4.0 million in proceeds from the exercise of warrants. The funds generated during 2005 were from the $26.2 million in net proceeds from the sales of our common stock. During 2006, approximately $5.5 million was used for repayment of notes payable and capital leases compared to $5.0 million used for such purposes in 2005.

Net Cash Provided by (Used In) Investing Activities. During 2006, approximately $15,000 of cash was used in by investing activities versus $1.0 million of cash generated by investment activities during 2005. The cash generated during 2005 primarily resulted from the collection of $0.9 million of notes receivable from officers and deposits released from leases.

Net Cash Used in MSA Escrow Payments. During 2006, we deposited approximately $1.0 million for our escrow obligations for 2005 sales in MSA states and approximately $0.1 million for quarterly payments for 2006 sales. During 2005, we deposited approximately $3.8 million for our escrow obligation for 2004 sales in MSA states plus we made additional net deposits of $0.2 million for quarterly payments for 2005 sales. The lower amount deposited in 2006 was due to the Company’s efforts to minimize its cigarette sales in MSA states.

Cash Demands on Operations

While we obtained $10.0 million in financing in 2006, we had a consolidated net loss of approximately $12.3 million and substantial cash outlays, including principal payments of approximately $4.5 million as we reduced our notes payable to B&W from approximately $24.9 million at the end of 2005 to $19.4 million at the end of 2006.

We continue to experience operating losses, which if not reversed will continue to negatively impact on our working capital. For 2006, sales of our discount cigarettes totaled approximately $37.7 million, a decrease of approximately $8.7 million or 18.4%, from approximately $46.4 million during 2005. Although our truckload sales decreased substantially compared to 2005, our prices increased by approximately 4.1% from $7.56 to $7.87. This increase in part, was possible because of our established relationships with our wholesalers and the demand for our brands of cigarettes at retail locations. Sales of our smokeless products continue to be de minimis. Our net working capital and results of operations do not reflect our obligation to make MSA escrow deposits for 2006 sales, which we estimate to be approximately $500,000 and which we must make in April 2007.

We have spent a significant amount in connection with the development and protection of our intellectual property portfolio, principally in connection with our patent infringement litigation against RJR. We recognize that in order to protect and defend our intellectual property, additional capital will need to be spent in connection with our ongoing patent litigation matters, including the cost of appealing the January 2007 decision by the United States District Court for the District of Maryland which ruled that the two patents at issue in the RJR litigation were indefinite and therefore invalid, and potentially an adverse ruling on RJR’s inequitable conduct defense.

Our inability to raise funds by early 2009 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

Contingent Liabilities and Cash Demands

B&W Agreements. Under the Restated Master Agreement, as amended by letter agreements dated December 4, 2002 and August 14, 2003, between B&W and the Company, we currently owe B&W approximately $17.5 million in long-term tobacco curing barn loans. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly, those payments also began on January 1, 2006. The debt is secured by tobacco leaf inventory and certain of our tobacco curing barns. Once the outstanding loan balance is reduced to $10 million, the collateral will be released by B&W.

In addition, we also had an obligation to B&W as a result of restructured accounts payable. The principal payments on this obligation were deferred until January 2005. Beginning in January 2005 that debt had been repaid through monthly principal payments of $250,000, plus interest at a rate of 1% over prime on the outstanding balance. The balance on this payable as of December 31, 2006 was $1,961,743.

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

Master Settlement Agreement. We currently have approximately $38.3 million held in MSA escrow accounts. These funds will remain in escrow pursuant to the terms of the qualifying statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA. In March 2007, the Company entered into an agreement under which it received a payment of approximately $11.5 million in return for assigning to the purchasers the right to interest paid on the Company’s escrow fund and to any releases of the escrow principal for any overpayments, or, if these funds are not used to satisfy judgments or settlements by the Settling States, releases of the principal on a rolling basis after twenty-five years. Consequently, these funds are not available to finance our working capital or other liquidity demands.

Under the qualifying statutes enacted pursuant to the MSA, we are responsible for making escrow payments on all of our cigarettes sold in any MSA state, regardless of where such products are manufactured. The MSA escrow deposit for 2006 sales is due on or before April 15, 2007, except for any quarterly payments required under the qualifying statutes in a number of the MSA states. In 2006, our sales of cigarette decreased approximately 21% from 1.2 billion units to 950 million units and we have sought to focus our sales in the four non-MSA states where we are not obligated to make escrow payments. Notwithstanding these facts, we have continued to make some sales to customers in MSA states and, based on our past experience, we anticipate that we will have escrow obligations for indirect sales made by our direct customers. We are currently seeking to determine the extent of our 2006 escrow obligation, but expect that this obligation will be approximately $500,000, based on information which we have on direct sales, the level of indirect sales by our customers to MSA states in prior years, and reports received from such states to date.

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

We will appeal to the United States Court of Appeals for the Federal Circuit a decision by the United States District Court for the District of Maryland that the two patents at issue in our patent infringement lawsuit against RJR are indefinite and a related ruling once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered or if leave is granted to file an interlocutory appeal in the interim. Also, if the Court were to rule against the Company on the inequitable conduct defense that was tried to the Court in early 2005, and which is currently pending, we would appeal that decision. In 2002, we were successful in having a declaratory judgment action brought by Philip Morris dismissed on the basis that no actionable controversy existed between the companies. We anticipate incurring significant expenses in terms of legal fees and costs in connection with the RJR litigation for the foreseeable future.

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

Tax Refunds and Assessments. In 2004, the Company was notified that its 2001 tax return had been selected for examination by the Internal Revenue Service (“IRS”). In the course of its conduct of this examination, the IRS has expanded the scope of the examination to include all of the Company’s returns that have been filed for the years ended December 31, 2002 through 2004. In 2005, the Company’s request for a private letter ruling, which related to the years under IRS examination, was resolved generally in its favor. The statute of limitations for taxable years 2001 and 2002 have been extended by mutual agreement through September 15, 2007. All information requested by the IRS in connection with its examination has been provided by the Company. The IRS may request additional information as the examination is ongoing. There have been some discussions with the IRS relating to the timing of certain deductions and a brief supporting the Company’s position has been submitted. Since the Company’s returns for such years are currently under examination and the timing of certain deductions has been raised, it is reasonably possible that adjustments may be proposed that result in liability to the Company. The Company has estimated a range of potential liability of from $0 to approximately $1.7 million. The Company believes the returns filed for such years are substantially correct and intends to vigorously contest any proposed liability through all available means including judicial proceedings if necessary.

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

Development Grants. On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In its response, the Company requested that the grant be extended for an additional year, given certain delays which have been encountered in connection with the launch of its smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA that sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. In late October 2006, the Company received a request for a further update on the status of this grant. The Company in November filed a further response and requested a further extension of the grant. Depending on the level of investment and hiring recognized by the State, the Company may be required to return some or all of the $300,000 in grant funding, but the Company’s management does not anticipate that the Company will be required to repay this amount.

Recent Transactions and Potential for Additional Financing

On March 14, 2007, the Company entered into an agreement under which it received approximately $11.5 million in return for the sale to the purchasers of all of its right, title and interest to interest paid in the Company’s escrow fund and to any releases of the escrow principal for any overpayments, or, if those funds are not used to satisfy judgments or settlements by the Settling States, releases of the principal on a rolling basis after twenty-five years. Also, in March 2007, the Company sold approximately 960 of its tobacco curing barns for approximately $11.2 million and anticipates completing sales of a total of approximately 996 curing barns this month for an aggregate purchase price of approximately $11.6 million.

With the proceeds from these recent transactions, the Company anticipates that it will have sufficient funds to support its operations through 2008. Given the Company’s continued losses, absent the successful completion of its ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, a substantial improvement in revenues from smokeless tobacco products, or a significant improvement of the volume of sales of cigarettes, the Company believes that it will be necessary to pursue additional sources of funds in early 2009. However, depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before that date.

Also, the Company expects to continue to pursue opportunities for licensing its smokeless tobacco products and expanding its sales and marketing efforts, particularly if the Company obtains additional funds that could be devoted to such activity. While the Company may seek to obtain funds in the future through debt financing, there are significant limitations on the Company’s ability to obtain new debt financing, including its agreements with B&W. Moreover, the ability to complete future financings on terms acceptable to the Company will depend on a number of factors, including the performance of the Company’s stock price and its operational performance. Any equity financing will be dilutive to its existing shareholders.

Our inability to raise funds by early 2009 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations

At December 31, 2006, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, were as follows (in thousands):

			Amount of Commitment ($) Expired By Year Ended December 31,
	TOTAL	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term Debt	$19,434,246	$4,459,135	$4,994,784	$4,994,784	$4,985,543
Operating Leases	1,941,910	390,327	440,008	217,535	894,040

TOTAL	$21,376,156	$4,894,462	$5,434,792	$5,212,319	$5,879,583

Accounting and Reporting Developments

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

In 2006, the Financial Accounting Standards Board (“FASB”) issued a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which became effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition FIN 48 is applicable to the Company’s financial statement beginning with the first quarter report in 2007. The adoption of FIN 48 is expected to result in a charge of approximately $1.7 million to the beginning retained deficit and the Company’s financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results or operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which includes an amendment to FASB Statement No. 115. The statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. As of December 31, 2006, the Company has not determined the effect that the fair value option, if elected, will have on the consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

The Company’s debt due to B&W, consisting of long-term loans and an account payable balance, bear an interest rate of prime plus 1%. As a result the Company is subject to interest rate exposure on those obligations.

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

Item 8. Consolidated Financial Statements and Supplementary Data

The Company’s consolidated financial balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, together with the related reports of the Company’s Independent Registered Certified Public Accounting Firm, are contained on pages F-1 through F-8 and are incorporated herein by reference.

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

Our internal and disclosure controls are evaluated on an ongoing basis by personnel in our organization. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections) as conditions warrant. Part of this evaluation is to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in the our internal controls. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Material weaknesses are particularly serious conditions where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As described below, Star Scientific, Inc. in 2006 identified areas for improvement in internal control over financial reporting that also apply to the Company’s disclosure controls and procedures and during 2006 we implemented additional controls and procedures.

In light of the weaknesses in internal controls that existed as of December 31, 2006, the Company also performed additional analyses and other post-closing procedures in an effort to ensure the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have been prepared in accordance with generally accepted accounting principles. Aidman Piser & Company, P.A.’s report, dated March 15, 2007, expressed an unqualified opinion on our consolidated financial statements.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, utilizing the framework established in “INTERNAL CONTROL—INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 is effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Aidman Piser & Company, P.A., an independent registered certified public accounting firm, as stated in their report, included at pages F-2 and F-3. This report expresses an unqualified opinion on management’s assessment and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

/s/ Jonnie R. Williams	/s/ Christopher G. Miller	/s/ Paul L. Perito
Jonnie R. Williams	Christopher G. Miller	Paul L. Perito
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial and Accounting Officer)	Chairman of the Board, President and Chief Operating Officer

(d) Changes in Internal Control over Financial Reporting. In connection with the evaluation of internal controls described above in paragraph (a) of Item 9A, Star Scientific, Inc. in 2006 identified several areas for improvement in internal control over financial reporting and, as described in the Company’s annual and quarterly filing, made changes to its policies and procedures during 2006 and 2007 that are intended to strengthen its disclosure controls and procedures, as well as its internal control over financial reporting.

Star Scientific, Inc., identified areas of improvement in its internal control over financial reporting related to the accrual of tobacco products returned from customers, ensuring correct revenue recognition and ensuring proper accounting and disclosure for stock based compensation. These matters resulted in no material misstatements of our consolidated financial statements as of and for the year ended December 31, 2006 or for the interim periods within that year.

To strengthen controls in these areas, management established additional controls to strengthen the internal control process with respect to accrual of returns, revenue recognition, and proper accounting and disclosure of stock based compensation. These controls currently include, among other things, the adoption of policies pursuant to which the following procedures will be performed:

Accrual of tobacco products returned from customers. In the past, returns were not always processed on a timely basis and some returns were not approved at the appropriate level. As such, there were delays in recording such adjustments in the financial records of the Company. In March 2007, the Company instituted new procedures to ensure that to the greatest extent possible, there is a “no return” policy and that any returns which are deemed necessary are authorized at the appropriate (General Manager) level. Further, the Company has modified its procedures to ensure that at the time of closing of the books for the quarter, the major customers are contacted to confirm the amounts of returns they have in their warehouses match the Company’s estimated accrual for returned product which is still outstanding at the end of the quarter. The Company will estimate the amount of any returns that will not be posted until the following quarter and accrue amounts necessary in the appropriate period.

Revenue Recognition. In the past, all shipments from Star to its customers were documented by Star in its bill of lading as having shipping terms FOB origin. With the exception of one contract in which title is passed specifically at destination, all of Star’s shipments have shipping terms FOB origin. During late 2006, several small purchase orders were received which specified “FOB destination”. While Star’s shipping terms were not changed for these customers, Star accepted these purchase orders without change and therefore accepted the shipping terms contained in these orders. Any shipments which were made based on such purchase orders at the end of the quarter could not be recognized as revenue, because title would not pass until the product was received by the customer after the end of the quarter. The Company has instituted new procedures to ensure all purchase orders will be examined before being accepted to ensure that there are no special instructions or delivery terms which might interfere with revenue recognition for the quarter. Alternatively, if the orders are accepted as submitted, and if they contain some modification to the shipment terms and acceptance of title, then those orders will be recognized as revenue in the appropriate period.

Proper accounting and disclosure of stock based compensation. The Company identified areas for improvement in regards to internal controls over proper valuation, identification or modification, and accuracy of disclosure of all stock based compensation transactions. In March 2007, the Company instituted a new supervisory review policy for all calculations to ensure accuracy and completeness of the accounting for stock based compensation. In addition to the financial and technical review, the legal department will be consulted to ensure there are no omissions or errors with regard to transactions which have been authorized and the accuracy of the terms of issuance.

The Company has communicated to the Audit Committee and its auditors the above changes to internal control over financial reporting identified in its 2006 reports and has provided documentation to its auditors to substantiate the changes made from December 31, 2005 to through December 31, 2006.

Management believes that these actions and controls will strengthen its internal control over financial reporting and consequently strengthen its disclosure controls and procedures.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Part III, Item 10 of an amended Annual Report on Form 10-K/A, to be filed within 120 days after the close of the Registrant’s fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 11.	Executive Compensation

Part III, Item 11 of an amended Annual Report on Form 10-K/A, to be filed within 120 days after the close of the Registrant’s fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Part III, Item 12 of an amended Annual Report on Form 10-K/A, to be filed within 120 days after the close of the Registrant’s fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Part III, Item 13 of an amended Annual Report on Form 10-K/A, to be filed within 120 days after the close of the Registrant’s fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

Part III, Item 14 of an amended Annual Report on Form 10-K/A, to be filed within 120 days after the close of the Registrant’s fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Item 15.	Exhibits and Financial Statements

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(i)	Financial Statements:

A list of financial statements included herein is set forth in Item 8.

(ii)	Financial Statements Schedules:

The following financial information is filed herewith on page S - 1.

Financial Schedule

Page
Schedule of Valuation and Qualifying Accounts	S - 1

(b)	EXHIBITS:

Description

2.1	Asset Purchase Agreement between Star Scientific, Inc., a Delaware corporation and Eyetech, LLC, a Minnesota limited liability company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998(1)

3.1	Restated Certificate of Incorporation(2)

3.2	Bylaws of Star Scientific, Inc. as Amended to Date(2)

10.1	Stock Exchange Agreement between Eye Technology, Inc. and the stockholders of Star Tobacco & Pharmaceuticals, Inc., dated February 6, 1998(3)

10.2	License Agreement between Star Tobacco & Pharmaceuticals, Inc., as Licensee and Regent Court Technologies, Jonnie R. Williams, and Francis E. O’Donnell, Jr., M.D., as Licensor, dated January 5, 1998(4)

10.3	Amendment No. 1 to License Agreement between Regent Court Technologies, Jonnie R. Williams, Francis E. O’Donnell, J.R., M.D. and Star Tobacco & Pharmaceuticals, Inc., dated August 3, 1998(6)

10.4	1998 Stock Option Plan, as amended(7)

10.5	2000 Equity Incentive Plan, as amended(8)

10.6	Promissory Note dated April 27, 1999 of Paul L. Perito(18)

10.7	Qualified Stock Option Agreement dated as of April 27, 1999 between Star Scientific, Inc. and Paul L. Perito(9)

10.8	Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.9	Loan Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12 1999(10)

10.10	Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated December 16, 1999(10)

10.11	Supply Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated October 12, 1999(10)

10.12	Lease and Purchase Option Contract between the Company and the Industrial Development Authority of the Town of Chase City, Virginia, dated March 10, 2000(10)

10.13	Form of Director Indemnification Agreement(7)

10.14	Form of Officer Indemnification Agreement(7)

10.15	Executive Employment Agreement between Star Scientific, Inc. and David Dean, dated October 6, 2000(8)

10.16	Restated Loan Agreement between Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.17	Restated Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.18	Security Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.19	Guaranty Agreement between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.20	Guarantee Agreement between Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.21	Executive Employment Agreement dated as of September 15, 2000 between Star Scientific, Inc. and Christopher G. Miller(11)

10.22	Amended and Restated Executive Employment Agreement dated as of March 15, 2001 between Star Scientific, Inc. and Christopher G. Miller(8)

10.23	Executive Employment Agreement dated as of March 30, 2001 between Star Scientific, Inc. and Robert E. Pokusa(8)

10.24	Restated Master Agreement, dated April 25, 2001, by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.25	First Amendment to Restated Loan Agreement dated April 25, 2001, among Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation(12)

10.26	Trademark License and Royalty Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.27	Other Low TSNA Tobacco Royalty Agreement, dated April 25, 2001 by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.28	First Amendment to Regent/B&W License Agreement, dated April 25, 2001, by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.29	Chase City License and Services Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.30	Exclusive License Agreement dated as of March 16, 2001 by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.31	Sublicense Agreement dated as of March 16, 2001 by and among Star Scientific, Inc. and Star Tobacco & Pharmaceuticals, Inc.(2)

10.32	Consent to Assignment dated March 16, 2001 by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Tobacco & Pharmaceuticals, Inc., and Star Scientific, Inc.(2)

10.33	Amendment No. 1 dated April 5, 2001 to Exclusive License Agreement by and among Regent Court Technologies and Star Scientific, Inc.(2)

10.34	Promissory Note dated August 20, 2001 of Christopher G. Miller(2)

10.35	Promissory Note dated August 20, 2001 of Robert E. Pokusa(2)

10.36	Promissory Note dated August 20, 2001 of Sheldon L. Bogaz(2)

10.37	Promissory Note dated August 20, 2001 of David M. Dean(2)

10.38	Lease Agreement dated as of February 26, 2002 between GE Capital and Star Scientific, Inc.(14)

10.29	Contract with The Industrial Development Authority of Mecklenburg County, Virginia and The Industrial Development Authority of the Town of Chase City, Virginia, for a 10-year lease and option to purchase an approximately 91,000 square foot building at 89 Duckworth Road(15)

10.40	Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of June 14, 2002(16)

10.41	Allonge, dated as of June 14, 2002, by and between Star Scientific, Inc. and Paul L. Perito, Esq.(16)

10.42	First Modification Agreement to Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of November 1, 2002(16)

10.43	October 3, 2003 Letter Agreement between Star Scientific, Inc. and Brown and Williamson Tobacco Corporation. (17)

10.44	Convertible Debenture, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities, Corp. Debenture was amended and then converted. (17)

10.45	Warrant, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities, Corp. (17)

10.46	Securities Purchase Agreement, dated March 25, 2004 between Star Scientific, Inc. and Manchester Securities Corp. (17)

10.47	Registration Rights Agreement, dated March 25, 2004 between Star Scientific, Inc. and Manchester Securities Corp. (17)

10.48	Form of Reedland Warrant, dated as of March 25, 2004, issued by Star Scientific, Inc. (17)

10.49	Guaranty Agreement, dated March 25, 2004 issued by Star Tobacco, Inc. (17)

10.50	Securities Purchase Agreement, dated April 15, 2004 by and among Star Scientific, Inc., Elliott International, LP and Elliott Associates, LP (18)

10.51	Registration Rights Agreement, dated April 15, 2004 between Star Scientific, Inc., Elliott International, LP and Elliott Associates, LP (18)

10.52	Securities Purchase Agreement, dated April 15, 2004 between Star Scientific, Inc. and Portside Growth and Opportunity Fund (18)

10.53	Registration Rights Agreement, dated April 15, 2004 between Star Scientific, Inc. and Portside Growth and Opportunity Fund (18)

10.54	Second Restated Non-Circumvention and Finder’s Fee Agreement, dated April 15, 2004 between Star Scientific, Inc. and Reedland Capital Partners (18)

10.55	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Elliott International, LP (19)

10.56	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Elliott International LP (19)

10.57	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Elliott Associates, LP (19)

10.58	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Elliott Associates, LP (19)

10.59	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA (19)

10.60	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA (19)

10.61	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Iroquois Capital, LP (19)

10.62	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Iroquois Capital, LP (19)

10.63	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Fulcrum Global Partners LLC (20)

10.64	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Fulcrum Global Partners LLC (20)

10.65	Securities Purchase and Registration Rights Agreement, dated September 15, 2001, by and between Star Scientific, Inc. and Iroquois Capital (21)

10.66	Warrant, dated September 15, 2005, issued by Star Scientific, Inc. to Iroquois Capital (21)

10.67	Security Purchase and Registration Rights Agreement, dated September 15, 2005, between Star Scientific, Inc. and Elliott International, L.P. (21)

10.68	Warrant, dated September 15, 2005, issued by Star Scientific, Inc. to Elliott International, L.P. (21)

10.69	Security Purchase and Registration Rights Agreement, dated September 15, 2005, between Star Scientific, Inc. and Elliott Associates, L.P. (21)

10.70	Warrant, dated September 15, 2005, issued by Star Scientific, Inc. to Elliott Associates, L.P. (21)

10.71	Executive Employment Agreement with Jonnie R. Williams (22)

10.72	Second Amended and Restated Employment Agreement with Paul L. Perito (22)

10.73	Securities Purchase and Registration Rights Agreement, dated as of March 3, 2006, between the Company and Joseph L. Schwarz (23)

10.74	Common Stock Purchase Warrant, dated as of March 3, 2006, between the Company and Joseph L. Schwarz (23)

10.75	Promissory Note, dated as of March 3, 2006, between the Company and Joseph L. Schwarz (23)

10.76	Pledge Agreement, dated as of March 3, 2006, between the Company and Joseph L. Schwarz (23)

10.77	Amendment No. 1 to the Securities Purchase and Registration Rights Agreement, dated June 15, 2006, by and between Star Scientific, Inc. and Elliott Associates, L.P. (25)

10.78	Warrant dated June 15, 2006, issued by Star Scientific, Inc. to Elliott Associates, L.P. (25)

10.79	Amendment No. 1 to the Securities Purchase and Registration Rights Agreement, dated June 15, 2006, by and between Star Scientific, Inc. and Elliott International, L.P. (25)

10.80	Warrant dated June 15, 2006, issued by Star Scientific, Inc. to Elliott International, L.P. (25)

10.81	Amendment No. 1 to the Securities Purchase and Registration Rights Agreement, dated June 15, 2006, by and between Star Scientific, Inc. and Iroquois Capital (25)

10.82	Warrant dated June 15, 2006, issued by Star Scientific, Inc. to Iroquois Capital (25)

10.83	Amendment No. 3 to the Securities Purchase and Registration Rights Agreement, dated June 15, 2006, by and between Star Scientific, Inc. and Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA (25)

10.84	Warrant dated June 15, 2006, issued by Star Scientific, Inc. to Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA (25)

10.85	Securities Purchase and Registration Rights Agreement, dated July 14, 2006, by and between Star Scientific, Inc. and Iroquois Capital (24)

10.86	Warrant dated July 14, 2006, issued by Star Scientific, Inc. to Iroquois Capital (24)

10.87	Securities Purchase and Registration Rights Agreement, dated July 14, 2006, by and between Star Scientific, Inc. and Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA (24)

10.88	Warrant dated July 14, 2006, issued by Star Scientific, Inc. to Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA (24)

10.89	Amendment to Employment Agreement with Jonnie R. Williams (26)

10.90	Amendment to Second Amended Employment Agreement with Paul L. Perito (26)

10.91	Escrow Releases Purchase Agreement dated March 14, 2007 by and among QVT Associates LP, Whitebox Hedged High Yield Partners, LP, Star Scientific, Inc. and Star Tobacco, Inc.

14.1	Corporate Code of Business Conduct and Ethics, dated March 2004 (17)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Star’s Current Report on Form 8-K dated March 2, 1999

(2)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(3)	Incorporated by reference to Star’s Current Report on Form 8-K dated February 19, 1998
(4)	Incorporated by reference to Star’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998
(5)	Incorporated by reference to Star’s Current Report on Form 8-K dated July 15, 1998
(6)	Incorporated by reference to Star’s Current Report on Form 8-K dated September 11, 1998
(7)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 1999
(8)	Incorporated by reference to Star’s Definitive Proxy Statement on Form Def 14-A dated November 4, 2004
(9)	Incorporated by reference to Star’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999
(10)	Incorporated by reference to Star’s Registration Statement on Form S-1/A dated May 8, 2000
(11)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
(12)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2001
(13)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(14)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(15)	Incorporated by reference to Star’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(16)	Incorporated by reference to Star’s Current Report on Form 8-K filed February 18, 2003
(17)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2003
(18)	Incorporated by reference to Star’s Current Report on Form 8-K filed April 16, 2004
(19)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2004
(20)	Incorporated by reference to Star’s Annual Report on Form 10-K for the year ended December 31, 2004, and filed on November 30, 2005 under cover to Star’s Current Report on Form 8-K as Exhibits 99.1 and 99.2 respectively
(21)	Incorporated by reference to Star’s Current Report on Form 8-K filed September 21, 2005
(22)	Incorporated by reference to Star’s Current Report on Form 8-K filed December 30, 2005
(23)	Incorporated by reference to Star’s Current Report on Form 8-K filed March 7, 2006
(24)	Incorporated by reference to Star’s Current Report on Form 8-K filed July 18, 2006
(25)	Incorporated by reference to Star’s Current Report on Form 10-Q for quarter ended September 30, 2006
(26)	Incorporated by reference to Star’s Current Report on Form 8-K filed December 21, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Virginia on the 16th day of March, 2007.

STAR SCIENTIFIC, INC.

By:	/s/ JONNIE R. WILLIAMS
Jonnie R. Williams Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

Signature	Title	Date

/s/ JONNIE R. WILLIAMS Jonnie R. Williams	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/s/ JONNIE R. WILLIAMS As	Chairman of the Board, President and	March 16, 2007
ATTORNEY-IN-FACT	Chief Operating Officer
Paul L. Perito

/s/ CHRISTOPHER G. MILLER Christopher G. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ JONNIE R. WILLIAMS As	Director	March 16, 2007
ATTORNEY-IN-FACT
Christopher C. Chapman

/s/ JONNIE R. WILLIAMS As	Director	March 16, 2007
ATTORNEY-IN-FACT
Mark D. Oken

/s/ JONNIE R. WILLIAMS As	Director	March 16, 2007
ATTORNEY-IN-FACT
David C. Vorhoff

/s/ JONNIE R. WILLIAMS As	Director	March 16, 2007
ATTORNEY-IN-FACT
Leo S. Tonkin

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Star Scientific, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Star Scientific, Inc. and Subsidiary as of December 31, 2006 and 2005, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Scientific, Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16, subsequent to December 31, 2006, the Company sold the rights, title and interest in and to all income from and reversionary interest in its MSA escrow accounts (with a balance of $38,329,233 at December 31, 2006) for total cash proceeds of $11,498,770. Additionally, as further discussed in Note 16, subsequent to December 31, 2006, the Company sold approximately 960 of its tobacco curing barns (with a net carrying value of approximately $6.2 million as of December 31, 2006) for cash proceeds of approximately $11.2 million.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Star Scientific, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Aidman, Piser & Company, P.A.

Tampa, Florida

March 15, 2007

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Star Scientific, Inc. and Subsidiary

We have audited management’s assessment, included in the accompanying report entitled Management’s Annual Report on

Internal Control over Financial Reporting, that Star Scientific, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Star Scientific, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Star Scientific, Inc. and Subsidiary did maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Star Scientific, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO).

We have also audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the consolidated balance sheets of Star Scientific, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion.

/s/ Aidman, Piser & Company, P.A.

Tampa, Florida

March 15, 2007

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$4,297,467	$11,532,598
Accounts receivable, trade, net of allowance for doubtful accounts of $48,277 (2006) and $148,277 (2005)	4,813,457	2,445,014
Inventories	1,393,291	2,495,046
Due from stockholders	50,698	—
Prepaid expenses and other current assets	645,219	495,716

Total current assets	11,200,132	16,968,374

Property and equipment, net	9,539,663	11,640,604
Idle equipment	526,500	526,500
Intangible assets, net of accumulated amortization	815,622	869,675
Other assets	526,607	507,210
MSA Escrow funds	38,329,233	37,267,241

	$60,937,757	$67,779,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,459,135	$5,497,392
Current maturities of capital lease obligations	—	45,755
Accounts payable, trade	996,789	959,600
Federal excise taxes payable	896,667	65,695
Tobacco buyout program liability	21,518	560,847
Accrued expenses	629,969	763,884
Due to stockholders	50,000	68,897

Total current liabilities	7,054,078	7,962,070
Long-term debt, less current maturities	14,975,111	19,434,246

Total liabilities	22,029,189	27,396,316

Commitments and contingencies (Notes 8, 11, 12 and 15)

Stockholders’ equity:
Common stockA	7,925	7,515
Preferred stockB	—	—
Additional paid-in capital	96,612,685	85,802,440
Accumulated deficit	(57,712,042)	(45,426,667)

Total stockholders’ equity	38,908,568	40,383,288

	$60,937,757	$67,779,604

A	$.0001 par value, 100,000,000 shares authorized, 79,251,415 and 75,151,415 shares issued and outstanding 2006 and 2005, respectively.
B	Class A, convertible, $.01 par value, 4,000 shares authorized, no shares issued or outstanding; Series B, convertible; $.01 par value 15,000 shares authorized, no shares issued or outstanding.

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Net sales	$37,745,900	$46,436,132	$66,657,242
Less:
Cost of goods sold	11,126,257	12,581,364	17,786,841
Excise taxes on products	18,541,956	23,673,847	36,079,132
Department of Agriculture Tobacco Buyout Program Assessment	2,064,973	4,913,435	—

Gross profit	6,012,714	5,267,486	12,791,269

Operating expenses:
Marketing and distribution	6,058,326	8,328,879	10,010,368
General and administrative	10,630,586	12,478,794	16,135,610
Depreciation	1,437,776	1,107,557	2,582,417
Impairment loss on barns	—	2,538,840	—
Research and development	166,874	146,460	18,883

Total operating expenses	18,293,562	24,600,530	28,747,278

Operating loss	(12,280,848)	(19,333,044)	(15,956,009)

Other income (expense):
Interest income	1,940,642	1,438,709	319,534
Interest expense	(1,977,315)	(697,219)	(2,858,680)
Gain (loss) on disposal of assets	—	(25,273)	51,158
Loss on conversion of debt to equity	—	(4,833,466)	—
Write-off of note and interest receivable, officer	—	(1,782,467)	—
Other	32,146	170,945	46,142

	4,527	(5,728,771)	(2,441,846)

Loss before income taxes	(12,285,375)	(25,061,815)	(18,397,855)
Income tax benefit	—	—	1,821,800

Net loss	$(12,285,375)	$(25,061,815)	$(16,576,055)

Basic loss per common share	$(0.16)	$(0.34)	$(0.27)

Diluted loss per share	$(0.16)	$(0.34)	$(0.27)

Weighted average shares outstanding – basic	77,836,073	73,096,461	62,137,037

Weighted average shares outstanding – diluted	77,836,073	73,096,461	62,137,037

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Notes Receivable, Officers	Total
	Shares	Amount
Balances, January 1, 2004	59,719,460	5,972	15,431,605	(3,788,797)	(2,600,000)	9,048,780

Stock-based compensation	—	—	1,140,314	—	—	1,140,314
Issuance of common stock, net of stock issuance costs	6,292,877	629	28,564,370	—	—	28,564,999
Issuance of common stock and stock options as a part of loan issuance costs	173,611	17	912,236	—	—	912,253
Stock-based loan modification costs	—	—	239,276	—	—	239,276
Net loss	—	—	—	(16,576,055)	—	(16,576,055)

Balances, December 31, 2004	66,185,948	$6,618	$46,287,801	$(20,364,852)	$(2,600,000)	$23,329,567
Stock-based compensation	—	—	458,658	—	—	458,658
Stock option exercise	460,517	46	550,214	—	—	550,260
Issuance of common stock and warrant exercise	5,500,000	550	25,599,450	—	—	25,600,000
Conversion of long-term debt	3,179,810	318	13,536,893	—	—	13,537,211
Write-off of note receivable, officer	—	—	—	—	1,700,000	1,700,000
Note receivable collections, officers	—	—	—	—	900,000	900,000
Repurchase and retirement of stock from officers	(174,860)	(17)	(632,976)	—	—	(632,993)
Contribution of stockholder gain on common stock trade	—	—	2,400	—	—	2,400
Net loss	—	—	—	(25,061,815)	—	(25,061,815)

Balances, December 31, 2005	75,151,415	$7,515	$85,802,440	$(45,426,667)	$—	$40,383,288
Stock-based compensation	—	—	689,905	—	—	689,905
Stock option exercise	100,000	10	120,740	—	—	120,750
Issuance of common stock	2,000,000	200	5,999,800	—	—	6,000,000
Proceeds from exercise of warrants to purchase common stock	2,000,000	200	3,999,800	—	—	4,000,000
Net loss	—	—	—	(12,285,375)	—	(12,285,375)

Balances, December 31, 2006	79,251,415	$7,925	$96,612,685	$(57,712,042)	$—	$38,908,568

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Operating activities:
Net loss	$(12,285,375)	$(25,061,815)	$(16,576,055)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	2,107,014	1,895,261	3,563,856
Amortization	63,107	76,138	(150,316)
(Gain) loss on disposal of property and equipment	—	25,273	(51,158)
Deferred income taxes	—	—	(402,000)
Stock-based loan modification costs	—	—	239,276
Stock-based compensation expense	689,905	458,658	1,140,314
Loss on write-down of the tobacco curing barns	—	2,538,840	—
Write-off of note receivable and interest, officer	—	1,782,467	—
Provision for (recovery of) bad debts	(100,000)	50,000	—
Loss on conversion of debt to equity	—	4,833,466	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable, trade	(2,268,443)	4,973,946	(1,872,315)
Inventories	1,101,755	(628,667)	2,125,046
Prepaid expenses and other current assets	(149,503)	(51,484)	264,509
Other assets	(19,397)	61,880	1,169,598
Accounts payable, trade	37,189	(2,097,468)	(3,544,158)
Federal excise taxes payable	291,643	(3,003,075)	442,034
Tobacco buyout program liability	—	560,847	—
Accrued expenses	(133,915)	(437,298)	595,246

Net cash flows from operating activities	(10,666,020)	(14,023,031)	(13,056,123)

Investing activities:
Purchases of property and equipment	(6,073)	(29,580)	(35,822)
Proceeds from disposal of property and equipment	—	—	217,972
Acquisition of intangible assets	(9,054)	(10,411)	—
Deposits on property and equipment	—	156,841	151,500
Collection of notes receivable, officers	—	900,000	—

Net cash flows from investing activities	(15,127)	1,016,850	333,650

(CONTINUED)

STAR SCIENTIFIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Financing activities:
Repayment of note payable, related party	$—	$—	$(3,661,703)
Payments on long-term debt and capital leases	(5,543,147)	(4,926,467)	(6,640,604)
Increase (decrease) in bank overdraft	—	—	(465,212)
Stockholder advances	(69,595)	113,380	—
Proceeds from stock and warrant issuance	6,000,000	18,000,000	28,714,999
Proceeds from exercise of warrants	4,000,000	7,600,000	—
Proceeds from exercise of options	120,750	550,260	—
Cash costs of stock issuance	—	—	(150,000)
Proceeds from stockholder gain on common stock trade	—	2,400	—
Proceeds from issuance of convertible debenture	—	—	9,000,000
Repurchase of common stock, officers	—	(632,993)	—

Net cash flows from financing activities	4,508,008	20,706,580	26,797,480

Deposits to MSA Escrow fund	(1,061,992)	(3,870,873)	(6,371,935)

Change in cash and cash equivalents	(7,235,131)	3,829,526	7,703,072
Cash and cash equivalents, beginning of year	11,532,598	7,703,072	—

Cash and cash equivalents, end of year	$4,297,467	$11,532,598	$7,703,072

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,859,177	$842,678	$2,492,583

Income taxes	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities:

Non-cash loan issuance costs	$—	$—	$912,253

Conversion of debt and accrued interest into 3,179,810 shares of common stock	$—	$9,212,000	—

Capitalized lease for equipment	$—	$271,748	—

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

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

The Master Settlement Agreement (“MSA” or Master Settlement Agreement”) escrow fund:

Cash deposits restricted pursuant to the MSA have been reflected as a non-current asset in the Company’s consolidated financial statements. Amounts deposited into MSA escrow accounts are required to be held in escrow for 25 years. In March 2007, the Company entered into an agreement under which it received a payment of approximately $11.5 million in return for assigning to the purchasers the right to interest paid on the Company’s escrow fund and to any releases of the escrow principal for any overpayments, or, if these funds are not used to satisfy judgments or settlements by the Settling States, releases of the principal on a rolling basis after twenty-five years.

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

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are included in the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for remaining possible bad debts. The allowance for doubtful accounts at December 31, 2006 was approximately $48,000. Based on the information available, management believes the allowance is adequate. However, actual write-offs might exceed the recorded allowance.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.	Summary of significant accounting policies (continued):

Inventories:

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

Effective January 1, 2006, the Company adopted Financial Accounting Starndard No. 151, “Inventory Costs” (FAS 11) an amendment of ARB No. 43, Chapter 4, to account for inventory costs. Pursuant to FAS 151, the Company accounts for idle facility expense, freight, handling costs and wasted materials as current period charges. In addition, FAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

Property and equipment:

Property and equipment are recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of three to seven years for office equipment, machinery and equipment and thirty-nine years for buildings and improvements. Amortization of assets under capital leases are amortized over the lesser of the lease term or estimated useful life, as appropriate using the units of production method. In 2004, management re-evaluated the estimated useful lives of certain other depreciable assets and recorded a one-time charge of approximately $250,000. Those assets are now being depreciated over their remaining estimated useful lives.

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

Intangible assets:

Intangible assets consist primarily of licensing costs, patents and trademarks and packaging design costs. Intangibles are amortized using the straight-line method over a period of 17 years for patents and licensing costs and 5 years for packaging design costs (the assets’ estimated lives). Substantially all trademarks owned by the Company have indefinite lives and, as such, are not amortized.

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

Employee stock-based compensation:

In September 2005, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123R – Share-based Payments (FAS 123R) replacing Accounting for Stock-Based Compensation (“FAS 123”), which are similar and require the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The adoption of this standard had no significant impact on the Company’s 2005 results of operations.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

1.	Summary of significant accounting policies (continued):

Impairment of long-lived assets:

The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition, using a weighted average cash flow probability method. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value.

Assumptions underlying the weighted average cash flow probability involve estimating future cash flows from operations and ultimate sale of the business at cessation of operations over varying periods of time. Several alternative scenarios are used which include a variety of probability estimates. Should these estimates change, conclusions regarding impairment could change accordingly.

Non-amortizing intangibles (trademarks) are reviewed annually for impairment.

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

Royalty revenues on the Company’s patents are recognized when earned. Royalty revenues on the Company’s tobacco products are recognized when earned. The Company did not recognize any royalty revenues in either 2006 or 2005, and a de minimis amount in 2004.

Shipping costs:

Shipping costs are included in marketing and distribution expenses and aggregated approximately $793,000, $933,000, and $1,207,000, in 2006, 2005 and 2004, respectively.

Advertising Costs:

Advertising costs are expensed as incurred and are included in marketing and distribution expenses. For the years ended December 31, 2006, 2005 and 2004, advertising costs were approximately $61,000, $19,000, and $27,000, respectively.

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

Research and Development:

Research and development costs are expensed as incurred.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.	Summary of significant accounting policies (continued):

Recent Accounting and Reporting Pronouncements:

In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an imbedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interest in securitized financial assets must be evaluated to identify interest containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate the adoption of this statement to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results or operations or cash flows.

The Financial Accounting Standards Board (“FASB”) has recently announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which will be effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 is expected to result in a charge of approximately $1.7 million to the beginning retained deficit and the Company’s financial position.

In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which includes an amendment to FASB Statement No. 115. The statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. As of December 31, 2006, the Company has not determined the effect that the fair value option, if elected, will have on the consolidated financial position or results of operations.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

2.	Liquidity and managements’ plans:

The Company has been operating at a loss for the past three years. In addition, the Company is required to make annual MSA escrow payments that are not accounted for in working capital. The Company expects escrow deposits (which are due in April 2007 for 2006 sales) to be approximately $500,000 based on its prior payments, a decrease in total cigarette sales in 2006 and its successful efforts to limit sales in MSA states.

Star’s future prospects are dependent in the long term, on the distribution and consumer acceptance of the Company’s low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers given the decline in cigarette sales over the past four years. Also, the Company’s long term prospects will be dependent on its ability to begin generating significant revenues through royalties from the patented tobacco curing process to which it is the exclusive licensee. However, the ability to generate revenues through such royalty payments will also be dependent upon the successful completion of the Company’s ongoing patent infringement lawsuit against RJR. In that lawsuit, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that two of the Company’s patent which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite. That decision and a related ruling will be appealed to the United States Court of Appeals for the Federal Circuit once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered or if leave is granted to file an interlocutory appeal in the interim. Also, if the Court were to rule against the Company on the inequitable conduct defense that was tried in early 2005, and which is currently pending, the Company would be required to appeal that decision and obtain a reversal in order to be in a position to enforce the patents.

The recurring losses generated by the Company’s operations continue to impose significant demands on its liquidity. In 2006, the Company generated $10.0 million through the sale of common stock. In March 2007, the Company entered into an agreement under which it received approximately $11.5 million in return for assigning the purchasers the right to future interest payments in the Company’s MSA escrow fund and to any releases of the escrow principal for overpayments, or, if those funds are not used to satisfy judgments or settlements by the Settling States, releases of the principal on a rolling basis after twenty-five years. Also, in March 2007, the Company sold approximately 960 of its tobacco curing barns for an aggregate price of approximately $11.2 million.

As of December 31, 2006, the Company had a working capital surplus of approximately $4.2 million. Future cash needs over the subsequent year include:

•	litigation costs in connection with the appeal portion of the Company’s patent infringement case against RJR of approximately $700,000,

•

monthly payments of approximately $300,000 to B&W (see Note 6) for combined principal and interest on restructured accounts payable, which was approximately $2.0 million as of December 31, 2006 and $5.0 million as of December 31, 2005. This note will be paid in full during the third quarter of 2007,

•	monthly principal and interest payments of approximately $300,000 per month in connection with the repayment of the Company’s long-term B&W debt,

•	monthly payments of approximately $95,000 for operating leases; and

•	funding of other aspects of the Company’s current operations in light of continued operating losses.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

2.	Liquidity and managements’ plans (continued):

In addition, there exist certain contingencies which could require the Company to make significant cash payments (see Note 15).

With the proceeds from these recent transactions in 2007, the Company anticipates that it will have sufficient funds to support its operations through 2008. Absent the successful completion of the Company’s ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, or a substantial improvement in revenues and/or royalties from smokeless tobacco products, the Company believes that it will be necessary to pursue additional sources of funds in early 2009. However, depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before that time. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms, if at all.

The Company’s long-term financial success is ultimately dependent upon the successful resolution of the Company’s patent infringement lawsuit against RJR (see Note 15) and the return to profitability through a combination of generation of sales of the Company’s low-TSNA tobacco and smokeless tobacco products, royalties from the licensing of the Company’s low-TSNA patents and products or improved cigarette sales.

3.	Inventories:

Inventories consist of the following:

	2006	2005
Tobacco leaf	$50,644	$47,784
Raw materials	176,169	267,026
Packaging materials	538,627	793,992
Finished goods	627,851	1,386,244

	$1,393,291	$2,495,046

During 2006 and 2005, the Company recorded a loss on inventory from write-down of smokeless inventory products to the lower of cost or market of $1.1 million and $1.3 million, respectively, which is included in cost of goods sold in the accompanying consolidated statements of operations.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

4.	Property and equipment:

Property and equipment consists of the following:

	2006	2005
Land	$159,879	$159,879
Buildings	430,020	430,020
Leasehold improvements	1,140,197	1,140,197
Tobacco curing barns	19,031,711	19,031,711
Machinery and equipment	6,273,738	6,273,738
Office and sales equipment	1,204,627	1,199,443

	28,240,172	28,234,988
Less accumulated depreciation	(18,700,509)	(16,594,384)

	$9,539,663	$11,640,604

During 2002 and 2001, the Company entered into several sale-leaseback transactions using the tobacco curing barns (see Note 8). Tobacco curing barns noted above include both owned and leased barns as follows:

	2006	2005
Tobacco curing barns owned	$21,825,303	$21,290,493
Tobacco curing barns under an operating lease obligation	—	534,810
Impairment of barns	(2,267,092)	(2,267,092)

	19,558,211	19,558,211
Accumulated depreciation	(12,899,716)	(11,523,109)

	$6,658,495	$8,035,102

Amortization expense associated with these leased barns approximated $668,000, and $1,650,000 in 2005 and 2004 respectively, and is included in depreciation expense in the accompanying consolidated statements of operations. There was no depreciation expense on leased barns in 2006. The Company also maintains and has earmarked for curing burley tobacco approximately 60 barns which are classified as “idle equipment”. These barns can be used for curing flue-cured tobacco. At present, it is anticipated that the barns will be moved from Kentucky and sold to farmers producing flue-cured tobacco.

Depreciation expense is included in the consolidated statement of operations for the years ended December 31, 2006, 2005 and 2004, as follows:

	2006	2005	2004
Depreciation Expense:

Cost of Goods Sold	$669,238	$787,704	$981,439
Operating Expenses	1,437,776	1,107,557	2,582,417

Total Depreciation Expense	$2,107,014	$1,895,261	$3,563,856

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

5.	Intangible assets:

Intangible assets consist of the following:

	2006	2005
Patents	$958,542	$958,542
Trademarks and other intangibles	427,560	418,914

	1,386,102	1,377,456
Less: accumulated amortization	(570,480)	(507,781)

	$815,622	$869,675

Amortization expense associated with the intangibles was $63,107, $63,383 and $63,106 in 2006, 2005 and 2004 respectively. An aggregate of $83,543 in trademarks have indefinite lives and are therefore not amortized. Expected future amortization of intangibles with finite lives is as follows:

Years ending December 31,
2007	$63,910
2008	64,713
2009	63,860
2010	62,383
2011	62,187
Thereafter	415,013

$732,066

In the event the Company is unsuccessful in the appeal on the judgment on the validity of their patents, as discussed in Note 15, recognition of an impairment loss related to certain patents with a carrying value of approximately $105,000 as of December 31, 2006 may be necessary. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

6.	Relationship with Brown & Williamson Tobacco Corporation (“B&W”)

On October 12, 1999, the Company and B&W entered into a Master Agreement and entered into a Restated Master Agreement in April 2001. Under these agreements, B&W, among other things, agreed to purchase StarCured® tobacco.

In 2000-2002, Star produced and delivered to B&W approximately 19 million pounds of very low-TSNA StarCured® tobacco annually. In 2003 B&W purchased 19 million pounds validity of StarCured® tobacco directly from the Company’s participating farmers. Pursuant to a Letter Agreement entered into in August 2003, B&W was relieved of its obligation to purchase additional StarCured® tobacco.

Beginning in 2004, Star notified its StarCured® farmers that since B&W was no longer obligated to purchase all of the tobacco produced by its participating StarCured® farmers, the Company could not commit to purchase tobacco from them. In 2004 and each year thereafter, Star has advised its participating StarCured® farmers that they could use the StarCured® tobacco curing barns during the upcoming growing season, but that they would need to make arrangements to sell their tobacco to other parties. Because of its inability to purchase tobacco from its participating farmers, the Company in 2007 sought to disband its StarCured® tobacco curing program and to sell the tobacco curing barns that were being maintained by the participating farmers to those farmers or to other third parties. Under the Restated Master Agreement and several subsequent agreements, B&W also agreed to restructure approximately $29 million of debt that B&W provided to support the Company’s purchase of StarCured® tobacco curing barns. Pursuant to these agreements, B&W agreed to a 96 month repayment schedule consisting of equal consecutive monthly installments beginning on January 3, 2006. The debt is secured by tobacco leaf inventory and certain of the tobacco curing barns. Star and ST have guaranteed payment of the other’s obligations. Once the outstanding loan balance to B&W is reduced to $10 million, the collateral, except for the Star and ST guarantees, will be released by B&W. The loan balance was approximately $17.5 million as of December 31, 2006 (see Note 7).

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

6. Relationship with Brown & Williamson Tobacco Corporation (“B&W”) (continued):

In the fourth quarter of 2003, Star and B&W also entered into a letter agreement which, in part, restructured and consolidated all of Star’s outstanding trade payables to B&W as long-term debt. Under this letter agreement, the then-total trade payables due to B&W were to be paid in monthly principal payments of $250,000 beginning in January 2004 (later extended to January 2005) with monthly interest at an interest rate of prime plus 1% on the outstanding balance. As of December 31, 2006 the balance on the trade payable long-term debt was $1,961,743 (see Note 7).

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

7.	Long-term debt:

Long-term debt consists of the following:

	2006	2005
Notes payable due B&W, collateralized by tobacco leaf inventory and the Company’s remaining tobacco curing barns, payable in 96 monthly installments of approximately $208,000 plus interest at prime plus 1%, beginning January 1, 2006 through 2013 (see Note 16). The notes are also payable via royalties earned under agreements with B&W as defined (see Note 6).	$17,472,503	$19,969,895

Note payable due B & W, converted from accounts payable, interest at prime plus 1%, payable in monthly installments of $250,000 plus interest commencing January 1, 2005 through August 2007.	1,961,743	4,961,743

	19,434,246	24,931,638
Less current maturities	(4,459,135)	(5,497,392)

	$14,975,111	$19,434,246

The future maturities of long-term debt without regard to potential royalty offsets, are as follows:

Years ending December 31
2007	$4,459,135
2008	2,497,392
2009	2,497,392
2010	2,497,392
2011	2,497,392
Thereafter	4,985,543

Total notes payable and long term debt	$19,434,246

Loss on Conversion of Long-term Debt to Equity. On January 10, 2005, the holder of a convertible debenture converted the $9.0 million convertible debenture into 3,179,810 shares of the Company’s common stock, which reflected an adjusted conversion price from $3.73 to $2.897, and $212,000 of accrued and unpaid interest. As a result of this transaction, the debenture was fully converted and cancelled with the holder of the debenture having no future rights under the Debenture. As a result of the conversion of debt into equity, the Company recorded a non-cash charge during the first quarter of 2005 of $4,833,466 to reflect the cost of the discount provided for in the conversion and the remaining unamoritized cost of the initial debt issuance were charged to expense.

8.	Lease obligations:

Sale/leaseback transactions:

During 2002 and 2001, the Company entered into several sale-leaseback arrangement transactions on barns in which the Company retained substantially all use of the property sold. As such, gains and losses associated with those transactions, which aggregated approximately $581,000, were deferred and were subsequently amortized in proportion to the amortization of the leased assets. Net amortization of these net gains approximated $16,000 and $181,000, in 2005 and 2004, respectively.

All of the capital leases have been repaid as of December 31, 2006.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

8.	Lease obligations (continued):

Operating leases:

The Company leases manufacturing machinery and equipment (see Note 4) under non-cancelable operating lease agreements for approximately $35,000 per month. As of December 31, 2006, there is a security deposit of $500,000 and there are five (5) months remaining on a three-year term.

The Company also leases certain of its office and warehouse facilities and various vehicles and minor operating equipment under non-cancelable operating leases for approximately $61,000 per month; expiring through 2022.

The following represents the future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2006.

Year ending December 31,
2007	$390,327
2008	220,004
2009	220,004
2010	131,015
2011	86,520
Thereafter	894,040

$1,941,910

Rent expense for all operating leases was approximately $1,206,000, $1,360,000, and $1,310,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

On February 27, 2007, the term of 1.2 million warrants held by the Joseph L. Schwarz was extended from February 28, 2007 to June 30, 2007. The exercise price of the warrants was also increased from $3.00 per share to $3.50 per share.

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

Common stock options and warrants issued, redeemed and outstanding during the years ended December 31, 2006, 2005 and 2004 are as follows:

	Number	Weighted Average Exercise Price Per Share
Options
Options outstanding at January 1, 2004	5,111,500	2.16
Options forfeited during 2004	(480,000)	(3.66)
Options issued during 2004	685,000	4.65

Options outstanding at December 31, 2004*	5,316,500	2.60
Options forfeited during 2005	(50,000)	(5.60)
Options exercised during 2005	(547,000)	(2.09)
Options issued during 2005	350,000	3.48

Options outstanding at December 31, 2005	5,069,500	2.74
Options forfeited during 2006	—	—
Options exercised during 2006	100,000	1.21
Options issued during 2006	250,000	2.40

Options outstanding at December 31, 2006	5,219,500	$2.11

*	535,526 options were issued outside of the Plans.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

9.	Stockholders’ equity (continued):

	Number	Weighted Average Exercise Price Per Share
Warrants
Warrants outstanding at January 1, 2004	410,526	$2.01
Warrants issued during 2004	602,681	4.08

Warrants outstanding at December 31, 2004	1,013,207	3.24
Warrants issued during 2005	5,500,000	4.73
Warrants exercised during 2005	(1,900,000)	5.00

Warrants outstanding at December 31, 2005	4,613,207	$4.30
Warrants issued during 2006	4,028,754	3.01
Warrants exercised during 2006	(2,000,000)	4.15
Warrants expired during 2006	(1,600,000)	4.63

Warrants outstanding at December 31, 2006	5,041,961	3.05

The following table summarizes information for options and warrants outstanding and exercisable at December 31, 2006.

Range of Prices	Options Outstanding				Exercisable
	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Weighted Avg.		Aggregate Intrinsic Value
					Number	Exercise Price
$1.00-2.00	2,513,000	3.01	$1.70		2,513,000	$1.70
2.01-3.00	991,500	4.36	2.81		941,500	2.82
3.01-4.00	1,050,000	5.07	3.87		1,025,000	3.87
4.01-5.00	550,000	6.81	4.72		550,000	4.77
5.01-6.25	115,000	7.36	5.16		115,000	5.16

$1.00-6.25	5,219,500	4.18	$2.11	$4,338,505	5,144,500	$2.14	$4,315,005

Range of Prices	Warrants Outstanding				Exercisable
	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Weighted Avg.		Aggregate Intrinsic Value
					Number	Exercise Price
$2.00-3.00	410,526	4.61	$2.19		410,526	$2.19
3.01-4.00	4,531,435	2.39	3.09		4,531,435	3.09
4.01-5.00	100,000	2.23	4.49		100,000	4.49

$2.00-5.00	5,041,961	2.37	$3.05	$1,433,947	5,041,961	$3.05	$1,433,947

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

9.	Stockholders’ equity (continued):

The following table summarizes information for options and warrants outstanding and exercisable at December 31, 2005.

Range of Prices	Options Outstanding				Exercisable
	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Weighted Avg.		Aggregate Intrinsic Value
					Number	Exercise Price
$1.00-2.00	2,613,000	3.95	$1.68		2,613,000	$1.68
2.01-3.00	891,500	5.10	2.81		751,500	2.81
3.01-4.00	900,000	4.00	3.28		900,000	3.28
4.01-5.00	550,000	7.59	4.76		550,000	4.76
5.01-6.25	115,000	8.40	5.16		115,000	5.16

$1.00-6.25	5,069,500	4.94	$2.74	$1,769,895	4,929,500	$2.68	$1,655,645

Range of Prices	Warrants Outstanding				Exercisable
	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Weighted Avg.		Aggregate Intrinsic Value
					Number	Exercise Price
$2.00-3.00	410,526	4.84	$2.19		410,526	$2.19
4.01-5.00	4,202,681	0.86	4.51		4,202,681	4.08

$2.00-5.00	4,613,207	1.21	$4.30	$69,474	4,613,207	$4.30	$69,474

The following table summarizes information for options and warrants outstanding and exercisable at December 31, 2004.

Range of Prices	Options Outstanding				Exercisable
	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Weighted Avg.		Aggregate Intrinsic Value
					Number	Exercise Price
$1.00-2.00	2,980,000	5.16	$1.67		2,980,000	$1.67
2.01-3.00	896,500	4.66	2.52		896,500	2.52
3.01-4.00	750,000	5.88	3.94		687,500	3.93
4.01-5.00	600,000	8.50	4.76		600,000	4.76
5.01-6.25	90,000	9.01	5.48		90,000	5.48

$1.00-6.25	5,316,500	5.79	$2.60	$13,300,980	5,254,000	$2.58	$13,300,980

Range of Prices	Warrants Outstanding				Exercisable
	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Weighted Avg.		Aggregate Intrinsic Value
					Number	Exercise Price
$2.00-3.00	410,526	6.61	$2.01		410,526	$2.01
4.01-5.00	602,681	4.25	4.08		602,681	4.08

$2.00-5.00	1,013,207	5.21	$3.24	$1,415,200	1,013,207	$3.24	$1,415,200

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Weighted average grant date fair values of stock options are as follows:

	Number of Options	Exercise Price	Grant date fair value
2006 Activity

Exceeds market	250,000	$2.40	$1.37

2005 Activity

Equals market	350,000	$3.48	$1.16

2004 Activity

Equals market	685,000	$4.65	$1.74

A summary of the status of the Company’s nonvested stock options as of December 31, 2006, and changes during the year then ended, is presented below.

Nonvested Stock Options	Shares (000)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	150,000	$1.13
Granted	—	—
Vested	(75,000)	1.13
Forfeited	—	—
Nonvested at December 31, 2006	75,000	$1.13

As of December 31, 2006, there was $85,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately one year.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

9.	Stockholders’ equity (continued):

Stock option plans (continued):

The fair value of options were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004
Expected life of options	5 year	1 year	1 year
Risk free interest rate	4.55-4.75%	2.1 – 4.2%	2.17%
Expected volatility	86-92%	69.1 – 93.0%	93%
Expected dividend yield	0%	0%	0%

Total stock-based compensation (stock and stock option) cost recognized is as follows:

	2006	2005	2004
Employee	$—	$85,067	$—
Non-employee consultants and directors	689,905	373,591	1,140,314

	$689,905	$458,658	$1,140,314

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

10.	Earnings per share:

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2006	2005	2004
Net loss	$(12,285,375)	$(25,061,815)	$(16,576,055)

Denominator for basic earnings per share-weighted average shares	77,836,073	73,096,461	62,137,037
Effect of dilutive securities: Stock options outstanding (a)	—	—	—

Denominator for diluted earnings per share—weighted average shares adjusted for dilutive securities	77,836,073	73,096,461	62,137,037

Loss per common share—basic	$(.16)	$(.34)	$(.27)

Loss per common share—diluted	$(.16)	$(.34)	$(.27)

(a) Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	2006	2005	2004
Stock options and warrants	10,261,461	9,682,707	6,329,707
Convertible debentures	—	—	3,179,810

11.	Income taxes:

Net deferred tax assets and liabilities consist of the following:

	2006	2005
Deferred tax assets:
Net operating loss carry-forwards (portions subject to annual limitation)	$31,513,000	$26,352,000
Credit carry-forward	501,000	501,000
Other	319,000	354,000

	32,333,000	27,207,000

Deferred tax liabilities:
Differing bases in property, plant and equipment for tax and financial reporting purposes	(1,336,000)	(1,135,000)
MSA Escrow payments taxable in future	(14,354,000)	(13,957,000)

	(15,690,000)	(15,092,000)

Valuation Allowance	(16,643,000)	(12,115,000)

	$—	$—

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

11.	Income taxes (continued):

Income tax benefit consists of the following:

	2006	2005	2004
Current:
Federal	$—	$—	$—
State	—	—	1,419,800

Deferred benefit	—	—	402,000

	$—	$—	$1,821,800

The provision for income tax expense varies from that which would be expected based upon applying the statutory federal rate to pre-tax accounting loss as follows:

	2006	2005	2004
Statutory federal rate	(34.0)%	(34.0)%	(34.0)%
Permanent items	0.61	7.0	3.0
State tax provision, net of federal benefit	(3.45)	(4.0)	(4.0)
Valuation allowance	36.84	31.0	25.0

	(0.0)%	(0.0)%	(10.0)%

At December 31, 2006, the Company had a net operating loss carry-forwards of approximately $85,000,000, which expire from 2009 through 2025. As a result of previous ownership changes, an aggregate of $532,000 in Federal loss carry-forwards are limited to $116,000 annually.

In 2004, the Company was notified that its 2001 tax return had been selected for examination by the Internal Revenue Service (“IRS”). In the course of its conduct of this examination, the IRS has expanded the scope of the examination to include all of the Company’s returns that have been filed for the years ended December 31, 2002 through 2004. In 2005, the Company’s request for a private letter ruling, which related to the years under IRS examination, was resolved generally in its favor. The statute of limitations for taxable years 2001 and 2002 have been extended by mutual agreement through September 15, 2007. All information requested by the IRS in connection with its examination has been provided by the Company. The IRS may request additional information as the examination is ongoing. There have been some discussions with the IRS relating to the timing of certain deductions and a brief supporting the Company’s position has been submitted. Since the Company’s returns for such years are currently under examination and the timing of certain deductions has been raised, it is reasonably possible that adjustments may be proposed that result in liability to the Company. The Company has estimated a range of potential liability of from $0 to $1.7 million. The Company believes the returns filed for such years are substantially correct and intends to vigorously contest any proposed liability through all available means including judicial proceedings if necessary.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

12.	Related party transactions:

Related Party Activity:

The Company has entered into certain transactions with companies and trusts that are owned by members of management and stockholders. The following is a summary of the significant related party transactions for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Business travel - aircraft expense(a)	$554,184	$412,060	$501,008
Legal fees (b)(e)	$5,000	$29,342	$279,701
Note receivable, officer (c)
(See Note 15-Employment Agreement)	$—	$—	$2,000,000
Notes receivable, officers (c) (d)	$—	$—	$600,000
Interest receivable on stock note receivable officers (f)	$—	$—	$63,999
Interest income on officer notes and advances	$—	$27,068	$63,062

(a)	The Company from time to time has used an aircraft owned by Starwood Industries LLC, a company in which Jonnie R. Williams, Star’s CEO and largest shareholder, is a principal.
(b)	The Company paid legal fees to Paul Hastings, Janofsky & Walker LLP with respect to various legal matters. An executive officer of the Company was until March 31, 2001 senior counsel and a former partner of such firm but received no compensation from the firm for work undertaken on behalf of the Company.
(c)	Collection of $300,000 and write-off of remaining balance of 85% nonrecourse note and accrued interest of $1,782,467 occurred in July 2005. Collection of an aggregate of $600,000 in principal and interest of $32,993 for four officer loans received in August 2005.
(d)	Presented as a reduction in stockholders’ equity in the accompanying 2004 balance sheet.
(e)	The Company paid legal fees to McSweeney & Crump, P.C. with respect to various legal matters in 2004. Mr. McSweeney was elected to the Board of Directors in January 2002 and resigned from the Board in February 2003.
(f)	Included in prepaid expenses and other current assets in the accompanying consolidated 2004 and 2005 balance sheets.

Related Party License Agreement:

Effective January 1, 1998, Star entered into an exclusive license agreement with Regent Court Technology, LLC, of which the Company’s founder, Chief Executive Officer and the Company’s largest shareholder, and the beneficiary of the O’Donnell Trust, which is the Company’s second largest stockholder, are the owners. Pursuant to this license agreement, Star has the exclusive world-wide rights to produce and sell tobacco products with low-TSNA tobacco and to sublicense that technology to third parties. In connection with this agreement, Star is obligated to pay royalties equal to 2% of all product sales (less certain costs incurred by the Company) and 6% of any royalty income earned from sublicensing (less certain costs incurred by the Company). Since the costs incurred by the Company were in excess of the royalty obligations there were no royalties due under this agreement for 2006, 2005 or 2004.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

12.	Related party transactions (continued):

Due from (to) Stockholders:

Due from (to) Stockholders consists of unsecured non-interest bearing advances from (to) stockholders of $50,698 and ($50,000) as of December 31, 2006 and 2005, respectively.

Write-off of Note Receivable, Officer

On July 27, 2005, the Company’s President and COO tendered to the Company a payment of $300,000 as full satisfaction of a nonrecourse and unsecured $2 million promissory note issued to the Company in 1999. The COO issued the note in 1999 to purchase two million shares of the Company’s common stock. Under its terms, the $2 million promissory note was nonrecourse as to accrued interest and 85% of the principal amount of the note, and reflected an inducement to the COO to join the Company and resign his senior partnership with a national law firm. In connection with the payment by the COO, the Company in the second quarter of 2005 incurred an expense of approximately $1.8 million due to the write-off of $1.7 million of the note receivable due and approximately $0.1 million of accrued interest.

13.	Employee benefit plan:

The Company is the sponsor of a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 15% of their annual compensation. The Company matches these contributions at a rate of $0.75 for each $1.00 of employee contribution. The Company made contributions of approximately $193,000, $138,000 and $238,000, in 2006, 2005 and 2004, respectively.

14.	Fair value of financial instruments, concentrations and credit risk:

Fair value of financial instruments:

The estimated fair value of cash and cash equivalents, trade receivables, MSA Escrow funds and trade payables approximate the carrying value due to their short-term nature, variable interest rates or interest rates charged at rates at which the company can currently borrow. The estimated fair-value amounts have been determined using an interest rate of 8%. Considerable judgment is required in developing estimates of fair value; therefore, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

The estimated fair value of long-term debt is summarized as follows:

2006		2005
Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
$19,434,246	$25,379,867	$24,931,638	$33,189,894

Differences between fair value and carrying amount of long-term debt are primarily due to instruments that provide fixed interest or zero interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates.

Concentrations:

The Company has outstanding borrowings from B&W aggregating $19,434,246 and $24,931,638 at December 31, 2006 and 2005, respectively.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

The Company also had various customers representing in excess of 10% of sales as follows:

	2006	2005	2004
Customer 1 (Starco Impex, Inc., doing business as Wholesale Outlet)
Sales	44.2%	33.2%	23.9%
Accounts Receivable	65.6	40.8	26.2

15.	Commitments, contingencies, and other matters:

Obligations under master settlement agreement:

In November 1998, 46 states, the District of Columbia (the “Settling States”) and several U.S. territories entered into the Tobacco Master Settlement Agreement (the “MSA” or “Master Settlement Agreement”) to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company is required to satisfy certain escrow obligations pursuant to statutes that the Master Settlement Agreement required the Settling States to adopt in order for such states to receive the full benefits of the settlement. Under such statutes the Company is obligated to deposit monies into escrow for sales of cigarettes in each of the Settling States during the preceding year, and in some cases, such deposits must be made on a quarterly basis. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. The base amount for 2003 through 2006 was $3.35 per carton, as adjusted for inflation. For 2006, the adjusted amount was $$4.29 per carton. The base amount for 2007 and thereafter is $3.77 per carton, as adjusted for inflation since 1999. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the Settling States. If not used to satisfy judgments or settlements, the funds will be returned to the Company twenty-five years after the applicable date of deposit on a rolling basis. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has been required to make additional escrow deposits related to sales of the Company’s cigarettes into the MSA states by the Company’s wholesale customers in the non-MSA states, which are referred to as indirect sales. All funds placed in escrow continue to be an asset of the Company, and the Company receives the interest income generated by the escrow deposits. Star’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

15.	Commitments, contingencies, and other matters (continued):

As of December 31, 2006, the Company had deposited into escrow a net amount of approximately $38.3 million for sales of cigarettes in Settling States during the period 1999-2006. During 2006, the Company deposited a total amount for 2005 sales of approximately $1.0 million, and deposited approximately $0.1 million as quarterly payments for 2006 sales. The Company expects that its total escrow obligation for 2006 sales (due in April of 2007) will be approximately $500,000, which reflects the Company’s successful efforts to limit sales in the Settling States and its trend of decreasing MSA obligations over the past years. These funds will remain in escrow pursuant to the terms of the applicable statutes, and will be available to satisfy state judgments for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted and litigated against the Company. In March 2007, the Company entered into an agreement under which it received a payment of approximately $11.5 million in return for assigning to the purchasers the right to interest paid on the Company’s escrow fund and to any releases of the escrow principal for any overpayments, or, if these funds are not used to satisfy judgments or settlements by the Settling States, releases of the principal on a rolling basis after twenty-five years.

In addition to the “level playing field” statutes, most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has focused its sales in the four states that are not part of the MSA over the last several years, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow, since the states generally prohibit the sales of cigarettes by companies that are not certified as being MSA-compliant. Also, most MSA states have amended their qualifying statutes to limit the ability of companies to cap escrow payments for a particular year so that escrow payments must be made on each cigarette sold in an MSA state. Further, a number of states have required escrow payments to be made quarterly or on some other intermittent schedule. Currently, the Company is required to make quarterly payments in Georgia, Louisiana, Maine, Nevada, New Hampshire, New Mexico and Wyoming, although it has not had any sales in several of these states in 2006. Also, there are a number of other states that have passed quarterly payment statutes that are triggered when sales meet a certain threshold level. Because the Company has sought to limit its MSA sales, it has not met the minimum sales amount required to trigger quarterly escrow payment obligations in these states. The adoption of quarterly payment requirements in additional Settling States could exacerbate the impact of the MSA escrow obligations on the Company’s liquidity.

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

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

On January 19, 2007, the Court granted RJR’s Motions for Summary Judgment in part and denied these motions in part. On its motion for Summary Judgment on the Effective Filing Date of the Patents, the Court established September 15, 1999 as the effective filing date, but denied RJR summary judgment with regard to the patents-in-suit. On RJR’s motion for Summary Judgment on Indefiniteness, the Court granted the motion on the basis that the term “anaerobic condition” was indefinite. In the event the Company is unsuccessful in the appeal on the judgment on the validity of their patents, as discussed in Note 15, recognition of an impairment loss related to certain patents with a carrying value of approximately $105,000 as of December 31, 2006 may be necessary. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

On January 19, 2007, the Court also advised the parties that it would seek to issue the ruling on RJR’s inequitable conduct defense before the end of February. In a letter to all counsels dated February 26, 2007, the Court stated that it was not in a position to issue a ruling on the inequitable conduct defense prior to the end of the month, but would seek to issue its decision in March 2007. On March 5, 2007, the Company filed a motion requesting the Court to permit the immediate filing of an appeal on an interlocutory basis while it completes its ruling on the inequitable conduct defense.

The Company will file a notice of appeal with the United States Court of Appeals for the Federal Circuit with respect to the District’s Court ruling on indefiniteness and the effective date of the claims of the patent-in-suit, once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered or if leave is granted to file an interlocutory appeal in the interim. If the Court were to rule against the Company on the inequitable conduct defense, we would also appeal that decision to the Federal Circuit Court of Appeals.

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

Virginia Sales and Use Tax Assessment:

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

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

15.	Commitments, contingencies, and other matters (continued):

On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In its response, the Company requested that the grant be extended for an additional year, given certain delays which have been encountered in connection with the launch of its smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA that sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. In late October 2006, the Company received a request for a further update on the status of this grant. The Company is in the process of updating its prior response and to request a further extension of the grant. Depending on the level of investment and hiring recognized by the State, the Company may be required to return some or all of the $300,000 in grant funding, but the Company’s management does not anticipate that the Company will be required to repay any of this amount.

STAR SCIENTIFIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

16.	Subsequent Events:

On March 14, 2007, the Company sold the rights, title and interest in and to all income from and reversionary interest in its MSA escrow accounts (with a balance of $38,329,233 at December 31, 2006) for total cash proceeds of $11,498,770. In addition, the Company also sold the rights, title and interest in and to all income from and reversionary interest in the Company’s subsequent 2006 MSA escrow deposits to be made in April 2007 for an amount equal to $0.30 on each dollar deposited up to a maximum of $700,000 of total deposits. Although the escrow accounts will continue to be maintained in the Company’s name, because the Company is giving up its right to interest earned on the accounts and to any reversionary interest in the accounts this transaction will result in the Company recognizing a loss on the sale of the MSA escrow accounts of approximately $27,000,000 during the quarter ended March 31, 2007.

On March 13 and 14, 2007, the Company sold approximately 960 of its tobacco curing barns (with a net carrying value of approximately $6.2 million as of December 31, 2006) for cash proceeds of approximately $11.2 million. This transaction will result in the Company recognizing a gain on the sale of the tobacco curing barns of approximately $5,000,000 during the quarter ended March 31, 2007. In connection with the sale of the barns, the Company paid to R.J. Reynolds Tobacco Company approximately $2.9 million towards Notes Payable due B&W as included in long-term debt in the accompanying consolidated balance sheets, in order to obtain a release of certain collateralized barns.

On February 27, 2007, the term of 1.2 million warrants held by the Joseph L. Schwarz was extended from February 28, 2007 to June 30, 2007. The exercise price of the warrants was also increased from $3.00 per share to $3.50 per share.

17.	Quarterly results (unaudited):

The following is a summary of quarterly unaudited results of operations for the years ended December 31, 2006, 2005 and 2004:

	March	June	September	December
2006
Revenues	$8,533,199	$9,536,175	$10,450,216	$9,226,310
Gross profit	1,368,208	1,671,620	1,668,516	1,304,370
Net loss	(3,231,243)	(2,291,307)	(3,600,863)	(3,161,962)
EPS – Basic	(0.04)	(0.03)	(0.05)	(0.04)
EPS – Diluted	(0.04)	(0.03)	(0.05)	(0.04)

	March	June	September	December
2005
Revenues	$16,962,448	$17,406,935	$8,123,307	$3,943,442
Gross profit	3,811,526	2,663,447	(1,340,282)	132,795
Net loss	(8,481,213)	(2,949,031)	(9,531,092)	(4,100,479)
EPS – Basic	(0.12)	(0.04)	(0.13)	(0.05)
EPS – Diluted	(0.12)	(0.04)	(0.13)	(0.05)

	March	June	September	December
2004
Revenues	$17,161,055	$15,439,773	$16,642,139	$17,414,275
Gross profit	2,896,111	2,663,448	4,613,196	2,618,514
Net loss	(2,682,603)	(4,293,439)	(4,956,113)	(4,643,900)
EPS – Basic	(0.04)	(0.07)	(0.08)	(0.08)
EPS – Diluted	(0.04)	(0.07)	(0.08)	(0.08)

Per share amounts for each quarter are required to be computed independently and, therefore, may not equal amounts computed on an annual basis.