Form 10-K/A
period 2006-12-31
STAR SCIENTIFIC INC
filed 2007-04-30
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-15324

STAR SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1402131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 South Market Street, Petersburg, VA 23803	(804) 530-0535
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☐

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

As of April 15, 2007, 79,287,714 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding. As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $121,075458 based on a closing price of $2.58 on The Nasdaq Global Market on such date. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE – AMENDMENT

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Original Filing”), as initially filed with the Securities and Exchange Commission on March 16, 2007. In accordance with General Instruction G to Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III was omitted from the Original Filing and, as indicated in the Original Filing, was to be filed as part of an amendment to the Original Filing not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006. Accordingly, we are filing this Amendment No. 1 solely for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, nor does this Amendment No. 1 modify or update in any way disclosures contained in the Original Filing, including the Company’s financial statements and the footnotes thereto.

i

ii

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

See additional discussion under “Factors That May Affect Future Results” under Item 1 of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2007, and other factors detailed from time to time in the Company’s other filings with the Securities and Exchange Commission, available at www.sec.gov. The Company undertakes no obligation to update or advise upon any such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table and text set forth the name, age and positions of each of our directors elected by our common stockholders:

Name	Age	Position
Christopher C. Chapman, Jr., M.D.(1)(2)(3)	54	Director
Marc D. Oken(1)	60	Director
Paul L. Perito	70	Chairman, President and Chief Operating Officer
Leo S. Tonkin(1)(2)(3)	70	Director
David C. Vorhoff(2)	51	Director
Jonnie R. Williams	51	Chief Executive Officer

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating Committee.

Set forth below is biographical information for each director of the Company.

Christopher C. Chapman, Jr., M.D. Dr. Chapman, 54, has served as a member of the Board since September 22, 2005. Since it was founded in 1999, Dr. Chapman has served as Chairman and CEO of Chapman Pharmaceutical Consulting, Inc., which provides expert medical consultation on the development and management of domestic and global product development programs for biotech, pharmaceutical and medical device products. He was Senior Director of Medical Affairs with Quintiles/BRI, the largest contract research organization (CRO) in the U.S., from 1995-2000. In that capacity, Dr. Chapman had oversight responsibility for the support of new drug applications (NDA), clinical studies and device submissions to the FDA for approval. From 1992-1994, Dr. Chapman was Medical Director at Regeneron Pharmaceuticals. He currently serves as chairman of the Chapman Pharmaceutical Health Foundation and is also a member of the board of directors of Biovest. Dr. Chapman is a graduate of the Georgetown University School of Medicine in Washington, DC.

Marc D. Oken. Mr. Oken, 60, has served as a member of the Board since October 11, 2005. Mr. Oken is managing partner of Falfurrias Capital Partners, a private equity firm. In October 2005, Mr. Oken retired as Chief Financial Officer of Bank of America Corporation, a position he held since 2004. Prior to his appointment as Chief Financial Officer, Mr. Oken was Principal Financial Executive, a position he held since joining the bank in 1989. As CFO, Mr. Oken was responsible for finance, supply chain management, corporate treasury, corporate investments, corporate workplace, and investor relations. He served as the Transition Executive for the mergers with Fleet Boston Financial Corporation and credit card provider MBNA Corporation. From 1981 to 1983, he was a Fellow with the Securities and Exchange Commission, serving as principal advisor to the SEC’s chief accountant on matters relating to financial service industry accounting and disclosure. Mr. Oken was a partner with Price Waterhouse, and was associated with that firm from 1974 to 1981 and 1983 to 1989. Mr. Oken currently serves as a member of the Board of Directors of Marsh & McLennan Companies, Inc. and Sonoco. He is the past chairman of the board of trustees of the Mint Museum of Art in Charlotte and the Charlotte Symphony Orchestra, and a member of the board of trustees of the Charlotte Country Day School and the North Carolina Museum of Art Foundation. Mr. Oken earned an undergraduate degree in business administration in 1968 from Loyola College in Baltimore, Maryland, and a master’s degree in business administration in 1973 from the University of West Florida. He is a Vietnam veteran who served as a U.S. Navy aviator from 1968 to 1973.

Paul L. Perito. Mr. Perito, 70, is the Company’s Chairman, President and Chief Operating Officer. He has served as Chairman of the Company since August 2000, as a director of the Company since December 1999 and as the Company’s President and Chief Operating Officer since November 1999. Mr. Perito served as the Company’s Executive Vice President, General Counsel and Chief Ethics Officer from June 1999 through November 1999. Previously, Mr. Perito was a senior partner in the law firm of Paul, Hastings, Janofsky & Walker LLP (“PHJ&W”) from July 1991 until June 1999 when he became a senior counsel to the firm at the time he joined the Company. Mr. Perito resigned his position as senior counsel to PHJ&W as of March 31, 2001 after serving as National Co-Chair of the White Collar Corporate Defense Practice Group at PHJ&W since 1991, and Chair of the Litigation Department in that firm’s Washington, D.C. office since 1995. Prior to his re-entry into private practice, he served as Chief Counsel and Deputy Director of the White House Special Action Office on Drug Abuse Prevention from 1971 to 1973. Mr. Perito was confirmed by the Senate for that position in March 1972. From 1970 to 1971, Mr. Perito served as Chief Counsel and Staff Director to the U.S. House of Representatives Select Committee on Crime. Immediately prior to serving the Congress, Mr. Perito was an Assistant United States Attorney in the Southern District of New York, U.S. Department of Justice from 1966 to 1970. Mr. Perito graduated from Tufts University, Magna Cum Laude and Phi Beta Kappa and from the Harvard Law School. Mr. Perito was a Rotary International Scholar at the Victoria University of Manchester in Manchester, England and in Lund University, Lund, Sweden in P.P.E. in 1960-61 before entering Harvard Law School. Mr. Perito graduated from Harvard Law School (LLB/JD), as an Edward John Noble Scholar, in 1964 and was thereafter admitted to the Bar of the Commonwealth of Massachusetts. He is also a member of the District of Columbia Bar and is admitted to practice in numerous federal District Courts, Courts of Appeal and the United States Supreme Court. Mr. Perito is the President of the Harvard Law School Association of the District of Columbia, a member of the Executive Committee of the Harvard Law School Association, and Secretary to the Harvard Law School Association. He is Chairman of the Harvard Law School Class of 1964 Reunion and Fund Committees, Co-Chair of the World Alumni Congress 2006-2007 and Class Agent for the Harvard Law School Fund 2006-2007. Also, Mr. Perito is a member of the International Board of Overseers of Tufts University and a member of the Board of Georgetown Visitation Preparatory School in Washington, D.C.

Leo S. Tonkin. Mr. Tonkin, 70, has served as a director of the Company since October 1998. He established the Washington Workshops Foundation in 1967, and has served as Founding Director since that time. Since 1999 he also has served as President and Director of Travel Seminars, Inc. He served as a member of the White House Conference on Youth in 1971, Special Assistant to the Chairman of the U.S. House of Representatives Select Committee on Crime, Legal Consultant to the U.S. House of Representatives Higher Education Subcommittee, Minority Counsel to the U.S. House of Representatives Select Committee on Government Research, and Executive Director of the Commissioners’ Council on Higher Education in Washington, D.C. He has served as Chairman of the Board of Trustees of St. Thomas Aquinas College

and as a Board member of Southeastern University and Immaculata College. He is a vice president of the London, England Federation of Youth Clubs and is an advisor to the Retinitis Pigmentosa Foundation in California. Mr. Tonkin is a graduate of Johns Hopkins University and received his law degree from Harvard Law School. He holds an honorary Doctor of Pedagogy degree from St. Thomas Aquinas College and the State University of New York.

David C. Vorhoff. Mr. Vorhoff, 51, has served as a member of the Board since October 11, 2005. Mr. Vorhoff is a co-founding partner of McColl Partners in Charlotte, North Carolina and has served as its president since its founding in 2001. McColl Partners provides investment banking services to middle-market companies and financial institutions, and advises clients in three primary areas: mergers and acquisitions; raising private capital; and strategic advisory and valuation assignment. The founders of McColl Partners include Mr. Vorhoff and Hugh L. McColl, Jr., the former Chairman and Chief Executive Officer of Bank of America. Prior to 2001, Mr. Vorhoff was a Managing Director of Bank of America Securities Health Care Group and NationsBank Montgomery Securities Health Care Group in New York; and NationsBank Capital Markets Mergers and Acquisitions Group in Charlotte, NC. Mr. Vorhoff currently serves on the Board of Directors of Sonic Automotive, Inc. Mr. Vorhoff is a Phi Beta Kappa graduate of the University of North Carolina at Chapel Hill, and he obtained a master’s degree in business administration from the Kenan-Flagler Business School at the University of North Carolina.

Jonnie R. Williams. Mr. Williams, 51, has served as the Company’s Chief Executive Officer since November 1999 and has served as a director of the Company since 1998. Mr. Williams was one of the original founders of Star Tobacco, Inc., and served as Chief Operating Officer (“COO”), and Executive Vice President (“EVP”) until July 1999. On July 1, 1999, in order to concentrate upon the expanding demands of the Company’s sales and new product development, Mr. Williams resigned as COO and EVP to assume the primary responsibilities of Director of Product Development and Sales. Mr. Williams, a principal stockholder of the Company, is also the inventor of the StarCured® tobacco curing process for preventing or significantly retarding the formation of TSNAs in tobacco and tobacco smoke. Mr. Williams has been involved in venture capital start-up bio-tech companies for over a decade where he has been either a major shareholder or a co-founder of the following companies: LaserSight, LaserVision and VISX. Mr. Williams is also one of the owners of Regent Court Technologies LLC and is a principal in Jonnie Williams Venture Capital Corp.

Executive Officers

The following table sets forth certain information with respect to our executive officers, other than Messrs. Paul L. Perito and Jonnie R. Williams, whose information is set forth above under the caption “—Directors.”

Name	Age	Position
Sheldon L. Bogaz	41	Vice President of Trade Operations of Star Tobacco, Inc.
David M. Dean	47	Vice President of Sales and Marketing
Paul H. Lamb, III	74	President of Star Tobacco, Inc.
Christopher G. Miller	48	Chief Financial Officer
Robert E. Pokusa	56	General Counsel

Set forth below is biographical information for each executive officer of the Company who is not also a director.

Sheldon L. Bogaz. Mr. Bogaz, 41, has served as Vice President of Trade Operations of Star Tobacco, Inc., the Company’s wholly-owned subsidiary, since October 2000 and is responsible for managing customer relationships, developing new business, and formulating and implementing pricing and trade programs. He served as the Vice President of Sales and Trade Operations of the Company from September 1995 to October 2000. Prior to joining the Company in 1995, Mr. Bogaz served as a Commercial Lender with NationsBank from 1992 to 1995. He holds a Bachelor of Science Degree in Business Administration from Virginia Commonwealth University.

David M. Dean. Mr. Dean, 47, has served as Vice President of Sales and Marketing of the Company since November 1999. From 1998 to October 1999, he served as a Principal of Group Insurance Concepts of Virginia, L.L.C., an employee benefits consulting firm and an affiliate of Northwestern Mutual. From 1984 to 1998, Mr. Dean was employed with Trigon Blue Cross/Blue Shield in Richmond, Virginia, where he held a variety of executive positions over a 14 year period, including Vice President of the Eastern Region from 1994 to 1996, Vice President of Sales from 1996 to 1997 and Vice President of Sales and Account Management for the Eastern and Western Regions from 1997 to 1998. Trigon Blue Cross/Blue Shield was the largest health insurer in Virginia and was purchased during 2002 by Anthem. Mr. Dean is a graduate of Elon College.

Paul H. Lamb, III. Mr. Lamb, 74, served as President of Star Tobacco from 1990 to 1994 and since 1998. He also has served as a director of Star Tobacco since 1990. He served as a consultant to the Company from 1994 until assuming his current position in December 1998. From 1986 to 1990, Mr. Lamb founded and operated Lamb Services, Ltd., an engineering consulting firm, and from 1958 to 1986 he was employed with Brown & Williamson Tobacco Corporation where he held a variety of engineering positions. Mr. Lamb served as a director of the Southside Regional Medical Center in Petersburg, Virginia for twenty-six years. Mr. Lamb graduated from Virginia Military Institute (VMI) with a degree in civil engineering.

Christopher G. Miller. Mr. Miller, 48, served as the Company’s Acting Chief Financial Officer from April 2000 until September 2000, and as Chief Financial Officer beginning in September 2000 and served as a director of the Company from April 2000 to October 2004. He is a founder and serves as Chief Executive Officer of The Special Opportunities Group, LLC. Prior to his service at The Special Opportunities Group, Mr. Miller served as Chief Financial Officer of The Gilder Group from 1998 to 1999, Founder and Chief Executive Officer of American Healthcare, Ltd. from 1994 to 1998, Founder and Chief Executive Officer of International Medical Care, Ltd. from 1992 to 1993, and Chief Financial Officer and Executive Vice President of Hospital Corporation International from 1991 to 1992. Upon his graduation from Harvard Business School, Mr. Miller was employed by Bear Stearns Companies Inc. in New York as an Associate in Investment Banking. Mr. Miller serves on the Board of Directors of TransCommunity Financial Corporation, Setagon, SignalQuest and Marco Polo Management Company. Mr. Miller graduated from the U.S. Military Academy at West Point in 1980 with a B.S. in engineering and received an MBA from Harvard Business School in 1987.

Robert E. Pokusa. Mr. Pokusa, 56, has served as General Counsel of the Company since March 2001. From 1991 to March 2001, he was associated with Paul, Hastings, Janofsky & Walker LLP during which time he worked on a number of matters for the Company and concentrated his practice in the areas of complex civil litigation and administrative law. From 1980 to 1991, Mr. Pokusa was associated with the law firms of Perito, Duerk & Carlson; Finley, Kumble, Wagner, Hiney, Underburg, Manley, Meyerson & Casey; and Washington, Perito and Dubuc. Mr. Pokusa received his Bachelor of Arts Degree from Montclair State University and his law degree from The American University, Washington College of Law. He is a member of the Virginia and District of Columbia bars.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires directors and executive officers and persons, if any, owning more than ten percent of a class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s equity and equity derivative securities. Based solely upon a review of the copies of such reports and written representations from reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with on a timely basis for the year ended December 31, 2006, except as follows. Due to administrative error by the Company, grants of stock options for 50,000 shares of our Common Stock to directors Carmen and Chapman on September 22, 2006, pursuant to the 2000 Equity Incentive Plan, were not timely reported. These grants were reported on September 29, 2006.

Code of Ethics

The Company has adopted a Corporate Code of Business Conduct and Ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. The Company has filed a copy of this Corporate Code of Business Conduct and Ethics as Exhibit 14.1 to its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007. The Company has also made the Code of Ethics available on its website at: http://www.starscientific.com

Audit Committee

We currently maintain an Audit Committee. The Audit Committee recommends the appointment of our independent registered public accountants, reviews our internal accounting procedures and financial statements and consults with and reviews the services provided by our independent registered public accountants, including the results and scope of their audits. The Audit Committee is currently comprised of Messrs. Oken (Chairman), Chapman and Tonkin, each of whom are independent under the applicable rules of the Securities and Exchange Commission and The NASDAQ Global Market. The Board of Directors has determined that Mr. Oken qualifies as an “Audit Committee Financial Expert” as defined by the rules of the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The mission of Star has been, and continues to be, to reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products by reducing the toxins in the tobacco leaf; offering less toxic alternatives to traditional tobacco products; demonstrating the viability of its less toxic tobacco technology; and sublicensing that technology to the tobacco industry. That mission has been a principal driver in the Company’s decisions regarding the determination of total compensation for its senior executives, as well as the compensation for members of its Board of Directors and consultants who have been retained to assist the Company in these long-term objectives. As part of its mission, the Company has sought to effect a major shift in the way tobacco is grown and cured, as well as in the use of tobacco products generally.

In its structure and functioning, the Company’s goal has been to act as a disruptive force in the tobacco industry, and to challenge many of what it believes are preconceived assumptions that have governed the manufacturer and sale of tobacco products over a number of decades. As it has worked to achieve these objectives, the Company has used its existing cigarette business as a platform to provide a base of financial support for its intellectual property, licensing and development initiatives, and as a demonstration vehicle for the manufacturer and sale of a range of low-TSNA tobacco products. While the Company has retained its existing cigarette business, it also has sought to develop a sophisticated superstructure for a technology-based, innovative tobacco company that could interact at all levels of the government, regulatory, medical, and industrial sectors on a broad range of issues relating to the health impact of tobacco, and the regulation of emerging forms of potentially less hazardous tobacco products. To achieve this objective, the Company sought a CEO in 1999 who could oversee the Company’s existing business and facilitate the kind of capital fundraising and investor support necessary to promote an aggressive and far-ranging approach to the issues facing the tobacco industry. At the same time, the Company made efforts to identify and hire a President and COO with a substantial legislative, regulatory and litigation background and who had relationships with the relevant scientific and research communities that are critical to the Company’s goals and objectives. The Company felt that this individual should be able to coordinate the Company’s intellectual property and litigation efforts, interact at the highest levels of the federal government on a wide variety of health and legal issues involved in the regulation of tobacco products, and be in a position to enlist other individuals as employees and consultants to assist in those initiatives. The Company also worked to staff key executive positions in sales and marketing, finance, legal, investor relations and medical research with individuals who would complement the Company’s most senior management and provide a level of expertise that would minimize the need to procure those services through external third parties.

Because Star set out to be a force for change in the tobacco industry, the Company understood that it needed to be able to attract and maintain a high caliber group of executives to further these goals and objectives. The mission of Star has been not merely to operate a successful cigarette or smokeless tobacco company, but to challenge and transform the constructs relating to cigarettes and tobacco use generally. In this respect, the Company’s long-term focus has been, and continues to be, the research, development and sale of products, particularly very low-TSNA smokeless tobacco products, that expose adult tobacco users to lower levels of toxins, as well as the licensing of its low-TSNA technology.

Compensation Objectives

In establishing compensation for the Company’s executive officers, the Company has sought to:

•	attract and retain individuals of superior ability and managerial talent;
•	ensure that the compensation for senior executive officers is aligned with the Company’s corporate strategies, business objectives and long term interests; and
•	enhance the incentive of the Company’s executive officers to maximize shareholder value by providing opportunities for direct ownership in the Company through awards of stock options and stock grants.

In setting compensation levels for its executive officers the Company has in the past considered four areas in determining total compensation: (1) base salary; (2) bonuses; (3) stock-based awards; and (4) benefits. However, over the last several years the Company has experienced operating losses on a yearly basis, and accordingly, the Company has chosen to limit total compensation primarily to the base salary and benefits components for each of its named executive officers. Thus, except for nominal amounts, no bonuses have been paid to executive officers since 2002 and the Company has not issued any stock options or stock grants to its executive officers since 2002.

The determination of base salary has been driven primarily by considerations relating to the ability to attract and retain individuals who could help the Company carry out its long- term objective to act as a catalyst for significant change in the tobacco industry. This also has involved an assessment of the Company’s progress in obtaining and protecting the intellectual property to which it is the exclusive licensee; the success of its ongoing patent litigation against RJR; success in introducing new low-TSNA smokeless tobacco products to the market; and its success in generating increased awareness of the differences in toxicity among various forms of tobacco products. Given its unique position as a force for change in the tobacco industry, the Company has not used benchmarks from that industry in setting compensation levels for its most senior executives, since the unique nature of its business does not easily lead itself to comparisons with industry indices. Instead, the Company informally considers competitive market practices with respect to the salary and total compensation by reviewing general market information on compensation for similar senior level executives. Also, the company considers other factors such as the seniority of its senior executives, the base salary of the individual at his prior place of employment and the availability of other well-qualified candidates that would be available to carry out the Company’s goals and objectives.

The Compensation Committee is provided the primary authority to determine and recommend the compensation awards available to the Company’s executive officers. To aid the Compensation Committee in making its determinations, the CEO and COO provide recommendations, as appropriate, regarding compensation of all executive officers including themselves.

In 2006, the base salary for each of the Company’s named executive officers, except Sheldon Bogaz, was set in accordance with the terms of contracts that were entered into in 2005 or that were entered into in earlier years and which have been continued on a month-to-month basis. In Mr. Bogaz’s case, his salary has been based on several factors that have been reviewed annually including: (1) his technical expertise and prior contributions to the Company; (2) the market and economic performance of the Company; and (3) prevailing employment market considerations.

In addition to setting base salaries for its named executive officers, the Company has sought to provide opportunities for bonuses and stock based compensation awards that have been used to provide incentives in recruiting employees at the executive level and in rewarding individual performance. The Company’s contracts with its executive officers generally provide for discretionary annual reviews and, in the case of the Company’s CEO and COO, the setting of specific bonus criteria under the Company’s 2000 Performance Bonus Plan. As noted above, except for nominal amounts, no bonuses have been paid to the Company’s executive officers since 2002.

Discretionary Equity Incentive Awards

The Company’s executive officers, along with the Company’s other employees, are eligible to participate in the award of stock options or restricted stock grants under the Company’s 1998 Stock Option Plan and its 2000 Equity Incentive Plan. As noted above, there have been no grants to the Company’s executive officers under these plans since 2002.

Benefits Plans

In order to attract and retain individuals who are capable of carrying out and enhancing the Company’s mission, the Company has provided certain benefits and perquisites to its senior executives that are comparable to those generally available to senior management in other similarly situated companies and were available to those executives in previous positions. In the case of our CEO, COO and General Counsel, these have included the following:

•	reimbursement for life insurance coverage in the amount of $5 million for the Company’s CEO and COO and $1 million for the Company’s General Counsel;
•	additional disability insurance of the CEO, COO and General Counsel;
•	a Company automobile and reimbursement for all costs associated with the operation of the automobile;
•	monthly or annual club membership dues;
•	a mobile phone and phone costs; and
•	reimbursement for the cost of outside counsel retained by the CEO and/or COO in connection with advice and counsel related to the negotiation, drafting and execution of their employment agreements.

Other senior executives have received a combination of these types of perquisites, depending on their job function, prior compensation packages and overall compensation levels.

In addition, the Company has a Section 401(k) savings/retirement plan (the “401(k) Plan”) which covers all eligible employees of the Company and any designated affiliate. The Company currently matches participant’s contributions to the 401(k) Plan in an amount equal to seventy-five cents for each dollar of participant contributions, up to a maximum of six percent of the participant’s annual salary and subject to certain other limits. The amounts contributed by the Company vest over a period of two years, with 50% vested after one year and 100% vested after two years.

Severance Arrangements

The Company has entered into employment agreements with its named executive officers that provide for severance benefits under certain circumstances.

The Company’s employment agreement with Paul L. Perito, the Company’s President and Chief Operating Officer (“COO”), expires on June 30, 2007 and pays Mr. Perito an annual salary of $1,000,000. Under his employment agreement, Mr. Perito is entitled to the payment of all salary, benefits, bonuses and other compensation that would be due under his agreement through the end of its term in the event the agreement is terminated without cause or for Good Reason, as defined in the agreement. In the event of death or disability, Mr. Perito is entitled to all salary and benefits, but not bonuses through the term of the agreement. Under his employment agreement that expired on March 31, 2007, Mr. Williams was entitled to the payment of all salary, benefits, bonuses and other compensation that would be due under his agreement through the end of its term in the event the agreement was terminated without cause or for Good Reason, as defined in the agreement. In the event of death or disability, Mr. Williams was also entitled to all salary and benefits, but not bonuses through the term of the agreement. Under Mr. Williams’ current month-to-month arrangement, upon a termination he is entitled to the prorated portion of his monthly salary of approximately $83,500.

The Company’s employment agreement with David M. Dean, the Company’s Vice President of Sales and Marketing, pays Mr. Dean an annual salary of $295,054. The Company is obligated to pay all salary and commissions due through the term of the agreement in the event of the termination of the agreement without cause or for Good Reason, as defined in the agreement. Pursuant to a 2003 letter agreement, the employment agreement with the Company’s Vice President of Sales and Marketing currently continues on a month-to-month basis, with no entitlement to commissions.

The Company’s employment agreements with Christopher G. Miller, the Company’s Chief Financial Officer, and Robert E. Pokusa, the Company’s General Counsel, pay an annual salary of $225,000 and $385,000 to Mr. Miller and Mr. Pokusa, respectively. Messrs. Miller and Pokusa are currently employed on a month-to-month basis. Pursuant to the terms of their employment agreements, Messrs. Miller and Pokusa are entitled to severance payments equal to six months salary in the event of the termination of the employment agreement without cause.

Change of Control Arrangements

Under the terms of the COO’s employment agreement, in the event of certain transactions that may result in a change of voting control of the Company, certain changes in the Company’s senior management, or a removal or replacement of a majority of the Board of Directors (each a “Disposition Transaction”), the COO is entitled to terminate the agreement, receive a one-time termination payment of $2.5 million and participate in a Disposition Transaction upon the same terms and conditions as certain principal stockholders of the Company. The Company also is obligated to reimburse the COO for any taxes that would become due because of the application of Section 280G of the Internal Revenue Code to those payments.

The change of control provisions for the COO constitute a “single trigger” change of control policy. Such a policy allows the Company’s COO to participate equally with stockholders in evaluating alternatives in the event of a change of control transaction, without compelling the COO to remain employed under new ownership and with an illiquid stake in the Company.

Under the employment agreement with the Company’s Vice President of Sales and Marketing, the agreement can be terminated by the Vice President of Sales and Marketing for good cause in the event of a change in the voting control of the Company or a disposition of a majority of the Company’s income producing assets. Further, in the event of the sale of Star Tobacco, Inc., the Vice President of Sales and Marketing could terminate the employment agreement for good reason, if he does not accept the position of President and Chief Operating Officer of Star Tobacco, Inc.

Under the employment agreements with the Company’s CFO and General Counsel, if, following a change of control of the Company, their employment agreements do not continue in effect, then they would be entitled to severance payments equal to six months salary, paid on a monthly basis.

Under the named executive officers’ employment agreements , in the event the agreements are terminated for cause (as defined in their respective employment agreements) the executives would be entitled to their salary then due and payable, but would not be entitled to any severance compensation or accrued vacation pay or bonuses. Further, any stock options or restricted grants of stock that have not then fully vested would immediately terminate upon a termination for cause.

Compensation Committee Report

The Compensation Committee held 4 meetings during fiscal year ended December 31, 2006. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.

Christopher C. Chapman, M.D. (Chairman)

Leo S. Tonkin, Esquire

David C. Vorhoff

Compensation of Executive Officers

The following table summarizes the compensation paid to the Chief Executive Officer and each of the Company’s five other most highly compensated executive officers or key employees (the “Named Executives”) employed by the Company as of December 31, 2006, for services rendered in all capacities to the Company and its subsidiary.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Jonnie R. Williams Chief Executive Officer	2006	1,000,000	—	92,346	(1)	1,092,346

Christopher G. Miller Chief Financial Officer	2006	225,000	—	12,279	(2)	237,279

Paul L. Perito Chairman, President and Chief Operating Officer	2006	1,000,000	—	86,672	(3)	1,086,672

David M. Dean Vice President of Sales and Marketing	2006	295,054	1,500	4,881		301,435

Sheldon L. Bogaz Vice President, ST	2006	155,000	1,500	10,539	(4)	167,039

Robert E. Pokusa General Counsel	2006	385,000	1,500	16,325	(5)	402,825

(1)	Represents $41,393 in automobile expenses and $50,953 in insurance premiums.
(2)	Represents $5,412 in automobile expenses and $6,867 in insurance premiums.
(3)	Represents $34,088 in automobile expenses and $52,584 in insurance premiums.
(4)	Represents automobile expenses and $6,750 in matching contributions by the Company under the 401(k) Plan.
(5)	Represents insurance premiums and $11,105 of matching contributions by the Company under the 401(k) Plan

Grants of Plan Based Awards

There were no equity or non-equity plan grants made to the Named Executives during the year ended December 31, 2006. As a result, we have not included a table showing such grants.

Outstanding Equity Awards at Fiscal Year

The following table provides information regarding the stock options held by the Named Executives as of December 31, 2006, including the unexercised and unvested stock option awards. Named Executives did not hold any stock awards as of December 31, 2006. All stock options were fully vested as of December 31, 2006.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Jonnie R. Williams	—	—	—
Christopher G. Miller	250,000	$1.81	3/15/11
	50,000	$4.00	10/5/10
Paul L. Perito	1,000,000	$1.69	7/1/09
David M. Dean	350,000	$4.00	10/6/10
Sheldon L. Bogaz	250,000	$4.00	10/5/10
Robert E. Pokusa	50,000	$1.47	3/30/11
	200,000	$1.12	5/31/12

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any stock options during the year ended December 31, 2006. As a result, we have not included a table setting forth such exercises.

Director Compensation

In compensating Directors, the Company has sought to use a combination of payments for participation in Director and Committee meetings and initial and anniversary stock option grants. The combination of payments for meeting attendance and stock option grants is intended to motivate and align the interest of the Directors with that of the Company. Also, given the mission of the Company as a disruptive force in the tobacco industry, the Company has sought to use the combination of payments to Directors for attendance at meetings and stock option grants to attract Directors who have particular skills and expertise that would complement the Company’s mission, particularly in the area of finance, new product development, medical research and other health-related areas.

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

The following table sets forth, for the Company’s Independent Directors, certain information regarding fees earned and equity awards granted during the year ended December 31, 2006.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Ambassador Gerald P. Carmen	$95,000	$198,900	$293,900
Christopher C. Chapman, MD	104,500	105,500	210,000
Marc D. Oken	31,500	124,500	156,000
Leo S. Tonkin, Esquire	105,500	136,500	242,000
David C. Vorhoff	35,000	124,500	159,500

Compensation Committee Interlocks and Insider Participation

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of December 31, 2006 certain information with respect to the beneficial ownership of the Company’s common stock by each beneficial owner of more than 5% of the Company’s voting securities, each director and each Named Executive Officer, and all directors and executive officers of the Company as a group, except as qualified by the information set forth in the notes to this table. As of December 31, 2006, there were 79,251,415 shares of the Company’s common stock outstanding.

Name	Shares Beneficially Owned(1)	Percentage Owned(2)
Jonnie R. Williams(3)	16,577,819	20.9%
Kathleen M. O’Donnell as Trustee for Irrevocable Trust #1 FBO(4)	7,618,362	9.6%
Francis E. O’Donnell, Jr., M.D. and the Francis E. O’Donnell, Jr.
Descendants’ Trust 709 The Hamptons Lane Chesterfield, MO 63017

Paul L. Perito(5) 7475 Wisconsin Ave, Suite 850 Bethesda, MD 20814	2,817,500	3.6%

David C. Vorhoff(6)	1,302,308	1.6%
David M. Dean(7)	602,842	*
Christopher G. Miller(8)	437,542	*
Leo S. Tonkin(9)	375,000	*
Sheldon L. Bogaz(10)	281,957	*
Robert E. Pokusa(11) 7475 Wisconsin Ave, Suite 850 Bethesda, MD 20814	279,199	*

Marc D. Oken(12)	200,000	*
Christopher C. Chapman, Jr., M.D.(13)	100,000	*
All Directors, Executive Officers and Officers (10 Persons)	22,974,167	29.00%

*	Denotes less than 1% beneficial ownership.

(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them. Unless otherwise noted, the address for each of the above persons is c/o Star Scientific, Inc., 16 South Market Street, Petersburg, Virginia 23803.

(2)	The “Percentage Owned” calculations are based on the outstanding shares of common stock as of December 31, 2006.

(3)	Includes 15,477,819 shares held by Mr. Williams. Also includes 1,100,000 shares held by Regent Court of which Mr. Williams is deemed to have beneficial ownership by virtue of his ownership interest in Regent Court and over which he shares voting and investment power with Dr. O’Donnell.

(4)	Includes 5,350,000 shares owned by a trust for the benefit of Francis E. O’Donnell, Jr., M.D., over which Kathleen O’Donnell, as trustee, has sole voting and investment power and 2,268,362 shares owned by a trust for the benefit of Dr. O’Donnell’s children over which Mrs. O’Donnell, as trustee, has sole voting and investment power. Excludes 400,000 shares owned by Hopkins Capital Group II, LLC, 200,000 shares owned by Hopkins Capital Group III, LLC and 200,000 shares owned by Hopkins Capital Group IV, LLC, each of which is a wholly-owned affiliate of Irrevocable Trust #1.

(5)	Includes 1,718,500 shares held by Mr. Perito, 1,000,000 shares which Mr. Perito has the right to acquire upon exercise of stock options that are presently exercisable and an aggregate of 99,000 shares held by his children or in trust for the benefit of his children, of which Mr. Perito disclaims beneficial ownership.

(6)	Includes 1,202,308 shares held by Mr. Vorhoff, 75,000 shares which Mr. Vorhoff has the right to acquire upon exercise of stock options and 25,000 shares that he has the right to acquire upon exercise of stock options and that will vest and become exercisable on October 11, 2007.

(7)	Includes 350,000 shares that Mr. Dean has the right to acquire upon exercise of stock options that are presently exercisable and 1,100 shares owned by Mr. Dean’s spouse.

(8)	Includes 300,000 shares that Mr. Miller has the right to acquire upon exercise of stock options that are presently exercisable.

(9)	Includes 375,000 shares that Mr. Tonkin has the right to acquire upon exercise of stock options that are presently exercisable.

(10)	Includes 250,000 shares that Mr. Bogaz has the right to acquire upon exercise of stock options that are presently exercisable.

(11)	Includes 250,000 shares that Mr. Pokusa has the right to acquire upon exercise of stock options that are presently exercisable.

(12)	Includes 100,000 shares held by Mr. Oken, 75,000 shares which Mr. Oken has the right to acquire upon exercise of stock options and 25,000 shares that he has the right to acquire upon exercise or stock options and that will vest and become exercisable on October 11, 2007.

(13)	Includes 75,000 shares that Mr. Chapman has the right to acquire upon exercise of stock options and 25,000 shares that he has the right to acquire upon exercise of stock options and that will vest and become exercisable on September 22, 2007.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2006, with respect to our equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Rights	Weighted- Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	5,074,500	$2.13	2,318,500
Equity Compensation Plans Not Approved by Shareholders (1)	145,000	$1.00	0
Total	5,219,500		2,318,500

(1)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company has entered into a license agreement (the “License Agreement”) as the licensee with Regent Court Technologies, LLC, of which Jonnie R. Williams, the Company’s Chief Executive Officer, and Francis E. O’Donnell, Jr., M.D., the beneficiary of the O’Donnell Trust, the Company’s second largest shareholder (after Mr. Williams), are the owners. The License Agreement provides, among other things, for the grant of an exclusive, world-wide, irrevocable license to the Company, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor’s patent rights and know-how relating to the processes for curing tobacco so as to significantly prevent the formation of certain toxic carcinogens present in tobacco and tobacco smoke, namely the tobacco specific nitrosamines (TSNAs), and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereinafter developed. The Company is obligated to pay to Regent Court a royalty of 2% on all net sales of products by it and any affiliated sublicensees, and 6% on all fees and royalties received by it from unaffiliated sublicensees, less any related research and development costs incurred by the Company. The License Agreement expires with the expiration of the last of any applicable patents. Twelve United States patents have been issued, and additional patent applications are pending in the United States and in approximately 80 foreign jurisdictions. To date, the Company has paid no royalties under the License Agreement. The License Agreement may be terminated by the Company upon 30 days written notice or by Regent Court if there is a default in paying royalties or a material breach by the Company or the purchase of Star Scientific’s stock or assets.

Mr. Williams and Dr. O’Donnell have in the past jointly owned an airplane and currently are the principals in a company, Starwood Industries, LLC (“Starwood”) that acquired an airplane in 2002. The Company has utilized the airplane for business travel throughout the United States and to Mexico to client, vendor and scientific or technical consultant locations that are not near or easily accessible to airports with regularly scheduled or frequent commercial airline services. In late 2002, the Company entered into an agreement with Starwood under which it agreed to pay $2,100 per hour for use of the aircraft up to a maximum amount in any month equal to Starwood’s total monthly payment for the aircraft. The agreement with Starwood Industries was amended in December 2005 to increase the hourly rate for use of the aircraft to $3,150 to take into account increases in costs and rental rates since 2002. Prior to this arrangement with Starwood in 2002 the Company made direct payments for expenses incurred to various arms-length vendors with respect to utilization of the airplane. Payments made by the Company to Starwood (or Messrs. Williams and O’Donnell as predecessors-in-interest to the airplane) with respect to aircraft expenses were $554,184 in 2006, $412,060 in 2005, $501,008 in 2004, $820,307 in 2003 and $656,310 in 2002 and were billed at cost.

Director Independence

The standards relied upon by the Board of Directors in affirmatively determining whether a director is “independent” in compliance with the rules of The NASDAQ Global Market are the standards set forth in the NASDAQ Marketplace Rules. In addition, no director will qualify as “independent” unless the Board affirmatively determines that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with us).

The Board of Directors, in applying the above-referenced standards, has affirmatively determined that our current “independent” directors are: Christopher C. Chapman, Jr., M.D., Marc D. Oken, Leo S. Tonkin and David C. Vorhoff. As part of the Board of Director’s process in making such determination, each such director has provided responses to questionnaires confirming that (a) all of the above-cited objective criteria for independence are satisfied and (b) he has no other “material relationship” with us that could interfere with his ability to exercise independent judgment.

In addition to the transactions, relationships and arrangements described under the heading “—Transactions with Related Persons,” in determining that the directors above are “independent,” the Board of Directors considered the relationship described below:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees that the Company incurred to Aidman, Piser & Company, P.A. related to the following 2006 and 2005 services:

Audit Fees:

Aidman, Piser billed the Company $502,702 for professional services for the audits of the Company’s annual consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting for the year ended December 31, 2006, the reviews of the interim financial statements included in the Company’s Forms 10-Q filed during the fiscal year ended December 31, 2006, and other required Securities Act filings.

Aidman, Piser billed the Company $382,454 for professional services for the audits of the Company’s annual consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting for the year ended December 31, 2005, the reviews of the interim financial statements included in the Company’s Forms 10-Q filed during the fiscal year ended December 31, 2005, and other required Securities Act filings.

Tax Fees:

Aidman Piser billed the Company $61,351 for services related to tax compliance (federal and state tax reporting and tax planning) in 2006.

Aidman Piser billed the Company $40,869 for services related to tax compliance (federal and state tax reporting and tax planning) in 2005.

In addition to tax compliance services, Aidman Piser has assisted the Company in 2005 in the follow-up of the submission of a private letter ruling request to the IRS. Total fees billed for tax services in 2005, including those fees associated with the private letter ruling aggregated $52,000.

All Other Fees:

None.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by Aidman, Piser & Company, P.A. in 2006. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Aidman, Piser & Company, P.A. The Audit Committee has pre-approved audit and tax fees for 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	EXHIBITS.

The following exhibits are filed with this Annual report on Form 10-K/A:

Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Virginia on the 30th day of April, 2007.

STAR SCIENTIFIC, INC.

By:	/s/ JONNIE R. WILLIAMS
Jonnie R. Williams Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

Signature	Title	Date

/s/ JONNIE R. WILLIAMS Jonnie R. Williams	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2007

/s/ JONNIE R. WILLIAMS As
ATTORNEY-IN-FACT Paul L. Perito	Chairman of the Board, President and Chief Operating Officer	April 30, 2007

/s/ CHRISTOPHER G. MILLER Christopher G. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2007

/s/ JONNIE R. WILLIAMS As
ATTORNEY-IN-FACT Christopher C. Chapman	Director	April 30, 2007

/s/ JONNIE R. WILLIAMS As
ATTORNEY-IN-FACT Mark D. Oken	Director	April 30, 2007

/s/ JONNIE R. WILLIAMS As
ATTORNEY-IN-FACT Leo S. Tonkin	Director	April 30, 2007

/s/ JONNIE R. WILLIAMS As
ATTORNEY-IN-FACT David C. Vorhoff	Director	April 30, 2007