Form 10-Q
period 2007-03-31
STAR SCIENTIFIC INC
filed 2007-05-10
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Common Stock, $0.0001 par value

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date: As of May 1, 2007, 79,287,715 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,917,000	$4,297,467
Accounts receivable, trade	2,019,475	4,813,457
Inventories	1,797,951	1,393,291
Due from stockholder	20,458	50,698
Prepaid expenses and other current assets	1,283,082	645,219

Total current assets	25,037,966	11,200,132
Property, plant and equipment, net	3,251,730	9,539,663
Idle equipment	299,700	526,500
Intangible assets, net of accumulated amortization	800,964	815,622
Other assets	507,222	526,607
MSA Escrow funds	—	38,329,233

Total assets	$29,897,582	$60,937,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,823,671	$4,459,135
Accounts payable, trade	992,507	996,789
Federal excise taxes payable	398,133	896,667
Tobacco buyout program payable	—	21,518
Accrued expenses	481,253	629,969
Due to stockholders	50,000	50,000
Current income tax payable	290,000	—

Total current liabilities	5,035,564	7,054,078
Long-term debt, less current maturities	12,319,810	14,975,111
Liability for unrecognized tax benefits	2,125,000	—

Total liabilities	19,480,374	22,029,189

Commitments and contingencies (note 2, 8 and 9)	—	—
Stockholders’ equity:
Common stock(A)	7,929	7,925
Additional paid-in capital	96,693,794	96,612,685
Accumulated deficit	(86,284,515)	(57,712,042)

Total stockholders’ equity	10,417,208	38,908,568

	$29,897,582	$60,937,757

(A)	$0.0001 par value per share, 100,000,000 shares authorized, 79,287,715 and 79,251,415 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Net sales	$4,419,442	$8,533,199
Less:
Product cost of goods sold	1,760,627	2,525,827
Federal excise taxes	2,223,888	4,343,897
Department of Agriculture Tobacco Buyout Program assessment	591,958	295,267

Gross profit (loss)	(157,031)	1,368,208

Operating expenses:
Marketing and distribution	1,419,243	1,493,149
General and administrative	2,936,423	3,014,308
Research and development	5,771	11,146

Total operating expenses	4,361,437	4,518,603

Operating loss	(4,518,468)	(3,150,395)
Other income (expense):
Interest income	355,053	423,263
Interest expense	(409,798)	(504,111)
Loss on sale of interest income and reversionary interest in MSA escrow accounts (Note 3)	(26,831,439)	—
Gain on sale of tobacco curing barns	5,279,605	—
Loss on retirement of assets	(31,092)	—
Miscellaneous income	(1,334)	—

Loss before income taxes	(26,157,473)	(3,231,243)
Income tax expense	315,000	—

Net loss	$(26,472,473)	$(3,231,243)

Basic and diluted loss per common share	$(0.33)	$(0.04)
Weighted average shares outstanding, basic and diluted	79,280,176	75,773,637

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2006	79,251,415	$7,925	$96,612,685	$(57,712,042)	$38,908,568
Cumulative effect of adoption of accounting standard (Note 8)	—	—	—	(2,100,000)	(2,100,000)
Balances, January 1, 2007	79,251,415	7,925	96,612,685	(59,812,042)	36,808,568
Exercise of Stock Options	36,300	4	81,109	—	$81,113
Net Loss	—	—	—	$(26,472,473)	$(26,472,473)

Balances, March 31, 2007 (unaudited)	79,287,715	$7,929	$96,693,794	$(86,284,515)	$10,417,208

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(26,472,473)	$(3,231,243)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	165,228	215,850
Reduction of provision for bad debt	—	(100,000)
Loss on sale of interest income and reversionary interest in MSA escrow accounts	26,831,439	—
Gain on sale of tobacco curing barns	(5,279,605)	—
Loss on retirement of assets	31,092	—
Liability for unrecognized tax benefits	25,000	—
Increase (decrease) in cash resulting from changes in:
Current assets	1,801,084	(547,479)
Current liabilities	(383,048)	1,702,280

Net cash flows from operating activities	(3,281,283)	(1,960,592)

Investing activities:
Purchase of intangible assets	(1,426)	(1,665)
Purchase of property and equipment	—	(1,551)
Proceeds from sale of tobacco curing barns	11,614,100	—

Net cash flows from investing activities	11,612,674	(3,216)

Financing activities:
Proceeds from issuance of common stock	81,113	600,000
Proceeds from common stock subscription receivable	—	1,200,000
Payments on long-term debt and capital lease obligation	(4,290,765)	(1,390,512)

Net cash flows from financing activities	(4,209,652)	409,488

Deposits to MSA escrow fund	(1,394)	(17,283)
Proceeds from sale of MSA escrow accounts	11,499,188	—

Increase (decrease) in cash and cash equivalents	15,619,533	(1,571,603)
Cash and cash equivalents, beginning of period	4,297,467	11,532,598

Cash and cash equivalents, end of period	$19,917,000	$9,960,995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$409,798	$367,773

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

1. Significant Accounting Policies:

The condensed consolidated financial statements of Star Scientific, Inc. and its subsidiary, collectively (“Star Scientific”, “Star” or the “Company”), and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006.

Interim financial information:

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results for a full year.

Adoption of FASB Interpretation No. 48:

Effective January 1, 2007, the Company adopted the accounting provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized, prescribes a recognition threshold and measurement attribute for financial statement recognition of tax positions taken or expected to be taken by the Company in its income tax returns. The Company recognizes income taxes on tax positions which have not been considered more-likely-than-not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Basic and diluted loss per share:

The Company had net losses during the three months ended March 31, 2007 and 2006. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. Diluted loss per share is the same as basic loss per share as the effect of all options and warrants outstanding is anti-dilutive.

Taxes collected from customers and remitted to government authorities:

The Company pays Federal excise taxes on the sale of cigarettes and remits these amounts to government authorities. The Company has included excise taxes of approximately $2.2 million and $4.3 million in net sales and cost of goods sold in the accompanying condensed consolidated financial statements for the three months ended March 31, 2007 and 2006, respectively.

2. Obligations under Master Settlement Agreement—MSA Escrow Fund and Recent Developments:

In November 1998, 46 states, the District of Columbia and several U.S. territories (the “Settling States”) entered into the Tobacco Master Settlement Agreement (the “MSA” or “Master Settlement Agreement”) to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company is required to satisfy certain escrow obligations pursuant to statutes that the Master Settlement Agreement required the Settling States to adopt in order for such states to receive the full benefits of the settlement. Under such statutes the Company is obligated to deposit monies into escrow for sales of cigarettes in each of the Settling States during the preceding year, and in some cases, such deposits must be made on a quarterly basis. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. The base amount for 2003 through 2006 was $3.35 per carton, as adjusted for inflation. For 2006, the adjusted amount was $4.29 per carton. The base amount for 2007 and thereafter is $3.77 per carton, as adjusted for inflation since 1999. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the Settling States. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has been required to make additional escrow deposits related to sales of the Company’s cigarettes into the MSA states by the Company’s wholesale customers in the non-MSA states, which are referred to as indirect sales.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (continued)

On March 14, 2007, the Company sold the rights, title and interest in and to all income from and reversionary interest in the MSA escrow accounts, including the Company’s 2006 MSA escrow deposits made in April 2007, in each case for an amount of cash equal to $0.30 on each dollar deposited, for cash proceeds of approximately $11.6 million. The Company’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

The Company’s MSA escrow obligations have been reduced significantly over time as the Company has decreased sales in MSA states. Although the Company in March 2007 sold the rights, title and interest in and to all income from and reversionary interest in the funds deposited into the MSA escrow accounts for the years up to and including 2006, these MSA escrow funds will remain in the Company’s name and will be available to satisfy state judgments or settlements for the type of claims asserted against the major tobacco manufacture in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted in litigation against the Company.

In addition to the “level playing field” statutes, most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company has focused its sales in the four states that are not part of the MSA over the last several years, these statutes could impact its ability to sell cigarettes in the MSA states, notwithstanding its substantial payments into escrow, since the states generally prohibit the sales of cigarettes by companies that are not certified as being MSA-compliant. Also, most MSA states have amended their qualifying statutes to limit the ability of Company’s to cap escrow payments for a particular year so that escrow payments must be made on each cigarette sold in an MSA state. Further, a number of states have required escrow payments to be made quarterly or on some other intermittent schedule. Currently, the Company is required to make quarterly payments in Georgia, Louisiana, Maine, Nevada, New Hampshire, New Mexico and Wyoming, although it did not have any sales in several of these states in 2006. Also, there are a number of other states that have passed quarterly payment statutes that are triggered when sales meet a certain threshold level. Because the Company has sought to limit its MSA sales, it has not met the minimum sales amount required to trigger quarterly escrow payment obligations in these states. The adoption of quarterly payment requirements in additional Settling States could exacerbate the impact of the MSA escrow obligations on the Company.

3. Recent Accounting and Litigation Developments:

Sale of Tobacco Curing Barns

During March 2007, the Company sold approximately 990 tobacco curing barns for cash proceeds of approximately $11.6 million. These sales resulted in a gain of approximately $5.3 million. As of March 31, 2007, the Company owns approximately 40 tobacco curing barns, a portion of which will be used to ensure a supply of very-low TSNA tobacco for its smokeless tobacco products. In March 2007, in connection with the sale and the release of certain of the tobacco curing barns from a security interest initially granted to B&W, the Company paid RJR (the remaining entity from the 2004 combination of RJR and B&W) approximately $2.9 million on its long-term debt. That payment was applied against Note “A” of the original B&W debt and will reduce principal payments on that note for approximately forty months beginning April 1, 2007.

Assignment of Interest Income and Reversionary Interest in the MSA Escrow Accounts

On March 14, 2007, the Company sold the rights, title and interest in and to all income from and reversionary interest in the MSA escrow accounts, including the Company’s 2006 MSA escrow deposits made in April 2007, in each case for an amount of cash equal to $0.30 on each dollar deposited, for total cash proceeds of approximately $11.6 million. While the escrow accounts will remain in the Company’s name and be available to satisfy judgments or settlements by the Settling States for twenty-five years after deposit, the Company no longer will receive the interest generated by the MSA escrow accounts and will have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy judgments or settlements by the Settling States. As a result, the Company recognized a loss of approximately $26.8 million on the sale of the interest stream and reversionary interest in the MSA escrow accounts during the quarter ending March 31, 2007.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (continued)

RJR Litigation

In May 2001, the Company filed a patent infringement action against RJR in the United States District Court for the District of Maryland, to enforce the Company’s rights under U.S. Patent No. 6,202,649 (“649 Patent”), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR in the same court based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the `649 Patent, and on August 27, 2002, the two suits were consolidated. See Part II, Item 1 of this report for additional information on the history of this litigation.

Trial in this case commenced on January 31, 2005 before the Court on RJR’s defense of inequitable conduct before the patent office. At the conclusion of the bench trial of this portion of the case, the Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it rules on two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005. In January 2007, the United States District Court for the District of Maryland issued a ruling that two of the Company’s patents which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite. That decision and a related ruling will be appealed to the United States Court of Appeals for the Federal Circuit once the District Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered. Also, if the Court were to rule against the Company on the inequitable conduct defense that was tried in early 2005, and which is currently pending, the Company would be required to appeal that decision as well as the January 2007 ruling that the patents are indefinite and obtain a reversal of these rulings in order to be in a position to enforce the patents. The lawsuit against RJR is the centerpiece of the Company’s announced policy of protecting the intellectual property to which it is the exclusive licensee under the Company’s license arrangement with Regent Court Technologies.

Extension of Terms of Warrants to Stockholder

On February 27, 2007, the Company and Joseph L. Schwarz, the beneficial holder of warrants issued March 3, 2006 and set to expire on February 28, 2007, to purchase a total of 1.2 million shares of the Company’s common stock $0.0001 par value per share (“Common Stock”), at an exercise price of $3.00 per share (the “Exercise Price”), amended each of the warrants by extending the termination date of the exercise period to June 30, 2007 and increasing the Exercise Price from $3.00 per share to $3.50 per share.

4. Liquidity and Capital Resources:

The Company experienced a reduction in revenue and gross margins in the first quarter of 2007, a $26.8 million loss from the sale of the interest stream and the reversionary interest in our MSA escrow accounts, a loss from operations of approximately $4.5 million, and a gain of approximately $5.3 million on the sale of approximately 990 tobacco curing barns, all of which resulted in a net loss for the quarter of approximately $26.5 million. The Company’s future prospects are dependent on licensing fees for our cigarette trademarks, the improvement in the performance and consumer acceptance of the Company’s low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers; and, in the future, on the Company’s ability to begin generating significant revenues through royalties from the patented tobacco curing process to which Star is the exclusive licensee. However, the Company’s ability to generate revenues through such royalty payments will also be dependent upon the successful completion of the Company’s ongoing patent infringement lawsuit against RJR. In that litigation, the United States District Court for the District of Maryland in January 2007 issued a ruling that two of the Company’s patent which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite. That decision and a related ruling will be appealed to the United States Court of Appeals for the Federal Circuit once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered.

The recurring losses generated by operations continue to impose significant demands on the Company’s liquidity. In March 2007, the Company entered into an agreement under which it received approximately $11.5 million in return for assigning to the purchasers the right to interest paid in the Company’s MSA escrow fund and to any releases of the escrow principal for any overpayments, or, if those funds are not used to satisfy judgments or settlements by the Settling States,

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (continued)

releases of the principal on a rolling basis after twenty-five years. This resulted in a loss of approximately $26.8 million. Also, in March 2007, the Company sold approximately 990 of its tobacco curing barns for approximately $11.6 million, which resulted in a gain of approximately $5.3 million.

With the proceeds of these sales the Company anticipates it will have sufficient funds to support operations through 2008, notwithstanding continued intensified competition, especially from wholesalers selling deep discount foreign manufactured cigarettes, in the non-MSA states. However, absent the successful completion of the Company’s ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants or a substantial improvement in revenues and/or royalties from smokeless tobacco products, the Company believes that it will be necessary to pursue additional sources of funds in early 2009. However, depending upon market conditions and the price of the common stock, the Company may determine to seek additional funds before that date.

The Company had a consolidated net loss for the first quarter of 2007 of approximately $26.5 million. This net loss included a loss of $26.8 million due to the sale of the Company’s interest in the interest income and any reversionary interest in the principal balance in the MSA escrow accounts, if those funds are released from escrow twenty-five years after deposit. For the quarter ended March 31, 2007, sales of discount cigarettes totaled approximately $4.3 million, a decrease of approximately $4.2 million or 49.7%, from approximately $8.5 million during the first quarter of 2006. Volume of sales decreased to approximately 15.6 truckloads in the first quarter of 2007 compared to approximately 30.9 truckloads during the first quarter of 2006. The decrease in truckload sales was attributable primarily to the $1.00 per pack cigarette tax increase in Texas that became effective on January 1, 2007, and, to a lesser extent, to the continued pressure on the discount cigarette market in the four non-MSA states.

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

The Company is currently prosecuting patent infringement claims against RJR in a consolidated action in the United States District Court for the District of Maryland and will appeal to the Federal Circuit Court of Appeals the recent decisions issued in that case, once they became final. The Company anticipates incurring significant expenses in terms of legal fees and costs in connection with the RJR litigation for the foreseeable future.

5. Inventories:

Inventories consist of the following as of March 31, 2007:

Cigarettes – Finished Goods	$734,206
Cigarettes – Raw Materials	776,883
Smokeless Products – Finished Goods	286,862

Total Inventory	$1,797,951

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (continued)

6. Long-term debt:

Long-term debt consists of the following as of March 31, 2007:

Notes payable due B&W, collateralized by tobacco leaf inventory and the Company’s remaining tobacco curing barns, payable in 96 monthly installments plus interest at prime plus 1%, which began on January 1, 2006 and continues through 2013. Based on the approximate $2.9 million principal payment made in March 2007 to RJR in connection with the Company’s sale of tobacco curing barns, monthly principal payments were reduced to approximately $134,000 beginning in March 2007 for the next 40 months. Thereafter, the monthly principal payments will be approximately $208,000 through 2013. The notes are also payable via royalties earned under agreements with B&W.

$13,931,738
Note payable due B&W, converted from accounts payable, interest at prime plus 1%, payable in monthly installments of $250,000 plus interest.	1,211,743

15,143,481
Less current maturities	(2,823,671)

$12,319,810

The annual maturities of long-term debt, without regard to potential royalty reductions, are as follows:

Twelve months ending March 31,
2008	$2,823,671
2009	1,611,928
2010	1,611,928
2011	2,276,026
2012	2,497,392
Thereafter	4,322,536

Total notes payable and long term debt	$15,143,481

7. Stockholders’ equity:

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

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (continued)

Common stock options issued, redeemed and outstanding during the three months ended March 31, 2007 are as follows:

	Number	Weighted Average Exercise Price Per Share
Options:
Outstanding at December 31, 2006	5,219,500	$2.11
Granted during the three months ended March 31, 2007	100,000	1.13
Forfeited and/or expired during the three months ended March 31, 2007	—	—
Exercised during the three months ended March 31, 2007	(36,300)	2.23

Options outstanding at March 31, 2007	5,283,200	$2.09

The following table summarizes information for options and warrants outstanding and exercisable at March 31, 2007.

Range of Prices	Options Outstanding				Exercisable
	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Weighted Avg.		Aggregate Intrinsic Value
					Number	Exercise Price
$1.00-2.00	2,613,000	2.66	$1.63		2,513,000	$1.70
2.01-3.00	955,200	4.10	2.84		905,200	2.84
3.01-4.00	1,050,000	4.84	3.87		1,025,000	3.87
4.01-5.00	550,000	6.56	4.77		550,000	4.77
5.01-6.25	115,000	7.11	5.16		115,000	5.16

$1.00-6.25	5,283,200	4.05	$2.09	$16,200	5,108,200	$2.17	$16,200

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 was $0.93. A summary of the status of the Company’s nonvested stock options as of March 31, 2007, and changes during the three months then ended, is presented below.

Nonvested Stock Options	Shares (000)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	75,000	$1.13
Granted	100,000	0.93
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2007	175,000	$1.01

As of March 31, 2007, there was approximately $93,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately nine months.

8. Income Taxes:

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 1, 2007. As a result, the Company recognized a $2.1 million liability for unrecognized tax benefits, which was accounted for as an adjustment to beginning accumulated deficit. The Company’s liability for unrecognized tax benefits results primarily from alternative minimum tax and interest accrued for past timing differences for uncertain tax positions claimed as deductions which have subsequently reversed. Therefore, at January 1, 2007, the Company had no unrecognized tax benefits related to uncertain tax positions.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (continued)

Management believes it is reasonably possible that a significant portion of the liability for total unrecognized tax benefits could decrease over the next twelve-month period based on the ultimate resolution of the Company’s Internal Revenue Service examination. Approximately $2.125 million of total unrecognized tax benefits, if recognized, would affect the effective tax rate. The earliest tax year of the Company’s tax returns open to examination by a major taxing jurisdiction is 2001.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the quarter ended March 31, 2007, the Company recognized approximately $25,000 of interest expense associated with uncertain tax positions. As of March 31, 2007, the Company has accrued approximately $1.6 million of interest related to uncertain tax positions which is included in Liability for unrecognized tax benefits in the accompanying 2007 condensed consolidated balance sheet.

Although the Company expects to report a net operating loss for the year ended December 31, 2007, current income tax expense for the quarter ended March 31, 2007 of $290,000 has been recorded due to the imposition of the alternative minimum tax on income earned in the quarter. The income tax expense included in the condensed consolidated statement of operations for the three months ended March 31, 2007, is based on the estimated annual effective tax rate of 37.45% for the year ended December 31, 2007. The effective tax rate for the three months ended March 31, 2007, differs from the U.S. Federal statutory rate primarily due to state income taxes and alternative minimum taxes. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as estimates of taxable income for the year are increased or decreased. As of March 31, 2007, the Company had net operating loss carry-forwards available to offset future Federal taxable income of approximately $70.5 million, subject to certain limitations, which will expire from 2009 through 2025.

In 2004, the Company was notified that its 2001 tax return had been selected for examination by the Internal Revenue Service (“IRS”). In the course of its conduct of this examination, the IRS has expanded the scope of the examination to include all of the Company’s returns that have been filed for the years ended December 31, 2002 through 2004. In 2005, the Company’s request for a private letter ruling, which related to the years under IRS examination, was resolved generally in its favor. The statute of limitations for taxable years 2001 and 2002 have been extended by mutual agreement through September 15, 2007. All information requested by the IRS in connection with its examination has been provided by the Company. The IRS may request additional information as the examination is ongoing. The Internal Revenue Service has proposed adjustments which would result in a tax liability to the Company if sustained, although the Company believes that these adjustments would not be sustained and accordingly has not provided for such potential liability in its consolidated financial statements. The Company believes the returns filed for such years are substantially correct and intends to vigorously contest any proposed liability through all available means including judicial proceedings if necessary.

9. Commitments and Contingencies:

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

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (continued)

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

On August 17, 2004, Star was informed that the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis. Judge Garbis over the next several months issued a series of orders concerning various aspects of the case. These orders set an initial trial date of January 24, 2005, permitted additional discovery of certain defenses raised by RJR and the filing of two additional Motions for Summary Judgment. Subsequently, the Court ordered that it would bifurcate RJR’s defense of inequitable conduct before the patent office and would have that defense tried before Judge Garbis beginning on January 31, 2005. That portion of the case was tried during the period January 31, 2005 to February 8, 2005. At the conclusion of the bench trial, the Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it ruled on the two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005.

On January 19, 2007, the Court granted RJR’s Motions for Summary Judgment in part and denied these motions in part. On its motion for Summary Judgment on the Effective Filing Date of the Patents, the Court established September 15, 1999 as the effective filing date, but denied RJR summary judgment of invalidity with regard to the patents-in-suit. On RJR’s motion for Summary Judgment on Indefiniteness, the Court granted the motion on the basis that the term “anaerobic condition” was indefinite. On January 19, 2007, the Court also advised the parties that it would seek to issue the ruling on RJR’s inequitable conduct defense before the end of February. In a letter to all counsels dated February 26, 2007, the Court stated that it was not in a position to issue a ruling on the inequitable conduct defense prior to the end of the month, but would seek to issue its decision in March 2007. On March 5, 2007, the Company filed a motion requesting the Court to permit the immediate filing of an appeal on an interlocutory basis while it completes its ruling on the inequitable conduct defense. On March 30, 2007, the Court issued a Memorandum and Order which denied that motion, but which indicated that the Court would issue its decision on the inequitable conduct defense in April 2007. The District Court did not issue the expected ruling by April 30, 2007, and on May 2, 2007, the Company filed a Petition for a Writ of Mandamus in the Court of Appeals for the Federal Circuit. In the Petition, the Company requested that the Court of Appeals direct the District Court to issue its opinion within thirty days.

The Company will file a notice of appeal with the United States Court of Appeals for the Federal Circuit, with respect to the District’s Court ruling on indefiniteness and the effective date of the claims of the patent-in-suit, once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered. If the Court were to rule against the Company on the inequitable conduct defense, it would also appeal that decision to the Federal Circuit Court of Appeals as part of the same process.

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

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (continued)

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

Other

On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In its response, the Company requested that the grant be extended for an additional year, given certain delays which had been encountered in connection with the launch of its smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA that sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. In late October 2006, the Company received a request for a further update on the status of this grant. The Company in November 2006, submitted a further response and requested a further extension of the grant. Depending on the level of investment and hiring recognized by the State, the Company may be required to return some or all of the $300,000 in grant funding, but the Company’s management does not anticipate that the Company will be required to repay this amount.

10. Events Subsequent to March 31, 2007:

Licensing Agreement with Tantus Tobacco, LLC

On May 10, 2007, Star Scientific, Inc. (“Star”) and Star Tobacco, Inc. (“ST” and together with Star, the “Company”) entered into an exclusive seven-year license agreement (“Agreement”) with Tantus Tobacco, LLC (“Licensee”) for the license of the Company’s trademarks Sport®, Main Street® and GSmoke® and the sale of an amount of ST’s inventoried cases of cigarettes bearing the trademarks. Pursuant to the Agreement, Licensee made an initial payment of $600,000 on the Agreement date and will make consecutive monthly payments of $100,000 per month for twenty-four months and $3,000 per month thereafter for the duration of the term of the Agreement, with the first such monthly payment due on June 9, 2007. While Star Tobacco, Inc. continues to have the ability to manufacture and sell discount cigarettes, beginning June 2007, Star Tobacco, Inc. intends to focus its efforts on the manufacture and sale of its dissolvable low-TSNA smokeless tobacco products as opposed to cigarettes.

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

SEE ADDITIONAL DISCUSSION UNDER “FACTORS THAT MAY AFFECT FUTURE RESULTS” IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 16, 2007, AS AMENDED ON FORM 10-K/A, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 30, 2007, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR ADVISE UPON ANY SUCH FORWARD- LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

(2) the manufacturing, sales, marketing and development of very low-nitrosamine smokeless tobacco products that also carry enhanced warnings beyond those required by the Surgeon General, including ARIVA ® compressed powdered tobacco cigalett ® pieces and STONEWALL Hard Snuff ® ; and

(3) the manufacture and sale of discount cigarettes.

Our long-term focus continues to be the research, development and sale of products, particularly very low-TSNA smokeless tobacco products, that expose adult tobacco users to lower levels of toxins, as well as licensing of our low-TSNA technology. Our overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products. We fully accept the evidence that links smoking tobacco with a variety of diseases and premature death and believe it is highly unlikely that the health risks of smoked tobacco can be completely eliminated and that no safe cigarettes will ever be manufactured. We believe we were the first company to state unequivocally that “there is no such thing as a safe cigarette”. Further, we were the first company to affix to the back of the package of our first premium low-TSNA product, Advance ®, a package “onsert” which contained not only scientifically verified comparative content data, but also additional health warnings. Nevertheless, in a world where an estimated 1.2 billion people smoke and use other conventional tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, we believe we have a corporate responsibility to continue our research and development efforts to manufacture tobacco products in the least hazardous manner possible, given available technology, particularly through the StarCured® tobacco curing process. While we have deferred our research projects because of cost-cutting efforts necessitated by our lack of available working capital, we expect to renew those efforts after the completion of the trial of our patent infringement lawsuit against RJR, although the extent of future research efforts will depend, in part, on the results of the RJR litigation.

We believe we have the technology, through our exclusive patent licenses, to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to the lowest possible levels (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below) and have demonstrated that our method for curing tobacco using the StarCured® tobacco curing process can be scaled up to meet broad commercial needs in the United States and abroad. Our focus on very low-TSNA, non-fermented smokeless tobacco products (in addition to licensing of our technology) is based, in part, on the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens. The Company is the exclusive licensee of two patents that are the subject of its ongoing lawsuit against RJR. The United States District Court for the District Court of Maryland in the RJR patent infringement litigation in January issued a decision holding that the patents in issue in this case which relate to methods to substantially prevent the formation of TSNAs are invalid because they are indefinite as to the term “anaerobic condition”. That decision and a related ruling will be appealed to the United States Court of Appeals for the Federal Circuit once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered. The outcome of this litigation is crucial for the Company with respect to its ability to expand the value of its patents and is currently the primary focus of the Company’s efforts to defend and enforce its intellectual property rights.

Through our StarCured® tobacco curing program in the period 1999-2003, the Company purchased or arranged for the purchase of very low-TSNA flue-cured tobacco (cured by farmers using the StarCured® tobacco curing process), for resale to Brown & Williams Tobacco Corporation (“B&W”). The Company suspended the purchase and sale of such low-TSNA flue-cured tobacco in 2004 after B&W indicated it would not make further purchases from us. Because of our inability to purchase tobacco from our participating farmers, the Company in 2007 sought to disband its StarCured® tobacco curing program and to sell the tobacco curing barns that were being maintained by the participating farmers to those farmers or to other third parties. In March 2007, the Company closed on the sale of approximately 990 of our tobacco curing barns. The sale of these barns was made exclusively to farmers who were participants in the Company’s StarCured® tobacco curing program.

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

Prospects for Our Operations

We experienced a reduction in revenue and gross margins in the first quarter of 2007, a $26.8 million loss from the sale of the interest stream and reversionary interest in our MSA escrow accounts, and a gain of approximately $5.3 million on the sale of approximately 990 tobacco curing barns, all of which resulted in a net loss of approximately $26.8 million. Our future prospects are dependent on licensing fees for our cigarette trademarks, on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and, in particular, on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through such royalty payments will also be dependent upon the successful completion of our ongoing patent infringement lawsuit against RJR.

The recurring losses generated by our operations continue to impose significant demands on our liquidity. On March 14, 2007, the Company entered into an agreement under which it received approximately $11.5 million in return for the sale to the purchasers of all of our right, title and interest to interest paid in the Company’s escrow fund and to any releases of the escrow principal for any overpayments, or, if those funds are not used to satisfy judgments or settlements by the Settling States, releases of the principal on a rolling basis after twenty-five years. This resulted in a loss of approximately $26.8 million. Also, in March 2007, the Company sold approximately 990 of its tobacco curing barns for approximately $11.6 million to tobacco growers who have been participating in the StarCured® tobacco growing program, which resulted in a gain of approximately $5.3 million.

With the proceeds from these recent transactions, the Company anticipates that it will have sufficient funds to support its operations through 2008. Given the Company’s continued losses, absent the successful completion of our ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants or a substantial improvement in revenues from sales of smokeless tobacco products, the Company believes that it will be necessary to pursue additional sources of funds in early 2009. However, depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before that date.

Discount Cigarettes. Since 2000, our discount cigarette business has experienced a significant decline in sales, partly caused by intensified pricing competition from wholesalers selling deeply discounted foreign manufactured cigarettes. In addition, a portion of our gross profits on cigarette sales must be paid into escrow to meet our obligations under the MSA. Our cigarettes are sold through approximately 67 tobacco distributors throughout the United States, although we successfully have sought to focus sales efforts in the states of Florida, Minnesota, Mississippi and Texas, where we do not incur escrow obligations under the MSA. Given the downward trend in this aspect of our business, the Company has entered into a licensing agreement for the trademarks for our current cigarette brands.

For the first quarter of 2007, we experienced a net operating loss and a significant decrease in truckload sales of cigarettes, which reflected the impact of a $1.00 per pack tax increase on cigarettes in Texas which took effect on January 1, 2007, and to a lesser extent, continued intensified price competition in the four non-MSA states. Also, increasing regulatory requirements in both MSA and non-MSA states, have continued to adversely impact on the sales of discount cigarettes. There continues to be significant competition in the non-MSA states, especially wholesalers selling deeply discounted foreign manufactured cigarettes, and pressures on the cigarette industry in general.

Smokeless Tobacco. Sales of our smokeless products continue to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at break-even levels. At the same time, sales have continued to show improvements on a quarter-to-quarter basis and sales of our low-TSNA smokeless tobacco products increased 136% over first quarter 2006 sales. STONEWALL Hard Snuff ® represents a majority of our hard tobacco sales. We continue to seek to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products, and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts, which if successful, would likely contribute to consumer acceptance of our smokeless tobacco products.

Licensing. We have an exclusive, worldwide license from Regent Court Technologies, LLC under twelve patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process, involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. We continue to pursue means of collecting royalties with respect to this curing technology, including through arrangements described below and our patent infringement lawsuit against RJR. However, in the Company’s patent litigation against RJR, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that two of the Company’s patent which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite. That decision and a related ruling will be appealed to the United States Court of Appeals for the Federal Circuit once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered.

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

While licensing of our exclusive patent rights is a major potential source of additional revenue for us, full realization of this potential will depend on our ability to successfully defend and enforce our patent rights, and to obtain a reversal on appeal of the decision issued by the United States District Court for the District of Maryland that the patents at issue in our lawsuit against RJR are invalid because of the indefiniteness of the term “anaerobic condition”.

Impact of the MSA. We continue to experience negative cash flows from operations, particularly when the escrow obligations arising under the MSA are taken into account. We have deposited into escrow a net amount of approximately $38.5 million for sales of cigarettes in MSA states.

On March 14, 2007, the Company sold the rights, title and interest in and to all income from and reversionary interest in the MSA escrow accounts, including the Company’s 2006 MSA escrow deposits made in April 2007, in each case for an amount of cash equal to $0.30 on each dollar deposited, for total cash proceeds of approximately $11.6 million. While the escrow accounts will remain in our name and be available to satisfy judgments or settlements by the Settling States for twenty-five years after deposit, we no longer will receive the interest generated by the MSA escrow accounts and will have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy judgments or settlements by the Settling States. As a result, we recognized a loss of approximately $26.8 million on the sale of the interest stream and reversionary interest in the MSA escrow accounts during the quarter ending March 31, 2007.

To minimize the impact of these MSA obligations on our liquidity, over the last several years we have successfully focused our cigarette sales primarily in the four non-MSA states where we are not required to make deposits into escrow, and have enhanced our efforts to prevent our cigarettes intended for the non-MSA states from being diverted into MSA states. However, in the near term we must continue to make MSA escrow deposits, but expect that these amounts will continue to decrease based on information we have on direct sales in MSA states, the level of indirect sales by our customers to MSA states and our continued efforts to focus on the manufacture and sale of our dissolvable low-TSNA smokeless tobacco products, which are not subject to MSA escrow obligations.

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

Bills were introduced during the 2006 legislative sessions in each of the other three non-MSA states that would have imposed an additional user fee on non-participating manufacturers at a rate of $0.40 to $0.50 per pack on cigarettes sold by companies that have not entered into separate settlement agreements with those states. However, none of these bills were enacted into law. Similar types of legislative proposals were introduced in Mississippi and Florida in 2007 and similar legislative initiatives may be introduced in Texas this year. Passage of statutes in the non-MSA states that impose fees on manufacturers that have not previously settled with these states would be expected to impact on all such manufactures equally, but would make discount cigarettes more expensive and lessen the competitive price advantage they currently enjoy compared to generic and premium brand cigarettes.

A special session of the Texas legislature was convened in April 2006 to address school finance legislation which had been an issue in Texas since 2005. During the special session, the legislature enacted new funding legislation that included a

$1.00 per-pack tax increase on cigarettes. That legislation was signed by the Governor and the cigarette tax increase portion of the statute took effect on January 1, 2007. The $1.00 per-pack tax increase applies to cigarettes produced by all manufacturers and has put increased pressure on the market for cigarettes in Texas generally. Passage of statutes like that in Texas, which impose increased state taxes on all manufacturers, result in discount cigarettes being more expensive and lessen the competitive price advantage they currently enjoy compared to generic and premium brand cigarettes.

In addition, there are numerous recently enacted statutes and legislative initiatives in MSA states that further impact our ability to compete in these states, even though we successfully have sought to limit sales in the MSA states. We previously determined to cease sales in certain states in response to some of these developments.

Michigan, an MSA state, passed a fee statute in January 2004 that requires the payment of a $0.35 per-pack fee on cigarettes sold by non-participating manufacturers, that must be paid in advance, and is based on an estimate of projected sales by the State’s Department of Revenue. This fee is in addition to the MSA requirement that non-participating manufacturers deposit funds into escrow for each cigarette sold in an MSA state. Given the cost burden of making both the escrow payments and fee payments, we advised Michigan’s Department of Revenue that we would not sell our cigarette brands in Michigan in the future. Utah and Alaska, MSA states where we have had virtually no sales since 2005, also have passed additional per-pack fees imposed on cigarettes sold by non-participating manufacturers. Legislation imposing a fee on cigarettes sold by non-participating manufacturers was introduced in a number of other MSA states in 2006, but none of these bills were enacted into law. The impact of these new fee statutes in the MSA states would be expected to have a negative impact on all non-participating manufacturers’ sales in these states. However, as previously noted, we have sought to focus our cigarette sales in recent years in the four non-MSA states. During the year ended December 31, 2006, approximately 99% of our cigarette sales were in non-MSA states and we believe that the percentage of sales in the MSA states will continue to decline.

On June 28, 2004, regulations went into effect in the State of New York requiring that cigarettes sold in that state meet certain fire safety standards. We decided it would not be economically feasible to develop a separate type of cigarette for sale in New York and we have not attempted to become certified under the new regulations. As a result, we are not now selling cigarettes in New York and do not anticipate having sales of cigarettes in New York in the future. Bills relating to fire safety standards have been introduced in several other states and in Congress and California, Illinois, New Hampshire, Massachusetts and Vermont passed fire safety laws in 2006. The statute in Vermont became effective on May 1, 2006 and the statute in California became effective on January 1, 2007. We had few sales in either Vermont or California in 2006 and we advised those states that we would not seek to sell cigarettes in those states once these statutes became effective. The New Hampshire statute will become effective on October 1, 2007. The statutes in Illinois and Massachusetts become effective on January 1, 2008. Because of our continued efforts to limit sales in the MSA states, and the expectation that such reduction will continue in the future, we do not expect that these or similar statutes if passed in the MSA states will have a material impact when such statutes go into effect. A fire safety statute has been introduced in Texas this year and is pending and fire safety legislation recently has been passed in Kentucky and Oregon. The Oregon bill was signed on April 17, 2007, and becomes effective as to sales in that state on July 1, 2007. The Kentucky statute will become effective on April 1, 2008. We had sales of only 30,600 cigarettes and 12,000 cigarettes, respectively, in Oregon and Kentucky in 2006. Proposed fire safety statutes have been introduced in several other MSA states in 2007. We will continue to monitor these fire safety legislative initiatives as they move forward and, as appropriate, reassess our decision not to develop a cigarette that complies with such regulations.

The Department of Agriculture which is responsible for structuring the payment program to tobacco growers under the tobacco quota buyout program, issued regulations relating to the assessment of the buyout cost pursuant to the Fair and Equitable Tobacco Reform Act of 2004 in February 2005. Under the regulations, the assessment is made quarterly based on the prior quarters taxable amount of cigarettes and other tobacco products removed from bond. In 2006, we made quarterly payments of approximately $483,000, $707,000, $747,000 and $831,000. This included payment of a portion of a separate assessment of $1,128,093 for certain loan loss costs and administrative costs in the third quarter of 2005 that was paid over six quarters and the final payment was made in the fourth quarter of 2006. We made a payment of $591,958 during the first quarter of 2007 for sales which occurred during the last quarter of 2006. With the exception of the assessment noted above, the quarterly payments have been approximately $0.50 per carton. All of the major tobacco companies, as well as Star, have increased prices to cover the cost of the buyout which have been reflected in higher overall prices for tobacco products.

As part of the buyout program, the USDA in August 2005 assessed cigarette and smokeless tobacco manufacturers a separate charge of $287 million for Commodity Credit Corporation tobacco loan losses and $4.5 million in administrative fees on an industry wide basis. The Company’s portion of that assessment was $1.1 million, which the USDA permitted the

Company to pay over six quarters with the final payment being made during the fourth quarter of 2006. During the ten year life of the buyout program, the USDA could assess up to approximately $250 million in additional loan loss costs or administrative fees. At this point it is unknown when, or if, any such assessments will be made in the future.

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

Trial in this case commenced on January 31, 2005 before the Court on RJR’s defense of inequitable conduct before the patent office. At the conclusion of the bench trial of this portion of the case, the Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it ruled on two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005. In January 2007, the United States District Court for the District of Maryland issued a ruling that two of the Company’s patents which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite. That decision and a related ruling will be appealed to the United States Court of Appeals for the Federal Circuit once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered. Also, if the Court were to rule against the Company on the inequitable conduct defense that was tried in early 2005, and which is currently pending, we would be required to appeal that decision and obtain a reversal in order to be in a position to enforce the patents. The lawsuit against RJR is the centerpiece of our announced policy of protecting the intellectual property to which we are the exclusive licensee under our license arrangement with Regent Court Technologies.

Merger of B&W and RJR. In 2004, B&W and certain of its affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the former parent of B&W. We have a variety of agreements with B&W. Given our pending patent infringement lawsuits against RJR, it is difficult to evaluate the precise impact which the transaction between B&W and RJR will have on us and our operations. However, the fact that B&W and RJR have combined their operations could have a negative impact on the range of existing agreements which we have entered into with B&W, including future royalties under our agreements relating to the Advance ® low-TSNA cigarette for which no royalties were received since 2004, and potential royalties. For example, following the combination, RJR took the position in our litigation that the new operating entity established as a result of this combination transaction assumed all of the rights and obligations under the agreements previously entered into between us and B&W, and moved to dismiss the case on that basis. After full briefing, the Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign the Star/B&W agreements to the new subsidiary, that we had not consented to the assignment and that the de facto merger doctrine did not apply to vitiate the need for our consent. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations did not impact on the claims asserted by us in the patent litigation.

B&W previously granted us a number of concessions under our agreements, including deferred interest and principal payments, consenting to our incurrence of additional indebtedness and agreeing to modify the now-terminated Hard Tobacco Agreement to allow us to pursue similar licensing arrangements with third parties. The failure to grant similar concessions in the future could have a number of adverse consequences, including restricting the pursuit of business opportunities with B&W or third parties, limiting the Company’s ability to raise funds through debt financing and requiring payment of our obligations to B&W.

Results of Operations

The Company’s unaudited condensed consolidated results for the periods ended March 31, 2007 and 2006 are summarized in the following table:

	Three Months Ended March 31,
	2007	2006
Net sales	$4,419,442	$8,533,199
Cost of goods sold	1,760,627	2,525,827
Federal excise tax	2,223,888	4,343,897
Department of Agriculture Payment	591,958	295,267

Gross profit (loss)	(157,031)	1,368,208

Total operating expenses	4,361,437	4,518,603

Operating loss	(4,518,468)	(3,150,395)

Net loss	$(26,472,473)	$(3,231,243)

Basic Loss per common share	$(0.33)	$(0.04)
Weighted average shares outstanding	79,280,176	75,773,637

First Quarter 2007 Compared with First Quarter 2006

Net Sales. During the first quarter of 2007, the Company’s cigarette sales decreased by 49.7% to $4.3 million compared to approximately $8.5 million during the first quarter of 2006. The decreased number of cigarettes sold primarily reflects the impact of a $1.00 per pack tax increase on cigarettes in Texas that took effect on January 1, 2007, and, to a lesser extent, to the Company’s efforts to continue to operate in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota and to aggressively limit sales in MSA states. The average sales price per carton was approximately $7.90 per carton during the first quarter of 2007 compared to approximately $7.92 per carton during the first quarter of 2006.

Cigarette shipments in the first quarter of 2007 totaled approximately 15.6 truckloads. This compares to approximately 30.9 truckloads in the first quarter of 2006. This drop is primarily attributable to the impact of the $1.00 per pack tax increase in Texas which took effect on January 1, 2007, and, to a lesser extent to the continued competitive pressures in the deep discount cigarette market in the four non-MSA states. We experienced a loss of approximately $200,000 during the first quarter of 2007, versus a gross profit of approximately $1.4 million in the first quarter of 2006. This was primarily due to the lower volume of sales, and marginally due to a slightly lower selling price, offset somewhat by the reduced costs of goods sold.

The Company’s shipments of cigarettes decreased substantially compared to the first quarter of 2006 and cigarette sales have continued to generally trend downward over the last several years on a yearly basis. Increasing regulatory requirements in both MSA and non-MSA states, as well as increased pricing competition, have continued to impact on the sales of discount cigarettes.

During the first quarter of 2007, Star continued to market two very low-TSNA smokeless tobacco products – ARIVA® and STONEWALL Hard Snuff ®. The sales of smokeless products increased 136% in the first quarter of 2007 to approximately $158,000 from approximately $67,000 during the first quarter of 2006, as the Company undertook to expand the distribution of its smokeless tobacco products, particularly STONEWALL Hard Snuff® to new distributors and chain store accounts and introduced a “natural” Stonewall flavor in March 2007. However, the sales of smokeless tobacco products continues to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at breakeven levels. STONEWALL Hard Snuff ® now represents a majority of the Company’s hard tobacco sales and the Company has sought to increase the number of chain store accounts carrying the product and explore licensing opportunities with other tobacco companies for its dissolvable low-TSNA smokeless products.

The Company’s net sales of ARIVA® continued to be de minimis in the first quarter, but ARIVA® sales also increased compared to the results in the first quarter of 2006. Acceptance of ARIVA® as an alternative to cigarettes has continued to be adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups which has appeared in various newspapers and FDA filings; (4) ARIVA® requires smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop name brand recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users. While STONEWALL Hard Snuff ®, as a smokeless tobacco product, is more familiar to adult consumers of smokeless tobacco in terms of use and taste, sales of both STONEWALL Hard Snuff® and ARIVA® have been impacted by the Company’s working capital constraints over the last several years which have resulted in limited expenditures for marketing and product placement.

During the first quarter of 2007 there were no royalties paid to the Company for sales of low-TSNA smokeless tobacco, other low-TSNA products or low-TSNA tobacco.

Gross Profits. Gross profit decreased approximately $1.5 million in the first quarter of 2007 to a loss of approximately $0.2 million from a profit of approximately $1.4 million in the first quarter of 2006. The decrease was primarily due to lower volume and marginally due to a slightly lower selling price, offset somewhat by the reduced costs of goods sold. The Federal excise taxes have remained constant at $3.90 per carton for both periods.

For discount cigarette sales during the first quarter of 2007, the Company’s cost-of-goods decreased by approximately 16.7%, to approximately $2.55 per carton, compared with an average cost of approximately $3.06 per carton during the first quarter of 2006. The cost of goods sold in the first quarters of 2007 and 2006 reflected costs of $220,000 and $105,000, respectively, due to charges to cost of goods sold for abnormal amounts of idle facility expenses.

Depreciation for hard tobacco equipment was approximately $0.11 million in the first quarter of 2007 compared with approximately $0.14 million in the first quarter of 2006.

Total Operating Expenses. Total operating expenses decreased by approximately $0.2 million to approximately $4.4 million for the first quarter of 2007 from approximately $4.5 million for the first quarter of 2006. General and administrative costs decreased approximately $0.1million, and marketing and distribution costs decreased by approximately $0.1 million. Research and development costs have remained minimal in both periods.

Marketing and Distribution Expenses. Marketing and distribution expenses totaled approximately $1.4 million for the first quarter of 2007, a decrease of approximately $0.1 million or 4.9% compared with approximately $1.5 million for the first quarter of 2006. This decrease reflects a reduction in the size of the field sales force as well as reduced marketing and transportation costs as a result of the volume reductions for cigarette sales. These decreases were offset by increased marketing cost for sales of low-TSNA smokeless tobacco as the Company sought to expand sales and introduce a new “natural” flavor STONEWALL Hard Snuff®.

General and Administrative Expenses. General and administrative expenses totaled approximately $2.9 million for the first quarter of 2007, a decrease of approximately $0.1 million compared with approximately $3.0 million for the first quarter of 2006. During the first quarter of 2007, there were increased legal expenses of approximately $0.1 million associated with the anticipated appeal of the ruling issued by the District Court in January in the Company’s patent infringement litigation against RJR. The Company anticipates total legal costs of approximately $0.7 million in connection with the appeal process (of which $0.5 million was paid in the first quarter of 2007 with approximately $0.1 million expensed during that period) and an additional cost of approximately $1.0 million for completion of the trial portion of its patent infringement litigation assuming success on appeal.

Research and Development Expenses. There were de minimis costs of approximately $6,000 during the first quarter of 2007 and approximately $11,000 during the first quarter of 2006. Consistent with its efforts to cut costs, the Company has deferred certain research projects since late 2003. The Company expects to maintain its spending on research at a de minimus level while it continues to concentrate on the appeal of its patent infringement lawsuit against RJR and expanded sales of its low-TSNA smokeless tobacco products. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred as a result of its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities.

Interest Income and Expense. The Company had interest income of $355,053 in the first quarter of 2007 and interest expense of $409,798, for a net interest expense of $54,745. This compares to interest income of $423,263 and interest expense of $504,112 for a net interest expense of $80,848 in the first quarter of 2006. The lower interest income during the first quarter of 2007 is due to the decrease in interest earned as a result of the sale of the interest stream in our MSA escrow accounts offset by slightly higher interest rates. In the past the Company received for its own account the current interest on the amounts in escrow. As a result of the sale and assignment of the interest stream and reversionary interest in its MSA escrow accounts, the Company will not receive any further interest payments on the escrow accounts after the sale. On January 1, 2006, the Company began paying interest and principal on its long term notes from B&W, which as of March 31, 2007, had a principal balance of approximately $13.9 million. The combination of the payment on the long term B&W notes and the continued payment of the B&W account payable balance resulted in the net increase for interest expense since the first quarter of 2006.

Income Tax Expense. The Company recorded $315,000 of estimated income taxes for alternative minimum tax ($290,000) and interest on liabilities for unrecognized tax benefits ($25,000) during the first quarter of 2007 due to its sale of the interest stream and reversionary interest in its MSA escrow accounts and its tobacco curing barns and the adoption of FASB Interpretation No. 48 (“FIN 48”) effective January 1, 2007. The Company also recorded a $2.1 million liability for unrecognized tax benefit as a charge to beginning accumulated deficit. During the first quarter of 2006, the Company had no income tax expense due to net losses.

Net Loss. The Company had a net loss of approximately $26.5 million for first quarter 2007 compared with a net loss of approximately $3.2 million reported in the first quarter of 2006. The net loss in 2007 reflects the impact of the $26.8 million loss associated with the sale of the interest stream and reversionary interest in the MSA escrow accounts and an operating loss of approximately $4.5 million, offset by the $5.3 million gain from the sale of approximately 990 tobacco curing barns.

In the first quarter of 2007, the Company had a basic and diluted loss per share of $(0.33) compared to a basic and diluted loss per share of $(0.04) in the same period in 2006.

Liquidity and Capital Resources

Overview

The Company has been operating at a loss for the past four years. In addition, the Company is required to make annual MSA escrow payments that are not accounted for in working capital. Star’s future prospects are dependent on the distribution and consumer acceptance of the Company’s low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, given the decline in cigarette sales over the past four years. Also, the Company’s long term prospects will be dependent on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which it is the exclusive licensee. However, the ability to generate revenues through such royalty payments will also be dependent upon the successful completion of the Company’s ongoing patent infringement lawsuit against RJR. In that lawsuit, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that two of the Company’s patent which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite. That decision and a related ruling will be appealed to the United States Court of Appeals for the Federal Circuit once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered. Also, if the Court were to rule against the Company on the inequitable conduct defense that was tried in early 2005, and which is currently pending, the Company would be required to appeal that decision and obtain a reversal in order to be in a position to enforce the patents.

During the first quarter of 2007, we entered into an agreement under which we received approximately $11.6 million in return for assigning the purchasers the right to future interest payments in the Company’s MSA escrow fund and to any releases of the escrow principal for overpayments, or, if those funds are not used to satisfy judgments or settlements by the Settling States, releases of the principal on a rolling basis after twenty-five years. While the escrow accounts will remain in the Company’s name and be available to satisfy judgments or settlements by the Settling States for twenty-five years after deposit, we no longer will receive the interest generated by the MSA escrow accounts and we will have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy judgments or settlements by the Settling States. As a result, we recognized a loss of approximately $26.8 million on the sale of the interest stream and reversionary interest in the MSA escrow accounts this quarter. Also, in March 2007, we sold approximately 990 of our tobacco curing barns for an aggregate price of approximately $11.6 million, which resulted in a gain of approximately $5.3 million.

As of March 31, 2007, the Company had a working capital surplus of approximately $20.0 million. Future cash needs over the subsequent year include:

•

Litigation costs in connection with the appeal portion of the Company’s patent infringement case against RJR of approximately $700,000, of which $500,000 was paid as a fee in the first quarter with approximately $83,000 expensed during that period,

•

monthly payments of approximately $255,000 to B&W for combined principal and interest on restructured accounts payable, which was approximately $1.2 million as of March 31, 2007. This balance will be paid in full during the third quarter of 2007,

•	monthly principal and interest payments of approximately $240,000 in connection with the repayment of the Company’s long-term B&W debt,

•	monthly payments of approximately $95,000 for operating leases; and

•	funding of other aspects of the Company’s current operations in light of continued operating losses.

With the proceeds from the recent transactions in 2007, we anticipate that we will have sufficient funds to support our operations through 2008. Absent the successful completion of the Company’s ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, or a substantial improvement in revenues and/or royalties from smokeless tobacco products, the Company believes that it will be necessary to pursue additional sources of funds in early 2009. However, depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before that time. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms, if at all.

Summary of Balances and Recent Sources and Uses

As of March 31, 2007, we had positive working capital of approximately $20.0 million, approximately $19.9 million in cash and cash equivalents and approximately $2.0 million of accounts receivable, compared to working capital of approximately $6.4 million, approximately $10.0 million in cash and cash equivalents, and approximately $3.5 million in accounts receivable, as of March 31, 2006.

Net Cash From Operating Activities. In the first three months of 2007, approximately $3.3 million of cash was used in operating activities compared to approximately $2.0 million of cash used in operating activities during the first three months of 2006. The decrease in cigarette volume during the first quarter of 2007 which was not offset by reduction in operating expenses accounted for the primary use of cash during the first quarter of 2007. The operating loss was approximately $1.4 million lower during the first quarter of 2006.

Net Cash From Investing Activities. During the first quarter of 2007, there was a total of approximately $11.6 million of cash generated by investing activities. Of that amount, virtually all was generated by the $11.6 million sale of tobacco curing barns. During the first quarter of 2006, there was minimal cash used by investing activities.

Net Cash From Financing Activities. During the first quarter of 2007, approximately $4.2 million was used in financing activities of which $4.3 million was used to repay long-term debt and capital lease obligations and $0.1 million was generated by the exercise of stock options to purchase common shares. Of that amount, a total of approximately $2.9 million was paid to RJR (the remaining entity from the 2004 combination of RJR and B&W) against the principal of our outstanding barn debt in connection with the sale and the release of certain of the tobacco curing barns from a security interest initially granted to B&W. That principal payment was applied against Note “A” of the original B&W long-term debt and will reduce principal payments on that note for approximately forty months beginning April 1, 2007. During the first quarter of 2006, approximately $0.4 million was generated by financing activities, principally due to the issuance of $1.8 million of common shares net of approximately $1.4 million in payments on long-term debt and capital lease obligations.

Net Cash Used in MSA Escrow Payments. . In the first quarter of 2007, approximately $1,400 was deposited into the MSA escrow accounts and in the first quarter of 2006, approximately $20,000 was deposited into the MSA escrow accounts. In March 2007, we assigned all of our right to the interest stream and any reversionary interest in the MSA escrow accounts for approximately $11.5 million. While the escrow accounts will remain in the Company’s name and be available to satisfy judgments or settlements by the Settling States for twenty-five years after deposit, we no longer will receive the interest generated by the MSA escrow accounts and have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy judgments or settlements by the Settling States. As a result, we recognized a loss on the sale of the interest stream and reversionary interest in the MSA escrow accounts this quarter. In April 2007, we deposited approximately $0.2 million for our 2006 escrow obligation and we assigned the interest stream and reversionary interest in these deposits for approximately $64,000, pursuant to the terms of the agreement entered into in March 2007.

Cash Demands on Operations

We continue to experience operating losses. For the first quarter of 2007, sales of our discount cigarettes totaled approximately $4.3 million, a decline of approximately $4.2 million or 49.7%, from approximately $8.5 million during the first quarter 2006. Sales of our smokeless products continue to be de minimis, although sales increased by 136% over comparable sales of smokeless tobacco in the first quarter of 2006. Our net working capital and results of operations do not reflect our obligation to make MSA escrow deposits for 2007 sales, which we must make in April 2008 or in quarterly payments in certain states in 2007.

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

Our inability to improve operations or to raise funds in early 2009 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

Contingent Liabilities and Cash Demands

B&W Agreements. Under the Restated Master Agreement, as amended by letter agreements dated December 4, 2002 and August 14, 2003, between B&W and the Company, we currently owe B&W approximately $13.9 million in long-term tobacco curing barn loans. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly, those payments also began on January 1, 2006. The debt is secured by tobacco leaf inventory and our remaining tobacco curing barns. Once the outstanding loan balance is reduced to $10 million, the collateral will be released.

In addition, we also have an obligation to B&W as a result of restructured accounts payable to make monthly principal payments of $250,000, plus interest at a rate of 1% over prime on the outstanding balance. The balance on this payable as of March 31, 2007 was approximately $1.2 million.

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

Master Settlement Agreement. On March 14, 2007, the Company sold the rights, title and interest in and to all income from and reversionary interest in the MSA escrow accounts, including the Company’s 2006 MSA escrow deposits made in April 2007, in each case for an amount of cash equal to $0.30 on each dollar deposited, for cash proceeds of approximately $11.5 million and $64,000 respectively. Consequently, these funds are not available to finance our working capital or other liquidity demands and we have recognized a loss of the sale of the interest stream and reversionary interest in the MSA escrow account this quarter.

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

We will appeal to the United States Court of Appeals for the Federal Circuit a decision by the United States District Court for the District of Maryland that the two patents at issue in our patent infringement lawsuit against RJR are indefinite and a related ruling once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered. Also, if the Court were to rule against the Company on the inequitable conduct defense that was tried to the Court in early 2005, and which is currently pending, we would appeal that decision. In 2002, we were successful in having a declaratory judgment action brought by Philip Morris dismissed on the basis that no actionable controversy existed between the companies. We anticipate incurring significant expenses in terms of legal fees and costs in connection with the RJR litigation for the foreseeable future.

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

Internal Revenue Service Examination. In 2004, the Company was notified that its 2001 tax return had been selected for examination by the Internal Revenue Service (“IRS”). In the course of its conduct of this examination, the IRS has expanded the scope of the examination to include all of the Company’s returns that have been filed for the years ended December 31, 2002 through 2004. In 2005, the Company’s request for a private letter ruling, which related to the years under IRS examination, was resolved generally in its favor. The statute of limitations for taxable years 2001 and 2002 have been extended by mutual agreement through September 15, 2007. All information requested by the IRS in connection with its examination has been provided by the Company. The IRS may request additional information as the examination is ongoing. The Internal Revenue Service has proposed adjustments which would result in a tax liability to the Company if sustained, although the Company believes that these adjustments would not be sustained and accordingly has not provided for such potential liability in its consolidated financial statements. The Company believes the returns filed for such years are substantially correct and intends to vigorously contest any proposed liability through all available means including judicial proceedings if necessary.

Virginia Sales and Use Tax Assessment. In a letter dated October 7, 2004, we received notice from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to us and that the sales and use tax assessment plus penalties and interest together, as of October 7, 2004, totaled approximately $988,000. We continue to challenge this assessment and have filed a request for reconsideration with the Commissioner of Taxation, and are prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While the Company is optimistic that its request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed, the Company will be required to pay the tax, penalties and interest due.

Development Grants. On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In its response, the Company requested that the grant be extended for an additional year, given certain delays which had been encountered in connection with the launch of its smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA that sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as a conventional snuff tobacco product. In late October 2006, the Company received a request for a further update on the status of this grant. The Company in November 2006, submitted a further response and requested a further extension of the grant. Depending on the level of investment and hiring recognized by the State, the Company may be required to return some or all of the $300,000 in grant funding, but the Company’s management does not anticipate that the Company will be required to repay this amount.

Critical Accounting Estimates

Estimates of Uncertain Tax Positions. Accounting principles generally accepted in the United States require estimates and assumptions to be made that affect the reported amounts in the Company’s consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result, actual results could differ from those estimates. These critical accounting estimates are detailed in the Company’s report on Form 10-K for the year ended December 31, 2006, which was filed on March 16, 2007, as amended by the report on Form 10K/A filed on April 30, 2007. Due to the estimation processes involved, those accounting policies and their application are considered to be critical to understanding the business operations, financial condition and results of operations of the Company.

In 2006, the Financial Accounting Standards Board (“FASB”) issued a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which became effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is applicable to the Company’s financial statement beginning with this report on Form 10-Q for the first quarter in 2007.

The Company derives estimates of the likelihood of sustaining certain tax positions taken by the Company based on continued analysis and review of certain events to assess the validity of its positions in ongoing tax disputes which may impact the amount of exposure to uncertain taxes which the Company faces. The amounts are reflected in estimates, which are reviewed quarterly and updated as new information related to these positions occurs, the release of more current private letter rulings or other tax authorities which might impact the Company’s tax position.

Conclusion

In March 2007, the Company entered into an agreement under which it received a payment of approximately $11.5 million in return for assigning to the purchasers the right to interest paid in the Company’s escrow fund and to any releases of the escrow principal for overpayments, or, if those funds are not used to satisfy judgments or settlements by the Settling States, releases of the principal on a rolling basis after twenty-five years. Also, in March 2007, the Company sold approximately 990 of its tobacco curing barns for approximately $11.6 million. With the proceeds from these transactions, we anticipate that we will have sufficient funds to support our operations through 2008. Absent the exercise of outstanding warrants, or a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it will be necessary to pursue additional sources of funds in early 2009. However, depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that date.

We expect to continue to pursue opportunities for licensing our smokeless tobacco products and for expanding our sales and marketing efforts. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not considered significant to the Company.

Some of the Company’s borrowings are at variable rates and, as a result, the Company is not subject to significant interest rate exposure on these notes. The debt due to B&W consists of long-term loans which bear interest rates of prime plus 1%.

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

In connection with the evaluation of internal controls described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007 as amended on Form 10-K/A filed with the SEC on April 30, 2007 (“2006 Annual Report”), Star Scientific, Inc. identified several areas for improvement in internal control over financial reporting and, as described in the Company’s 2006 Annual Report, made changes to its policies and procedures during 2006 and 2007 that are intended to strengthen its disclosure controls and procedures, as well as its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

On August 17, 2004, Star was informed that the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis. Judge Garbis over the next several months issued a series of orders concerning various aspects of the case. These orders set an initial trial date of January 24, 2005, permitted additional discovery of certain defenses raised by RJR and the filing of two additional Motions for Summary Judgment. Subsequently, the Court ordered that it would bifurcate RJR’s defense of inequitable conduct before the patent office and would have that defense tried before Judge Garbis beginning on January 31, 2005. That portion of the case was tried during the period January 31, 2005 to February 8, 2005. At the conclusion of the bench trial, the Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it ruled on the two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005.

On January 19, 2007, the Court granted RJR’s Motions for Summary Judgment in part and denied these motions in part. On its motion for Summary Judgment on the Effective Filing Date of the Patents, the Court established September 15, 1999 as the effective filing date, but denied RJR summary judgment of invalidity with regard to the patents-in-suit. On RJR’s motion for Summary Judgment on Indefiniteness, the Court granted the motion on the basis that the term “anaerobic condition” was indefinite. On January 19, 2007, the Court also advised the parties that it would seek to issue the ruling on RJR’s inequitable conduct defense before the end of February. In a letter to all counsels dated February 26, 2007, the Court stated that it was not in a position to issue a ruling on the inequitable conduct defense prior to the end of the month, but would seek to issue its decision in March 2007. On March 5, 2007, the Company filed a motion requesting the Court to permit the immediate filing of an appeal on an interlocutory basis while it completes its ruling on the inequitable conduct defense. On March 30, 2007, the Court issued a Memorandum and Order which denied that motion, but which indicated that the Court would issue its decision on the inequitable conduct defense in April 2007. The District Court did not issue the expected ruling by April 30, 2007, and on May 2, 2007, the Company filed a Petition for a Writ of Mandamus in the Court of Appeals for the Federal Circuit. In the Petition, the Company requested that the Court of Appeals direct the District Court to issue its opinion within thirty days.

The Company will file a notice of appeal with the United States Court of Appeals for the Federal Circuit with respect to the District’s Court ruling on indefiniteness and the effective date of the claims of the patent-in-suit, once the Court issues a ruling on RJR’s inequitable conduct defense and a final judgment is entered. If the Court were to rule against the Company on the inequitable conduct defense, we would also appeal that decision to the Federal Circuit Court of Appeals.

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

Internal Revenue Service Examination

In 2004, the Company was notified that its 2001 tax return had been selected for examination by the Internal Revenue Service (“IRS”). In the course of its conduct of this examination, the IRS has expanded the scope of the examination to include all of the Company’s returns that have been filed for the years ended December 31, 2002 through 2004. In 2005, the Company’s request for a private letter ruling, which related to the years under IRS examination, was resolved generally in its favor. The statute of limitations for taxable years 2001 and 2002 have been extended by mutual agreement through

September 15, 2007. All information requested by the IRS in connection with its examination has been provided by the Company. The IRS may request additional information as the examination is ongoing. The Internal Revenue Service has proposed adjustments which would result in a tax liability to the Company if sustained, although the Company believes that these adjustments would not be sustained and accordingly has not provided for such potential liability in its consolidated financial statements. The Company believes the returns filed for such years are substantially correct and intends to vigorously contest any proposed liability through all available means including judicial proceedings if necessary.

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

Other

On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In its response, the Company requested that the grant be extended for an additional year, given certain delays which had been encountered in connection with the launch of its smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA that sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. In late October 2006, the Company received a request for a further update on the status of this grant. In November 2006, the Company submitted a further response and requested a further extension of the grant. Depending on the level of investment and hiring recognized by the State, the Company may be required to return some or all of the $300,000 in grant funding, but the Company’s management does not anticipate that the Company will be required to repay this amount.

There is other minor litigation in the ordinary course of business which the Company is vigorously defending or pursuing.

Item 1A.	Risk Factors

There are no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007, as amended on Form 10-K/A filed with the SEC on April 30, 2007.

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

STAR SCIENTIFIC, INC.

Date: May 10, 2007	/s/ CHRISTOPHER G. MILLER
Authorized Signatory and Chief Financial Officer