Form 10-Q
period 2007-06-30
STAR SCIENTIFIC INC
filed 2007-08-09
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 0-15324

STAR SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1402131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 South Market Street, Petersburg, VA 23803	(804) 861-8021
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date: As of August 1, 2007, 81,487,715 shares of the registrant’s common stock, par value of $0.0001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,030,563	$4,297,467
Accounts receivable, trade	136,489	112,120
Licensing rights receivable (note 5)	1,029,926	—
Inventories	295,177	271,828
Due from stockholders	40,303	50,698
Prepaid expenses and other current assets	582,557	485,370
Current assets of discontinued operations (note 5)	1,065,457	5,982,649

Total current assets	19,180,472	11,200,132
Property, plant and equipment, net	3,092,561	9,514,551
Idle equipment	299,700	526,500
Intangible assets, net of accumulated amortization	753,542	782,329
Other assets	490,000	526,607
Licensing rights receivable, less current maturities (note 5)	1,290,761	—
MSA escrow funds	—	38,329,233
Assets of discontinued operations (note 5)	—	58,405

Total Assets	$25,107,036	$60,937,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	2,073,671	$4,459,135
Accounts payable, trade	816,104	579,739
Tobacco buyout program payable	—	21,518
Accrued expenses	232,192	522,020
Due to stockholders	50,000	50,000
Current income tax payable	157,000	—
Current liabilities of discontinued operations (note 5)	261,626	1,421,666

Total current liabilities	3,590,593	7,054,078
Long-term debt, less current maturities	11,916,828	14,975,111
Liability for unrecognized tax benefits	2,175,000	—

Total liabilities	17,682,421	22,029,189

Commitments and contingencies (note 8)	—	—
Stockholders’ equity:
Common stock(A)	7,929	7,925
Additional paid-in capital	96,693,794	96,612,685
Common stock to be issued (note 9)	2,200,000	—
Stock subscription receivable (note 9)	(2,200,000)	—
Accumulated deficit	(89,277,108)	(57,712,042)

Total stockholders’ equity	7,424,615	38,908,568

	$25,107,036	$60,937,757

(A)	$0.0001 par value per share, 100,000,000 shares authorized, 79,287,715 and 79,251,415 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS

ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$196,168	$93,815	$347,305	$158,019
Less:
Cost of goods sold	688,460	432,930	1,159,333	850,424
Excise taxes on products	2,336	1,673	3,992	1,673
Department of Agriculture Tobacco Buyout Program	249	67	405	121

Gross margin loss	(494,877)	(340,855)	(816,425)	(694,199)

Operating expenses:
Marketing and distribution	264,211	121,920	605,495	186,273
General and administrative	3,063,108	2,422,263	5,999,531	5,524,672
Research and development	27,335	12,680	33,106	23,826

Total operating expenses	3,354,654	2,556,863	6,638,132	5,734,771

Operating loss from continuing operations	(3,849,531)	(2,897,718)	(7,454,557)	(6,428,970)
Other income (expense):
Interest expense	(331,506)	(503,795)	(741,304)	(1,007,902)
Interest income	204,655	483,065	559,708	906,329
Miscellaneous income	53,012	—	51,678	—
Loss on sale of MSA	(150,987)	—	(26,982,426)	—
Gain on sale of tobacco curing barns	—	—	5,279,605	—
Loss on retirement of asset	—	—	(31,092)	—

Loss from continuing operations before income taxes	(4,074,357)	(2,918,448)	(29,318,388)	(6,530,543)
Income tax benefit (expense)	83,000	—	(232,000)	—

Net loss from continuing operations	(3,991,357)	(2,918,448)	(29,550,388)	(6,530,543)
Discontinued operations:
Gain on sale of licensing rights	2,354,300	—	2,354,300	—
Income (loss) from discontinued operations	(1,355,535)	627,141	(2,268,978)	1,007,990

Total discontinued operations	998,765	627,141	85,322	1,007,990

Net loss	$(2,992,592)	$(2,291,307)	$(29,465,066)	$(5,522,553)

Net income (loss) per share; basic and diluted:
Continuing operations	$(0.05)	$(0.04)	$(0.37)	$(0.09)
Discontinued operations	0.01	0.01	—	0.02

	$(0.04)	$(0.03)	$(0.37)	$(0.07)

Weighted average shares outstanding, basic	79,287,715	77,151,415	79,283,966	76,371,195
Weighted average shares outstanding, diluted	79,287,715	77,151,415	79,283,966	76,371,195

See notes to condensed consolidated financial statements.

SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Common stock		Additional Paid-In Capital	Common Stock to be Issued	Stock Subscription Receivable	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2006	79,251,415	$7,925	$96,612,685	$—	$—	$(57,712,042)	$38,908,568
Cumulative effect of adoption of accounting standard (Note 8)	—	—	—	—	—	(2,100,000)	(2,100,000)
Exercise of Stock Options	36,300	4	81,109	—	—	—	81,113
Net Loss	—	—	—	—	—	(29,465,066)	(29,465,066)
Execution of stock subscription agreement	—	—	—	2,200,000	(2,200,000)	—	—

Balances, June 30, 2007 (unaudited)	79,287,715	$7,929	$96,693,794	$2,200,000	$(2,200,000)	$(89,277,108)	$7,424,615

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(29,465,066)	$(5,522,553)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	316,504	407,326
Provision for bad debt	—	(100,000)
Loss on sale of interest income and reversionary interest in MSA escrow accounts	26,982,426	—
Gain on the sale of tobacco curing barns	(5,279,605)	—
Loss on retirement of assets	31,092	—
Deferred tax provision	75,000	—
Gain on licensing of trademarks	(2,354,300)	—
Increase (decrease) in cash resulting from changes in:
Assets	4,308,268	(561,815)
Liabilities	(1,078,028)	1,158,180

Net cash flows from operating activities	(6,463,709)	(4,618,862)

Investing activities:
Purchase of intangible assets	(1,468)	(2,877)
Purchase of property and equipment	—	(1,982)
Proceeds from sale of tobacco curing barns	11,614,100	—
Proceeds from licensing of trademarks	600,000	—

Net cash flows from investing activities	12,212,632	(4,859)

Financing activities:
Proceeds from common stock subscription receivable	—	2,400,000
Proceeds from stock issuance	81,113	600,000
Payments on notes payable and capital leases	(5,443,747)	(2,794,451)

Net cash flows from financing activities	(5,362,634)	205,549

Payments to MSA Escrow fund	(216,640)	(1,046,793)
Proceeds from sale of MSA escrow accounts	11,563,447	—

Net cash flows from MSA activities	11,346,807	(1,046,793)
Increase (decrease) in cash and cash equivalents	11,733,096	(5,464,965)
Cash and cash equivalents, beginning of period	4,297,467	11,532,598

Cash and cash equivalents, end of period	$16,030,563	$6,067,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$741,305	$1,007,902

Income tax refunds received	—	—

SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES:

In May 2007, the Company licensed certain of its trademarks for cash proceeds of $600,000 and a receivable of $2.3 million.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

1. Significant Accounting Policies:

The condensed consolidated financial statements of Star Scientific, Inc. and its subsidiaries, collectively (“Star Scientific”, “Star” or the “Company”), and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006. As of June 30, 2007, the condensed consolidated financial statements include Star Scientific, Inc., and its wholly owned subsidiaries, Star Tobacco, Inc., and Star Pharma, Inc. The Company incorporated Star Pharma, Inc., on June 22, 2007.

Interim financial information:

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the results for a full year.

Discontinued operations:

On May 10, 2007, the Company entered into an agreement for the license of the trademarks Sport®, Main Street® and GSmoke® and, accordingly, the accompanying condensed consolidated financial statements reflect the discontinued operations for all periods presented.

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

Basic and diluted loss per share:

The Company had net losses during the six months ended June 30, 2007 and 2006. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. Diluted loss per share is the same as basic loss per share as the effect of all options and warrants outstanding is anti-dilutive.

Taxes collected from customers and remitted to government authorities:

The Company pays Federal excise taxes on the sale of tobacco products and remits these amounts to government authorities. The Company has included excise taxes of approximately $4,000 and $1,700 in net sales and cost of goods sold in the accompanying condensed consolidated financial statements for the six months ended June 30, 2007 and 2006, respectively.

2. Obligations under Master Settlement Agreement—MSA Escrow Fund and Recent Developments:

In November 1998, 46 states, the District of Columbia and several U.S. territories (the “Settling States”) entered into the Tobacco Master Settlement Agreement (the “MSA” or “Master Settlement Agreement”) to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company has been required to satisfy certain escrow obligations pursuant to statutes that the Master Settlement Agreement required the Settling States to adopt in order for such states to receive the full benefits of the settlement. Under such statutes the Company is obligated to deposit monies into escrow for sales of cigarettes in each of the Settling States during the preceding year, and in some cases, such deposits must be made on a quarterly basis. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. The base amount for 2003 through 2006 was $3.35 per carton, as adjusted for inflation. For 2006, the adjusted amount was $4.29 per carton. The base amount for 2007 and thereafter is $3.77 per carton, as adjusted for inflation since 1999. Such escrowed funds will be available to satisfy portions of any tobacco-related judgments or settlements, if any, in the Settling States. In addition to the escrow deposits associated with the Company’s direct customer sales, the Company has been required to make additional escrow deposits related to sales of the Company’s cigarettes into the MSA states by the Company’s wholesale customers in the non-MSA states, which are referred to as indirect sales.

On March 14, 2007, the Company sold the rights, title and interest in and to all income from and reversionary interest in the MSA escrow accounts, including the Company’s 2006 MSA escrow deposits made in April 2007, in each case for an amount of cash equal to $0.30 on each dollar deposited, for cash proceeds of approximately $11.6 million. Although the Company has sold the rights, title and interest in and to all income from and reversionary interest in the funds deposited into the MSA escrow accounts for the years up to and including 2006, these MSA escrow funds will remain in the Company’s name and will be available to satisfy portions of any state judgments or settlements for the type of claims asserted against the major tobacco manufacture in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted in litigation against the Company. The Company’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

The Company’s MSA escrow obligations have been reduced significantly over time as the Company has decreased sales in MSA states. Further, on May 10, 2007, the Company entered into an exclusive license agreement for the Company’s trademarks Sport®, MainStreet® and GSmoke® . Under the license agreement, the Company stopped selling those brands as of June 8, 2007. The Company continues to have the ability to manufacture and sell other cigarettes, but it intends to focus its efforts on the manufacture and sale of its low-TSNA smokeless tobacco products. As a result, the Company anticipates that its escrow obligations will be further reduced given the change in the focus of its business.

Most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company focused its sales in the four states that are not part of the MSA over the last several years, it had been certified in each of the MSA states where it conducted business. Given its intent to focus on sales of smokeless tobacco products and the licensing of the trademarks for its MainStreet®, Sport® and GSmoke® brands, the Company has sought to withdraw its certification for those brands in the MSA states. Also, most MSA states have amended their qualifying statutes to limit the ability of companies to cap escrow payments for a particular year so that escrow payments must be made on each cigarette sold in an MSA state. Further, a number of states have required escrow payments to be made quarterly or on some other intermittent schedule. Because the Company intends to limit its sales of cigarettes in the future and is withdrawing the certification of its brands in the MSA states, it will have significantly less exposure for MSA escrow payments on a going-forward basis and does not believe that these types of statutes will have any impact on its future operations.

3. Litigation Developments:

RJR Litigation

In May 2001, the Company filed a patent infringement action against RJ Reynolds Tobacco Company, Inc. (“RJR”) in the United States District Court for the District of Maryland, to enforce the Company’s rights under U.S. Patent No. 6,202,649 (“`649 Patent”), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR in the same court based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the `649 Patent, and on August 27, 2002, the two suits were consolidated. See Part II, Item 1 of this report for additional information on the history of this litigation.

A bifurcated bench trial on RJR’s inequitable conduct defense commenced on January 31, 2005. At the conclusion of the trial, the Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it ruled on two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005. In January 2007, the United States District Court for the District of Maryland issued a ruling that the Company’s two patents which are at issue in this litigation are invalid for indefiniteness and further ruled that the patents are not entitled to their claimed priority date. In its January 2007 ruling, the District Court indicated that it would issue its ruling on RJR’s inequitable conduct defense by the end of February. After filing a motion to permit the case to proceed on appeal on an interlocutory basis as to the rulings issued in January and a Petition for a Writ of Mandamus in the Federal Circuit Court of Appeals to require issuance of the decision on the inequitable conduct defense, the Court ultimately issued its decision on the inequitable conduct defense on June 26, 2007.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (continued)

In its ruling the Court held the two patents unenforceable due to inequitable conduct in their procurement, and a final judgment against the Company was docketed on June 27, 2007. The Company the next day filed a notice of appeal as to the summary judgment rulings issued in January and as to the ruling on the inequitable conduct defense. This appeal is currently pending before the United States Court of Appeals for the Federal Circuit and the Company expects to file its opening appeal brief by early September. Following entry of judgment, RJR filed a motion for a bill of cost for $240,659. RJR also filed a motion requesting the District Court to determine that this is an “exceptional” case under 35 USC § 285 and award attorneys’ fees of approximately $22 million under that provision and/or under 28 USC §1927 on the basis that attorneys’ fees were unreasonably multiplied during the litigation. The District Court entered an agreed-upon order staying both motions until after a ruling on the pending appeal. Any potential award of fees should be eliminated if the Court of Appeals for the Federal Circuit overturns the District Court’s ruling on the inequitable conduct defense asserted by RJR. Because the likelihood of an unfavorable ruling on the fee motion and bill of cost is not determinable and the amount of any potential assessment cannot be reasonably estimated, no amounts have been accrued for these items in the accompanying condensed consolidated financial statements. The litigation against RJR is the centerpiece of the Company’s announced policy of protecting its intellectual property to which it is the exclusive licensee under the Company’s license arrangement with Regent Court Technologies.

4. Liquidity and Capital Resources:

The Company experienced an increase in revenue and a larger gross loss in the second quarter of 2007 from the sales of its smokeless tobacco products. During the second quarter of 2007, the Company entered into an exclusive seven-year license agreement for license of the Company’s trademarks for the brands Main Street®, Sport® and GSmoke® and the sale of inventoried cases of cigarettes bearing these trademarks. The licensing rights became effective on June 10, 2007 (“Effective Date”). Pursuant to the license agreement, Tantus Tobacco, LLC (“Tantus”) made an initial payment of $600,000 on the agreement date and will make consecutive monthly payments of $100,000 per month for twenty-four months beginning on the first monthly anniversary date of the Effective Date and $3,000 per month thereafter for the duration of the term of the agreement. The first monthly payment was made in July 2007. For the second quarter of 2007, the Company had an operating loss from continuing operations of approximately $(4.0) million and a net loss of approximately $(3.0) million.

The Company’s future prospects are dependent on the improvement in the sales and consumer acceptance of the Company’s low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers; and, in the future, on the Company’s ability to begin generating significant revenues through royalties from the patented tobacco curing process to which Star is the exclusive licensee. However, the Company’s ability to generate revenues through such royalty payments will also be dependent upon the successful completion of the Company’s ongoing patent infringement lawsuit against RJR. In that litigation, the United States District Court for the District of Maryland in January 2007 issued a ruling that the Company’s two patents which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite and, in June 2007, the Court issued a ruling that granted RJR’s inequitable conduct defense with respect to the patents at issue in the case. That ruling and two rulings issued in January 2007, have been appealed to the United States Court of Appeals for the Federal Circuit and are pending before that Court.

The recurring operational losses as well as repayments of long-term debt continue to impose significant demands on the Company’s liquidity. As of June 30, 2007, the Company had working capital of approximately $15.5 million, which included cash of approximately $16.0 million. On June 29, 2007, the Company entered into securities purchase agreements for the sale of stock and exercise of outstanding warrants with total proceeds of $2.2 million. The Company did not receive all of the funds for these purchases until July 5, 2007 and as a result the proceeds are not reflected in the cash and working capital figures as of June 30, 2007.

With its current cash position as well as the proceeds of the securities purchase agreements, the Company anticipates it will have sufficient funds to support operations through the beginning of the third quarter of 2008. However, absent the successful completion of the Company’s ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants or a substantial improvement in revenues and/or royalties from smokeless tobacco products, the Company believes that it will be necessary to pursue additional sources of funds during the second quarter of 2008. However, depending upon market conditions and the price of the common stock, the Company may determine to seek additional funds before that date. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms, if at all.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (continued)

The Company had a consolidated net loss for the second quarter of 2007 of approximately $(3.0) million. For the quarter ended June 30, 2007, sales of smokeless products totaled approximately $0.2 million, an increase of approximately $0.1 million or 109.1%, from approximately $0.1 million during the second quarter of 2006.

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

The Company is currently appealing to the United States Court of Appeals for the Federal Circuit two decisions issued by the United States District Court for the District of Maryland in January 2007, and the Court’s ruling on inequitable conduct issued on June 26, 2007. The Company anticipates incurring significant expenses in terms of legal fees and costs, some of which have been prepaid, in connection with the RJR litigation for the foreseeable future.

5. Discontinued operations:

On May 10, 2007, the Company entered into an exclusive seven-year license agreement with Tantus for the license of the Company’s trademarks Sport®, Main Street® and GSmoke® and the sale of an amount of Star Tobacco’s inventoried cases of cigarettes bearing these trademarks. The licensing rights became effective on June 10, 2007 (“Effective Date”). Pursuant to the license agreement, Tantus made an initial payment of $600,000 on the agreement date and will make consecutive monthly payments of $100,000 per month for twenty-four months beginning on the first monthly anniversary date of the Effective Date and $3,000 per month thereafter for the duration of the term of the agreement. The first monthly payment was made in July 2007. While Star Tobacco, Inc. continues to have the ability to manufacture and sell cigarettes, as of June 8, 2007 it stopped selling the three licensed brands and is focusing its efforts on the manufacture and sale of its dissolvable low-TSNA smokeless tobacco products, as opposed to cigarettes. Although the Company continues to hold legal ownership of the licensed trademarks, the Company has accounted for this licensing agreement as a sale since the agreement is non-cancellable, has established a fixed fee for the rights to the trademarks and the Company under the license agreement has no significant obligation to provide future services beyond maintenance of the trademarks. Therefore, on the Effective Date of the agreement, the Company recorded a gain on the sale of the licensing rights based upon the present value of the total proceeds to be received of approximately $2.9 million using a discount rate of 9.25% net of approximately $600,000 of costs associated with the licensing rights under this transaction. Given the nature of the license agreement with Tantus, the Company also has classified its cigarette business as a discontinued operation beginning in the second quarter of 2007 and the results of operations, financial position and cash flows are separately reported for all periods presented as the cigarette operations and cash flows will be eliminated from ongoing operations and the Company will not have any significant continuing involvement in these operations.

The following represents a summary of the Company’s operating results and the gain on a disposition of the cigarette operations.

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2007	2006	2007	2006
Net sales	$4,848,328	$9,442,360	$9,116,634	$17,911,355
Cost of goods sold	5,233,498	7,429,885	9,337,287	14,177,328

Gross margin (loss)	(385,170)	2,012,475	(220,653)	3,734,027
Operating Expenses	970,365	1,385,334	2,048,325	2,726,037

Operating income (loss)	(1,355,535)	627,141	(2,268,978)	1,007,990
Gain on disposition net of income tax	2,354,300	—	2,354,300	—

Total from discontinued operations	$998,765	$627,141	$85,322	$1,007,990

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (continued)

Assets and liabilities of the discontinued operations consist of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)	(Unaudited)
Current assets:
Accounts receivable, trade	$559,254	$4,701,337
Inventory	506,203	1,121,463
Prepaid expenses	—	159,649

Total current assets	$1,065,457	$5,982,649

Non-current assets:
Equipment, net	—	25,112
Intangible assets, net	—	33,293

Total non-current assets	$—	$58,405

Current liabilities:
Accounts payable	22,247	417,050
Accrued expenses	239,379	108,250
Accrued Federal excise taxes payable	—	896,366

Total current liabilities	$261,626	$1,421,666

6. Sale of Tobacco Curing Barns:

During March 2007, the Company sold approximately 990 tobacco curing barns for cash proceeds of approximately $11.6 million. These sales resulted in a gain of approximately $5.3 million. The Company continues to own approximately 40 tobacco curing barns, a portion of which will be used to ensure a supply of very-low TSNA tobacco for its smokeless tobacco products. In March 2007, in connection with the sale and the release of certain of the tobacco curing barns from a security interest initially granted to B&W, the Company paid RJR (the remaining entity from the 2004 combination of RJR and B&W) approximately $2.9 million on its long-term debt. That payment was applied against Note “A” of the original B&W debt and will reduce principal payments on that note for approximately forty months beginning April 1, 2007.

7. Assignment of Interest Income and Reversionary Interest in the MSA Escrow Accounts:

On March 14, 2007, the Company sold the rights, title and interest in and to all income from and reversionary interest in the MSA escrow accounts, including the Company’s 2006 MSA escrow deposits made in April 2007, in each case for an amount of cash equal to $0.30 on each dollar deposited, for total cash proceeds of approximately $11.6 million. While the escrow accounts will remain in the Company’s name and be available to satisfy judgments or settlements by the Settling States for twenty-five years after deposit, the Company no longer will receive the interest generated by the MSA escrow accounts and will have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy a portion of any such judgments or settlements by the Settling States. As a result, the Company recognized a loss of approximately $(26.8) million on the sale of the interest stream and reversionary interest in the MSA escrow accounts during the quarter ending March 31, 2007.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (continued)

8. Long-term debt:

Long-term debt consists of the following as of June 30, 2007:

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

$13,528,756
Note payable due B&W, converted from accounts payable, interest at prime plus 1%, payable in monthly installments of $250,000 plus interest. This note was fully paid as of August 1, 2007.	461,743

13,990,499
Less current maturities	2,073,671

$11,916,828

The annual maturities of long-term debt, without regard to potential royalty reductions, are as follows:

Twelve months ending June 30,
2008	$2,073,671
2009	1,611,928
2010	1,611,928
2011	2,423,603
2012	2,497,392
Thereafter	3,771,977

Total notes payable and long-term debt	$13,990,499

9. Stockholders’ equity:

Subscription for the sale of equity securities and exercise of warrants

On June 29, 2007, the Company entered into Securities Purchase and Registration Rights Agreements with Joseph L. Schwarz (the “Schwarz Agreement”), one of the Company’s largest private investors and Joseph Rice, Esquire (the “Rice Agreement” and together with the Schwarz Agreement, the “June 2007 Agreements”). The Company did not receive all of the proceeds of $2,200,000 for the purchase of the common stock and exercise of the warrants until July 5, 2007, and the shares were not issued until that date. Therefore, these shares are included in the accompanying condensed consolidated balance sheet as common stock to be issued and as stock subscription receivable.

Pursuant to the Schwarz Agreement, the Company entered into an agreement to sell to Mr. Schwarz a total of 750,000 shares of the Company’s common stock for an aggregate purchase price of $750,000. Additionally, the Company agreed to reset the per share exercise price of certain existing warrants for 1,250,000 shares of common stock held by Mr. Schwarz or his IRA, which were due to expire on June 30, 2007, from $3.50 and $3.00 to $1.00 for 750,000 and 500,000 underlying the shares of common stock, respectively. In exchange for the re-pricing, Mr. Schwarz agreed to exercise the re-priced warrants in their entirety whereby Mr. Schwarz agreed to purchase 1,250,000 shares of common stock for an aggregate of $1,250,000. Further, pursuant to the Schwarz Agreement, the Company agreed to grant Mr. Schwarz warrants, at an exercise price of $1.00 per share, to purchase an additional 2,000,000 shares of common stock exercisable until July 14, 2011. The warrants are callable by the Company if the price of the common stock exceeds $5.00 per shares as quoted on an approved market for twenty consecutive trading days.

Pursuant to the Rice Agreement, the Company sold to Mr. Rice, for an aggregate purchase price of $200,000, a total of 200,000 shares of common stock and warrants, at an exercise price of $1.00 per share, to purchase an additional 200,000 shares of common stock by July 14, 2011. The warrants are also callable by the Company if the price of the common stock exceeds $5.00 per share as quoted on an approved market for twenty consecutive trading days.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (continued)

Manchester Warrants

In connection with the June 2007 Agreements, the Company was required to adjust the exercise price and the number of warrants issued to Manchester Securities Corporation (“Manchester”) under a 2004 warrant agreement for 531,435 shares as previously adjusted (the “2004 Warrants”). Under the terms of the 2004 Warrants, since the Company, pursuant to the June 2007 Agreements, sold shares of common stock at an effective price per share below $3.78 per share, Manchester was entitled to a reduction in the exercise price of the 2004 Warrants from $3.78 per share to approximately $3.71 per share and to receive an additional grant of 10,552 warrants.

Extension of Terms of Warrants to Stockholder

On February 27, 2007, the Company and Joseph L. Schwarz, the beneficial holder of warrants issued March 3, 2006 and set to expire on February 28, 2007, to purchase a total of 1.2 million shares of the Company’s common stock, at an exercise price of $3.00 per share, amended each of the warrants by extending the termination date of the exercise period to June 30, 2007 and increasing the exercise price from $3.00 per share to $3.50 per share. A portion of these warrants were exercised under the Schwarz Agreement in June 2007.

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

Common stock options issued, redeemed and outstanding during the six months ended June 30, 2007 are as follows:

	Number	Weighted Average Exercise Price Per Share
Options:
Outstanding at December 31, 2006	5,219,500	$2.11
Granted during the six months ended June 30, 2007	100,000	1.13
Forfeited and/or expired during the six months ended June 30, 2007	—	—
Exercised during the six months ended June 30, 2007	(36,300)	2.23

Options outstanding at June 30, 2007	5,283,200	$2.09

The following table summarizes information for options outstanding and exercisable at June 30, 2007.

Range of Prices	Options Outstanding				Exercisable
	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Weighted Avg.		Aggregate Intrinsic Value
					Number	Exercise Price
$1.00-2.00	2,613,000	2.80	$1.68		2,513,000	$1.70
2.01-3.00	955,200	3.86	2.84		905,200	2.84
3.01-4.00	1,050,000	4.60	3.87		1,025,000	3.87
4.01-5.00	550,000	6.31	4.77		550,000	4.77
5.01-6.25	115,000	6.86	5.16		115,000	5.16

$1.00-6.25	5,283,200	3.80	$2.09	$—	5,108,200	$2.17	$—

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (continued)

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 was $0.93. A summary of the status of the Company’s nonvested stock options as of June 30, 2007, and changes during the six months then ended, is presented below.

Nonvested Stock Options	Shares (000)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	75,000	$1.13
Granted	100,000	0.93
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2007	175,000	$1.01

As of June 30, 2007, there was approximately $93,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately six months. The intrinsic value of options exercised was $72,518.

10. Income Taxes:

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

Management believes it is reasonably possible that a significant portion of the liability for unrecognized tax benefits could decrease over the next nine to twelve-month period based on the ultimate resolution of the Company’s Internal Revenue Service examination. Approximately $2.2 million of total unrecognized tax benefits, if recognized, would affect the effective tax rate. The earliest tax year of the Company’s tax returns open to examination by a major taxing jurisdiction is 2001.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2007, the Company recognized approximately $75,000 of interest expense associated with uncertain tax positions. As of June 30, 2007, the Company has accrued approximately $1.650 million of interest related to uncertain tax positions which is included in Liability for unrecognized tax benefits in the accompanying June 30, 2007 condensed consolidated balance sheet.

Although the Company expects to report a net operating loss for the year ended December 31, 2007, current income tax expense for the first six months ended June 30, 2007 of $157,000 has been recorded due to the imposition of the alternative minimum tax on income earned in the six months ended June 30, 2007. The income tax expense included in the condensed consolidated statement of operations for the six months ended June 30, 2007, is based on the estimated annual effective tax rate of 37.45% for the year ended December 31, 2007. The effective tax rate for the six months ended June 30, 2007 differs from the U.S. Federal statutory rate primarily due to state income taxes and alternative minimum taxes. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as estimates of taxable income for the year are increased or decreased. As of June 30, 2007, the Company had net operating loss carry-forwards available to offset future Federal taxable income of approximately $79 million, subject to certain limitations, which will expire from 2009 through 2025.

In 2004, the Company was notified that its 2001 tax return had been selected for examination by the Internal Revenue Service (“IRS”). In the course of its conduct of this examination, the IRS has expanded the scope of the examination to include all of the Company’s returns that have been filed for the years ended December 31, 2002 through 2004. In 2005, the Company’s request for a private letter ruling, which related to the years under IRS examination, was resolved generally in its favor. The statute of limitations for taxable years 2001 and 2002 have been extended by mutual agreement through September 15, 2008. All information requested by the IRS in connection with its examination has been provided by the Company. The IRS may request additional information as the examination is ongoing. In May 2007, the Internal Revenue

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (continued)

Service proposed adjustments which would result in a tax liability to the Company if sustained, although the Company believes that these adjustments would not be sustained and accordingly has not provided for such potential liability in its consolidated financial statements. The Company has filed an appeal at the agency level to the initial determination of proposed adjustments by the IRS field agent. This administrative appeal is pending. The Company believes the returns filed for such years are substantially correct and intends to vigorously contest any proposed liability through all available means including judicial proceedings if necessary.

11. Commitments and Contingencies:

Legal Proceedings

RJR Litigation

In May 2001, Star filed a patent infringement action against RJR in the United States District Court for Maryland, Southern Division to enforce Star’s rights under U.S. Patent No. 6,202,649 (‘649 Patent), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR in the same Court based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the ‘649 Patent, and on August 27, 2002, the two suits were consolidated.

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

On January 19, 2007, the Court granted RJR’s Motions for Summary Judgment in part and denied these motions in part. On its Motion for Summary Judgment on the Effective Filing Date of the Patents, the Court established September 15, 1999 as the effective filing date, but denied RJR summary judgment of invalidity with regard to the patents-in-suit. On RJR’s Motion for Summary Judgment on Indefiniteness, the Court granted the motion on the basis that the term “anaerobic condition” was indefinite. In its January 2007 ruling, the District Court indicated that it would issue its ruling on RJR’s inequitable conduct defense by the end of February. After filing a motion to permit the case to proceed on appeal on an interlocutory basis as to the rulings issued in January and a Petition for a Writ of Mandamus in the Federal Circuit Court of Appeals to require issuance of the decision on the inequitable conduct defense, the Court ultimately issued its decision on the inequitable conduct defense on June 26, 2007. In its ruling the Court held the two patents unenforceable due to inequitable conduct in their procurement, and a final judgment against the Company was docketed on June 27, 2007. The Company the next day filed a notice of appeal as to the rulings issued in January and as to the ruling on the inequitable conduct defense.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (continued)

This appeal is currently pending before the United States Court of Appeals for the Federal Circuit and the Company expects to file its opening appeal brief by early September. Following entry of judgment, RJR filed a motion for a bill of cost in the amount of $240,659. RJR also filed a motion requesting the District Court to determine that this is an “exceptional” case under 35 USC § 285 and award attorneys’ fees of approximately $22 million under that provision and/or under 28 USC § 1927 on the basis that attorneys’ fees were unreasonably multiplied during the litigation. The District Court entered an agreed-upon order staying both motions until after a ruling on the pending appeal. Any potential award of fees should be eliminated if the Court of Appeals for the Federal Circuit overturns the District Court’s ruling on the inequitable conduct defense asserted by RJR. Because the likelihood of an unfavorable ruling on the fee motion and bill of cost is not determinable and the amount of any potential assessment cannot be reasonably estimated, no amounts have been accrued for these items in the accompanying condensed consolidated financial statements.

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

Virginia Sales and Use Tax Assessment

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115. The Company applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, the Company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to the Company and that the sales and use tax assessment plus penalties and interest together, as of October 7, 2004, totaled approximately $988,000. The Company continues to challenge this assessment and has filed a request for reconsideration with the Commissioner of Taxation, and is prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While the Company is optimistic that its request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed the Company will be required to pay the tax, penalties and interest due. The Company does not believe that it is probable that an obligation has been incurred and as a result no amounts have been accrued for this cost.

Other

On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In its response, the Company requested that the grant be extended for an additional year, given certain delays which had been encountered in connection with the launch of its smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA that sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. In late October 2006, the Company received a request for a further update on the status of this grant. The Company in November 2006, submitted a further response and requested a further extension of the grant. Depending on the level of investment and hiring recognized by the State, the Company may be required to return some or all of the $300,000 in grant funding, but the Company’s management believes it is not probable that the Company will be required to repay this amount.

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

SEE ADDITIONAL DISCUSSION UNDER “RISK FACTORS” IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FILED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION (“SEC”) ON MARCH 16, 2007, AS AMENDED ON FORM 10-K/A ON APRIL 30, 2007, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY’S OTHER FILINGS WITH THE SEC. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR ADVISE UPON ANY SUCH FORWARD- LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Overview

Company Mission

Star Scientific, Inc. (“Star”) and its wholly-owned subsidiaries, Star Tobacco, Inc. and Star Pharma, Inc. (“ST” and “ST Pharma”, respectively, and together with Star, the “Company”) are technology-oriented tobacco companies with a mission to reduce toxins in tobacco leaf and tobacco smoke. The Company is engaged in:

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

(3) the licensing of trademarks for certain cigarette brands owned by the Company and, potentially, the sale of cigarette products in the future, although the Company intends to focus its activities on the sale of its low-TSNA dissolvable smokeless tobacco products, consistent with its previously announced corporate mission to transition from the sale of cigarettes to low-TSNA smokeless tobacco products; and

(4) the development of pharmaceutical products that have a botanical tobacco component to treat smokeless tobacco dependence and a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression.

Our long-term focus continues to be the research, development and sale of products, particularly very low-TSNA smokeless tobacco products, that expose adult tobacco users to lower levels of toxins, as well as licensing of our low-TSNA technology. Our overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products, both in the form of low-TSNA smokeless tobacco products and tobacco-based botanical pharmaceutical products. We fully accept the evidence that links smoking tobacco with a variety of diseases and premature death and we believe it is highly unlikely that the health risks of smoked tobacco can be completely eliminated and that no safe cigarettes will ever be manufactured. We believe we were the first company to state unequivocally that “there is no such thing as a safe cigarette”. Further, we were the first company to affix to the back of the package of our first premium low-TSNA product, Advance ®, a package “onsert” which contained not only scientifically verified comparative content data, but also additional health warnings. Nevertheless, in a world where an estimated 1.3 billion people smoke and use other conventional tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, we believe we have a corporate responsibility to continue our research and development efforts to manufacture tobacco products in the least hazardous manner possible, given available technology, particularly through the StarCured ® tobacco curing process. While we have deferred our research projects because of cost-cutting efforts necessitated by our lack of available working capital, we recently announced the restructuring of the Company and the incorporation of a new pharmaceutical subsidiary to pursue efforts for approval of pharmaceutical products that use a botanical tobacco component to treat smokeless tobacco addiction and a range of neurological conditions. The extent of those efforts will depend on our ability to obtain funding for the new efforts and, in part, on the results of the RJR litigation. On May 10, 2007, the Company entered into a license agreement with Tantus for the Company’s trademarks Sport®, Main Street® and GSmoke®. Under the license agreement, the Company stopped selling those brands as of June 8, 2007, and is focusing its efforts on the manufacture and sale of our dissolvable low-TSNA smokeless tobacco products as opposed to cigarettes, consistent with the Company’s previously announced intent to concentrate on the sale of low-TSNA smokeless tobacco, as opposed to combusted tobacco products.

We believe we have the technology, through our exclusive patent licenses, to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to the lowest possible levels (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below) and have demonstrated that our method for curing tobacco using the StarCured® tobacco curing process can be scaled up to meet broad commercial needs in the United States and abroad. Our focus on very low-TSNA, non-fermented smokeless tobacco products (in addition to licensing of our technology) is based, in part, on the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens. The Company is the exclusive licensee of two patents that are the subject of its ongoing lawsuit against RJR. The United States District Court for the District Court of Maryland in the RJR patent infringement litigation in January 2007, issued a decision holding that the patents at issue in this case which relate to methods to substantially prevent the formation of TSNAs are invalid because they are indefinite as to the term “anaerobic condition”. In June 2007, the District Court also granted RJR’s defense of inequitable conduct before the Patent Office. The Company has filed an appeal with the United States Court of Appeals for the Federal Circuit of the two January 2007 rulings and the ruling on the inequitable conduct defense and that appeal is pending. The outcome of this litigation is crucial for the Company with respect to its ability to expand the value of its patents and is currently the primary focus of the Company’s efforts to defend and enforce its intellectual property rights.

Through our StarCured® tobacco curing program in the period 1999-2003, the Company purchased or arranged for the purchase of very low-TSNA flue-cured tobacco (cured by farmers using the StarCured® tobacco curing process), for resale to Brown & Williams Tobacco Corporation (“B&W”). The Company suspended the purchase and sale of such low-TSNA flue-cured tobacco in 2004 after B&W indicated it would not make further purchases from us. Because of our inability to purchase tobacco from our participating farmers, the Company in 2007 sought to disband its StarCured® tobacco curing program and to sell the tobacco curing barns that were being maintained by the participating farmers to those farmers or to other third parties. In March 2007, the Company sold approximately 990 of our tobacco curing barns. The sale of these barns was made exclusively to farmers who were participants in the Company’s StarCured® tobacco curing program.

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

Prospects for Our Operations

We experienced revenue of approximately $0.3 million in the first half of 2007 from continuing operations and a gross loss of approximately $(0.8) million for the first half of 2007. Overall, the net loss during the first half of 2007 was $(29.5) million. This reflects the impact of the $(27.0) million loss associated with the sale of the interest stream and reversionary interest in the MSA escrow accounts, an operating loss of approximately $(7.5) million and a minimal charge due to discontinued operations of approximately $80,000, that were offset by the $5.3 million gain from the sale of approximately 990 tobacco curing barns.

Our future prospects are dependent on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and, in particular, on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through such royalty payments will also be dependent upon the successful completion of our ongoing patent infringement lawsuit against RJR.

The recurring losses generated by operations continue to impose significant demands on the Company’s liquidity. As of June 30, 2007, the Company had approximately $15.5 million of working capital of which approximately $16.0 million is cash. On June 29, 2007, the Company entered into securities purchase agreements for the sale of stock and exercise of outstanding warrants with total proceeds of $2.2 million. The Company did not receive all of the funds for these purchases until July 5, 2007 and as a result the proceeds are not reflected in the cash and working capital figures as of June 30, 2007.

The Company anticipates it will have sufficient funds to support operations through the beginning of the third quarter of 2008. However, absent the successful completion of the Company’s ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants or a substantial improvement in revenues and/or royalties from smokeless tobacco products, the Company believes that it will be necessary to pursue additional sources of funds during the second quarter of 2008. However, depending upon market conditions and the price of the common stock, the Company may determine to seek additional funds before that date.

Discount Cigarettes. Since 2000, our discount cigarette business experienced a significant decline in sales, partly caused by intensified pricing competition from wholesalers selling deeply discounted foreign manufactured cigarettes. In May 2007, we entered into a license agreement with Tantus for the exclusive license of the Company’s trademarks Main Street®, Sport® and GSmoke®, in return for licensing fees during the seven-year term of the license agreement and beyond, if the license is renewed. As part of the license agreement, we stopped selling cigarettes under the Main Street® , Sport® and GSmoke® brands as of June 8, 2007. Although we retain the right to manufacture and sell other cigarette brands, we intend to focus our efforts in the future on the sale of low-TSNA dissolvable smokeless tobacco products, as opposed to cigarettes. Given that fact, we have accounted for our cigarette operations as “discontinued operations” in the accompanying condensed consolidated financial statements.

Smokeless Tobacco. Sales of our smokeless products have increased approximately 119.8% from approximately $158,000 in the first half of 2006 to approximately $347,000 in the first half of 2007, but it will take significantly greater sales of smokeless products for this business segment to operate at break-even levels. STONEWALL Hard Snuff ® represents a majority of our hard tobacco sales. We continue to work to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products, and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts, which if successful, would likely contribute to consumer acceptance of our smokeless tobacco products.

Development of Tobacco-based Pharmaceutical Products. In June 2007, we announced the incorporation of a new subsidiary in Delaware to act as a vehicle for the pursuit of a range of tobacco-based pharmaceutical products. These will include products for the treatment of smokeless tobacco dependence, as well as products that would utilize certain monoamine oxidize (MAO) agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkingson’s disease, schizophrenia and depression. It is our intent that the pharmaceutical subsidiary will operate under a sublicense from Star with respect to the intellectual property to which Star is the exclusive licensee, which includes patents for producing tobacco with very low-TSNA levels and patents for using MAO inhibitor in tobacco to treat various neurological conditions. A search is currently underway for a clinical/medical director who would oversee the subsidiary’s anticipated clinical trials and new drug development efforts.

Licensing. We have an exclusive, worldwide license from Regent Court Technologies, LLC under twelve patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. We continue to pursue means of collecting royalties with respect to this curing technology, including through arrangements described below and through our patent infringement lawsuit against RJR. However, in the Company’s patent litigation against RJR, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that two of the Company’s patent which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite, and in June 2007 granted RJR’s defense of inequitable conduct. These decisions have been appealed to the United States Court of Appeals for the Federal Circuit and are pending before that Court. If these decisions are not reversed on appeal, the two patents at issue in the RJR litigation will continue to be invalid and unenforceable.

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

While licensing of our exclusive patent rights is a major potential source of additional revenue for us, full realization of this potential will depend on our ability to successfully defend and enforce our patent rights, and to obtain a reversal on appeal of the decisions issued by the United States District Court for the District of Maryland that the patents at issue in our lawsuit against RJR are invalid because of the indefiniteness of the term “anaerobic condition” and because of inequitable conduct during the prosecution of the patents.

Impact of the MSA and Other Legislation Relating to Cigarettes and Smokeless Tobacco Products. On March 14, 2007, the Company sold the rights, title and interest in and to all income from and reversionary interest in the MSA escrow accounts, including the Company’s 2006 MSA escrow deposits made in April 2007, in each case for an amount of cash equal to $0.30 on each dollar deposited, for total cash proceeds of approximately $11.6 million. While the escrow accounts will remain in our name and be available to satisfy judgments or settlements by the Settling States for twenty-five years after deposit, we no longer will receive the interest generated by the MSA escrow accounts and will have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy portions of any such judgments or settlements by the Settling States. The Company’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

The Company’s MSA escrow obligations have been reduced significantly over time as the Company has decreased sales in MSA states. Further, on May 10, 2007 the Company entered into an exclusive license agreement for the license of the Company’s trademarks Sport®, MainStreet® and GSmoke®. Under the license agreement the Company stopped selling these brands as of June 8, 2007. Although the Company continues to have the ability to manufacture and sell other cigarettes, it intends to focus its efforts on the manufacture and sale of its low-TSNA smokeless tobacco products. As a result, the Company anticipates that its escrow obligations will be further reduced as a result of the change in the focus of its business.

Most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company focused its sales over the last several years in the four states that are not part of the MSA, it had been certified in each of the MSA states where it conducted business. Given its intent to focus on sales of smokeless tobacco products and the licensing of the trademarks for its MainStreet®, Sport® and GSmoke® brands, the Company has sought to withdraw its certification for those brands in the MSA states. Also, most MSA states have amended their qualifying statutes to limit the ability of company’s to cap escrow payments for a particular year so that escrow payments must be made on each cigarette sold in an MSA state. Further, a number of states have required escrow payments to be made quarterly or on some other intermittent schedule. Because the Company intends to limit its sales of cigarettes in the future and is withdrawing the certification of its brands in the MSA states, it will have significantly less exposure for MSA escrow payments on a going-forward basis and does not believe that these types of statutes will impact on its future operations.

A number of states in recent years have enacted legislation that imposed additional fees on manufacturers of cigarettes that had not entered into settlements with the MSA states or the four states that were not part of the MSA. Also, a number of states had enacted statutes that required cigarette manufacturers to certify that products they sold met certain fire safety requirements. These types of statutes had impacted on the Company’s sales of cigarettes in such states and, as a result, we had ceased selling cigarettes in states where additional fees or other requirements had been imposed. Given the fact that under our license agreement with Tantus we ceased selling our Main Street® , Sport® and GSmoke® brands after June 8, 2007, and that we intend to focus our efforts on the sale of smokeless tobacco products, as opposed to cigarettes, such legislative initiatives directed to cigarette sales should not impact our operations in the future.

Beyond restrictions on cigarette sales, a number of states have sought to impose limits on flavors that could be used for smoked, as well as smokeless tobacco products. To date, no states have imposed restrictions on the types of flavors that could be used for smokeless tobacco products, although such legislation has been introduced in Illinois and New York. In June 2007, legislation was enacted in Maine that prohibits the sale of certain flavored cigarettes and cigars. An amendment was also added to the Maine bill that prohibits the sale of dissolvable smokeless tobacco products in that state after September 2007. The Company is considering various options with respect to this amendment, including a potential legal challenge to this ban. Although the Company’s sales of its low-TSNA dissolvable tobacco products in Maine have been de minimis, the passage of similar bans on dissolvable tobacco products by other states could have a negative impact on the Company’s efforts to expand sales of this category of tobacco products. As in previous years, bills providing the FDA with regulatory oversight over all tobacco products have been introduced in both the Senate and House (S.625 and H.R. 1108). On July 31, 2007, the Senate Committee on Health, Education, Labor and Pensions approved the Senate version of the bill. No date has been set for a vote of the full Senate on the bill or for hearings in the House of Representatives on its version of the bill.

The Department of Agriculture, which is responsible for structuring the payment program to tobacco growers under the tobacco quota buyout program, issued regulations relating to the assessment of the buyout cost pursuant to the Fair and Equitable Tobacco Reform Act of 2004 in February 2005. Assessments under the regulations are made quarterly based on the prior quarters taxable amount of cigarettes and other tobacco products removed from bond. Under the statutes and implementing regulations, 96% of the program costs are assessed against cigarette sales and 4% against sale of other tobacco products, including smokeless tobacco. All of the major tobacco companies, as well as the Company, have increased prices to cover the cost of the buyout which have been reflected in higher overall prices for tobacco products, but the impact of this program on the Company’s sales of smokeless tobacco products has been negligible given the greater assessment of costs on cigarette sales.

RJR Litigation. In May 2001, we filed a patent infringement action against RJR in the United States District Court for the District of Maryland, to enforce our rights under U.S. Patent No. 6,202,649 (“`649 Patent”), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, we filed a second patent infringement lawsuit against RJR in the same court based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the `649 Patent, and on August 27, 2002, the two suits were consolidated. See Part II, Item 1 of this report for additional information on the history of this litigation.

A bifurcated bench trial on RJR’s inequitable conduct defense commenced on January 31, 2005. At the conclusion of the trial, the Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it ruled on two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005. In January 2007, the United States District Court for the District of Maryland issued a ruling that the Company’s two patents which are at issue in this litigation are invalid for indefiniteness and further ruled that the patents are not entitled to their claimed priority date. In its January 2007 ruling, the District Court indicated that it would issue its ruling on RJR’s inequitable conduct defense by the end of February. After filing a motion to permit the case to proceed on appeal on an interlocutory basis as to the rulings issued in January and a Petition for a Writ of Mandamus in the Federal Circuit Court of Appeals to require issuance of the decision on the inequitable conduct defense, the Court ultimately issued its decision on the inequitable conduct defense on June 26, 2007. In its ruling the Court held the two patents unenforceable due to inequitable conduct in their procurement, and a final judgment against the Company was docketed on June 27, 2007. The Company the next day filed a notice of appeal as to the summary judgment rulings issued in January and as to the ruling on the inequitable conduct defense. This appeal is currently pending before the United States Court of Appeals for the Federal Circuit and the Company expects to file its opening appeal brief by early September. Following entry of judgment, RJR filed a motion for a bill of cost for $240,659. RJR also filed a motion requesting the District Court to determine that this is an “exceptional” case under 35 USC §285 and award attorneys’ fees of approximately $22 million under that provision and/or under 28 USC §1927 on the basis that attorneys’ fees were unreasonably multiplied during the litigation. The District Court entered an agreed-upon order staying both motions until after a ruling on the pending appeal. Any potential award of fees should be eliminated if the Court of Appeals for the Federal Circuit overturns the District Court’s ruling on the inequitable conduct defense asserted by RJR. Because the likelihood of an unfavorable ruling on the fee motion and bill of cost is not probable and the amount of any potential assessment cannot be reasonably estimated, no amounts have been accrued for these items in the accompanying condensed consolidated financial statements. The litigation against RJR is the centerpiece of the Company’s announced policy of protecting its intellectual property to which it is the exclusive licensee under the Company’s license arrangement with Regent Court Technologies.

Merger of B&W and RJR. In 2004, B&W and certain of its affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the former parent of B&W. We have a variety of agreements with B&W. Given our pending patent infringement lawsuits against RJR, it is difficult to evaluate the precise impact that the transaction between B&W and RJR will have on us and our operations. However, the fact that B&W and RJR have combined their operations could have a negative impact on the range of existing agreements that we entered into with B&W, including future royalties under our agreements relating to the Advance ® low-TSNA cigarette for which no royalties have been received since 2004, and potential royalties. For example, following the combination, RJR took the position in our litigation that the new operating entity established as a result of this combination transaction assumed all of the rights and obligations under the agreements previously entered into between us and B&W, and moved to dismiss the case on that basis. After full briefing, the Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign the Star/B&W agreements to the new subsidiary, that we had not consented to the assignment and that the de facto merger doctrine did not apply to vitiate the need for our consent. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations did not impact on the claims asserted by us in the patent litigation.

B&W previously granted us a number of concessions under our agreements, including deferred interest and principal payments, consent to our incurrence of additional indebtedness and agreement to modify the now-terminated Hard Tobacco Agreement to allow us to pursue similar licensing arrangements with third parties. The failure to grant similar concessions in the future could have a number of adverse consequences, including restricting the pursuit of business opportunities with B&W or third parties, limiting the Company’s ability to raise funds through debt financing and requiring payment of our obligations to B&W.

Results of Operations

The Company’s unaudited condensed consolidated results for the three and six month periods ended June 30, 2007 and 2006 are summarized in the following table:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2007	2006	2007	2006
Net sales	$196,168	$93,815	$347,305	$158,019
Cost of goods sold	688,460	432,930	1,159,333	850,424
Federal excise tax	2,336	1,673	3,992	1,673
Department of Agriculture Payment	249	67	405	121

Gross loss	(494,877)	(340,855)	(816,425)	(694,199)

Total operating expenses	3,354,654	2,556,863	6,638,132	5,734,771

Operating loss	(3,849,531)	(2,897,718)	(7,454,557)	(6,428,970)

Net loss from continuing operations	$(3,991,357)	$(2,918,448)	$(29,550,388)	$(6,530,543)

Discontinued operations	$998,765	$627,141	$85,322	$1,007,990

Net loss	$(2,992,592)	$(2,291,307)	$(29,465,066)	$(5,522,553)

Continuing Operations:
Loss per common share	$(0.05)	$(0.04)	$(0.37)	$(0.09)
Net Income:
Loss per common share	$(0.04)	$(0.03)	$(0.37)	$(0.07)
Weighted average shares outstanding	79,287,715	77,151,415	79,283,966	77,371,195
Diluted weighted average shares outstanding	79,287,715	77,151,415	79,283,966	77,371,195

Second Quarter 2007 Compared with Second Quarter 2006

Net Sales. During the second quarter of 2007, Star continued to market two very low-TSNA smokeless tobacco products – ARIVA® and STONEWALL Hard Snuff®. The sales of smokeless products increased approximately 109.1% in the second quarter of 2007 to approximately $196,000 from approximately $94,000 during the second quarter of 2006, as the Company worked to expand the distribution of its smokeless tobacco products, particularly STONEWALL Hard Snuff® to new distributors and chain store accounts and introduced a “natural” Stonewall flavor in March 2007. However, it will take significantly greater sales of smokeless products for this business segment to operate at breakeven levels. STONEWALL Hard Snuff ® now represents a majority of the Company’s hard tobacco sales and the Company has sought to increase the number of chain store accounts carrying the product and to explore licensing opportunities with other tobacco companies for its dissolvable low-TSNA smokeless products.

The Company’s net sales of ARIVA® also increased compared to the results in the second quarter of 2006. Acceptance of ARIVA® as an alternative to cigarettes has continued to be adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) the continuing impact of publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups that appeared in various newspapers and FDA filings following the introduction of the product; (4) ARIVA® requires smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop name brand recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users. While STONEWALL Hard Snuff ®, as a smokeless tobacco product, is more familiar to adult consumers of smokeless tobacco in terms of use and taste, sales of both STONEWALL Hard Snuff® and ARIVA® have been impacted by the Company’s working capital constraints over the last several years which have resulted in limited expenditures for marketing and product placement. During the second quarter of 2007 no royalties were paid to the Company for sales of low-TSNA smokeless tobacco, other low-TSNA products or low-TSNA tobacco.

Gross Profits. The gross loss for the Company’s smokeless tobacco products was approximately $(0.5) million for the second quarter of 2007, compared with a loss of approximately $(0.3) million during the second quarter of 2006. Federal excise taxes as well as the US Department of Agriculture payments required from smokeless tobacco products are de minimis. The Company’s cigarette operations were reported as discontinued operations for both periods as was the income from the Tantus licensing agreement.

Total Operating Expenses. Total operating expenses increased by approximately $0.8 million to approximately $3.4 million for the second quarter of 2007 from approximately $2.6 million for the second quarter of 2006. General and administrative costs increased by approximately $0.6 million and marketing and distribution costs increased by approximately $0.2 million. Research and development costs remained approximately the same in both periods.

Marketing and Distribution Expenses. Marketing and distribution expenses totaled approximately $0.3 million for the second quarter of 2007, an increase of approximately $0.2 million compared with approximately $0.1 million for the second quarter of 2006. This was primarily due to the increased marketing costs for distributing smokeless tobacco products. The increase also reflects increases in marketing and transportation costs as a result of primarily using package shippers rather than full trucks for delivery of the smokeless tobacco products and costs associated with the introduction of the “Natural” brand of STONEWALL Hard Snuff® and the preparation for launch of a “Java” blend.

General and Administrative Expenses. General and administrative expenses totaled approximately $3.1 million for the second quarter of 2007, an increase of approximately $0.6 million, compared with approximately $2.4 million for the second quarter of 2006. During the second quarter of 2007, there were increased legal expenses of approximately $0.3 million, a portion of which were associated with the appeal of the rulings issued by the District Court in January 2007 and June 2007 in the Company’s patent infringement litigation against RJR and other legal costs relating to the restructuring of the Company to be in a position to pursue the development of tobacco-based pharmaceuticals through a separate subsidiary. The Company anticipates total legal costs of approximately $0.7 million in connection with the appeal in the RJR litigation (of which $0.5 million was paid in the first quarter of 2007 with approximately $0.2 million expensed during the first six months of 2007) and an additional cost of approximately $1.0 million for completion of the trial portion of its patent infringement litigation assuming success on appeal. Increased insurance costs of approximately $0.2 million and increased costs for business travel of $0.2 million as well as decreased facility costs of approximately $0.1 million occurred in the second quarter of 2007 versus the second quarter of 2006.

Research and Development Expenses. There were de minimis costs of approximately $27,000 during the second quarter of 2007 and approximately $13,000 during the second quarter of 2006. Consistent with its efforts to cut costs, the Company has deferred certain research projects since late 2003. The Company expects to maintain its spending on research at a de minimis level while it continues to concentrate on the appeal of its patent infringement lawsuit against RJR and expanded sales of its low-TSNA smokeless tobacco products. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred as a result of its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities.

Interest Income and Expense. The Company had interest income of $204,655 in the second quarter of 2007 and interest expense of $331,506, for a net interest expense of $126,851. This compares to interest income of $483,066 and interest expense of $503,796 for a net interest expense of $20,730 in the second quarter of 2006. The lower interest income during the second quarter of 2007 is the result of the sale of the interest stream in our MSA escrow accounts, which is offset somewhat by interest earned on higher cash balances. In the past, the Company received for its own account the current interest on the amounts in escrow. As a result of the sale and assignment of the interest stream and reversionary interest in its MSA escrow accounts, the Company will not receive any further interest payments on the escrow accounts after the sale. The decrease in the interest expense relates directly to the reduction in debt due to B&W and the restructuring of debt payments as a result of payment of approximately $2.9 million against the long-term B&W debt in March 2007. On January 1, 2006, the Company began paying interest and principal on its long-term notes from B&W, which as of June 30, 2007, had a principal balance of approximately $13.5 million.

Income Tax Expense. The Company incurred an expense of $50,000 for interest on liabilities for unrecognized tax benefits during the second quarter of 2007. However, the losses during the second quarter of 2007 reduced the tax exposure of the Alternative Minimum Tax from gains in the first quarter, resulting in $83,000 of net tax benefit. As of January 1, 2007, the Company recorded a $2.1 million liability for unrecognized tax benefit as a charge to beginning accumulated deficit and the resulting interest on the unrecognized tax benefit was charged during the first six months of 2007. During the second quarter of 2006, the Company had no income tax expense due to net losses.

Net Loss. The Company had a net loss of approximately $(3.0) million for second quarter of 2007 compared with a net loss of approximately $(2.3) million reported in the second quarter of 2006. The net loss in the second quarter of 2007 primarily reflects the impact of a loss from continuing operations of approximately $(4.0) million, offset somewhat by approximately $1.0 million of gain from discontinued operations. The results in the second quarter of 2006 reflected a net loss of approximately $(2.3) million, which included a loss from continuing operations of approximately $(2.9) million offset by a profit from discontinued operations of $0.6 million.

Discontinued Operations. The Company’s discontinued operations for the three and six month periods ended June 30, 2007 and 2006 are summarized in the following table:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2007	2006	2007	2006
Net sales	$4,848,328	$9,442,360	$9,116,634	$17,911,355
Cost of goods sold	5,233,498	7,429,885	9,337,287	14,177,328

Gross margin (loss)	(385,170)	2,012,475	(220,653)	3,734,027
Operating Expenses	970,365	1,385,334	2,048,325	2,726,037

Operating income (loss)	(1,355,535)	627,141	(2,268,978)	1,007,990
Gain on disposal, net of income taxes	2,354,300	—	2,354,300	—

Total from discontinued operations	$998,765	$627,141	$85,322	$1,007,990

During the second quarter of 2007, the Company’s cigarette sales decreased by 48.7% to $4.8 million compared to approximately $9.4 million during the second quarter of 2006. The decreased number of cigarettes sold reflected the Company’s efforts to continue to operate in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota, and to aggressively limit sales in MSA states in the first two months of the quarter. Also, sales were impacted by the fact that we ceased selling the trademarked brands licensed to Tantus under our May 10, 2007 license agreement as of June 8, 2007. Cigarette shipments in the second quarter of 2007 totaled approximately 18.8 truckloads. This compares with approximately 34.7 truckloads in the second quarter of 2006. Under the licensing agreement with Tantus while Star Tobacco, Inc. continues to have the ability to manufacture and sell cigarettes, it is now focusing its efforts on the manufacture and sale of its dissolvable low-TSNA smokeless tobacco products, as opposed to cigarettes.

The average sales price per carton was approximately $7.45 per carton during the second quarter of 2007, compared to approximately $7.86 per carton during the second quarter of 2006. The sales price for the second quarter of 2007 is a decrease of $0.41 per carton or approximately 5.2% compared with the second quarter of 2006 and reflects, in part, the agreement to sell Tantus inventoried product at a reduced price as part of the May 10, 2007 license agreement.

Gross profit decreased approximately $2.4 million to a loss of $(0.4) million for the second quarter of 2007 from a profit of approximately $2.0 million during the second quarter of 2006. The decrease was primarily due to lower production volume and an increase in per carton cost of goods sold. The Federal Excise Taxes have remained constant at $3.90 per-carton for both periods.

For discount cigarettes sales during the second quarter of 2007, the Company’s cost-of-goods sold increased by approximately 31.3% to a blended average of approximately $3.27 per-carton, compared with a blended average cost of approximately $2.49 per carton during the second quarter of 2006. This increase was attributable to the lower volume of production in the second quarter of 2007.

Marketing and Distribution expenses totaled approximately $1.0 million for the second quarter of 2007, a decrease of approximately $0.4 million, compared with $1.4 million for the second quarter of 2006. This was primarily due to the fact that as of June 10, 2007, the Company terminated thirty-one field sales force staff in Texas and Mississippi, and for the final twenty days of the second quarter, there were no field sales force salaries or expenses for these employees. However, a majority of these salespersons are continuing to sell the Company’s smokeless tobacco products under a cooperative marketing arrangement provided in the Tantus license agreement.

During the second quarter of 2007, there was also a write-down of equipment for $22,583, as well as a loss for the transfer of salesperson contingency funds to Tantus of $180,041.

The Company recorded a gain on the sale of the licensing rights under the Tantus license agreement based upon the present value of the total proceeds to be received of approximately $2.9 million using a discount rate of 9.25% net of approximately $600,000 of costs associated with the licensing right under this transaction. This resulted in a gain on licensing rights from discontinued operations of approximately $2.4 million which was recognized during the second quarter of 2007. There was no similar gain from licensing rights in the same period in 2006. The overall gain for discontinued operations for the second quarter of 2007 totaled approximately $1.0 million as compared to a gain of approximately $0.6 million for the second quarter of 2006.

First Six Months of 2007 Compared with First Six Months of 2006

Net Sales. During the first half of 2007, the Company’s sales of ARIVA® and STONEWALL Hard Snuff® increased by approximately 119.8%, from $158,000 in the first six months of 2006 to $347,000 in the first six months of 2007. STONEWALL Hard Snuff® now represents a majority of the Company’s hard tobacco sales as the Company worked to expand the distribution of its smokeless tobacco products, particularly STONEWALL Hard Snuff® to new distributors and chain store accounts and introduced a “natural” Stonewall flavor in March 2007. However, it will take significantly greater sales of smokeless products for this business segment to operate at breakeven levels. STONEWALL Hard Snuff ® now represents a majority of the Company’s hard tobacco sales and the Company has sought to increase the number of chain store accounts carrying the product and explore licensing opportunities with other tobacco companies for its dissolvable low-TSNA smokeless products.

Beginning in 2002, ARIVA® was broadly distributed in retail outlets throughout the United States. ARIVA® is currently available at numerous convenience stores and through the major national drug store chains.

Gross Profits. The gross loss for the Company’s smokeless tobacco products increased to approximately $(0.8) million for the first half of 2007 compared with a loss of approximately $(0.7) million during the first half of 2006. Federal excise taxes as well as the US Department of Agriculture payments required from smokeless tobacco product sales are de minimis. The Company’s cigarette operations were reported as discontinued operations for both periods as was the income from the Tantus licensing agreement.

Total Operating Expenses. Total operating expenses increased by approximately $0.9 million to approximately $6.6 million for the first six months of 2007 from approximately $5.7 million for the first six months of 2006. During these same periods, general and administrative costs increased by approximately $0.5 million and marketing and distribution costs increased by approximately $0.4 million. Research and development costs remained approximately the same during both periods.

Marketing and Distribution Expenses. Marketing and Distribution expenses for smokeless products totaled approximately $0.6 million for the first six months of 2007, an increase of approximately $0.4 million over the expense of approximately $0.2 million in the first six months of 2006. This was primarily due to the restructuring of the sales force as well as the increased marketing costs for promotion and distribution of smokeless tobacco products, particularly the new Natural and Java blends of STONEWALL Hard Snuff®. Also, several sales personnel who had been primarily selling cigarettes with a secondary attention on smokeless tobacco products were assigned to sell only smokeless tobacco products upon execution of the Tantus licensing agreement. The increase also reflects increases in marketing and transportation costs as a result of primarily using package shippers rather than full trucks for delivery of smokeless tobacco products.

General and Administrative Expenses. General and Administrative expenses totaled approximately $6.0 million for the first six months of 2007, which is an increase of approximately $0.5 million from the approximately $5.5 million in the first six months of 2006. During the first half of 2007, there were increased legal expenses of approximately $0.5 million, a portion of which were associated with the appeal of the rulings issued by the District Court in January 2007 and June 2007 in the Company’s patent infringement litigation against RJR. The Company anticipates total legal costs of approximately $0.7 million in connection with the appeal process (of which $0.5 million was paid in the first quarter of 2007 and approximately $0.2 million expensed during the first six months of 2007) and an additional cost of approximately $1.0 million for completion of the trial portion of its patent infringement litigation assuming success on appeal. Further, increased insurance costs of approximately $0.2 million were primarily offset by decreased facility costs of approximately $0.2 million in the first six months of 2007 versus the first six months of 2006.

Research and Development Expenses. There were de minimis costs of approximately $33,000 during the first six months of 2007 and approximately $24,000 during the first six months of 2006. Consistent with its efforts to cut costs, the Company has deferred certain research projects since late 2003. The Company expects to maintain its spending on research at a de minimis level while it continues to concentrate on the appeal of its patent infringement lawsuit against RJR and expanded sales of its low-TSNA smokeless tobacco products. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred as a result of its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities.

Interest Income and Expense. The Company had interest income of $559,708 in the first six months of 2007 and interest expense of $741,305, for a net interest expense of $181,597. This compares to interest income of $906,329 and interest expense of $1,007,902 for a net interest expense of $101,573 in the first six months of 2006. The lower interest income during the first half of 2007 is the result of the sale of the interest stream in our MSA escrow accounts offset by interest earned on higher cash balances. In the past, the Company received for its own account the current interest on the amounts in escrow. As a result of the sale and assignment of the interest stream and reversionary interest in its MSA escrow accounts, the Company will not receive any further interest payments on the escrow accounts after the sale. The decrease in the interest expense relates directly to the reduction in debt due to repayments totaling $5,443,747 of principal outstanding during the first half of 2007. On January 1, 2006, the Company began paying interest and principal on its long-term notes from B&W, which as of June 30, 2007, had a principal balance of approximately $13.5 million.

Income Tax Expense. The Company recorded $232,000 of estimated income taxes for alternative minimum tax ($157,000) and interest on liabilities for unrecognized tax benefits ($75,000) during the first half of 2007 due to its sale of the interest stream and reversionary interest in its MSA escrow accounts and its tobacco curing barns. The Company adopted FASB Interpretation No. 48 (“FIN 48”) effective January 1, 2007 and recorded a $2.1 million liability for unrecognized tax benefit as a charge to beginning accumulated deficit. During the first half of 2006, the Company had no income tax expense due to net losses.

Net Loss. The Company had a net loss of approximately $(29.5) million for first half of 2007 compared with a net loss of approximately $(5.5) million reported for the first half of 2006. The net loss in the first half of 2007 reflects the impact of the $(27.0) million loss associated with the sale of the interest stream and reversionary interest in the MSA escrow accounts, an operating loss of approximately $(7.5) million partially offset by the $5.3 million gain from the sale of approximately 990 tobacco curing barns as well as the income from discontinued operations of approximately $1.0 million. The results in the first half of 2006 reflected a loss from continuing operations of approximately $(6.5) million, offset by a gain from discontinued operations of approximately $1.0 million.

Discontinued Operations.

During the first half of 2007, the Company’s cigarette sales decreased by 49.1% to $9.1 million compared to approximately $17.9 million during the first half of 2006. The decreased number of cigarettes sold reflected the Company’s efforts to continue to operate in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota, and to aggressively limit sales in MSA states in the first five months of the year. Also, sales were impacted by the fact that we ceased selling the trademarked brands licensed to Tantus under our May 10, 2007 license agreement as of June 8, 2007. Cigarette shipments in the first half of 2007 totaled approximately 34.4 truckloads. This compares with approximately 65.6 truckloads in the first half of 2006. Under the licensing agreement with Tantus while Star Tobacco, Inc. continues to have the ability to manufacture and sell cigarettes, it is now focusing its efforts on the manufacture and sale of its dissolvable low-TSNA smokeless tobacco products, as opposed to cigarettes.

The average sales price per carton was approximately $7.66 per carton during the first half of 2007, compared to approximately $7.89 per carton during the first half of 2006. The sales price for the first half of 2007 is a decrease of $0.23 per carton or approximately 2.9% compared with the first half of 2006 and reflects, in part, the agreement to sell Tantus inventoried product at a reduced price as part of the May 10, 2007 license agreement.

Gross profit decreased approximately $3.9 million to a loss of approximately $(0.2) million in the first half of 2007 from a profit of approximately $3.7 million during the first half of 2006. The decrease was primarily due to lower sales volume and a lower selling price which was offset by a decrease in the per carton cost of goods sold. The Federal Excise Taxes have remained constant at $3.90 per carton for both periods.

For discount cigarettes sales during the first half of 2007, the Company’s cost-of-goods sold decreased by approximately 7.2% to a blended average of approximately $2.48 per carton, compared with a blended average cost of approximately $2.69 per carton during the first half of 2006. This decrease was primarily attributable to more stable production in the first half of 2007.

Marketing and Distribution expenses totaled approximately $2.0 million for the first half of 2007, a decrease of approximately $0.7 million, compared with $2.7 million for the first half of 2006. This was due, in part, to the fact that on June 10, 2007, the Company terminated thirty-one field sales force staff who had been selling cigarettes in Texas and Mississippi, and for the final twenty days of the second quarter, there were no field sales force salaries or expenses for these employees. However, the majority of these salespersons are continuing to sell the Company’s smokeless tobacco products under a cooperative marketing arrangement provided in the Tantus license agreement.

During the first half of 2007, there was also a write-down of equipment for $22,583, as well as a loss for the transfer of salesperson contingency funds to Tantus of $180,041.

The Company recorded a gain on the sale of the licensing rights under the Tantus license agreement based upon the present value of the total proceeds to be received of approximately $2.9 million using a discount rate of 9.25% net of approximately $600,000 of costs associated with the licensing right received in this transaction. This resulted in a gain on licensing rights from discontinued operations of approximately $2.4 million which was recognized during the first six months of 2007. There was no similar gain from licensing rights for the same period in 2006.

The overall gain for discontinued operations for the first half of 2007 totaled approximately $0.1 million as compared to a gain of approximately $1.0 million for the first half of 2006.

Liquidity and Capital Resources

Overview

The Company has been operating at a loss for the past four years. The Company’s prospects are dependent on the distribution and consumer acceptance of its low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Also, the Company’s long-term prospects will be dependent on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which it is the exclusive licensee. However, the ability to generate revenues through such royalty payments will also be dependent upon the successful completion of the Company’s ongoing patent infringement lawsuit against RJR. In that lawsuit, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that two of the Company’s patent which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite and in June 2007, the Court issued a ruling that granted RJR’s inequitable conduct defense, with respect to the patents at issue in the case. That ruling and the two rulings issued in January 2007, have been appealed to the United States Court of Appeals for the Federal Circuit and are pending before that Court.

As of June 30, 2007, the Company had a working capital surplus of approximately $15.5 million, which included cash of approximately $16.0 million. On June 29, 2007, the Company entered into securities purchase agreements for the sale of stock and exercise of outstanding warrants with total proceeds of $2.2 million. The Company did not receive all of the funds for these purchases until July 5, 2007, and as a result the proceeds are not reflected in the cash and working capital figures as of June 30, 2007. Future cash needs over the subsequent year include:

•

Litigation costs in connection with the appeal portion of the Company’s patent infringement case against RJR of approximately $700,000, of which $500,000 was paid as a fee in the first quarter with approximately $210,000 expensed during the first six months of 2007,

•	monthly principal and interest payments of approximately $235,000 in connection with the repayment of the Company’s long-term B&W debt,

•	monthly payments of approximately $40,000 for operating leases; and

•	funding of other aspects of the Company’s current operations in light of continued operating losses.

We expect to continue to incur losses in connection with the sale of our smokeless tobacco products for the foreseeable future. While sales of smokeless tobacco have been increasing quarter to quarter, it will require substantially increased sales to reach a breakeven level for these products.

With the proceeds from the recent transactions in 2007, we anticipate that we will have sufficient funds to support our operations through the beginning of the third quarter of 2008. However, absent the successful completion of the Company’s ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, or a substantial improvement in revenues and/or royalties from smokeless tobacco products, the Company believes that it will be necessary to pursue additional sources of funds during the second quarter of 2008. However, depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before that time. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms, if at all.

Summary of Balances and Recent Sources and Uses

As of June 30, 2007, we had positive working capital of approximately $15.5 million, approximately $16.0 million in cash and cash equivalents and approximately $3.0 million of accounts receivable, compared to working capital of approximately $4.2 million, approximately $4.3 million in cash and cash equivalents, and approximately $4.8 million in accounts receivable, as of December 31, 2006. On June 29, 2007, the Company entered into Securities Purchase Agreements for the sale of stock and exercise of outstanding warrants with total proceeds of $2.2 million. The Company did not receive all of the funds for these purchases until July 5, 2007, and as a result the proceeds are not reflected in the cash and working capital figures as of June 30, 2007.

The statement of cash flows combines the cash flows generated from discontinued operations with the cash flows from continuing operations within each of the three categories shown below. As a result of the licensing agreement with Tantus, our total revenues will be decreased significantly. However, we have been losing money for the last two quarters on our cigarette sales, and we expect to achieve some cash flow savings from the elimination of these operations. The license agreement with Tantus also provides a stable source of revenue from our trademarked brands. Pursuant to the license agreement, Tantus made an initial payment of $600,000 on the agreement date and will make consecutive monthly payments of $100,000 per month for twenty-four months beginning on the first monthly anniversary date of the Effective Date and $3,000 per month thereafter for the seven year duration of the term of the agreement. The first monthly payment was made in July 2007. These licensing payments have been included on a discounted cash flow basis in this Report.

Net Cash From Operating Activities. In the first six months of 2007, approximately $6.5 million of cash was used in operating activities compared to approximately $4.6 million of cash used in operating activities during the first six months of 2006.

Net Cash From Investing Activities. During the first half of 2007, there was a total of approximately $12.2 million of cash generated by investing activities. Of that amount, approximately $11.6 million was generated by the sale of tobacco curing barns and $0.6 million was generated from the initial payment from the sale of the licensing rights under the agreement with Tantus. During the first half of 2006, there was minimal cash generated by investing activities.

Net Cash From Financing Activities. During the first half of 2007, approximately $5.4 million was used in financing activities of which $5.4 million was used to repay long-term debt and $0.1 million was generated by the exercise of stock options to purchase common shares. Of that $5.4 million used to repay debt, approximately $2.9 million was paid to RJR (the remaining entity from the 2004 combination of RJR and B&W) against the principal of our outstanding barn debt in connection with the sale and the release of certain of the tobacco curing barns from a security interest initially granted to B&W. That principal payment was applied against Note “A” of the original B&W long-term debt and will reduce principal payments on that note for approximately forty months beginning April 1, 2007. During the first half of 2006, approximately $0.4 million was generated by financing activities, principally due to the issuance of $1.8 million of common shares net of approximately $1.4 million in payments on long-term debt and capital lease obligations.

Net Cash Used in MSA Escrow Payments. In the first half of 2007, approximately $0.2 million was deposited into the MSA escrow accounts and in the first half of 2006, approximately $1.0 million was deposited into the MSA escrow accounts. In March 2007, we assigned all of our right to the interest stream from and any reversionary interest in the Company’s MSA escrow accounts for approximately $11.5 million. While the escrow accounts will remain in the Company’s name and be available to satisfy judgments or settlements by the Settling States for twenty-five years after deposit, we no longer will receive the interest generated by the MSA escrow accounts and have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy a portion of any such judgments or settlements by the Settling States. As a result, we recognized a loss of $(26.8) million on the sale of the interest stream and reversionary interest in the MSA escrow accounts in the first quarter of 2007. In April 2007, we deposited approximately $0.2 million for our 2006 escrow obligation and we assigned the interest stream and reversionary interest in these deposits for approximately $64,000, pursuant to the terms of the agreement entered into in March 2007. This resulted is a loss of approximately $(150,000) on the sale of the interest stream and reversionary interest in the MSA escrow account in the second quarter of 2007.

Cash Demands on Operations

We continue to experience operating losses that totaled $(7.2) million during the first half of 2007 as compared to an operating loss of $(6.2) million in the first half of 2006. For the first half of 2007, sales of our smokeless products grew to approximately $347,000, an increase of approximately 119.8% over sales of approximately $158,000 in the first half of 2006.

In addition, we have spent a significant amount of money in connection with the development and protection of our intellectual property portfolio, principally in connection with our patent infringement litigation against RJR. We recognize that in order to protect and defend our intellectual property, additional capital will need to be spent in connection with our ongoing patent litigation matters. Also, we will need to budget for expenditures of funds in connection with the anticipated development efforts in regard to tobacco-based pharmaceutical products.

Our inability to improve operations or to raise funds during the second quarter of 2008 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

Contingent Liabilities and Cash Demands

B&W Agreements. Under the Restated Master Agreement, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we currently owe B&W approximately $13.5 million in long-term tobacco curing barn loans. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly payments that began on January 1, 2006. The debt is secured by tobacco leaf inventory and our remaining tobacco curing barns. Once the outstanding loan balance is reduced to $10 million, the collateral will be released.

In addition, we also had an obligation to B&W as a result of restructured accounts payable to make monthly principal payments of $250,000, plus interest at a rate of 1% over prime on the outstanding balance. As of June 30, 2007, the balance of this amount was approximately $461,000 and that balance has been repaid in full as of August 1, 2007.

Under our Other Low TSNA Tobacco Agreement with B&W, it is obligated to pay royalties to us on B&W’s purchases of StarCured® tobacco and other low-TSNA tobacco once a royalty rate is established with one of the other three largest tobacco manufacturers pursuant to the terms of the April 25, 2001 Agreements. In the second quarter of 2004, we entered into an agreement with another tobacco manufacturer for the licensing of low-TSNA hard tobacco. Under that agreement, the manufacturer conducted an initial assessment of a hard tobacco product and the agreement anticipated that this would be followed up with a subsequent test market, although that test market has not been initiated. We do not anticipate receiving any royalties under that agreement for the foreseeable future. To enable us to pursue this agreement we granted B&W a three-month extension of the date on which it would begin once again to pay royalties under the April 25, 2001 Other Low TSNA Tobacco Royalty Agreement, once a royalty rate is established with one of the other three largest tobacco manufacturers.

Master Settlement Agreement. On March 14, 2007, the Company sold the rights, title and interest in and to all income from and reversionary interest in the MSA escrow accounts, including the Company’s 2006 MSA escrow deposits made in April 2007, in each case for an amount of cash equal to $0.30 on each dollar deposited, for cash proceeds of approximately $11.6 million. Consequently, these funds are not available to finance our working capital or other liquidity demands and we recognized a loss on the sale of the interest stream and reversionary interest in the MSA escrow account of a total of $27.0 million during the first half of 2007.

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

We have appealed to the United States Court of Appeals for the Federal Circuit a decision by the United States District Court for the District of Maryland that the two patents at issue in our patent infringement lawsuit against RJR are indefinite, a ruling on the priority date of the patents and the ruling in favor of RJR on its inequitable conduct defense. This appeal is pending. In 2002, we were successful in having a declaratory judgment action brought by Philip Morris dismissed on the basis that no actionable controversy existed between the companies. We anticipate incurring significant expenses in terms of legal fees and costs in connection with the RJR litigation for the foreseeable future.

In the past, we have maintained product liability insurance only with respect to claims that tobacco products manufactured by or for us contain any foreign object, i.e. any object that is not intended to be included in the manufactured product. We currently do not maintain such insurance and as a result are self-insured for this risk. The product liability insurance that we previously maintained did not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that such insurance currently can be obtained. We have never been named as a defendant in any legal proceedings involving claims arising out of the sale, distribution, manufacture, development, advertising, marketing or claimed health effects relating to the use of our tobacco products. While we may be named as a defendant in the future, we believe we have conducted our business in a manner which decreases the risk of liability in a lawsuit relating to product liability because we have:

•	attempted to consistently present to the public the most current information regarding the health effects of long-term smoking and tobacco use;

•	always acknowledged the addictive nature of nicotine; and

•	stated unequivocally that smoking involves a range of serious health risks, is addictive and that smoked cigarettes products can never be produced in a “safe” fashion.

Over the past several years, we have asserted several challenges to the MSA and qualifying statutes. These constitutional challenges were not successful and we are not currently engaged in any litigation challenging the constitutionality of the MSA and qualifying statutes. Also, we completed a comprehensive settlement relating to our obligation as a nonparticipating manufacturer under the MSA in June 2003 and as of June 2007 we are focusing our activities on the sale of smokeless tobacco products, as opposed to cigarettes. As a result, we do not anticipate incurring significant costs related to litigation arising out of the MSA in the future.

Internal Revenue Service Examination. In 2004, the Company was notified that its 2001 tax return had been selected for examination by the Internal Revenue Service (“IRS”). In the course of its conduct of this examination, the IRS has expanded the scope of the examination to include all of the Company’s returns that have been filed for the years ended December 31, 2002 through 2004. In 2005, the Company’s request for a private letter ruling, which related to the years under IRS examination, was resolved generally in its favor. The statute of limitations for taxable years 2001 and 2002 have been extended by mutual agreement through September 15, 2008. All information requested by the IRS in connection with its examination has been provided by the Company. The IRS may request additional information as the examination is ongoing. In May 2007, the Internal Revenue Service proposed adjustments which would result in a tax liability to the Company which are the subject of an ongoing administrative appeal. These adjustments if sustained would result in substantial additional tax liability, although the Company believes that these adjustments would not be sustained and accordingly has not provided for such potential liability in its consolidated financial statements. The Company believes the returns filed for such years are substantially correct and intends to vigorously contest any proposed liability through all available means including judicial proceedings if necessary.

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

Development Grants. On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In its response, the Company requested that the grant be extended for an additional year, given certain delays which had been encountered in connection with the launch of its smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA that sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as a conventional snuff tobacco product. In late October 2006, the Company received a request for a further update on the status of this grant. The Company in November 2006, submitted a further response and requested a further extension of the grant. Depending on the level of investment and hiring recognized by the State, the Company may be required to return some or all of the $300,000 in grant funding, but the Company’s management believes it is not probable that the Company will be required to repay this amount.

Critical Accounting Estimates

Accounting principles generally accepted in the United States require estimates and assumptions to be made that affect the reported amounts in the Company’s consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result, actual results could differ from those estimates. These critical accounting estimates are detailed in the Company’s report on Form 10-K for the year ended December 31, 2006, which was filed on March 16, 2007, as amended, on Form 10-K/A, filed on April 30, 2007. Due to the estimation processes involved, those accounting policies and their application are considered to be critical to understanding the business operations, financial condition and results of operations of the Company.

Estimates in accounting for uncertainties in income taxes. The Company derives estimates of the likelihood of sustaining certain tax positions taken by the Company based on continued analysis and review of certain events to assess the validity of its positions in ongoing tax disputes which may impact the amount of exposure to uncertain taxes that the Company faces. The amounts are reflected in estimates, that are reviewed quarterly and updated as new information related to these positions occurs, as more current private letter rulings are released or as other tax authorities which might impact the Company’s tax position become available.

Conclusion

As of June 30, 2007, the Company had approximately $15.5 million of working capital of which approximately $16.0 million is cash. On June 29, 2007, the Company entered into Securities Purchase Agreements for the sale of stock and exercise of outstanding warrants with total proceeds of $2.2 million. The Company did not receive all of the funds for these purchases until July 5, 2007, and as a result the proceeds are not reflected in the cash and working capital figures as of June 30, 2007. With these funds we anticipate that we will have sufficient funds to support our operations through the beginning of the third quarter of 2008. Absent the exercise of outstanding warrants, or a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it will be necessary to pursue additional sources of funds during the second quarter of 2008. However, depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that date.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

In connection with the evaluation of internal controls described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007, as amended on Form 10-K/A on April 30, 2007 (the “2006 Annual Report”), Star Scientific, Inc. identified several areas for improvement in internal control over financial reporting and, as described in the Company’s 2006 Annual Report, made changes to its policies and procedures during 2006 and 2007 that are intended to strengthen its disclosure controls and procedures, as well as its internal control over financial reporting.

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

On January 19, 2007, the Court granted RJR’s Motions for Summary Judgment in part and denied these motions in part. On its Motion for Summary Judgment on the Effective Filing Date of the Patents, the Court established September 15, 1999 as the effective filing date, but denied RJR summary judgment of invalidity with regard to the patents-in-suit. On RJR’s Motion for Summary Judgment on Indefiniteness, the Court granted the motion on the basis that the term “anaerobic condition” was indefinite. In its January 2007 ruling, the District Court indicated that it would issue its ruling on RJR’s inequitable conduct defense by the end of February. After filing a motion to permit the case to proceed on appeal on an interlocutory basis as to the rulings issued in January and a Petition for a Writ of Mandamus in the Federal Circuit Court of Appeals to require issuance of the decision on the inequitable conduct defense, the Court ultimately issued its decision on the inequitable conduct defense on June 26, 2007. In its ruling the Court held the two patents unenforceable due to inequitable conduct in their procurement and a final judgment against the Company was docketed on June 27, 2007. The Company the next day filed a notice of appeal as to the rulings issued in January and as to the ruling on the inequitable conduct defense with the United States Court of Appeals for the Federal Circuit. This appeal is currently pending and the Company expects to file its opening appeal brief by early September. Following entry of judgment, RJR filed a motion for a bill of cost in the amount of $240,659. RJR also filed a motion requesting the District Court to determine that this is an “exceptional” case under 35 USC § 285 and award attorneys’ fees of approximately $22 million under that provision and/or under 28 USC § 1927 on the basis that attorneys’ fees were unreasonably multiplied during the litigation. The District Court entered an agreed-upon order staying both motions until after a ruling on the pending appeal. Any potential award of fees should be eliminated if the Court of Appeals for the Federal Circuit overturns the District Court’s ruling on the inequitable conduct defense asserted by RJR. Because the likelihood of an unfavorable ruling on the fee motion and bill of cost is not determinable and the amount of any potential assessment cannot be reasonably estimated, no amounts have been accrued for these items in the condensed consolidated financial statements.

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

Internal Revenue Service Examination

In 2004, the Company was notified that its 2001 tax return had been selected for examination by the Internal Revenue Service (“IRS”). In the course of its conduct of this examination, the IRS has expanded the scope of the examination to include all of the Company’s returns that have been filed for the years ended December 31, 2002 through 2004. In 2005, the Company’s request for a private letter ruling, which related to the years under IRS examination, was resolved generally in its favor. The statute of limitations for taxable years 2001 and 2002 have been extended by mutual agreement through September 15, 2008. All information requested by the IRS in connection with its examination has been provided by the Company. The IRS may request additional information as the examination is ongoing. In May 2007, the Internal Revenue Service proposed adjustments which would result in a tax liability to the Company if sustained, although the Company believes that these adjustments would not be sustained and accordingly has not provided for such potential liability in its consolidated financial statements. The Company has filed an appeal at the agency level to the initial determination of proposed adjustments by the IRS field agent. This administrative appeal is pending. The Company believes the returns filed for such years are substantially correct and intends to vigorously contest any proposed liability through all available means including judicial proceedings if necessary.

Virginia Sales and Use Tax Assessment

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115. The Company applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, the Company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to the Company and that the sales and use tax assessment plus penalties and interest together, as of October 7, 2004, totaled approximately $988,000. The Company continues to challenge this assessment and has filed a request for reconsideration with the Commissioner of Taxation, and is prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While the Company is optimistic that its request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed the Company will be required to pay the tax, penalties and interest due. The Company does not believe that it is probable that an obligation has been incurred and as a result no amounts have been accrued for this cost.

Other

On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In its response, the Company requested that the grant be extended for an additional year, given certain delays which had been encountered in connection with the launch of its smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA that sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. In late October 2006, the Company received a request for a further update on the status of this grant. In November 2006, the Company submitted a further response and requested a further extension of the grant. Depending on the level of investment and hiring recognized by the State, the Company may be required to return some or all of the $300,000 in grant funding, but the Company’s management believes it is not probable that the Company will be required to repay this amount.

There is other minor litigation in the ordinary course of business which the Company is vigorously defending or pursuing.

Item 1A.	Risk Factors

There are no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007, as amended on Form 10-K/A on April 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As discussed above in the “Liquidity and Capital Resources” section, the Company entered into a private placement offering on June 29, 2007. This transaction was undertaken pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”). In connection with the private placement offering, the Company will file a registration statement covering the resale of the shares and shares covered by the warrants issued to the investors as part of the private placement offering.

Item 6.	Exhibits.

(a)	Exhibits

Number	Description
3.1	Restated Certificate of Incorporation (1)

3.2	By-laws of the Company as Amended to Date (2)

10.1	License Agreement dated May 10, 2007, by and among Star Scientific, Inc., Star Tobacco, Inc. and Tantus Tobacco, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 21, 2006.

(3)	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. § 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

Date: August 9, 2007	/s/ CHRISTOPHER G. MILLER
Authorized Signatory and
Chief Financial Officer