Form 10-Q
period 2007-09-30
STAR SCIENTIFIC INC
filed 2007-11-08
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date: As of November 2, 2007, 81,487,715 shares of the registrant’s common stock, par value of $0.0001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,060,903	$4,297,467
Accounts receivable, trade	163,707	112,120
Licensing rights receivable (note 4)	1,053,917	—
Inventories	351,878	271,828
Due from stockholder	65,188	50,698
Prepaid expenses and other current assets	622,541	485,370
Current assets of discontinued operations (note 4)	93,637	5,982,649

Total current assets	16,411,771	11,200,132
Property, plant and equipment, net	3,922,825	9,514,551
Idle equipment	299,700	526,500
Intangible assets, net of accumulated amortization	739,641	782,329
Other assets	—	526,607
Licensing rights receivable, less current maturities (note 4)	1,000,365	—
MSA escrow funds	2,686	38,329,233
Assets of discontinued operations (note 4)	—	58,405

Total assets	$22,376,988	$60,937,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,633,912	$4,459,135
Accounts payable, trade	929,755	579,739
Tobacco buyout program payable	—	21,518
Accrued expenses	1,025,437	522,020
Due to stockholder	50,000	50,000
Current income tax payable	126,000	—
Current liabilities of discontinued operations (note 4)	—	1,421,666

Total current liabilities	3,765,104	7,054,078
Long-term debt, less current maturities	11,609,031	14,975,111
Liability for unrecognized tax benefits	2,200,000	—

Total liabilities	17,574,135	22,029,189

Commitments and contingencies (note 10)	—	—
Stockholders’ equity:
Common stock(A)	8,149	7,925
Additional paid-in capital	99,032,767	96,612,685
Accumulated deficit	(94,238,063)	(57,712,042)

Total stockholders’ equity	4,802,853	38,908,568

Total liabilities and stockholders’ equity	$22,376,988	$60,937,757

(A)	$0.0001 par value per share, 100,000,000 shares authorized, 81,487,715 and 79,251,415 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS

ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$51,603	$116,336	$398,908	$274,355
Less:
Cost of goods sold	571,798	553,118	1,731,131	1,403,542
Excise taxes on products	3,835	1,183	7,826	2,855
Department of Agriculture Tobacco Buyout Program	263	105	668	226

Gross (loss)	(524,293)	(438,070)	(1,340,717)	(1,132,268)

Operating expenses:
Marketing and distribution	1,003,306	77,301	1,608,801	263,574
General and administrative	2,881,212	2,603,957	8,851,307	8,099,507
Depreciation	22,779	1,085,401	52,215	1,114,526
Research and development	19,056	37,723	52,162	61,549

Total operating expenses	3,926,353	3,804,382	10,564,485	9,539,156

Operating loss from continuing operations	(4,450,646)	(4,242,452)	(11,905,202)	(10,671,424)
Other income (expense):
Interest expense	(319,883)	(501,461)	(1,061,187)	(1,509,363)
Interest income	114,861	512,925	674,569	1,419,255
Miscellaneous income	159,677	31,705	211,394	31,705
Loss on sale of MSA	—	—	(26,982,426)	—
Gain on sale of tobacco curing barns	—	—	5,279,605	—
Loss on retirement of asset	—	—	(31,092)	—

Loss from continuing operations before income taxes	(4,495,991)	(4,199,283)	(33,814,339)	(10,729,827)
Income tax benefit (expense)	6,000	—	(226,000)	—

Net loss from continuing operations	(4,489,991)	(4,199,283)	(34,040,339)	(10,729,827)
Discontinued operations:
Gain on sale of licensing rights	—	—	2,354,300	—
Income (loss) from discontinued operations	(471,004)	598,420	(2,739,982)	1,606,411

Total discontinued operations	(471,004)	598,420	(385,682)	1,606,411

Net loss	$(4,960,995)	$(3,600,863)	$(34,426,021)	$(9,123,416)

Income (loss) per share; basic and diluted:
Continuing operations	$(0.05)	$(0.06)	$(0.42)	$(0.14)
Discontinued operations	(0.01)	0.01	(0.01)	0.02

	$(0.06)	$(0.05)	$(0.43)	$(0.12)

Weighted average shares outstanding, basic and diluted	81,487,715	77,151,415	80,026,622	76,371,195

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Common stock		Additional Paid-In Capital	Common Stock to be Issued	Stock Subscription Receivable	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2006	79,251,415	$7,925	$96,612,685	$—	$—	$(57,712,042)	$38,908,568
Cumulative effect of adoption of accounting standard (Note 8)	—	—	—	—	—	(2,100,000)	(2,100,000)
Exercise of Stock Warrants and Options	1,286,300	129	1,330,984	(1,250,000)	1,250,000	—	1,331,113
Stock based compensation	—	—	139,193	—	—	—	139,193
Net Loss	—	—	—	—	—	(34,426,021)	(34,426,021)
Execution of stock subscription agreement	—	—	—	2,200,000	(2,200,000)	—	—
Issuance of common stock for cash	950,000	95	949,905	(950,000)	950,000	—	950,000

Balances, September 30, 2007 (unaudited)	81,487,715	$8,149	$99,032,767	$—	$—	$(94,238,063)	$4,802,853

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(34,426,021)	$(9,123,416)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	501,743	1,680,098
Provision for bad debt	—	(100,000)
Loss on sale of interest income and reversionary interest in MSA escrow accounts	26,982,426	—
Gain on the sale of tobacco curing barns	(5,279,605)	—
Stock based compensation	139,193	203,000
Loss on retirement of assets	31,092	—
Deferred tax provision	50,000	—
Gain on licensing of trademarks	(2,354,300)	—
Increase (decrease) in cash resulting from changes in:
Assets	5,121,300	(862,695)
Liabilities	(713,751)	637,181

Net cash flows from operating activities	(9,947,923)	(7,565,832)

Investing activities:
Purchase of intangible assets	(5,412)	(6,819)
Purchase of property and equipment	(75,646)	(3,033)
Proceeds from sale of tobacco curing barns	11,614,100	—
Proceeds from licensing of trademarks	866,405	—

Net cash flows from investing activities	12,399,447	(9,852)

Financing activities:
Proceeds from common stock subscription receivable	—	3,900,000
Proceeds from exercise of warrants and options	1,331,113	—
Proceeds from stock issuance for cash	950,000	4,600,000
Payments on notes payable and capital leases	(6,313,322)	(4,168,799)

Net cash flows from financing activities	(4,032,209)	4,331,201

Payments to MSA Escrow fund	(219,326)	(1,057,487)
Proceeds from sale of MSA escrow accounts	11,563,447	—

Net cash flows from MSA activities	11,344,121	(1,057,487)
Increase (decrease) in cash and cash equivalents	9,763,436	(4,301,970)
Cash and cash equivalents, beginning of period	4,297,467	11,532,598

Cash and cash equivalents, end of period	$14,060,903	$7,230,628

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,061,187	$1,509,364

Income tax refunds received	—	—

SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES:

In May 2007, the Company licensed certain of its trademarks for cash proceeds of $600,000 and a receivable of $2.3 million. In July 2007, the Company purchased a vehicle for $149,200 through the issuance of a note payable of $122,019 and $27,181 of cash. In July 2007, the Company acquired $555,000 of production equipment, previously under an operating lease through the use of a $500,000 deposit and $55,000 of cash.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

1. Significant Accounting Policies:

The condensed consolidated financial statements of Star Scientific, Inc. and its subsidiaries, collectively (“Star Scientific”, “Star” or the “Company”), and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006. As of September 30, 2007, the condensed consolidated financial statements include Star Scientific, and its wholly owned subsidiaries, Star Tobacco, Inc. (“Star Tobacco”), and Star Pharma, Inc. (“Star Pharma”). The Company incorporated Star Pharma on June 22, 2007.

Interim financial information:

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results for a full year.

Discontinued operations:

On May 10, 2007, the Company entered into an agreement for the license of the trademarks Sport®, MainStreet® and GSmoke® and, accordingly, the accompanying condensed consolidated financial statements reflect the discontinued operations of the Company’s cigarette business for all periods presented.

Revenue Recognition:

Revenue from the sale of the Company’s hard tobacco products are recognized net of cash discounts, sales returns and allowances and sales incentives (such as coupons, slotting fees and other buy down promotions). Federal Excise Taxes are included in net sales and account receivable billed to customers.

As required by generally accepted accounting principles of the United States (“GAAP”), Star records consumer incentives and trade promotion activities as a reduction of revenues based on amounts estimated as being due to customers and consumers at the end of a period. The estimates are based principally on historical utilization and redemption rates. Such programs include discounts, coupons, rebates, slotting fees, in-store display incentives and volume-based incentives.

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

Basic and diluted loss per share:

The Company had net losses during the nine months ended September 30, 2007 and 2006. Potential common shares are options and warrants that could be converted to common shares outstanding, however the options and warrants have an exercise price above the average market price for the quarter ending September 30, 2007. Therefore, these potential common shares are excluded from the calculation of diluted loss per share since their effect is anti-dilutive. As a result, the calculation of diluted loss per share is the same as basic loss per share.

Taxes collected from customers and remitted to government authorities:

The Company pays Federal excise taxes on the sale of tobacco products and remits these amounts to government authorities. The Company has included excise taxes of approximately $7,800 and $2,900 in net sales and cost of goods sold in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2007 and 2006, respectively.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

The Company’s MSA escrow obligations have been reduced significantly over time as the Company decreased sales in MSA states. Further, on May 10, 2007, the Company entered into a license agreement with Tantus Tobacco, LLC (“Tantus”) for the exclusive license of the Company’s trademarks Sport®, MainStreet® and GSmoke®. The Company ceased the sale of cigarettes under those brands as of June 8, 2007. Under the terms of the license agreement, the Company retains the ability to manufacture and sell other branded cigarettes, but is focusing its efforts on the manufacture and sale of its low-TSNA smokeless tobacco products. As a result, the Company anticipates that its escrow obligations will be further reduced given the change in the focus of its business.

Most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company focused its sales in the four states that are not part of the MSA over the last several years, it had been certified in each of the MSA states where it conducted business. Given its focus on the manufacture and sale of smokeless tobacco products and the licensing of the trademarks for its MainStreet®, Sport® and GSmoke® brands, the Company has withdrawn its certifications for those brands in the MSA states. Also, most MSA states have amended their qualifying statutes to limit the ability of companies to cap escrow payments for a particular year so that escrow payments must be made on each cigarette sold in an MSA state. Further, a number of states have required escrow payments to be made quarterly or on some other intermittent schedule. Because the Company intends to limit its sales of cigarettes in the future and has withdrawn the certification of its brands in the MSA states, it will have significantly less exposure for MSA escrow payments on a going-forward basis and does not believe that these types of statutes will have an impact on its future operations.

3. Liquidity and Capital Resources:

The Company has two operating subsidiaries, Star Tobacco and Star Pharma. Star Pharma was incorporated in June, 2007 to pursue the development of a range of tobacco-based pharmaceutical products. Star Tobacco currently manufactures, markets and distributes the Company’s dissolvable low-TSNA smokeless tobacco products. Star Pharma has had no revenues or appreciable operating expenses to date. Given the typical long lead time for federal approval of any pharmaceutical products, it is not expected that Star Pharma will generate any revenues for the

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (continued)

foreseeable future, but rather that Star Pharma will focus its efforts on the research and development aspects of a range of tobacco-based pharmaceuticals, assuming sufficient capital can be generated to support such activities. In May 2007, the Company licensed the trademarks for its three cigarette brands to Tantus Tobacco and in June 2007 ceased manufacturing any cigarette products. The company is focusing its efforts on the manufacture and sale of its low-TSNA smokeless tobacco products and currently all of the Company’s operating revenues are generated through the sale of these products by Star Tobacco.

On a consolidated basis, the Company had an operating loss from continuing operations of approximately $(4.5) million and a net loss of approximately $(5.0) million for the third quarter of 2007. The Company experienced positive cash flow of approximately $9. 8 million for the nine months ended September 30, 2007. The net cash flow includes the use of cash for operations of $(9.9) million, proceeds from one-time transactions of $0.9 million from the sale of licensing and trademark rights (Note 5), proceeds of approximately $11.6 million from the sale of tobacco curing barns (Note 6), $2.2 million in proceeds from the sale of common stock and the exercise of warrants (Note 9) and approximately $11.6 million from the sale of the MSA escrow accounts (Note 2), for a total of $26.3 million.

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

The recurring operational losses as well as repayments of long-term debt continue to impose significant demands on the Company’s liquidity. As of September 30, 2007, the Company had working capital of approximately $12.6 million, which included cash of approximately $14.1 million. With its current cash position, the Company anticipates it will have sufficient funds to support operations through the second quarter of 2008. However, absent the successful completion of the Company’s ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants or a substantial improvement in revenues and/or royalties from smokeless tobacco products, the Company believes that it will be necessary to pursue additional sources of funds during the second quarter of 2008. However, depending upon market conditions and the price of the common stock, the Company may determine to seek additional funds before that date. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms, if at all.

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

The Company is appealing to the United States Court of Appeals for the Federal Circuit two decisions issued by the United States District Court for the District of Maryland in January 2007, and the Court’s ruling on inequitable conduct issued on June 26, 2007. The Company anticipates incurring significant expenses in terms of legal fees and costs, some of which have been prepaid, in connection with the RJR litigation for the foreseeable future.

4. Discontinued operations:

On May 10, 2007, the Company entered into an exclusive seven-year license agreement with Tantus for the license of the Company’s trademarks Sport®, MainStreet® and GSmoke® and the sale of an amount of Star Tobacco’s inventoried cases of cigarettes bearing these trademarks. The licensing rights became effective on June 10, 2007 (“Effective Date”). Pursuant to the license agreement, Tantus made an initial payment of $600,000 on the agreement date and will make consecutive monthly payments of $100,000 per month for twenty-four months beginning on the first monthly anniversary date of the Effective

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (continued)

Date and $3,000 per month thereafter for the duration of the term of the agreement. The first monthly payment was made in July 2007. As of September 30, 2007, the Company has an outstanding note receivable balance due from Tantus of $2.1 million and the Company has received payments totaling $300,000 through September 30, 2007. While Star Tobacco continues to have the ability to manufacture and sell cigarettes, as of June 8, 2007, it stopped selling the three licensed brands and is focusing its efforts on the manufacture and sale of its dissolvable low-TSNA smokeless tobacco products, as opposed to cigarettes. Although the Company continues to hold legal ownership of the licensed trademarks, the Company has accounted for this licensing agreement as a sale since the agreement is non-cancellable, has established a fixed fee for the rights to the trademarks and the Company under the license agreement has no significant obligation to provide future services beyond maintenance of the trademarks. Therefore, on the Effective Date, the Company recorded a gain on the sale of the licensing rights based upon the present value of the total proceeds to be received of approximately $2.9 million using a discount rate of 9.25% net of approximately $600,000 of costs associated with the licensing rights under this transaction. Given the nature of the license agreement with Tantus, the Company also has classified its cigarette business as a discontinued operation beginning in the second quarter of 2007 and the results of operations, financial position and cash flows are separately reported for all periods presented as the cigarette operations and cash flows will be eliminated from ongoing operations and the Company will not have any significant continuing involvement in these operations.

The following represents a summary of the Company’s operating results and the gain on the disposition of the cigarette operations.

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2007	2006	2007	2006
Net sales	$1,251,093	$10,333,880	$10,367,726	$28,245,235
Cost of goods sold	1,721,080	8,227,296	11,058,368	22,404,623

Gross margin (loss)	(469,987)	2,106,584	(690,642)	5,840,612
Operating expenses	1,017	1,508,164	2,049,340	4,234,201

Operating income (loss)	(471,004)	598,420	(2,739,982)	1,606,411
Gain on disposition (net of income tax)	—	—	2,354,300	—

Total from discontinued operations	$(471,004)	$598,420	$(385,682)	$1,606,411

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (continued)

Assets and liabilities of the discontinued operations consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)	(Unaudited)
Current assets:
Accounts receivable, trade	$93,637	$4,701,337
Inventory	—	1,121,463
Prepaid expenses	—	159,849

Total current assets	$93,637	$5,982,649

Non-current assets:
Equipment, net	—	25,112
Intangible assets, net	—	33,293

Total non-current assets	$—	$58,405

Current liabilities:
Accounts payable	—	417,050
Accrued expenses	—	108,250
Accrued Federal excise taxes payable	—	896,366

Total current liabilities	$—	$1,421,666

5. Sale of Tobacco Curing Barns:

During March 2007, the Company sold approximately 990 tobacco curing barns for cash proceeds of approximately $11.6 million. These sales resulted in a gain of approximately $5.3 million during the nine months ended September 30, 2007. The Company continues to own approximately 40 tobacco curing barns, a portion of which will be used to ensure a supply of very-low TSNA tobacco for its smokeless tobacco products. In March 2007, in connection with the sale and the release of certain of the tobacco curing barns from a security interest initially granted to B&W, the Company paid RJR (the remaining entity from the 2004 combination of RJR and B&W) approximately $2.9 million on its long-term debt. That payment was applied against Note “A” of the original B&W debt and will reduce principal payments on that note for approximately forty months beginning April 1, 2007.

6. Assignment of Interest Income and Reversionary Interest in the MSA Escrow Accounts:

On March 14, 2007, the Company sold the rights, title and interest in and to all income from and reversionary interest in the MSA escrow accounts, including the Company’s 2006 MSA escrow deposits made in April 2007, in each case for an amount of cash equal to $0.30 on each dollar deposited, for total cash proceeds of approximately $11.6 million. While the escrow accounts will remain in the Company’s name and be available to satisfy a portion of any judgments or settlements by the Settling States for twenty-five years after deposit, the Company no longer will receive the interest generated by the MSA escrow accounts and will have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy a portion of any such judgments or settlements by the Settling States. As a result, the Company recognized a loss of approximately $(27.0) million on the sale of the interest stream and reversionary interest in the MSA escrow accounts during the nine months ended September 30, 2007.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (continued)

7. Long-term debt:

Long-term debt consists of the following as of September 30, 2007:

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

$13,125,774
Note payable, bank, collateralized by vehicle, payable in 60 monthly payments of $2,359 (principal and interest) beginning July 15, 2007, interest at 5.9%.	117,169

13,242,943
Less current maturities	1,633,912

$11,609,031

The annual maturities of long-term debt, without regard to potential royalty reductions, are as follows:

Twelve months ending September 30:
2008	$1,633,912
2009	1,635,244
2010	1,784,235
2011	2,523,621
2012	2,518,302
Thereafter	3,147,629

Total notes payable and long-term debt	$13,242,943

8. Stockholders’ equity:

Sale of equity securities and exercise of warrants

On June 29, 2007, the Company entered into Securities Purchase and Registration Rights Agreements with Joseph L. Schwarz (the “Schwarz Agreement”), one of the Company’s largest private investors and Joseph Rice, Esquire (the “Rice Agreement” and together with the Schwarz Agreement, the “June 2007 Agreements”).

Pursuant to the Schwarz Agreement, the Company sold to Mr. Schwarz a total of 750,000 shares of the Company’s common stock for an aggregate purchase price of $750,000. Additionally, the Company reset the per share exercise price of certain existing warrants for 1,250,000 shares of common stock held by Mr. Schwarz or his IRA, which were due to expire on June 30, 2007, from $3.50 and $3.00 to $1.00 for 750,000 and 500,000 underlying the shares of common stock, respectively. In exchange for the re-pricing, Mr. Schwarz exercised the re-priced warrants in their entirety whereby Mr. Schwarz purchased 1,250,000 shares of common stock for an aggregate of $1,250,000. Further, pursuant to the Schwarz Agreement, the Company granted Mr. Schwarz warrants, at an exercise price of $1.00 per share, to purchase an additional 2,000,000 shares of common stock exercisable until July 14, 2011. The warrants are callable by the Company if the price of the common stock exceeds $5.00 per shares as quoted on an approved market for twenty consecutive trading days.

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

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (continued)

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

Stock option plans

The Company has adopted a 1998 Stock Option Plan and a 2000 Equity Incentive Plan (collectively, the “Plans”) which provide for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. The Plans provide for grants of both qualified and non-qualified stock options to purchase up to 8,000,000 shares at a purchase price equal to the fair market value on the date of grant in the case of qualified options granted to employees.

Common stock options issued, redeemed and outstanding during the nine months ended September 30, 2007 are as follows:

	Number	Weighted Average Exercise Price Per Share
Options:
Outstanding at December 31, 2006	5,219,500	$2.11
Granted during the nine months ended September 30, 2007	250,000	1.05
Forfeited and/or expired during the nine months ended September 30, 2007	(125,000)	2.38
Exercised during the nine months ended September 30, 2007	(36,300)	2.23

Options outstanding at September 30, 2007	5,308,200	$2.06

The following table summarizes information for options outstanding and exercisable at September 30, 2007.

Range of Prices	Options Outstanding				Exercisable
	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Weighted Avg.		Aggregate Intrinsic Value
					Number	Exercise Price
$1.00-2.00	2,763,000	2.95	$1.14		2,563,000	$1.14
2.01-3.00	905,200	3.22	1.90		880,200	1.88
3.01-4.00	1,025,000	4.01	3.05		1,025,000	3.05
4.01-5.00	500,000	6.48	4.72		500,000	4.72
5.01-6.25	115,000	6.61	4.92		115,000	4.92

$1.00-6.25	5,308,200	3.61	$2.06	$2,450	$5,083,200	2.09	$1,450

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (continued)

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 was $0.93. A summary of the status of the Company’s nonvested stock options as of September 30, 2007, and changes during the nine months then ended, is presented below.

Nonvested Stock Options	Shares (000)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	75,000	$1.13
Granted	200,000	0.86
Vested	50,000	1.13
Forfeited	—	—

Nonvested at September 30, 2007	225,000	$0.90

As of September 30, 2007, there was approximately $107,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately one year. The intrinsic value of options exercised was $72,518.

9. Income Taxes:

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

Management believes it is reasonably possible that a significant portion of the liability for unrecognized tax benefits could decrease over the next nine to twelve-month period based on the ultimate resolution of the Company’s Internal Revenue Service (“IRS”) examination. Approximately $2.2 million of total unrecognized tax benefits, if recognized, would affect the effective tax rate. The earliest tax year of the Company’s tax returns open to examination by a major taxing jurisdiction is 2001.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2007, the Company recognized approximately $100,000 of interest expense associated with uncertain tax positions. As of September 30, 2007, the Company has accrued approximately $1.65 million of interest related to uncertain tax positions which is included in Liability for unrecognized tax benefits in the accompanying September 30, 2007 condensed consolidated balance sheet.

Although the Company expects to report a net operating loss for the year ended December 31, 2007, current income tax expense for the first nine months ended September 30, 2007 of $226,000 has been recorded due to the imposition of the alternative minimum tax on income earned in the nine months ended September 30, 2007. The income tax expense included in the condensed consolidated statement of operations for the nine months ended September 30, 2007, is based on the estimated annual effective tax rate of 37.45% for the year ended December 31, 2007. The effective tax rate for the nine months ended September 30, 2007 differs from the U.S. Federal statutory rate primarily due to state income taxes and alternative minimum taxes. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as estimates of taxable income for the year are increased or decreased. As of September 30, 2007, the Company had net operating loss carry-forwards available to offset future Federal taxable income of approximately $83 million, subject to certain limitations, which will expire from 2009 through 2025.

In 2004, the Company was notified that its 2001 tax return had been selected for examination by the IRS. In the course of its conduct of this examination, the IRS has expanded the scope of the examination to include all of the Company’s returns that have been filed for the years ended December 31, 2002 through 2004. In 2005, the Company’s request for a private letter ruling, which related to the years under IRS examination, was resolved generally in its favor. The statute of limitations for taxable years 2001 and 2002 have been extended by mutual agreement of the Company and the IRS through September 15, 2008. All information requested by the IRS in connection with its examination has been provided by the Company. The IRS may request additional information as the examination is ongoing. In May 2007, the IRS proposed adjustments which would

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (continued)

result in a tax liability to the Company if sustained, although the Company believes that these adjustments would not be sustained and accordingly has not provided for such potential liability in its consolidated financial statements. The Company has filed an appeal at the agency level to the initial determination of proposed adjustments by the IRS field agent. This administrative appeal is pending. The Company believes the returns filed for such years are substantially correct and intends to vigorously contest any proposed liability through all available means including judicial proceedings if necessary.

10. Commitments and Contingencies:

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

On January 19, 2007, the Court granted RJR’s Motions for Summary Judgment in part and denied these motions in part. On its Motion for Summary Judgment on the Effective Filing Date of the Patents, the Court established September 15, 1999 as the effective filing date, but denied RJR summary judgment of invalidity with regard to the patents-in-suit. On RJR’s Motion for Summary Judgment on Indefiniteness, the Court granted the motion on the basis that the term “anaerobic condition” was indefinite. In its January 2007 ruling, the District Court indicated that it would issue its ruling on RJR’s inequitable conduct defense by the end of February. After filing a motion to permit the case to proceed on appeal on an interlocutory basis as to the rulings issued in January and a Petition for a Writ of Mandamus in the Federal Circuit Court of Appeals to require issuance of the decision on the inequitable conduct defense, the Court ultimately issued its decision on the inequitable conduct defense on June 26, 2007. In its ruling the Court held the two patents unenforceable due to inequitable conduct in their procurement, and a final judgment against the Company was docketed on June 27, 2007. The Company the next day filed a notice of appeal as to the rulings issued in January and as to the ruling on the inequitable conduct defense. On September 10, 2007, the Company filed its opening appeal brief with the United States Court of Appeals for the Federal Circuit. RJR’s brief is due by November 20, 2007 and the Company’s reply brief is due by December 21, 2007. Once briefing has been completed, the Federal Circuit Court of Appeals will assign a date for oral argument before a three judge panel.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (continued)

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

Other

On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In its response, the Company requested that the grant be extended for an additional year, given certain delays which had been encountered in connection with the launch of its smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA that sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. In October 2006, the Company received a further inquiry from Mecklenburg County regarding the status of the grant and again requested an extension of the grant. In August 2007, the Company received a letter from the Virginia Economic Development Authority seeking further information relating to the grant. On September 20, 2007, the Company responded to the request and formally requested that the grant be extended for an additional two years to provide the company an opportunity to further demonstrate its level of investment and hiring compared to projections contained in the original grant. In early October 2007, the Company was advised that its requested extension would not be approved. The Company is continuing to discuss the status of the grant with the Economic Development Authority. Depending on the outcome of those discussions, the Company may be required to return all or a portion of the $300,000 grant. Given these uncertainties the Company has determined that it is more probable than not that it will be required to return all or a portion of the grant funds and included the total grant amount of $300,000 as an accrued liability as of September 30, 2007. The funds were used for leasehold improvements at its Chase City facility and, accordingly, the amount is being capitalized as leasehold improvements and amortized over the remaining life of the lease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note on Forward-Looking Statements

THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY HAS TRIED, WHENEVER POSSIBLE, TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS USING WORDS SUCH AS “ANTICIPATES,” “BELIEVES,” “ESTIMATES,” “EXPECTS,” “PLANS,” “INTENDS” AND SIMILAR EXPRESSIONS. THESE STATEMENTS REFLECT THE COMPANY’S CURRENT BELIEFS AND ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO IT. ACCORDINGLY, SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH STATEMENTS. THESE RISKS, UNCERTAINTIES AND CONTINGENCIES INCLUDE, WITHOUT LIMITATION, THE CHALLENGES INHERENT IN NEW PRODUCT DEVELOPMENT INITIATIVES, PARTICULARLY IN THE SMOKELESS TOBACCO AREA, THE UNCERTAINTIES INHERENT IN THE PROGRESS OF SCIENTIFIC RESEARCH, THE COMPANY’S ABILITY TO RAISE ADDITIONAL CAPITAL IN THE FUTURE THAT IS NECESSARY TO MAINTAIN ITS BUSINESS, POTENTIAL DISPUTES CONCERNING THE COMPANY’S INTELLECTUAL PROPERTY, RISKS ASSOCIATED WITH LITIGATION REGARDING SUCH INTELLECTUAL PROPERTY, POTENTIAL DELAYS IN OBTAINING ANY NECESSARY GOVERNMENT APPROVALS OF THE COMPANY’S LOW-TSNA TOBACCO PRODUCTS, MARKET ACCEPTANCE OF THE COMPANY’S NEW SMOKELESS TOBACCO PRODUCTS, COMPETITION FROM COMPANIES WITH GREATER RESOURCES THAN THE COMPANY, THE COMPANY’S DECISION NOT TO JOIN THE TOBACCO MASTER SETTLEMENT AGREEMENT (“MSA”), AND THE COMPANY’S DEPENDENCE ON KEY EMPLOYEES AND ON ITS STRATEGIC RELATIONSHIPS WITH BROWN & WILLIAMSON TOBACCO CORPORATION IN LIGHT OF ITS COMBINATION WITH RJ REYNOLDS TOBACCO COMPANY, INC. THE IMPACT OF POTENTIAL LITIGATION, IF INITIATED AGAINST OR BY INDIVIDUAL STATES THAT HAVE ADOPTED THE MSA, COULD BE MATERIALLY ADVERSE TO THE COMPANY.

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

Our long-term focus continues to be the research, development and sale of products, particularly very low-TSNA smokeless tobacco products, that expose adult tobacco users to lower levels of toxins, as well as licensing of our low-TSNA technology. Our overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products, both in the form of low-TSNA smokeless tobacco products and tobacco-based botanical pharmaceutical products. We fully accept the evidence that links smoking tobacco with a variety of diseases and premature death and we believe it is highly unlikely that the health risks of smoked tobacco can be completely eliminated and that no safe cigarettes will ever be manufactured. We believe we were the first company to state unequivocally that “there is no such thing as a safe cigarette”. Further, we were the first company to affix to the back of the package of our first premium low-TSNA product, Advance ®, a package “onsert” which contained not only scientifically verified comparative content data, but also additional health warnings. Nevertheless, in a world where an estimated 1.3 billion people smoke and use other conventional tobacco products, there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, we believe we have a corporate responsibility to continue our research and development efforts to manufacture tobacco products in the least hazardous manner possible, given available technology, particularly through the StarCured ® tobacco curing process. While we have deferred our research projects because of cost-cutting efforts necessitated by our lack of available working capital, we recently announced the restructuring of the Company and the incorporation of a new pharmaceutical subsidiary to pursue efforts for approval of pharmaceutical products that use a botanical tobacco component to treat smokeless tobacco addiction and a range of neurological conditions. The extent of those efforts will depend on our ability to obtain funding for the new efforts and, in part, on the results of the RJR litigation. On May 10, 2007, the Company entered into a license agreement with Tantus for the Company’s trademarks Sport®, MainStreet® and GSmoke®. Under the license agreement, the Company stopped selling those brands as of June 8, 2007, and is focusing its efforts on the manufacture and sale of our dissolvable low-TSNA smokeless tobacco products as opposed to cigarettes, consistent with the Company’s previously announced intent to concentrate on the sale of low-TSNA smokeless tobacco, as opposed to combusted tobacco products.

We believe we have the technology, through our exclusive patent license, to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to the lowest possible levels (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below) and have demonstrated that our method for curing tobacco using the StarCured® tobacco curing process can be scaled up to meet broad commercial needs in the United States and abroad. Our focus on very low-TSNA, non-fermented smokeless tobacco products (in addition to licensing of our technology) is based, in part, on the fact that tobacco smoke contains over 4,000 constituents, 43 of which are known carcinogens. The Company is the exclusive licensee of two patents that are the subject of our ongoing lawsuit against RJR. The United States District Court for the District Court of Maryland in the RJR patent infringement litigation in January 2007, issued a decision holding that the patents at issue in this case which relate to methods to substantially prevent the formation of TSNAs are invalid because they are indefinite as to the term “anaerobic condition”. In June 2007, the District Court also granted RJR’s defense of inequitable conduct before the Patent Office. The Company has filed an appeal with the United States Court of Appeals for the Federal Circuit of the two January 2007 rulings and the ruling on the inequitable conduct defense and that appeal is pending. The outcome of this litigation is crucial for the Company with respect to its ability to expand the value of its patents and is currently the primary focus of the Company’s efforts to defend and enforce its intellectual property rights.

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

Prospects for Our Operations

The recurring losses generated primarily by our smokeless tobacco business continue to impose significant demands on the Company’s liquidity. Given the typical long lead time for federal approval of any pharmaceutical products, we do not expect that Star Pharma will generate any revenues for the foreseeable future, but rather that Star Pharma will focus on the research and development aspects of a range of tobacco-based pharmaceuticals, assuming sufficient capital can be generated to support such activities.

We experienced revenue of approximately $0.4 million in the first nine months of 2007 from continuing operations and a gross loss from continuing operations of approximately $(34.0) million for the first nine months of 2007. Overall, the net loss during the first nine months of 2007 was $(34.4) million. This reflects the impact of the $(27.0) million loss associated with the sale of the interest stream and reversionary interest in the MSA escrow accounts, an operating loss of approximately $(11.9) million and a charge of $(0.4) million due to discontinued operations, that were partially offset by the $5.3 million gain from the sale of approximately 990 tobacco curing barns.

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

The recurring losses generated by operations continue to impose significant demands on the Company’s liquidity. As of September 30, 2007, the Company had approximately $12.6 million of working capital of which approximately $14.1 million is cash.

The Company anticipates it will have sufficient funds to support operations through the second quarter of 2008. However, absent the successful completion of the Company’s ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants or a substantial improvement in revenues and/or royalties from smokeless tobacco products, the Company believes that it will be necessary to pursue additional sources of funds during the second quarter of 2008. However, depending upon market conditions and the price of the common stock, the Company may determine to seek additional funds before that date.

Smokeless Tobacco. Sales of our smokeless products have increased approximately 45.4% from approximately $275,000 in the first nine months of 2006 to approximately $399,000 in the first nine months of 2007, but it will take significantly greater sales of smokeless products for this business segment to operate at break-even levels. STONEWALL Hard Snuff ® represents a majority of our hard tobacco sales. We continue to work to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products, and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts, which if successful, would likely contribute to consumer acceptance of our smokeless tobacco products.

Development of Tobacco-based Pharmaceutical Products. In June 2007, we announced the incorporation of Star Pharma in Delaware, a new wholly-owned subsidiary of the Company to act as a vehicle for the pursuit of a range of tobacco-based pharmaceutical products. These products will include products for the treatment of smokeless tobacco dependence, as well as products that would utilize certain monoamine oxidase inhibitor (MAO) agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression. It is our intent that Star Pharma will operate under a sublicense from Star with respect to the intellectual property to which Star is the exclusive licensee, which includes patents for producing tobacco with very low-TSNA levels and patents for using MAO inhibitor in tobacco to treat various neurological conditions. A search is underway for a clinical/medical director who would oversee the subsidiary’s anticipated clinical trials and new drug development efforts.

Discount Cigarettes. Since 2000, our discount cigarette business has experienced a significant decline in sales, partly due to intensified pricing competition from wholesalers selling deeply discounted foreign manufactured cigarettes. In May 2007, we entered into a license agreement with Tantus for the exclusive license of the Company’s trademarks MainStreet®, Sport® and GSmoke®, in return for licensing fees during the seven-year term of the license agreement and beyond, if the license is renewed. As part of the license agreement, we stopped selling cigarettes under the MainStreet® , Sport® and GSmoke® brands as of June 8, 2007. Although we retain the right to manufacture and sell other cigarette brands, we are focusing our efforts on the sale of low-TSNA dissolvable smokeless tobacco products, as opposed to cigarettes. Accordingly, we have accounted for our cigarette operations as “discontinued operations” in our condensed consolidated financial statements beginning with the second quarter of 2007.

Licensing. We have an exclusive, worldwide license from Regent Court Technologies, LLC under twelve patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. We continue to pursue means of collecting royalties with respect to this curing technology, including through arrangements described below and through our patent infringement lawsuit against RJR. However, in the Company’s patent litigation against RJR, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that two of the Company’s patents which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite, and in June 2007 granted RJR’s defense of inequitable conduct. These decisions have been appealed to the United States Court of Appeals for the Federal Circuit and are pending before that Court. If these decisions are not reversed on appeal, the two patents at issue in the RJR litigation will continue to be invalid and unenforceable.

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

Impact of the MSA and Other Legislation Relating to Cigarettes and Smokeless Tobacco Products. On March 14, 2007, the Company sold the rights, title and interest in and to all income from and reversionary interest in the MSA escrow accounts, including the Company’s 2006 MSA escrow deposits made in April 2007, in each case for an amount of cash equal to $0.30 on each dollar deposited, for total cash proceeds of approximately $11.6 million. While the escrow accounts will remain in our name and be available to satisfy a portion of any judgments or settlements by the Settling States for twenty-five years after deposit, we no longer will receive the interest generated by the MSA escrow accounts and will have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy portions of any such judgments or settlements by the Settling States. The Company’s sale of smokeless tobacco products are not subject to the MSA escrow obligations.

The Company’s MSA escrow obligations have been reduced significantly over time as the Company has decreased sales in MSA states. Further, on May 10, 2007 the Company entered into an exclusive license agreement for the license of the Company’s trademarks Sport®, MainStreet® and GSmoke®. Under the license agreement the Company stopped selling these brands as of June 8, 2007. Although under the license agreement the Company retains the ability to manufacture and sell other branded cigarettes, it is focusing its efforts on the manufacture and sale of its low-TSNA smokeless tobacco products. As a result, the Company anticipates that its escrow obligations will be further reduced given the change in the focus of its business.

Most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company focused its sales over the last several years in the four states that are not part of the MSA, it had been certified in each of the MSA states where it conducted business. Given its intent to focus on sales of smokeless tobacco products and the licensing of the trademarks for its MainStreet®, Sport® and GSmoke® brands, the Company has withdrawn its certifications for those brands in the MSA states. Also, most MSA states have amended their qualifying statutes to limit the ability of companies to cap escrow payments for a particular year so that escrow payments must be made on each cigarette sold in an MSA state. Further, a number of states have required escrow payments to be made quarterly or on some other intermittent schedule. Because the Company intends to limit its sales of cigarettes in the future and has withdrawn the certifications of its brands in the MSA states, it does not believe that these statutes will have an impact on its future operations.

A number of states in recent years have enacted legislation that imposed additional fees on manufacturers of cigarettes that had not entered into settlements with the MSA states or the four states that were not part of the MSA. Also, a number of states had enacted statutes that required cigarette manufacturers to certify that products they sold met certain fire safety requirements. These types of statutes had impacted on the Company’s sales of cigarettes in such states and, as a result, we had ceased selling cigarettes in states where additional fees or other requirements had been imposed. Given the fact that under our license agreement with Tantus we ceased selling our MainStreet®, Sport® and GSmoke® brands after June 8, 2007, and that we are focusing our efforts on the sale of smokeless tobacco products, as opposed to cigarettes, such legislative initiatives directed to cigarette sales should not impact our operations in the future.

Beyond restrictions on cigarette sales, a number of states have sought to impose limits on flavors that could be used for smoked, as well as smokeless tobacco products. To date, no states have imposed restrictions on the types of flavors that could be used for smokeless tobacco products, although such legislation has been introduced in Illinois, New York and Massachusetts. In June 2007, legislation was enacted in Maine that prohibits the sale of certain flavored cigarettes and cigars. An amendment was also added to the Maine bill that prohibits the sale of dissolvable smokeless tobacco products in that state after September 2007. The Company is considering various options with respect to this amendment, including a potential legal challenge to this ban. Although the Company’s sales of its low-TSNA dissolvable tobacco products in Maine have been de minimis, the passage of similar bans on dissolvable tobacco products by other states could have a negative impact on the Company’s efforts to expand sales of this category of tobacco products. As in previous years, bills providing the FDA with regulatory oversight over all tobacco products have been introduced in both the Senate and House (S.625 and H.R. 1108). On July 31, 2007, the Senate Committee on Health, Education, Labor and Pensions approved the Senate version of the bill and a hearing on the bill was held in the House in October 2007. No date has been set for a vote of the full Senate on the bill or for further hearings in the House of Representatives on its version of the bill.

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

A bifurcated bench trial on RJR’s inequitable conduct defense commenced on January 31, 2005. At the conclusion of the trial, the Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it ruled on two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005. In January 2007, the United States District Court for the District of Maryland issued a ruling that the Company’s two patents which are at issue in this litigation are invalid for indefiniteness and further ruled that the patents are not entitled to their claimed priority date. In its January 2007 ruling, the District Court indicated that it would issue its ruling on RJR’s inequitable conduct defense by the end of February. After filing a motion to permit the case to proceed on appeal on an interlocutory basis as to the rulings issued in January and a Petition for a Writ of Mandamus in the Federal Circuit Court of Appeals to require issuance of the decision on the inequitable conduct defense, the Court ultimately issued its decision on the inequitable conduct defense on June 26, 2007. In its ruling the Court held the two patents unenforceable due to inequitable conduct in their procurement, and a final judgment against the Company was docketed on June 27, 2007. The Company the next day filed a notice of appeal as to the summary judgment rulings issued in January and as to the ruling on the inequitable conduct defense. On September 10, 2007, the Company filed its opening appeal brief with the United States Court of Appeals for the Federal Circuit. RJR’s brief is due by November 20, 2007, and the Company’s reply brief is due by December 21, 2007. Once briefing has been completed, the Federal Circuit Court of Appeals will assign a date for oral argument before a three judge panel.

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

Merger of B&W and RJR. In 2004, B&W and certain of its affiliated tobacco businesses combined operations under the new publicly traded holding company, Reynolds American Inc., which is 42% owned by British American Tobacco PLC, the former parent of B&W. We have a variety of agreements with B&W. Given our pending patent infringement lawsuits against RJR, it is difficult to evaluate the precise impact that the transaction between B&W and RJR will have on us and our operations. However, the fact that B&W and RJR have combined their operations could have a negative impact on the range of existing agreements that we entered into with B&W, including future royalties under our agreements relating to B&W’s version of the Advance ® low-TSNA cigarette for which no royalties have been received since 2004, and potential royalties. For example, following the combination, RJR took the position in our litigation that the new operating entity established as a result of this combination transaction assumed all of the rights and obligations under the agreements previously entered into between us and B&W, and moved to dismiss the case on that basis. After full briefing, the Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign the Star/B&W agreements to the new subsidiary, that we had not consented to the assignment and that the de facto merger doctrine did not apply to vitiate the need for our consent. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations did not impact on the claims asserted by us in the patent litigation.

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

Results of Operations

The Company’s unaudited condensed consolidated results for the three and nine month periods ended September 30, 2007 and 2006 are summarized in the following table:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2007	2006	2007	2006
Net sales	$51,603	$116,336	$398,908	$274,355
Cost of goods sold	571,798	553,118	1,731,131	1,403,542
Federal excise tax	3,835	1,183	7,826	2,855
Department of Agriculture Payment	263	105	668	226

Gross loss	(524,293)	(438,070)	(1,340,717)	(1,132,268)

Total operating expenses	3,926,353	3,804,382	10,564,485	9,539,156

Operating loss from continuing operations	(4,450,646)	(4,242,452)	(11,905,202)	(10,671,424)

Net loss from continuing operations	$(4,489,991)	$(4,199,283)	$(34,040,339)	$(10,729,827)

Discontinued operations	$(471,004)	$598,420	$(385,682)	$1,606,411

Net loss	$(4,960,995)	$(3,600,863)	$(34,426,021)	$(9,123,416)

Continuing Operations:
Loss per common share	$(0.05)	$(0.06)	$(0.42)	$(0.14)
Discontinued Operations
Profit (loss) per common share	$(0.01)	$0.01	$(0.01)	$0.02

Net Income:
Loss per common share	$(0.06)	$(0.05)	$(0.43)	$(0.12)

Weighted average shares outstanding	81,487,715	77,151,415	80,026,622	76,371,195
Diluted weighted average shares outstanding	81,487,715	77,151,415	80,026,622	76,371,195

Third Quarter 2007 Compared with Third Quarter 2006

Net Sales. During the third quarter of 2007, Star continued to market two very low-TSNA smokeless tobacco products – ARIVA® and STONEWALL Hard Snuff®. For the third quarter gross sales of the Company’s low-TSNA smokeless tobacco products were $140,800, an increase of approximately $9,800, from the prior year’s period. Net sales for the third quarter 2007 were $51,600 (gross sales of $140,800 less cash discount of $5,200, sales returns and allowances of $15,900 and sales incentives of $68,100), a $64,800 decrease as compared to the third quarter 2006. The net sales for the third quarter reflects our efforts to expand the distribution of the Company’s smokeless tobacco products, particularly STONEWALL Hard Snuff® to new distributors and chain store accounts and promote the “Natural” Stonewall blend that was introduced in March 2007 and the “Java” Stonewall blend that was introduced in August 2007. The Company is preparing to introduce a Java blend ARIVA® product this quarter. It will take significantly greater sales of smokeless products for this business segment to operate at breakeven levels. STONEWALL Hard Snuff® now represents a majority of the Company’s hard tobacco sales and the Company has sought to increase the number of chain store accounts carrying the product and to explore licensing opportunities with other tobacco companies for its dissolvable low-TSNA smokeless products. During the third quarter the Company’s marketing and distribution expense also increased, in part, as a result of the increased effort to expand distribution and introduce the new Stonewall® blends into the market.

Over the years, acceptance of ARIVA® as an alternative to cigarettes has continued to be adversely impacted by a number of factors, including, among others: (1) lack of consumer familiarity with ARIVA®, (2) the fact that ARIVA® requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (3) the continuing impact of publicly stated opposition to ARIVA® by certain Attorneys General and certain public health advocacy groups that appeared in various newspapers and FDA filings following the introduction of the product; (4) ARIVA® requires smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (5) the need to develop name brand recognition with consumers; and (6) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users. While STONEWALL Hard Snuff ®, as a smokeless tobacco product, is more familiar to adult consumers of smokeless tobacco in terms of use and taste, sales of both STONEWALL Hard Snuff® and ARIVA® have been impacted by the Company’s working capital constraints over the last several years which have limited expenditures for marketing and product placement. During the third quarter of 2007 no royalties were paid to the Company for sales of low-TSNA smokeless tobacco, other low-TSNA products or low-TSNA tobacco.

Gross Profits. The gross loss for the Company’s smokeless tobacco products was approximately $(0.5) million for the third quarter of 2007, compared with a loss of approximately $(0.4) million during the third quarter of 2006. The third quarter 2007 loss, in part, reflects increased costs for coupon expenses, slotting fees, discounts and other promotions. Federal excise taxes as well as the US Department of Agriculture payments required from smokeless tobacco products are de minimis. The Company’s cigarette operations were reported as discontinued operations for both periods as was the income from the Tantus licensing agreement.

Total Operating Expenses. Total operating expenses were approximately $3.9 million for the third quarter of 2007, an increase of approximately $0.1 million compared with approximately $3.8 million for the third quarter of 2006. Marketing and distribution costs increased by approximately $0.9 million and general and administrative costs increased by approximately $0.3 million. Depreciation cost decreased by approximately $1.1 million. Research and development costs remained approximately the same in both periods.

Marketing and Distribution Expenses. Marketing and distribution expenses totaled approximately $1.0 million for the third quarter of 2007, an increase of approximately $0.9 million compared with approximately $0.1 million for the third quarter of 2006. The higher marketing expenses in the third quarter 2007 reflect increases in advertising and product sampling associated with the introductions of the Natural flavor STONEWALL Hard Snuff® in March 2007 and the Java blend in August 2007, as well as a general increase in marketing efforts to expand sales of the Company’s smokeless tobacco products. It also reflects increased shipping costs associated with the Company’s sampling programs and the utilization of package shippers rather than full trucks for delivery of smokeless tobacco products.

General and Administrative Expenses. General and administrative expenses totaled approximately $2.9 million for the third quarter of 2007, an increase of approximately $0.3 million, compared with approximately $2.6 million for the third quarter of 2006. During the third quarter of 2007, there were increased legal expenses of approximately $0.3 million, a portion of which were associated with the appeal of the rulings issued by the District Court in January 2007 and June 2007 in the Company’s patent infringement litigation against RJR and other legal costs relating to the restructuring of the Company to be in a position to pursue the development of tobacco-based pharmaceuticals through a separate subsidiary. The Company anticipates total legal costs of approximately $0.8 million in connection with the appeal in the RJR litigation (of which $0.5 million was paid in the first quarter of 2007 with approximately $0.3 million expensed during the first nine months of 2007) and an additional cost of approximately $1.0 million for completion of the trial portion of its patent infringement litigation assuming success on appeal. Increased insurance costs of approximately $0.1 million as well as decreased facility costs of approximately $0.1 million occurred in the third quarter of 2007 versus the third quarter of 2006.

Depreciation Expenses. Depreciation expense totaled approximately $23,000 for the third quarter of 2007, a decrease of approximately $1.1 million, compared with approximately $1.1 million for the third quarter of 2006. The higher depreciation expense during the third quarter of 2006 primarily reflects the amount of tobacco cured in the Company’s

StarCured® tobacco curing barns. The tobacco curing barns were depreciated during the third and fourth quarters of 2006 when they were used to cure tobacco. Depreciation was calculated based on a units of production method. During the first quarter of 2007, approximately 990 tobacco curing barns were sold to farmers participating in the Company’s StarCured® program. There was no depreciation for the remaining barns because they were burley barns maintained in Kentucky and have been idle equipment since they were not being used to cure tobacco.

Research and Development Expenses. There were de minimis costs of approximately $19,000 during the third quarter of 2007 and approximately $38,000 during the third quarter of 2006. Consistent with its efforts to cut costs, the Company has deferred certain research projects since late 2003. The Company expects to maintain its spending on research at a de minimis level while it continues to concentrate on the appeal of its patent infringement lawsuit against RJR and expanded sales of its low-TSNA smokeless tobacco products. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred as a result of its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities.

Interest Income and Expense. The Company had interest income of approximately $115,000 in the third quarter of 2007 and interest expense of approximately $320,000, for a net interest expense of approximately $205,000. This compares to interest income of approximately $513,000 and interest expense of approximately $501,000 for a net interest expense of approximately $11,000 in the third quarter of 2006. The lower interest income during the third quarter of 2007 is the result of the sale of the interest stream in our MSA escrow accounts, which is offset somewhat by interest earned on higher cash balances. In the past, the Company received for its own account the current interest on the amounts in escrow. As a result of the sale and assignment of the interest stream and reversionary interest in its MSA escrow accounts, the Company will not receive any further interest payments on the escrow accounts after the sale. The decrease in the interest expense relates directly to the reduction in debt due to B&W and the restructuring of debt payments as a result of payment of approximately $2.9 million against the long-term B&W debt in March 2007. On January 1, 2006, the Company began paying interest and principal on its long-term notes from B&W, which as of September 30, 2007 had a principal balance of approximately $13.1 million.

Income Tax Expense. The Company incurred an expense of $25,000 for interest on liabilities for unrecognized tax benefits during the third quarter of 2007. However, the losses during the third quarter of 2007 reduced the tax exposure of the Alternative Minimum Tax from gains in the first quarter, resulting in $57,000 of net tax benefit. As of January 1, 2007, the Company recorded a $2.1 million liability for unrecognized tax benefit as a charge to beginning accumulated deficit and the resulting interest on the unrecognized tax benefit was charged during the first nine months of 2007. During the third quarter of 2006, the Company had no income tax expense due to net losses.

Net Loss. The Company had a net loss of approximately $(5.0) million for third quarter of 2007 compared with a net loss of approximately $(3.6) million reported in the third quarter of 2006. The net loss in the third quarter of 2007 primarily reflects the impact of a loss from continuing operations of approximately $(4.5) million, and a loss of approximately $(0.5) million from discontinued operations. In the third quarter of 2006 there was a loss from continuing operations of approximately $(4.2) million that was offset by a profit from discontinued operations of approximately $0.6 million, for a net loss of ($3.6) million.

Discontinued Operations. The Company’s discontinued operations for the three and nine month periods ended September 30, 2007 and 2006 are summarized in the following table:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2007	2006	2007	2006
Net sales	$1,251,093	$10,333,880	$10,367,726	$28,245,235
Cost of goods sold	1,721,080	8,227,296	11,058,368	22,404,623

Gross margin (loss)	(469,987)	2,106,584	(690,642)	5,840,612
Operating Expenses	1,017	1,508,164	2,049,340	4,234,201

Operating income (loss)	(471,004)	598,420	(2,739,982)	1,606,411
Gain on disposal, net of income taxes	—	—	2,354,300	—

Total from discontinued operations	$(471,004)	$598,420	$(385,682)	$1,606,411

In May 2007 the Company licensed the trademarks for its three cigarette brands to Tantus and in June 2007 ceased manufacturing any cigarette products in favor of the production and marketing of our low-TSNA smokeless tobacco products. In the third quarter of 2007, the Company sold inventoried cigarettes to Tantus pursuant to the terms of the license agreement with Tantus. The sale price for this inventoried product approximated Star Tobacco’s production cost and are reflected as net sales above.

There were no marketing and distribution expenses for the discount cigarette business in the third quarter 2007. All expenses related to the sale of cigarette products ceased as of June 10, 2007, the effective date of the licensing agreement with Tantus.

Under a cooperative marketing provision in the Tantus license agreement, former Star Tobacco salesmen who were hired by Tantus are continuing to sell the Company’s smokeless tobacco products.

First Nine Months of 2007 Compared with First Nine Months of 2006

Net Sales. During the first nine months of 2007, the Company’s gross sales of ARIVA® and STONEWALL Hard Snuff® increased by approximately 63.1%, from approximately $324,900 in the first nine months of 2006 to approximately $529,800 in the first nine months of 2007. Net sales for the nine months ended September 30, 2007 were $398,900 (gross sales of $529,800 less cash discounts of $19,800, sales returns and allowances of $15,900 and sales incentives of $95,800), a $124,500 dollar increase versus the same period a year ago. STONEWALL Hard Snuff® now represents a majority of the Company’s hard tobacco sales as the Company worked to expand the distribution of its smokeless tobacco products, particularly STONEWALL Hard Snuff® to new distributors and chain store accounts and introduced a Natural Stonewall blend in March 2007 and a Java blend in August 2007. The Company is currently preparing to introduce a Java blend of ARIVA® this quarter. However, it will take significantly greater sales of smokeless products for this business segment to operate at breakeven levels. STONEWALL Hard Snuff ® now represents a majority of the Company’s hard tobacco sales and the Company has sought to increase the number of chain store accounts carrying the product and explore licensing opportunities with other tobacco companies for its dissolvable low-TSNA smokeless products.

Beginning in 2002, ARIVA® was broadly distributed in retail outlets throughout the United States. ARIVA® is currently available at numerous convenience stores and through major national drug store chains.

Gross Profits. The gross loss for the Company’s smokeless tobacco products increased to approximately $(1.3) million for the first nine months of 2007 compared with a loss of approximately $(1.1) million during the first nine months of 2006. Federal excise taxes as well as the US Department of Agriculture payments required from smokeless tobacco product sales are de minimis. The Company’s cigarette sales were reported as discontinued operations for both periods as was the income from the Tantus licensing agreement.

Total Operating Expenses. Total operating expenses increased by approximately $1.0 million to approximately $10.6 million for the first nine months of 2007 from approximately $9.5 million for the first nine months of 2006. Marketing and distribution expenses increased by approximately $1.3 million, and general and administrative expenses increased by approximately $0.8 million. Depreciation decreased by approximately $1.1 million. Research and development costs remained approximately the same.

Marketing and Distribution Expenses. Marketing and Distribution expenses for smokeless products totaled approximately $1.6 million for the first nine months of 2007, an increase of approximately $1.3 million over the expense of approximately $0.3 million in the first nine months of 2006 which reflects increased marketing expenses for advertising and sampling of the new Natural and Java blends of STONEWALL Hard Snuff® that were introduced in March and August 2007, respectively. Additionally, the increase in marketing and distribution expenses reflects costs associated with several sales personnel who had been primarily selling cigarettes with a secondary attention on smokeless tobacco products and who were assigned exclusively to smokeless tobacco sales upon execution of the Tantus license agreement. This increase also reflects increased shipping costs associated with the Company’s sampling program and the utilization of package shippers rather than full trucks for delivery of smokeless tobacco products.

General and Administrative Expenses. General and Administrative expenses totaled approximately $8.9 million for the first nine months of 2007, which is an increase of approximately $0.8 million from the approximately $8.1 million in the first nine months of 2006. During the first nine months of 2007, there were increased legal expenses of approximately $0.8 million, a portion of which were associated with the appeal of the rulings issued by the District Court in January 2007 and June 2007 in the Company’s patent infringement litigation against RJR, and other legal costs related to the restructuring of company to be in a position to pursue the development of tobacco based pharmaceuticals through a separate subsidiary. The Company anticipates total legal costs of approximately $0.8 million in connection with the appeal process (of which $0.5 million was paid in the first quarter of 2007 and approximately $0.3 million expensed during the first nine months of 2007) and an additional cost of approximately $1.0 million for completion of the trial portion of its patent infringement litigation assuming success on appeal. There were increased insurance costs of approximately $0.2 million that were primarily offset by decreased facility costs of approximately $0.1 million in the first nine months of 2007 versus the first nine months of 2006.

Depreciation Expenses. Depreciation expense totaled approximately $52,000 for the first nine months of 2007, a decrease of approximately $1.1 million, compared with approximately $1.1 million for the first nine months of 2006. The higher depreciation expense during the first nine months of 2006 primarily reflects the amount of tobacco cured in the Company’s StarCured® tobacco curing barns during the third quarter of 2006. The tobacco curing barns were depreciated during the third and fourth quarters of 2006 when they were used to cure tobacco. Depreciation was calculated based on a units of production method. During the first quarter of 2007, approximately 990 tobacco curing barns were sold to farmers participating in the Company’s StarCured® program. There was no depreciation for the remaining barns because they were burley barns maintained in Kentucky and have been treated as idle equipment since they were not being used to cure tobacco.

Research and Development Expenses. There were de minimis costs of approximately $52,000 during the first nine months of 2007 and approximately $62,000 during the first nine months of 2006. Consistent with its efforts to cut costs, the Company has deferred certain research projects since late 2003. The Company expects to maintain its spending on research at a de minimis level while it continues to concentrate on the appeal of its patent infringement lawsuit against RJR and expanded sales of its low-TSNA smokeless tobacco products. Presently, the Company’s research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While its research work has been deferred as a result of its lack of available working capital, the Company has designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities.

Interest Income and Expense. The Company had interest income of approximately $0.7 million in the first nine months of 2007 and interest expense of approximately $1.1 million for a net interest expense of approximately $0.4 million. This compares to interest income of approximately $1.4 million and interest expense of approximately $1.5 million for a net interest expense of approximately $0.1 million in the first nine months of 2006. The lower interest income during the first nine months of 2007 is the result of the sale of the interest stream in our MSA escrow accounts offset by interest earned on higher cash balances. In the past, the Company received for its own account the current interest on the amounts in escrow. As a result of the sale and assignment of the interest stream and reversionary interest in its MSA escrow accounts in March, the Company is not receiving any further interest payments on the escrow accounts after the sale. The decrease in the interest expense relates directly to the reduction in debt due to repayments totaling approximately $6.2 million of principal outstanding during the first nine months of 2007. On January 1, 2006, the Company began paying interest and principal on its long-term notes from B&W, which as of September 30, 2007, had a principal balance of approximately $13.1 million.

Income Tax Expense. The Company recorded $226,000 of estimated income taxes for alternative minimum tax ($126,000) and interest on liabilities for unrecognized tax benefits ($100,000) during the first nine months of 2007 due to its sale of the interest stream and reversionary interest in its MSA escrow accounts and its tobacco curing barns. The Company adopted FASB Interpretation No. 48 (“FIN 48”) effective January 1, 2007 and recorded a $2.1 million liability for unrecognized tax benefit as a charge to beginning accumulated deficit. During the first nine months of 2006, the Company had no income tax expense due to net losses.

Net Loss. The Company had an operating loss of approximately $(11.9) million for the first nine months of 2007 compared with an operating loss of approximately $(10.7) million in 2006. The net loss for first nine months of 2007 was approximately $(34.4) million compared with a net loss of approximately $(9.1) million reported for the first nine months of 2006. The net loss in the first nine months of 2007 reflects the impact of the $(27.0) million loss associated with the sale of the interest stream and reversionary interest in the MSA escrow accounts, and the operating loss of approximately $(11.9) million, partially offset by the $5.3 million gain from the sale of approximately 990 tobacco curing barns as well as the loss from discontinued operations of approximately $(0.4) million. The results in the first nine months of 2006 reflected the loss from continuing operations of approximately $(10.7) million, offset by a gain from discontinued operations of approximately $1.6 million.

Discontinued Operations.

During the first nine months of 2007, the Company’s cigarette sales decreased by approximately 63% to $10.4 million compared to approximately $28.2 million during the first nine months of 2006. The decreased number of cigarettes sold reflected the Company’s efforts to continue to operate in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota, and to aggressively limit sales in MSA states in the first five months of the year. Also, we ceased selling the trademarked brands licensed to Tantus under our May 10, 2007 license agreement as of June 8, 2007. As a result, Cigarette shipments in the first nine months of 2007 totaled approximately 39.7 truckloads. This compares with approximately 103.4 truckloads in the first nine months of 2006. Under the licensing agreement with Tantus while Star Tobacco continues to have the ability to manufacture and sell cigarettes, it is now focusing its efforts on the manufacture and sale of its dissolvable low-TSNA smokeless tobacco products, as opposed to cigarettes.

The average sales price per carton was approximately $7.97 per carton during the first nine months of 2007, compared to approximately $7.90 per carton during the first nine months of 2006. The sales price for the first nine months of 2007 increased $0.07 per carton or approximately 1.0% compared with the first nine months of 2006 and reflects, in part, the agreement to sell Tantus inventoried product at a reduced price as part of the May 10, 2007 license agreement.

Gross profit decreased approximately $(6.5) million to a loss of approximately $(0.7) million in the first nine months of 2007 compared to a profit of approximately $5.8 million during the first nine months of 2006. The decrease was primarily due to lower sales volume and a lower selling price. The Federal Excise Taxes have remained constant at $3.90 per carton for both periods.

For discount cigarettes sales during the first nine months of 2007, the Company’s cost-of-goods sold increased by approximately 8.8% to a blended average of approximately $2.48 per carton, compared with a blended average cost of approximately $2.28 per carton during the first nine months of 2006. This increase was primarily attributable to greater volume production and more stable production schedules in the first nine months of 2006.

Marketing and Distribution expenses totaled approximately $2.6 million for the first nine months of 2007, a decrease of approximately $1.8 million, compared with $4.4 million for the first nine months of 2006. This was due, in part, to the fact that in the second quarter of 2007, the Company terminated thirty-one field sales force staff who had been selling cigarettes in Texas and Mississippi. However, the majority of these salespersons continue to sell the Company’s smokeless tobacco products under a cooperative marketing provision contained in the Tantus license agreement.

During the first nine months of 2007, there was also a write-down of equipment for $22,583, as well as a loss for the transfer of salesperson contingency funds to Tantus of $180,041.

The Company recorded a gain on the sale of the licensing rights under the Tantus license agreement in the second quarter of 2007 based upon the present value of the total proceeds to be received of approximately $2.9 million using a discount rate of 9.25% net of approximately $600,000 of costs associated with the licensing right received in this transaction. This resulted in a gain on licensing rights from discontinued operations of approximately $2.4 million which was recognized during the first nine months of 2007. There was no similar gain from licensing rights for the same period in 2006.

The overall loss for discontinued operations for the first nine months of 2007 totaled approximately $(0.4) million as compared to a gain of approximately $1.6 million for the first nine months of 2006.

Liquidity and Capital Resources

Overview

The Company has been operating at a loss for the past five years. The Company’s prospects are dependent on the distribution and consumer acceptance of its low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Also, the Company’s long-term prospects will be dependent on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which it is the exclusive licensee. However, the ability to generate revenues through such royalty payments will also be dependent upon the successful completion of the Company’s ongoing patent infringement lawsuit against RJR. In that lawsuit, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that two of the Company’s patents which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite and in June 2007, the Court issued a ruling that granted RJR’s inequitable conduct defense, with respect to the patents at issue in the case. That ruling and the two rulings issued in January 2007, have been appealed to the United States Court of Appeals for the Federal Circuit and are pending before that Court.

As of September 30, 2007, the Company had a working capital surplus of approximately $12.6 million, which included cash of approximately $14.1 million. Future cash needs over the subsequent year include:

•

Litigation costs in connection with the appeal portion of the Company’s patent infringement case against RJR of approximately $800,000, of which $500,000 was paid as a fee in the first quarter with approximately $333,000 expensed during the first nine months of 2007,

•	monthly principal and interest payments of approximately $230,000 in connection with the repayment of the Company’s long-term B&W debt; and

•	funding of other aspects of the Company’s current operations in light of continued operating losses.

We expect to continue to incur losses in connection with the sale of our smokeless tobacco products for the foreseeable future. While sales of smokeless tobacco have been increasing quarter to quarter, it will require substantially increased sales to reach a breakeven level for these products. Star Pharma has had no revenues or appreciable operating expenses to date. Given the typical long lead time for federal approval of any pharmaceutical products, we do not expect that Star Pharma will generate any revenues for the foreseeable future, but rather that Star Pharma will focus its efforts on the research and development aspects of a range of tobacco based pharmaceuticals, assuming sufficient capital can be generated to support such activities.

With the proceeds from the recent transactions in 2007, we anticipate that we will have sufficient funds to support our operations through the second quarter of 2008. However, absent the successful completion of the Company’s ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, or a substantial improvement in revenues and/or royalties from smokeless tobacco products, the Company believes that it will be necessary to pursue additional sources of funds during the second quarter of 2008. However, depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before that time. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms, if at all.

Summary of Balances and Recent Sources and Uses

As of September 30, 2007, we had positive working capital of approximately $12.6 million, approximately $14.1 million in cash and cash equivalents and approximately $1.2 million of accounts receivable, compared to working capital of approximately $4.2 million, approximately $4.3 million in cash and cash equivalents, and approximately $4.8 million in accounts receivable, as of December 31, 2006.

The statement of cash flows combines the cash flows generated from discontinued operations with the cash flows from continuing operations within each of the three categories shown below. As a result of the licensing agreement with Tantus, our total revenues will be decreased significantly. However, we had been losing money on our cigarette sales for the last two quarters prior to the Tantus transaction, and we expect to achieve some cash flow savings from the elimination of these operations. The license agreement with Tantus also provides a stable source of revenue from our trademarked brands. Pursuant to the license agreement, Tantus made an initial payment of $600,000 on the agreement date and $300,000 from July through September 2007. Tantus will make consecutive monthly payments of $100,000 per month for an additional twenty-one months and $3,000 per month thereafter for the seven year duration of the term of the agreement. The first monthly payment was made in July 2007. These licensing payments were included on a discounted cash flow basis in the second quarter of 2007.

Net Cash From Operating Activities. In the first nine months of 2007, approximately $9.9 million of cash was used in operating activities compared to approximately $7.6 million of cash used in operating activities during the first nine months of 2006.

Net Cash From Investing Activities. During the first nine months of 2007, there was a total of approximately $12.0 million of cash generated by investing activities. Of that amount, approximately $11.6 million was generated by the sale of tobacco curing barns and $0.9 million was generated from the initial and monthly payments from the sale of the licensing rights under the agreement with Tantus. Approximately $0.6 million was used to purchase hard tobacco equipment which had been leased under an operating lease, of which $0.5 million of the purchase was released from a deposit being held by the leasing company. During the first nine months of 2006, there was minimal cash generated by investing activities.

Net Cash From Financing Activities. During the first nine months of 2007, approximately $4.0 million was used in financing activities of which approximately $6.3 million was used to repay long-term debt while $2.2 million was generated by the sale of common shares and approximately $0.1 million was generated by the exercise of stock options to purchase common shares. Of that approximately $6.2 million used to repay debt, approximately $2.9 million was paid to RJR (the remaining entity from the 2004 combination of RJR and B&W) against the principal of our outstanding barn debt in connection with the sale and the release of certain of the tobacco curing barns from a security interest initially granted to B&W. That principal payment was applied against Note “A” of the original B&W long-term debt and reduce principal payments on that note for approximately forty months beginning April 1, 2007. During the first nine months of 2007, approximately $2.2 million was generated by financing activities due to the sale of common stock. During the first nine months of 2006, approximately $4.3 million was generated by financing activities, principally due to the issuance of $8.5 million of common shares net of approximately $4.2 million in payments on long-term debt and capital lease obligations.

Net Cash Used in MSA Escrow Payments. In the first nine months of 2007, approximately $0.2 million was deposited into the MSA escrow accounts and in the first nine months of 2006, approximately $1.1 million was deposited into the MSA escrow accounts. In March 2007, we assigned all of our right to the interest stream from and any reversionary interest in the Company’s MSA escrow accounts for approximately $11.6 million. While the escrow accounts will remain in the Company’s name and be available to satisfy judgments or settlements by the Settling States for twenty-five years after deposit, we no longer will receive the interest generated by the MSA escrow accounts and have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy a portion of any such judgments or settlements by the Settling States. As a result, we recognized a loss of $(26.8) million on the sale of the interest stream and reversionary interest in the MSA escrow accounts in the first quarter of 2007. In April 2007, we deposited approximately $0.2 million for our 2006 escrow obligation and we assigned the interest stream and reversionary interest in these deposits for approximately $64,000, pursuant to the terms of the agreement entered into in March 2007. This resulted is a loss of approximately $(150,000) on the sale of the interest stream and reversionary interest in the MSA escrow account in the second quarter of 2007, bringing our total loss to approximately $(27.0) million.

Cash Demands on Operations

We continue to experience operating losses that totaled $(11.9) million during the first nine months of 2007 as compared to an operating loss of $(10.7) million in the first nine months of 2006. For the first nine months of 2007, sales of our smokeless products grew to $398,908, an increase of approximately 45.2% over sales of $274,355 in the first nine months of 2006.

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

Contingent Liabilities and Cash Demands

B&W Agreements. Under the Restated Master Agreement, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we currently owe B&W approximately $13.1 million in long-term tobacco curing barn loans. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly payments that began on January 1, 2006. The debt is secured by tobacco leaf inventory and our remaining tobacco curing barns. Once the outstanding loan balance is reduced to $10 million, the collateral will be released.

In addition, we also had an obligation to B&W as a result of restructured accounts payable to make monthly principal payments of $250,000, plus interest at a rate of 1% over prime on the outstanding balance. That balance was repaid in full as of August 1, 2007.

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

Bank Note Payable. We have an obligation for a bank note, which is collateralized by a vehicle, payable in 60 monthly payments of $2,359 (principal and interest). This note payable began July 15, 2007 and the interest rate is 5.9%.

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

Over the past several years, we have asserted several challenges to the MSA and qualifying statutes. These constitutional challenges were not successful and we are not currently engaged in any litigation challenging the constitutionality of the MSA and qualifying statutes. Also, we completed a comprehensive settlement relating to our obligation as a nonparticipating manufacturer under the MSA in June 2003 and as of September 2007 we are focusing our activities on the sale of smokeless tobacco products, as opposed to cigarettes. As a result, we do not anticipate incurring significant costs related to litigation arising out of the MSA in the future.

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

Development Grants. On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In its response, the Company requested that the grant be extended for an additional year, given certain delays which had been encountered in connection with the launch of its smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA that sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. In October 2006, the Company received a further inquiry from Mecklenburg County regarding the status of the grant and again requested an extension of the grant. In August 2007, the Company received a letter from the Virginia Economic Development Authority seeking further information relating to the grant. On September 20, 2007, the Company responded to the request and formally requested that the grant be extended for an additional two years to provide the company an opportunity to further demonstrate its level of investment and hiring compared to projections contained in the original grant. In early October the Company was advised that its requested extension would not be approved. The Company is continuing to discuss the status of the grant with the Economic Development Authority. Depending on the outcome of those discussions, the Company may be required to return all or a portion of the $300,000 grant. Given these uncertainties the Company has determined that it is more probable than not that it will be required to return all or a portion of the grant funds and included the total grant amount of $300,000 as an accrued liability as of September 30, 2007. The funds were used for leasehold improvements at our Chase City facility and, accordingly, the amount is being capitalized as leasehold improvements and amortized over the remaining life of the lease.

Critical Accounting Estimates

Accounting principles generally accepted in the United States require estimates and assumptions to be made that affect the reported amounts in the Company’s consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result, actual results could differ from those estimates. These critical accounting estimates are detailed in the Company’s report on Form 10-K for the year ended December 31, 2006, which was filed on March 16, 2007, as amended on Form 10-K/A, filed on April 30, 2007. Due to the estimation processes involved, those accounting policies and their application are considered to be critical to understanding the business operations, financial condition and results of operations of the Company.

Sales Incentives Estimates. As required by GAAP, Star records consumer incentives and trade promotion activities as a reduction of revenues based on amounts estimated as being due to customers and consumers at the end of a period. The estimates are based principally on historical utilization and redemption rates. Such programs include discounts, coupons, rebates, slotting fees, in-store display incentives and volume-based incentives. To the extent that redemption rates exceed our estimates, this would increase the Company’s liability related to outstanding coupons.

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

Conclusion

As of September 30, 2007, the Company had approximately $12.6 million of working capital of which approximately $14.1 million is cash. With our current cash position, we anticipate that we will have sufficient funds to support our operations through the second quarter of 2008. Absent the exercise of outstanding warrants, or a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it will be necessary to pursue additional sources of funds during the second quarter of 2008. However, depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that date.

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

In connection with the evaluation of internal controls described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007, as amended on Form 10-K/A on April 30, 2007 (the “2006 Annual Report”), Star Scientific, Inc. identified several areas for improvement in internal control over financial reporting and, as described in the Company’s 2006 Annual Report and made changes to its policies and procedures during 2006 and 2007 that are intended to strengthen its disclosure controls and procedures, as well as its internal control over financial reporting.

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

On January 19, 2007, the Court granted RJR’s Motions for Summary Judgment in part and denied these motions in part. On its Motion for Summary Judgment on the Effective Filing Date of the Patents, the Court established September 15, 1999 as the effective filing date, but denied RJR summary judgment of invalidity with regard to the patents-in-suit. On RJR’s Motion for Summary Judgment on Indefiniteness, the Court granted the motion on the basis that the term “anaerobic condition” was indefinite. In its January 2007 ruling, the District Court indicated that it would issue its ruling on RJR’s inequitable conduct defense by the end of February. After filing a motion to permit the case to proceed on appeal on an interlocutory basis as to the rulings issued in January and a Petition for a Writ of Mandamus in the Federal Circuit Court of Appeals to require issuance of the decision on the inequitable conduct defense, the Court ultimately issued its decision on the inequitable conduct defense on June 26, 2007. In its ruling the Court held the two patents unenforceable due to inequitable conduct in their procurement and a final judgment against the Company was docketed on June 27, 2007. The Company the next day filed a notice of appeal as to the rulings issued in January and as to the ruling on the inequitable conduct defense with the United States Court of Appeals for the Federal Circuit. On September 10, 2007, the Company filed its opening appeal brief with the United State Court of Appeals for the Federal Circuit. RJR’s brief is due by November 20, 2007, and the Company’s reply brief is due by December 21, 2007. Once briefing has been completed, the Federal Circuit Court of Appeals will assign a date for oral argument before a three judge panel.

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

Other

On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for its Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In its response, the Company requested that the grant be extended for an additional year, given certain delays which had been encountered in connection with the launch of its smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA that sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. In October 2006, the Company received a further inquiry from Mecklenburg County regarding the status of the grant and again requested an extension of the grant. In August 2007, the Company received a letter from the Virginia Economic Development Authority seeking further information relating to the grant. On September 20, 2007, the Company responded to the request and formally requested that the grant be extended for an additional two years to provide the company an opportunity to further demonstrate its level of investment and hiring compared to projections contained in the original grant. In early October the Company was advised that its requested extension would not be approved. The Company is continuing to discuss the status of the grant with the Economic Development Authority. Depending on the outcome of those discussions, the Company may be required to return all or a portion of the $300,000 grant. Given these uncertainties the Company has determined that it is more probable than not that it will be required to return all or a portion of the grant funds and included the total grant amount of $300,000 as an accrued liability as of September 30, 2007. The funds were used for leasehold improvements at our Chase City facility and, accordingly, the amount is being capitalized as leasehold improvements and amortized over the remaining life of the lease.

There is other minor litigation in the ordinary course of business which the Company is vigorously defending or pursuing.

Item 1A.	Risk Factors

There are no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007, as amended on Form 10-K/A on April 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits.

(a)	Exhibits

Number	Description
3.1	Restated Certificate of Incorporation (1)

3.2	By-laws of the Company as Amended to Date (2)

10.1	Agreement dated October 10, 2007 by and between Christopher G. Miller and Star Scientific, Inc.

10.2	Agreement dated October 10, 2007 by and between Park A. Dodd, III and Star Scientific, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 21, 2006.
(3)	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. § 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

Date: November 8, 2007	/s/ PARK A. DODD, III
PARK A. DODD, III
Authorized Signatory and Chief Financial Officer