Form 10-K
period 2007-12-31
STAR SCIENTIFIC INC
filed 2008-03-17
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-15324

STAR SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1402131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 South Market Street, Petersburg, VA 23803	(804) 861-0681
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

        Larger accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 29, 2007 was approximately $53,291,478. Shares of voting stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each class of common equity as of March 1, 2008: 81,487,715 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

i

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Report to “Star Scientific”, “Company”, “we”, “our”, “us” and similar terms refer to Star Scientific, Inc. and its wholly owned subsidiaries Star Tobacco, Inc., a Virginia corporation, and Star Pharma, Inc., a Delaware corporation, which also may be referred to in this Report as “Star Tobacco” and “Star Pharma.”

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, particularly in the smokeless tobacco area, the uncertainties inherent in the progress of scientific research, our ability to raise additional capital in the future that is necessary to maintain our business, potential disputes concerning our intellectual property, risks associated with litigation regarding such intellectual property, potential delays in obtaining any necessary government approvals of our low-TSNA tobacco products, market acceptance of our new smokeless tobacco products, competition from companies with greater resources than us, our decision not to join the Master Settlement Agreement, and our dependence on key employees and on our strategic relationships with Brown & Williamson Tobacco Corporation in light of its combination with RJ Reynolds Tobacco Company, Inc., and the impact of potential litigation, if initiated against or by individual states that have adopted the Master Settlement Agreement, which could be materially adverse to us.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Part 1–Item 1A–Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in “Part 1–Item 1A–Risk Factors” of this Report in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

ii

PART I

ITEM 1.	BUSINESS

Overview

We are a technology-oriented tobacco company with a mission to reduce toxins in tobacco leaf and tobacco smoke. We are primarily engaged in:

•

the development, implementation and licensing of our proprietary technology for the curing of tobacco so as to substantially prevent the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco-specific nitrosamines, or TSNAs;

•

the manufacture, sales, marketing and development of very low-TSNA dissolvable smokeless tobacco products that carry enhanced warnings beyond those required by the Surgeon General, including ARIVA® compressed powdered tobacco cigalett® pieces and STONEWALL Hard Snuff®;

•

the licensing of trademarks for certain cigarette brands owned by the Company and, potentially, the sale of cigarette products in the future, although we intend to focus our activities on the sale of our low-TSNA dissolvable smokeless tobacco products, consistent with our previously announced corporate mission to transition from the sale of discount cigarettes to low-TSNA smokeless tobacco products; and

•

the planned development of pharmaceutical products, particularly products that have a botanical, tobacco-based component, to treat tobacco dependence and a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression.

Internet Address And Internet Access To Periodic And Current Reports

Our Internet address is www.starscientific.com. You may obtain through our Internet website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Proxy Statements on Schedule 14A including any amendments to those reports or other information filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports will be available as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC. You can also obtain these reports directly from the SEC at their website, www.sec.gov, or you may visit the SEC in person at the SEC’s Public Reference Room at Station Place, 100 F. Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We will also provide a copy of our annual report on Form 10-K upon any written request by a shareholder.

Our History

In February 1998, Star Tobacco completed a share exchange with Eye Technology, Inc., a publicly held OTC Bulletin Board company based in Minneapolis, Minnesota. Eye Technology was organized as a Delaware corporation in 1985. While Eye Technology became Star Tobacco’s parent corporation, control of Eye Technology in effect shifted to the former stockholders of Star Tobacco and the management of Star Tobacco became the management of Eye Technology. By December 30, 1998, the assets and liabilities that comprised the pre-merger business of Eye Technology had been sold or liquidated, and the stockholders of Eye Technology voted to change its name to Star Scientific, Inc. Our primary corporate focus from that time forward has centered on the sales, marketing and development of tobacco products that expose adult tobacco users to lower levels of toxins and, pending the results of future peer-reviewed studies, may be proven to reduce health risks.

Historically our revenues have been generated principally through the sale of discount cigarettes by Star Tobacco. Star Tobacco was incorporated in 1990 and, until 1994, was primarily a contract manufacturer of cigars and cigarettes. In late 1994, Star Tobacco commenced development and commercialization of its own brands of discount cigarettes using primarily Virginia flue-cured tobacco, which competed principally on the basis of price. Around the same time, Star Tobacco commenced a research and development program relating to a range of tobacco products that deliver fewer toxins as well as tobacco cessation products. Shortly thereafter, Star Tobacco shifted its near-term research to technology focused on reducing the carcinogenic TSNAs, particularly the NNNs and NNKs, in the tobacco leaf and tobacco smoke.

Our Strategy

Our long-term focus is the research, development and licensing of technology for the production of very low-TSNA tobacco and related products, particularly dissolvable smokeless tobacco products, that expose adult tobacco users to substantially lower levels of toxins as compared to other smoked and smokeless tobacco products. Our overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products, both in the form of low-TSNA smokeless tobacco products and related pharmaceutical products. We fully accept the evidence that links smoking tobacco with a variety of diseases and premature death. We believe it is highly unlikely that the health risks of smoked tobacco can be completely eliminated, and that no safe cigarettes will ever be manufactured. We believe we were the first company to state unequivocally that “there is no such thing as a safe cigarette”. Further, we were the first company to affix to the back of the package of our first premium low-TSNA product, Advance®, a package “onsert” that contained not only scientifically verified comparative product content data, but also additional health warnings beyond those required by the Surgeon General. Despite worldwide efforts to curb tobacco use, the American Cancer Society continues to report that an estimated 1.3 billion people smoke and use other conventional tobacco products. Given the reality of tobacco use, we continue to believe that there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, we believe we have a corporate responsibility to continue our research and development efforts to manufacture tobacco products with the lowest level of toxins possible, particularly through the development of products containing tobacco cured using our StarCured® tobacco curing process. In June 2007, we announced the restructuring of the Company and the incorporation of a new subsidiary, Star Pharma, to pursue the development and regulatory approval of pharmaceutical products to treat smokeless tobacco addiction and a range of neurological conditions. In the past we have deferred both the continuation and the initiation of certain research projects because of the lack of working capital. Our ability to resume these research and development efforts and to advance the activities of Star Pharma will depend on our ability to obtain funding for these efforts. Our success will also depend on the results of our ongoing patent litigation with RJ Reynolds Tobacco Company, or RJR, which is currently on appeal and which has been pending since May 2001.

We currently are focusing our efforts on the manufacture and sale of our dissolvable low-TSNA smokeless tobacco products as opposed to cigarettes, consistent with our previously announced plans to exit the cigarette business as soon as practically possible. To facilitate this long-term strategy, on May 10, 2007, we entered into a license agreement with Tantus Tobacco LLC, or Tantus, for the exclusive license of our cigarette trademarks Sport®, MainStreet and GSmoke® to Tantus. We ceased the sale of those brands as of June 8, 2007 and have discontinued our cigarette operations.

In the period from 1999 through 2003, we purchased or arranged for the purchase of very low-TSNA flue-cured tobacco cured by farmers using the StarCured® tobacco curing process for resale to Brown & Williams Tobacco Corporation, or B&W. We suspended the purchase and sale of such low-TSNA flue-cured tobacco in 2004 after B&W indicated it would not make further purchases from us. In March 2007, we sold approximately 990 of our tobacco curing barns. The sale of these barns was made exclusively to farmers who had been participants in our StarCured® tobacco curing program. We continue to own 37 StarCured® barns that will be used to ensure we have an adequate supply of StarCured® tobacco for our low-TSNA dissolvable smokeless tobacco products, and for other needs.

Over the last several years, we have expended significant time and resources on the development of our very-low TSNA tobacco and dissolvable smokeless tobacco products, our patent infringement litigation against

RJR, and our efforts to market our smokeless tobacco products. While product licensing royalties and smokeless tobacco sales have been de minimis to date, we intend to continue our efforts to develop and sell smokeless tobacco products, and to pursue licensing arrangements for those products and related technology.

Our Technology

The StarCured® Process

The process of curing or drying tobacco so that it is suitable for use in the production of tobacco products begins immediately upon harvesting of the tobacco leaf. The two principal varieties of tobacco leaf in the United States are Virginia flue-cured tobacco and burley tobacco, both of which are typically used in American-made cigarettes to produce what is referred to as an American blend.

Under conventional curing methods used in the production of Virginia flue-cured tobacco, the leaves are placed in enclosed barns and are then exposed to gas-fired heat, while burley tobacco undergoes a curing process where the leaves are hung in sheds to dry naturally. The curing process for Virginia flue-cured tobacco takes approximately five to seven days, and the curing process used with burley tobacco generally lasts a month or more. Our proprietary StarCured® technology is applicable to the curing of Virginia flue-cured tobacco on a broad-scale commercial basis and, we believe, is also applicable to the curing of burley tobacco as well as other varieties of tobacco. Our proprietary curing process essentially arrests or eliminates microbial activity that normally occurs during curing, thereby preventing the formation of TSNAs. Our StarCured® curing technology does not, however, alter or affect taste, color or the nicotine content of tobacco. We make no claim or representation that our StarCured® tobacco curing process precludes the formation of harmful chemical constituents found in tobacco and tobacco smoke, other than TSNAs. Additionally, we make no claim that the elimination of TSNAs reduces the risk of disease. We have been careful not to make any health claims, directly or indirectly, even though peer-reviewed scientific literature continues to emerge pointing out that a reduction of these carcinogens in smokeless tobacco can be expected to reduce health risks.

We believe that through our StarCured® process we have the technology to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to the lowest possible levels (with carcinogenic NNKs and NNNs that measure 200 parts per billion and below) and that we have demonstrated that our process for curing tobacco using the StarCured® method can be scaled up to meet broad commercial needs in the United States and abroad. Our focus on very low-TSNA, non-fermented smokeless tobacco products, in addition to licensing of our technology, is based, in part, on the fact that there is broad agreement among tobacco researchers that tobacco smoke contains over 4,000 constituents, 65 of which are known carcinogens. TSNAs are considered to be one of the most significant groups of carcinogens in tobacco and tobacco smoke and are recognized as the most prevalent group of carcinogenic toxins in smokeless tobacco.

Our Intellectual Property Rights

Our proprietary technology for producing low-TSNA tobacco has been licensed exclusively from Regent Court Technologies, LLC, or Regent Court, a company in which Jonnie R. Williams, the technology’s inventor, our founder, Chief Executive Officer and largest stockholder, is a part owner. The license agreement with Regent Court grants us exclusive worldwide rights to and a right of sublicense for the StarCured® process, related patents covering the production of low-TSNA dissolvable smokeless tobacco products and the use of certain tobacco-based monoamine oxidase inhibitor, or MAO, agents in treating neurological conditions. For additional information related to our proprietary curing process, see “Patents, Trademarks and Licenses.” It is our objective to achieve widespread acceptance of our tobacco curing technology as a standard for the manufacture of less toxic and potentially less harmful smoked and smokeless tobacco products and, in the future, as a basis for the use of very low-TSNA tobacco in the production of smoking cessation products. In the future, we intend, through our Star Pharma subsidiary, acting alone or working with a major pharmaceutical company, to pursue the development of tobacco-based cessation products and a product designed to help patients who have relapsed after a trial of smoking cessation to prepare for another cessation attempt, particularly if Congress grants jurisdiction over all tobacco products to the FDA.

We are also the exclusive licensee of the two patents for producing low-TSNA tobacco that are the subject of our ongoing lawsuit against RJR. In that lawsuit the United States District Court for the District Court of Maryland issued a ruling holding that the patents at issue in the case are invalid because they are indefinite as to the term “anaerobic condition”. That court also granted RJR’s defense of inequitable conduct before the Patent Office. Those decisions have been appealed to United States Court of Appeals for the Federal Circuit and oral argument on the appeal was held before a three-judge panel on March 7, 2008. We are currently awaiting a decision on the appeal. A favorable outcome of the RJR litigation is crucial to the further development, implementation and licensing of our proprietary technology for the curing of tobacco, the sales, marketing and development of our very low-TSNA dissolvable smokeless tobacco products and our development of a pharmaceutical product to treat tobacco related dependence. Accordingly, we have dedicated substantial time and resources to defend and enforce our proprietary rights with respect to the patents subject to our lawsuit against RJR. For additional information related to our lawsuit against RJR, see “Item 3–Legal Proceedings.”

Our Products

Smokeless Tobacco Products

Over the past seven years, we have been engaged in the development of very low-TSNA, non-fermented smokeless tobacco products designed to provide adult tobacco users with a viable alternative to cigarettes for use in situations and environments where they cannot or choose not to smoke. This development effort was encouraged by our Scientific Advisory Board and other independent scientific, medical, and public health advisors who urged us to accelerate the development of smokeless products using 100% StarCured® very low-TSNA tobacco because smokeless products have far fewer toxins than conventional cigarettes. This position is supported by a 2002 report issued by the Royal College of Physicians in Great Britain that concluded the “consumption of non-combustible tobacco is of the order of 10-1,000 times less hazardous than smoking, depending on the product.” It is broadly agreed among tobacco researchers that cigarette smoke contains more than 4,000 chemical compounds, 65 of which are known to be carcinogenic. In contrast, it is generally recognized that the only major or biologically significant carcinogenic toxins in non-fermented smokeless tobacco are the TSNAs, particularly the NNNs and NNKs.

In November 2001, we introduced ARIVA® cigalett® pieces as our first hard tobacco smokeless tobacco product. ARIVA® is a compressed powdered tobacco product designed to dissolve completely in the mouth without leaving any residue or requiring expectoration. During the second quarter of 2003, in an effort to market a hard tobacco product to adult users of traditional smokeless tobacco products such as moist snuff, we introduced a non-fermented spit-free® “hard tobacco” product called STONEWALL Hard Snuff®, which also is made from non-fermented 100% low-TSNA StarCured® tobacco plus natural and artificial flavorings, as well as other ingredients.

ARIVA® and STONEWALL Hard Snuff® are currently marketed nationwide through tobacco distributors and wholesalers. In addition, we have introduced ARIVA® and STONEWALL Hard Snuff® through direct arrangements with several national retail chains, including Walgreen’s and RiteAid drug stores, and through other national distributors experienced with consumer products. In 2007, we introduced two new blends of STONEWALL Hard Snuff®, “Natural” and “Java” in addition to the original Wintergreen blend. We also introduced a “Java” blend of ARIVA® earlier this year.

Our sales of ARIVA® and STONEWALL Hard Snuff® have been de minimis to date and we did not have any international sales in 2007. We believe that in order to successfully market ARIVA® and STONEWALL Hard Snuff® on a broad basis we must develop additional distribution channels. We also will be required to expend substantial funds on the marketing of these products to consumers, which we will need to obtain from external financing, the availability of which cannot be assured. For additional information relating to our liquidity, see “Item 7–Liquidity and Capital Resources.” In 2001, we entered into a Hard Tobacco Agreement with B&W to test market a very low-TSNA smokeless tobacco product. This Hard Tobacco Agreement was terminated in December 2004. In the second quarter of 2004, we entered into an agreement with another tobacco manufacturer for the license of low-TSNA hard tobacco. Under that agreement, the manufacturer conducted an initial assessment of a hard tobacco product in 2004, but did not conduct a further test market as envisioned under the agreement. We will continue to explore such licensing opportunities in the future, in addition to the direct marketing of our dissolvable smokeless tobacco products.

Tobacco-based Pharmaceutical Products

In June 2007, we announced the incorporation of our new subsidiary, Star Pharma, which was formed to pursue a range of pharmaceutical products. Through Star Pharma, we intend to pursue the development of products that have a botanical, tobacco-based component, for the treatment of tobacco dependence, as well as products that would utilize certain MAO agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression. Star Pharma will operate under a sublicense agreement executed in December 2007 with Star Scientific relating to the intellectual property to which Star Scientific is the exclusive licensee, which includes patents for producing tobacco with very low-TSNA levels. The sublicense also covers patents for the use of MAO inhibitors in tobacco to treat various neurological conditions.

Following the incorporation of Star Pharma, a search was undertaken for a Clinical/Medical Director who would oversee the subsidiary’s anticipated clinical trials and new drug development efforts. On February 28, 2008, the Company announced that Curtis Wright, MD, MPH had joined the Company as Senior Vice President, Medical/Clinical Director of its Star Pharma subsidiary. Dr. Wright previously served as Vice President of Clinical and Regulatory Affairs for Adolor Corporation, and Executive Director, Medical Affairs and subsequently Executive Director of Risk Assessment for Purdue Pharma. Most recently, he was Executive Vice President for Risk Management and Regulatory Affairs at Javelin Pharmaceuticals, Inc., Cambridge, MA. Dr. Wright’s career at the FDA, from 1989 through October 1997, included multiple senior scientific positions in the Center for Drug Evaluation and Research, including Deputy Director and subsequently Acting Director of that division. We anticipate that Dr. Wright will formally assume his duties with Star Pharma on or about March 17, 2008.

Discount Cigarettes

Until June 2007, when we exited the cigarette business, the majority of our revenues were derived from the sales of discount cigarettes. However, since 2000, our discount cigarette business had experienced a significant decline in sales, partly due to intensified pricing competition from wholesalers selling deeply discounted, foreign-manufactured cigarettes. In May 2007, we entered into a agreement with Tantus for the exclusive license of our trademarks MainStreet®, Sport® and GSmoke®, in return for licensing fees during the seven-year term of the license agreement and beyond, if the license is renewed. As part of the license agreement, we stopped selling cigarettes under the MainStreet®, Sport® and GSmoke® brands as of June 8, 2007, consistent with our announced goal to exit from the cigarette business as soon as practically possible. Although we retain the right to manufacture and sell other branded cigarettes, we are focusing our efforts on the sale of our low-TSNA dissolvable smokeless tobacco products, as opposed to cigarettes. Accordingly, we accounted for our cigarette operations as “discontinued operations” in our consolidated financial statements beginning with the second quarter of 2007.

Our Research and Development

In the mid-1990’s, we commenced research and development activities based upon newly conceived technology for the processing of tobacco that substantially prevents the formation of TSNAs in cured tobacco. Our research and development activities have focused on: (i) perfecting and testing methods for processing very low-TSNA tobacco; (ii) developing products that incorporate our specially processed tobacco, including products for the smoked and smokeless tobacco markets; (iii) establishing and expanding our patent portfolio; and

(iv) developing relationships with tobacco farmers, as well as the tobacco industry, with the intent to commercialize our processes through licensing and royalty arrangements, among other vehicles, to generate revenue. Our research and development efforts culminated in the development of our proprietary technology relating to various aspects of the process for producing very low-TSNA tobacco and tobacco products. Through our license agreement with Regent Court, we have exclusive rights to 12 U.S. patents, other foreign patents and pending patent applications relating to the process of producing very low-TSNA tobacco as well as products developed using this technology. For additional information related to our intellectual property, see “Our Patents, Trademarks and Licenses.”

We expect to maintain our spending on research at a de minimis level while we continue to concentrate on our patent infringement lawsuit against RJR. In 2003, consistent with our efforts to cut costs, we deferred our research projects and have not convened a meeting of our Scientific Advisory Board since that time. Prior to the suspension of these initiatives in 2003, our research and development efforts were directed at assessing the impact that products with reduced toxin levels may have on the range of serious health hazards linked with the use of conventional smoked and smokeless tobacco products, as well as encouraging scientists in the U.S. and Europe to pursue TSNA-related research. While our research work has been deferred as a result of our lack of available working capital, we have designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. Subject to the availability of sufficient working capital, we hope to initiate these studies through independent laboratories and universities in 2008 and to pursue the development of a range of tobacco-based pharmaceutical products through our subsidiary Star Pharma. However, in addition to working capital constraints, the extent of our future research and development efforts will depend on a favorable outcome in our ongoing patent infringement lawsuit against RJR.

Our Prior Research and Development Efforts

Low-TSNA Moist and Dry Snuff Products

In September 2001, we introduced our first two very low-TSNA snuff products (a moist and dry snuff) under the brand name Stonewall®. In light of our focus on dissolvable hard tobacco products, we discontinued the manufacture of Stonewall® moist snuff and we have not sought to continue to market Stonewall® dry snuff.

Low-TSNA Cigarettes

We launched the first low-TSNA cigarette, Advance®, in October 2000. Advance® was the first conventional cigarette specifically manufactured to diminish the amount of exposure to highly carcinogenic TSNAs. The Advance® cigarette reduced additional toxic smoke constituents through a unique activated carbon/acetate filter. Advance® also differed from conventional premium cigarette brands because it provided adult tobacco consumers with enhanced health warnings beyond those required by the Surgeon General on the back of the package, and “onserts” that contained comparative content information and additional health-related information. In 2001, B&W initiated a test market of a version of the Advance® cigarette in Indianapolis, Indiana and expanded the test market to Phoenix, Arizona in 2004. Following the combination of B&W and RJR in 2004, the test market was discontinued.

Prior Development of CigRx™ and Tobacco-Flavored Chewing Gum Containing Tobacco Extract

In 1997, we submitted a cigarette product called “CigRx™” to the U.S. Food and Drug Administration, or FDA, as a pharmaceutical product. The objective of CigRx™ was to offer a low-TSNA product to help patients, who had relapsed after a trial of smoking cessation, prepare for another cessation attempt. A Phase I study, under an FDA-reviewed protocol, was completed at the Virginia Commonwealth University under the direction of Professor William Barr, Director of the Center for Drug Studies. The study, involving male and female subjects, used a cross-over methodology designed to test in vivo elimination or reduction of TSNAs following the smoking of CigRx™ cigarettes as compared to the subjects’ normally used cigarettes. These test cigarettes were made entirely from flue-cured Virginia tobacco with no added flavorings. The average total TSNA levels in the tobacco used in CigRx™ at the time of testing was about 100 parts per billion, as compared to TSNA Levels of more than 3,000 parts per billion in the most popular cigarette brands. As measured by the current FTC method, the CigRx™ cigarettes used in the study delivered substantially less carbon monoxide to the subjects (4.8 milligrams versus 12.2 milligrams) and about half as much tar (7.0 milligrams versus 14.0 milligrams) as compared to the average carbon monoxide and tar delivery levels from the best selling full-flavored cigarettes. The study contrasted our CigRx™ product with conventional brands in terms of breath levels of carbon monoxide, blood levels of nicotine, and urinary levels of TSNAs. With regard to the CigRx™ product, blood nicotine levels were somewhat higher and carbon monoxide was substantially lower. The subjects’ urinary levels of TSNA (as measured by NNAL) were analyzed by the American Health Foundation. The average levels of NNAL and its metabolite after nine days on the CigRx™ product were reduced substantially, consistent with published data showing that TSNAs leave the body over 90 to 120 days in an initial rapid phase and then in a slower phase during this period. The results of this study were significant in demonstrating that reductions of TSNA levels in tobacco resulted in reduced levels of TSNAs in the human body when study subjects smoked cigarettes containing tobacco with reduced levels of TSNAs.

Prior to the decision to concentrate on the development of tobacco products that incorporate very low-TSNA StarCured® tobacco, we also sought to develop a gum product designed to help patients who had relapsed after a trial of smoking cessation to prepare for another cessation attempt. We secured an additional Investigational New Drug Application, or IND, from the FDA for this product. While the initial results of the IND protocol testing of the gum product were positive, we determined that further testing as well as the preparation and submission of required marketing applications to the FDA for that product or for the CigRx™ product would not only be overly costly and time consuming, but would require a major scientific infrastructure which we neither had in place nor could afford at the time. Thereafter, we focused our efforts on the development of our low-TSNA tobacco products, including the Advance® cigarette, Stonewall® moist and dry snuff, and the Ariva® and Stonewall Hard Snuff® dissolvable smokeless tobacco products. As noted above, in June 2007, we formed Star Pharma to pursue a range of pharmaceutical products, including products having a tobacco-based component, designed to treat tobacco related dependence and certain neurological conditions.

Our Sales and Marketing Efforts

Our sales and marketing activities are lead by Mr. Jonnie R. Williams, our Chief Executive Officer, Mr. David M. Dean, our Vice President of Sales and Marketing, and Mr. Sheldon Bogaz, our Vice President of Trade Operations. On a day-to-day basis the General Manager of Star Tobacco supervises a staff of sales managers who currently are focused on our dissolvable smokeless tobacco products. It has been our strategy to rely in large part upon the sale of our dissolvable hard tobacco brands to distributors who, in turn, promote our hard tobacco products to retail customers. We provide our distributors with point-of-sale materials such as posters, pole signs, display racks and counter top and floor displays and other marketing materials for use by their direct sales forces and for distribution to their retail customers. We also work to facilitate the direct placement and sale of our products at the retail level through cooperative arrangements with sales personnel employed by our customers. Under these arrangements, our customers’ sales representatives receive a commission based on the level of retail sales of our products within their territory.

We sell our smokeless tobacco products through approximately 212 tobacco distributors throughout the United States. These distribution channels include drug store chains, such as Walgreen’s and RiteAid, as well as other national distributors experienced with consumer products. The distributors and other customers maintain state and, where applicable, municipal government tobacco product licenses, and apply state and/or local tax stamps when needed to resell our tobacco products. We deliver our products mainly by common carrier trucks. Our distributor customers primarily service convenience stores, gas stations, retail stores and other outlets.

Our Manufacturing

All of the flue-cured tobacco that we plan to use in our smokeless tobacco products has been or will be cured in specially manufactured curing barns using our StarCured® tobacco curing process. The StarCured® tobacco curing process involves controlling certain conditions in the tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology.

In early 2000, our processing facility in Chase City, Virginia underwent a substantial expansion of its capacity to process significantly larger amounts of low-TSNA tobacco, to provide sufficient space for the installation of new equipment to be used in conjunction with the manufacturing of our smokeless tobacco products, and to install a state of the art laboratory to test for TSNAs. This expansion allowed us to process approximately 19 million pounds of StarCured® tobacco during each of the three growing season from 2000 through 2002, and approximately 15 million pounds in 2003. In both 2004 and 2005, we arranged for the Flue-Cured Cooperative Stabilization Corporation to sublease the receiving portion of our facility for four months (August through November) and to operate a tobacco marketing center at our facility during those growing seasons, and we have entered into a similar arrangement for 2008. In 2006 and 2007 we did not enter into a sublease for this space.

In 2002, we installed a high-speed manufacturing line in a portion of the Chase City, Virginia tobacco receiving building for the production of ARIVA® hard tobacco cigalett® pieces, Stonewall® dry snuff and STONEWALL Hard Snuff®. We do not anticipate ordering additional equipment for manufacturing our dissolvable smokeless tobacco products until the existing production line is operating at nearly full capacity. We also have a second facility in Chase City adjacent to our receiving station. This facility has approximately 91,000 square feet of space that can accommodate both manufacturing lines and an expanded testing facility, and has 9,000 square feet of office space located on approximately nine acres of land. This facility was purchased during 2002 by the Mecklenburg County and Chase City Industrial Development Authorities and they later renovated the facility to our specifications. We entered into a long-term lease with an option to purchase this facility in 2002.

We believe our manufacturing facilities provide more than sufficient capacity to meet both the current demand for our very low-TSNA dissolvable smokeless products and our manufacturing needs in the foreseeable future.

Our Competition

Traditionally, tobacco products have been divided between smoked products (cigarettes, cigars, roll-your-own tobacco and pipe tobacco) and smokeless tobacco (moist snuff, chewing tobacco and dry snuff). The predominant competitors in the smoked tobacco market have been the major tobacco companies, Philip Morris, R. J. Reynolds, Lorillard and, prior to its combination with RJR, B&W. U.S. Tobacco Company has been the dominant manufacturer in the smokeless segment of the market, which also includes companies such as Conwood Tobacco and Swedish Match. Recently, there has been increased competition between the smoked and smokeless tobacco markets as companies have begun to market smokeless tobacco as a less toxic alternative to smoked tobacco, and as an alternative to cigarettes in situations where adult tobacco users cannot or choose not to smoke. Swedish Match has worked with various varieties of tobacco under crop management environments and other methods in an effort to maintain low-TSNA levels in its smokeless tobacco products. In 2001, Swedish Match introduced a new smokeless tobacco product in the United States that claims to have reduced levels of carcinogens. U.S. Tobacco also has been test marketing a pouch-style smokeless tobacco product, which it claims has low levels of TSNAs. Industry analysts have reported that the smokeless tobacco market has been expanding at a rate of approximately 2-3% per year since 2003, while the cigarette market has been contracting. In 2007, both Philip Morris and RJR introduced smokeless tobacco pouch products that utilize their primary brand names (Marlboro Snus and Camel Snus) as alternatives to cigarettes.

ARIVA® compressed tobacco cigalett® pieces are intended to compete with conventional cigarettes and to be used by adult smokers in situations and environments when they cannot or choose not to smoke. Each

ARIVA® compressed tobacco cigalett® piece delivers approximately the same level of nicotine as a “light” cigarette. Accordingly, we believe ARIVA® primarily competes for market share against large tobacco manufacturers that dominate the cigarette industry, as opposed to our traditional competitors in the smokeless market. ARIVA® is priced competitively with cigarettes.

Our STONEWALL Hard Snuff® dissolvable tobacco product primarily competes with other smokeless tobacco companies such as US Tobacco Company, Conwood and Swedish Match, because STONEWALL Hard Snuff® is intended for use by adult users of moist snuff or other forms of smokeless tobacco. However, it is apparent that STONEWALL Hard Snuff® is also used by “heavy smokers” (those who smoke more that two packs of cigarettes a day) as an alternative to their traditional cigarette products. STONEWALL Hard Snuff® is priced at a discount to traditional moist snuff products. With the recent introduction of smokeless tobacco products by Philip Morris and RJR, our sales of Stonewall Hard Snuff® will also face competition from these tobacco manufacturers.

B&W obtained very low-TSNA StarCured® tobacco from us or our participating StarCured® farmers during each growing season from 1999 through 2003. Further, the United States Department of Agriculture, or USDA, announced in 2002 that it would provide full price supports only for flue-cured tobacco that was cured in a manner to reduce or limit the levels of TSNAs in the cured tobacco leaf, and the tobacco industry earlier had announced an initiative to facilitate the production of low-TSNA flue cured tobacco. As a result, virtually all flue-cured tobacco grown in the United States since 2001 has been cured in a manner to reduce the levels of TSNAs. We believe that if we are successful in commercializing our unique low-TSNA tobacco products and enforcing the patents for the technology used to produce such products, to which we are the exclusive licensee, many of the major tobacco companies will also seek to market such low-TSNA tobacco products and may seek to sublicense the technology for producing low-TSNA tobacco from us.

In the past we competed with the major cigarette manufactures in the sale of our discount cigarette products. As a result of our licensing the trademarks for our cigarette brands to Tantus and the decision to cease manufacturing any cigarette products in favor of the sale of our low-TSNA smokeless tobacco products, we are no longer competing directly with the manufactures of smoked tobacco products in that segment of the tobacco market.

Smoking cessation products that are approved for sale in the United States by the FDA are designed to wean the smoker from nicotine addiction over a period of time ranging from 30 days to six weeks. These products are referred to as “nicotine replacement therapies”. Some of these products are sold over the counter and others are available by prescription. Although such pharmaceutical products are not intended to be substitutes for tobacco products, it is generally recognized that many smokers use such products for nicotine maintenance. Accordingly, such products may compete with ARIVA® in the “When You Can’t Smoke”® market. There are also non-tobacco cigarettes produced with fillers such as lettuce and herbs. In addition to the use of consumable products for smoking cessation or reduction purposes, medical practitioners and others have developed a variety of programs intended to assist a person in withdrawing from nicotine dependence. Treatments used include psychological counseling, hypnosis, group therapy and behavior modification techniques. There can be no assurance that in the future our competitors will not succeed in developing technologies and products that are more effective than the products we develop, that are less toxic than our products, or that would render our products obsolete or non-competitive.

Our Relationship with B&W

Beginning in October 1999, we entered into a series of agreements with B&W for, among other things, the purchase of low-TSNA StarCured® tobacco, the licensing of other low-TSNA tobacco and the development of low-TSNA cigarettes and smokeless tobacco products. Under the agreements, B&W purchased very low-TSNA StarCured® tobacco from us or our participating StarCured® farmers during each growing season from the period 1999 through 2003, and we jointly developed the first low-TSNA cigarette “Advance®”. In January 2000, we also entered into two agreements under which B&W manufactured cigarettes for us and supplied us with leaf tobacco for use in our tobacco products. B&W ceased manufacturing cigarettes for us as of December 31, 2002, and ceased supplying tobacco to us in the first half of 2003.

In April 2001, we entered into a series of restated agreements with B&W, whereby B&W agreed to finance approximately $29 million of debt used to support our purchase of StarCured® tobacco curing barns. The loan balance on this debt was approximately $12.7 million as of December 31, 2007. Pursuant to these agreements, we also had a trade payable balance to B&W that was paid in full as of August 2007. The agreements also permitted B&W to test market our low-TSNA Advance® cigarette as well as a hard tobacco smokeless product under the terms of the Hard Tobacco Agreement. This agreement provided for B&W’s initiation of a hard tobacco test market and provided B&W a non-exclusive right to purchase and sell hard tobacco manufactured by us, in return for royalty payments from the sale of these products. On December 14, 2004, we received notice from RJR (as purported successor to Brown & Williamson Tobacco Corporation) that the hard tobacco market test conducted pursuant to the Hard Tobacco Agreement was unsuccessful and that consequently, the Hard Tobacco Agreement was terminated as of that date. Under the terms of the Hard Tobacco Agreement, as a result of the termination, B&W and RJR are prohibited from manufacturing, selling or distributing a hard tobacco product, or competing with us in the manufacture, sale or distribution of a hard tobacco product, for a period of four years.

On July 30, 2004, RJR, a subsidiary of B&W, and certain of their affiliated tobacco businesses combined operations under the publicly traded holding company, Reynolds American Inc., or RAI, which is 42% owned by British American Tobacco PLC, the parent of B&W. In our ongoing patent infringement litigation with RJR, RJR took the position that the new operating entity established as a result of this business combination had assumed all of the rights and obligations under the April 2001 agreements previously entered into between Star and B&W, and moved to dismiss the patent infringement lawsuit on this basis. The Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign the Star/B&W agreements to the new subsidiary but that we had not consented to the assignment. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations did not impact the claims asserted in the patent litigation. We have been advised by Brown & Williamson Holdings, Inc., the surviving B&W entity, that the tobacco and cigarette division of B&W has been combined with the operations of RJR.

Our Patents, Trademarks and Licenses

License Agreement with Regent Court

We are the exclusive licensee under a License Agreement with Regent Court that provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to us, with the right to grant sublicenses, to make, use and sell tobacco and tobacco containing products using Regent Court’s patent rights and know-how relating to the processes for curing tobacco so as to substantially prevent the formation of TSNAs, whether such patent rights and know-how are now in existence or hereafter developed. The License Agreement provides us exclusive rights to any inventions of Regent Court and its affiliates during the term of the License Agreement relating to the production, treatment or curing of tobacco, or a method of manufacturing a product containing tobacco, and to any method of extracting one or more substances from tobacco for the purpose of incorporating such substance or substances in a product or products. Absent a material breach of the License Agreement, the License Agreement will continue until the expiration of the last of the applicable patents, which includes 12 U.S. patents and numerous foreign patents, as well as any additional patents issued to Regent Court during the term of the License Agreement. Generally, patents have a term of 20 years from the initial date of filing of a patent application. The latest expiration date of a U.S. patent subject to the License Agreement is May 6, 2021. In our patent litigation against RJR, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that the two patents which are at issue in that litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite. In June 2007 the District Court issued a decision granting RJR’s inequitable conduct defense. Those decisions and a related ruling on priority date have been appealed to the United States Court of Appeals for the Federal Circuit. A hearing on the appeal was held on March 7, 2008 and we are awaiting a decision from the Federal Circuit Court of Appeals.

We are obligated to pay to Regent Court a royalty of 2% on the net sales of our products and the products of any affiliated sublicensees, and 6% on all fees and royalties received by us from unaffiliated sublicensees, less any related research and development costs incurred by us as well as costs incurred in enforcing the patent rights. The License Agreement may be terminated by us upon 30 days’ written notice. Regent Court may terminate the License Agreement upon a default in the payment of royalties or a failure to submit a correct accounting continuing for at least 30 days after written notice from Regent Court, or a material breach of any other of our obligations under the License Agreement continuing for at least 60 days after written notice from Regent Court. A material breach may include a sublicense of the Patent Rights (as defined in the License Agreement) without obtaining a written agreement of the sublicensee to be obligated to Regent Court under the License Agreement. We are also obligated to provide Regent Court with copies of all patent applications filed by us relating to the Patent Rights. For purposes of determining materiality, a breach is deemed material if such breach results in a loss of royalties exceeding $100,000. Regent Court may also terminate the Licensing Agreement in the event of a change of control resulting from the purchase of our stock or all or substantially all of our assets.

The License Agreement obligates us to enforce and pay for United States and foreign patent rights and contains other provisions typically found in patent license agreements, such as provisions governing patent enforcement and the defense of any infringement claims asserted against us or our sublicensees. The License Agreement further provides that any and all costs, obligations or liabilities related to patent infringement matters brought against us will be borne by us. We have agreed to indemnify and defend the Regent Court and its affiliates against losses incurred in connection with our use, sale or other disposition of any licensed product or the exercise of any rights under the License Agreement. Regent Court has made no representations to us in any document regarding the efficacy of the licensed technology.

Patents and Proprietary Rights

We believe that our patent portfolio establishes us as the world leader in curing technology that consistently produces very low-TSNA tobacco. Under the License Agreement with Regent Court, we have exclusive rights to the issued patents listed below, which are the only United States’ patents issued to Regent Court. The patents cover the current technology for substantially preventing the formation of TSNAs in tobacco, which are the subject of our appeal in the RJR patent litigation, as well as patents relating to the production of low-TSNA dissolvable smokeless tobacco products and the use of certain tobacco-based MAO inhibitor agents in treating neurological conditions. We have filed corresponding patent applications in numerous foreign countries, some of which have been granted. There can be no assurances that the claims that have been or may be granted to us under these patents will be sufficient to protect the intellectual property licensed to us, or that we or Regent Court will develop or obtain the rights to any additional products or processes that are patentable. Further, no assurances can be given that any patents licensed to us will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to us.

We are the exclusive licensee to the following United States’ patents pursuant to our License Agreement with Regent Court:

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

Government Regulation

Overview

The manufacture and sale of cigarettes and other tobacco products are subject to extensive federal and state governmental regulation in the United States and by comparable authorities in many foreign countries. The manufacture and sale of tobacco products is regulated by the Tax and Trade Bureau, or TTB, under authority of the Department of the Treasury, and the Internal Revenue Code of 1986, as amended (26 U.S.C. § 5701 et seq.) and we have been granted manufacturing licenses from the TTB for our facilities in Chase City and Petersburg, Virginia. Also, the Federal Trade Commission, or FTC, regulates the warnings on tobacco product labels and the advertising of tobacco products under the Federal Cigarette Labeling and Advertising Act (15 U.S.C. §§ 1331-1341) and the

Comprehensive Smokeless Tobacco Health Education Act of 1986 (15 U.S.C. §§ 4401-4408). In accordance with these statutes, we have submitted plans for the labeling and advertising of our tobacco products that have been approved by the FTC in its role as the agency responsible for implementing these statutes. Many states also require manufacturers of tobacco products to obtain a cigarette license or a tobacco product license in order to sell tobacco products. Where required, we have obtained the necessary state licenses to permit us to sell tobacco products. States also regulate the age at which adult consumers may purchase tobacco products and the locations where tobacco products can be sold. Many states over the past few years have placed increased restrictions on the purchase and use of tobacco products.

Multiple bills have been introduced in both the United States Congress and in several state legislatures during the past five years which, if enacted, would have significantly changed the United States tobacco industry. Some of these federal bills contained provisions which would provide substantial federal government funds for smoking cessation programs and products, as well as incentives that require tobacco companies and others to produce less toxic or reduced-risk tobacco products under specific standards. In February 2007, bills calling for regulation of all tobacco products by the FDA were introduced in both the Senate and the House. These bills, HR 1108 and S 625, both titled “The Family Smoking Prevention and Tobacco Control Act”, contain many of the same types of provisions that had appeared in earlier bills. This legislation was approved by the Senate Committee on Health, Education, Labor and Pensions in October 2007. The House Energy & Commerce Subcommittee on Health held a hearing on HR 1108 on October 3, 2007 and voted the bill out to the full committee on March 11, 2008. No date has been set for a vote by the full Senate on this bill or for further hearings in the House of Representatives on its version of the bill. We are unable to predict what effect, if any, these provisions, if enacted, would have on our low-TSNA tobacco curing technology or on the sale of smoking cessation products. However, because we were the first tobacco company to support comprehensive and equitable jurisdiction within the FDA of all products containing tobacco and given our continued focus on products with low TSNAs, we believe the enactment of any bill that requires manufacturers to reduce or disclose levels of TSNAs in tobacco or tobacco smoke in a meaningful manner would be beneficial to us.

In October 2004, Congress passed the Fair and Equitable Tobacco Reform Act of 2004, or FSC/ETI, which provides for the end of the Federal tobacco quota program by means of a $10 billion buyout of the tobacco quota system that is being financed by assessments on tobacco manufacturers. The buyout is paid for by all tobacco manufacturers over a ten-year period based on each company’s percentage of sales. The apportionment of responsibility for payments to quota holders is approximately 96% to cigarette manufacturers, and the remaining 4% is divided among other tobacco product manufacturers, based on market share. The Department of Agriculture, which is responsible for structuring the payment program to tobacco growers, issued regulations relating to the assessment of the buyout cost in February 2005. Under the regulations, the assessment for the cost of the program is made quarterly based on the prior quarter’s taxable amount of cigarettes or other tobacco products. Given the low volume of sales of our dissolvable low-TSNA smokeless tobacco to date, the fact that 96% of the assessment for the tobacco quota payment is directed towards cigarette sales, and the discontinuation of our cigarette operations in July 2007, we anticipate that our payment obligations under the FSC/CTI will be negligible for the foreseeable future.

FDA Regulation

On March 21, 2000, in FDA v. Brown & Williamson Tobacco Corporation, 529 U.S. 120 (2000), the United States Supreme Court held that Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Given the decision by the Supreme Court, it is unclear whether Congress will act to grant authority to the FDA over tobacco products, although legislation that would create such authority has been introduced in each session of Congress over the past several years and bills that would grant the FDA jurisdiction over all tobacco products were introduced in both branches of Congress in February 2007. However, we believe that in the future, reasoned FDA regulation of all tobacco products would better enable us to compete in our current target markets. In furtherance of this belief, we have publicly stated, since 1999 our position in favor of reasoned FDA regulation of all tobacco products.

The FDA has regulatory authority over drug products under the Federal Food Drug and Cosmetic Act (21 U.S.C. § 301 et seq.) and such products may not be marketed or sold in the United States unless and until the FDA approves a New Drug Application, or NDA. Prior to our submitting an NDA for a pharmaceutical product, we would be required to submit an Investigational New Drug Application, or IND, with the FDA to undertake initial clinical trials that would be used to support any such NDA. The FDA approval process requires a company to prove the safety and efficacy of a drug product to the satisfaction of the FDA. FDA approval generally takes several years and is an expensive process because an NDA must be supported by detailed and comprehensive scientific and human clinical data. Also, it is possible that the FDA may not approve an NDA even after a company has expended significant time, effort and resources, if the agency determines that the product at issue is not safe and efficacious for its intended use. We anticipate that any products developed by Star Pharma, including any botanical tobacco-based products, will be pharmaceutical products that will need to be submitted to the FDA for approval prior to such products being sold in the United States.

Institute of Medicine Report and Potential Reduced-Exposure Products

On February 22, 2001, the Institute of Medicine issued a comprehensive report, entitled “Clearing the Smoke: Assessing the Science Base for Tobacco Harm Reduction,” in response to a request from the FDA to assess the scientific basis for potentially reducing the health risks associated with tobacco use. This voluminous report suggests, among other findings, that it is scientifically feasible to design and manufacture a range of Potential Reduced Exposure Products, or PREPs, but that, without appropriate governmental regulation and independent scientific evaluation of PREPs, the public is left without clear information regarding the degree to which these products reduce the risks associated with the use of traditional tobacco products. Since 2001, support for PREPs has been the subject of an ongoing debate concerning whether any tobacco products should be considered less toxic and a viable alternative to traditional tobacco products. Over the last several years, the scientific community has begun to recognize that certain forms of tobacco products, particularly low-TSNA smokeless tobacco products, deliver less toxins than smoked tobacco. At the same time, concern has been expressed by certain members of the public health community regarding the use of smokeless tobacco because of potential “unintended consequences” that may accompany a switch from the most lethal form of tobacco to a less toxic tobacco product.

Federal Trade Commission

The requirements for health warnings on cigarettes are governed by the Federal Cigarette Labeling and Advertising Act. Similar requirements are imposed on smokeless tobacco products under the Comprehensive Smokeless Tobacco Health Education Act of 1986. Both Acts impose labeling and advertising requirements on the manufacturers, packagers and importers of cigarettes and smokeless tobacco products and require any company wishing to sell such products within the United States to submit a plan to the FTC explaining how it will comply with the warning label display requirements. We have submitted labeling plans for cigarette and smokeless products to the FTC in accordance with these Acts and we will be required to do so before introducing any new tobacco products. Additionally, we met with the FTC staff and shared our enhanced warning labels for Advance® prior to the initiation of the test marketing of Advance® in October 2000. In 2001, we shared the enhanced warning labels for Stonewall® moist snuff and ARIVA® hard tobacco prior to the market introduction of these products.

Tax and Trade Bureau

Manufacturers and importers of tobacco products are taxed pursuant to regulations promulgated by the TTB under authority of the Internal Revenue Code of 1986, as amended. Our tobacco products are subject to tax under such regulations. Since 2002, smokeless tobacco in the form of snuff has been subject to federal tax at a rate of $0.585 per pound. The manufacturing of tobacco products is also subject to regulation by the TTB. We currently have licenses from the TTB to manufacture tobacco products, including cigarettes and smokeless tobacco products, although we discontinued our cigarette operations in June 2007. Such licenses require that we adhere to strict regulations regarding the manufacturing and transportation of our tobacco products.

State and Municipal Laws

The sale of smokeless tobacco is taxed in most jurisdictions. One state has no excise tax on smokeless tobacco and the rates in other states vary significantly from state to state using formulas based on weight or on a percentage of the wholesale price of the product. For example, the states of Alabama and North Dakota tax smokeless products at a rate of 1.5 cents per ounce and 16 cents per ounce, respectively, while the states of North Carolina and Oregon impose an excise tax of 10% and 65% of wholesale price, respectively.

In addition, some states permit municipalities to impose an additional sales tax, and many municipalities do so. The state and municipal sales taxes are imposed upon wholesalers and/or retailers but not on manufacturers, and therefore we have no liability for such taxes.

In November 1998, 46 states and the District of Columbia, the Settling States entered into the Master Settlement Agreement, or MSA, to resolve litigation that had been instituted against the major tobacco manufacturers. We were not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the MSA. As a non-participating manufacturer, we have been required to satisfy certain escrow obligations pursuant to statutes that the MSA required the Settling States to adopt in order for such states to receive the full benefits of the settlement. Under such statutes we are obligated to deposit monies annually into escrow for sales of cigarettes in each of the Settling States during the preceding year, and in some cases, such deposits must be made on a quarterly basis. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. The base amount for 2007 is $3.77 per carton, as adjusted for inflation since 1999. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the Settling States. On March 14, 2007, we sold the rights, title and interest in and to all income from and reversionary interest in our MSA escrow accounts, including our 2006 MSA escrow deposits made in April 2007, in each case for an amount of cash equal to $0.30 on each dollar deposited, for cash proceeds of approximately $11.6 million. Although we have sold the rights, title and interest in and to all income from and reversionary interest in the funds deposited into the MSA escrow accounts for the years up to and including 2006, these MSA escrow funds will remain in our name and the principal amount of these accounts will be available to satisfy portions of any state judgments or settlements for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted in litigation against us.

As of December 31, 2007, we had deposited into escrow a net amount of approximately $38.6 million for sales of cigarettes in Settling States. We expect that our total escrow obligation for 2007 sales (due in April of 2008) will be approximately $100,000. Our MSA escrow obligations have been reduced significantly over time as we decreased sales in the Settling States. Further, on May 10, 2007, we entered into a license agreement with Tantus for the exclusive license of our trademarks Sport®, MainStreet® and GSmoke® and ceased the manufacturing of cigarettes as of June 8, 2007. Under the terms of the license agreement, we retain the ability to manufacture and sell other branded cigarettes, but we are focusing our efforts solely on the manufacture and sale of our low-TSNA dissolvable smokeless tobacco products, consistent with our stated intent to exit from the cigarette business as soon as practically possible. Our sales of smokeless tobacco products are not subject to the MSA escrow obligations. As a result, we do not anticipate having MSA escrow obligations in the future, given the discontinuance of our cigarette operations in June 2007 and the focus on our smokeless tobacco products.

Most of the Settling States have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those jurisdictions. While we have focused our sales over the last several years in the four states that are not party to the MSA, we had been certified in each of the Settling States where we conducted business. Given our focus on the manufacture and sale of smokeless tobacco products and the licensing of the trademarks for the MainStreet®, Sport® and GSmoke® brands, we have withdrawn the certifications for these brands in all of the Settling States.

World Health Organization Global Public Health Advocacy; Framework Convention on Tobacco Control

Members of our management team testified on October 13, 2000, at the World Health Organization, or WHO, public hearings in Geneva, Switzerland on the structure of a Global Framework Convention on Tobacco Control, or FCTC. In that testimony we reiterated our support for reasoned regulation of all tobacco products in the U.S. and worldwide to create a more rational environment in which toxicity reduction rather than marketing creativity would determine relevant market share. Members of our management team also testified before the WHO Scientific Advisory Committee on Tobacco Product Regulation on February 1, 2001, and reiterated our support for reasoned world-wide tobacco regulation within the FCTC proposed structure. On February 27, 2005, the FCTC went into effect. Although the U.S. signed the FCTC in May 2004, the White House has not sent the Treaty to the Senate for ratification by the requisite two-thirds majority. The State Department has reported that it is reviewing the FCTC for legal issues, particularly those impacting on “commercial free speech”. The U.S. has opposed the blanket advertising prohibitions in the FCTC, although prior to promulgation of the FCTC, nations with commercial free speech protections could have opted out of that provision in the treaty and retained the ability become a signatory to the FCTC. To date, 92 of the 168 nations that signed the FCTC have ratified this comprehensive document.

UK Royal College of Physicians Statement on Tobacco Regulation and Statement On European Union Policy on Smokeless Tobacco

In December 2002, the British Royal College of Physicians issued a report titled “Protecting Smokers, Saving Lives”. In that report, the Royal College of Physicians concluded that “the consumption of non-combustible tobacco is in the order of 10-1,000 times less hazardous than smoking, depending on the product.” In February 2003, an independent group of researchers and public health educators issued a report titled: “European Union Policy on Smokeless Tobacco—A Statement in Favour of Evidence-Based Regulation”. In this report, the researchers called on the European Union, or EU, to reconsider the ban on smokeless tobacco products applicable to all EU member except Sweden, which received an exemption when it joined the EU in 1992. As stated in the report, the request to lift the ban was made in part because “smokeless tobacco is substantially less harmful than smoking, and evidence from Sweden suggest it is used as a substitute for smoking”. In 2002, Swedish Match AB challenged the validity of the EU’s ban on the sale of smokeless tobacco products in all member countries in Great Britain’s High Court. The British High Court stayed the proceeding and referred the challenge to the EU’s High Court of Justice. Oral arguments were heard in September 2004, during which Swedish Match pointed out that maintaining a prohibition of the sale of snus did not take into account the development of scientific information about the relatively decreased health risks associated with oral tobacco use as compared to data relating to the health risks associated with smoking. In December 2004, the EU High Court ruled that the prohibition, while in need of reformulation by the EU legislature, continues to be valid in principle.

Product Liability

In the United States, there have been numerous and well-publicized lawsuits against the largest manufacturers of cigarettes and other tobacco products initiated by state and municipal governmental units, healthcare providers and insurers, individuals (for themselves and on a class-action basis) and by others. The legal theories underlying such lawsuits are varied, but are generally based upon one or more of the following: (i) that manufacturer defendants have deceived consumers about the health risks associated with tobacco product consumption; (ii) such defendants knew or should have known about various harmful ingredients of their products and failed to adequately warn consumers about the potential harmful effects of those ingredients; and (iii) such defendants knew of the addictive attributes of nicotine and have purposefully manipulated their product ingredients so as to enhance the delivery of nicotine.

We believe that we have conducted our business in a manner that decreases the risk of liability in a lawsuit of the type described above because we:

•	have attempted to consistently present to the public the most current information regarding the health risks of long-term smoking and tobacco use generally;

•	have always acknowledged the addictive nature of nicotine;

•	have never targeted adolescent or young persons as customers;

•	have not advertised our cigarette products to consumers except for point-of-sale materials;

•	have conducted research on the chemical or other constituents of our products only in the course of efforts to reduce the delivery of toxins;

•	have stated unequivocally that smoking involves a range of serious health risks, is addictive, and that smoked cigarettes products can never be produced in a “safe” fashion;

•	did not produce our own brands of cigarettes until the mid-1990s, and our sales volumes have not been substantial in relation to the volume generated by the larger manufacturers; and

•	discontinued our cigarette operations in June 2007, in favor of our very low-TSNA dissolvable smokeless tobacco products.

In the past, we maintained product liability insurance only with respect to claims that tobacco products manufactured by or for us contained any foreign object, i.e., any object that is not intended to be included in the manufactured product. We currently do not maintain such insurance. The product liability insurance previously maintained did not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that insurance for health-related claims can currently be obtained. Although to date, no health-related lawsuit has ever been filed against us, a lawsuit based upon such claims could have a materially adverse effect upon the Company.

Our Employees and Consultants

As of December 31, 2007, we employed 39 full-time employees as compared to 117 employees as of December 31, 2006. The net reduction of 78 employees in 2007 primarily reflects the reduction of our cigarette field sales force and personnel involved in cigarette manufacturing due to the discontinuance of our cigarette operations in June 2007.

From time to time, we engage temporary personnel to augment our regular employee staff. Further, we utilize the services of consultants, scientific and technical experts and, from time-to-time, independent contractors to provide key functions in the scientific, medical, public healthcare, compliance, technology, legal, communications, financial and related fields. The use of such third-party providers enables us to secure unique expertise on both a formal and informal basis in a wide variety of areas that we might otherwise not be in a position to obtain or which we would otherwise be required to obtain through the hiring of additional employees at a potentially greater cost to us. Substantially all of the our research and development efforts have been, and are expected to continue to be, conducted pursuant to contractual arrangements with universities, scientific, medical and public health consultants, independent investigators and research organizations.

ITEM 1A.	RISK FACTORS

We have incurred losses for the past five years and we expect operating expenses to continue to be greater than operating revenues in the foreseeable future.

We have incurred operating losses for five consecutive fiscal years beginning with the year ended December 31, 2003. Our net losses were approximately $(25.1) million for the year ended December 31, 2005, $(12.3) million for the year ended December 31, 2006 and $(41.5) million for the year ended December 31, 2007.

Our accumulated deficit as of December 31, 2007 was approximately $(101.3) million. Additionally, a majority of our historical operating revenues have been derived from sales of our discount cigarettes. However, in May 2007, we entered into a license agreement with Tantus for the exclusive license of our trademarks MainStreet®, Sport® and GSmoke®, in return for licensing fees during the seven-year term of the license agreement and beyond, if the license is renewed. Although we retain the right to manufacture and sell other branded cigarettes, we discontinued the manufacture and sale of our discount cigarettes in June 2007 and are focusing our efforts on the sale of low-TSNA dissolvable smokeless tobacco products and the licensing of the related technology, as opposed to cigarettes. Accordingly, we have accounted for our cigarette operations as “discontinued operations” in our consolidated financial statements beginning with the second quarter of 2007.

During 2007, we also entered into two substantial non-recurring transactions. In March 2007, we entered into an agreement whereby we received a payment of approximately $11.6 million in return for all rights to interest paid on our MSA escrow funds, any releases of the escrow principal for any overpayments, and, if those funds are not used to satisfy judgments or settlements by the Settling States, all releases of the principal from the escrow funds on a rolling basis after twenty-five years. Additionally, in March 2007 we sold approximately 990 of our tobacco curing barns for approximately $11.6 million. Each of the sale of our interests in the MSA escrow funds and the 990 tobacco curing barns are non-recurring transactions that accounted for $23.4 million of our $41.5 million net loss for the year ended December 31, 2007.

Becoming profitable will depend on our ability to generate and sustain increased revenue levels in future periods. This will largely be dependent on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of our low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and our ability to begin generating significant revenues through royalties from the our patented tobacco curing process. These efforts may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses associated with these initiatives especially given the loss of revenues from the discontinuation of our discount cigarette business. Additionally, our ability to generate revenues through royalty payments from the licensing of our low-TSNA technology will also be dependent upon the successful completion of our ongoing patent infringement lawsuit against RJR, which is uncertain at this time.

In the future, we may not be able to secure financing necessary to operate and grow our business as planned.

The recurring losses generated by our operations continue to impose significant demands on our liquidity. In 2007, we generated $2.2 million, through private placements of our common stock and warrants and through the exercise of previously issued warrants by warrant holders. Additionally, on March 13, 2008 and March 14, 2008, we entered into agreements for the sale of shares of our stock for gross proceeds of $12.5 million, through private placements of our common stock and warrants. We believe that the proceeds from these transactions together with cash on hand, cash equivalents and the commitment of up to $2.0 million from Mr. Williams our Chief Executive Officer should be sufficient to support our operations through March 2009. For additional information on these transactions, see “Item 9B—Other Events.” Absent the successful completion of our ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, a substantial improvement in revenues and/or royalties from the license of our low-TSNA technology, we believe that it will be necessary to pursue additional sources of funds by the first quarter 2009. However, our business and operations may consume resources faster than we anticipate, and depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that time. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our sales and marketing and research and development efforts or take advantage of other opportunities, which could seriously harm our business and operating results. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock.

If we are unable to protect our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.

Our future success will depend in part on obtaining patent and other intellectual property protection for the technologies contained in our products, and on successfully defending our patents and other intellectual property against third-party challenges. In particular, our success in commercially exploiting our licensed tobacco curing technology and low-TSNA smokeless tobacco products, and our development of a pharmaceutical product to treat tobacco-related dependence, depends in large part on our ability to protect the patents related to our low-TSNA technology for which we are the exclusive licensee, to obtain further patent protection for this technology in the United States and other jurisdictions, and to operate without infringing upon the patents and proprietary rights of others. We have incurred, and expect to continue to incur, substantial costs in obtaining patents and, if necessary, defending our proprietary rights. In particular, we have been prosecuting patent infringement claims against RJR in the United States District court for the District of Maryland with respect to two patents used in our low-TSNA tobacco technology. In January 2007, the District Court ruled that the two patents that are at issue in our patent infringement litigation against RJR were invalid on the basis that the term “anaerobic condition” is indefinite. In June 2007, the District Court issued a decision granting RJR’s defense of inequitable conduct. Those decisions and a related ruling on priority date have been appealed to the United States Court of Appeals for the Federal Circuit. A hearing on the appeal was held on March 7, 2008 and we are awaiting a decision on the appeal. Unless the decisions of the District Court are reversed on appeal, we will not be able to enforce or license the two patents for producing low-TSNA tobacco that are at issue in our patent litigation against RJR, which will have a material adverse affect on our operations and future development of our products.

We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable, if challenged. We also do not know whether we will be able to develop additional patentable proprietary technologies. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third party’s products or patents in litigation or administrative proceedings, including patent interferences or reexaminations. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert. If successful this could result in the loss of the entire patent or the relevant portion of our patent, which would not be limited to any particular party. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Our competitors may independently develop similar or alternative technologies or products without infringing any of our patent or other intellectual property rights, or may design around our proprietary technologies.

U.S. patents and patent applications may also be subject to interference proceedings and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office, and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of, the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Thus, any patents that we own or license from others may provide limited or no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

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

Our growth strategy anticipates that we will create new products and distribution channels and expand existing distribution channels for our low-TSNA smokeless tobacco products. Our future growth is also heavily dependent upon increased consumers acceptance of our low-TSNA smokeless tobacco products, as well as an increased demand to license the related technology. If we are unable to effectively manage these initiatives, our business, financial condition, results of operations and cash flows would be adversely affected.

Our long-term growth strategy includes an increased focus on the sales and marketing of our low-TSNA smokeless tobacco products and our receipt of royalty fees for the licensing of our patented technology for producing low-TSNA tobacco. However, to date sales of our smokeless tobacco products, and our ability to derive revenue from the licensing of our low-TSNA technology, have been de minimis. Beginning in September 2001, we introduced three new smokeless tobacco products, Stonewall® moist and dry snuffs and ARIVA® hard tobacco cigalett® pieces. In the second quarter of 2003, we began a commercial test market of a new, non-fermented spit-free® “hard tobacco” product for moist snuff users, called STONEWALL Hard Snuff®. Given the Company’s decision to focus on dissolvable smokeless tobacco products, the Company has discontinued manufacturing Stonewall® moist snuff and is not actively marketing Stonewall dry snuff.

Additionally, our success is dependent upon the willingness and ability of retail customers to market and sell our products to consumers, as well as our success in developing new distribution channels for our very low-TSNA smokeless tobacco products. If our significant retail customers or independent distributors were to reduce the quantity of any of our products they sell or stop selling our products, or if we are unable to open new distribution channels for our products, our financial condition and results of operations could be adversely affected.

To date, sales of our dissolvable smokeless products have been slower than expected. We believe this is due in part to the lack of consumer awareness of ARIVA® and STONEWALL Hard Snuff® and the lack of sufficient capital to increase consumer awareness and acceptance of those products. It is not certain whether our low-TSNA smokeless tobacco products will be accepted by the market in sufficient volume to support our operations. Adult tobacco users may decide not to purchase our products due to taste or other preferences, including a preference for our competitor’s products, or because of the extensive health warnings contained on the packaging for our products.

Further, an inability to successfully increase consumer awareness of and demand for our very low-TSNA smokeless tobacco products would negatively affect our ability to license our patented technology for producing low-TSNA tobacco. This accordingly would materially diminish our ability to derive royalty fees from the license of this technology. If we are unable to license our patented technology for producing low-TSNA tobacco, our financial condition and results of operations could be adversely affected.

Our efforts to successfully market ARIVA® and STONEWALL Hard Snuff® to adult tobacco users will also require the expenditure of substantial funds that we will need to obtain from external financing, the availability of which cannot be assured, and ultimately these products may not be accepted in the national marketplace. If we are not successful in our efforts to offer low-TSNA smokeless tobacco products to adults as alternatives to cigarettes and other smokeless products, or to generate revenue through the license of the related technology to which we are the exclusive licensee, we will not have sufficient sales volumes to support our operations.

The tobacco industry is highly competitive, and our competitors may develop technology for the production of low-TSNA tobacco that does not infringe on the technology to which we are the exclusive licensee, or they may develop technology for low-TSNA tobacco or other cigarette alternative products that could make our technology obsolete.

Virtually all flue-cured tobacco grown in the United States since 2001 has been cured in a manner to reduce the levels of TSNAs. If our competitors produce low-TSNA tobacco that does not infringe on the technology to which we are the exclusive licensee, or develop other tobacco products with less toxins that can compete with our very low-TSNA products, this could adversely affect our operating income and cash flows.

The tobacco industry is highly competitive. STONEWALL Hard Snuff® competes with major smokeless manufacturers, and ARIVA® competes with traditional cigarette manufacturers because ARIVA® is positioned as an alternative to cigarettes in situations where adult cigarette users cannot or choose not to smoke. Those companies generally have substantially greater financial and operating resources than we do. Also, these companies have a more established presence in the smokeless tobacco industry than we do. Certain of the major cigarette makers are marketing alternative cigarette products. For example, Philip Morris has developed an alternative cigarette called Accord in which the tobacco is heated rather than burned. RJR has developed an alternative cigarette called Eclipse in which the tobacco is primarily heated, with only a small amount of tobacco burned. Vector Tobacco Inc. has developed a cigarette offered in several packings with declining levels of nicotine, called Quest. Further, in 2006 and 2007, both Philip Morris and Reynolds American introduced into test market smokeless tobacco products designed to provide alternatives to cigarettes, and other smokeless tobacco manufactures have introduced products that claim to have reduced levels of carcinogens. If these initiatives are successful or if our competitors develop new technology for low-TSNA tobacco for use in smokeless tobacco products, we will be subject to increased competition for market share and our current technology for the production of low-TSNA tobacco could become obsolete.

Sales of tobacco products have been declining, which could have a material adverse effect on our revenues and cash flows.

As a result of restrictions on advertising and promotions; funding of smoking prevention campaigns; increases in regulation and excise taxes; a decline in the social acceptability of smoking, and other factors, the overall U.S. market for cigarettes has generally been declining in terms of volume of sales, and is expected to continue to decline. While the sales of smokeless tobacco products have been increasing over the last several years, the smokeless tobacco market is substantially smaller than the cigarette market. Prior to our exit from the discount cigarette business, we experienced a similar decline in sales of our discount cigarette products, and this downward trend may adversely impact our ability to sell and market our low-TSNA smokeless tobacco products, particularly as alternatives to cigarettes. This could have a material adverse effect on our results of operations, financial position and cash flows.

We may face delays in obtaining very low-TSNA tobacco or other raw materials to adequately manufacture our products.

As a result of the discontinuance of our business relationship with B&W, and the ongoing burden and expense of the pending patent litigation with RJR, during 2007 we sold approximately 990 tobacco curing barns used for the production of our low-TSNA StarCured® tobacco. We currently continue to maintain 37 StarCured® tobacco curing barns, which we believe to be sufficient to meet our need for low-TSNA StarCured® tobacco in the immediate future. However, we cannot be assured that we will have sufficient availability to curing barns to meet future demand for our low-TSNA tobacco, particularly if the sales volumes of our very low-TSNA smokeless tobacco products substantially increase over a short period of time. Further, in the event that we are unable to obtain adequate amounts of StarCured® tobacco and other raw materials to meet product demands, our customers may seek to fulfill their supply needs by purchasing competing brands, which in turn would reduce our market share and ability to successfully commercialize our very low-TSNA smokeless tobacco products. This could have a material adverse effect on our results of operations, financial position and cash flows.

We do not have long-term contracts with any of our retail customers or independent distributors, and a loss or material reduction in their business with us could result in reduced sales of our products.

Our success is dependent upon the willingness and ability of retail customers to market and sell our products to consumers, as well as our success in developing new channels for our low-TSNA smokeless tobacco products. If any of our significant retail customers or independent distributors were to reduce the quantity of the products we sell, or to stop selling our products, or if we are unable to open new distribution channels for our products, our financial condition and results of operations could be adversely affected.

Our retail customers and independent distributors generally purchase products from us on a purchase-order basis and do not have long-term contracts with us. Consequently, with little or no notice and without penalty, our retail customers and independent distributors may terminate their relationship with us or materially reduce the level of their purchases of our products. If this were to occur with one or more retail customers or independent distributors who purchase significant quantities of our products, it may be difficult for us to establish substitute relationships in a timely manner, which could have a material adverse effect on our financial condition and results of operations.

We have many potentially dilutive derivative securities outstanding and the issuance of these securities as well as the future sales of our common stock would have a dilutive effect on current stockholders.

At December 31, 2007, we had outstanding options granted to directors, employees and consultants to purchase approximately 5,658,200 shares of our common stock, with a weighted-average exercise price of $2.56 per share, of which options for 5,298,200 shares were exercisable at December 31, 2007. We also have outstanding warrants, which are currently exercisable into 5,252,513 shares of our common stock, with a weighted-average exercise price of $2.20 per share. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. Additionally, if we issue additional shares of our common stock for sale in future financings, our stockholders would experience further dilution.

The combination transaction between RJR and B&W may impact negatively upon us.

On July 30, 2004, RJR and B&W, the second and third largest cigarette manufacturers, completed the combination of their United States tobacco businesses to create a new publicly traded holding company, Reynolds American Inc. Prior to this combination, we had been party to multiple substantial commercial relationships with B&W for a number of years, including licensing and royalty agreements relating to the purchase of StarCured® tobacco and other low-TSNA tobacco and the financing of our StarCured® tobacco curing barns.

Additionally, we are currently involved in significant patent infringement litigation with RJR with respect to certain of our patents related to the production of low-TSNA tobacco. During the pending patent litigation described above, RJR took the position that the new operating entity resulting from the combination of RJR and B&W, assumed all of the rights and obligations under the agreements that we previously entered into with B&W, and moved to dismiss our patent infringement case on this basis. The Court denied RJR’s motion to dismiss, and found that B&W had attempted to assign these agreements to Reynolds American Inc. without our consent. In its ruling the Court did leave open the question of what impact, if any, the combination may have on the future licensing arrangements with RJR, but noted that those considerations did not impact on the claims asserted in the present litigation.

Pursuant to the Restated Master Agreement, as amended by letter agreements dated December 4, 2002 and August 14, 2003, B&W loaned us $29 million to fund our purchase of StarCured® tobacco curing barns. B&W also agreed to a 96 month repayment schedule consisting of equal consecutive monthly installments beginning on January 3, 2006. The B&W debt is secured by tobacco leaf inventory and our remaining tobacco curing barns. Once the outstanding loan balance is reduced to $10 million, the collateral, except for our guarantees, will be released by B&W. The loan balance was approximately $12.7 million as of December 31, 2007. Previously, B&W granted us a number of concessions under our agreements, including deferring interest and principal payments, consenting to our incurrence of additional indebtedness and agreeing to modify the Hard Tobacco Agreement to allow us to pursue similar licensing arrangements with third parties. B&W’s failure to grant us similar concessions in the future could have a number of adverse consequences, including restricting our pursuit of business opportunities with B&W or third parties, limiting our ability to raise funds through debt financing and requiring payment of our obligations to them in circumstances where we may not have sufficient funds available to do so. Since the combination of B&W and RJR, we have had no operational relationship with RJR, under the agreements entered into with B&W. Given our ongoing patent litigation against RJR, we do not anticipate that we would have the same type of cooperative relationship with RJR as we had with B&W, or that RJR would be inclined to grant concessions similar to those that we received from B&W.

We are dependent on the domestic tobacco business.

All of our revenues are now derived from sales of our low-TSNA smokeless tobacco products. The market for smokeless products is much smaller than the market for smoked tobacco products, and all of our revenue from smokeless tobacco product sales to date has been derived from sales in the United States, except for de minimis amounts of ARIVA® sold in Bermuda, Turkey and Norway. These sales were discontinued prior to 2007. Accordingly, we do not currently have access to foreign markets to offset the impact of the declining U.S. tobacco market.

The tobacco industry is subject to substantial and increasing regulation with respect to the sale and market of its products.

In 1996, the FDA promulgated regulations governing the sale and advertising of tobacco products. These regulations were designed primarily to discourage the sale to, and consumption by, adolescents and children. The authority of the FDA to promulgate such regulations was challenged in the federal courts. On March 21, 2000, the United States Supreme Court held that the Congress has not given the FDA authority to regulate tobacco products as customarily marketed. Since the decision by the Supreme Court did not preclude Congress from granting the FDA authority to regulate tobacco products, it is unclear whether Congress will act to grant such authority to the FDA in the future. However, legislation that would create such authority has been introduced previously in Congress, and new bills that would grant the FDA authority over all tobacco products were introduced in both the Senate and House in February 2007, and are still pending.

The current legislation that is pending before Congress would give the FDA authority to impose product standards relating to, among other things, nicotine yields and smoke constituents. This legislation also would restrict marketing and impose larger warning labels on tobacco products. The tobacco industry is also subject to a wide range of laws regarding the marketing, sale and taxation (both federal and state) of tobacco products. In addition, there have been increased restrictions imposed on the use of tobacco products at the local, state and federal government levels . These developments generally receive widespread media attention and have proliferated in recent years. Further, additional restrictions on smoked tobacco products could also lead to increased consumer use of smokeless tobacco products, which could in turn lead to further restrictions and scrutiny by regulators of smokeless tobacco products, which could have material and adverse effects on our sales volumes, operating income and cash flows.

We currently have licenses from the TTB to manufacture cigarettes and smokeless tobacco products. While we have discontinued our discount cigarette operations subsequent to our entering into a license agreement with Tantus for the exclusive license of our trademarks Sport® , MainStreet® and GSmoke® , we are not precluded from re-entering the discount cigarette market. To the extent that we are unable to maintain our current licenses or to obtain any additional licenses required by the TTB, this could materially and adversely affect our operations.

In October 2004, federal legislation was enacted which eliminated the federal tobacco quota system and price support system through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products have been assessed $10.1 billion over a ten-year period to compensate tobacco growers and quota holders for the elimination of their quota rights. Under the buyout legislation 96% of the assessments are made against cigarette sales and 4% against the sales of other tobacco products. Accordingly, the impact of the buyout legislation is less significant in relation to the sale of smokeless tobacco products than for cigarettes.

The tobacco industry is subject to substantial and increasing federal, state and local excise taxes.

While federal excise tax on smokeless tobacco products is substantially lower ($0.585 per pound) than the excise tax for cigarettes, smokeless tobacco products are subject to substantial and increasing excise taxes, and it is possible that increased use of smokeless tobacco products could result in more stringent regulation. A number of states have recently considered increases in state excise taxes on smoked and smokeless tobacco products, and while one state has no excise tax on smokeless tobacco products, that state could choose to institute an excise tax and states that currently have an excise tax could choose to increase their tax rate. Further, state excise tax rates vary considerably. For example, the states of Alabama and North Dakota tax smokeless products at a rate of 1.5 cents per ounce and 16 cents per ounce, respectively, while the states of North Carolina and Oregon impose an excise tax of 10% and 65% of wholesale cost, respectively. New or increased excise taxes may result in declines in sales volume for the industry generally, and our low-TSNA smokeless tobacco products in particular. This result could adversely affect our operating income and cash flows.

We have had substantial obligations under state laws adopted under the Master Settlement Agreement.

In November 1998, 46 states and the District of Columbia, the Settling States entered into the Master Settlement Agreement to resolve litigation that had been instituted against the major tobacco manufacturers. We were not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the MSA. As a non-participating manufacturer, we have been required to satisfy certain escrow obligations pursuant to certain statutes adopted by the Settling States in order to receive the full benefits of the MSA. Under these statutes we are obligated to deposit monies annually into escrow for sales of cigarettes in each of the Settling States during the preceding year, and in some cases, such deposits must be made on a quarterly basis. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. The base amount for 2007 is $3.77 per carton, as adjusted for inflation since 1999. Such escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the Settling States. On March 14, 2007, we sold the rights, title and interest in and to all income from and reversionary interest in our MSA escrow accounts, including the rights related to our 2006 MSA escrow deposits made in April 2007, in each case for an amount of cash equal to $0.30 on each dollar deposited, for cash proceeds of approximately $11.6 million. Although we have sold the rights, title and interest in and to all income from and reversionary interest in these escrow accounts, the escrow accounts remain in our name and the principal amounts of these accounts will be available to satisfy portions of any state judgments or settlements for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted in litigation against us. As of December 31, 2007, we had deposited into escrow a net amount of approximately $38.6 million for sales of cigarettes in Settling States. We expect that our total escrow obligation for 2007 sales (due in April of 2008) will be approximately $100,000. Our MSA escrow obligations have been reduced significantly over time as we have sought to limit the sales of our discount cigarettes to non-Settling States. Additionally, on May 10, 2007, we entered into a license agreement with Tantus for the exclusive license of our trademarks Sport® , MainStreet® and GSmoke® historically used to market our discount cigarettes. As of June 2007, we had ceased the manufacture and sale of our discount cigarettes in an effort to focus our future operations on the manufacture and sale of our very low-TSNA dissolvable smokeless tobacco products. However, under the terms of the license agreement, we have the ability to manufacture and sell other branded cigarettes, the sale of which would be subject to MSA escrow obligations. Since the sale of smokeless tobacco products are not subject to the MSA escrow obligations, we do not anticipate having MSA escrow obligations in the future given the discontinuance of our cigarette operations in June 2007 and the focus on our smokeless tobacco products.

We may be assessed additional sales and use taxes by the Commonwealth of Virginia.

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against us with respect to our tobacco-curing barns in the amount of $860,115. We applied for a correction of the assessment and a total abatement of the tax on the grounds that our barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, we received notification from the Commonwealth of Virginia that the Commissioner of Taxation had rejected our request with respect to a sales and use tax assessment and that the sales and use tax assessment plus penalties and interest together, as of October 7, 2004, totaled approximately $988,000. We have continued to challenge this assessment and have filed a request for reconsideration with the Commissioner of Taxation, and are prepared to take judicial action if the results of the administrative action is unfavorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While we are optimistic that our request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed, we will be required to pay the tax, penalties and interest due.

We may have additional federal tax obligations.

In 2004, we were notified that the Company’s 2001 tax return had been selected for examination by the Internal Revenue Service, or IRS. During the course of the examination, the IRS has expanded the scope of the examination to include all of the Company’s tax returns that had been filed for the years ended December 31, 2002 through 2004. In 2005, our request for a private letter ruling relating to the years under IRS examination was generally resolved in our favor. The statutes of limitations for tax years 2001 and 2002 have been extended by our mutual agreement with the IRS through September 15, 2009. To date, we have furnished all information requested by the IRS in connection with its examination. However, the IRS may request additional information as the examination is ongoing. In May 2007, the IRS proposed adjustments which would result in a tax liability to the Company if sustained. We have provided for the potential liability of this matter in accordance with Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) in our consolidated financial statements. For a further discussion of FIN 48 and this matter, see “Part II—Item 7—Accounting and Reporting Developments” and Note 10 to our consolidated financial statements, respectively. We have filed an appeal at the agency level to the initial determination of proposed adjustments by the IRS field agent. This administrative appeal is currently pending. We believe the returns filed for these years are substantially correct and we intend to vigorously contest any proposed liability through all available means including judicial proceedings if necessary.

Lawsuits may affect our profitability and we have limited insurance coverage for any damages for which we may become liable.

We are not, nor have we ever been, named as a defendant in any legal proceedings involving claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects relating to the use of our tobacco products. While we believe that the risk of being named a defendant in such a lawsuit is relatively low, we may be named as a defendant in the future as there has been a noteworthy increase in the number of these cases pending. Punitive damages, often in amounts ranging into the hundreds of millions, or even billions of dollars, are asserted in a number of these cases in addition to compensatory and other damages. In the past, we maintained product liability insurance only with respect to claims that tobacco products manufactured by or for us contained any foreign object, i.e. any object that is not intended to be included in the manufactured product. We currently do not maintain such insurance. The product liability insurance we previously maintained did not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We currently do not have and do not believe that such insurance coverage for health-related claims can be obtained. In addition, beginning in 2001, we embarked on the test market and distribution of new smokeless tobacco products. If, in the future, we are involved in any actions related to our smokeless tobacco products, we will not have insurance coverage for damages relating to such claims, which could have a material and adverse effect on our financial condition.

If we do not effectively manage our growth, we may be unable to successfully develop, market and sell our products.

Our future revenue and operating results will depend on our ability to manage the anticipated growth of our business. If we are successful in increasing market acceptance for our products, we will be required to manage substantial volume from our customers. To accommodate any such growth and compete effectively, we will be required to attract, integrate, motivate and retain additional highly skilled sales, technical and other employees. We face competition for these people. Our ability to successfully manage such volume also will be dependent on our ability to scale up our tobacco processing and production operations. There can be no assurance that we can overcome the challenge of scaling up our processing and production operations or that our personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to implement and improve our operational, financial and management systems or to attract, integrate, motivate and retain additional employees required by future growth, if any, could have a material and adverse effect on our business and prospects, financial condition and results of operations.

We may lose our key personnel or fail to attract and retain additional personnel.

We are highly dependent upon the continued services of our senior management team for our continued success. The loss of any one of Jonnie R. Williams, our Chief Executive Officer, Paul L. Perito, our Chairman, President and Chief Operating Officer, David M. Dean, our Vice President of Sales and Marketing, Park A. Dodd III, our Chief Financial Officer, or Robert E. Pokusa, our General Counsel, could have a serious negative impact upon our business and operating results.

Our future success depends in large part on our ability to attract and retain, on a continuing basis, consulting services from highly qualified scientific, technical, management, financial and marketing personnel. Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain the personnel necessary for the development and operation of our business or that given the operating losses that we have suffered over the past five years that we will have the financial ability to do so. The loss of the services of key personnel or the termination of relationships with independent scientific and medical investigators could have a material and adverse effect on our business.

Our directors and executive officers own a large percentage of our voting stock, which allows them to exercise significant control over us, and they may make decisions with which you disagree.

Based upon stock ownership as of December 31, 2007, our directors and executive officers and their affiliates, own an aggregate of approximately 26.5% of our outstanding common stock. As a result, these persons acting together may have the ability to control matters submitted to our stockholders for approval and to control the management and affairs of the Company. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, impede a merger, consolidation, or takeover or other business combination, or discourage a potential acquirer from attempting to obtain control. This concentration of control could also have a negative effect on the market price of our shares.

Our stock price has been and may continue to be volatile and an investment in our common stock could suffer a decline in value.

The trading price of the shares of our common stock has been, and may continue to be, highly volatile. Since 2005, our stock has traded at prices ranging from $6.49 on February 23, 2005 to $0.80 on December 31, 2007. We receive only limited attention from securities analysts and may experience an imbalance between supply and demand for our common stock resulting from low trading volumes. The market price of our common stock may fluctuate significantly in response to a variety of factors, most of which are beyond our control, including the following:

•	developments related to our patents or other proprietary rights, including developments in our litigation against RJR;

•	developments in our efforts to market smokeless tobacco products;

•	announcements of new products by us or our competitors, technological innovations, contracts, acquisitions, financings, corporate partnerships or joint ventures;

•	our success in developing a pharmaceutical product to treat tobacco-related dependence;

•	negative regulatory action or regulatory approval with respect to our products or our competitors’ products; and

•	market conditions for the tobacco industry in general.

The stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices for small companies, and which have often been unrelated to their operating performance. These broad fluctuations may adversely impact the market price of our common stock. In addition, sales of substantial amounts of our common stock in the public market could lower the market price of our common stock.

On August 24, 2007, we received a Nasdaq Staff Deficiency Letter, indicating that we were not in compliance with the minimum bid price requirement for continued listing set forth in Nasdaq Marketplace Rule 4450(a)(5), because the bid price per share of the our common stock closed below $1.00 per share for 30 consecutive business days. However, on October 15, 2007, the Nasdaq Global Market notified us that since the minimum closing bid price of our common stock had been at $1.00 per share or greater for ten consecutive trading days, we had regained compliance with the minimum bid price requirement set forth in Marketplace Rule 4450(a)(5). We have been in compliance with the minimum bid price rule since that date. Under rules of the Nasdaq Global Market, if our stock trades below $1.00 a share for 30 consecutive business days, the Nasdaq will issue a notice of intent to delist the Company if its shares do not trade above $1.00 per share for ten consecutive business days during the next 180 calendar days, and if we do not otherwise comply with Nasdaq listing requirements. It is possible that in the future our common stock will trade below $1.00 for substantial periods and, accordingly, there is a possibility that we could again face delisting from the Nasdaq Global Market, which could have a negative effect on the market price of our common stock.

Our research & development efforts may not result in commercially viable products and may continue to be curtailed by our lack of available research funds.

Consistent with our efforts to cut costs, we have deferred certain research projects beginning in the last half of 2003. Presently, our research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. We believe continued pursuit of this focus is vital to future product development and to our strategy to market our very low-TSNA smokeless tobacco products. While our research work has been deferred as a result of the lack of available working capital, we have designed several additional scientific studies to assess, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. We hope to renew our research and development efforts in 2008, subject to the availability of funds, and to pursue the development of a range of tobacco-based pharmaceutical products through our Star Pharma subsidiary that was incorporated in June 2007. However, our ability to renew these research efforts will be heavily dependent upon the availability of additional working capital and a successful outcome in our ongoing lawsuit against RJR. Our inability to renew these research and development efforts could result in a failure to develop new products or to improve our current products, which could have a material and adverse impact on our sales, operating income and cash flows.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, as a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and our stock price.

We have previously determined that our internal controls over financial reporting were effective. As we disclosed in our “Management’s Report on Internal Controls Over Financial Reporting” set forth in Part II,

Item 9A “Controls and Procedures” of this Report, we have concluded that our internal control over financial reporting was not effective based on the applicable evaluation criteria as of December 31, 2007, as a result of our identification of a “material weakness” (as defined by the Public Company Accounting Oversight Board in its Auditing Standard No. 5, “An Audit of Internal Controls over Financial Reporting that is Integrated with an Audit of Financial Statements”) relating to account reconciliation and analysis in conjunction with the sale of our tobacco curing barns in March 2007. While this weakness related to a one-time sale event and we are taking steps to correct this material weakness, if we fail to remediate this material weakness or if we otherwise fail to maintain our internal controls over financial reporting, this could cause investors to lose confidence in our reported financial information, which could have a negative impact on the price for our common stock.

We are subject to risks inherent in new product development initiatives, particularly with respect to our goal of developing pharmaceutical products to treat tobacco-related dependence and other neurological conditions, which would be subject to U.S. Food and Drug Administration, or FDA, clearances and approvals.

We plan to continue to make significant investments in new product development projects. Also, we intend to pursue the development of a pharmaceutical products to treat tobacco related dependence and other neurological conditions through our Star Pharma subsidiary. These initiatives are subject to high levels of risk, uncertainties and contingencies, including the challenges inherent in new product development and regulatory approvals for any new pharmaceutical products that we develop.

We incorporated Star Pharma in June 2007 to pursue a range of pharmaceutical products, including products that have a botanical, tobacco-based component. However, Star Pharma does not have any pharmaceutical products cleared or approved for commercialization, or any current sources of revenue. The future success of our Star Pharma business will depend on our ability to obtain regulatory clearance or approval to market our products, create product sales, successfully introduce new products, establish our sales force and distribution network, and our access to additional working capital to finance our development initiatives, all of which we may be unable to realize.

Even if we develop a pharmaceutical product, we may not obtain or maintain the necessary FDA clearances for our product, or such clearances may be delayed, which would mean that we would be unable to commercially distribute and market our product. The process of seeking regulatory clearance or approval to market a pharmaceutical product is expensive and time consuming and, notwithstanding the effort and expense incurred, clearance or approval is never guaranteed. We cannot market a drug product in the United States unless it has been approved by the FDA. The FDA approval process involves, among other things, successfully completing clinical trials under an Investigational New Drug Application and obtaining a premarket approval after filing a New Drug Application, or NDA. The NDA process would require us to prove the safety and efficacy of our product to the FDA’s satisfaction. If our clinical trials fail to produce sufficient data to support an NDA, it will take us longer to ultimately commercialize a product and generate revenue, or the delay could result in our being unable to do so. Moreover, our development costs will increase if, to achieve sufficient data to support an NDA, we need to perform more or larger clinical trials than planned. This process can be expensive and uncertain. Even if we are successful in developing a pharmaceutical product, if we are not successful in obtaining timely clearance or approval of the product from the FDA, we may never be able to generate sufficient revenue to support the successful commercialization of the product.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has not received any written comments from the SEC staff regarding its Quarterly Reports on Form 10-Q or Current Reports on Form 8-K in the 180 days preceding December 31, 2007.

ITEM 2.	PROPERTIES

Our executive, marketing, sales and administrative offices are located in Petersburg , Virginia, in a 6,000 square foot, single-story office building owned by the Company. We moved to this facility from leased offices in Chester, Virginia in March 2007. Our lease at the Chester facility was terminated at that time.

We own a manufacturing facility, which consists of a 50,000 square foot, four-story building. This facility formerly housed our cigarette manufacturing operations. We terminated a lease for a 14,000 square foot warehouse in Petersburg, Virginia, about one mile from our current manufacturing facility in 2007, which was used to warehouse our cigarette products.

Until July 2007, our executive, administrative, legal and scientific offices were located in a 5,600 square foot leased office space in Bethesda, Maryland. We terminated this lease in July 2007 and entered into a lease for a smaller amount of office space in Bethesda and for other space in a nearby location. Bethesda, Maryland was selected as the primary location for our executive, administrative, legal and scientific activities to provide our scientific and medical consultants access to the FDA, National Institutes of Health and the U.S. National Medical Library, as well as access to Congress, the Executive branch of government and the various Federal agencies in the greater Washington, D.C. area.

We also lease two adjacent buildings and parcels of land in Chase City, Virginia. The first property consists of seven acres of land and an approximately 100,000 square foot building, which has been used to process tobacco utilizing our StarCured® tobacco curing method and for manufacturing ARIVA®, Stonewall® dry snuff and STONEWALL Hard Snuff®. We have approximately two years remaining on a ten-year lease for this property, and we have an option to purchase the property at any time during the term of the lease.

The second Chase City property has approximately 91,000 square feet of warehouse/manufacturing space including 9,000 square feet of office space and is located on approximately nine acres of land. This facility was purchased in 2002 by the Mecklenburg and Chase City Industrial Development Authorities and was renovated to our specifications. We have approximately four years remaining on an initial ten-year lease, which is subject to renegotiation for an additional ten years. We also have an option to buy the property at any time during the lease.

We believe our manufacturing facilities will allow us to respond to the demand for our smokeless products.

ITEM 3.	LEGAL PROCEEDINGS

RJR Litigation

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

In April 2003, the parties filed dispositive Motions for Summary Judgment. The Company filed a Motion for Summary Judgment on Claim Construction and Definiteness, and RJR filed six Motions for Summary Judgment asserting various defenses. Pursuant to an Order dated September 15, 2003, the Court appointed a Special Master to prepare Reports and Recommendations, or R&Rs, for the Court on our Motion for Summary Judgment and five of RJR’s six Motions for Summary Judgment. The Special Master issued R&Rs on all six of the Summary Judgment Motions and on March 31, 2004, the Court issued final rulings on five of the six Summary Judgment Motions that had been reviewed by the Special Master. In its March 31, 2004 rulings, the Court adopted without modification the Special Master’s R&Rs, which collectively recommended that the Court deny RJR’s Summary Judgment Motions, and that the Company’s Motion for Summary Judgment on claim construction and definiteness be granted in part and denied in part. The Court also issued an order denying RJR’s Motion for Summary Judgment seeking to limit our damages claim, which had not been reviewed by the Special Master. On June 24, 2004, the Court issued a final order adopting without modification the Special Master’s last R&R which recommended that the Court deny the final RJR Summary Judgment Motion.

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

On January 19, 2007, the Court granted RJR’s Motions for Summary Judgment in part and denied these motions in part. On its Motion for Summary Judgment on the Effective Filing Date of the Patents, the Court established September 15, 1999 as the effective filing date, but denied RJR summary judgment of invalidity with regard to the patents-in-suit. On RJR’s Motion for Summary Judgment on Indefiniteness, the Court granted the motion on the basis that the term “anaerobic condition” was indefinite. In its January 2007 ruling, the District Court indicated that it would issue its ruling on RJR’s inequitable conduct defense by the end of February. After filing a motion to permit the case to proceed on appeal on an interlocutory basis as to the rulings issued in January and a Petition for a Writ of Mandamus in the Federal Circuit Court of Appeals to require issuance of the decision on the inequitable conduct defense, the Court ultimately issued its decision on the inequitable conduct defense on June 26, 2007. In its ruling the Court held the two patents unenforceable due to inequitable conduct in their procurement and a final judgment against the Company was docketed on June 27, 2007. The next day the Company filed a notice of appeal as to the rulings issued in January 2007 and as to the ruling on the inequitable conduct defense with the United States Court of Appeals for the Federal Circuit. On September 10, 2007, we filed our opening appeal brief with the United State Court of Appeals for the Federal Circuit. RJR’s brief was filed on by November 20, 2007, and the Company’s reply brief was filed on December 21, 2007. Oral argument before a three-judge panel of the Federal Circuit Court of Appeals was held on March 7, 2008 and the Company is awaiting a decision on the appeal.

Following entry of judgment, RJR filed a motion for a bill of cost in the amount of $240,659. RJR also filed a motion requesting the District Court to determine that this is an “exceptional” case under 35 USC § 285 and award attorneys’ fees of approximately $22 million under that provision and/or under 28 USC § 1927 on the basis that attorneys’ fees were unreasonably multiplied during the litigation. The District Court entered an agreed-upon order staying both motions until after a ruling on the pending appeal. Any potential award of fees should be eliminated if the Court of Appeals for the Federal Circuit overturns the District Court’s ruling on the inequitable conduct defense asserted by RJR. Because the likelihood of an unfavorable ruling on the fee motion and bill of cost is not determinable and the amount of any potential assessment cannot be reasonably estimated, no amounts have been accrued for these items in the consolidated financial statements.

The Company entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on the Company’s behalf. Given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. We have paid or accrued all existing obligations. Also, as part of its fee arrangements in certain of these matters, the Company has agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments we actually receive in the event that the litigation is resolved in our favor, in return for a cap on fee payments during the litigation.

Internal Revenue Service Examination

In 2004, the Company was notified that its 2001 tax return had been selected for examination by the Internal Revenue Service, or IRS. In the course of its conduct of this examination, the IRS has expanded the scope of the examination to include all of the Company’s returns that have been filed for the years ended December 31, 2002 through 2004. In 2005, our request for a private letter ruling, which related to the years under IRS examination, was resolved generally in our favor. The statute of limitations for tax years 2001 and 2002 have been extended by mutual agreement through September 15, 2009. We have provided all the information requested by the IRS in connection with its examination. However, the IRS may request additional information as the examination is still ongoing. In May 2007, the IRS proposed adjustments which would result in a tax liability to the Company if sustained, although we believe that these adjustments will not be sustained and accordingly have not provided for such potential liability in the Company’s consolidated financial statements. We have filed an appeal at the agency level to the initial determination of proposed adjustments by the IRS field agent. This administrative appeal is pending. We believe the returns filed for such years are substantially correct and intend to vigorously contest any proposed liability through all available means including judicial proceedings if necessary. We have provided for the potential liability of this matter in accordance with Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) in our consolidated financial statements. For a further discussion of FIN 48 and this matter, see “Part II—Item 7—Accounting and Reporting Developments” and Note 10 to our consolidated financial statements, respectively.

Virginia Sales and Use Tax Assessment

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to our tobacco-curing barns in the amount of $860,115. We applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, we received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to us and that the sales and use tax assessment plus penalties and interest together, as of October 7, 2004, totaled approximately $988,000. The Company continues to challenge this assessment and has filed a request for reconsideration with the Commissioner of Taxation, and are prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While we are optimistic that the request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed we will be required to pay the tax, penalties and interest due.

Grant from the Commonwealth of Virginia

On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to its existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the Commonwealth to show our level of investment and hiring for our Chase City operations and to substantiate the actual results achieved compared to the original projections described in our grant application. In our response, we requested that the grant be extended for an additional year, given certain delays which had been encountered in connection with the launch of our smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA that sought to have our low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. In October 2006, we received a further inquiry from Mecklenburg County regarding the status of the grant and again requested an extension of the grant. In August 2007, we received a letter from the Virginia Economic Development Authority seeking further information relating to the grant. On September 20, 2007, we responded to the request and formally requested that the grant be extended for an additional two years to provide the Company an opportunity to further demonstrate its level of investment and hiring compared to projections contained in the original grant. In early October 2007, we were advised that the requested extension would not be approved. The Company included the total grant amount of $300,000 in accrued liability as of the end of the third quarter 2007 and, after further discussion with the Virginia Economic Development Commission and Mecklenburg County, repaid this amount to Mecklenburg County on February 29, 2008. The funds were recognized as a reduction of the cost for leasehold improvements at our Chase City facility and, accordingly, the amount has been capitalized as leasehold improvements and will be amortized over the remaining life of the lease.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 14, 2007, we held our annual meeting of the Company’s stockholders. The matters voted upon at the meeting and the corresponding results are set forth below.

1.	The election of seven directors to hold office until the next meeting of stockholders and until their respective successors have been elected or appointed:

NOMINEE	FOR	WITHHOLD
Dr. Christopher C. Chapman	63,917,059	1,224,256
Neil L. Chayet	63,996,878	1,144,437
Marc D. Oken	63,998,528	1,142,787
Paul L. Perito	63,979,535	1,161,780
Leo S. Tonkin	63,923,339	1,217,979
Alan Weichselbaum	63,997,528	1,143,787
Jonnie R. Williams	63,986,737	1,154,578

2.	The formal approval of an amendment to the Company’s Certificate of Incorporation increasing the total number of shares of the Company’s common stock, par value $0.0001 per share, that the Company is authorized to issue from 100,000,000 shares to 135,000,000 shares:

FOR	AGAINST	ABSTAIN
63,084,385	2,043,869	13,061

3.	Stockholder ratification of the appointment of Aidman Piser & Company, P.A. as independent auditors to audit the Company’s 2007 financial statements.

FOR	AGAINST	ABSTAIN
64,808,055	282,639	50,621

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock, par value $0.0001 per share (“Common Stock”), is traded on the Nasdaq Global Market under the symbol “STSI.” Set forth below are the high and low sales prices for each full quarterly period during 2006 and 2007, as reported by Nasdaq. From time to time, during the periods indicated, trading activity in the Common Stock was infrequent. As of March 1, 2008, there were approximately 683 registered holders of Common Stock.

	2007		2006
	High	Low	High	Low
Quarter
First	$5.33	$0.75	$3.50	$2.16
Second	1.23	0.71	3.09	2.12
Third	1.05	0.74	3.26	1.63
Fourth	1.45	0.67	4.60	2.74

We have never paid dividends on our Common Stock, and the Board of Directors currently intends to retain any earnings for use in the Company’s business for the foreseeable future. Any future determination as to the payment of such cash dividends would depend on a number of factors including future earnings, results of operations, capital requirements, our financial condition and any restrictions under credit agreements outstanding at the time, as well as such other factors as the Board of Directors might deem relevant. No assurance can be given that we will pay any dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides certain information as of December 31, 2007, with respect to our equity compensation plans under which Common Stock is authorized for issuance:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Rights	Weighted- Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	5,513,200	$2.60	1,843,500
Equity Compensation Plans Not Approved by Shareholders (1)	145,000	$1.00	—

Total	5,658,200	$2.56	1,843,500

(1)	Non-qualified options to purchase shares of Common Stock at an exercise price of $1.00 granted to a consultant on June 1, 2000 pursuant to an individual option agreement. These options fully vested on the date of grant and expire on March 1, 2009, if unexercised. We have also granted warrants to purchase shares of Common Stock to two consultants. Specifically, on December 20, 2000, we issued 210,526 warrants to purchase shares of Common Stock at an exercise price of $2.375 to a consultant. These warrants fully vested on the date of issuance and expire on the earlier of ten years from the date of grant and two years after the holder’s consulting agreement with the Company is terminated. We also issued 200,000 warrants to purchase shares of Common Stock at an exercise price of $2.02 on March 20, 2002 to another consultant. These warrants fully vested on or prior to July 1, 2002 and will expire on the ten-year anniversary of the date of grant.

Five-year financial performance graph: 2003-2007

Comparison of five-year cumulative return among Star Scientific, the S&P Tobacco Industry Group, and the S&P Composite

	FISCAL YEAR ENDING
COMPANY / INDEX / MARKET	2002	2003	2004	2005	2006	2007
Star Scientific, Inc.	100.00	177.14	484.29	223.81	309.52	75.81
S&P Tobacco Group	100.00	141.28	169.29	211.94	258.91	310.30
S&P Composite	100.00	128.68	142.69	149.70	173.34	182.87

The current composition of S&P Industry Group 30203010—Tobacco—is as follows:

ALTRIA GROUP, INC.

REYNOLDS AMERICAN, INC.

UST, INC.

The Stock Performance Graph shall not be deemed to be “soliciting materials” or to be “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 under the Securities and Exchange Act of 1934. In addition, it shall not be deemed incorporated by reference by any statement that incorporates this Annual Report on Form 10-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference.

Option Grants

In 2007, we granted our directors (the “Purchaser Class”) options to purchase Common Stock as described in our Quarterly Reports on Form 10-Q filed during 2007 or during the fourth quarter as described below. All options described below were granted under the Company’s 1998 Stock Option Plan or the Company’s 2000 Equity Incentive Plan. On October 10, 2007, 250,000 options for shares of Common Stock with an exercise price of $1.19 were granted to one member of the Purchaser Class, and on October 11, 2007, options for 50,000 shares of Common Stock with an exercise price of $1.19, were granted to one member of the Purchaser Class. On November 20, 2007, options for 50,000 shares of Common Stock with an exercise price of $0.99 were granted to another member of the Purchaser Class.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data of the Company, for and as of the end of each of the periods indicated in the five-year period ended December 31, 2007, have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements of the Company, including the notes to those consolidated financial statements contained elsewhere in this Report.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data:
Net Sales	$482	$391	$181	$236	$(101)
Cost of goods sold (excludes federal excise tax)	2,067	1,791	2,949	3,841	222
Gross Profit (loss)	(1,604)	(1,404)	(2,771)	(3,609)	(325)
Loss from continuing operations before income taxes	(40,887)	(13,790)	(24,836)	(21,809)	(24,577)
Discontinued Operations income (loss)	(451)	1,505	(225)	5,221	7,917
Net income (loss)	(41,458)	(12,280)	(25,062)	(16,576)	(16,661)
Basic and diluted income (loss) per share:
Continuing operations	$(0.51)	$(0.18)	$(0.34)	$(0.33)	$(0.41)
Discontinued operations	$(0.01)	$0.02	$—	$0.07	$0.13
Total basic and diluted income (loss) per share	$(0.52)	$(0.16)	$(0.34)	$(0.26)	$(0.28)
Weighted average shares outstanding	80,395	77,836	73,096	62,137	59,719

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$8,881	$4,297	$7,703	$—	$14
Property, plant & equipment	1,986	9,515	15,182	18,877	21,353
MSA escrow funds	4	38,329	33,396	27,024	33,482
Discontinued operations assets	—	6,041	4,814	9,441	8,698
Total assets	14,827	60,937	69,517	60,305	89,299
Long-term obligations	11,111	14,975	34,227	31,637	31,028
Discontinued operations liabilities	—	1,443	1,277	5,058	4,859
Stockholders’ equity (deficit)	(1,988)	38,909	23,330	9,049	24,783

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an assessment of our consolidated results of operations, capital resources, and liquidity and should be read together with the financial statements and related notes included elsewhere in this Report. This discussion includes forward-looking statements based on current expectations that involve risks and uncertainties and should be read together with the discussion under the captions “Risk Factors” and “Special Note on Forward-Looking Statements” elsewhere in this Report.

Overview

We are a technology-oriented tobacco company with a mission to reduce toxins in tobacco leaf and tobacco smoke. We are primarily engaged in:

•

the development, implementation and licensing of our proprietary technology for the curing of tobacco so as to substantially prevent the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco-specific nitrosamines, or TSNAs;

•

the manufacture, sales, marketing and development of very low-TSNA dissolvable smokeless tobacco products that carry enhanced warnings beyond those required by the Surgeon General, including ARIVA® compressed powdered tobacco cigalett® pieces and STONEWALL Hard Snuff®;

•

the licensing of trademarks for certain cigarette brands owned by the Company and, potentially, the sale of cigarette products in the future, although we intend to focus our activities on the sale of our low-TSNA dissolvable smokeless tobacco products, consistent with our previously announced corporate mission to transition from the sale of discount cigarettes to low-TSNA smokeless tobacco products; and

•

the planned development of pharmaceutical products, particularly products that have a botanical, tobacco-based component, to treat tobacco dependence and a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression.

Our long-term focus is the research, development and licensing of technology for the production of very low-TSNA tobacco and related products, particularly dissolvable smokeless tobacco products, that expose adult tobacco users to substantially lower levels of toxins as compared to other smoked and smokeless tobacco products. Our overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products, both in the form of low-TSNA smokeless tobacco products and related pharmaceutical products. We fully accept the evidence that links smoking tobacco with a variety of diseases and premature death. We believe it is highly unlikely that the health risks of smoked tobacco can be completely eliminated and that no safe cigarettes will ever be manufactured. We believe we were the first company to state unequivocally that “there is no such thing as a safe cigarette”. Further, we were the first company to affix to the back of the package of our first premium low-TSNA product, Advance®, a package “onsert” that contained not only scientifically verified comparative product content data, but also additional health warnings beyond those required by the Surgeon General. Despite worldwide efforts to curb tobacco use, the American Cancer Society continues to report that an estimated 1.3 billion people smoke and use other conventional tobacco products. Given the realty of tobacco use, we continue to believe that there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, we believe we have a corporate responsibility to continue our research and development efforts to manufacture tobacco products with the lowest level of toxins possible, particularly through the development of products containing tobacco cured using our StarCured® tobacco curing process. In June 2007, we announced the restructuring of the Company and the incorporation of a new subsidiary, Star Pharma, to pursue the development and regulatory approval of pharmaceutical products to treat smokeless tobacco addiction and a range of neurological conditions. In the past we have deferred both the continuation and the initiation of certain research projects because of the lack of working capital. Our ability to resume these research and development efforts and to advance the activities of Star Pharma will depend on our ability to obtain funding for these efforts. Our success will also depend on the results of our ongoing patent litigation with RJR, which is currently on appeal and which has been pending since May 2001.

We currently are focusing our efforts on the manufacture and sale of our dissolvable low-TSNA smokeless tobacco products as opposed to cigarettes, consistent with our previously announced plans to exit the cigarette business as soon as practically possible. To facilitate this long-term strategy, on May 10, 2007, we entered into a license agreement with Tantus for the exclusive license of our cigarette trademarks Sport®, MainStreet® and GSmoke® to Tantus. We ceased the sale of those brands as of June 8, 2007 and have discontinued our cigarette operations.

In the period from 1999 through 2003, we purchased or arranged for the purchase of very low-TSNA flue-cured tobacco cured by farmers using the StarCured® tobacco curing process for resale to B&W. We suspended the purchase and sale of such low-TSNA flue-cured tobacco in 2004 after B&W indicated it would not make further purchases from us. In March 2007, we sold approximately 990 of our tobacco curing barns. The sale of these barns was made exclusively to farmers who had been participants in our StarCured® tobacco curing program. We continue to own 37 StarCured® barns that will be used to ensure we have an adequate supply of StarCured® tobacco for our low-TSNA dissolvable smokeless tobacco products, and for other needs.

Over the last several years, we have expended significant time and resources on the development of our very-low TSNA tobacco and dissolvable smokeless tobacco products, our patent infringement litigation against RJR, and our efforts to market our smokeless tobacco products. While product licensing royalties and smokeless tobacco sales have been de minimis to date, we intend to continue our efforts to develop and sell smokeless tobacco products, and to pursue licensing arrangements for those products and related technology.

Prospects for Our Operations

The recurring losses generated primarily by our smokeless tobacco business continue to impose significant demands on our liquidity. Given the typical long lead time for federal approval of any pharmaceutical products, we do not expect that Star Pharma will generate any revenues for the foreseeable future, but rather that Star Pharma will focus on the research and development aspects of a range of pharmaceuticals, including tobacco-based drug products, assuming sufficient capital can be generated to support such activities.

We experienced revenue of approximately $0.5 million for 2007 from continuing operations and an operating loss from continuing operations of approximately $17.1 million. Overall, the net loss during 2007 was $41.5 million. This reflects the impact of the $(27.0) million loss associated with the sale of the interest stream and reversionary interest in the MSA escrow accounts, an operating loss of approximately $(17.1) million and a charge of $(0.4) million due to discontinued operations, that were partially offset by the $3.6 million gain from the sale of approximately 990 tobacco curing barns.

Our future prospects are dependent on the distribution and consumer acceptance of our low-TSNA dissolvable smokeless tobacco products. They also depend on our continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and, in particular, on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through such royalty payments will also be dependent upon the successful completion of our ongoing patent infringement lawsuit against RJR.

The recurring losses generated by operations continue to impose significant demands on the Company’s liquidity. As of December 31, 2007, we had approximately $7.6 million of working capital of which approximately $8.9 million was cash.

With our recent equity fundraising and the commitment of up to $2.0 million from Mr. Williams our Chief Executive Officer, we anticipate we will have sufficient funds to support our operations through March 2009. For a further discussion of these transactions, See “Item 9B—Other Events.” However, absent the successful completion of our ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants or a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it will be necessary to pursue additional sources of funds in the first quarter of 2009. However, depending upon market conditions and the price of the common stock, we may determine to seek additional funds before that date.

Smokeless Tobacco. Net sales of our smokeless products have increased approximately 23.2% from approximately $390,959 in 2006 to approximately $481,650 in 2007, but it will take significantly greater sales of smokeless products for this business segment to operate at break-even levels. STONEWALL Hard Snuff® represents a majority of our hard tobacco sales. We continue to work to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products, and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts, which if successful, would likely contribute to consumer acceptance of our smokeless tobacco products.

Development of Tobacco-based Pharmaceutical Products. In June 2007, we announced the incorporation of Star Pharma in Delaware, a new wholly owned subsidiary of the Company to act as a vehicle for the pursuit of a range of pharmaceutical products, including products that have a botanical, tobacco-based component. These will include products for the treatment of tobacco dependence, as well as products that would utilize certain monoamine oxidase inhibitor (MAO) agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression. Star Pharma will operate under a sublicense with respect to the intellectual property to which Star Scientific is the exclusive licensee, which includes patents for producing tobacco with very low-TSNA levels and patents for using MAO inhibitors in tobacco to treat various neurological conditions. A sublicense agreement was entered into between Star Scientific and Star Pharma in December 2007.

Discount Cigarettes. Since 2000, our discount cigarette business experienced a significant decline in sales, partly due to intensified pricing competition from wholesalers selling deeply discounted foreign manufactured cigarettes. In May 2007, we entered into a license agreement with Tantus for the exclusive license of our trademarks MainStreet® , Sport® and GSmoke® in return for licensing fees during the seven-year term of the license agreement and beyond, if the license is renewed. As part of the license agreement, we stopped selling cigarettes under the MainStreet®, Sport® and GSmoke® brands as of June 8, 2007. Although we retain the right to manufacture and sell other cigarette brands, we are focusing our efforts on the sale of low-TSNA dissolvable smokeless tobacco products, as opposed to cigarettes. Accordingly, we have accounted for our cigarette operations as “discontinued operations” in our consolidated financial statements beginning with the second quarter of 2007.

Licensing. We have an exclusive, worldwide license from Regent Court under twelve U.S. patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. We continue to pursue means of collecting royalties with respect to this curing technology, including through arrangements described below and through our patent infringement lawsuit against RJR. However, in the Company’s patent litigation against RJR, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that two of the Company’s patents which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite, and in June 2007 granted RJR’s defense of inequitable conduct. These decisions have been appealed to the United States Court of Appeals for the

Federal Circuit and oral argument on the appeal was held on March 7, 2008. We are currently awaiting a decision on the appeal. If these decisions are not reversed on appeal, the two patents at issue in the RJR litigation will continue to be invalid and unenforceable.

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

Impact of the MSA and Other Legislation Relating to Cigarettes and Smokeless Tobacco Products. On March 14, 2007, we sold the rights, title and interest in and to all income from and reversionary interest in the Company’s MSA escrow accounts, including the Company’s 2006 MSA escrow deposits made in April 2007, in each case for an amount of cash equal to $0.30 on each dollar deposited, for total cash proceeds of approximately $11.6 million. While the escrow accounts will remain in our name and be available to satisfy a portion of any judgments or settlements by the Settling States for twenty-five years after deposit, we no longer receive the interest generated by the MSA escrow accounts and will have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy portions of any such judgments or settlements by the Settling States.

Our MSA escrow obligations have been reduced significantly over time as we decreased sales in MSA states. Further, on May 10, 2007, we entered into a license agreement with Tantus Tobacco for the exclusive license of the Company’s trademarks Sport®, MainStreet® and GSmoke® and we ceased the manufacturing of cigarettes as of June 8, 2007. Under the terms of the license agreement, we retain the ability to manufacture and sell other branded cigarettes, but we are focusing our efforts solely on the manufacture and sale of our low-TSNA dissolvable smokeless tobacco products, consistent with our stated intent to exit from the cigarette business as soon as possible. The Company’s sale of smokeless tobacco products are not subject to the MSA escrow obligations. As a result, we do not anticipate having MSA escrow obligations in the future, given this change in focus of our business.

Most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While we focused our sales in the four states that are not part of the MSA over the last several years, we had been certified in each of the MSA states where we conducted business. Given our focus on the manufacture and sale of smokeless tobacco products and the licensing of the trademarks for the MainStreet® , Sport® and GSmoke® brands, in 2007 we withdrew the certifications for these brands in all of the MSA states.

Beyond restrictions on cigarette sales, a number of states have sought to impose limits on flavors that could be used for smoked, as well as smokeless tobacco products. To date, no states have imposed restrictions on the types of flavors that could be used for smokeless tobacco products, although such legislation has been introduced in Hawaii, West Virginia and Massachusetts this year. In June 2007, legislation was enacted in Maine that prohibits the sale of certain flavored cigarettes and cigars. An amendment was also added to the Maine bill that prohibited the sale of dissolvable smokeless tobacco products in that state after September 2007. A bill overturning the ban on hard tobacco in Maine was introduced in January 2008. That legislation was reported unanimously out of the Joint Committee on Health and subsequently approved by the Full House and Senate as emergency legislation. The repeal of the ban was signed by the governor on March 5, 2008 and became immediately effective on that date. As in previous years, bills providing the FDA with regulatory oversight over all tobacco products were introduced in both the Senate and House in 2007 (S.625 and H.R. 1108). On July 31, 2007, the Senate Committee on Health, Education, Labor and Pensions approved the Senate version of the bill and a hearing on the bill was held in the House in October 2007. No date has been set for a vote of the full Senate on the bill or for further hearings in the House of Representatives on its version of the bill, and both bills remain pending.

The Department of Agriculture, which is responsible for structuring the payment program to tobacco growers under the tobacco quota buyout program, issued regulations relating to the assessment of the buyout cost pursuant to the Fair and Equitable Tobacco Reform Act of 2004 in February 2005. Assessments under the regulations are made quarterly based on the prior quarters taxable amount of cigarettes and other tobacco products removed from bond. Under the statutes and implementing regulations, 96% of the program costs are assessed against cigarette sales and 4% against the sale of other tobacco products, including smokeless tobacco. We, as well as all of the major tobacco companies, have increased prices to cover the cost of the buyout which have been reflected in higher overall prices for tobacco products, but the impact of this program on our sales of smokeless tobacco products has been negligible given the greater assessment of costs on cigarette sales as compared to smokeless tobacco products.

Critical Accounting Estimates

Accounting principles generally accepted in the United States of America, or GAAP, require estimates and assumptions to be made that affect the reported amounts in the Company’s consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding our business operations, financial condition and results of operations.

Revenue Recognition

Revenue is recognized when tobacco products are shipped to customers and title passes. We also record appropriate provisions for rebates and discounts and credits for returns. These amounts are estimated due to the variability in credits (due to promotional programs in the field), allowances for collectability, and allowances for product which may be returned by customers after a sale is completed. In order to quantify these estimates, we make quarterly estimates in these areas based on the available quarterly information and historical experience.

We did not recognize any royalty revenues in 2007 and 2006, and had de minimis royalty revenues in 2005.

Sales Incentives Estimates

We record consumer incentives and trade promotion activities as a reduction of revenues based on amounts estimated as being due to customers and consumers at the end of a period. The estimates are based principally on historical utilization and redemption rates of our products. Such programs include discounts, coupons, rebates, slotting fees, in-store display incentives and volume-based incentives. To the extent that redemption rates exceed our estimates, this would increase our liability related to outstanding coupons.

Impairment of Long Lived Assets

We review the carrying value of the Company’s long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We assess recoverability of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition using a weighted average cash flow probability method. If the estimated future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value.

Assumptions underlying the weighted average cash flow probability involve estimating future cash flows from operations and ultimate sale of the business at cessation of operations over varying periods of time. Several alternative scenarios are used which include a variety of probability estimates. Should these estimates change, conclusions regarding impairment could change accordingly.

We assess impairment of long-lived assets based on asset groups with separately identifiable cash flows, such as the Company’s smokeless tobacco operations, StarCured® tobacco curing barns, and patented technology.

Each quarter an impairment analysis is conducted by management to determine the value of the barns. Government regulation and the market for equipment used in producing tobacco plays a role in determining the value of the long-lived assets. In 2005, we wrote down the value of the tobacco curing barns by approximately $2.5 million after conducting an analysis of the current market value for the barns in light of the diminished utilization of the barns during 2005 as a result of the elimination of price supports and quotas for tobacco. In March 2007 approximately 990 curing barns were sold and we recognized a gain on the sale of approximately $3.6 million. We continue to own 37 StarCured® barns, which are classified as idle equipment at December 31, 2007 and 2006. The 37 idle barns are carried at a value less than the current estimated market value at December 31, 2007.

Depreciation estimates

We generally determine depreciation based on the estimated useful lives of the assets and record depreciation on a straight-line method over such lives. With regard to the tobacco curing barns, depreciation is recognized using a “units of production” method of accounting to more closely match depreciation with the period during which such depreciation takes place, and which in the case of the curing barns, is in the third and fourth quarters of each fiscal year, which is during the tobacco curing season. The barns classified as idle equipment are not depreciated.

MSA Escrow Fund

Amounts deposited into MSA escrow accounts are required to be held in escrow for 25 years and had been reported as a non-current asset in the Company’s consolidated financial statements, given the restrictions placed on the use of these funds. On March 14, 2007, we sold the rights, title and interest in and to all income from and reversionary interest in the Company’s MSA escrow accounts, including the Company’s 2006 MSA escrow deposits made in April 2007, in each case for an amount of cash equal to $0.30 on each dollar deposited, for total cash proceeds of approximately $11.6 million in return for assigning to the purchasers the right to interest paid on the Company’s escrow fund and to any releases of the escrow principal for any overpayments, or, if these funds are not used to satisfy judgments or settlements by the Settling States, releases of the principal on a rolling basis after twenty-five years. As a result of the sale of all rights to the interest stream and reversionary interest in the MSA escrow funds, we wrote off the value of the MSA escrow accounts in March 2007, at the time of the transaction. We have maintained current MSA accounts for quarterly payments made in 2007, but such payments have been de minimus.

Sale of Licensing Rights

On May 10, 2007, the Company entered into an exclusive seven-year license agreement with Tantus for the license of the Company’s trademarks Sport®, MainStreet® and GSmoke® and the sale of an amount of Star Tobacco’s inventoried cases of cigarettes bearing these trademarks. The licensing rights became effective on

June 10, 2007 (“Effective Date”). Pursuant to the license agreement, Tantus made an initial payment of $600,000 on the agreement date and will make consecutive monthly payments of $100,000 per month for twenty-four months beginning on the first monthly anniversary date of the Effective Date and $3,000 per month thereafter for the duration of the term of the agreement. The first monthly payment was made in July 2007. As of December 31, 2007, the Company has an outstanding note receivable balance due from Tantus of $2.1 million and the Company has received monthly payments totaling $600,000 through December 31, 2007. While Star Tobacco continues to have the ability to manufacture and sell cigarettes, as of June 8, 2007, it stopped selling the three licensed brands and is focusing its efforts on the manufacture and sale of its dissolvable low-TSNA smokeless tobacco products, as opposed to cigarettes. Although the Company continues to hold legal ownership of the licensed trademarks, the Company has accounted for this licensing agreement as a sale since the agreement is non-cancellable, has established a fixed fee for the rights to the trademarks and the Company under the license agreement has no significant obligation to provide future services beyond maintenance of the trademarks. Therefore, on the Effective Date, the Company recorded a gain on the sale of the licensing rights based upon the present value of the total proceeds to be received of approximately $2.9 million using a discount rate of 9.25% net of approximately $600,000 of costs associated with the licensing rights under this transaction. Given the nature of the license agreement with Tantus, the Company also classified its cigarette business as a discontinued operation beginning in the second quarter of 2007 and the results of operations, financial position and cash flows are separately reported for all periods presented as the cigarette operations and cash flows will be eliminated from ongoing operations and the Company will not have any significant continuing involvement in these operations.

Results of Operations—Fiscal 2007 Compared to Fiscal 2006

Please refer to Item 6, “Selected Financial Data” of this Report to view the five year comparative results of operations and selected financial data.

Sales. Gross sales of dissolvable tobacco increased to $0.7 million in 2007, reflecting an increase of $0.2 million, or 41.9%, from 2006 gross sales of $0.5 million. Net Sales (gross sales reduced by sales returns and allowances, cash discount and promotion expenses such as couponing, buy downs and slotting fees) increased to $0.5 million in 2007 compared to $0.4 million in 2006, or 23.2%. We have not changed the price of the dissolvable tobacco products since 2004.

We believe that the acceptance of dissolvable tobacco is adversely impacted by a number of factors, including, among others: (i) lack of consumer familiarity with the products; (ii) the fact that dissolvable tobacco requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (iii) dissolvable tobacco requires Federally mandated smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (iv) the need to develop brand name recognition with consumers; and (v) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users.

Gross Margin. In 2007, overall gross margin loss increased to $(1.6) million compared to $(1.4) million in 2006. The negative gross margin for dissolvable tobacco was due primarily to the under utilization of manufacturing and packaging equipment. The estimated excess cost was $1.7 million and $1.6 million for 2007 and 2006, respectively.

Historically MSA escrow payments have neither been expensed nor accrued for income statement purposes, but the escrow deposit remained the property of the Company on its balance sheet. In March 2007, we assigned the Company’s rights to the interest earned on the MSA deposits and to any releases of principal in return for a payment of approximately $11.6 million, and we wrote off the value of the MSA escrow deposits at that time.

Total Operating Expenses

Total operating expenses increased approximately $3.1 million, or 25.0%, to $15.5 million for 2007 from $12.4 million in 2006. The increase was due to Marketing and Distribution costs of $2.7 million, and General and Administrative costs of $1.9 million offset somewhat by a decrease in depreciation expense of $1.4 million.

•

Marketing and Distribution Expenses. Marketing and distribution expenses for our dissolvable tobacco products were $2.8 million in 2007 compared to $0.1 million for 2006, an increase of $2.7 million, which reflects increased marketing expenses for advertising and sampling, particularly for the new “Natural” and “Java” blends of STONEWALL Hard Snuff® that were introduced in March and August 2007, respectively. Additionally, the increase in marketing and distribution expenses reflects costs associated with several sales personnel who had been primarily selling cigarettes with a secondary attention on smokeless tobacco products and who were assigned exclusively to smokeless tobacco sales upon execution of the Tantus license agreement. This increase also reflects increased shipping costs associated with our sampling program and the utilization of package shippers rather than full trucks for delivery of smokeless tobacco products. We spent approximately $1.6 million in 2007 to promote the product to the distribution trade and at retail.

•

General and Administrative Expenses. General and Administrative expenses totaled approximately $12.6 million for 2007, which is an increase of approximately $2.0 million from the approximately $10.6 million in 2006. In 2007, there were increased legal expenses of approximately $0.9 million, most of which were associated with the appeal of the rulings issued by the District Court in January 2007 and June 2007 in our ongoing patent infringement litigation against RJR, and other legal costs related to corporate restructuring to pursue the development of tobacco-based pharmaceuticals through a separate subsidiary. We anticipate total legal costs of approximately $1.0 million in connection with the appeal process, of which approximately $850,000 was paid during 2007, and an additional cost of approximately $1.0 million for completion of the trial portion of our patent infringement litigation assuming success on appeal. In 2007, we had increased insurance costs of approximately $0.4 million, as well as increased executive travel costs of $0.6 million primarily related to investor and director meetings related to the Company’s legal and financial matters. The expenses were partially offset by decreased facility costs of approximately $0.1 million in 2007.

•

Depreciation. Depreciation expense totaled approximately $0.1 million in 2007, a decrease of approximately $1.3 million, compared with approximately $1.4 for 2006. The higher depreciation expense during 2006 primarily reflects depreciation on the Company’s curing barns during the third and fourth quarter of 2006. Depreciation was calculated based on a units of production method. During the first quarter of 2007, approximately 990 tobacco curing barns were sold to farmers participating in our StarCured® tobacco curing program. There was no depreciation for the remaining barns because they were classified as idle equipment for which no depreciation is recorded under GAAP.

•

Research and Development Expenses. We expect to maintain our spending on research at a minimum level while we continue to concentrate on our patent infringement lawsuit against RJR. Consistent with our efforts to cut costs, we have deferred our research projects since the last half of 2003, and we have not convened a meeting of our Scientific Advisory Board during this period. Presently, our research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards linked with the use of conventional smoked and smokeless tobacco products, and encouraging scientists in the U.S. and Europe to pursue TSNA-related research. While our research work has been deferred as a result of a lack of available working capital, we have designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk; to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco; and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. We hope to renew research and developmental efforts in 2008, subject to the availability of funds, and to pursue the development of a range of tobacco-based pharmaceutical products through our subsidiary, Star Pharma, which was incorporated in June 2007. The extent of future research and development efforts will depend, in part, on the results of the RJR litigation.

•

Interest Income/(expense). In 2007, interest income was approximately $0.8 million and interest expense was approximately $1.3 million for a net interest expense of approximately $0.5 million as compared to interest income of approximately $1.9 million and interest expense of approximately $2.0 million for a net interest expense of approximately $0.1 million in 2006. The lower interest income during 2007 was the result of the sale of the interest stream in our MSA escrow accounts offset by interest earned on higher cash balances. In the past, the Company received for its own account the current interest on the amounts in escrow. As a result of the sale and assignment of the interest stream and reversionary interest in its MSA escrow accounts in March 2007, the Company is not receiving any further interest payments on these escrow accounts after the sale. The decrease in the interest expense relates directly to the reduction in debt due to repayments of principal totaling approximately $6.6 million of principal outstanding during 2007. In August 2007 we paid off our accounts payable note to RJR. As of December 31, 2007, we had a principal balance of approximately $12.7 million on our long-term barn notes payable to RJR.

Income Tax Benefit/Expense. The Company incurred an expense of $125,000 for interest on liabilities for unrecognized tax benefits during 2007. However, the losses during 2007 reduced the tax exposure of the Alternative Minimum Tax. As of January 1, 2007, we recorded a $2.1 million liability for unrecognized tax benefit as a charge to beginning accumulated deficit and the resulting interest on the unrecognized tax benefit was charged during 2007. During 2006, the Company had no income tax expense due to net losses.

Discontinued Operations. In 2007, our cigarette sales decreased by approximately 72.2% to $10.4 million as compared to approximately $37.4 million in 2006. The decrease in cigarette sales reflected our efforts to continue to operate in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota, and to aggressively limit sales in MSA states in the first five months of the year. Also, we ceased selling the trademarked brands licensed to Tantus as of June 8, 2007. As a result, cigarette shipments in 2007 totaled approximately 39.7 truckloads as compared to approximately 137.5 truckloads in 2006. Under the licensing agreement with Tantus, Star Tobacco continues to have the ability to manufacture and sell cigarettes; however, we are focusing our efforts on the manufacture and sale of our dissolvable low-TSNA smokeless tobacco products, as opposed to cigarettes.

The average sales price per carton of cigarettes was approximately $7.57 per carton in 2007, compared to approximately $7.87 per carton in 2006. The sales price for 2007 decreased $0.30 per carton from 2006 and reflects, in part, the agreement to sell Tantus inventoried product at a reduced price as part of the license agreement.

Gross profit decreased approximately $(8.2) million to a loss of approximately $(0.8) million in 2007 compared to a profit of approximately $7.4 million during 2006. The decrease was primarily due to lower sales volume (sales for six months compared to a full year) and a lower selling price. The Federal Excise Taxes have remained constant at $3.90 per carton for both periods.

For discount cigarettes sales during 2007, the Company’s cost-of-goods sold increased by approximately 8.8% to a blended average of approximately $2.48 per carton, compared with a blended average cost of approximately $2.28 per carton in 2006. This increase was primarily attributable to greater volume production and more stable production schedules in 2006.

Beginning on January 1, 2005, there was an increased cost of approximately $0.50 per carton for the tobacco farmer buyout legislation In addition to the $0.50 per carton charge, the USDA in August 2005 assessed the Company a charge of $1.1 million for its portion of the Commodity Credit Corporation loan losses on tobacco and administrative costs. The USDA permitted the Company to pay this amount over six quarters in installments of approximately $190,000 per quarter, but because the USDA assessed this amount in the third quarter of 2005, we expensed the full amount during that quarter. The last payment for this assessment was paid during the fourth quarter of 2006. The special assessment and the ongoing assessment related to cigarettes are included in discontinued operations. The assessment on our smokeless tobacco products is recorded in continued operations, however, these amounts are de minimus given the level of our smokeless tobacco sales and the fact that 96% of the USDA assessments are based on cigarette sales.

Marketing and Distribution expenses totaled approximately $2.0 million in 2007, a decrease of approximately $3.9 million, compared with $5.9 million in 2006. This decrease was primarily due to the termination of thirty-one field sales force staff in the second quarter of 2007. This sales force had been selling cigarettes in Texas and Mississippi and were terminated in connection with the discontinuation of our sale of discount cigarettes in June 2007. In addition we ceased our point of sale product promotions for cigarettes in June 2007.

In 2007, there was also a write-down of equipment for $22,583, as well as a loss for the transfer of salesperson promotional funds to Tantus of $180,041.

The Company recorded a gain on the sale of the licensing rights under the Tantus license agreement in the second quarter of 2007 based upon the present value of the total proceeds to be received of approximately $2.9 million using a discount rate of 9.25% net of approximately $600,000 of costs associated with the licensing right received in this transaction. This resulted in a gain on licensing rights from discontinued operations of approximately $2.4 million which was recognized during 2007. There was no similar gain from licensing rights in 2006.

The overall loss for discontinued operations in 2007 totaled approximately $(0.5) million as compared to a gain of approximately $1.5 million in 2006.

Net Loss. The Company had an operating loss from continuing operations of approximately $(17.1) million in 2007 compared with an operating loss from continuing operations of approximately $(13.8) million in 2006. The net loss in 2007 was approximately $(41.5) million compared with a net loss of approximately $(12.3) million in 2006. The net loss in 2007 reflects the impact of the $(27.0) million loss associated with the sale of the interest stream and reversionary interest in the MSA escrow accounts, and the operating loss of approximately $(17.1) million, partially offset by the $3.6 million gain from the sale of approximately 990 tobacco curing barns as well as the loss from discontinued operations of approximately $(0.4) million. The results in 2006 reflected the loss from continuing operations of approximately $(13.7) million, offset by a gain from discontinued operations of approximately $1.5 million.

In 2007, the Company had basic and diluted net loss per share of $(0.52) compared to basic and diluted net loss per share of $(0.16) in 2006.

Results of Operations—Fiscal 2006 Compared to Fiscal 2005

Please refer to Item 6, “Selected Financial Data” of this Report to view the five year comparative results of operations and selected financial data.

Sales. During 2006, the Company’s gross sales of dissolvable tobacco products increased to $0.5 million, or 56.0%, from 2005 gross sales of $0.3 million. Net Sales ( gross sales reduced by sales returns and allowances, cash discount and promotion expenses such as couponing, buy downs and slotting fees) were $0.4 in 2006 compared to $0.2 in 2005 a 115.8% increase. The Company has not changed the price of the dissolvable tobacco products since 2004.

Gross Margin. In 2006, overall gross margin loss decreased to $(1.4) million compared to $(2.8) million in 2005 due primarily to an inventory write-down of $1.3 million in 2005. The negative gross margin for dissolvable tobacco was due primarily to the underutilization of manufacturing and packaging equipment. The estimated excess cost was $1.6 million and $1.5 million after the inventory write-down for 2006 and 2005, respectively.

Total Operating Expenses. Total operating expenses decreased approximately $3.9 million or 23.9% to $12.4 million for 2006 from $16.3 million in 2005. Marketing and distribution increased $0.1 million, while general and administrative cost decreased by $1.9 million from $12.5 million in 2005 to $10.6 million in 2006. Depreciation increased $0.3 million from $1.1 million in 2005 to $1.4 million in 2006. Research and development costs increased $0.1 million. The Company recorded a $2.5 million charge for the tobacco barn impairment in 2005.

•

Marketing and Distribution Expenses. Marketing and distribution expenses totaled $145,887 in 2006 compared to $65,212 for 2005, an increase of $80,675. The increase was primarily in trade advertising of $40,000 and trade show costs of $25,000.

•

General and Administrative Expenses. General and administrative expenses in 2006 totaled $10.6 million, a decrease of $1.9 million compared to $12.5 million in 2005. In 2006, legal expenses decreased by approximately $2.3 million due to reduced activity in the patent infringement lawsuit against RJR while we awaited rulings on the inequitable conduct defense (tried in the District Court of Maryland in early 2005) and two Summary Judgment Motions. The Company experienced increases in insurance costs of $0.4 million, an increase of $0.3 million in stock-based compensation and an increase of $0.2 million in travel costs.

•

Depreciation. Depreciation expense related to StarCured® barns and general/administrative related expenses totaled $1.4 million in 2006 compared to $1.1 million in 2005. In 2006, the amount of tobacco cured in the StarCured® barns increased substantially, which resulted in a higher depreciation charge.

•

Research and Development Expenses. There were de minimis research and development costs in both 2006 and 2005. Consistent with our efforts to cut costs, we deferred most of our research projects beginning in the last half of 2003. In 2006 and 2005 our research focus was directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards associated with the use of conventional smoked and smokeless tobacco products. While research work was deferred due to our lack of available working capital, we have designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that could be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products.

•

Impairment of the tobacco curing barns. In 2005, the Company wrote down the value of its tobacco curing barns by approximately $2.5 million to their market value, given the decreased demand for domestic tobacco following the implementation of the Federal tobacco buyout legislation which went into effect in 2005. In 2006, the valuation of the barns increased dramatically.

Interest Income/(expense). In 2006, the Company had de minimis net interest income because it had approximately equal amounts of interest expense ($1.9 million) and interest income. This compared to interest expense of $0.7 million and interest income of $1.4 million, for a net interest income of $0.7 million, in 2005. The higher interest expense in 2006 was primarily a result of interest on the long-term B&W notes. On January 1, 2006, we began paying interest and principal on our long-term B&W notes, which as of January 1, 2006, had a principal balance of approximately $20 million. The higher interest income during 2006 was primarily due to increased interest income earned from the Company’s MSA escrow accounts. In 2006, the Company received for its own account the current interest on the amounts in escrow.

Income Tax Benefit. The Company had zero income tax benefit in both 2006 and 2005. In 2004, the tax benefits were reduced due to a valuation allowance established since it is not more likely than not that such benefits will be realized. The valuation allowance in both 2005 and 2006 resulted in a zero income tax benefit.

Loss on Conversion of Long-term Debt to Equity. On January 10, 2005, Manchester Securities converted its $9.0 million convertible debenture into 3,179,810 shares of the Company’s Common Stock, which reflected an adjusted conversion price from $3.73 to $2.897, and $212,000 of accrued and unpaid interest. As a result of this transaction, the debenture was fully converted and cancelled with Manchester having no rights under the debenture. As a result of the conversion of debt into equity, we recorded a non-cash charge during the first quarter of 2005 of $4.8 million to reflect the cost of the discount provided for in the conversion, as well as to expense the remaining portion of the unamortized costs of the initial debt issuance. There were no similar expenses in 2006.

Write-off of Note Receivable, Officer. On July 27, 2005, the Company’s President and Chief Operating Officer, or COO, tendered to the Company a payment of $300,000 as satisfaction in full of a nonrecourse and unsecured $2.0 million promissory note issued to the Company in 1999. The COO issued the note in 1999 to purchase two million shares of the Company’s Common Stock. Under its terms, the $2.0 million promissory note was nonrecourse as to accrued interest and 85% of the principal amount of the note, and reflected an inducement to the COO to join the Company and resign his senior partnership with a national law firm. In connection with the payment by the COO, the Company incurred an expense of $1.8 million due to the write-off of $1.7 million of the note receivable due and approximately $0.1 million of accrued interest. As a result of the payment, the Company incurred a non-cash charge in the second quarter and recorded a reduction of $300,000 in officers’ notes receivable in the third quarter to reflect the cash payment on July 27, 2005. There were no similar expenses in 2006.

Discontinued Operations. On May 10, 2007, we entered into a license agreement with Tantus for the Company’s trademarks Sport®, MainStreet® and GSmoke® . Under the license agreement, we agreed to stop selling those brands as of June 8, 2007. As a result, beginning in the second quarter of 2007 the Company’s cigarette business was treated as discontinued operations and this analysis is also reflected in the year-to-year comparison for 2006 and 2005. In 2006, the Company’s cigarette sales decreased by approximately 19.2% to $37.4 million compared to approximately $46.3 million in 2005. The decreased number of cigarettes sold reflected our efforts to continue to operate in very competitive and price-sensitive geographic regions, namely Texas, Florida, Mississippi and Minnesota, and to aggressively limit sales in MSA states. As a result, cigarette shipments in 2006 totaled approximately 137.4 truckloads as compared to approximately 173.6 truckloads in 2005.

The average sales price per carton was approximately $7.87 per carton during 2006, compared to approximately $7.56 per carton during 2005. The sales price for 2006 increased 4.1% per carton compared to 2005.

Gross profit decreased approximately $(0.6) million to $7.4 million in 2006 compared to approximately $8.0 million in 2005. The decrease was primarily due to lower sales volume. The Federal Excise Taxes remained constant at $3.90 per carton for both periods.

For discount cigarettes sales in 2006, the Company’s cost-of-goods sold increased by approximately 14.7% to a blended average of approximately $2.03 per carton, compared with a blended average cost of approximately $1.77 per carton in 2005. This increase was primarily attributable to the decreasing volume of cigarette production.

Beginning on January 1, 2005, there was an increased cost of approximately $0.50 per carton for the tobacco farmer buyout legislation. In addition to the $0.50 per carton charge, the USDA in August 2005 assessed the Company a charge of $1.1 million for its portion of the Commodity Credit Corporation loan losses on tobacco and administrative costs. The USDA permitted the Company to pay this amount over six quarters in installments of approximately $190,000 per quarter, but because the USDA assessed this amount in the third quarter of 2005, we expensed the full amount during that quarter. The last payment for this assessment was paid during the fourth quarter of 2006.

Marketing and Distribution expenses totaled approximately $5.9 million in 2006, a decrease of approximately $2.4 million, compared with $8.3 million in 2005. This change reflected a decrease of $1.3 million in salaries for sales persons as a result of the overall reduction in the size of the sales force. This reduction also resulted in the corresponding decrease of $1.0 million in sales commissions, and a decrease of $0.4 million in vehicle leases. There was a decrease of $0.1 million in freight costs related to the lower sales volume and an increase of $0.5 million in marketing costs.

Discontinued operations in 2006 had income of approximately $1.5 million as compared to a loss of approximately $(0.2) million for 2005.

Net Loss. The Company had a consolidated net loss of $12.3 million in 2006 as compared to a consolidated net loss of $25.1 million reported in 2005. The net loss in 2006 primarily reflected lower volumes of cigarette sales and increased cigarette manufacturing costs, partially offset by an increase in pricing. The higher loss in 2005 reflected, in addition to significant operating losses, an approximate $4.8 million loss on the conversion of debt into equity, an impairment loss on the write-down of the Company’s tobacco curing barns of approximately $2.5 million, an approximate $1.8 million loss due to the write-off of the note receivable due to officer, and the one-time USDA charge for the Company’s portion of the Commodity Credit Corporation loan losses of approximately $1.1 million.

In 2006, the Company had basic and diluted losses per share of $(0.16) as compared to basic and diluted net loss per share of $(0.34) in 2005.

Liquidity and Capital Resources

The Company has been operating at a loss for the past five years. Our future prospects are dependent on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Also, our long-term prospects are dependent on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, the ability to generate revenues through such royalty payments are also dependent upon the successful completion of the Company’s ongoing patent infringement lawsuit against RJR. In that lawsuit, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that two of the Company’s patents which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite and, in June 2007, the Court issued a ruling that granted RJR’s inequitable conduct defense, with respect to the patents at issue in the case. That ruling and the two rulings issued in January 2007, have been appealed to the United States Court of Appeals for the Federal Circuit and have been fully briefed. Oral argument on the appeal was held on March 7, 2008, and we are awaiting a decision on this appeal from the Federal Circuit.

As of December 31, 2007, we had a working capital surplus of approximately $7.6 million, which included cash of approximately $8.9 million. Future cash needs during 2008 include:

•

additional litigation costs in connection with the appeal portion of the Company’s ongoing patent infringement case against RJR of approximately $150,000 and another $1.0 million for the trial portion of our patent litigation assuming success on appeal;

•	monthly principal and interest payments of approximately $230,000 in connection with the repayment of the Company’s long-term B&W debt; and

•	funding of other aspects of our current operations in light of continued operating losses.

We expect to continue to incur losses in connection with the sale of our smokeless tobacco products for the foreseeable future. While sales of smokeless tobacco have been increasing quarter to quarter, substantially increased sales will be required to reach a breakeven level for these products. Star Pharma has had no revenues or appreciable operating expenses to date. Given the typical long lead time for federal approval of any pharmaceutical products, we do not expect that Star Pharma will generate any revenues for the foreseeable future, but rather that Star Pharma will focus its efforts on the research and development aspects of a range of pharmaceuticals, including products having a botanical, tobacco-based component, assuming sufficient capital can be generated to support such activities.

With the proceeds from the recent transactions, we anticipate that we will have sufficient funds to support our operations through March 2009. However, absent the successful completion of the Company’s ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, or a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it will be necessary to pursue additional sources of funds during the first quarter 2009. Depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that time. There can be no assurance that we will be successful in obtaining such funding at commercially reasonable terms, if at all.

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

Summary of Balances and Recent Sources and Uses

As of December 31, 2007, we had positive working capital of approximately $7.6 million, approximately $8.9 million in cash and cash equivalents and approximately $0.1 million of accounts receivable, compared to negative working capital, of approximately $(0.4) million (excluding discontinued operations working capital of $4.5), approximately $4.3 million of cash and cash equivalents, and approximately $0.1 million in accounts receivable, as of December 31, 2006.

The statement of cash flows combines the cash flows generated from discontinued operations with the cash flows from continuing operations within each of the three categories shown below. As a result of the licensing agreement with Tantus, our revenues from cigarette sales ceased after June 8, 2007 and our total revenues have decreased significantly as a result of our exiting from the cigarette business. However, we had been losing money on our cigarette sales for the two quarters prior to the Tantus transaction, and we expect to achieve some cash flow savings from the elimination of our discount cigarette operations. The license agreement with Tantus also provides a stable source of cash flow from our trademarked brands. Pursuant to the license agreement, Tantus made an initial payment of $600,000 on the agreement date and made monthly payments totaling $600,000 through December 2007. Tantus will make consecutive monthly payments of $100,000 per month for an additional eighteen months and $3,000 per month thereafter for the seven year duration of the term of the agreement. The first monthly payment was made in July 2007. This transaction was recognized as a sale of licensing rights and was recorded on a discounted cash flow basis in the second quarter of 2007.

Net Cash From Operating Activities. In 2007, approximately $14.9 million of cash was used in operating activities compared to approximately $10.7 million of cash used in operating activities in 2006.

Net Cash From Investing Activities. In 2007, there was a total of approximately $12.6 million of cash generated by investing activities. Of that amount, approximately $11.6 million was generated by the sale of approximately 990 of our tobacco curing barns and $1.1 million was generated from the initial and monthly payments from the sale of the licensing rights under the agreement with Tantus. Approximately $0.1 million was used to purchase hard tobacco equipment which had been leased under an operating lease, of which $0.5 million of the purchase price was released from a deposit being held by the leasing company. During 2006, there was minimal cash used by investing activities.

Net Cash From Financing Activities. In 2007, approximately $4.4 million was used in financing activities of which approximately $6.7 million was used to repay long-term debt while $2.2 million was generated by the sale of common shares and approximately $0.1 million was generated by the exercise of stock options to purchase common shares. Of the approximately $6.7 million used to repay debt, approximately $2.9 million was paid to RJR (the remaining entity from the 2004 combination of RJR and B&W) against the principal of our outstanding barn debt in connection with the sale of our tobacco curing barns and the release of certain of the tobacco curing barns from a security interest initially granted to B&W. The $2.9 million principal payment was applied against Note “A” of the original B&W long-term debt and reduced principal payments on that note for approximately forty months beginning April 1, 2007.

Net Cash Used in MSA Escrow Payments. In 2007, approximately $0.2 million was deposited into the MSA escrow accounts and in 2006, approximately $1.1 million was deposited into the MSA escrow accounts. In March 2007, we assigned all of our rights, title and interest to the interest stream from and any reversionary interest in the Company’s MSA escrow accounts for cash proceeds of approximately $11.6 million. While the escrow accounts will remain in the Company’s name and be available to satisfy judgments or settlements by the Settling States for twenty-five years after deposit, we no longer will receive the interest generated by the MSA escrow accounts and have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy a portion of any such judgments or settlements by the Settling States. As a result, we recognized a loss of $(26.8) million on the sale of the interest stream and reversionary interest in the MSA escrow accounts in the first quarter of 2007. In April 2007, we deposited approximately $0.2 million for our 2006 escrow obligation and we assigned the interest stream and reversionary interest in these deposits for approximately $64,000, pursuant to the terms of the agreement entered into in March 2007. This resulted is a loss of approximately $(150,000) on the sale of the interest stream and reversionary interest in the MSA escrow account in the second quarter of 2007, bringing our total loss to approximately $(27.0) million.

Cash Demands on Operations

In 2007, the Company had operating losses from continuing operations that totaled $(41.0) million, which included two one time transactions: (i) the loss on the MSA escrow funds of $(27.0) millions; and (ii) the gain on the sale of the tobacco curing barns of $3.6 million. In 2006 we had an operating loss of $(13.8) million. In 2007, net sales of our smokeless products were $0.5 million, an increase of approximately 25% over net sales of $0.4 million in 2006.

In addition, in 2007 we spent a significant amount of money in connection with the development and protection of our intellectual property portfolio, principally in connection with our patent infringement litigation against RJR. We recognize that in order to protect and defend our intellectual property, additional capital will need to be spent in connection with our ongoing patent litigation matters. Also, we will need to budget for expenditures of funds in connection with the anticipated development efforts in regard to tobacco-based pharmaceutical products.

Our inability to improve operations or to raise funds during the first quarter 2009 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

Contingent Liabilities and Cash Demands

B&W Agreements. Under the Restated Master Agreement, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we currently owe B&W approximately $12.7 million in long-term tobacco curing barn loans. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly payments that began on January 1, 2006. The debt is secured by any remaining tobacco leaf inventory and our remaining tobacco curing barns. Once the outstanding loan balance is reduced to $10.0 million, the collateral will be released.

In addition, we also had an obligation to B&W as a result of restructured accounts payable to make monthly principal payments of $250,000, plus interest at a rate of 1% over prime on an outstanding accounts payable balance. That balance was repaid in full as of August 1, 2007.

Master Settlement Agreement. On March 14, 2007, we sold the rights, title and interest in and to all income from and reversionary interest in the Company’s MSA escrow accounts, including the Company’s 2006 MSA escrow deposits made in April 2007, in each case for an amount of cash equal to $0.30 on each dollar deposited, for cash proceeds of approximately $11.6 million. Consequently, these funds are not available to finance our working capital or other liquidity demands and we recognized a loss on the sale of the interest stream and reversionary interest in the MSA escrow account of a total of $27.0 million during the first half of 2007.

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

We have appealed to the United States Court of Appeals for the Federal Circuit a decision by the United States District Court for the District of Maryland that the two patents at issue in our patent infringement lawsuit against RJR are indefinite, a ruling on the priority date of the patents and the ruling in favor of RJR on its inequitable conduct defense. Oral argument on the appeal was heard on March 7, 2008 and we are awaiting a decision from the Federal Circuit. We anticipate incurring significant expenses in terms of legal fees and costs in connection with the RJR litigation for the foreseeable future.

In the past, we have maintained product liability insurance only with respect to claims that tobacco products manufactured by or for us contain any foreign object, i.e. any object that is not intended to be included in the manufactured product. We currently do not maintain such insurance and as a result are self-insured for this risk. The product liability insurance that we previously maintained did not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that such insurance currently can be obtained. We have never been named as a defendant in any legal proceedings involving claims arising out of the sale, distribution, manufacture, development, advertising, marketing or claimed health effects relating to the use of our tobacco products. While we may be named as a defendant in the future, we believe we have conducted our business in a manner which decreases the risk of liability in a lawsuit relating to product liability because we have:

•	attempted to consistently present to the public the most current information regarding the health effects of long-term smoking and tobacco use;

•	always acknowledged the addictive nature of nicotine;

•	stated unequivocally that smoking involves a range of serious health risks, is addictive and that smoked cigarettes products can never be produced in a “safe” fashion; and

•	ceased selling cigarettes in June 2007 in favor of our very low-TSNA dissolvable smokeless tobacco products.

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

Internal Revenue Service Examination. In 2004, we were notified that the Company’s 2001 tax return had been selected for examination by the IRS. In the course of its conduct of this examination, the IRS has expanded the scope of the examination to include all of the Company’s returns that have been filed for the years ended December 31, 2002 through 2004. In 2005, our request for a private letter ruling, which related to the years under IRS examination, was resolved generally in our favor. The statute of limitations for tax years 2001 and 2002 have been extended by mutual agreement through September 15, 2009. We have provided all information requested by the IRS in connection with its examination. However, the IRS may request additional information as the examination is ongoing. In May 2007, the IRS proposed adjustments that would result in a tax liability to the Company if sustained. We have provided for the potential liability of this matter in accordance with Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) in our consolidated financial statements. For a further discussion of FIN 48 and this matter, see “Part II—Item 7—Accounting and Reporting Developments” and Note 10 to our consolidated financial statements, respectively. We believe the returns filed for such years are substantially correct and intend to vigorously contest any proposed liability through all available means including judicial proceedings if necessary.

Virginia Sales and Use Tax Assessment. In a letter dated October 7, 2004, we received notice from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to us and that the sales and use tax assessment plus penalties and interest together, as of October 7, 2004, totaled approximately $988,000. We continue to challenge this assessment and have filed a request for reconsideration with the Commissioner of Taxation, and are prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While we are optimistic that our request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed, we will be required to pay the tax, penalties and interest due.

Development Grants. On March 12, 2002, Governor Warner of the Commonwealth of Virginia announced that the Company would receive a grant of $300,000, which was provided shortly thereafter, to assist Mecklenburg County and Chase City in the acquisition of the Company’s new processing facility adjacent to our existing tobacco receiving station in Chase City, Virginia. In late 2004, the Company responded to inquiries from the State to show its level of investment and hiring for our Chase City operations and to substantiate the actual results achieved compared to the original projections described in the grant application. In the response, we requested that the grant be extended for an additional year, given certain delays which had been encountered in connection with the launch of our smokeless tobacco products, including the filing of several unsuccessful Citizen’s Petitions with the FDA that sought to have the Company’s low-TSNA hard tobacco products regulated as a drug by the FDA rather than as conventional snuff tobacco products. In October 2006, the Company received a further inquiry from Mecklenburg County regarding the status of the grant and again requested an extension of the grant. In August 2007, the Company received a letter from the Virginia Economic Development Authority seeking further information relating to the grant. On September 20, 2007, the Company responded to the request and formally requested that the grant be extended for an additional two years to provide the Company an opportunity to further demonstrate its level of investment and hiring compared to projections contained in the original grant. In October the Company was advised that its requested extension would not be approved. The Company included the total grant amount of $300,000 as an accrued liability as of the end of the third quarter 2007 and after further discussion with the Virginia Economic Development Authority and Mecklenburg County, repaid this amount to Mecklenburg County on February 29, 2008. The funds were recognized as a reduction of the cost for leasehold improvements at our Chase City facility and, accordingly, the amount has been capitalized as leasehold improvements and will be amortized over the remaining life of the lease.

Recent Transactions and Potential for Additional Financing

On March 13, 2008 and March 14, 2008, the Company completed private placements of its Common Stock and warrants with selected accredited investors, which resulted in gross proceeds to the Company of $12.5 million. With the proceeds from these recent transactions and the commitment of up to $2.0 million from Mr. Williams our Chief Executive Officer, the Company anticipates that it will have sufficient funds to support its operations through March 2009. For a further discussion of these transactions, see “Item 9B—Other Events.” Given the Company’s continued losses, absent the successful completion of its ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants or a substantial improvement in revenues from smokeless tobacco products, the Company believes that it will be necessary to pursue additional sources of funds in the first quarter 2009.

Also, the Company expects to continue to pursue opportunities for licensing its smokeless tobacco products and expanding its sales and marketing efforts, particularly if the Company obtains additional funds that could be devoted to such activity. While the Company may seek to obtain funds in the future through debt financing, there are significant limitations on the Company’s ability to obtain new debt financing, including its agreements with B&W. Moreover, our ability to complete future financings on terms acceptable to us will depend on a number of factors, including the performance of the Company’s stock price and its operational performance. Any equity financing will be dilutive to our existing shareholders.

Our inability to raise funds during the first quarter 2009 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations

At December 31, 2007, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, were as follows (in thousands):

			Amount of Commitment ($) Expired By Year Ended December 31, 2007
	TOTAL	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term Debt	$12,722.8	$1,611.9	$3,592.8	$4,994.8	$2,523.3
Operating Leases	1,551.6	220.0	351.0	173.0	807.6

TOTAL	$14,274.4	$1,813.9	$3,943.8	$5,167.8	$3,330.9

Accounting and Reporting Developments

Effective January 1, 2007, the Company adopted the accounting provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company recognizes income taxes on tax positions which have not been considered more-likely-than-not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As a result, the Company recognized a $2.1 million liability for alternative minimum tax and interest which was accounted for as an adjustment to beginning accumulated deficit.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results or operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (FAS 159). The statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. As of December 31, 2007, the Company has not determined the effect that the fair value option, if elected, will have on the consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

The Company’s debt due to B&W, consisting of long-term loans, bears an interest rate of prime plus 1%. As a result the Company is subject to interest rate exposure on those obligations.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the Report of Aidman, Piser & Company, P.A., Independent Registered Public Accounting Firm, are included elsewhere in this Report as described below in “Part IV—Item 15—Exhibits, Financial Statement Schedules,” and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Disclosure controls and procedures refer to controls and other procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of December 31, 2007, the end of the period covered by this Report, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of a lack of effective coordination and communication among the Company’s Accounting Department and Legal Department with respect to the reporting of the payment of a series of additional director fees, beyond fees paid for attending Board and committee meetings. These additional director fees were for services provided by Dr. Christopher Chapman, a member of Company’s Board of Directors, in April, May and June of 2007, unrelated to Dr. Chapman’s Board service, and which collectively totaled $26,000. Dr. Chapman has offered and agreed to offset these payments against customary Board fees otherwise earned in 2008, of which $16,500 of the $26,000 have been offset as of the date of this

Report. The Company’s Board of Directors has determined that this series of events has not affected Dr. Chapman’s independence with respect to his service on the Board or any committee thereof. In response to the identification of this failure to properly report the recipient of these payments, management has approved a policy that requires pre-clearance of any payments to members of the Board or any committee thereof with the Company’s General Counsel. Management’s improved disclosure procedure will be utilized for each quarter prospectively.

(b)	Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, or GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our internal controls over financial reporting are evaluated on an ongoing basis by personnel in our organization. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections) as conditions warrant. Part of this evaluation is to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in the our internal controls. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Material weaknesses are particularly serious conditions where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. In 2007 we identified areas for improvement in internal control over financial reporting that also apply to the Company’s disclosure controls and procedures and during 2007 we implemented additional controls and procedures.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in “INTERNAL CONTROL—INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the our internal controls over financial reporting as of December 31, 2007 were not is effective as a result of an error relating to the reconciliation of Fixed Assets and Accumulated Depreciation general ledger accounts to underlying detailed records. Management changed the reconciliation process at year end 2007 to improve the reconciliation procedure. The change uncovered a material error in the Company’s first quarter financial statements pertaining to the gain on the sale of the Company’s tobacco curing barns. The gain was overstated $1.7 million as not all the asset value associated with the sold assets was included in the calculation and the appropriate asset values were not removed from the Balance Sheet. Management’s improved reconciliation procedure will be utilized for each quarter prospectively.

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

(c)	Changes in Internal Control Over Financial Reporting.

In connection with the evaluation of internal controls described above in paragraph (b) of Item 9A, in 2007 the Company identified several areas for improvement in internal control over financial reporting and, as described in the Company’s annual and quarterly filing, made changes to its policies and procedures during 2006 and 2007 that are intended to strengthen its disclosure controls and procedures, as well as its internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. As of December 31, 2007, there was one change in internal controls identified and implemented as described in paragraph (b) of Item 9A.

ITEM 9B.	OTHER INFORMATION

On March 13, 2008 and March 14, 2008, the Company entered into Securities Purchase Agreement and Registration Rights Agreements (the “Agreements”) with selected accredited investors (the “Investors”), to sell 4,838,711 of its Common Stock at $1.55 per share and 3,311,259 shares of its Common Stock at $1.51 per shares (collectively, the “Shares”), respectively, and warrants to purchase an aggregate of 8,149,970 shares of Common Stock at an exercise price of $2.00 (the “Warrants” and together with the Shares, the “Securities”), which resulted in gross proceeds to the Company of $12.5 million (the “Offering”). The Warrants are first exercisable six months after the closing of the Offering and expire five years after the date that the warrants are first exercisable. The Warrants are also callable by the Company if the price of the Common Stock exceeds $6.00 per share as quoted on an approved market for twenty consecutive trading days. Additionally, the Agreement grants the Investors certain registration rights with respect to the Securities.

The Securities sold to the Investors have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The Offering was made only to accredited investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The Company relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated thereunder.

Additionally, on March 14, 2008, Jonnie R. Williams, the Company’s largest shareholder and Chief Executive Officer, executed a letter agreement under which he committed to make available to the Company up to $2.0 million. The agreement runs through March 31, 2009, or until the Company receives an additional $2.0 million in capital through an equity investment.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table and text set forth the name, age and positions of each of our directors elected by our common stockholders:

Name	Age	Position
Christopher C. Chapman, Jr., M.D.(1)(2)(3)	55	Director
Neil L. Chayet(2)	69	Director
Marc D. Oken(1)	61	Director
Paul L. Perito	71	Chairman, President and Chief Operating Officer
Leo S. Tonkin(1)(2)(3)	70	Director
Alan Weichselbaum(1)	43	Director
Jonnie R. Williams	52	Chief Executive Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.

Set forth below is biographical information for each director of the Company.

Christopher C. Chapman, Jr., M.D. Dr. Chapman, 55, has served as a member of the Board since September 22, 2005. Since it was founded in 1999, Dr. Chapman has served as Chairman and CEO of Chapman Pharmaceutical Consulting, Inc., which provides expert medical consultation on the development and management of domestic and global product development programs for biotech, pharmaceutical and medical device products. He was Senior Director of Medical Affairs with Quintiles/BRI, the largest contract research organization (CRO) in the U.S., from 1995-2000. In that capacity, Dr. Chapman had oversight responsibility for the support of new drug applications (NDA), clinical studies and device submissions to the FDA for approval. From 1992-1994, Dr. Chapman was Medical Director at Regeneron Pharmaceuticals. He currently serves as chairman of the Chapman Pharmaceutical Health Foundation and is also a member of the board of directors of Biovest. Dr. Chapman is a graduate of the Georgetown University School of Medicine in Washington, DC.

Neil L. Chayet. Mr. Chayet, 69, has served as a member of the Board since September 2007. Mr. Chayet is President of Chayet Communications Group, Inc. Mr. Chayet has served as a visiting lecturer and adjunct professor for the Department of Psychiatry at Harvard Medical School, as well as the School of Dental Medicine and School of Veterinary Medicine at Tufts University. From 2002 until 2006, Mr. Chayet served as Chairman of the Massachusetts Mental Health Institute, Inc. He is a former member of the Research Grants Review Committee for the Studies of Narcotic Drug Abuse at the National Institute of Mental Health (NIMH), and was a delegate to the United Nations Conference on Psychotropic Substances and the Single Convention on Narcotic Drugs. Since 1976, Mr. Chayet has hosted a daily radio feature, “Looking at the Law,” which is syndicated by CBS, and he frequently lectures on topics related to the intersection of health sciences and the law. Mr. Chayet earned an undergraduate degree from Tufts University in 1960, and a law degree from Harvard Law School in 1963. In April 2007, Mr. Chayet received the Civic Achievement Award from the American Jewish Committee.

Marc D. Oken. Mr. Oken, 61, has served as a member of the Board since October 11, 2005. Mr. Oken is managing partner of Falfurrias Capital Partners, a private equity firm. In October 2005, Mr. Oken retired as Chief Financial Officer of Bank of America Corporation, a position he held since 2004. Prior to his appointment as Chief Financial Officer, Mr. Oken was Principal Financial Executive, a position he held since joining the bank in 1989. As Chief Financial Officer, Mr. Oken was responsible for finance, supply chain management, corporate treasury, corporate investments, corporate workplace, and investor relations. He served as the Transition Executive for the mergers with Fleet Boston Financial Corporation and credit card provider MBNA Corporation. From 1981 to 1983, he was a Fellow with the Securities and Exchange Commission, serving as principal advisor to the SEC’s chief accountant on matters relating to financial service industry accounting and disclosure. Mr. Oken was a partner with Price Waterhouse and was associated with that firm from 1974 to 1981 and 1983 to 1989. Mr. Oken currently serves as a member of the Board of Directors of Marsh & McLennan Companies, Inc., and Sonoco and is chairman of the Board of Bojangles’ Restaurants. Mr. Oken earned an undergraduate degree in business administration in 1968 from Loyola College in Baltimore, Maryland, and a master’s degree in business administration in 1973 from the University of West Florida. He is a Vietnam veteran who served as a U.S. Navy aviator from 1968 to 1973.

Paul L. Perito. Mr. Perito, 71, is the Company’s Chairman, President, and Chief Operating Officer. He has served as Chairman of the Company since August 2000, as a director of the Company since December 1999, and as the Company’s President and Chief Operating Officer since November 1999. Mr. Perito served as the Company’s Executive Vice President, General Counsel, and Chief Ethics Officer from June 1999 through November 1999. Previously, Mr. Perito was a senior partner in the law firm of Paul, Hastings, Janofsky & Walker LLP (“PHJ&W”) from July 1991 until June 1999 when he became a senior counsel to the firm at the time he joined the Company. Mr. Perito resigned his position as senior counsel to PHJ&W as of March 31, 2001, after serving as National Co-Chair of the White Collar Corporate Defense Practice Group at PHJ&W since 1991, and Chair of the Litigation Department in that firm’s Washington, D.C. office since 1995. Prior to his re-entry into private practice, he served as Chief Counsel and Deputy Director of the White House Special Action Office on Drug Abuse Prevention from 1971 to 1973. Mr. Perito was confirmed by the Senate for that position in March 1972. From 1970 to 1971, Mr. Perito served as Chief Counsel and Staff Director to the U.S. House of Representatives Select Committee on Crime. Immediately prior to serving the Congress, Mr. Perito was an Assistant United States Attorney in the Southern District of New York, U.S. Department of Justice from 1966 to 1970. Mr. Perito graduated from Tufts University, Magna Cum Laude and Phi Beta Kappa, and from the Harvard Law School. Mr. Perito was a Rotary International Scholar at the Victoria University of Manchester in Manchester, England, and in Lund University, Lund, Sweden, in P.P.E. in 1960-61 before entering Harvard Law School. Mr. Perito graduated from Harvard Law School (LLB/JD), as an Edward John Noble Scholar, in 1964 and was thereafter admitted to the Bar of the Commonwealth of Massachusetts. He is also a member of the District of Columbia Bar and is admitted to practice in numerous federal District Courts, Courts of Appeal, and the United States Supreme Court. Mr. Perito is the President of the Harvard Law School Association of the District of Columbia, a member of the Executive Committee of the Harvard Law School Association, and Secretary to the Harvard Law School Association. He is Chairman of the Harvard Law School Class of 1964 Reunion and Fund Committees, Co-Chair of the World Alumni Congress 2006-2007, and Class Agent for the Harvard Law School Fund 2006-2007. Also, Mr. Perito is a member of the International Board of Overseers of Tufts University, a member of the Board of Georgetown Visitation Preparatory School in Washington, D.C., and Chairman of Corporate Risk Advisors.

Leo S. Tonkin. Mr. Tonkin, 70, has served as a director of the Company since October 1998. He established the Washington Workshops Foundation in 1967, and has served as Founding Director since that time. Since 1999 he also has served as President and Director of Travel Seminars, Inc. He served as a member of the White House Conference on Youth in 1971, Special Assistant to the Chairman of the U.S. House of Representatives Select Committee on Crime, Legal Consultant to the U.S. House of Representatives Higher Education Subcommittee, Minority Counsel to the U.S. House of Representatives Select Committee on Government Research and Executive Director of the Commissioners’ Council on Higher Education in Washington, D.C. He has served as Chairman of the Board of Trustees of St. Thomas Aquinas College and as a Board member of Southeastern University and Immaculata College. He is a vice president of the London, England Federation of Youth Clubs and is an advisor to the Retinitis Pigmentosa Foundation in California. Mr. Tonkin is a graduate of Johns Hopkins University and received his law degree from Harvard Law School. He holds an honorary Doctor of Pedagogy degree from St. Thomas Aquinas College and the State University of New York.

Alan Weichselbaum. Mr. Weichselbaum, 43, has served as a member of the Board since September 2007. In October 2005, Mr. Weichselbaum founded Gimmel Partners, LP, an asset management firm in New York, New York, where he currently serves as Chairman and General Partner. Since 1993, Mr. Weichselbaum has worked with both hedge funds and asset management firms in the area of small-cap equities. After receiving an MBA in finance from New York University in 1990, Mr. Weichselbaum spent three years with Philip Morris Capital Corporation, where he was a Manager of Financial Planning and Analysis. From 1986 to 1989, Mr. Weichselbaum was an audit and tax consultant for the small business division at PricewaterhouseCoopers LLP. He is a member of the board and former president of the Young Israel of Lawrence, Cedarhurst, New York, as well as a member of the board of directors of Tony Power, a therapeutic writing center for youth, in New York. Mr. Weichselbaum, a certified public accountant, received an undergraduate degree in accounting with honors from Queens College in 1986.

Jonnie R. Williams. Mr. Williams, 52, has served as the Company’s Chief Executive Officer since November 1999 and has served as a director of the Company since 1998. Mr. Williams was one of the original founders of Star Tobacco, Inc. (“Star Tobacco”) and served as Chief Operating Officer, and Executive Vice President (“EVP”) until July 1999. On July 1, 1999, in order to concentrate upon the expanding demands of the Company’s sales and new product development, Mr. Williams resigned as Chief Operating Officer and EVP to assume the primary responsibilities of Director of Product Development and Sales. Mr. Williams, a principal stockholder of the Company, is also the inventor of the StarCured® tobacco curing process for preventing or significantly retarding the formation of tobacco specific nitrosamines (“TSNAs”) in tobacco and tobacco smoke. Mr. Williams has been involved in venture capital start-up bio-tech companies for over a decade where he has been either a major shareholder or a co-founder of the following companies: LaserSight, LaserVision and VISX. Mr. Williams is also one of the owners of Regent Court Technologies LLC and is a principal in Jonnie Williams Venture Capital Corp.

Executive Officers

The following table sets forth certain information with respect to our executive officers, other than Messrs. Paul L. Perito and Jonnie R. Williams, whose information is set forth above under the caption “—Directors.”

Name	Age	Position
Sheldon L. Bogaz	42	Vice President of Trade Operations of Star Tobacco, Inc.
David M. Dean	48	Vice President of Sales and Marketing
Paul H. Lamb, III	75	President of Star Tobacco, Inc.
Park A. Dodd, III	55	Chief Financial Officer
Robert E. Pokusa	57	General Counsel

Set forth below is biographical information for each executive officer of the Company who is not also a director.

Sheldon L. Bogaz. Mr. Bogaz, 42, has served as Vice President of Trade Operations of Star Tobacco, Inc., the Company’s wholly owned subsidiary, since October 2000 and is responsible for managing customer relationships, developing new business, and formulating and implementing pricing and trade programs. He served as the Vice President of Sales and Trade Operations of the Company from September 1995 to October 2000. Prior to joining the Company in 1995, Mr. Bogaz served as a Commercial Lender with NationsBank from 1992 to 1995. He holds a Bachelor of Science Degree in Business Administration from Virginia Commonwealth University.

David M. Dean. Mr. Dean, 48, has served as Vice President of Sales and Marketing of the Company since November 1999. From 1998 to October 1999, he served as a Principal of Group Insurance Concepts of Virginia, L.L.C., an employee benefits consulting firm and an affiliate of Northwestern Mutual. From 1984 to 1998, Mr. Dean was employed with Trigon Blue Cross/Blue Shield in Richmond, Virginia, where he held a variety of executive positions over a 14 year period, including Vice President of the Eastern Region from 1994 to 1996, Vice President of Sales from 1996 to 1997 and Vice President of Sales and Account Management for the Eastern and Western Regions from 1997 to 1998. Trigon Blue Cross/Blue Shield was the largest health insurer in Virginia and was purchased during 2002 by Anthem. Mr. Dean is a graduate of Elon College.

Paul H. Lamb, III. Mr. Lamb, 75, served as President of Star Tobacco from 1990 to 1994 and since 1998. He also has served as a director of Star Tobacco since 1990. He served as a consultant to the Company from 1994 until assuming his current position in December 1998. From 1986 to 1990, Mr. Lamb founded and operated Lamb Services, Ltd., an engineering consulting firm, and from 1958 to 1986 he was employed with Brown & Williamson Tobacco Corporation where he held a variety of engineering positions. Mr. Lamb served as a director of the Southside Regional Medical Center in Petersburg, Virginia for twenty-six years. Mr. Lamb graduated from Virginia Military Institute (VMI) with a degree in civil engineering.

Park A. Dodd, III. Mr. Dodd, 55, has served as the Company’s Chief Financial Officer, Treasurer, and Assistant Secretary since October 2007. Mr. Dodd is a licensed certified public accountant who was a special advisor to Star since May 2007. Mr. Dodd’s experience includes a thirty-year career in strategic financial planning and accounting. From 1980 to 2000 he held a number of management positions with Philip Morris, Inc. with increasing responsibilities in accounting and reporting, business decision support, financial planning and analysis during that time, including his service as Senior Manager and Director of Financial Planning and Analysis from 1992 to 1998 and Director of Finance Reengineering and Technology Upgrade from 1998 to 2000. Mr. Dodd was special advisor to the Chief Financial Officer of the United States Olympic Committee during 2000, and from 2001 to 2005 he served as Director in Accounting and Reporting of Capital One Financial Corporation in Richmond, Virginia. In 2005, Mr. Dodd joined Tatum, LLC, a national executive services firm that specializes in providing interim financial leadership to client organizations. Mr. Dodd received an undergraduate degree in accounting from Virginia Tech in 1975 and an MBA from Virginia Commonwealth University in 1986.

Robert E. Pokusa. Mr. Pokusa, 57, has served as General Counsel of the Company since March 2001. From 1991 to March 2001, he was associated with Paul, Hastings, Janofsky & Walker LLP during which time he worked on a number of matters for the Company and concentrated his practice in the areas of complex civil litigation and administrative law. From 1980 to 1991, Mr. Pokusa was associated with the law firms of Perito, Duerk & Carlson; Finley, Kumble, Wagner, Hiney, Underburg, Manley, Meyerson & Casey; and Washington, Perito and Dubuc. Mr. Pokusa received his Bachelor of Arts Degree from Montclair State University and his law degree from The American University, Washington College of Law. He is a member of the Virginia and District of Columbia bars.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires directors and executive officers and persons, if any, owning more than ten percent of a class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s equity and equity derivative securities. Based solely upon a review of the copies of such reports and written representations from reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with on a timely basis for the year ended December 31, 2007.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. The Company has filed a copy of this Code of Ethics as Exhibit 14.1 to this Form 10-K. The Company has also made the Code of Ethics available on its website at: http://www.starscientific.com.

Audit Committee

We currently maintain an Audit Committee. The Audit Committee recommends the appointment of our independent registered public accountants, reviews our internal accounting procedures and financial statements, and consults with and reviews the services provided by our independent registered public accountants, including the results and scope of their audits. The Audit Committee is currently comprised of Messrs. Oken (Chairman), Chapman, Tonkin and Weichselbaum, each of whom are independent under the applicable rules of the Securities and Exchange Commission and The Nasdaq Global Market. The Board of Directors has determined that Mr. Oken qualifies as an “Audit Committee Financial Expert” as defined by the rules of the Securities and Exchange Commission

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company’s named executive officers include Jonnie R. Williams, our CEO, Park A Dodd, III, our current CFO and Christopher G. Miller our former CFO, Paul L Perito, our Chairman, President and COO, Robert E. Pokusa, our General Counsel, David A. Dean, our Vice President of Sales and Marketing and Sheldon Bogaz, our Vice President for Trade Operations (collectively, the “Named Executive Officers”). The following discussion summarizes the compensation awarded to the Named Executives during 2007.

Overview

Our mission has been, and continues to be, to reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products by reducing the toxins in the tobacco leaf; offering less toxic alternatives to traditional tobacco products; demonstrating the viability of our less toxic tobacco technology; and sublicensing that technology to the tobacco industry. That mission has been a principal driver in the Company’s decisions regarding the determination of total compensation for its senior executives, as well as the compensation for members of its Board of Directors and consultants who have been retained to assist the Company in these long-term objectives. As part of its mission, the Company has sought to affect a major shift in the way tobacco is grown and cured, as well as in the use of tobacco products generally.

In its structure and functioning, the Company’s goal has been to act as a disruptive force in the tobacco industry, and to challenge many of what it believes are preconceived assumptions that have governed the manufacture and sale of tobacco products over a number of decades. As it has worked to achieve these objectives, the Company used its existing cigarette business as a platform to provide a base of financial support for its intellectual property, licensing and development initiatives, and as a demonstration vehicle for the manufacture and sale of a range of low-TSNA tobacco products. In May 2007, the Company licensed three of its cigarette trademarks on an exclusive basis in return for licensing fees to be recovered over the term of the license agreement. As of June, 2007, the Company ceased manufacturing any cigarette products and currently is focusing its tobacco operations on the sale of its dissolvable low-TSNA smokeless tobacco products, ARIVA® and STONEWALL Hard Snuff®.

The Company also has sought to develop a sophisticated superstructure for a technology-based, innovative tobacco company that could interact at all levels of the government, regulatory, medical and industrial sectors on a broad range of issues relating to the health impact of tobacco, and the regulation of emerging forms of potentially less hazardous tobacco products including the development of tobacco based pharmaceutical products. To achieve this objective, the Company sought a Chief Executive Officer, or CEO, in 1999 who could oversee the Company’s existing business and facilitate the kind of capital fundraising and investor support necessary to promote an aggressive and far-ranging approach to the issues facing the tobacco industry. At the same time, the Company made efforts to identify and hire a President and Chief Operating Officer, or COO, with a substantial legislative, regulatory and litigation background and who had relationships with the relevant scientific and research communities that are critical to the Company’s goals and objectives. The Company felt that this individual should be able to coordinate the Company’s intellectual property and litigation efforts, interact at the highest levels of the federal government on a wide variety of health and legal issues involved in the regulation of tobacco products, and be in a position to enlist other individuals as employees and consultants to assist in those initiatives. The Company also worked to staff key executive positions in sales and marketing, finance, legal, investor relations, and medical research with individuals who would complement the Company’s most senior management and provide a level of expertise that would minimize the need to procure those services through external third parties. Because we set out to be a force for change in the tobacco industry, the Company understood that it needed to be able to attract and maintain a high caliber group of executives to further these goals and objectives.

Our mission has been not merely to operate a successful cigarette or smokeless tobacco company, but to challenge and transform the constructs relating to cigarettes and tobacco use generally. In this respect, the Company’s long-term focus has been, and continues to be, the research, development, and sale of products, particularly very low-TSNA smokeless tobacco products, that expose adult tobacco users to lower levels of toxins. The Company also continues to focus on the licensing of its low-TSNA technology.

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

Over the last several years the Company has experienced operating losses on a yearly basis, and accordingly, the Company has chosen to limit compensation of its executive officers to base salary and benefits. Thus, except for nominal amounts, and for an initial signing bonus in the case of Curtis Wright, MD, MPH who joined the Company in March, 2008 as Senior Vice President, Medical/Clinical Director of Star Pharma, no bonuses have been paid to executive officers since 2002. In addition, the Company has not issued any stock options or stock grants to its executive officers since 2002, except as noted below in the case of Park A. Dodd, III and Dr. Curtis Wright.

The determination of base salary has been driven primarily by considerations relating to the ability to attract and retain individuals who could help the Company carry out its long-term objective to act as a catalyst for significant change in the tobacco industry. The determination also has involved an assessment of the Company’s progress in obtaining and protecting the intellectual property to which it is the exclusive licensee; the success of its ongoing patent litigation against RJR; its success in introducing new low-TSNA smokeless tobacco products to the market; and its success in generating increased awareness of the differences in toxicity among various forms of tobacco products. Given its unique position as a force for change in the tobacco industry, the Company has not used benchmarks from that industry in setting compensation levels for its most senior executives, since the unique nature of its business does not easily lead itself to comparisons with industry indices. Instead, the Compensation Committee has informally considered general market information for similar senior level executives in setting base compensation. Also, the Compensation Committee considers other factors such as the seniority of its senior executives, and for newer hires, the executive’s base salary at his prior place of employment and the availability of other well-qualified candidates that would be available to carry out the Company’s goals and objectives.

The Compensation Committee is provided the primary authority to determine the compensation awards available to the Company’s executive officers. To aid the Compensation Committee in making its determinations, on a yearly basis the Compensation Committee is provided an analysis of the compensation levels of its executive officers based on the review of job functions and job responsibilities that have been assumed by particular executive officers and compensation ranges available in comparable positions for individuals with like training and experience. The CEO and COO also provide recommendations, as appropriate, regarding compensation for all executive officers, including themselves. Given the Company’s decision in recent years to limit compensation to base salary and benefits, the Company’s focus has been on salary levels and benefits for executives in the manufacturing sector in the relevant geographic markets (Richmond, Virginia and/or Washington, D.C.). In the case of the Company’s COO and General Counsel it also has included an analysis of compensation for senior partners at major law firms in the Washington, D.C. area. Further, the analysis has focused on the extent to which executive officers have assumed multiple functions relating to various aspects of the Company’s mission and long-term objectives that in different circumstances likely would have been assumed by other employees. The Compensation Committee reviews information provided by management and makes its recommendation to the Board with respect to appropriate compensation levels. Presently, the Compensation Committee has recommended and the Board has approved the continuation of salary and benefits for the Company’s executive employees on a month-to-month basis in accordance with employment agreements that have expired or are continuing on a month-to-month basis, without any bonus or stock awards. It is the intention of the Compensation Committee to enter into new employment agreements with the Company’s executive officers in the future, since the Company believes such agreements would assist it in attracting and retaining qualified executive officers. In determining compensation for new hires, the Compensation Committee considers the prospective employee’s prior compensation and benefit levels, the duties and responsibilities that the individual will be assuming and the compensation level a potential executive would be able to demand in a similar position with another company or institution.

Base Salary

In 2007, the base salary for each of the Company’s Named Executive Officers, except Sheldon Bogaz, was set in accordance with the terms of contracts that were entered into in 2005 or that were entered into in earlier years and which have been continued on a month-to-month basis. In Mr. Bogaz’s case, his salary is based on (i) his technical expertise and prior contributions to the Company; (ii) the market and economic performance of the Company; and (iii) prevailing employment market considerations. The Compensation Committee in assessing compensation levels for all executive officers has focused on the extent to which executive officers have been assuming multiple functions relating to the Company’s mission and long-term objectives. It also has considered salary levels and benefits for executives in the manufacturing sector in the relevant geographic markets (Richmond, Virginia and/or Washington, D.C.) and, in the case of the Company’s COO and General Counsel, compensation levels for senior partners at major law firms in the Washington, D.C. area.

Ancillary Bonuses

On a yearly basis, the Company has paid an ancillary Holiday bonus in the amount of $1,500 to executive officers, except for the Company’s CEO, CFO and COO. An identical bonus has been paid to the Company’s other employees. Such bonuses have been paid as part of a long-standing Holiday bonus policy and are not based on executive officers meeting achievement or performance goals.

Discretionary Equity Incentive Awards

The Company’s executive officers, along with the Company’s other employees, are eligible to participate in the award of stock options or restricted stock grants under the Company’s 1998 Stock Option Plan and its 2000 Equity Incentive Plan. However, to date the Company has only granted stock options and has not granted any shares of restricted stock. In 2007, the Company did not issue any equity incentive awards to its executive officers except as noted below. In October 2007 Park A. Dodd, III was granted options to purchase up to 250,000 shares of our common stock in connection with his appointment to the position of Chief Financial Officer, Treasurer and Assistant Secretary of the Company. 90,000 of these options vested on October 10, 2007 and an additional 80,000 vest on each of October 10, 2008 and 2009. In February, 2008, Dr. Curtis Wright was granted options to purchase 200,000 shares of our common stock in connection with his appointment to the position of Senior Vice President, Medical/Clinical Director Star Pharma. 100,000 of those options vest on Dr. Wright’s first day of employment with Star Pharma, Inc. and an additional 50,000 vest on each of February 26, 2009 and February 26, 2010. These levels of option grants are similar in level to grants made to other executive officers of the Company upon their commencement of employment with the Company. Neither of the discretionary equity incentive awards were granted based upon the achievement of performance goals, but to provide incentives for future performance, as an additional incentive to have these individuals accept positions with the Company and to align the interests of these individuals with the interests of our shareholders.

Benefits Plans

In order to attract and retain individuals who are capable of carrying out and enhancing the Company’s mission, the Company has provided certain benefits and perquisites to its senior executives that are comparable to those generally available to senior management in other similarly situated companies and were available to our senior executives in previous positions. In the case of our CEO and COO these have included the items listed below. Where noted, such benefits also have been provided to other executive officers:

•	reimbursement for life insurance coverage in the amount of $10 million for the Company’s CEO, $5 million for its COO and $1 million for the Company’s General Counsel;

•	additional disability insurance of the CEO, COO, General Counsel and former CFO;

•

a Company automobile and reimbursement for all costs associated with the operation of the automobile for the Company’s CEO and COO and reimbursement of automobile expenses for the Company’s former CFO, Vice president of Sales and Marketing and Vice President of Trade Operations;

•	monthly or annual club membership dues for the Company’s CEO and COO;

•	a mobile phone and phone costs for the CEO, COO, former CFO, Vice President of Sales and Marketing and Vice president Trade Operations; and

•	reimbursement for the cost of outside counsel retained by the CEO and/or COO in connection with advice and counsel related to the negotiation, drafting, and execution of their employment agreements.

Employment and Severance Arrangements

The Company has previously entered into employment agreements with its named executive officers that provide for severance benefits under certain circumstances. Severance provisions have been included in the Company’s employment agreements as an additional incentive to attract prospective executive officers to the Company and to provide those individuals with assurance of continued salary and/or benefits in the event of termination of their employment relationship. Absent such provision, the Company believes that it would have difficulty attracting and retaining the type of executive officers it believes are critical to its mission and long-term objectives. Messrs. Williams’ and Perito’s employment agreements provided for severance payments in the event of the involuntary termination of their employment and in certain change of control situations. Those agreements expired in 2007 and therefore no severance is payable to either executive. Prior to their expiration in 2007, Messrs. Williams and Perito were entitled to the payment of all salary, benefits, bonuses, and other compensation that would be due under their agreement through the end of its term in the event the agreement was terminated without cause or for “Good Reason”, as defined in the agreement. In the event of death or disability, Messrs. Williams and Perito also were entitled to all salary and benefits, but not bonuses through the term of the agreements. The Company is a party to an employment agreement with Mr. Dean that was modified in 2003, so that no severance is payable to him upon termination of his employment.

These executive employment agreements were either not renewed or were modified to eliminate any severance payments when the contracts were continued on a month-to-month basis. The Company did not seek to renew certain terms in its prior agreements since the Company chose to limit the compensation of its executive officers to base salary and benefits only, in light of operating losses that it had been experiencing. While the Company has not entered into new employment agreements with its executive officers, it believes that such written agreements, which would include provisions for severance benefits, are in the best interest of the Company in attracting and retaining qualified executive officers. Accordingly, in the future the Company will look for opportunities to enter into new executive employment agreements at an appropriate time.

Under the terms of Mr. Pokusa’s employment agreement with the Company, at the conclusion of the initial three-year term, the agreement continued in place, but on a month-to-month basis. Pursuant to the terms of his employment agreement, Mr. Pokusa is entitled to severance payments equal to six months salary in the event of his termination without cause. Those payments would be due on a monthly basis. The Company has not modified Mr. Pokusa’s employment agreement to eliminate severance because the agreement has continued under its original terms, although on a month-to-month basis.

Mr. Miller’s employment with the Company as Chief Financial Officer was terminated effective November 9, 2007. Pursuant to Mr. Miller’s employment agreement with the Company, he was entitled to a severance payment equal to six months salary on the termination of his employment without cause. The Company entered into a separation agreement with Mr. Miller, dated October 10, 2007, regarding the terms of his termination of employment pursuant to which he is entitled to salary continuation payments for six months following his termination of employment, equal to a total of $112,500, representing the severance he was entitled to under his employment agreement. In addition, Mr. Miller agreed to provide limited consulting services to the Company for three years, if requested, and the Company agreed to extend the option exercise period for Mr. Miller’s vested options through the lesser of the remaining term of the original option grant or three years following his date of termination. Generally the Company’s stock option agreements provide that upon resignation the grantee would have a three-month period within which to exercise any options.

Under the employment agreements with Messrs. Dean, Dodd and Pokusa, these executive officers are subject to noncompetition covenants following the termination of employment as well as covenants relating to the treatment of confidential information disclosed to them during their employment with the Company. The noncompetition covenants prohibit the executive officers from owning a Company or accepting employment with an entity that competes in the same field as the Company or soliciting business of the same or similar type being carried on by the Company for a period of one year following termination of employment. Mr. Miller was subject to similar covenants in his employment agreement and confirmed the applicability of the noncompetition and confidentiality covenants in the separation agreement entered into with the Company on October 10, 2007.

Change of Control Arrangements

Under the employment agreement with Mr. Dean, the Company’s Vice President of Sales and Marketing, in the event of the sale of Star Tobacco, Inc., the Company’s wholly owned subsidiary (“Star Tobacco”), he could terminate the employment agreement for good reason, if he does not accept the position of President and Chief Operating Officer of Star Tobacco. Given the fact that Mr. Dean’s employment agreement is continuing on a month-to month basis, this provision would not provide any additional benefit to him at this time because he would only be entitled to severance equal to his salary for the remainder of the term of the agreement upon such a termination of employment. None of the other named executive officers are entitled to any payments upon a change of control of the Company or severance for any termination of employment in connection with a change of control of the Company. Previously, the Company provided change of control provisions in certain employment agreement on a case-by-case basis, as necessary to assist the Company in attracting and retaining highly qualified executive officers. In the future the Company will consider such provisions to the extent they are deemed necessary to attract new executives or to retain existing executive officers.

The Company seeks to compensate its executive officers in a manner that is tax effective for the Company. As appropriate, the Company structures its compensation arrangements, to the extent applicable, to comply with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended.

Compensation Committee Report

The Compensation Committee held 4 meetings during fiscal year ended December 31, 2007. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.

Christopher C. Chapman, M.D. (Chairman)

Leo S. Tonkin, Esquire

Neil L. Chayet

Compensation of Executive Officers

The following table summarizes the compensation paid to the Named Executives employed by the Company during 2006 and 2007, for services rendered in all capacities to the Company and its subsidiaries.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Options (#)(3)	All Other Compensation ($)		Total ($)
Jonnie R. Williams	2006	1,000,000	—	—	92,346		1,092,346
Chief Executive Officer	2007	1,000,000	—	—	114,246	(4)	1,114,246

Park A. Dodd, III	2006	—	—	—	—		—
Chief Financial Officer	2007	160,000	—	112,500	40,200	(5)	312,700

Paul L. Perito	2006	1,000,000	—	—	86,672		1,086,672
Chairman, President and Chief Operating Officer	2007	1,000,000	—	—	90,763	(6)	1,090,763

David M. Dean	2006	295,054	1,500	—	4,881		301,435
Vice President of Sales and Marketing	2007	295,054	1,500	—	21,612	(7)	318,166

Sheldon L. Bogaz	2006	155,000	1,500	—	10,539		167,039
Vice President, Star Tobacco	2007	150,000	1,500	—	10,414	(8)	161,914

Robert E. Pokusa	2006	385,000	1,500	—	16,325		402,825
General Counsel	2007	385,000	1,500	—	16,248	(9)	402,748

Christopher G. Miller(1)	2006	225,000	—	—	12,279		237,279
Former Chief Financial Officer	2007	203,365	—	—	39,338	(10)	242,703

(1)	Mr. Miller served as CFO until October 10, 2007. His employment with the Company was terminated effective November 9, 2007.
(2)	Represents Company’ yearly Holiday bonus paid to all employees, except the CEO, CFO and COO.
(3)	Amounts represent the Company’s compensation cost recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (FAS 123R), but disregarding forfeitures related to service based vesting conditions. For the assumptions used in calculating the value of this award, see Note 8 to our consolidated financial statements included in this Report.
(4)	Represents $76,906 in automobile expenses and $37,340 in insurance premiums.
(5)	Includes additional payments to Tatum, LLC of $300 per day to cover Mr. Dodd’s benefits and costs.
(6)	Represents $29,868 in automobile expenses and $60,895 in insurance premiums.
(7)	Represents $21,612 in automobile expenses.
(8)	Represents $3,664 automobile expenses and $6,750 in matching contributions by the Company under the 401(k) Plan.
(9)	Represents $4,698 insurance premiums and $11,550 of matching contributions by the Company under the 401(k) Plan.
(10)	Represents $6,084 in insurance premiums, $8,336 in automobile expenses and $24,968 in severance payments.

Grants of Plan Based Awards During 2007

The equity incentive plan award described in the following table was granted under the Company’s 2000 Equity Incentive Plan in 2007.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price Of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards ($)
Jonnie R. Williams	—	—	—	—
Park A. Dodd, III	10-10-07	250,000	$1.19	234,375
Paul L. Perito	—	—	—	—
David M. Dean	—	—	—	—
Sheldon L. Bogaz	—	—	—	—
Robert E. Pokusa	—	—	—	—
Christopher G. Miller	—	—	—	—

(1)	Represents stock options granted under the 2000 Equity Incentive Plan. All stock options were granted with exercise prices equal to the closing price of a share of Common Stock on the day prior to the date of the grant, vest over two years, and expire ten years following the date of grant.

Outstanding Equity Awards at Fiscal Year

The following table provides information regarding the stock options held by the Named Executive Officers as of December 31, 2007, including the unexercised and unvested stock option awards. Named Executive Officers did not hold any stock awards as of December 31, 2007. All stock options were fully vested as of December 31, 2007, except for Mr. Dodd’s, in which 160,000 will vest equally in 2008 and 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jonnie R. Williams	—	—	—	—
Park A. Dodd, III	90,000	160,000	$1.19	10/10/17
Paul L. Perito	1,000,000	—	$1.69	7/1/09
David M. Dean	350,000	—	$4.00	10/6/10
Sheldon L. Bogaz	250,000	—	$4.00	10/5/10
Christopher G. Miller	250,000	—	$1.81	3/15/11
	50,000	—	$4.01	10/5/10
Robert E. Pokusa	50,000	—	$1.47	3/30/11
	200,000	—	$1.12	5/31/12

Option Exercises and Stock Vested

None of our Named Executives exercised any stock options during the year ended December 31, 2007. As a result, we have not included a table setting forth such exercises.

Potential Payments Upon Termination or Change of Control

Except for Mr. Pokusa, none of the Named Executives are entitled to severance upon a termination of employment or any severance or benefits in connection with a change of control of the Company or any of its affiliates. The employment agreements and change of control arrangements for the Named Executives are described above under the section titled “Employment and Severance Arrangements” and “Change of Control Arrangements”. The following chart sets forth the severance and benefits Mr. Pokusa would be entitled to receive upon certain terminations of employment, assuming the relevant event occurred on December 31, 2007.

Name	Description of Severance	Termination without Cause
Robert E. Pokusa	Salary Continuation	$192,500

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

Each Independent Director also receives a payment of $4,500 for his participation in each meeting of the Board of Directors and any committee meeting attended personally and $3,500 for his participation in each meeting of the Board of Directors and any committee meeting attended telephonically, subject to a cap of $6,000 for multiple in-person or telephonic meetings on the same day. Additionally, the Chairman of the Audit Committee is to receive a separate fee of $20,000 per year for services in that capacity, although all or portions of the fee has been waived in the past.

The following table sets forth, for the Company’s Independent Directors, certain information regarding fees earned and equity awards granted during the year ended December 31, 2007.

Name and Principal Position	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Christopher C. Chapman, MD	119,500	38,715	158,215
Neil L. Chayet	19,000	9,279	28,279
Marc D. Oken	66,500	45,520	112,020
Leo S. Tonkin, Esquire	91,500	37,610	129,110
David C. Vorhoff	40,000	35,495	75,495
Alan Weichselbaum	23,500	9,279	32,779

(1)	This column represents the amount of compensation earned by each Independent Director during 2007.
(2)	Amounts represent the Company’s compensation cost recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with the provisions of FAS 123R, but disregarding forfeitures related to service based vesting. For the assumptions used in calculating the value of this award, see Note 10 to our consolidated financial statements included in this Report. The amounts set forth in this column reflect the Company’s accounting expense for these awards and do not correspond to the actual value that may be realized by the Independent Director receiving the award.

(3)	The following represents the number of option granted to each Independent Director in 2007 and the total number of options held as of December 31, 2007.

Name	Options Granted 2007	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Total Options
Christopher C. Chapman, M.D.	50,000	50,000	—	1.01	9/22/17	150,000
Neil L. Chayet	50,000	—	50,000	1.00	9/7/17	76,200
Marc D. Oken	50,000	50,000	—	1.19	10/11/17	150,000
Leo S. Tonkin	50,000	50,000	—	0.99	11/20/17	425,000
David C. Vorhoff	—	—	—	—	—	100,000
Alan Weichselbaum	50,000	—	50,000	1.00	9/7/17	50,000

Compensation Committee Interlocks and Insider Participation

In 2007, there were no interlocking relationships existing between the Company’s Board of Directors and Compensation committee of any other company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2007 certain information with respect to the beneficial ownership of the Company’s common stock by each beneficial owner of more than 5% of the Company’s voting securities, each director and each Named Executive Officer, and all directors and executive officers of the Company as a group, except as qualified by the information set forth in the notes to this table. As of December 31, 2007, there were 81,487,715 shares of the Company’s common stock outstanding.

Name	Shares Beneficially Owned(1)	Percentage Owned(2)
Jonnie R. Williams(3)	16,609,119	20.4%
Kathleen M. O’Donnell as Trustee for Irrevocable Trust #1 FBO(4) Francis E. O’Donnell, Jr., M.D. and the Francis E. O’Donnell, Jr. Descendants’ Trust 709 The Hamptons Chesterfield, MO 63017	7,618,362	9.3%
Tradewinds Investment Management LP	6,453,334	7.9%
Joseph L. Schwarz(5)	6,111,632	7.5%
Paul L. Perito(6) 7475 Wisconsin Ave, Suite 850 Bethesda, MD 20814	2,780,000	3.4%
David M. Dean(7)	602,842	*
Leo S. Tonkin(8)	425,000	*
Robert E. Pokusa(9) 7475 Wisconsin Ave, Suite 850 Bethesda, MD 20814	289,199	*
Sheldon L. Bogaz(10)	281,957	*
Marc D. Oken(11)	270,000	*
Christopher C. Chapman, Jr., M.D.(12)	150,000	*
Park A. Dodd(13)	90,000	*
Neil Chayet(14)	26,200	*
Alan Weichselbaum	—	—
All Directors, Executive Officers and Officers (11 Persons)	21,574,317	26.5%

*	Denotes less than 1% beneficial ownership.
(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them. Unless otherwise noted, the address for each of the above persons is c/o Star Scientific, Inc., 16 South Market Street, Petersburg, Virginia 23803.
(2)	The “Percentage Owned” calculations are based on the outstanding shares of common stock as of December 31, 2007.
(3)	Includes 15,509,119 shares held by Mr. Williams. Also includes 1,100,000 shares held by Regent Court of which Mr. Williams shares voting and investment power.
(4)

Includes 5,350,000 shares owned by a trust for the benefit of Francis E. O’Donnell, Jr., M.D., over which Kathleen O’Donnell, as trustee, has sole voting and investment power, and 2,268,362 shares owned by a trust for the benefit of Dr. O’Donnell’s children over which Mrs. O’Donnell, as trustee, has sole voting and investment power. Excludes 400,000 shares owned by Hopkins Capital Group II, LLC, 200,000 shares owned by Hopkins Capital Group III, LLC, and 200,000 shares owned by Hopkins Capital Group IV, LLC, each of which is a wholly owned affiliate of Irrevocable Trust #1.

(5)	Includes 1,180,000 shares and 1,250,000 shares issuable upon exercise of warrants held by Mr. Schwarz. Also includes 1,981,632 shares and 1,700,000 shares issuable upon exercise of warrants held by Pershing LLC. Pershing LLC acquired the shares and the warrants on behalf of Joseph L. Schwarz Roth IRA and disclaims beneficial ownership of the securities.
(6)	Includes 1,731,000 shares held by Mr. Perito, 1,000,000 shares which Mr. Perito has the right to acquire upon exercise of stock options, and an aggregate of 49,000 shares held by his children or in trust for the benefit of his children, of which Mr. Perito disclaims beneficial ownership.
(7)	Includes 251,742 shares held by Mr. Dean, 350,000 shares that Mr. Dean has the right to acquire upon exercise of stock options, and 1,100 shares owned by Mr. Dean’s spouse.
(8)	Includes 425,000 shares that Mr. Tonkin has the right to acquire upon exercise of stock options.
(9)	Includes 39,199 shares held by Mr. Pokusa and 250,000 shares that Mr. Pokusa has the right to acquire upon exercise of stock options.
(10)	Includes 31,957 shares held by Mr. Bogaz and 250,000 shares that Mr. Bogaz has the right to acquire upon exercise of stock options.
(11)	Includes 120,000 shares held by Mr. Oken and 150,000 shares that Mr. Oken has the right to acquire upon exercise of stock options.
(12)	Includes 150,000 shares that Mr. Chapman has the right to acquire upon exercise of stock option.
(13)	Includes 90,000 shares that Mr. Dodd has the right to acquire upon exercise of stock options.
(14)	Includes 26,200 shares which Mr. Chayet has the right to acquire upon exercise of stock options.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2007, with respect to our equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Rights	Weighted- Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	5,513,200	$2.60	1,843,500
Equity Compensation Plans Not Approved by Shareholders(1)	145,000	$1.00	—

Total	5,658,200	$2.56	1,843,500

(1)	Non-qualified options to purchase shares of common stock at an exercise price of $1.00 granted to a consultant on June 1, 2000 pursuant to an individual option agreement. These options fully vested on the date of grant and expire on March 1, 2009, if unexercised. The Company has also granted warrants to purchase shares of common stock of the Company to two consultants. Specifically, on December 20, 2000, the Company issued 210,526 warrants to purchase shares of common stock at an exercise price of $2.375 to a consultant. These warrants fully vested on the date of issuance and expire ten years thereafter, or earlier, two years after the holder’s consulting agreement with the Company is terminated. The Company also issued 200,000 warrants to purchase shares of our common stock at an exercise price of $2.02 on March 20, 2002 to another consultant. These warrants fully vested on or prior to July 1, 2002 and will expire on the ten-year anniversary of the date of grant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

The Company has entered into a license agreement (the “License Agreement”) as the licensee with Regent Court Technologies, LLC, of which Jonnie R. Williams, the Company’s Chief Executive Officer, and Francis E. O’Donnell, Jr., M.D., the beneficiary of the O’Donnell Trust, the Company’s second largest shareholder (after Mr. Williams), are the owners. The License Agreement provides, among other things, for the grant of an exclusive, world-wide, irrevocable license to the Company, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor’s patent rights and know-how relating to the processes for curing tobacco so as to significantly prevent the formation of certain toxic carcinogens present in tobacco and tobacco smoke, namely the tobacco specific nitrosamines (TSNAs), and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereinafter developed. The Company is obligated to pay to Regent Court a royalty of 2% on all net sales of products by it and any affiliated sublicensees, and 6% on all fees and royalties received by it from unaffiliated sublicensees, less any related research and development costs incurred by the Company. The License Agreement expires with the expiration of the last of any applicable patents. Twelve United States patents have been issued, and additional patent applications are pending. To date, the Company has paid no royalties under the License Agreement. The License Agreement may be terminated by the Company upon 30 days written notice or by Regent Court if there is a default in paying royalties or a material breach by the Company or the purchase of Star Scientific’s stock or assets.

Mr. Williams and Dr. O’Donnell have in the past jointly owned an airplane and currently are the principals in a company, Starwood Industries, LLC (“Starwood”) that acquired an airplane in 2002. The Company has utilized the airplane for business travel throughout the United States and Mexico for travel to client, vendor and scientific or technical consultant locations that are not near or easily accessible to airports with regularly scheduled or frequent commercial airline services. In late 2002, the Company entered into an agreement with Starwood under which it agreed to pay $2,100 per hour for use of the aircraft up to a maximum amount in any month equal to Starwood’s total monthly payment for the aircraft. The agreement with Starwood Industries was amended in December 2005 to increase the hourly rate for use of the aircraft to $3,150 to take into account increases in costs and rental rates since 2002. Prior to this arrangement with Starwood in 2002 the Company made direct payments for expenses incurred to various arms-length vendors with respect to utilization of the airplane. Payments made by the Company to Starwood (or Messrs. Williams and O’Donnell as predecessors-in-interest to the airplane) with respect to aircraft expenses were $1,294,650 in 2007, $554,184 in 2006, $412,060 in 2005, $501,008 in 2004, and $820,307 in 2003 and were billed at cost.

Additionally, on March 14, 2008, Mr. William executed a letter agreement under which he committed to make available to the Company up to $2.0 million. The agreement runs through March 31, 2009, or until the Company receives an additional $2.0 million in capital through an equity investment.

Procedures for Approval of Related Party Transactions

Pursuant to the charter of our Audit Committee, all transactions between us and any of our directors, executive officers or related parties are subject to the review by our Audit Committee.

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

The Board of Directors, in applying the above-referenced standards, has affirmatively determined that our current “independent” directors are: Christopher C. Chapman, Jr., M.D., Neil L. Chayet, Marc D. Oken, Leo S. Tonkin and Alan Weichselbaum. As part of the Board of Director’s process in making such determination, each such director has provided responses to questionnaires confirming that (a) all of the above-cited objective criteria for independence are satisfied and (b) he has no other “material relationship” with us that could interfere with his ability to exercise independent judgment.

In addition to the transactions, relationships and arrangements described under the heading “—Transactions with Related Persons,” in determining that the directors above are “independent,” the Board of Directors considered the relationship described below:

In April, May and June of 2007, the Company paid Dr. Chapman a series of additional director fees, which collectively totaled $26,000. The Board of Directors has determined that this series of events has not affected Dr. Chapman’s independence with respect to his service on the Board or any committee thereof and that Dr. Chapman currently qualifies as an “independent” director under the Nasdaq Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the following audit services, provided by Aidman, Piser & Company, P.A. in 2007. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year. Pursuant to these procedures, the Audit Committee approved the following audit services provided by Aidman, Piser & Company, P.A. The Audit Committee has pre-approved audit and tax fees for 2008.

The following is a summary of the fees that the Company incurred to Aidman, Piser & Company, P.A. related to the following 2007 and 2006 services:

Audit Fees:

Aidman, Piser billed the Company $381,433 for professional services for the audits of the Company’s annual consolidated financial statements and the effectiveness of internal control over financial reporting for the year ended December 31, 2007, the reviews of the interim financial statements included in the Company’s Forms 10-Q filed during the fiscal year ended December 31, 2007, and other required Securities Act filings.

Aidman, Piser billed the Company $415,500 for professional services for the audits of the Company’s annual consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting for the year ended December 31, 2006, the reviews of the interim financial statements included in the Company’s Forms 10-Q filed during the fiscal year ended December 31, 2006, and other required Securities Act filings.

Tax Fees:

Aidman Piser billed the Company $35,000 for services related to tax compliance (federal and state tax reporting and tax planning) in 2007.

Aidman Piser billed the Company $61,351 for services related to tax compliance (federal and state tax reporting and tax planning) in 2006.

All Other Fees:

None.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report.

1.	Consolidated Financial Statements

2.	Financial Statements Schedules

None.

(b)	Exhibits.

An index to exhibits has been filed as part of this Report beginning on page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

By:	/s/ JONNIE R. WILLIAMS
Jonnie R. Williams Chief Executive Officer

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONNIE R. WILLIAMS Jonnie R. Williams	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/S/ PAUL L. PERITO Paul L. Perito	Chairman of the Board, President and Chief Operating Officer	March 17, 2008

/S/ PARK A. DODD III Park A. Dodd III	Chief Financial Officer (Principal Accounting Officer)	March 17, 2008

/S/ CHRISTOPHER C. CHAPMAN Christopher C. Chapman	Director	March 17, 2008

/S/ NEIL L. CHAYET Neil L. Chayet	Director	March 17, 2008

/S/ MARC D. OKEN Marc D. Oken	Director	March 17, 2008

/S/ ALAN WEICHSELBAUM Alan Weichselbaum	Director	March 17, 2008

/S/ LEO S. TONKIN Leo S. Tonkin	Director	March 17, 2008

INDEX TO EXHIBITS

Item	Description
2.1	Asset Purchase Agreement between Star Scientific, Inc., a Delaware corporation and Eyetech, LLC, a Minnesota limited liability company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998(1)

3.1	Fourth Amended and Restated Certificate of Incorporation of Star Scientific, Inc.(2)

3.2	Amended and Restated Bylaws of Star Scientific, Inc.(3)

10.1	Stock Exchange Agreement between Eye Technology, Inc. and the stockholders of Star Tobacco & Pharmaceuticals, Inc., dated February 6, 1998(4)

10.2	License Agreement between Star Tobacco & Pharmaceuticals, Inc., as Licensee and Regent Court Technologies, Jonnie R. Williams, and Francis E. O’Donnell, Jr., M.D., as Licensor, dated January 5, 1998(5)

10.3	Amendment No. 1 to License Agreement between Regent Court Technologies, Jonnie R. Williams, Francis E. O’Donnell, J.R., M.D. and Star Tobacco & Pharmaceuticals, Inc., dated August 3, 1998(6)

10.4	1998 Stock Option Plan, as amended(7)

10.5	2000 Equity Incentive Plan, as amended(8)

10.6	Promissory Note dated April 27, 1999 of Paul L. Perito(18)

10.7	Qualified Stock Option Agreement dated as of April 27, 1999 between Star Scientific, Inc. and Paul L. Perito(9)

10.8	Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(7)

10.9	Loan Agreement between the Company and Brown & Williamson Tobacco Corporation, dated October 12, 1999(7)

10.10	Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated December 16, 1999(7)

10.11	Supply Agreement between Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated October 12, 1999(7)

10.12	Lease and Purchase Option Contract between Star Scientific, Inc. and the Industrial Development Authority of the Town of Chase City, Virginia, dated March 10, 2000(7)

10.13	Form of Director Indemnification Agreement(7)

10.14	Form of Officer Indemnification Agreement(7)

10.15	Executive Employment Agreement between Star Scientific, Inc. and David Dean, dated October 6, 2000(10)

10.16	Restated Loan Agreement between Star Scientific, Inc., Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.17	Restated Security Agreement between the Company and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.18	Security Agreement between Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.19	Guaranty Agreement between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

Item	Description
10.20	Guarantee Agreement between Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(11)

10.21	Executive Employment Agreement dated as of September 15, 2000 between Star Scientific, Inc. and Christopher G. Miller(11)

10.22	Amended and Restated Executive Employment Agreement dated as of March 15, 2001 between Star Scientific, Inc. and Christopher G. Miller(10)

10.23	Executive Employment Agreement dated as of March 30, 2001 between Star Scientific, Inc. and Robert E. Pokusa(10)

10.24	Restated Master Agreement, dated April 25, 2001, by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.25	First Amendment to Restated Loan Agreement dated April 25, 2001, among Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation(12)

10.26	Trademark License and Royalty Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.27	Hard Tobacco Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.28	Other Low TSNA Tobacco Royalty Agreement, dated April 25, 2001 by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.29	First Amendment to Regent/B&W License Agreement, dated April 25, 2001, by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.30	Chase City License and Services Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(12)

10.31	Exclusive License Agreement dated as of March 16, 2001 by and among Regent Court Technologies and Star Scientific, Inc.(13)

10.32	Sublicense Agreement dated as of March 16, 2001 by and among Star Scientific, Inc. and Star Tobacco & Pharmaceuticals, Inc.(13)

10.33	Consent to Assignment dated March 16, 2001 by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Tobacco & Pharmaceuticals, Inc., and Star Scientific, Inc.(13)

10.34	Amendment No. 1 dated April 5, 2001 to Exclusive License Agreement by and among Regent Court Technologies and Star Scientific, Inc.(13)

10.35	Promissory Note dated August 20, 2001 of Christopher G. Miller(13)

10.36	Promissory Note dated August 20, 2001 of Robert E. Pokusa(13)

10.37	Promissory Note dated August 20, 2001 of Sheldon L. Bogaz(13)

10.38	Promissory Note dated August 20, 2001 of David M. Dean(13)

10.39	Lease Agreement dated as of February 26, 2002 between General Electric Capital Corporation and Star Scientific, Inc.(14)

10.40	Contract with Lease and Option to Purchase by and among The Industrial Development Authority of Mecklenburg County, Virginia, The Industrial Development Authority of the Town of Chase City, Virginia, and Star Scientific, Inc., dated April 10, 2002(15)

Item	Description
10.41	Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of June 14, 2002(16)

10.42	Allonge, dated as of June 14, 2002, by and between Star Scientific, Inc. and Paul L. Perito, Esq.(16)

10.43	First Modification Agreement to Amended and Restated Employment Agreement for Paul L. Perito, Esq. dated as of November 1, 2002(16)

10.44	Letter Agreement between Star Scientific, Inc. and Brown and Williamson Tobacco Corporation, dated October 3, 2003(17)

10.45	Convertible Debenture, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities, Corp. Debenture was amended and then converted(17)

10.46	Warrant, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities, Corp.(17)

10.47	Securities Purchase Agreement, dated March 25, 2004, between Star Scientific, Inc. and Manchester Securities Corp.(17)

10.48	Registration Rights Agreement, dated March 25, 2004, between Star Scientific, Inc. and Manchester Securities Corp.(17)

10.49	Form of Reedland Warrant, dated as of March 25, 2004, issued by Star Scientific, Inc.(17)

10.50	Guaranty Agreement, dated March 25, 2004, issued by Star Tobacco, Inc.(17)

10.51	Securities Purchase Agreement, dated April 15, 2004 by and among Star Scientific, Inc., Elliott International, LP and Elliott Associates, LP(18)

10.52	Registration Rights Agreement, dated April 15, 2004 between Star Scientific, Inc., Elliott International, LP and Elliott Associates, LP(18)

10.53	Securities Purchase Agreement, dated April 15, 2004 between Star Scientific, Inc. and Portside Growth and Opportunity Fund(18)

10.54	Registration Rights Agreement, dated April 15, 2004 between Star Scientific, Inc. and Portside Growth and Opportunity Fund(18)

10.55	Second Restated Non-Circumvention and Finder’s Fee Agreement, dated April 15, 2004 between Star Scientific, Inc. and Reedland Capital Partners(18)

10.56	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Elliott International, LP(19)

10.57	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Elliott International LP(19)

10.58	Security Purchase and Registration Rights Agreement, dated February 25, 2005, between Star Scientific, Inc. and Elliott Associates, LP(19)

10.59	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Elliott Associates, LP(19)

10.60	Security Purchase and Registration Rights Agreement, dated February 25, 2005, between Star Scientific, Inc. and Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA(19)

10.61	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA(19)

10.62	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Iroquois Capital, LP(19)

10.63	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Iroquois Capital, LP(19)

Item	Description
10.64	Security Purchase and Registration Rights Agreement, dated February 25, 2005 between Star Scientific, Inc. and Fulcrum Global Partners LLC(20)

10.65	Warrant dated February 25, 2005, issued by Star Scientific, Inc. to Fulcrum Global Partners LLC(20)

10.66	Securities Purchase and Registration Rights Agreement, dated September 15, 2001, by and between Star Scientific, Inc. and Iroquois Capital(21)

10.67	Warrant, dated September 15, 2005, issued by Star Scientific, Inc. to Iroquois Capital(21)

10.68	Security Purchase and Registration Rights Agreement, dated September 15, 2005, between Star Scientific, Inc. and Elliott International, L.P.(21)

10.69	Warrant, dated September 15, 2005, issued by Star Scientific, Inc. to Elliott International, L.P.(21)

10.70	Security Purchase and Registration Rights Agreement, dated September 15, 2005, between Star Scientific, Inc. and Elliott Associates, L.P.(21)

10.71	Warrant, dated September 15, 2005, issued by Star Scientific, Inc. to Elliott Associates, L.P.(21)

10.72	Executive Employment Agreement with Jonnie R. Williams(22)

10.73	Second Amended and Restated Employment Agreement with Paul L. Perito(22)

10.74	Securities Purchase and Registration Rights Agreement, dated as of March 3, 2006, between the Company and Joseph L. Schwarz(23)

10.75	Common Stock Purchase Warrant, dated as of March 3, 2006, between the Company and Joseph L. Schwarz(23)

10.76	Promissory Note, dated as of March 3, 2006, between the Company and Joseph L. Schwarz(23)

10.77	Pledge Agreement, dated as of March 3, 2006, between the Company and Joseph L. Schwarz(23)

10.78	Securities Purchase and Registration Rights Agreement, dated July 14, 2006, by and between Star Scientific, Inc. and Iroquois Capital(24)

10.79	Warrant dated July 14, 2006, issued by Star Scientific, Inc. to Iroquois Capital(24)

10.80	Securities Purchase and Registration Rights Agreement, dated July 14, 2006, by and between Star Scientific, Inc. and Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA(24)

10.81	Warrant dated July 14, 2006, issued by Star Scientific, Inc. to Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA(24)

10.82	Amendment No. 1 to the Securities Purchase and Registration Rights Agreement, dated June 15, 2006, by and between Star Scientific, Inc. and Elliott Associates, L.P.(25)

10.83	Warrant dated June 15, 2006, issued by Star Scientific, Inc. to Elliott Associates, L.P.(25)

10.84	Amendment No. 1 to the Securities Purchase and Registration Rights Agreement, dated June 15, 2006, by and between Star Scientific, Inc. and Elliott International, L.P.(25)

10.85	Warrant dated June 15, 2006, issued by Star Scientific, Inc. to Elliott International, L.P.(25)

10.86	Amendment No. 1 to the Securities Purchase and Registration Rights Agreement, dated June 15, 2006, by and between Star Scientific, Inc. and Iroquois Capital(25)

10.87	Warrant dated June 15, 2006, issued by Star Scientific, Inc. to Iroquois Capital(25)

10.88	Amendment No. 3 to the Securities Purchase and Registration Rights Agreement, dated June 15, 2006, by and between Star Scientific, Inc. and Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA(25)

Item	Description
10.89	Warrant dated June 15, 2006, issued by Star Scientific, Inc. to Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA(25)

10.90	Amendment to Employment Agreement with Jonnie R. Williams(26)

10.91	Amendment to Second Amended Employment Agreement with Paul L. Perito(26)

10.92	Escrow Releases Purchase Agreement dated March 14, 2007 by and among QVT Associates LP, Whitebox Hedged High Yield Partners, LP, Star Scientific, Inc. and Star Tobacco, Inc.(27)

10.93	Second Amendment to Second Amended Employment Agreement with Paul L. Perito(28)

10.94	License Agreement, dated May 10, 2007 between Star Tobacco, Inc., Star Scientific, Inc. and Tantus Tobacco, LLC (29)

10.95	Securities Purchase and Registration Rights Agreement, dated June 29, 2007, by and between Star Scientific, Inc. and Joseph L. Schwarz(30)

10.96	Warrant dated June 29, 2007, issued by Star Scientific, Inc. to Pershing LLC, FBO Joseph L. Schwarz Roth IRA(30)

10.97	Warrant dated June 29, 2007 issued by Star Scientific, Inc. to Joseph L. Schwarz(30)

10.98	Securities Purchase and Registration Rights Agreement, dated June 29, 2007 by and between Star Scientific, Inc. and Joseph Rice, Esquire(30)

10.99	Warrant dated June 29, 2007 issued by Star Scientific, Inc. to Joseph Rice, Esq.(30)

10.100	Agreement dated October 10, 2007 by and between Christopher G. Miller and Star Scientific, Inc.(31)

10.101	Agreement dated October 10, 2007 by and between Park A. Dodd, III and Star Scientific, Inc.(31)

10.102	Agreement dated February 26, 2008 by and between Curtis Wright, MD, MPH and Star Scientific, Inc.

10.103	Securities Purchase and Registration Rights Agreement, dated March 13, 2008, by and between Star Scientific, Inc. and the Investors party thereto.

10.104	Securities Purchase and Registration Rights Agreement, dated March 14, 2008, by and between Star Scientific, Inc. and the Investors party thereto.

14.1	Corporate Code of Business Conduct and Ethics, dated March 2004(17)

21.1	Subsidiaries of the Company

23.1	Consent of Aidman, Piser & Company, P.A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Current Report on Form 8-K filed on March 3, 1999
(2)	Incorporated by reference to Current Report on Form 8-K filed on December 18, 2007
(3)	Incorporated by reference to Current Report on Form 8-K filed on December 21, 2006
(4)	Incorporated by reference to Current Report on Form 8-K filed on February 19, 1998
(5)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998
(6)	Incorporated by reference to Current Report on Form 8-K filed on September 14, 1998

(7)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1999
(8)	Incorporated by reference to Definitive Proxy Statement on Schedule 14A filed on November 4, 2004
(9)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999
(10)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000
(11)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
(12)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
(13)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(14)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(15)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(16)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003
(18)	Incorporated by reference to Current Report on Form 8-K filed on April 16, 2004
(19)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004
(20)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004, and filed on November 30, 2005 under cover to Current Report on Form 8-K as Exhibits 99.1 and 99.2, respectively
(21)	Incorporated by reference to Current Report on Form 8-K filed on September 21, 2005
(22)	Incorporated by reference to Current Report on Form 8-K filed on December 30, 2005
(23)	Incorporated by reference to Current Report on Form 8-K filed on March 7, 2006
(24)	Incorporated by reference to Current Report on Form 8-K filed on July 18, 2006
(25)	Incorporated by reference to Current Report on Form 10-Q for quarter ended September 30, 2006
(26)	Incorporated by reference to Current Report on Form 8-K filed on December 21, 2006
(27)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006
(28)	Incorporated by reference to Current Report on Form 8-K filed on March 28, 2007
(29)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007
(30)	Incorporated by reference to Current Report on Form 8-K filed on July 6, 2007
(31)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007
(32)	Incorporated by reference to Current Report on Form 8-K filed on December 18, 2007

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Star Scientific, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Star Scientific, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A—Controls and Procedures in the Company’s 2007 Annual Report on Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified and included in Management’s Annual Report on Internal Control over Financial Reporting a material weakness related to reconciliations. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements referred to above.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Intergrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Scientific, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10, the Company changed its method of accounting for uncertain tax positions in 2007 as the result of the adoption of Financial Accounting Standards Board Interpretation No. 48.

/s/ Aidman, Piser & Company, P.A.

Tampa, Florida

March 17, 2008

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$8,881,341	$4,297,467
Accounts receivable, Trade, net of allowance for doubtful accounts of $46,731 (2007) and $48,277 (2006)	104,641	112,120
Receivable from sale of licensing rights	1,078,477	—
Inventories	420,435	271,828
Due from stockholders	—	50,698
Prepaid expenses and other current assets	606,189	485,370
Current assets of discontinued operations (Note 3)	—	5,982,649

Total current assets	11,091,083	11,200,132

Property and equipment, net	1,985,711	9,514,551
Idle equipment	299,700	526,500
Intangible assets, net of accumulated amortization	724,472	782,329
Other assets	—	526,607
Receivable from sale of licensing rights, less current maturities (Note 3)	721,361	—
MSA Escrow funds	4,271	38,329,233
Assets of discontinued operations (Note 3)	—	58,405

Total Assets	$14,826,598	$60,937,757

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$1,611,928	$4,459,135
Accounts payable, trade	887,444	579,739
Accrued expenses	929,011	522,025
Due to stockholders	50,000	50,000
Current liabilities of discontinued operations (Note 3)	—	1,443,179

Total current liabilities	3,478,383	7,054,078
Long-term debt, less current maturities	11,110,864	14,975,111
Liability for uncertain tax positions	2,225,000	—

Total liabilities	16,814,247	22,029,189

Commitments and contingencies (Notes 10 and 17)

Stockholders’ equity (deficit):
Common stockA	8,149	7,925
Preferred stockB	—	—
Additional paid-in capital	99,274,482	96,612,685
Accumulated deficit	(101,270,280)	(57,712,042)

Total stockholders’ equity (deficit)	(1,987,649)	38,908,568

Total liabilities and stockholders’ equity (deficit)	$14,826,598	$60,937,757

A	$.0001 par value, 135,000,000 shares authorized, 81,487,715 and 79,251,415 shares issued and outstanding 2007 and 2006, respectively.
B	Class A, convertible, $.01 par value, 4,000 shares authorized, no shares issued or outstanding; Series B, convertible; $.01 par value 15,000 shares authorized, no shares issued or outstanding.

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Net sales	$481,650	$390,959	$180,991
Less:
Cost of goods sold	2,066,630	1,790,933	2,949,077
Excise taxes on products	17,873	4,135	2,460
Department of Agriculture Tobacco Buyout Program Assessment	1,090	357	256

Gross margin loss	(1,603,943)	(1,404,466)	(2,770,802)

Operating expenses:
Marketing and distribution	2,834,794	145,887	65,212
General and administrative	12,571,112	10,630,586	12,478,794
Depreciation	66,018	1,437,776	1,107,557
Impairment loss on barns	—	—	2,538,840
Research and development	73,108	166,874	146,460

Total operating expenses	15,545,032	12,381,123	16,336,863

Operating loss from continuing operations	(17,148,975)	(13,785,589)	(19,107,665)

Other income (expense):
Interest income	850,552	1,940,642	1,438,709
Interest expense	(1,347,250)	(1,977,315)	(697,219)
Loss on retirement of assets	(50,689)	—	(25,273)
Loss on sale of MSA	(26,982,426)	—	—
Gain on sale of tobacco curing barns	3,554,969	—	—
Loss on conversion of debt to equity	—	—	(4,833,466)
Write-off of note and interest receivable, officer	—	—	(1,782,467)
Other	241,338	32,146	170,945

Total other expense	(23,733,506)	(4,527)	(5,728,771)

Loss from continuing operations before income taxes	(40,882,481)	(13,790,116)	(24,836,436)
Income tax	(125,000)	—	—

Net loss from continuing operations	(41,007,481)	(13,790,116)	(24,836,436)
Discontinued operations:
Gain on sale of licensing rights	2,354,300	—	—
Income (loss) from discontinued operations	(2,805,057)	1,504,741	(225,379)

Total discontinued operations	(450,757)	1,504,741	(225,379)

Net loss	$(41,458,238)	$(12,285,375)	$(25,061,815)

Loss per common share; basic and diluted:
Continuing operations	$(0.51)	$(0.18)	$(0.34)
Discontinued operations	$(0.01)	$0.02	$—

Total basic and diluted	$(0.52)	$(0.16)	$(0.34)

Weighted average shares outstanding—basic and diluted	80,394,897	77,836,073	73,096,461

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Notes Receivable, Officers	Total

	Shares	Amount
Balances, January 1, 2005	66,185,948	$6,618	$46,287,801	$(20,364,852)	$(2,600,000)	$23,329,567
Stock-based compensation	—	—	458,658	—	—	458,658
Stock option exercise	460,517	46	550,214	—	—	550,260
Issuance of common stock and warrant exercise	5,500,000	550	25,599,450	—	—	25,600,000
conversion of long term debt	3,179,810	318	13,536,893	—	—	13,537,211
Write-off of note receivable, officer	—	—	—	—	1,700,000	1,700,000
Note receivable, officers	—	—	—	—	900,000	900,000
Repurchase and retirement of stock from officers	(174,860)	(17)	(632,976)	—	—	(632,993)
Contribution of stockholder gain on common stock trade	—	—	2,400	—	—	2,400
Net loss	—	—	—	(25,061,815)	—	(25,061,815)

Balances, December 31, 2005	75,151,415	$7,515	$85,802,440	$(45,426,667)	$—	$40,383,288
Stock-based compensation	—	—	689,905	—	—	689,905
Stock option exercise	100,000	10	120,740	—	—	120,750
Issuance of common stock and warrant exercise	4,000,000	400	9,999,600	—	—	10,000,000
Net loss	—	—	—	(12,285,375)	—	(12,285,375)

Balances, December 31, 2006	79,251,415	$7,925	$96,612,685	$(57,712,042)	$—	$38,908,568
Stock-based compensation	—	—	380,908	—	—	380,908
Stock option exercise	36,300	4	81,109	—	—	81,113
Issuance of common stock and warrant exercise	2,200,000	220	2,199,780	—	—	2,200,000
Income tax adjustment resulting from change in accounting principle (Note 10)	—	—	—	(2,100,000)	—	(2,100,000)
Net loss	—	—	—	(41,458,238)	—	(41,458,238)

Balances, December 31, 2007	81,487,715	$8,149	$99,274,482	$101,270,280	$—	$(1,987,649)

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Operating activities:
Net loss	$(41,458,238)	$(12,285,375)	$(25,061,815)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	662,764	2,170,121	1,971,399
Loss on sale of MSA	26,982,426	—	—
Gain on sale of curing barns	(3,554,969)	—	—
Gain on sale of licensing rights	(2,354,300)	—	—
(Gain) loss on disposal of property and equipment	45,548	—	25,273
Liability for uncertain tax positions	125,000	—	—
Stock-based compensation expense	380,908	689,905	458,658
Loss on write-down of the tobacco curing barns	—	—	2,538,840
Write-off of note receivable and interest, officer	—	—	1,782,467
Provision for (recovery of) bad debts	(41,731)	(100,000)	50,000
Loss on conversion of debt to equity	—	—	4,833,466
Increase (decrease) in cash resulting from changes in:
Accounts receivable, trade	4,750,547	(2,268,443)	4,973,946
Inventories	972,859	1,101,755	(628,667)
Prepaid expenses and other current assets	(471,991)	(149,503)	(51,484)
Other assets	87,305	(19,397)	61,880
Accounts payable, trade	(109,345)	37,189	(2,097,468)
Federal excise taxes payable	(917,840)	291,643	(3,003,075)
Tobacco buyout program liability	—	—	560,847
Accrued expenses	(1,307)	(133,915)	(437,298)

Net cash flows from operating activities	(14,902,364)	(10,666,020)	(14,023,031)

Investing activities:
Purchases of property and equipment	(78,391)	(6,073)	(29,580)
Proceeds from sale of tobacco curing barns	11,614,100	—	—
Proceeds from sale of licensing rights	1,120,849	—	—
Purchase of intangible assets	(2,715)	(9,054)	(10,411)
Deposits (made) returned on property and equipment	(74,950)	—	156,841
Collection of notes receivable, officers	—	—	900,000

Net cash flows from investing activities	12,578,893	(15,127)	1,016,850

Financing activities:
Payments on long-term debt and capital leases	$(6,716,304)	$(5,543,147)	$(4,926,467)
Stockholder advances	—	(69,595)	113,380
Proceeds from sale of stock and warrant exercise	2,200,000	10,000,000	25,600,000
Proceeds from exercise of options	81,113	120,750	550,260
Proceeds from stockholder gain on common stock trade	—	—	2,400
Repurchase of common stock, officers	—	—	(632,993)

Net cash flows from financing activities	(4,435,191)	4,508,008	20,706,580

Deposits to MSA Escrow fund	(220,911)	(1,061,992)	(3,870,873)
Proceeds from sale of MSA escrow fund	11,563,447	—	—

Net cash flows from MSA activities	11,342,536	(1,061,992)	(3,870,873)

Change in cash and cash equivalents	4,583,874	(7,235,131)	3,829,526
Cash and cash equivalents, beginning of year	4,297,467	11,532,598	7,703,072

Cash and cash equivalents, end of year	$8,881,341	$4,297,467	$11,532,598

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,409,824	$1,859,177	$842,678

Income taxes	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Conversion of debt and accrued interest into 3,179,810 shares of common stock	$—	$—	$9,212,000

Equipment or vehicle acquired with debt or capital lease	$122,019	$—	$271,748

Acquisition of equipment with lease deposit	$500,000	$—	$—

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business and summary of significant accounting policies:

Nature of business:

Star Scientific, Inc. (“Star”) and its wholly owned subsidiaries, Star Tobacco, Inc. and Star Pharma, Inc. (“Star Tobacco” and “Star Pharma”, respectively, and together with Star, the “Company”) are technology-oriented tobacco companies with a mission to reduce toxins in tobacco leaf and tobacco smoke. The Company is engaged in:

•

the development, implementation and licensing of proprietary technology for the curing of tobacco so as to substantially prevent the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco-specific nitrosamines (“TSNAs”);

•

the manufacture, sales, marketing and development of very low-TSNA dissolvable smokeless tobacco products that carry enhanced warnings beyond those required by the Surgeon General, including ARIVA® compressed powdered tobacco cigalett® pieces and STONEWALL Hard Snuff®;

•

the licensing of trademarks for certain cigarette brands owned by the Company and, potentially, the sale of cigarette products in the future, although the Company intends to focus its activities on the sale of its low-TSNA dissolvable smokeless tobacco products, consistent with its previously announced corporate mission to transition from the sale of cigarettes to low-TSNA smokeless tobacco products; and

•

the planned development of pharmaceutical products, particularly products that have a botanical tobacco-based component, to treat tobacco dependence and a range of neurological conditions including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Star Scientific and its wholly owned subsidiaries, Star Tobacco and Star Pharma. All intercompany accounts and transactions have been eliminated.

Cash equivalents:

For purposes of the statements of cash flows, the Company classifies all highly liquid investments with an original maturity of three months or less as cash equivalents.

The Master Settlement Agreement (“MSA” or Master Settlement Agreement”) escrow fund:

Cash deposits restricted pursuant to the MSA have been reflected as a non-current asset in the Company’s consolidated financial statements. Amounts deposited into MSA escrow accounts are required to be held in escrow for 25 years. In March 2007, the Company entered into an agreement under which it received a payment of approximately $11.6 million in return for assigning to the purchasers the right, title and interest to interest paid on the Company’s escrow fund and to any releases of the escrow principal for any overpayments, or, if these funds are not used to satisfy judgments or settlements by the Settling States, releases of the principal on a rolling basis after twenty-five years. As a result, the Company wrote off these assets in the second quarter 2007, although the escrow accounts remain in the Company’s name and may be used to satisfy portions of any judgments or settlements by the Settling States if filed against the Company for the types of claims asserted against the major tobacco manufacturers and .which resulted in the negotiation of the MSA.

To date, the Company has not had any MSA state file suit against it for such claims or to attempt to collect on amounts that have been deposited into escrow. The probability that such suits will be filed in the future is generally unknown, although there will be an incentive for such suits to be filed prior to the time that the funds

1.	Nature of business and summary of significant accounting policies (continued):

deposited into escrow are returned to the Company. If such suits are filed, the Company will undertake to assess the viability of such suits and determine what impact such pending litigation would have on the value of the Company’s MSA escrow funds or on the Company generally if a demand exceeds the amount of the MSA escrow funds.

Accounts receivable, trade and allowance for doubtful accounts:

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to distributors and retail customers. The Company performs continuing credit evaluations of its customers’ financial condition and does not require collateral.

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are included in the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for remaining possible bad debts. The allowance for doubtful accounts at December 31, 2007 was $46,731. Based on the information available, management believes the allowance is adequate. However, actual write-offs might exceed the recorded allowance.

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

Property and equipment:

Property and equipment are recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of three to seven years for office equipment, machinery and equipment and thirty-nine years for buildings and improvements. Assets under capital leases are amortized over the lesser of the lease term or estimated useful life, using the units of production method. As of December 31, 2007 no capital leases existed. With regard to the tobacco curing barns, depreciation is recognized using a “units of production” method of accounting to more closely match depreciation with the period in which such assets are used in the third and fourth quarters of each fiscal year. The Company in March 2007 sold approximately 990 of its tobacco curing barns for approximately $11.6 million. The remaining barns are accounted for as idle equipment as of December 31, 2007.

Intangible assets:

Intangible assets consist primarily of licensing costs, patents and trademarks and packaging design costs. Intangibles are amortized using the straight-line method over a period of 17 years for patents and licensing costs and 5 years for packaging design costs (the assets’ estimated lives). Substantially all trademarks owned by the Company have indefinite lives and, as such, the cost of trademarks are not amortized, but are periodically evaluated for impairment.

Income taxes:

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax bases of assets and liabilities that will result in taxable or deductible amounts in

1.	Nature of business and summary of significant accounting policies (continued):

the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Employee stock-based compensation:

In September 2005, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123R—Share-based Payments (FAS 123R) replacing Accounting for Stock-Based Compensation (FAS 123), which are similar and require the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The adoption of this standard had no significant impact on the Company’s 2005 results of operations.

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

Diluted loss per share is computed assuming conversion of all potentially dilutive stock options and warrants. Potential common shares outstanding are excluded from the computation if their effect is antidilutive (See Note 9).

Revenue Recognition:

Revenue from the sale of the Company’s hard tobacco products are recognized net of cash discounts, sales returns and allowances and sales incentives (such as coupons, slotting fees and other buy down promotions). Federal Excise Taxes are included in net sales and account receivable billed to customers.

As required by generally accepted accounting principles of the United States (GAAP), Star records consumer incentives and trade promotion activities as a reduction of revenues based on amounts estimated as being due to customers and consumers at the end of a period. The estimates are based principally on historical utilization and redemption rates of our products. Such programs include discounts, coupons, rebates, slotting fees, in-store display incentives and volume-based incentives.

1.	Nature of business and summary of significant accounting policies (continued):

Royalty revenues on the Company’s patents are recognized when earned. Royalty revenues on the Company’s tobacco products are recognized when earned. The Company did not recognize any royalty revenues in 2007, 2006 or 2005.

Shipping costs:

Shipping costs are included in marketing and distribution expenses and aggregated approximately $34,468, $23,408, and $15,964, in 2007, 2006 and 2005, respectively.

Advertising Costs:

Advertising costs are expensed as incurred and are included in marketing and distribution expenses. For the years ended December 31, 2007, 2006 and 2005, advertising costs were approximately $98,224, $60,341, and $19,589, respectively.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development:

Research and development costs are expensed as incurred.

Recent Accounting and Reporting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results or operations or cash flows.

Effective January 1, 2007, the Company adopted the accounting provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized, prescribes a recognition threshold and measurement attribute for financial statement recognition of tax positions taken or expected to be taken by the Company in its income tax returns. The Company recognizes income taxes on tax positions which have not been considered more-likely-than-not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. See Note 10 for the impact of the adoption of FIN 48 on the Company’s consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (FAS 159), which includes an amendment to FASB Statement No. 115. The statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact of the adoption of FAS 159 on its consolidated financial statements.

2.	Liquidity and managements’ plans:

The Company has been operating at a loss for the past five years. The Company’s prospects are dependent on the distribution and consumer acceptance of its low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Also, the Company’s long-term prospects will be dependent on its ability to begin generating significant revenues through royalties from the patented tobacco curing process to which it is the exclusive licensee. However, the ability to generate revenues through such royalty payments will also be dependent upon the successful completion of the Company’s ongoing patent infringement lawsuit against RJ Reynolds Tobacco Company, or RJR. In that lawsuit, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that two of the Company’s patents which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite and in June 2007, the Court issued a ruling that granted RJR’s inequitable conduct defense, with respect to the patents at issue in the case. That ruling and the two rulings issued in January 2007, have been appealed to the United States Court of Appeals for the Federal Circuit and have been fully briefed. Oral argument on the appeal was held on March 7, 2008 and the Company is currently awaiting a decision from the Federal Circuit Court of Appeals.

As of December 31, 2007, the Company had a working capital surplus of approximately $7.6 million, which included cash of approximately $8.9 million. Future cash needs during 2008 include:

•

additional litigation costs in connection with the appeal portion of the Company’s patent infringement case against RJR of approximately $150,000 and approximately $1.0 million for the trial portion of its patent litigation assuming success on appeal;

•	monthly principal and interest payments of approximately $230,000 in connection with the repayment of the Company’s long term RJR debt; and

•	funding of other aspects of the Company’s current operations in light of continued operating losses.

The Company expects to continue to incur losses in connection with the sale of its smokeless tobacco products for the foreseeable future. While sales of smokeless tobacco have been increasing quarter to quarter, it will require substantially increased sales to reach a breakeven level for these products. Star Pharma has had no revenues or appreciable operating expenses to date. Given the typical long lead time for federal approval of any pharmaceutical products, the Company does not expect that Star Pharma will generate any revenues for the foreseeable future, but rather that Star Pharma will focus its efforts on the research and development aspects of a range of tobacco-based pharmaceuticals, assuming sufficient capital can be generated to support such activities.

On March 13 and March 14, 2008, the Company entered into agreements for the sale of shares of its common stock and warrants for gross proceeds of $12.5 million and a commitment of up to $2.0 million from Mr. Williams, the Company’s Chief Executive Officer. With the proceeds from these transactions, the Company anticipates that it will have sufficient funds to support its operations through March 2009. However, absent the successful completion of the Company’s ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, or a substantial improvement in revenues and/or royalties from smokeless tobacco products, the Company believes that it will be necessary to pursue additional sources of funds during the first quarter 2009. Depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before that time. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms, if at all.

The Company expects to continue to pursue opportunities for licensing its smokeless tobacco products and expanding its sales and marketing efforts. While the Company may seek to obtain funds in the future through debt financing, there are significant limitations on the ability to obtain new debt financing, including the agreements with B&W. Moreover, the ability to raise future financings on acceptable terms (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of the Company stock price and its operational performance. Any equity financing will be dilutive to the Company’s existing shareholders.

The Company’s long-term success is ultimately dependent upon the successful resolution of the its patent infringement lawsuit against RJR (see Note 15) and the return to profitability through its smokeless tobacco products and through royalties from the licensing of the Company’s low-TSNA patents and products.

3.	Discontinued operations:

On May 10, 2007, the Company entered into an exclusive seven-year license agreement with Tantus Tobacco, LLC, or Tantus, for the license of the Company’s trademarks Sport®, MainStreet® and GSmoke® and the sale of an amount of Star Tobacco’s inventoried cases of cigarettes bearing these trademarks. The licensing rights became effective on June 10, 2007 (“Effective Date”). Pursuant to the license agreement, Tantus made an initial payment of $600,000 on the agreement date and will make consecutive monthly payments of $100,000 per month for twenty-four months beginning on the first monthly anniversary date of the Effective Date and $3,000 per month thereafter for the duration of the term of the agreement. The first monthly payment was made in July 2007. As of December 31, 2007, the Company had an outstanding licensing receivable balance due from Tantus of $1.8 million and the Company had received monthly payments totaling $600,000 through December 31, 2007. While Star Tobacco continues to have the ability to manufacture and sell cigarettes, as of June 8, 2007, it stopped selling the three licensed brands and is focusing its efforts on the manufacture and sale of its dissolvable low-TSNA smokeless tobacco products, as opposed to cigarettes. Although the Company continues to hold legal ownership of the licensed trademarks, the Company has accounted for this licensing agreement as a sale since the agreement is non-cancellable, has established a fixed fee for the rights to the trademarks and the Company under the license agreement has no significant obligation to provide future services beyond maintenance of the trademarks. Therefore, on the Effective Date, the Company recorded a gain on the sale of the licensing rights based upon the present value of the total proceeds to be received of approximately $2.9 million using a discount rate of 9.25% net of approximately $600,000 of costs associated with the licensing rights under this transaction. Given the nature of the license agreement with Tantus, the Company also has classified its cigarette business as discontinued operations beginning in the second quarter of 2007 and the results of operations, assets and liabilities associated with the cigarette business are separately reported for all periods presented. The cigarette operations and cash flows will be eliminated from ongoing operations and the Company will not have any significant continuing involvement in these operations.

The following represents a summary of the Company’s operating results and the gain on the disposition of the cigarette operations.

	2007	2006	2005
Net sales	$10,367,727	$37,354,941	$46,255,141
Cost of goods sold	11,151,822	29,937,761	38,216,853
Gross margin (loss)	(784,095)	7,417,180	8,038,288
Operating expenses	2,020,962	5,912,439	8,263,667
Operating income (loss)	(2,805,057)	1,504,741	(225,379)
Gain on disposition (net of income tax)	2,354,300	—	—

Total from discontinued operations	$(450,757)	$1,504,741	$(225,379)

3.	Discontinued operations (continued):

Assets and liabilities of the discontinued operations consist of the following:

	2007	2006
Accounts receivable, trade	$—	$4,701,337
Inventory	—	1,121,463
Prepaid expenses	—	159,849

Total current assets	$—	$5,982,649

Non-current assets:
Equipment, net	—	25,112
Intangible assets, net	—	33,293

Total non-current assets	$—	$58,405

Current liabilities:
Accounts payable	—	417,050
Accrued expenses	—	108,250
Tobacco buyout program payable	—	21,513
Accrued Federal excise taxes payable	—	896,366

Total current liabilities	$—	$1,443,179

4.	Inventories:

Inventories consist of the following:

	2007	2006
Raw materials	$84,472	$—
Packaging materials	223,823	—
Finished goods	112,140	271,828

	$420,435	$271,828

The Company had product manufacturing cost that exceeded its normal capacity cost of approximately $1.7 million and $1.6 million for 2007 and 2006, respectively.

5.	Property and equipment:

Property and equipment consists of the following:

	2007	2006
Land	$159,879	$159,879
Buildings	352,904	430,020
Leasehold improvements	1,440,197	1,140,197
Tobacco curing barns	—	19,031,711
Machinery and equipment	4,320,180	3,690,230
Office and sales equipment	802,860	913,254

Total property and equipment	7,076,020	25,365,291
Less accumulated depreciation	(5,090,309)	(15,850,740)

Property and equipment-net	$1,985,711	$9,514,551

During March 2007, the Company sold approximately 990 tobacco curing barns for cash proceeds of approximately $11.6 million. These sales resulted in a gain of approximately $3.6 million during 2007. The

5.	Property and equipment (continued):

Company continues to own 37 tobacco curing barns, a portion of which will be used in the future to ensure a supply of very-low TSNA tobacco for its smokeless tobacco products. However, the majority of these barns are currently not in use and, as such, are classified as idle equipment in the 2007 balance sheet. In March 2007, in connection with the sale and the release of certain of the tobacco curing barns from a security interest initially granted to B&W, the Company paid RJR (the remaining entity from the 2004 combination of RJR and B&W) approximately $2.9 million on its long-term debt. That payment was applied against Note “A” of the original B&W debt and resulted in reduced principal payments on that note for approximately forty months beginning April 1, 2007.

Depreciation expense is included in the consolidated statement of operations for the years ended December 31, 2007, 2006 and 2005, as follows:

	2007	2006	2005
Cost of Goods Sold	$521,504	$570,606	$48,902
Operating Expenses	66,018	1,437,776	1,107,557
Discontinued operations	11,461	98,632	137,604

Total Depreciation Expense	$598,983	$2,107,014	$1,294,063

6.	Intangible assets:

Intangible assets consist of the following:

	2007	2006
Patents	$1,024,610	$1,021,488
Trademarks and other intangibles	90,393	90,393

	1,115,003	1,111,881
Less: accumulated amortization	(390,531)	(329,552)

	$724,472	$782,329

Amortization expense associated with the intangibles was $63,781, $63,107, and $63,383 in 2007, 2006 and 2005, respectively. An aggregate of $83,543 in trademarks have indefinite lives and are therefore not amortized. Expected future amortization of intangibles with finite lives is as follows:

Years ending December 31,
2008	$60,674
2009	60,674
2010	60,674
2011	60,674
2012	60,674
Thereafter	337,559

$640,929

In the event the Company is unsuccessful in the appeal of the judgment on the validity of its patents, as discussed in Note 15, recognition of an impairment loss related to certain patents with a carrying value of approximately $95,115 as of December 31, 2007 may be necessary. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

7.	Long-term debt:

Long-term debt consists of the following:

	2007	2006
Notes payable due B&W, collateralized by any remaining tobacco leaf inventory and the Company’s remaining tobacco curing barns payable in 96 monthly installments of approximately $134,327 until August 2010 and then $208,000 until fully paid in December 2013 plus interest at prime plus 1%	$12,722,792	$17,472,503
Note payable due B & W, converted from accounts payable, interest at prime plus 1%, payable in monthly installments of $250,000 plus interest commencing January 1, 2005 through August 2007. The note was paid in full as scheduled in August 2007	—	1,961,743

	12,722,792	19,434,246
Less current maturities	(1,611,928)	(4,459,135)

	$11,110,864	$14,975,111

The future maturities of long-term debt without regard to potential royalty offsets are as follows:

Years ending December 31,
2008	$1,611,928
2009	1,611,928
2010	1,980,871
2011	2,497,392
2012	2,497,392
Thereafter	2,523,281

Total notes payable and long term debt	$12,722,792

Loss on Conversion of Long-term Debt to Equity. On January 10, 2005, the holder of a convertible debenture converted the $9.0 million convertible debenture into 3,179,810 shares of the Company’s common stock, which reflected an adjusted conversion price from $3.73 to $2.897, and $212,000 of accrued and unpaid interest. As a result of this transaction, the debenture was fully converted and cancelled with the holder of the debenture having no future rights under the Debenture. As a result of the conversion of debt into equity, the Company recorded a non-cash charge during the first quarter of 2005 of $4,833,466 to reflect the cost of the discount provided for in the conversion and the remaining unamortized cost of the initial debt issuance were charged to expense.

8.	Stockholders’ equity:

Preferred stock:

Class A:

The Company has authorized 4,000 shares of $0.01 par value Class A Convertible Redeemable preferred stock. Each share of the Preferred Stock is convertible into 80 shares of common stock of the Company at the option of the holder and has voting rights equal to the number of common shares issuable if converted. The Preferred Stock has the right to share in dividends declared on the Company’s common stock and has certain liquidation preferences. No Class A preferred shares are outstanding.

Series B:

The Company has authorized 15,000 shares of Series B preferred stock, par value $0.01 per share. No shares of Series B preferred stock are outstanding.

8.	Stockholders’ equity (continued):

Warrants:

The Company grants common stock warrants in connection with direct equity shares purchases by investors as an additional incentive for providing long term equity capital to the Company and as additional compensation to consultants and advisors . The warrants are granted at negotiated prices in connection with the equity share purchases and at the market price of the common stock in other instances. The warrants have been issued for various terms ranging from several months to ten years.

Common stock warrants issued, redeemed and outstanding during the years ended December 31, 2007, 2006 and 2005 are as follows:

	Number	Weighted Average Exercise Price Per Share
Warrants
Warrants outstanding at January 1, 2005	1,013,207	$3.24
Warrants issued during 2005	5,500,000	4.73
Warrants exercised during 2005	(1,900,000)	(5.00)

Warrants outstanding at December 31, 2005	4,613,207	$4.30
Warrants issued during 2006	4,028,754	3.01
Warrants exercised during 2006	(2,000,000)	(4.15)
Warrants expired during 2006	(1,600,000)	(4.63)

Warrants outstanding at December 31, 2006	5,041,961	$3.05
Warrants issued during 2007	2,210,552	1.01
Warrants exercised during 2007	(1,250,000)	(1.00)
Warrants expired during 2007	(750,000)	(2.87)

Warrants outstanding at December 31, 2007	5,252,513	$2.20

Sale of equity securities and exercise of warrants 2006:

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

8.	Stockholders’ equity (continued):

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

Modification of outstanding warrants:

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

Sale of equity securities and exercise of warrants 2007:

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

8.	Stockholders’ equity (continued):

Pursuant to the Schwarz Agreement, the Company sold to Mr. Schwarz a total of 750,000 shares of the Company’s common stock for an aggregate purchase price of $750,000. Additionally, the Company reset the per share exercise price of certain existing warrants for 1,250,000 shares of common stock held by Mr. Schwarz or his IRA, which were due to expire on June 30, 2007, from $3.50 and $3.00 to $1.00. In exchange for the re-pricing, Mr. Schwarz exercised the re-priced warrants in their entirety whereby Mr. Schwarz purchased 1,250,000 shares of common stock for an aggregate of $1,250,000. Further, pursuant to the Schwarz Agreement, the Company granted Mr. Schwarz warrants, at an exercise price of $1.00 per share, to purchase an additional 2,000,000 shares of common stock exercisable until July 14, 2011. The warrants are callable by the Company if the price of the common stock exceeds $5.00 per shares as quoted on an approved market for twenty consecutive trading days.

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

Manchester warrants:

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

8.	Stockholders’ equity (continued):

Common stock options issued, redeemed and outstanding during the years ended December 31, 2007, 2006 and 2005 are as follows:

	Number	Weighted Average Exercise Price Per Share
Options
Options outstanding at January 1, 2005	5,316,500	$2.60
Options forfeited during 2005	(50,000)	(5.60)
Options exercised during 2005	(547,000)	(2.05)
Options issued during 2005	350,000	3.48

Options outstanding at December 31, 2005*	5,069,500	$2.74
Options forfeited during 2006	—	—
Options exercised during 2006	(100,000)	(1.21)
Options issued during 2006	250,000	3.35

Options outstanding at December 31, 2006	5,219,500	$2.11
Options forfeited during 2007	(125,000)	(3.41)
Options exercised during 2007	(36,300)	(2.23)
Options issued during 2007	600,000	1.12

Options outstanding at December 31, 2007	5,658,200	$2.56

*	145,000 options were issued and outstanding outside of the Plans.

The following table summarizes information for options outstanding and exercisable at December 31, 2007.

	Options Outstanding				Exercisable
Range of Prices	Number	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Weighted Avg.		Aggregate Intrinsic Value
					Number	Exercise Price
$0.99-2.00	3,113,000	3.49	$1.59		2,753,000	$1.65
2.01-3.00	905,200	2.97	2.85		905,200	2.85
3.01-4.00	1,025,000	3.76	3.86		1,025,000	3.86
4.01-5.00	500,000	6.23	4.83		500,000	4.83
5.01-6.25	115,000	6.36	5.16		115,000	5.16

$1.00-6.25	5,658,200	3.76	$2.56	$—	5,298,200	$2.66	$—

Weighted average exercise price and grant date fair values of stock options are as follows:

	Number of Options	Exercise Price	Grant date fair value
2007 Activity
Equals market	600,000	$1.12	$0.88

2006 Activity
Equals market	250,000	$3.35	$2.39

2005 Activity
Equals market	350,000	$3.48	$1.16

8.	Stockholders’ equity (continued):

A summary of the status of the Company’s nonvested stock options as of December 31, 2007, and changes during the year then ended, is presented below.

Nonvested Stock Options	Shares (000)	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	75,000	$1.13
Granted	360,000	0.89
Vested	(75,000)	1.13
Forfeited	—	—
Nonvested at December 31, 2007	360,000	$0.89

As of December 31, 2007, there was $182,677 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately one year. The intrinsic value of options exercised in the year ended December 31, 2007 was $77,518.

The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006	2005
Expected life of options based on simplified method for employees	5-5.67 years	5 years	1 year
Risk free interest rate	3.52-4.52%	4.55-4.75%	2.1-4.2%
Expected volatility	100.2-108.0%	86-92%	69.1-93.0%
Expected dividend yield	0%	0%	0%

Total stock-based compensation (stock and stock option) cost recognized is as follows:

	2007	2006	2005
Employee	$205,010	$—	$85,067
Non-employee consultants and directors	175,898	689,905	373,591

	$380,908	$689,905	$458,658

9.	Earnings per share:

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2007	2006	2005
Net loss	$(41,458,238)	$(12,285,375)	$(25,061,815)

Denominator for basic earnings per share-weighted average shares	80,394,897	77,836,073	73,096,461
Effect of dilutive securities: Stock options and warrants outstanding(a)	—	—	—

Denominator for diluted earnings per share—weighted average shares adjusted for dilutive securities	80,394,897	77,836,073	73,096,461

Loss per common share—basic	$(0.52)	$(.16)	$(.34)

Loss per common share—diluted	$(0.52)	$(.16)	$(.34)

9.	Earnings per share (continued):

(a)	Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	2007	2006	2005
Stock options and warrants	10,910,713	10,261,461	9,682,707

10.	Income taxes:

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. As a result, the Company recognized a $2.1 million liability for alternative minimum tax and interest, which was accounted for as an adjustment to beginning accumulated deficit. The Company’s liability results primarily from past timing differences for uncertain tax positions claimed as deductions.

The Company recognizes interest and penalties related to the liability for uncertain tax positions in income tax expense. During 2007, the Company recognized approximately $125,000 of interest expense associated with uncertain tax positions. As of December 31, 2007, the Company has accrued approximately $1.650 million of interest related to uncertain tax positions which is included in liability for uncertain tax positions in the accompanying December 31, 2007 consolidated balance sheet.

Management believes it is reasonably possible that a significant portion of the liability for uncertain tax positions could decrease over the next nine to twelve-month period based on the ultimate resolution of the Company’s Internal Revenue Service examination. The earliest tax year of the Company’s tax returns open to examination by a major taxing jurisdiction is 2001.

Net deferred tax assets and liabilities consist of the following:

	2007	2006
Deferred tax assets:
Net operating loss carry-forwards (portions subject to annual limitation)	$32,599,506	$31,513,000
Credit carry-forward	501,000	501,000
Other	74,294	319,000

	$33,174,800	$32,333,000

Deferred tax liabilities:
Differing basis in property, plant and equipment for tax and financial reporting purposes	$(44,987)	(1,336,000)
MSA Escrow payments taxable in future	(1,599)	(14,354,000)
Brand licensing revenue	(432,471)	—

	(479,057)	(15,690,000)

Valuation Allowance	(32,695,743)	(16,643,000)

	$—	$—

Income tax benefit consists of the following:

	2007	2006	2005
Current:
Federal	$125,000	$—	$—
State	—	—	—

Total current	$125,000	$—	$—

Deferred	$—	$—	$—

10.	Income taxes (continued):

The provision for income tax expense varies from that which would be expected based upon applying the statutory federal rate to pre-tax accounting loss as follows:

	2007	2006	2005
Statutory federal rate	(34.0)%	(34.0)%	(34.0)%
Permanent items	0.22	0.61	7.0
State tax provision, net of federal benefit	(3.45)	(3.45)	(4.0)
Valuation allowance	37.23	36.84	31.0

	(0.0)%	(0.0)%	(0.0)%

At December 31, 2007, the Company had net operating loss carry-forwards of approximately $88.0 million, which expire from 2009 through 2027. As a result of previous ownership changes, an aggregate of $532,000 in Federal loss carry-forwards are limited to $116,000 annually.

In 2004, the Company was notified that its 2001 tax return had been selected for examination by the Internal Revenue Service (“IRS”). In the course of its conduct of this examination, the IRS has expanded the scope of the examination to include all of the Company’s returns that have been filed for the years ended December 31, 2002 through 2004. In 2005, the Company’s request for a private letter ruling, which related to the years under IRS examination, was resolved generally in its favor. The statute of limitations for tax years 2001, 2002 and 2003 have been extended by mutual agreement through September 15, 2009. All information requested by the IRS in connection with its examination has been provided by the Company. The IRS may request additional information as the examination is ongoing. In April 2007, the Internal Revenue Service proposed adjustments which would result in a tax liability to the Company if sustained, although the Company believes that these adjustments would not be sustained and accordingly has not provided for such potential liability in its consolidated financial statements. The Company has filed an appeal at the agency level to the initial determination of proposed adjustments by the IRS field agent. This administrative appeal is pending. We have provided for the potential liability of this matter in accordance with FIN 48 as set forth above in this Note 10. The Company believes the returns filed for such years are substantially correct and intends to vigorously contest any proposed liability through all available means including judicial proceedings if necessary.

11.	Related party transactions:

Related party activity:

The Company has entered into certain transactions with companies and trusts that are owned by members of management and stockholders. The following is a summary of the significant related party transactions for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Business travel—aircraft expense(a)	$1,294,650	$554,184	$412,060
Legal fees(b)	$—	$5,000	$29,342
Interest income on officer notes and advances	$—	$—	$27,068

(a)	The Company from time to time has used an aircraft owned by Starwood Industries LLC, a company in which Jonnie R. Williams, Star’s CEO and largest shareholder, is a principal.
(b)	The Company paid legal fees to Paul Hastings, Janofsky & Walker LLP with respect to various legal matters. An executive officer of the Company was until March 31, 2001 senior counsel and a former partner of such firm but received no compensation from the firm for work undertaken on behalf of the Company.

11.	Related party transactions (continued):

Related party license agreement:

Effective January 1, 1998, Star entered into an exclusive license agreement with Regent Court Technology, LLC, of which the Company’s founder, Chief Executive Officer and the Company’s largest shareholder, and the beneficiary of the O’Donnell Trust, which is the Company’s second largest stockholder, are the owners. Pursuant to this license agreement, Star has the exclusive world-wide rights to produce and sell tobacco products with low-TSNA tobacco and to sublicense that technology to third parties. In connection with this agreement, Star is obligated to pay royalties equal to 2% of all product sales (less certain costs incurred by the Company) and 6% of any royalty income earned from sublicensing (less certain costs incurred by the Company). Since the costs incurred by the Company were in excess of the royalty obligations there were no royalties due under this agreement for 2007, 2006 or 2005.

Due (to) from stockholders:

Due (to) from Stockholders consists of unsecured non-interest bearing advances of $(50,000) and $50,698 as of December 31, 2007 and December 31, 2006, respectively.

Officer loan commitment:

On March 14, 2008, Jonnie R. Williams, the Company’s largest shareholder and Chief Executive Officer, executed a letter agreement under which he committed to make available to the Company up to $2.0 million. The agreement runs through March 31, 2009, or until the Company receives an additional $2.0 million in capital through an equity investment.

Write-off of note receivable, officer:

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

12.	Employee benefit plan:

The Company is the sponsor of a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 15% of their annual compensation. The Company matches these contributions at a rate of $0.75 for each $1.00 of employee contribution. The Company made contributions of approximately $114,008, $193,000, and $138,000, in 2007, 2006 and 2005, respectively.

13.	Fair value of financial instruments, concentrations and credit risk and major customer information:

Fair value of financial instruments:

The estimated fair value of cash and cash equivalents, trade receivables, licensing rights receivable, MSA Escrow funds, due from and to stockholders and trade payables approximate the carrying value due to their short-term nature, variable interest rates or interest rates charged at rates at which the company can currently borrow. The estimated fair-value amounts have been determined using an interest rate of 8%. Considerable judgment is required in developing estimates of fair value; therefore, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

13.	Fair value of financial instruments, concentrations and credit risk and major customer information (continued):

The estimated fair value of long-term debt is summarized as follows:

2007		2006
Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
$12,722,792	$20,189,472	$19,434,246	$25,379,867

Differences between fair value and carrying amount of long-term debt are primarily due to instruments that provide fixed interest or zero interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates.

Credit risk and major customer information:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and licensing rights receivable.

The Company maintains its cash and cash equivalents balances in three financial institutions. Each of the balances in the domestic banks are insured by the Federal Deposit Insurance Corporation up to $100,000.

Trade accounts receivable result from sales of tobacco products to various customers throughout the United States. Credit is extended to customers after an evaluation for credit worthiness; however, the Company does not require collateral or other security from customers.

Receivables from the sale of licensing rights are collectible in monthly installments with the substantial portion of such receivables collected by May 2009. All required payments to date have been received; as such, management believes this receivable is fully collectible.

The Company had the following customers who represented in excess of 10% of sales:

	2007		2006		2005
	Sales	Accounts Receivable	Sales	Accounts Receivable	Sales	Accounts Receivable
Starco Inpex, Inc DBA Wholesale Outlet	17.9%	25.6%	18.2%	17.8%	3.8%	30.2%
CVS	3.3%	21.5%	17.1%	55.3%	21.9%	18.5%
California Imports	8.5%	6.9%	8.6%	—	11.6%	7.4%

14.	Virginia Economic Development Grant accrual

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

14.	Virginia Economic Development Grant accrual (continued):

requested that the grant be extended for an additional two years to provide the Company an opportunity to further demonstrate its level of investment and hiring compared to projections contained in the original grant. In early October the Company was advised that its requested extension would not be approved. As such, the Company included the total grant amount of $300,000 in accrued liability as of September 30, 2007 and, after further discussion with the Virginia Economic Development Commission and Mecklenburg County, repaid this amount to Mecklenburg County on February 29, 2008. The grant had been recorded as a reduction of the cost of leasehold improvements at the Chase City facility since it was restricted for that purpose and, accordingly, the amount is being capitalized as leasehold improvements and amortized over the remaining life of the lease.

15.	Commitments, contingencies, and other matters:

Operating leases:

The Company leased manufacturing machinery and equipment under non-cancelable operating lease agreements for approximately $35,000 per month. In July 2007 the Company purchased the equipment according to the lease terms. The Company utilized the $500,000 security deposit and additional cash to purchase the machinery.

The Company also leases certain of its office, warehouse and manufacturing facilities under non-cancelable operating leases for approximately $18,000 per month; expiring through 2022.

The following represents the future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2007.

Year ending December 31,
2008	$220,004
2009	220,004
2010	131,015
2011	86,520
2012	86,520
Thereafter	807,520

$1,551,583

Rent expense for all operating leases was approximately $667,438, $564,238, and $336,113, for the years ended December 31, 2007, 2006 and 2005, respectively. Rent expense included in discontinued operations for 2006 and 2005 was $641,762 and $1,023,887, respectively.

Obligations under master settlement agreement:

In November 1998, 46 states, and the District of Columbia (the “Settling States”) entered into the Tobacco Master Settlement Agreement (the “MSA” or “Master Settlement Agreement”) to resolve litigation that had been instituted against the major tobacco manufacturers. The Company was not named as a defendant in any of the litigation matters and chose not to become a participating manufacturer under the terms of the Master Settlement Agreement. As a non-participating manufacturer, the Company has been required to satisfy certain escrow obligations pursuant to statutes that the Master Settlement Agreement required the Settling States to adopt in order for such states to receive the full benefits of the settlement. Under such statutes the Company is obligated to deposit monies into escrow for sales of cigarettes in each of the Settling States during the preceding year, and in some cases, such deposits must be made on a quarterly basis. These amounts are adjusted annually by statute and to reflect inflation adjustments (at the higher of 3% or the Consumer Price Index), using 1999 as a base year for the calculation. The base amount for 2007 was $3.77 per carton, as adjusted for inflation since 1999. Such

15.	Commitments, contingencies, and other matters (continued):

escrowed funds will be available to satisfy tobacco-related judgments or settlements, if any, in the Settling States. On March 14, 2007, the Company sold the rights, title and interest in and to all income from and reversionary interest in the MSA escrow accounts, including the Company’s 2006 MSA escrow deposits made in April 2007, in each case for an amount of cash equal to $0.30 on each dollar deposited, for cash proceeds of approximately $11.6 million. Although the Company has sold the rights, title and interest in and to all income from and reversionary interest in the funds deposited into the MSA escrow accounts for the years up to and including 2007, these MSA escrow funds will remain in the Company’s name and will be available to satisfy portions of any state judgments or settlements for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted in litigation against the Company.

As of December 31, 2007, the Company had deposited into escrow a net amount of approximately $38.6 million for sales of cigarettes in Settling States. The Company expects that its total escrow obligation for 2007 sales (due in April of 2008) will be approximately $100,000. The Company’s MSA escrow obligations have been reduced significantly over time as the Company decreased sales in MSA states. Further, on May 10, 2007, the Company entered into a license agreement with Tantus for the exclusive license of the Company’s trademarks Sport®, MainStreet® and GSmoke® and ceased the manufacturing of cigarettes as of June 8, 2007. Under the terms of the license agreement, the Company retains the ability to manufacture and sell other branded cigarettes, but is focusing its efforts solely on the manufacture and sale of its low-TSNA dissolvable smokeless tobacco products consistent with its stated intent to exit from the cigarette business as soon as practically possible. The Company’s sale of smokeless tobacco products are not subject to the MSA escrow obligations. As a result, the Company does not anticipate having MSA escrow obligations in the future, given the change in the focus of its business.

Most of the MSA states have enacted statutes that require non-participating manufacturers to certify that they are in full compliance with the escrow requirements of the MSA as a condition to being permitted to sell cigarette products in those states. While the Company focused its sales in the four states that are not part of the MSA over the last several years, it had been certified in each of the MSA states where it conducted business. Given its focus on the manufacture and sale of smokeless tobacco products and the licensing of the trademarks for its MainStreet®, Sport® and GSmoke® brands, the Company in 2007 withdrew the certifications for its brands in all of the MSA states.

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

15.	Commitments, contingencies, and other matters (continued):

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

On January 19, 2007, the Court granted RJR’s Motions for Summary Judgment in part and denied these motions in part. On its Motion for Summary Judgment on the Effective Filing Date of the Patents, the Court established September 15, 1999 as the effective filing date, but denied RJR summary judgment of invalidity with regard to the patents-in-suit. On RJR’s Motion for Summary Judgment on Indefiniteness, the Court granted the motion on the basis that the term “anaerobic condition” was indefinite. In its January 2007 ruling, the District Court indicated that it would issue its ruling on RJR’s inequitable conduct defense by the end of February. After filing a motion to permit the case to proceed on appeal on an interlocutory basis as to the rulings issued in January and a Petition for a Writ of Mandamus in the Federal Circuit Court of Appeals to require issuance of the decision on the inequitable conduct defense, the Court ultimately issued its decision on the inequitable conduct defense on June 26, 2007. In its ruling the Court held the two patents unenforceable due to inequitable conduct in their procurement and a final judgment against the Company was docketed on June 27, 2007. The Company the next day filed a notice of appeal as to the rulings issued in January and as to the ruling on the inequitable conduct defense with the United States Court of Appeals for the Federal Circuit. On September 10, 2007, the Company filed its opening appeal brief with the United State Court of Appeals for the Federal Circuit. RJR’s brief was filed on by November 20, 2007, and the Company’s reply brief was filed on December 21, 2007. Oral argument before a three judge panel of the Federal Circuit Court of Appeals was held on March 7, 2008 and the Company is currently awaiting a decision on the appeal.

Following entry of judgment, RJR filed a motion for a bill of cost in the amount of $240,659. RJR also filed a motion requesting the District Court to determine that this is an “exceptional” case under 35 USC § 285 and award attorneys’ fees of approximately $22 million under that provision and/or under 28 USC § 1927 on the basis that attorneys’ fees were unreasonably multiplied during the litigation. The District Court entered an agreed-upon order staying both motions until after a ruling on the pending appeal. Any potential award of fees should be eliminated if the Court of Appeals for the Federal Circuit overturns the District Court’s ruling on the inequitable conduct defense asserted by RJR. Because the likelihood of an unfavorable ruling on the fee motion and bill of cost is not determinable and the amount of any potential assessment cannot be reasonably estimated, no amounts have been accrued for these items in the accompanying consolidated financial statements.

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

15.	Commitments, contingencies, and other matters (continued):

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

16.	Subsequent Events:

On March 13, 2008 and March 14, 2008, the Company entered into Securities Purchase Agreement and Registration Rights Agreements (the “Agreements”) with selected accredited investors (the “Investors”), to sell 4,838,711 of its Common Stock at $1.55 per share and 3,311,259 shares of its Common Stock at $1.51 per shares (collectively, the “Shares”), respectively, and warrants to purchase an aggregate of 8,149,970 shares of Common Stock at an exercise price of $2.00 (the “Warrants” and together with the Shares, the “Securities”), which resulted in gross proceeds to the Company of $12.5 million (the “Offering”). The Warrants are first exercisable six months after the closing of the Offering and expire five years after the date that the warrants are first exercisable. The Warrants are also callable by the Company if the price of the Common Stock exceeds $6.00 per share as quoted on an approved market for twenty consecutive trading days. Additionally, the Agreement grants the Investors certain registration rights with respect to the Securities.

The Securities sold to the Investors have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The Offering was made only to accredited investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The Company relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated thereunder.

Additionally, on March 14, 2008, Jonnie R. Williams, the Company’s largest shareholder and Chief Executive Officer, executed a letter agreement under which he committed to make available to the Company up to $2.0 million. The agreement runs through March 31, 2009, or until the Company receives an additional $2.0 million in capital through an equity investment.

17.	Quarterly results (unaudited):

The following is a summary of quarterly unaudited results of operations for the years ended December 31, 2007, 2006 and 2005. See also Note 18 regarding restatement of quarterly financial statements filed in 2007.

	March	June	September	December
2007
Revenues	$151,136	$196,168	$51,603	$82,742
Gross profit (loss)	(321,548)	(494,877)	(524,293)	(263,225)
Net loss from continuing operations	(27,283,667)	(3,991,357)	(4,489,991)	(5,242,472)
Discontinued operations	(913,443)	998,765	(471,004)	(65,075)
Net loss	(28,197,110)	(2,992,592)	(4,960,995)	(5,307,541)
EPS—Basic and Diluted continuing operations	(0.35)	(0.05)	(0.05)	(0.06)
EPS—Basic and Diluted discontinued operations	(0.01)	0.01	(0.01)	(0.01)
EPS—Net loss basic and diluted	(0.36)	(0.04)	(0.06)	(0.07)

	March	June	September	December
2006
Revenues	$64,204	$93,815	$116,336	$99,223
Gross profit	(352,805)	(340,855)	(438,070)	(291,047)
Net loss from continuing operations	(4,952,259)	(2,918,448)	(4,199,283)	(3,316,160)
Discontinued operations	1,721,013	627,141	598,420	154,198
Net loss	(3,231,243)	(2,291,307)	(3,600,863)	(3,161,962)
EPS—Basic and diluted from continuing operations	(0.06)	(0.04)	(0.06)	(0.04)
EPS basic and Diluted discontinued operations	0.02	0.01	0.01	—
EPS—Net loss basic and diluted	(0.04)	(0.03)	(0.05)	(0.04)

	March	June	September	December
2005
Revenues	$47,687	$27,510	$75,134	$30,662
Gross profit (loss)	(338,892)	(298,313)	(210,106)	(277,916)
Net loss from continuing operations	(9,819,889)	(4,715,404)	(6,340,493)	(2,608,054)
Discontinued operations	1,338,676	1,766,373	(3,190,599)	(1,492,425)
Net loss	(8,481,213)	(2,949,031)	(9,531,092)	(4,100,479)
EPS—Basic and diluted from continuing operations	(0.14)	(0.06)	(0.09)	(0.03)
EPS—Basic and Diluted discontinued operations	0.02	0.02	(0.04)	(0.02)
EPS—Basic and Diluted	(0.12)	(0.04)	(0.13)	(0.05)

Per share amounts for each quarter are required to be computed independently and, therefore, may not equal amounts computed on an annual basis.

18.	Restated Quarterly Financial Statements for 2007:

The Company’s management has determined that a $1.7 million error occurred in calculating the gain on the sale of the majority of the Company’s tobacco curing barns in March 2007. The total tobacco curing barns asset value used in calculating the gain was understated by $1.7 million, effectively leaving a value on the Balance Sheet for assets the Company no longer owns and overstating the $5.3 million gain reported in the first quarter 2007 financial statements in the Company’s March 2007 10-Q. The error correction is a one time event that affects the tobacco curing barn sale transaction only and, therefore, the correction of this error has no impact on the 2007 second and third quarter Statement of Operations. The Balance Sheet and Statement of Operations for

18.	Restated Quarterly Financials for 2007 (continued):

the three, six, and nine months ending March 31, June 30 and September 30, 2007 are shown below with the corresponding effect of the restatement. There was no impact on the cash flow statements as the adjustment was a non-cash item.

Management has reported this item as a material weakness in internal controls over financial reporting in this filing.

Restated Balance Sheet at March 31, 2007 and Statement of Operations for the three months ended March 31, 2007.

	BALANCE SHEET March 31, 2007
	As Originally Reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$19,917,000	$—	$19,917,000
Accounts receivable, trade	2,019,475		2,019,475
Inventories	1,797,951		1,797,951
Due from stockholder	20,458		20,458
Prepaid expenses and other current assets	1,283,082		1,283,082

Total current assets	25,037,966		25,037,966
Property, plant and equipment, net	3,251,730	(1,724,636)	1,527,094
Idle equipment	299,700		299,700
Intangible assets, net of accumulated amortization	800,964		800,964
Other assets	507,222		507,222

Total assets	$29,897,582	$(1,724,636)	$28,172,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,823,671	$—	$2,823,671
Accounts payable, trade	992,507		992,507
Federal excise taxes payable	398,133		398,133
Accrued expenses	481,253		481,253
Due to stockholders	50,000		50,000
Current income tax payable	290,000		290,000

Total current liabilities	5,035,564		5,035,564
Long-term debt, less current maturities	12,319,810		12,319,810
Liability for unrecognized tax benefits	2,125,000		2,125,000

Total liabilities	19,480,374		19,480,374

Stockholders’ equity:
Common stock	7,929		7,929
Additional paid-in-capital	96,693,794		96,693,794
Accumulated deficit	(86,284,515)	(1,724,636)	(88,009,151)

Total stockholder’s equity	10,417,208	(1,724,636)	8,692,572

Total liabilities and stockholders’ equity	$29,897,582	$(1,724,636)	$28,172,946

(CONTINUED)

18.	Restated Quarterly Financials for 2007 (continued):

Restated Balance Sheet at March 31, 2007 and Statement of Operations for the three months ended March 31, 2007.

	CONSOLIDATED STATEMENT OF OPERATIONS Three months ended March 31, 2007
	As Originally Reported	Adjustments	As Restated
Net Sales	$4,419,442	$—	$4,419,442
Less:
Product cost of goods sold	1,760,627		1,760,627
Federal excise tax	2,223,888		2,223,888
Department of Agriculture Tobacco Buyout Program assessment	591,958		591,958

Gross profit (loss)	(157,031)		(157,031)

Operating expenses:
Marketing and distribution	1,419,243		1,419,243
General and administrative	2,936,423		2,936,423
Research and development	5,771		5,771

Total operating expenses	4,361,437		4,361,437

Operating loss	(4,518,468)		(4,518,468)
Other income (expense):
Interest income	355,053		355,053
Interest expense	(409,798)		(409,798)
Loss on sale of interest income and reversionary interest in MSA escrow accounts	(26,831,439)		(26,831,439)
Gain on sale of tobacco curing barns	5,279,605	(1,724,636)	3,554,969
Loss on retirement of assets	(31,092)		(31,902)
Miscellaneous income	(1,334)		(1,334)

Loss before income taxes	(26,157,473)	(1,724,636)	(27,882,109)
Income tax expense	315,000		315,000

Net loss	$(26,472,473)	$(1,724,636)	$(28,197,109)

Basic and diluted loss per common share	$(0.33)	$(0.02)	$(0.35)
Weighted average shares outstanding, basic and diluted	79,280,176	79,280,176	79,280,176

18.	Restated Quarterly Financials for 2007 (continued):

Restated Balance Sheet at June 30, 2007 and Statement of Operations for six months ended June 30, 2007.

	BALANCE SHEET June 30, 2007
	As Originally Reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$16,030,563	$—	$16,030,563
Accounts receivable, trade	136,489		136,489
Licensing rights receivable	1,029,926		1,029,926
Inventories	295,177		295,177
Due from stockholder	40,303		40,303
Prepaid expenses and other current assets	582,557		582,557
Current assets of discontinued operations	1,065,457		1,065,457

Total current assets	19,180,472		19,180,472
Property, plant and equipment, net	3,092,561	(1,724,636)	1,367,925
Idle equipment	299,700		299,700
Intangible assets, net of accumulated amortization	753,542		753,542
Other assets	490,000		490,000
Licensing rights receivable, less current maturities	1,290,761		1,290,761

Total assets	$25,107,036	$(1,724,636)	$23,382,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,073,671	$—	$2,073,671
Accounts payable, trade	816,104		816,104
Tobacco buyout program payable	—		—
Accrued expenses	232,192		232,192
Due to stockholders	50,000		50,000
Current income tax payable	157,000		157,000
Current liabilities of discontinued operations	261,626		261,626

Total current liabilities	3,590,593		3,590,593
Long-term debt, less current maturities	11,916,828		11,916,828
Liability for unrecognized tax benefits	2,175,000		2,175,000

Total liabilities	17,682,421		17,682,421

Stockholders’ equity:
Common stock	7,929		7,929
Additional paid-in-capital	96,693,794		96,693,794
Common stock to be issued	2,200,000		2,200,000
Stock subscription receivable	(2,200,000)		(2,200,000)
Accumulated deficit	(89,277,108)	(1,724,636)	(91,001,744)

Total stockholder’s equity	7,424,615	(1,724,636)	5,699,979

Total liabilities and stockholders’ equity	$25,107,036	$(1,724,636)	$23,382,400

(CONTINUED)

18.	Restated Quarterly Financials for 2007 (continued):

Restated Balance Sheet at June 30, 2007 and Statement of Operations for six months ended June 30, 2007.

	CONSOLIDATED STATEMENT OF OPERATIONS Six months ended June 30, 2007
	As Originally Reported	Adjustments	As Restated
Net Sales	$347,305	$—	$347,305
Less:
Product cost of goods sold	1,159,333		1,159,333
Federal excise tax	3,992		3,992
Department of Agriculture Tobacco Buyout Program assessment	405		405

Gross profit (loss)	(816,425)		(816,425)

Operating expenses:
Marketing and distribution	605,495		605,495
General and administrative	5,999,531		5,999,531
Research and development	33,106		33,106

Total operating expenses	6,638,132		6,638,132

Operating loss	(7,454,557)		(7,454,557)
Other income (expense):
Interest expense	(741,304)		(741,304)
Interest income	559,708		559,708
Loss on sale of interest income and reversionary interest in MSA escrow accounts	(26,982,426)		(26,982,426)
Gain on sale of tobacco curing barns	5,279,605	(1,724,636)	3,554,969
Loss on retirement of assets	(31,092)		(31,902)
Miscellaneous income	51,678		51,678

Loss before income taxes	(29,318,388)	(1,724,636)	(31,043,024)
Income tax benefit (expense)	(232,000)		(232,000)

Net loss from continuing operations	(29,550,388)	(1,724,636)	(31,275,024)
Discontinued operations:
Gain on sale of licensing rights	2,354,300		2,354,300
Income (loss) from discontinued operations	(2,268,978)		(2,268,978)

Total discontinued operations	85,322		85,322

Net Loss	$(29,465,066)	$(1,724,636)	$(31,189,702)

Net income (loss) per common share; basic and diluted:
Continuing operations	$(0.37)	$(0.02)	$(0.39)
Discontinued operations	—	—	—

Basic and diluted loss per common share	$(0.37)	$(0.02)	$(0.39)

Weighted average shares outstanding, basic and diluted	79,283,966	79,283,966	79,283,966

18.	Restated Quarterly Financials for 2007 (continued):

Restated Balance Sheet at September 30, 2007 and Statement of Operations for the nine months ended September 30, 2007.

	BALANCE SHEET September 30, 2007
	As Originally Reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$14,060,903	$—	$14,060,903
Accounts receivable, trade	163,707		163,707
Licensing rights receivable	1,053,917		1,053,917
Inventories	351,878		351,878
Due from stockholder	65,188		65,188
Prepaid expenses and other current assets	622,541		622,541
Current assets of discontinued operations	93,637		93,637

Total current assets	16,411,771		16,411,771
Property, plant and equipment, net	3,922,825	(1,724,636)	2,198,189
Idle equipment	299,700		299,700
Intangible assets, net of accumulated amortization	739,641		739,641
Other assets	—		—
Licensing rights receivable, less current maturities	1,000,365		1,000,365
MSA escrow funds	2,686		2,686
Assets of discontinued operations	—		—

Total assets	$22,376,988	$(1,724,636)	$20,652,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,633,912	$—	$1,633,912
Accounts payable, trade	929,755		929,755
Tobacco buyout program payable	—		—
Accrued expenses	1,025,437		1,025,437
Due to stockholders	50,000		50,000
Current income tax payable	126,000		126,000
Current liabilities of discontinued operations	—		—

Total current liabilities	3,765,104		3,765,104
Long-term debt, less current maturities	11,609,031		11,609,031
Liability for unrecognized tax benefits	2,200,000		2,200,000

Total liabilities	17,574,135		17,574,135

Stockholders’ equity:
Common stock	8,149		8,149
Additional paid-in-capital	99,032,767		99,032,767
Accumulated deficit	(94,238,063)	(1,724,636)	(95,962,699)

Total stockholder’s equity	4,802,853	(1,724,636)	3,078,217

Total liabilities and stockholders’ equity	$22,376,988	$(1,724,636)	$20,652,352

(CONTINUED)

18.	Restated Quarterly Financials for 2007 (continued):

Restated Balance Sheet at September 30, 2007 and Statement of Operations for the nine months ended September 30, 2007.

	CONSOLIDATED STATEMENT OF OPERATIONS Nine months ended September 30, 2007
	As Originally Reported	Adjustments	As Restated
Net Sales	$398,908	$—	$398,908
Less:
Product cost of goods sold	1,731,131		1,731,131
Federal excise tax	7,836		7,836
Department of Agriculture Tobacco Buyout Program assessment	668		668

Gross profit (loss)	(1,340,727)		(1,340,727)

Operating expenses:
Marketing and distribution	1,608,801		1,608,801
General and administrative	8,851,307		8,851,307
Depreciation	52,215		52,215
Research and development	52,162		52,162

Total operating expenses	10,564,485		10,564,485

Operating loss	(11,905,212)		(11,905,212)
Other income (expense):
Interest expense	(1,061,187)		(1,061,187)
Interest income	674,569		674,569
Loss on sale of interest income and reversionary interest in MSA escrow accounts	(26,982,426)		(26,982,426)
Gain on sale of tobacco curing barns	5,279,605	(1,724,636)	3,554,969
Loss on retirement of assets	(31,092)		(31,092)
Miscellaneous income	211,394		211,394

Loss before income taxes	(33,814,349)	(1,724,636)	(35,538,985)
Income tax benefit (expense)	(226,000)		(226,000)

Net loss from continuing operations	$(33,040,349)	(1,724,636)	$(35,764,985)
Discontinued operations:
Gain on sale of licensing rights	2,354,300		2,354,300
Income (loss) from discontinued operations	(2,739,982)		(2,739,982)

Total discontinued operations	(385,682)		(385,682)

Net Loss	$(34,426,031)	$(1,724,636)	$(36,150,667)

Net income (loss) per common share; basic and diluted:
Continuing operations	$(0.42)	$(0.02)	$(0.44)
Discontinued operations	(0.01)	—	(0.01)

Basic and diluted loss per common share	$(0.43)	$(0.02)	$(0.45)

Weighted average shares outstanding, basic and diluted	80,026,622	80,026,622	80,026,622