Form 10-Q
period 2008-03-31
STAR SCIENTIFIC INC
filed 2008-05-12
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Common Stock, $0.0001 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 1, 2008, 89,637,685 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

ii

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

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

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Part II – Item 1A – Risk Factors” of this Report and “Part I – Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008 (“Annual Report”).

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in “Part II – Item 1A – Risk Factors” of this Report and “Part I–Item 1A–Risk Factors” of our Annual Report in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,831,713	$8,881,341
Accounts receivable, trade	61,914	104,641
Receivable from sale of licensing rights	1,103,610	1,078,477
Inventories	517,687	420,435
Prepaid expenses and other current assets	525,007	606,189

Total current assets	18,039,931	11,091,083
Property, plant and equipment, net	1,920,042	1,985,711
Idle equipment	299,700	299,700
Intangible assets, net of accumulated amortization	711,036	724,472
Receivable from sale of licensing rights, less current maturities	435,852	721,361
MSA Escrow funds	9,071	4,271

Total assets	$21,415,632	$14,826,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,611,928	$1,611,928
Accounts payable, trade	709,957	887,444
Accrued expenses	877,765	929,011
Due to stockholders	50,000	50,000

Total current liabilities	3,249,650	3,478,383
Long-term debt, less current maturities	10,707,882	11,110,864
Deferred tax liability	2,265,000	2,225,000

Total liabilities	16,222,532	16,814,247

Commitments and contingencies (note 9 )	—	—
Stockholders’ equity (deficit):
Common stock(A)	8,964	8,149
Additional paid-in capital	111,971,994	99,274,482
Accumulated deficit	(106,787,858)	(101,270,280)

Total stockholders’ equity (deficit)	5,193,100	(1,987,649)

Total liabilities and Stockholders’ equity (deficit)	$21,415,632	$14,826,598

(A)	$0.0001 par value per share, 135,000,000 shares authorized, 89,637,685 and 81,487,715 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Net sales	$145,651	$151,136
Less:
Product cost of goods sold	454,792	470,872
Federal excise taxes	14,379	1,656
Department of Agriculture Tobacco Buyout Program assessment	197	156

Gross profit (loss)	(323,717)	(321,548)

Operating expenses:
Marketing and distribution	1,373,462	341,284
General and administrative	3,661,568	2,936,423
Research and development	8,222	5,771

Total operating expenses	5,043,252	3,283,478

Operating loss	(5,366,969)	(3,605,026)
Other income (expense):
Interest income	121,695	355,053
Interest expense	(233,826)	(409,798)
Loss on sale of interest income and reversionary interest in MSA escrow accounts)	—	(26,831,439)
Gain on sale of tobacco curing barns	—	3,554,979
Loss on retirement of assets	—	(31,092)
Miscellaneous income (expense)	1,522	(1,334)

Loss before income taxes	(5,477,578)	(26,968,657)
Discontinued operations	—	(913,442)
Income tax expense	(40,000)	(315,000)

Net loss	$(5,517,578)	$(28,197,099)

Basic and diluted loss per common share continuing operations	$(0.07)	$(0.34)
Basic and diluted loss per common share discontinued operations	—	(0.02)

Net loss basic and diluted per common share	$(0.07)	$(0.36)

Weighted average shares outstanding, basic and diluted	82,786,895	79,280,176

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2007	81,487,715	$8,149	$99,274,482	$(101,270,280)	$(1,987,649)
Equity sale	8,149,970	815	12,499,185	—	12,500,000
Stock option compensation	—	—	198,327	—	198,327
Net Loss	—	—	—	(5,517,578)	(5,517,578)

Balances, March 31, 2008 (unaudited)	89,637,685	$8,964	$111,971,994	$(106,787,858)	$5,193,100

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(5,517,578)	$(28,197,099)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	161,832	165,228
Provision for bad debt	18,000	—
Loss on sale of interest income and reversionary interest in MSA escrow accounts	—	26,831,439
Gain on sale of tobacco curing barns	—	(3,554,979)
Loss on retirement of assets	—	31,092
Stock based compensation	198,328	—
Liability for unrecognized tax benefits	40,000	25,000
Increase (decrease) in cash resulting from changes in:
Current assets	8,653	1,801,084
Current liabilities	(228,730)	(383,048)

Net cash flows from operating activities	(5,319,495)	(3,281,283)

Investing activities:
Purchase of intangible assets	(1,738)	(1,426)
Purchase of property and equipment	(80,989)	—
Proceeds from sale of tobacco curing barns	—	11,614,100
Proceeds from sale of licensing rights	260,376	—

Net cash flows from investing activities	177,649	11,612,674

Financing activities:
Proceeds from issuance of common stock	12,500,000	81,113
Payments on long-term debt and capital lease obligation	(402,982)	(4,290,765)

Net cash flows from financing activities	12,097,018	(4,209,652)

Deposits to MSA escrow fund	(4,800)	(1,394)
Proceeds from sale of MSA escrow accounts	—	11,499,188

Increase in cash and cash equivalents	6,950,372	15,619,533
Cash and cash equivalents, beginning of period	8,881,341	4,297,467

Cash and cash equivalents, end of period	$15,831,713	$19,917,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$233,827	$409,798

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1.	Basis of Preparation

Unless the context requires otherwise, all references in this Report to “Star Scientific,” “Company,” “we,” “our,” “us” and similar terms refer to Star Scientific, Inc. and its wholly owned subsidiaries Star Tobacco, Inc., a Virginia corporation, and Star Pharma, Inc., a Delaware corporation, which also may be referred to in this Report as “Star Tobacco” and “Star Pharma.”

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2007, 2006, and 2005 included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008 (the “Annual Report”).

2.	Summary of Significant Accounting Policies

Basic and Diluted Loss per Share:

The Company had net losses during the three months ended March 31, 2008 and 2007. Common shares issuable upon the exercise or conversion of derivative securities are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. Diluted loss per share is the same as basic loss per share as the effect of all options and warrants outstanding is anti-dilutive.

Taxes Collected from Customers and Remitted to Government Authorities:

The Company pays Federal excise taxes on the sale of dissolvable tobacco and remits these amounts to government authorities. The Company has included excise taxes of approximately $2,475 and $1,124 in net sales and cost of goods sold in the accompanying condensed consolidated financial statements for the three months ended March 31, 2008 and 2007, respectively.

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

Recent Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB subsequently issued FAS 157-2 extending the adoption for non financial assets and liabilities for one year. Accordingly, the Company has not determined the impact on its financial statements of this accounting standard however it does not expect it to have a material impact on the Company’s financial position, results of operations or cash flows.

The Company maintains all of its excess cash reserves in short term money market accounts or certificates of deposits which do not have market implications to their values. Therefore, the Fair Value Measurements are not applicable to the Company at this time.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FASP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

3.	Discontinued Operations

As discussed in Note 3 to the Company’s consolidated financial statements included in its Annual Report, the Company discontinued its cigarette manufacturing and sales as of June 10, 2007.

The following represents a summary of the Company’s operating results on the disposition of the cigarette operations for the three months ended March 31, 2007.

Net sales	$4,268,306
Cost of goods sold	4,103,789

Gross margin (loss)	164,517
Operating expenses	1,077,959

Operating income (loss)	$(913,442)

4.	Liquidity and Capital Resources

The Company’s recurring losses generated by operations continue to impose significant demands on its liquidity. The Company’s future prospects are dependant on improvement in the performance and consumer acceptance of its low-TSNA dissolvable tobacco products. In March and May 2008, the Company raised an additional $12.5 million and $4.0 million, respectively, in capital through private placements of its common stock and warrants. See Note 7 and Note 10 for further discussion of these transactions. With the net proceeds from these transactions the Company believes it has enough working capital to support its operations at least through March 2009. However, absent the successful completion of the Company’s ongoing patent infringement lawsuit against RJ Reynolds Tobacco Company, or RJR, the exercise of outstanding warrants or a substantial improvement in revenues and/or royalties from smokeless tobacco products, the Company believes it will have to pursue additional sources of funds in the first quarter of 2009. The Company may also decide to raise additional funds prior to the first quarter of 2009 based upon the current market conditions and capital raising opportunities.

The Company had a consolidated loss for the three months ended March 31, 2008 of approximately $5.5 million.

5.	Inventories

Inventories consist of the following as of March 31, 2008:

Raw materials	$103,656
Packaging materials	349,872
Finished goods	64,159

$517,687

6.	Long-Term Debt

Long-term debt consists of the following as of March 31, 2008:

Notes payable collateralized by any remaining tobacco leaf inventory and the Company’s remaining tobacco curing barns payable in 96 monthly installments of approximately $134,327 until August 2010 and then $208,000 until fully paid in December 2013 plus interest at prime plus 1%..	$12,319,810
Less current maturities	1,611,928

Long term portion of debt	$10,707,882

The future maturities of long-term debt without regard to potential royalty offsets are as follows:

Years ending December 31,
2008	$1,611,928
2009	1,611,928
2010	2,202,237
2011	2,497,392
2012	2,497,392
Thereafter	1,898,933

Total notes payable and long term debt	$12,319,810

7.	Stockholders’ Equity

March 2008 Private Placements:

On March 13, 2008 and March 14, 2008, the Company entered into Securities Purchase Agreement and Registration Rights Agreements (the “Agreements”) with selected accredited investors (the “Investors”), to sell 4,838,711 of its common stock, par value $0.0001 per share (“Common Stock”), at $1.55 per share and 3,311,259 shares of its Common Stock at $1.51 per shares (collectively, the “Shares”), respectively, and warrants to purchase an aggregate of 8,149,970 shares of Common Stock at an exercise price of $2.00 (the “Warrants” and together with the Shares, the “Securities”), which resulted in gross proceeds to the Company of $12.5 million (the “Offering”). The Warrants are first exercisable in September 2008, six months after the closing of the Offering, and expire five years after the date that the Warrants are first exercisable. The Warrants are also callable by the Company if the price of the Common Stock exceeds $6.00 per share as quoted on an approved market for 20 consecutive trading days. Additionally, the Agreements granted the Investors certain registration rights with respect to the Securities.

The Company registered the Shares and Common Stock to be issued upon exercise of the Warrants for resale by the Investors under the Securities Act of 1933, as amended (the “Securities Act”), on a Registration Statement on Form S-3, which was declared effective by the SEC on April 14, 2008. The Securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The Offering was made only to accredited investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The Company relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated there under.

Additionally, on March 14, 2008, Jonnie R. Williams, the Company’s largest shareholder and Chief Executive Officer, executed a letter agreement under which he committed to make available to the Company up to $2.0 million until the earlier of March 31, 2009 and the date the Company receives an additional $2.0 million in capital through an equity investment. See Note 10 for a further discussion of the March 14, 2008 agreement with Mr. Williams.

Manchester Warrant Adjustments:

In March 2008, the Company was required to adjust the exercise price and the number of warrants issued to Manchester Securities Corporation (“Manchester”) under a 2004 warrant agreement with Manchester for 541,987 shares as previously adjusted (the “2004 Warrants”). Under the terms of the 2004 Warrants, since the Company, pursuant to the March 2008 Agreements, sold shares of Common Stock at an effective price per share below $3.78 per share, Manchester was entitled to a reduction in the exercise price of the 2004 Warrants from $3.78 per share to approximately $3.38 per share and to receive 52,647 additional warrants to purchase Common Stock.

Warrants:

The Company issues common stock warrants in connection with the private placement of shares of its Common Stock to investors as an additional incentive for investors to provide long-term capital to the Company and as additional compensation to consultants and advisors. The warrants sold in connection with private placements are issued with negotiated exercise prices and generally have a per share exercise price at or above the last consolidated closing bid price of the Company’s Common Stock as reported on the Nasdaq Global Market on the trading day immediately preceding the closing of the private placement pursuant to which the warrants were issued. The warrants have been issued for various terms ranging from several months to ten years. Including the warrants issued in the Offering, the Company had 13,455,130 outstanding at March 31, 2008 with a weighted average exercise price of $2.07 per share.

Stock Option Plans:

The Company adopted its 1998 Stock Option Plan and a 2000 Equity Incentive Plan (collectively, the “Plans”), which provide for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. The Plans provide for grants of both qualified and non-qualified stock options to purchase up to 8,000,000 shares at a purchase price equal to the fair market value on the date of grant in the case of qualified options granted to employees.

During the first quarter of 2008, the Company issued 200,000 options to an employee, of which 100,000 vested immediately and amortized the costs of unvested options issued, accounting for $198,328 of stock based compensation. At March 31, 2008, there were 5,858,200 options issued and outstanding with a weighted average exercise price of $2.54 per share.

A summary of the status of the Company’s unvested stock options at March 31, 2008, and changes during the quarter then ended, is presented below.

Nonvested Stock Options	Shares	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2007	360,000	$0.89
Granted	100,000	1.46
Vested	(100,000)	0.93
Forfeited	—	—

Nonvested at March 31, 2008	360,000	$1.04

As of March 31, 2008, there was $275,524 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately one year.

Net Loss Basic and Diluted Per Common Share:

Due to the Company’s net losses, both basic and diluted loss per share were $(0.07) for the three months ended March 31, 2008. An aggregate of 19,313,330 stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.

8.	Income Taxes

The Company has not received a ruling from the Internal Revenue Service for the tax years ended December 31, 2001 through 2004, which are under examination. The Company recognized interest and penalties related to the liability for the uncertain tax position in income tax expense in accordance with FIN 48. The Company has not recognized the potential direct tax liability arising from the Internal Revenue Service examination of the Company’s tax years 2001, 2002 and 2003. The Company recognized an additional $40,000 of interest expense associated with uncertain tax positions as of March 31, 2008.

Management believes it is reasonably possible that a significant portion of the liability for uncertain tax positions could decrease over the next nine to twelve-month period based on the ultimate resolution of the Company’s Internal Revenue Service examination. The earliest tax year of the Company’s tax returns open to examination by a major taxing jurisdiction is 2001.

9.	Commitments, Contingencies and Other Matters

Obligations Under Master Settlement Agreement:

As of April 14, 2008, the Company deposited approximately $327,000 into escrow to cover the sale of cigarettes in MSA states for the year ended December 31, 2007. The Company’s MSA escrow obligations have been reduced significantly over time as it decreased sales in MSA states. The Company will continue to receive the interest earned on the approximately $327,000 deposited into escrow for 2007 cigarette sales. Also, the Company is seeking reimbursement for certain of its 2007 escrow costs under agreements with distributors that require those customers to cover this cost, if product sold to them is subsequently tax stamped in an MSA state.

RJR Litigation:

The Company continues to await the decision by the Federal Circuit Court of Appeals on its appeal of decisions issued by the district court in its patent infringement litigation against RJR. There has been no change in the legal fee arrangements relating to this litigation since December 31, 2007.

Virginia Sales and Use Tax Assessment:

There has been no change in the status of the Virginia Sales and Use Tax assessment against the Company with respect to its tobacco curing barns since December 31, 2007.

10.	Subsequent Events

Stock Option Issuance:

On May 6, 2008, the Company’s Board of Directors, upon recommendation from the Compensation Committee, approved the issuance of a total of 1,625,000 options under the Plans to Paul L. Perito, the Company’s President and Chief Operating Officer, Jonnie R. Williams, the Company’s Chief Executive Officer, Robert E. Pokusa, the Company’s General Counsel, Sara Troy Machir, the Company’s Vice President of Investor Relations, and Park A. Dodd, III, the Company’s Chief Financial Officer. The options granted vested immediately upon the Board of Director’s approval of the grants.

The Company will recognize approximately $2.2 million of non-cash expense related to these options in its second fiscal quarter ending June 30, 2008.

May 2008 Private Placements:

On May 12, 2008, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement (the “May Agreement”) with certain accredited investors (the “May Investors”), to sell 2,469,135 shares of its

Common Stock at $1.62 per share (collectively, the “May Shares”) and warrants to purchase an aggregate of 2,469,135 shares of Common Stock at an exercise price of $2.00 per share (the “May Warrants” and together with the May Shares, the “May Securities”), in return for gross proceeds to the Company of $4.0 million (the “May Offering”). The May Warrants are first exercisable six months after the closing of the May Offering and expire five years after the date that the May Warrants are first exercisable. The May Warrants are also callable by the Company if the price of the Common Stock exceeds $6.00 per share as quoted on an approved market for twenty consecutive trading days. Additionally, the May Agreement grants the Investors certain registration rights with respect to the Securities.

As a result of the May Offering, the Company will be required to adjust the exercise price and the number of warrants issued to Manchester Securities Corporation (“Manchester”) under a 2004 warrant agreement with Manchester for 594,634 shares as previously adjusted (the “2004 Warrants”). Under the terms of the 2004 Warrants, since the Company, pursuant to the May Agreement, sold shares of Common Stock at an effective price per share below $3.38 per share, Manchester will be entitled to a reduction in the exercise price of the 2004 Warrants from $3.38 per share to approximately $3.29 per share and to receive approximately 14,756 additional warrants to purchase Common Stock.

On March 14, 2008, Jonnie R. Williams, the Company’s largest shareholder and Chief Executive Officer, executed a letter agreement under which he committed to make available to the Company up to $2.0 million until the earlier of March 31, 2009 and the date the Company received an additional $2.0 million in capital through an equity investment. Because the Company will receive over $2.0 million in proceeds from the May Offering, upon receipt of such proceeds, the March 14, 2008 agreement with Mr. Williams will no longer be in effect in accordance with its terms.

Related Party Transaction:

Starwood Industries, LLC (“Starwood”), a company in which Mr. Williams, the Company’s Chief Executive Officer, is a principal, owns an aircraft that is used by the Company from time to time. The Company has an agreement with Starwood to pay a contracted rate per hour for the use of the aircraft. This agreement does not provide for an adjustment based on the increased cost of fuel. During the year ended December 31, 2007 and the three months ended March 31, 2008, fuel costs exceeded the standard rate set forth in the agreement and, accordingly, Starwood requested a fuel surcharge applicable to the Company’s use of the aircraft, a practice common in the aircraft industry. Given Mr. William’s relationship with Starwood, any payment to Starwood by the Company constitutes a related party transaction that must be pre-approved by the Company’s Audit Committee. On May 6, 2008, the Company’s Audit Committee approved a $529,672 payment to Starwood in satisfaction of the fuel surcharge related to the Company’s use of the aircraft during this period. This expense will be included in the Company’s operating expenses for the period ending June 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

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

We currently are focusing our tobacco manufacturing and sales efforts on our dissolvable low-TSNA smokeless tobacco products, consistent with our previously announced plans to exit from the cigarette business. To facilitate this strategy, on May 10, 2007, we entered into a license agreement with Tantus Tobacco, LLC, or Tantus, for the exclusive license of our cigarette trademarks Sport®, MainStreet® and GSmoke® to Tantus. We ceased the sale of those brands as of June 8, 2007 and discontinued our cigarette operations at that time.

In the period from 1999 through 2003, we purchased or arranged for the purchase of very low-TSNA flue-cured tobacco cured by farmers using the StarCured® tobacco curing process for resale to Brown & Williamson Tobacco Corporation, or B&W. We suspended the purchase and sale of such low-TSNA flue-cured tobacco in 2004 after B&W indicated it would not make further purchases from us. In March 2007, we sold approximately 990 of our tobacco curing barns. The sale of these barns was made exclusively to farmers who had been participants in our StarCured® tobacco curing program. We continue to own 37 StarCured® barns that will be used to ensure we have an adequate supply of StarCured® tobacco for our low-TSNA dissolvable smokeless tobacco products, and for other needs.

Over the last several years, we have expended significant time and resources on the development of our very-low TSNA tobacco and dissolvable smokeless tobacco products, our patent infringement litigation against RJ Reynolds Tobacco Company, or RJR, and our efforts to market our smokeless tobacco products. While product licensing royalties and smokeless tobacco sales have been de minimis to date, we intend to continue our efforts to develop and sell smokeless tobacco products, and to pursue licensing arrangements for those products and related technology.

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

The recurring losses generated by operations continue to impose significant demands on our liquidity. As of March 31, 2008, we had approximately $14.8 million of working capital of which approximately $15.8 million was cash.

With the proceeds from our recent equity financings, we anticipate we will have sufficient funds to support our operations at least through March 2009. See Notes 7 and 10 to our consolidated financial statements included elsewhere in this Report. However, absent the successful completion of our ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants or a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it will be necessary to pursue additional sources of funds in the first quarter of 2009. However, depending upon the current market conditions and capital raising opportunities, we may determine to seek additional funds before that date.

Smokeless Tobacco. The net sales of our smokeless products for the first quarter 2008 were comparable to sales for the first quarter 2007. However, for both periods sales continued to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at break-even levels. STONEWALL Hard Snuff® represents a majority of our hard tobacco sales. We continue to work to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products, and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts, which if successful, would likely contribute to consumer acceptance of our smokeless tobacco products.

Development of Tobacco-based Pharmaceutical Products. In June 2007, we announced the incorporation in Delaware of Star Pharma, our new wholly owned subsidiary, to act as a vehicle for the pursuit of a range of pharmaceutical products, including products that have a botanical, tobacco-based component. These will include products for the treatment of tobacco dependence, as well as products that would utilize certain monoamine oxidase inhibitor (MAO) agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression. Star Pharma will operate under a sublicense with respect to the intellectual property to which Star Scientific is the exclusive licensee, which includes patents for producing tobacco with very low-TSNA levels and patents for using MAO inhibitors in tobacco to treat various neurological conditions. This sublicense agreement was entered into between Star Scientific and Star Pharma in December 2007. In February 2008, Curtis Wright, MD, MPH joined Star Pharma as its Senior Vice President,

Medical/Clinical Director and began working in that capacity on a full-time basis as of March 17, 2008. Dr. Wright has had an extensive industry career in the drug development field, in addition to having served for several years in a number of senior scientific positions in the FDA’s Center for Drug Evaluation and Research, including Deputy Director and subsequently Acting Director of that division.

Licensing. We have an exclusive, worldwide license from Regent Court Technologies, LLC under twelve U.S. patents issued and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. We continue to pursue means of collecting royalties with respect to this curing technology, including through arrangements described below and through our patent infringement lawsuit against RJR. However, in the Company’s patent litigation against RJR, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that two of the Company’s patents which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite, and in June 2007 granted RJR’s defense of inequitable conduct. These decisions have been appealed to the United States Court of Appeals for the Federal Circuit and oral argument on the appeal was held on March 7, 2008. We are currently awaiting a decision on the appeal. If these decisions are not reversed on appeal, the two patents at issue in the RJR litigation will continue to be invalid and unenforceable.

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

Impact of the MSA and Other Legislation Relating to Cigarettes and Smokeless Tobacco Products. On March 14, 2007, we sold the rights, title and interest in and to all income from and reversionary interest in our MSA escrow accounts, including the Company’s 2006 MSA escrow deposits made in April 2007. While the escrow accounts will remain in our name and be available to satisfy a portion of any judgments or settlements by the Settling States for twenty-five years after deposit, we no longer receive the interest generated by the MSA escrow accounts for those years and will have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy portions of any such judgments or settlements by the Settling States.

Our MSA escrow obligations have been reduced significantly over time as we decreased sales in the MSA states. Further, on May 10, 2007, we entered into a license agreement with Tantus for the exclusive license of the Company’s trademarks Sport®, MainStreet® and GSmoke®. We ceased the manufacturing of cigarettes as of June 8, 2007 and sought to withdraw the certifications for our cigarette brands in all of the MSA states. As a result, we do not anticipate having MSA escrow obligations in the future.

Beyond restrictions on cigarette sales, a number of states have sought to impose limits on flavors that could be used for smoked, as well as smokeless tobacco products. To date, no states have imposed restrictions on the types of flavors that could be used for smokeless tobacco products, although such legislation has been introduced in Hawaii, West Virginia and Massachusetts this year. In June 2007, legislation was enacted in Maine that prohibits the sale of certain flavored cigarettes and cigars. An amendment was also added to the Maine bill that prohibited the sale of dissolvable smokeless tobacco products in that state after September 2007. A bill overturning the ban on dissolvable smokeless tobacco in Maine was introduced in January 2008. That legislation was reported unanimously out of the Joint Committee on Health and subsequently approved by the Full House and Senate as emergency legislation. The repeal of the ban was signed by the governor on March 5, 2008 and became immediately effective on that date. As in previous years, bills providing the FDA with regulatory oversight over all tobacco products were introduced in both the Senate and House in 2007 (S.625 and H.R. 1108). On July 31, 2007, the Senate Committee on Health, Education, Labor and Pensions approved the Senate version of the bill and a hearing on the bill was held in the House in October 2007. On April 2, 2008, the House Energy & Commerce Committee approved the House version of the bill. No date has been set for a vote by either the full Senate or the full House on the bill, and both bills remain pending.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB subsequently issued FAS 157-2 extending the adoption for non financial assets and liabilities for one year. Accordingly, we have not determined the impact on our financial statements of this accounting standard, however, we do not expect that it will have a material impact on our financial position, results of operations or cash flows.

We maintain all of our excess cash reserves in short-term money market or certificates of deposits which do not have market implications to their values. Therefore the Fair Value Measurements are not applicable to our company at this time.

In April 2008, FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FASP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We have not yet determined the impact of this accounting standard on our financial statements.

Results of Operations

The Company’s unaudited condensed consolidated results for the periods ended March 31, 2008 and 2007 are summarized in the following table:

	Three Months Ended March 31,
	2008	2007
Net sales	$145,651	$151,136
Cost of goods sold	454,792	470,872
Federal excise tax	14,379	1,656
Department of Agriculture Payment	197	156

Gross profit (loss)	(323,717)	(321,548)

Total operating expenses	5,043,252	3,283,478

Operating loss	(5,366,969)	(3,605,026)

Net loss from continuing operations	$(5,517,578)	$(27,283,657)
Discontinued operations	—	(913,442)

Net loss	$(5,517,578)	$(28,197,099)

Basic and diluted loss per common share continuing operations	$(0.07)	$(0.34)
Basic and diluted loss per common share discontinued operations	—	(0.02)

Basic and diluted loss per common share net loss	$(0.07)	$(0.36)

Weighted average shares outstanding	82,786,895	79,280,176

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Sales. During the first quarter of 2008, our dissolvable tobacco sales decreased 3.6% to $145,651 compared to approximately $151,136 during the first quarter 2007. While sales in the first quarter of 2008 were slightly lower than first quarter 2007 sales, they tended to reflect customary sales patterns. In contrast, the first quarter 2007 sales were influenced by the national introduction of our Stonewall Natural Blend which accounted for approximately 46% of those sales.

Gross Profit (loss). Gross loss increased approximately $2,169 in the first quarter of 2008 to approximately $323,717 from a gross loss of approximately $321,548 in the first quarter of 2007.

Total Operating Expenses. Total operating expenses increased by approximately $1.7 million to approximately $5.0 million for the first quarter of 2008 from approximately $3.3 million for the first quarter of 2007. General and administrative costs increased approximately $0.7 million, and marketing and distribution costs increased by approximately $1.0 million. Research and development costs remained de minimis in both periods.

Marketing and Distribution Expenses. Marketing and distribution expenses totaled approximately $1.4 million for the first quarter of 2008, an increase of approximately $1.0 million, or 302%, compared to approximately $0.4 million for the first quarter of 2007. This increase reflects $0.6 in promotions, $0.3 million for sales personnel and $0.1 in retail coupon issuance costs.

General and Administrative Expenses. General and administrative expenses totaled approximately $3.7 million for the first quarter of 2008, an increase of approximately $0.7 million, or 19%, compared to approximately $3.0 million for the first quarter of 2007. During the first quarter of 2008, there were increases in legal cost of $0.1 million associated with our RJR appeal, stock-based compensation of $0.2 million and executive travel of $0.8 million. Those increased costs were offset, in part, by decreases of $0.1 million in accounting fees, $0.1million in director fees and $0.2 million in office rent.

Research and Development Expenses. We expect to maintain our spending on research at a de minimis level while we continue to concentrate on our patent infringement lawsuit against RJR. Consistent with our efforts to cut costs, we have deferred our research projects since the last half of 2003, and we have not convened a meeting of our Scientific Advisory Board during this period. Presently, our research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards linked with the use of conventional smoked and smokeless tobacco products, and encouraging scientists in the U.S. and Europe to pursue TSNA-related research. While our research work has been deferred as a result of a lack of available working capital, we have designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk; to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco; and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. However, because of monetary constraints we are not moving forward with these studies at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. We hope to renew research and development efforts in 2008, subject to the availability of funds, and to pursue the development of a range of tobacco-based pharmaceutical products through our subsidiary, Star Pharma, which was incorporated in June 2007. The extent of future research and development efforts will depend, in part, on the results of the RJR litigation.

Interest Income and Expense. We had interest income of $121,695 in the first quarter of 2008 and interest expense of $233,826, for a net interest expense of $112,131. In the first quarter of 2007, we had interest income of $355,053 and interest expense of $409,798 for a net interest expense of $54,745. The lower interest expense in the first quarter 2008 reflects the impact of the $2.9 million prepayment of the RJR long-term debt in March 2007 and the payoff of the RJR account payable balance in August 2007. The lower interest income during the first quarter of 2008 is due to the decrease in interest earned as a result of the sale of the interest stream in our MSA escrow accounts.

Income Tax Expense. We recorded $40,000 of estimated income taxes for interest on liabilities for unrecognized tax benefits during the first quarter of 2008 pertaining to the estimated taxes due from the Internal Revenue Service’s examination for tax years 2001, 2002 and 2003, compared to $25,000 for the first quarter of 2007. In the first quarter 2007, we also recorded $290,000 in estimated taxes due on the sale of our MSA escrow accounts and tobacco curing barns, which were offset during 2007 by other operating losses.

Discontinued Operations. We discontinued the manufacturing and sales of our discount cigarettes as of June 10, 2007.

The following table summarizes our operating results on the disposition of our cigarette operations for the three months ended March 31, 2007:

Net sales	$4,268,306
Cost of goods sold	4,103,789

Gross margin (loss)	164,517
Operating expenses	1,077,959

Total loss from discontinued operations	$(913,442)

Net Loss. We had a net loss of approximately $5.5 million for the first quarter 2008 compared to a net loss of approximately $ 28.2 million for the first quarter of 2007. The net loss in 2007 reflects the impact of the $26.8 million loss associated with our sale of the interest stream and reversionary interest in our MSA escrow accounts and an operating loss of approximately $4.5 million offset by a $3.6 million gain from the sale of approximately 990 tobacco curing barns.

At March 31, 2008, we had a basic and diluted loss per share of $(0.07) compared to a basic and diluted loss per share of $(0.36) at March 31, 2007.

Liquidity and Capital Resources

We have been operating at a loss for the past five years. Our future prospects are dependent on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Also, our long-term prospects are dependent on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, the ability to generate revenues through such royalty payments are also dependent upon the successful completion of the Company’s ongoing patent infringement lawsuit against RJR. In that lawsuit, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that two of our patents which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite and, in June 2007, the Court issued a ruling that granted RJR’s inequitable conduct defense, with respect to the patents at issue in the case. That ruling and the two rulings issued in January 2007 have been appealed to the United States Court of Appeals for the Federal Circuit. Oral argument on the appeal was held on March 7, 2008, and we are awaiting a decision on this appeal from the Federal Circuit.

As of March 31, 2008, we had a working capital surplus of approximately $14.8 million, which included cash of approximately $15.8 million. Future cash needs during the next twelve months include:

•	approximately $ 1.0 million for the trial portion of our patent litigation, assuming success on appeal;

•	monthly principal and interest payments of approximately $230,000 in connection with the repayment of the Company’s long-term debt; and

•	funding of other aspects of our current operations in light of continued operating losses.

We expect to continue to incur losses in connection with the sale of our smokeless tobacco products for the foreseeable future. While unit sales of smokeless tobacco have been increasing quarter to quarter, substantially increased sales will be required to reach a breakeven level for these products. Star Pharma has had no revenues or appreciable operating expenses to date. Given the typical long lead time for federal approval of any pharmaceutical products, we do not expect that Star Pharma will generate any revenues for the foreseeable future, but rather that Star Pharma will focus its efforts on the research and development aspects of a range of pharmaceuticals, including products having a botanical, tobacco-based component, assuming sufficient capital can be generated to support such activities.

With the proceeds from the recent transactions, we anticipate that we will have sufficient funds to support our operations at least through March 2009. See Notes 7 and 10 to our consolidated financial statements included elsewhere in this Report. However, absent the successful completion of the Company’s ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, or a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it will be necessary to pursue additional sources of funds during the first quarter 2009. However, depending upon the current market conditions and capital raising opportunities, we may decide to seek additional funds before that time. There can be no assurance that we will be successful in obtaining such funding at commercially reasonable terms, if at all.

We expect to continue to pursue opportunities for licensing our smokeless tobacco products and expanding our sales and marketing efforts. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our long-term loan agreements. Moreover, our ability to raise future financings on terms acceptable to us (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Summary of Balances and Recent Sources and Uses

As of March 31, 2008, we had positive working capital of approximately $14.8 million, approximately $15.8 million in cash and cash equivalents and approximately $61,914 of accounts receivable, compared to working capital of approximately $7.6 million, approximately $8.9 million in cash and cash equivalents, and approximately $104,641 in accounts receivable, as of December 31, 2007.

Net Cash From Operating Activities. During the three months ended March 31, 2008, approximately $5.3 million of cash was used in operating activities compared to approximately $3.3 million of cash used in operating activities during the three months ended March 31, 2007. Cash used in operations was approximately $1.0 million higher during the three months ended March 31, 2008, primarily as a result of increases in marketing and distribution expense of approximately $ 1.0 million and executive travel of $0.8 million.

Net Cash From Investing Activities. During the first quarter of 2008, there was a total of $177,649 of cash generated by investing activities, primarily reflecting proceeds from licensing receivables. During the first quarter of 2007, there was $11.6 million cash generated by investing activities primarily from the sale of approximately 990 tobacco curing barns.

Net Cash From Financing Activities. During the first quarter of 2008, a net amount of approximately $12.1 million was generated in financing activities. Of that amount, $12.5 million was generated by the private placement of our common stock and warrants in March 2008 and $0.4 million of those proceeds were offset by the repayment of our long-term debt.

Net Cash Used in MSA Escrow Payments. In March 2007, we assigned all of our right to the interest stream and any reversionary interest in the MSA escrow accounts through 2006 for net proceeds of approximately $11.5 million. While the escrow accounts will remain in the Company’s name and be available to satisfy judgments or settlements by the Settling States for twenty-five years after deposit, we no longer receive the interest generated by those MSA escrow accounts and have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy judgments or settlements by the Settling States. As of April 14, 2008, we had deposited approximately $327,000 into escrow for sale of cigarettes in the MSA states in 2007. We will continue to receive the interest earned on the approximately $327,000 deposited into escrow for 2007 cigarette sales. Also, we are seeking reimbursement for certain of our 2007 escrow costs under agreements with distributors that require those customers to cover this cost, if products sold to them in a non-MSA state is subsequently tax stamped in an MSA state.

Cash Demands on Operations

We continue to experience operating losses. For the first quarter of 2008, sales of our dissolvable tobacco products totaled approximately $145,651, a decline of approximately $5,500, or 3.6%, from approximately $151,136 during the first quarter of 2007. Our net working capital and results of operations do not reflect our obligation to make MSA escrow deposits for 2007 sales. As of April 14, 2008, we made payment of approximately $327,000 for MSA sales in 2007. Given the fact that we ceased manufacturing and selling cigarettes in June 2007 and sought to have our certification for cigarette sales in the MSA states withdrawn in 2007, we do not anticipate having further MSA escrow obligations for cigarette sales in 2008 or thereafter.

We have spent a significant amount of money in connection with the development and protection of our intellectual property portfolio, principally in connection with our patent infringement litigation against RJR. We recognize that in order to protect and defend our intellectual property, additional capital will need to be spent in connection with our ongoing patent litigation matters.

Contingent Liabilities and Cash Demands

Long-Term Debt Agreements. Under a Restated Master Agreement, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we currently owe approximately $12.3 million in long-term tobacco curing barn loans. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly payments that began on January 1, 2006. The debt is secured by any remaining tobacco leaf inventory and our remaining tobacco curing barns. Once the outstanding loan balance is reduced to $10.0 million, the collateral will be released.

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

We have appealed to the United States Court of Appeals for the Federal Circuit a decision by the United States District Court for the District of Maryland that the two patents at issue in our patent infringement lawsuit against RJR are indefinite, a ruling on the priority date of the patents and the ruling in favor of RJR on its inequitable conduct defense. Oral argument on the appeal was heard on March 7, 2008 and we are awaiting a decision from the Federal Circuit. We anticipate incurring significant expenses in terms of legal fees and costs in connection with the trial potion of the RJR litigation, assuming success on our pending appeal.

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

There have been no changes in the status of our Internal Revenue Service Examination or our Virginia Sales and Use Tax Assessment since the filing of our Annual Report.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not significant.

Our long-term borrowings bear interest at a variable rate of prime plus 1%. Accordingly, we do not believe that we are subject to significant interest rate exposure.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

As disclosed our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008, our Chief Executive Officer and Chief Financial Officer concluded, based on an evaluation of the Company’s disclosure controls and procedures for the year ended December 31, 2007, that as of December 31, 2007, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of a lack of effective coordination and communication among the Company’s Accounting Department and Legal Department with respect to the reporting of the payment of a series of additional director fees, beyond fees paid for attending Board and committee meetings. These additional director fees were for services provided by Dr. Christopher Chapman, a member of Company’s Board of Directors, in April, May and June of 2007, unrelated to Dr. Chapman’s Board service, and which collectively totaled $26,000. Dr. Chapman offered and agreed to offset these payments against customary Board fees otherwise earned in 2008 and, on April 17, 2008, through the before-mentioned offsets and an additional payment in the amount of $500, Dr. Chapman completed full repayment of the additional fees paid to him in 2007. In response to identifying this failure to properly report the receipt of these payments, management approved a policy that requires pre-clearance of any payments to members of the Board or any committee thereof with the Company’s General Counsel.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of March 31, 2008, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

As disclosed our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008, management and our independent registered public accounting firm identified a material error relating to the reconciliation of Fixed Assets and Accumulated Depreciation general ledger accounts to underlying detailed records. Management changed the reconciliation process at year end 2007 to improve the reconciliation procedure. The change uncovered a material error in the Company’s first quarter 2007 financial statements pertaining to the gain on the sale of the Company’s tobacco curing barns. The gain was overstated $1.7 million as not all the asset value associated with the sold assets was included in the calculation and the appropriate asset values were not removed from the Balance Sheet. Management’s improved reconciliation procedure has and will be utilized for each quarter prospectively. Accordingly, management believes that the financial statements included in this Report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Except to the extent set forth above, based on the evaluation we conducted, management has concluded that no such changes have occurred.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In May 2001, we filed a patent infringement action against RJR in the United States District Court for Maryland, Southern Division to enforce the Company’s rights under U.S. Patent No. 6,202,649 (‘649 Patent), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, we filed a second patent infringement lawsuit against RJR in the same Court based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the ‘649 Patent and, on August 27, 2002, the two suits were consolidated.

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

On January 19, 2007, the Court granted RJR’s Motions for Summary Judgment in part and denied these motions in part. On its Motion for Summary Judgment on the Effective Filing Date of the Patents, the Court established September 15, 1999 as the effective filing date, but denied RJR summary judgment of invalidity with regard to the patents-in-suit. On RJR’s Motion for Summary Judgment on Indefiniteness, the Court granted the motion on the basis that the term “anaerobic condition” was indefinite. In its January 2007 ruling, the District Court indicated that it would issue its ruling on RJR’s inequitable conduct defense by the end of February. After filing a motion to permit the case to proceed on appeal on an interlocutory basis as to the rulings issued in January and a Petition for a Writ of Mandamus in the Federal Circuit Court of Appeals to require issuance of the decision on the inequitable conduct defense, the Court ultimately issued its decision on the inequitable conduct defense on June 26, 2007. In its ruling the Court held the two patents unenforceable due to inequitable conduct in their procurement and a final judgment against the Company was docketed on June 27, 2007. The next day the Company filed a notice of appeal as to the rulings issued in January 2007 and as to the ruling on the inequitable conduct defense with the United States Court of Appeals for the Federal Circuit. On September 10, 2007, we filed our opening appeal brief with the United State Court of Appeals for the Federal Circuit. RJR’s brief was filed on November 20, 2007, and the Company’s reply brief was filed on December 21, 2007. Oral argument before a three-judge panel of the Federal Circuit Court of Appeals was held on March 7, 2008 and, pursuant to a request from the panel members, further letter briefs were submitted by the parties on March 20, 2008. The Company is currently awaiting a decision on the appeal.

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

Item 1A.	Risk Factors

There are no material changes from risk factors previously disclosed in “Part I – Item 1A” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2008 and March 14, 2008, the we entered into Securities Purchase Agreement and Registration Rights Agreements (the “Agreements”) with selected accredited investors (the “Investors”), to sell 4,838,711 of our common stock, par value $0.0001 per share (“Common Stock”), at $1.55 per share and 3,311,259 shares of our Common Stock at $1.51 per shares (collectively, the “Shares”), respectively, and warrants to purchase an aggregate of 8,149,970 shares of our Common Stock at an exercise price of $2.00 (the “Warrants” and together with the Shares, the “Securities”), which resulted in gross proceeds to the Company of $12.5 million (the “Offering”). The Warrants are first exercisable in September 2008, six months after the closing of the Offering, and expire five years after the date that the Warrants are first exercisable. The Warrants are also callable by us if the price of the Common Stock exceeds $6.00 per share as quoted on an approved market for 20 consecutive trading days. Additionally, the Agreements granted the Investors certain registration rights with respect to the Securities.

We registered the Securities for resale by the Investors under the Securities Act of 1933, as amended (the “Securities Act”), on a Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 14, 2008. The Securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The Offering was made only to accredited investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. We relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated there under.

Item 5.	Other Information

On May 12, 2008, we entered into Securities Purchase Agreement and Registration Rights Agreement (the “May Agreement”) with certain accredited investors (the “May Investors”), to sell 2,469,135 shares of our Common Stock at $1.62 per share (collectively, the “May Shares”) and warrants to purchase an aggregate of 2,469,135 shares of Common Stock at an exercise price of $2.00 per share (the “May Warrants” and together with the May Shares, the “May Securities”), which will result in gross proceeds to us of $4.0 million (the “May Offering”). The May Warrants are first exercisable six months after the closing of the May Offering and expire five years after the date that the May Warrants are first exercisable. The May Warrants are also callable by us if the price of the Common Stock exceeds $6.00 per share as quoted on an approved market for twenty consecutive trading days. Additionally, the May Agreement grants the Investor certain registration rights with respect to the Securities.

As a result of the May Offering, we will be required to adjust the exercise price and the number of warrants issued to Manchester Securities Corporation (“Manchester”) under a 2004 warrant agreement with Manchester for 594,634 shares as previously adjusted (the “2004 Warrants”). Under the terms of the 2004 Warrants, since we, pursuant to the May Agreement, sold shares of Common Stock at an effective price per share below $3.38 per share, Manchester will be entitled to a reduction in the exercise price of the 2004 Warrants from $3.38 per share to approximately $3.29 per share and to receive approximately 14,756 additional warrants to purchase Common Stock.

On March 14, 2008, Jonnie R. Williams, our largest shareholder and Chief Executive Officer, executed a letter agreement under which he committed to make available us up to $2.0 million until the earlier of March 31, 2009 and the date our company received an additional $2.0 million in capital through an equity investment. Because we will receive over $2.0 million in proceeds from the May Offering, upon receipt of such proceeds, the March 14, 2008 agreement with Mr. Williams will no longer be in effect in accordance with its terms.

Item 6.	Exhibits

(a)	Exhibits

Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Star Scientific, Inc.(1)

3.2	Amended and Restated Bylaws of Star Scientific, Inc.(2)

10.105	Letter Agreement with Jonnie R. Williams, dated March 14, 2008

Number	Description
10.106	Securities Purchase and Registration Rights Agreement, dated May 12, 2008, by and between Star Scientific, Inc. and the Investors party thereto

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Incorporated by reference to Current Report on Form 8-K filed on December 18, 2007.
(2)	Incorporated by reference to Current Report on Form 8-K filed on December 21, 2006.
(3)	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. § 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

Date: May 12, 2008	/s/ Park A. Dodd, III
Authorized Signatory and Chief Financial Officer