Form 10-Q
period 2008-06-30
STAR SCIENTIFIC INC
filed 2008-08-08
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of August 1, 2008, 92,106,820 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

ii

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, particularly in the smokeless tobacco area, the uncertainties inherent in the progress of scientific research, our ability to raise additional capital in the future that is necessary to maintain our business, potential disputes concerning our intellectual property, risks associated with litigation regarding such intellectual property, potential delays in obtaining any necessary government approvals of our low-TSNA tobacco products, market acceptance of our new smokeless tobacco products, competition from companies with greater resources than us, our decision not to join the Master Settlement Agreement, our dependence on key employees and on our strategic relationships with Brown & Williamson Tobacco Corporation in light of its combination with RJ Reynolds Tobacco Company, Inc., and the impact of potential litigation, if initiated against or by individual states that have adopted the Master Settlement Agreement, which could be materially adverse to us.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,646,054	$8,881,341
Accounts receivable, trade	79,702	104,641
Receivable from sale of licensing rights	1,129,328	1,078,477
Inventories	467,798	420,435
Prepaid expenses and other current assets	436,549	606,189

Total current assets	16,759,431	11,091,083
Property, plant and equipment, net	1,800,602	1,985,711
Idle equipment	299,700	299,700
Intangible assets, net of accumulated amortization	698,496	724,472
Receivable from sale of licensing rights, less current maturities	143,691	721,361
MSA Escrow funds	332,951	4,271

Total assets	$20,034,871	$14,826,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,611,928	$1,611,928
Accounts payable, trade	500,337	887,444
Accrued expenses	223,536	929,011
Due to stockholders	50,000	50,000

Total current liabilities	2,385,801	3,478,383
Long-term debt, less current maturities	10,304,900	11,110,864
Deferred tax liability	2,305,000	2,225,000

Total liabilities	14,995,701	16,814,247

Commitments and contingencies (note 9 )	—	—

	June 30, 2008	December 31, 2007
	(Unaudited)
Stockholders’ equity (deficit):
Common stock(A)	9,211	8,149
Additional paid-in capital	118,205,293	99,274,482
Accumulated deficit	(113,175,334)	(101,270,280)

Total stockholders’ equity (deficit)	5,039,170	(1,987,649)

Total liabilities and stockholders’ equity (deficit)	$20,034,871	$14,826,598

(A)	$0.0001 par value per share, 135,000,000 shares authorized, 92,106,820 and 81,487,715 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(unaudited)	(unaudited)
Net sales	$52,176	$196,168	$197,827	$347,305

Less:
Product cost of goods sold	547,730	688,460	1,002,522	1,159,333
Federal excise taxes and USDA Tobacco Buyout Program Assessment	1,734	2,585	4,406	4,397

Gross profit (loss)	(497,288)	(494,877)	(809,101)	(816,425)

Operating expenses:
Marketing and distribution	744,382	264,211	2,129,749	605,495
General and administrative	5,047,264	3,063,108	8,708,832	5,999,531
Research and development	172	27,335	8,394	33,106

Total operating expenses	5,791,818	3,354,654	10,846,975	6,638,132

Operating loss from continuing operations	(6,289,106)	(3,849,531)	(11,656,076)	(7,454,557)

Other income (expense):
Interest income	69,395	204,655	191,090	559,708
Interest expense	(182,797)	(331,506)	(416,623)	(741,304)
Loss on sale of interest income and reversionary interest in MSA escrow accounts	—	(150,987)	—	(26,982,426)
Gain on sale of tobacco curing barns	—	—	—	3,554,969
Loss on retirement of assets	—	—	—	(31,092)
Miscellaneous income (expense)	55,032	53,012	56,555	51,678

Net loss from continuing operations before income taxes	(6,347,476)	(4,074,357)	(11,825,054)	(31,043,024)
Income tax benefit (expense)	(40,000)	83,000	(80,000)	(232,000)

Net loss from continuing operations	(6,387,476)	(3,991,357)	(11,905,054)	(31,275,024)
Discontinued operations
Gain on sale of licensing agreements	—	2,354,300	—	2,354,300
Income (loss) from discontinued operations	—	(1,355,535)	—	(2,268,978)

Total discontinued operations	—	998,765	—	85,322

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(6,387,476)	$(2,992,592)	$(11,905,054)	$(31,189,702)

Net income (loss) per share; basic and diluted
Continuing operations	$(0.07)	$(0.05)	$(0.14)	$(0.39)
Discontinued operations	—	0.01	—	—

Net loss basic and diluted per common share	$(0.07)	$(0.04)	$(0.14)	$(0.39)

Weighted average shares outstanding, basic and diluted	91,792,126	79,287,715	87,446,858	79,283,966

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2007	81,487,715	$8,149	$99,274,482	$(101,270,280)	$(1,987,649)
Common stock issuance	10,619,105	1,062	16,498,938	—	16,500,000
Stock option compensation	—	—	2,431,873	—	2,431,873
Net Loss	—	—	—	(11,905,054)	(11,905,054)

Balances, June 30, 2008 (unaudited)	92,106,820	$9,211	$118,205,293	$(113,175,334)	$5,039,170

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(11,905,054)	$(31,189,702)

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	318,855	316,504
Provision for bad debt	(11,171)	—
Loss on sale of interest income and reversionary interest in MSA escrow accounts	—	26,982,426
Gain on sale of tobacco curing barns	—	(3,554,969)
Gain on licensing of trademarks	—	(2,354,300)
Loss on retirement of assets	2,542	31,092
Stock based compensation	2,431,873	—
Liability for unrecognized tax benefits	80,000	75,000
Increase (decrease) in cash resulting from changes in:
Current assets	158,384	4,308,268
Current liabilities	(1,092,580)	(1,078,028)

Net cash flows from operating activities	(10,017,151)	(6,463,709)

Investing activities:
Purchase of intangible assets	(4,387)	(1,468)
Purchase of property and equipment	(105,924)	—
Proceeds from sale of tobacco curing barns	—	11,614,100
Proceeds from sale of licensing rights	526,819	600,000

Net cash flows from investing activities	416,508	12,212,632

Financing activities:
Proceeds from issuance of common stock	16,500,000	81,113
Payments on long-term debt and capital lease obligation	(805,964)	(5,443,747)

Net cash flows from financing activities	15,694,036	(5,362,634)

Deposits to MSA escrow fund	(328,680)	(216,640)
Proceeds from sale of MSA escrow accounts	—	11,563,447

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Increase in cash and cash equivalents	5,764,713	11,733,096
Cash and cash equivalents, beginning of period	8,881,341	4,297,467

Cash and cash equivalents, end of period	$14,646,054	$16,030,563

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$447,960	$741,305

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation

Unless the context requires otherwise, all references in this Report to “Star Scientific,” “Company,” “we,” “our,” “us” and similar terms refer to Star Scientific, Inc. and its wholly owned subsidiaries Star Tobacco, Inc., a Virginia corporation, and Rock Creek Pharmaceuticals, Inc.(formerly Star Pharma, Inc.), a Delaware corporation, which also may be referred to in this Report as “Star Tobacco” and “Rock Creek Pharmaceuticals” or “Rock Creek,” respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2007, 2006, and 2005 included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008 (the “Annual Report”).

2.	Summary of Significant Accounting Policies

Basic and Diluted Loss per Share:

The Company had net losses during the three and six months ended June 30, 2008 and 2007. Common shares issuable upon the exercise or conversion of derivative securities are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. Diluted loss per share is the same as basic loss per share as the effect of all options and warrants outstanding is anti-dilutive.

Taxes Collected from Customers and Remitted to Government Authorities:

The Company collects from customers and pays Federal excise taxes and USDA Tobacco Buyout Program Assessments on the sale of dissolvable tobacco and remits these amounts to government authorities. The Company has included excise taxes and USDA Tobacco Buyout Program Assessments of approximately $1,734 and $2,585 in net sales and cost of goods sold in the accompanying condensed consolidated financial statements for the three months ended June 30, 2008 and 2007, respectively. Excise taxes and USDA Tobacco buyout Program Assessments of approximately $4,406 and $4,397 for the six months ended June 30, 2008 and 2007, respectively, are included in net sales and cost of goods sold.

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

Recent Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB subsequently issued FAS 157-2 extending the adoption for non financial assets and liabilities for one year. Accordingly, the Company has not determined the impact on its financial statements of this accounting standard. However, the Company does not expect it to have a material impact on the Company’s financial position, results of operations or cash flows.

The Company maintains all of its excess cash reserves in short-term money market accounts or certificates of deposits which generally do not have market implications to their values. Therefore, the Fair Value Measurements are not applicable to the Company at this time.

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

The following represents a summary of the Company’s operating results on the disposition of the cigarette operations for the three and six months ended June 30, 2007.

	Three Months Ended	Six Months Ended
	June 30, 2007
Net sales	$4,848,328	$9,116,634
Cost of goods sold	5,233,498	9,337,287

Gross margin (loss)	$(385,170)	$(220,653)
Operating expenses	970,365	2,048,325

Operating income (loss)	$(1,355,535)	$(2,268,978)
Gain on disposition net of tax	2,354,300	2,354,300

Net gain (loss) from discontinued operations	$998,765	$85,322

4.	Liquidity and Capital Resources

The Company’s recurring losses generated by operations continue to impose significant demands on its liquidity. The Company’s future prospects are dependant on improvement in the performance and consumer acceptance of its low-TSNA dissolvable tobacco products. In March and May 2008, the Company raised an additional $12.5 million and $4.0 million of capital, respectively, through private placements of its common stock and warrants. See Note 7 for further discussion of these transactions. With the net proceeds from these transactions the Company believes it has enough working capital to support its operations at least through March 2009. However, absent the successful completion of the Company’s ongoing patent infringement lawsuit against RJ Reynolds Tobacco Company, or RJR, the exercise of outstanding warrants or a substantial improvement in revenues and/or royalties from smokeless tobacco products, the Company believes it will have to pursue additional sources of funds in the first quarter of 2009. The Company may also decide to raise additional funds prior to the first quarter of 2009 based upon the current market conditions and capital raising opportunities.

The Company had a consolidated loss for the three and six months ended June 30, 2008 of approximately $6.4 and $11.9 million, respectively.

5.	Inventories

Inventories consist of the following as of June 30, 2008:

Raw materials	$106,251
Packaging materials	316,894
Finished goods	44,653

$467,798

6.	Long-Term Debt

Long-term debt consists of the following as of June 30, 2008:

Notes payable collateralized by any remaining tobacco leaf inventory and the Company’s remaining tobacco curing barns payable in 96 monthly installments of approximately $134,327 until August 2010 and then $208,000 until fully paid in December 2013 plus interest at prime plus 1%	$11,916,828
Less current maturities	(1,611,928)

Long term portion of debt	$10,304,900

The future maturities of long-term debt without regard to potential royalty offsets are as follows:

Twelve Months ending June 30,
2009	$1,611,928
2010	1,611,928
2011	2,423,603
2012	2,497,392
2013	2,497,392
Thereafter	1,274,585

Total notes payable and long term debt	$11,916,828

7.	Stockholders’ Equity

March 2008 Private Placements:

On March 13, 2008 and March 14, 2008, the Company entered into Securities Purchase and Registration Rights Agreements (the “March Agreements”) with selected accredited investors (the “March Investors”), to sell 4,838,711 shares of its common stock, par value $0.0001 per share (“Common Stock”), at $1.55 per share and 3,311,259 shares of its Common Stock at $1.51 per share, respectively (collectively, the “March Shares”), and warrants to purchase an aggregate of 8,149,970 shares of Common Stock at an exercise price of $2.00 per share (the “March Warrants” and together with the March Shares, the “March Securities”), which resulted in gross proceeds to the Company of $12.5 million (the “March Offering”). The March Warrants are first exercisable in September 2008, six months after the closing of the March Offering, and expire five years after the date that the March Warrants are first exercisable. The March Warrants are also callable by the Company if the price of the Common Stock exceeds $6.00 per share as quoted on an approved market for 20 consecutive trading days. Additionally, the March Agreements granted the March Investors certain registration rights with respect to the March Securities. The Company registered the March Shares and Common Stock to be issued upon exercise of the March Warrants for resale by the March Investors under the Securities Act of 1933, as amended (the “Securities Act”), on a Registration Statement on Form S-3, which was declared effective by the SEC on April 14, 2008. The March Securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The March Offering was made only to accredited investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The Company relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated thereunder.

May 2008 Private Placements:

On May 12, 2008, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement (the “May Agreement”) with certain accredited investors (the “May Investors”), to sell 2,469,135 shares of its Common Stock at $1.62 per share (collectively, the “May Shares”) and warrants to purchase an aggregate of 2,469,135 shares of Common Stock at an exercise price of $2.00 per share (the “May Warrants” and together with the May Shares, the “May Securities”), in return for gross proceeds to the Company of $4.0 million (the “May Offering”). The May Warrants are first exercisable in November 2008, six months after the closing of the May Offering and expire five years after the date that the May Warrants are first exercisable. The May Warrants are also callable by the Company if the price of the Common Stock exceeds $6.00 per share as quoted on an approved market for twenty consecutive trading days. Additionally, the May Agreement grants the May Investors certain registration rights with respect to the Securities.

The Company registered the May Shares and Common Stock to be issued upon exercise of the May Warrants for resale by the May Investors under the Securities Act, on a Registration Statement on Form S-3, which was declared effective by the SEC on June 2, 2008. The May Securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The May Offering was made only to accredited investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The Company relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated thereunder.

Additionally, on March 14, 2008, Jonnie R. Williams, the Company’s largest shareholder and Chief Executive Officer, executed a letter agreement under which he committed to make available to the Company up to $2.0 million until the earlier of March 31, 2009, and the date the Company received an additional $2.0 million in capital through an equity investment. Because the Company received over $2.0 million in proceeds from the May Offering, the March 14, 2008 agreement with Mr. Williams is no longer in effect in accordance with its terms.

Manchester Warrant Adjustments:

In March 2008, the Company was required to adjust the exercise price and the number of warrants issued to Manchester Securities Corporation (“Manchester”) under a 2004 warrant agreement with Manchester for 541,987 shares as previously and subsequently adjusted (the “2004 Warrants”). Under the terms of the 2004 Warrants, since the Company, pursuant to the March 2008 Agreements, sold shares of Common Stock at an effective price per share below $3.78 per share, Manchester was entitled to a reduction in the exercise price of the 2004 Warrants from $3.78 per share to approximately $3.38 per share and to receive 52,647 additional warrants to purchase Common Stock.

As a result of the May Offering, the Company in May 2008 was required to further adjust the exercise price and the number of warrants issued to Manchester under the 2004 warrant agreement with Manchester for 594,634 shares as previously adjusted. Under the terms of the 2004 Warrants, since the Company, pursuant to the May 2008 Agreements, sold shares of Common Stock at an effective price per share below $3.38 per share, Manchester was entitled to a reduction in the exercise price of the 2004 Warrants from $3.38 per share to approximately $3.29 per share and to receive 14,756 additional warrants to purchase Common Stock.

Warrants:

The Company issues common stock warrants in connection with the private placement of shares of its Common Stock to investors as an additional incentive for investors to provide long-term capital to the Company and as additional compensation to consultants and advisors. The warrants sold in connection with private placements are issued with negotiated exercise prices and generally have a per share exercise price at or above the last consolidated closing bid price of the Company’s Common Stock as reported on the Nasdaq Global Market on the trading day immediately preceding the closing of the private placement pursuant to which the warrants were issued. The warrants have been issued for various terms ranging from several months to ten years. Including the warrants issued in the March and May Offering, the Company had 15,939,021 outstanding warrants at June 30, 2008, with a weighted average exercise price of $2.06 per share.

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

The Company recognized approximately $2.2 million of non-cash expense related to the options issued on May 6, 2008 and amortization of unvested options in its second fiscal quarter ending June 30, 2008.

At June 30, 2008, there were 7,483,200 options issued and outstanding with a weighted average exercise price of $2.36 per share.

A summary of the status of the Company’s unvested stock options at June 30, 2008, and changes during the six months then ended, is presented below.

Nonvested Stock Options	Shares	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2007	360,000	$0.89
Granted	100,000	1.46
Vested	(100,000)	0.93
Forfeited	—	—

Nonvested at June 30, 2008	360,000	$1.04

As of June 30, 2008, there was $206,133 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately one year.

Net Loss Basic and Diluted Per Common Share:

Due to the Company’s net losses, both basic and diluted loss per share were $(0.07) and $(0.14) for the three and six months ended June 30, 2008, respectively. An aggregate of 23,422,221 stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.

8.	Income Taxes

The Company has not received a ruling from the Internal Revenue Service for the tax years ended December 31, 2001 through 2004, which are under examination. The Company recognized interest and penalties related to the liability for the uncertain tax position in income tax expense in accordance with FIN 48. The Company has not recognized the potential direct tax liability arising from the Internal Revenue Service examination of the Company’s tax years 2001, 2002 and 2003. The Company recognized an additional $80,000 of interest expense associated with uncertain tax positions as of June 30, 2008.

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

9.	Commitments, Contingencies and Other Matters

Obligations Under Master Settlement Agreement:

The Company deposited approximately $329,000 into escrow to cover the sale of cigarettes in MSA states for the year ended December 31, 2007. The Company’s MSA escrow obligations have been reduced significantly over time as it decreased sales in MSA states. The Company will continue to receive the interest earned on the approximately $329,000 deposited into escrow for 2007 cigarette sales. Also, the Company is seeking reimbursement for certain of its 2007 escrow costs under agreements with distributors that require those customers to cover this cost, if product sold to them is subsequently tax stamped in an MSA state. To date the Company has received $50,000 from one of the distributors and it is pursuing payment from another distributor.

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

10.	Related Party Transaction

Starwood Industries, LLC (“Starwood”), a company in which Mr. Williams, the Company’s Chief Executive Officer, is a principal, owns an aircraft that is used by the Company from time to time. The Company has an agreement with Starwood to pay a contracted rate per hour for the use of the aircraft. This agreement does not provide for an adjustment based on the increased cost of fuel. During the year ended December 31, 2007 and the three months ended March 31, 2008, fuel costs exceeded the standard rate set forth in the agreement and, accordingly, Starwood requested a fuel surcharge applicable to the Company’s use of the aircraft, a practice common in the aircraft industry. Given Mr. William’s relationship with Starwood, any payment to Starwood by the Company constitutes a related party transaction that must be pre-approved by the Company’s Audit Committee. On May 6, 2008, the Company’s Audit Committee approved a $529,672 payment to Starwood in satisfaction of the fuel surcharge related to the Company’s use of the aircraft during this period. This expense is included in the Company’s operating expenses for the three and six month periods ending June 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007.

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

•

the licensing of trademarks for certain cigarette brands owned by the Company and, potentially, the sale of cigarette products in the future, although we ceased manufacturing and sales of any cigarette products in May 2007 and intend to focus our activities on the sale of our low-TSNA dissolvable smokeless tobacco products, consistent with our previously announced corporate mission to transition from the sale of discount cigarettes to low-TSNA smokeless tobacco products; and

•

the planned development of pharmaceutical products, particularly products that have a botanical, tobacco-based component, to treat tobacco dependence and a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression.

Our long-term focus is the research, development and licensing of technology for the production of very low-TSNA tobacco and related products, particularly dissolvable smokeless tobacco products, that expose adult tobacco users to substantially lower levels of toxins as compared to other smoked and smokeless tobacco products. Our overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products, both in the form of low-TSNA smokeless tobacco products and related pharmaceutical products. We fully accept the evidence that links smoking tobacco with a variety of diseases and premature death. We believe it is highly unlikely that the health risks of smoked tobacco can be completely eliminated and that no safe cigarettes will ever be manufactured. We believe we were the first company to state unequivocally that “there is no such thing as a safe cigarette”. Further, we were the first company to affix to the back of the package of our first premium low-TSNA product, Advance®, a package “onsert” that contained not only scientifically verified comparative product content data, but also additional health warnings beyond those required by the Surgeon General. Despite worldwide efforts to curb tobacco use, the American Cancer Society continues to report that an estimated 1.3 billion people smoke and use other conventional tobacco products. Given the realty of tobacco use, we continue to believe that there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, we believe we have a corporate responsibility to continue our research and development efforts to manufacture tobacco products with the lowest level of toxins possible, particularly through the development of products containing tobacco cured using our StarCured® tobacco curing process. In June 2007, we announced the restructuring of the Company and the incorporation of a new subsidiary, Rock Creek Pharmaceuticals (formerly Star Pharma), to pursue the development and regulatory approval of pharmaceutical products to treat smokeless tobacco addiction and a range of neurological conditions.

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

Prospects for Our Operations

The recurring losses generated primarily by our smokeless tobacco business continue to impose significant demands on our liquidity. Given the typical long lead time for federal approval of any pharmaceutical products, we do not expect that Rock Creek Phamaceuticals will generate any revenues for the foreseeable future, but rather that Rock Creek will focus on the research and development aspects of a range of pharmaceuticals, including tobacco-based drug products, assuming sufficient capital can be generated to support such activities.

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

The recurring losses generated by operations continue to impose significant demands on our liquidity. As of June 30, 2008, we had approximately $14.4 million of working capital of which approximately $14.6 million was cash.

With the proceeds from our recent equity financings, we anticipate we will have sufficient funds to support our operations at least through March 2009. See Note 7 to our consolidated financial statements included elsewhere in this Report. However, absent the successful completion of our ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants or a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it will be necessary to pursue additional sources of funds in the first quarter of 2009. However, depending upon the current market conditions and capital raising opportunities, we may determine to seek additional funds before that date.

Smokeless Tobacco. The net sales of our smokeless products for the second quarter 2008 continued to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at break-even levels. STONEWALL Hard Snuff® represents a majority of our hard tobacco sales. We continue to work to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products, and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts, which if successful, would likely contribute to consumer acceptance of our smokeless tobacco products.

Development of Tobacco-based Pharmaceutical Products. In June 2007, we announced the incorporation in Delaware of our new wholly owned subsidiary, Rock Creek Pharmaceuticals (formerly Star Pharma), to act as a vehicle for the pursuit of a range of pharmaceutical products, including products that have a botanical, tobacco-based component. These will include products for the treatment of tobacco dependence, as well as products that would utilize certain monoamine oxidase inhibitor (MAO) agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression. Rock Creek Pharmaceuticals will operate under a sublicense with respect to the intellectual property to which Star Scientific is the exclusive licensee, which includes patents for producing tobacco with very low-TSNA levels and patents for using MAO inhibitors in tobacco to treat various neurological conditions. This sublicense agreement was entered into with Star Scientific in December 2007. In February 2008, Curtis Wright, MD, MPH joined Star Pharma as its Senior Vice President, Medical/Clinical Director and began working in that capacity on a full-time basis as of March 17, 2008. Dr. Wright has had an extensive industry career in the drug development field, in addition to having served for several years in a number of senior scientific positions in the FDA’s Center for Drug Evaluation and Research, including Deputy Director and subsequently Acting Director of that division.

Licensing. We have an exclusive, worldwide license from Regent Court Technologies, LLC under twelve U.S. patents, numerous foreign patents and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. We continue to pursue means of collecting royalties with respect to this curing technology, including through arrangements described below and through our patent infringement lawsuit against RJR. However, in the Company’s patent litigation against RJR, the United States District Court for the District of Maryland in January 2007 issued a ruling finding that two of the Company’s patents which are at issue in this litigation are invalid because the term “anaerobic condition” as used in the patents is indefinite, and in June 2007 granted RJR’s defense of inequitable conduct. These decisions have been appealed to the United States Court of Appeals for the Federal Circuit and oral argument on the appeal was held on March 7, 2008. We are currently awaiting a decision on the appeal. If these decisions are not reversed on appeal, the two patents at issue in the RJR litigation will continue to be invalid and unenforceable.

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

Impact of the MSA and Other Legislation Relating to Cigarettes and Smokeless Tobacco Products. On March 14, 2007, we sold the rights, title and interest in and to all income from and reversionary interest in our MSA escrow accounts, including the Company’s 2006 MSA escrow deposits made in April 2007. While the escrow accounts will remain in our name and be available to satisfy a portion of any judgments or settlements by the MSA Settling States for twenty-five years after deposit, we no longer receive the interest generated by the MSA escrow accounts for those years and will have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy portions of any such judgments or settlements by the Settling States.

Our MSA escrow obligations have been reduced significantly over time as we decreased sales in the MSA states. Further, on May 10, 2007, we entered into a license agreement with Tantus for the exclusive license of the Company’s trademarks Sport®, MainStreet® and GSmoke®. We ceased the manufacturing of cigarettes as of June 8, 2007 and sought to withdraw the certifications for our cigarette brands in all of the MSA states. As a result, we do not anticipate having MSA escrow obligations for sales in 2008 or thereafter, since we have not been manufacturing cigarettes since June 2007.

Beyond restrictions on cigarette sales, a number of states have sought to impose limits on flavors that could be used for smoked, as well as smokeless tobacco products. To date, no states have imposed restrictions on the types of flavors that could be used for smokeless tobacco products, although such legislation has been introduced in Hawaii, West Virginia and Massachusetts this year. In June 2007, legislation was enacted in Maine that prohibits the sale of certain flavored cigarettes and cigars. An amendment was also added to the Maine bill that prohibited the sale of dissolvable smokeless tobacco products in that state after September 2007. A bill overturning the ban on dissolvable smokeless tobacco in Maine was introduced in January 2008. That legislation was reported unanimously out of the Joint Committee on Health and subsequently approved by the Full House and Senate as emergency legislation. The repeal of the ban was signed by the governor on March 5, 2008 and became immediately effective on that date. As in previous years, bills providing the FDA with regulatory oversight over all tobacco products were introduced in both the Senate and House in 2007 (S.625 and H.R. 1108). On July 31, 2007, the Senate Committee on Health, Education, Labor and Pensions approved the Senate version of the bill and a hearing on the bill was held in the House in October 2007. On April 2, 2008, the House Energy & Commerce Committee approved the House version of the bill. On July 30, 2008, the House of Representatives version of the bill was introduced for a vote by the full House of Representatives. The House of Representatives passed the bill by a two-thirds’ majority vote of 326 to 102. The Senate has not yet scheduled the bill to be introduced for vote.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB subsequently issued FAS 157-2 extending the adoption for non-financial assets and liabilities for one year. Accordingly, we have not determined the impact on our financial statements of this accounting standard, however, we do not expect that it will have a material impact on our financial position, results of operations or cash flows.

We maintain all of our excess cash reserves in short-term money market or certificates of deposits which generally do not have market implications to their values. Therefore, the Fair Value Measurements are not applicable to our company at this time.

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

Results of Operations

The Company’s unaudited condensed consolidated results for the three and six months ended June 30, 2008 and 2007 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)
Net sales	$52,176	$196,168	$197,827	$347,305
Cost of goods sold	547,730	688,460	1,002,522	1,159,333
Federal excise tax and Department of Agriculture payment	1,734	2,585	4,406	4,397

Gross loss	(497,288)	(494,877)	(809,101)	(816,425)

Total operating expenses	5,791,818	3,354,654	10,846,975	6,638,132

Operating loss	(6,289,106)	(3,849,531)	(11,656,076)	(7,454,557)

Net loss from continuing operations	(6,387,476)	$(3,991,357)	(11,905,054)	$(31,275,024)

Discontinued operations	—	$998,765	—	$85,322
Net loss	$(6,387,476)	$(2,992,592)	$(11,905,054)	$(31,189,702)
Basic and diluted loss per common share continuing operations	$(0.07)	$(0.05)	$(0.14)	$(0.39)
Basic and diluted gain (loss) per common share discontinued operations	—	0.01	—	—

Basic and diluted net loss per common share	$(0.07)	$(0.04)	$(0.14)	$(0.39)
Basic and diluted weighted average shares outstanding	91,792,126	79,287,715	87,446,858	79,283,966

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net Sales. For the three months ended June 30, 2008, our dissolvable tobacco net sales (gross sales less cash discounts, product discounts and product return allowance) decreased 73.4% to $52,176 as compared to approximately $196,168 during the same period in 2007. Net sales for the three months ended June 30, 2008 were impacted by a decrease in unit sales volume of approximately 17%, or $(60,788), increases in product discounts of $72,000 and an increase in product return allowance of $22,000.

Our gross sales (sales prior to the reduction for cash discount, product discounts and sales returns) in the three months ended June 30, 2008 were $167,483, a decrease of 23.6% from gross sales of $219,242 during the same period in 2007.

Gross Profit (loss). The gross loss increased $2,411 to $(497,288) for the three months ended June 30, 2008 from a gross loss of $(494,877) in the same period in 2007.

Total Operating Expenses. Total operating expenses, which include marketing and general and administrative expenses, and research and development costs, increased by approximately $2.4 million to approximately $5.8 million for the three months ended June 30, 2008 from approximately $3.4 million for the same period in 2007. Of the $5.8 million, $2.2 million represented non-cash stock based compensation related to stock options issued to certain executive officers in May 2008.

Marketing and Distribution Expenses. Marketing and distribution expenses totaled approximately $0.7 million for the three months ended June 30, 2008, an increase of approximately $0.5 million, or 182%, as compared to marketing and distribution expenses of approximately $0.3 million for the same period in 2007. This increase reflected $0.2 million in promotions, $0.3 million for sales personnel and $0.1million in retail coupon issuance costs partially offset by a sample freight productivity gain of $0.1 million.

General and Administrative Expenses. General and administrative expenses totaled approximately $5.1 million for the three months ended June 30, 2008, an increase of approximately $2.0 million, or 65%, as compared to approximately $3.1 million of general and administrative expenses for the same period in 2007. During the three months ended June 30, 2008, we had decreased legal costs of approximately $0.5 million, which reflected the fact that appeal costs have been minimal following oral arguments on our RJR appeal that took place during the first quarter of 2008. We have been awaiting a decision from the Federal Circuit Court of Appeals since the oral arguments. The decrease in legal costs were offset by a non-cash charge for stock-based compensation of $2.2 million and executive travel of $0.3 million.

Research and Development Expenses. Research and development expenses were de minimis during the three months ended June 30, 2008. We expect to maintain our spending on research relating to our low-TSNA smokeless tobacco products at a de minimis level while we continue to concentrate on our patent infringement lawsuit against RJR. Consistent with our efforts to cut costs, we have deferred our research projects since the last half of 2003, and we have not convened a meeting of our Scientific Advisory Board during this period. Presently, our research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards linked with the use of conventional smoked and smokeless tobacco products, and encouraging scientists in the U.S. and Europe to pursue TSNA-related research. While our research work has been deferred as a result of a lack of available working capital, we have designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk; to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco; and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. We are pursuing the development of pharmaceutical products, including tobacco-based pharmaceuticals, through our Rock Creek Pharmaceuticals subsidiary and we anticipate engaging in clinical development research activities in connection with its ongoing operations. However, because of monetary constraints we are not moving forward with the studies relating to our low-TSNA smokeless tobacco products at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. We hope to renew our research and development efforts in 2008, and to pursue the development of a range of tobacco-based pharmaceutical products through our Rock Creek Pharmaceuticals subsidiary, subject to the availability of sufficient funds. The extent of future research and development efforts will depend, in part, on the results of the RJR litigation.

Interest Income and Expense. We had interest income of $69,395 and interest expense of $182,797 for three months ended June 30, 2008, for net interest expense of $113,402. For the same period in 2007, we had interest income of $204,655 and interest expense of $331,506, for net interest expense of $126,851. The lower interest expense for the three months ended June 30, 2008 reflected the impact of the $2.9 million prepayment of our RJR long-term debt in March 2007, payment in full of the RJR account payable balance in August 2007 and lower interest rates during the three months ended June 30, 2008. The lower interest income during the three months ended June 30, 2008 is a result of the lower cash positions and interest rates during the same period in 2007.

Income Tax Expense. We recorded $40,000 of estimated income taxes for interest on liabilities for unrecognized tax benefits for the three months ended June 30, 2008 pertaining to the estimated taxes due from the Internal Revenue Service’s examination for tax years 2001, 2002 and 2003 as compared to an $83,000 benefit recorded for the same period in 2007.

Discontinued Operations. We discontinued the manufacturing and sales of our discount cigarettes as of June 10, 2007. The following table summarizes our operating results on the disposition of our cigarette operations for the three months ended June 30, 2007:

Net sales	$4,848,328
Cost of goods sold	5,233,498

Gross margin (loss)	(385,170)
Operating expenses	970,365

Total loss from discontinued operations	$(1,355,535)

Net Loss. We had a net loss of approximately $6.4 million for the three months ended June 30, 2008 as compared to a net loss of approximately $3.2 million for the same period in 2007. The three months ended June 30, 2008 net loss reflected a non-cash stock option expense of $2.2 million. The net loss in the same period in 2007 reflected the gain on the disposition of our cigarette business of $1.0 million. Excluding both of these non-cash events, net losses for the three months ended June 30, 2008 and 2007 would have been comparable at approximately $4.2 million.

For the three months ended June 30, 2008, we had a basic and diluted loss per share of $(0.07) as compared to a basic and diluted loss per share of $(0.04) for the same period in 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Sales. For the six months ended June 30, 2008, our net sales decreased 43% to $197,827 as compared to net sales of $347,305 during the same period in 2007. Sales unit volumes for the six months ended June 30, 2008 were approximately 8.0% lower than the sales volumes for the same time period in 2007, which accounted for $35,815 of the change in year-over-year net sales. Net sales in 2008 were impacted by an increase in product promotions of $94,000 and product returns allowance of $24,000.

Our gross sales (sales prior to cash discounts, product discounts and promotions, and sales returns allowances) for the six months ended June 30, 2008 were $360,098, a decrease of 7.4%, from gross sales of $388,998 during the same period in 2007.

Gross Profit (loss). The gross loss decreased $7,324 in the six months ended June 30, 2008 to $(809,101) as compared to a gross loss of $(816,425) in the same period in 2007.

Total Operating Expenses. Total operating expenses, which include marketing and general and administrative expenses, and research and development costs, increased by approximately $4.2 million to approximately $10.8 million for the six months ended June 30, 2008 as compared to approximately $6.6 million for the same period in 2007. Of the $10.8 million, $2.4 million represented a non-cash charge related to the issuance of stock option and $1.5 million of increased promotion costs.

Marketing and Distribution Expenses. Marketing and distribution expenses totaled approximately $2.1 million for the six months ended June 30, 2008, an increase of approximately $1.5 million, or 252%, as compared to marketing and distribution expenses of approximately $0.6 million for the same period in 2007. This increase reflected $0.7 million in promotions, $0.6 million for sales personnel and $0.2 million in retail coupon issuance costs.

General and Administrative Expenses. General and administrative expenses totaled approximately $8.7 million for the six months ended June 30, 2008, an increase of approximately $2.7 million, or 45%, as compared to general and administrative expenses of approximately $6.0 million for the same period in 2007. During the six months ended June 30, 2008, legal costs decreased approximately $0.4 million, which reflected the fact that appeal costs have been minimal following oral arguments on our RJR appeal that took place during the first quarter of 2008. We have been awaiting a decision from the Federal Circuit Court of Appeals since the oral arguments. In addition, during the six months ended June 30, 2008, we had decreased office lease expenses of $0.1 million and decreased accounting fees of $0.2 million, offset by an increase in stock-based compensation expense of $2.4 million and executive travel expense of $1.0 million.

Research and Development Expenses. Our research and development expenses were de minimis for the six months ended June 30, 2008.

Interest Income and Expense. For the six months ended June 30, 2008, we had interest income of $191,090 and interest expense of $416,623, for a net interest expense of $225,533. For the same period in 2007, we had interest income of $559,708 and interest expense of $741,304, for a net interest expense of $181,596. The lower interest expense for the six months ended June 30, 2008 reflected the impact of the $2.9 million prepayment of our RJR long-term debt in March 2007, payment in full of the RJR account payable balance in August 2007 and lower interest rates during the six months ended June 30, 2008. The lower interest income during the six month period ended June 30, 2008 reflected the decreased interest earned from our MSA escrow accounts as a result of the sale of the interest stream and reversionary interest in our escrow accounts in March 2007, lower cash positions and lower interest rates during the six months ended June 30, 2008.

Income Tax Expense. We recorded $80,000 of estimated income taxes for interest on liabilities for unrecognized tax benefits during the six months ended June 30, 2008. This pertained to the estimated taxes due from the Internal Revenue Service’s examination for tax years 2001, 2002 and 2003 as compared to $232,000 for the same period in 2007.

Discontinued Operations. We discontinued the manufacturing and sales of our discount cigarettes as of June 10, 2007. The following table summarizes our operating results on the disposition of our cigarette operations for the six months ended June 30, 2007:

Net sales	$9,116,634
Cost of goods sold	9,337,287

Gross margin (loss)	(220,653)
Operating expenses	2,048,325

Total loss from discontinued operations	$(2,268,978)

Net Loss. We had a net loss of approximately $11.9 million for the six months ended June 30, 2008 as compared to a net loss of approximately $31.2 million for the same period in 2007. The net loss for the six months ended June 30, 2008 included $2.4 million for stock option expense. The net loss for the six months ended June 30, 2007 reflected $27.0 million of loss on the sale of the MSA escrow accounts, a gain on sale of tobacco curing barns of $3.6 million, the loss on discontinued operations of $2.3 million and a gain on the sale of licensing rights of $2.4 million. Excluding these one-time events, the net loss for the six month period ended June 30, 2008 would have been $9.5 million as compared to $7.9 million for the same period in 2007.

For the six months ended June 30, 2008, we had a basic and diluted loss per share of $(0.14) as compared to a basic and diluted loss per share of $(0.39) for the same period in 2007.

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

As of June 30 2008, we had a working capital surplus of approximately $14.4 million, which included cash of approximately $14.6 million. Future cash needs during the next twelve months include:

•	approximately $ 1.0 million for the trial portion of our patent litigation, assuming success on appeal;

•	monthly principal and interest payments of approximately $200,000 in connection with the repayment of the Company’s long-term debt; and

•	funding of other aspects of our current operations in light of continued operating losses.

We expect to continue to incur losses in connection with the sale of our smokeless tobacco products for the foreseeable future. Substantially increased sales will be required to reach a breakeven level for these products. Rock Creek Pharmaceutical has had no revenues or appreciable operating expenses to date. Given the typical long lead time for federal approval of any pharmaceutical products, we do not expect that Rock Creek Pharmaceuticals will generate any revenues for the foreseeable future, but rather that it will continue to focus its efforts on the research and development aspects of a range of pharmaceuticals, including products having a botanical, tobacco-based component, assuming sufficient capital can be generated to support such activities.

With the proceeds from the funding transactions during the first six months of 2008, we anticipate that we will have sufficient funds to support our operations at least through March 2009. See Note 7 to our consolidated financial statements included elsewhere in this Report. However, absent the successful completion of the Company’s ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, or a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it will be necessary to pursue additional sources of funds during the first quarter

2009. However, depending upon the current market conditions and capital raising opportunities, we may decide to seek additional funds before that time. There can be no assurance that we will be successful in obtaining such funding at commercially reasonable terms, if at all.

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

Summary of Balances and Recent Sources and Uses

As of June 30, 2008, we had positive working capital of approximately $14.4 million, approximately $14.6 million in cash and cash equivalents and approximately $79,702 of accounts receivable, compared to working capital of approximately $7.6 million, approximately $8.9 million in cash and cash equivalents, and approximately $104,641 in accounts receivable, as of December 31, 2007.

Net Cash From Operating Activities. During the six months ended June 30, 2008, approximately $10.0 million of cash was used in operating activities as compared to approximately $6.5 million of cash used in operating activities during the same period in 2007. Cash used in operations was approximately $3.5 million higher during the six months ended June 30, 2008, primarily as a result of increases in marketing and distribution expense of approximately $1.5 million , executive travel of $1.0 million other operating expenses of $1.0 million.

Net Cash From Investing Activities. During the six months ended June 30, 2008, we generated $0.4 million of cash from investing activities, primarily reflecting proceeds from licensing receivables. During the same period in 2007, we generated $12.2 million of cash from investing activities primarily from the sale of approximately 990 tobacco curing barns.

Net Cash From Financing Activities. During the six months ended June 30, 2008, we generated a net cash amount of approximately $15.7 million from financing activities. Of that amount, $16.5 million was generated by the private placement of our Common Stock and warrants. This was offset by $0.8 million for the repayment of our long-term debt.

Net Cash Used in MSA Escrow Payments. In March 2007, we assigned all of our rights to the interest stream and any reversionary interest in the MSA escrow accounts through 2006 for net proceeds of approximately $11.5 million. While the escrow accounts will remain in the Company’s name and be available to satisfy judgments or settlements by the Settling States for twenty-five years after deposit, we no longer receive the interest generated by those MSA escrow accounts and have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy judgments or settlements by the Settling States. As of June 30, 2008, we had deposited approximately $0.3 million into escrow for sale of cigarettes in the MSA states in 2007. We will continue to receive the interest earned on the approximately $0.3 million deposited into escrow for 2007 cigarette sales. Also, we are seeking reimbursement for certain of our 2007 escrow costs under agreements with distributors that require those customers to cover this cost, if our products sold to them in a non-MSA state is subsequently tax stamped in an MSA state. To date we have received approximately $50,000 from one distributor and we are pursuing payment from another distributor.

Cash Demands on Operations

We continue to experience operating losses. For the six months ended June 30, 2008, sales of our dissolvable tobacco products totaled approximately $197,827, a decline of approximately $149,478, or 43.0%, from approximately $347,305 during the same period in 2007. As of June 30, 2008, we made payment of approximately $328,680 for MSA sales in 2007. Given the fact that we ceased manufacturing and selling cigarettes in June 2007 and sought to have our certification for cigarette sales in the MSA states withdrawn in 2007, we do not anticipate having further MSA escrow obligations for cigarette sales in 2008 or thereafter.

We have spent significant capital in connection with the development and protection of our intellectual property portfolio, principally in connection with our patent infringement litigation against RJR. We recognize that in order to protect and defend our intellectual property, additional capital will need to be spent in connection with our ongoing patent litigation matters.

Contingent Liabilities and Cash Demands

Long-Term Debt Agreements. Under a Restated Master Agreement, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we currently owe approximately $11.9 million in long-term tobacco curing barn loans. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly payments that began on January 1, 2006. The debt is secured by any remaining tobacco leaf inventory and our remaining tobacco curing barns. Once the outstanding loan balance is reduced to $10.0 million, the collateral will be released.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of June 30, 2008, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In May 2001, we filed a patent infringement action against RJR in the United States District Court for Maryland, Southern Division, to enforce the Company’s rights under U.S. Patent No. 6,202,649 (‘649 Patent), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, we filed a second patent infringement lawsuit against RJR in the same Court based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the ‘649 Patent and, on August 27, 2002, the two suits were consolidated.

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

The Company entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on the Company’s behalf. Given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. We have paid or accrued all existing obligations. Also, as part of the fee arrangements in certain of these matters, the Company has agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments we actually receive in the event that the litigation is resolved in our favor, in return for a cap on fee payments during the litigation.

Item 1A.	Risk Factors

There are no material changes from risk factors previously disclosed in “Part I – Item 1A” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.

Item 6.	Exhibits

Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Star Scientific, Inc.(1)

3.2	Amended and Restated Bylaws of Star Scientific, Inc.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Incorporated by reference to Current Report on Form 8-K filed on December 18, 2007.
(2)	Incorporated by reference to Current Report on Form 8-K filed on December 21, 2006.
(3)	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. § 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

Date: August 8, 2008	/s/ Park A. Dodd, III
Authorized Signatory and Chief Financial Officer