Form 10-Q
period 2008-09-30
STAR SCIENTIFIC INC
filed 2008-11-10
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 1, 2008, 92,196,308 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

i

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, particularly in the smokeless tobacco area, the uncertainties inherent in the progress of scientific research, our ability to raise additional capital in the future that is necessary to maintain our business, potential disputes concerning our intellectual property, risks associated with litigation regarding such intellectual property, potential delays in obtaining any necessary government approvals of our low-TSNA tobacco products, market acceptance of our new smokeless tobacco products, competition from companies with greater resources than us, our decision not to join the Master Settlement Agreement, our dependence on key employees and on our strategic relationships with Brown & Williamson Tobacco Corporation in light of its combination with RJ Reynolds Tobacco Company, Inc., and the impact of potential litigation, if initiated against or by individual states that have adopted the Master Settlement Agreement, which could be materially adverse to us.

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

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,278,417	$8,881,341
Accounts receivable, trade	67,468	104,641
Receivable from sale of licensing rights	862,397	1,078,477
Inventories	466,770	420,435
Prepaid expenses and other current assets	984,612	606,189

Total current assets	13,659,664	11,091,083
Property, plant and equipment, net	1,679,955	1,985,711
Idle equipment	299,700	299,700
Intangible assets, net of accumulated amortization	686,207	724,472
Receivable from sale of licensing rights, less current maturities	137,970	721,361
MSA escrow funds	364,525	4,271

Total assets	$16,828,021	$14,826,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,611,928	$1,611,928
Accounts payable, trade	1,278,966	887,444
Accrued expenses	476,339	929,011
Due to stockholders	50,000	50,000

Total current liabilities	3,417,233	3,478,383
Long-term debt, less current maturities	9,901,918	11,110,864
Deferred tax liability	2,345,000	2,225,000

Total liabilities	15,664,151	16,814,247
Commitments and contingencies (note 9 )	—	—
Stockholders’ equity (deficit):
Common stock(A)	9,220	8,149
Additional paid-in capital	118,727,387	99,274,482
Accumulated deficit	(117,572,737)	(101,270,280)

Total stockholders’ equity (deficit)	1,163,870	(1,987,649)

Total liabilities and stockholders’ equity (deficit)	$16,828,021	$14,826,598

(A)	$0.0001 par value per share, 135,000,000 shares authorized, 92,196,308 and 81,487,715 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
Net sales	$136,725	$51,603	$334,551	$398,908

Less:
Product cost of goods sold	570,412	571,798	1,572,932	1,731,131
Federal excise taxes and USDA Tobacco Buyout Program Assessment	1,827	4,098	5,142	8,494

Gross profit (loss)	(435,514)	(524,293)	(1,243,523)	(1,340,717)

Operating expenses:
Marketing and distribution	726,622	1,003,306	2,850,467	1,608,801
General and administrative	3,114,325	2,903,991	11,823,157	8,903,522
Research and development	42,102	19,056	50,496	52,162

Total operating expenses	3,883,049	3,926,353	14,724,120	10,564,485

Operating loss from continuing operations	(4,318,563)	(4,450,646)	(15,967,643)	(11,905,202)

Other income (expense):
Interest income	139,688	114,861	330,777	674,569
Interest expense	(178,530)	(319,883)	(595,153)	(1,061,187)
Loss on sale of interest income and reversionary interest in MSA escrow accounts	—	—	—	(26,982,426)
Gain on sale of tobacco curing barns	—	—	—	3,554,969
Loss on retirement of assets	—	—	—	(31,092)
Miscellaneous income (expense)	—	159,677	49,562	211,394

Net loss from continuing operations before income taxes	(4,357,405)	(4,495,991)	(16,182,457)	(35,538,975)
Income tax benefit (expense)	(40,000)	6,000	(120,000)	(226,000)

Net loss from continuing operations	(4,397,405)	(4,489,991)	(16,302,457)	(35,764,975)
Discontinued operations
Gain on sale of licensing agreements	—	—	—	2,354,300
Income (loss) from discontinued operations	—	(471,004)	—	(2,739,982)

Total discontinued operations	—	(471,004)	—	(385,682)
Net loss	$(4,397,405)	$(4,960,995)	$(16,302,457)	$(36,150,657)

Net income (loss) per share; basic and diluted
Continuing operations	$(0.05)	$(0.05)	$(0.18)	$(0.44)
Discontinued operations	—	(0.01)	—	(0.01)

Net loss basic and diluted per common share	$(0.05)	$(0.06)	$(0.18)	$(0.45)

Weighted average shares outstanding, basic and diluted	92,110,972	81,487,715	89,050,831	80,026,622

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
	(Unaudited)
Balances, December 31, 2007	81,487,715	$8,149	$99,274,482	$(101,270,280)	$(1,987,649)
Common stock issuance	10,708,593	1,071	16,510,769	—	16,511,840
Stock option compensation	—	—	2,942,136	—	2,942,136
Net Loss	—	—	—	(16,302,457)	(16,302,457)

Balances, June 30, 2008 (unaudited)	92,196,308	$9,220	$118,727,387	$(117,572,737)	$1,163,870

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Operating activities:
Net loss	$(16,302,457)	$(36,150,657)

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	460,478	501,743
Provision for bad debt	(11,171)	—
Loss on sale of interest income and reversionary interest in MSA escrow accounts	—	26,982,426
Gain on sale of tobacco curing barns	—	(3,554,969)
Gain on licensing of trademarks	—	(2,354,300)
Loss on retirement of assets	2,542	31,092
Stock based compensation	2,942,136	139,193
Liability for unrecognized tax benefits	120,000	50,000
Increase (decrease) in cash resulting from changes in:
Current assets	(376,417)	5,121,300
Current liabilities	(61,147)	(713,751)

Net cash flows from operating activities	(13,226,036)	(9,947,923)

Investing activities:
Purchase of intangible assets	(7,310)	(5,412)
Purchase of property and equipment	(111,689)	(75,646)
Proceeds from sale of tobacco curing barns	—	11,614,100
Proceeds from sale of licensing rights	799,471	866,405

Net cash flows from investing activities	680,472	12,399,447

Financing activities:
Proceeds from issuance of common stock	16,500,000	950,000
Proceeds from exercise of warrants and options	11,840	1,331,113
Payments on long-term debt and capital lease obligation	(1,208,946)	(6,313,322)

Net cash flows from financing activities	15,302,894	(4,032,209)
Deposits to MSA escrow fund	(360,254)	(219,326)
Proceeds from sale of MSA escrow accounts	—	11,563,447
Increase in cash and cash equivalents	2,397,076	9,763,436
Cash and cash equivalents, beginning of period	8,881,341	4,297,467

Cash and cash equivalents, end of period	$11,278,417	$14,060,903

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$628,478	$1,061,187

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation

Unless the context requires otherwise, all references in this Quarterly Report on Form 10-Q (“Report”) to “Star Scientific,” “Company,” “we,” “our,” “us” and similar terms refer to Star Scientific, Inc. and its wholly owned subsidiaries Star Tobacco, Inc., a Virginia corporation, and Rock Creek Pharmaceuticals, Inc. (formerly Star Pharma, Inc.), a Delaware corporation, which also may be referred to in this Report as “Star Tobacco” and “Rock Creek Pharmaceuticals” or “Rock Creek,” respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

2.	Summary of Significant Accounting Policies

Basic and Diluted Loss per Share:

The Company had net losses during the three and nine months ended September 30, 2008 and 2007. Common shares issuable upon the exercise or conversion of derivative securities are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. Diluted loss per share is the same as basic loss per share as the effect of all options and warrants outstanding is anti-dilutive.

Taxes Collected from Customers and Remitted to Government Authorities:

The Company collects from customers and pays Federal excise taxes and USDA Tobacco Buyout Program Assessments on the sale of dissolvable tobacco and remits these amounts to government authorities. The Company has included excise taxes and USDA Tobacco Buyout Program Assessments of approximately $1,827 and $4,098 in net sales and cost of goods sold in the accompanying condensed consolidated financial statements for the three months ended September 30, 2008 and 2007, respectively. Excise taxes and USDA Tobacco buyout Program Assessments of approximately $5,142 and $8,494 for the nine months ended September 30, 2008 and 2007, respectively, are included in net sales and cost of goods sold.

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

Recent Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB subsequently issued FAS 157-2 extending the adoption for non financial assets and liabilities for one year. Accordingly, the Company has not determined the impact on its financial statements of accounting standard FAS 157-2. However, the Company does not expect it to have a material impact on the Company’s financial position, results of operations or cash flows.

The Company maintains all of its excess cash reserves in short-term money market accounts or certificates of deposits which generally do not have market implications to their values. Therefore, the Fair Value Measurements of financial assets are not applicable to the Company at this time.

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

The following represents a summary of the Company’s operating results on the disposition of the cigarette operations for the three and nine months ended September 30, 2007.

	Three Months Ended	Nine Months Ended
	September 30, 2007
Net sales	$1,251,093	$10,367,726
Cost of goods sold	1,721,080	11,058,348

Gross margin (loss)	(469,987)	(690,642)
Operating expenses	1,017	2,049,340

Operating income (loss)	(471,004)	(2,739,982)
Gain on disposition net of tax	—	2,354,300

Net gain (loss) from discontinued operations	$(471,004)	$(385,682)

4.	Liquidity and Capital Resources

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

The Company had a consolidated loss for the three and nine months ended September 30, 2008 of approximately $4.4 and $16.3 million, respectively.

5.	Inventories

Inventories consist of the following as of September 30, 2008:

Raw materials	$86,118
Packaging materials	214,133
Finished goods	166,519

$466,770

6.	Long-Term Debt

Long-term debt consists of the following as of September 30, 2008:

Notes payable collateralized by any remaining tobacco leaf inventory and the Company’s remaining tobacco curing barns payable in 96 monthly installments of approximately $134,327 until August 2010 and then $208,000 until fully paid in December 2013 plus interest at prime plus 1%	$11,513,846
Less current maturities	(1,611,928)

Long term portion of debt	$9,901,918

The future maturities of long-term debt without regard to potential royalty offsets are as follows:

Twelve Months Ending September 30,
2009	$1,611,928
2010	1,759,505
2011	2,497,392
2012	2,497,392
2013	2,497,392
Thereafter	650,237

Total notes payable and long term debt	$11,513,846

7.	Stockholders’ Equity

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

September Exercise of Warrants:

On September 25, 2008, the holder of a warrant for 200,000 shares of Common Stock exercised the warrant in its entirety. The warrant holder elected to exercise the warrant utilizing the warrant’s net share settlement provision and was issued 81,488 shares of Common Stock based upon a price of $3.41 per share of Common Stock, the average closing price of the Common Stock over a 30 day period ending three calendar days prior to the date of exercise, in accordance with that provision.

Warrants:

The Company issues warrants to purchase Common Stock in connection with the private placement of shares of its Common Stock to investors as an additional incentive for investors to provide long-term capital to the Company and as additional compensation to consultants and advisors. The warrants sold in connection with private placements are issued with negotiated exercise prices and generally have a per share exercise price at or above the last consolidated closing bid price of the Company’s Common Stock as reported on the Nasdaq Global Market on the trading day immediately preceding the closing of the private placement pursuant to which the warrants were issued. The warrants have been issued for various terms ranging from several months to ten years. Taking into account the warrants issued in the March and May Offering as well as the exercise of the warrant in September 2008 mentioned above, the Company had 15,739,021 outstanding warrants at September 30, 2008, with a weighted average exercise price of $2.06 per share.

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

On September 4, 2008, the Company’s Board of Directors adopted the 2008 Incentive Award Plan (the “2008 Plan”), which has been submitted for ratification by the Company’s stockholders at the Company’s annual meeting and which was included in the Company’s definitive proxy statement for the Company’s 2008 annual meeting of its stockholders to be held on November 14, 2008 (the “Annual Meeting”). The 2008 Plan will become effective if approved by the affirmative vote of the holders of a majority of the shares of Common Stock present in person, or represented by proxy and entitled to vote at the Annual Meeting. The 2008 Plan provides for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. The 2008 Plan provides for grants of both qualified and non-qualified stock options to purchase up to 4,000,000 shares at a purchase price not less than the fair market value on the date of grant as well as other equity awards.

During the first quarter of 2008, the Company issued 200,000 options to an employee, of which 100,000 vested immediately, and amortized the costs of unvested options issued, accounting for $198,328 of stock based compensation.

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

As an annual retainer, each of the Company’s independent directors receives a stock option to purchase up to 50,000 shares of Common Stock granted on each anniversary date of each such independent director’s initial election to the Board of Directors, which are exercisable immediately. In September 2008 the Company issued anniversary stock option awards for 50,000 shares to three of its independent directors. The grants were made under the 2008 Plan and will become effective upon the ratification of the 2008 Plan by the Company’s stockholders at the Annual Meeting.

Additionally, in September 2008, the holder of a stock option with the intrinsic value of $18,770 exercised the option for a total of 8,000 shares of the Company’s Common Stock. At September 30, 2008, there were 7,625,200 options issued and outstanding with a weighted average exercise price of $2.40 per share.

A summary of the status of the Company’s unvested stock options at September 30, 2008, and changes during the nine months then ended, is presented below.

Nonvested Stock Options	Shares	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2007	360,000	$0.89
Granted	100,000	1.46
Vested	(150,000)	0.88
Forfeited	—	—

Nonvested at September 30, 2008	310,000	$1.08

At September 30, 2008, there was $137,872 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately one year.

Net Loss Basic and Diluted Per Common Share:

Due to the Company’s net losses, both basic and diluted loss per share were $(0.05) and $(0.18) for the three and nine months ended September 30, 2008, respectively. An aggregate of 9,320,002 stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.

8.	Income Taxes

The Company has not received a ruling from the Internal Revenue Service for the tax years ended December 31, 2001 through 2004, which are under examination. The Company recognized interest and penalties related to the liability for the uncertain tax position in income tax expense in accordance with FIN 48. The Company has not recognized the potential direct tax liability arising from the Internal Revenue Service examination of the Company’s tax years 2001, 2002 and 2003. The Company recognized an additional $120,000 of interest expense associated with uncertain tax positions as of September 30, 2008.

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

9.	Commitments, Contingencies and Other Matters

Obligations Under Master Settlement Agreement:

Since January 1, 2008, pursuant to the Company’s ongoing obligations under the Master Settlement Agreement (“MSA”), the Company has deposited approximately $360,000 into escrow to cover the sale of cigarettes in the settling states party to the MSA (“Settling States”) for the year ended December 31, 2007. The Company’s MSA escrow obligations have been reduced significantly over time as it decreased sales in Settling States and it currently maintains a total of approximately $365,000 in MSA escrow deposits that were not included in the 2007 sale of the interest stream and reversionary interest in the MSA escrow funds deposited into escrow for cigarette sales through 2006. The Company continues to receive the interest earned on the approximately $365,000 held in escrow by the Company. Also, the Company is seeking reimbursement for certain of its 2007 escrow costs under agreements with distributors that require those customers to cover this cost, if product sold to them is subsequently tax stamped in an MSA state. The Company has received $50,000 from one distributor and it is pursuing payment from another distributor.

RJR Litigation

On August 25, 2008, the United States Court of Appeals for the Federal Circuit (“Court of Appeals”) issued a unanimous opinion in the Company’s favor in its appeal of decisions issued by the United States District Court for Maryland (“District Court”) in the Company’s patent infringement litigation against RJR. In its unanimous ruling, the Court of Appeals reversed the rulings by the District Court that had found the patents at issue in the RJR litigation invalid because of inequitable conduct during the prosecution of the patents and because the patents were indefinite. As part of its opinion, the Court of Appeals ordered that the case be remanded to the District Court for further proceeding on the infringement complaint. On September 8, 2008, RJR filed a petition for rehearing or rehearing en banc with the Court of Appeals, and on October 22, 2008, the Court of Appeals issued an order denying RJR’s petition. On October 29, 2008, the Court of Appeals issued a mandate formally terminating the proceedings in the Court of Appeals. As a result, the District Court regained jurisdiction over the case to conduct further proceedings on our infringement complaint and, on November 5, 2008, held a pre-trial scheduling conference with all counsel. At the conference the District Court set a schedule for the trial of this case, including a case planning conference on November 25, 2008, to address all matters relating to the trial. The District Court also scheduled a jury trial, lasting between two and three weeks, to take place within the six week period between April 20, 2009 and May 29, 2009. The schedule set by the District Court would be rescinded in the event that a petition for certiorari, which RJR intends to file with the United States Supreme Court, is granted.

There has been no change in the legal fee arrangements relating to this litigation since December 31, 2007, however, the case will now proceed under the Company’s prior retainer with trial counsel which provides for a cap on fee payments during the litigation in return for the payment of a percentage of any damage award and a percentage of the resulting payments actually received in the event the litigation is resolved in its favor.

Virginia Sales and Use Tax Assessment:

There has been no change in the status of the Virginia Sales and Use Tax assessment against the Company with respect to its tobacco curing barns since December 31, 2007.

10.	Related Party Transaction

Starwood Industries, LLC (“Starwood”), a company in which Mr. Williams, the Company’s Chief Executive Officer, is a principal, for several years owned an aircraft that was used by the Company from time to time. The Company had an agreement with Starwood to pay a contracted rate per hour for the use of the aircraft. This agreement did not provide for an adjustment based on the increased cost of fuel. During the year ended December 31, 2007 and the three months ended March 31, 2008, fuel costs exceeded the standard rate set forth in the agreement and, accordingly, Starwood requested a fuel surcharge applicable to the Company’s use of the aircraft, a practice common in the aircraft industry. Given Mr. William’s relationship with Starwood, any payment to Starwood by the Company constitutes a related party transaction that must be pre-approved by the Company’s Audit Committee. On May 6, 2008, the Company’s Audit Committee approved a $529,672 payment to Starwood in satisfaction of the fuel surcharge related to the Company’s use of the aircraft during this period. This expense is included in the Company’s operating expenses for the nine month period ending September 30, 2008.

In 2008 the aircraft owned by Starwood was sold and another aircraft that is owned by Starwood Aviation, Inc. (“Starwood Aviation”), a company wholly owned by Mr. Williams, was purchased. Effective September 1, 2008, the Company entered into an agreement for the use of the aircraft owned by Starwood Aviation. Under this agreement, the Company has agreed to pay an hourly rate for the use of the aircraft of approximately $3,970 each month until the approximately $51,000 of monthly fixed cost for the aircraft have been met. If the aircraft is used beyond that point, the hourly rate would be approximately $1,200 per hour. In accordance with the Company’s related party transaction policy, the agreement with Starwood Aviation was recommended for approval to the Board of Directors by the Company’s Audit Committee, and it was approved by the Board of Directors at a meeting held on October 6, 2008. For the month of September 2008 the cost for the use of the Starwood Aviation aircraft was $171,654 based on the terms of the new contract. Until October 6, 2008, the date the new agreement was approved by the Company’s Board of Directors, the Company paid Starwood Aviation for the use of the aircraft the amount specified in the previous contract. The difference in the contract rates resulted in an amount due from Starwood Aviation of approximately $95,000, which has been included in the prepaid expenses and other current assets line item of the Company’s consolidated balance sheets as of September 30, 2008. The $95,000 has been credited against October 2008 aircraft usage which exceeded the amount due from Starwood Aviation at September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007.

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

•

the licensing of trademarks for certain cigarette brands owned by our company and, potentially, the sale of cigarette products in the future, although we ceased manufacturing and sales of any cigarette products in May 2007 and intend to focus our activities on the sale of our low-TSNA dissolvable smokeless tobacco products, consistent with our previously announced corporate mission to transition from the sale of discount cigarettes to low-TSNA smokeless tobacco products; and

•

the planned development of pharmaceutical products, particularly products that have a botanical, tobacco-based component, to treat tobacco dependence and a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression.

Our long-term focus is the research, development and licensing of technology for the production of very low-TSNA tobacco and related products, particularly dissolvable smokeless tobacco products, that expose adult tobacco users to substantially lower levels of toxins as compared to other smoked and smokeless tobacco products. Our overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products, both in the form of low-TSNA smokeless tobacco products and related pharmaceutical products. We fully accept the evidence that links smoking tobacco with a variety of diseases and premature death. We believe it is highly unlikely that the health risks of smoked tobacco can be completely eliminated and that no safe cigarettes will ever be manufactured. We believe we were the first company to state unequivocally that “there is no such thing as a safe cigarette”. Further, we were the first company to affix to the back of the package of our first premium low-TSNA product, Advance®, a package “onsert” that contained not only scientifically verified comparative product content data, but also additional health warnings beyond those required by the Surgeon General. Despite worldwide efforts to curb tobacco use, the American Cancer Society continues to report that an estimated 1.3 billion people smoke and use other conventional tobacco products. Given the reality of tobacco use, we continue to believe that there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology. Accordingly, we believe we have a corporate responsibility to continue our research and development efforts to manufacture tobacco products with the lowest level of toxins possible, particularly through the development of products containing tobacco cured using our StarCured® tobacco curing process. In June 2007, we announced the restructuring of our company and the incorporation of a new subsidiary, Rock Creek Pharmaceuticals (formerly Star Pharma), to pursue the development and regulatory approval of pharmaceutical products to treat smokeless tobacco addiction and a range of neurological conditions.

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

Prospects for Our Operations

The recurring losses generated primarily by our smokeless tobacco business continue to impose significant demands on our liquidity. Given the typical long lead time for federal approval of any pharmaceutical products, we do not expect that Rock Creek Pharmaceuticals will generate any revenues for the foreseeable future, but rather that Rock Creek will focus on the research and development aspects of a range of pharmaceuticals, including tobacco-based drug products, assuming sufficient capital can be generated to support such activities.

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

The recurring losses generated by operations continue to impose significant demands on our liquidity. As of September 30, 2008, we had approximately $10.2 million of working capital of which approximately $11.3 million was cash.

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

Smokeless Tobacco. The net sales of our smokeless products for the third quarter 2008 continued to be de minimis and it will take significantly greater sales of smokeless products for this business segment to operate at break-even levels. STONEWALL Hard Snuff® represents a majority of our hard tobacco sales. We continue to work to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products, and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts, which if successful, would likely contribute to consumer acceptance of our smokeless tobacco products.

Development of Tobacco-based Pharmaceutical Products. In June 2007, we announced the incorporation in Delaware of our new wholly owned subsidiary, Rock Creek Pharmaceuticals (formerly Star Pharma), to act as a vehicle for the pursuit of a range of pharmaceutical products, including products that have a botanical, tobacco-based component. These will include products for the treatment of tobacco dependence, as well as products that would utilize certain monoamine oxidase inhibitor (MAO) agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression. Rock Creek Pharmaceuticals is operating under a sublicense with respect to the intellectual property to which Star Scientific is the exclusive licensee, which includes patents for producing tobacco with very low-TSNA levels and patents for using MAO inhibitors in tobacco to treat various neurological conditions. This sublicense agreement was entered into with Star Scientific in December 2007. In February 2008, Curtis Wright, MD, MPH joined Rock Creek as its Senior Vice President, Medical/Clinical Director and began working in that capacity on a full-time basis as of March 17, 2008. Dr. Wright has had an extensive industry career in the drug development field, in addition to having served for several years in a number of senior scientific positions in the FDA’s Center for Drug Evaluation and Research, including Deputy Director and subsequently Acting Director of that division. Since March 2008, Rock Creek has been involved in assessing a number of potential opportunities in the pharmaceutical area and pursuing a number of concepts for potential drug products in the tobacco cessation/tobacco avoidance areas.

Licensing. We have an exclusive, worldwide license from Regent Court Technologies, LLC under twelve U.S. patents, numerous foreign patents and patents pending relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process involves the control of certain conditions in tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. We continue to pursue means of collecting royalties with respect to this curing technology, including through our patent infringement lawsuit against RJR, which has been remanded by the United States Court of Appeals for the Federal Circuit, or Court of Appeals, to the United States District Court for the District of Maryland, or District Court, for further proceeding on our company’s patent infringement complaint. See Note 9 to our consolidated financial statements and “Part II — Item 1 — Legal Proceedings” included elsewhere in this Report for additional information concerning our lawsuit against RJR. While we believe the licensing of our exclusive patent rights is a major potential source of additional revenue for us, full realization of this potential will depend on our ability to successfully defend and enforce our patent rights, and to obtain judgment at trial against RJR on the patent infringement claims that we are pursuing in the District Court.

Impact of the MSA and Other Legislation Relating to Cigarettes and Smokeless Tobacco Products. Pursuant to the Master Settlement Agreement, or MSA, each year our company has been required to deposit monies into escrow accounts to cover our company’s sale of cigarettes in the settling states party to the MSA, or Settling States, during the prior year. Our escrow obligations under the MSA, have been reduced significantly over time as we decreased sales in the Settling States, and ceased manufacturing any cigarettes as of June 8, 2007, after licensing the trademarks for Sport®, Mainstreet® and GSmoke® to Tantus. We also have withdrawn the certifications for our cigarette brands in all of the Settling States. As a result, we do not anticipate having MSA escrow obligations for sales in 2008 or thereafter, since we have not been manufacturing cigarettes since June 2007. On March 14, 2007, we sold the rights, title and interest in and to all income from and reversionary interest in our MSA escrow accounts on deposit at that time as well as our company’s 2006 MSA escrow deposits made in April 2007. While the escrow accounts will remain in our name and be available to satisfy a portion of any judgments or settlements by the Settling States for twenty-five years after deposit, we no longer receive the interest generated by the MSA escrow accounts for those years and will have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy portions of any such judgments or settlements by the Settling States.

Beyond restrictions on cigarette sales, a number of states have sought to impose limits on flavors that could be used for smoked, as well as smokeless tobacco products. To date, no states have imposed restrictions on the types of flavors that could be used for smokeless tobacco products, although such legislation has been introduced in Hawaii, West Virginia and Massachusetts this year. In June 2007, legislation was enacted in Maine that prohibits the sale of certain flavored cigarettes and cigars. An amendment was also added to the Maine bill that prohibited the sale of dissolvable smokeless tobacco products in that state after September 2007. A bill overturning the ban on dissolvable smokeless tobacco in Maine was introduced in January 2008. That legislation was reported unanimously out of the Joint Committee on Health and subsequently approved by the Full House and Senate as emergency legislation. The repeal of the ban was signed by the governor on March 5, 2008 and became immediately effective on that date. As in previous years, bills providing the FDA with regulatory oversight over all tobacco products were introduced in both the Senate and House in 2007 (S.625 and H.R. 1108). On July 31, 2007, the Senate Committee on Health, Education, Labor and Pensions approved the Senate version of the bill and a hearing on the bill was held in the House in October 2007. On April 2, 2008, the House Energy & Commerce Committee approved the House version of the bill. On July 30, 2008, the House of Representatives version of the bill was introduced for a vote by the full House of Representatives. The House of Representatives passed the bill by a two-thirds’ majority vote of 326 to 102. The Senate has not yet scheduled the bill to be introduced for vote and it does not appear that there will be any further action on this bill before the end of the current session of Congress. However, we believe that it is likely that legislation providing for FDA regulatory oversight of all tobacco products will be reintroduced when the new session of Congress convenes in 2009.

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

We maintain all of our excess cash reserves in short-term money market or certificates of deposits which generally do not have market implications to their values. Therefore, the Fair Value Measurements of financial assets are not applicable to our company at this time.

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

Results of Operations

The Company’s unaudited condensed consolidated results for the three and nine months ended September 30, 2008 and 2007 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
Net sales	$136,725	$51,603	$334,551	$398,908
Cost of goods sold	570,412	571,798	1,572,932	1,731,131
Federal excise tax and Department of Agriculture payment	1,827	4,098	5,142	8,494

Gross profit (loss)	(435,514)	(524,293)	(1,243,523)	(1,340,717)

Total operating expenses	3,883,049	3,926,353	11,823,157	10,564,485

Operating loss	$(4,318,563)	$(4,450,646)	$(15,967,643)	$(11,905,202)

Net loss from continuing operations	$(4,397,405)	$(4,489,991)	$(16,302,457)	$(35,764,975)
Discontinued operations	—	(471,004)	—	(385,682)

Net loss	$(4,397,405)	$(4,960,995)	$(16,302,457)	$(36,150,657)

Basic and diluted loss per common share continuing operations	$(0.05)	$(0.05)	$(0.18)	$(0.44)
Basic and diluted gain (loss) per common share discontinued operations	—	(0.01)	—	(0.01)

Basic and diluted net loss per common share	$(0.05)	$(0.06)	$(0.18)	$(0.45)

Basic and diluted weighted average shares outstanding	92,110,972	81,487,715	89,050,831	80,026,622

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Sales. For the three months ended September 30, 2008, our dissolvable tobacco net sales (gross sales less cash discounts, product discounts and product return allowance) increased 165% to $136,725 as compared to approximately $51,603 during the same period in 2007. Net sales for the three months ended September 30, 2008 were positively impacted by an increase in unit sales volume of approximately 40%, or $54,000, and by decreases in product promotion costs of approximately $63,000, partially offset by an increase in product return allowances of approximately $12,000 and price adjustments of $19,000.

Our gross sales (sales prior to the reduction for cash discount, product discounts and sales returns) in the three months ended September 30, 2008 were $195,890, an increase of 39.1% from gross sales of $140,848 during the same period in 2007.

Gross Profit (loss). Gross loss decreased by $88,779 to $(435,514) for the three months ended September 30, 2008, from a gross loss of $(524,293) in the same period in 2007. The improvement was primarily attributable to the increased net sales for the period.

Total Operating Expenses. Total operating expenses, which include marketing and general and administrative expenses and research and development costs, were essentially flat at approximately $3.9 million for both the three months ended September 30, 2008 and the same period in 2007.

Marketing and Distribution Expenses. Marketing and distribution expenses totaled approximately $0.7 million for the three months ended September 30, 2008, a decrease of approximately $0.3 million, or 27.6%, as compared to marketing and distribution expenses of approximately $1.0 million for the same period in 2007. This decrease was primarily due to reduction of $0.2 million in retail coupon issuance costs and a reduction of $0.1 million in trade marketing.

General and Administrative Expenses. General and administrative expenses totaled approximately $3.1 million for the three months ended September 30, 2008, an increase of approximately $0.2 million, or 7.2%, as compared to approximately $2.9 million of general and administrative expenses for the same period in 2007. During the three months ended September 30, 2008, there were increased legal expense of $0.3 million relating principally to our appeal in the RJR litigation following the August 25, 2008 decision reversing prior rulings of the District Court and non-cash stock based compensation for the issuance of stock options to directors of $0.4 million. These costs where partially offset by a decrease in facility rents of $0.1 due to a reduction of our rented office space, decreased travel expenses of $0.2 million, a reduction of insurance premiums of $0.1 and a reduction of external accounting services of $0.1 million as a result of our undertaking to perform certain accounting functions internally.

Research and Development Expenses. Research and development expenses were de minimis during the three months ended September 30, 2008. We expect to maintain our spending on research relating to our low-TSNA smokeless tobacco products at a de minimis level while we continue to concentrate on our patent infringement lawsuit against RJR. Consistent with our efforts to cut costs, we have deferred our research projects since the last half of 2003, and we have not convened a meeting of our Scientific Advisory Board during this period. Presently, our research focus is directed to assessing the impact that products with reduced toxin levels may have on the range of serious health hazards linked with the use of conventional smoked and smokeless tobacco products, and encouraging scientists in the U.S. and Europe to pursue TSNA-related research. While our research work has been deferred as a result of a lack of available working capital, we have designed several additional scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk; to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco; and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. We are pursuing the development of pharmaceutical products, including tobacco-based pharmaceuticals, through our Rock Creek Pharmaceuticals subsidiary and we anticipate engaging in clinical development research activities in connection with its ongoing operations. However, because of monetary constraints we are not moving forward with the studies relating to our low-TSNA smokeless tobacco products at this time. When we initiate these studies, they will be conducted by independent laboratories and universities. The extent of future research and development efforts will depend, in part, on the of our pending litigation against RJR. See Note 9 to our consolidated financial statements and “Part II — Item 1 — Legal Proceedings” included elsewhere in this Report for additional information concerning our lawsuit against RJR.

Interest Income and Expense. We had interest income of $139,688 and interest expense of $178,530 for three months ended September 30, 2008, for net interest expense of $38,842. For the same period in 2007, we had interest income of $114,861 and interest expense of $319,883, for net interest expense of $205,022. The decreased interest expense for the three months ended September 30, 2008 reflects a lower outstanding principal balance of our outstanding variable rate indebtedness during the period and lower interest rates on debt, which is based on the prime interest rate. The increased interest income during the three months ended September 30, 2008 is a result of our increased cash positions, which includes our MSA escrow funds deposited in April 2008 for cigarettes sold in the first half of 2007.

Income Tax Expense. We recorded $40,000 of estimated income taxes for interest on liabilities for unrecognized tax benefits for the three months ended September 30, 2008 pertaining to the estimated taxes due from the Internal Revenue Service’s examination for tax years 2001, 2002 and 2003 as compared to an $6,000 benefit recorded for the same period in 2007.

Discontinued Operations. We discontinued the manufacturing and sales of our discount cigarettes as of June 10, 2007. The following table summarizes our operating results on the disposition of our cigarette operations for the three months ended September 30, 2007:

Net sales	$1,251,093
Cost of goods sold	1,721,080

Gross margin (loss)	(469,987)
Operating expenses	1,017

Total loss from discontinued operations	$(471,004)

Net Loss. We had a net loss of approximately $4.4 million for the three months ended September 30, 2008 as compared to a net loss of approximately $5.0 million for the same period in 2007.

For the three months ended September 30, 2008, we had a basic and diluted loss per share of $(0.05) as compared to a basic and diluted loss per share of $(0.06) for the same period in 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Sales. For the nine months ended September 30, 2008, our net sales (gross sales less cash discounts, product discounts and product return allowance) decreased 16.1% to $334,551 as compared to net sales of $398,908 during the same period in 2007. Sales unit volumes for the nine months ended September 30, 2008 increased approximately $24,000, or 4.3%, as compared to the same period in 2007. This increase in sales volume was offset by increases in promotions costs of $30,000, increases of product return allowances of $35,000 and price adjustments of $17,000.

Our gross sales (sales prior to the reduction for cash discount, product discounts and sales returns) for the nine months ended September 30, 2008 were $555,988, an increase of 4.9% from gross sales of $529,845 during the same period in 2007.

Gross Profit (loss). The gross loss decreased $0.1 million in the nine months ended September 30, 2008 to $(1.2) million as compared to a gross loss of $(1.3) million in the same period in 2007. The improvement was primarily attributable to cost savings in manufacturing, which were partially offset by lower net sales.

Total Operating Expenses. Total operating expenses, which include marketing and distribution, general and administrative expenses, and research and development costs, increased by approximately $4.1 million to approximately $14.7 million for the nine months ended September 30, 2008 as compared to approximately $10.6 million for the same period in 2007. The increased cost was primarily due to general and administrative expense increases of $2.9 million and an increase of $1.2 million in marketing and distribution costs.

Marketing and Distribution Expenses. Marketing and distribution expenses totaled approximately $2.8 million for the nine months ended September 30, 2008, an increase of approximately $1.2 million, or 76.8%, as compared to marketing and distribution expenses of approximately $1.6 million for the same period in 2007. This primarily reflects increases of $0.7 million for sales personnel, $0.7 million for product promotional consultants utilized to promote consumer awareness of the dissolvable tobacco product and $0.1 million in trade marketing. These increased expenses were partially offset by a decrease in product market research of $0.3 million.

General and Administrative Expenses. General and administrative expenses totaled approximately $11.8 million for the nine months ended September 30, 2008, an increase of approximately $2.9 million, or 32.8%, as compared to general and administrative expenses of approximately $8.9 million for the same period in 2007. During the nine months ended September 30, 2008, the primary increase in costs were attributable to a non-cash, stock based compensation expense of $2.8 million related to the issuance of stock options and an increase in executive travel costs of $1.0 million related principally to corporate fund raising and investor relation efforts. These costs were offset in part by decreased external accounting costs of $0.3 million as a result of our performing certain accounting functions internally, lower rent of $0.3 million due to decreasing excess office space and decreases in other costs amounting to $0.2 million.

Research and Development Expenses. Our research and development expenses were de minimis for the nine months ended September 30, 2008.

Interest Income and Expense. For the nine months ended September 30, 2008, we had interest income of approximately $330,777 and interest expense of approximately $595,153, for a net interest expense of approximately $264,376. For the same period in 2007, we had interest income of approximately $674,569 and interest expense of approximately $1,061,187, for a net interest expense of approximately $386,618. The lower interest expense for the nine months ended September 30, 2008 reflected the impact of the $2.9 million prepayment of our RJR long-term debt in March 2007, payment in full of the RJR account payable balance in August 2007, normal principal payments on the debt and lower interest rates during the nine months ended September 30, 2008. The lower interest income during the nine month period ended September 30, 2008 reflected the decreased interest earned from our MSA escrow accounts as a result of the sale of the interest stream and reversionary interest in our escrow accounts in March 2007 during the nine months ended September 30, 2008.

Income Tax Expense. We recorded $120,000 of estimated income taxes for interest on liabilities for unrecognized tax benefits during the nine months ended September 30, 2008. This pertained to the estimated taxes due from the Internal Revenue Service’s examination for tax years 2001, 2002 and 2003 as compared to $226,000 for the same period in 2007.

Discontinued Operations. We discontinued the manufacturing and sales of our discount cigarettes as of June 10, 2007. The following table summarizes our operating results on the disposition of our cigarette operations for the nine months ended September 30, 2007:

Net sales	$10,367,726
Cost of goods sold	11,058,368

Gross margin (loss)	(690,642)
Operating expenses	2,049,340

Operating income (loss)	(2,739,982)
Gain on disposition (net of income tax)	2,354,300

Total loss from discontinued operations	$(385,682)

Net Loss. We had a net loss of approximately $16.3 million for the nine months ended September 30, 2008 as compared to a net loss of approximately $36.2 million for the same period in 2007. The net loss for the nine months ended September 30, 2008 included $3.0 million for stock option expense. The net loss for the nine months ended September 30, 2007 reflected $27.0 million of loss on the sale of the MSA escrow accounts, a gain on sale of tobacco curing barns of $3.6 million, the loss on discontinued operations of $2.7 million and a gain on the sale of licensing rights of $2.4 million. Excluding these transactions, the net loss for the nine month period ended September 30, 2008 would have been $13.3 million as compared to $12.5 million for the same period in 2007.

For the nine months ended September 30, 2008, we had a basic and diluted loss per share of $(0.18) as compared to a basic and diluted loss per share of $(0.45) for the same period in 2007.

Liquidity and Capital Resources

We have been operating at a loss for the past five years. Our future prospects are dependent on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Also, our long-term prospects are dependent on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, the ability to generate revenues through such royalty payments is also dependent upon the successful completion of our company’s ongoing patent infringement lawsuit against RJR. In that lawsuit, the Court of Appeals on August 25, 2008, issued an unanimous opinion that reversed rulings by the District Court that had previously found the patents at issue in the RJR litigation invalid because of inequitable conduct during the prosecution of the patents and because the patents were indefinite. As part of its opinion, the Court of Appeals ordered that the case be remanded to the District Court for further proceeding on the infringement complaint. On September 8, 2008, RJR filed a petition for rehearing or rehearing en banc with the Court of Appeals, and on October 22, 2008, the Court of Appeals issued an order denying RJR’s petition. On October 29, 2008, the Court of Appeals issued a mandate formally terminating the proceedings in the Court of Appeals. As a result, the District Court regained jurisdiction over the case to conduct further proceedings on our infringement complaint and, on November 5, 2008, held a pre-trial scheduling conference with all counsel. At the conference the District Court set a schedule for the trial of this case, including a case planning conference on November 25, 2008, to address all matters relating to the trial. The District Court also scheduled a jury trial, lasting between two and three weeks, to take place within the six week period between April 20, 2009 and May 29, 2009. The schedule set by the District Court would be rescinded in the event that a petition for certiorari, which RJR intends to file with the United States Supreme Court, is granted.

As of September 30, 2008, we had a working capital surplus of approximately $10.2 million, which included cash of approximately $11.3 million. Future cash needs during the next twelve months include:

•	approximately $ 1.0 million for the trial portion of our patent litigation;

•	monthly principal and interest payments of approximately $200,000 in connection with the repayment of the Company’s long-term debt; and

•	funding of other aspects of our current operations in light of continued operating losses.

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

With the proceeds from the funding transactions during the first nine months of 2008, we anticipate that we will have sufficient funds to support our operations at least through March 2009. See Note 7 to our consolidated financial statements included elsewhere in this Report. However, absent the successful completion of our company’s ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, or a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it will be necessary to pursue additional sources of funds during the first quarter 2009. However, depending upon the current market conditions and capital raising opportunities, we may decide to seek additional funds before that time. There can be no assurance that we will be successful in obtaining such funding at commercially reasonable terms, if at all.

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

Summary of Balances and Recent Sources and Uses

As of September 30, 2008, we had positive working capital of approximately $10.2 million, approximately $11.3 million in cash and cash equivalents and approximately $0.1 of accounts receivable, compared to working capital of approximately $7.6 million, approximately $8.9 million in cash and cash equivalents, and approximately $0.1 in accounts receivable, as of December 31, 2007.

Net Cash From Operating Activities. During the nine months ended September 30, 2008, approximately $13.2 million of cash was used in operating activities as compared to approximately $9.9 million of cash used in operating activities during the same period in 2007. Cash used in operations was approximately $3.3 million higher during the nine months ended September 30, 2008, primarily as a result of increases in marketing and distribution expense of approximately $1.2 million , executive travel of $1.0 million and other operating expenses of $1.1 million.

Net Cash From Investing Activities. During the nine months ended September 30, 2008, we generated $0.7 million of cash from investing activities, primarily reflecting proceeds from licensing receivables. During the same period in 2007, we generated $12.0 million of cash from investing activities primarily from the sale of approximately 990 tobacco curing barns.

Net Cash From Financing Activities. During the nine months ended September 30, 2008, we generated a net cash amount of approximately $15.3 million from financing activities. Of that amount, $16.5 million was generated by the private placement of our Common Stock and warrants. This was offset by $1.2 million for the repayment of our long-term debt.

Net Cash Used in MSA Escrow Payments. In March 2007, we assigned all of our rights to the interest stream and any reversionary interest in the MSA escrow accounts through 2006 for net proceeds of approximately $11.5 million. While the escrow accounts will remain in our company’s name and be available to satisfy judgments or settlements by the Settling States for twenty-five years after deposit, we no longer receive the interest generated by those MSA escrow accounts and have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy judgments or settlements by the Settling States. As of September 30, 2008, we had deposited approximately $0.4 million into escrow for sale of cigarettes in the Settling States in 2007. We will continue to receive the interest earned on the approximately $0.4 million deposited into escrow for 2007 cigarette sales. Also, we are seeking reimbursement for certain of our 2007 escrow costs under agreements with distributors that require those customers to cover this cost, if our products sold to them in a non-MSA state is subsequently tax stamped in an MSA state. To date we have received approximately $50,000 from one distributor and we are continuing to pursue payment from another distributor.

Cash Demands on Operations

We continue to experience operating losses. For the nine months ended September 30, 2008, sales of our dissolvable tobacco products totaled $555,988, an increase of a $26,143, or 4.9%, from $529,845 during the same period in 2007. As of September 30, 2008, we had made payment of $360,254 for cigarette sales in the MSA sales during 2007. Given the fact that we ceased manufacturing and selling cigarettes in June 2007 and sought to have our certification for cigarette sales in the MSA states withdrawn in 2007, we do not anticipate having further MSA escrow obligations for cigarette sales in 2008 or thereafter.

We have spent significant capital in connection with the development and protection of our intellectual property portfolio, principally in connection with our patent infringement litigation against RJR. We recognize that in order to protect and defend our intellectual property, additional capital will need to be spent in connection with our ongoing patent litigation matters.

Contingent Liabilities and Cash Demands

Long-Term Debt Agreements. Under a Restated Master Agreement, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we currently owe approximately $11.5 million in long-term tobacco curing barn loans. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly payments that began on January 1, 2006. The debt is secured by any remaining tobacco leaf inventory and our remaining tobacco curing barns. Once the outstanding loan balance is reduced to $10.0 million, the collateral will be released.

Litigation Costs. We have entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on our behalf. Given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. We have paid or accrued all existing obligations. Also, as part of our fee arrangements in certain of these matters, we have agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments we actually receive in the event that the litigation is resolved in our favor in return for a cap on fee payments during the litigation. See Note 9 to our consolidated financial statements and “Part II – Item 1 – Legal Proceedings” included elsewhere in this Report for additional information concerning our lawsuit against RJR.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of September 30, 2008, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In May 2001, we filed a patent infringement action against RJR in the United States District Court for the District of Maryland, or District Court, to enforce our company’s rights under U.S. Patent No. 6,202,649 (‘649 Patent), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, we filed a second patent infringement lawsuit against RJR in the District Court based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). The new patent is a continuation of the ‘649 Patent and, on August 27, 2002, the two suits were consolidated.

In April 2003, the parties filed dispositive Motions for Summary Judgment. We filed a Motion for Summary Judgment on Claim Construction and Definiteness, and RJR filed six Motions for Summary Judgment asserting various defenses. Pursuant to an Order dated September 15, 2003, the District Court appointed a Special Master to prepare Reports and Recommendations, or R&Rs, for the District Court on our Motion for Summary Judgment and five of RJR’s six Motions for Summary Judgment. The Special Master issued R&Rs on all six of the Summary Judgment Motions and on March 31, 2004, the District Court issued final rulings on five of the six Summary Judgment Motions that had been reviewed by the Special Master. In its March 31, 2004 rulings, the District Court adopted without modification the Special Master’s R&Rs, which collectively recommended that the District Court deny RJR’s Summary Judgment Motions, and that our Motion for Summary Judgment on claim construction and definiteness be granted in part and denied in part. The District Court also issued an order denying RJR’s Motion for Summary Judgment seeking to limit our damages claim, which had not been reviewed by the Special Master. On June 24, 2004, the District Court issued a final order adopting without modification the Special Master’s last R&R which recommended that the District Court deny the final RJR Summary Judgment Motion.

On August 17, 2004, we were informed that the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis. Judge Garbis over the next several months issued a series of orders concerning various aspects of the case. These orders set an initial trial date of January 24, 2005, permitted additional discovery of certain defenses raised by RJR and the filing of two additional Motions for Summary Judgment. Subsequently, the District Court ordered that it would bifurcate RJR’s defense of inequitable conduct before the patent office and would have that defense tried before Judge Garbis beginning on January 31, 2005. That portion of the case was tried during the period January 31, 2005 to February 8, 2005. At the conclusion of the bench trial, the District Court advised the parties that it would take the matter under advisement, and expected to issue a ruling on this portion of the case at the same time that it ruled on the two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. Briefing on these motions was completed on March 11, 2005.

On January 19, 2007, the District Court granted RJR’s Motions for Summary Judgment in part and denied these motions in part. On its Motion for Summary Judgment on the Effective Filing Date of the Patents, the District Court established September 15, 1999 as the effective filing date, but denied RJR summary judgment of invalidity with regard to the patents-in-suit. On RJR’s Motion for Summary Judgment on Indefiniteness, the District Court granted the motion on the basis that the term “anaerobic condition” was indefinite. On June 26, 2007 the District Court issued its decision on the inequitable conduct defense,. In its ruling the District Court held the two patents unenforceable due to inequitable conduct in their procurement and a final judgment against our company was docketed on June 27, 2007. The next day we filed a notice of appeal as to the rulings issued in January 2007 and as to the ruling on the inequitable conduct defense with the United States Court of Appeals for the Federal Circuit, or Court of Appeals. After briefing and oral argument, the Court of Appeals on August 25, 2008, issued a unanimous opinion reversing the rulings by the District Court on the issue of inequitable conduct and on the issue of the definiteness of the patents. The Court of Appeals declined to address the issue of priority date, finding that this ruling did not form the basis for any judgment since priority date is not a claim or defense and since RJR had not cross-appealed the denial of summary judgment on anticipation and best mode. As part of its opinion, the Court of Appeals ordered that the case be remanded to the District Court for further proceeding on our company’s patent infringement complaint. On September 8, 2008, RJR filed a petition for rehearing or rehearing en banc with the Court of Appeals, and on October 22, 2008, the Court of Appeals issued an order denying RJR’s petition. On October 29, 2008, the Court of Appeals issued a mandate formally terminating the proceedings in the Court of Appeals. As a result, the District Court regained jurisdiction over the case to conduct further proceedings on our infringement complaint and, on November 5, 2008, held a pre-trial scheduling conference with all counsel. At the conference the District Court set a schedule for the trial of this case, including a case planning conference on November 25, 2008, to address all matters relating to the trial. The District Court also scheduled a jury trial, lasting between two and three weeks, to take place within the six week period between April 20, 2009 and May 29, 2009. The schedule set by the District Court would be rescinded in the event that a petition for certiorari, which RJR intends to file with the United States Supreme Court, is granted.

Additionally, following entry of judgment by the District Court, RJR filed a motion for a bill of cost in the amount of $240,659. RJR also filed a motion requesting the District Court to determine that this is an “exceptional” case under 35 USC § 285 and award attorneys’ fees of approximately $22 million under that provision and/or under 28 USC § 1927 on the basis that attorneys’ fees were unreasonably multiplied during the litigation. The District Court entered an agreed-upon order staying both motions until after a ruling on the pending appeal. Given the reversal of the District Court finding on inequitable conduct, we believe that these motions will be withdrawn by RJR or denied by the District Court.

We entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on our company’s behalf. Given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. We have paid or accrued all existing obligations. Also, as part of the fee arrangements in certain of these matters, we have agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments we actually receive in the event that the litigation is resolved in our favor, in return for a cap on fee payments during the litigation.

We are also currently involved, as we are from time to time, in legal proceedings that arise in the ordinary course of our business, which we are vigorously defending or pursuing. Except as set forth above, there is no other litigation pending that could materially harm our results of operations and financial condition.

Item 1A.	Risk Factors

There are no material changes from risk factors previously disclosed in “Part I – Item 1A” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.

Item 6.	Exhibits

Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Star Scientific, Inc.(1)

3.2	Amended and Restated Bylaws of Star Scientific, Inc.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Description
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Incorporated by reference to Current Report on Form 8-K filed on December 18, 2007.
(2)	Incorporated by reference to Current Report on Form 8-K filed on December 21, 2006.
(3)	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. § 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

Date: November 10, 2008	/s/ Park A. Dodd, III
Authorized Signatory and Chief Financial Officer