Form 10-Q
period 2009-03-31
STAR SCIENTIFIC INC
filed 2009-05-11
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Common Stock, $0.0001 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 1, 2009, 102,221,268 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

ii

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this quarterly report on Form 10-Q, or Report, to “Star Scientific,” “Company,” “we,” “our,” “us,” “our company” and similar terms refer to Star Scientific, Inc. and its wholly owned subsidiaries Star Tobacco, Inc., a Virginia corporation, and Rock Creek Pharmaceuticals, Inc., a Delaware corporation, which also may be referred to in this Report as “Star Tobacco” and “Rock Creek”, respectively.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, the uncertainties inherent in the progress of scientific research, our ability to raise additional capital in the future that is necessary to maintain our business, potential disputes concerning our intellectual property, risks associated with litigation regarding such intellectual property, uncertainties associated with the development, testing and regulatory approvals of our low-TSNA tobacco and related products, market acceptance of our new smokeless tobacco products, competition from companies with greater resources than us, our decision not to join the Master Settlement Agreement, and our dependence on key employees and on our prior strategic relationships with Brown & Williamson Tobacco Corporation in light of its combination with R.J. Reynolds Tobacco Company, Inc., and the impact of potential litigation, if initiated against or by individual states that adopted the Master Settlement Agreement, which could be materially adverse to us.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Part II – Item 1A – Risk Factors” of this Report and “Part I – Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, or Annual Report, filed with the Securities and Exchange Commission on March 16, 2009.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in “Part II – Item 1A – Risk Factors” of this Report and “Part I – Item 1A – Risk Factors” of our Annual Report in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,670,494	$6,473,441
Accounts receivable, trade	75,295	86,221
Receivable from sale of licensing rights	309,728	589,245
Inventories	729,128	713,236
Prepaid expenses and other current assets	447,900	1,252,375

Total current assets	21,232,545	9,114,518
Property, plant and equipment, net	1,593,316	1,668,309
Idle equipment	299,700	299,700
Intangible assets, net of accumulated amortization	660,289	673,278
Receivable from sale of licensing rights, less current maturities	126,125	132,116
MSA Escrow funds	364,525	364,525

Total assets	$24,276,500	$12,252,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,611,928	$1,477,601
Accounts payable, trade	1,061,821	1,128,418
Accrued expenses	951,778	595,125
Due to stockholders	50,000	50,000

Total current liabilities	3,675,527	3,251,144
Long-term debt, less current maturities	9,095,954	9,498,936

Total liabilities	12,771,481	12,750,080

Commitments and contingencies (note 9 )	—	—
Stockholders’ equity (deficit):
Common stock(A)	10,089	9,225
Additional paid-in capital	136,385,269	119,102,327
Subscription Receivable	(50,000)	—
Accumulated deficit	(124,840,339)	(119,609,186)

Total stockholders’ equity (deficit)	11,505,019	(497,634)

Total liabilities and Stockholders’ equity (deficit)	$24,276,500	$12,252,446

(A)	$0.0001 par value per share, 135,000,000 shares authorized, 100,891,457 and 92,246,308 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Net sales	$147,792	$145,651
Less:
Product cost of goods sold	438,507	454,792
Federal excise taxes	1,516	14,576

Gross loss	(292,231)	(323,717)

Operating expenses:
Marketing and distribution	564,822	1,373,462
General and administrative	4,045,351	3,661,568
Research and development	224,094	8,222

Total operating expenses	4,834,267	5,043,252

Operating loss	(5,126,498)	(5,366,969)
Other income (expense):
Interest income	46,740	121,695
Interest expense	(113,571)	(233,826)
Derivative expense	(66,863)	—
Miscellaneous income	29,039	1,522

Loss before income taxes	(5,231,153)	(5,477,578)
Income tax expense	—	(40,000)

Net loss	$(5,231,153)	$(5,517,578)

Basic and diluted net loss per common share	$(0.06)	$(0.07)

Weighted average shares outstanding, basic and diluted	95,003,153	82,786,895

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

	Common stock		Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2008	92,246,308	$9,225	$119,102,327	$—	$(119,609,186)	$(497,634)
Stock option and warrant exercise	8,645,149	864	17,946,390	(50,000)	—	17,897,254
Stock-based compensation	—	—	24,370	—	—	24,370
Derivative liability adjustment resulting from adoption of new accounting policy (Note 2)	—	—	(687,818)	—	—	(687,818)
Net Loss	—	—	—	—	(5,231,153)	(5,231,153)

Balances, March 31, 2009 (unaudited)	100,891,457	$10,089	$136,385,269	$(50,000)	$(124,840,339)	$11,505,019

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(5,231,153)	$(5,517,578)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	100,102	161,832
Provision for bad debt	(18,000)	18,000
Stock-based compensation	24,370	198,328
Liability for unrecognized tax benefits	—	40,000
Derivative expense	66,863	—
Increase (decrease) in cash resulting from changes in:
Current assets	817,510	8,653
Current liabilities	290,055	(228,730)

Net cash flows from operating activities	(3,950,253)	(5,319,495)

Investing activities:
Purchase of intangible assets	(2,326)	(1,738)
Purchase of property and equipment	(9,794)	(80,989)
Proceeds from sale of licensing rights	285,508	260,376

Net cash flows from investing activities	273,388	177,649

Financing activities:
Proceeds from issuance of common stock	—	12,500,000
Proceeds from stock and warrant exercise	17,142,573	—
Payments on long-term debt and capital lease obligation	(268,655)	(402,982)

Net cash flows from financing activities	16,873,918	12,097,018

Deposits to MSA escrow fund	—	(4,800)
Increase in cash and cash equivalents	13,197,053	6,950,372
Cash and cash equivalents, beginning of period	6,473,441	8,881,341

Cash and cash equivalents, end of period	$19,670,494	$15,831,713

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$74,969	$233,827
Non-cash financing activities accretion of warrant	$754,681	$—

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1.	Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2008, 2007, and 2006 included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009 (the “Annual Report”).

2.	Summary of Significant Accounting Policies

Adoption of New Accounting Pronouncement:

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, effective on January 1, 2009, the Company reclassified certain outstanding warrants, at their fair value of $687,818, to liabilities where they were measured at their respective fair values with corresponding changes in fair values charged or credited to its statement of operations. Upon the warrant exercise on March 23, 2009, the liability was revalued at its fair value of $754,681. The change in fair value of $66,863 was charged to income as an expense and the balance of the $754,681 was reclassified to equity. See Note 6.

3.	Liquidity and Capital Resources

The Company has been operating at a loss for the past six years. The Company’s prospects are dependent on the distribution and consumer acceptance of its low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers and the development of pharmaceutical products and related products, such as nutraceutricals, by Rock Creek. Also, the Company’s long-term prospects will be dependent on its ability to begin generating significant revenues through royalties from the patented tobacco curing process to which it is the exclusive licensee. However, the ability to generate revenues through such royalty payments will also be dependent upon the successful completion of the Company’s ongoing patent infringement lawsuit against R.J. Reynolds Tobacco Company (“RJR”). A jury trial in that case has been set to begin on May 18, 2009 in the United States District Court for the District of Maryland.

As of March 31, 2009, the Company had a working capital surplus of approximately $17.6 million, which included cash of approximately $19.7 million. Future cash needs during 2009 include:

•	additional litigation costs in connection with the pretrial and trial portion of the Company’s patent infringement case against RJR of approximately $1.0 million;

•	monthly principal and interest payments of approximately $180,000 in connection with the repayment of the Company’s long term B&W debt; and

•	funding of other aspects of the Company’s current operations in light of continued operating losses.

The Company expects to continue to incur losses in connection with the sale of its smokeless tobacco products for the foreseeable future. It will require substantially increased sales to reach a breakeven level for these products. Rock Creek has had no revenues to date. Given the typical long lead time for federal approval of any pharmaceutical products, the Company does not expect that Rock Creek will generate any revenues from the sale of pharmaceutical products for the foreseeable future, but rather that Rock Creek will focus its efforts on the research and development aspects of a range of tobacco-based pharmaceuticals and related products, such as nutraceuticals, assuming sufficient capital can be generated to support such activities.

Since January 1, 2009, through the exercise of an aggregate of 1,497,557 options and 7,147,592 warrants for the Company’s common stock, in each case for cash, the Company received proceeds of approximately $17.1 million and a subscription receivable of $50,000. See note 6 for details of the transactions. With the proceeds from the recent exercise of warrants and options, the Company anticipates that it will have sufficient funds to support its operations through March 2010. However, absent the successful completion of the Company’s ongoing patent infringement lawsuit against RJR, or a substantial improvement in revenues and/or royalties from smokeless tobacco products, the Company believes that it will be necessary to pursue additional sources of funds during the second quarter 2010. Depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before that time. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms, if at all.

The Company had a consolidated loss for the three months ended March 31, 2009 of approximately $5.2 million.

4.	Inventories

Inventories consist of the following as of March 31, 2009:

Raw materials	$156,152
Packaging materials	419,528
Finished goods	153,448

$729,128

5.	Long-Term Debt

Long-term debt consists of the following as of March 31, 2009:

Notes payable collateralized by any remaining tobacco leaf inventory and the Company’s remaining tobacco curing barns payable in 96 monthly installments of approximately $134,327 until August 2010 and then $208,000 until fully paid in December 2013 plus interest at prime plus 1%.	$10,707,882
Less current maturities	(1,611,928)

Long term portion of debt	$9,095,954

The future maturities of long-term debt without regard to potential royalty offsets are as follows:

Twelve months ending March 31,
2010	$1,611,928
2011	2,202,237
2012	2,497,392
2013	2,497,392
2014	1,898,933

Total notes payable and long term debt	$10,707,882

6.	Stockholders’ Equity

Stock Option Plans:

Prior to 2008 the Company adopted a 1998 Stock Option Plan and a 2000 Equity Incentive Plan, and in September 2008 it adopted a 2008 Incentive Award Plan (the “Plans”). The Plans provide for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. In the aggregate the Plans provide for grants of both qualified and non-qualified stock options to purchase up to 12,000,000 shares at a purchase price equal to the fair market value on the date of grant in the case of qualified options granted to employees.

During the three months ended March 31, 2009, the Company did not issue options to any employee.

At March 31, 2009, there were 5,900,011 options issued and outstanding with a weighted average exercise price of $2.44 per share.

A summary of the status of the Company’s unvested stock options at March 31, 2009, and changes during the quarter then ended, is presented below.

Nonvested Stock Options	Shares	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2008	230,000	$1.13
Granted	—
Vested	(50,000)	1.84
Forfeited	—	—

Nonvested at March 31, 2009	180,000	$1.04

As of March 31, 2009, there was $69,698 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately one year.

During the three months ended March 31, 2009, 1,497,557 stock options were exercised for an aggregate of approximately $3.1 million. The intrinsic value of these exercised stock options was approximately $1.8 million.

Warrant activity:

On several occasions during or prior to March 2008, the Company entered into securities purchase and registration rights agreements with certain accredited investors (each an “Investor” and collectively, the “Investors”) pursuant to which the Company sold shares of its common stock, par value $0.0001 per share (“Common Stock”), and warrants (the “Prior Warrants”) to purchase an aggregate of 6,279,001 shares of Common Stock. The Prior Warrants had per share exercises prices ranging from $2.00 to $3.00 per share.

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

As a result of the warrant exercise transactions, the Company was required to adjust the exercise price and the number of warrants issued to Manchester Securities Corporation, or Manchester, under a 2004 warrant agreement with Manchester pursuant to which Manchester received warrants for 609,390 shares of common stock, as previously adjusted. Since the warrant exercise transactions involved the sale of shares of common stock at an effective price per share below $3.29 per share, Manchester was entitled to a reduction in the exercise price of the its warrants from $3.29 per share to approximately $3.24 per share and to receive approximately 9,201 additional warrants to purchase common stock.

On March 23, 2009 Manchester Securities fully exercised its warrant for 618,591 shares, at the stated exercise price of $3.24 per share, providing the Company approximately $2.1 million of additional capital.

On March 30, 2009, the holder of a warrant for 1,103,960 shares exercised on 250,000 warrant shares at a price of $2.00 per share for proceeds of $500,000. The Company received an aggregate of approximately $14.0 million from the exercise of warrants during the three months ended March 31, 2009. As of March 31, 2009 the Company had 12,811,889 of warrants outstanding with a weighted average exercise price of $2.34 per share.

Net Loss Basic and Diluted Per Common Share:

Due to the Company’s net losses, both basic and diluted loss per share were $(0.06) and $(0.07) for the three months ended March 31, 2009 and 2008, respectively. An aggregate of 18,711,900 at March 31, 2009 and 19,313,330 at March 31, 2008 of stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.

7.	Income Taxes

The Company recognized interest related to the liability for uncertain tax positions in income tax expense. During the first three fiscal quarters of 2008 the Company recognized approximately $120,000 of interest expense associated with uncertain tax positions. In December 2008, the Company received favorable notification from the IRS that the uncertain position had been resolved and, as such, derecognized its position of recording this income tax expense as of December 31, 2008.

8.	Commitments, Contingencies and Other Matters

RJR Litigation:

In November 2008 the District Court, following remand from the Court of Appeals, scheduled a jury trial lasting between two and three weeks for the period April 20, 2009 through May 29, 2009. The District Court in February 2009 set May 18, 2009, as the date for the start of the jury trial. At a March 20, 2009 pretrial conference the District Court denied a motion by RJR to continue the trial date and issued an order to that effect on March 25, 2009. On April 17, 2009 a further conference was held with the District Court to address other pre-trial matters and the District Court issued a further Second Procedural Order relating to certain of those matters on April 23, 2009.

Virginia Sales and Use Tax Assessment:

There has been no change in the status of the Virginia Sales and Use Tax assessment against the Company with respect to its tobacco curing barns since December 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission, or SEC, on March 16, 2009. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

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

•

the licensing of trademarks for certain of our cigarette brands that we discontinued manufacturing in 2007, consistent with our previously announced plan to transition from the sale of cigarettes to low-TSNA smokeless tobacco products; and

•

the development of pharmaceutical products, particularly products that have a botanical, tobacco-based component, that are designed to treat tobacco dependence and a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression and potentially related products such as nutraceuticals.

Our long-term focus is the research, development and licensing of technology for the production of very low-TSNA tobacco and related products, particularly dissolvable smokeless tobacco products, that expose adult tobacco users to substantially lower levels of toxins as compared to other smoked and smokeless tobacco products, tobacco-based pharmaceuticals and related products such as nutraceuticals. Our overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products and the reduction of harm from the use of tobacco products at all levels. We currently are focusing our efforts on the manufacture and sale of ARIVA® and STONEWALL Hard Snuff® , our dissolvable low-TSNA smokeless tobacco products, the development of tobacco-based pharmaceutical products, related products such as nutraceuticals and the continued refinement of our patented technology for the production of low TSNA tobacco. Recently we filed a new U.S. patent application for a variation of our patented curing technology that results in the production of cured tobacco that consistently contains virtually undetectable levels of any carcinogenic TSNAs. That patent is currently pending before the U.S. Patent and Trademark Office. Also, we are undertaking initial toxicity testing of a prototype non-nicotine nutraceutical that is designed to be of value in minimizing nicotine cravings.

In 2007 we incorporated our Rock Creek subsidiary to pursue the development and regulatory approval of pharmaceutical products to treat tobacco addiction and a range of neurological conditions and potentially related products such as nutraceuticals. In the past we deferred the initiation and continuation of certain research projects because of the lack of working capital. Our success in promoting the sale of our low-TSNA dissolvable smokeless tobacco products and our ability to resume and continue our research and development efforts, including advancement of the research and development activities of Rock Creek, will in large part depend on our available working capital, ability to procure funding for these initiatives, and the successful outcome of our ongoing patent infringement litigation against R.J. Reynolds Tobacco Company, or RJR, which is now set for a jury trial beginning on May 18, 2009 in the United States District Court for the District of Maryland, or District Court.

Over the last several years, we have expended significant time and resources on our ongoing patent infringement litigation against RJR, the development of ARIVA® and STONEWALL Hard Snuff®, our low-TSNA dissolvable smokeless tobacco products, the license of low-TSNA products related to and the technology behind, our StarCured® tobacco curing process, and the initial development efforts of Rock Creek. Our future success will largely depend on the successful results of these initiatives. The recurring losses generated primarily by our smokeless tobacco business continue to impose significant demands on our liquidity.

Product licensing royalties and smokeless tobacco sales have been de minimis to date and, given the typical long lead time for federal approval of any pharmaceutical products, we do not expect that Rock Creek will generate any revenues for the foreseeable future, but rather that through Rock Creek we will focus on the research and development aspects of a range of pharmaceuticals, including tobacco-based drug products, and related products, assuming we can generate sufficient working capital to support these activities.

Our future prospects are also dependent on the distribution and consumer acceptance of our low-TSNA dissolvable smokeless tobacco products and our ability to support the expansion of the market for these products as well as our continued development of new low-TSNA smokeless tobacco, independently and through alliances with other tobacco manufacturers. Our future results of operations are also dependent on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through sales of our smokeless tobacco products and the licensing of such products will substantially be dependant upon the successful completion of our ongoing patent infringement lawsuit against RJR.

We experienced revenue of approximately $0.1 million and an operating loss from continuing operations of approximately $(5.1) million during the three months ended March 31, 2009. The recurring losses generated from our operating expenses continue to impose significant demands on our liquidity. As of March 31, 2009, we had positive working capital of approximately $17.6 million, which included approximately $19.7 million in cash and cash equivalents. Since January 1, 2009, through the exercise of an aggregate of 1,497,557 options and 7,142,592 warrants for our common stock, in each case for cash, our company has received proceeds of approximately $17.1 million. See note 6 of our financial statements for a complete discussion of these transactions. However, absent the successful completion of our ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants and options for cash or a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it will be necessary to pursue additional sources of funds during the second quarter of 2010. However, depending upon market conditions and the price of the common stock, we may decide to seek additional funds before that date.

Smokeless Tobacco. Net sales of our smokeless hard tobacco products were unchanged at $0.1 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. STONEWALL Hard Snuff® represented a majority of our hard tobacco sales during each period. We continue to work to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products, and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Our working capital constraints over the last several years have limited both the direct marketing of our smokeless hard tobacco products and our research and development efforts, which we believe negatively impacted our efforts to increase consumer acceptance of our smokeless tobacco products.

Development of Tobacco-based Pharmaceutical Products. In 2007, we incorporated our wholly owned subsidiary Rock Creek through which we intend to pursue a range of pharmaceutical products, including products that have a botanical, tobacco-based component, for the treatment of tobacco dependence, as well as products that would utilize certain MAO agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression and related products such as nutraceuticals. Rock Creek operates pursuant to a sublicense under our exclusive license with Regent Court Technologies, LLC, or Regent Court, which includes patents for producing tobacco with low TSNA levels. The sublicense also covers patents for the use of MAO inhibitors in tobacco to treat various neurological conditions. Through Rock Creek we also are continuing to explore the development of other pharmaceutical products with clinical claims, as well as a “relapse prevention product” to assist smokers during nicotine withdrawal, with the goal of higher “quit” rates for long term smokers who have failed in their treatments with conventional nicotine replacement therapy, or NRT, smoking cessation products and related products such as nutraceuticals. We recently developed a prototype non-nicotine nutraceutical that is intended to lessen nicotine craving and we have begun toxicity testing of this product.

Licensing. We have an exclusive, worldwide license from Regent Court under 12 U.S. patents and 45 foreign patents as well as additional patents pending in the U.S. and foreign countries relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process involves the control of certain conditions in tobacco curing barns, and in certain applications, the use of microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and tobacco smoke. We recently filed a new U.S. patent application for a variation of our patented curing technology that results in the production of cured tobacco that consistently contains virtually undetectable levels of any carcinogenic TSNAs.

We continue to pursue means of collecting royalties with respect to our patented curing technology, including through our patent infringement lawsuit against RJR, which has been set for a jury trial beginning on May 18, 2009, in the United States District Court for the District of Maryland. See Note 8 to our consolidated financial statements and “Part II — Item 1 — Legal Proceedings” included elsewhere in this Report for additional information concerning our lawsuit against RJR. We expect that any royalties arising from the license of our curing technology would be substantially dependent on the successful completion of our patent litigation against RJR. While we believe licensing of our exclusive patent rights could prove a significant source of additional revenue for us, however, the full realization of this potential also will depend on our ability to successfully defend and enforce our patent rights.

Impact of Legislation Relating to Smoked and Smokeless Tobacco Products. Over the last decade there have been significant new restrictions relating to the use and consumption of tobacco products generally and cigarettes, in particular, tobacco manufactures, wholesalers and retailers are subject to significant and increasing state and federal regulation. For example, a number of states have recently sought to impose limits on flavors that could be used for smoked, as well as smokeless tobacco products. Additionally, in 2008 and 2009 bills providing the U.S. Food and Drug Administration, or FDA, with regulatory oversight over all tobacco products were introduced in the 110th and 111th Congress, respectively, and the U.S. House of Representatives recently passed HR 1256 which would give the FDA authority over all tobacco products. We expect that the U.S. Senate will consider a similar bill in the near future and that this legislation will be considered a priority by the 111th Congress. This legislation as well as other current and future state and federal regulations could have a significant impact on our future prospects and results of operations. See “Item 1. Business — Government Regulation” of the Annual Report for more information relating to recent regulatory initiatives over tobacco and tobacco products.

Off-Balance Sheet Arrangements

None.

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

Results of Operations

The Company’s unaudited condensed consolidated results for the three month periods ended March 31, 2009 and 2008 are summarized in the following table:

	Three Months Ended March 31,
	2009	2008
Net sales	$147,792	$145,651
Cost of goods sold	438,507	454,792
Federal excise tax	1,516	14,576

Gross profit (loss)	(292,231)	(323,717)

Total operating expenses	4,834,267	5,043,252

Operating loss	(5,126,498)	(5,366,969)

Net loss	$(5,231,153)	$(5,517,578)

Basic and diluted loss per common share net loss	$(0.06)	$(0.07)

Weighted average shares outstanding	95,003,153	82,786,895

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Sales. For the three months ended March 31, 2009, net sales (gross sales less cash discounts, product discounts and product return allowance) of our dissolvable tobacco were significantly unchanged at $147,792 compared to $145,651 during same period in 2008. While sales volumes during the three months ended March 31, 2009 were lower than the same period in 2008, lower spending on product promotion programs and price increases on our smokeless tobacco products effective

January 1, 2009 partially offset decreased revenues from the lower sales volumes. We believe the lower sales volume during the three months ended March 31, 2009 were in part a result of the U.S. Congress’ passage of amendments to the Children’s Health Insurance Program that are in part financed by increases in the federal excise tax on tobacco products. In the case of smokeless tobacco products, the excise tax increased from $0.585 per pound to $1.51 per pound as of April 1, 2009, and the increased tax amount was applied to all tobacco products that distributors had in inventory as of that date by means of a “floor tax”. As a result, we believe wholesalers and distributors were incentivized to limit their inventory on hand as of April 1, 2009, which negatively impacted sales volume in the period and, in particular, during March 2009.

Gross Profit (loss). Gross loss decreased $31,486 in the three months ended March 31, 2009 to $292,231 from $323,717 for the same period in 2008.

Total Operating Expenses. Total operating expenses were approximately $4.8 million for the three months ended March 31, 2009, a decrease of approximately $0.2 million, or 4%, from approximately $5.0 million for the same period in 2008. General and administrative expenses increased by approximately $0.4 million, and marketing and distribution costs decreased by approximately $0.8 million. Research and development costs increased approximately $0.2 million.

Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $0.6 for three months ended March 31, 2009, a decrease of approximately $0.8 million, or 60.7%, from approximately $1.4 million for the same period in 2008. This decrease reflected a reduction of $0.5 million in promotional consultant costs, and a decrease of $0.2 million in retail coupon issuance costs.

General and Administrative Expenses. General and administrative expenses were approximately $4.1 million for the three months ended March 31, 2009, an increase of approximately $0.4 million, or 10.4%, from approximately $3.7 million for the same period in 2008. During the three months ended March 31, 2009, we had increased legal costs of $1.0 million primarily associated with the trial preparation of our RJR patent infringement case which begins on May 18, 2009, partially offset by a reduction in stock-based compensation expense of approximately $0.2 million and executive travel expense of $0.4 million.

Research and Development Expenses. Beginning in 2003 we deferred the initiation and continuation of certain research projects of Star Scientific because of the lack of working capital. In 2008 we expended approximately $0.3 million in product development initiatives aimed at improving our low-TSNA smokeless tobacco products and incurred approximately $0.1 on this effort in the three months ended March 31, 2009. Also, we have been exploring the development of a range of botanical-based products for the treatment of tobacco dependence, as well as products that would utilize certain MAO agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease and related products through Rock Creek. In 2008, Rock Creek undertook an initial assessment related to the applicability of low-TSNA tobacco for pharmaceutical and related applications, and during the three months ended March 31, 2009 Rock Creek incurred $0.1 million of expenses on these efforts. Given our working capital constraints, our ability to resume the research efforts of Star Scientific and to advance the research and development activities of Rock Creek will depend on our ability to obtain funding for these initiatives. It will also depend on the results of our ongoing patent litigation with RJR.

Interest Income and Expense. We had interest income of $46,740 and interest expense of $113,571 for the three months ended March 31, 2009, for a net interest expense of $66,831 during the period. For the same period in 2008, we had interest income of $121,695 and interest expense of $233,826, for a net interest expense of $112,131. The lower interest expense for the three months ended March 31, 2009 reflected lower prevailing interest rates and scheduled payments against the principal of our outstanding debt. The lower interest income during the first quarter of 2009 is due to the decrease in prevailing interest rates.

Derivative Expense. In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, effective on January 1, 2009, we reclassified certain outstanding warrants, at their fair value of $687,818, to liabilities where they were measured at their respective fair values with corresponding changes in fair values charged or credited to our income. Upon the warrant exercise on March 23, 2009, the liability was revalued at its fair value. A portion of the revalued liability was then reclassified to equity in the amount of proceeds received upon exercise and the remaining amount accounted for as derivative expense.

Income Tax Expense. During the nine months ended September 30, 2008, we recognized approximately $120,000 of interest expense associated with uncertain tax positions. We received a favorable notification from the IRS in December 2008 that the uncertain position had been resolved and, as such, we derecognized our position of recording this income tax expense as of the period ended December 31, 2008.

Net Loss. We had a net loss of approximately $5.2 million for the three months ended March 31, 2009 compared to a net loss of approximately $5.5 million for the same period in 2008. The net loss for the three months ended March 31, 2009 primarily reflected lower operating costs and decreases in income tax expense as compared to the same period in 2008.

At March 31, 2009, we had a basic and diluted loss per share of $(0.06) compared to a basic and diluted loss per share of $(0.07) at March 31, 2008.

Liquidity and Capital Resources

Our company has been operating at a loss for the past six years. Our future prospects are dependent on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers and tobacco-based pharmaceuticals and related products such as nutraceuticals. Also, our long-term prospects are dependent on our ability to begin generating significant revenues through royalties from our patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through such royalty payments is also dependent upon the successful completion of our ongoing patent infringement lawsuit against RJR. A jury trial in that case has been set to begin on May 18, 2009, in the United States District Court for the District of Maryland.

As of March 31, 2009, we had positive working capital of approximately $17.6 million, which included cash and cash equivalents of approximately $19.7 million. Anticipated future cash needs during 2009 include:

•	additional litigation costs in connection with the pretrial and trial portion of our ongoing patent infringement case against RJR of approximately $1.0 million;

•	monthly principal and interest payments of approximately $180,000 in connection with the repayment of our long-term B&W debt; and

•	funding of other aspects of our current operations in light of continued operating losses.

We expect to continue to incur losses in connection with the sale of our smokeless tobacco products for the foreseeable future. While sales of smokeless tobacco have been increasing year over year, substantially increased sales will be required to reach a breakeven level for these products. Rock Creek has had no revenues. Given the typical long lead time for federal approval of any pharmaceutical products, we do not expect that Rock Creek will generate any revenues for the foreseeable future, but rather that Rock Creek will focus its efforts on the research and development aspects of a range of pharmaceuticals, including products having a botanical, tobacco-based component and related products, such as nutraceuticals, assuming sufficient capital can be generated to support such activities.

Since January 1, 2009, through the exercise of an aggregate of 1,497,557 options and 7,147,592 warrants for our common stock, in each case for cash, our company received proceeds of approximately $17.1 million and a $50,000 subscription receivable. See note 6 of our financial statements for a complete discussion of the transactions. We anticipate that we will have sufficient funds to support our operations through March 2010. However, absent the successful completion of our company’s ongoing patent infringement lawsuit against RJR, the exercise of outstanding warrants, or a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it will be necessary to pursue additional sources of funds during the second quarter 2010. Depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that time. There can be no assurance that we will be successful in obtaining such funding at commercially reasonable terms, if at all.

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

Summary of Balances and Recent Sources and Uses

As of March 31, 2009, we had positive working capital of approximately $17.6 million, which included approximately $19.7 million in cash and cash equivalents and approximately $0.1 of accounts receivable, compared to positive working capital of approximately $5.9 million, which included approximately $6.5 million in cash and cash equivalents, and approximately $0.1 in accounts receivable, as of December 31, 2008.

Net Cash From Operating Activities. During the three months ended March 31, 2009, approximately $4.0 million of cash was used in operating activities compared to approximately $5.3 million of cash used in operating activities during the same period in 2008. Cash used in operations was approximately $1.3 million lower during the three months ended March 31, 2009 as compared to the same period in 2008, primarily as a result of decreased marketing and distribution expenses of approximately $0.9 million and the sale of one of our manufacturing buildings in Chase City, Virginia for $0.6 million.

Net Cash From Investing Activities. During the three months ended March 31, 2009, a total of $0.3 million of cash was generated by investing activities, primarily reflecting proceeds from licensing receivables. During the same period in 2008, we generated $0.2 million in cash primarily from the proceeds from licensing receivables.

Net Cash From Financing Activities. During the three months ended March 31, 2009, we generated net cash from financing activities of approximately $16.9 million, primarily through the exercise of common stock options and warrants, for gross proceeds of approximately $17.1 million. During the same period in 2008, we generated a net cash from financing activities of approximately $12.1 million, primarily from the sale of common stock, for gross proceeds of approximately $12.5 million.

Net Cash Used in MSA Escrow Payments. In March 2007, we assigned all of our right to the interest stream and any reversionary interest in the MSA escrow accounts through 2006 for net proceeds of approximately $11.5 million and we licensed our cigarette brands in May 2007 to Tantus Tobacco LLC and discontinued manufacturing any cigarette products in June 2007. Given the fact that we discontinued the sale of cigarettes in June 2007, we did not make any deposits into escrow during the three months ended March 31, 2009 for the sale of cigarettes in the MSA states in 2008 and we do not anticipate having any material MSA escrow obligations in 2009 for 2008 cigarette sales.

Cash Demands on Operations

During the three months ended March 31, 2009, we had operating losses from continuing operations that totaled $(5.1) million.

In addition, during the three months ended March 31, 2009 we spent a significant amount of money in connection with the development and protection of our intellectual property portfolio, principally in connection with our patent infringement litigation against RJR. We recognize that in order to protect and defend our intellectual property, additional capital will need to be spent in connection with our ongoing patent litigation matters. Also, we anticipate the expenditure of additional funds during 2009 in connection with the anticipated development efforts in regard to tobacco-based pharmaceuticals and related products through Rock Creek.

Our inability to improve our results of operations or to raise additional working capital through royalty arrangement or financing initiatives prior to or during the second quarter 2010 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

Contingent Liabilities and Cash Demands

B&W Agreements. Under the Restated Master Agreement with B&W, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we currently owe approximately $10.7 million on our long-term tobacco curing barn loans. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly installments that began on January 1, 2006. The debt is secured by any remaining tobacco leaf inventory and our remaining tobacco curing barns. Once the outstanding loan balance is reduced to $10.0 million, the collateral will be released.

Litigation Costs. We have entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on our behalf. Given the contingent nature of these fee arrangements and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability.

We have paid or accrued all existing legal obligations. Also, as part of our fee arrangements in certain of these matters, we have agreed to pay counsel a percentage of any damage award and a percentage of the resulting payments we actually receive in the event that the litigation is resolved in our favor in return for a cap on fee payments during the litigation.

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

MSA Escrow Obligations. Since June 2007 we have been focusing our activities on the sale of smokeless tobacco products, as opposed to cigarettes. As a result, we do not anticipate incurring MSA escrow obligations for cigarette sales in 2008 or thereafter.

Virginia Sales and Use Tax Assessment. There have been no changes in the status of our Virginia Sales and Use Tax Assessment since the filing of our Annual Report.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

Our outstanding long-term debt of $10.7 million bears an interest at a rate of prime plus 1%. Accordingly, we do not believe that we are subject to significant interest rate exposure on these obligations.

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of March 31, 2009, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

In April 2003, the parties filed dispositive Motions for Summary Judgment. After appointment of a Special Master to prepare Reports and Recommendations, or R&Rs, for the District Court on six of the Summary Judgment Motions, the District Court adopted without modification the Special Master’s R&Rs, which collectively recommended that the District Court deny RJR’s Summary Judgment Motions, and that our Motion for Summary Judgment on claim construction and definiteness be granted in part and denied in part. The District Court also issued an order denying RJR’s other Motion for Summary Judgment seeking to limit our damages claim.

On August 17, 2004, the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis. Judge Garbis over the next several months issued a series of orders concerning various aspects of the case and ordered that the RJR’s defense of inequitable conduct before the patent office be bifurcated from the remaining issues and tried before Judge Garbis beginning on January 31, 2005. That portion of the case was tried during the period January 31, 2005 to February 8, 2005. At the conclusion of the bench trial, the District Court advised the parties that it would take the matter under advisement, and expected to rule on this portion of the case at the same time that it ruled on the two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. On January 19, 2007, the District Court granted RJR’s Motions for Summary Judgment in part and denied these motions in part. On RJR’s Motion for Summary Judgment on the Effective Filing Date of the patents, the District Court established September 15, 1999 as the effective filing date, but denied RJR Summary Judgment of Invalidity with regard to the patents-in-suit. On RJR’s Motion for Summary Judgment on Indefiniteness, the District Court granted the motion on the basis that the term “anaerobic condition” was indefinite. On June 26, 2007 the District Court issued its ruling on RJR’ inequitable conduct defense. In its ruling the District Court held the two patents unenforceable due to inequitable conduct in their procurement and a final judgment against our company was docketed on June 27, 2007. We immediately filed a notice of appeal as to the rulings issued in January 2007 and as to the ruling on the inequitable conduct defense with the United States Court of Appeals for the Federal Circuit, or Court of Appeals.

Following briefing and oral argument, the Court of Appeals on August 25, 2008 issued a unanimous opinion reversing the rulings by the District Court that had found the patents at issue in the RJR litigation invalid because of inequitable conduct during the prosecution of the patents and because the patents were indefinite. As part of its opinion, the Court of Appeals ordered that the case be remanded to the District Court for further proceedings on the infringement complaint. On October 29, 2008, a mandate formally terminating the proceedings in the Court of Appeals was filed. As a result, the District Court regained jurisdiction over the case to conduct further proceedings on our infringement complaint. On January 16, 2009, RJR filed a Petition for Certiorari with the United States Supreme Court, or Supreme Court, seeking to have the Supreme Court review the unanimous decision issued by the Court of Appeals. The Supreme Court on March 9, 2009, issued an order denying RJR’s Petition for Certiorari. In November 2008 the District Court, following remand from the Court of Appeals, scheduled a jury trial lasting between two and three weeks for the period April 20, 2009 through May 29, 2009. The District Court in February 2009 set May 18, 2009, as the start date for the jury trial. At a March 20, 2009 pretrial conference, the District Court denied a motion by RJR to continue the trial date and issued an order to the effect on March 25, 2009. On April 17, 2009 a further conference was held with the District Court to address other pretrial matters and the District Court issed a further Second Procedural Order relating to certain of these matters on April 23, 2009.

On December 31, 2008 and January 2, 2009 RJR filed requests with the U.S. Patent and Trademark Office to reexamine the two patents that are the subject of our patent infringement litigation against RJR. In February and March, the Patent and Trademark Office granted the reexamination requests. The reexamination process will proceed in due course, and we believe that this process will likely last at least two years. During the process the U.S. Patent and Trademark Office will undertake a review of the patentability of the subject matter of the patents in view of the prior art cited in RJR’s requests.

Item 1A.	Risk Factors

There are no material changes from risk factors previously disclosed in “Part I – Item 1A” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009.

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

STAR SCIENTIFIC, INC.

Date: May 11, 2009	/s/ Park A. Dodd, III
Authorized Signatory and Chief Financial Officer