Form 10-Q
period 2009-06-30
STAR SCIENTIFIC INC
filed 2009-08-10
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 1, 2009, 102,490,768 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,707,738	$6,473,441
Accounts receivable, trade	110,541	86,221
Receivable from sale of licensing rights	23,697	589,245
Inventories	433,833	713,236
Prepaid expenses and other current assets	74,574	1,252,375

Total current assets	18,350,383	9,114,518
Property, plant and equipment, net	1,542,109	1,668,309
Idle equipment	299,700	299,700
Intangible assets, net of accumulated amortization	649,001	673,278
Receivable from sale of licensing rights, less current maturities	119,994	132,116
MSA escrow funds	364,525	364,525

Total assets	$21,325,712	$12,252,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,611,928	$1,477,601
Accounts payable, trade	926,139	1,128,418
Accrued expenses	2,663,547	595,125
Due to stockholders	50,000	50,000

Total current liabilities	5,251,614	3,251,144
Long-term debt, less current maturities	8,692,972	9,498,936

Total liabilities	13,944,586	12,750,080
Commitments and contingencies (note 8)	—	—
Stockholders’ equity (deficit):
Common stock(A)	10,249	9,225
Additional paid-in capital	139,237,011	119,102,327
Accumulated deficit	(131,866,134)	(119,609,186)

Total stockholders’ equity (deficit)	7,381,126	(497,634)

Total liabilities and stockholders’ equity (deficit)	$21,325,712	$12,252,446

(A)	$0.0001 par value per share, 135,000,000 shares authorized, 102,490,768 and 92,246,308 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
Net sales	$238,205	$52,176	$385,996	$197,827

Less:
Product cost of goods sold	822,120	547,730	1,260,627	1,002,522
Federal excise taxes and USDA tobacco buyout program assessment	5,582	1,734	7,099	4,406

Gross loss	(589,497)	(497,288)	(881,730)	(809,101)

Operating expenses:
Marketing and distribution	797,850	744,382	1,362,672	2,129,749
General and administrative	5,085,851	5,047,264	9,131,191	8,708,832
Research and development	507,123	172	731,226	8,394

Total operating expenses	6,390,824	5,791,818	11,225,089	10,846,975

Operating loss from continuing operations	(6,980,321)	(6,289,106)	(12,106,819)	(11,656,076)

Other income (expense):
Interest income	65,139	69,395	111,879	191,090
Interest expense	(110,613)	(182,797)	(224,184)	(416,623)
Derivative expense	—	—	(66,863)	—
Miscellaneous income	—	55,032	29,039	56,555

Net loss from continuing operations before income taxes	(7,025,795)	(6,347,476)	(12,256,948)	(11,825,054)
Income tax expense	—	(40,000)	—	(80,000)

Net loss	$(7,025,795)	$(6,387,476)	$(12,256,948)	$(11,905,054)

Net loss basic and diluted per common share	$(0.07)	$(0.07)	$(0.12)	$(0.14)

Weighted average shares outstanding, basic and diluted	102,043,560	91,792,126	98,542,805	87,446,858

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2008	92,246,308	$9,225	$119,102,327	$(119,609,186)	$(497,634)
Stock option and warrant exercise	10,244,460	1,024	20,773,762	—	20,774,786
Stock-based compensation	—	—	48,740	—	48,740
Derivative liability adjustment resulting from adoption of new accounting policy (Note 2)	—	—	(687,818)	—	(687,818)
Net Loss	—	—	—	(12,256,948)	(12,256,948)

Balances, June 30, 2009 (unaudited)	102,490,768	$10,249	$139,237,011	$(131,866,134)	$7,381,126

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Operating activities:
Net loss	$(12,256,948)	$(11,905,054)

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	174,561	318,855
Provision for bad debt	(18,000)	(11,171)
Loss on retirement of assets	—	2,542
Stock based compensation	48,740	2,431,873
Derivative expense	66,863	—
Liability for unrecognized tax benefits	—	80,000
Increase (decrease) in cash resulting from changes in:
Current assets	1,450,884	158,384
Current liabilities	1,866,143	(1,092,580)

Net cash flows from operating activities	(8,667,757)	(10,017,151)

Investing activities:
Purchase of intangible assets	(6,390)	(4,387)
Purchase of property and equipment	(17,694)	(105,924)
Proceeds from sale of licensing rights	577,670	526,819

Net cash flows from investing activities	553,586	416,508

Financing activities:
Proceeds from issuance of common stock	—	16,500,000
Proceeds from exercise of warrants and options	20,020,105	—
Payments on long-term debt and capital lease obligation	(671,637)	(805,964)

Net cash flows from financing activities	19,348,468	15,694,036
Deposits to MSA escrow fund	—	(328,680)

Increase in cash and cash equivalents	11,234,297	5,764,713
Cash and cash equivalents, beginning of period	6,473,441	8,881,341

Cash and cash equivalents, end of period	$17,707,738	$14,646,054

Supplemental disclosure of cash flow information:
cash paid during the period for interest	$188,237	$447,960

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2008, 2007, and 2006 included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009 (the “Annual Report”).

Management has considered subsequent events through August 7, 2009.

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

The Company has been operating at a loss for the past six years. The Company’s prospects are dependent on the distribution and consumer acceptance of its low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers and the development of pharmaceutical products and related products, such as nutraceutricals, by Rock Creek. Also, the Company’s long-term prospects will be dependent on its ability to begin generating significant revenues through royalties from the patented tobacco curing process to which it is the exclusive licensee. However, the ability to generate revenues through such royalty payments will be dependent upon the successful completion of the Company’s ongoing patent infringement lawsuit against R.J. Reynolds Tobacco Company (“RJR”). A jury trial in that litigation took place between May 18, 2009 and June 16, 2009 in the United States District Court of the District of Maryland (‘District Court”). At the conclusion of the trial, the jury returned a verdict for RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. The Company on July 29, 2009 filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial and that motion is pending. If the motion is not granted, the Company will appeal the jury verdict to the Federal Circuit Court of Appeals.

As of June 30, 2009, the Company had a working capital surplus of approximately $13.1 million, which included cash of approximately $17.7 million. Future cash needs during 2009 include:

•

additional litigation costs in connection with the post trial and appeal portions of the Company’s patent infringement case against RJR and the patent reexamination process of approximately $1.0 million;

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

Since January 1, 2009, through the exercise of an aggregate of 2,596,868 options and 7,647,592 warrants for the Company’s common stock, in each case for cash, the Company received proceeds of approximately $20.0 million. See note 6 for details of the transactions. With the proceeds from the recent exercise of warrants and options, the Company anticipates that it will have sufficient funds to support its operations through March 2010. However, absent a substantial improvement in revenues and/or royalties from smokeless tobacco products, the Company believes that it will be necessary to pursue additional sources of funds during the first quarter 2010. Depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before that time. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms, if at all.

The Company had a consolidated loss for the three and six months ended June 30, 2009 of approximately $7.0 and $12.3 million, respectively.

4.	Inventories

Inventories consist of the following as of June 30, 2009:

Raw materials	$86,366
Packaging materials	213,694
Finished goods	133,773

$433,833

5.	Long-Term Debt

Long-term debt consists of the following as of June 30, 2009:

Notes payable collateralized by any remaining tobacco leaf inventory and the Company’s remaining tobacco curing barns payable in 96 monthly installments of approximately $134,327 until August 2010 and then $208,000 until fully paid in December 2013 plus interest at prime plus 1%.	$10,304,900
Less current maturities	(1,611,928)

Long term portion of debt	$8,692,972

The future maturities of long-term debt without regard to potential royalty offsets are as follows:

Twelve Months Ending June 30,
2010	$1,611,928
2011	2,423,603
2012	2,497,392
2013	2,497,392
2014	1,274,585

Total notes payable and long term debt	$10,304,900

6.	Stockholders’ Equity

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

During the three and six months ended June 30, 2009, the Company did not issue any options.

At June 30, 2009, there were 4,795,200 options issued and outstanding with a weighted average exercise price of $2.62 per share.

A summary of the status of the Company’s unvested stock options at June 30, 2009, and changes during the six months then ended, is presented below.

Nonvested Stock Options	Shares	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2008	230,000	$1.13
Granted	—
Vested	(50,000)	1.84
Forfeited	—	—

Nonvested at June 30, 2009	180,000	$1.04

As of June 30, 2009, there was $45,327 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately one year.

During the six months ended June 30, 2009, 2,596,868 stock options were exercised for an aggregate of approximately $4.9 million. The intrinsic value of these exercised stock options was approximately $5.4 million.

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

As a result of the warrant exercise transactions, the Company was required to adjust the exercise price and the number of warrants issued to Manchester Securities Corporation, or Manchester, under a 2004 warrant agreement with Manchester pursuant to which Manchester received warrants for 609,390 shares of common stock, as previously adjusted. Since the warrant exercise transactions involved the sale of shares of common stock at an effective price per share below $3.29 per share, Manchester was entitled to a reduction in the exercise price of its warrants from $3.29 per share to approximately $3.24 per share and to receive approximately 9,201 additional warrants to purchase common stock.

On March 23, 2009 Manchester Securities fully exercised its warrant for 618,591 shares, at the stated exercise price of $3.24 per share, providing the Company approximately $2.1 million of additional capital.

On March 30, April 30 and May 4, 2009, the holder of a warrant for 1,103,960 shares exercised on 250,000 warrant shares on each of the respective dates, for an aggregate of 750,000 warrant shares at a price of $2.00 per share for proceeds of $1,500,000.

The Company received an aggregate of approximately $15.8 million from the exercise of warrants during the six months ended June 30, 2009. As of June 30, 2009 the Company had 12,311,889 warrants outstanding with a weighted average exercise price of $2.35 per share.

Net Loss Basic and Diluted Per Common Share:

Due to the Company’s net losses, both basic and diluted loss per share were $(0.07) and $(0.12) for the three and six months ended June 30, 2009, respectively and $(0.07) and $(0.14) for comparable periods in 2008, respectively. An aggregate of 17,107,089 at June 30, 2009 and 23,422,221 at June 30, 2008 of stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.

7.	Income Taxes

The Company recognized interest related to the liability for uncertain tax positions in income tax expense. During the first three fiscal quarters of 2008 the Company recognized approximately $120,000 of interest expense associated with uncertain tax positions. In December 2008, the Company received a favorable notification from the IRS that the uncertain position had been resolved and, as such, derecognized its position of recording this income tax expense as of December 31, 2008.

8.	Commitments, Contingencies and Other Matters

RJR Litigation:

Following remand from the Federal Circuit Court of Appeals, the District Court scheduled a jury trial in the Company’s patent infringement lawsuit against RJR beginning on May 18, 2009. The case was tried to a jury between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. The Company on July 7, 2009 filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial and that motion is pending. If the motion is not granted, the Company will appeal the jury verdict to the Federal Circuit Court of Appeals. On May 29, 2009 the Company filed a new complaint against RJR for patent infringement during the period beginning 2003 and continuing to the filing date of the new complaint. The future prosecution of the new complaint will be dependant on the Company achieving reversal of the jury verdict of invalidity in the initial RJR action.

Virginia Sales and Use Tax Assessment:

There has been no change in the status of the Virginia Sales and Use Tax assessment against the Company with respect to its tobacco curing barns since December 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission, or SEC, on March 16, 2009. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008.

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

•

the manufacture, sales, marketing and development of very low-TSNA dissolvable smokeless tobacco products that carry enhanced warnings beyond those required by the Surgeon General, including ARIVA® compressed powdered tobacco cigalett® pieces, or ARIVA®, and STONEWALL Hard Snuff®;

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

Our long-term focus is the research, development and licensing of technology for the production of very low-TSNA tobacco and related products, particularly dissolvable smokeless tobacco products, that expose adult tobacco users to substantially lower levels of toxins as compared to other smoked and smokeless tobacco products, tobacco-based pharmaceuticals and related products such as nutraceuticals. Our overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products and the reduction of harm from the use of tobacco products at all levels. We currently are focusing our efforts on the manufacture and sale of ARIVA® and STONEWALL Hard Snuff®, our dissolvable low-TSNA smokeless tobacco products, the development of tobacco-based pharmaceutical products, related products such as nutraceuticals and the continued refinement of our patented technology for the production of low-TSNA tobacco. Recently we filed a new U.S. patent application for a variation of our patented curing technology that results in the production of cured tobacco that consistently contains virtually undetectable levels of any carcinogenic TSNAs. That patent is currently pending before the U.S. Patent and Trademark Office. Also, we are undertaking initial toxicity testing relating to a non-nicotine nutraceutical that is designed to be of value in minimizing nicotine cravings.

In 2007 we incorporated our Rock Creek subsidiary to pursue the development and regulatory approval of pharmaceutical products to treat tobacco addiction and a range of neurological conditions and potentially related products such as nutraceuticals. In 2009, Rock Creek has undertaken research relating to a non-nicotine nutraceutical designed to minimize nicotine cravings and a “relapse prevention product”. In the past we deferred the initiation and continuation of certain research projects by Star Scientific because of the lack of working capital. Our ability to promote the sale of our low-TSNA dissolvable smokeless tobacco products and our ability to continue the research and development efforts of Star Scientific and the advancement of the research and development activities of Rock Creek will, in large part, depend on our available working capital, and our ability to procure funding for these initiatives, either through improved revenues or other funding initiatives. These initiatives also will depend on the successful outcome of our ongoing patent infringement litigation against R.J. Reynolds Tobacco Company, or RJR. In that litigation, a jury, following a trial that took place between May 18, 2009 and June 16, 2009, returned a verdict in favor of RJR, holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, we filed a motion with the United States District Court for the District of Maryland, or District Court, for Judgment as a Matter of Law or, in the Alternative, for a New Trial. That motion is currently pending. If the motion is not granted, we intend to appeal the jury verdict to the Federal Circuit Court of Appeals.

Over the last several years, we have expended significant time and resources on our ongoing patent infringement litigation against RJR, the development of ARIVA® and STONEWALL Hard Snuff®, our low-TSNA dissolvable smokeless tobacco products, the license of low-TSNA products related to, and the technology behind, our StarCured® tobacco curing process, and the initial development efforts of Rock Creek. Our future success will largely depend on the successful results of these initiatives. The recurring losses generated primarily by our smokeless tobacco business continue to impose significant demands on our liquidity. Product licensing royalties and smokeless tobacco sales have been de minimis to date and, given the typical long lead time for federal approval of any pharmaceutical products, we do not expect that Rock Creek will generate any revenues from the sale of pharmaceutical products for the foreseeable future, but rather that through Rock Creek we will focus on the research and development aspects of a range of pharmaceuticals, including tobacco-based drug products, and related products, assuming we can generate sufficient working capital to support these activities.

Our future prospects are also dependent on the distribution and consumer acceptance of our low-TSNA dissolvable smokeless tobacco products and our ability to support the expansion of the market for these products as well as our continued development of new low-TSNA smokeless tobacco, independently and through alliances with other tobacco manufacturers. Our future results of operations are also dependent on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through sales of our smokeless tobacco products and the licensing of such products will substantially be dependant upon a reversal of the recent jury verdict in favor of RJR in our ongoing patent litigation and ultimately the completion of that litigation in our favor.

We experienced net sales of approximately $0.4 million and an operating loss from continuing operations of approximately $(12.3) million during the six months ended June 30, 2009. The recurring losses generated from our operating expenses continue to impose significant demands on our liquidity. As of June 30, 2009, we had net working capital (current assets less current liabilities) of approximately $13.1 million, which included approximately $17.7 million in cash and cash equivalents. Since January 1, 2009, through the exercise of an aggregate of 2,596,868 options and 7,647,592 warrants for our common stock, in each case for cash, our company has received proceeds of approximately $20.0 million. See note 6 of our financial statements for a complete discussion of these transactions. Absent the exercise of outstanding warrants and options for cash, a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it will be necessary to pursue additional sources of funds during the first quarter of 2010. However, depending upon market conditions and the price of the common stock, we may decide to seek additional funds before that date.

Smokeless Tobacco. Net sales of our smokeless hard tobacco products were $0.4 million for the six months ended June 30, 2009 compared to $0.2 million for the same period in 2008. Net sales for the three months ended June 30, 2009 were $0.2 million as compared to $0.1 million for the same period in 2008. STONEWALL Hard Snuff® represented a majority of our hard tobacco sales during these periods. We continue to work to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products, and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. Our working capital constraints over the last several years have limited both the direct marketing of our smokeless hard tobacco products and our research and development efforts, which we believe negatively impacted our efforts to increase consumer acceptance of our smokeless tobacco products.

Development of Tobacco-based Pharmaceutical Products. In 2007, we incorporated our wholly owned subsidiary Rock Creek through which we intend to pursue a range of pharmaceutical products, including products that have a botanical, tobacco-based component, for the treatment of tobacco dependence, as well as products that would utilize certain MAO agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression and related products such as nutraceuticals. Rock Creek operates pursuant to a sublicense under our exclusive license with Regent Court Technologies, LLC, or Regent Court, which includes patents for producing tobacco with low TSNA levels. The sublicense also covers patents for the use of MAO inhibitors in tobacco to treat various neurological conditions. Through Rock Creek we also are continuing to explore the development of other pharmaceutical products with clinical claims, as well as a “relapse prevention product” to assist smokers during nicotine withdrawal, with the goal of higher “quit” rates for long term smokers who have failed in their treatments with conventional nicotine replacement therapy, or NRT, smoking cessation products and related products such as nutraceuticals. We recently developed a prototype non-nicotine nutraceutical that is intended to lessen nicotine craving. and that we intend to market under the trademark CigRx™. We initiated two research studies relating to the non-nicotine nutraceutical in the first half of 2009 and began a further research study with a university-based hospital. We also conducted a study of our relapse prevention product during July 2009.

Licensing. We have an exclusive, worldwide license from Regent Court under 12 U.S. patents and 52 foreign patents as well as additional patents pending in the U.S. and foreign countries relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process involves the control of certain conditions in tobacco curing barns, and in certain applications, the use of microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and tobacco smoke. We recently filed a new U.S. patent application for a variation of our patented curing technology that results in the production of cured tobacco that consistently contains virtually undetectable levels of any carcinogenic TSNAs. We continue to pursue means of collecting royalties with respect to our patented curing technology, including through our patent infringement lawsuit against RJR. However, in that case a jury, after a trial that began in May 2009, returned a verdict on June 16, 2009 in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, we filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial and that motion is currently pending. If the motion is not granted, we intend to appeal the jury verdict to the Federal Circuit Court of Appeals. See Note 8 to our consolidated financial statements and “Part II — Item 1 — Legal Proceedings” included elsewhere in this Report for additional information concerning our lawsuit against RJR. While we believe licensing of our exclusive patent rights could prove a significant source of additional revenue for us, the realization of this potential also will depend on our ability to successfully defend and enforce our patent rights, obtain a reversal of the jury verdict of invalidity in the RJR litigation and ultimately prevail in that litigation.

Impact of Legislation Relating to Smoked and Smokeless Tobacco Products. Over the last decade there have been significant new restrictions relating to the use and consumption of tobacco products generally and cigarettes, in particular. As a result tobacco manufactures, wholesalers and retailers are subject to significant and increasing state and federal regulation. On June 22, 2009, President Barack Obama signed into law the Family Smoking Prevention and Tobacco Control Act, or FDA Act. The FDA Act provides the U.S. Food and Drug Administration, or FDA, with broad authority over all tobacco products through a new division within the FDA (The Center for Tobacco Products), which under the legislation must be established by the Secretary of Health and Human Services within ninety days of enactment. The FDA Act contains broad changes in the way tobacco products will be regulated, manufactured and sold, including expanded warnings on all tobacco products and restrictions on the manner in which tobacco products may be marketed. Many of the changes specified in the FDA Act will be implemented gradually over a period of six months to three years from enactment. Manufacturers will be required to register with the FDA within six months and new labeling requirements with expanded health warnings will become effective one year after the date of enactment. The FDA Act does contain provisions that eventually could be beneficial to us in marking our very-low TSNA smokeless tobacco products, such as those that would require a listing of various constituent elements and the publication of ingredients in all tobacco products with notations as to the harmfulness of those ingredients, but under the provisions of the FDA Act those types of labeling changes and comparative ingredient information will not be put into place for at least two years. In the interim, the FDA Act attempts to level the playing field for all tobacco products by restricting the types of claims and descriptions that can be made with respect to various components in tobacco products. In addition to federal regulation , many states have and continue to seek to impose restrictions on tobacco use, including imposing limits on the type of flavorings that could be used for smoked as well as smokeless products.

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

Results of Operations

Our company’s unaudited condensed consolidated results for the three and six month periods ended June 30, 2009 and 2008 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
Net sales	$238,205	$52,176	$385,996	$197,827
Cost of goods sold	822,120	547,730	1,260,627	1,002,522
Federal excise tax and Department of Agriculture payment	5,582	1,734	7,099	4,406

Gross loss	(589,497)	(497,288)	(881,730)	(809,101)

Total operating expenses	6,390,824	5,791,818	11,225,089	10,846,975

Operating loss from continuing operations	(6,980,321)	(6,289,106)	(12,106,819)	(11,656,076)

Net loss	$(7,025,795)	$(6,387,476)	$(12,256,948)	$(11,905,054)

Basic and diluted net loss per common share	$(0.07)	$(0.07)	$(0.12)	$(0.14)

Basic and diluted weighted average shares outstanding	102,043,560	91,792,126	98,542,805	87,446,858

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net Sales. For the three months ended June 30, 2009, net sales (gross sales less cash discounts, product discounts and product return allowance) of our dissolvable tobacco were significantly higher at $238,205 compared to $52,176 during the same period in 2008. Sales volumes during the three months ended June 30, 2009 were higher than the same period in 2008 and lower spending on product promotion programs, price increases on our smokeless tobacco products effective January 1, 2009 and the introduction of our five piece packs, which have higher margins than our traditional 20-piece packs, also contributed to the net sales increase. Sales volume rebounded strongly during the three months ended June 30, 2009 after lower sales in the first three months of 2009 that we believe were partially a result of the U.S. Congress’ passage of amendments to the Children’s Health Insurance Program that are financed by increases in the federal excise tax on tobacco products. In the case of smokeless tobacco products, the excise tax increased from $0.585 per pound to $1.51 per pound as of April 1, 2009, and the increased tax amount was applied to all tobacco products that distributors had in inventory as of that date by means of a “floor tax”. As a result, wholesalers and distributors were incentivized to limit their inventory on hand as of April 1, 2009, which we believe negatively impacted sales volume in the first three months of 2009.

Gross Profit (loss). Gross loss increased $92,209 in the three months ended June 30, 2009 to $589,497 from $497,288 for the same period in 2008. The increased loss during the period was primarily due to a one-time write down of packaging materials of approximately $274,000 as a result of packaging changes and disposal of obsolete materials. Absent this inventory adjustment charge the gross loss would have decreased by $182,571 due primarily to the increased sales volumes of our dissolvable tobacco products.

Total Operating Expenses. Total operating expenses were approximately $6.4 million for the three months ended June 30, 2009, an increase of approximately $0.6 million, or 10.3%, from approximately $5.8 million for the same period in 2008. General and administrative expenses increased by approximately $0.1 million, and marketing and distribution costs were approximately the same. Research and development costs increased approximately $0.5 million.

Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $0.8 for the three months ended June 30, 2009, and were approximately the same for the comparable period in 2008.

General and Administrative Expenses. General and administrative expenses were approximately $5.1 million for the three months ended June 30, 2009, an increase of approximately $0.1 million, or 0.8%, from approximately $5.0 million for the same period in 2008. During the three months ended June 30, 2009, we had increased legal costs of $2.7 million primarily associated with the trial of our RJR patent infringement case which took place between May 18, 2009 and June 16, 2009 and the ongoing reexamination of the patents at issue in the RJR litigation by the U.S. Patent and Trademark Office, partially offset by decreases in stock-based compensation expense of approximately $2.2 million, executive travel expense of $0.1 million and various other expenses totaling $0.3 million.

Research and Development Expenses. During the three months ended June 30, 2009, we expended approximately $0.1 million on product development initiatives aimed at improving our low-TSNA smokeless tobacco products. We had de minimis spending in the comparable period in 2008. Also, in 2008 Rock Creek undertook an initial assessment of the applicability of low-TSNA tobacco and certain MAO agents in tobacco for pharmaceutical and related applications, such as in a non-nicotine nutraceutical. During the three months ended June 30, 2009 Rock Creek incurred approximately $0.4 million on these initiatives, including work on two research studies relating to our non-nicotine nutraceutical. Given our working capital constraints, our ability to continue the research efforts of Star Scientific and to advance the research and development activities of Rock Creek will depend on our ability to obtain funding for these initiatives through improved revenues from our smokeless tobacco sales or from other funding sources. It will also depend on the reversal of the recent jury verdict in favor of RJR in our ongoing patent litigation and ultimately completion of that litigation in our favor.

Interest Income and Expense. We had interest income of $65,139 and interest expense of $110,613 for the three months ended June 30, 2009, for a net interest expense of $45,474 during the period. For the same period in 2008, we had interest income of $69,395 and interest expense of $182,797, for a net interest expense of $113,402. The lower interest expense for the three months ended June 30, 2009 reflected lower prevailing interest rates and scheduled payments made against the principal of our outstanding long-term debt.

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

Net Loss. We had a net loss of approximately $7.0 million for the three months ended June 30, 2009 compared to a net loss of approximately $6.4 million for the same period in 2008 primarily due to the additional costs associated with the trial portion of our patent infringement litigation against RJR in May and June 2009.

For each of the three months ended June 30, 2009 and June 30, 2008, we had a basic and diluted loss per share of $(0.07).

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net Sales. For the six months ended June 30, 2009, net sales (gross sales less cash discounts, product discounts and product return allowance) of our dissolvable tobacco were approximately $0.4 compared to approximately $0.2 during same period in 2008 reflecting higher sales volumes during the six months ended June 30, 2009 than the same period in 2008. In addition, lower coupon cost, higher product pricing and the introduction of our five piece packs which have a higher price than our traditional 20 piece box partially impacted the sales volumes during the six months ended June 30, 2009.

Gross Loss. Gross loss increased by $72,629 during the six months ended June 30, 2009 to $881,730 from $809,101 for the same period in 2008, primarily due to the write down of packaging materials of approximately $274,000 as a result of packaging changes and disposal of obsolete materials.

Total Operating Expenses. Total operating expenses were approximately $11.2 million for the six months ended June 30, 2009, an increase of approximately $0.4 million, or 3.5%, from approximately $10.8 million for the same period in 2008. General and administrative expenses increased by approximately $0.4 million, and marketing and distribution costs decreased by approximately $0.7 million. Research and development costs increased approximately $0.7 million.

Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $1.4 for the six months ended June 30, 2009, a decrease of approximately $0.7 million, or 36.0%, from approximately $2.1 million for the same period in 2008. This decrease reflected a reduction of $0.7 million in promotional consultant costs and a decrease of $0.2 million in retail coupon issuance costs, partially offset by a one-time point of sale inventory write off of $0.2 million due to overstocked and obsolete materials.

General and Administrative Expenses. General and administrative expenses were approximately $9.1 million for the six months ended June 30, 2009, an increase of approximately $0.4 million, or 4.8%, from approximately $8.7 million for the same period in 2008. During the six months ended June 30, 2009, we had increased legal costs of $3.7 million primarily associated with the jury trial in our RJR patent infringement case, which took place between May 18, 2009 and June 16, 2009, the ongoing reexamination of the patents at issue in the RJR litigation by the U.S. Patent and Trademark Office and the review of regulatory issues relating to our new product development efforts, partially offset by reductions in stock-based compensation expense of approximately $2.4 million, executive travel expense of $0.5 million and other expenses that totaled $0.4 million.

Research and Development Expenses. During the six months ended June 30, 2009, we expended approximately $0.1 million on product development initiatives aimed at improving our low-TSNA smokeless tobacco products. We had de minimis spending in the comparable period in 2008. Also, in 2008 Rock Creek undertook an initial assessment of the applicability of low-TSNA tobacco and certain MAO agents in tobacco for pharmaceutical and related applications, such as in a non-nicotine nutraceutical. During the six months ended June 30, 2009 Rock Creek incurred approximately $0.6 million on these initiatives, including work on two research studies relating to our non-nicotine nutraceutical. Given our working capital constraints, our ability to continue the research efforts of Star Scientific and to advance the research and development activities of Rock Creek will depend on our ability to obtain funding for these initiatives through improved revenues from our smokeless tobacco sales or from other funding sources. It will also depend on the reversal of the recent jury verdict in favor of RJR in our ongoing patent litigation and ultimately completion of that litigation in our favor.

Interest Income and Expense. We had interest income of $111,879 and interest expense of $224,184 for the six months ended June 30, 2009, for a net interest expense of $112,305 during the period. For the same period in 2008, we had interest income of $191,090 and interest expense of $416,623, for a net interest expense of $225,533. The lower interest expense for the six months ended June 30, 2009 reflected lower prevailing interest rates and scheduled payments made against the principal of our outstanding long-term debt. The lower interest income during the six months ended June 30, 2009 was primarily due to a decrease in prevailing interest rates.

Derivative Expense. In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, effective on January 1, 2009, we reclassified certain outstanding warrants, at their fair value of $687,818 to liabilities where they were measured at their respective fair values with corresponding changes in fair values charged or credited to our income. Upon the warrant exercise on March 23, 2009, the liability was revalued at its fair value. A portion of the revalued liability was then reclassified to equity in the amount of proceeds received upon exercise and the remaining amount accounted for as derivative expense.

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

Net Loss. We had a net loss of approximately $12.3 million for the six months ended June 30, 2009 compared to a net loss of approximately $11.9 million for the same period in 2008 primarily due to the increased legal costs associated with the trial portion of our patent infringement litigation against RJR in May and June 2009

For the six months ended June 30, 2009, we had a basic and diluted loss per share of $(0.12) compared to a basic and diluted loss per share of $(0.14) for the six months ended June 30, 2008.

Liquidity and Capital Resources

Our company has been operating at a loss for the past six years. Our future prospects are dependent on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers and tobacco-based pharmaceuticals and related products such as nutraceuticals. Also, our long-term prospects are dependent on our ability to begin generating significant revenues through royalties including from our patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through such royalty payments will also be dependent upon the successful completion of our ongoing patent infringement lawsuit against RJR. In that litigation a jury, following a trial that took place between May 18, 2009 and June 16, 2009, returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, we filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial and that motion is pending. If the motion is not granted, we intend to appeal the jury verdict to the Federal Circuit Court of Appeals. As of June 30, 2009, we had net working capital (current assets less current liabilities) of approximately $13.1 million, which included cash and cash equivalents of approximately $17.7 million. Anticipated future cash needs during 2009 include:

•	additional litigation costs in connection with the post trial and appeal portions of our patent infringement case against RJR and the patent reexamination process of approximately $1.0 million;

•	monthly principal and interest payments of approximately $180,000 in connection with the repayment of our long-term B&W debt; and

•	funding of other aspects of our current operations in light of continued operating losses.

We expect to continue to incur losses in connection with the sale of our smokeless tobacco products for the foreseeable future. While sales of smokeless tobacco have been increasing year over year, substantially increased sales will be required to reach a breakeven level for these products. Rock Creek has had no revenues to date. Given the typical long lead time for federal approval of any pharmaceutical products, we do not expect that Rock Creek will generate any revenues from pharmaceutical products for the foreseeable future, but rather that Rock Creek will focus its efforts on the research and development aspects of a range of pharmaceuticals, including products having a botanical, tobacco-based component and related products, such as nutraceuticals, assuming sufficient capital can be generated to support such activities.

Since January 1, 2009, through the exercise of an aggregate of 2,596,868 options and 7,647,592 warrants for our common stock, in each case for cash, our company received proceeds of approximately $20.0 million. See note 6 of our financial statements for a complete discussion of the transactions. We anticipate that we will have sufficient funds to support our operations through March 2010. However, absent the exercise of outstanding warrants, or a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it will be necessary to pursue additional sources of funds during the first quarter 2010. Depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that time. There can be no assurance that we will be successful in obtaining such funding at commercially reasonable terms, if at all.

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

Summary of Balances and Recent Sources and Uses

As of June 30, 2009, we had net working capital (current assets less current liabilities) of approximately $13.1 million, which included approximately $17.7 million in cash and cash equivalents and approximately $0.1 of accounts receivable, compared to net working capital of approximately $5.9 million, which included approximately $6.5 million in cash and cash equivalents, and approximately $0.1 million in accounts receivable, as of December 31, 2008.

Net Cash From Operating Activities. During the six months ended June 30, 2009, we used approximately $8.7 million of cash in operating activities compared to approximately $10.0 million of cash used in operating activities during the same period in 2008. Cash used in operations was approximately $1.3 million lower during the six months ended June 30, 2009 as compared to the same period in 2008, primarily due to collection in January 2009 of $607,000 due from the assignment of an option to buy real estate entered into during 2008 and our one time repayment of a $300,000 Virginia Economic Development Grant in 2008.

Net Cash From Investing Activities. During the six months ended June 30, 2009, a total of $0.6 million of cash was generated by investing activities, primarily reflecting our receipt of proceeds from licensing receivables. During the same period in 2008, we generated $0.4 million in cash primarily from the proceeds from licensing receivables.

Net Cash From Financing Activities. During the six months ended June 30, 2009, we generated net cash from financing activities of approximately $19.3 million, primarily through the exercise of common stock options and warrants, for gross proceeds of approximately $20.0 million. During the same period in 2008, we generated net cash from financing activities of approximately $15.7 million, primarily from the sale of common stock, for gross proceeds of approximately $16.5 million.

Net Cash Used in MSA Escrow Payments. We discontinued manufacturing any cigarette products in June 2007. Given the fact that we discontinued the sale of cigarettes in June 2007, we did not make any deposits into escrow during the six months ended June 30, 2009 for the sale of cigarettes in the MSA states in 2008 and we do not anticipate having any material MSA escrow obligations in 2009 for 2008 cigarette sales.

Cash Demands on Operations

During the six months ended June 30, 2009, we had operating losses from continuing operations that totaled $(12.3) million.

In addition, during the six months ended June 30, 2009 we spent a significant amount of available cash in connection with the development and protection of our intellectual property portfolio, principally in connection with our patent infringement litigation against RJR. We recognize that in order to protect and defend our intellectual property, additional capital will need to be spent in connection with our ongoing patent litigation matters. Also, we anticipate the expenditure of additional funds during 2009 in connection with the anticipated development efforts in regard to tobacco-based pharmaceuticals and related products through Rock Creek.

Our inability to improve our results of operations or to raise additional working capital through royalty arrangements or financing initiatives prior to or during the first quarter 2010 could have a material adverse effect on our ability to meet our working capital needs and continue operations.

Contingent Liabilities and Cash Demands

B&W Agreements. Under the Restated Master Agreement with B&W, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we currently owe approximately $10.3 million on our long-term tobacco curing barn loans. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly installments that began on January 1, 2006. The debt is secured by any remaining tobacco leaf inventory and our remaining tobacco curing barns. Once the outstanding loan balance is reduced to $10.0 million, the collateral will be released.

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

We have paid or accrued all existing legal obligations. Also, as part of our fee arrangements in certain of these matters, we have agreed to pay counsel a result fee if the matter is successfully resolved in our favor or a percentage of any damage award and a percentage of the resulting payments we actually receive in return for a cap on fee payments during the litigation.

Following a jury trial in our RJR case that took place between May 18, 2009 and June 16, 2009, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009 we filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial and that motion is pending. If the motion is not granted, we intend to appeal the jury verdict to the Federal Circuit Court of Appeals. We anticipate incurring significant expenses related to legal fees and costs in connection with the RJR litigation for the foreseeable future.

In the past, we have maintained product liability insurance only with respect to claims that tobacco products manufactured by or for us contain any foreign object, i.e. any object that is not intended to be included in the manufactured product. We currently do not maintain such insurance and, as a result, are self-insured for this risk. The product liability insurance that we previously maintained did not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that such insurance currently can be obtained on reasonable terms, if at all. We have never been named as a defendant in any legal proceedings involving claims arising out of the sale, distribution, manufacture, development, advertising, marketing or claimed health effects relating to the use of our tobacco products. While we may be named as a defendant in the future, we believe we have conducted our business in a manner which decreases the risk of liability in a lawsuit relating to product liability because we:

•	have attempted to consistently present to the public the most current information regarding the health effects of long-term smoking and tobacco use;

•	have always acknowledged the addictive nature of nicotine;

•	have stated unequivocally that smoking involves a range of serious health risks, is addictive and that smoked cigarettes products can never be produced in a “safe” fashion; and

•	ceased selling cigarettes in June 2007 in favor of our very low-TSNA dissolvable smokeless tobacco products.

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

Our outstanding long-term debt of $10.3 million bears interest at a rate of prime plus 1%. Accordingly, we do not believe that we currently are subject to significant interest rate exposure on these obligations.

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of June 30, 2009, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

On August 17, 2004, the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis. Judge Garbis over the next several months issued a series of orders concerning various aspects of the case and ordered that RJR’s defense of inequitable conduct before the patent office be bifurcated from the remaining issues and tried before Judge Garbis beginning on January 31, 2005. That portion of the case was tried during the period January 31, 2005 to February 8, 2005. At the conclusion of the bench trial, the District Court advised the parties that it would take the matter under advisement, and expected to rule on this portion of the case at the same time that it ruled on the two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. On January 19, 2007, the District Court granted RJR’s Motions for Summary Judgment in part and denied these motions in part. On RJR’s Motion for

Summary Judgment on the Effective Filing Date of the patents, the District Court established September 15, 1999 as the effective filing date, but denied RJR Summary Judgment of Invalidity with regard to the patents-in-suit. On RJR’s Motion for Summary Judgment on Indefiniteness, the District Court granted the motion on the basis that the term “anaerobic condition” was indefinite. On June 26, 2007 the District Court issued its ruling on RJR’ inequitable conduct defense. In its ruling the District Court held the two patents unenforceable due to inequitable conduct in their procurement and a final judgment against our company was docketed on June 27, 2007. We immediately filed a notice of appeal as to the rulings issued in January 2007 and as to the ruling on the inequitable conduct defense with the United States Court of Appeals for the Federal Circuit, or Court of Appeals.

After full briefing by both parties and oral argument on March 7, 2008, the Court of Appeals on August 25, 2008 issued a unanimous opinion reversing the rulings by the District Court that had found the patents at issue in the RJR litigation invalid because of inequitable conduct during the prosecution of the patents and because the patents were indefinite. In October 2008 the case was remanded to the District Court and on March 9, 2009 the Supreme Court issued an order denying RJR’s Petition for Certiorari.

Following remand from the Court of Appeals, the case was tried to a jury in the District Court between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, we filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial and that motion is pending. If the motion is not granted, we intend to appeal the jury verdict to the Federal Circuit Court of Appeals. On May 29, 2009, we filed a new complaint against RJR for patent infringement during the period beginning 2003 through the filing date of the complaint. The future prosecution of the new complaint will be dependant on our achieving a reversal of the jury verdict of invalidity in our initial RJR action

On December 31, 2008 and January 2, 2009, RJR filed requests with the U.S. Patent and Trademark Office to reexamine the two patents that are the subject of our patent infringement litigation against RJR. In February and March 2009, the Patent and Trademark Office granted the reexamination requests. The reexamination process will proceed in due course. During the process the U.S. Patent and Trademark Office will undertake a review of the patentability of the subject matter of the patents in view of the prior art cited in RJR’s requests.

Item 1A.	Risk Factors

There are no material changes from risk factors previously disclosed in “Part I – Item 1A” of our company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009.

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

STAR SCIENTIFIC, INC.

Date: August 10, 2009	/s/ Park A. Dodd, III
Authorized Signatory and Chief Financial Officer
(Principal Financial Officer)