Form 10-Q
period 2009-09-30
STAR SCIENTIFIC INC
filed 2009-11-09
CIK 776008

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 2, 2009, 107,490,768 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

i

CERTAIN DEFINITIONS
Unless the context requires otherwise, all references in this quarterly report on Form 10-Q, or Report, to “Star Scientific,” “Company,” “we,” “our,” “us,” “our company” and similar terms refer to Star Scientific, Inc. and its wholly owned subsidiaries Star Tobacco, Inc., a Virginia corporation, and Rock Creek Pharmaceuticals, Inc., a Delaware corporation, which also may be referred to in this Report as “Star Tobacco” and “Rock Creek,” respectively.
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
Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Part II — Item 1A — Risk Factors” of this Report and “Part I — Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009.
Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in “Part II — Item 1A — Risk Factors” of this Report and “Part I — Item 1A — Risk Factors” of our Annual Report in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,469,334	$6,473,441
Accounts receivable, trade	80,195	86,221
Receivable from sale of licensing rights	24,249	589,245
Inventories	384,451	713,236
Prepaid expenses and other current assets	612,188	1,252,375

Total current assets	18,570,417	9,114,518
Property, plant and equipment, net	1,486,126	1,668,309
Idle equipment	299,700	299,700
Intangible assets, net of accumulated amortization	635,882	673,278
Receivable from sale of licensing rights, less current maturities	113,721	132,116
MSA escrow funds	364,525	364,525

Total assets	$21,470,371	$12,252,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,759,505	$1,477,601
Accounts payable, trade	3,294,636	1,128,418
Accrued expenses	553,829	595,125
Due to stockholders	50,000	50,000

Total current liabilities	5,657,970	3,251,144
Long-term debt, less current maturities	8,142,413	9,498,936

Total liabilities	13,800,383	12,750,080
Commitments and contingencies (note 8)	—	—
Stockholders’ equity (deficit):
Common stock(A)	10,749	9,225
Additional paid-in capital	144,427,827	119,102,327
Accumulated deficit	(136,768,588)	(119,609,186)

Total stockholders’ equity (deficit)	7,669,988	(497,634)

Total liabilities and stockholders’ equity (deficit)	$21,470,371	$12,252,446

(A)	$0.0001 par value per share, 135,000,000 shares authorized, 107,490,768 and 92,246,308 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.
See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$231,942	$136,725	$617,938	$334,551

Less:
Product cost of goods sold	626,366	570,412	1,886,993	1,572,932
Federal excise taxes and USDA tobacco buyout program assessment	5,814	1,827	12,912	5,142

Gross loss	(400,238)	(435,514)	(1,281,967)	(1,243,523)

Operating expenses:
Marketing and distribution	574,873	726,622	1,937,545	2,850,467
General and administrative	3,333,179	3,114,325	12,464,372	11,823,157
Research and development	622,448	42,102	1,353,674	50,496

Total operating expenses	4,530,500	3,883,049	15,755,591	14,724,120

Operating loss from continuing operations	(4,930,738)	(4,318,563)	(17,037,558)	(15,967,643)

Other income (expense):
Interest income	48,071	139,688	159,949	330,777
Interest expense	(109,656)	(178,530)	(333,840)	(595,153)
Derivative expense	—	—	(66,863)	—
Miscellaneous income	89,871	—	118,910	49,562

Net loss from continuing operations before income taxes	(4,902,452)	(4,357,405)	(17,159,402)	(16,182,457)
Income tax expense	—	(40,000)	—	(120,000)

Net loss	$(4,902,452)	$(4,397,405)	$(17,159,402)	$(16,302,457)

Net loss basic and diluted per common share	$(0.05)	$(0.05)	$(0.17)	$(0.18)

Weighted average shares outstanding, basic and diluted	102,925,551	92,110,972	100,019,774	89,050,831
See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

	Common stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances, December 31, 2008	92,246,308	$9,225	$119,102,327	$(119,609,186)	$(497,634)
Stock option and warrant exercise	10,244,460	1,024	20,773,762	—	20,774,786
Common Stock issuance	5,000,000	500	4,999,500	—	5,000,000
Stock-based compensation	—	—	240,056	—	240,056
Derivative liability adjustment resulting from adoption of new accounting policy (Note 2)	—	—	(687,818)	—	(687,818)
Net Loss	—	—	—	(17,159,402)	(17,159,402)

Balances, September 30, 2009	107,490,768	$10,749	$144,427,827	$(136,768,588)	$7,669,988

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNADUTITED)

	Nine Months Ended September 30,
	2009	2008

Operating activities:
Net loss	$(17,159,402)	$(16,302,457)

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	245,948	460,478
Provision for bad debt	(18,000)	(11,171)
Loss on retirement of assets	—	2,542
Stock based compensation	240,056	2,942,136
Derivative expense	66,863	—
Liability for unrecognized tax benefits	—	120,000
Increase (decrease) in cash resulting from changes in:
Current assets	992,998	(376,417)
Current liabilities	2,124,922	(61,147)

Net cash flows from operating activities	(13,506,615)	(13,226,036)

Investing activities:
Purchase of intangible assets	(8,675)	(7,310)
Purchase of property and equipment	(17,694)	(111,689)
Proceeds from sale of licensing rights	583,391	799,471

Net cash flows from investing activities	557,022	680,472

Financing activities:
Proceeds from issuance of common stock	5,000,000	16,500,000
Proceeds from exercise of warrants and options	20,020,105	11,840
Payments on long-term debt and capital lease obligation	(1,074,619)	(1,208,946)

Net cash flows from financing activities	23,945,486	15,302,894
Deposits to MSA escrow fund	—	(360,254)

Increase in cash and cash equivalents	10,995,893	2,397,076
Cash and cash equivalents, beginning of period	6,473,441	8,881,341

Cash and cash equivalents, end of period	$17,469,334	$11,278,417

Supplemental disclosure of cash flow information:
cash paid during the period for interest	$299,071	$628,478

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2008, 2007, and 2006 included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009 (the “Annual Report”).
Management has considered subsequent events through November 9, 2009. See Note 9 for subsequent events.
2.	Summary of Significant Accounting Policies
Adoption of New Accounting Pronouncement:
The accounting rules for derivative instruments and hedging activities were revised for instuments indexed to an entity’s own stock in June 2008 and effective for the Company’s fiscal year beginning January 1, 2009.
Accordingly as of January 1, 2009, the Company reclassified certain outstanding warrants, at their fair value of $687,818, to liabilities where they were measured at their respective fair values with corresponding changes in fair values charged or credited to its statement of operations. Upon the warrant exercise on March 23, 2009, the liability was revalued at its fair value of $754,681. The change in fair value of $66,863 was recorded as an expense and the balance of the $754,681 was reclassified to equity. See Note 6.
3.	Liquidity and Capital Resources
The Company has been operating at a loss for the past six years. The Company’s prospects are dependent on the distribution and consumer acceptance of its low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and the development of pharmaceutical products and related products, such as nutraceutricals, by Rock Creek. Also, the Company’s long-term prospects will be dependent on its ability to begin generating significant revenues through royalties from the patented tobacco curing process to which it is the exclusive licensee. However, the ability to generate revenues through such royalty payments will be dependent upon the successful completion of the Company’s ongoing patent infringement lawsuit against R.J. Reynolds Tobacco Company (“RJR”). A jury trial in that litigation took place between May 18, 2009 and June 16, 2009 in the United States District Court of the District of Maryland (‘District Court”). At the conclusion of the trial, the jury returned a verdict for RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. The Company on July 29, 2009 filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial and that motion is pending. If the motion is not granted, the Company will appeal the jury verdict to the Federal Circuit Court of Appeals.
As of September 30, 2009, the Company had a net working capital of approximately $12.9 million, which included cash of approximately $17.5 million. Future cash needs during the next twelve months include:
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
Since January 1, 2009, through the exercise of an aggregate of 2,596,868 options and 7,647,592 warrants for the Company’s common stock, in each case for cash, the Company received proceeds of approximately $20.0 million. It also received $5.0 million in connection with a securities purchase agreement for the sale of 5,000,000 shares and 5,000,000 warrant shares. See note 6 for details of the transactions. With the proceeds from the recent exercise of warrants and options and the sale of shares and warrant shares, the Company anticipates that it will have sufficient funds to support its operations through the second quarter 2010. However, absent a substantial improvement in revenues and/or royalties from smokeless tobacco products, the Company believes that it is likely that it will seek to pursue additional sources of funds during the first quarter 2010. Depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before that time. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms, if at all.
The Company had a consolidated loss for the three and nine months ended September 30, 2009 of approximately $4.9 and $17.2 million, respectively.
4.	Inventories
Inventories consist of the following as of September 30, 2009:

Raw materials	$124,133
Packaging materials	474,134
Finished goods	92,024
Allowance for obsolete/excess inventory	(305,840)

$384,451

5.	Long-Term Debt
Long-term debt consists of the following as of September 30, 2009:

Notes payable in 96 monthly installments of approximately $134,327 until August 2010 and then $208,000 until fully paid in December 2013 plus interest at prime plus 1%. The notes were collateralized by any remaining tobacco leaf inventory and the Company’s remaining tobacco curing barns until the amount of the debt fell below $10.0 million, which event occurred following payment of the October 2009 debt installment	$9,901,918
Less current maturities	(1,759,505)

Long term portion of debt	$8,142,413

The future maturities of long-term debt without regard to potential royalty offsets are as follows:

Twelve Months Ending September 30,
2010	$1,759,505
2011	2,497,392
2012	2,497,392
2013	2,497,392
2014	650,237

Total notes payable and long term debt	$9,901,918

6.	Stockholders’ Equity
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

During the three and nine months ended September 30, 2009, the Company issued anniversary option grants of 50,000 option shares to each of three directors, whose anniversary dates occurred during the quarter ended September 30, 2009.
At September 30, 2009, there were 4,470,200 options issued and outstanding with a weighted average exercise price of $2.32 per share.
A summary of the status of the Company’s unvested stock options at September 30, 2009, and changes during the nine months then ended, is presented below.

		Weighted
		Average
		Fair
		Value at
		Grant
Nonvested Stock Options	Shares	Date
Nonvested at December 31, 2008	230,000	$1.13
Granted	—
Vested	(100,000)	1.13
Forfeited	—	—

Nonvested at September 30, 2009	130,000	$1.14

As of September 30, 2009, there was $22,561 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized by February 2010.
During the nine months ended September 30, 2009, 2,596,868 stock options were exercised for an aggregate of approximately $4.9 million. The intrinsic value of these exercised stock options was approximately $5.4 million.
Warrant activity:
On several occasions during or prior to March 2008, the Company entered into securities purchase and registration rights agreements with certain accredited investors (each an “Investor” and collectively, the “Investors”) pursuant to which the Company sold shares of its common stock, par value $0.0001 per share (“Common Stock”), and warrants (the “Prior Warrants”) to purchase an aggregate of 6,279,001 shares of Common Stock. The Prior Warrants had exercise prices ranging from $2.00 to $3.00 per share.
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
On September 22, 2009, the Company entered into a securities purchase and registration rights agreement with an accredited investor (“The Investor”), to sell 5,000,000 of its common stock at $1.00 per share and warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $1.50 per share (the “September Transaction” and the “September Warrants”). The September Warrants are first exercisable six months after the closing of the September Transaction and expire five years after the date that the September Warrants are first exercisable. The September Warrants are also callable by the Company if the price of the Common Stock exceeds $3.00 per share as quoted on an approved market for twenty consecutive trading days. Additionally, the agreement grants The Investor certain registration rights with respect to the Securities. The September transaction resulted in gross proceeds to the Company of $5.0 million. The Offering was made only to accredited investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The Company relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated thereunder
The Company received an aggregate of approximately $15.1 million from the exercise of warrants during the nine months ended September 30, 2009. As of September 30, 2009 the Company had 17,311,889 warrants outstanding with a weighted average exercise price of $2.11 per share.
Net Loss Basic and Diluted Per Common Share:
Due to the Company’s net losses, both basic and diluted loss per share were $(0.05) and $(0.17) for the three and nine months ended September 30, 2009, respectively and $(0.05) and $(0.18) for comparable periods in 2008, respectively. There were no stock options or warrants with an exercise price above the closing stock market price for the Company’s common stock at September 30, 2009, and, therefore warrants and options were not included in the earning per share computations as they would have been anti-dilutive. At September 30, 2008, 9,320,002 of stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.
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
On December 31, 2008 and January 2, 2009, RJR filed requests in the U.S. Patent and Trademark Office to reexamine the two patents that are the subject of the patent infringement litigations described above. In February and March 2009, the Patent and Trademark Office granted the reexamination requests, agreeing to review the patentability of the subject matter claims 4, 12 and 20 of the ‘649 patent and claim 41 of the ‘401 patent. On September 11, 2009 the Patent and Trademark Office issued a first office action in both cases. On October 22, 2009 the Company participated in an interview with the panel considering this matter and a written response to the first office action will be filed on or before November 11, 2009. The reexamination process is ongoing.

Virginia Sales and Use Tax Assessment:
There has been no change in the status of the Virginia Sales and Use Tax assessment against the Company with respect to its tobacco curing barns since December 31, 2008.
9.	Subsequent Event
On October 30, 2009, the Company sold a 3.5 acre parcel of land in Petersburg, Virginia along with improvements consisting of the factory that until May 2007 was used for the manufacturing of its cigarette products and the adjacent 6,000 square feet office building that currently houses its executive, marketing, sales and administrative offices, for gross proceeds of $625,000. The Company entered into a leaseback of the office building for up to two years with a 14 day notice clause to exit the building and lease. The Company will record a gain on the sale of the property, plant and equipment of approximately $244,000 in the fourth quarter to reflect the difference between the carrying value of the Petersburg property and buildings and the sales price.

On November 5, 2009 the Company received a Nasdaq Staff Deficiency Letter from Nasdaq indicating that the Company was not in compliance with the minimum bid price requirements for continued listing set forth in Nasdaq Marketplace Rule 5450(a)(1), because the minimum closing bid price per share of the Company’s common stock was below $1.00 per share for 30 consecutive business days. The letter also stated that in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company will be provided 180 calendar days, or until May 4, 2010, to regain compliance with this minimum bid price rule. In its letter, Nasdaq indicated that if, at any time prior to May 4, 2010, the closing bid price of the Company’s common stock remains at or above $1.00 per share for at least 10 consecutive business days, Nasdaq will provide the Company with written conformation of compliance and the matter will be closed. The deficiency with respect to Nasdaq Marketplace Rule 5450(a)(1) has no effect on the Company’s current listing status on the Nasdaq Global Market or the ability to trade its shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission, or SEC, on March 16, 2009. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008.
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
Our long-term focus is the research, development and licensing of technology for the production of very low-TSNA tobacco and related products, particularly dissolvable smokeless tobacco products, that expose adult tobacco users to substantially lower levels of toxins as compared to other smoked and smokeless tobacco products, tobacco-based pharmaceuticals and related products such as nutraceuticals. Our overall objective is to ultimately reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products and the reduction of harm from the use of tobacco products at all levels. We currently are focusing our efforts on the manufacture and sale of ARIVA® and STONEWALL Hard Snuff®, our dissolvable low-TSNA smokeless tobacco products, the development of tobacco-based pharmaceutical products, related products such as nutraceuticals and the continued refinement of our patented technology for the production of low-TSNA tobacco. In December 2008, we filed a new U.S. patent application for a variation of our patented curing technology that results in the production of cured tobacco that consistently contains virtually undetectable levels of any carcinogenic TSNAs. That patent is currently pending before the U.S. Patent and Trademark Office. Also, we are undertaking toxicity testing relating to a non-nicotine nutraceutical that is designed to be of value in minimizing nicotine cravings.
In 2007 we incorporated our Rock Creek subsidiary to pursue the development and regulatory approval of pharmaceutical products to treat tobacco addiction and a range of neurological conditions and potentially related products such as nutraceuticals. In 2009, Rock Creek has undertaken research relating to a non-nicotine nutraceutical designed to minimize nicotine cravings and a “relapse prevention product.” In the past we deferred the initiation and continuation of certain research projects by Star Scientific because of the lack of working capital. Our ability to promote the sale of our low-TSNA dissolvable smokeless tobacco products and our ability to continue the research and development efforts of Star Scientific and the advancement of the research and development activities of Rock Creek will, in large part, depend on our available working capital, and our ability to procure funding for these initiatives, either through improved revenues or other funding initiatives. These initiatives also will depend on the successful outcome of our ongoing patent infringement litigation against R.J. Reynolds Tobacco Company, or RJR. In that litigation, a jury, following a trial that took place between May 18, 2009 and June 16, 2009, returned a verdict in favor of RJR, holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, we filed a motion with the United States District Court for the District of Maryland, or District Court, for Judgment as a Matter of Law or, in the Alternative, for a New Trial. That motion is currently pending. If the motion is not granted, we intend to appeal the jury verdict to the Federal Circuit Court of Appeals.

Over the last several years, we have expended significant time and resources on our ongoing patent infringement litigation against RJR, the development of ARIVA® and STONEWALL Hard Snuff®, our low-TSNA dissolvable smokeless tobacco products, the license of low-TSNA products related to, and the technology behind, our StarCured® tobacco curing process, and the development efforts of Rock Creek. Our future success will largely depend on the successful results of these initiatives. The recurring losses generated primarily by our smokeless tobacco business continue to impose significant demands on our liquidity. Product licensing royalties and smokeless tobacco sales have been de minimis to date and, given the typical long lead time for federal approval of any pharmaceutical products, we do not expect that Rock Creek will generate any revenues from the sale of pharmaceutical products for the foreseeable future. Rather through Rock Creek we will focus on the research and development aspects of a range of pharmaceuticals, including tobacco-based drug products, and related products such as nutraceuticals, assuming we can generate sufficient working capital to support these activities.
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
We experienced net sales of approximately $0.6 million and an operating loss from continuing operations of approximately $(17.2) million during the nine months ended September 30, 2009. The recurring losses generated from our operating expenses continue to impose significant demands on our liquidity. As of September 30, 2009, we had net working capital (current assets less current liabilities) of approximately $12.9 million, which included approximately $17.5 million in cash and cash equivalents. Since January 1, 2009, through the exercise of an aggregate of 2,596,868 options and 7,647,592 warrants for our common stock, in each case for cash and the sale of 5,000,000 shares of our common stock and 5,000,000 warrants to purchase our common stock, our company has received proceeds of approximately $25.0 million. See note 6 of our financial statements for a complete discussion of these transactions. Absent the exercise of outstanding warrants and options for cash, a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it is likely that we will need to pursue additional sources of funds during the first quarter of 2010. However, depending upon market conditions and the price of the common stock, we may decide to seek additional funds before that date.
Smokeless Tobacco. Net sales of our dissolvable smokeless tobacco products were $0.6 million for the nine months ended September 30, 2009 compared to $0.3 million for the same period in 2008. Net sales for the three months ended September 30, 2009 were $0.2 million as compared to $0.1 million for the same period in 2008. STONEWALL Hard Snuff® represented a majority of our hard tobacco sales during these periods. Our working capital constraints over the last several years have limited both the direct marketing of our dissolvable smokeless tobacco products and our research and development efforts, which we believe negatively impacted our efforts to increase consumer acceptance of those products. We continue to work to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products, and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. We are currently in the process of restructuring our smokeless tobacco operations to reduce costs while concentrating our effort on a more narrow geographical area and on sales to our established regional and national retail chain customers. We believe that this restructuring will better allow us to grow our smokeless tobacco business, while at the same time reducing costs associated with our sales efforts.
Development of Tobacco-based Pharmaceutical Products and a Non-nicotine Nutraceutical. In 2007, we incorporated our wholly owned subsidiary Rock Creek through which we intend to pursue a range of pharmaceutical products, including products that have a botanical, tobacco-based component, for the treatment of tobacco dependence, as well as products that would utilize certain MAO agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression and related products such as nutraceuticals. Rock Creek operates pursuant to a sublicense under our exclusive license with Regent Court Technologies, LLC, or Regent Court, which includes patents for producing tobacco with low TSNA levels. The sublicense also covers patents for the use of MAO inhibitors in tobacco to treat various neurological conditions. Through Rock Creek we also are continuing to explore the development of other pharmaceutical products with clinical claims, as well as a “relapse prevention product” to assist smokers during nicotine withdrawal, with the goal of higher “quit” rates for long-term smokers who have failed in their treatments with conventional nicotine replacement therapy, or NRT, smoking cessation products and related products such as nutraceuticals. We recently developed a prototype non-nicotine nutraceutical that is intended to lessen nicotine craving that we intend to market under the trademark CigRx™. We initiated two research studies relating to the non-nicotine nutraceutical in the first half of 2009 and began a further research study with a university-based hospital. We also conducted a study of our relapse prevention product during July 2009.

Licensing. We have an exclusive, worldwide license from Regent Court under 12 U.S. patents and 52 foreign patents as well as additional patents pending in the U.S. and foreign countries relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process involves the control of certain conditions in tobacco curing barns, and in certain applications, the use of microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and tobacco smoke. We recently filed a new U.S. patent application for a variation of our patented curing technology that results in the production of cured tobacco that consistently contains virtually undetectable levels of any carcinogenic TSNAs. We continue to pursue means of collecting royalties with respect to our patented curing technology, including through our patent infringement lawsuit against RJR. However, in that case a jury, after a trial that began in May 2009, returned a verdict on June 16, 2009 in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, we filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial and that motion is currently pending. If the motion is not granted, we intend to appeal the jury verdict to the Federal Circuit Court of Appeals. See Note 8 to our consolidated financial statements and “Part II — Item 1 — Legal Proceedings” included elsewhere in this Report for additional information concerning our lawsuit against RJR. While we believe licensing of our exclusive patent rights could potentially be a significant source of additional revenue for us, in addition to our ability to successfully commercialize any related products, the realization of this potential also will depend on our ability to successfully defend and enforce our patent rights, obtain a reversal of the jury verdict of invalidity in the RJR litigation and ultimately prevail in that litigation.
Impact of Legislation Relating to Smoked and Smokeless Tobacco Products. Over the last decade there have been significant new restrictions relating to the use and consumption of tobacco products generally and cigarettes, in particular. As a result tobacco manufactures, wholesalers and retailers are subject to significant and increasing state and federal regulation. On June 22, 2009, President Barack Obama signed into law the Family Smoking Prevention and Tobacco Control Act, or FDA Act. The FDA Act provides the U.S. Food and Drug Administration, or FDA, with broad authority over all tobacco products through a new division within the FDA (The Center for Tobacco Products). The FDA Act contains broad changes in the way tobacco products will be regulated, manufactured and sold, including expanded warnings on all tobacco products and restrictions on the manner in which tobacco products may be marketed. Many of the changes specified in the FDA Act will be implemented gradually over a period of six months to three years from enactment. Manufacturers will be required to register with the FDA within six months and new labeling requirements with expanded health warnings will become effective one year after the date of enactment. The FDA Act does permit companies to apply to have products designated as “modified risk tobacco products” and the Company has indicated its intention to seek such a designation in early 2010 for a smokeless tobacco product with extremely low TSNA levels. The FDA Act also contains provisions that eventually could be beneficial to us in marking our very-low TSNA smokeless tobacco products, such as those that would require a listing of various constituent elements and the publication of ingredients in all tobacco products with notations as to the harmfulness of those ingredients, but under the provisions of the FDA Act those types of labeling changes and comparative ingredient information will not be put into place for at least two years. In the interim, the FDA Act attempts to level the playing field for all tobacco products by restricting the types of claims and descriptions that can be made with respect to various components in tobacco products, including any claims relating to reduced levels of toxins or reduced risk, unless a product receives a designation as a “modified risk tobacco product.” In addition to federal regulation, many states have and continue to seek to impose restrictions on tobacco use, including imposing limits on the type of flavorings that could be used for smoked as well as smokeless products. For example, in October 2009 New York City enacted legislation that limits the flavors for certain tobacco products, including smokeless tobacco to those with a taste or aroma of tobacco, menthol, mint or wintergreen.
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

Results of Operations
Our company’s unaudited condensed consolidated results for the three and nine month periods ended September 30, 2009 and 2008 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
Net sales	$231,942	$136,725	$617,938	$334,551
Cost of goods sold	626,366	570,412	1,886,993	1,572,932
Federal excise tax and Department of Agriculture payment	5,814	1,827	12,912	5,142

Gross loss	(400,238)	(435,514)	(1,281,967)	(1,243,523)

Total operating expenses	4,530,500	3,883,049	15,755,591	14,724,120

Operating loss from continuing operations	(4,902,452)	(4,357,405)	(17,159,402)	(16,182,457)

Net loss	$(4,902,452)	$(4,397,405)	$(17,159,402)	$(16,302,457)

Basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.17)	$(0.18)

Basic and diluted weighted average shares outstanding	102,925,551	92,110,972	100,019,774	89,050,831
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Net Sales. For the three months ended September 30, 2009, net sales (gross sales less cash discounts, product discounts and product return allowance) of our dissolvable tobacco were $231,942 compared to $136,725 during same period in 2008 reflecting slightly lower sales volumes during the three months ended September 30, 2009 than the same period in 2008. Lower spending on product promotion programs, price increases on our smokeless tobacco products effective January 1, 2009 and the introduction of our five-piece packs, contributed to the net sales increase.
Gross Profit (loss). Gross loss decreased $35,276 in the three months ended September 30, 2009 to $(400,238) from $(435,514) for the same period in 2008. The decrease loss during the period was primarily due to higher net sales of our dissolvable tobacco offset, in part, by higher dissolvable tobacco costs of goods sold due to factory relocation expenses.
Total Operating Expenses. Total operating expenses were approximately $4.5 million for the three months ended September 30, 2009, an increase of approximately $0.6 million, or 16.6%, from approximately $3.9 million for the same period in 2008. General and administrative expenses increased by approximately $0.2 million, and marketing and distribution costs decreased approximately $0.2 million. Research and development costs increased approximately $0.6 million.
Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $0.5 million for the three months ended September 30, 2009, and were approximately $0.7 million for the comparable period in 2008. The $0.2 million decrease was due primarily to lower trade show attendance cost of $0.1 million and promotional materials usage cost of $0.1 million.
General and Administrative Expenses. General and administrative expenses were approximately $3.3 million for the three months ended September 30, 2009, an increase of approximately $0.2 million, or 7.0%, from approximately $3.1 million for the same period in 2008. During the three months ended September 30, 2009, we had increased legal costs of $0.2 million primarily associated with the trial of our RJR patent infringement case which took place between May 18, 2009 and June 16, 2009 and the ongoing reexamination of the patents at issue in the RJR litigation by the U.S. Patent and Trademark Office, as well as increased executive travel expense of $0.3 million, partially offset by decreases in stock-based compensation expense of approximately $0.3 million.
Research and Development Expenses. During the three months ended September 30, 2009, we expended approximately $0.6 million on product development initiatives aimed at improving our low-TSNA smokeless tobacco products. We had de minimis spending in the comparable period in 2008. Also, in 2008 Rock Creek undertook an initial assessment of the applicability of low-TSNA tobacco and certain MAO agents in tobacco for pharmaceutical and related applications, such as in a non-nicotine nutraceutical. During the three months ended September 30, 2009, Rock Creek incurred approximately $0.5 million on these initiatives, including work on two research studies relating to our non-nicotine nutraceutical. Given our working capital constraints, our ability to continue the research efforts of Star Scientific and to advance the research and development activities of Rock Creek will depend on our ability to obtain funding for these initiatives through improved revenues from our smokeless tobacco sales or from other funding sources. It will also depend on the reversal of the jury verdict in favor of RJR in our ongoing patent litigation and ultimately completion of that litigation in our favor.
Interest Income and Expense. We had interest income of $48,071 and interest expense of $109,656 for the three months ended September 30, 2009, for a net interest expense of $61,585 during the period primarily related to interest on our RJR debt. For the same period in 2008, we had interest income of $139,688 and interest expense of $178,530, for a net interest expense of $38,842. The lower interest expense for the three months ended September 30, 2009 reflected lower prevailing interest rates and scheduled payments made against the principal of our outstanding long-term debt.

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
Net Loss. We had a net loss of approximately $4.9 million for the three months ended September 30, 2009 compared to a net loss of approximately $4.4 million for the same period in 2008. The increase of $0.5 million during the three months ended September 30, 2009 was primarily related to the increased research and development expense during the period.
For each of the three months ended September 30, 2009 and September 30, 2008, we had a basic and diluted loss per share of $(0.05).
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Net Sales. For the nine months ended September 30, 2009, net sales (gross sales less cash discounts, product discounts and product return allowance) of our dissolvable tobacco were $617,939 compared to $334,551 during same period in 2008 reflecting higher sales volumes during the nine months ended September 30, 2009 than the same period in 2008. In addition, lower coupon cost, higher product pricing and the introduction of our five-piece packs which have a higher price than our traditional 20-piece box partially impacted the sales volumes during the nine months ended September 30, 2009.
Gross Loss. Gross loss increased by $38,444 during the nine months ended September 30, 2009 to $1,281,967 from $1,243,523 for the same period in 2008, primarily as a result of higher net sales being offset by a $305,840 write down of packaging materials as a result of packaging changes and disposal of obsolete materials and one time factory relocation expenses.
Total Operating Expenses. Total operating expenses were approximately $15.7 million for the nine months ended September 30, 2009, an increase of approximately $1.0 million, or 7.0%, from approximately $14.7 million for the same period in 2008. General and administrative expenses increased by approximately $0.6 million, and marketing and distribution costs decreased by approximately $0.9 million. Research and development costs increased approximately $1.3 million.
Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $1.9 million for the nine months ended September 30, 2009, a decrease of approximately $0.9 million, or 32.8%, from approximately $2.8 million for the same period in 2008. This decrease reflected a reduction of $0.7 million in promotional consultant costs and a decrease of $0.2 million in retail coupon issuance costs.
General and Administrative Expenses. General and administrative expenses were approximately $12.5 million for the nine months ended September 30, 2009, an increase of approximately $0.7 million, or 5.2%, from approximately $11.8 million for the same period in 2008. During the nine months ended September 30, 2009, we had increased legal costs of $3.8 million primarily associated with the jury trial in our RJR patent infringement case, which took place between May 18, 2009 and June 16, 2009, the ongoing reexamination of the patents at issue in the RJR litigation by the U.S. Patent and Trademark Office and the review of regulatory issues relating to our new product development efforts, partially offset by reductions in stock-based compensation expense of approximately $2.7 million, executive travel expense of $0.2 million and other expenses that totaled $0.3 million.
Research and Development Expenses. During the nine months ended September 30, 2009, we expended approximately $1.4 million on product development initiatives aimed at improving our low-TSNA smokeless tobacco products. We had de minimis spending in the comparable period in 2008. Also, in 2008 Rock Creek undertook an initial assessment of the applicability of low-TSNA tobacco and certain MAO agents in tobacco for pharmaceutical and related applications, such as in a non-nicotine nutraceutical. During the nine months ended September 30, 2009, Rock Creek incurred approximately $1.2 million on these initiatives, including work on two research studies relating to our non-nicotine nutraceutical. Given our working capital constraints, our ability to continue the research efforts of Star Scientific and to advance the research and development activities of Rock Creek will depend on our ability to obtain funding for these initiatives through improved revenues from our smokeless tobacco sales or from other funding sources. It will also depend on the reversal of the recent jury verdict in favor of RJR in our ongoing patent litigation and ultimately completion of that litigation in our favor.

Interest Income and Expense. We had interest income of $159,949 and interest expense of $333,840 for the nine months ended September 30, 2009, for a net interest expense of $173,891 during the period. For the same period in 2008, we had interest income of $330,777 and interest expense of $595,153, for a net interest expense of $264,376. The lower interest expense for the nine months ended September 30, 2009 reflected lower prevailing interest rates and scheduled payments made against the principal of our outstanding long-term debt. The lower interest income during the nine months ended September 30, 2009 was primarily due to a decrease in prevailing interest rates.
Derivative Expense. The accounting rules for derivative instruments and hedging activities were revised for instruments indexed to an entity’s own stock in June 2008 and effective for our company’s fiscal year beginning January 1, 2009. Accordingly, on January 1, 2009, we reclassified certain outstanding warrants, at their fair value of $687,818 to liabilities where they were measured at their respective fair values with corresponding changes in fair values charged or credited to our income. Upon the warrant exercise on March 23, 2009, the liability was revalued at its fair value. A portion of the revalued liability was then reclassified to equity in the amount of proceeds received upon exercise and the remaining amount was accounted for as derivative expense.
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
Net Loss. We had a net loss of approximately $17.2 million for the nine months ended September 30, 2009 compared to a net loss of approximately $16.3 million for the same period in 2008 primarily due to the increased legal costs associated with the trial portion of our patent infringement litigation against RJR in May and June 2009 and increased research and development costs during 2009.
For the nine months ended September 30, 2009, we had a basic and diluted loss per share of $(0.17) compared to a basic and diluted loss per share of $(0.18) for the nine months ended September 30, 2008.

Liquidity and Capital Resources
Our company has been operating at a loss for the past six years. Our future prospects are dependent on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of new low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and tobacco-based pharmaceuticals and related products such as nutraceuticals. Also, our long-term prospects are dependent on our ability to begin generating significant revenues through royalties including from our patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through such royalty payments will also be dependent upon the successful completion of our ongoing patent infringement lawsuit against RJR. In that litigation a jury, following a trial that took place between May 18, 2009 and June 16, 2009, returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, we filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial and that motion is pending. If the motion is not granted, we intend to appeal the jury verdict to the Federal Circuit Court of Appeals. As of September 30, 2009, we had net working capital (current assets less current liabilities) of approximately $12.9 million, which included cash and cash equivalents of approximately $17.5 million. Anticipated future cash needs during the next twelve months include:
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
We expect to continue to incur losses in connection with the sale of our smokeless tobacco products for the foreseeable future. While sales of smokeless tobacco have been increasing year over year, substantially increased sales will be required to reach a break-even level for these products. Rock Creek has had no revenues to date. Given the typical long lead time for federal approval of any pharmaceutical products, we do not expect that Rock Creek will generate any revenues from pharmaceutical products for the foreseeable future, but rather that Rock Creek will focus its efforts on the research and development aspects of a range of pharmaceuticals, including products having a botanical, tobacco-based component, and related products, such as nutraceuticals, assuming sufficient capital can be generated to support such activities.
Since January 1, 2009, through the exercise of an aggregate of 2,596,868 options and 7,647,592 warrants for our common stock, in each case for cash and the sale of 5,000,000 shares of our common stock and 5,000,000 warrants to purchase our common stock, our company has received proceeds of approximately $25.0 million. See note 6 of our financial statements for a complete discussion of the transactions. We anticipate that we will have sufficient funds to support our operations through the second quarter 2010. However, absent the exercise of outstanding warrants, or a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it is likely that we will seek to pursue additional sources of funds during the first quarter 2010. Depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that time. There can be no assurance that we will be successful in obtaining such funding at commercially reasonable terms, if at all.
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
Summary of Balances and Recent Sources and Uses
As of September 30, 2009, we had net working capital (current assets less current liabilities) of approximately $12.9 million, which included approximately $17.5 million in cash and cash equivalents and approximately $0.1 million of accounts receivable, compared to net working capital of approximately $5.9 million, which included approximately $6.5 million in cash and cash equivalents, and approximately $0.1 million in accounts receivable, as of December 31, 2008.
Net Cash From Operating Activities. During the nine months ended September 30, 2009, we used approximately $13.5 million of cash in operating activities compared to approximately $13.2 million of cash used in operating activities during the same period in 2008. Cash used in operations was approximately $0.3 million higher during the nine months ended September 30, 2009 as compared to the same period in 2008. The net cash flows reflected the collection in January 2009 of $607,000 due from the assignment of an option to buy real estate entered into during 2008 and our one time repayment of a $300,000 Virginia Economic Development Grant in 2008. The increased cash flow in 2009 from the assignment of an option to buy real estate was more than offset by higher payment for legal expenses associated with our patent infringement trial against RJR held in May and June of 2009 and higher research and development costs.

Net Cash From Investing Activities. During the nine months ended September 30, 2009, a total of $0.6 million of cash was generated by investing activities, primarily reflecting our receipt of proceeds from licensing receivables. During the same period in 2008, we generated $0.7 million in cash primarily from the proceeds from licensing receivables.
Net Cash From Financing Activities. During the nine months ended September 30, 2009, we generated net cash from financing activities of approximately $23.9 million, primarily through the exercise of common stock options and warrants, and the sale of 5.0 million of common stock and warrant shares for gross proceeds of approximately $25.0 million. During the same period in 2008, we generated net cash from financing activities of approximately $15.3 million, primarily from the sale of common stock, for gross proceeds of approximately $16.5 million.
Net Cash Used in MSA Escrow Payments. We discontinued manufacturing any cigarette products in June 2007. Given the fact that we discontinued the sale of cigarettes in June 2007, we did not make any deposits into escrow during the nine months ended September 30, 2009 for the sale of cigarettes in the MSA states in 2008 and we do not anticipate having any material MSA escrow obligations in 2009 for 2008 cigarette sales.
Cash Demands on Operations
During the nine months ended September 30, 2009, we had operating losses from continuing operations that totaled $(17.2) million.
In addition, during the nine months ended September 30, 2009, we spent a significant amount of available cash in connection with the development and protection of our intellectual property portfolio, principally in connection with our patent infringement litigation against RJR. We recognize that in order to protect and defend our intellectual property, additional capital will need to be spent in connection with our ongoing patent litigation matters. Also, we anticipate the expenditure of additional funds during 2009 in connection with the anticipated development efforts in regard to tobacco-based pharmaceuticals and related products through Rock Creek.
Our inability to improve our results of operations or to raise additional working capital through royalty arrangements or financing initiatives prior to or during the first quarter 2010 could have a material adverse effect on our ability to meet our working capital needs and continue operations.
Contingent Liabilities and Cash Demands
B&W Agreements. Under the Restated Master Agreement with B&W, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we currently owe approximately $9.9 million on our long-term tobacco curing barn loans. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly installments that began on January 1, 2006. The debt had been secured by any remaining tobacco leaf inventory and our remaining tobacco curing barns. However, the security interest on the collateral terminated once the balance on the long-term curing barn loans was reduced to a level below $10.0 million.

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
Our outstanding long-term debt of $9.9 million bears interest at a rate of prime plus 1%. Accordingly, we do not believe that we currently are subject to significant interest rate exposure on these obligations.

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
Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of September 30, 2009, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.

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
Following remand from the Court of Appeals, the case was tried to a jury in the District Court between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, we filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial and that motion is pending. If the motion is not granted, we intend to appeal the jury verdict to the Federal Circuit Court of Appeals. On May 29, 2009, we filed a new complaint against RJR for patent infringement during the period beginning 2003 through the filing date of the complaint. The future prosecution of the new complaint will be dependant on our achieving a reversal of the jury verdict of invalidity in our initial RJR action
On December 31, 2008 and January 2, 2009, RJR filed requests in the U.S. Patent and Trademark Office to reexamine the two patents that are the subject of the patent infringement litigations described above. In February and March 2009, the Patent and Trademark Office granted the reexamination requests, agreeing to review the patentability of the subject matter claims 4, 12 and 20 of the ‘649 patent and claim 41 of the ‘401 patent . On September 11, 2009 the Patent and Trademark Office issued a first office action in both cases. On October 22, 2009 the Company participated in an interview with the panel considering this matter and a written response to the first office action will be filed on or before November 11, 2009. The reexamination process is ongoing.

Item 1A.	Risk Factors
There are no material changes from risk factors previously disclosed in “Part I — Item 1A” of our company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009.

Item 5.	Other Information
On November 5, 2009, we received a Nasdaq Staff Deficiency Letter from Nasdaq, indicating that we were not in compliance with the minimum bid price requirement for continued listing set forth in Nasdaq Marketplace Rule 5450(a)(1), because the minimum closing bid price per share of our common stock was below $1.00 per share for 30 consecutive business days. The letter also stated that in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until May 4, 2010, to regain compliance with this minimum bid price rule. In its letter, Nasdaq indicated that if, at any time prior to May 4, 2010, the closing bid price of our common stock remains at or above $1.00 per share for at least 10 consecutive business days, Nasdaq will provide us with written conformation of compliance and the matter will be closed. Our deficiency with respect to Nasdaq Marketplace Rule 5450(a)(1) has no effect on our current listing status on the Nasdaq Global Market or the ability to trade our shares of common stock.

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

STAR SCIENTIFIC, INC.
Date: November 9, 2009	/s/ Park A. Dodd, III
Authorized Signatory and Chief Financial Officer
(Principal Financial Officer)