Form 10-K
period 2009-12-31
STAR SCIENTIFIC INC
filed 2010-03-16
CIK 776008

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-15324

STAR SCIENTIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1402131 (I.R.S. Employer Identification No.)

4470 Cox Road, Suite 110, Glen Allen, VA 23060	(804) 527-1970
(Address of principal executive offices)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, a accelerated filer, a non-accelerated filer, or a small reporting company.

Larger accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 30, 2009 was approximately $62.6 million. Shares of voting stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares outstanding for each class common equity as of March 15, 2010 –119,403,888 shares of common stock, par value $0.0001 per share.
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
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, the uncertainties inherent in the progress of scientific research, our ability to raise additional capital in the future that is necessary to maintain our business, potential disputes concerning our intellectual property, risks associated with litigation regarding such intellectual property, uncertainties associated with the development, testing and regulatory approvals of our low-TSNA tobacco and related products, market acceptance of our new smokeless tobacco products, competition from companies with greater resources than us, our decision not to join the Master Settlement Agreement, and our dependence on key employees and on our strategic relationships with Brown & Williamson Tobacco Corporation in light of its combination with R.J. Reynolds Tobacco Company, Inc.
Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Item 1A Risk Factors.”
Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in “Item 1A Risk Factors” of this Report in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS
Overview
We are a technology-oriented company with a mission to reduce the harm associated with the use of tobacco at every level. We are primarily engaged in:
•	the development, implementation and licensing of our proprietary technology for the curing of tobacco so as to substantially prevent the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco-specific nitrosamines, or TSNAs;
•	the manufacture, sales, marketing and/or development of very low-TSNA dissolvable smokeless tobacco products that carry enhanced warnings beyond those required by the Surgeon General, including ARIVA® compressed powdered tobacco cigalett® pieces and STONEWALL Hard Snuff® and “modified risk tobacco products”, as defined in the Family Smoking and Prevention Control Act of 2009, or the FDA Tobacco Act;
•	the development of pharmaceutical products, particularly products that have a botanical, tobacco-based component, that are designed to treat tobacco dependence and a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression; and
•	the development of non-nicotine nutraceutical products designed to assist individuals who have ceased using tobacco or who are in the process of stopping tobacco use maintain a balanced metabolism as well as related non-nicotine products that may be helpful to consumers in maintaining a healthy metabolism.
Since the 1990s, we have sought to develop processes and products that significantly reduce the levels of toxins, principally TSNAs, in tobacco compared to traditional smoked and smokeless tobacco products. Our development of technology for reducing TSNA levels has lead to our focus on the development of tobacco-based pharmaceuticals products and non-nicotine nutraceuticals that we are pursuing through our Rock Creek subsidiary. Our significant experience in proprietary technology related to the development of tobacco products with reduced levels of toxins also has positioned us to seek the approval of a variant of our very-low smokeless tobacco products as “modified risk tobacco products” by the United States Food and Drug Administration (FDA) under the FDA Tobacco Act. Given our long-term focus on reducing the levels of toxins in tobacco, we believe we are uniquely positioned to pursue a range of very-low TSNA smokeless tobacco products, non-nicotine nutraceuticals and tobacco-based pharmaceuticals that will further our mission to reduce the harm associated with tobacco use at all levels.
Our History
In February 1998, Star Tobacco completed a share exchange with Eye Technology, Inc., a publicly held OTC Bulletin Board company based in Minneapolis, Minnesota. Eye Technology was organized as a Delaware corporation in 1985. While Eye Technology became Star Tobacco’s parent corporation, control of Eye Technology in effect shifted to the former stockholders of Star Tobacco and the management of Star Tobacco became the management of Eye Technology. By December 30, 1998, the assets and liabilities that comprised the pre-merger business of Eye Technology had been sold or liquidated, and the stockholders of Eye Technology voted to change its name to Star Scientific, Inc. Our primary corporate focus from that time forward has centered on the sales, marketing and development of tobacco products that expose adult tobacco users to lower levels of toxins and, beginning in 2007, tobacco-based pharmaceuticals and related non-nicotine nutraceutical products.

Until 2007 our revenues were generated principally through the sale of discount cigarettes by Star Tobacco. Star Tobacco was incorporated in 1990 and, until 1994, was primarily a contract manufacturer of cigars and cigarettes. In late 1994, Star Tobacco commenced development and commercialization of its own brands of discount cigarettes using primarily Virginia flue-cured tobacco, which competed principally on the basis of price. Around the same time, Star Tobacco commenced a research and development program relating to a range of tobacco products that deliver fewer toxins as well as tobacco cessation products. Shortly thereafter, Star Tobacco shifted its near-term research to technology focused on reducing the carcinogenic TSNAs, particularly the NNNs and NNKs, in the tobacco leaf and tobacco smoke and, after concluding that there would be no way to develop a completely “safe cigarette”, to the development of very-low TSNA smokeless tobacco products. In connection with that effort, we announced that our company would seek to transition from the sale of cigarette products as soon as practically possible. To facilitate that transition, in May 2007 we entered into an agreement with Tantus Tobacco LLC, or Tantus, for the exclusive license of our cigarette trademarks Sport ®, MainStreet® and GSmoke® and discontinued manufacturing any cigarette products as of June 2007. Since 2007 our revenues have been generated exclusively through the sale of our low-TSNA smokeless tobacco products.
Our Strategy
Our long-term focus is the research, development, manufacturing and licensing of technology that can lessen reliance on and the impact of the use of all forms of tobacco and reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco. We have pursued these objectives through the production of very low-TSNA tobacco and related products, particularly dissolvable smokeless tobacco products, that expose adult tobacco users to substantially lower levels of toxins as compared to other smoked and smokeless tobacco products, through the development of related pharmaceutical products and non-nicotine nutraceuticals and in the first quarter of 2010 through the submission of an application to have a variant of our low-TSNA smokeless products designated as a modified risk tobacco product under the FDA Tobacco Act. We fully accept the evidence that links smoking tobacco with a variety of diseases and premature death. We believe it is highly unlikely that the health risks of smoked tobacco can be completely eliminated, and that no safe cigarettes will ever be manufactured. We believe we were the first company to state unequivocally that “there is no such thing as a safe cigarette.” Further, we were the first company to affix to the back of the package of our first premium low-TSNA product, Advance®, a package “onsert” that contained not only scientifically verified comparative product content data, but also additional health warnings beyond those required by the Surgeon General. Despite worldwide efforts to curb tobacco use, the American Cancer Society continues to report that an estimated 1.3 billion people smoke and use other conventional tobacco products. Given the reality of tobacco use, we continue to believe that there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology and to provide alternatives to those products for persons seeking to maintain a nicotine-free metabolism. Accordingly, we believe we have a corporate responsibility to continue our research and development efforts to manufacture tobacco products with the lowest level of toxins possible, particularly through the development of products containing tobacco cured using our StarCured® tobacco curing process, develop related botanical tobacco-based pharmaceutical products designed to treat tobacco dependence and non-nicotine nutraceutical products that may assist persons who have ceased using tobacco or who are in the process of stopping tobacco use to maintain a balanced metabolism.
Over the last several years, we have expended significant time and resources: (i) on our ongoing patent infringement litigation with R.J. Reynolds Tobacco Company, or RJR, a wholly owned subsidiary of Reynolds American, Inc., or RAI, which we are continuing to pursue on appeal following an unsuccessful verdict in our jury trial in that case which took place between May 18 and June 16, 2009 in the United States District Court for the District of Maryland, or District Court, (see “Item 3. Legal Proceedings” for further details) (ii) the development of ARIVA® and STONEWALL Hard Snuff®, our low-TSNA dissolvable smokeless tobacco products and, more recently, modified risk tobacco products under the FDA Tobacco Act, (iii) the license of low-TSNA products and the technology behind our StarCured® tobacco curing process, and (iv) the efforts of Rock Creek in developing a botanical tobacco-based pharmaceutical products, non-nicotine nutraceuticals and related products. Our future success will depend largely on the successful results of these initiatives. While product licensing royalties and smokeless tobacco sales have been de minimis to date, we intend to continue our efforts to develop and sell low-TSNA smokeless tobacco products, develop pharmaceutical products to treat tobacco addiction and a range of neurological conditions and related non-nicotine nutraceuticals, and to pursue licensing arrangements for those products and related technology.

We believe our proprietary technology related to the curing of very-low TSNA tobacco and the development of related products, including tobacco-based pharmaceuticals and non-nicotine nutraceuticals, positions us to a be a leader in producing products designed to lower the harm associated with tobacco use at all levels.
Our Technology
Our Current Intellectual Property Rights
Our proprietary technology for producing low-TSNA tobacco which is utilized in ARIVA® and STONEWALL Hard Snuff® , our low-TSNA dissolvable smokeless tobacco products, has been licensed exclusively from Regent Court Technologies, LLC, or Regent Court, a company in which Jonnie R. Williams SR, the technology’s inventor, our founder, Chief Executive Officer and one of our largest stockholders, is a part owner. The license agreement with Regent Court grants us exclusive worldwide rights to and a right of sublicense for the StarCured® process, related patents covering the production of low-TSNA dissolvable smokeless tobacco products and the use of certain tobacco-based monoamine oxidase inhibitor, or MAO, agents in treating neurological conditions. For additional information related to our proprietary curing process, see “ — Our Patents, Trademarks and Licenses.” Two of the patents under our license with Regent Court that relate to our method for producing low-TSNA tobacco are the subject of our ongoing lawsuit against RJR and a patent reexamination proceeding before the U.S. Patent and Trademark Office. Accordingly, we have dedicated substantial time and resources to defend and enforce our proprietary rights with respect to these patents. See “Item 3. Legal Proceedings”. It is our objective to achieve widespread acceptance of our tobacco curing technology as a standard for the manufacture of less toxic and potentially less harmful smoked and smokeless tobacco products and, in the future, as a basis for the use of very low-TSNA tobacco in the production of smoking cessation products.
Our Recent Intellectual Property Initiatives
In December 2008 we filed a new U.S. patent application for a variant of our patented curing technology that results in the production of cured tobacco that contains virtually undetectable levels of carcinogenic TSNAs as measured by prevailing standards. In addition, Rock Creek in 2008 and 2009 developed several processes and product formulations relating to non-nicotine nutraceuticals and a relapse prevention product for which we have filed provisional patent applications that we expect to mature into formal patent application in the future.
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

We believe that through our StarCured® process we have the technology to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to very low levels (with carcinogenic NNNs and NNKs that measure 200 parts per billion and below) and that we have demonstrated that our process for curing tobacco using the StarCured® method can be scaled up to meet broad commercial needs in the United States and abroad. Our focus on very low-TSNA, non-fermented smokeless tobacco products, and the licensing of our technology, is based, in part, on the fact that there is broad agreement among tobacco researchers that tobacco smoke contains over 4,000 constituents, 65 of which are known carcinogens. While TSNAs are considered to be one of the most significant groups of carcinogens in tobacco and tobacco smoke, they are recognized as being the only major or biologically significant group of carcinogenic toxins in smokeless tobacco. In December 2008 we filed a new U.S. patent application for a variant of our patented curing technology that results in the production of cured tobacco that consistently contains virtually undetectable levels of carcinogenic TSNAs as measured by prevailing standards. We are using tobacco cured by this process in the application that we submitted to the FDA in February 2010 for the approval of ARIVA-BDL™ as a modified risk tobacco product under the FDA Tobacco Act as the use of this tobacco allows us to produce a tobacco product that has levels of the carcinogenic TSNA comparable to those found in nicotine replacement therapy products.
Other Technology
Our Rock Creek subsidiary in 2009 developed processes and a product formulation for a non-nicotine nutraceutical intended to temporarily reduce the desire to smoke. That product will be marketed under the trademark CigRx™. In 2008 Rock Creek also developed a relapse prevention product to assist smokers during nicotine withdrawal. In connection with these development efforts, Rock Creek filed several provisional patent applications with the U.S. Patent and Trademark Office and anticipates seeking patent protection for those processes and products based on the results to date in these areas.
Our Current Products
Smokeless Tobacco Products
Over the past eight years, we have been engaged in the development of very low-TSNA, non-fermented smokeless tobacco products designed to provide adult tobacco users with a viable alternative to cigarettes and traditional smokeless tobacco products in situations and environments where they cannot or choose not to use such products. This development effort was encouraged by our company’s Scientific Advisory Board and other independent scientific, medical and public health advisors who in 1999 and in 2000 urged us to accelerate the development of smokeless products using 100% StarCured® very low-TSNA tobacco because our smokeless products have far fewer toxins than conventional cigarettes and traditional smokeless tobacco products. This position is supported by a 2002 report issued by the Royal College of Physicians in Great Britain that concluded the “consumption of non-combustible tobacco is of the order of 10-1,000 times less hazardous than smoking, depending on the product.” It is broadly agreed among tobacco researchers that cigarette smoke contains more than 4,000 chemical compounds, 65 of which are known to be carcinogenic. In contrast, it is generally recognized that the only major or biologically significant carcinogenic toxins in non-fermented smokeless tobacco are the TSNAs, particularly the NNNs and NNKs.
In November 2001, we introduced ARIVA® cigalett® pieces, or ARIVA®, as our first dissolvable hard tobacco smokeless tobacco product. ARIVA® is a compressed powdered tobacco product designed to dissolve completely in the mouth without leaving any residue or requiring expectoration. During the second quarter of 2003, in an effort to market a dissolvable hard tobacco product to adult users of traditional smokeless tobacco products such as moist snuff, we introduced a non-fermented spit-free “hard tobacco” product called STONEWALL Hard Snuff®. Both ARIVA® and STONEWALL Hard Snuff® are made from non-fermented 100% low-TSNA StarCured® tobacco plus natural and artificial flavorings, as well as other ingredients. In 2007, we introduced two new blends of STONEWALL Hard Snuff®, “Natural” and “Java” in addition to the original “Wintergreen” blend. We introduced a “Java” blend of ARIVA® in 2008 and in the first quarter of 2010 we are introducing “Cinnamon”, “Mint” and “Citrus” blends of ARIVA® and a new packaging format (10-piece sleeves) for ARIVA®.

ARIVA® and STONEWALL Hard Snuff® have been marketed nationwide through tobacco distributors and wholesalers who have direct arrangements with several national retail chains and through other national distributors experienced with consumer products. In 2009 we restructured our smokeless tobacco operations to reduce costs while concentrating our efforts on a more narrow geographic area and continuing sales to our established regional and national retail chain customers. Our domestic sales of ARIVA® and STONEWALL Hard Snuff® have been de minimis to date and we did not have any international sales in 2009. We believe that in order to successfully market ARIVA® and STONEWALL Hard Snuff® on a broad basis we must develop additional distribution channels for these products. We also will be required to expend substantial funds on the marketing of these products to consumers, which we will need to obtain from external financing, the availability of which cannot be assured. For additional information relating to our liquidity, see “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Our Current Product Development Initiatives
Pharmaceutical Products and Nutraceuticals
In 2007, we incorporated a new pharmaceutical subsidiary, Rock Creek to pursue the development of botanical based products for the treatment of tobacco dependence, as well as products that would utilize certain MAO agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression. Since that time, Rock Creek also has been involved in pursuing non-nicotine nutraceutical products that may assist persons who have ceased using tobacco or who are in the process of stopping tobacco use maintain a balanced metabolism and related non-nicotine products that may be helpful to consumers in maintaining a healthy metabolism. Rock Creek operates pursuant to a sublicense under our exclusive license with Regent Court, which includes patents for producing tobacco with very low-TSNA levels. The sublicense also covers patents for the use of MAO inhibitors in tobacco to treat various neurological conditions. It also has independently developed several processes and products which are the subject of provisional patent applications filed with the U.S. Patent and Trademark Office.
Following the incorporation of Rock Creek, a search was undertaken for a Clinical/Medical Director who would oversee our subsidiary’s anticipated clinical trials and new drug development efforts. In February 2008, we announced that Curtis Wright, MD, MPH had joined our company as Senior Vice President, Medical/Clinical Director of Rock Creek. Dr. Wright previously served as Vice President of Clinical and Regulatory Affairs for Adolor Corporation, Executive Director, Medical Affairs and subsequently Executive Director of Risk Assessment for Purdue Pharma and most recently, as Executive Vice President for Risk Management and Regulatory Affairs at Javelin Pharmaceuticals, Inc. Dr. Wright’s career at the FDA, from 1989 through October 1997, included multiple senior scientific positions in the Center for Drug Evaluation and Research, including Deputy Director and Acting Director of his division.
In late 2008 Rock Creek completed a study with 49 cigarette smokers to assess the effectiveness of STONEWALL Hard Snuff® in relieving cigarette withdrawal symptoms as compared to a conventional over-the-counter, or OTC, nicotine replacement product used in connection with nicotine replacement therapy, or NRT, which study also incorporated placebos of each product. Both the NRT and the STONEWALL Hard Snuff® products were statistically effective in reducing cigarette withdrawal symptoms. Based on the results of this study, we are exploring the possibility of formulating a botanical-based product under conditions that comply with FDA Good Manufacturing Practices, or GMP, for drug products and determine the bioequivalence of the proposed botanical-based product against similar products used in connection with NRT. Depending upon results of the bioequivalence study, we plan to consult with FDA to determine FDA requirements for approval of a botanical-based NRT cessation product for use by adult tobacco users who smoke and/or use smokeless tobacco products.
In 2009 Rock Creek developed a non-nicotine nutraceutical that is intended to temporarily reduce the desire to smoke. It is expected that this product will be introduced for test market in 2010 under the name CigRx™. Rock Creek is currently undertaking a series of research studies relating to this product and completing other premarket analysis connected with the expected launch of this product. Through Rock Creek we also are continuing to explore the development of other related nutraceutical products that may assist in stabilizing metabolism, pharmaceutical products with clinical claims, as well as a “relapse prevention product” to assist smokers during nicotine withdrawal, with the goal of higher “quit” rates for long term smokers who have failed in their treatments with conventional NRT smoking cessation products.

Modified Risk Tobacco Products
We have recently developed ARIVA BDL™, a variant of our ARIVA® smokeless tobacco product that has significantly lower levels of carcinogenic TSNAs as well as other toxins compared to conventional tobacco products and which are at a levels comparable to those found in nicotine replacement therapy products. In February 2010, we submitted an application to the FDA for the approval of ARIVA BDL™ as a modified risk tobacco product under the FDA Tobacco Act, If our application is approved by the FDA, we believe this could provide our company with an advantage in marketing our very-low TSNA smokeless tobacco products, since we would be able to provide information to tobacco users on the levels of such toxins in ARIVA-BDL. Absent receiving an order approving designation as a “modified risk tobacco product.”, the FDA Tobacco Act prohibits a company from making any claims relating to reduced levels of toxins or reduced risk. We expect to file a similar application for Stonewall-BDL™ during 2010.
Discontinued Products
We exited from the cigarette business in June 2007. Prior to that time, the majority of our revenues were derived from the sale of discount cigarettes. However, since 2000, our discount cigarette business had experienced a significant decline in sales, partly due to intensified pricing competition from wholesalers selling deeply discounted, foreign-manufactured cigarettes. In May 2007, we entered into an agreement with Tantus for the exclusive license of our cigarette trademarks MainStreet®, Sport® and GSmoke®, in return for licensing fees during the seven-year term of the license agreement and beyond, if the license is renewed. As part of the license agreement, we stopped selling cigarettes under the MainStreet®, Sport® and GSmoke® brands in June 2007, consistent with our previously announced goal to exit from the cigarette business as soon as practically possible. Although we retain the right to manufacture and sell other branded cigarettes, we plan to continue to focus our efforts in the tobacco area on the sale of our low-TSNA dissolvable smokeless tobacco products, as opposed to cigarettes. Accordingly, we accounted for our cigarette operations as “discontinued operations” in our consolidated financial statements beginning with the second quarter of 2007. See our consolidated financial statements included in Item 15 of this Report for further information on our discontinued operations and results of operations.
Our Research and Development
In the mid-1990’s, we commenced research and development activities based on newly conceived technology for the processing of tobacco that substantially prevents the formation of TSNAs in cured tobacco. Those research and development activities have focused on: (i) perfecting and testing methods for processing very low-TSNA tobacco; (ii) developing products that incorporate our specially processed tobacco, including products for the smoked and smokeless tobacco markets; (iii) establishing and expanding our patent portfolio; and (iv) developing relationships with tobacco farmers, as well as the tobacco industry, with the intent to commercialize our processes through licensing and royalty arrangements, among other vehicles, to generate revenue. Our research and development efforts culminated in the development of our proprietary technology relating to various aspects of the process for producing very low-TSNA tobacco and tobacco products. Through our license agreement with Regent Court, we have exclusive rights to 12 U.S. patents, other foreign patents and pending patent applications relating to the process of producing very low-TSNA tobacco as well as products developed using this technology. For additional information related to our intellectual property, see “ — Our Patents, Trademarks and Licenses.” Two of the patents under our license with Regent Court that relate to our method for producing low-TSNA tobacco are the subject of our ongoing lawsuit against RJR and a related patent reexamination before the U.S. Patent and Trademark Office. See “Item 3 Legal Proceedings” for further details. We intend to pursue the patent application that we filed with the U.S. Patent and Trademark Office in December 2008 for a variant of the patented StarCured® process that results in even lower levels of carcinogenic TSNAs in cured tobacco and the patenting of the process and products developed by Rock Creek that are the subject of provisional patent applications filed by Rock Creek with the U.S. Patent and Trademark Office in 2008 and 2009.

Our company’s research and development efforts have been directed at assessing the impact that products with reduced toxin levels may have on the range of serious health hazards linked with the use of conventional smoked and smokeless tobacco products, as well as encouraging scientists in the U.S. and Europe to pursue TSNA-related research. We have designed several scientific studies to determine, among other things, whether a reduction in TSNAs can be equated with a reduction in health risk, to assess biomarker differences that can be equated to levels of various toxins in smoked versus smokeless tobacco, and to measure the impact of the decline in TSNA exposure in low-TSNA smokeless tobacco compared to traditional cigarette products. We chose to defer further work on these studies, which would be carried out by independent research institutions, because of working capital constraints, but have continued product development efforts related to improving our existing very-low TSNA smokeless tobacco products. In 2009, we expended approximately $0.3 million on these new product development initiatives. See our consolidated financial statements included in Item 15 of this Report for further information on our research and development efforts.
Since 2007, through our Rock Creek subsidiary, we have been exploring the development of botanical based products for the treatment of tobacco dependence, as well as products that would utilize certain MAO agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression. Rock Creek also has been involved in pursuing non-nicotine nutraceutical products that may assist persons who have ceased using tobacco or who are in the process of stopping tobacco use maintain a balanced metabolism and related non-nicotine products that may be helpful to consumers in maintaining a healthy metabolism. In 2009 Rock Creek developed a non-nicotine nutraceutical that is intended to temporarily reduce the desire to smoke. It is expected that this product will be introduced for test market in 2010 under the name CigRx™. Rock Creek also is continuing to explore the development of other related nutraceutical products that may assist in stabilizing metabolism, as well as a “relapse prevention product” to assist smokers during nicotine withdrawal, with the goal of higher “quit” rates for long term smokers who have failed in their treatments with conventional NRT smoking cessation products.
Our ability to continue our research efforts, including advancement of the research and development activities of Rock Creek, will in large part depend on our working capital constraints, ability to procure funding for these initiatives, and the successful outcome of our ongoing patent infringement litigation with RJR. See “Item 7. Management’s Discussion and Analysis of Results of Operations — Liquidity and Capital Resources” and our consolidated financial statements included in Item 15 of this Report for further information on our working capital constraints and results of operations.
Our Prior Research and Development Efforts
In the past we have developed several products and initiated several research and development efforts based on our StarCured® low-TSNA tobacco technology which, although not currently active, we believe could serve as the basis for future product development efforts.
Low-TSNA Moist and Dry Snuff Products
In September 2001, we introduced our first two very low-TSNA snuff products (a moist and dry snuff) under the brand name Stonewall®. In light of our focus on dissolvable hard tobacco products, we discontinued the manufacture of Stonewall® moist snuff and we have not sought to continue to market Stonewall® dry snuff.
Advance® Low-TSNA Cigarettes
We launched the first low-TSNA cigarette, Advance®, in October 2000. Advance® was the first conventional cigarette specifically manufactured to diminish the amount of exposure to highly carcinogenic TSNAs. The Advance® cigarette reduced additional toxic smoke constituents through a unique activated carbon/acetate filter. Advance® also differed from conventional premium cigarette brands because it provided adult tobacco consumers with enhanced health warnings beyond those required by the Surgeon General on the back of the package, and “onserts” that contained comparative content information and additional health-related information. In 2001, Brown & Williamson Tobacco Corporation, or B&W, initiated a test market of a version of the Advance® cigarette in Indianapolis, Indiana and expanded the test market to Phoenix, Arizona in 2004. Following the combination of B&W and RJR in 2004, the test market was discontinued. See “ — Our Prior Relationship with B&W.”

Investigational New Drug Applications for a Low-TSAN cigarette using only flue-cured tobacco and a Tobacco-Flavored Chewing Gum Containing Tobacco Extract
In 1997, we submitted a cigarette product made from low-TSNA flue-cured tobacco to the FDA as an investigational drug. This product was designed to offer a low-TSNA product to help patients, who had relapsed after a trial of smoking cessation, prepare for another cessation attempt. A Phase I study, under an FDA-reviewed protocol, was completed at the Virginia Commonwealth University under the direction of Professor William Barr, Director of the Center for Drug Studies. The study, involving male and female subjects, used a cross-over methodology designed to test in vivo elimination or reduction of TSNAs following the smoking of the low-TSNA cigarettes as compared to the subjects’ normally used cigarettes. These test cigarettes were made entirely from flue-cured Virginia tobacco with no added flavorings. The average total TSNA levels in the tobacco used in the cigarettes at the time of testing was about 100 parts per billion, as compared to TSNA Levels of more than 3,000 parts per billion in the most popular cigarette brands. As measured by the current Federal Trade Commission, or FTC, method, the test cigarettes used in the study delivered substantially less carbon monoxide to the subjects (4.8 milligrams versus 12.2 milligrams) and about half as much tar (7.0 milligrams versus 14.0 milligrams) as compared to the average carbon monoxide and tar delivery levels from the best selling full-flavored cigarettes. The study contrasted our test product with conventional brands of cigarettes in terms of breath levels of carbon monoxide, blood levels of nicotine and urinary levels of TSNAs. With regard to the test product, blood nicotine levels were somewhat higher and carbon monoxide was substantially lower. The subjects’ urinary levels of TSNA (as measured by NNAL) were analyzed by the American Health Foundation. The average levels of NNAL and its metabolite after nine days on the test product were reduced substantially, consistent with published data showing that TSNAs leave the body over 90 to 120 days in an initial rapid phase and then in a slower phase during this period. The results of this study were significant in demonstrating that reductions of TSNA levels in tobacco resulted in reduced levels of TSNAs in the human body when study subjects smoked cigarettes containing tobacco with reduced levels of TSNAs.
Prior to the decision to concentrate on the development of tobacco products that incorporate very low-TSNA StarCured® tobacco, we also sought to develop a gum product designed to help patients who had relapsed after a trial of smoking cessation to prepare for another cessation attempt. We secured an additional Investigational New Drug Application, or IND, from the FDA for this product. While the initial results of the IND protocol testing of the gum product were positive, we determined that further testing as well as the preparation and submission of required marketing applications to the FDA for that product or for the low-TSNA cigarette product would not only be overly costly and time consuming, but also would require a major scientific infrastructure which we neither had in place nor could afford at the time. Thereafter, we focused our efforts on the development of our low-TSNA tobacco products, including the Advance® cigarette, Stonewall® moist and dry snuff, and the ARIVA® and STONEWALL Hard Snuff® dissolvable smokeless tobacco products. As noted above, in June 2007, we formed Rock Creek to pursue the development of a range of pharmaceutical products, including products having a tobacco-based component, designed to treat tobacco related dependence and certain neurological conditions and related products such as nutraceuticals.
Our Sales and Marketing Efforts
Our sales and marketing activities are lead by Mr. Jonnie R. Williams Sr, our Chief Executive Officer, Mr. David M. Dean, our Vice President of Sales and Marketing and Mr. Sheldon Bogaz, our Vice President of Trade Operations. We have a two-fold strategy with respect to selling our product to retailers. We provide local and regional distributors’ sales forces with product information and upon request point of sale material for our dissolvable tobacco products. We compensate these distributors for their support in this regard based on sales volumes. We also market our products directly to large retail chains which order product and point of sale material directly from us. In late 2009 we restructured our tobacco operations by reducing our sales force outside of Virginia and concentrating our in-store sales effort on a more narrow geographic area in Virginia and contiguous states. At the same time we continue to service our established regional and national retail chain customers through employees working out of our offices in the Richmond, Virginia area. In September 2008, we retained Roger Grogman, the former vice-president of marketing for McLane Company, Inc. on an exclusive basis to assist in marketing our unique dissolvable smokeless tobacco products and to improve the visibility of our products at the retail level. Mr. Grogman continues to act as a consultant to our company in these areas.
We currently sell our smokeless tobacco products through approximately 124 tobacco distributors throughout the United States. The distributors and other customers maintain state and, where applicable, municipal government tobacco product licenses and apply state and/or local tax stamps when needed to resell our tobacco products. We deliver our products mainly by common carrier trucks. Our distributor customers primarily service convenience stores, gas stations, retail stores and other outlets.

Our Availability of Raw Materials and Manufacturing Capabilities
All of the flue-cured tobacco used in our smokeless tobacco products has been or will be cured in specially manufactured curing barns using our StarCured® tobacco curing process. The StarCured® tobacco curing process involves controlling certain conditions in the tobacco curing barns, and in certain applications, uses microwave and/or electronic beam technology. In March 2007, we sold approximately 990 of our tobacco curing barns. The sale of these barns was made exclusively to farmers who had been participants in our StarCured® tobacco curing program. We sold our 37 remaining StarCured® barns in late 2009 to growers who previously had participated in the StarCured® program. While we currently do not own any StarCured® barns, we have a significant amount of StarCured® tobacco in inventory and access to StarCured® tobacco through growers who previously participated in our StarCured® tobacco curing program. We believe that our existing inventory of StarCured® tobacco and our relationships with growers who maintain StarCured® barns will permit us to obtain sufficient amounts of StarCured® tobacco for our low-TSNA dissolvable smokeless tobacco products, and for other needs.
We have a high-speed manufacturing line at our leased facility in Chase City, Virginia, which is currently used for the production of our ARIVA® and STONEWALL Hard Snuff® dissolvable smokeless tobacco products. In 2009 we consolidated our manufacturing operations into a larger immediately adjacent facility, which we lease from the Mecklenburg County Industrial Development Authority. See “Item 2. Properties”. We do not anticipate ordering additional equipment for manufacturing our dissolvable smokeless tobacco products until the existing production line is operating at nearly full capacity. We believe both our current availability to StarCured® tobacco and our manufacturing facilities provide more than sufficient capacity to meet both the current demand for our very low-TSNA dissolvable smokeless products and our manufacturing needs in the foreseeable future.
Our Competition
Tobacco Products
Traditionally, tobacco products have been divided between smoked products (cigarettes, cigars, roll-your-own tobacco and pipe tobacco) and smokeless tobacco (moist snuff, chewing tobacco and dry snuff). The predominant competitors in the smoked tobacco market have been the major tobacco companies, Philip Morris USA, Inc., or Phillip Morris, RJR, Lorillard, Inc. and, prior to its combination with RJR, B&W. UST, Inc., or UST, has been the dominant manufacturer in the smokeless segment of the market, which market also includes companies such as Conwood Company, LLC, or Conwood, a wholly owned subsidiary of RAI, and Swedish Match AB, or Swedish Match. In 2009 Altria Group, Inc., or Altria, Philip Morris’s parent company expanded its role in the smokeless tobacco market through the acquisition of UST. Recently, there has been increased competition between the smoked and smokeless tobacco markets as companies have begun to market smokeless tobacco as an alternative to cigarettes in situations where adult tobacco users cannot or choose not to smoke. Swedish Match has worked with selected varieties of tobacco under crop management environments and other methods in an effort to maintain low-TSNA levels in its smokeless tobacco products. In 2001, Swedish Match introduced a new smokeless tobacco product in the United States that claimed to have reduced levels of carcinogens. UST has also test marketed a pouch-style smokeless tobacco product, which it claimed has low levels of TSNAs. Industry analysts have reported that the smokeless tobacco market has been expanding at a rate of approximately 2-3% per year since 2003, while the cigarette market has been contracting over the same period. In 2007, both Philip Morris and RJR introduced smokeless tobacco pouch products that utilize their primary brand names (Marlboro Snus and Camel Snus, respectively) as alternatives to cigarettes and in 2009 RJR introduced several dissolvable smokeless tobacco products in test markets in the U.S.
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

Our STONEWALL Hard Snuff® dissolvable tobacco product primarily competes with other smokeless tobacco companies such as UST, Conwood and Swedish Match, because STONEWALL Hard Snuff® is intended for use by adult users of moist snuff or other forms of smokeless tobacco. However, STONEWALL Hard Snuff® is also used by “heavy smokers” (those who smoke more than two packs of cigarettes a day) as an alternative to their traditional cigarette products. Each STONEWALL Hard Snuff® piece contains about 4.0 mg of nicotine, roughly the same as a pinch of snuff. STONEWALL Hard Snuff® is priced at a discount to traditional moist snuff products. Our sales of STONEWALL Hard Snuff® also faces further competition with the recent introduction of smokeless tobacco products by Philip Morris and RJR.
The FDA Tobacco Act permits companies to apply to have products designated as “modified risk tobacco products”, but barring such designation, the FDA restricts the types of claims and descriptions that can be made with respect to various components in tobacco products, including any claims relating to reduced levels of toxins or reduced risk. In February, 2010 we submitted an application to the FDA seeking to have our ARIVA-BDL™ product designated as a modified risk tobacco products. We expect to file a similar application for a STONEWALL-BDL™ product in 2010. In 2002 the United States Department of Agriculture, or USDA, announced that it would provide full price supports only for flue-cured tobacco that was cured in a manner to reduce or limit the levels of TSNAs in the cured tobacco leaf, and the tobacco industry earlier had announced an initiative to facilitate the production of low-TSNA flue-cured tobacco. As a result, virtually all flue-cured tobacco grown in the United States since that time has been cured in a manner to reduce the levels of TSNAs. We believe that if we are successful in commercializing our unique low-TSNA tobacco products, enforcing the patents for the technology used to produce such products, to which we are the exclusive licensee, or obtaining approval to market our low-TSNA products as “modified risk tobacco products” under the FDA Tobacco Act, many of the major tobacco companies will also seek to market such low-TSNA tobacco products and may seek to sublicense the technology for producing low-TSNA tobacco from us.
Pharmaceuticals, Nutraceuticals and Other Products and Services
Smoking cessation products that are approved by the FDA for sale in the United States are designed to wean the smoker from nicotine addiction over a period of time ranging from 30 days to six weeks. These products are referred to as “nicotine replacement therapies.” Some of these products are sold over the counter and others are available by prescription. Although such pharmaceutical products are not intended to be substitutes for tobacco products, we believe that many smokers use such products for nicotine maintenance.
There are also non-tobacco cigarettes produced with fillers such as lettuce and herbs and variations of cigarettes that do not burn tobacco, such as E-cigarettes. Also, there are non-nicotine nutraceuticals that are marketed as assisting to maintain a nicotine free metabolism or to balance metabolism in the absence of nicotine. In addition to the use of consumable products for smoking cessation or reduction purposes, medical practitioners and others have developed a variety of programs intended to assist a person in withdrawing from nicotine dependence. Treatments used include psychological counseling, hypnosis, group therapy and behavior modification techniques.
Such non-tobacco products and services may compete with ARIVA® and STONEWALL Hard Snuff® in the “When You Can’t Smoke”® market. Also, we expect to introduce a non-nicotine nutraceutical (CigRx™) in 2010 that is intended to temporarily reduce the desire to smoke. We expect that CigRx™ will compete with non-tobacco products that are used by persons who have stopped using tobacco or are looking for products that could be used as substitutes for smoked or smokeless tobacco products.
There can be no assurance that in the future our competitors will not succeed in developing technologies and products that are more effective than the products we develop, that are less toxic than our products, or that would render our products obsolete or non-competitive.
Our Prior Relationship with B&W
Beginning in October 1999, we entered into a series of agreements with B&W for, among other things, the purchase of low-TSNA StarCured® tobacco, the licensing of other low-TSNA tobacco and the development of low-TSNA cigarettes and smokeless tobacco products. In April 2001, we entered into a series of restated agreements with B&W, whereby B&W agreed to finance approximately $29 million of debt used to support our purchase of StarCured® tobacco curing barns. The loan balance on this debt was approximately $9.5 million as of December 31, 2009.

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
Our Patents, Trademarks and Licenses
License Agreement with Regent Court
We are the exclusive licensee under a License Agreement with Regent Court that provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to us, with the right to grant sublicenses, to make, use and sell tobacco and tobacco containing products using Regent Court’s patent rights and know-how relating to the processes for curing tobacco so as to substantially prevent the formation of TSNAs, whether such patent rights and know-how are now in existence or hereafter developed. The License Agreement provides us exclusive rights to any inventions of Regent Court and its affiliates during the term of the License Agreement relating to the production, treatment or curing of tobacco, or a method of manufacturing a product containing tobacco, and to any method of extracting one or more substances from tobacco for the purpose of incorporating such substance or substances in a product or products. Absent a material breach, the License Agreement will continue until the expiration of the last of the applicable patents, which includes 12 U.S. patents and 49 foreign patents, as well as any additional patents issued to Regent Court during the term of the License Agreement. Generally, patents have a term of 20 years from the initial date of filing of a patent application. The U.S. patents subject to the License Agreement expire at various dates between June 28, 2016 and May 6, 2021.
We are obligated to pay to Regent Court a royalty of 2% on the net sales of our products and the products of any affiliated sublicensees, and 6% on all fees and royalties received by us from unaffiliated sublicensees, less any related research and development costs incurred by us as well as costs incurred in enforcing the patent rights. The License Agreement may be terminated by us upon 30 days’ written notice. Regent Court may terminate the License Agreement upon a default in the payment of royalties or a failure to submit a correct accounting continuing for at least 30 days after written notice from Regent Court, a material breach of any other of our obligations under the License Agreement continuing for at least 60 days after written notice from Regent Court, or in the event of a change of control resulting from the purchase of our stock or all or substantially all of our assets. The License Agreement obligates us to enforce and pay for United States and foreign patent rights and contains other provisions typically found in patent license agreements, such as provisions governing patent enforcement and the defense of any infringement claims asserted against us or our sublicensees. The License Agreement further provides that any and all costs, obligations or liabilities related to patent infringement matters brought against us will be borne by us. We have agreed to indemnify and defend Regent Court and its affiliates against losses incurred in connection with our use, sale or other disposition of any licensed product or the exercise of any rights under the License Agreement. Regent Court has made no representations to us in any document regarding the efficacy of the licensed technology. Two of the patents under our license with Regent Court that relate to our method for producing low-TSNA tobacco are the subject of our ongoing lawsuit against RJR and a related patent reexamination before the U.S. Patent and Trademark Office. See “Item 3 Legal Proceedings” for further details.

Patents and Proprietary Rights
We believe that our patent portfolio under the License Agreement with Regent Court establishes us as a world leader in curing technology that consistently produces very low-TSNA tobacco. Under the agreement with Regent Court, we have exclusive rights to the issued patents listed below, which are the only United States’ patents issued to Regent Court. The patents cover the current technology for substantially preventing the formation of TSNAs in tobacco, as well as patents relating to the production of low-TSNA dissolvable smokeless tobacco products and the use of certain tobacco-based MAO inhibitor agents in treating neurological conditions. We have filed corresponding patent applications in numerous foreign countries, some of which have been granted. Also, in December 2008 we filed a new U.S. patent application for a variant of our patented curing technology that results in the production of cured tobacco that contains virtually undetectable levels of carcinogenic TSNAs as measured by prevailing standards. Further, Rock Creek in connection with its development work on a non-nicotine nutraceutical and a relapse prevention product filed several provisional patent application with the U.S. Patent and Trademark Office and anticipates seeking patent protection for those processes and products based on the results of the work to date.
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
We are the exclusive licensee to the following United States’ patents pursuant to our License Agreement with Regent Court:

Date of
Patent Number	Issue	Description	Expiration Date
U.S. Patent No. 5,803,081	09/08/1998	Method of Treating Tobacco with Microwave Radiation to Prevent Formation of Nitrosamines	06/28/2016

U.S. Patent No. 5,845,647	12/08/1998	Tobacco Products Improved by the Use of Propolis	06/28/2016

U.S. Patent No. 6,135,121 (Reissued as RE 38,123 E)	10/24/2000	Tobacco Products Having Reduced Nitrosamine Content	06/28/2016

U.S. Patent No. 6,202,649	03/20/2001	Method of Preventing Nitrosamine Formation by Treating Tobacco in Controlled Environment	12/02/2016

U.S. Patent No. 6,311,695 B1	11/06/2001	Method of Treating Tobacco With High Frequency Energy to Prevent Nitrosamine Formation	06/28/2016

U.S. Patent No. 6,338,348 B1	01/15/2002	Method of Treating Tobacco With Microwave Energy to Prevent Nitrosamine Formation	06/28/2016

U.S. Patent No. 6,350,479 B1	02/26/2002	Method of Administering Alcohol Extracts of Tobacco	06/04/2019

U.S. Patent No. 6,425,401	07/30/2002	Method of Preventing Nitrosamine Formation By Treating Tobacco in Controlled Environment	12/02/2016

U.S. Patent No. 6,569,470 B2	05/27/2003	Method of Administering Alcohol Extracts of Tobacco	06/04/2019

U.S. Patent No. 6,668,839 B2	12/30/2003	Smokeless Tobacco Products Made from Powdered Tobacco	05/06/2021

U.S. Patent No. 6,834,654	12/28/2004	Smokeless Tobacco Product Made from Compressed Powdered Tobacco	05/01/2021

U.S. Patent No. 6,929,811 B2	8/16/2005	Method of Modulating Monoamine Oxidase (MAO) Activity Using Tobacco Alkaloids	06/04/2019

Government Regulation
Overview
The manufacture and sale of cigarettes and other tobacco products are subject to extensive federal governmental regulation in the United States and by comparable authorities in many foreign countries. In addition to federal statutes and regulations, many states also require manufacturers of tobacco products to obtain a cigarette license or a tobacco product license in order to sell tobacco products. States also regulate the age at which adult consumers may purchase tobacco products and the locations where tobacco products can be sold. Many states over the past few years have placed increased restrictions on the purchase and use of tobacco products.
FDA Regulation
Tobacco products and all products derived from tobacco are subject to multiple, overlapping federal and state regulations. Any products derived from tobacco could be viewed as tobacco products, or drug products depending upon their chemical composition, intended use and claims.
FDA Tobacco Act. The Family Smoking Prevention and Tobacco Control Act, or FDA Tobacco Act , which went into effect on June 22, 2009, provides the FDA with broad authority over all tobacco products through a new division within the FDA (The Center for Tobacco Products). The FDA Tobacco Act grants the Center for Tobacco Products broad authority over the manufacturing, sale and distribution of tobacco products including expanded control over the introduction of new tobacco products, warnings that must be included on all tobacco products and the manner in which tobacco products may be marketed and sold. Many of the changes specified in the FDA Act will be implemented gradually over a period of several years. Tobacco manufacturers were required to register with the FDA by the end of February 2010 and we submitted our registration on a timely basis. Under the FDA Tobacco Act new labeling requirements with expanded health warnings, additional warnings and restrictions on advertising of tobacco products will be put into place during 2010. We are in the process of submitting a new labeling plan to the FDA along with new package labeling to comply with those changes in the law. The FDA Tobacco Act does permit companies to apply to have products designated as “modified risk tobacco products” and we filed an application seeking to have our ARIVA-BDL™ very-low TSNA smokeless tobacco product approved as a modified risk product earlier this year. We expect to file an application for a similar STONEWALL-BDL™ product in 2010. The FDA Tobacco Act also contains provisions that we believe eventually could be beneficial to us in marking our very-low TSNA smokeless tobacco products, such as those that would require a listing of various constituent elements and the publication of ingredients in all tobacco products with notations as to the harmfulness of those ingredients, but under the provisions of the FDA Tobacco Act those types of labeling changes and comparative ingredient information will not be put into place for at least two years. In the interim, the FDA Tobacco Act attempts to level the playing field for all tobacco products by restricting the types of claims and descriptions that can be made with respect to various components in tobacco products, including any claims relating to reduced levels of toxins or reduced risk, unless a product receives a designation as a “modified risk tobacco product.” The FDA Tobacco Act also imposes user fees on tobacco manufactures to cover the cost of the FDA process. Given the low volume of sales of our tobacco products in 2009, the impact of the user fee under the FDA Tobacco Act have not been significant to date. However, if sales of our smokeless tobacco products increase substantially, we would have increased user fee obligation which could become substantial in the future.

Food Drug and Cosmetic Act. Under the Food, Drug, and Cosmetic Act, the FDA has authority for reviewing and approving any new drug product prior to its introduction into commerce. The process of seeking regulatory clearance or approval to market a pharmaceutical product is expensive and time consuming. The FDA approval process involves, among other things, successfully completing clinical trials under an Investigational New Drug Application and obtaining a premarket approval after filing a New Drug Application. The NDA process requires a company to prove the safety and efficacy of a new drug product to the FDA’s satisfaction. Also, any FDA approved product is subject to continuing review and the labeling, packaging, adverse event reporting, storage, advertising and promotion of any such product is subject to extensive regulation. Violations of the Food, Drug, and Cosmetic Act can result in Warning Letters from FDA, injunctions, product seizure, and civil and criminal penalties.
Dietary Supplement Act. The Dietary Supplement Health Education Act or DSHEA, provides the FDA with authority over the production and marketing of dietary supplements. In certain cases DSHEA also requires notification to the FDA before a company begins to market a dietary supplement and, if structure or function claims are made for a product in the product labeling, notification of such claims within thirty (30) days of the introduction of the product into commerce. DSHEA requires that dietary supplements be manufactured under “good manufacturing practices” and that the label, labeling and advertising for such products meet specific requirements set forth in DSHEA and its implementing regulations. DSHEA does not require prior approval by the FDA for the introduction of dietary supplements into the market, but does require that nutraceutical products comply with the requirements of DSHEA prior to and after their introduction into commerce. If products are manufactured and sold as dietary supplements it is possible that FDA may challenge the status of a product classification. FDA may also challenge the types of claims made for a dietary supplement or its indications for use. If any dietary supplement developed by us through Rock Creek is determined to be a pharmaceutical product, as opposed to a dietary supplement, the product would need to be submitted to the FDA for approval as a new drug prior to its being sold in the United States.
Institute of Medicine Report and Potential Reduced-Exposure Products. On February 22, 2001, the Institute of Medicine issued a comprehensive report, entitled “Clearing the Smoke: Assessing the Science Base for Tobacco Harm Reduction,” in response to a request from the FDA to assess the scientific basis for potentially reducing the health risks associated with tobacco use. This voluminous report suggested, among other findings, that it is scientifically feasible to design and manufacture a range of Potential Reduced Exposure Products, or PREPs, but that, without appropriate governmental regulation and independent scientific evaluation of PREPs, the public is left without clear information regarding the degree to which these products reduce the risks associated with the use of traditional tobacco products. Since 2001, support for PREPs has been the subject of an ongoing debate concerning whether any tobacco products should be considered less toxic and a viable alternative to traditional tobacco products. Over the last several years, the scientific community has begun to recognize that certain forms of tobacco products, particularly low-TSNA smokeless tobacco products, deliver fewer toxins than smoked tobacco. At the same time, concern has been expressed by certain members of the public health community about the use of smokeless tobacco because of potential “unintended consequences” that may accompany a switch from the most lethal form of tobacco to a less toxic tobacco product. The FDA Tobacco Act specifically allows companies to seek approval of products as modified risk tobacco products if they contain substantially less toxins than other products on the market and can be demonstrated to reduce the risk associated with tobacco use. We recently submitted an application with the FDA seeking to have our ARIVA-BDL™ product classified as modified risk product because of the lower levels of toxins (principally the carcinogenic TSNAs) in the product. We expect to file a similar application for a STONEWALL-BDL™ product in 2010.
Federal Trade Commission.
Requirements for health warnings on cigarettes have been governed by the Federal Cigarette Labeling and Advertising Act. Similar requirements have been imposed on smokeless tobacco products under the Comprehensive Smokeless Tobacco Health Education Act of 1986. Both acts impose labeling and advertising requirements on the manufacturers, packagers and importers of cigarettes and smokeless tobacco products and require any company wishing to sell such products within the United States to submit a plan to the FTC explaining how it will comply with the warning label display requirements. We have submitted labeling plans for cigarette and smokeless products to the FTC in accordance with these acts. Under the FDA Tobacco Act, labeling plans for tobacco products will now be submitted to the FDA for approval and the type and form of warnings that must to included on packages and labeling for tobacco products will be governed by the statutory requirements of the FDA Tobacco Act and its implementing regulations. We are currently in the process of transitioning our labeling plans and modifying our packaging and labeling to comply with the requirements imposed under the FDA Tobacco Act. In addition, the FTC has jurisdiction over advertising of nutraceuticals and other OTC products. The FTC requires that all claims for such products be adequately substantiated. Violations can result in cease and desist orders and consumer redress, such as refunds, among other things.

Tax and Trade Bureau.
Manufacturers and importers of tobacco products are taxed pursuant to regulations promulgated by the TTB under authority of the Internal Revenue Code of 1986, as amended. Our tobacco products are subject to tax under such regulations. As of April 1, 2009 the Federal excise tax rate for smokeless tobacco increased form $0.585 per pound to the current rate of $1.51 per pound. The manufacturing of tobacco products is also subject to regulation by the TTB. We currently have a license from the TTB to manufacture smokeless tobacco products at our Chase City, Virginia facility. Our TTB license requires that we adhere to strict regulations regarding the manufacturing and transportation of our tobacco products.
Fair and Equitable Tobacco Reform Act
In October 2004, Congress passed the Fair and Equitable Tobacco Reform Act of 2004, or FSC/ETI, which provides for the end of the federal tobacco quota program by means of a $10 billion buyout of the tobacco quota system that is being financed by assessments on tobacco manufacturers. The buyout is paid for by all tobacco manufacturers over a ten-year period based on each company’s percentage of sales. The apportionment of responsibility for payments to quota holders is approximately 96% to cigarette manufacturers, and the remaining 4% is divided among other tobacco product manufacturers, based on market share. Given the low volume of sales of our dissolvable low-TSNA smokeless tobacco products to date, the fact that 96% of the assessment for the tobacco quota payment is directed towards cigarette sales, and the discontinuation of our cigarette operations in June, 2007, our payment obligations under the FSC/CTI were negligible in 2009. Absent a substantial increase in our sales of smokeless tobacco products, we believe that our payment obligations under the FSC/CTI should also be de minimis in 2010.
State and Municipal Laws
The sale of smokeless tobacco is taxed in most jurisdictions. One state has no excise tax on smokeless tobacco and the rates in other states vary significantly from state to state using formulas based on weight or on a percentage of the wholesale price of the product. For example, the states of Alabama and Maine tax smokeless products at a rate of 12 cents per ounce and $2.02 per ounce, respectively, while the states of South Carolina and Wisconsin impose an excise tax of 5.0% and 100% of wholesale cost, respectively. In addition, some states permit municipalities to impose an additional sales tax, and many municipalities do so. The state and municipal sales taxes are imposed upon wholesalers and/or retailers but not on manufacturers, and therefore we have no liability for such taxes.
In November 1998, 46 states and the District of Columbia, or the Settling States, entered into the Master Settlement Agreement, or MSA, to resolve litigation that had been instituted against the major tobacco manufacturers. We did not join the MSA and as a non-participating manufacturer, we were required to satisfy certain escrow obligations pursuant to statutes that the MSA required the Settling States to adopt in order for such states to receive the full benefits of the settlement. On March 14, 2007, we sold the rights, title and interest in and to all income from and reversionary interest in our MSA escrow accounts, including our 2006 MSA escrow deposits made in April 2007. Although we sold the rights in and to all income from and reversionary interest in the funds deposited into the MSA escrow accounts for the years up to and including 2006, these MSA escrow funds remain in our name and the principal amount of these accounts will be available to satisfy portions of any state judgments or settlements for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted in litigation against us as a result of our prior sale of cigarettes.
In May 2007, we entered into a license agreement with Tantus for the exclusive licensing of our cigarette trademarks Sport ®, MainStreet® and GSmoke®. We ceased manufacturing cigarettes in June 2007 and, thereafter, we withdrew the certifications for cigarette sales that we previously had obtained in all applicable Settling States. Given the discontinuation of our cigarette operations in June 2007 we did not have any MSA obligation for cigarette sales in MSA states in 2008 or 2009 and do not anticipate having MSA escrow obligations in the future.

World Health Organization Global Public Health Advocacy; Framework Convention on Tobacco Control
Members of our management team testified in October 2000, at the World Health Organization, or WHO, public hearings in Geneva, Switzerland on the structure of a Global Framework Convention on Tobacco Control, or FCTC. In that testimony we reiterated our support for reasoned regulation of all tobacco products in the U.S. and worldwide to create a more rational environment in which toxicity reduction rather than marketing creativity would determine relevant market share. Members of our management team also testified before the WHO Scientific Advisory Committee on Tobacco Product Regulation in February 2001, and reiterated our support for reasoned world-wide tobacco regulation within the FCTC proposed structure. On February 27, 2005, the FCTC went into effect. Although the U.S. signed the FCTC in May 2004, the White House has not sent the Treaty to the Senate for ratification by the requisite two-thirds majority. The State Department has reported that it is reviewing the FCTC for legal issues, particularly those impacting on “commercial free speech”. The U.S. has opposed the blanket advertising prohibitions in the FCTC, although prior to promulgation of the FCTC, nations with commercial free speech protections could have opted out of that provision in the treaty and retained the ability to become a signatory to the FCTC. To date, 168 of the 195 nations that signed the FCTC have ratified this comprehensive document.
UK Royal College of Physicians Statement on Tobacco Regulation and Statement on European Union Policy on Smokeless Tobacco
In December 2002, the British Royal College of Physicians issued a report titled “Protecting Smokers, Saving Lives.” In that report, the Royal College of Physicians concluded that “the consumption of non-combustible tobacco is in the order of 10-1,000 times less hazardous than smoking, depending on the product.” In February 2003, an independent group of researchers and public health educators issued a report titled: “European Union Policy on Smokeless Tobacco — A Statement in Favor of Evidence-Based Regulation.” In this report, the researchers called on the European Union, or EU, to reconsider the ban on smokeless tobacco products applicable to all EU members except Sweden, which received an exemption when it joined the EU in 1992. As stated in the report, the request to lift the ban was made in part because “smokeless tobacco is substantially less harmful than smoking, and evidence from Sweden suggest it is used as a substitute for smoking.” In 2002, Swedish Match challenged the validity of the EU’s ban on the sale of smokeless tobacco products in all member countries in Great Britain’s High Court. The British High Court stayed the proceeding and referred the challenge to the EU’s High Court of Justice. Oral arguments were heard in September 2004, during which Swedish Match pointed out that maintaining a prohibition of the sale of snus did not take into account the development of scientific information about the relatively decreased health risks associated with oral tobacco use as compared to data relating to the health risks associated with smoking. In December 2004, the EU High Court ruled that the prohibition, while in need of reformulation by the EU legislature, continues to be valid in principle.
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
In the past, we maintained product liability insurance only with respect to claims that tobacco products manufactured by or for us contained any foreign object (i.e., any object that is not intended to be included in the manufactured product). We currently do not maintain such insurance. The product liability insurance previously maintained did not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that insurance for health-related claims can currently be obtained. Although to date, no health-related lawsuit has ever been filed against us, a lawsuit based on such claims could have a materially adverse effect upon our company. We intend to introduce into test market a non-nicotine nutraceutical (CigRx™) in 2010. If we are not able to obtain product liability insurance for this product, we will have to self insure against any claims relating to product defects or claims arising out of the sale, distribution and marketing of the CigRx™ product. Such claims if asserted with respect to the anticipated use of our CigRx™ product could have a materially adverse effect on our financial condition.
Our Employees and Consultants
As of December 31, 2009, we employed 31 full-time employees as compared to 39 employees as of December 31, 2008.
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
We have incurred losses for the past seven years and we expect operating expenses to continue to be greater than operating revenues in the foreseeable future.
We have incurred operating losses for seven consecutive fiscal years beginning with the year ended December 31, 2003. Our net losses were approximately $(41.5) million for the year ended December 31, 2007, $(18.3) million for the year ended December 31, 2008 and $(22.8) million for the year ended December 31, 2009. Our accumulated deficit as of December 31, 2009 was approximately $(142.4) million. Additionally, a majority of our historical operating revenues have been derived from sales of our discount cigarettes. However, in May 2007, we entered into a license agreement with Tantus for the exclusive license of our trademarks MainStreet®, Sport® and GSmoke®, in return for licensing fees during the seven-year term of the license agreement and beyond, if the license is renewed. Although we retain the right to manufacture and sell other branded cigarettes, we discontinued the manufacture and sale of our discount cigarettes in June 2007 and are focusing our efforts on the sale of low-TSNA dissolvable smokeless tobacco products and the licensing of the related technology, as opposed to cigarettes. Accordingly, we have accounted for our cigarette operations as “discontinued operations” in our consolidated financial statements beginning with the second quarter of 2007.
Our future profitability will depend on our ability to generate and sustain increased revenue levels in future periods. This will largely be dependent on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of our low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and our ability to begin generating significant revenues through royalties from the our patented tobacco curing process or from the development of pharmaceutical and nutraceutical products by Rock Creek, which has had no revenue to date. These efforts may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses associated with these initiatives especially given the loss of revenues from the discontinuation of our discount cigarette business. Additionally, our ability to generate revenues through royalty payments from the licensing of our low-TSNA technology will also be dependent upon the successful completion of our ongoing patent infringement lawsuit against RJR which we continue to pursue on appeal following an unsuccessful verdict in our jury trial in that case that took place between May 18 and June 16, 2009 in the United States District Court for the District of Maryland (see “Item 3 Legal Proceedings” for further details).
In the future, we may not be able to secure financing necessary to operate and grow our business as planned.
The recurring losses generated by our operations continue to impose significant demands on our liquidity. Over the last several years our liquidity demands have been met principally by private placements of our common stock and the cash exercise of related warrants and stock options. Since January 1, 2010 through March 15, 2010, our company received proceeds of approximately $13.8 million. Absent the exercise of outstanding warrants and options for cash or a substantial improvement in sales and revenues and/or royalties, we believe that the recent funding will support our operations through the first quarter 2011.
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
The capital and credit markets have been experiencing volatility and disruption for more than 12 months reaching unprecedented levels in 2008 and for a significant portion of 2009. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
If we are unable to protect our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.
Our future success will depend in part on obtaining patent and other intellectual property protection for the technologies contained in our products, and on successfully defending our patents and other intellectual property against third-party challenges. In particular, our success in commercially exploiting our licensed tobacco curing technology and low-TSNA smokeless tobacco products, and our development of tobacco-based pharmaceutical products to treat tobacco-related dependence and related products, depends in large part on our ability to protect the patents related to our low-TSNA technology for which we are the exclusive licensee, to obtain further patent protection for this technology in the United States and other jurisdictions, and to operate without infringing upon the patents and proprietary rights of others. We have incurred, and expect to continue to incur, substantial costs in obtaining patents and, if necessary, defending our proprietary rights. In particular, we have been prosecuting patent infringement claims against RJR in the United States District Court for the District of Maryland with respect to two patents used in our low-TSNA tobacco technology. Following remand from the Court of Appeals, the case was tried to a jury in the District Court between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, we filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial and that motion was denied on December 21, 2009 and judgment entered by the District Court. The next day we filed a Notice of Appeal of the judgment and related rulings to the Federal Circuit Court of Appeals and the appeal is currently pending. On May 29, 2009, we filed a new complaint against RJR for patent infringement during the period beginning 2003 through the filing date of the complaint. The future prosecution of the new complaint will be dependant on our achieving a reversal of the jury verdict of invalidity in our initial RJR action, which is uncertain at this time.
On December 31, 2008 and January 2, 2009, RJR filed requests in the U.S. Patent and Trademark Office to reexamine the two patents that are the subject of the patent infringement litigations described above. In February and March 2009, the Patent and Trademark Office granted the reexamination requests, agreeing to review the patentability of the subject matter claims 4, 12 and 20 of the ‘649 patent and claim 41 of the ‘401 patent . On September 17, 2009 the Patent and Trademark Office issued a first office action in both cases. On October 22, 2009 we participated in an interview with the panel considering this matter and filed a written response to the first office action on November 10, 2009. The reexamination process is ongoing. If we are unable to obtain a reversal of the jury verdict in our RJR patent infringement case or prevail in the patent reexamination, the claims at issue in the litigation and the reexamination will not be enforceable by us and we will not be in a position to prevent third parties from utilizing the technology covered by these claims or to license that technology.
We do not know whether we will obtain the patent protection we seek through our existing patents, or that the protection we do obtain will be found valid and enforceable, if challenged. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third party’s products or patents in litigation or administrative proceedings, including patent interferences or reexaminations. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert. If successful this could result in the loss of the entire patent or the relevant portion of our patent, which would not be limited to any particular party. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Our competitors may independently develop similar or alternative technologies or products without infringing any of our patent or other intellectual property rights, or may design around our proprietary technologies.

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
Our growth strategy anticipates that we will create new products and distribution channels and expand existing distribution channels for our low-TSNA smokeless tobacco products and products developed by Rock Creek. Our future growth is also heavily dependent upon increased consumer acceptance of our low-TSNA smokeless tobacco products, non-nicotine nutraceuticals and other pharmaceutical products, as well as on increased demand to license our related technology. If we are unable to effectively manage these initiatives, our business, financial condition, results of operations and cash flows would be adversely affected.
Our long-term growth strategy includes an increased focus on the sales and marketing of our low-TSNA smokeless tobacco products, the introduction of non-nicotine nutraceuticals, tobacco-based pharmaceuticals and our receipt of royalty fees for the licensing of our patented technology for producing low-TSNA tobacco. However, to date sales of our smokeless tobacco products, and our ability to derive revenue from the licensing of our low-TSNA technology, have been de minimis. Beginning in September 2001, we introduced three new smokeless tobacco products, Stonewall® moist and dry snuffs and ARIVA® hard tobacco cigalett® pieces. In the second quarter of 2003, we began a commercial test market of a new, non-fermented spit-free “hard tobacco” product for moist snuff users, called STONEWALL Hard Snuff®. Given our company’s decision to focus on dissolvable smokeless tobacco products, we discontinued manufacturing Stonewall® moist snuff and are not actively marketing Stonewall dry snuff.
Additionally, our success is dependent upon the ability to develop and introduce in 2010 a non-nicotine nutraceutical product that may assist persons who have ceased using tobacco or who are in the process for stopping tobacco use maintain a balanced metabolism, and, in the future, related non-nicotine products that may be helpful to consumers in maintaining a healthy metabolism, as well as tobacco-based pharmaceutical products. We have not introduced any nutraceutical product to date. The introduction of pharmaceutical products will require a substantial period of time in order to obtain FDA approval to market such products. As a result, we do not anticipate introducing any pharmaceutical products into the market for the foreseeable future but will focus on the research and development aspects of a range of pharmaceuticals, including tobacco-based drug products, in addition to the development of non-nicotine nutraceutical products. Assuming that we are successful in introducing such products into the market, the success of those products and the success of our low-TSNA smokeless tobacco products will depend on the willingness and ability of retail customers to market and sell our products to consumers, as well as our success in developing new distribution channels for those products. If our significant retail customers or independent distributors were to reduce the quantity of any of our smokeless tobacco products they currently sell or stop selling our products, or if we are unable to open distribution channels for our new products, our financial condition and results of operations could be adversely affected.

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
Our efforts to successfully market ARIVA® and STONEWALL Hard Snuff® to adult tobacco users will also require the expenditure of substantial funds that we will need to obtain from external financing, the availability of which cannot be assured, and ultimately these products may not be accepted in the national marketplace. If we are not successful in our efforts to offer low-TSNA smokeless tobacco products to adults as alternatives to cigarettes and other smokeless products, to generate revenue through the license of the related technology to which we are the exclusive licensee or to introduce new nutraceutical and pharmaceutical products, we will not have sufficient sales volumes to support our operations.
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
The tobacco industry is highly competitive. STONEWALL Hard Snuff® competes with major manufacturers of smokeless tobacco products and ARIVA® competes with traditional cigarette manufacturers because ARIVA® is positioned as an alternative to cigarettes in situations where adult cigarette users cannot or choose not to smoke. Those companies generally have substantially greater financial and operating resources than we do. Also, these companies have a more established presence in the smokeless tobacco industry than we do. Certain of the major cigarette makers are marketing alternative cigarette products. For example, Philip Morris has developed an alternative cigarette called Accord in which the tobacco is heated rather than burned. RJR has developed an alternative cigarette called Eclipse in which the tobacco is primarily heated, with only a small amount of tobacco burned. Vector Tobacco Inc. developed a cigarette offered in several packings with declining levels of nicotine, called Quest. Further, in 2006 and 2007, both Philip Morris and RJR introduced into test market smokeless tobacco pouch products designed to provide alternatives to cigarettes that utilize their primary brand names (Marlboro Snus and Camel Snus, respectively), and other smokeless tobacco manufactures have introduced products that claim to have reduced levels of carcinogens. In 2009 Altria, Philip Morris’s parent company expanded its role in the smokeless tobacco market through its acquisition of UST. Also, in 2009 RJR introduced into test market three dissolvable smokeless tobacco products that compete directly with our ARIVA® and STONEWALL Hard Snuff® low-TSNA dissolvable smokeless tobacco products. If these initiatives are successful or if our competitors develop new technology for low-TSNA tobacco for use in smokeless tobacco products, we will be subject to increased competition for market share and our current technology for the production of low-TSNA tobacco could become obsolete.

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
As a result of the discontinuation of our business relationship with B&W, and the ongoing burden and expense of the pending patent infringement litigation with RJR, during 2007 we sold approximately 990 tobacco curing barns used for the production of our low-TSNA StarCured® tobacco. We sold our remaining 37 StarCured® tobacco curing barns in December 2009 to growers who had previously participated in the StarCured® program. While we currently do not own any StarCured® barns, we have a significant amount of StarCured® tobacco in inventory and access to StarCured® tobacco through growers who previously participated in our StarCured® tobacco curing program. However, given the sale of our remaining barns, we cannot be assured that we will have sufficient availability to curing barns to meet future demand for our low-TSNA tobacco, particularly if the sales volumes of our very low-TSNA smokeless tobacco products substantially increase over a short period of time. Further, in the event that we are unable to obtain adequate amounts of StarCured® tobacco and other raw materials to meet product demands, our customers may seek to fulfill their supply needs by purchasing competing brands, which in turn would reduce our market share and ability to successfully commercialize our very low-TSNA smokeless tobacco products. This could have a material adverse effect on our results of operations, financial position and cash flows.
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
We may not be successful in introducing and marketing our non-nicotine CigRx™ product.
We previously announced our intention to introduce into test market in 2010 a non-nicotine nutraceutical product under the name CigRx™ that is intended to temporarily reduce the desire to smoke We are currently undertaking a series of research studies relating to this product and completing other premarket analysis connected with the expected launch of this product. Depending on the results of the research studies and premarket analysis, the introduction of this product into the market could be delayed or deferred. Also, our success in marking CigRx™ will be dependent on consumer acceptance of this product and our ability to have the product sold to consumers through our existing or new retail channels. If we are not able to attract interest in the product at the consumer level or if we are unable to open new distribution channels for the CigRx™ product, our financial condition and results of operations could be adversely affected.

We have many potentially dilutive derivative securities outstanding and the issuance of these securities as well as the future sales of our common stock would have a dilutive effect on current stockholders.
At March 15, 2010, we had outstanding options granted to directors, employees and consultants to purchase approximately 4,555,200 shares of our common stock, with a weighted-average exercise price of $2.28 per share, of which options for 4,505,200 shares were exercisable at March 15, 2010. We also have outstanding warrants, which are currently exercisable into 23,635,616 shares of our common stock, with a weighted-average exercise price of $1.60 per share. Exercise of outstanding stock options or warrants would cause dilution which may adversely affect the market price of our common stock. If we issue additional shares of our common stock for sale in future financings, our stockholders would experience further dilution.
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
Pursuant to our April 2001 agreement with B&W, as amended by letter agreements dated December 4, 2002 and August 14, 2003, B&W loaned us $29 million to fund our purchase of StarCured® tobacco curing barns. B&W also agreed to a 96-month repayment schedule consisting of equal consecutive monthly installments beginning on January 3, 2006. The loan balance was approximately $9.5 million as of December 31, 2009. Previously, B&W granted us a number of concessions under our agreements, including deferring interest and principal payments and consenting to our incurrence of additional indebtedness Although the security interest that RJR had under the loan terminated when the loan balance fell below $10 million, RJR’s failure to grant us similar concessions in the future could have a number of adverse consequences, including restricting our pursuit of business opportunities with third parties, limiting our ability to raise funds through debt financing and requiring payment of our obligations in circumstances where we may not have sufficient funds available to do so. Since the combination of B&W and RJR, we have had no operational relationship with RJR and given our ongoing patent litigation against RJR, we do not anticipate that we would have the same type of cooperative relationship with RJR as we had with B&W, or that RJR would be inclined to grant concessions similar to those that we received from B&W.
We are dependent on the domestic tobacco business.
All of our revenues are currently derived from sales of our low-TSNA smokeless tobacco products. The market for smokeless products is much smaller than the market for smoked tobacco products, and all of our revenue from smokeless tobacco product sales to date has been derived from sales in the United States, except for de minimis amounts of ARIVA® sold in Bermuda, Turkey and Norway, which were discontinued prior to 2007. Accordingly, we do not currently have access to foreign markets to offset the impact of the declining U.S. tobacco market.

The tobacco industry is subject to substantial and increasing regulation with respect to the sale and marketing of its products.
On June 22, 2009, President Barack Obama signed into law the FDA Tobacco Act, which provides the FDA, with broad authority over all tobacco products through a new division within the FDA (The Center for Tobacco Products). The Center for Tobacco Products has broad authority over the manufacturing, sale and distribution of tobacco products including expanded control over the introduction of new tobacco products, warnings that must be included on all tobacco products and the manner in which tobacco products may be marketed and sold. Many of the changes specified in the FDA Act will be implemented gradually over a period of several years. Tobacco manufacturers were required to register with the FDA by the end of February 2010 and we submitted our registration on a timely basis. Under the FDA Tobacco Act new labeling requirements with expanded health warnings, additional warnings and restrictions on advertising of tobacco products will be put into place during 2010. We are in the process of submitting a new labeling plan to the FDA along with new package labeling to comply with those changes in the law. The FDA Tobacco Act also provides for the establishment of a Scientific Advisory Committee that, among other initiatives, has been designated to undertake an analysis of dissolvable tobacco products and to provide a report on such products within two years after the enactment of the FDA Tobacco Act. As currently implemented, we do not believe the FDA Tobacco Act presents a material risk to our business activities, but there is no assurance that the current legislation as implemented by the FDA will not limit or delay our future initiates or that difficulties and/or delays in obtaining approvals from the FDA will not have an adverse impact on our ability to market our low-TSMA smokeless tobacco products and any related modified risk tobacco products.
We have a license from the TTB to manufacture smokeless tobacco products. While we have discontinued our discount cigarette operations subsequent to our entering into a license agreement with Tantus for the exclusive license of our cigarette trademarks Sport®, MainStreet® and GSmoke®, we are not precluded from re-entering the discount cigarette market, although we would need to obtain a new license for any such manufacturing. To the extent that we are unable to maintain our current TTB license or to obtain any additional licenses required by the TTB, this could materially and adversely affect our operations.
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
The federal excise tax on smokeless tobacco products is substantially lower than the excise tax for cigarettes, but smokeless tobacco products are subject to substantial and increasing excise taxes. On April 1, 2009 the federal excise tax for snuff increased to $1.51 per pound from $0.585 per pound. Also, it is possible that increased use of smokeless tobacco products could result in more stringent regulation. A number of states have recently considered increases in state excise taxes on smoked and smokeless tobacco products, and while one state has no excise tax on smokeless tobacco products, that state could choose to institute an excise tax and states that currently have an excise tax could choose to increase their tax rate. Further, state excise tax rates vary considerably. For example, the states of Alabama and Maine tax smokeless products at a rate of 12 cents per ounce and $2.02 per ounce, respectively, while the states of South Carolina and Wisconsin impose an excise tax of 5.0% and 100% of wholesale cost, respectively. New or increased excise taxes may result in declines in sales volume for the industry generally, and our low-TSNA smokeless tobacco products in particular. This result could adversely affect our operating income and cash flows.

We have had substantial obligations under state laws adopted under the Master Settlement Agreement.
In November 1998, 46 states and the District of Columbia, or the Settling States, entered into the Master Settlement Agreement, or MSA, to resolve litigation that had been instituted against the major tobacco manufacturers. We did not join the MSA and, as a non-participating manufacturer, we were required to satisfy certain escrow obligations pursuant to statutes that the MSA required the Settling States to adopt in order for such states to receive the full benefits of the settlement. On March 14, 2007, we sold the rights, title and interest in and to all income from and reversionary interest in our MSA escrow accounts, including our 2006 MSA escrow deposits made in April 2007. Although we sold the rights in and to all income from and reversionary interest in the funds deposited into the MSA escrow accounts for the years up to and including 2006, these MSA escrow funds remain in our name and the principal amount of these accounts will be available to satisfy portions of any state judgments or settlements for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, if such claims are successfully asserted in litigation against us in the future beacus of our prior cigarette sales.
In May 2007, we entered into a license agreement with Tantus for the exclusive licensing of our cigarette trademarks Sport ®, MainStreet® and GSmoke®. We ceased manufacturing cigarettes in June 2007 and, thereafter, we withdrew the certifications for cigarette sales that we previously had obtained in all applicable Settling States. Given the discontinuation of our cigarette operations in June 2007 we did not have any MSA obligation for cigarette sales in MSA states in 2008 and 2009, and do not anticipate having MSA escrow obligations in the future.
We may be assessed additional sales and use taxes by the Commonwealth of Virginia.
In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against us with respect to our tobacco-curing barns in the amount of $860,115. We applied for a correction of the assessment and a total abatement of the tax on the grounds that our barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, our company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to our company. The sales and use tax assessment plus penalties and interest together, as of December 5, 2009, totaled $1,361,806. We continue to challenge this assessment and have filed a request for reconsideration with the Commissioner of Taxation, and are prepared to take judicial action if the result of the administrative action is unfavorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While we are optimistic that our request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed, we will be required to pay the tax, penalties and interest due.
Lawsuits may affect our profitability and we have limited insurance coverage for any damages for which we may become liable.
We are not, nor have we ever been, named as a defendant in any legal proceedings involving claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects relating to the use of our tobacco products. While we believe that the risk of being named a defendant in such a lawsuit is relatively low, we may be named as a defendant in the future as there has been a noteworthy increase in the number of these cases pending. Punitive damages, often in amounts ranging into the hundreds of millions, or even billions of dollars, are asserted in a number of these cases in addition to compensatory and other damages. In the past, we maintained product liability insurance only with respect to claims that tobacco products manufactured by or for us contained any foreign object, i.e. any object that is not intended to be included in the manufactured product. We currently do not maintain such insurance. The product liability insurance we previously maintained did not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We currently do not have and do not believe that such insurance coverage for health-related claims can be obtained. Beginning in 2001, we embarked on the test market and distribution of new smokeless tobacco products. If, in the future, we are named as a defendant in any actions related to our smokeless tobacco products, we will not have insurance coverage for damages relating to any such claims, which could have a material adverse effect on our financial condition. We intend to introduce into test market a non-nicotine nutraceutical (CigRx™) in 2010. If we are not able to obtain product liability insurance for this product, we will have to self insure against any legal claims relating to product defects or arising out of the sale, distribution and marketing of the CigRx™ product. Such claims if they resulted in an adverse decision against us, could have a materially adverse effect on our financial condition.

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
Our future success depends in large part on our ability to attract and retain, on a continuing basis, consulting services from highly qualified scientific, technical, management, financial and marketing personnel. Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain the personnel necessary for the development and operation of our business or that given the operating losses that we have suffered over the past seven years that we will have the financial ability to do so. The loss of the services of key personnel or the termination of relationships with independent scientific and medical investigators could have a material and adverse effect on our business.
Our directors and executive officers own a large percentage of our voting stock, which allows them to exercise significant control over us, and they may make decisions with which you disagree.
Based on stock ownership as of March 15, 2010, our directors and executive officers and their affiliates, own an aggregate of approximately 16.3% of our outstanding common stock. As a result, these persons acting together may have the ability to influence matters submitted to our stockholders for approval and to control the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company, impede a merger, consolidation, or takeover or other business combination, or discourage a potential acquirer from attempting to obtain control. This concentration of control could also have a negative effect on the market price of our shares.

Our stock price has been and may continue to be volatile and an investment in our common stock could suffer a decline in value.
The trading price of the shares of our common stock has been, and may continue to be, highly volatile. Our stock has traded at prices ranging from $5.89 to $0.51 during 2008 and 2009. We receive only limited attention from securities analysts and may experience an imbalance between supply and demand for our common stock resulting from low trading volumes. The market price of our common stock may fluctuate significantly in response to a variety of factors, most of which are beyond our control, including the following:
•	developments related to our patents or other proprietary rights, including developments in our litigation against RJR;
•	developments in our efforts to market smokeless tobacco products;
•	our success in developing a non-nicotine nutraceutical to help balance the metabolism of former tobacco user or persons looking to stop tobacco use, a pharmaceutical product to treat tobacco-related dependence and related pharmaceutical and nutraceutical products;
•	announcements of new products, technological innovations, contracts, acquisitions, financings, corporate partnerships or joint ventures by us or our competitors;
•	negative regulatory action or regulatory approval with respect to our products or our competitors’ products; and
•	market conditions for the tobacco, pharmaceutical and dietary supplement industries in general.
The stock market has, from time to time, and in particular over the last 24 months, experienced extreme price and volume fluctuations that have particularly affected the market prices for small companies, and which have often been unrelated to their operating performance or prospects for future operations. These broad fluctuations may adversely impact the market price of our common stock. In addition, sales of substantial amounts of our common stock in the public market could lower the market price of our common stock.
On November 5, 2009, we received a Nasdaq Staff Deficiency Letter, indicating that we were not in compliance with the minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 5450(a)(1), because the bid price per share of the our common stock closed below $1.00 per share for 30 consecutive business days. The letter also stated that in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until May 4, 2010, to regain compliance with the minimum bid price rule. In its letter, Nasdaq indicated that if, at any time prior to May 4, 2010, the closing bid price of our common stock remains at or above $1.00 per share for at least 10 consecutive business days, Nasdaq will likely provide us with written conformation of compliance and the matter will be closed. Our deficiency with respect to Nasdaq Marketplace Rule 5450(a)(1) has no effect on our current listing status on the Nasdaq Global Market or the ability to trade our shares of common stock. As of March 15, 2010, the closing consolidated bid price of our common stock has exceeded $1.00 for nine consecutive trading days. If we are unable to regain compliance with Nasdaq Marketplace Rule 5810(c)(3)(A), we will have to evaluate our options to remain listed on the Nasdaq Global Market, which could include effectuating a reverse stock split by way of amendment to our certificate of incorporation or seeking alternative listing on the Nasdaq Capital Market. Amendment to our certificate of incorporation to effectuate a reverse stock split requires approval of our shareholders, and there is no assurance that we will be able to obtain such approval. Additionally, transfer to the Nasdaq Capital Market would require our company to be in a position to meet certain listing standards. If we are unable to continue to meet the Nasdaq listing requirements, we could face delisting from the Nasdaq Global Market or be unable to qualify for listing on the Nasdaq Capital Market, which could have a negative effect on the market price of our common stock.
Our research & development efforts may not result in commercially viable products and may continue to be curtailed by our lack of available research funds.
Our company’s research and development efforts have been directed at assessing the impact that products with reduced toxin levels may have on the range of serious health hazards linked with the use of conventional smoked and smokeless tobacco products, as well as encouraging scientists in the U.S. and Europe to pursue TSNA-related research. Since 2007, through our Rock Creek subsidiary, we also have been exploring the development of botanical based products for the treatment of tobacco dependence, as well as products that would utilize certain MAO agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia depression and non-nicotine nutraceuticals. Our future product development initiatives will be substantially dependent on our ability to continue our research initiatives and to obtain the funding necessary to support these initiatives. Our inability to continue these initiatives and initiate new research and development efforts could result in a failure to develop new products or to improve our current products, which could have a material and adverse impact on our sales, operating income and cash flows.

We are subject to risks inherent in new product development initiatives, particularly with respect to our goal of developing pharmaceutical products to treat tobacco-related dependence and other neurological conditions, which are subject to FDA regulation and approvals, and for related products such as nutraceuticals.
Our future success is substantially dependent upon implementation of our business strategy related to our new product initiatives. Since 2007, through our Rock Creek subsidiary, we have been exploring the development of botanical based products for the treatment of tobacco dependence, as well as products that would utilize certain MAO agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression. Rock Creek also has been involved in pursuing non-nicotine nutraceutical products. These initiatives are subject to high levels of risk, uncertainties and contingencies, including the challenges inherent in new product development, FDA regulatory approval for any new pharmaceutical products that we develop, and FDA regulatory oversight for nutraceuticals and for new tobacco products under the recently enacted FDA Tobacco Act. Also, tobacco products are subject to multiple, overlapping federal and state regulations and products derived from tobacco could be classified as tobacco products or drug products depending on their chemical composition, intended use and claims.
Additionally, the Dietary Supplement Health Education Act provides the FDA with authority over the production and marketing of dietary supplements. In certain cases DSHEA also requires notification to the FDA before a company begins to market a dietary supplement and, if structure or function claims are made for a product in the product labeling, notification of such claims within thirty days of the introduction of the product into commerce. DSHEA also implements significant manufacturing and marketing requirements, including that dietary supplements be manufactured under “good manufacturing g practices” and that the label, labeling and advertising for such products meet specific requirements. DSHEA does not require prior approval by the FDA for the introduction of dietary supplements into the market, but does require that the nutraceutical products being developed by our Rock Creek subsidiary comply with the requirements of DSHEA prior to and after their introduction into commerce. If products are manufactured and sold as dietary supplements it is possible that FDA may challenge the status of a product classification. FDA may also challenge the types of claims made for a dietary supplement or its indications for use and the FTC also has jurisdiction over advertising of nutraceuticals and other OTC products.
Rock Creek does not have any pharmaceutical products cleared or approved for commercialization, or any current sources of revenue. We intend to introduce in 2010 into test market a non-nicotine nutraceutical (CigRx™) developed by Rock Creek, however, our commercialization of CigRx™ will have to comply with the requirements of DSHEA, which could cause a significant delay in fully commercializing this product. The future success of our Rock Creek business will depend on our ability to obtain regulatory clearance or approval to market new drug products and our ability to comply with statutory and regulatory requirements for any nutraceuticals products, create product sales, successfully introduce new products, establish our sales force and distribution network, and obtain access to additional working capital to finance our development initiatives, all of which we may be unable to realize. Additionally, if any dietary supplement developed by us through Rock Creek, is determined to be a pharmaceutical product, as opposed to a dietary supplement, the product would need to be submitted to the FDA for approval as a new drug prior to it being sold in the United States.
Even if we develop a viable pharmaceutical product through Rock Creek, we may not obtain or maintain the necessary FDA approvals for our product, or such approvals may be delayed, which would mean that we would be unable to commercially distribute and market our product. The process of seeking regulatory clearance or approval to market a pharmaceutical product is expensive and time consuming and, notwithstanding the effort and expense incurred, clearance or approval is never guaranteed. Also, the FDA has substantial discretion in the drug approval process. We cannot market a drug product in the United States unless it has been approved by the FDA. The FDA approval process involves, among other things, successfully completing clinical trials under an Investigational New Drug Application and obtaining a premarket approval after filing a New Drug Application. Clinical trials are expensive and uncertain. The NDA process would require us to prove the safety and efficacy of our product to the FDA’s satisfaction. If our clinical trials fail to produce sufficient data to support an NDA, it will take us longer to ultimately commercialize a product and generate revenue, or the delay could result in our being unable to do so. Moreover, our development costs will increase if, to achieve sufficient data to support an NDA, we need to perform more or larger clinical trials than planned. Even if we are successful in developing a pharmaceutical product, if we are not successful in obtaining timely clearance or approval of the product from the FDA, we may never be able to generate sufficient revenue to support the successful commercialization of the product. Also any FDA approved product will be subject to continuing review and the labeling, packaging, adverse event reporting, storage, advertising and promotion of any such product will be subject to extensive regulation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have not received any written comments from the SEC staff regarding our company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K in the 180 days preceeding December 31, 2009.

ITEM 2.	PROPERTIES
Until February 2010 we occupied approximately 6,000 square feet of office space in Petersburg, Virginia that housed our executive, marketing and administrative offices. In October 2009, we sold our Petersburg property and entered into a leaseback of the office space. We expect to end the Petersburg office lease in April 2010. As of February 2010 we began leasing approximately 2,500 square feet of office space for our executive, marketing and administrative offices in Glen Allen, Virginia, which is located in the Richmond, Virginia metropolitan area.
Until July 2007, our executive, administrative, legal and scientific offices were located in a 5,600 square foot leased office space in Bethesda, Maryland. We terminated that lease in July 2007 and entered into a lease for a smaller amount of office space in Bethesda. We also have been utilizing space in a nearby location in Washington, DC to support our executive, administrative and scientific activities for both Star Scientific and Rock Creek. The Washington, DC area was selected as the primary location for our executive, administrative, legal and scientific activities to provide our executives and scientific and medical consultants access to the FDA, National Institutes of Health and the U.S. National Medical Library, as well as access to the U.S. Congress, the Executive branch of the federal government and the various related federal agencies located in the greater Washington, DC area. Rock Creek also has scientific and research offices in Gloucester, MA consisting of approximately 3,200 square feet of office space.
We lease from the Mecklenburg County Industrial Development Authority approximately nine acres of land in Chase City, Virginia. This lease also includes a building containing approximately 91,000 square feet of space that accommodates our manufacturing operations, an expanded testing facility and office space. We have approximately three years remaining on the initial ten-year portion of the lease for this facility, which is then subject to renegotiation as to the lease payments for the additional ten years of the lease. We also have an option to buy the property at any time during the lease.
We believe our manufacturing facilities and other facilities will be sufficient to allow us to respond to the demand for our smokeless tobacco products for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS
RJR Litigation
In May 2001, we filed a patent infringement action against RJR in the United States District Court for Maryland, Southern Division, or District Court, to enforce our company’s rights under U.S. Patent No. 6,202,649 (‘649 Patent), which claims a process for substantially preventing the formation of TSNAs in cured tobacco. On July 30, 2002, we filed a second patent infringement lawsuit against RJR in the District Court based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). On August 27, 2002 the two suits were consolidated.

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
On August 17, 2004, the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis. Judge Garbis over the next several months issued a series of orders concerning various aspects of the case and ordered that RJR’s defense of inequitable conduct before the patent office be bifurcated from the remaining issues and tried before Judge Garbis beginning on January 31, 2005. That portion of the case was tried during the period January 31, 2005 to February 8, 2005. At the conclusion of the bench trial, the District Court advised the parties that it would take the matter under advisement, and expected to rule on this portion of the case at the same time that it ruled on two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. On January 19, 2007, the District Court granted RJR’s Motions for Summary Judgment in part and denied these motions in part. On RJR’s Motion for Summary Judgment on the Effective Filing Date of the patents, the District Court held that September 15, 1999 was the effective filing date, but denied RJR Summary Judgment of Invalidity with regard to the patents-in-suit. On RJR’s Motion for Summary Judgment on Indefiniteness, the District Court granted the motion on the basis that the term “anaerobic condition” was indefinite. On June 26, 2007 the District Court issued its ruling on RJR’ inequitable conduct defense. In its ruling the District Court held the two patents unenforceable due to inequitable conduct in their procurement and a final judgment against our company was docketed on June 27, 2007. We immediately filed a notice of appeal as to the rulings issued in January 2007 and as to the ruling on the inequitable conduct defense with the United States Court of Appeals for the Federal Circuit, or Court of Appeals.
After full briefing by both parties and oral argument on March 7, 2008, the Court of Appeals on August 25, 2008 issued a unanimous opinion reversing the rulings by the District Court that had found the patents at issue in the RJR litigation invalid because of inequitable conduct during the prosecution of the patents and because the patents were indefinite. In October 2008 the case was remanded to the District Court and on March 9, 2009 the Supreme Court issued an order denying RJR’s Petition for Certiorari. Following remand from the Court of Appeals, the case was tried to a jury in the District Court between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, we filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial. That motion was denied on December 21, 2009 and judgment was entered on the jury verdict that day. We filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit Court of Appeals on December 22, 2009. The appeal is currently pending and, absent any extensions of time, our company’s opening brief is due to be filed with the Circuit Court on or before April 5, 2010, RJR’s brief is due by May 15, 2010 and our company’s reply brief is due by May 29, 2010. Once briefing has been completed, the Federal Circuit Court of Appeals will assign a date for oral argument before a three judge panel.
On November 30, 2009, RJR filed a motion for a bill of cost for $442,388.05. RJR also filed a motion requesting the District Court to determine that this is an “exceptional” case under 35 USC § 285 and award attorneys’ fees of approximately $35 million under that provision and/or under 28 USC § 1927 on the basis that attorneys’ fees were unreasonably multiplied during the litigation. As part of the Orders issued on December 21, 2009, the District Court stayed the motion for attorneys’ fees until after a ruling on the pending appeal and the reexamination before the U.S. Patent and Trademark Office. The Court on January 8, 2010 stayed any further briefing on a renewed petition for a bill of cost that RJR filed on December 30, 2009. Any potential award of attorneys’ fees should be eliminated if the Court of Appeals for the Federal Circuit overturns the jury verdict in the District Court or if the claims at issue in the reexamination proceeding in the U.S. Patent and Trademark Office are determined to be valid, and any award of costs should also be eliminated if the Federal Circuit overturns the jury verdict in favor of RJR. Because the likelihood of an unfavorable ruling on the fee motion and bill of cost is not determinable at this time and the amount of any potential assessment cannot be reasonably estimated, no amounts have been accrued for these items in the accompanying condensed consolidated financial statements.

On May 29, 2009, we filed a new complaint against RJR for patent infringement during the period beginning 2003 through the filing date of the complaint. In an Order dated January 8, 2010, the Court stayed any further action in this case until after a ruling on the appeal in the initial infringement action against RJR. The future prosecution of the new complaint will be dependant on our achieving a reversal of the jury verdict of invalidity in our initial RJR action.
On December 31, 2008 and January 2, 2009, RJR filed requests in the U.S. Patent and Trademark Office to reexamine the two patents that are the subject of the patent infringement litigations described above. In February and March 2009, the Patent and Trademark Office granted the reexamination requests, agreeing to review the patentability of the subject matter claims 4, 12 and 20 of the ‘649 patent and claim 41 of the ‘401 patent . On September 11, 2009 the Patent and Trademark Office issued a first office action in both cases. On October 22, 2009 we participated in an interview with the panel considering this matter and a written response to the first office action was filed on November 10, 2009. The reexamination process is ongoing.
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
Internal Revenue Service Examination
In 2004, we were notified that our Company’s 2001 tax return had been selected for examination by the Internal Revenue Service, or IRS. In the course of its conduct of this examination, the IRS expanded the scope of the examination to include all of our company’s returns that had been filed for the years ended December 31, 2002 through 2004. In 2005, our request for a private letter ruling, or PLR, which related to the years under IRS examination, was resolved generally in our favor and an amended private letter ruling, or Amended PLR, was issued by the IRS in January 2009. The Amended PLR confirmed that our company’s deductions taken for MSA escrow payments, which were the subject of the IRS ongoing audit for tax years 2001 through 2004 and a pending tax appeal, were fully deductible and appropriate in the years taken. Based on the Amended PLR, we entered into a closing agreement with the IRS which confirmed the deductions taken for those years and, thereafter, the IRS confirmed that our company’s tax returns for the years 2001 through 2004 were correct as filed. As a result of the notification by the IRS in the Amended PLR, we reversed our position of recording this income tax expense as of December 31, 2008, which resulted in a $2.2 million income tax benefit.
Virginia Sales and Use Tax Assessment
In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against our company with respect to our tobacco-curing barns in the amount of $860,115. We applied for a correction of the assessment and a total abatement of the tax on the grounds that our barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, we received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to us. The sales and use tax assessment plus penalties and interest together, as of December 5, 2009, totaled $1,361,806. We continue to challenge this assessment and filed a request for reconsideration with the Commissioner of Taxation, and are prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While we are optimistic that the request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed we will be required to pay the tax, penalties and interest due.
Except as set forth above, there are no other litigation matters pending that could be expected to materially harm our results of operations and financial condition.
ITEM 4. (RESERVED AND REMOVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our company’s common stock, par value $0.0001 per share, or Common Stock, is traded on the NASDAQ Global Market under the symbol “CIGX” formerly “STSI”. Set forth below are the high and low sales prices for each full quarterly period during 2008 and 2009, as reported by NASDAQ. From time to time, during the periods indicated, trading activity in the Common Stock was infrequent. As of March 15, 2010, there were approximately 643 registered holders of Common Stock.

	2009		2008
	High	Low	High	Low
Quarter
First	$4.75	$2.11	$2.09	$0.74
Second	5.89	0.84	2.05	1.19
Third	1.15	0.84	4.19	1.06
Fourth	1.02	0.51	4.20	1.40
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
Securities Authorized for Issuance Under Equity Compensation Plan
The following table provides certain information as of December 31, 2009, with respect to our equity compensation plans under which Common Stock is authorized for issuance:

Weighted-
	Number of Shares	Average	Number of Securities
	to be Issued Upon	Exercise	Remaining Available
	Exercise of	Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options	Options	Compensation Plans
Plan Category	and Rights(1)	and Rights	(excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	4,555,200	$2.28	3,845,000

(1)	We have also granted warrants to purchase shares of Common Stock to two consultants. Specifically, on December 20, 2000, we issued 210,526 warrants to purchase shares of Common Stock at an exercise price of $2.375 to a consultant. These warrants fully vested on the date of issuance and expire on December 20, 2010. We also issued 200,000 warrants to purchase shares of Common Stock at an exercise price of $2.02 on March 20, 2002 to another consultant. The 200,000 warrants were fully exercised in 2008 through a cashless exercise provision in the warrants that resulted in the issuance of 81,488 shares of Common Stock to the consultant and the cancellation of the warrant.

Five-year financial performance graph: 2005-2009
Comparison of five-year cumulative return among Star Scientific, the S&P Tobacco Industry Group, and the S&P Composite

	FISCAL YEAR ENDING
COMPANY / INDEX / MARKET	2004	2005	2006	2007	2008	2009
Star Scientific, Inc.	100.00	46.21	63.91	15.65	75.32	13.77
S&P Tobacco Group	100.00	125.19	152.93	183.29	149.84	188.21
S&P Composite	100.00	104.91	121.48	128.16	80.74	102.11
The current composition of S&P Industry Group 30203010 — Tobacco — is as follows:
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

Option Grants and Stock Awards
In 2009, we granted our directors, or the Purchaser Class, options to purchase Common Stock as described in our Quarterly Reports on Form 10-Q filed during 2009 or during the fourth quarter of 2009 from our company’s 2008 Incentive Award Plan. On October 11, 2009, 50,000 options for shares of Common Stock with an exercise price of $0.95 were granted to one member of the Purchaser Class and on November 20, 2009, 50,000 options for shares of common stock with an exercise price of $0.74 were granted to one member of the Purchaser Class. On December 23, 2000 we granted an aggregate of 186,000 shares of common stock under our company’s 2008 Incentive Award Plan to ten employees of Star Tobacco, Inc. at a price of $0.63 per share.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial data of our company, for and as of the end of each of the periods indicated in the five-year period ended December 31, 2009, have been derived from our company’s audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in Item 15 of this Report.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$708	$451	$482	$391	$181
Cost of goods sold (excludes federal excise tax)	2,612	2,116	2,067	1,791	2,949
Gross margin (loss)	(1,920)	(1,672)	(1,604)	(1,404)	(2,771)
Loss from continuing operations before income taxes	(22,800)	(20,564)	(40,882)	(13,790)	(24,836)
Discontinued operations income(loss)	—	—	(451)	1,505	(225)
Net income (loss)	(22,800)	(18,339)	(41,458)	(12,285)	(25,062)
Basic and diluted income (loss) per share:
Continuing operations	$(0.22)	$(0.20)	$(0.51)	$(0.18)	$(0.34)
Discontinued operations	—	$—	$(0.01)	$0.02	$—
Total basic and diluted income (loss) per share	$(0.22)	$(0.20)	$(0.52)	$(0.16)	$(0.34)
Weighted average shares outstanding	101,907	89,844	80,395	77,836	73,096

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$12,360	$6,473	$8,881	$4,297	$7,703
Property and equipment	1,057	1,668	1,986	9,515	15,182
MSA escrow funds	365	365	4	38,329	33,396
Discontinued operations assets	—	—	—	6,041	4,814
Total assets	15,234	12,252	14,827	60,937	69,517
Long-term obligations	7,518	9,499	11,111	14,975	34,227
Discontinued operations liabilities	—	—	—	1,443	1,277
Stockholders’ equity (deficit)	2,288	(498)	(1,988)	38,909	23,330

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a technology-oriented company with a mission to reduce the harm associated with the use of tobacco at every level. We are primarily engaged in:
•	the development, implementation and licensing of our proprietary technology for the curing of tobacco so as to substantially prevent the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco-specific nitrosamines, or TSNAs;
•	the manufacture, sales, marketing and/or development of very low-TSNA dissolvable smokeless tobacco products that carry enhanced warnings beyond those required by the Surgeon General, including ARIVA® compressed powdered tobacco cigalett® pieces and STONEWALL Hard Snuff® and “modified risk tobacco products”, as defined in the FDA Tobacco Act;
•	the development of pharmaceutical products, particularly products that have a botanical, tobacco-based component, that are designed to treat tobacco dependence and a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression; and
•	The development of non-nicotine nutraceutical products designed to assist individuals who have ceased using tobacco or who are in the process of stopping tobacco use maintain a balanced metabolism as well as related non-nicotine products that may be helpful to consumers in maintaining a healthy metabolism.
Our long-term focus is the research, development, manufacturing and licensing of technology that can lessen reliance on and the impact of the use of all forms of tobacco and reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco. We have pursued these objectives through the production of very low-TSNA tobacco and related products, particularly dissolvable smokeless tobacco products, that expose adult tobacco users to substantially lower levels of toxins as compared to other smoked and smokeless tobacco products and the development of related pharmaceutical products and non-nicotine nutraceuticals.
We currently are focusing our efforts on the manufacture and sale of ARIVA ® and STONEWALL Hard Snuff ®, our dissolvable low-TSNA smokeless tobacco products. Additionally, in 2007, we incorporated a new pharmaceutical subsidiary, Rock Creek to pursue the development of botanical based products for the treatment of tobacco dependence, as well as products that would utilize certain MAO agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression. Rock Creek also has been involved in pursuing non-nicotine nutraceutical products that may assist persons who have ceased using tobacco or who are in the process of stopping tobacco use maintain a balanced metabolism and related non-nicotine products that may be helpful to consumers in maintaining a health metabolism. We anticipate introducing a non-nicotine nutraceutical CigRx™ for test market in 2010. In the past we deferred the initiation and continuation of certain research projects by Star Scientific because of the lack of working capital. Our success in promoting the sale of our low-TSNA dissolvable smokeless tobacco products and our ability to resume research activities by Star Scientific and continue the research efforts by Rock Creek will in large part depend on our working capital constraints, ability to procure funding for these initiatives, and the successful outcome of our ongoing patent infringement litigation with RJR.

Over the last several years, we have expended significant time and resources on our ongoing patent infringement litigation with RJR, the development of ARIVA® and STONEWALL Hard Snuff®, our low-TSNA dissolvable smokeless tobacco products, the license of low-TSNA products and the technology behind, our StarCured® tobacco curing process, and the initial development efforts of Rock Creek. Our future success will largely depend on the successful results of these initiatives. While product licensing royalties and smokeless tobacco sales have been de minimis to date, we intend to continue our efforts to develop and sell smokeless tobacco products, develop pharmaceutical products to treat tobacco addiction and a range of neurological conditions and the development of related non-nicotine nutraceutical products, and to pursue licensing arrangements for those products and related technology.
Prospects for Our Operations
The recurring losses generated primarily by our smokeless tobacco business continue to impose significant demands on our liquidity. Product licensing royalties and smokeless tobacco sales have been de minimis to date. We anticipate introducing into test market in 2010 a non-nicotine nutraceutical product that may assist persons who have ceased using tobacco or who are in the process for stopping tobacco use to maintain a balanced metabolism. However, we have not introduced any nutraceutical product to date. Moreover, given the typical long lead time for federal approval of pharmaceutical products, we do not expect that Rock Creek will generate any revenues for the foreseeable future from the sale of pharmaceutical products, but rather that Rock Creek will focus on the research and development aspects of a range of pharmaceuticals, including tobacco-based drug products, in addition to the development of non-nicotine nutraceutical products.
Our prospects are dependent on the distribution and consumer acceptance of our low-TSNA dissolvable smokeless tobacco products, consumer acceptance of the non-nicotine nutraceutical that we expect to introduce into test market in 2010 and, in the future, the introduction of other nutraceutical products and pharmaceuticals. They also depend on our continued development of new low-TSNA smokeless tobacco products, such as the Ariva-BDL™ smokeless tobacco for which we are seeking approval from the FDA to market as a “modified risk tobacco product” and on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through sales of our smokeless tobacco products and the licensing of such products and our patented curing technology will substantially be dependant upon the successful completion of our ongoing patent infringement lawsuit against RJR.
We experienced revenue of approximately $0.7 million for 2009 and an operating loss from continuing operations of approximately $(22.8) million. Overall, the net loss during 2009 was $(22.8) million. The recurring losses generated by operations continue to impose significant demands on our company’s liquidity. As of December 31, 2009, we had approximately $7.7 million of working capital, of which approximately $12.4 million was cash and cash equivalents. Since January 1, 2010 through March 15, 2010, our company received proceeds of approximately $13.8 million. Absent the exercise of outstanding warrants and options for cash or a substantial improvement in sales and revenues and/or royalties, we believe that the recent funding will support our operations through the first quarter 2011, but that it will be necessary to pursue additional sources of funds to support our operations during the first quarter of 2011. However, depending upon market conditions and the price of the common stock, we may decide to seek additional funds before that date.
Smokeless Tobacco. Net Sales were $0.7 million in 2009 compared to $0.5 million in 2008. STONEWALL Hard Snuff® represents a majority of our hard tobacco sales. We continue to work to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products, and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. While our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts, we are introducing in the first quarter of 2010 three additional blends of our Ariva® low-TSNA smokeless tobacco product and a new packaging format (10-piece sleeves) for ARIVA®. Also, in February 2010 we submitted an application with the FDA to have Ariva-BDL™ designated as a modified risk tobacco product under the FDA Tobacco Act, based on the fact that this product contains significantly reduced levels of carcinogenic TSNAs as well as other toxins. We expect to file a similar application for a Stonewall-BDL™ product in 2010.

Development of Tobacco-based Pharmaceutical Products, Non-nicotine Nutraceuticals and Related Products. In 2007, we incorporated a new pharmaceutical subsidiary, Rock Creek to pursue the development of botanical based products for the treatment of tobacco dependence, as well as products that would utilize certain MAO agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression. Since that time, Rock Creek also has been involved in pursuing non-nicotine nutraceutical products that may assist persons who have ceased using tobacco or who are in the process of stopping tobacco use maintain a balanced metabolism and related non-nicotine products that may be helpful to consumers in maintaining a health metabolism. Rock Creek operates pursuant to a sublicense under our exclusive license with Regent Court, which includes patents for producing tobacco with very low-TSNA levels. The sublicense also covers patents for the use of MAO inhibitors in tobacco to treat various neurological conditions. It also has independently developed several processes and products which are the subject of provisional patent applications filed with the U.S. Patent and Trademark Office.
In late 2008 Rock Creek completed a study with 49 cigarette smokers to determine the effectiveness of STONEWALL Hard Snuff® in relieving cigarette withdrawal symptoms as compared to a conventional over-the-counter nicotine replacement product used in connection with nicotine replacement therapy which study also incorporated placebos of each product. Based on the results of this study, we plan to conduct a study to determine the bioequivalence of the proposed botanical-based product against similar products used in connection with NRT. Depending upon results of the bioequivalence study, we plan to consult with FDA to determine FDA requirements for approval of a botanical-based NRT cessation product for use by adult tobacco users who smoke and/or use smokeless tobacco products. Through Rock Creek we also are continuing to explore the development of other pharmaceutical products with clinical claims, as well as a “relapse prevention product” to assist smokers during nicotine withdrawal, with the goal of higher “quit” rates for long term smokers who have failed in their treatments with conventional NRT smoking cessation products.
In 2009 Rock Creek also developed a non-nicotine nutraceutical that is intended to temporarily reduce the desire to smoke. It is expected that this product will be introduced for test market in 2010 under the name CigRx™. Rock Creek is currently undertaking a series of research studies relating to this product and completing other premarket analysis connected with the expected launch of this product.
Discount Cigarettes. Until June 2007 we manufactured and sold a line of discount cigarette products. In May 2007, we entered into a license agreement with Tantus for the exclusive license of our cigarette trademarks MainStreet®, Sport® and GSmoke® in return for licensing fees during the seven-year term of the license agreement and beyond, if the license is renewed. As part of the license agreement, we stopped selling cigarettes under the MainStreet®, Sport® and GSmoke® brands in June 2007 and discontinued our cigarette operations at that time. Although we retain the right to manufacture and sell other cigarette brands, we are focusing our efforts on the sale of low-TSNA dissolvable smokeless tobacco products, as opposed to cigarettes, consistent with our expressed intention to transition form the sale of cigarette products to our low-TSNA smokeless tobacco products. Accordingly, we have accounted for our cigarette operations as “discontinued operations” in our consolidated financial statements beginning with the second quarter of 2007.
Licensing. We have an exclusive, worldwide license from Regent Court under 12 U.S. patents and 49 foreign patents as well as additional patents pending in the U.S. and foreign countries relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process involves the control of certain conditions in tobacco curing barns, and in certain applications, the use of microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. Two of the patents under our license with Regent Court that relate to our method for producing low-TSNA tobacco are the subject of our ongoing lawsuit against RJR and a related patent reexamination before the U.S. Patent and Trademark Office. See “Item 3 Legal Proceedings” for further details.

We continue to pursue means of collecting royalties with respect to this curing technology through licensing arrangements and through our patent infringement lawsuit against RJR. Any royalties arising from the license of our curing technology will be dependent on the successful completion of our patent litigation against RJR. While licensing of our exclusive patent rights is a major potential source of additional revenue for us, full realization of this potential also will depend on our ability to successfully defend and enforce our patent rights.
Federal and State Legislation Relating to Cigarettes and Smokeless Tobacco Products. On June 22, 2009, President Barack Obama signed into law the Family Smoking Prevention and Tobacco Control Act, or FDA Act. The FDA Act provides the FDA, with broad authority over all tobacco products through a new division within the FDA (The Center for Tobacco Products). The FDA Act contains broad changes in the way tobacco products will be regulated, manufactured and sold, including expanded warnings on all tobacco products and restrictions on the manner in which tobacco products may be marketed. Many of the changes specified in the FDA Act will be implemented gradually over a period of six months to three years from enactment. Tobacco Manufacturers were required to register with the FDA by February 28, 2010 and new labeling requirements with expanded health warnings will become effective one year after the date of enactment. The FDA Act does permit companies to apply to have products designated as “modified risk tobacco products” and in February 2010 we filed an application to have our ARIVA-BDL™ product designated as a modified risk tobacco product because of the lower levels of toxins (principally the carcinogenic TSNAs) in this product. We expect to file a similar application for a STONEWALL-BDL product in 2010. The FDA Act also contains provisions that eventually could be beneficial to us in marking our very-low TSNA smokeless tobacco products, such as those that would require a listing of various constituent elements and the publication of ingredients in all tobacco products with notations as to the harmfulness of those ingredients, but under the provisions of the FDA Act those types of labeling changes and comparative ingredient information will not be put into place for at least two years. In the interim, the FDA Act attempts to level the playing field for all tobacco products by restricting the types of claims and descriptions that can be made with respect to various components in tobacco products, including any claims relating to reduced levels of toxins or reduced risk, absent receiving a designation of a product as a “modified risk tobacco product.” The FDA Act also imposes user fees on manufactures to cover the cost of the FDA regulatory process based on sales volumes.
Manufacturers and importers of tobacco products are taxed pursuant to regulations promulgated by the TTB under authority of the Internal Revenue Code of 1986, as amended and we have a license from the TTB to manufacture smokeless tobacco products at our Chase City, Virginia facility. There are federal requirements for health warnings on smokeless tobacco products under the Comprehensive Smokeless Tobacco Health Education Act of 1986, including the submission of labeling plans to the FTC explaining how a company will comply with the warning label display requirements. Under the FDA Tobacco Act, labeling plans for Tobacco products will now be submitted in the PDA and the type of warnings that must be included on packages and labeling for tobacco products will be governed by the statutory requirements of the FDA Tobacco Act and its implementing regulations. In October 2004, federal legislation also was enacted which eliminated the federal tobacco quota system and price support system through an industry funded buyout of tobacco growers and quota holders. Pursuant to the legislation, manufacturers of tobacco products are required to contribute to a fund that compensates tobacco growers and quota holders for the elimination of their quota rights based on a manufacturer’s sales volumes. Given our low sales volumes, such user fees should be de minimus in 2010. In addition, there have been increased restrictions imposed on the use of tobacco products at the local and state levels. For example, a number of states have recently sought to impose limits on flavors that could be used for smoked, as well as smokeless tobacco products, and there have been increased taxes for tobacco products at the federal, state and local levels. These as well as other current and future state and federal statutes and regulations could have a significant impact on our future prospects and results of operations, see “Item 1. Business — Government Regulation.”
Impact of the Tobacco Master Settlement Agreement, or MSA. In November 1998, 46 states and the District of Columbia, or the Settling States, entered into the MSA, to resolve litigation that had been instituted against the major tobacco manufacturers. We did not join the MSA and, as a non-participating manufacturer, we were required to satisfy escrow obligations for cigarette sales pursuant to statutes that the MSA required the Settling States to adopt in order for such states to receive the full benefits of the settlement. In May 2007, we entered into a license agreement with Tantus for the exclusive license of our trademarks Sport ®, MainStreet® and GSmoke® and we ceased manufacturing cigarettes in June 2007. Our sales of smokeless tobacco products are not subject to the MSA escrow obligations. Following the discontinuation of our cigarette operations in June 2007, we withdrew our certifications for cigarette sales that most of the Settling States had required as part of the MSA requirements. Given the discontinuation of our cigarette operations, the withdrawal of the certifications for cigarette sales and the focus on our smokeless tobacco products, we do not anticipate having material MSA escrow obligations in the future.

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
Depreciation Estimates
We generally determine depreciation based on the estimated useful lives of the assets and record depreciation on a straight-line method over such lives. With regard to the tobacco curing barns, depreciation had been recognized using a “units of production” method of accounting to more closely match depreciation with the period during which such depreciation takes place. As of December 2009 we sold our remaining 37 curing barns.
MSA Escrow Fund
Amounts deposited into MSA escrow accounts are required to be held in escrow for 25 years and had been reported as a non-current asset in our company’s consolidated financial statements, given the restrictions placed on the use of these funds. In March 2007, we sold the rights, title and interest in and to all income from and reversionary interest in our MSA escrow accounts, including our 2006 MSA escrow deposits made in April 2007 for total cash proceeds of approximately $11.6 million in return for assigning to the purchasers the right to interest paid on our company’s escrow fund and to any releases of the escrow principal for any overpayments, or, if these funds are not used to satisfy judgments or settlements by the Settling States, releases of the principal on a rolling basis after twenty-five years. As a result of the sale of all rights to the interest stream and reversionary interest in the MSA escrow funds, we wrote off the value of the MSA escrow accounts in March 2007, at the time of the transaction. We have maintained separate MSA accounts for payments made in 2007 and 2008 relating to cigarette sales in 2007. There were no payments made into escrow in 2009. The amounts held in escrow for 2007 sales total approximately $0.4 million.

Commitment and contingency accounting
We evaluate each commitment and/or contingency in accordance with the accounting standards that state that if the item is more likely than not to become a direct liability then our company will record the liability in the financial statements. If not, we will disclose any material commitments or contingencies that may arise.
Sale of Licensing Rights
In May 2007, we entered into an exclusive seven-year license agreement with Tantus for the license of our company’s cigarette trademarks Sport ®, MainStreet ® and GSmoke ® and the sale of an amount of Star Tobacco’s inventoried cases of cigarettes bearing these trademarks. The licensing rights became effective in June 2007, or the Effective Date. Pursuant to the license agreement, Tantus made an initial payment of $600,000 on the agreement date and made monthly payments of $100,000 per month until July 2009 and since that time has been making payments of $3,000 per month which will continue through the remaining five years of the agreement. As of December 31, 2009, our company has an outstanding note receivable balance due from Tantus of $0.1 million and we have received payments totaling $3.1 million through December 31, 2009. While we continue to have the ability to manufacture and sell cigarettes, we discontinued our cigarette operations in June 2007, and are focusing our efforts on the manufacture and sale of our dissolvable low-TSNA smokeless tobacco products. Although we continue to hold legal ownership of the licensed trademarks, we have accounted for this licensing agreement as a sale since the agreement is non-cancellable, has established a fixed fee for the rights to the trademarks and our company under the license agreement has no significant obligation to provide future services beyond maintenance of the trademarks. Therefore, on the Effective Date, we recorded a gain on the sale of the licensing rights based on the present value of the total proceeds to be received of approximately $2.9 million using a discount rate of 9.25% net of the $600,000 payment received on the Effective Date. Given the nature of the license agreement with Tantus, we also classified our company’s cigarette business as a discontinued operation beginning in the second quarter of 2007. Our results of operations, financial position and cash flows are separately reported for all periods presented, as the cigarette operations and cash flows have been eliminated from ongoing operations and we will not have any significant continuing involvement in these operations.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Please refer to “Item 5. Selected Financial Data” elsewhere in this Report to view the five-year comparison of our results of operations and selected financial data.
Sales. Gross sales of our dissolvable tobacco products were $0.9 million in 2009, reflecting a $0.1 increase from 2008 gross sales. Net Sales (gross sales reduced by sales returns and allowances, cash discount and promotion expenses such as coupons, buy downs and slotting fees) were $0.7 million in 2009 compared to $0.5 million for 2008 primarily due to our reduction of promotion expenses and price increases. Volume sales were essentially flat between years. We raised prices $0.10 per pack on January 1, 2009 and $0.50 per pack on December 1, 2009.
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
Gross Margin. In 2009, overall gross margin loss (net revenue less costs of goods sold and federal excise taxes) increased to $(1.9) million compared to $(1.7) million in 2008. The negative gross margin for dissolvable tobacco was due primarily to the underutilization of manufacturing and packaging equipment. The estimated excess cost was $1.4 million and $1.8 million for 2009 and 2008, respectively.

Historically MSA escrow payments have neither been expensed nor accrued for income statement purposes, but the escrow deposits remained the property of our company on our balance sheet. In March 2007, we assigned our company’s rights to the interest earned on the MSA deposits and to any releases of principal in return for a payment of approximately $11.6 million, and we wrote off the value of the MSA escrow deposits at that time. In 2008 we deposited approximately $0.4 million in escrow for cigarette sales for the year ended December 31, 2007. Amounts deposited into escrow in 2008 remain the property of our company and we receive interest on these deposits. No escrow payments were required or made in 2009.
Total Operating Expenses
Total operating expenses increased approximately $1.6 million, or 8.3%, to $20.8 million for 2009 from $19.2 million in 2008. The increase was due to an increase in general and administrative expenses of $0.4 million, research and development expenses of $1.5 million, and severance costs related to our tobacco operation reduction in force of $0.6 million, partially offset by reduced marketing and distribution expenses of $0.9 million.
•	Marketing and Distribution Expenses. Marketing and distribution expenses for our dissolvable tobacco products were $2.6 million in 2009, a decrease of approximately $0.9 million from approximately $3.5 million in 2008, which reflects decreased expenses for consumer promotions of $0.2 million and promotional consultants of $0.7 million and reduced trade show attendance cost of $0.2 million partially offset by a one-time compensation expense of $0.1 million related to stock grants from our 2008 Incentive Award program and $0.1 million for marketing consulting.
•	General and Administrative Expenses. General and administrative expenses were approximately $15.8 million in 2009, an increase of approximately $0.4 million from approximately $15.4 million in 2008. The 2009 expenses included $3.8 million in costs incurred in connection with the trial of our patent infringement case against RJR in May and June 2009. The cost in 2008 included a non-cash stock based compensation charge of $2.8 million related to the issuance of stock options to senior management in May 2008. In 2009, we had decreased executive travel costs of $0.3 million and a decrease of $0.1 million in directors and officer’s insurance premiums.
•	Research and Development Expenses. We expended substantially more on research in 2009 (approximately $1.8 million) compared to our expenditures in 2008 (approximately $0.3 million). Of this amount, we spent approximately $0.4 million on product development for our new blends and formula improvements of our dissolvable tobacco products and approximately $1.4 million for development of our non-nicotine nutraceutical and for other costs related to Rock Creek’s pharmaceutical development efforts. Given our working capital constraints, our ability to continue our research efforts and to advance the research and development activities of Rock Creek will depend on our ability to obtain funding for these initiatives as well as the outcome of our ongoing patent litigation with RJR.
•	Restructuring. During the quarter ending December 31, 2009, we restructured and reduced our tobacco sales force and certain general and administrative personnel in response to the slower than expected sales of our dissolvable tobacco products. As part of the restructuring effort, we limited the day-to-day activities of our sales force and are to focusing our company’s marketing efforts on store level support and consumer marketing in Virginia and contiguous states, with the intent of gaining more extensive market penetration and product acceptance in those areas. Our company’s restructuring efforts were announced on December 3, 2009 and separation dates for effected employees occurred on various dates through January 31, 2010. The restructuring charge of $0.6 million in our accompanying consolidated financial statements for the year ended December 31, 2009 reflects severance in the form of salary and benefit continuation payments for periods of up to twelve months for employees affected by the restructuring effort as of the close of business on December 31, 2009.

Interest Income/Expense. In 2009, interest income was approximately $0.2 million and interest expense was approximately $0.4 million for a net interest expense of approximately $0.2 million as compared to interest income of approximately $0.4 million and interest expense of approximately $0.7 million for a net interest expense of approximately $0.3 million in 2008. The lower interest expense, during 2009 reflected reductions in the outstanding balance on our RJR debt and lower interest rates. The lower interest income during 2009 reflected the decreased interest earned on available balances in 2009.
Income Tax Benefit/Expense. During 2007 and during the nine months ended September 30, 2008, pursuant to Generally Accepted Accounting Standards we recorded an expense of $2.2 million for the uncertainties of our company’s returns under examination for the years 2001 through 2004. In 2005, our request for a private letter ruling which related to the years under IRS examination was resolved generally in our favor and an amended private letter ruling was issued by the IRS in January 2009. The Amended PLR confirmed that our company’s deductions taken for MSA escrow payments, which were the subject of the IRS ongoing audit for tax years 2001 through 2004 and a pending tax appeal, were fully deductible and appropriate in the years taken. Based on the Amended PLR, we entered into a closing agreement with the IRS which confirmed the deductions taken for those years and, thereafter, the IRS confirmed that our company’s tax returns for the years 2001 through 2004 were correct as filed. As a result of the notification by the IRS in the Amended PLR, we reversed our position of recording this income tax expense as of December 31, 2008, which resulted in a $2.2 million income tax benefit. Due to the operating loss for 2009 we had no income tax expense or benefit to be recognized for last year.
Net Loss. Our company had a net loss of approximately $(22.8) million in 2009 compared to approximately $(18.3) million in 2008. The net loss in 2009 reflects the increased cost related to the trial of the RJR patent infringement case (approximately $3.8 million), increased research cost (approximately $1.5 million) and a $0.1 million loss on the sale of our remaining tobacco curing barns, offset, in part, by a gain of approximately $0.2 million relating to the sale of our Petersburg real estate. The net loss in 2008 reflects the impact of the $0.6 million gain related to the assignment of purchase rights to one of our leased facilities in Chase City, Virginia.
In 2009, our company had basic and diluted net loss per share of $(0.22) compared to basic and diluted net loss per share of $(0.20) in 2008.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Please refer to “Item 5. Selected Financial Data” elsewhere in this Report to view the five-year comparison of our results of operations and selected financial data.
Sales. Gross sales of our dissolvable tobacco products were $0.7 million in 2008, reflecting only a de minimis increase from 2007 gross sales. Net Sales (gross sales reduced by sales returns and allowances, cash discount and promotion expenses such as coupons, buy downs and slotting fees) were unchanged at $0.5 million in 2008 substantially consistent with 2007 levels. The wholesale price per 20-piece pack for our smokeless tobacco products remained unchanged in 2007 and 2008.
In 2007 and 2008 the acceptance of our dissolvable tobacco was adversely impacted by a number of factors, including, among others: (i) lack of consumer familiarity with the products; (ii) the fact that dissolvable tobacco requires a change in habit by smokers, i.e. using a smokeless product rather than a smoked product; (iii) dissolvable tobacco requires Federally mandated smokeless warning labels that may be unfamiliar to and/or misunderstood by cigarette smokers; (iv) the need to develop brand name recognition with consumers; and (v) difficulty in obtaining capital required for large-scale consumer education and marketing directed to adult tobacco users.
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
Historically MSA escrow payments were neither expensed nor accrued for income statement purposes, but the escrow deposits remained the property of our company on our balance sheet. In March 2007, we assigned our company’s rights to the interest earned on the MSA deposits and to any releases of principal in return for a payment of approximately $11.6 million, and we wrote off the value of the MSA escrow deposits at that time. In 2008 we deposited approximately $0.4 million in escrow for cigarette sales for the year ended December 31, 2007. Amounts deposited into escrow in 2008 remain the property of our company, and we receive interest on these deposits.

Total Operating Expenses
Total operating expenses increased approximately $3.7 million, or 24.0%, to $19.2 million for 2008 from $15.5 million in 2007. The increase was due to additional Marketing and Distribution expenses of $0.7 million, General and Administrative expenses of $2.7 million and Research and Development expenses of $0.2 million
•	Marketing and Distribution Expenses. Marketing and distribution expenses for our dissolvable tobacco products were $3.5 million in 2008, an increase of approximately $0.7 million from approximately $2.8 million in 2007, which reflects increased expenses for trade-related promotions of $0.3 million and sales personnel of $0.6 million related to individuals who were reassigned from cigarette sales when that business was discontinued during 2007, partially offset by a reduction in promotional programs directed to consumers of $0.2 million.
•	General and Administrative Expenses. General and administrative expenses were approximately $15.2 million in 2008, an increase of approximately $2.6 million from approximately $12.6 million in 2007. The increase primarily was the result of a $2.8 million noncash charge for stock-based compensation from the issuance of stock options to senior management in May 2008. Legal expenses increased approximately $0.3 million, primarily due to expenses related to the appeal of the rulings issued by the District Court in January and June 2007 and, following the reversal of the those decisions, for pretrial preparation of our patent infringement litigation against RJR. Additionally, in 2008, we had increased executive travel costs of $0.8 million, primarily related to meetings of our Board of Directors and with investors, and reductions in accounting fees of $0.3 million, director fees of $0.1 million, office rent of $0.3 million and other general reductions totaling $0.5 million in the aggregate.
•	Research and Development Expenses. Beginning in 2003 we deferred the initiation and continuation of certain research projects of Star Scientific because of the lack of working capital and expended de minimis amounts on research in 2008 and 2007. We did expend approximately $0.3 million in 2008 in product development initiatives aimed at improving our low-TSNA smokeless tobacco products. Also, since 2007, we have been exploring the development of a range of botanical-based products for the treatment of tobacco dependence, as well as products that would utilize certain MAO agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease and related products through Rock Creek. In 2008, Rock Creek undertook an initial assessment related to the applicability of low-TSNA tobacco for pharmaceutical and related applications.
•	Interest Income/Expense. In 2008, interest income was approximately $0.4 million and interest expense was approximately $0.7 million for a net interest expense of approximately $0.3 million as compared to interest income of approximately $0.8 million and interest expense of approximately $1.3 million for a net interest expense of approximately $0.5 million in 2007. Lower interest expense during 2008 reflected reductions in the outstanding balance of our debt due to our timely principal payments and lower interest rates. The lower interest income during 2008 reflected the decreased interest earned from our MSA escrow accounts as a result of the sale in March 2007 of the interest stream and reversionary interest in the amount deposited into escrow for sales of cigarettes through 2006.
Income Tax Benefit/Expense. During 2007 and during the nine months ended September 30, 2008, pursuant to Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), we recorded an expense of $2.2 million for the uncertainties of our company’s returns under examination for the years 2001 through 2004. In 2005, our request for a private letter ruling which related to the years under IRS examination was resolved generally in our favor and an amended private letter ruling was issued by the IRS in January 2009. The Amended PLR confirmed that our company’s deductions taken for MSA escrow payments, that are the subject of the IRS ongoing audit for tax years 2001 through 2004 and a pending tax appeal, were fully deductible and appropriate in the years taken. As a result of the notification by the IRS in the Amended PLR, we reversed our position of recording this income tax expense as of December 31, 2008, which resulted in a $2.2 million income tax benefit.

Discontinued Operations. We had no discontinued operations in 2008. We recorded a loss for discontinued operations in 2007 of approximately $(0.5) million from the discontinuation of our cigarette operations in June 2007 after licensing our trademarked cigarette brands to Tantus in May 2007. Under the licensing agreement with Tantus, Star Tobacco continued to have the ability to manufacture and sell cigarettes; however, we are focusing our efforts on the manufacture and sale of our dissolvable low-TSNA smokeless tobacco products, as opposed to cigarettes. Marketing and distribution expenses totaled approximately $2.0 million in 2007. In 2007, there was also a write-down of equipment for $22,583, as well as a loss for the transfer of salesperson promotional funds to Tantus of $180,041. We recorded a gain on the sale of the licensing rights under the Tantus license agreement in the second quarter of 2007 based on the present value of the total proceeds to be received of approximately $2.9 million using a discount rate of 9.25% net of a $600,000 payment on the date of the agreement. This resulted in a gain on licensing rights from discontinued operations of approximately $2.4 million which was recognized during 2007.
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
Liquidity and Capital Resources
Our company has been operating at a loss for the past seven years. Our future prospects will depend on our ability to generate and sustain increased revenue levels in future periods. This will largely be dependent on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of our low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and our ability to begin generating significant revenues through royalties from our patented tobacco curing process and from the development of pharmaceutical and non-nicotine nutraceutical products by Rock Creek, which has had no revenue to date. The ability to generate revenues through royalty payments related to our technology for producing low-TSNA tobacco will be dependent upon the success of our ongoing patent infringement lawsuit against RJR, which has been pending since 2001, and a determination that the patents at issue in that case, which are the subject of a reexamination at the U.S. Patent and Trademark Office, are enforceable. See “Item 3. Legal Proceedings.”

As of December 31, 2009, we had a working capital surplus of approximately $7.7 million, which included cash and cash equivalents of approximately $12.4 million. Anticipated future cash needs during 2010 include:
•	litigation costs in connection with the RJR patent infringement trial of approximately $1.6 million;
•	monthly principal and interest payments of approximately $170,000 until August 2010 when the payment increases to approximately $245,000 in connection with the repayment of our long-term B&W debt; and
•	funding of other aspects of our current operations in light of continued operating losses.
We expect to continue to incur losses in connection with the sale of our smokeless tobacco products for the foreseeable future. While the retail trade awareness and acceptance of smokeless tobacco have been increasing year over year, substantially increased consumer sales will be required to reach a breakeven level for these products. Rock Creek has had no revenues to date. However, in 2009 Rock Creek developed a non-nicotine nutraceutical that is intended to temporarily reduce the desire to smoke. It is expected that this product will be introduced for test market in 2010 under the name CigRx™. Given the typical long lead time for federal approval of any pharmaceutical products, we do not expect that Rock Creek will generate any revenues from the sale of pharmaceutical products for the foreseeable future, but rather that Rock Creek will focus its efforts on the research and development aspects of a range of pharmaceuticals, including products having a botanical, tobacco-based component and related non-nicotine nutraceuticals products, assuming sufficient capital can be generated to support such activities.
Since January 1, 2010 through March 15, 2010, our company has received gross proceeds of approximately $13.8 million through various private placements of our securities to certain accredited investors. Absent the exercise of outstanding warrants and options for cash or a substantial improvement in sales and revenues and/or royalties, we believe that this recent funding will support our operations through the first quarter 2011, but that it will be necessary to pursue additional sources of funds during the first quarter of 2011 to support our operations following the first quarter of 2011. Depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that time. There can be no assurance that we will be successful in obtaining such funding at commercially reasonable terms, if at all.
We expect to continue to pursue opportunities for licensing our low-TSNA smokeless tobacco products, expanding the sales and marketing efforts for those products, introducing a non-nicotine nutraceutical product into test market in 2010 and continuing the work of Rock Creek in developing other pharmaceutical and nutraceutical products . While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.
Summary of Balances and Recent Sources and Uses
As of December 31, 2009, we had positive working capital of approximately $7.7 million, consisting of approximately $12.4 million in cash and cash equivalents and approximately $0.1 million of accounts receivable, compared to working capital, of approximately $5.9 million, consisting of approximately $6.5 million of cash and cash equivalents, and approximately $0.1 million in accounts receivable, as of December 31, 2008.
Our statement of cash flows combines the cash flows generated from discontinued operations with the cash flows from continuing operations within each of the three categories shown below. As a result of the licensing agreement with Tantus, our revenues from cigarette sales ceased after June 2007 and our total revenues have decreased significantly as a result of our exiting the cigarette business. However, we had been losing money on our cigarette sales for the two quarters prior to the Tantus transaction, and we have achieved some cash flow savings from the elimination of our discount cigarette operations. The license agreement with Tantus has provided a stable source of cash flow from our trademarked brands. Pursuant to the license agreement, Tantus made an initial payment of $600,000 on the agreement date. Thereafter, Tantus made monthly payments of $100,000 until July 2009 and, since that time, has been making payments of $3,000 per month which will continue through the remaining five years of the agreement. As of December 31, 2009, Tantus has made all payments required by the contract on a timely basis. This transaction was recognized as a sale of licensing rights and was recorded on a discounted cash flow basis in the second quarter of 2007.

Net Cash From Operating Activities. In 2009, approximately $19.0 million of cash was used in operating activities compared to approximately $17.8 million of cash used in operating activities in 2008. The increase is due primarily to higher legal payments for our patent infringement trial against RJR and development expenses associated with our non-nicotine neutraceutical product.
Net Cash From Investing Activities. During 2009, we generated $1.4 million of cash from primarily the sale of our remaining 37 tobacco curing barns, the sale of our Petersburg, Virginia real estate and proceeds from Tantus licensing rights receivable. In 2008, there was approximately $1.1 million of cash generated primarily by proceeds from the Tantus licensing rights receivable.
Net Cash From Financing Activities. During 2009, we generated net cash of approximately $23.5 million from financing activities. Approximately $25.0 million was generated by the exercise of common stock options, warrants and the private placement of common stock and warrants, and partially offset by $1.5 million in the repayment of our long term debt with RJR. In 2008, approximately $14.9 million was generated in financing activities. Of that amount, $16.5 million was generated by the private placement of our common stock and warrants and $0.2 million from the exercise of stock options to purchase common shares. This was offset by $1.7 million for the repayment of our long-term debt with RJR (the remaining entity from the 2004 combination of RJR and B&W) against the principal of our outstanding barn loan.
Net Cash Used in MSA Escrow Payments. In March 2007, we assigned all of our rights to the interest stream and any reversionary interest in the MSA escrow accounts that we deposited for cigarette sales through 2006. While the escrow accounts will remain in our company’s name and be available to satisfy judgments or settlements by the Settling States for twenty-five years after deposit, we no longer receive the interest generated by those MSA escrow accounts and have no right to receive a release of the funds after twenty-five years, to the extent the funds are not used to satisfy judgments or settlements by the Settling States. In 2008, we deposited approximately $0.4 million into escrow for sale of cigarettes in the Settling States in 2007. We will continue to receive the interest earned on the approximately $0.4 million deposited into escrow for 2007 cigarette sales. Given the fact that we discontinued the sale of cigarette in June 2007 and stopped selling cigarettes at that time, we did not have any MSA escrow obligations for cigarette sales in 2008 and 2009. We do not anticipate having any material MSA obligation for cigarette sales in 2010.
Cash Demands on Operations
In 2009, our company had operating losses from continuing operations that totaled $(22.8) million.
In addition, in 2009 we spent a significant amount of money in connection with the development and protection of our intellectual property portfolio, principally in connection with our patent infringement litigation against RJR. We recognize that in order to protect and defend our intellectual property, additional capital will need to be spent in connection with our ongoing patent litigation matters. Also, we will need to budget for expenditures of funds in connection with the anticipated development efforts in regard to tobacco-based pharmaceuticals, non-nicotine nutraceuticals and related products through Rock Creek.
Our inability to improve operations or to raise funds during the next twelve months could have a material adverse effect on our ability to meet our working capital needs and continue operations.
Contingent Liabilities and Cash Demands
B&W Agreements. Under the Restated Master Agreement with B&W, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we currently owe approximately $9.5 million on our long-term tobacco curing barn loan. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly payments that began on January 1, 2006. The debt is unsecured.
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
We are pursuing an appeal in the Federal Circuit Court of Appeals of the judgment entered by the District Court in December 2009 in our RJR patent infringement litigation. We anticipate incurring significant expenses in terms of legal fees and costs in connection with this appeal and the RJR litigation for the foreseeable future.
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
We intend to introduce into test market a non-nicotine nutraceutical (CigRx™) in 2010. If we are not able to obtain product liability insurance for this product, we will have to self insure against any claims relating to product defects or claims arising out of the sale, distribution and marketing of the CigRx™ product.
Internal Revenue Service Examination. In 2004, we were notified that our company’s 2001 tax return had been selected for examination by the IRS. In the course of its conduct of this examination, the IRS expanded the scope of the examination to include all of our company’s returns that had been filed for the years ended December 31, 2002 through 2004. In 2005, our request for a private letter ruling, or PLR, which related to the years under IRS examination, was resolved generally in our favor and an amended private letter ruling, or Amended PLR, was issued by the IRS in January 2009. The Amended PLR confirmed that our company’s deductions taken for MSA escrow payments, which were the subject of the IRS ongoing audit for tax years 2001 through 2004 and a pending tax appeal, were fully deductible and appropriate in the years taken. Based on the Amended PLR, we entered into a closing agreement with the IRS which confirmed the deductions taken for those years and, thereafter, the IRS confirmed that our company’s tax returns for the years 2001 through 2004 were correct as filed. As a result of the notification by the IRS in the Amended PLR we reversed our position of recording this income tax expense as of December 31, 2008, which resulted in a $2.2 million income tax benefit.

Virginia Sales and Use Tax Assessment. In a letter dated October 7, 2004, we received notice from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to us. The sales and use tax assessment plus penalties and interest together, as of December 5, 2009, totaled $1,361,806. We continue to challenge this assessment and have filed a request for reconsideration with the Commissioner of Taxation, and are prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While we are optimistic that our request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed, we will be required to pay the tax, penalties and interest due. We do not believe that it is probable an obligation has been incurred and, as a result, no amounts have been accrued for this cost in the accompanying financial statements.
Recent Transactions and Potential for Additional Financing
On March 5, 2010 we entered into a Securities Purchase and Registration Rights Agreement (the “March 5 Agreement”) with certain accredited investors that were previously issued warrants (each a “Warrant Holder” and collectively, the “Warrant Holders”) exercisable into an aggregate amount of 3,649,007 shares of our company’s common stock, par value $0.0001 per share (“Common Stock”), at an exercise price of $3.50 per share (the “Prior Warrants”).
Pursuant to the March 5 Agreement, we agreed to issue and sell to the Warrant Holders 3,649,007 shares of Common Stock in the aggregate at $1.05 per share and amend each of the Prior Warrants to adjust the exercise price thereof to $1.50 per share (the “Amended Warrants”) for gross proceeds to the Company of approximately $3,831,457 (collectively, the “March 5 Offering”). Other than the adjustment of the exercise price from $3.50 to $1.50 per share, the terms of the Amended Warrants are identical to terms of the Prior Warrants. Additionally, the March 5 Agreement grants the Investors certain registration rights with respect to the Shares purchased pursuant to the March 5 Agreement.
On March 9, 2010, we entered into a Securities Purchase and Registration Rights Agreement (the “March 9 Agreement”) with certain accredited investors that were previously issued warrants (each a “Warrant Holder” and collectively, the “Warrant Holders”) exercisable into an aggregate amount of 3,870,969 shares of our company’s common stock at an exercise price of $2.00 per share (the “Prior Warrants”).
Pursuant to the March 9 Agreement, we agreed to issue and sell to the Warrant Holders 1,754,386 shares of Common Stock in the aggregate at $1.14 per share and amend a portion of the Prior Warrants exercisable into 1,754,386 shares of Common Stock in the aggregate to adjust the exercise price thereof to $1.50 per share (the “Amended Warrants”) for gross proceeds to us of approximately $2,000,000 (collectively, the “First March 9 Offering”). Other than the adjustment of the exercise price from $2.00 to $1.50 per share, the terms of the Amended Warrants are identical to terms of the Prior Warrants. Additionally, the March 9 Agreement grants the Investors certain registration rights with respect to the Shares purchased pursuant to the March 9 Agreement.
On March 9, 2010, we also entered into a Securities Purchase Agreement and Registration Rights Agreement (the “Second March 9 Agreement”) with certain accredited investors (collectively, the “March 9 Investors”), including an executive office of our company (the “Executive), to sell 6,757,506 shares of Common Stock (collectively, the “Shares”) at $1.14 per share and warrants to purchase an aggregate of 6,757,506 shares of Common Stock at an exercise price of $1.50 per share (the “Warrants” and, together with the Shares, the “March 9 Securities”). The offering effectuated by the Second March 9 Agreement is hereinafter referred to as the Second March 9 Offering. In addition to purchasing his respective shares of Common Stock for $1.14 per share, the Executive also paid our company $0.125 per Warrant purchased in the Second March 9 Offering for aggregate gross proceeds to us of approximately $8,000,000. The Warrants are first exercisable six months after the closing of the Second March 9 Offering and expire five years after the date that the Warrants are first exercisable. The Warrants are also callable by us if the price of the Common Stock exceeds $3.00 per share as quoted on an approved market for twenty consecutive trading days. Additionally, the Second March 9 Agreement grants the Investors certain registration rights with respect to the Securities.
On March 10, 2010, we also entered into a Securities Purchase Agreement and Registration Rights Agreement (the “March 10 Agreement”) with an accredited investor (the “March 10 Investor”), to sell 769,230 shares of Common Stock (the “March 10 Shares”) at $1.30 per share and warrants to purchase an aggregate of 769,230 shares of Common Stock at an exercise price of $1.50 per share (the “March 10 Warrants” and, together with the March 10 Shares, the “March 10 Securities”) for gross proceeds to us of approximately $1,000,000. The offering effectuated by the Second March 10 Agreement is hereinafter referred to as the March 10 Offering. The March 10 Warrants are first exercisable six months after the closing of the March 10 Offering and expire five years after the date that the March 10 Warrants are first exercisable. The March 10 Warrants are also callable by us if the price of the Common Stock exceeds $3.00 per share as quoted on an approved market for twenty consecutive trading days. Additionally, the March 10 Agreement grants the March 10 Investor certain registration rights with respect to the March 10 Securities.
On March 12, 2010, we and an Investor in the Second March 9 Offering agreed to amend the Second March 9 Agreement only to reduce each of the number of shares of Common Stock and Warrants purchased by such Investor to 1,754,385 from 4,385,965 (the “Amended Agreement”). After giving effect to the Amended Agreement, the Second March 9 Offering resulted in gross proceeds to us of approximately $2,000,000 and a reduction of the amount of the Second March 9 Offering by approximately $3,000,000.
On March 12, 2010, we also entered into a Securities Purchase Agreement and Registration Rights Agreement (the “March 12 Agreement”) with an accredited investor (the “March 12 Investor”), to sell 1,428,571 shares of Common Stock (collectively, the “March 12 Shares”) at $1.40 per share and warrants to purchase an aggregate of 1,428,571 shares of Common Stock at an exercise price of $1.50 per share (the “March 12 Warrants” and, together with the Shares, the “March 12 Securities”) for aggregate gross proceeds to us of approximately $2,000,000. The offering effectuated by the March 12 Agreement is hereinafter referred to as the March 12 Offering. The March 12 Warrants are first exercisable six months after the closing of the March 12 Offering and expire five years after the date that the March 12 Warrants are first exercisable. The March 12 Warrants are also callable by us if the price of the Common Stock exceeds $10.00 per share as quoted on an approved market for twenty consecutive trading days. Additionally, the March 12 Agreement grants the March 12 Investors certain registration rights with respect to the March 12 Securities.
The offerings referred to above were made only to accredited investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The Company relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated thereunder.
Off-Balance Sheet Arrangements
Our company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
Contractual Obligations
At December 31, 2009, our company’s contractual cash obligations, with initial or remaining terms in excess of one year, were as follows (in thousands):

			Amount of
			Commitment ($)
			Expired By Year
		Less Than 1	Ended December 31, 2009		More than 5
	TOTAL	Year	1-3 Years	3-5 Years	Years
Long-term Debt	$9,499	$1,981	$4,995	$2,523	$—
Operating Leases	$1,350	$148	$280	$264	$658

TOTAL	$10,849	$2,129	$5,275	$2,787	$658

Our company had no purchase commitments as of December 31, 2009.
Employment contracts are not included in the above table—for information on employment contracts with obligations in excess of one year — See “Item 11—Executive Compensation-Employment and Severance Agreements”
Accounting and Reporting Developments
See Footnote 1 to our consolidated financial statements in Item 15 of this filing.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.
Our company’s $9.5 million outstanding debt due to RJR, consisting of long-term loans, bears an interest rate of prime plus 1%. As a result, our company is subject to interest rate exposure on those obligations.

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
Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of December 31, 2009, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.
(b) Management’s annual report on internal control over financial reporting.
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

Management conducted an assessment of the effectiveness of our company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in “INTERNAL CONTROL—INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2009 were effective.
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
Cherry, Bekaert & Holland L.L.P., an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report, which appears on page F-2 of Item 15 of this Report.
(c) Changes in Internal Control Over Financial Reporting.
During 2009 in connection with the evaluation of internal controls described above in paragraph (b) of this Item 9A, we did not identify any areas requiring changes or improvements.

ITEM 9B.	OTHER INFORMATION
On December 4, 2009, we held the annual meeting of our company’s stockholders. The matters voted upon at the meeting and the corresponding results are set forth below. See our company’s current report on Form 8-K filed on December 7, 2009 for additional information.
1.	The election of six directors to hold office until the next meeting of stockholders and until their respective successors have been elected or appointed:

NOMINEE	FOR	WITHHOLD
Dr. Christopher C. Chapman	71,450,858	31,197
Neil L. Chayet	71,425,111	56,944
Paul L. Perito	70,365,543	1,116,512
Leo S. Tonkin	71,319,703	162,352
Alan Weichselbaum	71,327,213	154,842
Jonnie R. Williams	70,606,550	875,505
2.	Approval of an amendment to Certificate of Incorporation.

FOR	AGAINST	ABSTAIN
65,868,093	7,222,843	1,414,871
3.	Ratification of the appointment of Cherry, Bekaert, & Holland, L.L.P. as independent auditors to audit our company’s 2009 financial statements for the year ended December 31, 2009.

FOR	AGAINST	ABSTAIN
73,141,905	923,897	440,005

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following table and text set forth the name, age and positions of each of our directors elected by our common stockholders:

Name	Age	Position
Christopher C. Chapman, Jr., M.D.(1)(2)(3)	57	Director
Neil L. Chayet(2)	71	Director
Paul L. Perito	73	Chairman, President and Chief Operating Officer
Leo S. Tonkin(1)(2)(3)	72	Director
Alan Weichselbaum(1)	45	Director
Jonnie R. Williams	54	Chief Executive Officer

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating Committee.
Set forth below is biographical information for each director of our company.
Christopher C. Chapman, Jr., 57, has served as a member of our Board of Directors since September 2005. Since its inception in 1999, Dr. Chapman has served as Chairman and Chief Executive Officer of Chapman Pharmaceutical Consulting, Inc., which provides expert medical consultation on the development and management of domestic and global product development programs for biotech, pharmaceutical and medical device products. He served as Senior Director of Medical Affairs with Quintiles/BRI, the largest contract research organization in the U.S., from 1995 until 2000. In that capacity, Dr. Chapman had oversight responsibility for the support of new drug applications, clinical studies and device submissions to the FDA for approval. From 1992 until 1994, Dr. Chapman was Medical Director at Regeneron Pharmaceuticals. He currently serves as Chairman of the Chapman Pharmaceutical Health Foundation and is also a member of the Board of Directors of Biovest International, Inc. and Acentia Biopharmaceuticals, Inc. Dr. Chapman is a graduate of the Georgetown University School of Medicine in Washington, D.C.
Dr. Chapman was nominated to serve on our Board of Directors in connection with our company’s increased efforts to expand the acceptance of our very-low TSNA smokeless tobacco products as a viable alternative to more toxic forms of tobacco and at the time that our company was seeking to establish a pharmaceutical subsidiary that would focus on tobacco-based products, including FDA approved cessation products. Dr. Chapman’s training as a physician and his experience in the biotech and pharmaceutical areas, particularly his experience in dealing with new drug applications, clinical studies and device submissions, lead our Board of Directors to conclude that he could provide valuable assistance in connection with the development of both our low-TSNA smokeless tobacco products and the anticipated activities of a new subsidiary that would focus on tobacco-based pharmaceuticals, neutraceuticals and related products. Consistent with Dr. Chapman’s areas of expertise, he has served as a director of our pharmaceutical subsidiary, Rock Creek, since its incorporation in 2007 and has been active in advising our company on issues relating to new drug development and the potential for the expansion of our company’s mission in the area of pharmaceutical and nutraceutical products.
Neil L. Chayet, 71, has served as a member of our Board of Directors since September 2007. Mr. Chayet is President of Chayet Communications Group, Inc., a consulting organization that specializes in building “deep coalitions” to address difficult public policy issues, including those related to health care, addiction and mental health services, energy, and communications. Mr. Chayet is a member of the faculty of the Harvard Medical School, serving in the Department of Psychiatry and at McLean Hospital. He is also a member of the faculties of the Tufts University School of Dental Medicine and the Tufts University Cummings School of Veterinary Medicine, and serves as a member of the Board of the Tisch College of Citizenship and Public Service at Tufts. He is Vice President of the Harvard Law School Association. Mr. Chayet also serves as a member of the Board of MassINC, the Board of Mass. Humanities, and the Board of Associates of the Whitehead Institute for Biomedical Research. He previously served as the Chairman of the Massachusetts Mental Health Institute, Inc., a member of the Research Grants Review Committee for the Studies of Narcotic Drug Abuse at the National Institute of Mental Health, and was a Delegate to the U.N. Conference on Psychotropic Substances, which followed the Single Convention on Narcotic Drugs. Since 1976, Mr. Chayet has hosted a daily radio feature, “Looking at the LawTM,” which is syndicated by CBS, and he frequently lectures on topics related to the intersection of health sciences and the law. Mr. Chayet earned an undergraduate degree from Tufts University in 1960, and a law degree from Harvard Law School in 1963. In April 2007, Mr. Chayet received the Civic Achievement Award from the American Jewish Committee.

Mr. Chayet was nominated to serve on our Board of Directors shortly after our company formed its pharmaceutical subsidiary, Rock Creek. As part of his legal and consulting practice, Mr Chayet for many years has been involved with issues relating to the healthcare field and the intersection of health science and the law. Given the public health aspects of tobacco use, the related mission of our company to reduce the harm associated with tobacco use and the expectation that Congress would eventually grant the FDA authority over tobacco products, our Board of Directors believed that Mr. Chayet could provide unique insight and assistance to our company as we sought to grow our pharmaceutical business and continue the development of very-low TSNA smokeless tobacco products. Like Dr. Chapman, Mr. Chayet has provided valuable counsel and guidance as a member of the Board of Rock Creek, in addition to serving as a member of our Board of Directors.
Paul L. Perito, 73, is our company’s President and Chief Operating Officer and has served in that capacity since November 1999. He has served as a member of our Board of Directors since December 1999 and as the Chairman of our Board of Directors since August 2000. Mr. Perito served as our company’s Executive Vice President, General Counsel, and Chief Ethics Officer from June 1999 through November 1999. Previously, Mr. Perito was a senior partner in the law firm of Paul, Hastings, Janofsky & Walker LLP, or PHJ&W, from July 1991 until June 1999 when he became a senior counsel to the firm at the time he joined our company. Mr. Perito resigned his position as senior counsel to PHJ&W as of March 31, 2001, after serving as National Co-Chair of the White Collar Corporate Defense Practice Group at PHJ&W since 1991, and Chair of the Litigation Department in that firm’s Washington, DC office since 1995. Prior to his re-entry into private practice, he served as Chief Counsel and Deputy Director of the White House Special Action Office on Drug Abuse Prevention from 1971 to 1973. Mr. Perito was confirmed by the Senate for that position in March 1972. From 1970 to 1971, Mr. Perito served as Chief Counsel and Staff Director to the U.S. House of Representatives Select Committee on Crime. Immediately prior to serving the Congress, Mr. Perito was an Assistant United States Attorney in the Southern District of New York, U.S. Department of Justice from 1966 to 1970. Mr. Perito graduated from Tufts University, Magna Cum Laude and Phi Beta Kappa, and from the Harvard Law School. Mr. Perito was a Rotary International Scholar at the Victoria University of Manchester in Manchester, England, and in Lund University, Lund, Sweden, in P.P.E. in 1960-61 before entering Harvard Law School. Mr. Perito graduated from Harvard Law School (LLB/JD), as an Edward John Noble Scholar, in 1964 and was thereafter admitted to the Bar of the Commonwealth of Massachusetts. He is also a member of the District of Columbia Bar and is admitted to practice in numerous federal District Courts, Courts of Appeal, and the United States Supreme Court. Mr. Perito is the President of the Harvard Law School Association of the District of Columbia, a member of the Executive Committee of the Harvard Law School Association, and Secretary to the Harvard Law School Association. He is Chairman of the Harvard Law School Class of 1964 Reunion and Fund Committees, and served as Co-Chair of the World Alumni Congress 2006-2007, and Class Agent for the Harvard Law School Fund 2006-2007. Also, Mr. Perito is Chair of the Harvard Law School 45th Reunion Committee and Co-Chair of the Gift Committee Class of 1964. Mr. Perito is a member of the International Board of Overseers of Tufts University, a former member of the Board of Georgetown Visitation Preparatory School in Washington, DC, and Co-Chair of Corporate Risk Advisors.
Prior to joining our company’s Board of Directors, Mr. Perito had a long and distinguished legal career that focused not only on highly complex litigation matters, but also a variety of health related regulatory and legal matters, including issues relating to addiction and harm reduction as part of his service in the Legislative and Executive branches of government. Given our company’s mission to act as a catalyst for change in the highly regulated tobacco industry, our emerging intellectual property portfolio and our focus on the health aspects of tobacco use, it was evident to our Board of Directors that our company would benefit from having Mr. Perito’s legal skills and expertise in coordinating our company’s intellectual property and litigation efforts as well as his input on how best to interact at the highest levels of the federal government on a wide variety of healthcare and legal issues related to the regulation of tobacco products. In light of the significant legal and regulatory matters facing our company, the need for the type of expertise and experience possessed by Mr. Perito has remained. Additionally, given our increased emphasis on a variety of tobacco-based pharmaceutical products, non-nicotine neutraceuticals and related products and the expanded focus of our company in seeking to reduce the harm related to tobacco use at every level, Mr. Perito’s expertise has become more essential to our company’s business strategy.

Leo S. Tonkin, 72, has served as a member of our Board of Directors since November 1998. He established the Washington Workshops Foundation in 1967, and has served as Founding Director since that time. Since 1999, he also has served as President and Director of Travel Seminars, Inc. He served as a member of the White House Conference on Youth in 1971, Special Assistant to the Chairman of the U.S. House of Representatives Select Committee on Crime, Legal Consultant to the U.S. House of Representatives Higher Education Subcommittee, Minority Counsel to the U.S. House of Representatives Select Committee on Government Research and Executive Director of the Commissioners’ Council on Higher Education in Washington, D.C. He has served as Chairman of the Board of Trustees of St. Thomas Aquinas College and as a Board member of Southeastern University and Immaculata College. He is a vice president of the London, England Federation of Youth Clubs and is an advisor to the Retinitis Pigmentosa Foundation in California. Mr. Tonkin is a graduate of Johns Hopkins University and received his law degree from Harvard Law School. He holds an honorary Doctor of Pedagogy degree from St. Thomas Aquinas College and the State University of New York.
Prior to joining our Board of Directors, Mr. Tonkin had extensive business and legislative experience. He was elected to our Board of Directors at a time when our company first announced its intention to act as a catalyst for change in the tobacco industry, particularly in dealing in the way that tobacco had traditionally been grown and cured. Mr Tonkin’s business and legislative background were viewed by our Board of Directors as providing the type of expertise that would be of assistance to our company as we sought to further our corporate mission to reduce the harm associated with tobacco use at every level, particularly given the highly regulated nature of the tobacco industry and Mr. Tonkin’s familiarity with regulated industries and the legislative and regulatory processes impacting on our industry.
Alan Weichselbaum, 45, has served as a member of our Board of Directors since September 2007. Mr. Weichselbaum is the chief executive officer and chief financial officer of Jesup and LaMont Securities Corp. In October 2005, Mr. Weichselbaum founded Gimmel Partners, LP, an asset management firm in New York, New York, and has served as Chairman and General Partner since that time. Since 1993, Mr. Weichselbaum has worked with both hedge funds and asset management firms in the area of small-cap equities. After receiving an MBA in finance from New York University in 1990, Mr. Weichselbaum spent three years with Philip Morris Capital Corporation, where he was a Manager of Financial Planning and Analysis. From 1986 to 1989, Mr. Weichselbaum was an audit and tax consultant for the small business division at PricewaterhouseCoopers LLP. He also is a member of the board and former president of the Young Israel of Lawrence, Cedarhurst, New York, as well as a member of the board of directors of Tony Power, a therapeutic writing center for youth, in New York. Mr. Weichselbaum, a certified public accountant, received an undergraduate degree in accounting with honors from Queens College in 1986.
Mr. Weichselbaum’s educational background and diverse professional experience in the areas of accounting and finance were deemed by the members of our Board of Directors to uniquely qualify him to serve as a member of our Board. His expertise in these areas has provided a valuable resource to our company, particularly in our capital raising initiatives and the financial analysis of our operations as we have sought to meet the financial challenges of developing a range of innovative tobacco and related products, including pharmaceutical and nutraceutical products through our subsidiary, Rock Creek. Mr. Weichselbaum’s financial, accounting and analytical experience also has proven to be extremely valuable in assessing corporate opportunities and the cost/benefits of proposed initiatives both as a member of our and Rock Creek’s board of directors and, more recently, as Chairman of the Audit Committee of our Board of Directors.
Jonnie R. Williams, 54, has served as our company’s Chief Executive Officer since November 1999 and has served as a member of our Board of Directors since October 1998. Mr. Williams was one of the original founders of Star Tobacco, our company’s wholly owned subsidiary, and served as its Chief Operating Officer and Executive Vice President until July 1999. On July 1, 1999, in order to concentrate on the expanding demands of our company’s sales and new product development, Mr. Williams resigned from his positions with Star Tobacco initially to assume the primary responsibilities of Director of Product Development and Sales of our company and then the position of CEO. Mr. Williams, a principal stockholder of our company, is also the inventor of the StarCured ® tobacco curing process for preventing or significantly retarding the formation of TSNAs in tobacco and tobacco smoke. Mr. Williams has been involved in venture capital start-up bio-tech companies for over a decade where he has been either a major shareholder or a co-founder of the following companies: LaserSight, LaserVision and VISX. Mr. Williams is also one of the owners of Regent Court Technologies LLC and was a principal in Jonnie Williams Venture Capital Corp.

Mr. Williams has played a prominent role in our company since its inception as the inventor of the StarCured® tobacco curing process, as a significant contributor to our company’s product development initiatives relating to our very-low TSNA products and our new product initiates in the pharmaceutical and nutraceutical areas and, since 1999, as our CEO. Also, he has been active in capital raising initiatives and related interactions with investors. Given his activities and skills in these areas, it was evident to our Board of Directors that Mr. Williams’ guidance as a director would be beneficial to our company in each of these areas and in assessing the direction and focus of our company as we have moved forward with our mission of reducing the harm related to tobacco use at all levels.
Executive Officers
The following table sets forth certain information with respect to our executive officers, other than Messrs. Paul L. Perito and Jonnie R. Williams, whose information is set forth above under the caption “ — Directors.”

Name	Age	Position

David M. Dean	50	Vice President of Sales and Marketing
Paul H. Lamb, III	77	President of Star Tobacco, Inc.
Park A. Dodd, III	57	Chief Financial Officer
Robert E. Pokusa	59	General Counsel
Curtis Wright, MD, MPH	60	Senior Vice President, Medical/Clinical Director of Rock Creek Pharmaceuticals, Inc.
Set forth below is biographical information for each executive officer of our company who is not also a director.
David M. Dean, 50, has served as Vice President of Sales and Marketing of our company since November 1999 and as President of Star Tobacco since February 2010. From 1998 to October 1999, he served as a Principal of Group Insurance Concepts of Virginia, L.L.C., an employee benefits consulting firm and an affiliate of Northwestern Mutual. From 1984 to 1998, Mr. Dean was employed with Trigon Blue Cross/Blue Shield in Richmond, Virginia, where he held a variety of executive positions over a 14 year period, including Vice President of the Eastern Region from 1994 to 1996, Vice President of Sales from 1996 to 1997, and Vice President of Sales and Account Management for the Eastern and Western Regions from 1997 to 1998. Trigon Blue Cross/Blue Shield was the largest health insurer in Virginia and was purchased during 2002 by Anthem. Mr. Dean is a graduate of Elon College.
Paul H. Lamb, III, 77, served as President of Star Tobacco from 1998 until February 1, 2010 at which time he retired from that position. He served in the same capacity from 1990 to 1994. He also has served as a director of Star Tobacco since 1990. Mr. Lamb served as a consultant to our company from 1994 until assuming his current position in December 1998. From 1986 to 1990, Mr. Lamb founded and operated Lamb Services, Ltd., an engineering consulting firm, and from 1958 to 1986 he was employed with Brown & Williamson Tobacco Corporation where he held a variety of engineering positions. Mr. Lamb served as a director of the Southside Regional Medical Center in Petersburg, Virginia, for twenty-six years. Mr. Lamb graduated from the Virginia Military Institute with a degree in civil engineering.
Park A. Dodd, III, 57, has served as our company’s Chief Financial Officer, Treasurer, and Assistant Secretary since October 2007. Mr. Dodd was a special advisor to our company from May 2007 until assuming the role as Chief Financial Officer in October 2007. Mr. Dodd’s experience includes a thirty-year career in strategic financial planning and accounting. From 1980 to 2000 he held a number of management positions with Philip Morris, Inc. with increasing responsibilities in accounting and reporting, business decision support, financial planning and analysis during that time, including his service as Senior Manager and Director of Financial Planning and Analysis from 1992 to 1998 and Director of Finance Reengineering and Technology Upgrade from 1998 to 2000. Mr. Dodd was special advisor to the Chief Financial Officer of the United States Olympic Committee during 2000, and from 2001 to 2005 he served as Director in Accounting and Reporting of Capital One Financial Corporation in Richmond, Virginia. Between 2005 and the end of 2009, Mr. Dodd was a partner with Tatum, LLC, a national executive services firm that specializes in providing interim financial leadership to client organizations. Mr. Dodd received an undergraduate degree in Accounting from Virginia Tech in 1975 and an MBA from Virginia Commonwealth University in 1986.

Robert E. Pokusa, 59, has served as our company’s General Counsel and Secretary since March 2001. From 1991 until joining our company, he was associated with Paul, Hastings, Janofsky & Walker LLP during which time he worked on a number of matters for our company and concentrated his practice in the areas of complex civil litigation and administrative law. From 1980 to 1991, Mr. Pokusa was associated with the law firms of Perito, Duerk & Carlson; Finley, Kumble, Wagner, Hiney, Underburg, Manley, Meyerson & Casey, and Washington, Perito and Dubuc. Mr. Pokusa received his Bachelor of Arts Degree from Montclair State University and his law degree from The American University, Washington College of Law. He is a member of the Virginia and District of Columbia bars.
Curtis Wright, MD, MPH, 60, has served as Senior Vice-President, Medical/Clinical Director of our pharmaceutical subsidiary, Rock Creek Pharmaceuticals, Inc. since February 2008. Dr. Wright previously served as Vice President of Clinical and Regulatory Affairs for Adolor Corporation from 1997 to 1998, and Executive Director, Medical Affairs and subsequently Executive Director of Risk Assessment for Purdue Pharma from 1998 to 2004. Immediately prior to joining Rock Creek Pharmaceuticals, Inc., Dr. Wright served as Executive Vice President for Risk Management and Regulatory Affairs at Javelin Pharmaceuticals, Inc., Cambridge, MA from 2004 to 2008. Dr. Wright’s career at the FDA, from 1989 through October 1997, included multiple senior scientific positions in the Center for Drug Evaluation and Research, including Deputy Director and subsequently Acting Director of his division. Dr. Wright received his medical degree, with distinction, from George Washington University and received a master’s degree in Public Health from the John Hopkins University.
Section 16 (a) Beneficial Ownership Reporting Compliance
Section 16 of the Securities Exchange Act of 1934, as amended, requires directors and executive officers and persons, if any, owning more than ten percent of a class of our company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our company’s equity and equity derivative securities. Based solely upon a review of the copies of such reports and written representations from reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with on a timely basis for the year ended December 31, 2009.
Code of Ethics
We have adopted a Code of Ethics that applies to all of our company’s directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. We have filed a copy of this Code of Ethics as Exhibit 14.1 to this Report. We also have made the Code of Ethics available on our company’s website at: www.starscientific.com. Information contained on our website is not part of this Report and is not incorporated in this Report by reference.
Audit Committee
We currently maintain an Audit Committee. The Audit Committee has responsibility for the appointment of our independent registered public accountants, reviews our internal accounting procedures and financial statements, and consults with and reviews the services provided by our independent registered public accountants, including the results and scope of their audits. The Audit Committee is currently comprised of Messrs. Chapman, Tonkin and Weichselbaum (Chairman), each of whom are independent under the applicable rules of the Securities and Exchange Commission and The NASDAQ Global Market. The Board of Directors has determined that Mr. Weichselbaum qualifies as an “Audit Committee Financial Expert” as defined by the rules of the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Our company’s named executive officers include Jonnie R. Williams, our CEO, Park A Dodd, III, our CFO, Paul L Perito, our Chairman, President and COO, Robert E. Pokusa, our General Counsel, David M. Dean, our Vice President of Sales and Marketing and Dr. Curtis Wright our Senior Vice President, Medical/Clinical Director of our pharmaceutical subsidiary, Rock Creek (collectively, the “Named Executives”). The following discussion summarizes the compensation awarded to the Named Executives during 2009.
Overview
Our company’s mission has been, and continues to be, to reduce the harm associated with the use of tobacco at every level. In fulfilling that mission we have sought to reduce the range of serious health hazards associated with the use of smoked and smokeless tobacco products by reducing the toxins in the tobacco leaf; offering less toxic alternatives to traditional tobacco products; demonstrating the viability of our less toxic tobacco technology; and sublicensing that technology to the tobacco industry. Also, since 2007, we have been pursuing the development of related pharmaceutical products that are designed to treat tobacco dependence and a range of neurological conditions and non-nicotine nutraceutical products that may assist persons who have ceased using tobacco or who are in the process of stopping tobacco use maintain a balanced metabolism.
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
In its structure and functioning, our company’s goal has been to act as a disruptive force in the tobacco industry, and to challenge many of what we believe are preconceived assumptions that have governed the manufacture and sale of tobacco products over a number of decades. As we worked to achieve these objectives, we initially utilized our company’s existing cigarette business as a platform to provide a base of financial support for our intellectual property, licensing and development initiatives, and as a demonstration vehicle for the manufacture and sale of a range of low-TSNA tobacco products and related pharmaceutical and non-nicotine nutraceuticals. However, in May 2007, we licensed three of our company’s cigarette trademarks on an exclusive basis in return for licensing fees to be received over the term of the license agreement and, in June, 2007, we ceased manufacturing any cigarette products. Currently, we are focusing our tobacco operations on the sale of our company’s dissolvable low-TSNA smokeless tobacco products, ARIVA ® and STONEWALL Hard Snuff ®. Also, we are pursuing approval from the FDA of a related product Ariva- BDL™ that has levels of the carcinogenic TSNA comparable to those found in nicotine replacement therapy products as a “modified risk tobacco product” under the recently enacted Family Smoking and Prevention Control Act of 2009 and expect to file a similar application for a Stonewall-BDL ™ product in 2010. Consistent with these goals, in 2007 we also incorporated our pharmaceutical subsidiary to pursue the development of botanical based products for the treatment of tobacco dependence, pharmaceutical products that would utilize certain MAO agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression and non-nicotine nutraceutical products that may assist persons who have ceased using tobacco or who are in the process of stopping tobacco use maintain a balanced metabolism.
We have also sought to develop a sophisticated superstructure for our innovative technology-based, company that could interact at all levels of the government, regulatory, medical and industrial sectors on a broad range of issues relating to the health impact of tobacco, the regulation of emerging forms of potentially less hazardous tobacco products and the development of tobacco based pharmaceutical products and related products such as non-nicotine nutraceuticals. To achieve this objective, our company sought a Chief Executive Officer, or CEO, in 1999 who could oversee our company’s existing business and facilitate the kind of capital raising initiatives and investor support necessary to promote an aggressive and far-ranging approach to the issues facing the tobacco industry. At the same time, our company made efforts to identify and hire a President and Chief Operating Officer, or COO, with a substantial legislative, regulatory and litigation background and who had relationships with the relevant scientific and research communities that are critical to our goals and objectives. We felt that this individual should be able to coordinate our company’s intellectual property and litigation efforts, interact at the highest levels of the federal government on a wide variety of health and legal issues involved in the regulation of tobacco products, and be in a position to enlist other individuals as employees and consultants to assist in those initiatives. We also worked to staff key executive positions in sales and marketing, finance, legal, investor relations and medical research with individuals who would complement our company’s senior management and provide a level of expertise that would minimize the need to procure those services through external third parties. Because we set out to be a force for change in the tobacco industry, we understood that our company needed to be able to attract and maintain a high-caliber group of executives to further these goals and objectives.

Our mission over the years has been to challenge and transform the constructs relating to cigarettes and tobacco use generally. In this respect, our long-term focus has been, and continues to be, the research, development, and sale of products, particularly very low-TSNA smokeless tobacco products that expose adult tobacco users to lower levels of toxins, non-nicotine products that provide viable alternatives to tobacco products and tobacco-based pharmaceutical products for the treatment of tobacco dependence and other diseases. We also continue to focus on the licensing of our company’s low-TSNA technology.
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
Over the last seven years our company has experienced operating losses on an annual basis, and, accordingly, prior to 2008, we had chosen to limit compensation of our executive officers to base salary and benefits. As a result, we have not utilized an incentive-based compensation structure as a means of determining levels of compensation for our executive officers or other employees. Except for nominal amounts, and for an initial signing bonus in the case of Curtis Wright, MD, MPH who joined our company in March 2008 as Senior Vice President, Medical/Clinical Director of Rock Creek, no cash bonuses have been paid to executive officers since 2002. From 2003 until May 2008, we did not issue any stock options or stock grants to our company’s executive officers, except as noted below in the case of Park A. Dodd, III and Dr. Wright, in each case upon their commencement of service to our company. In May 2008, we did award stock option grants to Jonnie R. Williams, our company’s CEO, Paul L. Perito, our company’s President and COO, Robert E. Pokusa, our company’s General Counsel, Mr. Dodd, our company’s CFO, and Sara Troy Machir, our company’s Vice President of Communications and Investor Relations.
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
Our Board of Directors has provided its Compensation Committee the primary authority to determine the compensation awards available to our company’s executive officers and the Compensation Committee, in turn, makes recommendations on compensation levels to the Board after undertaking an analysis of appropriate levels of compensation for the executive officers. To aid the Compensation Committee in making its determinations, on a yearly basis the Compensation Committee is provided an analysis of the compensation levels of its executive officers based on the review of job functions and job responsibilities that have been assumed by particular executive officers and compensation ranges available in comparable positions for individuals with like training and experience. The analysis is prepared by our company’s General Counsel working with our COO. Our CEO and COO also provide recommendations, as appropriate, regarding compensation for all executive officers, including themselves. Our company has not engaged a compensation consultant to undertake this analysis. Given our company’s unique position as a force for change in the tobacco industry, we have not used benchmarks from the tobacco industry in setting compensation levels for our company’s most senior executives, since the unique nature of our business does not easily lend itself to comparisons with tobacco industry indices. Instead, the Compensation Committee has informally considered general market information for similar senior level executives in setting base compensation. Given our decision in recent years to limit compensation to base salary and benefits, our company’s focus has been on salary levels and benefits for executives in the manufacturing sector in the relevant geographic markets (Richmond, Virginia, Washington, DC and Boston, Massachusetts). We have utilized a comparison to the manufacturing sector since our company has, to date, generated income from the sale of tobacco products, and since 2007 exclusively low-TSNA smokeless tobacco products. In the future, we intend to manufacture pharmaceuticals and related products such as nutraceuticals and expect to put into test market a non-nicotine nutraceutical in 2010, so that going forward we will consider the appropriate industry comparison based on the mix of products being sold by our company. In the case of our company’s COO and General Counsel the Compensation Committee also has undertaken an analysis of compensation for senior partners at major law firms in the Washington, DC area, given the background of our CEO and General Counsel in the litigation, regulatory and legislative areas and their active involvement in implementing and coordinating our company’s activities in these areas. The general market information is publicly available aggregated pooled data and, while the Compensation Committee reviews the general market information, it does not see the identity of any of the surveyed companies. Further, the analysis has focused on the extent to which executive officers have assumed multiple functions relating to various aspects of our company’s mission and long-term objectives that in different circumstances likely would have been assumed by other employees. Also, the Compensation Committee considers other factors such as the seniority of its senior executives, and for newer hires, the executive’s base salary at his/her prior place of employment, the duties and responsibilities that the individual will be assuming, the availability of other well-qualified candidates that would be available to carry out our company’s goals and objectives, and the compensation level a potential executive would be able to demand in a similar position with another company or institution. The Compensation Committee reviews the information provided by management and makes its recommendation to the Board of Directors with respect to appropriate compensation levels.
In 2009, except with regard to Dr. Wright, with whom our company entered into an employment agreement in 2008 described below, the Compensation Committee has recommended and the Board of Directors has approved the continuation of salary and benefits for our Named Executives on a month-to-month basis in accordance with employment agreements that have expired or are continuing on a month-to-month basis, without any bonus or stock awards. Given the losses suffered by our company in 2009 and the adverse jury verdict in our RJR patent litigation, management has not recommended any form of cash bonuses or stock awards for 2009 and the Compensation Committee and the Board have concurred in that recommendation. Previously, the Compensation Committee had anticipated entering into new employment agreements with our Named Executives since it is believed that such agreements will assist it in attracting and retaining qualified executive officers, but our company is not pursuing those plans at the present time.
Base Salary
In 2009, the base salary for each of our company’s named executive officers was set in accordance with the terms of contracts that were entered into in years prior to 2008 and which have been continued on a month-to-month basis, or entered into in 2008 for Dr Wright. As discussed above, in assessing compensation levels for all executive officers, the Compensation Committee has focused on the extent to which executive officers have been assuming multiple functions relating to our company’s mission and long-term objectives. It also has considered salary levels and benefits for executives in the manufacturing sector in the relevant geographic markets (Richmond, Virginia, Washington, DC and Boston, Massachusetts) and, in the case of our company’s COO and General Counsel, compensation levels for senior partners at major law firms in the Washington, DC area.
Ancillary Bonuses
In 2008, an initial signing bonus in the amount of $100,000 was paid to Dr. Curtis Wright at the time he joined our company as Senior Vice President, Medical/Clinical Director of Rock Creek, our wholly owned subsidiary. Under his employment agreement, Dr. Wright would have been entitled to a performance bonus in the amount of $100,000 in the event the FDA did not impose a clinical hold on the initiation of a Phase 1 Clinical study for a tobacco-based drug product or any other pharmaceutical for the treatment of smoking or smokeless tobacco cessation within eighteen months from the date of his employment agreement. The bonus provision in Dr. Wright’s agreement expired in August 2009. The bonus and performance bonus provision were provided as an inducement for Dr. Wright to leave his then current employment situation and assume the role as Medical/Clinical Director of our newly incorporated subsidiary. In January, 2010 we entered into a new employment agreement with our CFO at the time he transitioned fully from Tatum Partners LLC. Under this agreement, it is expected that Mr. Dodd will receive salary payments comparable to those that he received in 2009. Also, under his employment agreement, management has agreed that, to the extent a cash bonus or stock award is made to our CEO or COO, it would recommend to the Board/Compensation Committee that it consider a similar type of award to the CFO taking into account the differences in annualized salary and the contribution of the CFO to our company’s success that resulted in the award to the CEO or COO.

On an annual basis, we have paid an ancillary holiday bonus in the amount of $1,500 to executive officers, except for our company’s CEO, COO and at times our CFO. An identical bonus has been paid to our other employees. Such bonuses have been paid as part of a long-standing holiday bonus policy and are not based on executive officers meeting achievement or performance goals.
Discretionary Equity Incentive Awards
Our executive officers, along with our other employees, are eligible to participate in the award of stock options or restricted stock grants or stock appreciation rights under our 2000 Equity Incentive Plan and our 2008 Incentive Award Plan. However, to date we have only granted stock options and not shares of restricted stock or stock appreciation rights. In October 2007, Mr. Dodd was granted options to purchase up to 250,000 shares of Common Stock in connection with his appointment to the position of CFO, Treasurer and Assistant Secretary of our company. Of the 250,000 stock options granted, 90,000 options vested on October 10, 2007 and 80,000 options vested on October 10, 2008 and on October 10, 2009 respectively. In February 2008, Dr. Wright was granted options to purchase 200,000 shares of Common Stock in connection with his appointment to the position of Senior Vice President, Medical/Clinical Director of Rock Creek. Of the 200,000 stock options granted, 100,000 options vested on Dr. Wright’s first day of employment and 50,000 options vested on February 26, 2009 and February 26, 2010 respectively. These levels of option grants are similar in level to grants made to other executive officers of our company upon their commencement of employment with us. Neither of the discretionary equity incentive awards was granted based on the achievement of performance goals, but rather to provide incentives for future performance, as an additional incentive to have these individuals accept positions with our company and to align the interests of these individuals with the interests of our shareholders.
During 2009, we did not issue any options or make any stock awards to any of our Named Executives. At December 31, 2009, there were 4,555,200 options issued and outstanding with a weighted average exercise price of $2.28 per share.
Benefits Plans
In order to attract and retain individuals who are capable of carrying out and enhancing our mission, we have provided certain benefits and perquisites to our senior executives that are comparable to those generally available to senior management and were available to those executives in previous positions. In the case of our CEO and COO these benefits and perquisites have included the items listed below. Where noted, such benefits also have been provided to other executive officers:
•	reimbursement for life insurance coverage in the amount of $10 million for our company’s CEO, $5 million for our COO and $1 million for our General Counsel;

•	additional disability insurance for our COO and General Counsel;

•	a Company automobile and reimbursement for all costs associated with the operation of the automobile for our company’s CEO and COO and reimbursement of automobile expenses for our company’s Vice President of Sales and Marketing;

•	monthly or annual club membership dues for our company’s CEO and COO;

•	a mobile phone and phone costs for our company’s CEO, COO, CFO and Vice President of Sales and Marketing; and

•	reimbursement for the cost of outside counsel retained by our company’s CEO and/or COO in connection with advice and counsel related to the negotiation, drafting, and execution of their employment agreements.

Employment and Severance Arrangements
The executive employment agreements with Messrs Williams and Perito that had contained severance provisions have expired and, as a result, those provisions are no longer in effect. The executive employment agreement with Mr. Dean was modified to eliminate any severance payments when his contract was continued on a month-to-month basis after expiration and in connection with the decision to limit Mr. Dean’s compensation to his base salary payments and benefits. We did not seek to renew certain terms in these prior agreements as we chose to limit the compensation of our executive officers to base salary and benefits only, in light of operating losses that we had been experiencing. While we have not entered into new employment agreements with these executive officers, we believe that such written agreements are in the best interest of our company to attract and retain qualified executive officers. We previously entered into employment agreements with our named executive officers that provided for incentive awards and severance payments as additional inducements to attract prospective executive officers to our company and to provide such individuals with assurances of continued salary and benefits in the event of the termination of their employment relationship. Absent such provisions, we believe that we would have difficulty attracting and retaining the type of executive officers that we believe are critical to our mission and long-term objectives. Accordingly, we intend to enter into new executive employment agreements with our executive officers in the future, although we have deferred entering into new agreements for the time being except in the case of the Executive Employment Agreement we entered into with Park Dodd, our CFO, in January 2010 at the time he transitioned fully from Tatum Partners, LLC. When we are in a position to enter into new contracts with our other executives in the future, it is expected that such contracts will be for multiple-year terms and will contain provisions for base salary, and provisions covering a combination of some or all of bonuses, equity incentive awards and severance provisions.
Under the terms of Mr. Pokusa’s employment agreement, at the conclusion of the initial three-year term in 2004, the agreement continued in place, but on a month-to-month basis. Pursuant to the terms of his employment agreement, Mr. Pokusa is entitled to severance payments equal to six months salary in the event of his termination without cause. Those payments would be due on a monthly basis. Mr. Pokusa’s employment agreement has not been modified to eliminate severance because the agreement has continued under its original terms, although on a month-to-month basis. In December 2008, Mr. Pokusa’s employment agreement was modified to ensure that the severance payments complied with the requirements of Section 409A of the Internal Revenue Code.
Under the terms of Dr. Wright’s employment agreement he is entitled to severance payments equal to all salary that would be due under his agreement through the end of its term and all accrued vacation in the event the agreements is terminated without cause or for “Good Reason”, as defined in the agreement. Any severance payments would be made at the same time and in the same manner as salary payments would have been paid to Dr. Wright during the term of his agreement. Under the terms of Mr. Dodd’s employment agreement he is entitled to severance payments equal to six months base salary, based on his average salary over the past twelve months or lesser period as applicable, in the event the agreements is terminated without cause or for “Good Reason”, as defined in the agreement. Any severance payments would be made at the same time and in the same manner as salary payments would have been paid to Mr. Dodd during the term of his agreement. Under the prior agreement with Mr. Dodd through Tatum Partners LLC he was not entitled to any severance payments in the event of the termination of his employment.
Under the employment agreements with Messrs. Dean, Dodd, Pokusa and Wright, these executive officers are subject to noncompetition covenants following the termination of employment as well as covenants relating to the treatment of confidential information disclosed to them during their employment with our company. The noncompetition covenants prohibit the executive officers from owning a company or accepting employment with an entity that competes in the same field as our company or soliciting business of the same or similar type being carried on by our company for a period of one year following termination of employment.

Taxation of Executive Compensation
We seek to compensate our executive officers in a manner that is tax effective for our company. As appropriate, we seek to structure these compensation arrangements, to the extent applicable, to comply with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended.
Compensation Committee Report
The Compensation Committee held three meetings during fiscal year ended December 31, 2009. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has determined that the level of compensation of our executive officers is appropriate given their experience, job responsibilities and the diverse management roles that have been assumed by the executive officers. In particular, our company’s CEO has responsibility for the overall management of our new product development efforts, our low-TSNA smokeless tobacco products, capital raising initiatives and related interactions with investors. Our COO has overall responsibility for all aspects of our litigation, regulatory, and legislative initiatives, including our patent infringement litigation against RJR, and for drug development efforts of Rock Creek as its CEO. Given the continued losses suffered by our company, the Compensation Committee will undertake a further review of compensation levels for the Company’s Named Executives in mid-2010. The Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.
Christopher C. Chapman, M.D. (Chairman)
Leo S. Tonkin, Esquire
Neil L. Chayet, Esquire
The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, as amended (together, the “Acts”), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Acts.
The following table summarizes the compensation paid to the Named Executives employed by our company during 2007, 2008 and 2009, for services rendered in all capacities to our company and its subsidiaries.
SUMMARY COMPENSATION TABLE

					All Other
		Salary	Bonus	Options	Compensation
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)		Total($)
Jonnie R. Williams	2007	1,000,000	—	—	114,246		1,114,246
Chief Executive Officer	2008	1,000,000	—	806,650	52,423		1,859,073
	2009	1,000,000	—	—	80,582	(3)	1,080,582

Park A. Dodd, III	2007	160,000	—	234,375	40,200		434,575
Chief Financial Officer	2008	236,400	1,500	66,630	52,500		357,030
	2009	202,350	1,500	—	54,930	(4)	258,780

Paul L. Perito	2007	1,000,000	—	—	90,763		1,090,763
Chairman, President and	2008	1,000,000	—	832,875	141,662		1,974,437
Chief Operating Officer	2009	1,000,000	—	—	152,694	(5)	1,152,694

David M. Dean	2007	295,054	1,500	—	21,612		318,666
Vice President of Sales and Marketing	2008	295,054	1,500	—	42,041		338,595
	2009	295,054	1,500	—	37,159	(6)	333,713

Robert E. Pokusa	2007	385,000	1,500	—	16,248		402,748
General Counsel	2008	385,000	1,500	299,835	18,781		705,116
	2009	385,000	1,500	—	18,937	(7)	405,437

Curtis Wright, MD	2007	—	—	—	—		—
Senior Vice President,	2008	236,538	101,500	292,000	8,827		638,865
Medical/Clinical Director,	2009	300,000	1,500	—	10,987	(8)	312,487
Rock Creek

(1)	Represents our company’s yearly Holiday bonus of $1,500 paid to all employees, except the CEO, COO and with respect to Dr. Wright, the $100,000 signing bonus paid in 2008.

(2)	Amounts represent the grant date fair value of the stock options issued in the respective year. For the assumptions used in calculating the value of this award, see Note 8 to our consolidated financial statements included in Item 15 of this Report.

(3)	Represents $35,545 in automobile expenses and $45,037 in life insurance premiums.

(4)	Includes $300 additional per day payments to Tatum, LLC to cover Mr. Dodd’s benefits and costs. The agreement with Tatum provided that Mr. Dodd would be employed by our company as its CFO but certain of his benefit costs would be provided through Tatum.

(5)	Represents $42,754 in automobile expenses and $109,939 in life and disability insurance premiums.

(6)	Represents $24,392 in automobile expenses and $12,767 of matching contributions by our company under its 401(k) Plan.

(7)	Represents $7,831 in life and disability insurance premiums and $11,106 of matching contributions by our company under its 401(k) Plan.

(8)	Represents matching contributions by our company under its 401(k) Plan.
Grants of Plan Based Awards During 2009
There were no grants to our executive officers under our company’s 2000 Equity Incentive Plan or 2008 Incentive Award Plan in 2009. As a result, we have not included a table setting forth any such grants.
Outstanding Equity Awards at Fiscal Year
The following table provides information regarding the stock options held by the Named Executive Officers as of December 31, 2009, including the unexercised and unvested stock option awards. All stock options were fully vested as of December 31, 2009, except for Dr. Wright’s, of which 50,000 vested on February 26, 2010.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option
	Unexercised	Unexercised	Exercise	Option
	Options (#)	Options (#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Jonnie R. Williams	125,000	—	$1.89	5/6/13
	500,000	—	$1.72	5/6/18

Park A. Dodd, III	250,000		$1.19	10/10/17
	50,000	—	$1.72	5/6/18

Paul L. Perito	625,000	—	$1.72	5/6/18

David M. Dean	350,000	—	$4.00	10/6/10

Robert E. Pokusa	50,000	—	$1.47	3/30/11
	200,000	—	$1.12	5/31/12
	225,000	—	$1.72	5/6/18

Curtis Wright, MD	150,000	50,000	$1.84	2/26/18

Option Exercises and Stock Vested
The following table provides information on the exercise of a stock option grant to Paul Perito, our Chairman. None of the remaining Named Executives exercised any stock options during the year ended December 31, 2009.

	Number of shares	Intrinsic Value
	Acquired on	Realized on
Name	Exercise of Options	Exercise($)(1)
Paul L. Perito	1,000,000	$3,350,000

(1)	The reported dollar value is the difference between the option exercise price and the market value of the underlying shares on the date of exercise multiplied by the number of shares covered by the option.
Potential Payments Upon Termination or Change of Control
Except for Mr. Pokusa, Dr. Wright and Mr. Dodd, none of the Named Executives are entitled to severance upon a termination of employment or any severance or benefits in connection with a change of control of our company or any of its affiliates. The employment agreements for the Named Executives are described above under the section titled “Employment and Severance Arrangements”. The following chart sets forth the severance Mr. Pokusa, Dr. Wright and Mr. Dodd would be entitled to receive upon certain terminations of employment, assuming the relevant event occurred on December 31, 2009.

Name	Description of Severance	Termination without Cause
Robert E. Pokusa(1)	Salary Continuation	$192,500
Dr. Curtis Wright, MD(1)	Salary Continuation	$350,000
Park A. Dodd(1)	Salary Continuation	$100,000

(1)	Messrs. Pokusa, Wright and Dodd would also be entitled to receive the above salary continuation payments upon a termination of employment by them for “Good Reason,” as defined in their employment agreements to generally mean (i) a material diminution in their position, duties, responsibilities, functions or status with us, or the removal, or our failure to re-elect them to, any of such positions, (ii) a material reduction by us of their base salary or benefits or (iii) any other material breach by us of their employment agreement, which breach is not cured within 20 days of notice.
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
Messrs. Chapman, Chayet, Tonkin, and Weichselbaum have been designated as Independent Directors. This designation of independence is intended solely for the purpose of clarifying which directors are entitled to compensation for their services as directors. Directors not designated as Independent Directors generally are those who in the past have been employees of our company, or who have waived their right to receive director compensation. Directors who are employees of our company receive compensation in their capacity as employees but do not receive any compensation for board or committee meetings, nor do they receive the “options package” made available to individuals serving as Independent Directors. Our CEO does not, and has not, served as the Chairman of our Board of Directors. Since 2000 our Chairman has been Mr. Perito, who serves as our Company’s President and COO.
The following table sets forth, for our company’s Independent Directors, certain information regarding fees earned and equity awards granted during the year ended December 31, 2009.

	Fees Earned or
	Paid in Cash	Option Awards	Total
Name	($)(1)	($)(2)	($)
Christopher C. Chapman, MD	$76,500	$40,925	$117,425
Neil L. Chayet, Esquire	$53,000	$46,429	$99,429
Marc D. Oken(3)	$46,500	$39,650	$86,150
Leo S. Tonkin, Esquire	$72,500	$30,860	$103,360
Alan Weichselbaum	$46,500	$46,429	$92,929

(1)	This column represents the amount of compensation earned by each Independent Director during 2009.

(2)	Amounts represent our company’s compensation cost recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009, in accordance with generally accepted accounting principles, but disregarding forfeitures related to service based vesting. All options vested on the date of the grant, therefore, the value of the option awarded represent the aggregate grant date fair value. For the assumptions used in calculating the value of this award, see Note 10 to our consolidated financial statements included in Item 15 of this Report. The amounts set forth in this column reflect our company’s accounting expense for these awards and do not correspond to the actual value that may be realized by the Independent Director receiving the award.

(3)	Mr. Oken did not stand for re-election to the Board at the annual meeting held on December 4, 2009.
The following represents the number of options granted to each Independent Director in 2009 and the total number of options held by each Independent Director as of December 31, 2009.

			Option	Option
	Options	2009 Vested	Exercise Price	Expiration
Name	Granted 2009	Options	($)	Date	Total Options
Christopher C. Chapman, M.D.	50,000	50,000	0.98	9/22/19	250,000
Neil L. Chayet, Esquire	50,000	50,000	0.98	9/7/19	161,200
Marc D. Oken(1)	50,000	50,000	0.95	10/11/19	250,000
Leo S. Tonkin, Esquire	50,000	50,000	0.74	11/20/19	450,000
Alan Weichselbaum	50,000	50,000	0.98	9/7/19	150,000

(1)	Mr. Oken did not stand for re-election to the Board at the annual meeting held on December 4, 2009.
Compensation Committee Interlocks and Insider Participation
In 2009, there were no interlocking relationships existing between our company’s Board of Directors and the compensation committee of any other company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth as of March 15, 2010 certain information with respect to the beneficial ownership of our company’s common stock by each beneficial owner of more than 5% of our company’s voting securities, each director and each Named Executive Officer, and all directors and executive officers of our company as a group. As of March 15, 2010, there were 119,403,888 shares of our company’s common stock outstanding.

	Shares
	Beneficially	Percentage
Name	Owned(1)	Owned(2)
Named Executive Officers
David M. Dean(3)	602,842	*
Park A. Dodd(4)	310,000	*
Paul L. Perito(5)	2,505,000	2.1
Robert E. Pokusa(6)	499,199	*
Jonnie R. Williams(7)	17,894,660	14.8
Curtis Wright, MD(8)	200,000	*

Directors Who Are Not Named Executive Officers
Christopher C. Chapman, Jr., M.D.(9)	250,000	*
Neil Chayet(10)	161,200	*
Leo S. Tonkin(11)	450,000	*
Alan Weichselbaum(12)	150,000	*
All directors and executive officers as a group (11 Persons)	23,022,901	18.7

Other Beneficial Owners of 5% or More of the Outstanding Common Stock of the Company
Tradewinds Investment Management LP(13)	17,573,867	14.3
Iroquois Master Fund (14)	7,298,014	5.9

*	Denotes less than 1% beneficial ownership.

(1)	Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them. Unless otherwise noted, the address for each of the above stockholders is c/o Star Scientific, Inc., 4470 Cox Road, Glen Allen, Virginia 23060.

(2)	The “Percentage Owned” calculations are based on the outstanding shares of Common Stock as of March 15, 2010.

(3)	Includes 251,742 shares held by Mr. Dean, 350,000 shares that Mr. Dean has the right to acquire upon exercise of stock options, and 1,100 shares owned by Mr. Dean’s spouse.

(4)	Includes 300,000 shares that Mr. Dodd has the right to acquire upon exercise of stock options and 10,000 shares held by Mr. Dodd

(5)	Includes 1,831,000 shares held by Mr. Perito, 625,000 shares which Mr. Perito has the right to acquire upon exercise of stock options, and an aggregate of 49,000 shares held by his children or in trust for the benefit of his children, of which Mr. Perito disclaims beneficial ownership.

(6)	Includes 24,199 shares held by Mr. Pokusa and 475,000 shares that Mr. Pokusa has the right to acquire upon exercise of stock options.

(7)	Includes 14,526,299 shares held by Mr. Williams, 625,000 shares that Mr. Williams has the right to acquire upon exercise of stock options and 2,268,361 shares held by his children or in trust for his children, of which he disclaims beneficial interest. Also includes 1,100,000 shares held by Regent Court of which Mr. Williams’ shares voting and investment power.

(8)	Includes 200,000 shares that Dr. Wright has the right to acquire upon exercise of stock options.

(9)	Includes 250,000 shares that Mr. Chapman has the right to acquire upon exercise of stock options.

(10)	Includes 161,200 shares which Mr. Chayet has the right to acquire upon exercise of stock options.

(11)	Includes 450,000 shares that Mr. Tonkin has the right to acquire upon exercise of stock options.

(12)	Includes 150,000 shares that Mr. Weichselbaum has the right to acquire upon exercise of stock options.

(13)	Based solely on reported filings and representation from Tradewinds Management, includes 5,740,347, 3,540,323 and 4,357,528 shares of Common Stock held by Tradewinds Master Fund (BVI) Ltd., Feehan Partners, L.P. and P.V. Partners, L.P., respectively. Also includes an aggregate of 3,870,969 shares of Common Stock issuable upon the exercise of warrants ratably held by each of the before mentioned entities and an aggregate of 64,700 shares of Common Stock held in two individual retirement accounts for the benefit of Scott P. Peters. Robert W. Scannell is a director of Tradewinds Master Fund (BVI) Ltd. and the General Partner of Feehan Partners, L.P. and has voting and investment power over each entity’s respective securities. Mr. Peters is a director of Tradewinds Master Fund (BVI) Ltd. and the General Partner of P.V. Partners, L.P. and has voting and investment power over each entity’s respective securities. Tradewinds Master Fund (BVI) Ltd. is a business company organized in the British Virgin Islands. Tradewinds Investment Management, L.P. is its investment manager pursuant to an investment management agreement over which Messrs. Scannell and Peters exercise voting and investment authority and control. Mr. Peters disclaims beneficial ownership of and receives no pecuniary interest from the securities held by Feehan Partners, L.P., which are held for the benefit of Mr. Scannell, and Mr. Scannell disclaims beneficial ownership of and receives no pecuniary interest from the securities held by P.V. Partners, L.P. and the securities held in Mr. Peters’ retirement accounts, in each case, which are held for the benefit of Mr. Peters. The address for these stockholders is c/o Tradewinds Investment Management, L.P. Three Harbor Drive, Suite 213, Sausalito, California 94965.

(14)	Includes 2,649,007 shares and 2,649,007 shares issuable upon exercise of warrants held by Iroquois Master Fund Ltd. and 1,000,000 shares and 1,000,000 shares issuable upon the exercise of warrants held by Iroquois Capital, LP. The address for these stockholders is c/o Iroquois Master Fund Ltd 641 Lexington Avenue, 26 th Floor, New York, New York 10022.
Equity Compensation Plan Information
The following table provides certain information as of December 31, 2009, with respect to our equity compensation plans under which our common stock is authorized for issuance:

Weighted-
	Number of Shares	Average	Number of Securities
	to be Issued Upon	Exercise	Remaining Available
	Exercise of	Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options	Options	Compensation Plans
Plan Category	and Rights	and Rights	(excluding Column a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	4,555,200	$2.28	3,845,000

(1)	We have granted warrants to purchase shares of Common Stock to two consultants. Specifically, on December 20, 2000, we issued 210,526 warrants to purchase shares of Common Stock at an exercise price of $2.375 to a consultant. These warrants fully vested on the date of issuance and expire on December 20, 2010. We also issued 200,000 warrants to purchase shares of Common Stock at an exercise price of $2.02 on March 20, 2002 to another consultant. These warrants were fully exercised in 2008 through a cashless exercise provision in the warrants that resulted in the issuance of 81,488 shares of Common Stock to the consultant and the cancellation of the warrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Our company is the licensee under a license agreement, or License Agreement, with Regent Court Technologies, LLC, of which Jonnie R. Williams, our company’s CEO, and Francis E. O’Donnell, Jr., M.D., the beneficiary of the O’Donnell Trust, are the owners. The License Agreement provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to our company, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor’s patent rights and know-how relating to the processes for curing tobacco so as to significantly prevent the formation of certain toxic carcinogens present in tobacco and tobacco smoke, namely TSNAs, and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereinafter developed. Our company is obligated to pay to Regent Court a royalty of 2% on all net sales of products by it and any affiliated sub-licensees, and 6% on all fees and royalties received by it from unaffiliated sub-licensees, less any related research and development costs incurred by our company. The License Agreement expires with the expiration of the last of any applicable patents. Twelve United States patents have been issued, and additional patent applications are pending. To date, our company has paid no royalties under the License Agreement. The License Agreement may be terminated by our company upon thirty days written notice or by Regent Court if there is a default in paying royalties or a material breach by our company or the purchase of our company’s stock or assets.
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
In 2008 the aircraft owned by Starwood was sold and Starwood Aviation, Inc., or Starwood Aviation, a company wholly owned by Mr. Williams, purchased another aircraft. Effective September 1, 2008, we entered into an agreement for our company’s use of the aircraft owned by Starwood Aviation. Under this agreement, we have agreed to pay an hourly rate for the use of the aircraft of approximately $3,970 each month until the monthly fixed rental cost for the aircraft of approximately $51,000 has been met. If the aircraft is used beyond the monthly fixed cost, we are required to pay an hourly rate of approximately $1,200 to cover related costs. In accordance with our company’s related party transaction policy, the agreement with Starwood Aviation was recommended for approval to the Board of Directors by our company’s Audit Committee, and it was approved by the Board of Directors at a meeting held on October 6, 2008. Payments made by our company to Starwood, Starwood Aviation or Messrs. Williams and O’Donnell as predecessors-in-interest to the aircrafts with respect to related expenses were ($ thousand) $1,560 in 2009, $1,402 in 2008, $1,295 in 2007, $554 in 2006, $412 in 2005, and were billed at cost.
On March 9, 2009 Mr. Williams purchased 2,371,541 shares of our common stock at a price of $1.14 per share and, for a price of $0.125 per share, purchased a warrant for an equal number of warrant shares at an exercise price of $1.50 per share. In accordance with our company’s related party transaction policy, Mr. Williams’ intention to purchase shares and warrant shares of our company’s stock was considered by the Audit Committee at a meeting held on March 9, 2010 and was approved by the Audit Committee and the Board of Directors on that date.

On March 15, 2010, Rock Creek entered into a consulting agreement with Neil L. Chayet, Esquire, under which Mr. Chayet will assist Rock Creek in the recruitment and recommendation of members to be appointed to a Scientific Advisor Board of our company and in communicating to the public health community and others information regarding Rock Creek’s products and mission. The agreement runs for a period of one year from March 15, 2010 to March 15, 2011, is terminable by either party without cause on fifteen days written notice and may be extended thereafter at our company’s discretion for one month periods. Under the agreement, Mr. Chayet will be acting as an independent contractor and will receive a consulting fee of $6,000 per month and reimbursement for reasonable business expenses. Given Mr. Chayet’s status as a Director of our company, the consideration of the consulting agreement and its potential impact on Mr. Chayet’s status as an Independent Director was considered by our company’s Audit Committee as a related party transaction in accordance with our company’s related party transaction policy. At a meeting held on March 9, 2010, the Audit Committee approved the consulting agreement and recommended approval to the Board of Directors. The agreement was thereafter approved by the Board on March 15, 2010.
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
Our Board of Directors, in applying the above-referenced standards, has affirmatively determined that our current independent directors are: Messrs. Chapman, Chayet, Tonkin and Weichselbaum. As part of the Board of Director’s process in making such determination, each such director has provided responses to questionnaires confirming that (i) all of the above-cited objective criteria for independence are satisfied and (ii) he has no other “material relationship” with us that could interfere with his ability to exercise independent judgment.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the following audit services, provided by Cherry, Bekaert & Holland L.L.P. in 2009. Consistent with the Audit Committee’s responsibility for engaging our company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year. Pursuant to these procedures, the Audit Committee approved the following audit services provided by Cherry, Bekaert & Holland L.L.P.:
Audit Fees:
Cherry, Bekaert & Holland L.L.P. billed our company $189,000 for professional services for the audits of our company’s annual consolidated financial statements and the effectiveness of internal control over financial reporting for the year ended December 31, 2009, the reviews of the interim financial statements included in our company’s Forms 10-Q filed during the fiscal year ended December 31, 2009, and other required Securities Act filings.
Cherry, Bekaert & Holland L.L.P., billed our company $204,000 for professional services for the audits of our company’s annual consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting for the year ended December 31, 2008, the reviews of the interim financial statements included in our company’s Forms 10-Q filed during the fiscal year ended December 31, 2008, and other required Securities Act filings.
Tax Fees:
Cherry Bekaert & Holland L.L.P. billed our company $71,850 for services related to tax compliance (federal and state tax reporting, tax planning and tax consulting services in connection with analysis of impact on net operating loss carryovers due to changes in Company ownership) in 2009.
Cherry, Bekaert & Holland L.L.P., billed our company $17,077 for services related to tax compliance (federal and state tax reporting and tax planning) in 2008.
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

Date: March 16, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonnie R. Williams Jonnie R. Williams	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2010

/s/ Paul L. Perito Paul L. Perito	Chairman of the Board, President and Chief Operating Officer	March 16, 2010

/s/ Park A. Dodd, III Park A. Dodd, III	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2010

/s/ Christopher C. Chapman Christopher C. Chapman	Director	March 16, 2010

/s/ Neil L. Chayet Neil L. Chayet	Director	March 16, 2010

/s/ Alan Weichselbaum Alan Weichselbaum	Director	March 16, 2010

/s/ Leo S. Tonkin Leo S. Tonkin	Director	March 16, 2010

S-1

INDEX TO EXHIBITS

Item	Description

2.1
Asset Purchase Agreement between Star Scientific, Inc., a Delaware corporation and Eyetech, LLC, a Minnesota limited liability company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998(1)

3.1	Fifth Amended and Restated Certificate of Incorporation of Star Scientific, Inc.(2)

3.2	Amended and Restated Bylaws of Star Scientific, Inc.(3)

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

Item	Description

10.22	Exclusive License Agreement dated as of March 16, 2001 by and among Regent Court Technologies and Star Scientific, Inc.(11)

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

10.26	Convertible Debenture, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities Corp. Debenture was amended and then converted(13)

10.27	Warrant, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities Corp.(13)

10.28	Securities Purchase Agreement, dated March 25, 2004, between Star Scientific, Inc. and Manchester Securities Corp.(13)

10.29	Registration Rights Agreement, dated March 25, 2004, between Star Scientific, Inc. and Manchester Securities Corp.(13)

10.30	Common Stock Purchase Warrant, dated as of March 25, 2004, issued by Star Scientific, Inc. to Reedland Capital Partners, an Institutional Division of Financial West Group(13)

10.31	Executive Employment Agreement, dated December 30, 2005 between Star Scientific, Inc. and Jonnie R. Williams(14)

10.32	Second Amended and Restated Employment Agreement, dated December 30, 2005 between Star Scientific, Inc. and Paul L. Perito(14)

10.33	Securities Purchase and Registration Rights Agreement, dated as of March 3, 2006, between Star Scientific, Inc. and Joseph L. Schwarz(15)

10.34	Common Stock Purchase Warrant, dated as of March 3, 2006, issued by Star Scientific, Inc. to Joseph L. Schwarz(15)

10.35	Securities Purchase and Registration Rights Agreement, dated July 14, 2006, by and between Star Scientific, Inc. and Iroquois Capital(16)

10.36	Common Stock Purchase Warrant, dated July 14, 2006, issued by Star Scientific, Inc. to Iroquois Capital(16)

10.37	Securities Purchase and Registration Rights Agreement, dated July 14, 2006, by and between Star Scientific, Inc. and Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz, IRA(16)

10.38	Common Stock Purchase Warrant, dated July 14, 2006, issued by Star Scientific, Inc. to Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA(16)

10.39	First Amendment to Executive Employment Agreement, dated December 15, 2006 between Star Scientific, Inc. and Jonnie R. Williams(3)

10.40	First Amendment to Second Amended Executive Employment Agreement, dated December 15, 2006 between Star Scientific, Inc. and Paul L. Perito(3)

10.41	Escrow Releases Purchase Agreement dated March 14, 2007 by and among QVT Associates LP, Whitebox Hedged High Yield Partners, LP, Star Scientific, Inc. and Star Tobacco, Inc.(17)

10.42	Second Amendment to Second Amended Executive Employment Agreement, dated March 23, 2007 between Star Scientific, Inc. and Paul L. Perito(18)

10.43	License Agreement, dated May 10, 2007 between Star Tobacco, Inc., Star Scientific, Inc. and Tantus Tobacco, LLC (19)

10.44	Securities Purchase and Registration Rights Agreement, dated June 29, 2007, by and between Star Scientific, Inc. and Joseph L. Schwarz(20)

Item	Description

10.45	Common Stock Purchase Warrant dated June 29, 2007, issued by Star Scientific, Inc. to Pershing LLC, FBO Joseph L. Schwarz Roth IRA(20)

10.46	Common Stock Purchase Warrant dated June 29, 2007 issued by Star Scientific, Inc. to Joseph L. Schwarz(20)

10.47	Securities Purchase and Registration Rights Agreement, dated June 29, 2007 by and between Star Scientific, Inc. and Joseph Rice(20)

10.48	Common Stock Purchase Warrant dated June 29, 2007 issued by Star Scientific, Inc. to Joseph Rice(20)

10.49	Agreement dated October 10, 2007 by and between Christopher G. Miller and Star Scientific, Inc.(21)

10.50	Agreement dated October 10, 2007 by and between Park A. Dodd, III and Star Scientific, Inc.(21)

10.51	Securities Purchase and Registration Rights Agreement, dated March 13, 2008 by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant thereunder(22)

10.52	Securities Purchase and Registration Rights Agreement, dated March 14, 2008 by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant thereunder(22)

10.53	Securities Purchase and Registration Rights Agreement, dated May 12, 2008 by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant thereunder(23)

10.54	Letter Agreement with Jonnie R. Williams, dated March 14, 2008(23)

10.55	Executive Employment Agreement dated February 26, 2008 between Star Scientific, Inc. and Curtis Wright, M.D. MPH(22)

10.56	2008 Incentive Award Agreement(24)

10.57	Amendment to Executive Employment Agreement dated as of December 19, 2008 between Star Scientific, Inc. and Robert E. Pokusa(25)

10.58	Securities Purchase and Registration Rights Agreement, dated March 2, 2009 by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant thereunder (26)

10.59	Securities Purchase and Registration Rights Agreement, dated September 22, 2009 by and between Star Scientific, Inc. and the Investor party thereto, including the form of Warrant thereunder (27)

10.60	Executive Employment Agreement dated January 1, 2010 between Star Scientific, Inc. and Park A. Dodd, III(28)

10.61	Securities Purchase and Registration Rights Agreement, dated March 5, 2010, by and between Star Scientific, Inc. and the several Investors party thereto. (29)

10.62	Amended Warrant, dated March 5, 2010, by and between Star Scientific, Inc. and Iroquois Master Fund Ltd. (29)

10.63	Amended Warrant, dated March 5, 2010, by and between Star Scientific, Inc. and Iroquois Capital, LP. (29)

10.64	Securities Purchase and Registration Rights Agreement, dated March 9, 2010, by and between Star Scientific, Inc. and the several Investors party thereto.

10.65	Amended Warrant No. 1, dated March 9, 2010, by and between Star Scientific, Inc. and Tradewinds Master Fund (BVI), Ltd.

10.66	Amended Warrant No. 2, dated March 9, 2010, by and between Star Scientific, Inc. and Tradewinds Master Fund (BVI), Ltd.

10.67	Amended Warrant No. 1, dated March 9, 2010, by and between Star Scientific, Inc. and Feehan Partners, L.P.

10.68	Amended Warrant No. 2, dated March 9, 2010, by and between Star Scientific, Inc. and Feehan Partners, L.P.

10.69	Amended Warrant No. 1, dated March 9, 2010, by and between Star Scientific, Inc. and PV Partners, L.P.

10.70	Amended Warrant No. 2, dated March 9, 2010, by and between Star Scientific, Inc. and PV Partners, L.P.

10.71	Securities Purchase and Registration Rights Agreement, dated March 9, 2010, by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant attached as Exhibit A thereon.

10.72	Securities Purchase and Registration Rights Agreement, dated March 10, 2010, by and between Star Scientific, Inc. and the Investor party thereto, including the form of Warrant attached as Exhibit A thereon.

10.73	Amended Securities Purchase and Registration Rights Agreement, dated March 12, 2010, by and between Star Scientific, Inc. and the Investor party thereto.

10.74	Securities Purchase and Registration Rights Agreement, dated March 12, 2010, by and between Star Scientific, Inc. and the several Investor party thereto, including the form of Warrant attached as Exhibit A thereon.

14.1	Corporate Code of Business Conduct and Corporate Ethics, dated March 2004 (13)

21.1	Subsidiaries of the Company

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Current Report on Form 8-K filed on March 3, 1999

(2)	Incorporated by reference to Current Report on Form 8-K filed on December 7, 2009

(3)	Incorporated by reference to Current Report on Form 8-K filed on December 21, 2006

(4)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998

(5)	Incorporated by reference to Current Report on Form 8-K filed on September 14, 1998

(6)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1999

(7)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000

(8)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999

(9)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000

(10)	Incorporated by reference to Current Report on Form 8-K filed on May 17, 2001

(11)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(12)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(13)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003

(14)	Incorporated by reference to Current Report on Form 8-K filed on December 30, 2005

(15)	Incorporated by reference to Current Report on Form 8-K filed on March 7, 2006

(16)	Incorporated by reference to Current Report on Form 8-K filed on July 18, 2006

(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006

(18)	Incorporated by reference to Current Report on Form 8-K filed on March 28, 2007

(19)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

(20)	Incorporated by reference to Current Report on Form 8-K filed on July 6, 2007

(21)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

(22)	Incorporated by reference to Annual Report on Form 10-K filed for the year ended December 31, 2007

(23)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

(24)	Incorporated by reference to Definitive Proxy Statement on Schedule 14A filed on October 14, 2008

(25)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2008

(26)	Incorporated by reference to Current Report on Form 8-K filed on March 3, 2009

(27)	Incorporated by reference to Current Report on Form 8-K filed on September 25, 2009

(28)	Incorporated by reference to Current Report on Form 8-K filed on January 28, 2010

(29)	Incorporated by reference to Current Report on Form 8-K filed on March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Star Scientific, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Star Scientific, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A—Controls and Procedures in the Company’s 2009 Annual Report on Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Scientific, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the Company maintained, in all material respects, effective control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Note 10, the Company changed its method of accounting for uncertain tax positions in 2007.
/s/ Cherry, Bekaert & Holland, L.L.P.
Richmond, Virginia
March 16, 2010

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
($ and shares in thousands except per share data)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$12,360	$6,473
Accounts receivable, trade, net of allowance for doubtful accounts of $5 (2009) and $36 (2008)	59	86

Receivable from sale of licensing rights	25	589
Inventories	230	713
Prepaid expenses and other current assets	404	1,252

Total current assets	13,078	9,115

Property and equipment, net	1,057	1,668
Idle equipment	—	300
Intangible assets, net of accumulated amortization	626	673
Receivable from sale of licensing rights, less current maturities (note 3)	108	132
MSA escrow funds	365	365

Total assets	$15,234	$12,252

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$1,981	$1,478
Accounts payable, trade	2,419	1,128
Accrued expenses	978	595
Due to stockholders	50	50

Total current liabilities	5,428	3,251

Long-term debt, less current maturities	7,518	9,499

Total liabilities	12,946	12,750

Commitments and contingencies (Notes 10 and 14)

Stockholders’ equity (deficit):
Common stockA	11	9
Preferred stockB	—	—
Additional paid-in capital	144,686	119,102
Accumulated deficit	(142,409)	(119,609)

Total stockholders’ equity (deficit)	2,288	(498)

Total liabilities and stockholders’ equity (deficit)	$15,234	$12,252

A	$.0001 par value, 170,000,000 shares authorized; 107,676,768 and 92,246,308 shares issued and outstanding 2009 and 2008, respectively.

B	Class A, convertible, $.01 par value, 4,000 shares authorized, no shares issued or outstanding; Series B, convertible; $.01 par value 15,000 shares authorized, no shares issued or outstanding.
See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
($ and share in thousands except per share data)

	2009	2008	2007
Net sales	$708	$451	$482
Less:
Cost of goods sold	2,612	2,116	2,067
Excise taxes on products	15	6	18
Department of Agriculture tobacco buyout program assessment	1	1	1

Gross margin loss	(1,920)	(1,672)	(1,604)

Operating expenses:
Marketing and distribution	2,584	3,538	2,835
General and administrative	15,820	15,352	12,637

Research and development	1,798	317	73
Restructuring	639	—	—

Total operating expenses	20,841	19,207	15,545

Operating loss from continuing operations	(22,761)	(20,879)	(17,149)

Other income (expense):
Interest income	202	400	851
Interest expense	(439)	(741)	(1,347)
Gain(loss) on retirement of assets	251	(3)	(51)
Loss on sale of MSA	—	—	(26,982)
Gain(loss) on sale of tobacco curing barns	(100)	—	3,555
Derivative expense	(67)
Other	114	660	241

Total other expense	(39)	316	(23,734)

Loss from continuing operations before income taxes	(22,800)	(20,564)	(40,882)
Income tax benefit(expense)	—	2,225	(125)

Net loss from continuing operations	(22,800)	(18,339)	(41,007)
Discontinued operations:
Gain on sale of licensing rights	—	—	2,354
Income(loss) from discontinued operations	—	—	(2,805)

Total discontinued operations		—	(451)

Net loss	$(22,800)	$(18,339)	$(41,458)

Loss per common share; basic and diluted:
Continuing operations	$(0.22)	$(0.20)	$(0.51)
Discontinued operations	$—	$—	$(0.01)

Total basic and diluted	$(0.22)	$(0.20)	$(0.52)

Weighted average shares outstanding — basic and diluted	101,907	89,844	80,395
See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
($ and shares in thousands except per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 2007	79,251	$8	$96,613	$(57,712)	$38,909

Stock-based compensation	—	—	381	—	381
Stock option exercise	36	—	81	—	81
Issuance of common stock and warrant exercise	2,200	—	2,200	—	2,200
Income tax adjustment resulting from change in accounting principle (Note 10)	—	—	—	(2,100)	(2,100)
Net loss	—	—		(41,458)	(41,458)

Balances, December 31, 2007	81,488	$8	$99,274	(101,270)	$(1,988)

Stock-based compensation	—	—	3,173	—	3,173
Stock option exercise	58	—	156	—	156
Issuance of common stock and warrant exercise	10,701	1	16,499	—	16,500

Net loss	—	—	—	(18,339)	(18,339)

Balances, December 31, 2008	92,246	$9	$119,102	$(119,609)	$(498)
Stock-based compensation	186		498		498
Stock option exercise	2,597	1	4,933		4,934
Issuance of common stock and warrant exercise	12,648	1	20,840		20,841
Derivative liability adjustment resulting from adoption of new accounting policy (Note 2)			(687)		(687)
Net loss				(22,800)	(22,800)

Balances, December 31, 2009	107,677	$11	$144,686	$(142,409)	$2,288

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
($ in thousands except per share data)

	2009	2008	2007
Operating activities:
Net loss	$(22,800)	$(18,339)	$(41,458)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	315	602	663
Loss on sale of MSA	—	—	26,982
Loss(Gain) on sale of curing barns	100	—	(3,555)
Gain on sale of licensing rights	—	—	(2,354)
Loss(Gain) on disposal of property and equipment	(251)	3	46
Deferred income taxes	—	(2,225)	125
Stock-based compensation expense	498	3,173	381
Provision for (recovery of) bad debts	(30)	(11)	(42)
Provision for inventory writeoff	414
Derivative expense	67	—	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable, trade	58	30	4,751
Inventories	69	(293)	973
Prepaid expenses and other current assets	848	(646)	(472)
Other assets	—	—	87
Accounts payable, trade	1,290	241	(109)
Federal excise taxes payable	—	—	(918)
Accrued expenses	383	(334)	(1)

Net cash flows from operating activities	(19,039)	(17,800)	(14,902)

Investing activities:
Purchases of property and equipment	(22)	(112)	(78)
Proceeds from sale of tobacco curing barns	200	—	11,614
Proceeds from sale of real estate	630	—	—
Proceeds from sale of licensing rights	589	1078	1,121
Purchase of intangible assets	(14)	(10)	(3)
Deposits (made) returned on property and equipment	—	(114)	(75)

Net cash flows from investing activities	1,383	843	12,579
(CONTINUED)

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
($ in thousands except per share data)

	2009	2008	2007
Financing activities:
Payments on long-term debt and capital leases	$(1,478)	$(1,746)	$(6,716)
Stockholder advances		—	—
Proceeds from sale of stock and warrant exercise	20,087	16,500	2,200
Proceeds from exercise of options	4,934	156	81

Net cash flows from financing activities	23,543	14,910	(4,435)

Deposits to MSA escrow fund	—	(360)	(221)
Proceeds from sale of MSA escrow fund	—	—	11,563

Net cash flows from MSA activities	—	(360)	11,343

Change in cash and cash equivalents	5,887	(2,408)	4,584
Cash and cash equivalents, beginning of year	6,473	8,881	4,297

Cash and cash equivalents, end of year	$12,360	$6,473	$8,881

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$404	$831	$1,410
Income taxes	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Equipment or vehicle acquired with debt or capital lease	$—	$—	$122

Acquisition of equipment with lease deposit	$—	$—	$500

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Nature of business and summary of significant accounting policies:
Nature of business:
We are a technology-oriented company with a mission to reduce the harm associated with the use of tobacco at every level. We are primarily engaged in:
•	the development, implementation and licensing of our proprietary technology for the curing of tobacco so as to substantially prevent the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco-specific nitrosamines, or TSNAs;
•	the manufacture, sales, marketing and/or development of very low-TSNA dissolvable smokeless tobacco products that carry enhanced warnings beyond those required by the Surgeon General, including ARIVA® compressed powdered tobacco cigalett® pieces and STONEWALL Hard Snuff® and “modified risk tobacco products”, as defined in the Family Smoking and Prevention Control Act of 2009, or the FDA Tobacco Act;
•	the development of pharmaceutical products, particularly products that have a botanical, tobacco-based component, that are designed to treat tobacco dependence and a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression; and
•	The development of non-nicotine nutraceutical products designed to assist individuals who have ceased using tobacco or who are in the process of stopping tobacco use maintain a balanced metabolism as well as related non-nicotine products that may be helpful to consumers in maintaining a healthy metabolism.
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

1.	Nature of Business and summary of significant accounting policies (continued):
Accounts receivable, trade and allowance for doubtful accounts:
Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to distributors and retail customers. The Company performs continuing credit evaluations of its customers’ financial condition and does not require collateral.
Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are included in the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for remaining possible bad debts. The allowance for doubtful accounts at December 31, 2009 and 2008 was $5 and $36 thousands, respectively. Based on the information available, management believes the allowance is adequate. However, actual write-offs might exceed the recorded allowance.
Inventories:
Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.
The Company accounts for idle facility expense, freight, handling and wasted materials costs as current period charges. The allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the production facilities.
Property and equipment:
Property and equipment are recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of three to seven years for office equipment, machinery and equipment and thirty-nine years for buildings and improvements. The Company in March 2007 sold approximately 990 of its tobacco curing barns for approximately $11.6 million. The remaining 37 barns were accounted for as idle equipment until their sale in December 2009 for $200 thousand. The Company does not own any curing barns as of December 31, 2009.
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
Employee stock-based compensation:
The Company uses a fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options).
Impairment of long-lived assets:
The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.

1.	Nature of Business and summary of significant accounting policies (continued):
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
Diluted loss per share is computed assuming conversion of all potentially dilutive stock options and warrants. Potential common shares outstanding are excluded from the computation if their effect is anti-dilutive (See Note 8).
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
Shipping costs:
Shipping costs are included in marketing and distribution expenses and aggregated $38, $35, and $34 thousand, in 2009, 2008 and 2007, respectively.
Advertising Costs:
Advertising costs are expensed as incurred and are included in marketing and distribution expenses. Advertising costs for the years ended December 31, 2009, 2008 and 2007, were $123, $199, and $98 thousand, respectively.
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
Commitment and contingency accounting
The Company evaluates each commitment and/or contingency in accordance with the accounting standards which state that if the item is more likely than not to become a direct liability then the company will record the liability in the financial statements. If not, we will disclose any material commitments or contingencies that may arise.

Recent Accounting and Reporting Pronouncements:
In June 2008, the FASB ratified the consensus reached on new accounting guidance, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. The guidance clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under the Derivative and Hedging Topic of the FASB Accounting Standards Codification The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, effective on January 1, 2009, the Company reclassified certain outstanding warrants, at their fair value of $687 thousand, to liabilities where they were measured at their respective fair values with corresponding changes in fair values charged or credited to its statement of operations. Upon the warrant exercise on March 23, 2009, the liability was revalued at its fair value of $755 thousand. The change in fair value of $67 thousand was charged to income as an expense and the balance of the $755 thousand was reclassified to equity. See Note 8.
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (FAS 168). The Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. FAS 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 did not affect the Company’s consolidated financial position, results of operations, or cash flows.
Effective June 1, 2009, the Company adopted new guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosures of events that occur after the consolidated balance sheet date but before the consolidated financial statements are issued or are available to be issued. The Company has evaluated and disclosed any material subsequent events through March 16, 2010, which is the date of filing of the Form 10-K. This adoption did not have any impact on the Company’s results of operations or financial condition.
In June 2009, the FASB revised its accounting standards for Consolidation of Variable Interest Entities. The new standards eliminated the exception for special purpose entities and require evaluation for consolidation based on financial and non financial control criteria. The Company has no variable interest entities at this time therefore it has no affect on the Company’s consolidated financial position, results of operations, or cash flows.
Effective December 31, 2009, The Company adopted new guidance on business combinations, in which an entity is required to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The Company has made no acquisitions during 2009 therefore this adoption did not have a material impact on the Company’s results of operations or financial condition. Any future effects will depend upon the terms and size of future acquisitions.
2.	Liquidity and managements’ plans:
The Company has been operating at a loss for the past seven years. The Company’s future prospects will depend on its ability to generate and sustain increased revenue levels in future periods. This will largely be dependent on the distribution and consumer acceptance of the Company’s low-TSNA smokeless tobacco products as well as the continued development of its low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and its ability to begin generating significant revenues through royalties from the patented tobacco curing process for which it is the exclusive licensee and from the development of pharmaceutical and non-nicotine nutraceutical products by Rock Creek, which has had no revenue to date. The ability to generate revenues through royalty payments will be dependent upon the success of the Company’s ongoing patent infringement lawsuit against R J Reynolds Tobacco or RJR which has been pending since 2001. In that litigation, following a jury trial that took place between May 18 and June 22, 2009, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. That decision has been appealed to the United States Court of Appeals for the Federal Circuit and is pending. On May 29, 2009 the Company filed a new complaint against RJR for patent infringement during the period beginning 2003 and continuing to the filing date of the new complaint. The new case has been stayed pending the outcome of the appeal to the Federal Circuit and the prosecution of the new complaint will be dependant on the Company achieving reversal of the jury verdict of invalidity in the initial RJR action.

2.	Liquidity and managements’ plans:
As of December 31, 2009, the Company had a working capital surplus of approximately $7.7 million, which included cash of approximately $12.4 million. Future cash needs during 2010 include:
•	litigation costs in connection with the RJR patent infringement trial of approximately $1.6 million;
•	monthly principal and interest payments of approximately $170 thousand until August 2010 when the payment increases to approximately $245 thousand in connection with the repayment of our long-term RJR debt; and
•	funding of other aspects of our current operations in light of continued operating losses.
The Company expects to continue to incur losses in connection with the sale of its smokeless tobacco products for the foreseeable future. While sales of smokeless tobacco have been increasing year over year, substantially increased sales will be required to reach a breakeven level for these products. Rock Creek has had no revenues to date. However, in 2009 Rock Creek developed a non-nicotine nutraceutical that is intended to temporarily reduce the desire to smoke. It is expected that this product will be introduced for test market in 2010 under the name CigRx™. Given the typical long lead time for federal approval of any pharmaceutical products, the Company does not expect that Rock Creek will generate any revenues from the sale of pharmaceutical products for the foreseeable future, but rather that Rock Creek will focus its efforts on the research and development aspects of a range of pharmaceuticals, including products having a botanical, tobacco-based component and related non-nicotine nutraceuticals products that may assist in stabilizing metabolism, assuming sufficient capital can be generated to support such activities.
In or before September 2009, the Company entered into securities purchase and registration rights agreements (collectively, the “Agreements”) with certain accredited investors (each an “Investor” and collectively, the “Investors”) for the private placement of shares of common stock, par value $0.0001 per share (“Common Stock”), and warrants (the “Warrants ”) to purchase shares of Common Stock (the “Warrant Shares”), with per share exercises prices ranging from $1.50 to $3.00 per share.
Since January 1, 2009, through the exercise of an aggregate of 2,596,868 options and 7,647,592 warrants for the Company’s common stock, in each case for cash, the Company received proceeds of approximately $20.0 million. It also received $5.0 million in connection with a securities purchase agreement for the sale of 5,000,000 shares and 5,000,000 warrant shares. Since January 1, 2010 through March 15, 2010, our company received proceeds of approximately $13.8 million through the sale of 11,727,120 shares of common stock. Absent the exercise of outstanding warrants and options for cash or a substantial improvement in sales and revenues and/or royalties, we believe that the recent funding will support our operations through the first quarter 2011, but that it will be necessary to pursue additional sources of funds to support our operations during the first quarter of 2011. See Note 16 for a further description of these transactions. Depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before that time. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms.
The Company expects to continue to pursue opportunities for licensing its low-TSNA smokeless tobacco products, expanding the sales and marketing efforts for those products, introducing a non-nicotine nutraceutical product into test market in 2010 and continuing the work of Rock Creek in developing other pharmaceutical and nutraceutical products. While the Company may seek to obtain funds in the future through debt financing, there are significant limitations on the ability to obtain new debt financing, including the agreements with B&W. Moreover, the ability to raise future financings on acceptable terms (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of the Company stock price and its operational performance. Any equity financing will be dilutive to the Company’s existing shareholders.

3.	Discontinued operations:
In May 2007, the Company entered into an exclusive seven-year license agreement with Tantus for the license of its cigarette trademarks Sport ®, MainStreet ® and GSmoke ® and the sale of an amount of Star Tobacco’s inventoried cases of cigarettes bearing these trademarks. The licensing rights became effective in June 2007, or the Effective Date. Pursuant to the license agreement, Tantus made an initial payment of $600 thousand on the agreement date and made monthly payments of $100 thousand per month until July 2009 and since that time has been making payments of $3 thousand per month, which will continue through the seven-year term of the agreement. As of December 31, 2009, the Company has an outstanding note receivable balance due from Tantus of $0.1 million and it has received payments totaling $3.1 million through December 31, 2009. While the Company continues to have the ability to manufacture and sell cigarettes, it discontinued its cigarette operations in June 2007, and is focusing its efforts on the manufacture and sale of the Company’s dissolvable low-TSNA smokeless tobacco products. Although it continues to hold legal ownership of the licensed trademarks, the Company has accounted for this licensing agreement as a sale since the agreement is non-cancellable, has established a fixed fee for the rights to the trademarks and the Company under the license agreement has no significant obligation to provide future services beyond maintenance of the trademarks. Therefore, on the Effective Date, the Company recorded a gain on the sale of the licensing rights based on the present value of the total proceeds to be received of approximately $2.9 million using a discount rate of 9.25% net of the $600 thousand payment received on the Effective Date. Given the nature of the license agreement with Tantus, it also classified its cigarette business as a discontinued operation beginning in the second quarter of 2007. The Company’s results of operations, financial position and cash flows are separately reported for all periods presented, as the cigarette operations and cash flows have been eliminated from ongoing operations and the Company will not have any significant continuing involvement in these operations.
The following represents a summary of the Company’s operating results and the gain on the disposition of the cigarette operations.

$ Thousands	2009	2008	2007
Net sales	$—	$—	$10,368
Cost of goods sold	—	—	11,152
Gross margin (loss)	—	—	(784)
Operating expenses	—	—	2,021
Operating income (loss)	—	—	(2,805)
Gain on disposition (net of income tax)	—	—	2,354

Total from discontinued operations	$—	$—	$(451)

The Company had no assets or liabilities related to the discontinued operations on its Balance Sheet as of December 31, 2009 and 2008.

4.	Inventories:
Inventories consist of the following:

$ Thousands	2009	2008
Raw materials	$119	$146
Packaging materials	446	434
Finished goods	80	133

Total inventories	$645	713
Less obsolescence and overstock reserve	(415)	—

Net inventories	$230	$713

The Company had product manufacturing cost that exceeded its normal capacity cost of approximately $1.4 million and $1.8 million for 2009 and 2008, respectively. These costs are included in cost of goods sold in the accompanying consolidated statements of operations.
5.	Property and equipment:
Property and equipment consists of the following:

$ Thousands	2009	2008
Land	$—	$160
Buildings	—	353
Leasehold improvements	451	451
Machinery and equipment	4,529	4,512
Office and sales equipment	838	834

Total property and equipment	5,818	6,309
Less accumulated depreciation	(4,761)	(4,641)

Property and equipment-net	1,057	$1,668

During March 2007, the Company sold approximately 990 tobacco curing barns for cash proceeds of approximately $11.6 million. These sales resulted in a gain of approximately $3.6 million during 2007. In connection with this sale and the release of certain of the tobacco curing barns from a security interest initially granted to B&W, the Company paid RJR (the remaining entity from the 2004 combination of RJR and B&W) approximately $2.9 million on its long-term debt. That payment was applied against the original B&W debt and reduced principal payments on that note for approximately forty months beginning April 1, 2007. The Company sold the remaining 37 tobacco curing barns it owned in 2009.
In 2000 the Company entered into a ten-year lease of a building and land in Chase City, Virginia that has been used for the Company’s tobacco receiving and manufacturing operations. The lease contained a provision that granted the Company an option to purchase the leased premises. In November 2008, the Company assigned its option rights under the lease to a third party that, in turn, exercised the rights under the option in December 2008. As a result of the transaction, the Company received a net payment of approximately $0.6 million on January 6, 2009. The Company later transitioned the manufacturing operation that had been carried on in that facility to an adjacent facility in Chase City that it also leases.
On October 30, 2009, the Company sold a 3.5 acre parcel of land in Petersburg, Virginia along with improvements consisting of the factory that until May 2007 was used for the manufacturing of its cigarette products and the adjacent 6,000 square feet office building that formerly housed its executive, marketing, sales and administrative offices, for gross proceeds of $630. The Company entered into a leaseback of the office building for up to two years with a 15 day notice clause to exit the building and lease. The Company expects to terminate the lease in April 2010, after it completes the transition to leased space in Glen Allen, VA. The Company recorded a gain on the sale of the property, plant and equipment of approximately $245 in the fourth quarter 2009 to reflect the difference between the carrying value of the Petersburg property and buildings and the sales price.

Depreciation expense is included in the consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007, as follows:

$ thousands	2009	2008	2007
Cost of Goods Sold	$163	$420	$522
Operating Expenses	90	121	66
Discontinued operations	—	—	11

Total Depreciation Expense	$253	$541	$599

6.	Intangible assets:
Intangible assets consist of the following:

$ thousands	2009	2008
Patents	$1,049	$1,034
Trademarks and other intangibles	90	90

	1,139	1,125
Less: accumulated amortization	(513)	(451)

	$626	$673

Amortization expense associated with the intangibles was $62, $61 and $64 thousand in 2009, 2008 and 2007, respectively. An aggregate of $84 thousand in trademarks have indefinite lives and are therefore not amortized. Expected future amortization of intangibles with finite lives is as follows:

Years ending December 31,	$ thousands
2010	$62
2011	62
2012	62
2013	62
2014	62
Thereafter	232

$542

In the event the Company is unsuccessful in its patent infringement litigation, as discussed in Note 14, recognition of an impairment loss related to certain patents with a carrying value of approximately $78 thousand as of December 31, 2009 may be necessary. The consolidated financial statements do not include any adjustments that might result from this uncertainty.
7.	Long-term debt:
Long-term debt consists of the following:

$ thousands	2009	2008
Notes payable to RJR in 96 monthly installments of $134,327 until August 2010 and then $208,000 until fully paid in December 2013 plus interest at prime plus 1%. The notes were collateralized by any remaining tobacco leaf inventory and the Company’s remaining tobacco curing barns until the amount of the debt fell below $10.0 million, which event occurred following payment of the October 2009 debt installment	$9,499	$10,977
Less current maturities	(1,981)	(1,478)

	7,518	$9,499

The future maturities of long-term debt without regard to potential royalty offsets are as follows:

Years ending December 31,	$ thousand
2010	1,981
2011	2,497
2012	2,497
2013	2,523

Total notes payable and long term debt	$9,499

8.	Stockholders’ equity:
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
Common stock warrants issued, redeemed and outstanding during the years ended December 31, 2009, 2008 and 2007 are as follows:

		Weighted Average
		Exercise
		Price Per
	Number	Share
Warrants
Warrants outstanding at January 1, 2007	5,041,961	$3.05
Warrants issued during 2007	2,210,552	1.01
Warrants exercised during 2007	(1,250,000)	(1.00)
Warrants expired during 2007	(750,000)	(2.87)

Warrants outstanding at December 31, 2007	5,252,513	$2.20
Warrants issued during 2008	10,686,508	2.01
Warrants exercised during 2008	(200,000)	(2.02)
Warrants expired during 2008	—	—

Warrants outstanding at December 31, 2008	15,739,021	$2.06
Warrants issued during 2009	9,320,460	2.43
Warrants exercised during 2009	7,647,592	2.07
Warrants expired during 2009	100,000	4.49

Warrants outstanding at December 31, 2009	17,311,889	$2.11

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
On June 29, 2007, the Company entered into Securities Purchase and Registration Rights Agreements with Joseph L. Schwarz (the “Schwarz Agreement”), and Joseph Rice, Esquire (the “Rice Agreement” and together with the Schwarz Agreement, the “June 2007 Agreements”).
Pursuant to the Schwarz Agreement, the Company sold to Mr. Schwarz a total of 750,000 shares of the Company’s common stock for an aggregate purchase price of $750 thousand. Additionally, the Company reset the per share exercise price of certain existing warrants for 1,250,000 shares of common stock held by Mr. Schwarz or his IRA, which were due to expire on June 30, 2007, from $3.50 and $3.00 to $1.00. In exchange for the re-pricing, Mr. Schwarz exercised the re-priced warrants in their entirety whereby Mr. Schwarz purchased 1,250,000 shares of common stock for an aggregate of $1.2 million. Further, pursuant to the Schwarz Agreement, the Company granted Mr. Schwarz warrants, at an exercise price of $1.00 per share, to purchase an additional 2,000,000 shares of Common stock exercisable until July 14, 2011. The warrants are callable by the Company if the price of the common stock exceeds $5.00 per shares as quoted on an approved market for twenty consecutive trading days.

Pursuant to the Rice Agreement, the Company sold to Mr. Rice, for an aggregate purchase price of $200 thousand, a total of 200,000 shares of common stock and warrants, at an exercise price of $1.00 per share, to purchase an additional 200,000 shares of common stock by July 14, 2011. The warrants are also callable by the Company if the price of the common stock exceeds $5.00 per share as quoted on an approved market for twenty consecutive trading days. Additionally, the Schwarz and Rice Agreements granted Messrs, Schwarz and Rice certain registration rights with respect to the Securities. The Schwarz and Riuce Agreements were made only to accredited investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The Company relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated thereunder.
In connection with the June 2007 Agreements, the Company was required to adjust the exercise price and the number of warrants issued to Manchester Securities Corporation or Manchester under a 2004 warrant agreement for 531,435 shares as previously adjusted (the “2004 Warrants”). Under the terms of the 2004 Warrants, since the Company, pursuant to the June 2007 Agreements, sold shares of common stock at an effective price per share below $3.78 per share, Manchester was entitled to a reduction in the exercise price of the 2004 Warrants from $3.78 per share to approximately $3.71 per share and to receive an additional grant of 10,552 warrants.
Sale of equity securities and exercise of warrants 2008
March 2008 Private Placements:
On March 13, 2008 and March 14, 2008, the Company entered into Securities Purchase and Registration Rights Agreements (the “March Agreements”) with selected accredited investors (the “March Investors”), to sell 4,838,711 shares of its common stock, par value $0.0001 per share (“Common Stock”), at $1.55 per share and 3,311,259 shares of its Common Stock at $1.51 per share, respectively (collectively, the “March Shares”), and warrants to purchase an aggregate of 8,149,970 shares of Common Stock at an exercise price of $2.00 per share (the “March Warrants” and together with the March Shares, the “March Securities”), which resulted in gross proceeds to the Company of $12.5 million (the “March Offering”). The March Warrants were first exercisable in September 2008, six months after the closing of the March Offering, and expire five years after the date that the March Warrants were first exercisable. The March Warrants are also callable by the Company if the price of the Common Stock exceeds $6.00 per share as quoted on an approved market for 20 consecutive trading days. Additionally, the March Agreements granted the March Investors certain registration rights with respect to the March Securities. The March Offering was made only to accredited investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The Company relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated thereunder. In March 2009 holders of March warrants for 4,311,259 shares exercised these warrants in full at a reduced price per share.
In connection with the March 2008 Agreements, the Company was required to adjust the exercise price and the number of warrants issued to Manchester under a 2004 warrant agreement with Manchester for 541,987 shares as previously and subsequently adjusted (the “2004 Warrants”). Under the terms of the 2004 Warrants, since the Company, pursuant to the March 2008 Agreements, sold shares of Common Stock at an effective price per share below $3.71 per share, Manchester was entitled to a reduction in the exercise price of the 2004 Warrants from $3.71 per share to approximately $3.38 per share and to receive 52,647 additional warrants to purchase Common Stock.
May 2008 Private Placements:
On May 12, 2008, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement (the “May Agreement”) with certain accredited investors (the “May Investors”), to sell 2,469,135 shares of its Common Stock at $1.62 per share (collectively, the “May Shares”) and warrants to purchase an aggregate of 2,469,135 shares of Common Stock at an exercise price of $2.00 per share (the “May Warrants” and together with the May Shares, the “May Securities”), in return for gross proceeds to the Company of $4.0 million (the “May Offering”). The May Warrants were first exercisable in November 2008, six months after the closing of the May Offering and expire five years after the date that the May Warrants were first exercisable. The May Warrants are also callable by the Company if the price of the Common Stock exceeds $6.00 per share as quoted on an approved market for twenty consecutive trading days. Additionally, the May Agreement granted the May Investors certain registration rights with respect to the Securities. The May Offering was made only to accredited investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The Company relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated thereunder.

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
Sale of equity securities and exercise of warrants 2009:
On February 20 and 25, 2009, the Company reduced the exercise price of 1,967,742 Prior Warrants to $1.25 in exchange for the immediate and full exercise thereof by the Investors holding such Prior Warrants (collectively, the “February Transactions”). The February Transactions resulted in gross proceeds to the Company of approximately $2.5 million.
On March 2, 2009, the Company entered into a securities purchase and registration rights agreement with certain prior Investors whereby the Company: (i) reduced the exercise price of 1,000,000 Prior Warrants with an exercise price of $3.00 per share to $2.50 in exchange for the immediate and full exercise thereof by the Investors holding such Prior Warrants and provided such Investors with warrants having an exercise price of $3.50 per share for the same number of shares of Common Stock as their respective Prior Warrants and (ii) provided Investors holding 3,311,259 Prior Warrants with an exercise price of $2.00 per share with warrants having an exercise price of $3.50 per share for the same number of shares of Common Stock as their respective Prior Warrants in exchange for the immediate and full exercise of such Investors’ Prior Warrants (collectively, the “March Transaction” and together with the February Transactions, the “Recent Transactions”). The warrants issued in the March Transaction are exercisable immediately into an aggregate of 4,311,259 shares of Common Stock and expire on March 2, 2014 and are callable by the Company beginning on September 2, 2009 if the price of the Common Stock exceeds $10.00 per share as quoted on an approved market for twenty consecutive trading days. The March Transaction resulted in gross proceeds to the Company of approximately $9.1 million. The Recent Transactions were made only to accredited investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated thereunder.
As a result of the warrant exercise transactions, the Company was required to adjust the exercise price and the number of warrants issued to Manchester, under a 2004 warrant agreement with Manchester pursuant to which Manchester received warrants for 609,390 shares of common stock, as previously adjusted. Since the warrant exercise transactions involved the sale of shares of common stock at an effective price per share below $3.29 per share, Manchester was entitled to a reduction in the exercise price of its warrants from $3.29 per share to approximately $3.24 per share and to receive approximately 9,201 additional warrants to purchase common stock.
On March 23, 2009 Manchester fully exercised its warrant for 618,591 shares, at the stated exercise price of $3.24 per share, providing the Company approximately $2.1 million of additional capital.

On March 30, April 30 and May 4, 2009, the holder of a warrant for 1,103,960 shares exercised on 250,000 warrant shares on each of the respective dates, for an aggregate of 750,000 warrant shares at a price of $2.00 per share for proceeds of $1.5 million.
On September 22, 2009, the Company entered into a securities purchase and registration rights agreement with an accredited investor (“The Investor”), to sell 5,000,000 of its common stock at $1.00 per share and warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $1.50 per share (the “September Transaction” and the “September Warrants”). The September Warrants are first exercisable on February 22, 2010 and expire five years after the date that the September Warrants are first exercisable. The September Warrants are also callable by the Company if the price of the Common Stock exceeds $3.00 per share as quoted on an approved market for twenty consecutive trading days. Additionally, the agreement grants The Investor certain registration rights with respect to the Securities. The September transaction resulted in gross proceeds to the Company of $5.0 million. The Offering was made only to an accredited investor as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The Company relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated thereunder
The Company received an aggregate of approximately $15.8 million from the exercise of warrants during the twelve months ended December 31, 2009. As of December 31, 2009 the Company had 17,311,889 warrants outstanding with a weighted average exercise price of $2.11 per share.
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
Common stock options issued, redeemed and outstanding during the years ended December 31, 2009, 2008 and 2007 are as follows:

		Weighted
		Average
		Exercise
		Price Per	Grant Date Fair
	Number	Share	Value
Options
Options outstanding at January 1, 2007*	5,219,500	$2.11
Options forfeited during 2007	(125,000)	(3.41)
Options exercised during 2007	(36,300)	(2.23)
Options issued during 2007	600,000	1.12	$0.88

Options outstanding at December 31, 2007	5,658,200	$2.56

Options forfeited during 2008	(50,000)	(3.58)
Options exercised during 2008	(58,000)	(2.70)
Options issued during 2008	2,075,000	1.94	$1.49

Options outstanding at December 31, 2008	7,625,200	$2.38

Options forfeited during 2009	(681,400)	4.34
Options exercised during 2009**	(2,638,600)	1.92
Options issued during 2009	250,000	0.93	$0.77

Options outstanding at December 31, 2009	4,555,200	$2.28

*	Includes non-qualified options to purchase shares of Common Stock at an exercise price of $1.00 granted to a consultant on June 1, 2000 pursuant to an individual option agreement. These options fully vested on the date of grant and were exercised in full prior to the expiration date of March 1, 2009.

**	Includes 75,000 share options exercised as non cash, resulting in 33,268 shares issued.

The following table summarizes information for options outstanding and exercisable at December 31, 2009.

	Options Outstanding				Exercisable
		Weighted				Weighted
		Avg.	Weighted			Avg.	Aggregate
		Remaining	Avg. Exercise	Aggregate		Exercise	Intrinsic
Range of Prices	Number	Life Years	Price	Intrinsic Value	Number	Price	Value
$0.70-2.00	2,950,000	7.5	$1.50		2,900,000	$1.49
2.01-3.00	355,200	5.0	2.73		355,200	2.73
3.01-4.00	1,025,000	2.5	3.87		1,025,000	3.87

4.01-4.95	225,000	4.6	4.56		225,000	4.56

$0.70-4.95	4,555,200	6.1	$2.28	$—	4,505,200	$2.28	$—

A summary of the status of the Company’s nonvested stock options as of December 31, 2009, and changes during the year then ended, is presented below.

		Weighted
		Average
		Grant-Date Fair
Nonvested Stock Options	Shares	Value
Nonvested at December 31, 2008	230,000	$1.13
Granted	250,000	0.77
Vested	430,000	0.89
Forfeited	—	—

Nonvested at December 31, 2009	50,000	$1.46

As of December 31, 2009, there was approximately $8 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost will be recognized in the first quarter of 2010. The intrinsic value of options exercised in the year ended December 31, 2009 was $5.4 million.
The fair value of options was estimated on the date of grant issuance using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008	2007
Expected life of options based on simplified method for employees	2-5 years	2.5 - 5 years	5-5.67 years
Risk free interest rate	0.93-2.47%	2.22 - 3.15%	3.52-4.52%

Expected volatility	121.2-138.33%	103.4-112.0%	100.2-108.0%
Expected dividend yield	0%	0%	0%
Total stock-based compensation (stock and stock option) cost recognized is as follows:

$ thousands	2009	2008	2007
Employee	$75	$2,470	$205
Non-employee consultants and directors	250	703	176

	$325	$3,173	$381

In 2009 the Company issued 186,000 shares of common shares with a fair value of $117 thousand. These shares were issued from the Company’s 2008 Incentive Award Plan.

9.	Earnings per share:
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

$ and shares in thousands except per share data	2009	2008	2007
Net loss	$(22,744)	$(18,339)	$(41,458)

Denominator for basic earnings per share-weighted average shares	101,907	89,844	80,395
Effect of dilutive securities: stock options and warrants outstanding (a)	—	—	—

Denominator for diluted earnings per share—weighted average shares adjusted for dilutive securities	101,907	89,844	80,395
Loss per common share—basic	$(0.22)	$(0.20)	$(0.52)

Loss per common share—diluted	$(0.22)	$(0.20)	$(0.52)

Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	2009	2008	2007
Stock options and warrants	21,867,089	10,231,213	10,910,713
10.	Income taxes:
In 2007, the Company recognized a $2.1 million liability for alternative minimum tax and interest, which was accounted for as an adjustment to beginning accumulated deficit, when it adopted a new accounting standard related to uncertain tax provisions. The Company’s potential liability resulted primarily from timing differences for deductions for amounts paid to the Company’s MSA escrow accounts. The Company recognized interest related to the liability for uncertain tax positions in income tax expense. During the first three fiscal quarters of 2008 and all of 2007, the Company recognized approximately $120 thousand and $125 thousand, respectively, of interest expense associated with uncertain tax positions. In 2005, the Company’s request for a private letter ruling, or PLR, which related to the years under IRS examination, was resolved generally in its favor and an amended private letter ruling, or Amended PLR, was issued by the IRS in January 2009. The Amended PLR confirmed that the Company’s deductions taken for MSA escrow payments, which were the subject of the IRS ongoing audit for tax years 2001 through 2004 and a pending tax appeal, were fully deductible and appropriate in the years taken. Based on the Amended PLR, the Company entered into a closing agreement with the IRS which confirmed the deductions taken for those years and, thereafter, the IRS confirmed that the Company’s tax returns for the years 2001 through 2004 were correct as filed. As a result of the notification by the IRS in the Amended PLR, the Company derecognized its position of recording this income tax expense as of December 31, 2008, which resulted in a $2.2 million income tax benefit.
Net deferred tax assets and liabilities consist of the following:

$ thousand	2009	2008
Deferred tax assets:
Net operating loss carry-forwards (portions subject to annual limitation)	$47,778	$39,273
Credit carry-forward	501	501
Stock option compensation	1,442	1,320
Differing basis in property and equipment for tax and financial reporting purposes	17	52
Other	20	31

	49,758	$41,177

Deferred tax liabilities:
MSA escrow payments taxable in future	(137)	(137)
		(137)
Valuation Allowance*	(49,621)	(41,041)

	$—	$—

*	Based on the information available, management believes the allowance is appropriate.

Income tax benefit consists of the following:

	2009	2008	2007
Current:
Federal	$—	$—	$—
State	—	—	—

Deferred benefit	—	—	—

	$—	$—	$—

The provision for income tax expense varies from that which would be expected based on applying the statutory federal rate to pre-tax accounting loss as follows:

	2009	2008	2007
Statutory federal rate	(34.00)%	(34.00)%	(34.0)%
Permanent items	0.57	0.44	0.22
State tax provision, net of federal benefit	(3.45)	(3.45)	(3.45)
Valuation allowance	36.88	37.01	37.23

	(0.00)%	(0.0)%	(0.0)%

At December 31, 2009, the Company had net operating loss carry-forwards of approximately $106 million, which expire from 2009 through 2027. As a result of previous ownership changes, an aggregate of $532 thousand in Federal loss carry-forwards are limited to $116 thousand annually.
11.	Related party transactions:
Related party activity:
The Company has entered into certain transactions with companies and trusts that are owned by members of management and stockholders. The following is a summary of the significant related party transactions for the year- ended December 31:

$ thousands	2009	2008	2007
Business travel — aircraft expense(a)	$1,560	$1,402	$1,295

(a)	The Company from time to time during 2007 and a portion of 2008 used an aircraft owned by Starwood Industries LLC, a company in which Jonnie R. Williams, Star’s CEO and one of its largest shareholders, is a principal. In 2008 the aircraft owned by Starwood Industries LLC was sold and another aircraft that is owned by Starwood Aviation, Inc. (“Starwood Aviation”), a company wholly owned by Mr. Williams, was purchased. Effective September 1, 2008, the Company entered into an agreement for the use of the aircraft owned by Starwood Aviation.
Related party license agreement:
Effective January 1, 1998, Star entered into an exclusive license agreement with Regent Court Technology, LLC, of which the Company’s founder, Chief Executive Officer and one of the Company’s largest shareholders, and the beneficiary of the O’Donnell Trust, are the owners. Pursuant to this license agreement, Star has the exclusive world-wide rights to produce and sell tobacco products with low-TSNA tobacco and to sublicense that technology to third parties. In connection with this agreement, Star is obligated to pay royalties equal to 2% of all product sales (less certain costs incurred by the Company) and 6% of any royalty income earned from sublicensing (less certain costs incurred by the Company). Since the costs incurred by the Company were in excess of the royalty obligations there were no royalties due under this agreement for 2009, 2008 or 2007.
Due (to) from stockholders:
Due (to) from Stockholders consists of unsecured non-interest bearing advances of $(50) thousand as of December 31, 2009 and December 31, 2008.
On March 9, 2009 Mr. Williams purchased 2,371,541 shares of our common stock at a price of $1.14 per share and, for a price of $0.125 per share, purchased a warrant for an equal number of warrant shares at an exercise price of $1.50 per share. In accordance with our company’s related party transaction policy, Mr. Williams’ intention to purchase shares and warrant shares of our company’s stock was considered by the Audit Committee at a meeting held on March 9, 2010 and was approved by the Audit Committee and the Board of Directors on that date.

On March 15, 2010, Rock Creek entered into a consulting agreement with Neil L. Chayet, Esquire, under which Mr. Chayet will assist Rock Creek in the recruitment and recommendation of members to be appointed to a Scientific Advisor Board for the company and in communicating to the public health community and others information regarding Rock Creek’s products and mission. The agreement runs for a period of one year from March 15, 2010 to March 15, 2011, is terminable by either party without cause on fifteen days written notice and may be extended thereafter by the company at its discretion for one month periods. Under the agreement, Mr Chayet will be acting as an independent contractor and will receive a consulting fee of $6,000 per month and reimbursement for reasonable business expenses. Given Mr. Chayet’s status as Director of our company, the consideration of the consulting agreement and its potential impact on Mr. Chayet’s status as an Independent Director was considered by our company’s Audit Committee as a related party transaction in accordance with our company’s related party transaction policy. At a meeting held on March 9, 2010, the Audit Committee approved the consulting agreement and recommended approval to the Board of Directors. The agreement was thereafter approved by the Board on March 15, 2010.
12.	Employee benefit plan:
The Company is the sponsor of a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 15% of their annual compensation. The Company matches these contributions at a rate of $0.75 for each $1.00 of employee contribution. The Company made contributions of approximately $103, $98, and $114 thousand, in 2009, 2008 and 2007, respectively.
13.	Fair value of financial instruments, concentrations and credit risk and major customer information:
Fair value of financial instruments:
The estimated fair value of cash and cash equivalents, trade receivables, licensing rights receivable, MSA escrow funds, due from and to stockholders and trade payables approximate the carrying value due to their short-term nature, variable interest rates or interest rates charged at rates at which the Company can currently borrow. In applying the accounting standards for fair value determination the Company has modified its approach taking into account what the Company would have to pay someone to take over its debt obligations. The Company believes that it could pay someone the carrying value of the debt based on the current market conditions for obtaining credit. Considerable judgment is required in developing estimates of fair value; therefore, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.
The estimated fair value of long-term debt is summarized as follows ($ thousand):

2009		2008
Carrying	Estimated	Carrying	Estimated
Amount	Fair Value	Amount	Fair Value
$9,499	$9,499	$10,977	$10,977
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
During 2008, the Federal Deposit Insurance Corporation, “FDIC” temporarily increased the coverage on substantially all depository accounts to $250,000 and for certain qualifying and participating non-interest bearing transaction accounts the coverage is unlimited. The increase in coverage is scheduled to expire on December 31, 2013, at which time the amounts insured by the FDIC will return to $100,000. During 2009 the Company had amounts on deposit which exceed these insured limits and as of December 31, 2009, had $11.8 million which exceeded these insured limits.

Trade accounts receivable result from sales of tobacco products to various customers throughout the United States. Credit is extended to customers after an evaluation for credit worthiness; however, the Company does not require collateral or other security from customers.
The receivable from the sale of licensing rights is collectible in monthly installments and $3.0 million of the $3.2 million due under the agreement had been collected by December 31, 2009. All required payments to date have been timely received. As such, management believes this receivable is fully collectible.
The Company had the following customers who represented in excess of 10% of sales:

	2009		2008		2007
		Accounts		Accounts		Accounts
	Sales	Receivable	Sales	Receivable	Sales	Receivable
Mclane Company, Inc.	10.21%	3.50%	—	—	—	—
Starco Inpex, Inc DBA Wholesale Outlet	6.44%	10.56%	8.7%	13.8%	17.9%	25.6%
CVS	—	—	—%	—%	3.3%	21.5%
Food Lion	7.62%	21.94%	11.6%	1.2%	—	—
14.	Commitments, contingencies, and other matters:
Operating leases:
The Company leased manufacturing machinery and equipment under non-cancelable operating lease agreements for approximately $35 thousand per month. In July 2007 the Company purchased the equipment according to the lease terms. The Company utilized the $500 thousand security deposit and additional cash to purchase the machinery.
The Company also leases certain of its office, warehouse and manufacturing facilities under non-cancelable operating leases for approximately $7 thousand per month; expiring in 2022. The Company leases office space for its Rock Creek subsidiary in Glouchester, Massacheusetts for approximately $3 thousand per month and began leasing office space in February 2010 in Glen Allen, Virginia for its tobacco marketing and administrative personnel for approximately $3 thousand per month.
The following represents the future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2009.

Year ending December 31,	$ thousand
2010	$148
2011	150
2012	130
2013	131
2014	133
Thereafter	658

$1,350

Rent expense for all operating leases was approximately $124, $217, and $667 thousand, for the years ended December 31, 2009, 2008 and 2007, respectively.
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

As of December 31, 2009, the Company had deposited into escrow a net amount of approximately $38.7 million for sales of cigarettes in Settling States. The Company’s total escrow obligation for 2007 sales (paid in April of 2008) was $365 thousand. In May 2007, the Company entered into a license agreement with Tantus for the exclusive licensing of its trademarks Sport®, MainStreet® and GSmoke® and ceased manufacturing cigarettes in June 2007. Given the discontinuation of the Company’s cigarette operations in June 2007, and the focus on the sale of smokeless tobacco products, the Company does not anticipate having any material MSA escrow obligations in the future.
RJR Litigation
In May 2001, the Company filed a patent infringement action against RJR in the United States District Court for Maryland, Southern Division, or District Court, to enforce the Company’s rights under U.S. Patent No. 6,202,649 (‘649 Patent), which claims a process for substantially preventing the formation of TSNAs in cured tobacco. On July 30, 2002, the Company filed a second patent infringement lawsuit against RJR in the District Court based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401). On August 27, 2002 the two suits were consolidated.
In April 2003, the parties filed dispositive Motions for Summary Judgment. After appointment of a Special Master to prepare Reports and Recommendations, or R&Rs, for the District Court on six of the Summary Judgment Motions, the District Court adopted without modification the Special Master’s R&Rs, which collectively recommended that the District Court deny RJR’s Summary Judgment Motions, and that the Motion for Summary Judgment on claim construction and definiteness be granted in part and denied in part. The District Court also issued an order denying RJR’s other Motion for Summary Judgment seeking to limit the Company’s damages claim.
On August 17, 2004, the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis. Judge Garbis over the next several months issued a series of orders concerning various aspects of the case and ordered that RJR’s defense of inequitable conduct before the patent office be bifurcated from the remaining issues and tried before Judge Garbis beginning on January 31, 2005. That portion of the case was tried during the period January 31, 2005 to February 8, 2005. At the conclusion of the bench trial, the District Court advised the parties that it would take the matter under advisement, and expected to rule on this portion of the case at the same time that it ruled on two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. On January 19, 2007, the District Court granted RJR’s Motions for Summary Judgment in part and denied these motions in part. On RJR’s Motion for Summary Judgment on the Effective Filing Date of the patents, the District Court held that September 15, 1999 was the effective filing date, but denied RJR Summary Judgment of Invalidity with regard to the patents-in-suit. On RJR’s Motion for Summary Judgment on Indefiniteness, the District Court granted the motion on the basis that the term “anaerobic condition” was indefinite. On June 26, 2007 the District Court issued its ruling on RJR’ inequitable conduct defense. In its ruling the District Court held the two patents unenforceable due to inequitable conduct in their procurement and a final judgment against our company was docketed on June 27, 2007. The Company immediately filed a notice of appeal as to the rulings issued in January 2007 and as to the ruling on the inequitable conduct defense with the United States Court of Appeals for the Federal Circuit, or Court of Appeals.
After full briefing by both parties and oral argument on March 7, 2008, the Court of Appeals on August 25, 2008 issued a unanimous opinion reversing the rulings by the District Court that had found the patents at issue in the RJR litigation invalid because of inequitable conduct during the prosecution of the patents and because the patents were indefinite. In October 2008 the case was remanded to the District Court and on March 9, 2009 the Supreme Court issued an order denying RJR’s Petition for Certiorari. Following remand from the Court of Appeals, the case was tried to a jury in the District Court between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, the Company filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial. That motion was denied on December 21, 2009 and judgment was entered on the jury verdict that day. The Company filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit Court of Appeals on December 22, 2009. The appeal is currently pending and, absent any extension of time, the Company’s opening brief is due to be filed with the Circuit Court on or before April 5, 2010, RJR’s brief is due by May 15, 2010 and the Company’s reply brief is due by May 29, 2010. Once briefing has been completed, the Federal Circuit Court of Appeals will assign a date for oral argument before a three judge panel.

On November 30, 2009, RJR filed a motion for a bill of cost for $442 thousand RJR also filed a motion requesting the District Court to determine that this is an “exceptional” case under 35 USC § 285 and award attorneys’ fees of approximately $35 million under that provision and/or under 28 USC § 1927 on the basis that attorneys’ fees were unreasonably multiplied during the litigation. As part of the Orders issued on December 21, 2009, the District Court stayed the motion for attorneys fees until after a ruling on the pending appeal and the reexamination before the U.S. Patent and Trademark Office. The Court on January 8, 2010 stayed any further briefing on a renewed petition for a bill of cost that RJR filed on December 30, 2009. Any potential award of attorneys’ fees should be eliminated if the Court of Appeals for the Federal Circuit overturns the jury verdict in the District Court or if the claims at issue in the reexamination proceeding in the U.S. Patent and Trademark Office are determined to be valid, and any award of costs should also be eliminated if the Federal Circuit overturns the jury verdict in favor of RJR. Because the likelihood of an unfavorable ruling on the fee motion and bill of cost and the amount of any potential assessment cannot be reasonably estimated, no amounts have been accrued for these items in the accompanying consolidated financial statements.
On May 29, 2009, the Company filed a new complaint against RJR for patent infringement during the period beginning 2003 through the filing date of the complaint. In an Order dated January 8, 2010, the Court stayed any further action in this case until after a ruling on the appeal in the initial infringement action against RJR. The future prosecution of the new complaint will be dependant on our achieving a reversal of the jury verdict of invalidity in the initial RJR action.
On December 31, 2008 and January 2, 2009, RJR filed requests in the U.S. Patent and Trademark Office to reexamine the two patents that are the subject of the patent infringement litigations described above. In February and March 2009, the Patent and Trademark Office granted the reexamination requests, agreeing to review the patentability of the subject matter claims 4, 12 and 20 of the ‘649 patent and claim 41 of the ‘401 patent . On September 11, 2009 the Patent and Trademark Office issued a first office action in both cases. On October 22, 2009 the Company participated in an interview with the panel considering this matter and a written response to the first office action was filed on November 10, 2009. The reexamination process is ongoing.
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
Virginia Sales and Use Tax Assessment
In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860 thousand. The Company applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, the Company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to the Company. The sales and use tax assessment plus penalties and interest together, as of December 5, 2009, totaled approximately $1.4 million. The Company continues to challenge this assessment and filed a request for reconsideration with the Commissioner of Taxation, and is prepared to file a judicial action if the administrative action is not favorable. The filing of the request for reconsideration stays any collection of the tax assessment, although interest continues to accrue. While the Company is optimistic that its request for reconsideration will be accepted based on prior rulings in similar cases, if the assessment is not reversed the Company will be required to pay the tax, penalties and interest due. The Company does not believe that it is probable that an obligation has been incurred and, as a result, no amounts have been accrued for this cost in the accompanying consolidated financial statements.
Except as set forth above, there are no other litigation matters pending that could be expected to materially harm the Company’s results of operations and financial condition.

15.	Restructure Charge
During the quarter ending December 31, 2009 the Company restructured and reduced its tobacco sales force and certain general and administrative personnel in response to the slower than expected sales of its dissolvable tobacco products. As part of the restructuring effort, the Company has limited the day-to-day activity of its sales force and is focusing its marketing efforts on store level support and consumer marketing in Virginia and contiguous states, with the intent of gaining more extensive market penetration and product acceptance in those areas. Notice of the Company’s restructuring effort was announced on December 3, 2009 and separation dates for effected employees occurred on various dates through January 31, 2010. The restructuring charge in the accompanying consolidated financial statements reflects severance in the form of salary continuation and benefit continuation payments for periods up to twelve months for those employees who accepted the voluntary termination as part of the restructuring effort prior to December 31, 2009.
16.	Subsequent Events:
Corporate Funding
Since January 1, 2010, the Company has entered into Securities Purchase Agreements and Registration Rights Agreements (“the “Agreements”) with accredited investors (individually “Investor” and collectively “Investors”) for an aggregate of 11,727,120 shares of its common stock at the consolidated closing bid price and a combination of new warrants for an aggregate of 6,323,727 shares and the repricing of 5,403,393 shares of previously issued warrants. In the aggregate the transactions resulted in gross proceeds to the Company of $13.8 million. The details of the transactions follow:
On March 5, 2010 the Company sold to Investors 3,649,007 shares of its common stock (the “Shares”), par value $0.0001 per share (“Common Stock”), at $1.05 per share and reduced the exercise price on 3,649,007 warrants previously issued to the Investors from $3.50 to $1.50 per warrant and on March 9, 2010 the Company sold to other Investors 1,754,386 shares of its Common Stock at $1.14 per share and reduced the exercise price on 1,754,386 warrants previously issued to the investors from $2.00 to $1.50 per warrant. Additionally, the Agreements grant the Investor certain registration rights with respect to the Common Stock.
On March 9, 2010 the Company also entered into an Agreement with another Investor who purchased 4,385,965 shares of the Common Stock at $1.14 per share and received a warrant to purchase an equal number of warrant shares at an exercise price of $1.50 per share. On the same day, a Company Insider purchased 2,371,541 shares Common Stock at $1.14 per share and, for a price of $0.125 per share, purchased a warrant for an equal number of warrant shares at an exercise price of $1.50 per share. On March 10, 2010, the Company also entered into an Agreement with an Investor who purchased 769,230 shares of the Common Stock at $1.30 per share and received a warrant to purchase an equal number of warrant shares at an exercise price of $1.50 per share. On March 12, 2010, the Company also entered into an Agreement with an Investor who purchased 1,428,571 shares of the Common Stock at $1.40 per share and received a warrant to purchase an equal number of warrant shares at an exercise price of $1.50 per share. The warrants, in all cases, are first exercisable six months after the closing of the offering and expire five years after the date that the warrants are first exercisable. The Warrants issued on March 9, 2010 and March 10, 2010 are callable by the Company if the price of the Common Stock exceeds $3.00 per share as quoted on an approved market for twenty consecutive trading days. The Warrants issued on March 12, 2010 are callable by the Company if the price of the Common Stock exceeds $10.00 per share as quoted on an approved market for twenty consecutive trading days. Additionally, the Agreements grant the Investors certain registration rights with respect to the Common Stock and warrant shares.
On March 12, 2010, the Company and an Investor in the Second March 9 Offering agreed to amend the Second March 9 Agreement only to reduce each of the number of shares of Common Stock and Warrants purchased by such Investor to 1,754,385 from 4,385,965 (the “Amended Agreement”). After giving effect to the Amended Agreement, the Second March 9 Offering resulted in gross proceeds to the Company of approximately $2,000,000 and a reduction of the amount of the Second March 9 Offering by approximately $3,000,000.
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

Consulting agreement with Director
On March 15, 2010, Rock Creek entered into a consulting agreement with Neil L. Chayet, Esquire, under which Mr. Chayet will assist Rock Creek in the recruitment and recommendation of members to be appointed to a Scientific Advisor Committee for the company and in communicating with the public health community and others information regarding Rock Creek’s products and mission. The agreement runs for a period of one year from March 15, 2010 to March 15, 2011, is terminable by either party without cause on fifteen days written notice and may be extended thereafter by the company at its discretion for one month periods. Under the agreement, Mr Chayet will be acting as an independent contractor and will receive a consulting fee of $6,000 per month and reimbursement for reasonable business expenses.
17.	Quarterly results (unaudited):
The following is a summary of quarterly unaudited results of operations for the years ended December 31, 2009, 2008 and 2007.

$ thousands except per share data	March	June	September	December
2009
Revenues	$148	$238	$232	$90
Gross profit(loss)	(292)	(589)	(400)	(639)
Net loss	(5,231)	(7,026)	(4,902)	(5,562)
EPS — net loss basic and diluted	(0.06)	(0.07)	(0.05)	(0.05)

	March	June	September	December
2008
Revenues	$146	$52	$137	$117
Gross profit(loss)	(324)	(497)	(436)	(416)
Net loss	(5,517)	(6,387)	(4,397)	(2,036)
EPS — net loss basic and diluted	(0.07)	(0.07)	(0.05)	(0.01)

	March	June	September	December
2007
Revenues	$151	$196	$52	$83
Gross profit(loss)	(322)	(495)	524	(263)
Net loss from continuing operations	(27,284)	(3,991)	(4,490)	(5,242)
Discontinued operations	(913)	999	(471)	(65)
Net loss	(28,197)	(2,993)	(4,961)	(5,307)
EPS — basic and diluted continuing operations	(0.35)	(0.05)	(0.05)	(0.06)
EPS — basic and diluted discontinued operations	(0.01)	0.01	(0.01)	(0.01)
EPS — net loss basic and diluted	(0.36)	(0.04)	(0.06)	(0.07)
Per share amounts for each quarter are required to be computed independently and, therefore, may not equal amounts computed on an annual basis.