Form 10-Q
period 2010-03-31
STAR SCIENTIFIC INC
filed 2010-05-10
CIK 776008

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-15324

STAR SCIENTIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1402131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4470 Cox Rd, Glen Allen, VA 23060	(804) 527-1970
(Address of principal executive offices)	(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 1, 2010, 119,503,888 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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
Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Part II — Item 1A — Risk Factors” of this Report and “Part I — Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, or Annual Report, filed with the Securities and Exchange Commission on March 16, 2010.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ and shares in thousands except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,654	$12,360
Accounts receivable, trade	60	59
Receivable from sale of licensing rights	23	25
Inventories	332	230
Prepaid expenses and other current assets	198	404

Total current assets	21,267	13,078
Property, plant and equipment, net	1,019	1,057
Intangible assets, net of accumulated amortization	616	626
Receivable from sale of licensing rights, less current maturities	101	108
MSA escrow funds	365	365

Total assets	$23,368	$15,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,202	$1,981
Accounts payable, trade	2,047	2,419
Accrued expenses	973	978
Due to stockholders	50	50

Total current liabilities	5,272	5,428
Long-term debt, less current maturities	6,894	7,518

Total liabilities	12,166	12,946

Commitments and contingencies (note 6)	—	—
Stockholders’ equity:
Common stock(A)	12	11
Additional paid-in capital	158,524	144,686
Accumulated deficit	(147,334)	(142,409)

Total stockholders’ equity	11,202	2,288

Total liabilities and Stockholders’ equity	$23,368	$15,234

(A)	$0.0001 par value per share, 170,000 shares authorized, 119,404 and 107,677 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively.
See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ and shares in thousands except per share data)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Net sales	$149	$148
Less:
Product cost of goods sold	469	439
Federal excise taxes	2	2

Gross loss	(322)	(292)

Operating expenses:
Marketing and distribution	421	565
General and administrative	2,827	4,045
Research and development	1,276	224

Total operating expenses	4,524	4,834

Operating loss	(4,846)	(5,126)
Other income (expense):
Interest income	25	47
Interest expense	(104)	(114)
Derivative expense	—	(67)
Miscellaneous income	—	29

Loss before income taxes	(4,925)	(5,231)
Income tax expense	—	—

Net loss	$(4,925)	$(5,231)

Basic and diluted net loss per common share	$(0.04)	$(0.06)

Weighted average shares outstanding, basic and diluted	110,144	95,003
See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)
($ and shares in thousands except per share data)

			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2009	107,677	$11	$144,686	$(142,409)	$2,288
Stock issuance	11,727	1	13,830	—	13,831
Stock-based compensation	—	—	8	—	8
Net Loss	—	—	—	(4,925)	(4,925)

Balances, March 31, 2010 (unaudited)	119,404	$12	$158,524	$(147,334)	$11,202

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ and shares in thousands except per share data)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(4,925)	$(5,231)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	67	100
Provision for bad debt	—	(18)
Stock-based compensation	8	24
Derivative expense	—	67
Increase (decrease) in cash resulting from changes in:
Current assets	103	818
Current liabilities	(377)	290

Net cash flows from operating activities	(5,124)	(3,950)

Investing activities:
Purchase of intangible assets	(6)	(2)
Purchase of property and equipment	(12)	(10)
Proceeds from sale of licensing rights	8	286

Net cash flows from investing activities	(10)	273

Financing activities:
Proceeds from issuance of common stock	13,831	—
Proceeds from stock and warrant exercise	—	17,143
Payments on long-term debt and capital lease obligation	(403)	(269)

Net cash flows from financing activities	13,428	16,874

Increase in cash and cash equivalents	8,294	13,197
Cash and cash equivalents, beginning of period	12,360	6,473

Cash and cash equivalents, end of period	$20,654	$19,670

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$98	$75

Non-cash financing activities accretion of warrant	$—	$755

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
1.	Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2009, 2008, and 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010 (the “Annual Report”).
2.	Liquidity and Capital Resources
The Company has been operating at a loss for the past seven years. The Company’s future prospects will depend on its ability to generate and sustain increased revenue levels in future periods. This will largely be dependent on the distribution and consumer acceptance of the Company’s low-TSNA smokeless tobacco products as well as the continued development of its low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and its ability to begin generating significant revenues through royalties from the patented tobacco curing process for which it is the exclusive licensee and from the development of pharmaceutical and non-nicotine nutraceutical products by Rock Creek, which has had no revenue to date. The ability to generate revenues through royalty payments will be dependent upon the success of the Company’s ongoing patent infringement lawsuit against R J Reynolds Tobacco or RJR which has been pending since 2001. In that litigation, following a jury trial that took place between May 18 and June 22, 2009, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. That decision has been appealed to the United States Court of Appeals for the Federal Circuit and is pending. On May 29, 2009 the Company filed a new complaint against RJR for patent infringement during the period beginning 2003 and continuing to the filing date of the new complaint. The new case has been stayed pending the outcome of the appeal to the Federal Circuit and the prosecution of the new complaint will be dependant on the Company achieving a reversal of the jury verdict of invalidity in the initial RJR action.
As of March 31, 2010, the Company had a working capital surplus of approximately $16.0 million, which included cash of approximately $20.7 million. Future cash needs during 2010 include:
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
During the period January 1, 2010 through March 15, 2010, the Company received proceeds of approximately $13.8 million through the sale of 11,727,120 shares of common stock and a combination of new warrants for an aggregate of 6,323,727 shares and the repricing of 5,403,393 shares of previously issued warrants. Absent the exercise of outstanding warrants and options for cash or a substantial improvement in sales and revenues and/or royalties, the Company believes that the recent funding will support its operations through the first quarter 2011, but that it will be necessary to pursue additional sources of funds to support the Company’s operations during the first quarter of 2011. See Note 5 for a further description of these transactions. Depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before that time. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms.
The Company had a consolidated loss for the three months ended March 31, 2010 of approximately $4.9 million.
3.	Inventories
Inventories consist of the following as of March 31, 2009:

$ thousands
Raw materials	$92
Packaging materials	121
Finished goods	119

$332

4.	Long-Term Debt
Long-term debt consists of the following as of March 31, 2010:

$ thousands
Notes payable to RJR in monthly installments of $134,327 until August 2010 and then $208,000 until fully paid in December 2013 plus interest at prime plus 1% (4.25% at March 31, 2010)	$9,096
Less current maturities	(2,202)

Long term portion of debt	$6,894

The future maturities of long-term debt without regard to potential royalty offsets are as follows:

Twelve months ending March 31,	$ thousands
2011	$2,202
2012	2,497
2013	2,497
2014	1,900

Total notes payable and long term debt	$9,096

5.	Stockholders’ Equity
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

During the three months ended March 31, 2010, the Company did not issue options to any employee, however in April 2010 the Board approved 3,590,000 stock option awards to its directors, certain officers and employees and a consultant. See Note 9 for details.
At March 31, 2010, there were 4,555,200 options issued and outstanding with a weighted average exercise price of $2.28 per share.
A summary of the status of the Company’s unvested stock options at March 31, 2010, and changes during the quarter then ended, is presented below.

		Weighted
		Average
		Fair Value at
Nonvested Stock Options ( in thousands)	Shares	Grant Date
Nonvested at December 31, 2009	50	$1.46
Granted		—
Vested	(50)	1.46
Forfeited	—	—

Nonvested at March 31, 2010	—	$—

As of March 31, 2010, there was no unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans.
During the three months ended March 31, 2010, no stock options were exercised.
Warrant activity:
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
On March 5, 2010 the Company sold to Investors 3,649,007 shares of its common stock, par value $0.0001 per share (“Common Stock”), at $1.05 per share and reduced the exercise price on 3,649,007 warrants previously issued to the Investors from $3.50 to $1.50 per warrant and on March 9, 2010 the Company sold to other Investors 1,754,386 shares of its Common Stock at $1.14 per share and reduced the exercise price on 1,754,386 warrants previously issued to the investors from $2.00 to $1.50 per warrant. Additionally, the Agreements granted the Investor certain registration rights with respect to the Common Stock.
On March 9, 2010 the Company also entered into an Agreement with another Investor who purchased 4,385,965 shares of the Common Stock at $1.14 per share and received a warrant to purchase an equal number of warrant shares at an exercise price of $1.50 per share (the “Second March 9 Agreement”). On the same day, a Company Insider, Jonnie R. Williams CEO, purchased 2,371,541 shares Common Stock at $1.14 per share and, for a price of $0.125 per share, purchased a warrant for an equal number of warrant shares at an exercise price of $1.50 per share. On March 10, 2010, the Company also entered into an Agreement with an Investor who purchased 769,230 shares of the Common Stock at $1.30 per share and received a warrant to purchase an equal number of warrant shares at an exercise price of $1.50 per share. On March 12, 2010, the Company also entered into an Agreement with an Investor who purchased 1,428,571 shares of the Common Stock at $1.40 per share and received a warrant to purchase an equal number of warrant shares at an exercise price of $1.50 per share. The warrants, in all cases, are first exercisable six months after the closing of the offering and expire five years after the date that the warrants are first exercisable. The warrants issued on March 9, 2010 and March 10, 2010 are callable by the Company if the price of the Common Stock exceeds $3.00 per share as quoted on an approved market for twenty consecutive trading days. The warrants issued on March 12, 2010 are callable by the Company if the price of the Common Stock exceeds $10.00 per share as quoted on an approved market for twenty consecutive trading days. Additionally, the Agreements granted the Investors certain registration rights with respect to the Common Stock and warrant shares.
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

As of March 31, 2010 the Company had 23,635,616 warrants outstanding with a weighted average exercise price of $1.60 per share.
Net Loss Basic and Diluted Per Common Share:
Due to the Company’s net losses, both basic and diluted loss per share were $(0.04) and $(0.06) for the three months ended March 31, 2010 and 2009, respectively. An aggregate of 28,190,816 at March 31, 2010 and 18,711,900 at March 31, 2009 of stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.
6.	Commitments, Contingencies and Other Matters
RJR Litigation:
On May 5, 2010, the Company filed its opening brief on appeal with the Untied States Court of Appeals for the Federal Circuit. RJR is expected to request an extension of the time to file its brief on appeal and following that filing the Company will file a reply brief.
Virginia Sales and Use Tax Assessment:
There has been no change in the status of the Virginia Sales and Use Tax assessment against the Company with respect to its tobacco curing barns since December 31, 2009.
7.	Related Party Transaction
On March 9, 2010 Jonnie R. Williams, CEO purchased 2,371,541 shares of our common stock at a price of $1.14 per share and, for a price of $0.125 per share, purchased a warrant for an equal number of warrant shares at an exercise price of $1.50 per share. In accordance with the Company’s related party transaction policy, Mr. Williams’ intention to purchase shares and warrant shares of the Company’s stock was considered by the Audit Committee at a meeting held on March 9, 2010 and was approved by the Audit Committee and the Board of Directors on that date.
On March 15, 2010, Rock Creek entered into a consulting agreement with Neil L. Chayet, Esquire, under which Mr. Chayet will assist Rock Creek in the recruitment and recommendation of members to be appointed to a Scientific Advisor Board for the Company and in communicating to the public health community and others information regarding Rock Creek’s products and mission. The agreement runs for a period of one year from March 15, 2010 to March 15, 2011, is terminable by either party without cause on fifteen days written notice and may be extended thereafter by the Company at its discretion for one month periods. Under the agreement, Mr Chayet will be acting as an independent contractor and will receive a consulting fee of $6,000 per month and reimbursement for reasonable business expenses. Given Mr. Chayet’s status as Director of the Company, the consideration of the consulting agreement and its potential impact on Mr. Chayet’s status as an Independent Director was considered by the Company’s Audit Committee as a related party transaction in accordance with the Company’s related party transaction policy. At a meeting held on March 9, 2010, the Audit Committee approved the consulting agreement and recommended approval to the Board of Directors. The agreement was thereafter approved by the Board on March 15, 2010.
8.	Restructuring Charge
During the quarter ending December 31, 2009 the Company restructured and reduced its tobacco sales force and certain general and administrative personnel in response to the slower than expected sales of its dissolvable tobacco products. As part of the restructuring effort, the Company has limited the day-to-day activity of its sales force and is focusing its marketing efforts on store level support and consumer marketing in Virginia and contiguous states, with the intent of gaining more extensive market penetration and product acceptance in those areas. Notice of the Company’s restructuring effort was announced on December 3, 2009 and separation dates for effected employees occurred on various dates through January 31, 2010. The restructuring charge in the accompanying consolidated financial statements reflects severance in the form of salary continuation and benefit continuation payments for periods up to twelve months for those employees who accepted the voluntary termination as part of the restructuring effort prior to December 31, 2009. During the first quarter 2010 the Company paid $151 thousand related to this obligation.

9.	Subsequent Events
Stock Option Grant
On April 5, 2010 the Company’s Board of Directors approved option grants to directors, certain officers and employees and a consultant for an aggregate of 3,590,000 shares at an exercise price of $2.72 per share (the “Options”). The Options were fully vested as of the grant date and have a ten-year term. The Company will record an expense for the Options in the second fiscal quarter ending June 30, 2010 of $8.2 million, as calculated using the Black-Scholes option pricing model which is recognized by accounting principles generally accepted in the United States. The issuance of the Options increases the Company’s outstanding options to 8,145,200 with a weighted exercise price of $2.47.
Common Stock Issuance
On April 5, 2010 the Company entered into a Research and Royalty Agreement (“Agreement”) with the Roskamp Institute’s affiliate, SRQ Bio, LLC (“Institute”), under which the Institute will conduct research on a compound developed by the company’s Rock Creek Pharmaceutical subsidiary. As part of the Agreement, the Company issued to the SRQ Bio, LLC 100,000 shares of common stock, par value $0.0001. The shares were issued pursuant to a Securities Purchase Agreement dated April 9, 2010.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission, or SEC, on March 16, 2010. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.
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

Since the 1990s, we have sought to develop processes and products that significantly reduce the levels of toxins, principally TSNAs, in tobacco compared to traditional smoked and smokeless tobacco products. Our development of technology for reducing TSNA levels has lead to our focus on the development of tobacco-based pharmaceuticals products and non-nicotine nutraceuticals that we are pursuing through our Rock Creek subsidiary. Our significant experience in proprietary technology related to the development of tobacco products with reduced levels of toxins also has positioned us to seek the approval of a variant of our very-low smokeless tobacco products as “modified risk tobacco products” by the United States Food and Drug Administration (FDA) under the FDA Tobacco Act and we filed the first application for a modified risk tobacco product (Ariva-BDL) with the FDA on February 19, 2010. Given our long-term focus on reducing the levels of toxins in tobacco, we believe we are uniquely positioned to pursue a range of very-low TSNA smokeless tobacco products, non-nicotine nutraceuticals and tobacco-based pharmaceuticals that will further our mission to reduce the harm associated with tobacco use at all levels.
We fully accept the evidence that links smoking tobacco with a variety of diseases and premature death. We believe it is highly unlikely that the health risks of smoked tobacco can be completely eliminated, and that no safe cigarettes will ever be manufactured. We believe we were the first company to state unequivocally that “there is no such thing as a safe cigarette.” Further, we were the first company to affix to the back of the package of our first premium low-TSNA product, Advance® , a package “onsert” that contained not only scientifically verified comparative product content data, but also additional health warnings beyond those required by the Surgeon General. Despite worldwide efforts to curb tobacco use, the American Cancer Society continues to report that an estimated 1.3 billion people smoke and use other conventional tobacco products. Given the reality of tobacco use, we continue to believe that there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology and to provide alternatives to those products for persons seeking to maintain a nicotine-free metabolism. Accordingly, we believe we have a corporate responsibility to continue our research and development efforts to manufacture tobacco products with the lowest level of toxins possible, particularly through the development of products containing tobacco cured using our StarCured® tobacco curing process, develop related botanical tobacco-based pharmaceutical products designed to treat tobacco dependence and non-nicotine nutraceutical products that may assist persons who have ceased using tobacco or who are in the process of stopping tobacco use to maintain a balanced metabolism.
Over the last several years, we have expended significant time and resources: (i) on our ongoing patent infringement litigation with R.J. Reynolds Tobacco Company, or RJR, a wholly owned subsidiary of Reynolds American, Inc., or RAI, which we are continuing to pursue on appeal following an unsuccessful verdict in our jury trial in that case which took place between May 18 and June 16, 2009 in the United States District Court for the District of Maryland, or District Court, (see “Item 1. Legal Proceedings” of Part II of this report for further details) (ii) the development of ARIVA® and STONEWALL Hard Snuff®, our low-TSNA dissolvable smokeless tobacco products and, more recently, modified risk tobacco products under the FDA Tobacco Act, (iii) the license of low-TSNA products and the technology behind our StarCured® tobacco curing process, and (iv) the efforts of Rock Creek in developing botanical tobacco-based pharmaceutical products, non-nicotine nutraceuticals and related products. Our future success will depend largely on the successful results of these initiatives. While product licensing royalties and smokeless tobacco sales have been de minimis to date, we intend to continue our efforts to develop and sell low-TSNA smokeless tobacco products, develop pharmaceutical products to treat tobacco addiction and a range of neurological conditions and related non-nicotine nutraceuticals, and to pursue licensing arrangements for those products and related technology.
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
We experienced revenue of approximately $0.2 million and an operating loss from continuing operations of approximately $(4.9) million during the three months ended March 31, 2010. The recurring losses generated from our operating expenses continue to impose significant demands on our liquidity. As of March 31, 2010, we had positive working capital of approximately $16.0 million, which included approximately $20.7 million in cash and cash equivalents. Since January 1, 2010, we have entered into Securities Purchase Agreements and Registration Rights Agreements (“the “Agreements”) with accredited investors for an aggregate of 11,727,120 shares of our common stock at the consolidated closing bid price and a combination of new warrants for an aggregate of 6,323,727 shares and the repricing of 5,403,393 shares of previously issued warrants. In the aggregate the transactions resulted in gross proceeds to our company of $13.8 million. See note 6 of our financial statements for a complete discussion of these transactions. However, absent the exercise of outstanding warrants and options for cash or a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it will be necessary to pursue additional sources of funds during the second quarter of 2011. However, depending upon market conditions and the price of the common stock, we may decide to seek additional funds before that date.

Smokeless Tobacco. Net sales of our smokeless hard tobacco products were unchanged at $0.2 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. STONEWALL Hard Snuff® represented a majority of our hard tobacco sales during each period. We continue to work to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products, and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers and in the first quarter of 2010 we introduced “Cinnamon”, “Mint” and “Citrus” blends of ARIVA® and a new packaging format (10-piece sleeves) for ARIVA®. Our working capital constraints over the last several years have limited both the direct marketing of our smokeless hard tobacco products and our research and development efforts, which we believe negatively impacted our efforts to increase consumer acceptance of our smokeless tobacco products.
Modified Risk Tobacco. In 2009 and 2010 we developed ARIVA BDL™, a variant of our ARIVA® smokeless tobacco product that has significantly lower levels of carcinogenic TSNAs as well as other toxins compared to conventional tobacco products and which are at a levels comparable to those found in nicotine replacement therapy products. On February 19, 2010, we submitted an application to the FDA for the approval of ARIVA BDL™ as the first modified risk tobacco product under the FDA Tobacco Act.
Development of Tobacco-based Pharmaceutical Products and Nutraceuticals . In 2007, we incorporated our wholly owned subsidiary Rock Creek through which we intend to pursue a range of pharmaceutical products, including products that have a botanical, tobacco-based component, for the treatment of tobacco dependence, as well as products that would utilize certain MAO agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression and related products such as nutraceuticals. Rock Creek operates pursuant to a sublicense under our exclusive license with Regent Court Technologies, LLC, or Regent Court, which includes patents for producing tobacco with low TSNA levels. In 2009 Rock Creek developed a non-nicotine nutraceutical that is intended to temporarily reduce the desire to smoke. It is expected that this product will be introduced for test market in 2010 under the name CigRx™. Rock Creek is currently undertaking a series of research studies relating to this product and completing other premarket analysis connected with the expected launch of this product. Through Rock Creek we also are continuing to explore the development of other related nutraceutical products that may assist in stabilizing metabolism, pharmaceutical products with clinical claims, as well as a “relapse prevention product” to assist smokers during nicotine withdrawal, with the goal of higher “quit” rates for long term smokers who have failed in their treatments with conventional NRT smoking cessation products.
Licensing. We have an exclusive, worldwide license from Regent Court under 12 U.S. patents and numerous foreign patents as well as additional patents pending in the United States and foreign countries relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process involves the control of certain conditions in tobacco curing barns, and in certain applications, the use of microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and tobacco smoke. Also, in December 2008 we filed a new U.S. patent application for a variant of our patented curing technology that results in the production of cured tobacco that contains virtually undetectable levels of carcinogenic TSNAs as measured by prevailing standards. Further, Rock Creek in connection with its development work on a non-nicotine nutraceutical and a relapse prevention product filed several provisional patent application with the U.S. Patent and Trademark Office and anticipates seeking patent protection for those processes and products based on the results of the work to date. Two of the patents under our license with Regent Court that relate to our method for producing low-TSNA tobacco are the subject of our ongoing lawsuit against RJR and a related patent reexamination before the U.S. Patent and Trademark Office. See “Item 1. Legal Proceedings” of Part II of this Report for further details. While we believe licensing of our exclusive patent rights could prove a significant source of additional revenue for us, the full realization of this potential also will depend on our ability to successfully defend and enforce our patent rights, including obtaining a reversal of the jury verdict in the RJR litigation.

Government Regulation. The manufacture and sale of cigarettes and other tobacco products are subject to extensive federal governmental regulation in the United States and by comparable authorities in many foreign countries. In addition to federal statutes and regulations, many states also require manufacturers of tobacco products to obtain a cigarette license or a tobacco product license in order to sell tobacco products. States also regulate the age at which adult consumers may purchase tobacco products and the locations where tobacco products can be sold. Many states over the past few years have placed increased restrictions on the purchase and use of tobacco products. In 2009 the FDA was granted authority to regulate all tobacco products through the Family Smoking Prevention and Control Act. Under this legislation, the FDA, through the Center for Tobacco Products, has broad authority over the manufacturing, sale and distribution of tobacco products including expanded control over the introduction of new tobacco products, warnings that must be included on all tobacco products and the manner in which tobacco products may be marketed and sold.
Under the Food, Drug, and Cosmetic Act, the FDA has authority for reviewing and approving any new drug product prior to its introduction into commerce. The FDA approval process involves, among other things, successfully completing clinical trials under an Investigational New Drug Application and obtaining a premarket approval after filing a New Drug Application. The NDA process requires a company to prove the safety and efficacy of a new drug product to the FDA’s satisfaction. The Dietary Supplement Health Education Act or DSHEA, provides the FDA with authority over the production and marketing of dietary supplements. In certain cases DSHEA also requires notification to the FDA before a company begins to market a dietary supplement. DSHEA does not require prior approval by the FDA for the introduction of dietary supplements into the market, but does require that nutraceutical products comply with the requirements of DSHEA prior to and after their introduction into commerce. See “Item 1. Business — Government Regulation” of our Annual Report for more information relating to governmental regulation of tobacco products, neutraceuticals and drug products.
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

Results of Operations
Our Company’s unaudited condensed consolidated results for the three month periods ended March 31, 2010 and 2009 are summarized in the following table:

	Three Months Ended March 31,
$ thousands	2010	2009
Net sales	$149	$148
Cost of goods sold	469	439
Federal excise tax	2	2

Gross profit (loss)	(322)	(292)

Total operating expenses	4,524	4,834

Operating loss	(4,846)	(5,126)

Net loss	$(4,925)	$(5,231)

Basic and diluted loss per common share net loss	$(0.04)	$(0.06)

Weighted average shares outstanding	110,144	95,003
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Net Sales. For the three months ended March 31, 2010, net sales (gross sales less cash discounts, product discounts and product return allowance) of our dissolvable tobacco were $149 thousand compared to $148 thousand during same period in 2009. While sales volumes during the three months ended March 31, 2010 were lower than the same period in 2009, the net increase in sales reflected a combination of lower spending on product promotion programs and price increases on our smokeless tobacco products during the first quarter 2010.
Gross Profit (loss). Gross loss increased $30 thousand in the three months ended March 31, 2010 to $322 thousand from $292 thousand for the same period in 2009. The increased loss is attributed primarily to higher manufacturing costs for our new Ariva™ package formats, partially offset by the reduction in force effective December 2009 and the completion of the relocations of our manufacturing operations in 2009.
Total Operating Expenses. Total operating expenses were approximately $4.5 million for the three months ended March 31, 2010, a decrease of approximately $0.3 million, or 6.9%, from approximately $4.8 million for the same period in 2009. General and administrative expenses decreased by approximately $1.1 million, and marketing and distribution costs decreased by approximately $0.2 million. Research and development costs increased approximately $1.0 million.
Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $0.4 million for the three months ended March 31, 2010, a decrease of approximately $0.2 million, or 33.3%, from approximately $0.6 million for the same period in 2009. This decrease was primarily due to the reduction in force effective in December 2009, reduced tradeshow attendance and reduced product couponing.
General and Administrative Expenses. General and administrative expenses were approximately $2.9 million for the three months ended March 31, 2010, a decrease of approximately $1.1 million, or 27.5%, from approximately $4.0 million for the same period in 2009. For the three months ended March 31, 2010, legal costs were reduced by approximately $1.0 million from the same period in 2009. The higher legal cost in 2009 reflected expenditures associated with the preparation for the patent infringement trial against RJR. The lower cost in first quarter 2010 also reflected a decrease in expenditures for executive travel.
Research and Development Expenses. We expended substantially more on research in the first quarter 2010 (approximately $1.3 million) compared to our expenditures in first quarter 2009 of (approximately $0.2 million). The research and development cost in the first quarter related to the new product initiative for our CigRx™ nutraceutical, which we expect to introduce into test market in 2010.
Interest Income and Expense. We had interest income of $25 thousand and interest expense of $104 thousand for the three months ended March 31, 2010, for a net interest expense of $79 thousand during the period. For the same period in 2009, we had interest income of $47 thousand and interest expense of $114 thousand, for a net interest expense of $67 thousand. The lower interest expense for the three months ended March 31, 2010 reflected lower prevailing interest rates and scheduled payments against the principal of our outstanding debt. The lower interest income during the first quarter of 2010 reflected a decrease in prevailing interest rates.

Derivative Expense. On January 1, 2009, in accordance with a new accounting standard, we reclassified certain outstanding warrants, at their fair value of $688 thousand, to liabilities where they were measured at their respective fair values with corresponding changes in fair values charged or credited to our income. Upon the warrant exercise on March 23, 2009, the liability was revalued at its fair value. A portion of the revalued liability was then reclassified to equity in the amount of proceeds received upon exercise and the remaining amount accounted for as derivative expense. There was no similar accounting adjustment in the first quarter 2010.
Net Loss. We had a net loss of approximately $4.9 million for the three months ended March 31, 2010 compared to a net loss of approximately $5.2 million for the same period in 2009. The lower net loss for the three months ended March 31, 2010 primarily reflected lower operating costs due to the reduction in force effective in December 2009 as compared to the same period in 2009 and reduced legal cost, offset, in part, by increased expenditures for research and development related to the CigRx™ nutraceutical project.
At March 31, 2010, we had a basic and diluted loss per share of $(0.04) compared to a basic and diluted loss per share of $(0.06) at March 31, 2009.
Liquidity and Capital Resources
Our company has been operating at a loss for the past seven years. Our future prospects will depend on our ability to generate and sustain increased revenue levels in future periods. This will largely be dependent on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well as the continued development of our low-TSNA smokeless tobacco products, independently and through alliances with other tobacco manufacturers, and our ability to begin generating significant revenues through royalties from our patented tobacco curing process and from the development of pharmaceutical and non-nicotine nutraceutical products by Rock Creek, which has had no revenue to date. The ability to generate revenues through royalty payments related to our technology for producing low-TSNA tobacco will be dependent upon the success of our ongoing patent infringement lawsuit against RJR, which has been pending since 2001, and a determination that the patents at issue in that case, which are the subject of our appeal in the RJR case and a reexamination at the U.S. Patent and Trademark Office, are enforceable. See “Item 1 Legal Proceedings.” of Part II of this Report.
As of March 31, 2010, we had a working capital surplus of approximately $16.0 million, which included cash and cash equivalents of approximately $20.7 million. Anticipated future cash needs during 2010 include:
•	litigation costs in connection with the RJR patent infringement trial of approximately $1.6 million;
•
monthly principal and interest payments of approximately $170 thousand until August 2010 when the payment increases to approximately $245 thousand in connection with the repayment of our long-term B&W debt; and

•	funding of other aspects of our current operations in light of continued operating losses.
We expect to continue to incur losses in connection with the sale of our smokeless tobacco products for the foreseeable future. While the retail trade awareness and acceptance of smokeless tobacco have been increasing year over year, substantially increased consumer sales will be required to reach a breakeven level for these products. Rock Creek has had no revenues to date. However, in 2009 and 2010 Rock Creek developed a non-nicotine nutraceutical that is intended to temporarily reduce the desire to smoke. It is expected that this product will be introduced for test market in 2010 under the name CigRx™. Given the typical long lead time for federal approval of any pharmaceutical products, we do not expect that Rock Creek will generate any revenues from the sale of pharmaceutical products for the foreseeable future, but rather that Rock Creek will focus its efforts on the research and development aspects of a range of pharmaceuticals, including products having a botanical, tobacco-based component and related non-nicotine nutraceuticals products, assuming sufficient capital can be generated to support such activities.
During the period January 1, 2010 through March 15, 2010, our company received gross proceeds of approximately $13.8 million through various private placements of our securities to certain accredited investors. Absent the exercise of outstanding warrants and options for cash or a substantial improvement in sales and revenues and/or royalties, we believe that this recent funding will support our operations through the first quarter 2011, but that it will be necessary to pursue additional sources of funds during the first quarter of 2011 to support our operations following the first quarter of 2011. Depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that time. There can be no assurance that we will be successful in obtaining such funding at commercially reasonable terms, if at all.

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
Summary of Balances and Recent Sources and Uses
As of March 31, 2010, we had positive working capital of approximately $16.0 million, which included approximately $20.7 million in cash and cash equivalents and approximately $0.1 of accounts receivable, compared to positive working capital of approximately $7.7 million, which included approximately $12.4 million in cash and cash equivalents, and approximately $0.1 in accounts receivable, as of March 31, 2009.
Net Cash From Operating Activities. During the three months ended March 31, 2010, approximately $5.1 million of cash was used in operating activities compared to approximately $4.0 million of cash used in operating activities during the same period in 2009. Cash used in operations was approximately $1.1 million higher during the three months ended March 31, 2010 as compared to the same period in 2009, primarily due to the pay down of legal expenses incurred in 2009 and increased expenditures for research and development.
Net Cash From Investing Activities. During the three months ended March 31, 2010, a total of $11 thousand of cash was used by investing activities, primarily reflecting the reduction in proceeds from licensing receivables per contract terms. During the same period in 2009, we generated $273 thousand in cash primarily from the proceeds from licensing receivables.
Net Cash From Financing Activities. During the three months ended March 31, 2010, we generated net cash from financing activities of approximately $13.4 million, primarily through the sale of common stock for gross proceeds of approximately $13.8 million. During the same period in 2009, we generated net cash from financing activities of approximately $16.9 million, primarily from the exercise of common stock options and warrants, for gross proceeds of approximately $17.1 million.
Net Cash Used in MSA Escrow Payments. Given the fact that we discontinued the sale of cigarettes in June 2007, we did not make any deposits into escrow during the three months ended March 31, 2010 for the sale of cigarettes in the MSA states in 2009 and we do not anticipate having any material MSA escrow obligations in 2010.
Cash Demands on Operations
During the three months ended March 31, 2010, we had operating losses from continuing operations that totaled $(4.9) million.
We have spent considerable funds on the development of CigRx™ and expect to spend more funds on final development, manufacturing set up, and marketing and sales. Our inability to improve our results of operations or to raise additional working capital through royalty arrangement or financing initiatives prior to or during the second quarter 2011 could have a material adverse effect on our ability to meet our working capital needs and continue operations.
Contingent Liabilities and Cash Demands
B&W Agreements. Under the Restated Master Agreement with B&W, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we currently owe approximately $9.1 million on our long-term tobacco curing barn loan. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly payments that began on January 1, 2006. The debt is unsecured.
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
We intend to introduce into test market a non-nicotine nutraceutical (CigRx™) in 2010. We anticipate obtaining product liability insurance for this product, However, if we are not able to obtain product liability insurance, we will have to self insure against any claims relating to product defects or claims arising out of the sale, distribution and marketing of the CigRx™ product.
MSA Escrow Obligations. Since June 2007 we have been focusing our activities on the sale of smokeless tobacco products, as opposed to cigarettes. As a result, we do not anticipate incurring MSA escrow obligations for cigarette sales in 2009 or thereafter.
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
Our outstanding long-term debt of $9.1 million bears an interest at a rate of prime plus 1%. Accordingly, we do not believe that we are subject to significant interest rate exposure on these obligations.

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
Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of March 31, 2010, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.
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

Following briefing and oral argument, the Court of Appeals on August 25, 2008 issued a unanimous opinion reversing the rulings by the District Court that had found the patents at issue in the RJR litigation invalid because of inequitable conduct during the prosecution of the patents and because the patents were indefinite. As part of its opinion, the Court of Appeals ordered that the case be remanded to the District Court for further proceedings on the infringement complaint. On October 29, 2008, a mandate formally terminating the proceedings in the Court of Appeals was filed. As a result, the District Court regained jurisdiction over the case to conduct further proceedings on our infringement complaint. On January 16, 2009, RJR filed a Petition for Certiorari with the United States Supreme Court, or Supreme Court, seeking to have the Supreme Court review the unanimous decision issued by the Court of Appeals. The Supreme Court on March 9, 2009, issued an order denying RJR’s Petition for Certiorari. Following remand from the Court of Appeals, the case was tried to a jury in the District Court between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, we filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial. That motion was denied on December 21, 2009 and judgment was entered on the jury verdict that day. We filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit Court of Appeals on December 22, 2009 and our opening brief was filed on May 5, 2010. It is expected that RJR will request an extension to file its brief and after that filing we will have the opportunity to file a reply brief. Once briefing has been completed, the Federal Circuit Court of Appeals will assign a date for oral argument before a three judge panel.
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

Item 1A. Risk Factors
There are no material changes from risk factors previously disclosed in “Part I — Item 1A” of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010.
Item 6. Exhibits
(a) Exhibits

Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation of Star Scientific, Inc.(1)

3.2	Amended and Restated Bylaws of Star Scientific, Inc.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Incorporated by reference to Current Report on Form 8-K filed on December 7, 2009.

(2)	Incorporated by reference to Current Report on Form 8-K filed on December 21, 2006.

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

STAR SCIENTIFIC, INC.
Date: May 10, 2010	/s/ Park A. Dodd, III
Authorized Signatory and
Chief Financial Officer