Form 10-Q
period 2010-06-30
STAR SCIENTIFIC INC
filed 2010-08-09
CIK 776008

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-15324

STAR SCIENTIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1402131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4470 Cox Road, Glen Allen, Virginia 23060	(804)527-1970
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 1, 2010 119,504 thousand shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives through Star Tobacco and Rock Creek, the uncertainties inherent in the progress of scientific research, our ability to raise additional capital in the future that is necessary to maintain our business, potential disputes concerning our intellectual property, risks associated with litigation regarding such intellectual property, uncertainties associated with the development, testing and regulatory approvals of our low-TSNA tobacco, related tobacco products and pharmaceutical and nutraceutical products, market acceptance of our new smokeless tobacco products and nutraceutical and pharmaceutical products, competition from companies with greater resources than us, our dependence on key employees and on our prior strategic relationships with Brown & Williamson Tobacco Corporation in light of its combination with R.J. Reynolds Tobacco Company, Inc. Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Part II — Item 1A — Risk Factors” of this Report and “Part I — Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, or Annual Report, filed with the Securities and Exchange Commission on March 16, 2010.
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

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ and shares in thousands except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,170	$12,360
Accounts receivable, trade, net	128	59
Receivable from sale of licensing rights	24	25
Inventories	465	230
Prepaid expenses and other current assets	1,114	404

Total current assets	14,901	13,078
Property, plant and equipment, net	1,945	1,057
Intangible assets, net of accumulated amortization	650	626
Receivable from sale of licensing rights, less current maturities	94	108
MSA escrow funds	365	365

Total assets	$17,955	$15,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,444	$1,981
Accounts payable, trade	2,344	2,419
Accrued expenses	626	978
Due to stockholders	50	50

Total current liabilities	5,464	5,428
Long-term debt, less current maturities	6,308	7,518

Total liabilities	11,772	12,946

Commitments and contingencies (note 6)	—	—
Stockholders’ equity:
Common stock(A)	12	11
Additional paid-in capital	167,006	144,686
Accumulated deficit	(160,835)	(142,409)

Total stockholders’ equity	6,183	2,288

Total liabilities and Stockholders’ equity	$17,955	$15,234

(A)	$0.0001 par value per share, 170,000 shares authorized, 119,504 and 107,677 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively.
See notes to unaudited condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ and shares in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
Net sales	$335	$238	$484	$386

Less:
Product cost of goods sold	745	822	1,214	1,261
Federal excise taxes and USDA tobacco buyout program assessment	4	6	6	7

Gross loss	(414)	(589)	(736)	(882)

Operating expenses:
Marketing and distribution	862	798	1,283	1,363
General and administrative	11,270	5,086	14,097	9,131
Research and development	885	507	2,161	731

Total operating expenses	13,017	6,391	17,541	11,225

Operating loss	(13,431)	(6,980)	(18,277)	(12,107)

Other income (expense):
Interest income	26	65	51	112
Interest expense	(99)	(111)	(204)	(224)
Derivative expense	—	—	—	(67)
Miscellaneous income	3	—	4	29

Net loss before income taxes	(13,501)	(7,026)	(18,426)	(12,257)
Income tax expense	—	—	—	—

Net loss	$(13,501)	$(7,026)	$(18,426)	$(12,257)

Net loss basic and diluted per common share	$(0.11)	$(0.07)	$(0.16)	$(0.12)

Weighted average shares outstanding, basic and diluted	119,498	102,044	114,847	98,543
See notes to unaudited condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)
($ and shares in thousands except per share data)

			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2009	107,677	$11	$144,686	$(142,409)	$2,288
Stock issuance	11,827	1	14,102	—	14,103
Stock-based compensation	—	—	8,218	—	8,218
Net loss	—	—	—	(18,426)	(18,426)

Balances, June 30, 2010 (unaudited)	119,504	$12	$167,006	$(160,835)	$6,183

See notes to unaudited condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ and shares in thousands except per share data)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Operating activities:
Net loss	$(18,426)	$(12,257)

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	135	175
Provision for bad debt	6	(18)
Provision for inventory obsolescence	59
Stock based compensation	8,490	49
Derivative expense	—	67
Increase (decrease) in cash resulting from changes in:
Current assets	(1,080)	1,450
Current liabilities	(427)	1,866

Net cash flows from operating activities	(11,243)	(8,668)

Investing activities:
Purchase of intangible assets	(55)	(6)
Purchase of property and equipment	(929)	(18)
Proceeds from sale of licensing rights	14	578

Net cash flows from investing activities	(969)	554

Financing activities:
Proceeds from issuance of common stock	13,831	—
Proceeds from exercise of warrants and options	—	20,020
Payments on long-term debt	(809)	(672)

Net cash flows from financing activities	13,022	19,348

Increase in cash and cash equivalents	810	11,234
Cash and cash equivalents, beginning of period	12,360	6,473

Cash and cash equivalents, end of period	$13,170	$17,708

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$194	$188

Non-cash investing and financing activity:
During the six months ending June 30, 2010, the Company purchased a vehicle financed through long-term debt. See note 4.
See notes to unaudited condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2009, 2008, and 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010 (the “Annual Report”).
2.	Liquidity and Capital Resources
The Company has been operating at a loss for the past seven years. The Company’s prospects will depend on its ability to generate and sustain increased revenue levels in future periods. This will largely be dependent on the distribution and consumer acceptance of the Company’s new CigRx™ product, a non nicotine, non-tobacco nutraceutical developed by its Rock Creek Pharmaceutical subsidiary to temporarily decrease one’s desire to smoke, which was launched in Richmond, Virginia in August 2010, its low-TSNA smokeless tobacco products and its ability to begin generating significant revenues through royalties from the patented tobacco curing process for which it is the exclusive licensee. The CigRx™ nutraceutical is Rock Creek’s first product introduction and Rock Creek had no revenue stream prior to the introduction of CigRx™. The Company’s prospects also will be dependant on Rock Creek’s ability to develop additional pharmaceutical and non-nicotine nutraceutical products and the approval by the Food and Drug Administration, ( “FDA”), of Star Tobacco’s applications to market variations of its Ariva® and Stonewall Hard Snuff ® smokeless tobacco products as modified risk tobacco products. The ability to generate revenues through royalty payments will be dependent upon the success of the Company’s ongoing patent infringement lawsuit against R J Reynolds Tobacco (“RJR”) which has been pending since 2001. In that litigation, following a jury trial that took place between May 18, 2009 and June 16, 2009, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. That decision has been appealed to the United States Court of Appeals for the Federal Circuit and is pending. On May 29, 2009 the Company filed a new complaint against RJR for patent infringement during the period beginning 2003 and continuing to the filing date of the new complaint. The new case has been stayed pending the outcome of the appeal to the Federal Circuit and the prosecution of the new complaint will be dependant on the Company achieving a reversal of the jury verdict of invalidity in the initial RJR action.
As of June 30, 2010, the Company had a working capital surplus of approximately $9.4 million, which included cash of approximately $13.2 million. Future cash needs during 2010 include:
•	litigation costs in connection with the RJR patent infringement trial of approximately $1.6 million;
•	monthly principal and interest payments of approximately $245 thousand in connection with the repayment of the Company’s long-term debt; and
•	funding of other aspects of the Company’s current operations in light of continued operating losses.
The Company expects to continue to incur losses in connection with the sale of its smokeless tobacco products for the foreseeable future. While sales of smokeless tobacco have been increasing year over year, substantially increased sales will be required to reach a breakeven level for these products. Rock Creek had no revenues prior to the introduction of CigRx™ in August 2010. It is expected that Rock Creek will be deriving revenues from the sales of CigRx™ on a going forward basis, but the Company is not in a position to provide information on expected revenues for CigRx™ at this time.
Given the typical long lead time for federal approval of any pharmaceutical products, the Company does not expect that Rock Creek will generate any revenues from the sale of pharmaceutical products, as opposed to nutraceuticals, for the foreseeable future. Rather, Rock Creek will focus its future development efforts on the research and development aspects of a range of pharmaceuticals, including products having a botanical, tobacco-based component and related nutraceuticals products that may assist in stabilizing metabolism, assuming sufficient capital can be generated to support such activities.

During the period January 1, 2010 through March 15, 2010, the Company received proceeds of approximately $13.8 million through the sale of 11,727 thousand shares of common stock and a combination of new warrants for an aggregate of 6,324 thousand shares and the repricing of 5,403 thousand shares of previously issued warrants. See note 5 for a further description of these transactions. Absent the exercise of outstanding warrants and options for cash or a substantial improvement in sales and revenues and/or royalties, the Company believes that the recent funding will support its operations through the first quarter 2011, but that it will be necessary to pursue additional sources of funds during the first quarter of 2011 to support the Company’s operations following the first quarter of 2011. Depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before that time. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms.
The Company had a consolidated loss for the three and six months ended June 30, 2010 of approximately $13.5 million and $18.4 million, respectively, which include an $8.2 million non cash charge for stock based compensation relating to stock options issued in April 2010.
3.	Inventories
Inventories consist of the following as of June 30, 2010:

$ thousands
Raw materials	$248
Packaging materials	105
Finished goods	112

Total inventory net of $473 million overstock and obsolescence reserve	$465

4.	Long-Term Debt
Long-term debt consists of the following as of June 30, 2010:

$ thousands
Notes payable to RJR in monthly installments of $134 thousand until August 2010 and then $208 thousand until fully paid in December 2013 plus interest at prime plus 1% (4.25% at June 30, 2010)	$8,693
Vehicle note payable in monthly installments of $1,791 including interest at 1.9% annually for 36 months ending April 2013	59

Total long-term debt	8,752
Less current maturities	(2,444)

Long term portion of debt	$6,308

The future maturities of long-term debt without regard to potential royalty offsets are as follows:

Twelve months ending June 30,	$ thousands
2011	$2,444
2012	2,518
2013	2,515
2014	1,275

Total notes payable and long term debt	$8,752

5.	Stockholders’ Equity
Common Stock Issuance:
On April 5, 2010 the Company entered into a Research and Royalty Agreement (“Agreement”) with the Roskamp Institute’s affiliate, SRQ Bio, LLC (“Institute”), under which the Institute will conduct research on a compound developed by the Company’s Rock Creek Pharmaceutical subsidiary. As part of the Agreement, the Company issued to the SRQ Bio, LLC 100 thousand shares of its common stock, par value $0.0001 per share (“Common Stock”). The shares were issued pursuant to a Securities Purchase Agreement dated April 9, 2010. The expense was $272 thousand.

Stock Options:
Prior to 2008 the Company adopted a 1998 Stock Option Plan and a 2000 Equity Incentive Plan, and in September 2008 it adopted a 2008 Incentive Award Plan (the “Plans”). The Plans provide for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. In the aggregate the Plans provide for grants of both qualified and non-qualified stock options to purchase up to 12,000 thousand shares at a purchase price equal to the fair market value on the date of grant in the case of qualified options granted to employees.
On April 5, 2010 the Company’s Board of Directors approved option grants to directors, certain officers and employees and a consultant for an aggregate of 3,590 thousand shares at an exercise price of $2.72 per share (the “Options”). The Options were fully vested as of the grant date and have a 10 year term. The Company has recorded an expense for the Options of $8.2 million, as calculated using the Black-Scholes option pricing model which is recognized by accounting principles generally accepted in the United States.
With the issuance of the 3,590 thousand option shares noted above and the expiration of 50 thousand option shares on June 9, 2010 there were 8,095 thousand options outstanding as of June 30, 2010, with a weighted average exercise price per share of $2.46.
A summary of the status of the Company’s unvested stock options at June 30, 2010, and changes during the six months then ended, is presented below.

		Weighted
		Average
	Shares	Fair Value at
Nonvested Stock Options	(in thousands)	Grant Date
Nonvested at December 31, 2009	50	$1.46
Granted	3,590	2.29
Vested	(3,640)	2.28
Forfeited	—	—

Nonvested at June 30, 2010	—	$—

As of June 30, 2010, there was no unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans.
During the six months ended June 30, 2010, no stock options were exercised.
Warrant activity:
Since January 1, 2010, the Company has entered into Securities Purchase Agreements and Registration Rights Agreements (“the “Agreements”) with accredited investors (individually “Investor” and collectively “Investors”) for an aggregate of 11,727 thousand shares of its Common Stock at the consolidated closing bid price and a combination of new warrants for an aggregate of 6,324 thousand shares and the repricing of 5,403 thousand shares of previously issued warrants. In the aggregate the transactions resulted in gross proceeds to the Company of $13.8 million. The details of the transactions follow:
On March 5, 2010 the Company sold to Investors 3,649 thousand shares of its Common Stock, at $1.05 per share and reduced the exercise price on 3,649 thousand warrants previously issued to the Investors from $3.50 to $1.50 per warrant and on March 9, 2010 the Company sold to other Investors 1,754 thousand shares of its Common Stock at $1.14 per share and reduced the exercise price on 1,754 thousand warrants previously issued to the investors from $2.00 to $1.50 per warrant. Additionally, the Agreements granted the Investors certain registration rights with respect to the Common Stock.
On March 9, 2010, the Company also entered into an Agreement with another Investor who purchased 4,386 thousand shares of Common Stock at $1.14 per share and received a warrant to purchase an equal number of warrant shares at an exercise price of $1.50 per share (the “Second March 9 Agreement”). On the same day, Jonnie R. Williams, the Company’s Chief Executive Officer, purchased 2,372 thousand shares of Common Stock at $1.14 per share and, for a price of $0.125 per share, purchased a warrant for an equal number of warrant shares at an exercise price of $1.50 per share. On March 10, 2010, the Company also entered into an Agreement with an Investor who purchased 769 thousand shares of Common Stock at $1.30 per share and received a warrant to purchase an equal number of warrant shares at an exercise price of $1.50 per share. On March 12, 2010, the Company also entered into an Agreement with an Investor who purchased 1,429 thousand shares of Common Stock at $1.40 per share and received a warrant to purchase an equal number of warrant shares at an exercise price of $1.50 per share. The warrants, in all cases, are first exercisable six months after the closing of the offering and expire five years after the date that the warrants are first exercisable. The warrants issued on March 9, 2010 and March 10, 2010 are callable by the Company if the price of the Common Stock exceeds $3.00 per share as quoted on an approved market for 20 consecutive trading days. The warrants issued on March 12, 2010 are callable by the Company if the price of the Common Stock exceeds $10.00 per share as quoted on an approved market for 20 consecutive trading days. Additionally, the Agreements granted the Investors certain registration rights with respect to the Common Stock and warrant shares.

On March 12, 2010, the Company and an Investor in the Second March 9 Offering agreed to amend the Second March 9 Agreement only to reduce each of the number of shares of Common Stock and warrants purchased by such Investor to 1,754 thousand from 4,386 thousand (the “Amended Agreement”). After giving effect to the Amended Agreement, the Second March 9 Offering resulted in gross proceeds to the Company of approximately $2,000 thousand and a reduction of the amount of the Second March 9 Offering by approximately $3,000 thousand.
As of June 30, 2010 the Company had 23,636 thousand warrants outstanding with a weighted average exercise price of $1.60 per share.
Net Loss Basic and Diluted Per Common Share:
Due to the Company’s net losses, both basic and diluted loss per share were $(0.11) and $(0.16) for the three and six months ended June 30, 2010, respectively and $(0.07) and $(0.12) for comparable periods in 2009, respectively. An aggregate of 31,731 thousand at June 30, 2010 and 17,107 thousand at June 30, 2009 of stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.
6.	Commitments, Contingencies and Other Matters
RJR Litigation:
On May 5, 2010, the Company filed its opening brief on appeal with the Untied States Court of Appeals for the Federal Circuit. On August 2, 2010 RJR filed its brief and the Company’s reply is due on or before September 20, 2010.
Virginia Sales and Use Tax Assessment:
There has been no change in the status of the Virginia Sales and Use Tax assessment against the Company with respect to its tobacco curing barns since December 31, 2009.
Other commitments:
The Company has machinery and packaging materials commitments totaling $917 thousand, primarily for its new CigRx™ product production. See Subseqeunt event note 9 for additional commitments after June 30, 2010.
7.	Related Party Transaction
On March 9, 2010 Jonnie R. Williams, the Company’s Chief Executive Officer, purchased 2,372 thousand shares of the Company’s common stock at a price of $1.14 per share and, for a price of $0.125 per share, purchased a warrant for an equal number of warrant shares at an exercise price of $1.50 per share. In accordance with the Company’s related party transaction policy, Mr. Williams’ intention to purchase shares and warrant shares of the Company’s stock was considered by the Audit Committee at a meeting held on March 9, 2010 and was approved by the Audit Committee and the Board of Directors on that date.
On March 15, 2010, Rock Creek entered into a consulting agreement with Neil L. Chayet, Esquire, under which Mr. Chayet will assist Rock Creek in the recruitment and recommendation of members to be appointed to a Scientific Advisor Board for the Company and in communicating to the public health community and others information regarding Rock Creek’s products and mission. The agreement runs for a period of one year from March 15, 2010 to March 15, 2011, is terminable by either party without cause on 15 days written notice and may be extended thereafter by the Company at its discretion for one month periods. Under the agreement, Mr. Chayet will be acting as an independent contractor and will receive a consulting fee of $6,000 per month and reimbursement for reasonable business expenses. Given Mr. Chayet’s status as Director of the Company, the consideration of the consulting agreement and its potential impact on Mr. Chayet’s status as an Independent Director was considered by the Company’s Audit Committee as a related party transaction in accordance with the Company’s related party transaction policy. At a meeting held on March 9, 2010, the Audit Committee approved the consulting agreement and recommended approval to the Board of Directors. The agreement was thereafter approved by the Board on March 15, 2010.

8.	Restructuring Charge
During the quarter ending December 31, 2009 the Company restructured and reduced its tobacco sales force and certain general and administrative personnel in response to the slower than expected sales of its dissolvable tobacco products. As part of the restructuring effort, the Company has limited the day-to-day activity of its sales force and is focusing its marketing efforts on store level support and consumer marketing in Virginia and contiguous states, with the intent of gaining more extensive market penetration and product acceptance in those areas. Notice of the Company’s restructuring effort was announced on December 3, 2009 and separation dates for effected employees occurred on various dates through January 31, 2010. The restructuring charge liability in the accompanying consolidated financial statements reflects the remaining severance due in the form of salary continuation and benefit continuation payments for periods up to 12 months for those employees who accepted the voluntary termination as part of the restructuring effort prior to December 31, 2009. During the three and six months ending June 30, 2010 the Company paid $171 thousand and $351 thousand, respectively, related to this obligation.
9.	Subsequent Events
In August 2010 the Company’s Rock Creek subsidiary launched its CigRx™ non-nicotine, non-tobacco nutraceutical in the Richmond, Virginia market. CigRx™ is a cigarette alternative designed to temporarily reduce the desire to smoke. In order to facilitate the launch of CigRx™ and limit capital expenditures, Rock Creek has outsourced the manufacturing, storage, order processing and delivery of CigRx™ through contracts and arrangements with a number of third party suppliers. The Company anticipates that the arrangements that it put in place with these various entities should be sufficient to meet its manufacturing and distribution needs for CigRx™ for the foreseeable future.
On July 28, 2010, the Board of Directors elected Mario V. Mirabelli, Esquire to the Board as an Independent Director. Upon his election to the Board, Mr Mirabelli was awarded a stock option grant in the amount of 50 thousand option shares. Those options have a strike price of $2.08 per share and aggregate stock compensation of $88 thousand, which will be recognized in the financial statements over the two year vesting period of the options.
The Company has made additional commitments from July 1, 2010 to August 9, 2010 of $1.8 million primarily for its new CigRx™ product.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission, or SEC, on March 16, 2010. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009.
Overview
We are a technology-oriented company with a mission to reduce the harm associated with the use of tobacco at every level. We are primarily engaged in:
•	the development, implementation and licensing of our proprietary technology for the curing of tobacco so as to substantially prevent the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco-specific nitrosamines, or TSNAs;
•	the manufacture, sales, marketing and/or development of very low-TSNA dissolvable smokeless tobacco products that carry enhanced warnings beyond those required by the Surgeon General, including ARIVA® compressed powdered tobacco cigalett® pieces and STONEWALL Hard Snuff® and “modified risk tobacco products”, as defined in the Family Smoking Prevention and Tobacco Control Act of 2009, or the FDA Tobacco Act;
•	the development of pharmaceutical products, particularly products that have a botanical, tobacco-based component, that are designed to treat tobacco dependence and a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression; and
•	the manufacture, sales, marketing and development of non-nicotine nutraceutical products designed to assist individuals who are seeking a smoking alternative as well as related non-nicotine products that may be helpful to consumers in maintaining a healthy metabolism.

Since the 1990s, we have sought to develop processes and products that significantly reduce the levels of toxins, principally TSNAs, in tobacco compared to traditional smoked and smokeless tobacco products. Our development of technology for reducing TSNA levels has lead to our focus on the development of tobacco-based pharmaceuticals products and non-nicotine nutraceuticals that we are pursuing through our Rock Creek subsidiary. In August 2010 we introduced in the Richmond, Virginia area a non-nicotine, non-tobacco nutraceutical, CigRx™. CigRx™ is a smoking alternative that is designed to temporarily reduce the desire to smoke. Our significant experience in proprietary technology related to the development of tobacco products with reduced levels of toxins also has positioned us to seek the approval of a variant of our very-low smokeless tobacco products as “modified risk tobacco products” by the United States Food and Drug Administration, or FDA, under the FDA Tobacco Act. We filed the first application with the FDA on February 19, 2010 seeking to have our ARIVA-BDL™ product designated as a modified risk tobacco product. We filed a second application with the FDA for our STONEWALL-BDL™ product on June 18, 2010. Given our long-term focus on reducing the levels of toxins in tobacco and the harm associated with tobacco use, we believe we are uniquely positioned to pursue a range of very-low TSNA smokeless tobacco products, non-nicotine nutraceuticals and tobacco-based pharmaceuticals that will further our mission to reduce the harm associated with tobacco use at every level.
We fully accept the evidence that links smoking tobacco with a variety of diseases and premature death. We believe it is highly unlikely that the health risks of smoked tobacco can be completely eliminated, and that no safe cigarettes will ever be manufactured. We believe we were the first company to state unequivocally that “there is no such thing as a safe cigarette.” Further, we were the first company to affix to the back of the package of our first premium low-TSNA product, Advance®, a package “onsert” that contained not only scientifically verified comparative product content data, but also additional health warnings beyond those required by the Surgeon General. Despite worldwide efforts to curb tobacco use, the American Cancer Society continues to report that an estimated 1.3 billion people smoke and use other conventional tobacco products. Given the reality of tobacco use, we continue to believe that there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology and to provide alternatives to those products for persons seeking to temporarily reduce their use of tobacco products or to maintain a nicotine-free metabolism. Accordingly, we believe we have a corporate responsibility to continue our research and development efforts to manufacture tobacco products with the lowest level of toxins possible, particularly through the development of products containing tobacco cured using our StarCured® tobacco curing process, and to develop related botanical tobacco-based pharmaceutical products designed to treat tobacco dependence and non-nicotine nutraceutical products that may assist persons who are seeking a smoking alternative that allows them to temporariliy reduce their desire to smoke as well as other products that may assist persons in maintaining a healthy metabolism.
Over the last several years, we have expended significant time and resources: (i) on our ongoing patent infringement litigation with R.J. Reynolds Tobacco Company, or RJR, a wholly owned subsidiary of Reynolds American, Inc., which we are continuing to pursue on appeal following an unsuccessful verdict in our jury trial in that case which took place between May 18 and June 16, 2009 in the United States District Court for the District of Maryland, or District Court, (see “Item 1. Legal Proceedings” of Part II of this Report for further details) (ii) the development of ARIVA® and STONEWALL Hard Snuff®, our low-TSNA dissolvable smokeless tobacco products and, more recently, modified risk tobacco products under the FDA Tobacco Act, (iii) the license of low-TSNA products and the technology behind our StarCured® tobacco curing process, and (iv) the efforts of Rock Creek in developing botanical tobacco-based pharmaceutical products, non-nicotine nutraceuticals and related products. Our future success will depend largely on the successful results of these initiatives. While product licensing royalties and smokeless tobacco sales have been de minimis to date, we intend to continue our efforts to develop and sell low-TSNA smokeless tobacco products, develop pharmaceutical products to treat tobacco addiction and a range of neurological conditions and related non-nicotine nutraceuticals, and to pursue licensing arrangements for those products and related technology.
We believe our proprietary technology related to the curing of very-low TSNA tobacco and the development of related products, including tobacco-based pharmaceuticals and non-nicotine nutraceuticals, positions us to a be a leader in producing products designed to lower the harm associated with tobacco use at all levels.
Our future prospects are also dependent on the distribution and consumer acceptance of our low-TSNA dissolvable smokeless tobacco products as well as our CigRx™ nutraceutical that was introduced in August 2010 and on our ability to support the expansion of the market for these products and continue development of new low-TSNA smokeless tobacco products, related drug products and nutraceuticals, independently and through alliances with other tobacco manufacturers. Our future results of operations are also dependent on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through sales of our smokeless tobacco products and the licensing of such products will substantially be dependant upon the successful completion of our ongoing patent infringement lawsuit against RJR.
We experienced revenue of approximately $0.3 and $0.5 million and an operating loss of approximately $(13.5) and $(18.4) million during the three months and six months ended June 30, 2010. The recurring losses generated from our operating expenses continue to impose significant demands on our liquidity. As of June 30, 2010, we had positive working capital of approximately $9.4 million, which included approximately $13.2 million in cash and cash equivalents. Since January 1, 2010, we have entered into Securities Purchase Agreements and Registration Rights Agreements, or the Agreements with accredited investors for an aggregate of 11,727 thousand shares of our common stock at the consolidated closing bid price and a combination of new warrants for an aggregate of 6,324 thousand shares and the repricing of 5,403 thousand shares of previously issued warrants. In the aggregate the transactions resulted in gross proceeds to our company of $13.8 million. See note 6 of our financial statements for a complete discussion of these transactions. Absent the exercise of outstanding warrants and options for cash or a substantial improvement in revenues and/or royalties from smokeless tobacco products, we believe that it will be necessary to pursue additional sources of funds during the first quarter of 2011. However, depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that date.

Smokeless Tobacco. Net sales of our smokeless hard tobacco products increased $0.1 million for both the three and six months ended June 30, 2010 as compared to $0.2 and $0.4 million the three and six months ended June 30, 2009. In the first quarter of 2010 we introduced “Cinnamon”, “Mint” and “Citrus” blends of ARIVA® and a new packaging format (10-piece sleeves) for ARIVA®. ARIVA® sales have represented a majority of our hard tobacco sales in 2010, while STONEWALL® sales represented a majority of our total hard tobacco sales during the comparable period in 2009. We continue to work to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products, independently and through alliances with other tobacco manufacturers. Our working capital constraints over the last several years have limited both the direct marketing of our smokeless hard tobacco products and our research and development efforts, which we believe negatively impacted our efforts to increase consumer acceptance of our smokeless tobacco products.
Modified Risk Tobacco. In 2009 and 2010 we developed ARIVA-BDL™ and STONEWALL-BDL™, a variant of our ARIVA® and Stonewall® smokeless tobacco products that have significantly lower levels of carcinogenic TSNAs as well as other toxins compared to conventional tobacco products and which are at a levels comparable to those found in nicotine replacement therapy products. On February 19, 2010 we submitted an application to the FDA for the approval of ARIVA-BDL™ as the first modified risk tobacco product under the FDA Tobacco Act and we filed a similar application for STONEWALL-BDL™ on June 18, 2010.
Development of Tobacco-based Pharmaceutical Products and Nutraceuticals and Introduction of CigRx™ In 2007, we incorporated our wholly owned subsidiary Rock Creek through which we intend to pursue a range of pharmaceutical products, including products that have a botanical, tobacco-based component, for the treatment of tobacco dependence, as well as products that would utilize certain MAO agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression and related products such as nutraceuticals. Rock Creek operates pursuant to a sublicense under our exclusive license with Regent Court Technologies, LLC, or Regent Court, which includes patents for producing tobacco with low TSNA levels. In 2009 Rock Creek developed a non-nicotine, non-tobacco nutraceutical that is intended to temporarily reduce the desire to smoke. This product, CigRx™, was introduced in August 2010 in the Richmond, Virginia area. Through Rock Creek we also are continuing to explore the development of other related nutraceutical products that may assist in stabilizing metabolism, pharmaceutical products with clinical claims, as well as a “relapse prevention product” to assist smokers during nicotine withdrawal, with the goal of higher “quit” rates for long term smokers who have failed in their treatments with conventional NRT smoking cessation products.
Licensing. We have an exclusive, worldwide license from Regent Court under 12 U.S. patents and numerous foreign patents as well as additional patents pending in the United States and foreign countries relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process involves the control of certain conditions in tobacco curing barns, and in certain applications, the use of microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and tobacco smoke. Also, in December 2008 we filed a new U.S. patent application for a variant of our patented curing technology that results in the production of cured tobacco that contains virtually undetectable levels of carcinogenic TSNAs as measured by prevailing standards. Further, Rock Creek in connection with its development work on a non-nicotine nutraceutical and a relapse prevention product filed several provisional patent application with the U.S. Patent and Trademark Office. In 2010 we filed one patent application relating to the process for formulating one of the dietary ingredients in our CigRx™ product and we filed another patent application relating to the product formulation for CigRx™. Two of the patents under our license with Regent Court that relate to our method for producing low-TSNA tobacco are the subject of our ongoing lawsuit against RJR and a related patent reexamination before the U.S. Patent and Trademark Office. See “Item 1. Legal Proceedings” of Part II of this Report for further details. While we believe licensing of our exclusive patent rights could prove a significant source of additional revenue for us, the full realization of this potential also will depend on our ability to successfully defend and enforce our patent rights, including obtaining a reversal of the jury verdict in the RJR litigation.
Government Regulation. The manufacture and sale of cigarettes and other tobacco products are subject to extensive federal governmental regulation in the United States and by comparable authorities in many foreign countries. In addition to federal statutes and regulations, many states also require manufacturers of tobacco products to obtain a cigarette license or a tobacco product license in order to sell tobacco products. States also regulate the age at which adult consumers may purchase tobacco products and the locations where tobacco products can be sold. Many states over the past few years have placed increased restrictions on the purchase and use of tobacco products. In 2009, the FDA was granted authority to regulate all tobacco products through the Family Smoking Prevention and Tobacco Control Act. Under this legislation, the FDA, through the Center for Tobacco Products, has broad authority over the manufacturing, sale and distribution of tobacco products including expanded control over the introduction of new tobacco products, warnings that must be included on all tobacco products and the manner in which tobacco products may be marketed and sold.

Under the Food, Drug, and Cosmetic Act, the FDA has authority for reviewing and approving any new drug product prior to its introduction into commerce. The FDA approval process involves, among other things, successfully completing clinical trials under an Investigational New Drug Application and obtaining a premarket approval after filing a New Drug Application. The NDA process requires a company to prove the safety and efficacy of a new drug product to the FDA’s satisfaction. The Dietary Supplement Health Education Act or DSHEA, provides the FDA with authority over the production and marketing of dietary supplements. In certain cases DSHEA also requires notification to the FDA before a company begins to market a dietary supplement. DSHEA does not require prior approval by the FDA for the introduction of dietary supplements into the market, but does require that nutraceutical products comply with the requirements of DSHEA prior to and after their introduction into commerce. See “Item 1. Business — Government Regulation” of our Annual Report for more information relating to governmental regulation of tobacco products, nutraceuticals and drug products.
Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
Accounting principles generally accepted in the United States of America, or GAAP, require estimates and assumptions to be made that affect the reported amounts in our company’s consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. The reader should review the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 16, 2010 for a complete discussion of the Company’s Accounting Policies.
Results of Operations
Our company’s unaudited condensed consolidated results for the three and six month periods ended June 30, 2010 and 2009 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
$ and shares in thousands except per shate data	2010	2009	2010		2009
	(Unaudited)
Net sales	$335	$238		$484	$386
Cost of goods sold	745	822		1,214	1,261
Federal excise tax and Department of Agriculture payment	4	6		6	7

Gross loss	(414)	(589)		(736)	(882)

Total operating expenses	13,017	6,391		17,541	11,225

Operating loss	(13,431)	(6,980)		(18,277)	(12,107)

Net loss	$(13,501)	$(7,026)	$	(18,426)	$(12,257)

Basic and diluted net loss per common share	$(0.11)	$(0.07)		$(0.16)	$(0.12)

Basic and diluted weighted average shares outstanding	119,498	102,044		114,847	98,542
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Net Sales. For the three months ended June 30, 2010, net sales (gross sales less cash discounts, product discounts and product return allowance) of our dissolvable tobacco were significantly higher at $335 thousand compared to $238 thousand during the same period in 2009. Sales volumes during the three months ended June 30, 2010 were lower than the same period in 2009, however lower spending on product promotion programs, price increases on our smokeless tobacco products and the introduction of our five and ten piece packs, which have higher prices than our traditional 20-piece packs, contributed to the net sales increase.
Gross Profit (loss). Gross loss decreased $175 thousand in the three months ended June 30, 2009 to $414 thousand from $589 thousand for the same period in 2009. The lower loss during the period was primarily due to increased net revenue of $97 thousand and lower operating costs primarily due to the reduction in force effective December 2009.
Total Operating Expenses. Total operating expenses were approximately $13.0 million for the three months ended June 30, 2010, an increase of approximately $6.6 million, or 103%, from approximately $6.4 million for the same period in 2009. General and administrative expenses increased by approximately $6.2 million and marketing and distribution costs were essentially flat year to year. Research and development costs increased approximately $0.4 million.

Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $0.8 million for the three months ended June 30, 2010, compared to $0.8 million for the same period in 2009. Tobacco marketing and distribution costs were lower by $0.4 million primarily due to the reduction in force effective December 2009. Pre-launch marketing expenses for CigRx™ increased by a corresponding amount.
General and Administrative Expenses. General and administrative expenses were approximately $11.3 million for the three months ended June 30, 2010, an increase of approximately $6.2 million, or 122%, from approximately $5.1 million for the same period in 2009. The increase resulted primarily from a one-time, non cash charge of $8.2 million for stock based compensation associated with stock options issued in April 2010, offset, in part, by reduced legal fees. During the three months ended June 30, 2010, we had decreased legal costs of $2.5 million. The higher legal costs during the comparable period in 2009 related to the RJR patent infringement case which took place between May 18, 2009 and June 16, 2009 and the reexamination of the patents at issue in the RJR litigation by the U.S. Patent and Trademark Office. During the three month period ending June 30, 2010 we also had increased consulting expenses for capital funding of $0.1 million, increased executive travel expense of $0.1 million primarily in connection with our new product development efforts, vendor meetings and shareholder meetings and increases in various other expenses totaling $0.2 million.
Research and Development Expenses. During the three months ended June 30, 2010, we expended approximately $0.9 million on product development initiatives primarily associated with the development of our CigRx™ dietary supplement. We spent approximately $0.5 million in the comparable period in 2009 on our initial research for the CigRx™ product and related developmental efforts in the pharmaceutical/nutraceutical area. Given our working capital constraints, our ability to continue the research efforts of Star Scientific and to advance the research and development activities of Rock Creek will depend on our ability to obtain funding for these initiatives through improved revenues from our smokeless tobacco sales and future sales of CigRx™ or from other funding sources. It will also depend on the reversal of the jury verdict in favor of RJR in our ongoing patent litigation and ultimately completion of that litigation in our favor.
Interest Income and Expense. We had interest income of $26 thousand and interest expense of $99 thousand for the three months ended June 30, 2010, for a net interest expense of $73 thousand during the period. For the same period in 2009, we had interest income of $65 thousand and interest expense of $111 thousand, for a net interest expense of $44 thousand. The lower interest expense for the three months ended June 30, 2010 reflected lower prevailing interest rates and scheduled payments made against the principal of our outstanding long-term debt.
Income Tax Expense. Due to our continuing operating losses we had no income tax obligations for the three month period ending June 30, 2010.
Net Loss. We had a net loss of approximately $13.5 million for the three months ended June 30, 2010 compared to a net loss of approximately $7.0 million for the same period in 2009, primarily due to the non-cash stock based compensation cost of $8.2 million, offset by significantly lower legal expenses during the three month period ending June 30, 2010.
For each of the three months ended June 30, 2010 and June 30, 2009, we had a basic and diluted loss per share of $(0.11) and $(0.07), respectively.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Net Sales. For the six months ended June 30, 2010, net sales (gross sales less cash discounts, product discounts and product return allowance) of our dissolvable tobacco were approximately $0.5 million compared to approximately $0.4 million during same period in 2009 reflecting higher prices, offset by lower sales volumes during the six months ended June 30, 2010 compared to the same period in 2009.
Gross Loss. Gross loss decreased by $0.2 million during the six months ended June 30, 2010 to $0.7 million from $0.9 million for the same period in 2009. This change was attributable to higher net sales of $0.1 million and lower manufacturing costs primarily due to the reduction in force effective December 2009.

Total Operating Expenses. Total operating expenses were approximately $17.5 million for the six months ended June 30, 2010, an increase of approximately $6.3 million, or 56.3%, from approximately $11.2 million for the same period in 2009. General and administrative expenses increased by approximately $5.0 million and marketing and distribution costs decreased by approximately $0.1 million. Research and development costs increased approximately $1.4 million.
Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $1.3 million for the six months ended June 30, 2010, a decrease of approximately $0.1 million, or 7.0%, from approximately $1.4 million for the same period in 2009. This reflected a reduction of $0.6 million primarily as a result of decreased products promotion for our hard tobacco products and the impact of the reduction in force that was effective as of December 2009. These decreases were offset, in part, by increased expenses related to development of promotion materials for our new CigRx™ non- tobacco, non-nicotine nutraceutical product of $0.5 million.
General and Administrative Expenses. General and administrative expenses were approximately $14.1 million for the six months ended June 30, 2010, an increase of approximately $5.0 million, or 55%, from approximately $9.1 million for the same period in 2009. The increase resulted primarily from a one-time, non cash charge of $8.2 million for stock based compensation associated with stock options issued in April 2010, offset, in part, by reduced legal fees. During the six months ended June 30, 2010, we had decreased legal costs of $3.5 million. The higher legal costs during the comparable period in 2009 related primarily to the jury trial in our RJR patent infringement case, which took place between May 18, 2009 and June 16, 2009 and the ongoing reexamination of the patents at issue in the RJR litigation by the U.S. Patent and Trademark Office.
Research and Development Expenses. During the six months ended June 30, 2010, we expended approximately $2.2 million on our CigRx™ product development initiative. During the six months ended June 30, 2009 Rock Creek incurred approximately $0.6 million on this initiative and other developmental work in the pharmaceutical/nutraceutical areas and we expended $0.1 million on improvements to our low-TSNA smokeless tobacco products. Given our working capital constraints, our ability to continue the research efforts of Star Scientific and to advance the research and development activities of Rock Creek will depend on our ability to obtain funding for these initiatives through improved revenues from our smokeless tobacco sales or from other funding sources. It will also depend on the reversal of the recent jury verdict in favor of RJR in our ongoing patent litigation and ultimately completion of that litigation in our favor.
Interest Income and Expense. We had interest income of $51 thousand and interest expense of $204 thousand for the six months ended June 30, 2010, for a net interest expense of $153 thousand during the period. For the same period in 2009, we had interest income of $112 thousand and interest expense of $224 thousand, for a net interest expense of $112 thousand. The lower interest expense for the six months ended June 30, 2010 reflected lower prevailing interest rates and scheduled payments made against the principal of our outstanding long-term debt. The lower interest income during the six months ended June 30, 2010 was primarily due to a decrease in prevailing interest rates.
Income Tax Expense. During the six months ended June 30, 2010 we had no income tax obligation due to our net operating losses.
Net Loss. We had a net loss of approximately $18.4 million for the six months ended June 30, 2010 compared to a net loss of approximately $12.3 million for the same period in 2009, primarily due to the one time stock compensation award to officers, employees, directors and consultants of $8.2 million and increased expenses associated with the research and development and initial marketing expenses associated with the CigRx™ product of $1.5 million, which were offset, in part, by decreased legal costs of $3.5 million compared to the comparable period in 2009.
For the six months ended June 30, 2010, we had a basic and diluted loss per share of $(0.16) compared to a basic and diluted loss per share of $(0.12) for the six months ended June 30, 2009.
Liquidity and Capital Resources
Our company has been operating at a loss for the past seven years. Our future prospects will depend on our ability to generate and sustain increased revenue levels in future periods. This will largely be dependent on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well our new CigRx™ non-nicotine, non tobacco nutraceutical that was introduced in August 2010 in the Richmond, Virginia area. Our company will continue to pursue revenue generation through independent strategies and alliances with other tobacco manufacturers to increase distribution of our low TSNA tobacco products and will seek to expanded distribution of CigRx™. Prior to the introduction of CigRx™ Rock Creek had no source of revenue, but it is expected that Rock Creek will be deriving revenues from the sales of CigRx™ on a going forward basis. Our company’s future prospects also will be dependant on Rock Creek’s ability to develop additional pharmaceutical and non-nicotine nutraceutical products and the FDA’s approval of Star Tobacco’s pending applications to permit it to market variations of its ARIVA® and STONEWALL Hard Snuff ® smokeless tobacco products as modified risk tobacco products. Our ability to begin generating significant revenues through royalties from our patented tobacco curing process for producing low-TSNA tobacco will be dependent upon the success of our ongoing patent infringement lawsuit against RJR, which has been pending since 2001, and a determination that the patents at issue in that case, which are the subject of our appeal in the RJR case and a reexamination at the U.S. Patent and Trademark Office, are enforceable. See “Item 1 Legal Proceedings.” of Part II of this Report.

As of June 30, 2010, our company had a working capital surplus of approximately $9.4 million, which included cash of approximately $13.2 million. Future cash needs during 2010 include:
•	litigation costs in connection with the RJR patent infringement trial of approximately $1.6 million;

•	monthly principal and interest payments of approximately $245 thousand in connection with the repayment of our long-term debt; and

•	funding of other aspects of our current operations in light of continued operating losses.
We expect to continue to incur losses in connection with the sale of our smokeless tobacco products for the foreseeable future. While the retail trade awareness and acceptance of smokeless tobacco have been increasing year over year, substantially increased consumer sales will be required to reach a breakeven level for these products. Rock Creek had no revenues through the end of the second quarter. However, in August 2010 Rock Creek introduced under the name CigRx™, a non-nicotine nutraceutical that is designed to temporarily reduce the desire to smoke. It is expected that Rock Creek will be deriving revenues from the sales of CigRx™ on a going forward basis, but our company is not in a position to provide information on expected revenues for CigRx™ at this time.
Given the typical long lead time for federal approval of any pharmaceutical products, we do not expect that Rock Creek will generate any revenues from the sale of pharmaceutical products, as opposed to nutraceuticals, for the foreseeable future. Rather, Rock Creek will focus its future development efforts on the research and development aspects of a range of pharmaceuticals, including products having a botanical, tobacco-based component and other nutraceuticals products, assuming sufficient capital can be generated to support such activities.
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
We expect to continue to pursue opportunities for licensing our low-TSNA smokeless tobacco products, expanding the sales and marketing efforts for those products, and for our non-nicotine nutraceutical product, CigRx™, that we introduced in August 2010 in the Richmond, Virginia area and continuing the work of Rock Creek in developing other pharmaceutical and nutraceutical products. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.
Summary of Balances and Recent Sources and Uses
As of June 30, 2010, we had positive working capital of approximately $9.4 million, which included approximately $13.2 million in cash and cash equivalents and approximately $0.1 million of accounts receivable, compared to positive working capital of approximately $13.1 million, which included approximately $17.7 million in cash and cash equivalents, and approximately $0.1 in accounts receivable, as of June 30, 2009.
Net Cash From Operating Activities. During the six months ended June 30, 2010, approximately $11.2 million of cash was used in operating activities compared to approximately $8.7 million of cash used in operating activities during the same period in 2009. Cash used in operations was approximately $2.5 million higher during the six months ended June 30, 2010 as compared to the same period in 2009, primarily due to the pay down of legal expenses incurred in 2009, increased expenditures for research and development, marketing and raw material purchases associated with the CigRx™ market introduction.
Net Cash From Investing Activities. During the six months ended June 30, 2010, a total of $1.0 million of cash was invested in property and equipment that is being used in connection with the manufacturing of CigRx™. During the same period in 2009, we generated $0.6 million in cash primarily from the proceeds from licensing receivables.

Net Cash From Financing Activities. During the six months ended June 30, 2010, we generated net cash from financing activities of approximately $13.1 million, primarily through the sale of common stock for gross proceeds of approximately $13.8 million. During the same period in 2009, we generated net cash from financing activities of approximately $19.3 million, primarily from the exercise of common stock options and warrants, for gross proceeds of approximately $20.0 million. In both years the payments to RJR on the barn note amounted to $0.7 million and $0.8 million for the six month period ending June 30, 2009 and 2010, respectively.
Cash Demands on Operations
During the three and six months ended June 30, 2010, we had operating losses from continuing operations that totaled $13.5 million and $18.4 million, respectively.
We have spent considerable funds on the development of CigRx™ and expect to spend more funds on continued development, manufacturing set up, marketing, sales and distribution of CigRx™, assuming success in the initial introduction and an expansion of sales beyond the Richmond, Virginia area. Our inability to improve our results of operations through sales of CigRX™ and increased sales of our low-TSNA smokeless tobacco products or to raise additional working capital through royalty arrangement or financing initiatives prior to or during the first quarter 2011 could have a material adverse effect on our ability to meet our working capital needs and continue operations.
Contingent Liabilities and Cash Demands
B&W Agreements. Under the Restated Master Agreement with B&W, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we currently owe approximately $8.7 million on our long-term tobacco curing barn loan. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly payments that began on January 1, 2006. The debt is unsecured.
Litigation Costs. We have entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on our behalf. Given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability.
We have paid or accrued all existing obligations. Also, as part of our fee arrangements in certain of these matters, we have agreed to pay counsel a result fee and/or a percentage of any damage award and a percentage of the resulting payments we actually receive in the event that the litigation is resolved in our favor in return for a cap on fee payments during the litigation.
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
Prior to the introduction of CigRx™ we were able to obtain product liability for this product and that insurance is currently in place.
MSA Escrow Obligations. Since June 2007 we have been focusing our activities on the sale of smokeless tobacco products, as opposed to cigarettes. As a result, we did not incur MSA escrow obligations for cigarette sales in 2009 and do not expect having any material MSA escrow obligations in the future.

Virginia Sales and Use Tax Assessment. There have been no changes in the status of our Virginia Sales and Use Tax Assessment since the filing of our Annual Report.
See Notes 6 and 9 to the financial statements for other commitments.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.
Our outstanding long-term debt of $8.7 million bears an interest at a rate of prime plus 1%. Accordingly, we do not believe that we are subject to significant interest rate exposure on these obligations.
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
Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of June 30, 2010, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that several changes were required in connection with the CigRx™ product introduction. We are outsourcing all of the manufacturing, distribution and order processing for the CigRx™ product and, therefore, we are requiring vendors to supply proof of delivery and disposition of raw and finished materials and, in certain cases, delivery of machinery purchased and owned by our company that is being used in the manufacturing process.
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
Following briefing and oral argument, the Court of Appeals on August 25, 2008 issued a unanimous opinion reversing the rulings by the District Court that had found the patents at issue in the RJR litigation invalid because of inequitable conduct during the prosecution of the patents and because the patents were indefinite. As part of its opinion, the Court of Appeals ordered that the case be remanded to the District Court for further proceedings on the infringement complaint. On October 29, 2008, a mandate formally terminating the proceedings in the Court of Appeals was filed. As a result, the District Court regained jurisdiction over the case to conduct further proceedings on our infringement complaint. On January 16, 2009, RJR filed a Petition for Certiorari with the United States Supreme Court, or Supreme Court, seeking to have the Supreme Court review the unanimous decision issued by the Court of Appeals. The Supreme Court on March 9, 2009, issued an order denying RJR’s Petition for Certiorari. Following remand from the Court of Appeals, the case was tried to a jury in the District Court between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, we filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial. That motion was denied on December 21, 2009 and judgment was entered on the jury verdict that day. We filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit Court of Appeals on December 22, 2009 and our opening brief was filed on May 5, 2010. RJR filed its brief on August 2, 2010 and our reply will be filed on or before September 20, 2010. Once briefing has been completed, the Federal Circuit Court of Appeals will assign a date for oral argument before a three judge panel.
On November 30, 2009, RJR filed a motion for a bill of cost for $442,388.05. RJR also filed a motion requesting the District Court to determine that this is an “exceptional” case under 35 U.S.C. § 285 and award attorneys’ fees of approximately $35 million under that provision and/or under 28 U.S.C. § 1927 on the basis that attorneys’ fees were unreasonably multiplied during the litigation. As part of the Orders issued on December 21, 2009, the District Court stayed the motion for attorneys’ fees until after a ruling on the pending appeal and the reexamination before the U.S. Patent and Trademark Office. The Court on January 8, 2010 stayed any further briefing on the renewed petition for a bill of cost that RJR filed on December 30, 2009. Any potential award of attorneys’ fees should be eliminated if the Court of Appeals for the Federal Circuit overturns the jury verdict in the District Court or if the claims at issue in the reexamination proceeding in the U.S. Patent and Trademark Office are determined to be valid, and any award of costs should also be eliminated if the Federal Circuit overturns the jury verdict in favor of RJR. Because the likelihood of an unfavorable ruling on the fee motion and bill of cost is not determinable at this time and the amount of any potential assessment cannot be reasonably estimated, no amounts have been accrued for these items in the accompanying condensed consolidated financial statements.
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
On December 31, 2008 and January 2, 2009, RJR filed requests in the U.S. Patent and Trademark Office to reexamine the two patents that are the subject of the patent infringement litigations described above. In February and March 2009, the Patent and Trademark Office granted the reexamination requests, agreeing to review the patentability of the subject matter claims 4, 12 and 20 of the ‘649 patent and claim 41 of the ‘401 patent. On September 11, 2009 the Patent and Trademark Office issued a first office action in both cases. On October 22, 2009 we participated in an interview with the panel considering this matter and a written response to the first office action was filed on November 10, 2009. On May 14, 2010 we received a notice from the Patent and Trademark office of an intent to terminate the reexamination process on a procedural basis, because of an alleged failure to timely submit a summary of the interview with the panel assigned to the case. A petition challenging that notice was filed on that day and a supplemental petition was filed on May 17th. The petition and supplemental petition pointed out that the intent to terminate the proceeding on the basis cited was an abuse of discretion and that our company’s counsel had fully complied with both the sprit and letter of the rules relating to patent reexaminatons. A decision on the petitions has not been issued.

Item 1A. Risk Factors
There are no material changes from risk factors previously disclosed in “Part I — Item 1A” of our company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010.
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

STAR SCIENTIFIC, INC.
Date: August 9, 2010	/s/ Park A. Dodd, III
Authorized Signatory and Chief Financial Officer
(Principal Financial Officer)