Form 10-Q
period 2010-09-30
STAR SCIENTIFIC INC
filed 2010-11-09
CIK 776008

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 1, 2010 119,503,888 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ and shares in thousands except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,171	$12,360
Accounts receivable trade, net	81	59
Receivable from sale of licensing rights	27	25
Inventories	3,242	230
Prepaid expenses and other current assets	893	404

Total current assets	10,414	13,078
Property, plant and equipment, net	1,938	1,057
Intangible assets, net of accumulated amortization	639	626
Receivable from sale of licensing rights, less current maturities	87	108
MSA escrow funds	368	365

Total assets	$13,446	$15,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,518	$1,981
Accounts payable trade	2,933	2,419
Accrued expenses	672	978
Due to stockholders	50	50

Total current liabilities	6,173	5,428
Long-term debt, less current maturities	5,679	7,518

Total liabilities	11,852	12,946

Commitments and contingencies (note 7)	—	—
Stockholders’ equity:
Common stock(A)	12	11
Additional paid-in capital	167,240	144,686
Accumulated deficit	(165,658)	(142,409)

Total stockholders’ equity	1,594	2,288

Total liabilities and stockholders’ equity	$13,446	$15,234

(A)	$0.0001 par value per share, 170,000 shares authorized, 119,504 and 107,677 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively.
See notes to unaudited condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ and shares in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
Net sales	$211	$232	$695	$618
Less:
Product cost of goods sold	422	626	1,635	1,887
Federal excise taxes and USDA tobacco buyout program assessment	3	6	10	13

Gross loss	(214)	(400)	(950)	(1,282)

Operating expenses:
Marketing and distribution	703	575	1,986	1,940
General and administrative	3,611	3,333	17,708	12,462
Research and development	210	623	2,371	1,354

Total operating expenses	4,524	4,531	22,065	15,756

Operating loss	(4,738)	(4,931)	(23,015)	(17,038)
Other income (expense):
Interest income	11	48	62	160
Interest expense	(96)	(110)	(300)	(334)
Derivative expense	—	—	—	(67)
Miscellaneous income	—	91	4	119

Net loss before income taxes	(4,823)	(4,902)	(23,249)	(17,160)
Income tax expense	—	—	—	—

Net loss	$(4,823)	$(4,902)	$(23,249)	$(17,160)

Net loss basic and diluted per common share	$(0.04)	$(0.05)	$(0.20)	$(0.17)

Weighted average shares outstanding, basic and diluted	119,504	102,926	116,417	100,020
See notes to unaudited condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)
($ and shares in thousands except per share data)

			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2009	107,677	$11	$144,686	$(142,409)	$2,288
Stock issuance	11,827	1	14,102	—	14,103
Stock-based compensation	—	—	8,452	—	8,452
Net loss	—	—	—	(23,249)	(23,249)

Balances, September 30, 2010 (unaudited)	119,504	$12	$167,240	$(165,658)	$1,594

See notes to unaudited condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ and shares in thousands except per share data)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Operating activities:
Net loss	$(23,249)	$(17,160)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	220	246
Provision for bad debt	44	(18)
Provision for inventory obsolescence	59	—
Stock based compensation	8,724	240
Derivative expense	—	67
Increase (decrease) in cash resulting from changes in:
Current assets	(3,626)	993
Current liabilities	208	2,125

Net cash flows from operating activities	(17,620)	(13,507)

Investing activities:
Purchase of intangible assets	(61)	(9)
Purchase of property and equipment	(990)	(18)
Proceeds from sale of licensing rights	18	583

Net cash flows from investing activities	(1,033)	557

Financing activities:
Proceeds from issuance of common stock	13,832	5,000
Proceeds from exercise of warrants and options	—	20,020
Payments on long-term debt	(1,365)	(1,074)

Net cash flows from financing activities	12,467	23,945

Deposits to MSA escrow	(3)	—

Increase in cash and cash equivalents	(6,189)	10,996
Cash and cash equivalents, beginning of period	12,360	6,473

Cash and cash equivalents, end of period	$6,171	$17,469

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$91	$299

Non-cash investing and financing activity:
During the nine months ending September 30, 2010, the Company purchased a vehicle financed through long-term debt. See note 5.
See notes to unaudited condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2009, 2008, and 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010 (the “Annual Report”).
2.	Summary of Significant Accounting Policies—Augmented from Annual Report for Dietary Supplement Product
Revenue Recognition
Revenue for our dietary supplement is recognized upon shipment of the product to direct buying consumers. The dietary supplement product is shipped once the Company has received confirmation of a valid credit card charge, which is the only payment option offered to consumers of the dietary supplement at this time.
Cost of Goods Sold
Cost of Goods Sold consists of the direct and indirect costs to produce and distribute the dietary supplement product. Inventory related costs include materials, inbound freight, production costs, inventory obsolescence and shrinkage. Product distribution costs for the dietary supplement include out-bound freight, fulfillment partner fees, credit card processing fees, depreciation of fixed assets and costs of consumer support.
3.	Liquidity and Capital Resources
The Company has been operating at a loss for the past seven years. The Company’s prospects will depend on its ability to generate and sustain increased revenue levels in future periods. This will largely be dependent on the distribution and consumer acceptance of the Company’s new CigRx™ product. CigRx™ is a non-nicotine, non-tobacco nutraceutical developed by its Rock Creek Pharmaceutical subsidiary to temporarily decrease one’s desire to smoke. The product was launched in Richmond, Virginia in August 2010. It also will be dependent on increased distribution and consumer acceptance of its low-TSNA smokeless tobacco products, as well as its ability to begin generating significant revenues through royalties from the patented tobacco curing process for which it is the exclusive licensee. CigRx™ is Rock Creek’s first product introduction and Rock Creek had no revenue stream prior to the introduction of CigRx™ in August 2010 and little revenue from CigRx™ to date. The Company’s prospects also will be dependant on Rock Creek’s ability to develop additional pharmaceutical and non-nicotine nutraceutical products and the approval by the Food and Drug Administration, (“FDA”), of Star Tobacco’s applications to market variations of its Ariva® and Stonewall Hard Snuff ® smokeless tobacco products as modified risk tobacco products. The ability to generate revenues through royalty payments will be dependent upon the success of the Company’s ongoing patent infringement lawsuit against R J Reynolds Tobacco (“RJR”) which has been pending since 2001. In that litigation, following a jury trial that took place between May 18, 2009 and June 16, 2009, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. That decision has been appealed to the United States Court of Appeals for the Federal Circuit and is pending. On May 29, 2009 the Company filed a new complaint against RJR for patent infringement during the period beginning 2003 and continuing to the filing date of the new complaint. The new case has been stayed pending the outcome of the appeal to the Federal Circuit and the prosecution of the new complaint will be dependant on the Company achieving a reversal of the jury verdict of invalidity in the initial RJR action.

As of September 30, 2010, the Company had a working capital surplus of approximately $4.2 million, which included cash of approximately $6.2 million. Future cash needs during 2010 include:
•	litigation costs in connection with the RJR patent infringement trial of approximately $1.3 million;
•	monthly principal and interest payments of approximately $245 thousand in connection with the repayment of the Company’s long-term debt; and
•	funding of other aspects of the Company’s current operations in light of continued operating losses.
The Company expects to continue to incur losses in connection with the sale of its smokeless tobacco products for the foreseeable future. While net sales of smokeless tobacco have been increasing year over year, substantially increased sales will be required to reach a breakeven level for these products. Rock Creek had no revenues prior to the introduction of CigRx™ in August 2010. It is expected that Rock Creek will be deriving revenues from the sales of CigRx™ on a going forward basis, but the Company has had only limited revenue from the sale of CigRx™ to date.
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
During the period January 1, 2010 through March 15, 2010, the Company received proceeds of approximately $13.8 million through the sale of 11,727 thousand shares of common stock and a combination of new warrants for an aggregate of 6,324 thousand shares and the repricing of 5,403 thousand shares of previously issued warrants. See note 6 for a further description of these transactions. Including the $14.0 million in additional financing detailed in Note 10, “Subsequent Events” of the financial statements included in this Report, and absent exercise of outstanding warrants and options for cash or a substantial improvement in revenues and/or royalties, the Company believes that it has sufficient funding to support its operations into the third quarter of 2011, but that it will be necessary to pursue additional sources of funds during the first quarter 2011. Depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before that time. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms.
The Company had a consolidated loss for the three and nine months ended September 30, 2010 of approximately $4.8 million and $23.3 million, respectively, which includes an $8.5 million non cash charge for stock based compensation relating to stock options issued in 2010.
4.	Inventories
Inventories consist of the following as of September 30, 2010:

$ thousands
Raw materials	$1,641
Packaging materials	1,897
Finished goods	198
Work in process	27

Total inventory (net of $521 thousand overstock and obsolescence reserve)	$3,242

5.	Long-Term Debt
Long-term debt consists of the following as of September 30, 2010:

$ thousands
Notes payable to RJR in monthly principal installments of $134 thousand until August 2010 and $208 thousand thereafter until fully paid in December 2013, plus interest at prime plus 1% (4.25% at September 30, 2010)	$8,143
Vehicle note payable in monthly installments of $1.7 thousands including interest at 1.9% annually for 36 months ending April 2013	54

Total long-term debt	8,197
Less current maturities	(2,518)

Long term portion of debt	$5,679

The future maturities of long-term debt without regard to potential royalty offsets are as follows:

Twelve months ending September 30,	$ thousands
2011	$2,518
2012	2,519
2013	2,510
2014	650

Total notes payable and long term debt	$8,197

6.	Stockholders’ Equity
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
See note 10 “Subsequent Events” of this Report for details of the Company’s private placement transaction dated November 5, 2010.
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
On July 28, 2010, the Board of Directors elected Mario V. Mirabelli, Esquire to the Board as an Independent Director. Upon his election to the Board, Mr. Mirabelli was awarded a stock option grant in the amount of 50 thousand option shares. Those options have a strike price of $2.08 per share and aggregate stock compensation of $88 thousand, which will be recognized in the financial statements over the two year vesting period of the options.
On September 7 and September 22, 2010 the Company granted annual anniversary option awards to three of its independent directors for a total of 150 thousand options and recognized share base compensation, accordingly.
With the issuance of the 3,590 thousand option shares noted above, the expiration of 50 thousand option shares on June 9, 2010 and the grants to directors totaling 200 thousand options, there were 8,295 thousand options outstanding as of September 30, 2010, with a weighted average exercise price per share of $2.45.
A summary of the status of the Company’s unvested stock options at September 30, 2010, and changes during the nine months then ended, is presented below.

		Weighted
		Average
	Shares	Fair Value at
Nonvested Stock Options	(in thousands)	Grant Date
Nonvested at December 31, 2009	50	$1.46
Granted	3,790	2.29
Vested	(3,790)	2.28
Forfeited	—	—

Nonvested at September 30, 2010	50	$1.76

As of September 30, 2010, there was $81 thousand of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans.
During the nine months ended September 30, 2010, no stock options were exercised.
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
As of September 30, 2010 the Company had 23,636 thousand warrants outstanding with a weighted average exercise price of $1.60 per share. See note 10 “Subsequent Events” of this Report for details of warrants issued as part of the November 5, 2010 private placement transaction.
Net Loss Basic and Diluted Per Common Share:
Due to the Company’s net losses, both basic and diluted loss per share were $(0.04) and $(0.20) for the three and nine months ended September 30, 2010, respectively and $(0.05) and $(0.17) for comparable periods in 2009, respectively. An aggregate of 31,931 thousand at September 30, 2010 and 17,107 thousand at September 30, 2009 of stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.
7.	Commitments, Contingencies and Other Matters
RJR Litigation:
On May 5, 2010, the Company filed its opening brief on appeal with the United States Court of Appeals for the Federal Circuit. On August 2, 2010 RJR filed its brief and the Company filed its reply on September 20, 2010. The Company is currently waiting for the Federal Circuit Court of Appeals to assign a date for oral argument before a three judge panel of that Court.

Virginia Sales and Use Tax Assessment:
On August 10, 2010 the Commonwealth of Virginia responded to the Company’s request for its reconsideration of the state’s sales and use tax assessment with respect to its tobacco curing barns. The Commonwealth disagreed with the Company’s position that the barns are part of the manufacturing process and, therefore, exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption, concluding that the barns are taxable under the Commonwealth’s sales tax laws and regulation. The Company disagrees with the ruling by the Commissioner and intends to timely pursue this matter through all available means. The sales and use tax assessment will continue to accrue interest during these proceedings. In consultation with outside counsel, management has determined that it is more likely than not the Company would prevail on this matter.
Other commitments:
The Company has machinery and packaging materials commitments totaling $1,581 thousand, primarily for its new CigRx™ product production.
8.	Related Party Transaction
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
See note 10 “Subsequent Events” for related parties participating in the Company’s private placement transaction dated November 5, 2010.
9.	Restructuring Charge
During the quarter ending December 31, 2009 the Company restructured and reduced its tobacco sales force and certain general and administrative personnel in response to the slower than expected sales of its dissolvable tobacco products. As part of the restructuring effort, the Company has limited the day-to-day activity of its sales force and is focusing its marketing efforts on store level support and consumer marketing in Virginia and contiguous states, with the intent of gaining more extensive market penetration and product acceptance in those areas. Notice of the Company’s restructuring effort was announced on December 3, 2009 and separation dates for effected employees occurred on various dates through January 31, 2010. The restructuring charge liability in the accompanying consolidated financial statements reflects the remaining severance due in the form of salary continuation and benefit continuation payments for periods up to 12 months for those employees who accepted the voluntary termination as part of the restructuring effort prior to December 31, 2009. During the three and nine months ending September 30, 2010 the Company paid $159 thousand and $455 thousand, respectively, related to this obligation.

10.	Subsequent Events
On October 22, 2010, the Board of Directors elected Burton J, Haynes, Esquire to the Board as an Independent Director. Upon his election to the Board, Mr. Haynes was awarded a stock option grant in the amount of 50 thousand option shares. Those options have a strike price of $2.03 per share and aggregate stock compensation of $86 thousand, which will be recognized in the financial statements over the two year vesting period of the options.
On November 5, 2010, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement (the “November Agreement”) with certain accredited investor (the “Investors”), including several executive officers and directors of the Company (the “Executives”), to sell 7,615 thousand shares of the Company’s common stock (the “Shares”), par value $0.0001 per share (“Common Stock”), at $1.80 per share and warrants to purchase an aggregate of 7,615 thousand shares of Common Stock at an exercise price of $1.80 per share (the “Warrants”). In addition to purchasing their respective shares of Common Stock for $1.80 per share, the executives and directors also paid the Company $0.125 per Warrant purchased in the offering. The offering results in gross proceeds to the Company of $14.0 million. The Warrants are first exercisable six months after the closing of the offering and expire five years after the date that the Warrants are first exercisable. The Warrants are also callable by the Company if the price of the Common Stock exceeds $10.00 per share as quoted on an approved market for twenty consecutive trading days. Additionally, the Agreement grants the Investors certain customary resale registration rights with respect to the Shares and shares of Common Stock underlying the Warrants.
The offerings referred to above were made only to accredited investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated thereunder in connection with this transaction. In accordance with the Company’s related party transaction policy, the Executives intention to purchase shares and warrant shares of the Company’s stock was considered by the Audit Committee at a meeting held on November 3, 2010 and was approved by the Audit Committee on that date and the Board of Directors at a meeting held on November 5, 2010.
11.	Segments
The Company’s operating subsidiaries manufacture, distribute and sell two lines of consumer products, dissolvable tobacco and dietary supplements. These products constitute the Company’s reportable segments.
Star Scientific’s chief operating decision maker reviews the income from the operating companies to evaluate segment performance and allocate resources. The income from the Company’s operating segments excludes general corporate expenses and amortization of intangibles. Interest and other debt expense, net, and provision for income taxes are centrally managed at the corporate level and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker.

	Three Months ending		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
	$ thousands
Revenues:
Dissolvable tobacco	$183	$232	$667	$618
Dietary supplement	28	—	28	—

Total revenue	211	232	695	618

Operating losses:
Dissolvable tobacco	(1,037)	(1,355)	(2,634)	(4,128)
Dietary supplement	(943)	(695)	(4,383)	(1,613)
Depreciation and amortization	(84)	(71)	(221)	(245)
Corporate expenses	(2,674)	(2,810)	(15,777)	(11,052)

Operating losses	(4,738)	(4,931)	(23,015)	(17,038)

Interest (expense)/income-net	(85)	(62)	(238)	(174)
Miscellaneous (expense)/income-net	—	91	4	119
Derivative expense	—	—	—	(67)

Net losses	$(4,823)	$(4,902)	$(23,249)	$(17,160)

The following table provides allocation of assets by segment.

	September 30,	December 31,
	2010	2009
	$ thousands
Net assets:
Dissolvable tobacco	1,660	1,756
Dietary supplement	4,335	27
Corporate—includes $6,171 and $12,360 in cash, respectively	7,451	13,451

Total net assets	13,446	15,234

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item 2 have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission, or SEC, on March 16, 2010, or Annual Report. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009.
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

•
the manufacture, sales, marketing and/or development of very low-TSNA dissolvable smokeless tobacco products that carry enhanced warnings beyond those required by the Surgeon General, including ARIVA® compressed powdered tobacco cigalett®pieces and STONEWALL Hard Snuff® and “modified risk tobacco products” as defined in the Family Smoking Prevention and Tobacco Control Act of 2009, or the FDA Tobacco Act;

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

Since the 1990s, we have sought to develop processes and products that significantly reduce the levels of toxins, principally TSNAs, in tobacco compared to traditional smoked and smokeless tobacco products. Our development of technology for reducing TSNA levels has lead to our focus on the development of tobacco-based pharmaceuticals products and non-nicotine nutraceuticals that we are pursuing through our Rock Creek subsidiary. In August 2010 we introduced CigRx™ a non-nicotine, non-tobacco nutraceutical, in the Richmond, Virginia area. CigRx™ is a smoking alternative that is designed to temporarily reduce the desire to smoke. Our significant experience in proprietary technology related to the development of tobacco products with reduced levels of toxins also has positioned us to seek the approval of a variant of our very-low TSNA smokeless tobacco products as “modified risk tobacco products” by the United States Food and Drug Administration, or FDA, under the FDA Tobacco Act. We filed the first application with the FDA on February 19, 2010 seeking to have a version of our ARIVA® compressed powdered tobacco cigalett® pieces, ARIVA-BDL™, designated as a modified risk tobacco product by the FDA. We filed a second application with the FDA on June 18, 2010 seeking to have a version of our STONEWALL Hard Snuff® product, STONEWALL-BDL™, designated as a modified risk tobacco product by the FDA. Given our long-term focus on reducing the levels of toxins in tobacco and the harm associated with tobacco use, we believe we are uniquely positioned to pursue a range of very-low TSNA smokeless tobacco products, non-nicotine nutraceuticals and tobacco-based pharmaceuticals that will further our mission to reduce the harm associated with tobacco use at every level.
We fully accept the evidence that links smoking tobacco with a variety of diseases and premature death. We believe it is highly unlikely that the health risks of smoked tobacco can be completely eliminated, and that no safe cigarettes will ever be manufactured. We believe we were the first company to state unequivocally that “there is no such thing as a safe cigarette.” Further, we were the first company to affix to the back of the package of our first premium low-TSNA product, Advance(R), a package “onsert” that contained not only scientifically verified comparative product content data, but also additional health warnings beyond those required by the Surgeon General. Despite worldwide efforts to curb tobacco use, the American Cancer Society continues to report that an estimated 1.3 billion people smoke and use other conventional tobacco products. Given the reality of tobacco use, we continue to believe that there is an urgent need to reduce the toxicity of tobacco products to the maximum extent possible, given available technology and to provide alternatives to those products for persons seeking to temporarily reduce their use of tobacco products or to maintain a nicotine-free metabolism. Accordingly, we believe we have a corporate responsibility to continue our research and development efforts to manufacture tobacco products with the lowest level of toxins possible, particularly through the development of products containing tobacco cured using our StarCured® tobacco curing process, and to develop related botanical tobacco-based pharmaceutical products designed to treat tobacco dependence and non-nicotine nutraceutical products that may assist persons who are seeking a smoking alternative that allows them to temporarily reduce their desire to smoke as well as other products that may assist persons in maintaining a healthy metabolism.

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
Our future prospects are also dependent on the distribution and consumer acceptance of our low-TSNA dissolvable smokeless tobacco products as well as our CigRx™ nutraceutical that was introduced in August 2010 and on our ability to support the expansion of the market for these products and continue development of new low-TSNA smokeless tobacco products, related pharmaceutical products and nutraceuticals, independently and through alliances with other tobacco manufacturers and pharmaceutical companies. Our future results of operations are also dependent on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through sales of our smokeless tobacco products and the licensing of such products will substantially be dependant upon the successful completion of our ongoing patent infringement lawsuit against RJR.
During the three and nine months ended September 30, 2010 our revenue was approximately $211 and $695 thousand, respectively, and we incurred an operating loss of approximately $(4.8) and $(23.3) million, respectively. The recurring losses generated from our operating expenses continue to impose significant demands on our liquidity. As of September 30, 2010, we had positive working capital of approximately $4.2 million, which included approximately $6.2 million in cash and cash equivalents. Between March 1, and March 15, 2010, we entered into securities purchase and registration rights agreements with certain accredited investors for the private placement of an aggregate of 11,727,120 shares of our common stock, par value $0.0001 per share, or Common Stock, at the then current consolidated closing bid price of our common stock on the Nasdaq Global Market, or Nasdaq, warrants to purchase an aggregate of 6,323,727 shares of Common Stock and the repricing of previously issued warrants exercisable into 5,403,392 shares of Common Stock at the then current consolidated closing bid price of our common stock on Nasdaq in exchange for the immediate exercise of such warrants for cash. In the aggregate, the transactions resulted in gross proceeds to our company of $13.8 million. See note 6 of our financial statements for a complete discussion of these transactions. On November 5, 2010, we entered into a Securities Purchase Agreement and Registration Rights Agreement, or November Agreement, with certain accredited investor, or the Investors, including several executive officers and directors of the Company, or the Executives, to sell 7,615,435 shares of Common Stock, or the Shares, at $1.80 per share and warrants to purchase an aggregate of 7,615,435 shares of Common Stock at an exercise price of $1.80 per share, or the Warrants. In addition to purchasing their respective shares of Common Stock for $1.80 per share, the Executives also paid $0.125 per Warrant purchased in the offering. The offering results in gross proceeds to our company of $14.0 million. The Warrants are first exercisable six months after the closing of the offering and expire five years after the date that the Warrants are first exercisable. The Warrants are also callable by our company if the price of the Common Stock exceeds $10.00 per share as quoted on an approved market for 20 consecutive trading days. Additionally, the Agreement grants the Investors certain customary resale registration rights with respect to the Shares and shares of Common Stock underlying the Warrants.
The offerings referred to above were made only to accredited investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended, or the Securities Act. We relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated thereunder in connection with the offering. In accordance with our company’s related party transaction policy, the Executives participation in the November 2010 offering was considered and approved by the Audit Committee at a meeting held on November 3, 2010 and was approved by the Audit Committee on that date and by our Board of Directors at a meeting held on November 5, 2010.
Including the $14.0 million in additional financing detailed above and in Note 10 “Subsequent Events” of the financial statements included in this Report, and absent exercise of outstanding warrants and options for cash or a substantial improvement in revenues and/or royalties, we believe that our current level of funding will support our operations into the third quarter of 2011, but that it will be necessary to pursue additional sources of funds during the first quarter 2011. However, depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that date.
Smokeless Tobacco. In the first quarter of 2010 we introduced “Cinnamon”, “Mint” and “Citrus” blends of ARIVA® and a new packaging format (10-piece sleeves) for ARIVA®. We continue to work to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products, independently and through alliances with other tobacco manufacturers. Our working capital constraints over the last several years have limited both the direct marketing of our smokeless hard tobacco products and our research and development efforts, which we believe negatively, impacted our efforts to increase consumer acceptance of our smokeless tobacco products.

Modified Risk Tobacco In 2009 and 2010 we developed ARIVA-BDL™ and STONEWALL-BDL™, a variant of our ARIVA® and Stonewall® smokeless tobacco products that have significantly lower levels of carcinogenic TSNAs as well as other toxins compared to conventional tobacco products and which are at a levels comparable to those found in nicotine replacement therapy products. On February 19, 2010 we submitted an application to the FDA for the approval of ARIVA-BDL™ as the first modified risk tobacco product under the FDA Tobacco Act and we filed a similar application for STONEWALL-BDL™ on September 18, 2010.
Development of Tobacco-based Pharmaceutical Products and Nutraceuticals and Introduction of CigRx™ In 2007, we incorporated our wholly owned subsidiary Rock Creek through which we intend to pursue a range of pharmaceutical products, including products that have a botanical, tobacco-based component, for the treatment of tobacco dependence, as well as products that would utilize certain MAO agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression and related products such as nutraceuticals. Rock Creek operates pursuant to a sublicense under our exclusive license with Regent Court Technologies, LLC, or Regent Court, which includes patents for producing tobacco with low TSNA levels. In 2009 Rock Creek developed a non-nicotine, non-tobacco nutraceutical that is intended to temporarily reduce the desire to smoke. This product, CigRx™, was introduced in August 2010 in the Richmond, Virginia area. We are currently working jointly with InVentiv Health to develop awareness for the CigRx™ product in the Richmond, Virginia area through an outreach program involving physicians and other health care professionals and though direct advertising at the consumer level.
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
Licensing. We have an exclusive, worldwide license from Regent Court under 12 U.S. patents and numerous foreign patents as well as additional patents pending in the United States and foreign countries relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process involves the control of certain conditions in tobacco curing barns, and in certain applications, the use of microwave and/or electronic beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and tobacco smoke. Also, in December 2008 we filed a new U.S. patent application for a variant of our patented curing technology that results in the production of cured tobacco that contains virtually undetectable levels of carcinogenic TSNAs as measured by prevailing standards. Further, Rock Creek in connection with its development work, including work on a non-nicotine nutraceutical and a relapse prevention product, has filed several provisional patent application with the U.S. Patent and Trademark Office. In March 2010 we filed one patent application relating to the process for formulating one of the dietary ingredients in our CigRx™ product and in June 2010, we filed another patent application relating to the product formulation for CigRx™. Two of the patents under our license with Regent Court that relate to our method for producing low-TSNA tobacco are the subject of our ongoing lawsuit against RJR and a related patent reexamination before the U.S. Patent and Trademark Office. See “Item 1. Legal Proceedings” of Part II of this Report for further details. While we believe licensing of our exclusive patent rights could prove a significant source of additional revenue for us, the full realization of this potential also will depend on our ability to successfully defend and enforce our patent rights, including obtaining a reversal of the jury verdict in the RJR litigation.
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
Under the Food, Drug, and Cosmetic Act, the FDA has authority for reviewing and approving any new drug product prior to its introduction into commerce. The FDA approval process involves, among other things, successfully completing clinical trials under an Investigational New Drug Application and obtaining a premarket approval after filing a New Drug Application, or NDA. The NDA process requires a company to prove the safety and efficacy of a new drug product to the FDA’s satisfaction. The Dietary Supplement Health Education Act, or DSHEA, provides the FDA with authority over the production and marketing of dietary supplements. In certain cases DSHEA also requires notification to the FDA before a company begins to market a dietary supplement. DSHEA does not require prior approval by the FDA for the introduction of dietary supplements into the market, but does require that nutraceutical products comply with the requirements of DSHEA prior to and after their introduction into commerce. See “Item 1. Business— Government Regulation” of our Annual Report for more information relating to governmental regulation of tobacco products, nutraceuticals and drug products.

Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
Accounting principles generally accepted in the United States of America, or GAAP, require estimates and assumptions to be made that affect the reported amounts in our company’s consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. The reader should review the Company’s Annual Report for a complete discussion of our company’s accounting policies.
Results of Operations
Our company’s unaudited condensed consolidated results for the three and nine month periods ended September 30, 2010 and 2009 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ and shares in thousands except per share data	2010	2009	2010	2009
	(Unaudited)
Net sales	$211	$232	$695	$618
Cost of goods sold	422	626	1,635	1,887
Federal excise tax and Department of Agriculture payment	3	6	10	13

Gross loss	(214)	(400)	(950)	(1,282)

Total operating expenses	4,524	4,531	22,065	15,756

Operating loss	(4,738)	(4,931)	(23,015)	(17,038)

Net loss	$(4,823)	$(4,902)	$(23,249)	$(17,160)

Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.20)	$(0.17)

Basic and diluted weighted average shares outstanding	119,504	102,926	116,417	100,620
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Net Sales. For the three months ended September 30, 2010, net sales (gross sales less cash discounts, product discounts and product return allowance) were lower at $211 thousand compared to $232 thousand during the same period in 2009. Lower sales volumes of our dissolvable tobacco products during the three months ended September 30, 2010 were the primary contributor of the lower net sales compared to the same period in 2009, however this decrease was partially offset by lower spending on product promotion programs, price increases and the introduction of our five and ten piece packs, which have higher prices than our traditional 20-piece packs. CigRx™ sales of $28 thousand also offset the dissolvable tobacco net sales decrease. CigRx™ was introduced in August 2010 and reflects net sales from the date of introduction to September 30, 2010.
Gross Profit (Loss). Gross loss decreased $186 thousand in the three months ended September 30, 2009 to $214 thousand from $400 thousand for the same period in 2009. The lower loss is attributed to the lower operating costs primarily due to the reduction in force effective December 2009 and plant maintenance and moving expenses related to the relocation of our Chase City, Virginia dissolvable tobacco operations incurred in 2009, offset in part by the lower net sales.
Total Operating Expenses. Total operating expenses were approximately $4.5 million for the three months ended September 30, 2010, comparable to the same period in 2009. General and administrative and marketing and distribution expenses increased by approximately $0.3 and $0.1 million, respectively, as compared to the same period in 2009. Research and development costs decreased approximately $0.4 million as the research related to CigRx™ was completed prior to the third quarter and CigRx™ was introduced in August 2010.

Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $0.7 million for the three months ended September 30, 2010, compared to $0.6 million for the same period in 2009. Tobacco marketing and distribution costs were lower by $0.3 million primarily due to the reduction in force effective December 2009, attending fewer trade shows and discontinued couponing. Pre-launch and consumer marketing expenses for CigRx™ increased by $0.4 million, primarily due to the initiation of consumer marketing and advertising related to the product launch.
General and Administrative Expenses. General and administrative expenses were approximately $3.6 million for the three months ended September 30, 2010, an increase of approximately $0.3 million, or 8.3%, from approximately $3.3 million for the same period in 2009. During the three months ended September 30, 2010, we had decreased legal costs of $0.5 million. The higher legal costs during the comparable period in 2009 related to post trial motions practice in the RJR patent infringement case which was tried between May 18, 2009 and June 16, 2009 and the reexamination of the patents at issue in the RJR litigation by the U.S. Patent and Trademark Office. During the three month period ending September 30, 2010 we also had increased consulting expenses for CigRx™ of $0.4 million, additional administrative salaries of $0.1 million for resources associated with the CigRx™ launch and ongoing monitoring, increased executive travel expense of $0.2 million primarily in connection with our new product development efforts, vendor and shareholder meetings and increases in various other expenses totaling $0.1 million.
Research and Development Expenses. During the three months ended September 30, 2010, we expended approximately $0.2 million on product development initiatives primarily associated with our BDL tobacco. We spent approximately $0.6 million in the comparable period in 2009 on our initial research for the CigRx™ product and related developmental efforts in the pharmaceutical/nutraceutical area. Given our working capital constraints, our ability to continue the research efforts of Star Scientific and to advance the research and development activities of Rock Creek will depend on our ability to obtain funding for these initiatives through improved revenues from our smokeless tobacco sales and sales of CigRx™ or from other funding sources. It will also depend on the reversal of the jury verdict in favor of RJR in our ongoing patent litigation and ultimately completion of that litigation in our favor.
Interest Income and Expense. We had interest income of $11 thousand and interest expense of $96 thousand for the three months ended September 30, 2010, for a net interest expense of $85 thousand during the period. For the same period in 2009, we had interest income of $48 thousand and interest expense of $110 thousand, for a net interest expense of $62 thousand. The lower interest expense for the three months ended September 30, 2010 reflected lower prevailing interest rates and scheduled payments made against the principal of our outstanding long-term debt. The lower interest income is the result of lower average cash balances and lower prevailing interest rates.
Income Tax Expense. Due to our continuing operating losses we had no income tax obligations for the three month period ending September 30, 2010.
Net Loss. We had a net loss of approximately $4.8 million for the three months ended September 30, 2010 compared to a net loss of approximately $4.9 million for the same period in 2009.
For each of the three months ended September 30, 2010 and September 30, 2009, we had a basic and diluted loss per share of $(0.04) and $(0.05), respectively.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Net Sales. For the nine months ended September 30, 2010, net sales (gross sales less cash discounts, product discounts and product return allowance) were approximately $0.7 million compared to approximately $0.6 million during same period in 2009 reflecting higher prices, offset by lower sales volumes of our dissolvable tobacco products during the nine months ended September 30, 2010 compared to the same period in 2009 and $28 thousand in income from the sale of CigRx™. CigRx™ was introduced in August 2010 and reflects net sales from the date of introduction to September 30, 2010.
Gross Loss. Gross loss decreased by $0.3 million during the nine months ended September 30, 2010 to $1.0 million from $1.3 million for the same period in 2009. This change was attributable to higher net sales of $0.1 million and lower manufacturing costs primarily due to the reduction in force effective December 2009. Also, during the first nine months ended September 30, 2009, we had higher maintenance and moving costs related to the relocation of our Chase City, Virginia manufacturing site.
Total Operating Expenses. Total operating expenses were approximately $22.1 million for the nine months ended September 30, 2010, an increase of approximately $6.3 million, or 28.6%, from approximately $15.8 million for the same period in 2009. General and administrative expenses increased by approximately $5.3 million and marketing and distribution costs were even. Research and development costs increased approximately $1.0 million.

Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $2.0 million for the nine months ended September 30, 2010, comparable to the same period in 2009. This reflected a reduction of $0.9 million primarily as a result of decreased products promotion for our dissolvable tobacco products and the impact of the reduction in force that was effective as of December 2009, which was offset by increased expenses related to development of promotion materials and advertising for our new CigRx™ non- tobacco, non-nicotine nutraceutical product of $0.9 million.
General and Administrative Expenses. General and administrative expenses were approximately $17.7 million for the nine months ended September 30, 2010, an increase of approximately $5.3 million, or 29.6%, from approximately $12.4 million for the same period in 2009. The increase resulted primarily from a one-time, non cash charge of $8.2 million for stock based compensation associated with stock options issued in April 2010. During the nine months ended September 30, 2010, we had decreased legal costs of $3.9 million. The higher legal costs during the comparable period in 2009 related primarily to the jury trial in our RJR patent infringement case, which took place between May 18, 2009 and June 16, 2009 and the ongoing reexamination of the patents at issue in the RJR litigation by the U.S. Patent and Trademark Office. This reduction in legal costs was offset, in part, by additional costs related to the CigRx™ product launch, and increases in executive travel and consulting of $0.8 million and increases in other expenses totaling $0.2 million.
Research and Development Expenses. During the nine months ended September 30, 2010, we expended approximately $2.1 million on our CigRx™ product development initiative and $0.3 million on improvements to our low-TSNA tobacco. During the nine months ended September 30, 2009, Rock Creek incurred approximately $0.5 million on the CigRx™ product development initiative and other developmental work in the pharmaceutical/nutraceutical areas and we expended $0.9 million on improvements to our low-TSNA smokeless tobacco products. Given our working capital constraints, our ability to continue the research efforts of Star Scientific and to advance the research and development activities of Rock Creek will depend on our ability to obtain funding for these initiatives through improved revenues from our smokeless tobacco sales and sales of CigRx™ or from other funding sources. It will also depend on the reversal of the jury verdict in favor of RJR in our ongoing patent litigation and ultimately completion of that litigation in our favor.
Interest Income and Expense. We had interest income of $62 thousand and interest expense of $300 thousand for the nine months ended September 30, 2010, for a net interest expense of $238 thousand during the period. For the same period in 2009, we had interest income of $160 thousand and interest expense of $334 thousand, for a net interest expense of $174 thousand. The lower interest expense for the nine months ended September 30, 2010 reflected lower prevailing interest rates and scheduled payments made against the principal of our outstanding long-term debt. The lower interest income during the nine months ended September 30, 2010 was primarily due to a decrease in prevailing interest rates.
Income Tax Expense. During the nine months ended September 30, 2010 we had no income tax obligation due to our net operating losses.
Net Loss. We had a net loss of approximately $23.3 million for the nine months ended September 30, 2010 compared to a net loss of approximately $17.2 million for the same period in 2009. The increased net loss was primarily due to the one time stock compensation award to officers, employees, directors and consultants of $8.2 million and increased expenses associated with the research and development and initial marketing expenses associated with the CigRx™ product of $0.9 million, which were offset, in part, by decreased legal costs of $3.9 million compared to the comparable period in 2009 and lower dissolvable tobacco marketing expenses of $0.9 million.
For the nine months ended September 30, 2010, we had a basic and diluted loss per share of $(0.20) compared to a basic and diluted loss per share of $(0.17) for the nine months ended September 30, 2009.

Liquidity and Capital Resources
Our company has been operating at a loss for the past seven years. Our future prospects will depend on our ability to generate and sustain increased revenue levels in future periods. This will largely be dependent on the distribution and consumer acceptance of our low-TSNA smokeless tobacco products as well our new CigRx™ non-nicotine, non-tobacco nutraceutical that was introduced in August 2010 in the Richmond, Virginia area. Our company will continue to pursue revenue generation through independent strategies and alliances with other tobacco manufacturers to increase distribution of our low TSNA tobacco products and will seek to expanded distribution of CigRx™. Prior to the introduction of CigRx™ Rock Creek had no source of revenue, but it is expected that Rock Creek will be deriving revenues from the sales of CigRx™ on a going forward basis. Our company’s future prospects also will be dependant on Rock Creek’s ability to develop additional pharmaceutical and non-nicotine nutraceutical products and the FDA’s approval of Star Tobacco’s pending applications to permit it to market variations of its ARIVA® and STONEWALL Hard Snuff ® smokeless tobacco products as modified risk tobacco products. Our ability to begin generating significant revenues through royalties from our patented tobacco curing process for producing low-TSNA tobacco will be dependent upon the success of our ongoing patent infringement lawsuit against RJR, which has been pending since 2001, and a determination that the patents at issue in that case, which are the subject of our appeal in the RJR case and a reexamination at the U.S. Patent and Trademark Office, are enforceable. See “Item 1 Legal Proceedings.” of Part II of this Report.
As of September 30, 2010, our company had a working capital surplus of approximately $4.2 million, which included cash of approximately $6.2 million. Future cash needs during 2010 include:
•	litigation costs in connection with the RJR patent infringement trial of approximately $1.3 million
•	monthly principal and interest payments of approximately $245 thousand in connection with the repayment of our long-term debt; and
•	funding of other aspects of our current operations in light of continued operating losses.
We expect to continue to incur losses in connection with the sale of our smokeless tobacco products for the foreseeable future. While the retail trade awareness and acceptance of smokeless tobacco have been increasing year over year, substantially increased consumer sales will be required to reach a breakeven level for these products. Rock Creek had no revenues through the end of the second quarter. However, in August 2010 Rock Creek introduced under the name CigRx™, a non-nicotine nutraceutical that is designed to temporarily reduce the desire to smoke in the Richmond, Virginia area. We had limited sales of CigRx™ in the third quarter, consistent with our initial product launch.
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
During the period March 1, 2010 through March 15, 2010, our company received gross proceeds of approximately $13.8 million through various private placements of our securities to certain accredited investors. On November 5, 2010, we entered into the November Agreement for the private placement of 7,615,435 shares of Common Stock and warrants to purchase an aggregate of 7,615,435 shares of Common Stock. The offering results in gross proceeds to our company of $14.0 million.
Including the $14.0 million in additional financing detailed above and in Note 10 “Subsequent Events” of the financial statements included in this Report, and absent exercise of outstanding warrants and options for cash or a substantial improvement in revenues and/or royalties, we believe that our current level of funding will support our operations into the third quarter of 2011, but that it will be necessary to pursue additional sources of funds during the first quarter 2011. Depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that time. There can be no assurance that we will be successful in obtaining such funding at commercially reasonable terms, if at all.
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
Summary of Balances and Recent Sources and Uses
As of September 30, 2010, we had positive working capital of approximately $4.2 million, which included approximately $6.2 million in cash and cash equivalents and approximately $0.1 million of accounts receivable, compared to positive working capital of approximately $12.9 million, which included approximately $17.5 million in cash and cash equivalents, and approximately $0.1 in accounts receivable, as of September 30, 2009.

Net Cash From Operating Activities. During the nine months ended September 30, 2010, approximately $17.6 million of cash was used in operating activities compared to approximately $13.5 million of cash used in operating activities during the same period in 2009. Cash used in operations was approximately $4.1 million higher during the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to the pay down of legal expenses incurred in 2009 and increased expenditures for research and development, marketing and raw material purchases associated with the CigRx™ market introduction.
Net Cash From Investing Activities. During the nine months ended September 30, 2010, a total of $1.0 million of cash was invested in property and equipment that is being used in connection with the manufacturing of CigRx™. During the same period in 2009, we generated $0.6 million in cash primarily from the proceeds from licensing receivables.
Net Cash From Financing Activities. During the nine months ended September 30, 2010, we generated net cash from financing activities of approximately $12.5 million, primarily through the sale of common stock for gross proceeds of approximately $13.8 million. During the same period in 2009, we generated net cash from financing activities of approximately $23.9 million, primarily from the exercise of common stock options and warrants, for gross proceeds of approximately $20.0 million. The payments to RJR on the barn note amounted to $1.0 million and $1.4 million for the nine month periods ending September 30, 2009 and 2010, respectively.
Cash Demands on Operations
During the three and nine months ended September 30, 2010, we had operating losses from continuing operations that totaled $4.7 million and $23.0 million, respectively.
We have spent considerable funds on the development of CigRx™ and expect to spend more funds on continued development, manufacturing set up, marketing, sales and distribution of CigRx™, assuming success in the initial introduction and an expansion of sales beyond the Richmond, Virginia area. Our inability to improve our results of operations through sales of CigRx™ and increased sales of our low-TSNA smokeless tobacco products or to raise additional working capital through royalty arrangement or financing initiatives prior to or during the fourth quarter 2010 could have a material adverse effect on our ability to meet our working capital needs and continue operations.
Contingent Liabilities and Cash Demands
B&W Agreements. Under the Restated Master Agreement with B&W, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we currently owe approximately $8.1 million on our long-term tobacco curing barn loan. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly payments that began on January 1, 2006. The debt is unsecured.
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
MSA Escrow Obligations. Since June 2007 we have been focusing our activities as a tobacco manufacturer on the sale of smokeless tobacco products, as opposed to cigarettes. As a result, we did not incur MSA escrow obligations for cigarette sales in 2009 and do not expect having any material MSA escrow obligations in the future.
Virginia Sales and Use Tax Assessment. On August 10, 2010 the Commonwealth of Virginia responded to our request for reconsideration of the state’s sales and use tax assessment with respect to our tobacco curing barns. The Commonwealth disagreed with our position that the barns are part of the manufacturing process and, therefore, exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption, concluding that the barns are taxable under the Commonwealth’s sales tax laws and regulation. The Company disagrees with the ruling by the Commissioner and intends to timely pursue this matter through all available means. The sales and use tax assessment will continue to accrue interest during these proceedings. In consultation with outside counsel, management has determined that it is more likely than not the Company would prevail on this matter.
See Note 7 to the financial statements of this Report for other commitments.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.
Our outstanding long-term debt of $8.1 million bears an interest at a rate of prime plus 1%. Accordingly, we do not believe that we are subject to significant interest rate exposure on these obligations.
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
Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of September 30, 2010, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we have concluded that the introduction of our CigRx™ product, and our related outsourcing of all of the manufacturing, distribution and order processing for the CigRx™ product, is reasonably likely to materially affect our internal control over financial reporting. In connection with the introduction of CigRx™ and the related outsourcing initiative, we are requiring vendors to supply proof of delivery and disposition of raw and finished materials and, in certain cases, delivery of machinery purchased and owned by our company that is being used in the manufacturing process.

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
Following briefing and oral argument, the Court of Appeals on August 25, 2008 issued a unanimous opinion reversing the rulings by the District Court that had found the patents at issue in the RJR litigation invalid because of inequitable conduct during the prosecution of the patents and because the patents were indefinite. As part of its opinion, the Court of Appeals ordered that the case be remanded to the District Court for further proceedings on the infringement complaint. On October 29, 2008, a mandate formally terminating the proceedings in the Court of Appeals was filed. As a result, the District Court regained jurisdiction over the case to conduct further proceedings on our infringement complaint. On January 16, 2009, RJR filed a Petition for Certiorari with the United States Supreme Court, or Supreme Court, seeking to have the Supreme Court review the unanimous decision issued by the Court of Appeals. The Supreme Court on March 9, 2009, issued an order denying RJR’s Petition for Certiorari. Following remand from the Court of Appeals, the case was tried to a jury in the District Court between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, we filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial. That motion was denied on December 21, 2009 and judgment was entered on the jury verdict that day. We filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit Court of Appeals on December 22, 2009 and our opening brief was filed on May 5, 2010. RJR filed its brief on August 2, 2010 and our reply was filed on September 20, 2010. We are currently waiting for the Federal Circuit Court of Appeals to assign a date for oral argument before a three judge panel of that Court.

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
On December 31, 2008 and January 2, 2009, RJR filed requests in the U.S. Patent and Trademark Office to reexamine the two patents that are the subject of the patent infringement litigations described above. In February and March 2009, the Patent and Trademark Office granted the reexamination requests, agreeing to review the patentability of the subject matter claims 4, 12 and 20 of the ‘649 patent and claim 41 of the ‘401 patent. On September 11, 2009 the Patent and Trademark Office issued a first office action in both cases. On October 22, 2009 we participated in an interview with the panel considering this matter and a written response to the first office action was filed on November 10, 2009. On May 14, 2010 we received a notice from the Patent and Trademark office of an intent to terminate the reexamination process on a procedural basis, because of an alleged failure to timely submit a summary of the interview with the panel assigned to the case. A petition challenging that notice was filed on that day and a supplemental petition was filed on May 17th. On October 1, 2010 the Patent and Trademark Office issued a notice that vacated the May 14, 2010 notice and indicated that the proceeding would be reopened if within 30 days we filed a pleading demonstrating that the present record is complete and a petition to reopen the proceeding based on unintentional delay, along with an amended interview statement. We filed a Renewed Petition to Reopen the Proceeding and an Alternative Petition based on unintentional delay on October 25, 2010 and we are waiting for a further order from the Patent and Trademark Office on this matter.
Item 1A. Risk Factors
There are no material changes from risk factors previously disclosed in “Part I — Item 1A” of our company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 5, 2010, subsequent to the period covered by this Report, we entered into the November Agreement for the private placement of 7,615,435 shares of Common Stock and warrants to purchase an aggregate of 7,615,435 shares of Common Stock. The offering results in gross proceeds to our company of $14.0 million. We intend to use the net proceeds from the offering for new product initiatives and for general corporate purposes. See Note 10 Subsequent Events of the financial statements included in this Report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
None.
Item 5. Other Information
None.

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

STAR SCIENTIFIC, INC.

Date: November 9, 2010	/s/ Park A. Dodd, III Authorized Signatory and Chief Financial Officer
(Principal Financial Officer)