Form 10-Q
period 2011-06-30
STAR SCIENTIFIC INC
filed 2011-08-09
CIK 776008

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 1, 2011, 135,055,505 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

Page
PART I — Financial Information

Item 1. Financial Statements	4

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Statement of Stockholders’ Equity	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Qualitative and Quantitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II — Other Information	22

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	24

Item 6. Exhibits	24

Signatures	25

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands except per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,183	$13,193
Trade accounts receivable, net	62	52
Receivable from sale of licensing rights	31	27
Inventories, net	3,564	3,419
Prepaid expenses and other current assets	79	350

Total current assets	19,919	17,041
Property, plant and equipment, net	2,470	2,169
Intangible assets, net of accumulated amortization	602	627
Receivable from sale of licensing rights, less current maturities	63	80
MSA escrow funds	368	368

Total assets	$23,422	$20,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,497	$2,518
Accounts payable, trade	1,828	1,585
Accrued expenses	762	424
Due to stockholders	50	50

Total current liabilities	5,137	4,577
Long-term debt, less current maturities	3,811	5,049

Total liabilities	8,948	9,626

Commitments and contingencies (note 6)	—	—
Stockholders’ equity:
Common stock(A)	14	13
Additional paid-in capital	196,232	181,336
Accumulated deficit	(181,772)	(170,690)

Total stockholders’ equity	14,474	10,659

Total liabilities and stockholders’ equity	$23,422	$20,285

(A)	$0.0001 par value per share, 187,500,000 shares authorized, 135,055,505 and 127,119,323 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.
See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
Net sales	$262	$335	$418	$484
Less:
Product cost of goods sold	533	745	972	1,214
Federal excise taxes and USDA tobacco buyout program assessment	3	4	6	6

Gross loss	(274)	(414)	(560)	(736)

Operating expenses:
Marketing and distribution	570	862	1,392	1,283
General and administrative	3,615	11,270	7,883	14,097
Research and development	478	885	1,128	2,161

Total operating expenses	4,663	13,017	10,403	17,541

Operating loss	(4,937)	(13,431)	(10,963)	(18,277)
Other income (expense):
Interest income	11	26	29	51
Interest expense	(69)	(99)	(143)	(204)
Miscellaneous income	(3)	3	(5)	4

Net loss before income taxes	(4,998)	(13,501)	(11,082)	(18,426)
Income tax expense	—	—	—	—

Net loss	$(4,998)	$(13,501)	$(11,082)	$(18,426)

Net loss basic and diluted per common share	$(0.04)	$(0.11)	$(0.08)	$(0.16)

Weighted average shares outstanding, basic and diluted	134,556,823	119,497,993	131,948,382	114,847,257
See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)
($ in thousands except per share data)

			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2010	127,119,323	$13	$181,336	$(170,690)	$10,659
Stock issuance	5,111,182	—	9,999	—	9,999
Warrant and option exercise	2,825,000	1	3,159		3,160
Stock-based compensation	—	—	1,738	—	1,738
Net Loss	—	—	—	(11,082)	(11,082)

Balances, June 30, 2011 (unaudited)	135,055,505	$14	$196,232	$(181,772)	$14,474

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands except per share data)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(11,082)	$(18,426)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	185	135
Provision for bad debt	(32)	6
Provision for inventory obsolescence	(42)	59
Loss (gain) on asset disposal	5	—
Stock-based compensation	1,738	8,490
Increase (decrease) in cash resulting from changes in:
Current assets	190	(1,080)
Current liabilities	581	(427)

Net cash flows from operating activities	(8,457)	(11,243)

Investing activities:
Purchase of intangible assets	(8)	(54)
Purchase of property and equipment	(457)	(929)
Proceeds from sale of licensing rights	13	14

Net cash flows from investing activities	(452)	(969)

Financing activities:
Proceeds from issuance of common stock	10,000	13,831
Proceeds from stock and warrant exercise	3,158	—
Payments on long-term debt and capital lease obligation	(1,259)	(809)

Net cash flows from financing activities	11,899	13,022

Increase in cash and cash equivalents	2,990	810
Cash and cash equivalents, beginning of period	13,193	12,360

Cash and cash equivalents, end of period	$16,183	$13,170

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$71	$194

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
1.	Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

The Company has been operating at a loss for the past nine years. The Company’s prospects will depend on its ability to generate and sustain increased revenue levels in future periods, which will largely be dependent on the distribution and consumer acceptance of its new CigRx® product, a non-nicotine, non-tobacco nutraceutical developed by the Company’s Rock Creek subsidiary to temporarily decrease the desire to smoke and increased distribution and consumer acceptance of its low-TSNA smokeless tobacco products. CigRx® was introduced into the market in August 2010. CigRx® is Rock Creek’s first product introduction and Rock Creek had no revenue stream prior to the introduction of CigRx® and little revenue from CigRx® in 2010. In late February 2011, the Company began testing CigRx® on a national basis through expanded infomercial airings, radio spots and selected retail sales. The Company’s prospects also will be dependent on Rock Creek’s ability to develop additional nutraceutical products, pharmaceuticals products and on the ability to generate increased revenues from the sale of smokeless tobacco products. In 2010 the Company filed applications with the Food and Drug Administration ( “FDA”), to have variants of its ARIVA® and STONEWALL Hard Snuff® low tobacco specific nitrosamine (“TSNA”) products (Ariva-BDL™ and Stonewall-BDL™) designated by the FDA as “modified risk tobacco products” under the Family Smoking Prevention and Tobacco Control Act (“FDA Tobacco Act”). On March 17, 2011 the FDA issued a decision holding that it currently does not have jurisdiction over the Ariva-BDL™ and Stonewall-BDL™ products. The Company is now reviewing its manufacturing and marketing opportunities related to these products. The Company’s future prospects also will be dependent on its ability to begin generating significant revenues through royalties from the patented tobacco curing process for which it is the exclusive licensee. The ability to generate revenues through royalty payments will be dependent on the success of the Company’s ongoing patent infringement lawsuit against R.J. Reynolds Tobacco Company, Inc. (“RJR”) which has been pending since 2001. In that litigation a jury trial that took place between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case, and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. That decision has been appealed to the United States Court of Appeals for the Federal Circuit and oral argument before a three-judge panel of the Court was held on January 11, 2011. The Company is currently awaiting a ruling on the appeal from the Federal Circuit Court of Appeals. On May 29, 2009 the Company filed a new complaint against RJR for patent infringement during the period beginning 2003 and continuing to the filing date of the new complaint. The new case has been stayed pending the outcome of the appeal to the Federal Circuit and the prosecution of the new complaint will be dependent on the Company achieving a reversal of the jury verdict of invalidity in the initial RJR action.

As of June 30, 2011, the Company had a working capital surplus of approximately $14.8 million, which included cash of approximately $16.2 million. Future anticipated cash needs during 2011 include:
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

During the first six months of 2011, the Company received proceeds of $12.0 million through the sale of 5,111,182 shares of common stock and new warrants to purchase up to 5,111,182 shares of common stock as well as the exercise for cash of warrants to purchase 2,000,000 shares of common stock and the issuance of new warrants to purchase up to 2,000,000 shares of common stock. See Note 5 to the Company’s consolidated financial statements included in this Report for details of those transactions. During the first six months of 2011, stock options for 625,000 option shares were exercised resulting in proceeds of $1.0 million and warrants for 200,000 warrant shares were exercised resulting in an additional $0.2 million of proceeds. The total proceeds from these transactions for the first six months ending June 30, 2011 was $13.2 million. Absent exercise of additional outstanding warrants and options for cash or a substantial improvement in revenues and/or royalties, the Company believes that it has sufficient funding to support its operations through the first quarter of 2012, but that it will be necessary to pursue additional sources of funds during the first quarter of 2012. Depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before that time. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms, if at all.

The Company had a consolidated loss for the three and six months ended June 30, 2011 of approximately $5.0 million and $11.1 million, respectively.
3.	Inventories
Inventories consist of the following as of June 30, 2011:

$ thousands
Raw materials	$1,783
Packaging materials	1,704
Work in process	23
Finished goods	619
Obsolescence allowance	(565)

Total	$3,564

4.	Long-Term Debt
Long-term debt consists of the following as of June 30, 2011:

$ thousands
Notes payable to RJR in monthly installments of principal at $208,000 until fully paid in December 2013 plus interest at prime plus 1% (4.25% at June 30, 2011)	$6,269
Vehicle note payable in monthly installments of $1,700 including interest at 1.9% annually for 36 months ending April 2013	39

Total long term debt	6,308
Less current maturities	(2,497)

Long term portion of debt	$3,811

The future maturities of long-term debt are as follows:

Twelve months ending March 31,	$ thousands
2012	$2,497
2013	2,518
2014	1,293

Total notes payable and long term debt	$6,308

5.	Stockholders’ Equity
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

On March 14, 2011, the Company entered into amended and restated executive employment contracts with Jonnie R. Williams, Sr, the Company’s Chief Executive Officer, Paul L. Perito, Esquire, the Company’s President, Chief Operating Officer and Chairman of the Board and Dr. Curtis Wright IV, Rock Creek’s Senior Vice President for Medical/Clinical affairs. The executive employment agreements with Messrs. Perito and Williams provide for performance-based stock options that will vest in such amounts and upon the achievement of the performance goals set forth in the agreements, provided that such performance goals and vesting schedule is approved by the Company’s stockholders. The options are for a ten-year term from March 14, 2011 and have an exercise price of $2.95 per share. Because the options issued to Messrs. Perito and Williams are subject to stockholder approval and performance criteria, the Company has not recognized an expense for the options during the first or second quarter. See the Company’s Annual Report filed with the SEC on March 16, 2011 for details of these agreements.

The executive employment agreement with Dr. Wright provides Dr. Wright with performance based options to purchase 300,000 shares of common stock under the Company’s 2008 Incentive Award Plan. These options will vest ratably on an annual basis over a three year period subject to the achievement of certain performance goals set forth in Dr. Wright’s employment agreement. The options are for a ten-year term from March 14, 2011 and have an exercise price of $2.95 per share. The options were valued at $751 thousand, as calculated using the Black-Scholes option pricing model which is recognized by accounting principles generally accepted in the United States. The option value will be amortized over the vesting period. As of June 30, 2011, $165 thousand of the option value has been recorded as an expense by the Company.

On March 17, 2011, the Board of Directors elected Richard L. Sharp to the Board as an Independent Director. Upon his election to the Board, Mr. Sharp was awarded a stock option grant in the amount of 50,000 option shares. Those options have a strike price of $2.90 per share and aggregate stock compensation of $123 thousand, which will be recognized in the financial statements over the two year vesting period of the options. As of June 30 2011, $18 thousand of the option value has been recorded as an expense by the Company.

During the six months ended June 30, 2011, 625,000 stock options were exercised resulting in proceeds to the company of $1.0 million with an intrinsic value of $1.8 million.
At June 30, 2011, there were 8,045,200 options issued and outstanding with a weighted average exercise price of $2.37 per share.
A summary of the status of the Company’s unvested stock options at June 30, 2011, and changes during the six months then ended, is presented below.

		Weighted
		Average
		Fair Value at
Nonvested Stock Options (in thousands)	Shares	Grant Date
Nonvested at December 31, 2010	100,000	$1.74
Granted	350,000	2.49
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2011	450,000	$2.32

As of June 30, 2011, there was $795 thousand of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans, which will be amortized to expense through March 2013.

The intrinsic value of the exercisable options at June 30, 2011 was $16.4 million.
Warrant activity:

On February 28, 2011, the Company entered into a Securities Purchase and Registration Rights Agreement (the “February 28 Agreement”) with an accredited investor who held previously issued warrants (the “Warrant Holder”) for 2,000,000 shares of the Company’s common stock, par value $0.0001 per share, at an exercise price of $1.00 per share (the “Prior Warrants”). Pursuant to the February 28 Agreement, the Warrant Holder exercised on the Prior Warrants and the Company granted the Warrant Holder new warrants with an exercise price of $2.00 per share for the same amount of shares of common stock as the Prior Warrants (the “New Warrants”). The February 28 Agreement resulted in gross proceeds to the Company of $2.0 million. The New Warrants are exercisable immediately into an aggregate of 2,000,000 shares of common stock and expire on February 28, 2016.

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

On June 4, 2011, 200,000 warrants were exercised resulting in proceeds to the Company of $0.2 million.
As of June 30, 2011 the Company had 35,951,707 warrants outstanding with a weighted average exercise price of $1.77 per share.
Net Loss Basic and Diluted Per Common Share:

Due to the Company’s net losses, both basic and diluted loss per share were $(0.08) and $(0.11) for the six months ended June 30, 2011 and 2010, respectively. An aggregate of 43,996,907 at June 30, 2011 and 31,730,816 at June 30, 2010 of stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.

6.	Commitments, Contingencies and Other Matters
RJR Litigation:

There has been no change in the status of this contingency since December 31, 2010.

Virginia Sales and Use Tax Assessment:

On July 14, 2011 the Company filed a complaint in the Circuit Court for Mecklenburg County, Virginia seeking a determination that the purchase of the Company’s curing barns was exempt from Virginia sales and use tax and an abatement of all taxes and interest assessed against the Company by Virginia’s Commissioner of Revenue. The Commonwealth of Virginia filed an answer to the complaint on July 29, 2011.

Employment Contracts

The Company entered into amended and restated executive employment agreements on March 14, 2011, with Jonnie R. Williams, Sr., the Company’s Chief Executive Officer, Paul L. Perito, Esquire, the Company’s President, Chief Operating Officer and Chairman of the Board and Dr. Curtis Wright, IV, Rock Creek’s Senior Vice President for Medical/Clinical affairs. Additional information relating to these executive employment agreements can be found in Item 9B, Other Information, of the Company’s Annual Report filed with the SEC on March 16, 2011.

Commitments
The Company has commitments totaling $781 thousand as of June 30, 2011 for normal operating expenses.
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

	Six months ended June 30
	2011	2010
	$ thousands
Revenues:
Dissolvable tobacco	$241	$484
Dietary supplement	177	—

Total revenue	418	484

Operating losses:
Dissolvable tobacco	(1,443)	(1,612)
Dietary supplement	(2,486)	(3,439)
Depreciation and amortization	(184)	(135)
Corporate expenses	(6,850)	(13,091)

Operating losses	(10,963)	(18,277)

Interest (expense) income-net	(114)	(153)
Miscellaneous (expense) income-net	(5)	4
Income tax benefit	—	—

Net losses	$(11,082)	$(18,426)

The following table provides allocation of assets by segment.

	June 30,	December 31,
	2011	2010
	$ thousands
Net assets:
Dissolvable tobacco	1,623	2,039
Dietary supplement	4,935	4,451
Corporate—includes $16,183 and $13,193 in cash, respectively	16,864	13,795

Total net assets	23,422	20,285

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report, filed with the SEC on March 16, 2011. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010.
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

•
the manufacture, sales, marketing and/or development of very low-TSNA dissolvable smokeless tobacco products that carry enhanced warnings beyond those required by the Surgeon General, including ARIVA® compressed powdered tobacco cigalett® pieces, STONEWALL Hard Snuff® and “modified risk tobacco products;”

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

Since the 1990s, we have sought to develop processes and products that significantly reduce the levels of toxins, principally TSNAs, in tobacco compared to traditional smoked and smokeless tobacco products. Our development of technology for reducing TSNA levels has led to our focus on the development of tobacco-based pharmaceutical products and non-nicotine nutraceuticals that we are pursuing through our Rock Creek subsidiary. Given our long-term focus on reducing the levels of toxins in tobacco and the harm associated with tobacco use, we believe we are uniquely positioned to pursue a range of very-low TSNA smokeless tobacco products as “modified risk tobacco products” under both the provisions of the Family Smoking Prevention and Tobacco Control Act (“FDA Tobacco Act”) and as tobacco products over which the FDA has not asserted jurisdiction under the FDA Tobacco Act. We also believe that we are positioned to utilize our technology to produce a range of non-nicotine nutraceuticals and tobacco-based pharmaceuticals furthering our mission to reduce the harm associated with tobacco use at every level as well as to develop related products that are designed to promote the maintenance of a healthy metabolism.
We currently are focusing our efforts on the manufacture and sale of CigRx®, our new dietary supplement launched in a test market during August 2010, and ARIVA® and STONEWALL Hard Snuff®, our dissolvable low-TSNA smokeless tobacco products. CigRx®, a non-nicotine, non-tobacco dietary supplement manufactured and sold through our Rock Creek Pharmaceutical subsidiary is designed to temporarily reduce the desire to smoke. Rock Creek also continues to pursue the development of botanical based products for the treatment of tobacco dependence, as well as products that would utilize certain Monoamine oxidase (“MAO”) agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression and other non-nicotine nutraceutical products that may be helpful to consumers in maintaining a healthy metabolism. Currently Rock Creek is working with the Roskamp Institute in connection with a multi-site clinical trial of Rock Creek’s RCP006 nutritional supplement formula to examine the effect of RCP-006 on chronic inflammation in individuals who have elevated blood levels of C-reactive protein (“CRP”). That study began in mid-May 2011 and is ongoing at several sites. In connection with that work, Rock Creek also has developed a nutraceutical, dietary supplement for anti-inflammatory support and expects to introduce this product during the third quarter under the trade name Anatabloc™. Our significant experience with the proprietary technology related to the development of tobacco products with reduced levels of toxins also has positioned us to seek approval to market variants of our very-low TSNA smokeless tobacco products as “modified risk tobacco products”. In 2010 we filed applications with the FDA to have a version of our low-TSNA products (Ariva-BDL™ and Stonewall-BDL™) designated by the FDA as “modified risk tobacco products” and we filed a similar application for a Stonewall Moist-BDL™, a traditional moist snuff product, on February 1, 2011. On March 17, 2011, the FDA issued a decision holding that it currently does not have jurisdiction over the Ariva-BDL™ and Stonewall-BDL™ products. The decision by the FDA clears the way for us to proceed with marketing of the Ariva-BDL™ and Stonewall-BDL™ products without the regulatory restrictions applicable to tobacco products over which the FDA has asserted jurisdiction and we are considering the manufacturing and marketing opportunities related to these products. Our success in promoting the sale of our low-TSNA dissolvable smokeless tobacco products and dietary supplements as well as our ability to continue the research efforts by Rock Creek will in large part depend on our working capital constraints, ability to procure funding for these initiatives, and the successful outcome of our ongoing patent infringement litigation with RJR.

Over the last several years, we have expended significant time and resources on our ongoing patent infringement litigation with RJR, the development of ARIVA® and STONEWALL Hard Snuff®, our low-TSNA dissolvable smokeless tobacco products, the licensing of low-TSNA products and the technology behind, our StarCured® tobacco curing process, and the development efforts of Rock Creek, particularly with respect to our CigRx® dietary supplement and related nutraceuticals. Our future success will largely depend on the successful results of these initiatives. While product licensing royalties and smokeless tobacco sales have been de minimis to date, we intend to continue our efforts to develop and sell our very-low TSNA smokeless tobacco products, develop pharmaceutical products to treat tobacco addiction and a range of neurological conditions, develop related non-nicotine nutraceutical products, and to pursue licensing arrangements for those products and related technology.
Prospects for Our Operations
The recurring losses generated by our business continue to impose significant demands on our liquidity. Product licensing royalties and smokeless tobacco sales have been de minimis to date. We introduced CigRx® into test market in August 2010 as a non-nicotine, non-tobacco nutraceutical product that temporarily reduces the desire to smoke. Sales of CigRx® have also been de minimis to date. In late February 2011, we began testing CigRx® on a national basis through expanded infomercial airings, radio spots and selected retail sales. CigRx® sales have responded favorably to these national tests and we have significantly increased our retail presence in the New England and mountain west states through arrangements with distributors who have an active presence in these geographic areas. Rock Creek also is pursuing the development of other, related non-nicotine nutraceutical products, as well as pharmaceutical products that would utilize certain MAO agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression. Given the typical long lead time for federal approval of pharmaceutical products, we do not expect that Rock Creek will generate any revenues for the foreseeable future from the sale of pharmaceutical products. Rather, in addition to the manufacture and sale of CigRx®, Rock Creek will focus in the near term on the development and market introduction of other non-nicotine nutraceutical products and, on a longer-term basis, on the research and development aspects of a range of pharmaceuticals, including tobacco-based drug products. In this respect, Rock Creek has been developing a dietary supplement for anti-inflammatory support under the trade name Anatabloc™. We expect that Anatabloc™ will be introduced into the market during the third quarter in the Richmond, Virginia area and through an interactive website.
Our future prospects are also dependent on the distribution and consumer acceptance of our low-TSNA dissolvable smokeless tobacco products, our ability to support the expansion of the market for these products and our continued development of new low-TSNA smokeless tobacco products, such as “modified risk tobacco products,” independently and through alliances with other tobacco manufacturers and pharmaceutical companies. Our future results of operations are also dependent on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. However, our ability to generate revenues through sales of our smokeless tobacco products as well as the licensing of such products and the technology related to our patented curing process will substantially be dependent upon the successful completion of our ongoing patent infringement lawsuit against RJR.
We generated revenue of approximately $0.4 million for the six months ended June 30, 2011, and an operating loss from continuing operations of approximately $11.1 million. The recurring losses generated by operations continue to impose significant demands on our company’s liquidity. As of June 30, 2011, we had approximately $14.8 million of working capital, with approximately $16.2 million of our current assets in cash and cash equivalents. Between January 1, 2011 and June 30, 2011, our company received proceeds of approximately $13.2 million through the sale of common stock and the exercise of stock options and warrants. See Note 5 to our Consolidated Financial Statements included in this Report. Absent the exercise of outstanding warrants and options for cash, or a substantial improvement in sales and revenues and/or royalties, we believe that the recent funding will support our operations through the first quarter 2012. However, depending upon market conditions and the price of the common stock, we may decide to seek additional funds before that date.
Smokeless Tobacco. Net sales were $0.2 million in the six months ended June 30, 2011, compared to $0.5 million in the six months ended June 30, 2010. In 2010 we introduced new blends of Ariva® into the market in the first half of the year, which accounted, in part, for the increased sales in that period. Currently, STONEWALL Hard Snuff® represents a majority of our dissolvable tobacco sales. We continue to work to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products, and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. While our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts, we introduced in the first quarter of 2010 three additional blends of our ARIVA® low-TSNA smokeless tobacco product and a new packaging format (10-piece sleeves) for ARIVA®.

“Modified risk tobacco products”. In 2009 and 2010 we developed Ariva-BDL™ and Stonewall-BDL™, as variants of our ARIVA® and STONEWALL Hard Snuff® smokeless tobacco products that have significantly lower levels of carcinogenic TSNAs as well as other toxins compared to conventional tobacco products and which are at levels comparable to those found in nicotine replacement therapy products. In 2010 we filed applications with the FDA to have these products designated by the FDA as “modified risk tobacco products”. We also filed an application for a Stonewall Moist-BDL™ product on February 1, 2011. On March 17, 2011, the FDA issued a decision holding that it currently does not have jurisdiction over the Ariva-BDL™ and Stonewall-BDL™ products. The decision by the FDA clears the way for us to proceed with marketing of the Ariva-BDL™ and Stonewall-BDL™ products and we are now considering the manufacturing and marketing opportunities related to these products. At the same time, the FDA has announced that it will issue new proposed regulations in October 2011 relating to its authority over other products that meet the definition of “tobacco products” under the FDA Tobacco Act which could further impact the status of Ariva-BDL™ and Stonewall-BDL™.
Introduction of CigRx® and Development of Tobacco-based Pharmaceutical Products and other Nutraceuticals. In 2009, Rock Creek developed a non-nicotine, non-tobacco nutraceutical that is intended to temporarily reduce the desire to smoke. CigRx® was introduced in August 2010 in the Richmond, Virginia area. We have been working jointly with InVentiv Health to develop awareness for the CigRx® product through an outreach program involving visits to physicians and other health care professionals and though direct advertising at the consumer level. Also, in late February 2011, we began testing CigRx® on a national basis through expanded infomercial airings, radio spots and selected retail sales and we have significantly increased our retail presence in the New England and mountain west states through arrangements with distributors who have an active presence in these geographic areas. Product sales of CigRx® have responded favorably to these efforts. Through Rock Creek we are exploring the development of other related nutraceutical products that may assist in stabilizing metabolism, pharmaceutical products with clinical claims, a “relapse prevention product” to assist smokers during nicotine withdrawal, with the goal of higher quit rates, as well as pharmaceutical products for the treatment of tobacco dependence, and a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression.
Licensing. We have an exclusive, worldwide license from Regent Court Technologies LLC (“Regent Court”) under 12 U.S. patents and 51 foreign patents as well as additional patents pending in the U.S. and foreign countries relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process involves the control of certain conditions in tobacco curing barns, and in certain applications, the use of microwave and/or electron beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. Two of the patents under our license with Regent Court that relate to our method for producing low-TSNA tobacco are the subject of our ongoing lawsuit against RJR. See “Item 3 Legal Proceedings” for further details. In 2010, Rock Creek filed three patent applications relating to our CigRx® product, and a patent application for a relapse prevention product. Rock Creek also has several provisional patent applications pending that we expect to mature into one or more non-provisional patent applications relating to the administration of anatabine, or an isomer or salt thereof, for treating chronic inflammation that may be associated with disorders such as thyroiditis, cancer, arthritis, Alzheimer’s disease, and multiple sclerosis. During the second quarter of 2011, Rock Creek was issued a design patent for the CigRx® container by the United States Patent and Trademark Office. This was the first patent issued to Rock Creek.
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
Federal and State Legislation Relating to Cigarettes and Smokeless Tobacco Products. The manufacture and sale of cigarettes and other tobacco products are subject to extensive federal governmental regulation in the United States and by comparable authorities in many foreign countries. Under the FDA Tobacco Act, the Center for Tobacco Products within the FDA has broad authority over the manufacturing, sale and distribution of cigarettes and smokeless tobacco products including expanded control over the introduction of new tobacco products, warnings that must be included on all tobacco products and the manner in which tobacco products may be marketed and sold. On March 17, 2011, the FDA issued a decision holding that it currently does not have authority to regulate our Ariva-BDL™ and Stonewall-BDL™ products since they do not fall within one of the categories of tobacco products over which the FDA has assumed jurisdiction. The FDA also has announced that it intends to issue a proposed regulation in October 2011 relating to its authority over products other than cigarettes, smokeless tobacco and snuff that meet the definition of “tobacco products” under the FDA Tobacco Act. On July 21 and 22, 2011, we made presentations to the Tobacco Products Scientific Advisory Committee (“TPSAC”) on the issue of dissolvable tobacco. Under the FDA Act, the TPSAC is required to consider and issue a report to the FDA on the status of dissolvable tobacco products by March 2012. In addition to federal statutes and regulations, many states also require manufacturers of tobacco products to obtain a cigarette license or a tobacco product license in order to sell tobacco products. States also regulate the age at which adult consumers may purchase tobacco products and the locations where tobacco products can be sold. Many states over the past few years have placed increased restrictions on the purchase and use of tobacco products.

Under the Food, Drug, and Cosmetic Act, the FDA has authority for reviewing and approving any new drug product prior to its introduction into commerce. The FDA approval process involves, among other things, successfully completing clinical trials under an Investigational New Drug Application and obtaining a premarket approval after filing a New Drug Application, or NDA. The NDA process requires a company to prove the safety and efficacy of a new drug product to the FDA’s satisfaction. The Dietary Supplement Health Education Act (“DSHEA”) provides the FDA with authority over the production and marketing of dietary supplements. In certain cases DSHEA also requires notification to the FDA before a company begins to market a dietary supplement. DSHEA does not require prior approval by the FDA for the introduction of dietary supplements into the market, but does require that nutraceutical products comply with the requirements of DSHEA prior to and after their introduction into commerce. See “Item 1. Business— Government Regulation” of our Annual Report filed with the SEC on March 16, 2011 for more information relating to governmental regulation of tobacco products, nutraceuticals and drug products.
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
Results of Operations
Our company’s unaudited condensed consolidated results for the three and six month periods ended June 30, 2011 and 2010 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
$ and shares in thousands except per share data	(Unaudited)
Net sales	$262	$335	$418	$484
Cost of goods sold	533	745	972	1,214
Federal excise tax and Department of Agriculture payment	3	4	6	6

Gross loss	(274)	(414)	(560)	(736)

Total operating expenses	4,663	13,017	10,403	17,541

Operating loss	(4,937)	(13,431)	(10,963)	(18,277)

Net loss	$(4,998)	$(13,501)	$(11,082)	$(18,426)

Basic and diluted net loss per common share	$(0.04)	$(0.11)	$(0.08)	$(0.16)

Basic and diluted weighted average shares outstanding	134,556,823	119,497,993	131,948,382	114,847,257
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Net Sales. For the three months ended June 30, 2011, net sales (gross sales less cash discounts, product discounts and product return allowance) were $262 thousand compared to $335 thousand during same period in 2010. Our dissolvable tobacco revenue decreased $204 thousand from the comparable period in 2010 during which we were introducing new blends of Ariva® into the market. Sales of smokeless tobacco have been stable over the past several quarters but remain at low levels as we continue to focus our sales efforts on a more narrow geographic area and to selected regional and national retail chain customers. Sales of our CigRx® dietary supplement contributed $131 thousand to the net sales figure for the current quarter. CigRx® was not on the market during the comparable period in 2010.

Gross Profit (loss). Gross loss decreased $140 thousand in the three months ended June 30, 2011 to $274 thousand from $414 thousand for the same period in 2010. The decreased loss was attributed to lower packaging, material and labor costs for our ARIVA® dissolvable tobacco product due primarily to lower sales volumes compared to the same period in 2010. Also, we had lower CigRx® manufacturing costs during the three months ended June 30, 2011 as compared to the same period in 2010, primarily related to increased costs associated with initial product runs in preparation for the launch of CigRx®, which had higher material waste costs.
Total Operating Expenses. Total operating expenses were approximately $4.7 million for the three months ended June 30, 2011, a decrease of approximately $8.4 million, or 63.8%, from approximately $13.0 million for the same period in 2010. General and administrative expenses decreased by approximately $7.7 million, and marketing and distribution costs decreased by approximately $0.3 million. Research and development costs decreased approximately $0.4 million.
Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $0.6 million for the three months ended June 30, 2011, a decrease of approximately $0.3 million, or 33.9%, from approximately $0.9 million for the same period in 2010. Our dissolvable tobacco marketing expense decreased approximately $0.2 million in the second quarter 2011 consistent with our efforts to concentrate sales efforts to a more narrow geographic area and to selected regional and national retail chain customers. In addition, marketing costs for our CigRx® dietary supplement product decreased $0.1 million from the comparable period in 2010 when we were incurring pre-launch marketing costs associated with the introduction of CigRx®.
General and Administrative Expenses. General and administrative expenses were approximately $3.6 million for the three months ended June 30, 2011, a decrease of approximately $7.7 million, or 67.9%, from approximately $11.3 million for the same period in 2010. The decreased expenses primarily reflected reduced stock based compensation costs. For the three months ended June 30, 2011, we had a non-cash charge of $0.7 million related to stock based compensation compared to a charge of $8.2 million in 2010 associated with the issuance of stock options to officers, directors employees and a consultant. In addition we had decreased legal costs of approximately $0.2 million in the quarter ending June 30, 2011.
Research and Development Expenses. We expended approximately $0.5 million on research and development in the second quarter 2011 compared to approximately $0.9 million in second quarter 2010 when we were incurring significant research costs associated with the development and introduction of CigRx®. into the market. Our research and development cost in the second quarter 2011 related primarily to the ongoing initiatives surrounding our RCP006 compound.
Interest Income and Expense. We had interest income of $11 thousand and interest expense of $69 thousand for the three months ended June 30, 2011, for a net interest expense of $58 thousand during the period. For the same period in 2010, we had interest income of $26 thousand and interest expense of $99 thousand, for a net interest expense of $41 thousand. The lower interest expense for the three months ended June 30, 2011 reflected the lower balance on our outstanding debt as well as lower overall interest rates. The lower interest income during the second quarter of 2011 reflected the comparable decrease in the prevailing rate of interest we received on our account balances.
Net Loss. We had a net loss of approximately $5.0 million for the three months ended June 30, 2011 compared to a net loss of approximately $13.5 million for the same period in 2010. The decreased net loss for the three months ended June 30, 2011 primarily reflected reduced cost in 2011 for stock based compensation ($0.7 million compared to $8.2 million), lower dissolvable tobacco marketing costs of $0.2 million and lower research and development costs of $0.4 million .
At June 30, 2011, we had a basic and diluted loss per share of $(0.04) compared to a basic and diluted loss per share of $(0.11) at June 30, 2010.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Net Sales. For the six months ended June 30, 2011, net sales (gross sales less cash discounts, product discounts and product return allowance) were approximately $0.4 million compared to approximately $0.5 million during same period in 2010. In 2010 we introduced new blends of Ariva® into the market during the first half of the year and there were increased sales during that period as a result of the new product introduction. Sales of smokeless tobacco have been stable over the past several quarters but remain at low levels as we continue to focus our sales efforts on a more narrow geographic area and to selected regional and national retail chain customers. Sales of our CigRx® dietary supplement contributed $0.2 million during the first six months of 2011. CigRx® was not on the market during the comparable period in 2010.
Gross Loss. Gross loss decreased by $0.2 million during the six months ended June 30, 2011 to $0.5 million from $0.7 million for the same period in 2010. This change was attributable primarily to the lower manufacturing, labor and packaging costs across all of our products lines in 2011 as our dissolvable tobacco sales have decreased as we regularized our production operations for CigRx® following the market introduction of that product in August 2010.

Total Operating Expenses. Total operating expenses were approximately $10.4 million for the six months ended June 30, 2011, a decrease of approximately $7.1 million, or 40.7%, from approximately $17.5 million for the same period in 2010. General and administrative expenses decreased by approximately $6.2 million and marketing and distribution costs increased by approximately $0.1 million. Research and development costs decreased approximately $1.0 million.
Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $1.4 million for the six months ended June 30, 2011, an increase of approximately $0.1 million, or 8.5%, from approximately $1.3 million for the same period in 2010. During the first six months of 2011, there was a reduction of $0.3 million in connection with the product promotion for our dissolvable tobacco products consistent with our efforts to concentrate our dissolvable tobacco sales efforts to a more narrow geographic area and to selected regional and national retail chain customers. That decrease was offset by increased marketing costs of $0.4 million related to the expanded distribution and promotion of CigRx® that began in late February 2011.
General and Administrative Expenses. General and administrative expenses were approximately $7.9 million for the six months ended June 30, 2011, a decrease of approximately $6.2 million, or 44.0%, from approximately $14.1 million for the same period in 2010. The decrease primarily reflected reduced cost related to the issuance of stock options. During the six months ended June 30, 2011, we had a non-cash charge of $1.7 million for stock based compensation compared to a charge of $8.2 million during the same period in 2010. This resulted in a net decrease of $6.5 million for the first six months of 2011. This decrease was offset, in part, by increased executive travel of $0.2 million related to our CigRx® product marketing and continued product development and research cost relating to our RCP006 compound.
Research and Development Expenses. During the six months ended June 30, 2011, we expended approximately $1.1 million in connection with the refinement of our product formulation for CigRx® and ongoing research directed to the effects of our RCP-006 compound on chronic inflammation in individuals who have elevated blood levels of CRP and for other uses of RCP-006. During the six months ended June 30, 2010, Rock Creek incurred approximately $2.2 million primarily in connection with the initial product development and premarket clinical testing of the dietary ingredients in CigRx®. Given our working capital constraints, our ability to continue the research efforts of Star Scientific and to advance the research and development activities of Rock Creek will depend on our ability to obtain funding for these initiatives through improved revenues from our smokeless tobacco sales and sales of our dietary supplements or from other funding sources. It will also depend on the reversal of the jury verdict in favor of RJR in our ongoing patent litigation and ultimately completion of that litigation in our favor.
Interest Income and Expense. We had interest income of $29 thousand and interest expense of $143 thousand for the six months ended June 30, 2011, for a net interest expense of $114 thousand during the period. For the same period in 2010, we had interest income of $51 thousand and interest expense of $204 thousand, for a net interest expense of $153 thousand. The lower interest expense for the six months ended June 30, 2011 reflected lower scheduled payments against the principal of our outstanding long-term debt as a result of lower interest rates. The lower interest income during the six months ended June 30, 2011 was primarily due to a decrease in prevailing interest rates.
Income Tax Expense. During the six months ended June 30, 2010, we had no income tax obligation due to our net operating losses.
Net Loss. We had a net loss of approximately $11.1 million for the six months ended June 30, 2011 compared to a net loss of approximately $18.4 million for the same period in 2010. The higher net loss in 2010 was attributable primarily to increased charges for stock based compensation awards to officers, employees, directors and consultants in 2010 of $8.2 million compared to a charge of $1.7 million for the comparable period in 2011. Also, we had decreased expenses associated with research and development, partially offset by increased marketing expenses for CigRx® of $0.7 million.
For the six months ended June 30, 2011, we had a basic and diluted loss per share of $(0.08) compared to a basic and diluted loss per share of $(0.16) for the six months ended June 30, 2010.
Liquidity and Capital Resources

We have been operating at a loss for the past nine years. Our future prospects will depend on our ability to generate and sustain increased revenue levels in future periods, which will largely be dependent on the distribution and consumer acceptance of our CigRx® non-nicotine, non-tobacco nutraceutical that is designed to temporarily decrease the desire to smoke, the introduction of other nutraceuticals and increased distribution and consumer acceptance of our low-TSNA smokeless tobacco products. CigRx® was introduced into the market in August 2010 by Rock Creek. CigRx® is Rock Creek’s first product introduction and it had no revenue stream prior to the introduction of CigRx® and little revenue from CigRx® in 2010. In late February 2011, we began testing CigRx® on a national basis through expanded infomercials, radio spots and selected retail sales. Our prospects also will be dependent on Rock Creek’s ability to develop additional nutraceutical products and pharmaceutical products, and on our ability to generate increased revenues from the sales of smokeless tobacco products. In 2010 we filed applications with the FDA to have variants of our ARIVA® and STONEWALL Hard Snuff® low-TSNA products (Ariva-BDL™ and Stonewall-BDL™) designated by the FDA as “modified risk tobacco products.” On March 17, 2011 the FDA issued a decision holding that it currently does not have jurisdiction over Ariva-BDL™ and Stonewall-BDL™. We currently are reviewing our manufacturing and marketing opportunities related to these products. Our future prospects also will be dependent on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee. The ability to generate revenues through royalty payments will be dependent on the success of our ongoing patent infringement lawsuit against RJR which has been pending since 2001. In that litigation a jury trial that took place between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. That decision has been appealed to the United States Court of Appeals for the Federal Circuit and oral argument before a three-judge panel of the Court was held on January 11, 2011. We currently are awaiting a ruling on the appeal. On May 29, 2009 we filed a new complaint against RJR for patent infringement during the period beginning 2003 and continuing to the filing date of the new complaint. The new case has been stayed pending the outcome of our appeal to the Federal Circuit and the prosecution of the new complaint will be dependent on our achieving a reversal of the jury verdict of invalidity in the initial RJR action.
As of June 30, 2011, we had a working capital surplus of approximately $14.8 million, with approximately $16.2 million of our current assets in cash and cash equivalents. Future cash needs during 2011 include:
•	Remaining litigation costs in connection with the RJR patent infringement trial of approximately $1.4 million;

•	monthly principal and interest payments of approximately $245 thousand in connection with the repayment of our company’s long-term debt; and

•	funding of other aspects of our company’s current operations in light of continued operating losses.
We expect to continue to incur losses in connection with the sale of our smokeless tobacco products for the foreseeable future. Sales of smokeless tobacco have been stable over the past several quarters but remain at low levels. Beginning in 2009 we restructured our smokeless tobacco operations to reduce costs while concentrating sales efforts on a more narrow geographic area and to selected regional and national retail chain customers. Substantially increased sales would be required to reach a breakeven level for these products. Rock Creek had no revenues prior to the introduction of CigRx® in August 2010. We expect that Rock Creek will be deriving increased revenues from the sales of CigRx® on a going-forward basis as it expands distribution of CigRx®, but we have had only limited revenue from the sale of CigRx® to date.
During the first three months of 2011, our company received proceeds of $12.0 million through the sale of 5,111,182 shares of common stock and new warrants to purchase up to 5,111,182 shares of common stock as well as the exercise for cash of warrants to purchase 2,000,000 shares of common stock and the issuance of new warrants to purchase up to 2,000,000 shares of common stock. See Note 5 to our Consolidated Financial Statements included in this Report for details of those transactions. During the first six months of 2011, 625,000 stock options for option shares were exercised resulting in proceeds of $1.0 million and warrants for 200,000 warrant shares were exercised resulting in an additional $0.2 million of proceeds. The total proceeds from these transactions for the first six months ending June 30, 2011 was $13.2 million. Absent exercise of additional outstanding warrants and options for cash or a substantial improvement in revenues and/or royalties, we believe that we will have sufficient funding to support our operations through the first quarter of 2012, but that it will be necessary to pursue additional sources of funds during the first quarter of 2012. Depending upon market conditions and the price of its common stock, we may decide to seek additional funds before that time. There can be no assurance that we will be successful in obtaining such funding at commercially reasonable terms.
We expect to continue to pursue opportunities for licensing our low-TSNA smokeless tobacco products, expanding the sales and marketing efforts for those products and continuing the work of Rock Creek in developing other nutraceutical products and pharmaceuticals. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with Brown & Williamson Tobacco Corporation (“B&W”). Moreover, our ability to raise future financings on terms acceptable to us (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Summary of Balances and Recent Sources and Uses
As of June 30, 2011, we had a working capital surplus of approximately $14.8 million, which included cash of approximately $16.2 million.
Net Cash From Operating Activities. During the six months ended June 30, 2011, approximately $8.5 million of cash was used in operating activities compared to approximately $11.2 million of cash used in operating activities during the same period in 2010. Cash used in operations was approximately $2.7 million lower during the six months ended June 30, 2011 as compared to the same period in 2010. The increased cash usage for the first six months of 2010 related primarily to the purchase of inventory related to the initial startup for CigRx® manufacturing and related research and development costs.
Net Cash From Investing Activities. During the six months ended June 30, 2011, a total of $452 thousand of cash was used for investing activities, primarily for equipment purchases related to the manufacturing of our CigRx® dietary supplement. The cash usage of $969 thousand of cash used for investing activities during the same period in 2010 also related primarily to equipment purchases for the production of CigRx®.
Net Cash From Financing Activities. During the six months ended June 30, 2011, we generated net cash from financing activities of approximately $11.9 million, primarily through the sale of common stock, stock options and warrants exercises for gross proceeds of approximately $13.2 million. During the same period in 2010, we generated net cash from financing activities of approximately $13.0 million, primarily through the sale of common stock for gross proceeds of approximately $13.8 million. During the six month periods ended June 30, 2011 and 2010, we repaid debt in the amounts of $1.3 million and $0.8 million, respectively.
Net Cash Used in MSA Escrow Payments. Given the fact that we discontinued the sale of cigarettes in June 2007, we did not make any deposits into escrow during the three months ended June 30, 2011 and 2010 for the sale of cigarettes in the MSA states and we do not expect to have any material MSA obligations in the future.
Cash Demands on Operations
During the six months ended June 30, 2011, we had losses from continuing operations that totaled $11.1 million.
Contingent Liabilities and Cash Demands
B&W Agreements. Under the Restated Master Agreement with B&W, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we currently owe approximately $6.3 million on our long-term tobacco curing barn loan. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly payments that continue until December 2013. The debt is unsecured.
Litigation Costs. We have entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on our behalf. Given the contingent nature of these arrangements and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability.
We have paid or accrued all existing obligations. Also, as part of our fee arrangements in certain of these matters, we have agreed to pay counsel a percentage of any damage award, a percentage of the resulting payments we actually receive in the event that the litigation is resolved in our favor, or a result fee in return for a cap on fee payments during the litigation.
We are pursuing an appeal in the Federal Circuit Court of Appeals of the judgment entered by the District Court in December 2009 in our RJR patent infringement litigation. We anticipate incurring significant expenses in for legal fees and costs in connection with this appeal and the RJR litigation for the foreseeable future.
In the past, we have maintained product liability insurance only with respect to claims that tobacco products manufactured by or for us contain any foreign object, i.e. any object that is not intended to be included in the manufactured product. We currently do not maintain such insurance and as a result are self-insured for this risk. The product liability insurance that we previously maintained did not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that such insurance currently can be obtained. We have never been named as a defendant in any legal proceedings involving claims arising out of the sale, distribution, manufacture, development, advertising, marketing or claimed health effects relating to the use of our tobacco products. While we may be named as a defendant in the future, we believe we have conducted our business in a manner that decreases the risk of liability in a lawsuit relating to product liability because we have:

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
Prior to the introduction of CigRx® we obtained product liability insurance for CigRx® as a nutraceutical product. This insurance covers claims arising from product defects or claims arising out of the sale, distribution and marketing of our CigRx® product. There have been no claims asserted to date with respect to the manufacturer, sale or use of our CigRx® product. If any such claims are asserted in the future and ultimately result in liability that exceeds the limits of our insurance coverage, we would be liable for any such excess amount.
MSA Escrow Obligations. Since June 2007 we have been focusing our activities on the sale of smokeless tobacco products, as opposed to cigarettes. As a result, we do not anticipate incurring MSA escrow obligations for cigarette sales in 2011 or thereafter.
Virginia Sales and Use Tax Assessment. On July 14, 2011 we filed a complaint in the Circuit Court for Mecklenburg County, Virginia seeking a determination that the purchase of our company’s curing barns was exempt from Virginia sales and use tax and an abatement of all taxes and interest assessed against our company by Virginia’s Commissioner of Revenue. The Commonwealth of Virginia filed an answer to our complaint on July 29, 2011.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.
Our outstanding long-term debt of $6.3 million bears interest at a rate of prime plus 1%. As a result, our company is subject to interest rate exposure on this obligation.
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
Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of June 30, 2011, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Following briefing and oral argument, the Court of Appeals on August 25, 2008 issued a unanimous opinion reversing the rulings by the District Court that had found the patents at issue in the RJR litigation invalid because of inequitable conduct during the prosecution of the patents and because the patents were indefinite. As part of its opinion, the Court of Appeals ordered that the case be remanded to the District Court for further proceedings on the infringement complaint. Following remand from the Court of Appeals, the case was tried to a jury in the District Court between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, we filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial. That motion was denied on December 21, 2009 and judgment was entered on the jury verdict that day. We filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit Court of Appeals on December 22, 2009. After full briefing, oral argument on the appeal was held before a three-judge Panel of the Federal Circuit Court of Appeals on January 11, 2011. We are currently awaiting a decision from the Federal Circuit Court of Appeals on the appeal.
On November 30, 2009, RJR filed a motion for a bill of cost for $442 thousand. RJR also filed a motion requesting the District Court to determine that this is an “exceptional” case under 35 U.S.C. § 285 and award attorneys’ fees of approximately $35 million under that provision and/or under 28 U.S.C. § 1927 on the basis that attorneys’ fees were unreasonably multiplied during the litigation. As part of the Orders issued on December 21, 2009, the District Court stayed the motion for attorneys’ fees until after a ruling on the pending appeal and the reexamination before the U.S. Patent and Trademark Office. The Court on January 8, 2010 stayed any further briefing on the renewed petition for a bill of cost that RJR filed on December 30, 2009. Any potential award of attorneys’ fees should be eliminated if the Court of Appeals for the Federal Circuit overturns the jury verdict. Also, such claims should be eliminated because the U.S. Patent and Trademark Office, in March 2011, determined that the claims at issue in the RJR case were properly issued. Because the likelihood of an unfavorable ruling on the fee motion and bill of cost is not determinable at this time and the amount of any potential assessment cannot be reasonably estimated, no amounts have been accrued for these items in the accompanying condensed consolidated financial statements.
On May 29, 2009, we filed a new complaint against RJR for patent infringement during the period beginning 2003 through the filing date of the complaint. In an Order dated January 8, 2010, the Court stayed any further action in this case until after a ruling on the appeal in the initial infringement action against RJR. The future prosecution of the new complaint will be dependent on our achieving a reversal of the jury verdict of invalidity in our initial RJR lawsuit.
On December 31, 2008 and January 2, 2009, RJR filed requests in the U.S. Patent and Trademark Office to reexamine the two patents that are the subject of the patent infringement litigations described above. In February and March 2009, the Patent and Trademark Office granted the reexamination requests, agreeing to review the patentability of the subject matter of claims 4, 12 and 20 of the ‘649 patent and claim 41 of the ‘401 patent. On March 10, 2011, the Patent and Trademark Office confirmed the validity of each of the claims of the ‘649 and ‘401 patents that were under reexamination and closed each of the reexamination proceedings.
We entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on our company’s behalf. Given the contingent nature of these arrangements and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. We have paid or accrued all existing obligations. Also, as part of our fee arrangements in certain of these matters, we have agreed to pay counsel a percentage of any damage awards, a percentage of the resulting payments we actually receive, or a result fee in the event that the litigation is resolved in our favor, in return for a cap on fee payments during the litigation.

Item 1A. Risk Factors
There are no material changes from risk factors previously disclosed in “Part I — Item 1A” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.
Item 6. Exhibits
(a) Exhibits

Number	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of Star Scientific, Inc.(1)
3.2	Amended and Restated Bylaws of Star Scientific, Inc.(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Incorporated by reference to Current Report on Form 8-K filed on December 15, 2010.

(2)	Incorporated by reference to Current Report on Form 8-K filed on December 21, 2006.

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

STAR SCIENTIFIC, INC.
Date: August 9, 2011	/s/ Park A. Dodd, III
Authorized Signatory and
Chief Financial Officer