Form 10-Q
period 2011-09-30
STAR SCIENTIFIC INC
filed 2011-11-09
CIK 776008

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
As of October 21, 2011, 135,055,505 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

Page
PART I — Financial Information

Item 1. Financial Statements	4

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Statement of Stockholders’ Equity	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Qualitative and Quantitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II — Other Information

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	25

Item 6. Exhibits	25

Signatures	26

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands except per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSET
Current assets:
Cash and cash equivalents	$10,362	$13,193
Trade accounts receivable, net	63	52
Receivable from sale of licensing rights	32	27
Inventories, net	2,780	3,419
Prepaid expenses and other current assets	682	350

Total current assets	13,919	17,041
Property, plant and equipment, net	2,404	2,169
Intangible assets, net of accumulated amortization	587	627
Receivable from sale of licensing rights, less current maturities	55	80
MSA escrow funds	368	368

Total assets	$17,333	$20,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,518	$2,518
Accounts payable, trade	2,295	1,585
Accrued expenses	669	424
Due to stockholders	50	50

Total current liabilities	5,532	4,577
Long-term debt, less current maturities	3,160	5,049

Total liabilities	8,692	9,626

Commitments and contingencies (note 6)	—	—
Stockholders’ equity:
Common stock(A)	14	13
Additional paid-in capital	196,964	181,336
Accumulated deficit	(188,337)	(170,690)

Total stockholders’ equity	8,641	10,659

Total liabilities and stockholders’ equity	$17,333	$20,285

(A)	$0.0001 par value per share, 187,500,000 shares authorized, 135,055,505 and 127,119,323 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.
See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
Net sales	$401	$211	$819	$695
Less:
Product cost of goods sold	1,571	422	2,544	1,635
Federal excise taxes and USDA tobacco buyout program assessment	3	3	8	10

Gross loss	(1,173)	(214)	(1,733)	(950)

Operating expenses:
Marketing and distribution	815	703	2,207	1,986
General and administrative	3,467	3,611	11,350	17,708
Research and development	1,059	210	2,186	2,371

Total operating expenses	5,341	4,524	15,743	22,065

Operating loss	(6,514)	(4,738)	(17,476)	(23,015)
Other income (expense):
Interest income	12	11	41	62
Interest expense	(63)	(96)	(207)	(300)
Miscellaneous income	—	—	(5)	4

Net loss before income taxes	(6,565)	(4,823)	(17,647)	(23,249)
Income tax expense	—	—	—	—

Net loss	$(6,565)	$(4,823)	$(17,647)	$(23,249)

Net loss basic and diluted per common share	$(0.05)	$(0.04)	$(0.13)	$(0.20)

Weighted average shares outstanding, basic and diluted	135,055,505	119,503,888	132,995,471	116,416,525
See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)
($ in thousands except per share data)

			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2010	127,119,323	$13	$181,336	$(170,690)	$10,659
Stock issuance	5,111,182	1	9,999	—	10,000
Warrant and option exercise	2,825,000	—	3,159	—	3,159
Stock-based compensation	—	—	2,470	—	2,470
Net Loss	—	—	—	(17,647)	(17,647)

Balances, September 30, 2011 (unaudited)	135,055,505	$14	$196,964	$(188,337)	$8,641

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands except per share data)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(17,647)	$(23,249)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	275	220
Provision for bad debt	(39)	44
Provision for inventory obsolescence	676	59
Loss (gain) on asset disposal	5	—
Stock-based compensation	2,470	8,724
Increase (decrease) in cash resulting from changes in:
Current assets	(341)	(3,626)
Current liabilities	955	208

Net cash flows from operating activities	(13,646)	(17,620)

Investing activities:
Purchase of intangible assets	(10)	(61)
Purchase of property and equipment	(465)	(990)
Proceeds from sale of licensing rights	20	18

Net cash flows from investing activities	(455)	(1,033)

Financing activities:
Proceeds from issuance of common stock	10,000	13,832
Proceeds from stock and warrant exercise	3,159	—
Payments on long-term debt and capital lease obligation	(1,889)	(1,365)

Net cash flows from financing activities	11,270	12,467

Deposits to MSA escrow	—	(3)
Increase (decrease) in cash and cash equivalents	(2,831)	(6,189)
Cash and cash equivalents, beginning of period	13,193	12,360

Cash and cash equivalents, end of period	$10,362	$6,171

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$65	$91

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
1. Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2010, 2009, and 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011 (the “Annual Report”).
2. Significant Accounting Policy
The Company enters into royalty contracts under which royalty payments may be due for product sales. The contracts require the other party to perform research and development services at a minimum investment level before royalties are payable. The royalty is a percentage of gross sales and recorded at the contracted rate, however the royalty is subject to adjustment annually based on the other party performing research and development services at a required minimum level. Changes in the estimated royalty to be paid are treated as changes in estimates and are recognized in the period of change.
3. Liquidity and Capital Resources
The Company has been operating at a loss for the past nine years. The Company’s prospects will depend on its ability to generate and sustain increased revenue levels in future periods, which will largely be dependent on increased distribution and consumer acceptance of :
•	Anatabloc™, a nutraceutical dietary supplement for anti-inflammatory support introduced on August 30, 2011

•	CigRx®, a non-nicotine, non-tobacco nutraceutical dietary supplement to temporarily decrease the desire to smoke

•	Ariva® and STONEWALL Hard Snuff®, low-TSNA smokeless tobacco products.
Anatabloc™ was available for sale only during the last month of the third quarter and the final two days of August, but during this period revenues exceeded the quarterly revenue for both the Company’s CigRx® product and for its dissolvable tobacco products. CigRx®, Rock Creek’s first dietary supplement product was introduced into the market in August 2010. Rock Creek had no revenue stream prior to the introduction of CigRx® in 2010. In late February 2011, the Company began testing CigRx® on a national basis through expanded infomercial airings, radio spots and selected retail sales. The Company’s very-low tobacco specific nitrosamine (“TSNA”) dissolvable tobacco products, Ariva® and STONEWALL Hard Snuff®, are manufactured and sold by its other subsidiary, Star Tobacco. In 2010 the Company filed applications with the Food and Drug Administration ( “FDA”), to have variants of its ARIVA® and STONEWALL Hard Snuff® low TSNA dissolvable products designated by the FDA as “modified risk tobacco products” under the Family Smoking Prevention and Tobacco Control Act (“FDA Tobacco Act”). On March 17, 2011 the FDA issued a decision holding that it currently does not have jurisdiction over the Ariva-BDL™ and Stonewall-BDL™ products. The Company is now reviewing its manufacturing and marketing opportunities related to these products.
The Company’s future prospects also will be dependent on Rock Creek’s ability to develop additional nutraceutical products and pharmaceutical products and on the Company’s ability to begin generating significant revenues through royalties from the patented tobacco curing process for which it is the exclusive licensee. Two of those patents have been the subject of prolonged litigation with R.J. Reynolds Tobacco Company, Inc. (“RJR”) that began in 2001. A jury trial in that case took place between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case, and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. In a decision issued on August 26, 2011, the United States Court of Appeals for the Federal Circuit reversed the jury finding as to the patent defenses of anticipation, obviousness, indefiniteness and failure to disclose best mode and reconfirmed the validity of the patent claims at issue in the litigation. At the same time, the Court affirmed the jury finding of noninfringement for the growing years at issue in the litigation (2001 and 2002). RJR has sought reconsideration of the finding with respect to definitiveness and its Petition for Rehearing or Rehearing En Banc is currently pending before the Federal Circuit. On May 29, 2009 the Company filed a new complaint against RJR for patent infringement during the period beginning 2003 and continuing to the filing date of the new complaint. The new case has been stayed pending the outcome of the appeal to the Federal Circuit. Unless the Federal Circuit issues a new decision with respect to its ruling on definiteness, the Company will be free to pursue its claims against RJR in the new case filed in 2009 as well as to enforce its patents rights against any other persons or entities infringing the patents that were at issue in the initial RJR litigation.

As of September 30, 2011, the Company had a working capital surplus of approximately $8.4 million, which included cash of approximately $10.4 million. Future anticipated cash needs during 2011 and 2012 include:
•	remaining litigation costs in connection with the RJR patent infringement trial and related appeal of approximately $1.4 million;

•	monthly principal and interest payments of approximately $245 thousand in connection with the repayment of the Company’s long-term debt; and

•	funding of other aspects of the Company’s current operations in light of continued operating losses.
The Company expects to continue to incur losses in connection with the sale of its smokeless tobacco products for the foreseeable future. Sales of smokeless tobacco have been stable over the past several quarters but remain at low levels as the Company, beginning in 2009, restructured the smokeless tobacco operations to reduce costs while concentrating sales efforts on a more narrow geographic area and to selected regional and national retail chain customers. A substantial increase in sales would be required to reach a breakeven level for these products. Rock Creek had no revenues prior to the introduction of CigRx® in August 2010. The Company expects that Rock Creek will be deriving increased revenues from the sales of Anatabloc™ and CigRx® on a going forward basis as it expands distribution of Anatabloc™ and CigRx®, but the Company had only limited revenue from the sale of these products to date.
During the first nine months of 2011, the Company received proceeds of $12.0 million through the sale of 5,111,182 shares of common stock and new warrants to purchase up to 5,111,182 shares of common stock as well as the exercise for cash of warrants to purchase 2,000,000 shares of common stock and the issuance of new warrants to purchase up to 2,000,000 shares of common stock. See Note 5 to the Company’s consolidated financial statements included in this Report for details of those transactions. During the first nine months of 2011, stock options for 625,000 option shares were exercised resulting in proceeds of $1.0 million and warrants for 200,000 warrant shares were exercised resulting in an additional $0.2 million of proceeds. The total proceeds from these transactions for the first nine months ending September 30, 2011 were $13.2 million. Absent exercise of additional outstanding warrants and options for cash or a substantial improvement in revenues and/or royalties, the Company believes that it has sufficient funding to support its operations through the first quarter of 2012, but that it will be necessary to pursue additional sources of funds during the first quarter of 2012. Depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before that time. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms, if at all.
The Company had a consolidated loss for the three and nine months ended September 30, 2011 of approximately $6.6 million and $17.6 million, respectively.
4. Inventories
Inventories consist of the following as of September 30, 2011:

$ thousands
Raw materials	$1,632
Packaging materials	1,815
Work in process	210
Finished goods	407
Obsolescence allowance	(1,284)

Total	$2,780

5. Long-Term Debt
Long-term debt consists of the following as of September 30, 2011:

$ thousands
Notes payable to RJR in monthly installments of principal at $208,000 until fully paid in December 2013 plus interest at prime plus 1% (4.25% at September 30, 2011)	$5,645
Vehicle note payable in monthly installments of $1,700 including interest at 1.9% annually for 36 months ending April 2013	33

Total long term debt	5,678
Less current maturities	(2,518)

Long term portion of debt	$3,160

The future maturities of long-term debt are as follows:

Twelve months ending September 30,	$ thousands
2012	$2,518
2013	2,510
2014	650

Total notes payable and long term debt	$5,678

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
On March 14, 2011, the Company entered into amended and restated executive employment contracts with Jonnie R. Williams, Sr. the Company’s Chief Executive Officer, Paul L. Perito, Esquire, the Company’s President, Chief Operating Officer and Chairman of the Board and Dr. Curtis Wright IV, Rock Creek’s Senior Vice President for Medical/Clinical affairs. The executive employment agreements with Messrs. Perito and Williams provide for performance-based stock options that will vest in such amounts and upon the achievement of the performance goals set forth in the agreements, provided that such stock option grants are approved by the Company’s stockholders. The options are for a ten-year term from March 14, 2011 and have an exercise price of $2.95 per share. Because the options issued to Messrs. Perito and Williams are subject to stockholder approval and performance criteria, the Company has not recognized an expense for the options during the nine months ended September 30, 2011. See the Company’s Annual Report filed with the SEC on March 16, 2011 for details of these agreements.
The executive employment agreement with Dr. Wright provides Dr. Wright with performance-based options to purchase 300,000 shares of common stock under the Company’s 2008 Incentive Award Plan. These options will vest ratably on an annual basis over a three year period subject to the achievement of certain performance goals set forth in Dr. Wright’s employment agreement. The options are for a ten-year term from March 14, 2011 and have an exercise price of $2.95 per share. The options were valued at $751 thousand, as calculated using the Black-Scholes option pricing model which is recognized by accounting principles generally accepted in the United States. The option value will be amortized over the vesting period. As of September 30, 2011, $385 thousand of the option value has been recorded as an expense by the Company.
On March 17, 2011, the Board of Directors elected Richard L. Sharp to the Board as an Independent Director. Upon his election to the Board, Mr. Sharp was awarded a stock option grant in the amount of 50,000 option shares. Those options have a strike price of $2.90 per share and aggregate stock compensation of $123 thousand. As of September 30, 2011, $33 thousand of the option value has been recorded as an expense by the Company.

During the nine months ended September 30, 2011, 625,000 stock options were exercised resulting in proceeds to the company of $1.0 million with an intrinsic value of $1.8 million.
At September 30, 2011, there were 8,225,200 options issued and outstanding with a weighted average exercise price of $2.39 per share.
A summary of the status of the Company’s unvested stock options at September 30, 2011, and changes during the nine months then ended, is presented below.

		Weighted
		Average
		Fair Value at
Nonvested Stock Options (in thousands)	Shares	Grant Date
Nonvested at December 31, 2010	100,000	$1.74
Granted	380,000	3.03
Vested	150,000	2.65
Forfeited	—	—

Nonvested at September 30, 2011	330,000	$2.91

As of September 30, 2011, there was $632 thousand of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans, which will be amortized to expense through September 2014.
The intrinsic value of the exercisable options at September 30, 2011 was $2.2 million.
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
On March 4, 2011, the Company entered into a Securities Purchase and Registration Rights Agreement (the “March 4 Agreement”) with certain accredited investors (the “March 4 Investors”), to sell 4,856,730 shares of common stock (the “March 4 Shares”) and warrants to purchase an aggregate of 4,856,730 shares of common stock at an exercise price of $2.00 per share (the “Warrants”) (collectively, the “March 4 Offering”). The March 4 Offering resulted in gross proceeds to the Company of $9.0 million. The Warrants were first exercisable on September 4, 2011 and expire on September 4, 2016.
On March 30, 2011, the Company entered into a Securities Purchase and Registration Rights Agreement (the “March 30 Agreement”) with an accredited investor (the “March 30 Investor”), to sell 254,452 shares of common stock (the “March 30 Shares”), and warrants to purchase an aggregate of 254,452 shares of common stock at an exercise price of $4.00 per share (the “Warrants”) (collectively, the “March 30 Offering”). The March 30 Offering resulted in gross proceeds to the Company of $1.0 million. The Warrants were first exercisable on September 30, 2011 and expire on September 30, 2016.
On June 4, 2011, 200,000 warrants were exercised resulting in proceeds to the Company of $0.2 million.
As of September 30, 2011 the Company had 35,951,707 warrants outstanding with a weighted average exercise price of $1.77 per share. The intrinsic value of exercisable warrants was $20.5 million on September 30, 2011
Net Loss Basic and Diluted Per Common Share:
Due to the Company’s net losses, both basic and diluted loss per share were $(0.13) and $(0.20) for the nine months ended September 30, 2011 and 2010, respectively. An aggregate of 44,176,907 at September 30, 2011 and 31,930,816 at September 30, 2010 of stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.

7. Commitments, Contingencies and Other Matters
RJR Litigation:
In 2001, the Company filed a complaint against R.J. Reynolds Tobacco Company, Inc. (“RJR”) in the United States District Court for the District of Maryland for infringement of two of the Company’s patents relating to the curing of tobacco to substantially prevent the formation of tobacco specific nitrosamines. In that litigation a jury trial took place between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case, and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. In a decision issued on August 26, 2011, the United States Court of Appeals for the Federal Circuit reversed the jury finding as to the patent defenses of anticipation, obviousness, indefiniteness and failure to disclose best mode and reconfirmed the validity of the patent claims at issue in the litigation. At the same time, the Court affirmed the jury finding of non-infringement for the growing years at issue in the litigation (2001 and 2002). RJR has sought reconsideration of the decision with respect to definitiveness and its Petition for Rehearing or Rehearing En Banc is currently pending before the Federal Circuit.
Virginia Sales and Use Tax Assessment:
On July 14, 2011 the Company filed a complaint in the Circuit Court for Mecklenburg County, Virginia seeking a determination that the purchase of the Company’s curing barns was exempt from Virginia sales and use tax and an abatement of all taxes and interest assessed against the Company by Virginia’s Commissioner of Revenue. The Commonwealth of Virginia filed an answer to the complaint on July 29, 2011 asserting that the assessment amount was properly determined.
Employment Contracts:
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
Commitments:
The Company has commitments totaling $406 thousand as of September 30, 2011 for normal operating expenses.
8. Related Party Transaction
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
9. Segment Information
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

	Nine months ended September 30
	2011	2010
	$ thousands
Revenues:
Dissolvable tobacco	$354	$667
Dietary supplement	465	28

Total revenue	819	695

Operating losses:
Dissolvable tobacco	(2,234)	(2,634)
Dietary supplement	(5,221)	(4,383)
Depreciation and amortization	(275)	(221)
Corporate expenses	(9,746)	(15,777)

Operating losses	(17,476)	(23,015)

Interest (expense) income-net	(166)	(238)
Miscellaneous (expense) income-net	(5)	4
Income tax benefit	—	—

Net losses	$(17,647)	$(23,249)

The following table provides allocation of assets by segment.

	September 30,	December 31,
	2011	2010
	$ thousands
Net assets:
Dissolvable tobacco	1,613	2,039
Dietary supplement	4,219	4,451
Corporate—includes $10,252 and $13,193 in cash, respectively	11,501	13,795

Total net assets	17,333	20,285

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report, filed with the SEC on March 16, 2011. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010.
Overview
We are a technology-oriented company with a mission to reduce the harm associated with the use of tobacco at every level and, more generally, to promote a healthy metabolism through dietary supplements and, potentially, pharmaceutical products. We are primarily engaged in:
•
the development, implementation and licensing of our proprietary technology for the curing of tobacco so as to substantially prevent the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco-specific nitrosamines, or TSNAs;

•
the manufacture, sales, marketing and/or development of very low-TSNA dissolvable smokeless tobacco products that carry enhanced warnings beyond those required by the Family Smoking Prevention and Tobacco Control Act (“FDA Tobacco Act”), including ARIVA® compressed powdered tobacco cigalett® pieces, STONEWALL Hard Snuff® and “modified risk tobacco products;”

•
the manufacture, sale, marketing and development of non-nicotine nutraceutical dietary supplements designed to assist individuals who are seeking a smoking alternative as well as related nutraceutical dietary supplements that are designed to promote the maintenance of a healthy metabolism; and

•
the development of pharmaceutical products, particularly products that have a botanical, tobacco-based component, that are designed to treat tobacco dependence and a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression.

Since the 1990s, we have sought to develop processes and products that significantly reduce the levels of toxins, principally TSNAs, in tobacco compared to traditional smoked and smokeless tobacco products. Our development of technology for reducing TSNA levels has led to our focus on the development of tobacco-based pharmaceutical products and non-nicotine nutraceuticals that we are pursuing through our Rock Creek subsidiary. Given our long-term focus on reducing the levels of toxins in tobacco and the harm associated with tobacco use, we believe we are uniquely positioned to pursue a range of very-low TSNA smokeless tobacco products as “modified risk tobacco products” under both the provisions of the FDA Tobacco Act and as tobacco products over which the FDA has not asserted jurisdiction under the FDA Tobacco Act. We also believe that we are positioned to utilize our technology to produce a range of non-nicotine nutraceuticals and tobacco-based pharmaceuticals furthering our mission to reduce the harm associated with tobacco use at every level, as well as to develop related products that are designed to promote the maintenance of a healthy metabolism.
We currently are focusing our efforts on the manufacture and sale of:
•	Anatabloc™, a nutraceutical dietary supplement for anti-inflammatory support introduced on August 30, 2011;

•	CigRx®, a non-nicotine, non-tobacco nutraceutical dietary supplement designed to temporarily reduce the desire to smoke; and

•	ARIVA® and STONEWALL Hard Snuff®, our dissolvable low-TSNA smokeless tobacco products.
Anatabloc™ and CigRx® are manufactured and sold through our Rock Creek subsidiary. Anatabloc™ became available for sale beginning August 30, 2011 and, accordingly, our results of operations for the three and nine month periods ended September 30, 2011 reflect sales of Anatabloc™ for approximately a one-month period. CigRx®, Rock Creek’s first dietary supplement product, was introduced into the market in August 2010. Rock Creek also continues to pursue the development of botanical based products for the treatment of tobacco dependence, as well as products that would utilize certain Monoamine oxidase (“MAO”) agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression and other non-nicotine nutraceutical products that are designed to promote the maintenance of a healthy metabolism. Currently Rock Creek is working with the Roskamp Institute in connection with a multi-site clinical trial of Rock Creek’s RCP-006 compound to examine the effect of RCP-006 on chronic inflammation in individuals who have elevated blood levels of C-reactive protein (“CRP”). That study began in mid-May 2011 and is ongoing at several sites. Rock Creek also is conducting an in-house study of approximately 100 smokers to determine the potential for Anatabloc™ to lower CRP levels and curb the urge to smoke and is in the process of coordinating a study that will be conducted by the University of Pisa to determine the effect of RCP-006 on Hashimoto Autoimmune Thyroiditis.

Our very-low TSNA dissolvable tobacco products, Ariva® and STONEWALL Hard Snuff®, are manufactured and sold by our other subsidiary, Star Tobacco. Our significant experience with the proprietary technology related to the development of tobacco products with reduced levels of toxins has positioned us to seek approval to market variants of our very-low TSNA smokeless tobacco products as “modified risk tobacco products”. In 2010 we filed applications with the FDA to have a version of our low-TSNA products (Ariva-BDL™ and Stonewall-BDL™) designated by the FDA as “modified risk tobacco products” and we filed a similar application for a Stonewall Moist-BDL™, a traditional moist snuff product, on February 1, 2011. On March 17, 2011, the FDA issued a decision holding that it currently does not have jurisdiction over the Ariva-BDL™ and Stonewall-BDL™ products. The decision by the FDA clears the way for us to proceed with marketing of the Ariva-BDL™ and Stonewall-BDL™ products without the regulatory restrictions applicable to tobacco products over which the FDA has asserted jurisdiction and we are considering the manufacturing and marketing opportunities related to these products.
Over the last several years, we have expended significant time and resources on our ongoing patent infringement litigation with RJR, the development of ARIVA® and STONEWALL Hard Snuff®, our low-TSNA dissolvable smokeless tobacco products, the licensing of low-TSNA products, the technology behind our StarCured® tobacco curing process and the development efforts of Rock Creek, particularly with respect to our Anatabloc™ and CigRx® dietary supplements and related nutraceuticals. Our future results will largely depend on the success of these initiatives. While product licensing royalties and smokeless tobacco sales have been de minimis to date, we intend to continue our efforts to develop and sell our very-low TSNA smokeless tobacco products, develop pharmaceutical products to treat tobacco addiction and a range of neurological conditions, develop related non-nicotine nutraceutical products, and to pursue licensing arrangements for those products and related technology. Our success in promoting the sale of our low-TSNA dissolvable smokeless tobacco products and dietary supplements, as well as our ability to continue the research efforts by Rock Creek, will in large part depend on our working capital constraints and ability to procure funding for these initiatives.
Prospects for Our Operations
The recurring losses generated by our business continue to impose significant demands on our liquidity. Product licensing royalties and sales of our low-TSNA smokeless tobacco products and dietary supplements have been de minimis to date. We introduced Anatabloc™, a dietary supplement for anti-inflammatory support, on August 30, 2011. While Anatabloc™ was only available for approximately one-month during the three month period ended September 30, 2011, sales during that period exceeded the quarterly revenue for both our CigRx® and our dissolvable tobacco products. We introduced CigRx® into test market in August 2010 as a non-nicotine, non-tobacco nutraceutical product that temporarily reduces the desire to smoke. In late February 2011, we began testing CigRx® on a national basis through expanded infomercial airings, radio spots and selected retail sales. CigRx® sales responded favorably to these national tests and to our increased retail presence in the New England and mountain west states through arrangements with distributors who have an active presence in these geographic areas. Sales of our dietary supplement products increased in October 2011 by approximately thirty-five percent over September 2011 sales, primarily as a result of increases in sales of Anatabloc™ as we continued our introduction of Anatabloc into the market. While Rock Creek also is pursuing the development of pharmaceutical products that would utilize certain MAO agents in tobacco to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression, given the typical long lead time for federal approval of pharmaceutical products, we do not expect that Rock Creek will generate any revenues for the foreseeable future from the sale of pharmaceutical products. Rather, in addition to the manufacture and sale of Anatabloc™ and CigRx®, Rock Creek will focus in the near term on the development and market introduction of other non-nicotine nutraceutical products and, on a longer-term basis, on the research and development aspects of a range of pharmaceuticals, including tobacco-based drug products.
Our future prospects also will be dependent on the distribution and consumer acceptance of our low-TSNA dissolvable smokeless tobacco products Ariva® and STONEWALL Hard Snuff®. In addition, we intend to continue to explore the development of new low-TSNA smokeless tobacco products, such as “modified risk tobacco products” and dietary supplements and pharmaceutical products, independently and through alliances with other tobacco manufacturers and pharmaceutical companies. Our future results of operations are also dependent on our ability to begin generating significant revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee.

We generated revenue of approximately $0.8 million for the nine months ended September 30, 2011, and an operating loss from continuing operations of approximately $17.5 million. The recurring losses generated by operations continue to impose significant demands on our company’s liquidity. As of September 30, 2011, we had approximately $8.4 million of working capital, with approximately $10.4 million of our current assets in cash and cash equivalents. Between January 1, 2011 and June 30, 2011, our company received proceeds of approximately $13.2 million through the sale of common stock and the exercise of stock options and warrants. See Note 6 to our Consolidated Financial Statements included in this Report. Absent the exercise of outstanding warrants and options for cash, or a substantial improvement in sales and revenues and/or royalties, we believe that the recent funding will support our operations through the first quarter 2012. However, depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that date.
Smokeless Tobacco. Net sales were $0.4 million in the nine months ended September 30, 2011, compared to $0.7 million in the nine months ended September 30, 2010. In 2010 we introduced new blends of Ariva® into the market in the first half of the year, which accounted, in part, for the higher sales levels in 2010. Currently, STONEWALL Hard Snuff® represents a majority of our dissolvable tobacco sales. We continue to work to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products, and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. While our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts, we introduced in the first quarter of 2010 three additional blends of our ARIVA® low-TSNA smokeless tobacco product and a new packaging format (10-piece sleeves) for ARIVA®.
“Modified risk tobacco products”. In 2009 and 2010 we developed Ariva-BDL™ and Stonewall-BDL™, as variants of our ARIVA® and STONEWALL Hard Snuff® smokeless tobacco products that have significantly lower levels of carcinogenic TSNAs as well as other toxins compared to conventional tobacco products and which are at levels comparable to those found in nicotine replacement therapy products. In 2010 we filed applications with the FDA to have these products designated by the FDA as “modified risk tobacco products”. We also filed an application for a Stonewall Moist-BDL™ product on February 1, 2011. On March 17, 2011, the FDA issued a decision holding that it currently does not have jurisdiction over the Ariva-BDL™ and Stonewall-BDL™ products. The decision by the FDA clears the way for us to proceed with marketing of the Ariva-BDL™ and Stonewall-BDL™ products and we are now considering the manufacturing and marketing opportunities related to these products. At the same time, the FDA has announced that it will issue new proposed regulations relating to its authority over other products that meet the definition of “tobacco products” under the FDA Tobacco Act, which could further impact the status of Ariva-BDL™ and Stonewall-BDL™. In August 2011 we voluntarily withdrew our application for our Stonewall Moist-BDL™ product in order to allow us to meet with FDA to address questions relating to additional testing that FDA indicated would be required for FDA to consider this application. Depending on the outcome of those anticipated meetings, we may seek to refile our Moist Snuff-BDL application with the FDA.
Dietary Supplements and Development of Tobacco-based Pharmaceutical Products. On August 30, 2011 Rock Creek launched Anatabloc™ its second dietary supplement. Anatabloc™, which is intended to provide anti-inflammatory support, is currently being sold through an interactive website and call center. Marketing of Anatabloc™ has been primarily directed toward physician and other healthcare professionals. In 2009, Rock Creek developed a non-nicotine, non-tobacco nutraceutical, CigRx®, that is intended to temporarily reduce the desire to smoke. CigRx® was introduced in August 2010 in the Richmond, Virginia area. We had been working jointly with InVentiv Health to develop awareness for the CigRx® product through an outreach program involving visits to physicians and other health care professionals and though direct advertising at the consumer level. At the present time, the Company has decided to focus its outreach to physicians and healthcare professionals through in-house resources as opposed to continuing its relationship with InVentiv Health. In late February 2011, we began testing CigRx® on a national basis through expanded infomercial airings, radio spots and selected retail sales and we have significantly increased our retail presence in the New England and mountain west states through arrangements with distributors who have an active presence in these geographic areas. Product sales of CigRx® responded favorably to these efforts. Through Rock Creek we are exploring the development of other related nutraceutical products that may assist in stabilizing metabolism, pharmaceutical products with clinical claims, a “relapse prevention product” to assist smokers during nicotine withdrawal, with the goal of higher quit rates, as well as pharmaceutical products for the treatment of tobacco dependence, and a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia and depression.
Licensing and Intellectual Property. We have an exclusive, worldwide license from Regent Court Technologies LLC (“Regent Court”) under 12 U.S. patents and 51 foreign patents as well as additional patents pending in the U.S. and foreign countries relating to methods to substantially prevent the formation of TSNAs in tobacco, including the StarCured® tobacco curing process and the production of very low-TSNA tobacco products. The StarCured® tobacco curing process involves the control of certain conditions in tobacco curing barns, and in certain applications, the use of microwave and/or electron beam technology. The StarCured® process substantially prevents the formation in the tobacco leaf of the carcinogenic TSNAs, which are widely believed by medical and scientific experts to be among the most abundant and powerful cancer-causing toxins present in tobacco and in tobacco smoke. Two of the patents under our license with Regent Court that relate to our method for producing low-TSNA tobacco are the subject of our ongoing lawsuit against RJR. See “Part II-Item 1 Legal Proceedings” for further details. In 2010, Rock Creek filed three patent applications relating to our CigRx® product, and a patent application for a relapse prevention product. Rock Creek also had several provisional patent applications pending that were merged into a utility application filed on September 19, 2011 relating to the administration of anatabine, or an isomer or salt thereof, for treating chronic inflammation that may be associated with disorders such as thyroiditis, cancer, arthritis, Alzheimer’s disease, and Multiple Sclerosis. During the second quarter of 2011, Rock Creek was issued a design patent for the CigRx® container by the United States Patent and Trademark Office. This was the first patent issued to Rock Creek.

We continue to pursue means of collecting royalties for our curing technology through licensing arrangements and through our ongoing patent litigation with RJR. See “Part II-Item 1 Legal Proceedings” for further details of the status of this litigation While licensing of our exclusive patent rights is a major potential source of additional revenue for us, full realization of this potential also will depend on our ability to successfully defend and enforce our patent rights.
Federal and State Legislation Relating to Cigarettes and Smokeless Tobacco Products. The manufacture and sale of cigarettes and other tobacco products are subject to extensive federal governmental regulation in the United States and by comparable authorities in many foreign countries. Under the FDA Tobacco Act, the Center for Tobacco Products within the FDA has broad authority over the manufacturing, sale and distribution of cigarettes and smokeless tobacco products including expanded control over the introduction of new tobacco products, warnings that must be included on all tobacco products and the manner in which tobacco products may be marketed and sold. On March 17, 2011, the FDA issued a decision holding that it currently does not have authority to regulate our Ariva-BDL™ and Stonewall-BDL™ products since they do not fall within one of the categories of tobacco products over which the FDA has assumed jurisdiction. The FDA also has announced that it intends to issue a proposed regulation relating to its authority over products other than cigarettes, smokeless tobacco and snuff that meet the definition of “tobacco products” under the FDA Tobacco Act. On July 21 and 22, 2011, we made presentations to the Tobacco Products Scientific Advisory Committee (“TPSAC”) on the issue of dissolvable tobacco. Under the FDA Tobacco Act, the TPSAC is required to consider and issue a report to the FDA on the status of dissolvable tobacco products by March 2012. In addition to federal statutes and regulations, many states also require manufacturers of tobacco products to obtain a cigarette license or a tobacco product license in order to sell tobacco products. States also regulate the age at which adult consumers may purchase tobacco products and the locations where tobacco products can be sold. Many states over the past few years have placed increased restrictions on the purchase and use of tobacco products.
Federal Regulations of Dietary Supplements and Drug Products. Under the Food, Drug, and Cosmetic Act, the FDA has authority for reviewing and approving any new drug product prior to its introduction into commerce. The FDA approval process involves, among other things, successfully completing clinical trials under an Investigational New Drug Application and obtaining a premarket approval after filing a New Drug Application, (“NDA”). The NDA process requires a company to prove the safety and efficacy of a new drug product to the FDA’s satisfaction. The Dietary Supplement Health Education Act (“DSHEA”) provides the FDA with authority over the production and marketing of dietary supplements. In certain cases DSHEA also requires notification to the FDA before a company begins to market a dietary supplement. DSHEA does not require prior approval by the FDA for the introduction of dietary supplements into the market, but does require that such products comply with the requirements of DSHEA prior to and after their introduction into commerce. See “Item 1. Business— Government Regulation” of our Annual Report filed with the SEC on March 16, 2011 for more information relating to governmental regulation of tobacco products, nutraceuticals and drug products.
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

Results of Operations
Our company’s unaudited condensed consolidated results for the three and nine month periods ended September 30, 2011 and 2010 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ and shares in thousands except per share data	2011	2010	2011	2010
	(Unaudited)
Net sales	$401	$211	$819	$695
Cost of goods sold	1,571	422	2,544	1,635
Federal excise tax and Department of Agriculture payment	3	3	8	10

Gross loss	(1,173)	(214)	(1,733)	(950)

Total operating expenses	5,341	4,524	15,743	22,065

Operating loss	(6,514)	(4,738)	(17,476)	(23,015)

Net loss	$(6,565)	$(4,823)	$(17,647)	$(23,249)

Basic and diluted net loss per common share	$(0.05)	$(0.04)	$(0.13)	$(0.20)

Basic and diluted weighted average shares outstanding	135,055,505	119,503,888	132,995,471	116,416,525
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Net Sales. For the three months ended September 30, 2011, net sales (gross sales less cash discounts, product discounts and product return allowance) were $0.4 million compared to $0.2 million during same period in 2010. Sales of our CigRx® and Anatabloc™ dietary supplements contributed $0.3 million of our net sales during the three months ended September 30, 2011 compared to $28 thousand for the same period in 2010. During the three months ended September 30, 2010, CigRx® was on the market for only a portion of the period and Anatabloc™ was not on the market, which accounted for the lower sales volume during that period as compared to the three months ended September 30, 2011. During the three months ended September 30, 2011, our dissolvable tobacco revenue decreased $0.1 million from the same period in 2010 during which period we continued the introduction of the new blends of Ariva® into the market, which introduction began in the three month period ending March 31, 2010. Sales of smokeless tobacco have been stable over the past several quarters but remain at low levels as we continue to focus our sales efforts on a more narrow geographic area and to selected regional and national retail chain customers.
Gross Profit (Loss). Gross loss increased $1.0 million in the three months ended September 30, 2011 to $1.2 million from $0.2 million for the same period in 2010. The increased loss was primarily attributed to an overstock inventory reserve for CigRx® packaging materials and raw materials of $0.9 million.
Total Operating Expenses. Total operating expenses were approximately $5.3 million for the three months ended September 30, 2011, an increase of approximately $0.8 million, or 18.2%, from approximately $4.5 million for the same period in 2010. General and administrative expenses decreased by approximately $0.1 million and marketing and distribution costs increased by approximately $0.1 million. Research and development costs increased approximately $0.8 million.
Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $0.8 million for the three months ended September 30, 2011, an increase of approximately $0.1 million, or 17.4%, from approximately $0.7 million for the same period in 2010. Our dissolvable tobacco marketing expense decreased approximately $0.1 million during the three months ended September 30, 2011 consistent with our business decision to concentrate sales efforts to a more narrow geographic area and to selected regional and national retail chain customers. During the three months ended September 30, 2011, marketing costs for our CigRx® and Anatabloc™ dietary supplement products increased $0.2 million related primarily to costs associated with the introduction of Anatabloc™. During the three months ended September 30, 2010, we had pre-launch and post-launch marketing costs of $0.4 million associated with the introduction of CigRx®.
General and Administrative Expenses. General and administrative expenses were approximately $3.5 million for the three months ended September 30, 2011, a decrease of approximately $0.1 million, or 3.8%, from approximately $3.6 million for the same period in 2010. The net decrease primarily reflected an increase in stock based compensation costs of $0.5 million (non-cash charges), offset by decreased consulting expenses of $0.4 million and reduced executive travel expenses of $0.2 million.
Research and Development Expenses. Research and development expenses were approximately $1.0 million in the three months ended September 30, 2011 compared to approximately $0.2 million in the same period in 2010. Our research and development expenses in the three months ended September 30, 2011 related primarily to the ongoing initiatives surrounding our RCP-006 compound. In the same period in 2010, we had limited research and development expenses as we had completed the majority of our initial research and development work for our CigRx® dietary supplement product prior to that period.

Interest Income and Expense. We had interest income of $12 thousand and interest expense of $63 thousand for the three months ended September 30, 2011, for a net interest expense of $51 thousand during the period. For the same period in 2010, we had interest income of $11 thousand and interest expense of $96 thousand, for a net interest expense of $85 thousand. The lower interest expense for the three months ended September 30, 2011 reflected the lower balance on our outstanding debt. The lower interest income during the three months September 30, 2011 reflected the decrease in the prevailing rate of interest on our account balances.
Net Loss. We had a net loss of approximately $6.6 million for the three months ended September 30, 2011 compared to a net loss of approximately $4.8 million for the same period in 2010. The increased net loss for the three months ended September 30, 2011 primarily reflected increased costs in 2011 for our CigRx® packaging and raw material overstock reserve and research and development costs related to our RCP-006 compound.
At September 30, 2011, we had a basic and diluted loss per share of $(0.05) compared to a basic and diluted loss per share of $(0.04) at September 30, 2010.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Net Sales. For the nine months ended September 30, 2011, net sales (gross sales less cash discounts, product discounts and product return allowance) were approximately $0.8 million compared to approximately $0.7 million during the same period in 2010. Our CigRx® and Anatabloc™ dietary supplements contributed $0.5 million to the net sales figure during the first nine months of 2011 compared to $28 thousand in the comparable period in 2010. Anatabloc™, which was introduced on August 30, 2011, had no sales in the comparable prior year period. CigRx®, which was introduced in August 2010 had limited sales in the third quarter of 2010. We introduced new blends of Ariva® into the market during the first half of 2010 and there were increased sales during that period as a result of the new product introduction. Sales of smokeless tobacco have been stable over the past several quarters, but remain at low levels as we continue to focus our sales efforts on a more narrow geographic area and to selected regional and national retail chain customers.
Gross Profit (Loss). Gross loss increased by $0.8 million during the nine months ended September 30, 2011 to $1.7 million from $0.9 million for the same period in 2010. This change was attributable primarily to an overstock inventory reserve for CigRx® packaging materials and raw materials of $0.9 million.
Total Operating Expenses. Total operating expenses were approximately $15.8 million for the nine months ended September 30, 2011, a decrease of approximately $6.3 million, or 28.6%, from approximately $22.1 million for the same period in 2010. General and administrative expenses decreased by approximately $6.3 million and marketing and distribution costs increased by approximately $0.2 million. Research and development costs decreased approximately $0.2 million.
Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $2.2 million for the nine months ended September 30, 2011, an increase of approximately $0.2 million, or 11.7%, from approximately $2.0 million for the same period in 2010. During the first nine months of 2011, there was a reduction of $0.4 million in connection with the product promotion of our dissolvable tobacco products consistent with our efforts to concentrate our dissolvable tobacco sales efforts to a more narrow geographic area and to selected regional and national retail chain customers. That decrease was offset by increased marketing costs of $0.6 million related to the expanded distribution and promotion of CigRx® that began in late February 2011 and to a lesser degree the introduction of Anatabloc™ on August 30, 2011.
General and Administrative Expenses. General and administrative expenses were approximately $11.4 million for the nine months ended September 30, 2011, a decrease of approximately $6.3 million, or 35.7%, from approximately $17.7 million for the same period in 2010. The decrease primarily reflected reduced cost related to the issuance of stock options. During the nine months ended September 30, 2011, we had a non-cash charge of $2.5 million for stock based compensation compared to a charge of $8.5 million during the same period in 2010. This resulted in a net decrease of $6.0 million in general and administrative expenses for the first nine months of 2011. Consulting expenses decreased $0.4 million in the current period primarily due to the fact that the initial commercial production of Rock Creek’s RCP-006 as a nutraceutical was completed during 2010. Legal expense decreased $0.8 million in the current period primarily related to decreased expenses related to the RJR appealate case. However, this amount was partially offset by increased cost of $0.6 million for patent prosecution work relating to our RCP-006 compound and Anatabloc™ product, and for related legal costs associated with the introduction of Anatabloc™, resulting in a reduction in net legal expenses of $0.2 million. Executive travel increased $0.2 million related to CigRx® product promotions and Anatabloc™ product development and launch activities.

Research and Development Expenses. During the nine months ended September 30, 2011, we expended approximately $2.2 million in connection with the refinement of our product formulation for CigRx®, Anatabloc™ product development, ongoing research directed to the effects of our RCP-006 compound on chronic inflammation in individuals who have elevated blood levels of CRP and for other uses of RCP-006. During the nine months ended September 30, 2010, Rock Creek incurred approximately $2.4 million primarily in connection with the initial product development and premarket testing of the dietary ingredients in CigRx®. Given our working capital constraints, our ability to continue the research efforts of Star Scientific and to advance the research and development activities of Rock Creek will depend on our ability to obtain funding for these initiatives through improved revenues from our smokeless tobacco sales and sales of our dietary supplements or from other funding sources.
Interest Income and Expense. We had interest income of $41 thousand and interest expense of $207 thousand for the nine months ended September 30, 2011, for a net interest expense of $166 thousand during the period. For the same period in 2010, we had interest income of $62 thousand and interest expense of $300 thousand, for a net interest expense of $238 thousand. The lower interest expense for the nine months ended September 30, 2011 reflected lower outstanding balance on our long-term debt. The lower interest income during the nine months ended September 30, 2011 was primarily due to a decrease in prevailing interest rates.
Income Tax Expense. During the nine months ended September 30, 2011, we had no income tax obligation due to our net operating losses.
Net Loss. We had a net loss of approximately $17.6 million for the nine months ended September 30, 2011 compared to a net loss of approximately $23.2 million for the same period in 2010. The lower net loss in 2011 was attributable primarily to decreased charges for stock based compensation awards to officers, employees, directors and consultants in 2010 of $8.5 million compared to a charge of $2.5 million for the comparable period in 2011. Also, we had decreased expenses associated with research and development of $0.2 million, offset by increased marketing expenses largely due to CigRx® promotion and advertising of $0.2 million. We also had a $0.9 million reserve for overstock CigRx® packaging and raw material inventory in 2011 and no comparable charge in 2010.
For the nine months ended September 30, 2011, we had a basic and diluted loss per share of $(0.12) compared to a basic and diluted loss per share of $(0.20) for the nine months ended September 30, 2010.
Liquidity and Capital Resources
We have been operating at a loss for the past nine years. Our future prospects will depend on our ability to generate and sustain increased revenue levels in future periods, which will largely be dependent on increased distribution and consumer acceptance of :
•	Anatabloc™, a nutraceutical dietary supplement for anti-inflammatory support introduced on August 30, 2011;

•	CigRx®, a non-nicotine, non-tobacco nutraceutical dietary supplement to temporarily decrease the desire to smoke; and

•	Ariva® and STONEWALL Hard Snuff®, low-TSNA smokeless tobacco products.
While Anatabloc™ was only available for approximately one-month during the three month period ended September 30, 2011, sales during that period exceeded the quarterly revenue for both our CigRx® and our dissolvable tobacco products. CigRx®, Rock Creek’s first dietary supplement product, was introduced into the market in August 2010. Rock Creek had no revenue stream prior to the introduction of CigRx® in 2010. In late February 2011, we began testing CigRx® on a national basis through expanded infomercial airings, radio spots and selected retail sales. Our very-low TSNA dissolvable tobacco products, Ariva® and STONEWALL Hard Snuff®, are manufactured and sold by our other subsidiary, Star Tobacco. In 2010 we filed applications with the FDA, to have variants of its ARIVA® and STONEWALL Hard Snuff® low TSNA dissolvable products designated by the FDA as “modified risk tobacco products” under the FDA Tobacco Act. On March 17, 2011 the FDA issued a decision holding that it currently does not have jurisdiction over our Ariva-BDL™ and Stonewall-BDL™ products. We are now reviewing the manufacturing and marketing opportunities related to these products.
Our future prospects also will be dependent on Rock Creek’s ability to develop additional nutraceutical products and pharmaceutical products and on our ability to begin generating significant revenues through royalties from the patented tobacco curing process for which we are the exclusive licensee. Two of those patents have been the subject of prolonged litigation with RJR that began in 2001. A jury trial in that case took place between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case, and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. In a decision issued on August 26, 2011, the United States Court of Appeals for the Federal Circuit reversed the jury finding as to the patent defenses of anticipation, obviousness, indefiniteness and failure to disclose best mode and reconfirmed the validity of the patent claims at issue in the litigation. At the same time the Court affirmed the jury finding of noninfringement for the growing years at issue in the litigation (2001 and 2002). RJR has sought reconsideration of the finding with respect to definitiveness and its Petition for Rehearing or Rehearing En Banc is currently pending before the Federal Circuit. On May 29, 2009 our company filed a new complaint against RJR for patent infringement during the period beginning 2003 and continuing to the filing date of the new complaint. That new case has been stayed pending the outcome of the appeal to the Federal Circuit. Unless the Federal Circuit issues a new decision with respect to its ruling on definiteness, we will be free to pursue our claims against RJR in the new case filed in 2009 as well as to enforce our patents rights against any other persons or entities infringing the patents that were at issue in the initial RJR litigation.

As of September 30, 2011, we had a working capital surplus of approximately $8.4 million, which included cash of approximately $10.4 million. Future anticipated cash needs during 2011 and 2012 include:
•	Remaining litigation costs in connection with the RJR patent infringement trial of approximately $1.4 million;

•	monthly principal and interest payments of approximately $245 thousand in connection with the repayment of our company’s long-term debt; and

•	funding of other aspects of our company’s current operations in light of continued operating losses.
We expect to continue to incur losses in connection with the sale of our smokeless tobacco products for the foreseeable future. Sales of smokeless tobacco have been stable over the past several quarters but remain at low levels. Beginning in 2009 we restructured our smokeless tobacco operations to reduce costs while concentrating sales efforts on a more narrow geographic area and to selected regional and national retail chain customers. Substantially increased sales would be required to reach a breakeven level for these products. Rock Creek had no revenues prior to the introduction of CigRx® in August 2010. We expect that Rock Creek will be deriving increased revenues from the sales of CigRx® and Anatabloc™ on a going-forward basis as it expands distribution of Anatabloc™ and CigRx®, but we have had only limited revenue from the sale of these products to date.
During the first three months of 2011, our company received proceeds of $12.0 million through the sale of 5,111,182 shares of common stock and new warrants to purchase up to 5,111,182 shares of common stock as well as the exercise for cash of warrants to purchase 2,000,000 shares of common stock and the issuance of new warrants to purchase up to 2,000,000 shares of common stock. See Note 6 to our Consolidated Financial Statements included in this Report for details of those transactions. During the first six months of 2011, 625,000 stock options for option shares were exercised resulting in proceeds of $1.0 million and warrants for 200,000 warrant shares were exercised resulting in an additional $0.2 million of proceeds. The total proceeds from these transactions during the six months ended June 30, 2011 was $13.2 million. Absent exercise of additional outstanding warrants and options for cash or a substantial improvement in revenues and/or royalties, we believe that we will have sufficient funding to support our operations through the first quarter of 2012, but that it will be necessary to pursue additional sources of funds during the first quarter of 2012. Depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that time. There can be no assurance that we will be successful in obtaining such funding at commercially reasonable terms.
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
Summary of Balances and Recent Sources and Uses
As of September 30, 2011, we had a working capital surplus of approximately $8.4 million, which included cash of approximately $10.4 million.
Net Cash From Operating Activities. During the nine months ended September 30, 2011, approximately $13.6 million of cash was used in operating activities compared to approximately $17.6 million of cash used in operating activities during the same period in 2010. Cash used in operations was approximately $4.0 million lower during the nine months ended September 30, 2011 as compared to the same period in 2010. The increased cash usage for the first nine months of 2010 related primarily to the purchase of inventory for the initial startup of CigRx® manufacturing and related research and development expenditures for CigRx®.

Net Cash From Investing Activities. During the nine months ended September 30, 2011, a total of $0.5 million of cash was used for investing activities, primarily for equipment purchases related to the manufacturing of our CigRx® and Anatabloc™ dietary supplements. During the same period in 2010, we used $1.0 million of cash for investing activities related primarily to equipment purchases for the production of CigRx®, which was introduced in August 2010.
Net Cash From Financing Activities. During the nine months ended September 30, 2011, we generated net cash from financing activities of approximately $11.3 million, primarily through the sale of common stock, stock options and warrant exercises for gross proceeds of approximately $13.2 million. During the same period in 2010, we generated net cash from financing activities of approximately $12.5 million, primarily through the sale of common stock for gross proceeds of approximately $13.8 million. During the nine month periods ended September 30, 2011 and 2010, we repaid debt in the amounts of $1.9 million and $1.3 million, respectively.
Net Cash Used in MSA Escrow Payments. Given the fact that we discontinued the sale of cigarettes in June 2007, we did not make any deposits into escrow during the nine months ended September 30, 2011 and 2010 for the sale of cigarettes in the MSA states and we do not expect to have any material MSA obligations in the future.
Cash Demands on Operations
During the nine months ended September 30, 2011, we had losses from continuing operations that totaled $17.5 million.
Contingent Liabilities and Cash Demands
B&W Agreements. Under the Restated Master Agreement with B&W, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we currently owe approximately $5.6 million on our long-term tobacco curing barn loan. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly payments that continue until December 2013. The debt is unsecured.
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
Following the August 26, 2011 decision issued by the Federal Circuit Court of Appeals in our RJR patent infringement litigation, RJR filed a Petition for Rehearing and Rehearing En Banc as to the Court’s determination on the issue of the definiteness of the patent claims at issue in the case and we are continuing to purse that issue before the Federal Circuit. We anticipate incurring significant expenses for legal fees and costs in connection with this appeal and the RJR litigation for the foreseeable future.
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

Prior to the introduction of CigRx® and Anatabloc™ we obtained product liability insurance for these products as nutraceutical products. This insurance covers claims arising from product defects or claims arising out of the sale, distribution and marketing of CigRx® or Anatabloc™. There have been no claims asserted to date with respect to the manufacturer, sale or use of our CigRx® or Anatabloc™ products. If any such claims are asserted in the future and ultimately result in liability that exceeds the limits of our insurance coverage, we would be liable for any such excess amount.
MSA Escrow Obligations. Since June 2007 we have been focusing our activities on the sale of smokeless tobacco products, as opposed to cigarettes. As a result, we do not anticipate incurring MSA escrow obligations for cigarette sales in 2011 or thereafter.
Virginia Sales and Use Tax Assessment. On July 14, 2011 we filed a complaint in the Circuit Court for Mecklenburg County, Virginia seeking a determination that the purchase of our company’s curing barns was exempt from Virginia sales and use tax and an abatement of all taxes and interest assessed against our company by Virginia’s Commissioner of Revenue. The Commonwealth of Virginia filed an answer to our complaint on July 29, 2011 asserting that the assessment amount was properly determined.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk
We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.
Our outstanding long-term debt of $5.7 million bears interest at a rate of prime plus 1%. As a result, our company is subject to interest rate exposure on this obligation.

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
Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of September 30, 2011, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.
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
In May 2001, we filed a patent infringement action against RJR in the United States District Court for Maryland, Southern Division, or District Court, to enforce our company’s rights under U.S. Patent No. 6,202,649 (‘649 Patent), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, we filed a second patent infringement lawsuit against RJR in the District Court based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401) (‘401 Patent). The new patent is a continuation of the ‘649 Patent, and on August 27, 2002 the two suits were consolidated.
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
Following briefing and oral argument, the Court of Appeals on August 25, 2008 issued a unanimous opinion reversing the rulings by the District Court that had found the patents at issue in the RJR litigation unenforceable because of inequitable conduct during the prosecution of the patents before the United States Patent and Trademark Office and invalid because the patents were indefinite. As part of its opinion, the Court of Appeals ordered that the case be remanded to the District Court for further proceedings on the merits of the infringement claims. Following remand from the Court of Appeals, the case was tried to a jury in the District Court between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, we filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial. That motion was denied on December 21, 2009 and judgment was entered on the jury verdict that day. We filed a Notice of Appeal to the Court of Appeals on December 22, 2009. In a decision issued on August 26, 2011, the Court of Appeals reversed the jury finding as to the patent defenses of anticipation, obviousness, indefiniteness and failure to disclose best mode and reconfirmed the validity of the patent claims at issue in the litigation. At the same time the Court of Appeals affirmed the jury finding of non-infringement for the growing years at issue in the litigation (2001 and 2002). RJR has sought reconsideration of the decisions with respect to definitiveness and it’s Petition for Rehearing or Rehearing En Banc is currently pending before the Court of Appeals.
On November 30, 2009, RJR filed a motion for a bill of costs in the amount of $442 thousand. RJR also filed a motion requesting the District Court to determine that this is an “exceptional” case under 35 U.S.C. § 285 and award attorneys’ fees of approximately $35 million under that provision and/or under 28 U.S.C. § 1927 on the basis that attorneys’ fees were unreasonably multiplied during the litigation. As part of the Orders issued on December 21, 2009, the District Court stayed the motion for attorneys’ fees until after a ruling on the pending appeal and resolution of the reexamination before the U.S. Patent and Trademark Office. The District Court on January 8, 2010 stayed any further briefing on the renewed petition for a bill of costs that RJR filed on December 30, 2009. Any arguable basis for an award of attorneys’ fees should be eliminated based on the decision by the Federal Circuit upholding the validity of each of the claims in the patents at issue in the RJR litigation and the earlier decision by the U.S. Patent and Trademark Office, in March 2011, confirming that the claims at issue in the RJR case were valid over the prior art. Because the likelihood of an unfavorable ruling on the fee motion and bill of cost is not determinable at this time and the amount of any potential assessment cannot be reasonably estimated, no amounts have been accrued for these items in the accompanying condensed consolidated financial statements.

On May 29, 2009, we filed a new complaint against RJR for patent infringement during the period beginning 2003 through the filing date of the complaint. In an Order dated January 8, 2010, the District Court stayed any further action in this case until after a ruling on the appeal in the initial infringement action against RJR. Unless the Court of Appeals issues a new decision with respect to its ruling on definiteness, we will be free to pursue our claims against RJR in the new case filed in 2009 as well as to enforce our patents rights against any other persons or entities infringing the patents that were at issue in the initial RJR litigation.
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
101
The following financial information from the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements (4)

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

(4)	Furnished electronically herewith.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.
Date: November 9, 2011	/s/ Park A. Dodd, III
Authorized Signatory and
Chief Financial Officer