Form 10-Q
period 2012-03-31
STAR SCIENTIFIC INC
filed 2012-05-10
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-15324

________________

STAR SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

________________

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

________________

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

As of May 1, 2012, 145,708,299 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this quarterly report on Form 10-Q, or Report, to “Star Scientific,” “Company,” “we,” “our,” “us,” “our company” and similar terms refer to Star Scientific, Inc. and its wholly owned subsidiaries Rock Creek Pharmaceuticals, Inc., a Delaware corporation and Star Tobacco, Inc., a Virginia corporation, which also may be referred to in this Report as “Rock Creek” and “Star Tobacco,” respectively.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as "anticipates," "believes," "estimates," "continues," "likely," "may," "opportunity," "potential," "projects," "will," "expects," "plans," "intends" and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives through Rock Creek and Star Tobacco, the uncertainties inherent in the progress of scientific research, our ability to raise additional capital in the future that is necessary to maintain our business, potential disputes concerning our intellectual property, risks associated with litigation regarding such intellectual property, uncertainties associated with the development, testing and regulatory approvals of our dietary supplement products, pharmaceutical products and low-TSNA tobacco products, market acceptance of our dietary supplements, pharmaceutical products, smokeless tobacco products, competition from companies with greater resources than us and our dependence on key employees.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Part II — Item 1A — Risk Factors” of this Report and “ Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 15, 2012.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in “Part II — Item 1A — Risk Factors” of this Report and “ Item 1A — Risk Factors” of our Annual Report in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,280	$10,188
Trade accounts receivable, net	28	39
Receivable from sale of licensing rights	31	30
Inventories, net	2,950	2740
Prepaid expenses and other current assets	1,451	737
Total current assets	20,740	13,734
Property, plant and equipment, net	2,210	2,347
Intangible assets, net of accumulated amortization	564	578
Receivable from sale of licensing rights, less current maturities	42	50
MSA escrow funds	379	368
Total assets	$23,935	$17,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,519	$2,519
Accounts payable, trade	2,009	1,849
Accrued expenses	482	738
Due to stockholders	50	50
Total current liabilities	5,060	5,156
Long-term debt, less current maturities	1,900	2,530
Total liabilities	6,960	7,686
Commitments and contingencies (note 6)	—	—
Stockholders’ equity:
Common stock(A)	15	14
Additional paid-in capital	230,809	218,055
Accumulated deficit	(213,849)	(208,678)
Total stockholders’ equity	16,975	9,391
Total liabilities and stockholders’ equity	$23,935	$17,077

____________

(A)	$0.0001 par value per share, 207,500,000 shares authorized, 145,708,299 and 139,255,505 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except per share data)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Net sales	$1,169	$156
Less:
Product cost of goods sold	920	439
Federal excise taxes	2	3
Gross profit (loss)	247	(286)
Operating expenses:
Marketing and distribution	1,202	822
General and administrative	3,331	4,268
Research and development	843	649
Total operating expenses	5,376	5,739
Operating loss	(5,129)	(6,025)
Other income (expense):
Interest income	7	17
Interest expense	(49)	(75)
Miscellaneous income	—	(2)
Loss before income taxes	(5,171)	(6,085)
Income tax expense	—	—
Net loss	$(5,171)	$(6,085)
Basic and diluted net loss per common share	$(0.04)	$(0.05)
Weighted average shares outstanding, basic and diluted	141,643,033	129,310,959

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

($ in thousands except per share data)

	Common stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2011	139,255,505	$14	$218,055	$(208,678)	$9,391
Stock issuance	410,000	—	1,660	—	1,660
Warrant and option exercise	6,042,794	1	10,796	—	10,797
Stock-based compensation	—	—	298	—	298
Net Loss	—	—	—	(5,171)	(5,171)
Balances, March 31, 2012 (unaudited)	145,708,299	$15	$230,809	$(213,849)	$16,975

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands except per share data)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(5,171)	$(6,085)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	124	92
(Recovery) provision for bad debt	(2)	1
Provision for inventory obsolescence	(6)	33
Loss on asset disposal	—	2
Stock-based compensation	298	1,061
Increase (decrease) in cash resulting from changes in:
Current assets	(904)	(71)
Current liabilities	(67)	290
Net cash flows used in operating activities	(5,728)	(4,677)
Investing activities:
Purchase of intangible assets	(3)	(3)
Purchase of property and equipment	—	(255)
Proceeds from sale of licensing rights	7	7
Net cash flows from (used in) investing activities	4	(251)
Financing activities:
Proceeds from issuance of common stock	1,660	8,999
Proceeds from stock option and warrant exercise	10,797	2,111
Payments on long-term debt and capital lease obligation	(630)	(630)
Net cash flows from financing activities	11,827	10,480
MSA escrow deposits	(11)	—
Increase in cash and cash equivalents	6,092	5,552
Cash and cash equivalents, beginning of period	10,188	13,193
Cash and cash equivalents, end of period	$16,280	$18,745
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$51	$77

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1.	Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2011, 2010, and 2009 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012 (the “Annual Report”).

2.	Liquidity and Capital Resources

The Company has been operating at a loss for the past ten years. Star Scientific’s future prospects will depend on its ability to generate and sustain increased revenue levels in future periods, which will largely be dependent on increased distribution and consumer acceptance of:

•	Anatabloc®, a nutraceutical dietary supplement for anti-inflammatory support introduced on August 30, 2011;

•	CigRx®, a non-nicotine, non-tobacco nutraceutical dietary supplement to temporarily decrease the desire to smoke; and

•	Ariva® and STONEWALL Hard Snuff®, the Company’s low-TSNA smokeless tobacco products.

Star Scientific introduced Anatabloc®, its dietary supplement for anti-inflammatory support, on August 30, 2011 through an interactive website and a customer service center. Since August 2011, sales of the Company’s dietary supplement products, Anatabloc® and CigRx®, have generated the largest portion of its gross revenues including for the three months ended March 31, 2012. Rock Creek's first dietary supplement product, CigRx® was introduced into the market in August 2010. Rock Creek had no revenue stream prior to the introduction of CigRx® in 2010. The Company’s very low-TSNA dissolvable tobacco products, Ariva® and STONEWALL Hard Snuff®, are manufactured and sold by its other subsidiary, Star Tobacco, Inc. In 2010 the Company filed applications with the FDA, to have variants of its ARIVA® and STONEWALL Hard Snuff® low-TSNA dissolvable products designated by the FDA as "modified risk tobacco products" under the FDA Tobacco Act. On March 17, 2011 the FDA issued a decision holding that it currently does not have jurisdiction over the Company’s Ariva-BDL™ and Stonewall-BDL™ products. Star Scientific is currently reviewing the manufacturing and marketing opportunities related to these products.

The Company’s future prospects also will be dependent on Rock Creek's ability to increase sales of its dietary supplements, develop additional nutraceutical products and pharmaceutical products and on its ability to begin generating significant revenues through royalties from the patented tobacco curing process for which it is the exclusive licensee. Two of those patents for which it is the exclusive licensee have been the subject of prolonged litigation with RJ Reynolds Tobacco Company, Inc., or RJR, that began in 2001. A jury trial in that case took place between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case, and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. In a decision issued on August 26, 2011, the United States Court of Appeals for the Federal Circuit reversed the jury finding as to the patent defenses of anticipation, obviousness, indefiniteness and failure to disclose best mode and reconfirmed the validity of each of the patent claims at issue in the litigation. At the same time the Court affirmed the jury finding of non-infringement for the growing years at issue in the litigation (2001 and 2002). RJR filed a Petition for Rehearing or Rehearing En Banc with the Federal Circuit which was denied on November 29, 2011. On February 28, 2012 RJR filed a petition for certiorari with the Supreme Court following denial of its petition for rehearing and rehearing en banc by the Federal Circuit Court of Appeals. The Company’s response is due by May 29, 2012. On May 29, 2009, the Company filed a new complaint against RJR for patent infringement during the period beginning 2003 and continuing to the filing date of the new complaint. That new case had been stayed pending the outcome of the appeal to the Federal Circuit and along with the original case have been referred to a magistrate judge for mediation/settlement discussions.

As of March 31, 2012 the Company had a working capital surplus of approximately $15.7 million, which included cash of approximately $16.3 million. Future anticipated cash needs during the next twelve months include:

•	costs in connection with RJR patent infringement litigation;

•	monthly principal and interest payments of approximately $225 thousand in connection with the repayment of the Company’s long-term debt; and

•	funding of other aspects of the Company’s current operations in light of continued operating losses.

The Company expects that it will continue to derive increased revenues from the sales of its dietary supplement products on a going-forward basis. It also expects to continue to incur losses in connection with the sale of its smokeless tobacco products for the foreseeable future. Sales of smokeless tobacco have been stable over the past several quarters but remain at low levels. Substantially increased sales would be required to reach a breakeven level for these products.

The Company expects to continue to pursue opportunities for expanding the sales and marketing efforts for its dietary supplement products, continuing the work of Rock Creek in developing other pharmaceutical and dietary supplement products and the sales and licensing its low-TSNA smokeless tobacco products and related technology. While the Company may seek to obtain funds in the future through debt financing, there are significant limitations on its ability to obtain new debt financing, including its agreements with the Brown & Williamson Tobacco Co., or B&W. Moreover, its ability to raise future financings on terms acceptable to it (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of the Company’s stock price and its operational performance. Any equity financing will be dilutive to the Company’s existing shareholders.

The Company expects to have sufficient funding to sustain operations through the first quarter 2013. Depending upon sales levels, market conditions and the price of its common stock, the Company may decide to seek additional funds before that time. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms.

The Company had a consolidated loss for the three months ended March 31, 2012 of approximately $5.2 million.

3.	Inventories

Inventories consist of the following as of March 31, 2012:

$ thousands
Raw materials	$1,656
Packaging materials	1,862
Work in process	199
Finished goods	529
Obsolescence allowance	(1,296)
$2,950

4.	Long-Term Debt

Long-term debt consists of the following as of March 31, 2012:

$ thousands
Notes payable to RJR in monthly installments of principal at $208 thousand until fully paid in December 2013 plus interest at prime plus 1% (4.25% at March 31, 2012)	$4,396
Vehicle note payable in monthly installments of $1.7 thousand including interest at 1.9% annually for 36 months ending April 2013	23
Total long term debt	4,419
Less current maturities	(2,519)
Long term portion of debt	$1,900

The future maturities of long-term debt without regard to potential royalty offsets are as follows:

At March 31,	$ thousands
2012	$2,519
2013	1,900
Total notes payable and long term debt	$4,419

5.	Stockholders’ Equity

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

The Company granted 100,000 stock options to a Company consultant on January 30, 2012 with a term of 5 years which vested on the date of the grant. The grant has an exercise price of $2.83. The Company recorded $185,001 as advertising expense recorded in marketing and distribution computed using the Black-Scholes valuation method for this grant.

The Company granted 970,000 stock options to Officers, Employees and Directors of the company subsequent to March 31, 2012. See Note 8 “Subsequent Events” for detail discussions of these grants.

At March 31, 2012, there were 17,014,000 options issued and outstanding with a weighted average exercise price of $2.68 per share. The intrinsic value of the exercisable options on March 31, 2012 was $9.5 million.

A summary of the status of the Company’s unvested stock options at March 31, 2012, and changes during the quarter then ended, is presented below.

Non-vested Stock Options	Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2011	3,395,000	$2.50
Granted	—	—
Vested	110,000	$2.59
Forfeited	—	—
Non-vested at March 31, 2012	3,285,000	$2.50

As of March 31, 2012, there was $8.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans.

During the three months ended March 31, 2012, 75,000 stock options were exercised with an intrinsic value of $90 thousand.

Warrant activity:

On February 28, 2012, the Company entered into a Securities Purchase and Registration Rights Agreement ("Agreement No. 1") with an accredited investor (the "Investor") who held previously issued warrants for: (i) 3,260,869 shares of the Company's common stock, par value $0.0001 per share ("Common Stock"), at an exercise price of $2.00 per share and (ii) 2,554,385 shares of the Company's Common Stock at an exercise price of $1.50 per share (collectively, the "Prior Warrants").

Pursuant to Agreement No. 1, in order to induce the Investor to immediately exercise the Prior Warrants, the Company agreed to grant the Investor new warrants with an exercise price of $4.05 per share for the same amount of shares of Common Stock as the Prior Warrants (the "New Warrants") in exchange for the exercise of the Investor's Prior Warrants for cash whereby the Investor purchased 5,815,254 shares of Common Stock for gross proceeds to the Company of $10.4 million (collectively, the "First February 28 Transaction"). The New Warrants are exercisable immediately into an aggregate of 5,815,254 shares of Common Stock and expire on February 28, 2017.

Additionally, on February 28, 2012, the Company entered into a Securities Purchase and Registration Rights Agreement ("Agreement No. 2") with the Investor to sell 410,000 shares (the "Shares") of the Company's Common Stock at $4.05 per share and warrants to purchase an aggregate of 410,000 shares of Common Stock at an exercise price of $4.05 per share (the "Warrants") (collectively, the "Second February 28 Transaction"). The Second February 28 Transaction resulted in gross proceeds to the Company of $1.7 million. The Warrants are first exercisable on August 28, 2012 and expire on August 28, 2017.

In addition to the warrants exercised in connection with the Securities Purchase and Registration Rights Agreement noted above, 152,540 warrants were exercised during the three months ended March 31, 2012 resulting in gross proceeds to the Company of $247 thousand.

The aggregate intrinsic value of all warrants exercised amounted to $13.4 million.

As of March 31, 2012 the Company had 36,209,167 warrants outstanding with a weighted average exercise price of $2.25 per share. The intrinsic value of the exercisable warrants at March 31, 2012 was $42.3 million.

Net Loss Basic and Diluted Per Common Share:

Due to the Company’s net losses, both basic and diluted loss per share were $(0.04) and $(0.05) for the three months ended March 31, 2012 and 2011, respectively. An aggregate of 53,246,167 at March 31, 2012 and 44,721,907 at March 31, 2011 of stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.

6.	Commitments, Contingencies and Other Matters

RJR Litigation:

On February 28, 2012 RJR filed a petition for certiorari to the Supreme Court following denial of its petition for rehearing and rehearing en banc by the Federal Circuit Court of Appeals. The Company’s response is due on or before May 29, 2012.

Virginia Sales and Use Tax Assessment:

There has been no change in the status of this contingency since December 31, 2012.

Commitments

The Company has purchase order and other operating supply commitments totaling $1.6 million as of March 31, 2012.

7.	Segment Information

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

	Three months ended March 31
	2012	2011
	$ thousands
Revenues:
Dissolvable tobacco	$100	$110
Dietary supplement	1,069	46
Total revenue	1,169	156
Operating losses:
Dissolvable tobacco	(596)	(700)
Dietary supplement	(1,504)	(1,410)
Depreciation and amortization	(124)	(92)
Corporate expenses	(2,905)	(3,823)
Operating losses	(5,129)	(6,025)
Interest (expense) income-net	(42)	(58)
Miscellaneous (expense) income-net	—	(2)
Income tax benefit	—	—
Net losses	$(5,171)	$(6,025)

The following table provides allocation of assets by segment.

	March 31, 2012	December 31, 2011
	$ thousands
Net assets:
Dissolvable tobacco	$1,416	$1,612
Dietary supplement	6,419	4,476
Corporate—includes $15,230 and $9,926 in cash, respectively	16,100	10,989
Total net assets	$23,935	$17,077

8.	Subsequent Events

Stock option grants and bonus awards.

The Company’s Board of Directors, upon recommendation of its Compensation Committee, approved a stock option grant for 100,000 shares with an exercise price of $3.28 and a five year term to one employee who transitioned out of the company effective April 1, 2012 and approved a stock option grant effective April 15, 2012 for 100,000 shares with an exercise price of $2.83 for the Company’s new Vice President Investor Relations and Communications, upon her joining the Company in that role. Fifty thousand of those options were fully vested on the date of the grant with the remaining 50,000 vesting one year from the date of the grant. The Company will record an expense for the options in the second fiscal quarter ending June 30, 2012 of $325 thousand. The options have a ten-year term and the portion of the options grant vesting in one year have a value of $115 thousand that will be amortized over the twelve months from the date of the grant. The options were valued using the Black-Scholes option pricing model which is recognized by accounting principles generally accepted in the United States.

On April 5, 2012 the Company’s Board of Directors, upon recommendation of its Compensation Committee, approved stock option grants to its Independent Directors and certain officers and employees for an aggregate of 770,000 shares at an exercise prices of $3.02 per share (the “Options”). The Options were fully vested on the date of the grant and have a ten-year term. The Company will record an expense for the Options in the second fiscal quarter ending June 30, 2012 of $1.8 million, as calculated using the Black-Scholes option pricing model which is recognized by accounting principles generally accepted in the United States.

The issuance of the options noted above increases the Company’s outstanding options to 17,984,000 with a weighted average exercise price of $2.70.

On April 5, 2012 the Company’s Board of Directors also awarded cash bonus awards to ten officers and employees in recognition of the employees contributions to the successful launch of the Company’s Anatabloc® dietary supplement in the aggregate amount of $270,000. Also, the Board of Directors established a discretionary bonus/incentive plan for the Company’s Vice President of Sales and Marketing under which he will receive a bonus of one-half of one percent on gross revenue of Anatabloc® sales beginning March 1, 2012, as well as milestone payments of $10,000, $20,000, $50,000 and $100,000 when Anatabloc® sales reach gross revenue of $10.0 million, $20.0 million, $50.0 million and $100.0 million respectively. The payment of the cash bonus as well as any bonus payments under the bonus/incentive plan occurring during the second quarter will be recorded as an expense in that quarter.
12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report, filed with the SEC on March 15, 2012. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Overview

We are a technology-oriented company with a mission to promote maintenance of a healthy metabolism and to reduce the harm associated with the use of tobacco at every level. Over the last several years, through our Rock Creek subsidiary, we have been engaged in:

•	the manufacture, sale, marketing and development of two non-nicotine nutraceutical, dietary supplements designed to promote the maintenance of a healthy metabolism: Anatabloc®, for anti-inflammatory support, and CigRx®, our tobacco alternative; and

•	the development of other nutraceuticals dietary supplements and pharmaceutical products, particularly products that have a botanical-based component and that are designed to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia, depression and tobacco dependence.

We also have continued our prior efforts relating to:

•	the development, implementation and licensing of the technology behind our proprietary StarCured® tobacco curing process, which substantially prevents the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco-specific nitrosamines, or TSNAs;

•	the manufacture, sales, marketing and/or development of very low-TSNA dissolvable smokeless tobacco products that carry enhanced warnings beyond those required by the Family Smoking Prevention and Tobacco Control Act, or FDA Tobacco Act, including ARIVA® compressed powdered tobacco cigalett® pieces, STONEWALL Hard Snuff® and modified risk tobacco products.

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

Prospects for Our Operations

The recurring losses generated by our business continue to impose significant demands on our liquidity. We introduced Anatabloc®, our dietary supplement for anti-inflammatory support, in August 2011 through an interactive website and a customer service center. Net sales of Anatabloc® and CigRx®, our dietary supplement products, were $1.1 million in the three months ended March 31, 2012, which constituted most of our gross sales for the period. Sales of our dietary supplements in April 2012 exceeded sales for March 2012, consistent with the trend in sales for our dietary supplements since the introduction of Anatabloc® in August 2011. While Rock Creek also is pursuing the development of pharmaceutical products that would treat a range of neurological conditions, including Alzheimer's disease, Parkinson's disease, schizophrenia and depression, given the typical long lead time for federal approval of pharmaceutical products, we do not expect that Rock Creek will generate any revenues for the foreseeable future from the sale of pharmaceutical products. Rather, in addition to the manufacture and sale of Anatabloc® and CigRx®, we intend to focus Rock Creek’s near term efforts on the development and market introduction of other non-nicotine nutraceutical products and, on a longer-term basis, on the research and development of a range of pharmaceutical products, including tobacco-based pharmaceutical products utilizing certain Monoamine Oxidase inhibitors, or MAO agents, in tobacco. Sales of our low-TSNA smokeless tobacco products and licensing revenue during the three months ended March 31, 2012 were consistent with the same period in the prior year, but continue to be de minimis.

Our prospects for operations also will depend on the distribution and consumer acceptance of our dietary supplements and low-TSNA dissolvable smokeless tobacco products. In addition, we intend to continue to explore the development of new dietary supplements, pharmaceutical products, and low-TSNA dissolvable tobacco products such as “modified risk tobacco products” independently and/or through alliances with third-parties, including tobacco, dietary supplement and pharmaceutical companies. Our future results of operations are also dependent on our ability to begin generating significant revenues through royalties from the patented tobacco curing process and related technology of which we are the exclusive licensee.

We experienced net revenue of approximately $1.2 million for the three months ended March 31, 2012 and an operating loss from continuing operations of approximately $(5.2) million. The recurring losses generated by our operations continue to impose significant demands on our company’s liquidity. As of March 31, 2012, we had approximately $15.7 million of working capital, including approximately $16.3 million of cash and cash equivalents in current assets. Absent the exercise of outstanding warrants and options for cash or a substantial improvement in sales and revenues and/or royalties, we believe that the recent funding we completed in February 2012 will support our operations through the first quarter 2013. However, depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that date.

Dietary Supplements and Development of Tobacco-based Pharmaceutical Products. Anatabloc®, which is intended to provide anti-inflammatory support, is currently being sold through our interactive website, a customer service center and through, GNC, a retailer of dietary supplements, initially through its online store and, beginning in late March 2012, at GNC owned and franchised retail locations. Initially, marketing of Anatabloc® was directed toward physicians and other healthcare professionals. More recently we have been focusing our marketing efforts on athletes and other groups of individuals who regularly deal with issues relating to inflammation. In 2009, Rock Creek developed a non-nicotine, non-tobacco nutraceutical, CigRx®, that is intended to temporarily reduce the desire to smoke. CigRx® is currently available through our interactive website and customer service center and at retail locations in the Richmond, Virginia area, the northeast and northwest regions of the United States. Through Rock Creek we are exploring the development of other related nutraceutical products that may assist in stabilizing the metabolism, pharmaceutical products with clinical claims, and for the treatment of tobacco dependence, a “relapse prevention product” to assist smokers during nicotine withdrawal, with the goal of higher quit rates and for a range of neurological conditions, including Alzheimer's disease, Parkinson's disease, schizophrenia and depression.

Low-TSNA Dissolvable Smokeless Tobacco. Net Sales were $0.1 million in the three months ended March 31, 2012 and 2011. During each of these periods, STONEWALL Hard Snuff® represented a majority of our dissolvable tobacco sales. Since the reorganization of Star Tobacco’s sales force in late 2009, we have been concentrating sales efforts for our dissolvable tobacco products in the Richmond Metropolitan area and with established regional and national retail chain customers. Sales of our dissolvable tobacco products continue to be de minimis. We continue to work to increase the distribution and consumer acceptance of low-TSNA smokeless tobacco products as well as the improvement of our existing very low-TSNA products, and the development of other smokeless tobacco products, independently and through alliances with other tobacco manufacturers. However, our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts.

“Modified risk tobacco products”. In 2010 we filed applications with the FDA to have a version of our low-TSNA products (Ariva-BDL™ and Stonewall-BDL™) designated by the FDA as "modified risk tobacco products" and we filed a similar application for a Stonewall Moist-BDL™, a traditional moist snuff product, on February 1, 2011. In March 17, 2011, the FDA issued a decision holding that it currently does not have jurisdiction over the Ariva-BDL™ and Stonewall-BDL™ products. The decision by the FDA clears the way for us to proceed with marketing of the Ariva-BDL™ and Stonewall-BDL™ products without the regulatory restrictions applicable to tobacco products over which the FDA has asserted jurisdiction. In August 2011, we voluntarily withdrew our application for our Stonewall Moist-BDL™ product and we are currently considering the manufacturing and marketing opportunity for that product and our Ariva-BDL™ and Stonewall-BDL™ products.

Licensing and Intellectual Property. In 2011 and in 2010 we filed five U.S. patent applications relating to our dietary supplement products, uses of the products and product formulations. These included two applications for therapeutic treatment methods involving the administrations of anatabine, its isomers and any derivatives thereof, an application relating to the administration of anatabine, or an isomer or salt thereof, for treating chronic inflammation that may be associated with disorders such as thyroiditis, cancer, arthritis, Alzheimer’s disease, and multiple sclerosis, an application for our CigRx® formulation and an application for a relapse prevention product. We also filed provisional patent applications relating to our Anatabloc® formulation, for a new tobacco product and for an enriched form of tobacco that we expect will mature into one or more non-provisional patent applications. Further, we applied for and received a design patent for our CigRx® 20-piece dispenser in 2011. In December 2008, we filed a new U.S. patent application for a variant of our patented curing technology that results in the production of cured tobacco that contains virtually undetectable levels of carcinogenic TSNAs as measured by prevailing standards and we received a patent for this improved curing method on April 10, 2012. We also have four pending international applications that relate to inflammation-mediated disorders, our CigRx® formulation, our relapse prevention product and the administration of anatabine, its isomers and any derivatives thereof.

We are the exclusive licensee under a License Agreement with Regent Court, which grants us exclusive worldwide rights to and a right of sublicense for the StarCured® process, related patents covering the production of low-TSNA dissolvable smokeless tobacco products and the use of certain MAO agents in treating neurological conditions. For additional information related to our proprietary curing process, see “Item 1. Business — Our Patents, Trademarks and Licenses” in our Annual Report. Two of the patents under our license with Regent Court that relate to our method for producing low-TSNA tobacco have been the subject of our ongoing lawsuit against RJR that was tried to a jury in 2009. In that litigation, the Federal Circuit Court of Appeals in August 2011 issued a decision that reversed, in part, the prior jury verdict in that case and which had the effect of confirming the validity of the patent claims at issue in that litigation See “Part II---- Item 1. Legal Proceedings.” of this Report. We continue to pursue means of collecting royalties for our curing technology through licensing arrangements and through our ongoing patent litigation with RJR. While licensing of our exclusive patent rights is a major potential source of additional revenue for us, full realization of this potential also will depend on our ability to successfully defend and enforce our patent rights.

Federal Regulations of Dietary Supplements and Drug Products. Under the Food, Drug and Cosmetic Act, the FDA has authority for reviewing and approving any new drug product prior to its introduction into commerce. The FDA approval process involves, among other things, successfully completing clinical trials under an Investigational New Drug Application and obtaining a premarket approval after filing a New Drug Application, or NDA. The NDA process requires a company to prove the safety and efficacy of a new drug product to the FDA's satisfaction. The Dietary Supplement Health Education Act, or DSHEA, provides the FDA with authority over the production and marketing of dietary supplements. In certain cases DSHEA also requires notification to the FDA before a company begins to market a dietary supplement. DSHEA does not require prior approval by the FDA for the introduction of dietary supplements into the market, but does require that such products comply with the requirements of DSHEA prior to and after their introduction into commerce. See “Item 1. Business— Government Regulation” of our Annual Report for more information relating to governmental regulation of dietary supplements and new drug products.

Federal and State Legislation Relating to Cigarettes and Smokeless Tobacco Products. The manufacture and sale of cigarettes and other tobacco products are subject to extensive federal governmental regulation in the United States and by comparable authorities in many foreign countries. Under the FDA Tobacco Act, the Center for Tobacco Products within the FDA has broad authority over the manufacturing, sale and distribution of cigarettes and smokeless tobacco products, including expanded control over the introduction of new tobacco products, warnings that must be included on all tobacco products and the manner in which tobacco products may be marketed and sold. The FDA also has announced that it intends to issue a proposed regulation relating to its authority over products other than cigarettes, smokeless tobacco and snuff that meet the definition of “tobacco products” under the FDA Tobacco Act, which could impact on our modified risk products over which the FDA previously concluded it does not have jurisdiction. Also, the Tobacco Products Scientific Advisory Committee, orTPSAC, which was established as part of the FDA Tobacco Act in March 2012 completed its review of dissolvable tobacco products, TPSACs summary report was posted by the FDA on March 21, 2012. In that report TPSAC concluded that dissolvable tobacco if used exclusively “would greatly reduce the harm for smoking caused disease compared with regular use of cigarettes.” The report noted that use of dissolvable tobacco has been limited and further noted that it is unclear whether dissolvable tobacco would substitute for or be used in addition to other tobacco products, but that it appeared that users of dissolvable tobacco products smoke fewer cigarettes than non-users. See “Item 1. Business— Government Regulation” in our Annual Report for more information relating to governmental regulation of tobacco products.

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

Results of Operations

Our company’s unaudited condensed consolidated results for the three month periods ended March 31, 2012 and 2011 are summarized in the following table:

	Three Months Ended March 31,
$ thousands	2012	2011
Net sales	$1,169	$156
Cost of goods sold	920	439
Federal excise tax	2	3
Gross profit (loss)	247	(286)
Total operating expenses	5,376	5,739
Operating loss	(5,129)	(6,025)
Net loss	$(5,171)	$(6,085)
Basic and diluted loss per common share net loss	$(0.04)	$(0.05)
Weighted average shares outstanding	141,643,033	129,310,959

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Sales. For the three months ended March 31, 2012, net sales (gross sales less cash discounts, product discounts and product return allowance) were $1.2 million compared to $156 thousand during same period in 2011. Our dietary supplements contributed $1.1 million of total revenue in the three months ended March 31, 2012 which reflected sales of both of our CigRx® and Anatabloc® dietary supplements. In the three months ended March 31, 2011 our CigRx® dietary supplement contributed $46 thousand in total to dietary supplement sales. Our dissolvable tobacco net sales were $0.1 million during each of the three months ended March 31, 2012 and 2011.

Gross Profit (loss). We had a gross profit of $247 thousand for the three months ended March 31, 2012 compared to a gross loss of $(286) thousand for the same period in 2011. The improved gross profit is attributed to the increased sales of our dietary supplements, primarily Anatabloc®, while we continued to experience losses in connection with the sale of our dissolvable tobacco products.

Total Operating Expenses. Total operating expenses were approximately $5.4 million for the three months ended March 31, 2012, a decrease of approximately $0.3 million, or 6.3%, from approximately $5.7 million for the same period in 2011. General and administrative expenses decreased by approximately $0.9 million, and marketing and distribution costs increased by approximately $0.4 million. Research and development costs increased approximately $0.2 million.

Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $1.2 million for the three months ended March 31, 2012, an increase of approximately $0.4 million, or 46.2%, from approximately $0.8 million for the same period in 2011. The increase in marketing expense was attributable to the expanded promotion of our Anatabloc® dietary supplement. Dissolvable tobacco marketing expense was approximately the same during the first three months ended March 31, 2012 and 2011 as we continued to limit the marketing for our dissolvable tobacco products to a more narrow geographical area.

General and Administrative Expenses. General and administrative expenses were approximately $3.3 million for the three months ended March 31, 2012, a decrease of approximately $0.9 million, or 21.9%, from approximately $4.2 million for the same period in 2011. For the three months ended March 31, 2012, we had a non-cash charge of $0.1 million related to the issuance of options while in the comparable period in 2011 we had a charge of $1.1 million for issuance of stock options to employees and a director which resulted in a decrease of $1.0 million during the three months ended March 31, 2012 as compared to the same period in the prior year. Also, we had a decrease in legal costs of approximately $0.2 million in connection with our ongoing RJR litigation during the three months ended March 31, 2012 as compared to the same period in the prior year. These decreases were partially offset by increased executive travel costs of $0.1 million during the three months ended March 31, 2012 as compared to the same period in the prior year, related primarily to product research and development, and small increases in a variety of other expenses.

Research and Development Expenses. We expended, approximately $0.8 million on research and development in the three months ended March 31, 2012 compared to approximately $0.6 million in the comparable period in 2011. In the comparable period in 2011 there were significant research costs associated with the development of our Anatabloc® dietary supplement. The research and development cost in the three months ended March 31, 2012 related primarily to ongoing clinical trials involving our Anatabloc® product or the principal dietary ingredient in the product.

Interest Income and Expense. We had interest income of $7 thousand and interest expense of $49 thousand for the three months ended March 31, 2012, for a net interest expense of $42 thousand during the period. For the same period in 2011, we had interest income of $17 thousand and interest expense of $75 thousand, for a net interest expense of $59 thousand. The lower interest expense for the three months ended March 31, 2012 reflected the lower outstanding balance due to the scheduled principal payments on our outstanding debt. The lower interest income during the first quarter of 2012 reflected the decrease in prevailing interest rates we received on our account balances.

Net Loss. We had a net loss of approximately $5.2 million for the three months ended March 31, 2012 compared to a net loss of approximately $6.1 million for the same period in 2011. The decreased net loss for the three months ended March 31, 2012 was primarily due to the improved gross profit of $0.5 million, a decrease in non-cash stock option expense of $1.0 million, partially offset by increases in marketing of $0.4 million primarily related to Anatabloc® and research and development increase of $0.2 million related to our clinical trials for Anatabloc®.

At March 31, 2012, we had a basic and diluted loss per share of $(0.04) compared to a basic and diluted loss per share of $(0.05) at March 31, 2011.

Liquidity and Capital Resources

We have been operating at a loss for the past ten years. Our future prospects will depend on our ability to generate and sustain increased revenue levels in future periods, which will largely be dependent on increased distribution and consumer acceptance of:

•	Anatabloc®, our nutraceutical, dietary supplement for anti-inflammatory support introduced on August 30, 2011;

•	CigRx®, our non-nicotine, non-tobacco nutraceutical dietary supplement designed to temporarily decrease the desire to smoke; and

•	Ariva® and STONEWALL Hard Snuff®, our very low-TSNA dissolvable tobacco products.

Our future prospects also will be dependent on Rock Creek's ability to develop additional nutraceutical products and pharmaceutical products and on our ability to begin generating significant revenues through royalties from the patented tobacco curing process for which we are the exclusive licensee. Two of those patents to which we are the exclusive licensee have been the subject of prolonged litigation with RJR that began in 2001. Please refer to “Part II —Item 1. Legal Proceedings” elsewhere in this Report for a detailed discussion of the RJR litigation.

For additional information with respect to our prospects of operations, see “—Prospects for Our Operations.”

As of March 31, 2012 we had a working capital surplus of approximately $15.7 million, which included cash of approximately $16.3 million in current assets. Future anticipated cash needs during 2012 include:

•	costs in connection with our RJR patent infringement litigation;

•	monthly principal and interest payments of approximately $225 thousand in connection with the repayment of our company's long-term debt; and

•	funding of other aspects of our company's current operations in light of continued operating losses.

In February 2012, through a private placement, our company received proceeds of approximately $12.0 million through the sale of 410,000 shares of common stock and new warrants to purchase up to 410,000 shares of common stock as well as the exercise for cash of warrants to purchase 5,815,254 shares of common stock and the issuance of new warrants to purchase up to 5,815,254 shares of common stock in one transaction. See our current report on Form 8-K, filed with the SEC on February 29, 2012, for a further description of these transactions. During the three months ended March 31, 2012, we received an additional $0.3 million from the exercise of stock options and warrants. Absent exercise of outstanding warrants and options for cash or a substantial improvement in revenues and/or royalties, we believe that we have sufficient funding to support our operations through the first quarter 2013, but that it will be necessary to pursue additional sources of funds during the first quarter 2013. Depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that time. There can be no assurance that we will be successful in obtaining such funding at commercially reasonable terms.

We expect to continue to pursue opportunities for expanding the sales and marketing efforts for our dietary supplement products, continuing the work of Rock Creek in developing other pharmaceutical and dietary supplement products, and the sale and licensing of our low-TSNA smokeless tobacco products and related technology. While we may seek to obtain funds in the future through debt financing, there are significant limitations on our ability to obtain new debt financing, including our agreements with B&W. Moreover, our ability to raise future financings on terms acceptable to us (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Summary of Balances and Recent Sources and Uses

As of March 31, 2012, we had a working capital surplus of approximately $15.7 million, which included cash of approximately $16.3 million in current assets.

Net Cash From Operating Activities. During the three months ended March 31, 2012, approximately $5.7 million of cash was used in operating activities compared to approximately $4.7 million of cash used in operating activities during the same period in 2011. Cash used in operations was approximately $1.0 million higher during the three months ended March 31, 2012 as compared to the same period in 2011, due primarily to increases in the inventory of raw materials to support our increased product sales of Anatabloc®.

Net Cash From Investing Activities. During the three months ended March 31, 2012, a total of $4 thousand of cash was generated by investing activities, primarily from payments for the licensing of certain of our trademarks to Tantus Tobacco under an agreement entered into in 2007.

Net Cash From Financing Activities. During the three months ended March 31, 2012, we generated net cash from financing activities of approximately $11.8 million, primarily through the exercise of warrants and stock options for $10.8 million and the sale of common stock for gross proceeds of approximately $1.6 million offset in part by debt payments of $0.6 million. During the same period in 2011, we generated net cash from financing activities of approximately $10.5 million, primarily through the sale of common stock for gross proceeds of approximately $9.0 million and the exercise of warrants and stock options of $2.1 million offset in part by long-term debt payments of $0.6 million.

Net Cash Used in MSA Escrow Payments. Given the fact that we discontinued the sale of cigarettes in June 2007, we do not have any ongoing obligation to make any deposits into escrow. During the three months ended March 31, 2012 we deposited $11 thousand into escrow for sales from 2006 in one MSA state, based on an audit of cigarette sales for that year. During the three months ended March 31, 2011 we did not make any deposits for the sale of cigarettes in the MSA states.

Cash Demands on Operations

During the three months ended March 31, 2012, we had losses from continuing operations that totaled $(5.2) million.

Contingent Liabilities and Cash Demands

B&W Agreements. Under the Restated Master Agreement with B&W, as amended by letter agreements dated December 4, 2002 and August 14, 2003, we currently owe approximately $4.4 million on our long-term tobacco curing barn loan. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly payments that continue until December 2013. The debt is unsecured.

Litigation Costs. We have entered into fee arrangements with counsel in several litigation and related matters under which certain costs related to the litigation are being advanced by counsel on our behalf. Given the contingent nature and the fact that a probability assessment of liability cannot be made at this time, no accrual has been made for this contingent liability. We have paid or accrued all existing obligations. Also, as part of our fee arrangements in certain of these matters, we have agreed to pay counsel a percentage of any damage award, a percentage of the resulting payments we actually receive in the event that the litigation is resolved in our favor or a result fee in return for a cap on fee payments during the litigation. We anticipate incurring significant expenses in terms of legal fees and costs in connection with our ongoing RJR litigation for the foreseeable future.

Prior to the introduction of Anatabloc® and CigRx® we obtained product liability insurance for these products as nutraceuticals. This insurance covers claims arising from product defects or claims arising out of the sale, distribution and marketing of our Anatabloc® and CigRx® products. There have been no claims asserted with respect to the manufacture, sale or use of our Anatabloc® and CigRx® products to date. If any such claims are asserted in the future and ultimately result in liability that exceeds the limits of our insurance coverage, we would be liable for any such excess amount.

In the past, we have maintained product liability insurance only with respect to claims that tobacco products manufactured by or for us contain any foreign object, (i.e. any object that is not intended to be included in the manufactured product). We currently do not maintain such insurance and as a result are self-insured for this risk. The product liability insurance that we previously maintained did not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that such insurance currently can be obtained. We have never been named as a defendant in any legal proceedings involving claims arising out of the sale, distribution, manufacture, development, advertising, marketing or claimed health effects relating to the use of our tobacco products. While we may be named as a defendant in the future, we believe we have conducted our business in a manner which decreases the risk of liability in a lawsuit relating to product liability because we have:

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

MSA Escrow Obligations. Since June 2007 we have been focusing our activities on the sale of smokeless tobacco products, as opposed to cigarettes. As a result, we do not anticipate incurring MSA escrow obligations for cigarette sales in 2012 or thereafter.

Virginia Sales and Use Tax Assessment. There have been no changes in the status of our Virginia Sales and Use Tax Assessment since the filing of our Annual Report with the SEC on March 15, 2012.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

Our outstanding long-term debt of $4.4 million bears interest at a rate of prime plus 1%. As a result, our company is subject to interest rate exposure on this obligation.

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of March 31, 2012, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

On August 17, 2004, the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis. Judge Garbis over the next several months issued a series of orders concerning various aspects of the case and ordered that RJR’s defense of inequitable conduct before the patent office be bifurcated from the remaining issues and tried before Judge Garbis beginning on January 31, 2005. That portion of the case was tried during the period January 31, 2005 to February 8, 2005. At the conclusion of the bench trial, the District Court advised the parties that it would take the matter under advisement, and expected to rule on this portion of the case at the same time that it ruled on the two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. On January 19, 2007, the District Court granted RJR’s Motions for Summary Judgment in part and denied these motions in part. On RJR’s Motion for Summary Judgment on the Effective Filing Date of the patents, the District Court established September 15, 1999 as the effective filing date, but denied RJR Summary Judgment of Invalidity with regard to the patents-in-suit. On RJR’s Motion for Summary Judgment on Indefiniteness, the District Court granted the motion on the basis that the term “anaerobic condition” was indefinite. On June 26, 2007 the District Court issued its ruling on RJR’s inequitable conduct defense. In its ruling the District Court held the two patents unenforceable due to inequitable conduct in their procurement and a final judgment against our company was docketed on June 27, 2007. We immediately filed a notice of appeal as to the rulings issued in January 2007 and as to the ruling on the inequitable conduct defense with the United States Court of Appeals for the Federal Circuit, or Court of Appeals.

Following briefing and oral argument, the Court of Appeals on August 25, 2008 issued a unanimous opinion reversing the rulings by the District Court that had found the patents at issue in the RJR litigation invalid because of inequitable conduct during the prosecution of the patents and because the patents were indefinite. As part of its opinion, the Court of Appeals ordered that the case be remanded to the District Court for further proceedings on the infringement complaint. Following remand from the Court of Appeals, the case was tried to a jury in the District Court between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, we filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial. That motion was denied on December 21, 2009 and judgment was entered on the jury verdict that day. We filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit Court of Appeals on December 22, 2009 and our opening brief was filed on May 5, 2010. After full briefing, Oral argument on the appeal was held before a three-judge Panel of the Federal Circuit Court of Appeals on January 11, 2011. In a decision issued on August 26, 2011, the Court of Appeals reversed the jury finding as to the patent defenses of anticipation, obviousness, indefiniteness and failure to disclose best mode and reconfirmed the validity of the patent claims at issue in the litigation. At the same time the Court of Appeals affirmed the jury finding of non-infringement for the growing years at issue in the litigation. On November 29, 2011 the Federal Circuit denied RJR’s Petition for Rehearing and Rehearing en Banc and the case was remanded to the District Court on December 15, 2011. On January 26, 2012, following a conference with counsel, the District Court issued an order referring this action and our second RJR case to a magistrate judge for mediation/settlement discussions. These proceedings are ongoing. On March 28, 2012 RJR filed a petition for certiorari with the Supreme Court to review the Federal Circuit Court of Appeals decision as to the definiteness of the patents at issue in the RJR litigation. Our Company’s response to the petition for certiorari is due on May 29, 2012. The filing of a petition for certiorari by RJR does not impact on the mediation/settlement process that is ongoing before Magistrate Judge Gauvey in the District Court in Maryland.

On November 30, 2009, RJR filed a motion for a bill of cost for $442,388.05. RJR also filed a motion requesting the District Court to determine that this is an “exceptional” case under 35 U.S.C. § 285 and award attorneys’ fees of approximately $35 million under that provision and/or under 28 U.S.C. § 1927 on the basis that attorneys’ fees were unreasonably multiplied during the litigation. As part of the Orders issued on December 21, 2009, the District Court stayed the motion for attorneys’ fees until after a ruling on the pending appeal and the reexamination before the U.S. Patent and Trademark Office. The Court on January 8, 2010 stayed any further briefing on the renewed petition for a bill of cost that RJR filed on December 30, 2009 and these issues will be addressed as part of the mediation/settlement discussions noted above. Because the likelihood of an unfavorable ruling on the fee motion and bill of cost is not determinable at this time and the amount of any potential assessment cannot be reasonably estimated, no amounts have been accrued for these items in the accompanying condensed consolidated financial statements.

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

Item 1A. Risk Factors

There are no material changes from risk factors previously disclosed in “Part I — Item 1A. Risk Factors” of our Annual Report.

Item 6. Exhibits

(a) Exhibits

Number	Description
3.1	Seventh Amended and Restated Certificate of Incorporation of Star Scientific, Inc.(1)
3.2	Amended and Restated Bylaws of Star Scientific, Inc.(2)
10.1	Securities Purchase and Registration Rights Agreement, dated February 28, 2012 by and between Star Scientific, Inc. and the Investor party thereto, including the form of Warrant attached as Exhibit A thereon
10.2	Securities Purchase and Registration Rights Agreement, dated February 28, 2012 by and between Star Scientific, Inc. and the Investor party thereto, including the form of Warrant attached as Exhibit A thereon
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(3)

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

____________

(1)	Incorporated by reference to Current Report on Form 8-K filed on December 20, 2011.

(2)	Incorporated by reference to Current Report on Form 8-K filed on December 21, 2006.

(3)	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. § 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
22

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

Date: May 10, 2012	/s/ Park A. Dodd, III
Authorized Signatory and
Chief Financial Officer

