Form 10-Q
period 2012-06-30
STAR SCIENTIFIC INC
filed 2012-08-09
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Common Stock, $0.0001 par value

(Title of Class)

________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes R☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of August 1, 2012, 145,954,158 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as "anticipates," "believes," "estimates," "continues," "likely," "may," "opportunity," "potential," "projects," "will," "expects," "plans," "intends" and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives through Rock Creek and Star Tobacco, our ability to successfully market and distribute Anatabloc®, consumer acceptance of Anatabloc®, our ability to successfully expand the Anatabloc® line of products, the uncertainties inherent in the progress of scientific research, our ability to raise additional capital in the future that is necessary to maintain our business, potential disputes concerning our intellectual property, risks associated with litigation regarding such intellectual property, uncertainties associated with the development, testing and regulatory approvals of our dietary supplement products, pharmaceutical products and low-TSNA tobacco products, market acceptance of our dietary supplements, pharmaceutical products, smokeless tobacco products, competition from companies with greater resources than us and our dependence on key employees.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Part II — Item 1A — Risk Factors” of this Report and “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 15, 2012.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,636	$10,188
Trade accounts receivable, net	43	39
Receivable from sale of licensing rights	31	30
Inventories, net	3,525	2,740
Prepaid expenses and other current assets	979	737
Total current assets	15,214	13,734
Property, plant and equipment, net	2,115	2,347
Intangible assets, net of accumulated amortization	561	578
Receivable from sale of licensing rights, less current maturities	34	50
MSA escrow funds	481	368
Total assets	$18,405	$17,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,515	$2,519
Accounts payable, trade	2,333	1,849
Accrued expenses	545	738
Due to stockholders	50	50
Total current liabilities	5,443	5,156
Long-term debt, less current maturities	1,275	2,530
Total liabilities	6,718	7,686
Commitments and contingencies (note 6)	—	—
Stockholders’ equity:
Common stock(A)	15	14
Additional paid-in capital	233,517	218,055
Accumulated deficit	(221,845)	(208,678)
Total stockholders’ equity	11,687	9,391
Total liabilities and stockholders’ equity	$18,405	$17,077

____________

(A)	$0.0001 par value per share, 207,500,000 shares authorized, 145,954,158 and 139,255,505 shares issued and outstanding as of June 30, 2012, and December 31, 2011, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Net sales	$1,590	$262	$2,760	$418
Less:
Product cost of goods sold	1,067	533	1,987	972
Federal excise taxes and USDA tobacco buyout program assessment	2	3	5	6
Gross profit (loss)	521	(274)	768	(560)
Operating expenses:
Marketing and distribution	1,462	570	2,664	1,392
General and administrative	5,760	3,615	9,091	7,883
Research and development	1,259	478	2,100	1,128
Total operating expenses	8,481	4,663	13,855	10,403
Operating loss	(7,960)	(4,937)	(13,087)	(10,963)
Other income (expense):
Interest income	4	11	11	29
Interest expense	(42)	(69)	(91)	(143)
Miscellaneous income	—	(3)	—	(5)
Net loss before income taxes	(7,998)	(4,998)	(13,167)	(11,082)
Income tax expense	—	—	—	—
Net loss	$(7,998)	$(4,998)	$(13,167)	$(11,082)
Net loss basic and diluted per common share	$(0.06)	$(0.04)	$(0.09)	$(0.08)
Weighted average shares outstanding, basic and diluted	145,777,478	134,556,823	143,710,255	131,948,382

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

($ in thousands except per share data)

	Common stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2011	139,255,505	$14	$218,055	$(208,678)	$9,391
Stock issuance	410,000	—	1,660	—	1,660
Warrant and option exercise	6,042,794	1	10,796	—	10,797
Stock-based compensation	—	—	298	—	298
Net Loss	—	—	—	(5,169)	(5,169)
Balances, March 31, 2012 (unaudited)	145,708,299	$15	$230,809	$(213,847)	$16,977
Stock issuance	—	—	—	—	—
Warrant and option exercise	245,859	—	419	—	419
Stock-based compensation	—	—	2,289	—	2,289
Net Loss	—	—	—	(7,998)	(7,998)
Balances, June 30, 2012 (unaudited)	145,954,158	$15	$233,517	$(221,845)	$11,687

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands except per share data)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(13,167)	$(11,082)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	248	185
(Recovery) provision for bad debt	(2)	(32)
Provision for inventory obsolescence	(14)	(42)
Loss on asset disposal	—	5
Stock-based compensation	2,587	1,738
Increase (decrease) in cash resulting from changes in:
Current assets	(1,015)	190
Current liabilities	321	581
Net cash flows used in operating activities	(11,042)	(8,457)
Investing activities:
Purchase of intangible assets	(17)	(8)
Purchase of property and equipment	(12)	(457)
Proceeds from sale of licensing rights	15	13
Net cash flows from (used in) investing activities	(14)	(452)
Financing activities:
Proceeds from issuance of common stock	1,660	10,000
Proceeds from stock option and warrant exercise	11,216	3,158
Payments on long-term debt and capital lease obligation	(1,259)	(1,259)
Net cash flows from financing activities	11,617	11,899
MSA escrow deposits	(113)	—
Increase in cash and cash equivalents	448	2,990
Cash and cash equivalents, beginning of period	10,188	13,193
Cash and cash equivalents, end of period	$10,636	$16,183
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$45	$71

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1.	Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the six months ended June 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2011, 2010, and 2009 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission or, SEC, on March 15, 2012 (the “Annual Report”).

2.	Liquidity and Capital Resources

The Company has been operating at a loss for the past ten years. Star Scientific’s future prospects will depend on its ability to generate and sustain increased revenue levels in future periods, which will largely be dependent on increased distribution and consumer acceptance of:

•	Anatabloc®, a nutraceutical dietary supplement for anti-inflammatory support introduced in August, 2011;

•	CigRx®, a non-nicotine, non-tobacco nutraceutical dietary supplement to temporarily decrease the desire to smoke; and

•	Ariva® and STONEWALL Hard Snuff®, the Company’s low-TSNA smokeless tobacco products.

Star Scientific introduced Anatabloc®, its dietary supplement for anti-inflammatory support, on August 30, 2011 through an interactive website and a customer service center. Since August 2011, sales of the Company’s dietary supplement products, Anatabloc® and CigRx®, have generated the largest portion of its gross revenues, including for the six months ended June 30, 2012. Rock Creek's first dietary supplement product, CigRx® was introduced into the market in August 2010. Rock Creek had no revenue stream prior to the introduction of CigRx® in 2010. The Company’s very low-TSNA dissolvable tobacco products, Ariva® and STONEWALL Hard Snuff®, are manufactured and sold by its other subsidiary, Star Tobacco, Inc. Since the introduction of its dietary supplements, the Company has been focusing the majority of its resources on the sale and marketing of those products, particularly Anatabloc®.

The Company’s future prospects will be dependent primarily on Rock Creek's ability to increase sales of its dietary supplements, develop additional nutraceutical products and pharmaceutical products and on the Company’s ability to begin generating significant revenues through royalties from the patented tobacco curing process for which it is the exclusive licensee. Two of those patents for which it is the exclusive licensee have been the subject of prolonged litigation with RJ Reynolds Tobacco Company, Inc., or RJR, that began in 2001. A jury trial in that case took place between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case, and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. In a decision issued on August 26, 2011, the United States Court of Appeals for the Federal Circuit reversed the jury finding as to the patent defenses of anticipation, obviousness, indefiniteness and failure to disclose best mode and the Court reconfirmed the validity of each of the patent claims at issue in the litigation. At the same time the Court affirmed the jury finding of non-infringement for the growing years at issue in the litigation (2001 and 2002). RJR filed a Petition for Rehearing or Rehearing En Banc with the Federal Circuit which was denied on November 29, 2011. On February 28, 2012 RJR filed a petition for certiorari with the Supreme Court following denial of its petition for rehearing and rehearing en banc by the Federal Circuit Court of Appeals. The Company timely filed its response on May 29, 2012 and the petition for certiorari will be considered by the Supreme Court at a conference scheduled for September 24, 2012. On May 29, 2009, the Company filed a new complaint against RJR for patent infringement during the period beginning 2003 and continuing to the filing date of the new complaint. That new case had been stayed pending the outcome of the appeal to the Federal Circuit and along with the original case, both have been referred to a magistrate judge for mediation/settlement discussions.

As of June 30, 2012 the Company had a working capital surplus of approximately $9.8 million, which included cash of approximately $10.6 million. Future anticipated cash needs during the next twelve months include:

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

The Company expects to continue to pursue opportunities for expanding the sales and marketing efforts for its dietary supplement products, continuing the work of Rock Creek in developing other pharmaceutical and dietary supplement products and the sales and licensing of its low-TSNA smokeless tobacco products and related technology. While the Company may seek to obtain funds in the future through debt financing, there are significant limitations on its ability to obtain new debt financing, including its agreements with the Brown & Williamson Tobacco Co., or B&W. Moreover, its ability to raise future financings on terms acceptable to it (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of the Company’s stock price and its operational performance. Any equity financing will be dilutive to the Company’s existing shareholders.

The Company expects to have sufficient funding to sustain operations through the fourth quarter 2012. Depending upon sales levels, market conditions and the price of its common stock, it may be necessary for the Company to seek additional funds. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms.

The Company had a consolidated loss for the six months ended June 30, 2012 of approximately $13.2 million.

3.	Inventories

Inventories consist of the following as of June 30, 2012:

$ thousands
Raw materials	$2,164
Packaging materials	1,759
Work in process	79
Finished goods	813
Obsolescence allowance	(1,290)
$3,525

4.	Long-Term Debt

Long-term debt consists of the following as of June 30, 2012:

$ thousands
Notes payable to RJR in monthly installments of principal at $208 thousand until fully paid in December 2013 plus interest at prime plus 1% (4.25% at June 30, 2012)	$3,772
Vehicle note payable in monthly installments of $1,700 including interest at 1.9% annually for 36 months ending April 2013	18
Total long term debt	3,790
Less current maturities	(2,515)
Long term portion of debt	$1,275

The future maturities of long-term debt without regard to potential royalty offsets are as follows:

At June 30,	$ thousands
2012	$2,515
2013	1,275
Total notes payable and long term debt	$3,790

5.	Stockholders’ Equity

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

The Company granted 100,000 stock options to a Company consultant on January 30, 2012 with a term of 5 years which vested on the date of the grant. The grant, which was exercised in June 2012, had an exercise price of $2.83. The Company recorded $185,001 as advertising expense recorded in marketing and distribution computed using the Black-Scholes valuation method for this grant.

The Company’s Board of Directors, upon recommendation of its Compensation Committee, approved a stock option grant for 100,000 shares with an exercise price of $3.28 and a five year term to one employee who transitioned out of the company effective April 1, 2012 and approved a stock option grant effective April 15, 2012 for 100,000 shares with an exercise price of $2.83 for the Company’s new Vice President Investor Relations and Communications, upon her joining the Company in that role. Fifty thousand of those options were fully vested on the date of the grant with the remaining 50,000 vesting one year from the date of the grant. The Company recorded an expense for the options in the second fiscal quarter ending June 30, 2012 of $325 thousand. The options have a ten-year term and the portion of the options grant vesting in one year have a value of $115 thousand that will be amortized over the twelve months from the date of the grant. The options were valued using the Black-Scholes option pricing model which is recognized by accounting principles generally accepted in the United States.

On April 5, 2012 the Company’s Board of Directors, upon recommendation of its Compensation Committee, approved stock option grants to its Independent Directors and certain officers and employees for an aggregate of 770,000 shares at an exercise prices of $3.02 per share (the “Options”). The Options were fully vested on the date of the grant and have a ten-year term. The Company recorded an expense for the Options in the second fiscal quarter ending June 30, 2012 of $1.8 million, as calculated using the Black-Scholes option pricing model which is recognized by accounting principles generally accepted in the United States.

At June 30, 2012, there were 17,710,000 options issued and outstanding with a weighted average exercise price of $2.71 per share. The intrinsic value of the exercisable options on June 30, 2012 was $27.3 million.

A summary of the status of the Company’s unvested stock options at June 30, 2012, and changes during the three months then ended, is presented below.

Non-vested Stock Options	Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2011	3,395,000	$2.50
Granted	50,000	2.83
Vested	110,000	$2.59
Forfeited	—	—
Non-vested at June 30, 2012	3,335,000	$2.50

As of June 30, 2012, there was $8.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans.

During the six months ended June 30, 2012, 349,000 stock options were exercised with an intrinsic value of $693 thousand.

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

In addition to the warrants exercised in connection with the Securities Purchase and Registration Rights Agreement noted above, 152,540 warrants were exercised during the six months ended June 30, 2012 resulting in gross proceeds to the Company of $247 thousand.

The aggregate intrinsic value of all warrants exercised amounted to $13.4 million.

As of June 30, 2012 the Company had 36,209,167 warrants outstanding with a weighted average exercise price of $2.25 per share. The intrinsic value of the exercisable warrants at June 30, 2012 was $83.3 million.

Net Loss Basic and Diluted Per Common Share:

Due to the Company’s net losses, both basic and diluted loss per share were $(0.09) and $(0.08) for the six months ended June 30, 2012 and 2011, respectively. An aggregate of 53,919,167 at June 30, 2012 and 43,996,907 at June 30, 2011 of stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.

6.	Commitments, Contingencies and Other Matters

RJR Litigation:

On February 28, 2012, RJR filed a petition for certiorari to the Supreme Court following denial of its petition for rehearing and rehearing en banc by the Federal Circuit Court of Appeals. The Company’s response was timely filed on May 29, 2012 and the petition for certiorari will be considered by the Supreme Court at a conference scheduled for September 24, 2012.

Virginia Sales and Use Tax Assessment:

There has been no change in the status of this contingency since December 31, 2011.

Commitments

The Company has purchase order and other operating supply commitments totaling $1.1 million as of June 30, 2012.

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

	Six months ended June 30
	2012	2011
	$ thousands
Revenues:
Dietary supplement	$2,518	$177
Dissolvable tobacco	242	241
Total revenue	2,760	418
Operating losses:
Dietary supplement	(3,942)	(2,486)
Dissolvable tobacco	(1,168)	(1,443)
Depreciation and amortization	(249)	(184)
Corporate expenses	(7,728)	(6,850)
Operating losses	(13,087)	(10,963)
Interest (expense) income-net	(80)	(114)
Miscellaneous (expense) income-net	—	(5)
Income tax benefit	—	—
Net losses	$(13,167)	$(11,082)

The following table provides allocation of assets by segment.

	June 30, 2012	December 31, 2011
	$ thousands
Net assets:
Dietary supplement	$5,773	$4,476
Dissolvable tobacco	1,624	1,612
Corporate—includes $10,265 and $9,926 in cash, respectively	11,008	10,989
Total net assets	$18,405	$17,077

8.	Employee Bonuses

On April 5, 2012 the Company’s Board of Directors awarded cash bonus totaling an aggregate of $270,000 to ten officers and employees in recognition of their contributions to the successful launch of the Company’s Anatabloc® dietary supplement. Also, the Board of Directors established a discretionary bonus/incentive plan for the Company’s Vice President of Sales and Marketing under which he receives a bonus of one-half of one percent on gross revenue of Anatabloc® sales beginning as of March 1, 2012, as well as milestone payments of $10,000, $20,000, $50,000 and $100,000 when Anatabloc® sales reach gross revenue of $10.0 million, $20.0 million, $50.0 million and $100.0 million respectively. The payment of the cash bonuses as well as the bonus payments under the bonus/incentive plan during the three months ended June 30, 2012 were recorded as an expense in that period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report, filed with the SEC on March 15, 2012. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011.

Overview

We are a technology-oriented company with a mission to promote maintenance of a healthy metabolism and to reduce the harm associated with the use of tobacco at every level. Over the last several years, through our Rock Creek subsidiary, we have been engaged in:

•	the manufacture, sale, marketing and development of two non-nicotine nutraceutical, dietary supplements designed to promote the maintenance of a healthy metabolism: Anatabloc®, for anti-inflammatory support, and CigRx®, our tobacco alternative; and

•	the development of other nutraceuticals, dietary supplements and pharmaceutical products, particularly products that have a botanical-based component and that are designed to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia, depression and tobacco dependence.

We also have continued our prior efforts relating to:

•	the development, implementation and licensing of the technology behind our proprietary StarCured® tobacco curing process, which substantially prevents the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco-specific nitrosamines, or TSNAs;

•	the manufacture, sales, marketing and/or development of very low-TSNA dissolvable smokeless tobacco products that carry enhanced warnings beyond those required by the Family Smoking Prevention and Tobacco Control Act, or FDA Tobacco Act, including ARIVA® compressed powdered tobacco cigalett® pieces, STONEWALL Hard Snuff® and modified risk tobacco products.

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

Since the 1990s, we also have sought to develop processes and products that significantly reduce the levels of toxins, principally TSNAs, in tobacco compared to traditional smoked and smokeless tobacco products. Our development of technology for reducing TSNA levels led us to focus on the development of tobacco-based pharmaceutical products and the non-nicotine dietary supplements that we are pursuing through Rock Creek. Given our long-term focus on reducing the levels of toxins in tobacco and the harm associated with tobacco use, we believe our proprietary technology designed to reduce the harm associated with tobacco use enables us to cure tobacco and develop tobacco-based products with the lowest TSNA levels in the tobacco industry and that, as a result, we are uniquely positioned to pursue a range of very-low TSNA tobacco products and licensing opportunities related to such products and underlying technology.

Prospects for Our Operations

The recurring losses generated by our business continue to impose significant demands on our liquidity. We introduced Anatabloc®, our dietary supplement for anti-inflammatory support, in August 2011 through an interactive website and a customer service center. Net sales of Anatabloc® and CigRx®, our dietary supplement products, were $2.5 million in the six months ended June 30, 2012, which constituted approximately 90% of our net sales for the period. While Rock Creek also is pursuing the development of pharmaceutical products that would treat a range of neurological conditions, including Alzheimer's disease, Parkinson's disease, schizophrenia and depression, given the typical long lead time for approval by the Food and Drug Administration, or FDA, of pharmaceutical products, we do not expect that Rock Creek will generate any revenues for the foreseeable future from the sale of pharmaceutical products. Rather, in addition to the manufacture and sale of Anatabloc® and CigRx®, we intend to focus Rock Creek’s near-term development efforts on the introduction of an Anatabloc® face cream, as well as on the development and market introduction of other non-nicotine nutraceutical products and, on a longer-term basis, on the research and development of a range of pharmaceutical products, including tobacco-based pharmaceutical products utilizing certain Monoamine Oxidase inhibitors, or MAO agents, in tobacco. Sales of our low-TSNA smokeless tobacco products and licensing revenue during the six months ended June 30, 2012 were consistent with the same period in the prior year, but continue to be de minimis.

Given sales trends since the introduction of Anatabloc®, we believe the prospects for our operations in the near-term will depend primarily on the distribution and consumer acceptance of our current dietary supplements, particularly Anatabloc®, and extensions of our Anatabloc® product line. In addition, we intend to continue to explore the development of new dietary supplements and pharmaceutical products independently and/or through alliances with third-parties, including dietary supplement and pharmaceutical companies, as well as the licensing of our patented low-TSNA tobacco curing process and related technology of which we are the exclusive licensee.

We experienced net sales of approximately $2.8 million for the six months ended June 30, 2012 and an operating loss from continuing operations of approximately $(13.1) million. The recurring losses generated by our operations continue to impose significant demands on our company’s liquidity. As of June 30, 2012, we had approximately $9.8 million of working capital, including approximately $10.6 million of cash and cash equivalents in current assets. Absent the exercise of outstanding warrants and options for cash or a substantial improvement in sales and revenues and/or royalties, we believe that the recent funding we completed in February 2012 will support our operations through the fourth quarter 2012. Depending upon sales levels, market conditions and the price of our common stock, it may be necessary for us to seek additional funds.

Dietary Supplements and Development of Related Products. Anatabloc®, which is intended to provide anti-inflammatory support, is currently being sold through our interactive website, a customer service center and through GNC, a retailer of dietary supplements. GNC initially sold Anatabloc® through its online store and, beginning in late March 2012, GNC began carrying Anatabloc® at its owned and franchised retail locations. Initially, marketing of Anatabloc® was directed toward physicians and other healthcare professionals. More recently we have been focusing our marketing efforts on athletes and other groups of individuals who regularly deal with issues relating to inflammation. Through Rock Creek we have also been developing extensions of our Anatabloc® product line. We introduced an unflavored version of Anatabloc® during the second quarter and anticipate introducing into the market an Anatabloc® face cream during the third quarter. In 2009, Rock Creek developed a non-nicotine, non-tobacco nutraceutical, CigRx®, that is intended to temporarily reduce the desire to smoke. CigRx® is currently available through our interactive website and customer service center and at retail locations in the Richmond, Virginia metropolitan area, and the northeast and northwest regions of the United States. Rock Creek is also involved in human (clinical) trials evaluating the impact of supplementation with anatabine citrate on an inflammatory marker c-reactive protein, or CRP, which is believed to be an indicator of coronary heart disease, on Hashimoto autoimmune thyroiditis and in individuals with mild to moderate Alzheimer’s disease and in pre-clinical (non-human) studies assessing the impact of supplementation with anatabine and anatabine citrate on a variety of inflammatory related conditions. We also are exploring the development of other related nutraceutical products that may assist in stabilizing the metabolism, pharmaceutical products with clinical claims, products that assist in the treatment of tobacco dependence, and a “relapse prevention product” to assist smokers during nicotine withdrawal, with the goal of higher quit rates. In addition, we are exploring the research and development of pharmaceuticals for a range of neurological conditions, including Alzheimer's disease, Parkinson's disease, schizophrenia and depression.

Low-TSNA Dissolvable Smokeless Tobacco. Net sales were $0.2 million in the six months ended June 30, 2012 and $0.2 for the six months ended June 30, 2011. During each of these periods, STONEWALL Hard Snuff® represented a majority of our dissolvable tobacco sales. Since the reorganization of Star Tobacco’s sales force in late 2009, we have been concentrating sales efforts for our dissolvable tobacco products in the Richmond, Virginia metropolitan area and with established regional and national retail chain customers. Sales of our dissolvable tobacco products continue to be de minimis. While we continue to seek an increase in the distribution and consumer acceptance of low-TSNA smokeless tobacco products, our working capital constraints over the last several years have limited both our direct marketing of smokeless products and our research and development efforts.

“Modified risk tobacco products.” In 2010 we filed applications with the FDA to have a version of our low-TSNA products (Ariva-BDL™ and Stonewall-BDL™) designated by the FDA as “modified risk tobacco products” and we filed a similar application for a Stonewall Moist-BDL™, a traditional moist snuff product, in February 2011. In March 2011, the FDA issued a decision holding that it currently does not have jurisdiction over the Ariva-BDL™ and Stonewall-BDL™ products. The decision by the FDA allows us to market our Ariva-BDL™ and Stonewall-BDL™ products without the regulatory restrictions applicable to tobacco products over which the FDA has asserted jurisdiction. In August 2011, we voluntarily withdrew our application for our Stonewall Moist-BDL™ product and we are not actively pursuing that application at this time.

Licensing and Intellectual Property. In 2011 and in 2010 we filed five non-provisional U.S. patent applications relating to our dietary supplement products, uses of the products and product formulations. These included two applications for therapeutic treatment methods involving the administrations of anatabine, its isomers, and any derivatives thereof; an application relating to the administration of anatabine, or an isomer or salt thereof, for treating chronic inflammation that may be associated with disorders such as thyroiditis, cancer, arthritis, Alzheimer’s disease, and multiple sclerosis; an application for an anatabine and yerba mate formulation; and an application for a relapse prevention product. We also filed provisional patent applications relating to our Anatabloc® formulation, for a new tobacco product and for an enriched form of tobacco, and in 2012, we filed utility applications based on the provisional applications for the Anatabloc® formulation and the new tobacco product. In June 2012 the United States Patent and Trademark Office, or PTO, issued a patent to Rock Creek for an improved method of synthesizing anatabine that facilitates large scale commercial production of high purity anatabine. Also, on July 3, 2012 the PTO issued an allowance for claims relating to the anatabine and yerba mate composition and uses of the composition for assisting in weight loss and curbing the urge for tobacco. The PTO has advised us that a patent on this application will issue on August 14, 2012. We also received a design patent for our 20-piece dispenser utilized for our Anatabloc® and CigRx® products in 2011 from an application that was filed in 2010. Further, in December 2008, we filed a new U.S. patent application for a variant of our patented curing technology that results in the production of cured tobacco that contains virtually undetectable levels of carcinogenic TSNAs as measured by prevailing standards and we received a patent for this improved curing method in April 2012. We also have six pending international applications that relate to inflammation-mediated disorders, our anatabine and yerba mate formulation, the Anatabloc® formulation, a relapse prevention product and the administration of anatabine, its isomers and any derivatives thereof generally, and also for autism and seizure indications.

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

Federal and State Legislation Relating to Cigarettes and Smokeless Tobacco Products. The manufacture and sale of cigarettes and other tobacco products are subject to extensive federal governmental regulation in the United States and by comparable authorities in many foreign countries. Under the FDA Tobacco Act, the Center for Tobacco Products within the FDA has broad authority over the manufacturing, sale and distribution of cigarettes and smokeless tobacco products, including expanded control over the introduction of new tobacco products, warnings that must be included on all tobacco products and the manner in which tobacco products may be marketed and sold. The FDA also has announced that it intends to issue a proposed regulation relating to its authority over products other than cigarettes, smokeless tobacco and snuff that meet the definition of “tobacco products” under the FDA Tobacco Act, which could impact on our modified risk products over which the FDA previously concluded it does not have jurisdiction. In March 2012, the Tobacco Products Scientific Advisory Committee, or TPSAC, which was established as part of the FDA Tobacco Act, completed a review of dissolvable tobacco products, that was required as part of the act. TPSACs summary report was posted by the FDA on March 21, 2012. In that report TPSAC concluded that dissolvable tobacco if used exclusively “would greatly reduce the harm for smoking caused disease compared with regular use of cigarettes.” The report noted that use of dissolvable tobacco has been limited and further noted that it is unclear whether dissolvable tobacco would substitute for or be used in addition to other tobacco products, but that it appeared that users of dissolvable tobacco products smoke fewer cigarettes than non-users. See “Item 1. Business— Government Regulation” in our Annual Report for more information relating to governmental regulation of tobacco products.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Accounting principles generally accepted in the United States of America, or GAAP, require estimates and assumptions to be made that affect the reported amounts in our company’s consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” for more information. There have been no material changes to our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Our company’s unaudited condensed consolidated results for the three and six month periods ended June 30, 2012 and 2011 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
$ and shares in thousands except per share data	(Unaudited)
Net sales	$1,590	$262	$2,760	$418
Cost of goods sold	1,067	533	1,987	972
Federal excise tax and Department of Agriculture payment	2	3	5	6
Gross profit (loss)	521	(274)	768	(560)
Total operating expenses	8,481	4,663	13,855	10,403
Operating loss	(7,960)	(4,937)	(13,087)	(10,963)
Net loss	$(7,998)	$(4,998)	$(13,167)	$(11,082)
Basic and diluted net loss per common share	$(0.06)	$(0.04)	$(0.09)	$(0.08)
Basic and diluted weighted average shares outstanding	145,777,478	134,556,823	143,710,255	131,948,382

Three Months ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net Sales. For the three months ended June 30, 2012, net sales (gross sales less cash discounts, product discounts and product return allowance) were $1.6 million compared to $262 thousand during same period in 2011. Our Anatabloc® and CigRx® dietary supplements contributed $1.4 million of total revenue in the three months ended June 30, 2012. In the three months ended June 30, 2011 our CigRx® dietary supplement contributed $139 thousand to dietary supplement sales. Our dissolvable tobacco net sales were $0.1 million during each of the three months ended June 30, 2012 and 2011.

Gross Profit (loss). We had a gross profit of $521 thousand for the three months ended June 30, 2012 compared to a gross loss of $(274) thousand for the same period in 2011, an improvement of $805 thousand. The improved gross profit is attributed to the increased sales of our dietary supplements, primarily Anatabloc®, while we continued to experience losses in connection with the sale of our dissolvable tobacco products.

Total Operating Expenses. Total operating expenses were approximately $8.5 million for the three months ended June 30, 2012, an increase of approximately $3.9 million, or 84.2%, from approximately $4.6 million for the same period in 2011. General and administrative expenses increased by approximately $2.1 million, and marketing and distribution costs increased by approximately $0.9 million. Research and development costs increased approximately $0.8 million.

Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $1.5 million for the three months ended June 30, 2012, an increase of approximately $0.9 million, or 156.4%, from approximately $0.6 million for the same period in 2011. The increase in marketing expense was attributable to the expanded promotion of our Anatabloc® dietary supplement. Dissolvable tobacco marketing expense was approximately the same during the three months ended June 30, 2012 and 2011, as we continued to limit the marketing for our dissolvable tobacco products to a more narrow geographical area and to certain national distributors.

General and Administrative Expenses. General and administrative expenses were approximately $5.8 million for the three months ended June 30, 2012, an increase of approximately $2.1 million, or 59.3%, from approximately $3.6 million for the same period in 2011. For the three months ended June 30, 2012, we had a non-cash charge of $2.3 million related to the issuance of options while in the comparable period in 2011 we had a charge of $0.7 million for issuance of stock options to employees and a director, which resulted in an increase of $1.6 million during the three months ended June 30, 2012 as compared to the same period in the prior year. Also, we had an increase in legal costs of approximately $0.2 million during the three months ended June 30, 2012 in connection with our ongoing efforts to protect and expand the patented technology relating to our dietary supplements and our RJR litigation, as compared to the same period in the prior year. In addition, we paid $0.2 million in bonuses to a number of employees in connection with the successful launch of Anatabloc® while no bonuses were paid in the corresponding period in 2011. We incurred a severance charge for $0.2 million related to the personnel change for the Vice President of Investor Relations. These expenses were partially offset by a decrease in various other expenses totaling approximately $0.1 million.

Research and Development Expenses. We expended, approximately $1.3 million on research and development in the three months ended June 30, 2012 compared to approximately $0.4 million in the comparable period in 2011. Research expenditures in the comparable period in 2011 related primarily to the development of our Anatabloc® dietary supplement. The research and development cost in the three months ended June 30, 2012 related primarily to our ongoing clinical (human) trials and pre-clinical (non-human) studies involving our Anatabloc® product or the principal dietary ingredient in the product.

Interest Income and Expense. We had interest income of $4 thousand and interest expense of $42 thousand for the three months ended June 30, 2012, for a net interest expense of $38 thousand during the current period. For the same period in 2011, we had interest income of $11 thousand and interest expense of $69 thousand, for a net interest expense of $58 thousand. The lower interest expense for the three months ended June 30, 2012 reflected the lower outstanding balance due to the scheduled principal payments on our outstanding debt. The lower interest income during the three months ended June 30, 2012 reflected the decrease in prevailing interest rates.

Net Loss. We had a net loss of approximately $8.0 million for the three months ended June 30, 2012 compared to a net loss of approximately $5.0 million for the same period in 2011. The increased net loss for the three months ended June 30, 2012 was primarily due to, an increase in non-cash stock option expense of $1.6 million, increases in legal expenses of $0.2, bonuses of $0.2 million, increases in marketing costs of $0.9 million, and increased research and development expenses of $0.8. These increases were offset, in part, by our improved gross profit of $0.8 million.

For the three months ended June 30, 2012, we had a basic and diluted loss per share of $(0.06) compared to a basic and diluted loss per share of $(0.04) for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net Sales. For the six months ended June 30, 2012, net sales (gross sales less cash discounts, product discounts and product return allowance) were approximately $2.8 million compared to approximately $0.4 million during same period in 2011, an increase of approximately $2.4 million. Our dietary supplements contributed $2.5 million of total revenue in the six months ended June 30, 2012 which reflected primarily sales of our Anatabloc® dietary supplement. In the six months ended June 30, 2011 our CigRx® dietary supplement contributed $0.2 million to dietary supplement sales. Our dissolvable tobacco net sales were $0.2 million during each of the six months ended June 30, 2012 and 2011.

Gross Profit (Loss). We had a gross profit of $0.8 million during the six months ended June 30, 2012 compared to a gross loss of $(0.6) million for the same period in 2011, an improvement of $1.3 million. This change was attributable primarily to our Anatabloc® sales.

Total Operating Expenses. Total operating expenses were approximately $13.9 million for the six months ended June 30, 2012, an increase of approximately $3.5 million, or 33.2%, from approximately $10.4 million for the same period in 2011. General and administrative expenses increased by approximately $1.2 million and marketing and distribution costs increased by approximately $1.3 million. Research and development costs increased approximately $1.0 million.

Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $2.7 million for the six months ended June 30, 2012, an increase of approximately $1.3 million, or 91.4%, from approximately $1.4 million for the same period in 2011. All of this increase was attributable to our rollout of Anatabloc®, as we maintained our dissolvable tobacco marketing spend even with the same period in 2011. Our dissolvable tobacco marketing has been focused on the Richmond, Virginia metropolitan area and certain larger wholesalers since 2009, when we restructured the tobacco business.

General and Administrative Expenses. General and administrative expenses were approximately $9.1 million for the six months ended June 30, 2012, an increase of approximately $1.2 million, or 15.3%, from approximately $7.9 million for the same period in 2011. During the six months ended June 30, 2012, we had a non-cash charge of $2.4 million for stock based compensation compared to a charge of $1.7 million during the same period in 2011. This resulted in a net increase of $0.7 million for the first six months of 2012. Also, we had an expense for bonuses paid to certain employees in connection with the successful launch of Anatabloc® amounting to $0.2 million, while no bonuses were paid in the comparable period in 2011. We also recorded severance expense of approximately $0.2 million in the first six months of 2012 while there was no comparable expense in the same period in 2011. Various other expenses in the aggregate totaled approximately $0.1 million.

Research and Development Expenses. During the six months ended June 30, 2012, we expended approximately $2.1 million primarily in connection with clinical (human) trials and pre-clinical (non-human) studies of our Anatabloc® product or the principal dietary ingredient is Anatabloc®. During the six months ended June 30, 2011, Rock Creek expended approximately $1.1 million primarily in connection with the product development of Anatabloc®. Given our working capital constraints, our ability to continue such research efforts will depend on our ability to obtain funding for these initiatives through improved revenues from sales of our dietary supplements; licensing of our technology or from other funding sources.

Interest Income and Expense. We had interest income of $11 thousand and interest expense of $91 thousand for the six months ended June 30, 2012, for a net interest expense of $80 thousand during the period. For the same period in 2011, we had interest income of $29 thousand and interest expense of $143 thousand, for a net interest expense of $114 thousand. The lower interest expense for the six months ended June 30, 2012 reflected lower outstanding principal of our long-term debt. The lower interest income during the six months ended June 30, 2012 was primarily due to a decrease in prevailing interest rates.

Income Tax Expense. During the six months ended June 30, 2012, we had no income tax obligation due to our net operating losses.

Net Loss. We had a net loss of approximately $13.2 million for the six months ended June 30, 2012 compared to a net loss of approximately $11.1 million for the same period in 2011. While we had an increase in gross profit of $1.3 million for the first six months of 2012, we had offsetting increases for marketing of $1.3 million, increased charges for stock based compensation awards of $0.6 million, severance expense of $0.2 million and increased research and development expenses of $1.1 million.

For the six months ended June 30, 2012, we had a basic and diluted loss per share of $(0.09) compared to a basic and diluted loss per share of $(0.08) for the six months ended June 30, 2011.

Liquidity and Capital Resources

We have been operating at a loss for the past ten years. Our future prospects will depend on our ability to generate and sustain increased revenue levels in future periods, which will largely be dependent on increased distribution and consumer acceptance of:

•	Anatabloc®, our nutraceutical, dietary supplement for anti-inflammatory support introduced in August 2011;

•	CigRx®, our non-nicotine, non-tobacco nutraceutical dietary supplement designed to temporarily decrease the desire to smoke; and

•	Ariva® and STONEWALL Hard Snuff®, our low-TSNA dissolvable tobacco products.

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

As of June 30, 2012 we had a working capital surplus of approximately $9.8 million, which included cash of approximately $10.6 million. Future anticipated cash needs during 2012 include:

•	costs in connection with our RJR patent infringement litigation;

•	monthly principal and interest payments of approximately $225 thousand in connection with the repayment of our company's long-term debt; and

•	funding of other aspects of our company's current operations in light of continued operating losses.

In February 2012, through a private placement, our company received proceeds of approximately $12.0 million through the sale of 410,000 shares of common stock and new warrants to purchase up to 410,000 shares of common stock as well as the exercise for cash of warrants to purchase 5,815,254 shares of common stock and the issuance of new warrants to purchase up to 5,815,254 shares of common stock. See our current report on Form 8-K, filed with the SEC on February 29, 2012, for a further description of these transactions. During the six months ended June 30, 2012, we received an additional $0.3 million from the exercise of stock options and warrants. Absent exercise of outstanding warrants and options for cash or a substantial improvement in revenues and/or royalties, we believe that we have sufficient funding to support our operations through the fourth quarter 2012. Depending upon sales levels, market conditions and the price of our common stock, it may be necessary for us to seek additional funds. There can be no assurance that we will be successful in obtaining such funding at commercially reasonable terms.

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

Summary of Balances and Recent Sources and Uses

As of June 30, 2012, we had a working capital surplus of approximately $9.8 million, which included cash of approximately $10.6.

Net Cash From Operating Activities. During the six months ended June 30, 2012, approximately $11.0 million of cash was used in operating activities compared to approximately $8.5 million of cash used in operating activities during the same period in 2011. Cash used in operations was approximately $2.5 million higher during the six months ended June 30, 2012 as compared to the same period in 2011, due to an increase in the inventory of raw materials used in producing Anatabloc® of approximately $1.0 million, increased spending for marketing of Anatabloc® of approximately $1.3 million and research and development expenses related to clinical trials and pre-clinical studies of Anatabloc® of approximately $1.0 million. These uses of cash were partially offset by an increase in gross profit of $1.3 million.

Net Cash From Investing Activities. During the six months ended June 30, 2012, a total of $(14) thousand of cash was used from investing activities, primarily for the acquisition of property and equipment and to fund costs associated with our intellectual property, partially offset by funds received for the licensing of certain of our trademarks to Tantus Tobacco under an agreement entered into in 2007.

Net Cash From Financing Activities. During the six months ended June 30, 2012, we generated net cash from financing activities of approximately $11.6 million, primarily through the exercise of warrants and stock options for $11.2 million and the sale of common stock for gross proceeds of approximately $1.7 million, offset in part by debt payments of $1.3 million. During the same period in 2011, we generated net cash from financing activities of approximately $11.9 million, primarily through the sale of common stock for gross proceeds of approximately $10.0 million and the exercise of warrants and stock options of $3.2 million offset, in part, by long-term debt payments of $1.3 million.

Net Cash Used in MSA Escrow Payments. Given the fact that we discontinued the sale of cigarettes in June 2007, we do not have any ongoing obligation to make any deposits into escrow. During the six months ended June 30, 2012 we deposited $113 thousand into escrow for sales from 2006 in one MSA state based on an audit of cigarette sales for that year. During the six months ended June 30, 2011 we did not make any deposits for the sale of cigarettes in the MSA states.

Cash Demands on Operations

During the six months ended June 30, 2012, we had losses from continuing operations that totaled $(13.2) million.

Contingent Liabilities and Cash Demands

B&W Agreements. Under the Restated Master Agreement with B&W, as amended by letter agreements dated December 4, 2002, and August 14, 2003, we currently owe approximately $3.8 million on our long-term tobacco curing barn loan. Interest began to accrue on this debt at prime plus 1% as of January 1, 2006, and payment of principal and interest is due in 96 monthly payments that continue until December 2013. The debt is unsecured.

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

We maintain product liability insurance only with respect to claims that tobacco products manufactured by or for us contain any foreign object, (i.e. any object that is not intended to be included in the manufactured product). The product liability insurance that we maintain does not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that such insurance currently can be obtained. We have never been named as a defendant in any legal proceedings involving claims arising out of the sale, distribution, manufacture, development, advertising, marketing, or claimed health effects relating to the use of our tobacco products. While we may be named as a defendant in the future, we believe we have conducted our business in a manner which decreases the risk of liability in a lawsuit relating to product liability because we have:

•	attempted to consistently present to the public the most current information regarding the health effects of long-term smoking and tobacco use;

•	always acknowledged the addictive nature of nicotine;

•	stated unequivocally that smoking involves a range of serious health risks, is addictive, and that smoked cigarettes products can never be produced in a “safe” fashion; and

•	ceased selling cigarettes in June 2007 in favor of our low-TSNA dissolvable smokeless tobacco products.

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

Our outstanding long-term debt of $3.8 million bears interest at a rate of prime plus 1%. As a result, our company is subject to interest rate exposure on this obligation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Disclosure controls and procedures refer to controls and other procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of June 30, 2012, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

In April 2003, the parties filed dispositive Motions for Summary Judgment. After appointment of a Special Master to prepare Reports and Recommendations, or R&Rs, for the District Court on six of the Summary Judgment Motions, the District Court adopted, without modification, the Special Master’s R&Rs, which collectively recommended that the District Court deny RJR’s Summary Judgment Motions, and that our Motion for Summary Judgment on claim construction and definiteness be granted in part and denied in part. The District Court also issued an order denying RJR’s other Motion for Summary Judgment seeking to limit our damages claim.

On August 17, 2004, the case was transferred from Judge Alexander Williams to Judge Marvin J. Garbis. Judge Garbis, over the next several months, issued a series of orders concerning various aspects of the case and ordered that RJR’s defense of inequitable conduct before the patent office be bifurcated from the remaining issues and tried before Judge Garbis beginning on January 31, 2005. That portion of the case was tried during the period January 31, 2005 to February 8, 2005. At the conclusion of the bench trial, the District Court advised the parties that it would take the matter under advisement, and expected to rule on this portion of the case at the same time that it ruled on the two additional Summary Judgment Motions that were filed by RJR on January 25, 2005. On January 19, 2007, the District Court granted RJR’s Motions for Summary Judgment in part and denied these motions in part. On RJR’s Motion for Summary Judgment on the Effective Filing Date of the patents, the District Court established September 15, 1999, as the effective filing date, but denied RJR Summary Judgment of Invalidity with regard to the patents-in-suit. On RJR’s Motion for Summary Judgment on Indefiniteness, the District Court granted the motion on the basis that the term “anaerobic condition” was indefinite. On June 26, 2007, the District Court issued its ruling on RJR’s inequitable conduct defense. In its ruling the District Court held the two patents unenforceable due to inequitable conduct in their procurement and a final judgment against our company was docketed on June 27, 2007. We immediately filed a notice of appeal as to the rulings issued in January 2007, and as to the ruling on the inequitable conduct defense with the United States Court of Appeals for the Federal Circuit, or Court of Appeals.

Following briefing and oral argument, the Court of Appeals on August 25, 2008 issued a unanimous opinion reversing the rulings by the District Court that had found the patents at issue in the RJR litigation invalid because of inequitable conduct during the prosecution of the patents and because the patents were indefinite. As part of its opinion, the Court of Appeals ordered that the case be remanded to the District Court for further proceedings on the infringement complaint. Following remand from the Court of Appeals, the case was tried to a jury in the District Court between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, we filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial. That motion was denied on December 21, 2009 and judgment was entered on the jury verdict that day. We filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit Court of Appeals on December 22, 2009 and our opening brief was filed on May 5, 2010. After full briefing, Oral argument on the appeal was held before a three-judge Panel of the Federal Circuit Court of Appeals on January 11, 2011. In a decision issued on August 26, 2011, the Court of Appeals reversed the jury finding as to the patent defenses of anticipation, obviousness, indefiniteness and failure to disclose best mode and reconfirmed the validity of the patent claims at issue in the litigation. At the same time the Court of Appeals affirmed the jury finding of non-infringement for the growing years at issue in the litigation. On November 29, 2011 the Federal Circuit denied RJR’s Petition for Rehearing and Rehearing en Banc and the case was remanded to the District Court on December 15, 2011. On January 26, 2012, following a conference with counsel, the District Court issued an order referring this action and our second RJR case to a magistrate judge for mediation/settlement discussions. These proceedings are ongoing. On March 28, 2012, RJR filed a petition for certiorari with the Supreme Court to review the Federal Circuit Court of Appeals decision as to the definiteness of the patents at issue in the RJR litigation. Our Company’s response to the petition for certiorari was filed on May 29, 2012 and the petition for certiorari will be considered by the Supreme Court at a conference scheduled for September 24, 2012. The filing of the petition for certiorari by RJR does not impact on the mediation/settlement process that is ongoing before Magistrate Judge Gauvey in the District Court in Maryland.

On November 30, 2009, RJR filed a motion for a bill of cost for $442,388.05. RJR also filed a motion requesting the District Court to determine that this is an “exceptional” case under 35 U.S.C. § 285 and award attorneys’ fees of approximately $35 million under that provision and/or under 28 U.S.C. § 1927 on the basis that attorneys’ fees were unreasonably multiplied during the litigation. As part of the Orders issued on December 21, 2009, the District Court stayed the motion for attorneys’ fees until after a ruling on the pending appeal and the reexamination before the U.S. Patent and Trademark Office. The Court on January 8, 2010, stayed any further briefing on the renewed petition for a bill of cost that RJR filed on December 30, 2009 and these issues will be addressed as part of the mediation/settlement discussions noted above. Because the likelihood of an unfavorable ruling on the fee motion and bill of cost is not determinable at this time and the amount of any potential assessment cannot be reasonably estimated, no amounts have been accrued for these items in the accompanying condensed consolidated financial statements.

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

STAR SCIENTIFIC, INC.

Date: August 9, 2012	/s/ Park A. Dodd, III
Authorized Signatory and
Chief Financial Officer

