Form 10-Q
period 2012-09-30
STAR SCIENTIFIC INC
filed 2012-11-09
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Common Stock, $0.0001 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

As of November 1, 2012, 146,284,158 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as "anticipates," "believes," "estimates," "continues," "likely," "may," "opportunity," "potential," "projects," "will," "expects," "plans," "intends" and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, our ability to successfully market and distribute Anatabloc®, consumer acceptance of Anatabloc®, our ability to successfully expand the Anatabloc® line of products, the uncertainties inherent in the progress of scientific research, our ability to raise additional capital in the future that is necessary to maintain our business, potential disputes concerning our intellectual property, risks associated with litigation regarding such intellectual property, uncertainties associated with the development, testing and regulatory approvals of our dietary supplement products, pharmaceutical products and low-TSNA tobacco products, market acceptance of our dietary supplements and any future pharmaceutical products, competition from companies with greater resources than us and our dependence on key employees.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,456	$10,188
Trade accounts receivable, net	22	39
Receivable from sale of licensing rights	32	30
Inventories, net	4,893	2,740
Prepaid expenses and other current assets	1,029	737
Total current assets	15,432	13,734
Property, plant and equipment, net	2,011	2,347
Intangible assets, net of accumulated amortization	551	578
Receivable from sale of licensing rights, less current maturities	26	50
MSA escrow funds	481	368
Total assets	$18,501	$17,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$12	$2,519
Accounts payable, trade	4,406	1,849
Accrued expenses	757	738
Due to stockholders	50	50
Total current liabilities	5,225	5,156
Long-term debt, less current maturities (note 4 and 6)	—	2,530
Total liabilities	5,225	7,686
Commitments and contingencies (note 6)	—	—
Stockholders’ equity:
Common stock(A)	15	14
Additional paid-in capital	234,740	218,055
Accumulated deficit	(221,479)	(208,678)
Total stockholders’ equity	13,276	9,391
Total liabilities and stockholders’ equity	$18,501	$17,077

(A)	$0.0001 par value per share, 207,500,000 shares authorized, 146,284,158 and 139,255,505 shares issued and outstanding as of September 30, 2012, and December 31, 2011, respectively.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Net sales	$1,748	$401	$4,508	$819
Less:
Product cost of goods sold	1,574	1,571	3,561	2,544
Federal excise taxes and USDA tobacco buyout program assessment	3	3	8	8
Gross profit (loss)	171	(1,173)	939	(1,733)
Operating expenses:
Marketing and distribution	1,802	815	4,466	2,207
General and administrative	3,624	3,467	12,714	11,350
Research and development	1,471	1,059	3,572	2,186
Total operating expenses	6,897	5,341	20,752	15,743
Operating loss	(6,726)	(6,514)	(19,813)	(17,476)
Other income (expense):
Interest income	4	12	15	41
Interest expense	(13)	(63)	(104)	(207)
Miscellaneous income (Notes 6 and 9)	7,101	—	7,101	(5)
Net profit (loss) before income taxes	366	(6,565)	(12,801)	(17,647)
Income tax expense	—	—	—	—
Net profit (loss)	$366	$(6,565)	$(12,801)	$(17,647)

Basic and diluted net loss per common share	$—	$(0.05)	$(0.09)	$(0.13)
Basic and diluted weighted average shares outstanding	146,103,885	135,055,505	144,513,956	132,995,471

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

($ in thousands except per share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2011	139,255,505	$14	$218,055	$(208,678)	$9,391
Stock issuance	410,000	—	1,660	—	1,660
Warrant and option exercise	6,042,794	1	10,796	—	10,797
Stock-based compensation	—	—	298	—	298
Net Loss	—	—	—	(5,169)	(5,169)
Balances, March 31, 2012 (unaudited)	145,708,299	$15	$230,809	$(213,847)	$16,977
Stock issuance	—	—	—	—	—
Warrant and option exercise	245,859	—	419	—	419
Stock-based compensation	—	—	2,289	—	2,289
Net Loss	—	—	—	(7,998)	(7,998)
Balances, June 30, 2012 (unaudited)	145,954,158	$15	$233,517	$(221,845)	$11,687
Stock issuance	—	—	—	—	—
Warrant and option exercise	330,000	—	645	—	645
Stock-based compensation	—	—	578	—	578
Net profit	—	—	—	366	366
Balances, September 30, 2012 (unaudited)	146,284,158	$15	$234,740	$(221,479)	$13,276

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands except per share data)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(12,801)	$(17,647)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	374	275
Recovery of bad debts	(5)	(39)
Provision for inventory obsolescence	241	676
Loss on asset disposal	—	5
Stock-based compensation	3,165	2,470
Gain on extinguishment of long- term debt	(3,356)	—
Increase (decrease) in cash resulting from changes in:
Current assets	(2,635)	(341)
Current liabilities	2,576	955
Net cash flows used in operating activities	(12,441)	(13,646)
Investing activities:
Purchase of intangible assets	(24)	(10)
Purchase of property and equipment	(16)	(465)
Proceeds from sale of licensing rights	22	20
Net cash flows from (used in) investing activities	(18)	(455)
Financing activities:
Proceeds from issuance of common stock	1,661	10,000
Proceeds from stock option and warrant exercise	11,860	3,159
Payments on long-term debt and capital lease obligation	(1,681)	(1,889)
Net cash flows from financing activities	11,840	11,270
MSA escrow deposits	(113)	—
Decrease in cash and cash equivalents	(732)	(2,831)
Cash and cash equivalents, beginning of period	10,188	13,193
Cash and cash equivalents, end of period	$9,456	$10,362
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$109	$214

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1.	Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

The Company has been operating at a loss for the past ten years. Star Scientific’s future prospects will depend primarily on its ability to generate and sustain increased revenue levels in future periods, which will largely be dependent on increased distribution and consumer acceptance of:

•	Anatabloc®, a nutraceutical dietary supplement for anti-inflammatory support introduced in August, 2011;

•	Anatabloc® Facial Crème introduced in September 2012; and

•	CigRx®, a non-nicotine, non-tobacco nutraceutical dietary supplement to temporarily decrease the desire to smoke.

Star Scientific introduced Anatabloc®, its dietary supplement for anti-inflammatory support, on August 30, 2011 through an interactive website and a customer service center. Since August 2011, sales of the Company’s dietary supplement products, Anatabloc® and CigRx®, have generated more than 90% of its gross revenues, including for the nine months ended September 30, 2012. Rock Creek's first dietary supplement product, CigRx® was introduced into the market in August 2010. Rock Creek introduced Anatabloc Facial Crème, an anatabine citrate based face cream designed to improve the appearance of the skin on September 10, 2012. This product is being sold on the Company’s interactive website and promoted through select dermatology practices. Rock Creek had no revenue stream prior to the introduction of CigRx® in 2010. The Company’s very low-TSNA dissolvable tobacco products, Ariva® and STONEWALL Hard Snuff®, are manufactured and sold by its other subsidiary, Star Tobacco, Inc. Since the introduction of its dietary supplements, the Company has been focusing the majority of its resources on the sale and marketing of Anatabloc® and, given the recurring low volume of sales and operating losses for its dissolvable tobacco products, it is considering the future prospects for this segment of its business while continuing to explore licensing opportunities for its patented low-TSNA tobacco curing process and related product technology.

The Company’s future prospects will be dependent primarily on Rock Creek's ability to increase sales of its dietary supplements and cosmetic facial crème and to develop additional nutraceutical products and pharmaceutical products. In addition, the Company will continue to seek opportunities to generate revenues through royalties from the patented tobacco curing process for which it is the exclusive licensee. Two of those patents for which it is the exclusive licensee have been the subject of prolonged litigation with RJ Reynolds Tobacco Company, Inc., or RJR, that began in 2001. The Company and RJR entered into a settlement of that litigation on September 21, 2012. See Note 6 and Note 9 to these financial statements for a further discussion of the resolution of the RJR litigation.

As of September 30, 2012 the Company had a working capital surplus of approximately $10.2 million, which included cash of approximately $9.5 million. Cash needs during the next twelve months are primarily for funding the Company’s operations in light of continued operating losses.

The Company expects that it will continue to derive increased revenues from the sales of its dietary supplements and cosmetic products on a going-forward basis.

The Company expects to continue to pursue opportunities:

•	for expanding the sales and marketing efforts for its dietary supplements and cosmetic products;

•	continuing the work of Rock Creek in developing other dietary supplement and pharmaceutical products; and

•	licensing of its low-TSNA curing process and related products.

While the Company may seek to obtain funds in the future through debt financing, there may be limitations on its ability to obtain debt financing given its recurring operational losses. Moreover, its ability to raise future financings on terms acceptable to it (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of the Company’s stock price and its operational performance. Any equity financing will be dilutive to the Company’s existing shareholders.

The Company expects to have sufficient funding to sustain operations into the first quarter 2013. Depending upon sales levels, market conditions and the price of its common stock, it may be necessary for the Company to seek additional funds. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms.

The Company had a consolidated loss for the nine months ended September 30, 2012 of approximately $12.8 million.

3.	Inventories

Inventories consist of the following as of September 30, 2012:

$ thousands
Raw materials	$3,515
Packaging materials	1,619
Work in process	116
Finished goods	1,188
Obsolescence allowance	(1,545)
Total net inventories	$4,893

4.	Long-Term Debt

The Company’s principal long-term debt has consisted of unsecured promissory notes arising from its prior business relationship with Brown & Williamson Tobacco Co. Inc., or B&W. Following the combination of the operations of RJR and B&W in 2004, those notes were being paid to RJR and had a principal balance of $3.4 million as of August 1, 2012. As part of the resolution of the RJR litigation, the outstanding principal balance of the debt ($3.4 million), plus any accrued interest was satisfied and extinguished and the notes were returned to the Company as satisfied (see Note 6 and Note 9 for further details of the resolution of the RJR litigation).

The Company’s remaining long-term debt, as of September 30, 2012, consists of an installment note secured by a vehicle purchased in 2010. The note is for a term of 36 months with monthly installment payments of $1,700 and continues until April 2013. The annual interest rate on the note is fixed at 1.9% for the note term. The current balance outstanding is $12 thousand and is reflected as the Company’s current portion of long-term debt on the condensed consolidated balance sheet.

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

The Company granted 100,000 stock options to a Company consultant on January 30, 2012 with a term of 5 years which vested on the date of the grant. The grant, which was exercised in June 2012, had an exercise price of $2.83. The Company recorded $185,001 as advertising expense recorded in marketing and distribution relating to this grant. The value of the grant was computed using the Black-Scholes valuation method.

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

The Company issued 50,000 options to each of three of the Company’s independent directors for their anniversary stock option awards on July 28, 2012, September 7, 2012 and September 22, 2012 for a total of 150,000 options. The options vested immediately and had exercise prices ranging from $3.78 to $4.03 per share. The Company recorded an expense for the Options in the three months ended September 30, 2012 of $468 thousand, as calculated using the Black-Scholes option pricing model which is recognized by accounting principles generally accepted in the United States.

At September 30, 2012, there were 17,730,000 options issued and outstanding with a weighted average exercise price of $2.72 per share. The intrinsic value of the exercisable options on September 30, 2012 was $11.8 million.

A summary of the status of the Company’s unvested stock options at September 30, 2012, and changes during the nine months then ended, is presented below.

Non-vested Stock Options	Shares	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2011	3,395,000	$2.50
Granted	50,000	2.27
Vested	135,000	2.44
Forfeited	—	—
Non-vested at September 30, 2012	3,310,000	$2.50

As of September 30, 2012, there was $8.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans.

During the nine months ended September 30, 2012, 349,000 stock options were exercised with an intrinsic value of $0.7 million.

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

In addition to the warrants exercised in connection with the Securities Purchase and Registration Rights Agreement noted above, 352,540 warrants were exercised during the nine months ended September 30, 2012 resulting in gross proceeds to the Company of $0.5 million.

The aggregate intrinsic value of all warrants exercised amounted to $13.9 million.

As of September 30, 2012 the Company had 36,009,167 warrants outstanding with a weighted average exercise price of $2.26 per share. The intrinsic value of the exercisable warrants at September 30, 2012 was $47.2 million.

Net (Loss) Basic and Diluted Per Common Share:

Due to the Company’s net losses, both basic and diluted loss per share were $(0.09) and $(0.13) for the nine months ended September 30, 2012 and 2011, respectively. An aggregate of 42,652,209 at September 30, 2012 and 44,176,907 at September 30, 2011 of in the money stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.

6.	Commitments, Contingencies and Other Matters

The Company is involved in litigation and claims arising in the ordinary course of business where either the ultimate outcome of these matters is not presently determinable or where it is the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company.

RJR Litigation:

On September 21, 2012 the Company and RJR entered into a confidential settlement agreement of the RJR litigation matters that limits disclosure on information relating to the settlement to that required in SEC filings or by Exchange Act rules. Pursuant to the agreement, the two consolidated cases pending in the United States District Court for Maryland, a separate action filed by the Company in 2009 for growing seasons after 2002, and a related action in the United States District Court for the Middle District of North Carolina that had been stayed since the early 2000s, were dismissed with prejudice upon joint stipulation of the parties with each side bearing their own costs and attorneys’ fees. Previously, RJR had filed a motion for an award of costs for $442,388.05 and for legal fees of approximately $35.0 million against the Company. Further, the Company’s remaining obligation to RJR for unsecured promissory notes with a principal balance of $3.4 million as of August 1, 2012 and accrued interest on the notes was satisfied and extinguished and the Company received a one-time payment of $5.0 million as discussed further in Note 9 of the consolidated financial statements. As part of the settlement, the Company covenanted not to sue RJR and its affiliates and related parties with respect to the method of curing of tobacco or tobacco products made therefrom for RJR’s use including those that would infringe the patents in suit in the RJR consolidated cases and/or the Company’s related curing technology and both sides exchanged general releases. Also, as part of the settlement agreement, RJR’s petition for certiorari that was filed with the United States Supreme Court in March 2012 was dismissed on joint motion of the parties prior to consideration of the petition for certiorari by the United States Supreme Court. The covenant not to sue RJR, its affiliates and related entities does not preclude the Company from pursuing claims against other tobacco companies that infringe on its tobacco curing patents. Star will continue to monitor industry practices regarding nitrosamine levels in order to vigilantly protect its valid patents, which were affirmed by the United States Court of Appeals for the Federal Circuit and left unchanged by the Supreme Court, as a result of the joint dismissal of the petition for certiorari as part of this settlement.

RJR Litigation Fees

The Company previously has accrued obligations for legal fees actually incurred in connection with the RJR litigation of approximately $0.9 million. It also had entered into agreements with counsel in connection with the RJR litigation matters that were contingent on the outcome of the litigation. The contingent fee amounted to $1.3 million and is included in the financial statements in this Report, although the Company anticipates negotiating the final amount of any fees payable to its litigation counsel in connection with the settlement of the RJR litigation.

Virginia Sales and Use Tax Assessment:

There has been no change in the status of this contingency since December 31, 2011.

Commitments

The Company has purchase order and other operating supply commitments totaling $1.3 million as of September 30, 2012.

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

	Nine months ended September 30
	2012	2011
	$ thousands Unaudited
Revenues:
Dietary supplements	$4,222	$465
Dissolvable tobacco	286	354
Total revenue	4,508	819
Operating losses:
Dietary supplement	(6,701)	(5,221)
Dissolvable tobacco	(1,887)	(2,234)
Depreciation and amortization	(374)	(275)
Corporate expenses	(10,851)	(9,746)
Operating losses	(19,813)	(17,476)
Interest (expense) income-net	(89)	(166)
Miscellaneous (expense) income-net	7,101	(5)
Income tax benefit	—	—
Net losses	$(12,801)	$(17,647)

The following table provides allocation of assets by segment.

	September 30, 2012	December 31, 2011
	$ thousands Unaudited
Net assets:
Dietary supplements	$6,500	$4,476
Dissolvable tobacco	1,247	1,612
Corporate—includes $9,456 and $9,926 in cash, respectively	10,754	10,989
Total net assets	$18,501	$17,077

8.	Employee Bonuses

On April 5, 2012 the Company’s Board of Directors awarded cash bonus totaling an aggregate of $270,000 to ten officers and employees in recognition of their contributions to the successful launch of the Company’s Anatabloc® dietary supplement. Also, the Board of Directors established a discretionary bonus/incentive plan for the Company’s Vice President of Sales and Marketing under which he receives a bonus of one-half of one percent on gross revenue of Anatabloc® sales beginning as of March 1, 2012, as well as milestone payments of $10,000, $20,000, $50,000 and $100,000 when Anatabloc® sales reach gross revenue of $10.0 million, $20.0 million, $50.0 million and $100.0 million respectively. Payment of the cash bonuses and the bonus payments under the bonus/incentive plan during the three months ended June 30, 2012 were recorded as an expense in that period.

9.	Miscellaneous Income

The Company has been engaged in patent infringement litigation against RJR since 2001. On September 21, 2012 the Company and RJR entered into a settlement of the RJR litigation that fully resolved the ongoing patent infringement litigation as more fully described in Note 6 of the Financial Statements. The Company has accounted for the financial benefit of the agreement as Miscellaneous Income given that this income reflects a one-time event and there are no other matters similar in nature involving the Company and no contemplated future actions. The Miscellaneous Income is comprised of the satisfaction and extinguishment of unsecured promissory notes in the amount of $3.4 million as of August 1, 2012 that has been payable to RJR following its combination with B&W in 2004 and a separate cash payment of $5.0 million for a total of $8.4 million. The company had previously entered into a contingent fee arrangement with counsel regarding this litigation. The resulting fee from the arrangement is $1.3 million which is included in this Miscellaneous Income item. Therefore, the net Miscellaneous Income reported is $7.1 million, although the Company anticipates negotiating the final amount of any fees payable to its litigation counsel in connection with the settlement of the RJR litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report, filed with the SEC on March 15, 2012. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011.

Overview

We are a technology-oriented company with a mission to promote maintenance of a healthy metabolism and to reduce the harm associated with the use of tobacco at every level. Through our Rock Creek subsidiary, we have been engaged in:

•	the manufacture, sale, marketing and development of non-nicotine nutraceutical, dietary supplements designed to promote the maintenance of a healthy metabolism: Anatabloc®, for anti-inflammatory support and CigRx®, our tobacco alternative;

•	the manufacture, sale and marketing of a cosmetic facial cream designed to improve the appearance of the skin; and

•	the development of other nutraceuticals, dietary supplements and pharmaceutical products, particularly products that have a botanical-based component and that are designed to treat a range of neurological conditions, including Alzheimer’s disease, Parkinson’s disease, schizophrenia, depression and tobacco dependence.

We also have continued our prior efforts relating to:

•	the development, implementation and licensing of the technology behind our proprietary StarCured® tobacco curing process, which substantially prevents the formation of carcinogenic toxins present in tobacco and tobacco smoke, primarily the tobacco-specific nitrosamines, or TSNAs;

•	the manufacture, sales, marketing and/or development of very low-TSNA dissolvable smokeless tobacco products that carry enhanced warnings beyond those required by the Family Smoking Prevention and Tobacco Control Act, or FDA Tobacco Act, including ARIVA® compressed powdered tobacco cigalett® pieces and STONEWALL Hard Snuff®.

Since the incorporation of Rock Creek in 2007, we have been focused on utilizing certain alkaloids found in the tobacco plant and in other members of the Solanacea family of plants, such as potatoes, tomatoes and eggplants, initially to address issues related to the desire to smoke or use other tobacco products. More recently, we have been focusing on the anti-inflammatory aspects of one of those alkaloids, anatabine. We believe our research and development efforts relating to the anatabine alkaloid have positioned us to utilize our technology to develop a range of non-nicotine dietary supplements, cosmetic facial cream and related pharmaceutical products that could be beneficial in maintaining a healthy metabolism and in treating a variety of diseases and conditions.

Since the 1990s, we also have sought to develop processes and products that significantly reduce the levels of toxins, principally TSNAs, in tobacco compared to traditional smoked and smokeless tobacco products. Our development of technology for reducing TSNA levels led us to focus on the development of tobacco-based pharmaceutical products and the non-nicotine dietary supplements that we are pursuing through Rock Creek. Given our long-term focus on reducing the levels of toxins in tobacco and the harm associated with tobacco use, we believe our proprietary technology designed to reduce the harm associated with tobacco use enables us to cure tobacco and develop tobacco-based products with the lowest TSNA levels in the tobacco industry and that, as a result, we are uniquely positioned to pursue a range of very-low TSNA tobacco products and licensing opportunities related to such products and our underlying technology.

On September 21, 2012 our Company and RJR entered into a confidential settlement agreement of the RJR litigation matters. As part of settlement, the Company’s remaining obligation to RJR for unsecured promissory notes with a principal balance of $3.4 million as of August 1, 2012 and accrued interest on the notes was satisfied and extinguished and the Company received a one-time payment of $5.0 million. In addition, the consolidated cases pending in the District Court of Maryland were dismissed with each party bearing their own costs and fees, which had the effect of extinguishing RJR’s request of an award of costs in those cases in the amount $442,388.05 and its motion for an award of attorneys’ fees of approximately $35.0 million against the Company. The benefit of the settlement to the Company consisted of $8.4 million in loan forgiveness and a cash payment, elimination of claimed court cost of approximately $0.4 million and the avoidance of potential attorneys’ fees owing to RJR of approximately $35.0 million, totaling $43.8 million.

In considering the settlement, our company weighed the prospects for continued multi-year litigation, related appeals to the Federal Circuit Court of Appeals and the disruption of continued litigation, particularly given the shift in our focus to the dietary supplement portion of our business, and concluded that the resolution of the RJR litigation matters at this time was in the best interest of our company. While we have settled our ongoing litigation with RJR, we continue to pursue means of collecting royalties for our curing technology through licensing arrangements and through monitoring of the curing practices of industry participants other than RJR that may infringe on our tobacco curing patents which were affirmed by the United States Court of Appeals for the Federal Circuit.

Prospects for Our Operations

The recurring losses generated by our business continue to impose significant demands on our liquidity. We introduced Anatabloc®, our dietary supplement for anti-inflammatory support, in August 2011 through an interactive website and a customer service center. Rock Creek introduced Anatabloc® Facial Crème on September 10, 2012 and has been selling this product through its interactive website. Net sales of Anatabloc® and CigRx®, our dietary supplement products, were $4.1 million in the nine months ended September 30, 2012, which constituted approximately 91% of our net sales for the period, while Anatabloc® Facial Crème sales were $28 thousand through September 30, 2012.

In addition to the development of line extensions for our Anatabloc® dietary supplement and conducting or supervising clinical and preclinical studies to support the benefits of nutritional supplementation with Anatabloc®, Rock Creek is pursing the development of pharmaceutical products that would treat a range of neurological conditions, including Alzheimer’s Disease, Parkinson’s Disease, schizophrenia and depression. However, given the typical long lead time for approval by the Food and Drug Administration, or FDA, of pharmaceutical products, we do not expect that Rock Creek will generate any revenues for the foreseeable future from the sale of pharmaceutical products.

Given sales trends since the introduction of Anatabloc®, we believe the prospects for our operations in the near-term will depend on the distribution and consumer acceptance of our current Anatabloc® dietary supplement and extensions of our Anatabloc® product line. In addition, we intend to continue to explore the development of new dietary supplements and pharmaceutical products independently and/or through alliances with third-parties, including dietary supplement and pharmaceutical companies. Sales of our low-TSNA smokeless tobacco products and licensing revenue during the nine months ended September 30, 2012 were comparable to the same period in the prior year, but were de minimis in both periods. Given the recurring losses and low volume of sales for our dissolvable tobacco products, as well as our current focus on Anatabloc® and related dietary supplements and potentially pharmaceuticals, we are considering the future roll for this segment of our business at the same time that we continue to explore the licensing of our patented low-TSNA tobacco curing process and related technology of which we are the exclusive licensee.

We experienced net sales of approximately $4.5 million for the nine months ended September 30, 2012 and an operating loss of approximately $(19.8) million, excluding the miscellaneous income of $7.1 million from the resolution of the RJR litigation matters (see Note 6 of the Financial Statements and “Part II—Item 1. Legal Proceedings” included in this Report for further details related to the resolution of the RJR litigation matters). The recurring losses generated by our operations continue to impose significant demands on our company’s liquidity. As of September 30, 2012, we had approximately $10.2 million of working capital, including approximately $9.5 million of cash and cash equivalents in current assets. Absent the exercise of outstanding warrants and options for cash or a substantial improvement in sales and revenues and/or royalties, we believe that the cash on hand at September 30, 2012 will support our operations into the first quarter 2013. Depending upon sales levels, market conditions and the price of our common stock, it may be necessary for us to seek additional funds.

Dietary Supplements and Development of Related Products. Anatabloc®, which is intended to provide anti-inflammatory support, is currently being sold through our interactive website, a customer service center and on a consignment basis through GNC, a retailer of dietary supplements. GNC initially sold Anatabloc® through its online store and, beginning in late March 2012, GNC began carrying Anatabloc® at its company-owned stores and franchised retail locations. Initially, marketing of Anatabloc® was directed toward physicians and other healthcare professionals. More recently we have been focusing our marketing efforts on athletes and other groups of individuals who regularly deal with issues relating to inflammation. Through Rock Creek we have also been developing extensions of our Anatabloc® product line. We introduced an unflavored version of Anatabloc® during the three months ended June 30, 2012 and introduced into the market Anatabloc® Facial Crème on September 10, 2012 as a cosmetic to improve the appearance of the skin. In 2009, Rock Creek developed a non-nicotine, non-tobacco nutraceutical, CigRx®, that is intended to temporarily reduce the desire to smoke. CigRx® is currently available through our interactive website and customer service center and at retail locations in the Richmond, Virginia metropolitan area, and the northeast and northwest regions of the United States. Further, through Rock Creek, we are exploring the development of other related nutraceutical products that may assist in stabilizing metabolism, pharmaceutical products with clinical claims, products that assist in the treatment of tobacco dependence, and a “relapse prevention product” to assist smokers during nicotine withdrawal, with the goal of higher quit rates. In addition, we are exploring the research and development of pharmaceuticals for a range of neurological conditions, including Alzheimer's disease, Parkinson's disease, schizophrenia and depression.

Rock Creek also has been involved in human (clinical) trials evaluating the impact of supplementation with anatabine citrate on an inflammatory marker called c-reactive protein, or CRP, (which is believed to be an indicator of coronary heart disease), on Hashimoto’s autoimmune thyroiditis, in individuals with mild to moderate Alzheimer’s disease and in pre-clinical (non-human) studies assessing the impact of supplementation with anatabine and anatabine citrate on a variety of inflammatory related conditions. An interim look at the results of the Hashimoto’s Autoimmune Thyroid Study was undertaken in August 2012 which supported completion of the study protocol and the Company anticipates that the study will be completed and results analyzed during the fourth quarter. Rock Creek also recently reported on an interim look at the CRP study results. That interim look showed that 61% of diabetic subjects (11 of 18) taking metformin (the most common drug prescribed for diabetics) had a CRP reduction, as did 38% of the general trial population not taking metformin (31 of 81). Overall, 42 of 99 subjects (42%) subjects had a decrease in CRP after one month of anatabine supplementation. The Alzheimer’s study that is being sponsored by Rock Creek and conducted at the Roskamp Institute is ongoing and began enrolling subjects at the end of August. As of November 8, 2012, thirty-seven subjects have been screened and twenty-two subjects enrolled in the study. The Roskamp Institute will be funding most of the cost associated with the ongoing Alzheimer’s study.

We anticipate that research and development costs will decrease on a going forward basis as we continue to focus on the evaluation of data relating to the CRP study and as we complete the protocol regimen for the Hashimoto’s thyroiditis study. We also anticipate the analysis of results relating to the Hashimoto’s thyroiditis study in December.

Work continues with our research partner the Roskamp Institute on the preparation of a drug development plan for a prescription product based on a version of anatabine citrate.

Low-TSNA Dissolvable Smokeless Tobacco. Net sales were $0.3 million in the nine months ended September 30, 2012 and $0.4 million for the nine months ended September 30, 2011. During each of these periods, STONEWALL Hard Snuff® represented a majority of our dissolvable tobacco sales. Since the reorganization of Star Tobacco’s sales force in late 2009, we have been concentrating sales efforts for our dissolvable tobacco products in the Richmond, Virginia metropolitan area and with established regional and national retail chain customers.

“Modified risk tobacco products.” In 2010 we filed applications with the FDA to have a version of our low-TSNA products (Ariva-BDL™ and Stonewall-BDL™) designated by the FDA as “modified risk tobacco products” and we filed a similar application for a Stonewall Moist-BDL™, a traditional moist snuff product, in February 2011. In March 2011, the FDA issued a decision holding that it currently does not have jurisdiction over the Ariva-BDL™ and Stonewall-BDL™ products. In August 2011, we voluntarily withdrew our application for our Stonewall Moist-BDL™ product and we are not actively pursuing that application or the marketing of our ARIVA-BDL or STONEWALL-BDL products.

Licensing and Intellectual Property. In 2011 and in 2010 we filed five non-provisional U.S. patent applications relating to our dietary supplement products, uses of the products and product formulations. These included two applications for therapeutic treatment methods involving the administrations of anatabine, its isomers, and any derivatives thereof; an application relating to the administration of anatabine, or an isomer or salt thereof, for treating chronic inflammation that may be associated with disorders such as thyroiditis, cancer, arthritis, Alzheimer’s disease, and multiple sclerosis; an application for an anatabine and yerba mate formulation; and an application for a relapse prevention product. We also filed provisional patent applications relating to our Anatabloc® formulation, for a new tobacco product and for an enriched form of tobacco, and in 2012 we filed utility applications covering each of those provisional applications. In June 2012 the United States Patent and Trademark Office, or PTO, issued a patent to Rock Creek for an improved method of synthesizing anatabine that facilitates large scale commercial production of high purity anatabine. Also, on August 14, 2012 the PTO issued a patent to Rock Creek for an anatabine and yerba mate composition and uses of the composition in assisting in weight loss and curbing the urge for tobacco. We also received a design patent for our 20-piece dispenser utilized for our Anatabloc® and CigRx® products in 2011 from an application that was filed in 2010. Further, in April 2012 the PTO issued a patent for a variant of our patented curing technology that results in the production of cured tobacco that contains virtually undetectable levels of carcinogenic TSNAs as measured by prevailing standards. We also have six pending international applications that relate to inflammation-mediated disorders, our anatabine and yerba mate formulation, the Anatabloc® formulation, a relapse prevention product and the administration of anatabine, its isomers and any derivatives thereof generally, and also for autism and seizure indications.

We are the exclusive licensee under a License Agreement with Regent Court, which grants us exclusive worldwide rights to and a right of sublicense for the StarCured® process, related patents covering the production of low-TSNA dissolvable smokeless tobacco products and the use of certain MAO agents in treating neurological conditions. For additional information related to our proprietary curing process, see “Item 1. Business — Our Patents, Trademarks and Licenses” in our Annual Report. Two of the patents under our license with Regent Court that relate to our method for producing low-TSNA tobacco have been the subject of our ongoing lawsuits against RJR that were settled as part of the agreement entered into with RJR on September 21, 2012. See “Part II—- Item 1. Legal Proceedings.” of this Report and Note 6 of the Financial Statements for further details of the resolution of the RJR litigation matters. While we have settled our ongoing litigation with RJR, we continue to pursue means of collecting royalties for our curing technology through licensing arrangements and through monitoring of the curing practices of industry participants other than RJR. While licensing of our exclusive patent rights is a potential source of additional revenue for us, full realization of this potential will depend on our ability to successfully defend and enforce our patent rights.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Accounting principles generally accepted in the United States of America, or GAAP, require estimates and assumptions to be made that affect the reported amounts in our company’s consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report for more information. There have been no material changes to our critical accounting policies and estimates since the filing of our Annual Report.

Results of Operations

Our company’s unaudited condensed consolidated results for the three and nine month periods ended September 30, 2012 and 2011 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
$ and shares in thousands except per share data	(Unaudited)
Net sales	$1,748	$401	$4,508	$819
Cost of goods sold	1,574	1,571	3,561	2,544
Federal excise tax and Department of Agriculture payment	3	3	8	8
Gross profit (loss)	171	(1,173)	939	(1,733)
Total operating expenses	6,897	5,341	20,752	15,743
Operating loss	(6,726)	(6,514)	(19,813)	(17,476)
Miscellaneous income	7,101	—	7,101	(5)
Net profit (loss)	$366	$(6,565)	$(12,801)	$(17,647)

Three Months ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net Sales. For the three months ended September 30, 2012, net sales (gross sales less cash discounts, product discounts and product return allowance) were $1.7 million compared to $0.4 million during same period in 2011. Our Anatabloc® and CigRx® dietary supplements contributed $1.6 million of total revenue in the three months ended September 30, 2012 and $0.3 million in the same period in 2011. Our dissolvable tobacco net sales were $0.1 million during each of the three months ended September 30, 2012 and 2011.

Gross Profit (loss). We had a gross profit of $0.2 million for the three months ended September 30, 2012 compared to a gross loss of $(1.1) million for the same period in 2011, an improvement of $1.3 million. Increased sales of our dietary supplements contributed $0.7 million and a reduction of inventory write offs of $0.7 million contributed to our improved gross profit, while we experienced increased losses of $(0.2) million in connection with the sale of our dissolvable tobacco products.

Total Operating Expenses. Total operating expenses were approximately $6.9 million for the three months ended September 30, 2012, an increase of approximately $1.5 million, or 29.1%, from approximately $5.3 million for the same period in 2011. This change was attributable to increases in general and administrative expenses of approximately $0.1 million, increased marketing and distribution costs of approximately $1.0 million, and an increase in research and development costs of approximately $0.4 million.

Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $1.8 million for the three months ended September 30, 2012, an increase of approximately $1.0 million, or 121.1%, from approximately $0.8 million for the same period in 2011. The increase in marketing expense was directly attributable to the expanded promotion of our Anatabloc® dietary supplement that was introduced into the market on August 30, 2011. Dissolvable tobacco marketing expense was approximately the same during the three months ended September 30, 2012 and 2011, as we continued to limit the marketing for our dissolvable tobacco products to a more narrow geographical area and to certain national distributors.

General and Administrative Expenses. General and administrative expenses were approximately $3.6 million for the three months ended September 30, 2012, an increase of approximately $0.1 million, or 4.5%, from approximately $3.5 million for the same period in 2011. For the three months ended September 30, 2012, we had an increase in legal costs of approximately $0.1 million in connection with our continuing efforts to protect and expand the patented technology relating to our dietary supplements and our RJR litigation, as compared to the same period in the prior year.

Research and Development Expenses. We expended approximately $1.5 million on research and development costs in the three months ended September 30, 2012 compared to approximately $1.1 million in the comparable period in 2011. The research and development costs in both the three months ended September 30, 2012 and 2011 related to our ongoing clinical (human) trials and pre-clinical (non-human) studies involving our Anatabloc® product or the principal dietary ingredient in the product. In addition, our research in the three months ended September 30, 2012 included costs related to the development and testing of our Anatabloc® Facial Crème, prior to its introduction into the market on September 10, 2012, as well as payment of royalties of 5% of Anatabloc® sales to an affiliate of the Roskamp Institute under the Research and Royalty Agreement entered into with that entity in 2010.

Interest Income and Expense. We had interest income of $4 thousand and interest expense of $13 thousand for the three months ended September 30, 2012, for a net interest expense of $9 thousand during the current period. For the same period in 2011, we had interest income of $12 thousand and interest expense of $63 thousand, for a net interest expense of $51 thousand. The lower interest expense for the three months ended September 30, 2012 reflected the lower outstanding balance due to the scheduled principal payments on our outstanding debt and the extinguishment of our RJR long-term debt obligation pursuant to the term of the September 21, 2012 settlement agreement with RJR (see “Part II—Item 1. Legal Proceedings” and Note 6 of the Financial Statements included in this Report for further details of the resolution of the RJR litigation matters). The lower interest income during the three months ended September 30, 2012 reflected lower average cash balances.

Miscellaneous Income. We had Miscellaneous Income for the three months ended September 30, 2012 in the net amount of $7.1 million, in connection with the resolution of the RJR litigation matters. This consisted of the satisfaction and extinguishment of unsecured promissory notes in the amount of $3.4 million as of August 1, 2012 that has been payable to RJR following its combination with B&W in 2004 and a separate cash payment of $5.0 million for a total amount of $8.4 million and an offset of $1.3 million in connection with a contingent fee arrangement with counsel relating to this litigation, although we anticipate negotiating the final amount of any fees payable (see Note 9 of the Financial Statements in this Report for more details relating to Miscellaneous Income).

Net Loss. We had net income of approximately $0.4 million for the three months ended September 30, 2012 compared to a net loss of approximately $(6.6) million for the same period in 2011. The results for the three months ended September 30, 2012 included $7.1 million of miscellaneous income as a resolution of the RJR litigation matters (see “Part II—Item 1. Legal Proceedings” and Note 6 of the Financial Statements included in this report for further details of the resolution of the RJR litigation matters).

For the three months ended September 30, 2012, we had a $0.4 million net income that resulted in zero basic and diluted loss per share compared to a basic and diluted loss per share of $(0.05) for the three months ended September 30, 2011. However, on a pro-forma basis, excluding the net gain from the resolution of the RJR litigation matters, our net loss per share, both basic and diluted, would have been $(0.05) for the three months ended September 30, 2012. We believe this non-GAAP measure is important for the reader to understand our net losses from core business operating results.

Reconciliation of GAAP to Non-GAAP earnings per share
	Three Months ended September 30,
	2012	2011
	unaudited

Basic and diluted net loss per common share GAAP basis	$—	$(0.05)

Basic and diluted gain from RJR settlement	$0.05	—

Basic and diluted net ( loss) per common share Non-GAAP basis	$(0.05)	$(0.05)

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net Sales. For the nine months ended September 30, 2012, net sales (gross sales less cash discounts, product discounts and product return allowance) were approximately $4.5 million compared to approximately $0.8 million during same period in 2011, an increase of approximately $3.7 million. Our dietary supplements, primarily Anatabloc®, contributed $4.2 million of total revenue in the nine months ended September 30, 2012. In the nine months ended September 30, 2011 our dietary supplements contributed $0.5 million to sales. Our dissolvable tobacco net sales were $0.3 million during each of the nine month periods ended September 30, 2012 and 2011.

Gross Profit (Loss). We had a gross profit of $0.9 million during the nine months ended September 30, 2012 compared to a gross loss of $(1.7) million for the same period in 2011, an improvement of $2.6 million. Increased Anatabloc® sales contributed $2.1 million to the gross profit improvement, while a reduction of inventory write off contributed $0.6 million.

Total Operating Expenses. Total operating expenses were approximately $20.7 million for the nine months ended September 30, 2012, an increase of approximately $5.0 million, or 31.8%, from approximately $15.7 million for the same period in 2011. This change was attributable to increases in general and administrative expenses of approximately $1.4 million, increases in marketing and distribution costs of approximately $2.2 million and increased research and development costs of approximately $1.4 million.

Marketing and Distribution Expenses. Marketing and distribution expenses were approximately $4.4 million for the nine months ended September 30, 2012, an increase of approximately $2.2 million, or 102.3%, from approximately $2.2 million for the same period in 2011. The increase in marketing during the nine-month period ended September 30, 2012 was attributable solely to the promotion of Anatabloc® as we decreased our spending on marketing for CigRx® and our dissolvable tobacco products by an aggregate of $0.1 million during this period. Our Anatabloc® marketing has consisted of a mix of advertising on radio and television and in print media and through online channels as we attempt to reach a wider audience of potential consumers for Anatabloc®. We have varied the frequency of ads and changed content as we seek to better communicate the benefits of Anatabloc® to a wider audience.

General and Administrative Expenses. General and administrative expenses were approximately $12.7 million for the nine months ended September 30, 2012, an increase of approximately $1.4 million, or 12.0%, from approximately $11.3 million for the same period in 2011. During the nine months ended September 30, 2012, we had a non-cash charge of $3.0 million for stock based compensation compared to a charge of $2.5 million during the same period in 2011 for a net increase of $0.5 million during the first nine months of 2012. Also, we had an expense of $0.2 million in connection with bonuses paid to certain employees who contributed to the successful launch of Anatabloc®, while no bonuses were paid in the comparable period in 2011. We recorded severance expense of approximately $0.2 million in the first six months of 2012 and had no comparable expense in the same period in 2011. During the period ended September 30, 2012, legal expenses increased approximately $0.2 million compared to the prior period in 2011 in connection with our ongoing efforts to protect and expand the patented technology relating to our dietary supplements and our RJR litigation. Various other expenses in the aggregate totaled approximately $0.3 million.

Research and Development Expenses. During the nine months ended September 30, 2012, we expended approximately $3.6 million primarily in connection with clinical (human) trials and pre-clinical (non-human) studies of our Anatabloc® product or the principal dietary ingredient is Anatabloc®. This included costs related to the development and testing of our Anatabloc® Facial Crème, prior to its introduction into the market on September 10, 2012, as well as payment of royalties of 5% of Anatabloc® sales to an affiliate of the Roskamp Institute under the Research and Royalty Agreement entered into with that entity in 2010. During the nine months ended September 30, 2011, Rock Creek expended approximately $2.2 million primarily in connection with the product development of Anatabloc®. Given our working capital constraints, our ability to continue such research efforts will depend on our ability to obtain funding for these initiatives through improved revenues from sales of our dietary supplements; licensing of our technology or from other funding sources.

Interest Income and Expense. We had interest income of $15 thousand and interest expense of $104 thousand for the nine months ended September 30, 2012, for a net interest expense of $89 thousand during the period. For the same period in 2011, we had interest income of $41 thousand and interest expense of $207 thousand, for a net interest expense of $166 thousand. The lower interest expense for the nine months ended September 30, 2012 reflected lower outstanding principal of our long-term debt and the extinguishment of our RJR long-term debt obligation pursuant to the terms of the September 21, 2012 settlement agreement with RJR (see “Part II—Item 1. Legal Proceedings” and Note 6 of the Financial Statements in this Report for further details of the resolution of the RJR litigation matters). The lower interest income during the nine month period ended September 30, 2012 was primarily due to lower cash balances in the period.

Miscellaneous Income. We had Miscellaneous Income for the nine months ended September 30, 2012 in the net amount of $7.1 million, in connection with the resolution of the RJR litigation matters. This consisted of the satisfaction and extinguishment of unsecured promissory notes in the amount of $3.4 million as of August 1, 2012 that has been payable to RJR following its combination with B&W in 2004 and a separate cash payment of $5.0 million for a total amount of $8.4 million and an offset of $1.3 million in connection with a contingent fee arrangement with counsel relating to this litigation, although we anticipate negotiating the final amount of any fees payable (see Note 9 of the financial statements included in this Report for more details relating to Miscellaneous Income).

Income Tax Expense. During the nine months ended September 30, 2012, we had no income tax obligation due to our net operating losses.

Net Loss. We had a net loss of approximately $(12.8) million for the nine months ended September 30, 2012 compared to a net loss of approximately $(17.6) million for the same period in 2011. The results for the nine months ended September 30, 2012 included miscellaneous income of $7.1 million as a result of the resolution of the RJR litigation matters (see “Part II—Item 1. Legal Proceedings” and Note 6 of the Financial Statements included in this Report for further details of the resolution of the RJR litigation matters). While we had an increase in gross profit of $2.7 million for the first nine months of 2012, that increase was offset by increased marketing costs of $2.2 million for Anatabloc®, increased charges for stock based compensation awards of $0.5 million, severance expense of $0.2 million, bonuses paid to certain employees in connection with the successful launch of Anatabloc® amounting to $0.2 million and increased research and development expenses of $1.4 million. Further, we had small increases in a number of other expense categories that in the aggregate totaled $0.5 million.

For the nine months ended September 30, 2012, our basic and diluted loss per share was $(0.09) compared to a basic and diluted loss per share of $(0.13) for the nine months ended September 30, 2011. However, on a pro-forma basis, excluding the net gain from the resolution of the RJR litigation matters, our net loss per share, both basic and diluted, would have been $(0.14) for the nine months ended September 30, 2012. We believe that this non-GAAP measure is important for the reader to understand our net losses from core business operating results.

Reconciliation of GAAP to Non-GAAP earnings per share
	Nine Months ended September 30,
	2012	2011
	unaudited

Basic and diluted net loss per common share GAAP basis	$(0.09)	$(0.13)

Basic and diluted gain from RJR settlement	$0.05	—

Basic and diluted net (loss) per common share Non-GAAP basis	$(0.14)	$(0.13)

Liquidity and Capital Resources

We have been operating at a loss for the past ten years. Our future prospects will depend on our ability to generate and sustain increased revenue levels in future periods, which will largely be dependent on increased distribution and consumer acceptance of:

•	Anatabloc®, our nutraceutical, dietary supplement for anti-inflammatory support introduced in August 2011;

•	Anatabloc® Facial Crème introduced in September 2012; and

•	CigRx®, our non-nicotine, non-tobacco nutraceutical dietary supplement designed to temporarily decrease the desire to smoke.

Our future prospects also will be dependent on Rock Creek's ability to develop additional nutraceutical products and pharmaceutical products and on our ability to begin generating revenues through royalties from the patented tobacco curing process for which we are the exclusive licensee. Two of those patents to which we are the exclusive licensee have been the subject of prolonged litigation with RJR that began in 2001 and was settled on September 21, 2012. See “Part II —Item 1. Legal Proceedings” of this Report and Note 6 of the Financial Statements for further details of the resolution of the RJR litigation matters.

For additional information with respect to our prospects of operations, see “—Prospects for Our Operations.”

In February 2012, through a private placement, our company received proceeds of approximately $12.0 million from the sale of 410,000 shares of common stock and new warrants to purchase up to 410,000 shares of common stock as well as the exercise for cash of warrants to purchase 5,815,254 shares of common stock and the issuance of new warrants to purchase up to 5,815,254 shares of common stock. See our current report on Form 8-K, filed with the SEC on February 29, 2012, for a further description of these transactions. During the nine months ended September 30, 2012, we received an additional $1.2 million from the exercise of stock options and warrants. Absent exercise of outstanding warrants and options for cash or a substantial improvement in revenues and/or royalties, we believe that we have sufficient funding to support our operations into the first quarter 2013. Depending upon sales levels, market conditions and the price of our common stock, it may be necessary for us to seek additional funds. There can be no assurance that we will be successful in obtaining such funding at commercially reasonable terms.

As of September 30, 2012 we had a working capital surplus of approximately $10.2 million, which included cash of approximately $9.5 million. Future cash needs during 2012 will include funding of our company's operations in light of our continued operating losses.

We expect to continue to pursue opportunities for expanding the sales and marketing efforts for our dietary supplements and cosmetic products, continuing the work of Rock Creek in developing other dietary supplement products, pharmaceutical products and the licensing of our low-TSNA tobacco curing process and related technology. While we may seek to obtain funds in the future through debt financing, there may be limitations on our ability to obtain new debt financing given our recurring operational losses. Moreover, our ability to raise future financings on terms acceptable to us (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of our stock price and our operational performance. Any equity financing will be dilutive to our existing shareholders.

Summary of Balances and Recent Sources and Uses

As of September 30, 2012, we had a working capital surplus of approximately $10.2 million, which included cash of approximately $9.5 million.

Net Cash From Operating Activities. During the nine months ended September 30, 2012, approximately $12.5 million of cash was used in operating activities compared to approximately $13.6 million of cash used in operating activities during the same period in 2011. Cash used in operations was approximately $1.1 million lower during the nine months ended September 30, 2012 compared to the same period in 2011. The decrease in cash used in operations in 2012 was attributable to the receipt of a cash payment of $5.0 million as part of our settlement with RJR (see Note 6 of the Financial Statements for further details of the resolution of the RJR litigation matters). Net cash used in operations increased $1.5 million and was comprised of increased gross profits of $2.6 million offset by $4.1 million in spending increases for marketing, general and administrative and research and development. During the nine months ended September 30, 2012, we expended cash of $2.4 million for the inventory of raw materials used in producing Anatabloc®.

Net Cash From Investing Activities. During the nine months ended September 30, 2012, a total of $(18) thousand of cash was used for investing activities, primarily the acquisition of property and equipment and to fund costs associated with our intellectual property. That amount was partially offset by funds received for the licensing of certain of our trademarks to Tantus Tobacco under an agreement entered into in 2007. During the nine months ended September 30, 2011 we expended a net of $0.5 million for equipment to support our dietary supplement products production.

Net Cash From Financing Activities. During the nine months ended September 30, 2012, we generated net cash from financing activities of approximately $11.8 million, primarily through the exercise of warrants and stock options for $11.9 million and the sale of common stock for gross proceeds of approximately $1.7 million, offset in part by debt payments of $1.7 million. During the same period in 2011, we generated net cash from financing activities of approximately $11.3 million, primarily through the sale of common stock for gross proceeds of approximately $10.0 million and the exercise of warrants and stock options of $3.2 million offset, in part, by long-term debt payments of $1.9 million.

Net Cash Used in MSA Escrow Payments. Given the fact that we discontinued the sale of cigarettes in June 2007, we do not have any ongoing obligation to make any deposits into escrow. During the nine months ended September 30, 2012, we deposited $113 thousand into escrow for sales from 2006 in one MSA state based on an audit of cigarette sales for that year. During the nine months ended September 30, 2011, we did not make any deposits for the sale of cigarettes in the MSA states.

Cash Demands on Operations

During the nine months ended September 30, 2012, we had losses from operations that totaled $(19.8) million.

Contingent Liabilities and Cash Demands

B&W Loan Agreements.

Until September 21, 2012, our Company’s principal long-term debt had consisted of unsecured promissory notes arising from our prior business relationship with B&W. Following the combination of the operations of RJR and B&W in 2004, those notes were being paid to RJR and had a principal balance of $3.4 million as of August 1, 2012. As part of the resolution of the RJR litigation, the outstanding principal balance of the debt ($3.4 million), plus accrued interest was satisfied and extinguished and the notes returned to us as satisfied (see “Part II—Item 1. Legal Proceedings” and Note 6 of the Financial Statements in this Report for further details of the resolution of the RJR litigation matters).

Litigation Costs and Product Liability Insurance.

We previously have accrued obligations for legal fees actually incurred in connection with the RJR litigation of approximately $0.9 million. We also had entered into a fee agreement with counsel in connection with the RJR litigation that was contingent on the litigation outcome. The contingent fee amounted to $1.3 million and is included in the financial statements in this Report, although we anticipate negotiating the final amount of any fees payable to our counsel in connection with the RJR litigation.

Prior to the introduction of Anatabloc® and CigRx®, we obtained product liability insurance for these products as nutraceuticals and likewise we obtained product liability insurance for Anatabloc® Facial Crème as a cosmetic prior to its introduction into the market. This insurance covers claims arising from product defects or claims arising out of the sale, distribution and marketing of our Anatabloc®, CigRx® and Anatabloc® Facial Crème products. There have been no claims asserted with respect to the manufacture, sale or use of our Anatabloc®, CigRx® and Anatabloc® Facial Crème products to date. If any such claims are asserted in the future and ultimately result in liability that exceeds the limits of our insurance coverage, we would be liable for any such excess amount.

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of September 30, 2012, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In May 2001, we filed a patent infringement action against RJR in the United States District Court for Maryland, Southern Division, or District Court, to enforce our company’s rights under U.S. Patent No. 6,202,649 (‘649 Patent), which claims a process for substantially preventing the formation of TSNAs in tobacco. On July 30, 2002, we filed a second patent infringement lawsuit against RJR in the District Court based on a new patent issued by the U.S. Patent and Trademark Office on July 30, 2002 (Patent No. 6,425,401) (‘401 Patent). The new patent is a continuation of the ‘649 Patent, and on August 27, 2002, the two cases were consolidated.

The consolidated cases were tried to a jury in the District Court between May 18, 2009 and June 16, 2009. At the conclusion of the trial, the jury returned a verdict in favor of RJR holding that there was no infringement of the two patents at issue in the case and that the patents were invalid due to anticipation, obviousness, indefiniteness and failure to disclose best mode. On July 7, 2009, we filed a motion with the District Court for Judgment as a Matter of Law or, in the Alternative, for a New Trial. That motion was denied on December 21, 2009 and judgment was entered on the jury verdict that day. We filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit Court of Appeals on December 22, 2009 and our opening brief was filed on May 5, 2010. After full briefing, Oral argument on the appeal was held before a three-judge Panel of the Federal Circuit Court of Appeals on January 11, 2011. In a decision issued on August 26, 2011, the Court of Appeals reversed the jury finding as to the patent defenses of anticipation, obviousness, indefiniteness and failure to disclose best mode and reconfirmed the validity of the patent claims at issue in the litigation. At the same time the Court of Appeals affirmed the jury finding of non-infringement for the growing years at issue in the litigation. On November 29, 2011 the Federal Circuit denied RJR’s Petition for Rehearing and Rehearing en Banc and the case was remanded to the District Court on December 15, 2011. On January 26, 2012, following a conference with counsel, the District Court issued an order referring this action and our second RJR case to a magistrate judge for mediation/settlement discussions. On September 21, 2012 our company and RJR reached a settlement of the consolidated cases and, as part of the settlement, joint stipulations of dismissals with prejudice were filed in each of the consolidated cases and were entered by the District Court on September 24, 2012.

On March 28, 2012, RJR filed a petition for certiorari with the Supreme Court to review the Federal Circuit Court of Appeals decision as to the definiteness of the patents at issue in the RJR litigation. Our Company’s response to the petition for certiorari was filed on May 29, 2012. As part of the settlement between our company and RJR, RJR’s petition for certiorari was dismissed on joint motion of the parties prior to consideration of the petition for certiorari by the Supreme Court.

On November 30, 2009, RJR filed a motion for a bill of cost for $442,388.05. RJR also filed a motion requesting the District Court to determine that this is an “exceptional” case under 35 U.S.C. § 285 and award attorneys’ fees of approximately $35 million under that provision and/or under 28 U.S.C. § 1927 on the basis that attorneys’ fees were unreasonably multiplied during the litigation. As part of Orders issued on December 21, 2009, the District Court stayed the motion for attorneys’ fees until after a ruling on the pending appeal and the reexamination before the U.S. Patent and Trademark Office. The Court on January 8, 2010, stayed any further briefing on the renewed petition for a bill of cost that RJR filed on December 30, 2009. The stipulations of dismissal filed in the two consolidated cases pending in the District Court as part of the RJR settlement provided that each side in those actions would bear its own costs and attorneys’ fees. With the entry of dismissals by the District Court, RJR’s motion for attorneys’ fees and cost in the consolidated cases became moot.

On May 29, 2009, we filed a new complaint against RJR for patent infringement during the period beginning 2003 through the filing date of the complaint. In an Order dated January 8, 2010, the Court stayed any further action in this case until after a ruling on the appeal in the initial infringement actions against RJR. As noted above, this case was referred to a magistrate judge for mediation/settlement discussions under the Court order issued on January 26, 2012. As part of the settlement between our company and RJR, a joint stipulation of dismissal with prejudice was filed with the District Court in this case and entered by the District Court on September 24, 2012. The stipulations of dismissal provided that each side in that action would bear its own costs and attorneys’ fees.

On December 31, 2008 and January 2, 2009, RJR filed requests in the U.S. Patent and Trademark Office to reexamine the two patents that were the subject of the patent infringement litigations described above. In February and March 2009, the Patent and Trademark Office granted the reexamination requests, agreeing to review the patentability of the subject matter claims 4, 12 and 20 of the ‘649 patent and claim 41 of the ‘401 patent. On March 10, 2011, the Patent and Trademark Office confirmed the validity of each of the claims of the ‘649 and ‘401 patents that were under reexamination and closed each of the reexamination proceedings.

On September 14, 2012, we filed an action in the United States District Court for the Central District of California against Cigirex, LLC alleging infringement of our company’s registered trademark CigRx® and related claims and seeking a declaratory judgment as to such infringement, injunctive relief and damages. That action is currently pending. Also, prior to filing the action against Cigirex in Federal District Court, we had been opposing the registration of the Cigirex mark in the Patent and Trademark office, or PTO. After filing our District Court action against Cigirex, LLC, we filed a motion in the PTO proceeding seeking to have that proceeding suspended pending the outcome of the District Court case. That motion is currently pending.

There are no material litigation matters pending in which our company is a named party beyond those described in this Report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAR SCIENTIFIC, INC.

Date: November 9, 2012	/s/ Park A. Dodd, III
Authorized Signatory and
Chief Financial Officer

