Form 10-K/A
period 2012-12-31
STAR SCIENTIFIC INC
filed 2013-04-30
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 30, 2012 was approximately $533 million. Shares of voting stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares outstanding for each class common equity as of April 15, 2013, 166,491,509 shares of common stock, par value $0.0001 per share

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE – AMENDMENT

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original 10-K Filing”), as initially filed with the Securities and Exchange Commission on March 18, 2013. In accordance with General Instruction G to Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III was omitted from the Original 10-K Filing and, as indicated in the Original 10-K Filing, was to be filed as part of an amendment to the Original 10-K Filing not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012. Accordingly, we are filing this Amendment No. 1 solely for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to include the currently dated certifications as exhibits, and to reference the financial statements filed with the Original 10-K Filing. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, we have omitted the certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 because this Amendment No. 1 does not contain any financial statements.

Other than as described above, the Original 10-K Filing is unchanged and is not reproduced in this Amendment No. 1. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Original 10-K Filing, nor does this Amendment No. 1 modify or update in any way disclosures contained in the Original 10-K Filing, including the Company’s financial statements and the footnotes thereto. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K Filing and our other SEC filings.

1

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this annual report on Form 10-K/A, or this Report, to “Star Scientific,” “Company,” “we,” “our,” “us,” “our company” and similar terms refer to Star Scientific, Inc. and its wholly owned subsidiaries Rock Creek Pharmaceuticals, Inc., a Delaware corporation, and Star Tobacco, Inc., a Virginia corporation, which also may be referred to in this Report as “Rock Creek” and “Star Tobacco,” respectively.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, including the continued development and market acceptance of our nutraceutical products, the effect of any competitive products, our ability to license and protect our intellectual property, our ability to raise additional capital in the future that is necessary to maintain our business, changes in government policy and/or regulation, potential litigation by or against us and any governmental review of our products or practices. Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Item 1A. Risk Factors” of our 10-K Report filed on March 18, 2013.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in “Item 1A. Risk Factors” of our 10-K Report in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

Part III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table and text set forth the name, age and positions of each of our directors elected by our common stockholders:

Name	Age	Position
Burton J. Haynes(1)(2)(3)	65	Director
Christopher C. Chapman, Jr., M.D.(1)(2)(3)	60	Director
Neil L. Chayet(1)(2)	74	Director
Ralph B. Everett(3)	61	Director
Paul L. Perito	76	Chairman, President and Chief Operating Officer
Jonnie R. Williams, Sr.	57	Chief Executive Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.

Set forth below is biographical information for each director of our company.

Christopher C. Chapman, Jr., 60, has served as a member of our Board of Directors since September 2005. Since its inception in 1999, Dr. Chapman has served as Chairman and Chief Executive Officer of Chapman Pharmaceutical Consulting, Inc., which provides expert medical consultation on the development and management of domestic and global product development programs for biotech, pharmaceutical and medical device products. He served as Senior Director of Medical Affairs with Quintiles/BRI, the largest contract research organization in the U.S., from 1995 until 2000. In that capacity, Dr. Chapman had oversight responsibility for the support of new drug applications, clinical studies and device submissions to the FDA for approval. From 1992 until 1994, Dr. Chapman was Medical Director at Regeneron Pharmaceuticals. He currently serves as Chairman of the Chapman Pharmaceutical Health Foundation. Dr. Chapman is a graduate of the Georgetown University School of Medicine in Washington, DC.

Dr. Chapman was nominated to serve on our Board of Directors at the time that our company was seeking to establish a pharmaceutical subsidiary that would focus on a range of non-nicotine nutraceutical products and pharmaceutical products, as well as expanding the acceptance of our very-low TSNA smokeless tobacco products as a viable alternative to more toxic forms of tobacco. Dr. Chapman’s training as a physician and his experience in the biotech and pharmaceutical areas, particularly his experience in dealing with new drug applications, clinical studies and device submissions, led our Board of Directors to conclude that he could provide valuable assistance in connection with the development of both our very low-TSNA smokeless tobacco products and the anticipated activities of a new subsidiary that would focus on pharmaceuticals, nutraceuticals and related products. Consistent with Dr. Chapman’s areas of expertise, he has served as a director of Rock Creek, since its incorporation in 2007 and has been active in advising our company on issues relating to new drug development and the potential for the expansion of our company’s mission in the area of pharmaceutical and nutraceutical products.

Neil L. Chayet, 74, has served as a member of our Board of Directors since September 2007. Mr. Chayet is President of Chayet Communications Group, Inc., a consulting organization that addresses difficult public policy issues, including those related to health care, mental health services, and communications. Mr. Chayet is a member of the faculty of the Harvard Medical School, serving in the Department of Psychiatry and at McLean Hospital. He is also a member of the faculty of the Cummings School of Veterinary Medicine at Tufts University and a member of the Board of the Tisch College of Citizenship and Public Service at Tufts. Mr. Chayet also serves as a member of the Board of Directors of the Whitehead Institute for Biomedical research at M.I.T., and is Co-Chair of its Board of Associates. He is President of the Harvard Law School Association of Massachusetts, and Co-Chair of the HLSA Senior Advisory Network. He is also a member of the Board of Directors of Mass INC, and a member of the Massport Security Advisory Council. He previously served as Chairman of the Massachusetts Mental Health Institute, Inc., a member of the Research Grants Review Committee for the Studies of Narcotic Drug Abuse at the National Institute of Mental Health, and a delegate to the U.N. Conference on Psychotropic Substances, which followed the Single Convention on Narcotic Drugs. Since 1976, Mr. Chayet has hosted a daily radio feature, “Looking at the Law”, which is syndicated by CBS, and he frequently lectures on topics related to the intersection of health, science and the law. Mr. Chayet earned an undergraduate degree from Tufts University in 1960 and a law degree from Harvard Law School in 1963. In April 2007, Mr. Chayet received the Civic Achievement Award from the American Jewish Committee and in 2008 received the Tufts Distinguished Service Award.

Mr. Chayet was nominated to serve on our Board of Directors shortly after our company formed its pharmaceutical subsidiary, Rock Creek. As part of his legal and consulting practice, Mr. Chayet for many years has been involved with issues relating to the healthcare field and the intersection of health, science and the law. Given the public health aspects of tobacco use, the related mission of our company to reduce the harm associated with tobacco use and the expectation that Congress would eventually grant the FDA authority over tobacco products, our Board of Directors believed that Mr. Chayet could provide unique insight and assistance to our company as we sought to grow our pharmaceutical business and continue the development of very low-TSNA smokeless tobacco products. Like Dr. Chapman, Mr. Chayet has provided valuable counsel and guidance as a member of the Board of Rock Creek, in addition to serving as a member of our Board of Directors.

Ralph B. Everett, 61, was elected as a member of our Board of Directors by our stockholders at the Annual Meeting held on December 14, 2012. Since January 2007, Mr. Everett has served as President and CEO of the Joint Center for Political and Economic Studies, widely acknowledged as the nation’s leading think tank for policy analysis and research on issues of concern to African Americans and other people of color. Since his appointment to that position, he has led an effort to expand the organization’s research and influence into key policy areas, which has resulted in the establishment of two new centers of excellence- the Joint Center Media and Technology Institute and the Civic Engagement and Governance Institute - as well as an Energy and Environment Program. From 1989 through 2006, Mr. Everett was a partner at Paul, Hastings, Janofsky & Walker LLP, a leading international law firm with offices throughout Europe, Asia and the United States. He was the first African American partner at Paul Hastings and during his 17-year tenure specialized in telecommunications and transportation policy. He served as Managing Partner of the Washington office from 1993 until 1996 and was also Co-Chair of the firm’s Federal Legislative Practice Group and a Policy Committee member. Mr. Everett has a 34-year track record of pioneering leadership in the nation’s capital. He served as Staff Director and Chief Counsel of the U.S. Senate Committee on Commerce, Science and Transportation from 1987 to 1989. There, he played a pivotal role in cable, broadcast and common carrier legislative reforms, as well as regulatory reform of the airline, truck, railway and bus industries. Prior to assuming the role of Chief Counsel of the full Committee, he served as Democratic Staff Director and Minority Chief Counsel from 1982 to 1986 and as a legislative assistant to U.S. Senator Ernest Hollings from 1977 to 1982. In 1998, President Clinton appointed Mr. Everett as U.S. Ambassador to the International Telecommunication Union’s Plenipotentiary Conference. That year, he also was chosen to lead the U.S. Delegation to the Second World Telecommunication Development Conference in Malta, joining participants from more than 190 nations. In Malta, he was elected Vice Chairman of the world proceedings. In 2008, Mr. Everett was a team leader for the Obama-Biden Transition Project Agency Review Working Group responsible for overseeing the Department of Commerce. Mr. Everett currently serves on the AT&T Consumer Advisory Panel, is Co-Chair of the Commission to Engage African Americans on Climate Change and is a member of the Economic Club of Washington, Alpha Phi Alpha Fraternity and Sigma Pi Phi Fraternity. He has served on the Duke University Law School’s Board of Visitors since 1994. He also serves as Vice Chair of the Board for Independent Sector, as a Director of the National Coalition on Black Civic Participation and, since 1998, as a Director of Cumulus Media Inc. Mr. Everett’s community service has included six years on the National Urban League Board and over a decade on the Board of the Center for National Policy, where he was Secretary. He has served on the President’s Board of Advisors for Historically Black Colleges and Universities and as Vice Chairman of the Commonwealth of Virginia’s Waste Management Board. He also chaired the Board of Trustees of the historic Alfred Street Baptist Church, one of the oldest African American Baptist Churches in the United States. A native of Orangeburg, South Carolina, Mr. Everett graduated Phi Beta Kappa from Morehouse College in 1973 and received his law degree from Duke University Law School in 1976. At Duke University, he held the honor of being named Earl Warren Legal Scholar. He is a member of the District of Columbia and North Carolina Bars as well as a member of the Supreme Court Bar. Ebony magazine has named Mr. Everett one of the nation’s “150 Most Influential African Americans.”

Mr. Everett was nominated to serve on our Board of Directors based on his extensive experience in dealing with regulated industries both in the context of legislative initiatives in the public sector and in advising and leading companies in the private sector in dealing with legal issues before the legislative and administrative branches of government. Mr. Everett also has had extensive experience in advising companies on an array of business issues both as an attorney advisor, executive and member of the board of directors of numerous companies and organizations. Mr. Everett’s familiarity with the legislative and regulatory processes at the Federal government level, his educational training and his diverse business background were viewed by our Board of Directors as being valuable in dealing with the type of regulatory issues that our company encounters on a regular basis and, particularly, as we continue to transition and focus our efforts on the development and sale of nutraceutical dietary supplements and potentially pharmaceutical products.

Burton J. Haynes, 65, has served as a member of our Board of Directors since October 22, 2010. Since 1997, Mr. Haynes has served as the sole principal in Burton J. Haynes PC, a law firm specializing in income tax matters, estate and tax planning and complex civil and criminal tax cases. Between 1988 and 1996, Mr. Haynes practiced law as a named partner in the law firm of Bodzin, Haynes & Golub, specializing in civil and criminal tax cases. Mr. Haynes was a partner at the law firm of Finley, Kumble, Wagner, Heine, Underberg, Manley, Myerson & Casey from 1981 to 1988. Prior to entering private practice, Mr. Haynes served as a Special Agent, IRS Criminal Investigation Division from 1973 to 1981. As a Special Agent, Mr. Haynes worked closely with the FBI and U.S. Attorney’s Office on criminal investigations and was named criminal investigator of the year in 1980 by the Association of Federal Investigators. Mr. Haynes received his Bachelor of Arts Degree in Business Administration from the University of Maryland in 1972 and received a Master’s Degree in Business Administration from the University of Maryland Graduate School in 1975. He received his law degree in 1979 from the University of Maryland, where he was the recipient of the W. Calvin Chestnut award and the John L. Thomas prize for outstanding scholarship and was elected Order of the Coif. Mr. Haynes is a member of the bars of the District of Columbia, Maryland and Virginia and is a Certified Public Accountant (although his CPA license is in inactive status because his primary focus is on the practice of law). He served as an adjunct professor from 1979 to 1981 at Towson State University.

Mr. Haynes was nominated to serve on our Board of Directors based on his extensive experience in business, legal and complex tax, litigation and regulatory matters. His background as an accountant and attorney provides a unique combination of disciplines as does his long career in dealing with complex civil and criminal tax matters. Our Board of Directors viewed Mr. Haynes’ combination of training and experience as a valuable source of expertise, particularly in the areas of financial analysis and planning. Mr. Haynes’ expertise is also valuable in dealing with the type of regulatory issues facing our company in connection with our ongoing efforts relating to the development and marketing of pharmaceutical and nutraceutical products.

Paul L. Perito, 76, is our company’s President and Chief Operating Officer, or COO, and has served in that capacity since November 1999. He has served as a member of our Board of Directors since December 1999 and as the Chairman of our Board of Directors since August 2000. Mr. Perito served as our company’s Executive Vice President, General Counsel, and Chief Ethics Officer from June 1999 through November 1999. Previously, Mr. Perito was a senior partner in the law firm of Paul, Hastings, Janofsky & Walker LLP, or PHJ&W, from July 1991 until June 1999 when he became a senior counsel to the firm at the time he joined our company. Mr. Perito resigned his position as senior counsel to PHJ&W as of March 31, 2001, after serving as National Co-Chair of the White Collar Corporate Defense Practice Group at PHJ&W since 1991, and Chair of the Litigation Department in that firm’s Washington, DC office since 1995. Prior to his re-entry into private practice, he served as Chief Counsel and Deputy Director of the White House Special Action Office on Drug Abuse Prevention from 1971 to 1973. Mr. Perito was confirmed by the Senate for that position in March 1972. From 1970 to 1971, Mr. Perito served as Chief Counsel and Staff Director to the U.S. House of Representatives Select Committee on Crime. Immediately prior to serving the Congress, Mr. Perito was an Assistant United States Attorney in the Southern District of New York, U.S. Department of Justice from 1966 to 1970. Mr. Perito graduated from Tufts University, Magna Cum Laude and Phi Beta Kappa, and from the Harvard Law School. Mr. Perito was a Rotary International Scholar at the Victoria University of Manchester in Manchester, England, and in Lund University, Lund, Sweden, in P.P.E. in 1960-1961 before entering Harvard Law School. Mr. Perito graduated from Harvard Law School (LLB/JD), as an Edward John Noble Scholar, in 1964 and was thereafter admitted to the Bar of the Commonwealth of Massachusetts. He is also a member of the District of Columbia Bar and is admitted to practice in numerous federal District Courts, Courts of Appeal, and the United States Supreme Court. Mr. Perito was the President of the Harvard Law School Association of the District of Columbia from 1990 to 2010 and is now Chair Emeritus. He is also a member of the Executive Committee of the Harvard Law School Association and was Secretary to the Harvard Law School Association for approximately 15 years. In June 2010, Mr. Perito was elected First Vice President of the Harvard Law School Association for a two-year term and assumed the role of President of that association in June 2012 for a two-year term. He served as Chairman of the Harvard Law School Class of 1964 Reunion and Fund Committees from 1995 to 2010 and served as Co-Chair of the World Alumni Congress in 2006-2007, and Class Agent for the Harvard Law School Fund in 2006-2007. Mr. Perito was Chair of the Harvard Law School 45th Reunion Committee and Co-Chair of the Gift Committee Class of 1964. Mr. Perito is a member of the International Board of Overseers of Tufts University and a former member of the Board of Georgetown Visitation Preparatory School in Washington, DC.

Prior to joining our company’s Board of Directors, Mr. Perito had a long and distinguished legal and governmental career that focused not only on highly complex litigation matters, but also a variety of health related regulatory and legal matters, including issues relating to addiction and harm reduction as part of his service in the Legislative and Executive branches of government. Given our company’s recent focus in the area of non-nicotine nutraceutical and pharmaceutical products and our focus since the late 1990s on tobacco harm reduction, as well as our emerging intellectual property portfolio related to these initiatives, it was evident to our Board of Directors that our company would benefit from having Mr. Perito’s legal and management skills and expertise in coordinating our company’s intellectual property and litigation efforts as well as his input on how best to interact at the highest levels of the federal government on a wide variety of healthcare and legal issues related to the regulation of tobacco products and more recently nutraceutical and pharmaceutical products. In light of the significant legal and regulatory matters facing our company, the need for the type of expertise and experience possessed by Mr. Perito has remained. Additionally, given our increased emphasis on non-nicotine nutraceuticals and related products and the expanded focus of our company in seeking to promote the maintenance of a healthy metabolism Mr. Perito’s expertise has become more essential to our company’s business strategy.

Jonnie R. Williams, 57, has served as our company’s Chief Executive Officer, or CEO, since November 1999 and has served as a member of our Board of Directors since October 1998. Mr. Williams was one of the original founders of Star Tobacco, our company’s wholly owned subsidiary, and served as its Chief Operating Officer and Executive Vice President until July 1999. On July 1, 1999, in order to concentrate on the expanding demands of our company’s sales and new product development, Mr. Williams resigned from his positions with Star Tobacco initially to assume the primary responsibilities of Director of Product Development and Sales of our company and then the position of CEO. Mr. Williams, a principal stockholder of our company, is also the inventor of the StarCured ® tobacco curing process for preventing or significantly retarding the formation of TSNAs in tobacco and tobacco smoke. He also has been actively involved in our recent product initiatives involving the use of anatabine citrate as a dietary ingredient and potentially as a pharmaceutical ingredient, Mr. Williams has been involved in venture capital start-up bio-tech companies for over a decade where he has been either a major shareholder or a co-founder of the following companies: LaserSight, LaserVision and VISX. Mr. Williams is also one of the owners of Regent Court Technologies LLC and was a principal in Jonnie Williams Venture Capital Corp.

Mr. Williams has played a prominent role in our company since its inception as the inventor of the StarCured® tobacco curing process, as a significant contributor to our new product initiates in the pharmaceutical and nutraceutical areas and, since 1999, as our CEO. Also, he has been active in capital raising initiatives and related interactions with investors. Given his activities and skills in these areas, it was evident to our Board of Directors that Mr. Williams’ guidance as a director would be beneficial to our company in each of these areas and in assessing the direction and focus of our company as we have moved forward with our mission of promoting the maintenance of a healthy metabolism and in supporting good nutrition.

Executive Officers

The following table sets forth certain information with respect to our executive officers, other than Messrs. Paul L. Perito and Jonnie R. Williams, whose information is set forth above under the caption “—Directors.”

Name	Age	Position
David M. Dean	53	Vice President of Sales and Marketing
Park A. Dodd, III	60	Chief Financial Officer
Robert E. Pokusa	62	General Counsel
Curtis Wright, MD, MPH	63	Senior Vice President, Medical/Clinical Director of Rock Creek Pharmaceuticals, Inc.

Set forth below is biographical information for each executive officer of our company who is not also a director.

David M. Dean, 53, has served as Vice President of Sales and Marketing of our company since November 1999 and as President of Star Tobacco since February 2010. From 1998 to October 1999, he served as a Principal of Group Insurance Concepts of Virginia, L.L.C., an employee benefits consulting firm and an affiliate of Northwestern Mutual. From 1984 to 1998, Mr. Dean was employed with Trigon Blue Cross/Blue Shield in Richmond, Virginia, where he held a variety of executive positions over a 14 year period, including Vice President of the Eastern Region from 1994 to 1996, Vice President of Sales from 1996 to 1997, and Vice President of Sales and Account Management for the Eastern and Western Regions from 1997 to 1998. Trigon Blue Cross/Blue Shield was the largest health insurer in Virginia and was purchased during 2002 by Anthem. Mr. Dean is a graduate of Elon College.

Park A. Dodd, III, 60, has served as our company’s Chief Financial Officer, Treasurer, and Assistant Secretary since October 2007. Mr. Dodd was a special advisor to our company from May 2007 until assuming the role as Chief Financial Officer in October 2007. Mr. Dodd’s experience includes a thirty-two year career in strategic financial planning and accounting. From 1980 to 2000 he held a number of management positions with Philip Morris, Inc. with increasing responsibilities in accounting and reporting, business decision support, financial planning and analysis during that time, including his service as Senior Manager and Director of Financial Planning and Analysis from 1992 to 1998 and Director of Finance Reengineering and Technology Upgrade from 1998 to 2000. Mr. Dodd was special advisor to the Chief Financial Officer of the United States Olympic Committee during 2000, and from 2001 to 2005 he served as Director in Accounting and Reporting of Capital One Financial Corporation in Richmond, Virginia. Between 2005 and the end of 2009, Mr. Dodd was a partner with Tatum, LLC, a national executive services firm that specializes in providing interim financial leadership to client organizations. Mr. Dodd received an undergraduate degree in Accounting from Virginia Tech in 1975 and an MBA from Virginia Commonwealth University in 1986. He is a licensed Certified Public Accountant in the State of Virginia.

Robert E. Pokusa, 62, has served as our company’s General Counsel and Secretary since March 2001. From 1991 until joining our company, he was associated with Paul, Hastings, Janofsky & Walker LLP during which time he worked on a number of matters for our company and concentrated his practice in the areas of complex civil litigation and administrative law. From 1980 to 1991, Mr. Pokusa was associated with the law firms of Perito, Duerk & Carlson; Finley, Kumble, Wagner, Hiney, Underburg, Manley, Meyerson & Casey, and Washington, Perito and Dubuc. Mr. Pokusa received his Bachelor of Arts Degree from Montclair State University and his law degree from The American University, Washington College of Law. He is a member of the Virginia and District of Columbia bars.

Curtis Wright, MD, MPH, 63, has served as Senior Vice-President, Medical/Clinical Director of our pharmaceutical subsidiary, Rock Creek Pharmaceuticals, Inc. since February 2008. Dr. Wright previously served as Vice President of Clinical and Regulatory Affairs for Adolor Corporation from 1997 to 1998, and Executive Director, Medical Affairs and subsequently Executive Director of Risk Assessment for Purdue Pharma from 1998 to 2004. Immediately prior to joining Rock Creek Pharmaceuticals, Inc., Dr. Wright served as Executive Vice President for Risk Management and Regulatory Affairs at Javelin Pharmaceuticals, Inc., Cambridge, MA from 2004 to 2008. Dr. Wright’s career at the FDA, from 1989 through October 1997, included multiple senior scientific positions in the Center for Drug Evaluation and Research, including Deputy Director and subsequently Acting Director of his division. Dr. Wright received his medical degree, with distinction, from George Washington University and received a master’s degree in Public Health from the John Hopkins University.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires directors and executive officers and persons, if any, owning more than ten percent of a class of our company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our company’s equity and equity derivative securities. Based solely upon a review of the copies of such reports and written representations from reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with on a timely basis for the year ended December 31, 2012, except that certain gifts of our common stock made by Mr. Williams during 2012 were not timely reported on or before the 45th day after December 31, 2012.

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

Audit Committee

We currently maintain an Audit Committee which has responsibility for the appointment of our independent registered public accountants, reviews our internal accounting procedures and financial statements, and consults with and reviews the services provided by our independent registered public accountants, including the results and scope of their audits. The Audit Committee is currently comprised of Messrs. Chapman, Haynes and Chayet, each of whom are independent under the applicable rules of the Securities and Exchange Commission and The NASDAQ Global Market. The Board of Directors has determined that Burton J. Haynes, who is the Chairman of the Audit Committee, also qualifies as an “Audit Committee Financial Expert” as defined by the rules of the Securities and Exchange Commission.

ITEM  11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our company’s Named Executive Officers are Jonnie R. Williams, Sr., our CEO, Park A. Dodd, III, our Chief Financial Officer, or CFO, Paul L. Perito, our Chairman, President and COO, Robert E. Pokusa, our General Counsel and David M. Dean, our Vice President for Sales and Marketing. We collectively refer to these executive officers as the “Named Executives.” The following discussion summarizes the compensation awarded to the Named Executives or other executive officers during 2012.

Overview

Our mission as it has developed over the past several years has been to move away from the production of tobacco products in favor of promoting the use of certain alkaloids found in tobacco that appear to be beneficial in assisting in maintaining a healthy metabolism and potentially in treating a range of neurological and other conditions. In this regard, we have been focused on the development of non-nicotine, non-tobacco dietary supplements that provide viable alternatives to tobacco products and anti-inflammatory support, related pharmaceutical products and the licensing of our company’s low-TSNA curing technology and our other technology. In particular, over the last several years we have been engaged in the production of several nutraceutical, dietary supplements that are marketed under the brand names Anatabloc ® and CigRx ® and the development of related pharmaceutical products that are designed to treat a range of conditions including Alzheimer’s disease, Parkinson’s disease, multiple sclerosis, schizophrenia, depression and tobacco dependence. We ceased manufacturing and selling our low tobacco specific nitrosamine, or TSNA, dissolvable tobacco products as of December 31, 2012 and are no longer manufacturing or selling any tobacco products. However, based on our prior work in this area we believe we are uniquely positioned to pursue a range of licensing opportunities relating to our patented tobacco curing technology and low-TSNA products.

Currently, our revenues are being derived almost exclusively from the sale of our anatabine-based nutraceutical products and a cosmetic line of products that also utilizes our anatabine compound. As we have worked to achieve our corporate objectives over the years, we initially utilized our company’s technology in producing low-TSNA tobacco as a platform to provide a base of financial support for our intellectual property, licensing and development initiatives. Since 2007, we have shifted the focus of our efforts to nutraceuticals and the development of related pharmaceutical products.

Over the years we also have sought to develop a sophisticated superstructure for our innovative, technology-based company that could interact at all levels of the government, regulatory, medical and industrial sectors on a broad range of issues relating to the promotion of a healthy metabolism and lifestyle. To achieve this objective, our company sought a Chief Executive Officer, or CEO, in 1999 who could oversee our company’s existing business and facilitate the kind of capital raising initiatives and investor support necessary to promote an aggressive and far-ranging approach to the issues facing our company, including the potential of certain alkaloids found in tobacco to play a role in maintaining a healthy metabolism and in the treatment of a range of neurological and other conditions.

Our company also made efforts to identify and hire a President and Chief Operating Officer, or COO, with a substantial legislative, regulatory and litigation background and who had relationships with the relevant scientific and research communities that are critical to our goals and objectives. We felt that this individual should be able to coordinate our company’s intellectual property and litigation efforts, interact at the highest levels of the federal government on a wide variety of health and legal issues including those involved in the regulation of products by the Food and Drug Administration, and be in a position to enlist other individuals as employees and consultants to assist in those initiatives. With the incorporation of our Rock Creek subsidiary in 2007, we also sought to identify and hire an individual who could spearhead our development of nutraceuticals and pharmaceuticals which had evolved from our prior investigation of certain alkaloids in tobacco. Further, we worked to staff key executive positions in sales and marketing, finance, legal, investor relations and medical research with individuals who would complement our company’s senior management and provide a level of expertise that would minimize the need to procure those services through external third parties. Because we initially set out to be a force for change in the tobacco industry and to promote a healthy metabolism, we understood that our company needed to be able to attract and maintain a high-caliber group of executives to further these goals and objective.

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

Over the last ten years our company has experienced operating losses on an annual basis, and, accordingly, since 2002 we have chosen to maintain our executive officers base salary at levels that existed at that time or at levels that were established when certain of our executive officers first joined our company (see “Base Salary” below for a discussion of recent voluntary reductions in base salary levels for certain of our Named Executives). As a result during the period 2002 through April 2012, we had not utilized an incentive-based salary structure as a means of determining salary levels for our executive officers or other employees. Except for nominal amounts, and for an initial signing bonus in the case of Curtis Wright, MD, MPH , who joined our company in March 2008 as Senior Vice President, Medical/Clinical Director of Rock Creek, no cash bonuses were paid to executive officers during the period 2002 to April 2012. In April 2012 our Board of Directors, upon recommendation of the Compensation Committee, approved the payment of cash bonuses in an aggregate amount of $270,000 to ten of our employees, including four of our executive officers, in recognition of their efforts in connection with the successful introduction of our Anatabloc® dietary supplement. This included awards of $75,000 to David Dean, $10,000 to Robert E. Pokusa and $5,000 to Park A. Dodd, III, three of our Named Executives. The Board of Directors also approved an incentive bonus plan for David Dean under which, beginning in March 2012, he is receiving a commission of one-half of one percent of gross sales of our Anatabloc® product and will be entitled to target bonuses of $10,000, $20,000, $50,000 and $100,000 when Anatabloc® sales reach gross revenues of $10.0 million, $20.0 million, $50.0 million and $100.0 million, respectively.

 From 2003 until May 2008, we did not issue any stock options or stock grants to our company’s executive officers, except as noted below in the case of Park A. Dodd, III and Dr. Wright, in each case upon their commencement of service to our company. However, in May 2008 and April 2010, our Board of Directors, based on the recommendation of the Compensation Committee, awarded a total of 1,625,000 and 3,590,000 stock options, respectively, to several employees, executive officers, one consultant and our Independent Board members. The 2010 awards included 1,250,000 stock options issued to Messrs. Perito and Williams, respectively, 200,000 stock options issued to Dr. Wright and 50,000 stock options issued to Mr. Dodd. Those stock options were awarded in recognition of their continued contributions towards our company’s goals and objectives, particularly the product development initiatives of Rock Creek. On January 31, 2011 our Board of Directors on recommendation of the Compensation Committee awarded a total of 604,000 stock options to three employees who had an equal number of stock options expire during 2010, including one of our Named Executives, David Dean. Also, on March 14, 2011 our Board of Directors, upon recommendation of the Compensation Committee, approved an additional award of stock options to Messrs. Perito and Williams, and Dr. Wright in the amount of 4,000,000, 4,900,000 and 300,000 stock options respectively, as part of new employment agreements entered into with them at that time. Each of those stock options was subject to performance based vesting criteria and, in the case of the stock option grants to Messrs. Perito and Williams, stockholder approval. In 2011 the stock option grant to Dr. Wright vested with the introduction of our Anatabloc ® dietary supplement and sixty-five percent of the stock options granted to Messrs. Perito and Williams vested based on their meeting performance criteria in their employment agreement and stockholder approval of the grants which occurred at our Annual Meeting held on December 16, 2011. As of December 31, 2012 the remaining thirty-five percent of the stock options granted to Messrs. Perito and Williams in 2011 had not vested. In April 2012 our Board of Directors, upon recommendation of the Compensation Committee, approved the award of an aggregate of 570,000 stock options in varying amounts to ten of our employees, including grants of 150,000 stock options to David Dean and 35,000 stock options to each of Robert E. Pokusa and Park A. Dodd, III, three of our Named Executives, in recognition of their efforts in connection with the successful introduction of our Anatabloc® product.

In conducting our risk assessment analysis of employee compensation policies and practices, including those for our Named Executives, we have taken into account the fact that our compensation levels through April 2012 have been limited to base salary and benefits and have not been tied to additional compensation in the form of salary or cash bonus payments for meeting specific performance objectives. Since 2008 we have issued stock options to our Named Executives and other employees; however, except for the stock option grants to Messrs. Perito and Williams and Dr. Wright in 2011, those stock option grants have vested at the time of issuance and have not been tied to performance criteria. The stock options issued to Messrs. Perito and Williams and Dr. Wright in 2011 were subject to performance based vesting requirements, but those requirements were tied to corporate objects that were aligned to our company’s overall corporate mission, as opposed to specific individual performance criteria. Further, the decision to issue performance based stock options was based, in part, on our company’s determination that it would continue its previous policy of maintaining salary levels at prior year levels and, in the case of Messrs. Williams and Perito, providing our Board of Directors with the discretion to make any adjustment to their current salary levels as the Board deems appropriate. In the case of the incentive bonus plan established in April 2012 for David Dean, our Vice President of Sales and Marketing, that bonus plan is discretionary and may be terminated at any time by our Board of Directors. Also, these bonus payments are tied to sales of our Anatabloc® dietary supplement, which has been a principal focus of our company’s sales efforts since the introduction of Anatabloc® in 2011, and increases in Anatabloc® sales are thus aligned to our company’s overall corporate mission. Based on those considerations, we have concluded that our employee compensation policies and practices, including those applicable to our Named Executives, do not create risks that are reasonably likely to have a material adverse effect on us and do not result in an incentive for our Named Executives to take undue risk in order to increase their levels of compensation.

Our compensation determinations have been driven primarily by considerations relating to the ability to attract and retain individuals who could help our company carry out its long-term objectives to promote the maintenance of a healthy metabolism and lifestyle. The determinations also have involved an assessment of our company’s progress in obtaining and protecting the intellectual property to which we are the exclusive owner or licensee, and the licensing of that technology, our success in introducing to the market nutraceuticals and pharmaceuticals through Rock Creek, and our success in generating revenue from the licensing of our proprietary technology.

Our Board of Directors has provided its Compensation Committee the primary authority to determine the compensation awards available to our company’s executive officers and the Compensation Committee, in turn, makes recommendations on compensation levels to the Board for its approval after undertaking an analysis of appropriate levels of compensation for our executive officers. To aid the Compensation Committee in making its determinations, on a yearly basis the Compensation Committee is provided an analysis of the compensation levels of our executive officers based on the review of job functions and job responsibilities that have been assumed by particular executive officers and compensation ranges available in comparable positions for individuals with like training and experience. The analysis is prepared by our company’s General Counsel working with our COO and with input from outside counsel. Our CEO and COO also provide recommendations, as appropriate, regarding compensation for all executive officers, including themselves. Our company has not engaged a compensation consultant to undertake this analysis. Given our company’s unique position in the area of developing nutraceuticals and pharmaceuticals based on our experience in dealing with non-nicotine alkaloids found in tobacco, we have not used benchmarks from the tobacco industry in setting compensation levels for our company’s most senior executives. Instead, the Compensation Committee has considered general market information for similar senior level executives in setting base compensation, including an analysis of salary levels and benefits for executives in the manufacturing sector in the relevant geographic markets (Richmond, Virginia, Washington, DC and Boston, Massachusetts).

We have utilized a comparison to the manufacturing sector since our company over the past decade has been involved in development and manufacturer of a number of novel products utilizing our low-TSNA curing technology as well as dietary supplements based on the anti-inflammatory properties of anatabine. In August 2010 through our Rock Creek subsidiary, we introduced our non-nicotine, non-tobacco nutraceutical (CigRx ®) and in August 2011 introduced another non-nicotine nutraceutical for anti-inflammatory support (Anatabloc ®). Currently sales of our dietary supplement products constitute the majority of our revenue. In addition to Rock Creek’s sale of Anatabloc ® and CigRx ®, we intend in the future to manufacture other nutraceuticals and pharmaceuticals through Rock Creek and in September 2012 we introduced an Anatabloc® Facial Crème cosmetic. Given the current focus of our company on maintaining a healthy metabolism, going forward we expect we will consider the appropriate industry comparison based on the mix of products being sold by our company. In the case of our company’s COO and General Counsel, the Compensation Committee also has undertaken an analysis of compensation for senior partners at major law firms in the Washington, DC area, given the background of our COO and General Counsel in the litigation, regulatory and legislative areas and their active involvement in implementing and coordinating our company’s activities in these areas. The general market information is publicly available aggregated pooled data and, while the Compensation Committee reviews the general market information, it does not see the identity of any of the surveyed companies. Further, the analysis has focused on the extent to which executive officers have assumed multiple functions relating to various aspects of our company’s mission and long-term objectives that in different circumstances likely would have been assumed by other employees. Also, the Compensation Committee considers other factors such as the seniority of our senior executives, and for newer hires, the executive’s base salary at his/her prior place of employment, the duties and responsibilities that the individual will be assuming, the availability of other well-qualified candidates that would be available to carry out our company’s goals and objectives, and the compensation level a potential executive would be able to demand in a similar position with another company or institution. The Compensation Committee reviews the information provided by management and makes its recommendation to the Board of Directors with respect to appropriate compensation levels.

In 2011, our company entered into new employment contracts with Messrs. Perito and Williams that had initial terms through December 31, 2012. Those contracts were continued on a month-to-month basis in December 2012, based on the recommendation of the Compensation Committee and the approval of our Board of Directors. At the same time, the Compensation Committee and Board of Directors ratified the voluntary decision of our CEO, Mr. Williams, to reduce his salary to $1.00 per month beginning in January 2013 until our Company becomes profitable.

Base Salary

In 2012, the base salary for each of our executive officers, except for Messrs. Perito and Williams and Dr. Wright, were set in accordance with the terms of contracts that were entered into in years prior to 2010 and have been continued without any change in base salary on a month-to-month basis. In Dr. Wright’s case his base salary was increased by $30,000 from $300,000 to $330,000 at the time our company entered into an amended and restated employment agreement with Dr. Wright in March 2011. In the case of Messrs. Perito and Williams their compensation is at the discretion of the Board and was initially set at $1.0 million per year in March 2011, consistent with the terms of their prior agreements. In November, 2012, Mr. Williams voluntarily agreed to reduce his salary to $1.00 per month beginning in January 2013 until our company becomes profitable and in February 2013, Mr. Perito voluntarily reduced his salary by $500,000 until our company becomes profitable. Also, in February 2013, our General Counsel, Mr. Pokusa, and our CFO, Mr. Dodd, voluntarily agreed to reduce their salaries by $100,000 and $50,000 respectively until our company becomes profitable. Those decisions were ratified by the Compensation Committee and our Board in December 2012 as to our CEO, and in February 2013, as to our Chairmen, President and COO, General Counsel and CFO. As discussed above, in assessing compensation levels for all executive officers, the Compensation Committee has focused on the extent to which executive officers have been assuming multiple functions relating to our company’s mission and long-term objectives. The Compensation Committee also has considered salary levels and benefits for executives in the manufacturing sector in the relevant geographic markets (Richmond, Virginia, Washington, DC and Boston, Massachusetts) and, in the case of our company’s COO and General Counsel, compensation levels for senior partners at major law firms in the Washington, DC area.

Ancillary Bonuses

In April 2012 three of our Named Executives, David Dean, Robert E. Pokusa and Park A. Dodd, III, received cash bonuses of $75,000, $10,000 and $5,000 respectively as part of a one-time award of an aggregate of $270,000 in cash bonuses paid to a total of ten of our employees in recognition of their efforts in connection with the successful introduction of our Anatabloc® dietary supplement. Previously, in 2008, an initial signing bonus in the amount of $100,000 was paid to Dr. Curtis Wright at the time he joined our company as Senior Vice President, Medical/Clinical Director of Rock Creek. In January 2010 we entered into a new employment agreement with our CFO at the time he transitioned fully from Tatum Partners LLC. Under this agreement, Mr. Dodd received salary payments comparable to those that he received in 2009. Also, under his employment agreement, management agreed that, to the extent a cash bonus or stock award is made to our CEO or COO, it would recommend to the Board/Compensation Committee that it consider a similar type of award to the CFO taking into account the differences in annualized salary and the contribution of the CFO to our company’s success that resulted in the award to the CEO or COO.

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

On April 5, 2012 our Board of Directors, upon recommendation of our Compensation Committee, awarded a total of 570,000 stock options to ten of our employees, excluding our CEO and COO, in recognition of their efforts in connection with the successful launch of our Anatabloc® dietary supplement. The awards, each of which has an exercise price of $3.02 per share, vested on the date of the grant and included awards of 150,000 stock options to David Dean and 35,000 stock options to each of Robert E. Pokusa and Park A. Dodd, III.

On January 31, 2011 our Board of Directors on recommendation of the Compensation Committee awarded a total of 604,000 stock options to three employees who had an equal number of stock options expire during 2010. Also, On March 14, 2011 our Board of Directors, upon recommendation of the Compensation Committee, approved an award of stock options to Messrs. Perito and Williams and Dr. Wright as part of new employment agreements entered into with these Named Executive Officers in the amount of 4,000,000, 4,9000,000 and 300,000 stock options respectively. The decision to grant Dr. Wright an additional stock option, as part of his amended and restated employment agreement, was based on the positive contributions made by Dr. Wright in terms of the development of our nutraceutical dietary supplements, the successful launch of CigRx ® in August 2010 and his work in connection with the development and testing of our Anatabloc ® product that was introduced into the market in August 2011. The award of stock options to Messrs. Perito and Williams was motivated by the fact that their March 2011 employment agreements do not include any provisions for incentive cash bonus awards, as opposed to earlier employment agreements, and left to the Board sole discretion to increase or decrease annual salary amounts for Messrs. Perito and Williams during the term of the agreements. Further given the fact that the Board of Directors had not authorized any incentive cash awards for either Mr. Perito or Mr. Williams since 2002, the Compensation Committee and the Board of Directors determined that it was appropriate to issue additional stock option awards to Messrs. Perito and Williams that would reward their continuing efforts on behalf of the Company and incentivize their future performance. Also, the Compensation Committee and the Board of Directors in making their award determination took into account the fact that prior to 2008 Mr. Williams had never been granted stock options and that Mr. Perito prior to 2008 had never been granted stock options, except as part of his initial employment agreement entered into when he joined the Company in 1999

Each of the stock options granted to Dr. Wright and Messrs. Perito and Williams in 2011 was subject to performance based vesting criteria and, in the case of the stock option grants to Messrs. Perito and Williams, stockholder approval. In 2011 the stock option grant to Dr. Wright vested with the introduction of our Anatabloc ® dietary supplement and sixty-five percent of the stock options granted to Messrs. Perito and Williams vested based on their meeting two of the performance criteria in their employment agreements and upon stockholder approval of the stock option grants by a margin of 81.6% of the votes cast for this proposal at our Annual Meeting held on December 16, 2011. The stock option grants for Messrs. Perito and Williams provide the following criteria for vesting upon the attainment of the performance goals, provided that not more than 100% of the stock options may become vested:

		Percentage
Objective		Allocation
•	The introduction of Anatabloc® into the market for sale as a dietary supplement, following a successful clinical trial of the product and a related clinical study report by an independent third party issued by such party	80%
•	Gross sales of CigRx® surpass $1,000,000 on a cumulative basis	20%
•	Public stock of our company’s common stock trades at above $5.00 at close of NASDAQ market on any one trading day(a)	50%
•	Our company enters into an agreement with a major tobacco (including one of the top three US tobacco companies) company for licensing and/or sale of one of its three BDL smokeless products and/or the licensing or sale of the current versions of Stonewall or Ariva	25%
•	Our company enters into an agreement for the development of an isomer of its RCP006 compound as a drug product	20%
•	The United States Court of Appeals for the Federal Circuit reverses the jury verdict in favor of RJR and remands the case back to the Federal District Court for a retrial	40%
•	The Food & Drug Administration, after review and consideration, acts favorably on any one of the three (3) pending Modified Risk Applications under §911 of the Tobacco Act of 2009 for our company’s low-TSNA smokeless tobacco products	20%
•	The PTO rules in our company’s favor on the two pending Reexamination Petitions addressing claims in the ‘649 and ‘401 patents(b)	15%
________________

(a)	On May 31, 2011 the closing price of a share of our common stock as reported on NASDAQ was $5.21.
(b)	On March 10, 2011 the PTO upheld our claims in the two patents at issue in the reexamination petitions.

At December 31, 2012, there were 17,595,000 options issued and outstanding with a weighted average exercise price of $2.73 per share.

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

Employment and Severance Arrangements

The executive employment agreements entered into with Messrs. Williams and Perito on March 14, 2011 continued through December 31, 2012 and contained identical severance provisions that provided for the payments of all salary, benefits, bonuses and other compensation that would be due through the term of the contract if the contract were terminated without “Cause” or if either Mr. Perito or Mr. Williams resigned for “Good Reason”, as set forth in the employment agreements. In December 2012, the executive employment agreements were amended to continue on a month-to-month basis. Under the amendments the executive employment agreements may be terminated upon notice provided at least 15-days prior to the end of each monthly period. In the event of termination, Mr. Perito or Mr. Williams, as applicable, will be entitled to all salary, benefits, bonuses and other compensation that would be due thereunder through the end of the termination of his contract.

Under the terms of Mr. Pokusa’ s employment agreement, at the conclusion of the initial three-year term in 2004, the agreement continued in place, but on a month-to-month basis. Pursuant to the terms of his employment agreement, Mr. Pokusa is entitled to severance payments equal to six months’ salary in the event of his termination without cause. Those payments would be due on a monthly basis. Mr. Pokusa’s employment agreement has not been modified to eliminate severance because the agreement has continued under its original terms, although on a month-to-month basis. Under the terms of Mr. Dodd’s employment agreement he is entitled to severance payments equal to six months base salary, based on his average salary over the past twelve months or lesser period as applicable, in the event the agreement is terminated without “Cause” or for “Good Reason”, as defined in the agreement. Any severance payments would be made at the same time and in the same manner as salary payments would have been paid to Mr. Dodd during the term of his agreement. The executive employment agreement with Mr. Dean was modified to eliminate any severance payments when his contract was continued on a month-to-month basis after expiration and in connection with the decision to limit Mr. Dean’s compensation at that time to his base salary payments and benefits.

Under the employment agreements with Messrs. Dean, Dodd, Perito, Pokusa and Williams, these Named Executives are subject to noncompetition covenants following the termination of employment as well as covenants relating to the treatment of confidential information disclosed to them during their employment with our company. The noncompetition covenants prohibit the Named Executives from owning a company or accepting employment with an entity that competes in the same field as our company or soliciting business of the same or similar type being carried on by our company for a period of one year following termination of employment.

We believe that written agreements are in the best interest of our company to retain our current executive officers, to attract prospective executive officers to our company and to provide such individuals with assurances of continued salary and benefits in the event of the termination of their employment relationship. Absent such provisions, we believe that we would have difficulty attracting and retaining the type of executive officers that we believe are critical to our mission and long-term objectives. When we are in a position to enter into new contracts with our other Named Executive or other executive officers in the future, it is expected that such contracts will be for multiple-year terms and will contain provisions for base salary, and provisions covering a combination of some or all of bonuses, equity incentive awards and severance provisions.

Taxation of Executive Compensation

We seek to compensate our executive officers in a manner that is tax effective for our company. As appropriate, we seek to structure these compensation arrangements, to the extent applicable, to comply with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended.

Consideration of “Say-on-Pay” Vote

Our Board of Directors recognizes the fundamental interest that our stockholders have in the compensation of our executive officers. At our 2012 annual meeting of stockholders, our stockholders approved, on an advisory basis, the compensation of our Named Executive Officers (a “say-on-pay proposal”) as disclosed in the proxy statement for such meeting. Our stockholders approved the say-on-pay proposal by the affirmative vote of 92.8% of the shares cast on that proposal. The Compensation Committee believes that this illustrates our stockholders’ support of our approach to executive compensation. The Compensation Committee will continue to consider the outcome of our company’s say-on-pay proposals when making future compensation decisions for our executive officers. In addition, as previously disclosed, our company’s Board of Directors has determined that it will hold an advisory vote on the compensation of our company’s named executive officers annually until the next required vote on the frequency of stockholder votes on executive compensation, which will occur no later than our annual meeting of stockholders in 2017.

Compensation Committee Report

The Compensation Committee held four meetings during fiscal year ended December 31, 2012. Based on our company’s introduction of our Anatabloc® dietary supplement in 2011 and progress in 2012 in meeting goals relating to our nutraceutical, dietary supplements and the ongoing research and development activities of our company’s Rock Creek subsidiary, the Compensation Committee determined that our company’s current compensation levels were appropriate, as were the additional cash bonuses and stock option awards issued in April 2012. The Compensation Committee also subsequently ratified the voluntary action by the Company’s CEO, Chairman, President and COO, General Counsel and CFO to voluntarily reduce their salaries until our company is profitable and has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2012. Based upon such review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Report. Additionally, based on such review, the Compensation has determined that the current levels of compensation of our executive officers are appropriate given their experience, job responsibilities and the diverse management roles that have been assumed by the executive officers.

Christopher C. Chapman, M.D. (Chairman)

Neil L. Chayet, Esquire

Burton J. Haynes, Esquire

The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, as amended (together, the “Acts”), except to the extent that our company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Acts.

The following table summarizes the compensation paid to the Named Executives employed by our company during 2010, 2011 and 2012, for services rendered in all capacities to our company and its subsidiaries.

SUMMARY COMPENSATION TABLE FOR 2012

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Options ($)(2)	All Other Compensation ($)		Total($)
Jonnie R. Williams, Sr.	2010	1,000,000	—	2,858,625	95,158		3,953,783
Chief Executive Officer	2011	1,000,000	—	7,971,363	117,641		9,089,004
	2012	1,000,000	—	—	148,443	(3)	1,148,443

Park A. Dodd, III	2010	221,483	1,500	114,345	5,342		342,670
Chief Financial Officer	2011	246,019	1,500	—	11,025		247,519
	2012	279,791	6,500	83,755	12,750	(4)	382,796

Paul L. Perito	2010	1,000,000	—	2,858,625	236,833		4,095,458
Chairman, President and	2011	1,000,000	—	6,507,235	220,750		7,727,985
Chief Operating Officer	2012	1,000,000	—	—	338,180	(5)	1,338,180

Robert E. Pokusa	2010	385,000	1,500	—	17,815		404,315
General Counsel	2011	385,000	1,500	—	17,290		403,790
	2012	385,000	1 1,500	83,755	18,763	(6)	509,013

David Dean	2010	295,000	1,500	—	25,842		322,342
Vice President Sales and	2011	295,000	1,500	451,500	28,977		776,977
Marketing	2012	295,000	100,761	358,950	63,007	(7)	817,718

          ________

(1)	Represents our company’s yearly Holiday bonus of $1,500 paid to all employees, except our CEO and COO. Also our Chief Financial Officer, General Counsel and Vice President of Sales and Marketing received one time performance bonuses in 2012 of $75,000, $10,000 and $5,000 respectively relating to the successful introduction of Anatabloc® and our Vice President Sales and Marketing also received $24,261 in sale commission for Anatabloc® sales.
(2)	Amounts represent the grant date fair value of the stock options issued in the respective year. For the assumptions used in calculating the value of this award, see Note 8 to our consolidated financial statements included in Item 15 of our Annual Report on Form 10-K filed on March 18, 2013.
(3)	Represents $65,670 in automobile expenses, $55,130 in life insurance premiums and $27,643 in club memberships.
(4)	Represents matching contributions by our company under our 401(k) Plan.
(5)	Represents $49,042 in automobile expenses, $266,762 in life and disability insurance premiums and $22,376 in club memberships.
(6)	Represents $6,013 in life and disability insurance premiums and $12,750 of matching contributions by our company under our 401(k) Plan.
(7)	Represents $63,007 in automobile expenses.

Grants of Plan Based Awards During 2012

The table below summarizes information relating to the grants to our Named Executives in 2012.

Name	Options Grant Date	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Grant Date Fair Value of Options Award
David Dean	4/5/2012	150,000	$3.02	4/5/2022	$358,950
Park Dodd	4/5/2012	35,000	$3.02	4/5/2022	$83,755
Robert Pokusa	4/5/2012	35,000	$3.02	4/5/2022	$83,755

For the assumptions used in calculating the value of these awards, see Note 8 to our consolidated financial statements included in “Item 15. Exhibits, Financial Statement Schedules” of our Annual Report on Form 10-K filed on March 18, 2013.

Outstanding Equity Awards as of December 31, 2012

The following table provides information regarding the stock options held by the Named Executives as of December 31, 2012. All stock options were fully vested and exercisable as of December 31, 2012, except for those granted to Messrs. Perito and Williams in 2011. In connection with those grants 3,185,000 of the 4,900,000 option shares granted to Jonnie R. Williams and, 2,600,000 of the 4,000,000 option shares granted to Paul L. Perito vested in 2011. In connection with those grants, 1,715,000 and 1,400,000 stock options, respectively, remain unvested for Messrs. Williams and Perito.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Jonnie R. Williams, Sr.	125,000	—		$1.89	5/6/13
	500,000	—		$1.72	5/6/18
	1,250,000	—		$2.72	4/5/20
	3,185,000	1,715,000	(1)	$2.95	3/14/21

Park A. Dodd, III	250,000			$1.19	10/10/17
	50,000	—		$1.72	5/6/18
	50,000	—		$2.72	4/5/20
	35,000	—		$3.02	4/5/22

Paul L. Perito	625,000	—		$1.72	5/6/18
	1,250,000	—		$2.72	4/5/20
	2,600,000	1,400,000	(1)	$2.95	3/14/21

Robert E. Pokusa	225,000	—		$1.72	5/6/18
	35,000	—		$3.02	4/5/22

David Dean	350,000	—		$2.00	1/31/21
	150,000	—		$3.02	4/5/22

__________

(1) These stock options are subject to performance based vesting criteria. For a description of the vesting schedule upon the attainment of the applicable performance goals, see “Compensation Discussion and Analysis – Discretionary Equity Incentive Awards.”

Option Exercises and Stock Vested During 2012

The following table provides information regarding the exercise of options by our Named Executives during the year ended December 31, 2012. No shares of our common stock held by our Named Executives became vested during 2012.

Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)
Jonnie R. Williams Sr.	—	—
Park A. Dodd, III	—	—
Paul L. Perito	—	—
Robert E. Pokusa	100,000	$286,000
David Dean	—	—

________________

(1)	Represents the gross number of shares of our common stock acquired upon exercise of vested options without taking into account any shares that may be withheld to cover option exercise price or applicable tax obligations.
(2)	The amount shown represents the value of exercised options calculated by multiplying (i) the gross number of shares of our common stock acquired upon exercise by (ii) the excess of the fair market value of our common stock on the date of exercise over the exercise price of the option.

Potential Payments Upon Termination or Change of Control

As noted below, our Named Executives are entitled to severance upon a termination of employment but are not entitled to any payments solely as a result of agreements that were in effect as of December 31, 2012. The employment agreements for the Named Executives are described above under “—Employment and Severance Arrangements”. The following chart sets forth the severance the Named Executives would be entitled to receive upon certain terminations of employment, assuming the relevant event occurred on December 31, 2012.

Name	Description of Severance	Termination without Cause
Park A. Dodd, III(1)	Salary Continuation	$100,000

Robert E. Pokusa(1)	Salary Continuation	$192,500

_______________

(1)	The Named Executives would also be entitled to receive the above salary continuation payments upon a termination of employment by them for “Good Reason,” as defined in their employment agreements effective as of December 31, 2012, to generally mean (i) a material diminution in their position, duties, responsibilities, functions or status with us, or the removal, or our failure to re-elect them to, any of such positions, (ii) a material reduction by us of their base salary or benefits or (iii) any other material breach by us of their employment agreement, which breach is not cured within 20 days of notice.

Board of Director Compensation

In compensating directors, our company has sought to use a combination of payments for participation in director and committee meetings, initial anniversary stock option grants and periodic stock option grants. The combination of payments for meeting attendance and stock option grants is intended to motivate and align the interest of the directors with that of our company. Also, given our company’s mission to promote maintenance of a healthy metabolism and to reduce the harm associated with the use of tobacco at every level, we have sought to use the combination of payments to directors for attendance at meetings and stock option grants to attract directors who have particular skills and expertise that would complement our company’s mission, particularly in the area of finance, new product development, medical research, and other health-related areas.

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

Messrs. Chapman, Chayet, Everett and Haynes have been designated as our current Independent Directors. This designation of independence is intended solely for the purpose of clarifying which directors are entitled to compensation for their services as directors. Directors not designated as Independent Directors generally are those who in the past have been employees of our company, or who have waived their right to receive director compensation. Directors who are employees of our company receive compensation in their capacity as employees but do not receive any compensation for board or committee meetings, nor do they receive the “options package” made available to individuals serving as Independent Directors. Our CEO does not, and has not, served as the Chairman of our Board of Directors. Since 2000 our Chairman has been Mr. Perito, who serves as our company’s President and COO.

The following table sets forth, for our company’s Independent Directors, certain information regarding fees earned and equity awards granted during the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)(1)	Option Grant Date Fair Value ($)(2)	All Other Compensation	Total ($)
Burton J. Haynes	$84,000	$246,150	—	$330,150
Christopher C. Chapman, MD	80,500	274,950	—	355,450
Neil L. Chayet	44,500	269,150	—	313,650
Ralph B. Everett	6,000	139,922	—	145,922
Mario V. Mirabelli(3)	42,500	279,150	—	321,650

__________________

(1)	This column represents the amount of compensation earned by each Independent Director during 2012 in the form of director fees.
(2)	Amounts represent the grant date fair value of the stock options issued in the respective year. For the assumptions used in calculating the value of this award, see Note 8 to our consolidated financial statements included in Item 15 of our Report on Form 10-K filed on March 18, 2013.
(3)	Mr. Mirabelli did not stand for re-election to the Board at the annual meeting held on December 14, 2012.

The following represents the number of options granted to each Independent Director in 2012 and the total number of options held by each Independent Director as of December 31, 2012.

Name	Options Granted 2012	2012 Vested Options	Option Exercise Price ($)	Option Expiration Date	Total Options outstanding as of December 31, 2012
Burton J. Haynes	50,000	50,000	3.02	4/5/22
	50,000	50,000	3.20	10/22/22	200,000
Christopher C. Chapman, M.D.	50,000	50,000	3.02	4/5/22
	50,000	50,000	3.93	9/22/22	525,000
Neil L. Chayet	50,000	50,000	3.02	4/5/22
	50,000	50,000	3.78	9/7/22	425,000
Ralph B Everett	50,000	—	3.26	12/14/22	50,000
Mario V. Mirabelli(1)	50,000	50,000	3.02	4/5/22
	50,000	50,000	4.03	7/8/22	200,000

______________________

(1)	Mr. Mirabelli did not stand for re-election to the Board at the annual meeting held on December 14, 2012.

Compensation Committee Interlocks and Insider Participation

No member of our Board of Director’s Compensation Committee, each of whom is listed under “—Compensation Committee Report,” has served as one of our officers or employees at any time. None of our executive officers served during 2012 as a member of the board of directors or as a member of a compensation committee of any other company that has an executive officer serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 15, 2013, certain information with respect to the beneficial ownership of our company’s common stock by each beneficial owner of more than 5% of our company’s voting securities, each director and each Named Executive Officer, and all directors and executive officers of our company as a group. As of April 15, 2013, there were 166,491,509 shares of our company’s common stock outstanding.

Name	Shares Beneficially Owned(1)	Percentage Owned(2)
Named Executive Officers
Park A. Dodd, III(3)	395,000	*
Paul L. Perito(4)	6,455,000	3.7%
Robert E. Pokusa(5)	273,558	*
Jonnie R. Williams, Sr.(6)	17,486,210	10.0%
David Dean(7)	891,398	*
Directors Who Are Not Named Executive Officers
Christopher C. Chapman, Jr., M.D.(8)	525,000	*
Neil Chayet(9)	429,000	*
Ralph B. Everett (10)	0	*
Burton J. Haynes(11)	244,700	*
All Directors and Executive Officers as a Group (10 Persons)(12)	27,449,866	15.1%
Other Beneficial Owners of 5% or More of the Outstanding Common Stock of the Company
Tradewinds Investment Management, LP(13)	21,825,492	13.1%
John Joseph McKeon (14)	14,473,000	8.7

* Denotes less than 1% beneficial ownership.

(1)	Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them. Unless otherwise noted, the address for each of the above stockholders is c/o Star Scientific, Inc., 4470 Cox Road, Suite 110, Glen Allen, Virginia 23060.
(2)	The “Percentage Owned” calculations are based on the outstanding shares of our common stock as of April 15, 2013.

(3)	Includes 385,000 shares that Mr. Dodd has the right to acquire upon exercise of stock options and 10,000 shares held by Mr. Dodd.
(4)	Includes 1,881,000 shares held by Mr. Perito, 50,000 shares that Mr. Perito has the right to acquire upon exercise of a warrant, 4,475,000 shares which Mr. Perito has the right to acquire upon exercise of stock options, and an aggregate of 49,000 shares held by his children or in trust for the benefit of his children, of which Mr. Perito disclaims beneficial ownership.
(5)	Includes 13,558 shares held by Mr. Pokusa and 260,000 shares that Mr. Pokusa has the right to acquire upon exercise of stock options.
(6)	Includes 9,828,544 shares held by Mr. Williams, 2,597,666 shares that Mr. Williams has the right to acquire upon exercise of warrant, and 5,060,000 shares that Mr. Williams has the right to acquire upon exercise of stock options. Mr. Williams’ beneficial ownership is based solely on publicly available information as filed with the SEC and our company records. In addition, we are aware that according to note and pledge agreements dated June 26, 2009, December 16, 2010 and December 19, 2012, Mr. Williams pledged a total of 8,327,468 shares of our common stock under the notes. The status of Mr. Williams’ beneficial ownership of our securities is currently being reviewed.
(7)	Includes 151,742 shares held by Mr. Dean, 1,100 shares held by Mr. Dean’s wife, 238,556 shares held in an individual retirement account, and 500,000 shares that Mr. Dean has the right to acquire upon exercise of stock options.
(8)	Includes 525,000 shares that Mr. Chapman has the right to acquire upon exercise of stock options.
(9)	Includes 2,000 shares held by Mr. Chayet, 2,000 shares that Mr. Chayet has the right to acquire upon exercise of a warrant and 425,000 shares that Mr. Chayet has the right to acquire upon exercise of stock options.
(10)	Mr. Everett was granted a stock option for 50,000 shares upon his election to our Board of Directors at our Annual Meeting held on December 14, 2012. Those option shares will vest in 25,000 share increments on December 14, 2013 and December 14, 2014 respectively.
(11)	Includes 10,000 shares held by Mr. Haynes, 10,000 shares that Mr. Haynes has the right to acquire upon exercise of a warrant, 24,700 shares held by Mr. Haynes in an individual retirement account and 200,000 shares that Mr. Haynes has the right to acquire upon exercise of stock options.
(12)	Includes 12,210,200 shares of common stock, 12,580,000 shares of common stock that the directors and officers have the right to acquire upon the exercise of options and 2,659,666 shares of common stock that the directors and officers have the right to acquire upon exercise of warrants.
(13)	Based solely on reported filings and representation from Tradewinds Management and other filings, includes 21,825,492 shares for which Tradewinds Master Fund (BVI) Ltd., Feehan Partners, L.P. and P.V. Partners, L.P. share voting and dispositive power. Robert W. Scannell is a director of Tradewinds Master Fund (BVI) Ltd. and the General Partner of Feehan Partners, L.P. and has voting and investment power over each entity’s respective securities. Mr. Peters is a director of Tradewinds Master Fund (BVI) Ltd. and the General Partner of P.V. Partners, L.P. and has voting and investment power over each entity’s respective securities. Tradewinds Master Fund (BVI) Ltd. is a business company organized in the British Virgin Islands. Tradewinds Investment Management, L.P. is its investment manager pursuant to an investment management agreement over which Messrs. Scannell and Peters exercise voting and investment authority and control. Mr. Peters disclaims beneficial ownership of and receives no pecuniary interest from the securities held by Feehan Partners, L.P., which are held for the benefit of Mr. Scannell, and Mr. Scannell disclaims beneficial ownership of and receives no pecuniary interest from the securities held by P.V. Partners, L.P. and the securities held in Mr. Peters’ retirement accounts, in each case, which are held for the benefit of Mr. Peters. The address for these stockholders is c/o Tradewinds Investment Management, L.P. Three Harbor Drive, Suite 213, Sausalito, California 94965.
(14)	Based solely on the reporting person’s Schedule 13G/A filed on January 22, 2013, reflecting 14,473,000 shares for which Mr. McKeon has sole voting or dispositive power. The address for this stockholder, as set forth in the Schedule 13G/A, is 2630 Harbourside Dr., Longboat Key, FL 34228.

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

Subsequent to December 31, 2012 we issued a combination of 225,685 in stock and stock option grants and 175,000 stock options expired. As a result, the number of securities remaining available under the plan at April 15, 2013 is 2,002,456.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Our company is the licensee under a license agreement, or License Agreement, with Regent Court Technologies, LLC, of which Jonnie R. Williams, Sr., our company’s CEO, and Francis E. O’Donnell, Jr., M.D., the beneficiary of the O’Donnell Trust, are the owners. The License Agreement provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to our company, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor’s patent rights and know-how relating to the processes for curing tobacco so as to significantly prevent the formation of certain toxic carcinogens present in tobacco and tobacco smoke, namely Tobacco Specific Nitrosamines, and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereinafter developed. Our company is obligated to pay to Regent Court a royalty of 2% on all net sales of products by us and any affiliated sub-licensees, and 6% on all fees and royalties received by us from unaffiliated sub-licensees, less any related research and development costs incurred by our company. The License Agreement expires with the expiration of the last of any applicable patents. Thirteen United States patents have been issued, and additional patent applications are pending. To date, our company has paid no royalties under the License Agreement. The License Agreement may be terminated by our company upon thirty days written notice or by Regent Court if there is a default in paying royalties or a material breach by our company or the purchase of our company’s stock or assets.

Effective September 1, 2008, we entered into an agreement for our company’s use of an aircraft owned by Starwood Aviation, a Company that is owned solely by Mr. Williams. Under this agreement, we agreed to pay an hourly rate for the use of the aircraft of approximately $3,970 each month until the monthly fixed rental cost for the aircraft of approximately $51,000 has been met. If the aircraft was used beyond the monthly fixed cost, we were required to pay an hourly rate of approximately $1,200 to cover related costs. In accordance with our company’s related party transaction policy, the agreement with Starwood Aviation was recommended for approval to the Board of Directors by our company’s Audit Committee, and it was approved by the Board of Directors at a meeting held on October 6, 2008. As of May 5, 2010, the agreement with Starwood Aviation was amended to clarify the types of items that would be included as “out of pocket” expenses and to recognize that certain costs, such as for fuel, would be variable depending on the actual cost of the item at the time of use. Payments made by our company to Starwood or Starwood Aviation with respect to related expenses were $1.9 million in 2012, $2.0 million in 2011, $1.7 million in 2010, and were billed at cost. In 2013, Starwood Aviation sold the aircraft that was the subject of our prior agreement for aircraft use.

On March 9, 2010, Mr. Williams purchased 2,371,541 shares of our common stock at a price of $1.14 per share and, for a price of $0.125 per share, purchased a warrant for an equal number of warrant shares at an exercise price of $1.50 per share and on November 5, 2010, Mr. Williams purchased 717,220 shares of our common stock at a price of $1.80 per share and, for a price of $0.125 per share, purchased a warrant for an equal number of warrant shares at an exercise price of $1.80 per share. On November 5, 2010, Messrs. Chayet, Haynes and Perito purchased 2,000, 10,000 and 50,000 shares respectively of our common stock at a price of $1.80 per share and, for a price of $0.125 per share, purchased a warrant for an equal number of warrant shares at an exercise price of $1.80 per share. In accordance with our company’s related party transaction policy, Mr. Williams’ intention to purchase shares and warrant shares of our company’s stock was considered by the Audit Committee at meetings held on March 9, 2010 and November 5, 2010 respectively and was approved by the Audit Committee and the Board of Directors on those dates. The purchase of shares by Messrs. Chayet, Haynes and Perito also was approved by the Audit Committee at the meeting held on November 5, 2010. On November 14, 2012, Mr. Williams exercised 1,000,000 warrant shares at the granted exercise price of $1.50 per share of the warrants that were issued on March 9, 2010, as part of a stock purchase transaction on the same date.

Jonnie R. Williams, Jr., the son of our CEO and who is employed as our Director of Marketing received total compensation in 2012 in the amount of $184,904.57. This consisted of salary of $75,000, a $75,000 bonus and payment allowance for an automobile and related use and maintenance cost in the amount of $34,904.57.

Procedures for Approval of Related Party Transactions

Pursuant to the charter of our Audit Committee, all transactions between us and any of our directors, executive officers or related parties are subject to the review by our Audit Committee.

Director Independence

The standards relied upon by our Board of Directors in affirmatively determining whether a director is “independent” in compliance with the rules of The NASDAQ Global Market are the standards set forth in the NASDAQ Marketplace Rules and the applicable listing requirements thereof. In addition, no director will qualify as independent unless our Board of Directors affirmatively determines that the director has no relationship that may interfere with the director’s exercise of independent judgment.

Our Board of Directors, in applying the above-referenced standards, has affirmatively determined that our current independent directors are: Messrs. Chapman, Chayet, Haynes and Everett. As part of the Board of Director’s process in making such determination, each such director has provided responses to questionnaires confirming that (i) all of the above-cited objective criteria for independence are satisfied and (ii) he has no other relationship that could interfere with his ability to exercise independent judgment.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the following audit services, provided by Cherry Bekaert LLP in 2012. Consistent with the Audit Committee’s responsibility for engaging our company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year. Pursuant to these procedures, the Audit Committee approved the following audit services provided by Cherry Bekaert LLP:

Audit Fees:

Cherry Bekaert LLP billed our company $158 thousand for professional services for the audits of our company’s annual consolidated financial statements and the effectiveness of internal control over financial reporting for the year ended December 31, 2012, the reviews of the interim financial statements included in our company’s Forms 10-Q filed during the fiscal year ended December 31, 2012, and other required Securities Act filings.

Cherry Bekaert LLP billed our company $157 thousand for professional services for the audits of our company’s annual consolidated financial statements, the effectiveness of internal control over financial reporting for the year ended December 31, 2011, the reviews of the interim financial statements included in our company’s Forms 10-Q filed during the fiscal year ended December 31, 2011, and other required Securities Act filings.

Audit-Related Fees:

None.

Tax Fees:

Cherry Bekaert LLP billed our company $22 thousand for services related to tax compliance (federal and state tax reporting and tax planning) in 2012.

Cherry Bekaert LLP billed our company $23 thousand for services related to tax compliance (federal and state tax reporting, tax planning and tax consulting services in connection with an analysis of the impact on net operating loss carryovers due to changes in Company ownership) in 2011.

All Other Fees:

None.

Part IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

1. Consolidated Financial Statements

Our financial statement (and related notes) were contained in the Original 10-K Filing. Please refer to the Original 10-K Filing.

(b) Exhibits.

An index to exhibits has been filed as part of this Report beginning on page 26 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

By:	/s/ JONNIE R. WILLIAMS, SR.
Jonnie R. Williams, Sr.
Chief Executive Officer

Date: April 30, 2013

INDEX TO EXHIBITS

Item	Description

2.1	Asset Purchase Agreement between Star Scientific, Inc., a Delaware corporation and Eyetech, LLC, a Minnesota limited liability company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998(1)

3.1	Eighth Amended and Restated Certificate of Incorporation of Star Scientific, Inc.(2)

3.2	Amended and Restated Bylaws of Star Scientific, Inc.(3)

10.1	License Agreement between Star Tobacco and Pharmaceuticals, Inc., as Licensee and Regent Court Technologies, Jonnie R. Williams, and Francis E. O’Donnell, Jr., M.D., as Licensor, dated January 5, 1998(4)

10.2	Amendment No. 1 to License Agreement between Regent Court Technologies, Jonnie R. Williams, Francis E. O’Donnell, Jr., M.D. and Star Tobacco and Pharmaceuticals, Inc., dated August 3, 1998(5)

10.3	1998 Stock Option Plan, as amended(6)

10.4	2000 Equity Incentive Plan, as amended(7)

10.5	Second Amended and Restated 2008 Incentive Award Plan

10.6	Qualified Stock Option Agreement dated as of April 27, 1999 between Star Scientific, Inc. and Paul L. Perito(8)

10.7	Lease and Purchase Option Contract between Star Scientific, Inc. and the Industrial Development Authority of the Town of Chase City, Virginia, dated March 10, 2000(6)

10.8	Form of Director Indemnification Agreement(6)

10.9	Form of Officer Indemnification Agreement(6)

10.10	Executive Employment Agreement between Star Scientific, Inc. and David M. Dean, dated October 6, 2000(7)

10.11	Restated Loan Agreement between Star Scientific, Inc., Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(9)

10.12	Restated Security Agreement between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(9)

10.13	Security Agreement between Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(9)

10.14	Guaranty Agreement between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(9)

10.15	Guarantee Agreement between Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(9)

10.16	Amended and Restated Executive Employment Agreement dated as of March 15, 2001 between Star Scientific, Inc. and Christopher G. Miller(7)

10.17	Executive Employment Agreement dated as of March 30, 2001 between Star Scientific, Inc. and Robert E. Pokusa(7)

10.18	Restated Master Agreement, dated April 25, 2001, by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(10)

10.19	First Amendment to Restated Loan Agreement dated April 25, 2001, among Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation(10)

10.20	Trademark License and Royalty Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(10)

10.21	Other Low TSNA Tobacco Royalty Agreement, dated April 25, 2001 by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(10)

10.22	First Amendment to Regent/B&W License Agreement, dated April 25, 2001, by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(10)

Item	Description

10.23	Exclusive License Agreement dated as of March 16, 2001 by and among Regent Court Technologies and Star Scientific, Inc.(11)

10.24	Consent to Assignment dated March 16, 2001 by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., M.D., Star Tobacco & Pharmaceuticals, Inc., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(11)

10.25	Amendment No. 1 dated April 5, 2001 to Exclusive License Agreement by and among Regent Court Technologies and Star Scientific, Inc.(11)

10.26	Contract with Lease and Option to Purchase by and among The Industrial Development Authority of Mecklenburg County, Virginia, The Industrial Development Authority of the Town of Chase City, Virginia, and Star Scientific, Inc., dated April 10, 2002(12)

10.27	Convertible Debenture, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities Corp. Debenture was amended and then converted(13)

10.28	Warrant, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities Corp.(13)

10.29	Securities Purchase Agreement, dated March 25, 2004, between Star Scientific, Inc. and Manchester Securities Corp.(13)

10.30	Registration Rights Agreement, dated March 25, 2004, between Star Scientific, Inc. and Manchester Securities Corp.(13)

10.31	Common Stock Purchase Warrant, dated as of March 25, 2004, issued by Star Scientific, Inc. to Reedland Capital Partners, an Institutional Division of Financial West Group(13)

10.32	Executive Employment Agreement, dated December 30, 2005 between Star Scientific, Inc. and Jonnie R. Williams(14)

10.33	Second Amended and Restated Employment Agreement, dated December 30, 2005 between Star Scientific, Inc. and Paul L. Perito(14)

10.34	Securities Purchase and Registration Rights Agreement, dated as of March 3, 2006, between Star Scientific, Inc. and Joseph L. Schwarz(15)

10.35	Common Stock Purchase Warrant, dated as of March 3, 2006, issued by Star Scientific, Inc. to Joseph L. Schwarz(15)

10.36	Securities Purchase and Registration Rights Agreement, dated July 14, 2006, by and between Star Scientific, Inc. and Iroquois Capital(16)

10.37	Common Stock Purchase Warrant, dated July 14, 2006, issued by Star Scientific, Inc. to Iroquois Capital(16)

10.38	Securities Purchase and Registration Rights Agreement, dated July 14, 2006, by and between Star Scientific, Inc. and Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz, IRA(16)

10.39	Common Stock Purchase Warrant, dated July 14, 2006, issued by Star Scientific, Inc. to Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA(16)

10.40	First Amendment to Executive Employment Agreement, dated December 15, 2006 between Star Scientific, Inc. and Jonnie R. Williams(3)

10.41	First Amendment to Second Amended Executive Employment Agreement, dated December 15, 2006 between Star Scientific, Inc. and Paul L. Perito(3)

10.42	Escrow Releases Purchase Agreement dated March 14, 2007 by and among QVT Associates LP, Whitebox Hedged High Yield Partners, LP, Star Scientific, Inc. and Star Tobacco, Inc.(17)

10.43	Second Amendment to Second Amended Executive Employment Agreement, dated March 23, 2007 between Star Scientific, Inc. and Paul L. Perito(18)

10.44	License Agreement, dated May 10, 2007 between Star Tobacco, Inc., Star Scientific, Inc. and Tantus Tobacco, LLC(19)

10.45	Securities Purchase and Registration Rights Agreement, dated June 29, 2007, by and between Star Scientific, Inc. and Joseph L. Schwarz(20)

10.46	Common Stock Purchase Warrant dated June 29, 2007, issued by Star Scientific, Inc. to Pershing LLC, FBO Joseph L. Schwarz Roth IRA(20)

Item	Description

10.47	Common Stock Purchase Warrant dated June 29, 2007 issued by Star Scientific, Inc. to Joseph L. Schwarz(20)

10.48	Securities Purchase and Registration Rights Agreement, dated June 29, 2007 by and between Star Scientific, Inc. and Joseph Rice(20)

10.49	Common Stock Purchase Warrant dated June 29, 2007 issued by Star Scientific, Inc. to Joseph Rice(20)

10.50	Agreement dated October 10, 2007 by and between Christopher G. Miller and Star Scientific, Inc.(21)

10.51	Agreement dated October 10, 2007 by and between Park A. Dodd, III and Star Scientific, Inc.(21)

10.52	Securities Purchase and Registration Rights Agreement, dated March 13, 2008 by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant thereunder(22)

10.53	Securities Purchase and Registration Rights Agreement, dated March 14, 2008 by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant thereunder(22)

10.54	Securities Purchase and Registration Rights Agreement, dated May 12, 2008 by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant thereunder(23)

10.55	Letter Agreement with Jonnie R. Williams, dated March 14, 2008(23)

10.56	Executive Employment Agreement dated February 26, 2008 between Star Scientific, Inc. and Curtis Wright, M.D. MPH(22)

10.57	Amendment to Executive Employment Agreement dated as of December 19, 2008 between Star Scientific, Inc. and Robert E. Pokusa(24)

10.58	Securities Purchase and Registration Rights Agreement, dated March 2, 2009 by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant thereunder(25)

10.59	Securities Purchase and Registration Rights Agreement, dated September 22, 2009 by and between Star Scientific, Inc. and the Investor party thereto, including the form of Warrant thereunder(26)

10.60	Executive Employment Agreement dated January 1, 2010 between Star Scientific, Inc. and Park A. Dodd, III(27)

10.61	Securities Purchase and Registration Rights Agreement, dated March 5, 2010, by and between Star Scientific, Inc. and the several Investors party thereto.(28)

10.62	Amended Warrant, dated March 5, 2010, by and between Star Scientific, Inc. and Iroquois Master Fund Ltd.(28)

10.63	Amended Warrant, dated March 5, 2010, by and between Star Scientific, Inc. and Iroquois Capital, LP.(28)

10.64	Securities Purchase and Registration Rights Agreement, dated March 9, 2010, by and between Star Scientific, Inc. and the several Investors party thereto.(29)

10.65	Amended Warrant No. 1, dated March 9, 2010, by and between Star Scientific, Inc. and Tradewinds Master Fund (BVI), Ltd.(29)

10.66	Amended Warrant No. 2, dated March 9, 2010, by and between Star Scientific, Inc. and Tradewinds Master Fund (BVI), Ltd.(29)

10.67	Amended Warrant No. 1, dated March 9, 2010, by and between Star Scientific, Inc. and Feehan Partners, L.P.(29)

10.68	Amended Warrant No. 2, dated March 9, 2010, by and between Star Scientific, Inc. and Feehan Partners, L.P.(29)

10.69	Amended Warrant No. 1, dated March 9, 2010, by and between Star Scientific, Inc. and PV Partners, L.P.(29)

10.70	Amended Warrant No. 2, dated March 9, 2010, by and between Star Scientific, Inc. and PV Partners, L.P.(29)

10.71	Securities Purchase and Registration Rights Agreement, dated March 9, 2010, by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant attached as Exhibit A thereon.(29)

10.72	Securities Purchase and Registration Rights Agreement, dated March 10, 2010, by and between Star Scientific, Inc. and the Investor party thereto, including the form of Warrant attached as Exhibit A thereon.(29)

Item	Description

10.73	Amended Securities Purchase and Registration Rights Agreement, dated March 12, 2010, by and between Star Scientific, Inc. and the Investor party thereto.(29)

10.74	Securities Purchase and Registration Rights Agreement, dated March 12, 2010, by and between Star Scientific, Inc. and the several Investor party thereto, including the form of Warrant attached as Exhibit A thereon.(29)

10.75	Securities Purchase and Registration Rights Agreement, dated November 5, 2010, by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant attached as Exhibit A thereon.(30)

10.76	Securities Purchase and Registration Rights Agreement, dated February 28, 2011, by and between Star Scientific, Inc. and the Investor party thereto, including the form of Warrant attached as Exhibit A thereon.(31)

10.77	Securities Purchase and Registration Rights Agreement, dated March 4, 2011, by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant attached as Exhibit A thereon.(31)

10.78	Executive Employment Agreement, dated March 14, 2011, between Star Scientific, Inc. and Jonnie R. Williams.(32)

10.79	Third Amended and Restated Executive Employment Agreement, dated March 14, 2011, between Star Scientific, Inc. and Paul L. Perito.(32)

10.80	Amended and Restated Executive Employment Agreement, dated March 14, 2011, between Star Scientific, Inc. and Curtis Wright, IV, MD, MPH.(32)

10.81	Securities Purchase and Registration Rights Agreement, dated December 22, 2011, by and between Star Scientific, Inc. and the Investor party thereto, including the form of Warrant attached as Exhibit A thereon.(33)

10.82	Securities Purchase and Registration Rights Agreement, dated February 28, 2012, by and between Star Scientific, Inc. and the Investor party thereto, including the form of Warrant attached as Exhibit A thereon. (34)

10.83	Amendment to Third Amended and Restated Executive Employment Agreement, dated December 28, 2012 between Star Scientific, Inc. and Paul L. Perito (35)

10.84	Amendment to Executive Employment Agreement, dated December 28, 2012 between Star Scientific, Inc. and Jonnie R. Williams (35)

14.1	Corporate Code of Business Conduct and Corporate Ethics, dated March 2004(13)

21.1	Subsidiaries of the Company (35)

23.1	Consent of Cherry Bekaert LLP (35)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (35)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (35)

EX-101	INSTANCE DOCUMENT (35)

EX-101	SCHEMA DOCUMENT (35)

EX-101	CALCULATION LINKBASE DOCUMENT (35)

EX-101	LABELS LINKBASE DOCUMENT (35)

EX-101	PRESENTATION LINKBASE DOCUMENT (35)

EX-101	DEFINITION LINKBASE DOCUMENT (35)

(1)	Incorporated by reference to Current Report on Form 8-K filed on March 3, 1999
(2)	Incorporated by reference to Current Report on Form 8-K filed on December 18, 2012
(3)	Incorporated by reference to Current Report on Form 8-K filed on December 21, 2006

(4)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998
(5)	Incorporated by reference to Current Report on Form 8-K filed on September 14, 1998
(6)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1999
(7)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000
(8)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999
(9)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
(10)	Incorporated by reference to Current Report on Form 8-K filed on May 17, 2001
(11)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(12)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(13)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003
(14)	Incorporated by reference to Current Report on Form 8-K filed on December 30, 2005
(15)	Incorporated by reference to Current Report on Form 8-K filed on March 7, 2006
(16)	Incorporated by reference to Current Report on Form 8-K filed on July 18, 2006
(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006
(18)	Incorporated by reference to Current Report on Form 8-K filed on March 28, 2007
(19)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007
(20)	Incorporated by reference to Current Report on Form 8-K filed on July 6, 2007
(21)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007
(22)	Incorporated by reference to Annual Report on Form 10-K filed for the year ended December 31, 2007
(23)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
(24)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2008
(25)	Incorporated by reference to Current Report on Form 8-K filed on March 3, 2009
(26)	Incorporated by reference to Current Report on Form 8-K filed on September 25, 2009
(27)	Incorporated by reference to Current Report on Form 8-K filed on January 28, 2010
(28)	Incorporated by reference to Current Report on Form 8-K filed on March 5, 2010
(29)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2009
(30)	Incorporated by reference to Registration Statement on Form S-3 filed on December 10, 2010
(31)	Incorporated by reference to Current Report on Form 8-K filed on March 4, 2011
(32)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2010
(33)	Incorporated by reference to Current Report on Form 8-K filed on December 28, 2011
(34)	Incorporated by reference to Current Report on Form 10-Q for the quarter ending March 31, 2012
(35)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012

