Form 10-Q
period 2013-03-31
STAR SCIENTIFIC INC
filed 2013-05-10
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended March 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 1, 2013, 166,491,509 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

 SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, including the continued development and market acceptance of our nutraceutical products, the effect of any competitive products, our ability to license and protect our intellectual property, our ability to raise additional capital in the future that is necessary to maintain our business, changes in government policy and/or regulation, potential litigation by or against us, any governmental review of our products or practices, and the outcome of the ongoing investigations discussed herein. Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Item 1A. Risk Factors” herein and in our 10-K Report filed on March 18, 2013.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in “Item 1A. Risk Factors” herein and in our 10-K Report in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,110	$23,121
Receivable from sale of licensing rights	34	33
Inventories, net	5,178	4,989
Prepaid expenses and other current assets	760	1,089
Current assets of discontinued operations	-	51
Total current assets	22,082	29,283
Property, plant and equipment, net	1,272	1,338
Intangible assets, net of accumulated amortization	524	541
Receivable from sale of licensing rights, less current maturities	9	18
MSA escrow funds	481	481
Assets held for sale of discontinued operations	263	263
Total assets	$24,631	$31,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2	$7
Accounts payable, trade	2,198	2,405
Accrued expenses	3,913	2,717
Due to stockholders	50	50
Current liabilities of discontinued operations	674	1,761
Total current liabilities	6,837	6,940
Total liabilities	6,837	6,940
Commitments and contingencies (note 7)	-	-
Stockholders’ equity:
Common stock (A)	17	17
Additional paid-in capital	257,531	256,498
Accumulated deficit	(239,754)	(231,531)
Total stockholders’ equity (B)	17,794	24,984
Total liabilities and stockholders’ equity	$24,631	$31,924

____________

(A)	$0.0001 par value per share, 213,500,000 shares authorized, 166,491,509 and 166,349,159 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.
(B)	Class A, convertible, $.01 par value, 4,000 shares authorized, no shares issued or outstanding; Series B, convertible; $.01 par value 15,000 shares authorized, no shares issued or outstanding.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except per share data)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Net sales	$2,507	$1,069
Less:
Product cost of goods sold	1,385	624
Gross profit	1,122	445
Operating expenses:
Sales and marketing	3,149	1,039
General and administrative	4,797	3,239
Research and development	1,397	843
Total operating expenses	9,343	5,121
Operating loss from continuing operations	(8,221)	(4,676)
Other income (expense),net	(2)	(42)
Loss from continuing operations before income taxes	(8,223)	(4,718)
Income tax benefit (expense)	-	-
Net loss from continuing operations	(8,223)	(4,718)
Loss from discontinued operations, net	-	(453)
Net loss	$(8,223)	$(5,171)
Net loss basic and diluted per common share:
Discontinued operations	$-	$-
Continuing operations	(0.05)	(0.04)
Total loss per common share; basic and diluted	$(0.05)	$(0.04)
Weighted average shares outstanding, basic and diluted	166,485,724	141,643,033

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

($ in thousands except per share data)

	Common stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2012	166,349,159	$17	$256,498	$(231,531)	$24,984
Stock issuance	125,684	-	337	-	337
Warrant and option exercise	16,666	-	30	-	30
Stock-based compensation	-	-	666	-	666
Net Loss	-	-	-	(8,223)	(8,223)
Balances, March 31, 2013 (unaudited)	166,491,509	$17	$257,531	$(239,754)	$17,794

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands except per share data)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(8,223)	$(4,718)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	83	83
Provision for inventory obsolescence	5	20
Stock-based compensation	1,003	298
Increase (decrease) in cash resulting from changes in:
Current assets	134	(961)
Current liabilities	992	(100)
Net cash flows used in operating activities	(6,006)	(5,378)
Investing activities:
Purchase of intangible assets	-	(2)
Proceeds from sale of licensing rights	8	7
Net cash flows from (used in) investing activities	8	5
Financing activities:
Proceeds from issuance of common stock	-	1,660
Proceeds from stock option and warrant exercise	30	10,797
Payments on long-term debt and capital lease obligation	(5)	(630)
Net cash flows from financing activities	25	11,827
MSA escrow deposits	-	(11)
Increase (decrease) in cash and cash equivalents from continuing operations	(5,973)	6,443
Cash flows from discontinued operations:
Net cash flows used in operating activities	(1,038)	(351)
Net cash flows used in investing activities	-	-
Net cash flows from financing activities	-	-
Net cash flows from discontinued operations	(1,038)	(351)
Increase (decrease) in cash and cash equivalents	(7,011)	6,092
Cash and cash equivalents, beginning of period	23,121	10,188
Cash and cash equivalents, end of period	$16,110	$16,280
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$51

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1.	Basis of Preparation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2012, 2011, and 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission, or SEC, on March 18, 2013 (the “Annual Report”).

2.	Liquidity and managements’ plans:

The Company has been operating at a loss for the past ten years. Star Scientific’s future prospects will depend on its ability to generate and sustain increased revenue levels in future periods, which will largely be dependent on increased distribution and consumer acceptance of:

•	Anatabloc®, a nutraceutical dietary supplement for anti-inflammatory support introduced in August 2011 and CigRx ® , a non-nicotine, non-tobacco nutraceutical dietary supplement to temporarily reduce the desire to smoke;

•	Anatabloc® Facial Crème introduced in September 2012 and Anatabloc® Facial Serum introduced in March 2013; and

•	to a lesser degree, the licensing of its low Tobacco Specific Nitrosimine, orTSNA, curing technology and related products.

Star Scientific introduced Anatabloc®, its dietary supplement for anti-inflammatory support, in August 2011 through an interactive website and a customer service center. Since the introduction of Anatabloc ®, the Company’s revenues have been derived almost exclusively from the sales of its anatabine-based dietary supplements and, more particularly, Anatabloc ®.

The Company’s future prospects also will be dependent on Rock Creek’s ability to develop additional nutraceutical products and pharmaceutical products and to a lesser degree on its ability to begin generating revenues through royalties from the patented tobacco curing process for which it is the exclusive licensee and related products. As of March 31, 2013, the Company had approximately $15.3 million of working capital, of which approximately $16.1 million was cash and cash equivalents. The Company believes that it has sufficient funding to support its operations through the first quarter 2014. However, depending upon, among other factors, product sales levels, the results of ongoing product development initiatives and trials, market conditions, increased expenses beyond what are currently budgeted for 2013 (in particular, the Company’s operating expenses), increased costs, beyond the Company’s forecast, and the results of the ongoing investigations, and the price of its common stock, it may be necessary for the Company to seek additional capital before that time, including debt financing and additional equity offerings. There can be no assurance that it will be successful in obtaining such funding at commercially favorable terms, if at all. If it is unable to raise additional capital (including through the exercise of outstanding warrants and stock options and through private placements of its securities, each of which has been the primary source of the Company’s financing in the past), its liquidity may be materially adversely affected. Any equity financing will be dilutive to the Company’s existing shareholders.

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

On December 14, 2012, the Company’s Board of Directors voted unanimously to discontinue the manufacturing, distribution and sale of the Company’s dissolvable smokeless tobacco products, Ariva ® and Stonewall Hard Snuff® as of December 31, 2012. The Board was motivated to take this action in light of the continued losses and low sales for its dissolvable tobacco products over the last several years. It was also motivated by the fact that restrictions under the Family Smoking Prevention and Tobacco Control Act which prohibit a company from making any statements about the comparative safety of various types of tobacco products made it extremely difficult to effectively market its dissolvable tobacco products, notwithstanding that they represented a meaningful alternative to cigarettes and traditional smokeless tobacco products. The Board’s action was further influenced by the fact that continuing to manufacture dissolvable tobacco products has had a negative impact on its ability to interest leading research centers in undertaking clinical research related to its anatabine compound and its potential for providing support in managing excessive inflammation.

While the Company ceased selling any tobacco products as of December 31, 2012, it continues to look for licensing opportunities related to its dissolvable tobacco products and related technology.

The following represents a summary of the Company’s operating results of the dissolvable tobacco operations. There are no operations for the three months ended March 31, 2013.

$ thousand	Three Months Ended March 31, 2012
Net sales	$100
Cost of goods sold	244
Gross margin (loss)	(144)
Operating expenses	309
Total discontinued operating loss	$(453)

Assets and liabilities of the discontinued operations consist of the following as of:

$ thousand Current assets:	March 31, 2013	December 31, 2012
Accounts receivable, trade	$-	$51
Assets held for sale	263	263
Total assets	$263	$314

Current liabilities:
Accrued expenses	674	1,761
Total current liabilities	$674	$1,761

The Company owns the manufacturing equipment located at its dissolvable manufacturing facility in Chase City, Virginia which is being held for sale as a result of the Company decision to exit the dissolvable tobacco business as of December 31, 2012.

4.	Inventories:

Inventories consist of the following as of:

$ thousands	March 31, 2013	December 31, 2012
Raw materials	$2,680	$3,101
Packaging materials	1,534	1,470
Work in process	60	158
Finished goods	2,501	1,350
Obsolescence allowance	(1,597)	(1,090)
	$5,178	$4,989

5.	Long-term debt:

The Company’s long-term debt, as of March 31, 2013, consists of an installment note secured by a vehicle purchased in 2010. The note is for a term of 36 months with monthly installment payments of $1,700 and continues until April 2013. The annual interest rate on the note is fixed at 1.9% for the note term. The current balance outstanding is $1,700 and is reflected as the Company’s current portion of long-term debt on the consolidated balance sheet.

6.	Stockholders’ Equity

Stock Option Plans:

Prior to 2008 the Company adopted a 1998 Stock Option Plan, a 2000 Equity Incentive Plan, and in September 2008 it adopted a 2008 Incentive Award Plan (the “Plans”). The Plans provide for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. In the aggregate the Plans provide for grants of both qualified and non-qualified stock options to purchase up to 24,500,000 shares at a purchase price equal to the fair market value on the date of grant in the case of qualified options granted to employees.

The Company granted 100,000 stock options and 125,684 shares of common stock to consultants to the Company on January 2, 2013. The stock options have a term of 5 years and vested immediately. The stock option grants have an exercise price of $2.68. The Company recorded $146 thousand as stock compensation expense computed using the Black-Scholes valuation method for those grants. The common stock was valued at $2.68 per share or $337 thousand for the aggregate of 125,684 shares.

At March 31, 2013, there were 17,520,000 options issued and outstanding with a weighted average exercise price of $2.70 per share. The intrinsic value of the exercisable options on March 31, 2013 was $0.3 million.

A summary of the status of the Company’s unvested stock options at March 31, 2013, and changes during the quarter then ended, is presented below.

Non-vested Stock Options	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2012	3,335,000	$2.51
Granted	-	-
Vested	(100,000)	(2.50)
Forfeited	-	-
Non-vested at March 31, 2013	3,235,000	$2.51

As of March 31, 2013, there was $7.9 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans.

During the three months ended March 31, 2013, no stock options were exercised.

Warrant activity:

During the three months ended March 31, 2013, 16,666 warrants were exercised resulting in gross proceeds to the Company of $30 thousand. The aggregate intrinsic value of all warrants exercised amounted to $10 thousand.

As of March 31, 2013 the Company had 16,492,501 warrants outstanding with a weighted average exercise price of $1.79 per share. The intrinsic value of the exercisable warrants at March 31, 2013 was $1.0 million.

Net Loss Basic and Diluted Per Common Share:

Due to the Company’s net losses, both basic and diluted loss per share were $(0.05) and $(0.04) for the three months ended March 31, 2013 and 2012, respectively. An aggregate of 34,012,501 at March 31, 2013 and 53,246,167 at March 31, 2012 of stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.

7.	Commitments, Contingencies and Other Matters

Virginia Sales and Use Tax Assessment

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company with respect to its tobacco-curing barns in the amount of $860,115. The Company applied for a correction of the assessment and a total abatement of the tax on the grounds that its barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, the Company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to the Company. On August 10, 2010 the Commonwealth of Virginia responded to the request for reconsideration of the state’s sales and use tax assessment with respect to the tobacco curing barns. The Commonwealth disagreed with the Company’s position that the barns are part of the manufacturing process and, therefore, exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption, concluding that the barns are taxable under the Commonwealth’s sales tax laws and regulation. On July 14, 2011 the Company filed a lawsuit in the Circuit Court for Mecklenburg County, Virginia seeking a determination that the purchase of the Company’s curing barns was exempt from Virginia sales and use tax and an abatement of all taxes and interest assessed against the Company by Virginia’s Commissioner of Revenue. The Commonwealth of Virginia filed an answer to the complaint on July 29, 2011 asserting that the assessment amount was properly determined. The case is currently in the pre-trial phase of discovery. The sales and use tax assessment plus penalties and interest together, as of December 31, 2012, totaled approximately $1.7 million. Interest will continue to accrue during the Company’s continued pursuit of a resolution of this matter.

CigRx® Trademark Litigation

On September 14, 2012, the Company filed an action in the United States District Court for the Central District of California against Cigirex, LLC alleging infringement of the Company’s registered trademark CigRx ® and related claims and seeking a declaratory judgment as to such infringement, injunctive relief and damages. Also, prior to filing the action against Cigirex, LLC in Federal District Court, the Company had been opposing the registration of the Cigirex marks in the United States Patent and Trademark Office, or PTO. After filing the District Court action against Cigirex, LLC, the Company filed a motion in the PTO proceeding seeking to have that proceeding suspended pending the outcome of the District Court case. That motion was granted by the PTO on November 26, 2012. On April 25 , 2013 the District Court action was settled. Under the terms of the settlement, the Company will receive a one-time payment of $100,000, the parties reached agreement on the use of the respective marks and the District Court matter will be dismissed with prejudice, with each side bearing its own fees and costs. Also, as part of the settlement, the Company agreed to dismiss with prejudice its opposition in the PTO to the registration of the Cigirex marks.

Class Action Lawsuits

Three individuals, Francis J. Reuter, Charles Boravian and Marty Cole, recently filed separate similar purported class actions on behalf of putative classes of persons or entities collectively encompassing those who purchased or otherwise acquired shares of the Company’s common stock between October 31, 2011 and March 18, 2013. The first action was filed on or about March 25, 2013 in the United States District Court for the Eastern District of Virginia, Francis J. Reuter v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00183-JAG (the “Reuter Action”). The Reuter Action names as defendants the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of its officers and/or employees. The second action was filed on or about March 26, 2013 in the United States District Court for the District of Massachusetts, Boravian v. Star Scientific, Inc. et al. D. Mass. 13-1-695-DJC (the “Boravian Action”). The Boravian Action names as defendants the Company and Jonnie R. Williams Sr. The Third action was filed on or about May 7, 2013 in the United States District Court for the Eastern District of Virginia, Cole v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00287-JAG (the “Cole Action”). The Cole Action names as defendants the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of its officers and employees. In general, the complaints collectively allege that the Company and the individual defendants violated Section 10(b) under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as related to statements made by the Company regarding its past and future prospects and certain scientific data relating to its products, as well as related to specified private placements and related party transactions it has engaged in since 2006. Defendants have been granted a stay of their obligation to respond to the Reuter Action pending appointment of the lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. The Company intends to defend vigorously these claims. However, at this time, it cannot predict the probable outcome of these claims.  Accordingly, no amounts have been accrued in the Company’s consolidated financial statements.

Commitments

The Company has purchase order and other operating supply commitments totaling $0.7 million as of March 31, 2013.

8.	Subsequent Events

On April 25, 2013 the Company settled its trademark infringement action against Cigirex, LLC. See Note 7 “CigiRx® Trademark Litigation” for more details.

On or about May 7, 2013 a third purported class action, Cole v. Star Scientific, Inc, was filed in the United States District Court for the Eastern District of Virginia. See Note 7, “Class Action Lawsuits” for more details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report, filed with the SEC on March 18, 2013 and our Report on Form 10K/A filed with the SEC on April 30, 2013 (collectively, our “2012 10-K”). In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Overview

Our Company and Products

We are a technology oriented company with a mission to promote a healthy metabolism and lifestyle. Since the incorporation of our Rock Creek Pharmaceuticals subsidiary in 2007, we have focused on utilizing certain alkaloids found in the Solanacea family of plants, which includes potatoes, tomatoes, and eggplants, initially to address issues related to the desire to smoke or use other traditional tobacco products. More recently, Rock Creek has been concentrating on the anti-inflammatory aspects of one of those alkaloids, anatabine. We believe our research and development efforts relating to the anatabine alkaloid have positioned us to develop a range of dietary supplements and potentially related pharmaceutical products that could be beneficial in maintaining a healthy metabolism and in supporting good nutrition.

Currently, Rock Creek manufactures and sells two nutraceutical dietary supplements, Anatabloc®, for anti-inflammatory support, and CigRx ®, for assistance in fighting the urge to smoke cigarettes. In addition, Rock Creek Pharmaceuticals has been engaged in the development of other dietary supplements and pharmaceutical products, particularly products that have a botanical- based component and that are designed to provide nutritional support for a range of conditions, including Alzheimer’s disease, Parkinson’s disease, multiple sclerosis, schizophrenia, depression, and Hashimoto’s autoimmune thyroiditis. Rock Creek also has developed a cosmetic product line that utilizes our anatabine compound to improve the appearance of the skin, consisting of Anatabloc® Facial Crème introduced in September 2012 and Anatabloc® Revitalizing Facial Serum introduced in March 2013.

Since the introduction of our Anatabloc® dietary supplement in August 2011, our revenues have been derived almost exclusively from the sale of our anatabine based nutraceutical products and, in particular, our Anatabloc ® product. Our Anatabloc ® Facial Crème and the Anatabloc Revitalizing Facial Serum that also utilizes our anatabine compound have had de minimis sales since their introductions in September 2012 and March 2013, respectively, although we have not undertaken a full scale marketing campaign for these products while we are developing a complimentary product consisting of a facial cleanser. Our Anatabloc® dietary supplement is being sold through our interactive website, a customer service center and on a consignment basis through GNC at its company-owned stores and franchised retail locations, as well as through GNC’s website. The Anatabloc® Facial Crème and revitalizing serum are currently available on our interactive website as well as GNC’s website. CigRx® is being sold through our interactive website and through retail outlets in the Richmond, Virginia metropolitan area and in the New England and the mountain west states. CigRx® sales during the three months ended March 31, 2013 were insignificant.

Beginning in the 1990’s and prior to the development of our current products, we sought to develop and market low-TSNA tobacco and related low-TSNA smokeless tobacco products as less harmful alternatives to cigarettes and traditional smokeless tobacco products. As of December 31, 2012 we ceased selling any tobacco products (including our Ariva ® and Stonewall Hard Snuff ® products). See Note 3 to our consolidated financial statements. While we have discontinued selling any tobacco products, we intend to pursue licensing opportunities for our patented tobacco curing technology and related low-TSNA smokeless tobacco products.

Prospects for Our Operations and Our Financial Condition

The recurring losses generated by our business continue to impose significant demands on our liquidity. Our future prospects will be dependent on the distribution and consumer acceptance of our products and related line extensions of those products, as well as our ability to appropriately scale our sales and marketing expenses for these products and manage our overall operating expenses. In the three months ended March 31, 2013, sales of Anatabloc ® continued to be responsible for virtually all of our revenue, and we expect this trend to continue through 2013. Sales of our Anatabloc ® dietary supplement increased by 127% in of the first quarter of 2013 as compared to the same period in 2012, resulting in an increase in net sales approximately $1.4 million over those same periods.

We recognized net revenue of approximately $2.5 million for the three months ended March 31, 2013 and an operating loss from continuing operations of approximately $(8.2) million. As of March 31, 2013, we had approximately $15.3 million of working capital, of which approximately $16.1 million was cash and cash equivalents. This compares to cash and cash equivalents of approximately $23.1 million at December 31, 2012, as we experienced increased operating expenses in the first quarter of 2013 largely attributable to our increased sales and marketing expenses and legal costs. We nevertheless believe that we have sufficient funding available to support our operations through the first quarter 2014. However, there are factors that could make it necessary for us to seek to raise additional capital before that time, and there is no assurance that we will be successful in obtaining funding at commercially favorable terms, if at all. For a discussion of these factors, see “Liquidity and Capital Resources,” below.

In November, 2012, our CEO, Mr. Williams, voluntarily agreed to reduce his salary to $1.00 per month beginning in January 2013 until our company becomes profitable and in February 2013, our Chairman, President and COO, Mr. Perito, voluntarily reduced his salary by $500,000 until our company becomes profitable. Also, in February 2013, our General Counsel, Mr. Pokusa, and our CFO, Mr. Dodd, voluntarily agreed to reduce their salaries by $100,000 and $50,000 respectively until our company becomes profitable. As discussed below under “Results of Operations,” these reductions helped offset our General and Administrative Expenses during the first quarter of 2013.

Investigations

As previously disclosed, in late January and February of this year, our company, directors and others received subpoenas from the United States Attorney’s Office for the Eastern District of Virginia seeking documents.  We are continuing to respond to the subpoenas and cooperate fully with the investigation.  In addition, the international law firm of Chadbourne & Parke, LLP is continuing its internal investigation of these matters. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Government Investigation” included in our 2012 10-K filed on March 18, 2013.

We cannot predict whether, or the extent to which, the ongoing investigations and related litigation discussed under “Part II – Item 1 – Legal Proceedings” will result in legal action against our company or any of our employees. However, any such actions could cause us to incur material additional expenses and have a material adverse effect on our business. We have incurred, and expect to continue to incur in 2013, increased legal expenses and cash demands related to these investigations and the defense of the litigation.

Our Products and Certain Product Development Initiatives

Dietary Supplements and Development of Pharmaceutical Products. Anatabloc®, which is intended to provide anti-inflammatory support, is currently being sold through our interactive website, a customer service center and on a consignment basis through GNC, a retailer of dietary supplements. GNC initially sold Anatabloc ® through its online store and, beginning in late March 2012, GNC began carrying Anatabloc ® at its company-owned stores and franchised retail locations. Anatabloc® is now available at more than 4,000 GNC retail locations throughout the country and in February 2013 our company received GNC’s top vendor of the year award for product innovation in the wellness area. Initially, marketing of Anatabloc ® had been primarily directed toward physicians and other healthcare professionals. More recently we have been focusing our marketing efforts on athletes and other groups of individuals who regularly deal with issues relating to inflammation. In 2012 we entered into an arrangement with Fred Couples, a member of the PGA Golf Tour, for Mr. Couples to act as the first brand ambassador for Anatabloc®. In January 2013 we entered into an arrangement with John Isner, who has been a member of the ATF Tennis Tour since 2007, under which he became our second brand ambassador. Also, in April 2013 we announced that our Anatabloc® dietary supplement had received registration approval from HFL Sports Science, a leading testing laboratory for banned substance. This registration allows our Company to utilize the HFL’s “Informed-Sport” and “Informed-Choice” trademarks and assure consumers that our product has been tested to insure it does not contain substance prohibited in sport. Our brand ambassador program and association with HFL Sports Science furthers our focus on the use of Anatabloc® in dealing with the type of muscle and joint soreness that typically is experienced by professional athletes and others who are regularly engaged in physical activities.

In 2009, Rock Creek developed a non-nicotine, non-tobacco nutraceutical, CigRx ® that is intended to temporarily reduce the desire to smoke. We continue to market this product on our interactive website and through limited retail distribution. Through Rock Creek we are exploring the development of other related nutraceutical products that may assist in stabilizing metabolism, pharmaceutical products with clinical claims, as well as pharmaceutical products for the treatment of a range of conditions, including Alzheimer’s disease, Parkinson’s disease, multiple sclerosis, schizophrenia and depression.

Cosmetics. We introduced our anatabine-based cosmetic products, Anatabloc® Facial Crème in September 2012 and Anatabloc Revitalizing Facial Serum in March 2013. These products, which are intended to improve the appearance of the skin, are currently sold on our interactive website and customer service center. Also, GNC began carrying our Anatabloc ® Facial Crème on its website in February 2013 and in April began carrying our Anatabloc® Revitalizing Facial Serum. To date sales of our cosmetic products have been relatively low since we have limited marketing for the product while we are developing a complementary cleanser for this product line. We anticipate increased marketing and sales for this product line in 2013.

Research related to Our Dietary Supplements and Cosmetic Products. Since 2011, Rock Creek, the Roskamp Institute and researchers at John Hopkins University, have completed and reported on a number of studies designed to assess the ability of our anatabine compound to lower chronic inflammation in a variety of pre-clinical (non-human) and clinical (human) settings. For a description of our relationship with the Roskamp Institute, see “Item 1. Business - our partnership with the Roskamp Institute” in our 10-K filed on March 18, 2013. One study conducted by the Roskamp Institute and reported in the European Journal of Pharmacology showed that anatabine lowered levels of amyloid production both in the test tube and when administered to mice vulnerable to accumulation of amyloid which, at excessive levels, damages brain tissue. A second manuscript written by the same researchers and published online in The European Journal of Pharmacology in 2012 and in manuscript form in January 2013, further characterized the anti-inflammatory effects of anatabine in several types of animal tissues, in human cells, and in human whole blood. The Roskamp Institute also presented results of pre-clinical studies of anatabine in mouse models of multiple sclerosis, traumatic brain injury, and Alzheimer’s disease at the Neuroscience 2012 conference held in New Orleans in October 2012. In January 2013 the results of the animal multiple sclerosis study were published in PLoS One under the title “Amelioration of Experimental Autoimmune Encephalomyelitis by Anatabine.” Further, a pre-clinical investigator-initiated and independently funded study from Johns Hopkins that examined the effect of anatabine supplementation in a mouse model of autoimmune thyroiditis was published in September 2012 in an article entitled, “Anatabine Ameliorates Experimental Autoimmune Thyroiditis” in the Endocrine Society’s journal, Endocrinology. (Endocrinology. 2012 Sep; 153(9):4580-7.)

In 2013 Rock Creek received positive results from a study conducted by researchers at the University of Virginia Medical School investigating the effects of anatabine in an animal model of idiopathic inflammatory bowel disease, ulcerative colitis. It also received functional binding data that offers an explanation and a possible mechanism of action for some of the observed effects of Anatabloc®.

Rock Creek also has been involved in human (clinical) trials evaluating the impact of supplementation with anatabine citrate on an inflammatory marker c-reactive protein, or CRP, (which is believed to be an indicator of coronary heart disease), on Hashimoto’s autoimmune thyroiditis, in individuals with mild to moderate Alzheimer’s disease and in a multi-site study of Anatabloc® Facial Crème. In February 2012, Rock Creek reported research on the first clinical trial demonstrating that Anatabloc® lowers chronic inflammation measured by CRP levels in the blood. The reported results were obtained in connection with an in-house study undertaken by Rock Creek that involved a group of smokers who had been using Anatabloc® on an extended basis. In October 2012 Rock Creek reported on an interim look at the results of a CRP study that was conducted by the Roskamp Institute as the study sponsor. That interim look showed that 61% of diabetic subjects (11 of 18) taking metformin (the most common drug prescribed for diabetics) had a CRP reduction, as did 38% of the general trial population not taking metformin (31 of 81). Overall, 42 of 99 subjects (42%) had a decrease in CRP after one month of anatabine supplementation. On January 7, 2013 Rock Creek reported on the initial results for all study subjects who completed its Thyroid health study. Those results suggest that dietary supplementation with anatabine ameliorates the immune system’s targeting of the thyroid gland in cases of autoimmune thyroiditis.

The Alzheimer’s study that is being sponsored by Rock Creek and conducted at the Roskamp Institute began enrolling subjects at the end of August 2012 and is ongoing. As of May 1, 2013, 55 subjects have been screened and 40 subjects enrolled in the study. The Anatabloc® Facial Crème study is being conducted at three sites and began enrolling subjects in December 2012. As of May 1, 2013, the study had enrolled more than 100 subjects and screening is now closed.

Federal Regulations of Dietary Supplements, Drug Products and Cosmetics. Under the Food, Drug and Cosmetic Act, the Food and Drug Administration, or FDA, has authority for reviewing and approving any new drug product prior to its introduction into commerce. The FDA approval process involves, among other things, successfully completing clinical trials under an Investigational New Drug Application and obtaining a premarket approval after filing a New Drug Application, or NDA. The NDA process requires a company to prove the safety and efficacy of a new drug product to the FDA’s satisfaction. The Dietary Supplement Health Education Act, or DSHEA, provides the FDA with authority over the production and marketing of dietary supplements. In certain cases DSHEA also requires notification to the FDA before a company begins to market a dietary supplement. DSHEA does not require prior approval by the FDA for the introduction of dietary supplements into the market, but does require that such products comply with the requirements of DSHEA prior to and after their introduction into commerce. The FDA also has jurisdiction over cosmetic products and claims made for such products. While premarket approval is not required prior to the marketing of cosmetic products, the ingredients in such products must be recognized as being safe and appropriate for use in cosmetics and the FDA has authority with respect to the labeling, packaging and promotion of such products. See “Item 1. Business-Government Regulation” of our 10-K filed on March 18, 2013 for more information relating to governmental regulation of products by the FDA.

Licensing and Intellectual Property. Since 2010 we have filed six United States patent applications relating to our dietary supplement products, uses of the products and product formulations. These included two applications for therapeutic methods involving the administrations of anatabine, its isomers and any derivatives thereof, an application relating to the administration of anatabine, or an isomer or salt thereof, for treating chronic inflammation that may be associated with disorders such as thyroiditis, cancer, arthritis, Alzheimer’s disease, and multiple sclerosis, an application for our CigRx ® formulation and our Anatabloc ® formulation as well as an application for the synthesis of anatabine and an application for a relapse prevention product. In 2013 we filed a patent application for our Anatabloc® Facial Crème formulation. We also filed an application for a design patent relating to the 20-piece container used for our CigRx ® and Anatabloc ® products and a divisional application for food grade salts of anatabine. In June 2012 the PTO, issued a patent to Rock Creek for an improved method of synthesizing anatabine that facilitates large scale commercial production of high purity anatabine. Also, in August 2012, the PTO issued a patent to Rock Creek for an anatabine citrate and yerba mate composition and uses thereof in assisting weight loss and curbing the urge for tobacco. In 2011 the PTO, issued a design patent to Rock Creek for the 20-piece dispenser used for our CigRx ® and Anatabloc ® products. We also have several international applications pending that relate to inflammation-mediated disorders, our anatabine and yerba mate composition, our Anatabloc ® formulation, a relapse prevention product and the administration of anatabine, its isomers and any derivatives thereof generally, and also for autism and seizure indications.

We are the exclusive licensee under a License Agreement with Regent Court Technologies, LLC which grants us exclusive worldwide rights to and a right of sublicense for the StarCured ® process, related patents covering the production of low-TSNA dissolvable smokeless tobacco products and the use of certain MAO agents in treating neurological conditions. This technology essentially arrests or eliminates microbial activity that normally occurs during curing, thereby preventing the formation of TSNAs. See “Item 1. Business - Our Patents, Trademarks and Licenses” of our 10-K filed on March 18, 2013 for more information relating to our patents.

In December 2008, we filed a new United States patent application for a variant of our patented curing technology that results in the production of cured tobacco that contains virtually undetectable levels of carcinogenic TSNAs as measured by prevailing standards and in April 2012 the PTO issued a patent for this curing method. Also in 2012, we filed utility applications for an enriched form of tobacco, an alkaloid composition for e-cigarettes and for a new tobacco product that are currently pending before the PTO. We believe that through the StarCured ® process and our related technology we have the ability to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to very low levels (with carcinogenic NNNs and NNKs that measure 200 parts per billion and below) and that we have demonstrated that our process for curing tobacco using these processes can be scaled up to meet broad commercial needs in the United States and abroad. While we have discontinued the sale of tobacco products as of December 31, 2012, we continue to pursue means of collecting royalties for our curing technology through licensing arrangements and through monitoring of the curing practices of industry participants as applicable.

Off-Balance Sheet Arrangements

None.

Results of Operations

Our company’s unaudited condensed consolidated results for the three month periods ended March 31, 2013 and 2012 are summarized in the following table:

	Three Months Ended March 31,
$ thousands	2013	2012
Net sales	$2,507	$1,069
Cost of goods sold	1,385	624
Gross profit (loss)	1,122	445
Total operating expenses	9,343	5,121
Operating loss from continuing operations	(8,221)	(4,676)
Loss from discontinued operations	-	(453)
Other income (expense), net	(2)	(42)
Net loss	$(8,223)	$(5,171)
Basic and diluted loss per common share:
Loss per common share from continuing operations	$(0.05)	$(0.04)
Loss per common share from discontinued operations	-	-
Total loss per common share basic and diluted	$(0.05)	$(0.04)
Weighted average shares outstanding	166,485,724	141,643,033

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net Sales. For the three months ended March 31, 2013, net sales (gross sales less cash discounts, product discounts and product return allowance) were $2.5 million compared to $1.1 million during same period in 2012. The increase of 127% was attributable exclusively to increased Anatabloc® sales volume.

Gross Profit (loss). We had a gross profit of $1.1 million for the three months ended March 31, 2013 compared to a gross profit of $0.4 million for the same period in 2012. The improved gross profit is attributable exclusively to the increased Anatabloc® sales volume discussed above.

Total Operating Expenses. Total operating expenses (comprised of Sales and Marketing, General and Administrative and Research and Development expenses) were approximately $9.3 million for the three months ended March 31, 2013, an increase of approximately $4.2 million, or 82.4%, from approximately $5.1 million for the same period in 2012. General and administrative expenses increased by approximately $1.6 million, and marketing and distribution costs increased by approximately $2.1 million. Research and development costs increased approximately $0.6 million.

Sales and Marketing Expenses. Sales and Marketing expenses were approximately $3.1 million for the three months ended March 31, 2013, an increase of approximately $2.1 million, or 203.0%, from approximately $1.0 million for the same period in 2012. The increase in marketing expense was attributable to the expanded promotion of our Anatabloc ® dietary supplement. We expect our sales and marketing expenses to trend lower in the near-term, as our sales and marketing efforts related to our Anatabloc® dietary supplement level out.

General and Administrative Expenses. General and administrative expenses were approximately $4.8 million for the three months ended March 31, 2013, an increase of approximately $1.6 million, or 48.0%, from approximately $3.2 million for the same period in 2012. For the three months ended March 31, 2013, we had increased legal expenses of $1.7 million primarily related to our response to subpoenas in the government investigation and our related internal investigation; an increase for non-cash charges of $0.4 million related to stock options issued and the modification of the time to exercise previously issued stock options; and increases in various other expense categories totaling $0.4 million. These increases were partially offset by reduced executive salaries of $0.3 million, which were implemented during the three months ended March 31, 2013, and by reductions in executive travel of $0.5 million. In the near term, we expect to incur increased legal expenses related to the government investigation, our related internal investigation and the litigation discussed herein.

Research and Development Expenses. We expended, approximately $1.4 million on research and development in the three months ended March 31, 2013, compared to approximately $0.8 million in the comparable period in 2012. The research and development cost in the three months ended March 31, 2013 were directed principally toward the ongoing clinical trial for Anatabloc® Facial Crème and the analysis of results of the CRP and Hasimoto’s autoimmune thyroiditis clinical trials. In the three months ended March 31, 2013 we incurred $121 thousand of expense based on the Research and Royalty Agreement with an affiliate of the Roskamp Institute under which we are obligated to pay a royalty of 5% on all Anatabloc® sales. See “Item 1. Business-Our Relationship with the Rosskamp Institute” in our 10-k filed on March 18, 2013 for more information relating to the Rosskamp Institute.We expect our Research and Development expenses to trend lower in the near-term, as our future expenses related to the CRP and Hasimoto’s autoimmune thyroiditis clinical trials should be less.

Other Income and Expense, net. We had interest income of $3 thousand and miscellaneous expense of $5 thousand for the three months ended March 31, 2013, for a net other expense of $2 thousand during the period. For the same period in 2012, we had interest income of $7 thousand and interest expense of $49 thousand, for a net interest expense of $42 thousand. The significantly lower interest expense for the three months ended March 31, 2013 reflected the debt forgiveness as part of the settlement of our patent litigation with RJ Reynolds, or RJR, in September 2012. The lower interest income during the first quarter of 2012 reflected the decrease in prevailing interest rates we received on our account balances.

Net Loss. We had a net loss of approximately $8.2 million for the three months ended March 31, 2013 compared to a net loss of approximately $5.2 million for the same period in 2012. The increased net loss for the three months ended March 31, 2013 was primarily due to increases in legal, marketing and research costs offset, in part, by decreased executive compensation and reduced travel costs.

At March 31, 2013, we had a basic and diluted loss per share of $(0.05) compared to a basic and diluted loss per share of $(0.04) at March 31, 2012.

Liquidity and Capital Resources

 We have been operating at a loss for the past ten years. Our future prospects will depend on our ability to generate and sustain increased revenue levels in future periods, which will largely be dependent on increased distribution and consumer acceptance of:

•

Anatabloc®, our nutraceutical, dietary supplement for anti-inflammatory support introduced in August 2011 and

CigRx ®, our non-nicotine, non-tobacco nutraceutical dietary supplement designed to temporarily decrease the desire to smoke;

•	Anatabloc® Facial Crème introduced in September 2012 and Anatabloc ® Facial Serum introduced in March 2013; and

•	to a lesser extent the licensing of our low-TSNA curing technology and related products.

Since the introduction of Anatabloc®, our revenues have been derived almost entirely from the sales of our anatabine based nutraceutical products and, more particularly, Anatabloc ®. To a lesser degree, our future prospects also will be dependent on Rock Creek's ability to develop additional nutraceutical and pharmaceuticals and on our ability to begin generating income through royalties from the patented tobacco curing process to which we are the exclusive licensee.

We believe that we have sufficient funding to support our operations through the first quarter 2014. However, depending upon, among other factors, product sales levels, the results of ongoing product development initiatives and trials, market conditions, increased expenses beyond what we currently budget for 2013 (in particular, our operating expenses), increased costs, beyond our forecast, and the results of the ongoing investigations, and the price of our common stock, it may be necessary for us to seek additional capital before that time, including debt financing and additional equity offerings. There can be no assurance that we will be successful in obtaining such funding at commercially favorable terms, if at all. If we are unable to raise additional capital (including through the exercise of outstanding warrants and stock options and through private placements of our securities, each of which has been a primary source of our financing in the past), our liquidity may be materially adversely affected. Any equity financing will be dilutive to our existing shareholders.

Summary of Balances and Recent Sources and Uses

As of March 31, 2013, we had a working capital surplus of approximately $15.3 million, which included cash of approximately $16.1 million in current assets. We had cash and cash equivalents of approximately $23.1 million at December 31, 2012, as we experienced increased operating expenses in the first quarter of 2013.

Net Cash From Operating Activities. During the three months ended March 31, 2013, approximately $6.0 million of cash was used in operating activities compared to approximately $5.4 million of cash used in operating activities during the same period in 2012. Cash used in operations was approximately $0.6 million higher during the three months ended March 31, 2013 as compared to the same period in 2012, due primarily to increases in the inventory of raw materials to support our product sales of Anatabloc ® and cash paid for increased operating expenses.

Net Cash From Investing Activities. During the three months ended March 31, 2013, we generated $8 thousand from investing activities, as we continue to receive payments from the sale of licensing rights related to the sale of our cigarette business in 2007.

Net Cash From Financing Activities. During the three months ended March 31, 2013, we generated net cash from financing activities of $25 thousand through the exercise of warrants for $30 thousand partially offset by $5 thousand for long term debt payments. During the same period in 2012, we generated net cash from financing activities of approximately $11.8 million, primarily through the exercise of warrants and stock options for $10.8 million and the sale of common stock for gross proceeds of approximately $1.6 million, offset in part by debt payments of $0.6 million.

Net Cash Used in MSA Escrow Payments. Given the fact that we discontinued the sale of cigarettes in June 2007, we do not have any ongoing obligation to make any deposits into escrow. During the three months ended March 31, 2013 we did not make any deposits for the sale of cigarettes in the MSA states. During the three months ended March 31, 2012 we deposited $11 thousand into escrow for sales from 2006 in one MSA state, based on an audit of cigarette sales for that year.

Cash Demands on Operations

During the three months ended March 31, 2013, we had losses from continuing operations that totaled $(8.2) million. See “Overview” and “Results of Operations” above for a discussion of our increased operating expenses that resulted in increased use of cash during the first quarter of 2013.

Contingent Liabilities and Cash Demands

Litigation Costs. We have paid or accrued all existing obligations. Also, as part of our fee arrangements in certain litigation matters, we had agreed to pay counsel a percentage of any damage award, a percentage of the resulting payments we actually received in the event that the litigation was resolved in our favor or a result fee in return for a cap on fee payments during the litigation. In connection with the settlement of the RJR litigation, we have accrued $1.3 million with respect to a contingent fee arrangement with counsel relating to that litigation, although we anticipate negotiating the final amount of any fees payable.

Prior to the introduction of our dietary supplements and cosmetics, we obtained product liability insurance for each of our products. This insurance covers claims arising from product defects or claims arising out of the sale, distribution and marketing of these products. There have been no claims asserted with respect to the manufacture, sale or use of our dietary supplements or cosmetics to date. If any such claims are asserted in the future and ultimately result in liability that exceeds the limits of our insurance coverage, we would be liable for any such excess amount. In the past, we maintained product liability insurance only with respect to claims that tobacco products manufactured by or for us contained any foreign object (i.e., any object that is not intended to be included in the manufactured product). The product liability insurance previously maintained did not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that insurance for health-related claims can currently be obtained. Although we ceased selling cigarettes in 2007 and exited from the tobacco business as of December 31, 2012, we may be named as a defendant in such cases in the future. However, we believe that we have conducted our business in a manner that decreases the risk of liability in a lawsuit of the type described above, because we have attempted to consistently present to the public the most current information regarding the health risks of long-term smoking and tobacco use generally, have always acknowledged the addictive nature of nicotine and have never targeted adolescent or young persons as customers.

Virginia Sales and Use Tax Assessment. There has been no change in this matter since the filing of our Annual Report on form 10-K on March 18, 2013.

Government Investigation. See the information above under “Investigations” and below under “Risk Factors” related to the ongoing government investigation and our related internal investigation.

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of March 31, 2013, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Virginia Sales and Use Tax Assessment

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against us with respect to our tobacco-curing barns in the amount of $860,115. We applied for a correction of the assessment and a total abatement of the tax on the grounds that our barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, our company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to our company. On August 10, 2010 the Commonwealth of Virginia responded to our request for reconsideration of the state’s sales and use tax assessment with respect to our tobacco curing barns. The Commonwealth disagreed with our position that the barns are part of the manufacturing process and, therefore, exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption, concluding that the barns are taxable under the Commonwealth’s sales tax laws and regulation. On July 14, 2011 we filed a lawsuit in the Circuit Court for Mecklenburg County, Virginia seeking a determination that the purchase of our company’s curing barns was exempt from Virginia sales and use tax and an abatement of all taxes and interest assessed against our company by Virginia’s Commissioner of Revenue. The Commonwealth of Virginia filed an answer to our complaint on July 29, 2011 asserting that the assessment amount was properly determined. The case is currently in the pre-trial phase of discovery. The sales and use tax assessment plus penalties and interest together, as of December 31, 2012, totaled approximately $1.7 million. Interest will continue to accrue during our company’s pursuit of a resolution of this matter.

CigRx® Trademark Litigation

On September 14, 2012, we filed an action in the United States District Court for the Central District of California against Cigirex, LLC alleging infringement of our company’s registered trademark CigRx ® and related claims and seeking a declaratory judgment as to such infringement, injunctive relief and damages. Also, prior to filing the action against Cigirex, LLC in Federal District Court, we had been opposing the registration of the Cigirex marks in the PTO. After filing our District Court action against Cigirex, LLC, we filed a motion in the PTO proceeding seeking to have that proceeding suspended pending the outcome of the District Court case. That motion was granted by the PTO on November 26, 2012. On April 25, 2013 the District Court action was settled. Under the terms of the settlement, our company will receive a one-time payment of $100,000, the parties reached agreement on the use of their respective marks and the District Court action will be dismissed with prejudice, with each side bearing its own fees and costs. Also, as part of the settlement, we agreed to dismiss with prejudice our opposition in the PTO to the registration of the Cigirex marks.

Class Action Lawsuits

Three individuals, Francis J. Reuter, Charles Boravian and Marty Cole, recently filed separate similar purported class actions on behalf of putative classes of persons or entities collectively encompassing those who purchased or otherwise acquired shares of our common stock between October 31, 2011 and March 18, 2013. The first action was filed on or about March 25, 2013 in the United States District Court for the Eastern District of Virginia, Francis J. Reuter v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00183-JAG (the “Reuter Action”). The Reuter Action names as defendants us, our subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of our officers and/or employees. The second action was filed on or about March 26, 2013 in the United States District Court for the District of Massachusetts, Boravian v. Star Scientific, Inc. et al. D. Mass. 13-1-695-DJC (the “Boravian Action”). The Boravian Action names as defendants our company and Jonnie R. Williams Sr. The Third action was filed on or about May 7, 2013 in the United States District Court for the Eastern District of Virginia, Cole v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00287-JAG (the “Cole Action”). The Cole Action names as defendants, us, our subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of our officers and employees. In general, the complaints collectively allege that our company and the individual defendants violated Section 10(b) under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as related to statements made by us regarding our past and future prospects and certain scientific data relating to our products, as well as related to specified private placements and related party transactions we have engaged in since 2006. Defendants have been granted a stay of their obligation to respond to the Reuter Action pending appointment of the lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. We intend to defend vigorously these claims. However, at this time, we cannot predict the probable outcome of these claims.  Accordingly, no amounts have been accrued in our consolidated financial statements.

 Item 1A. Risk Factors

Other than as discussed below, there have been no material changes to the risk factors previously disclosed in “Part I – Item 1A. Risk Factors” of our 2012 10-K filed on March 18, 2013.

The ongoing government investigation, our internal investigation and related matters may have a material adverse effect on our business and prospects.

As previously disclosed, we are the subject of an investigation being conducted by the United States Attorney’s Office for the Eastern District of Virginia. We are conducting a related internal investigation. For more information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Investigations, ” “ – Liquidity and Capital Resources” and “Part II – Item 1 – Legal Proceedings.” The ongoing investigations may have a material adverse effect on our business and prospects, including in the following respects:

•	We cannot predict whether, or the extent to which, the ongoing investigations and related litigation discussed under “Part II – Item 1 – Legal Proceedings” will result in legal action against our company or any of our employees. However, any such actions could cause us to incur material expenses or otherwise impact our operations. We have incurred, and expect to continue to incur in 2013, increased legal expenses and cash demands related to these investigations and the defense of the litigation. We cannot provide any assurances with respect to pending claims, or claims yet to arise, including that such claims will not exceed the limits of our insurance policies.

•	We may seek to raise additional capital. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” There can be no assurance that we will be successful in obtaining capital at commercially favorable terms, if at all, particularly in light of the ongoing investigations and our recurring operational losses.

•	There are press reports about the investigations and alleged relationships between our company and one of our executives and several Virginia elected officials. These matters could cause damage to our Company.

Item 6. Exhibits

(a) Exhibits

Number	Description
3.1	Eighth Amended and Restated Certificate of Incorporation of Star Scientific, Inc.(1)
3.2	Amended and Restated Bylaws of Star Scientific, Inc.(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(3)

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

____________

(1)	Incorporated by reference to Current Report on Form 8-K filed on December 18, 2012.

(2)	Incorporated by reference to Current Report on Form 8-K filed on December 21, 2006.

(3)	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. § 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

Date: May 10, 2013	/s/ Park A. Dodd, III
Authorized Signatory and
Chief Financial Officer

