Form 10-Q
period 2013-06-30
STAR SCIENTIFIC INC
filed 2013-08-09
CIK 776008

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, 169,072,155 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

 SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, including the continued development and market acceptance of our nutraceutical products, the effect of any competitive products, our ability to license and protect our intellectual property, our ability to raise additional capital in the future that is necessary to maintain our business, changes in government policy and/or regulation, potential litigation by or against us, any governmental review of our products or practices, and the outcome of the ongoing investigations and related matters discussed herein. Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Item 1A. Risk Factors” herein and in our 10-K Report filed on March 18, 2013 and our 10-Q Report filed on May 10, 2013.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report, or that we make from time to time, in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands except per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,176	$23,121
Receivable from sale of licensing rights	34	33
Inventories, net	4,718	4,989
Prepaid expenses and other current assets	511	1,089
Current assets of discontinued operations	-	51
Total current assets	16,439	29,283
Property, plant and equipment, net	1,212	1,338
Intangible assets, net of accumulated amortization	507	541
Receivable from sale of licensing rights, less current maturities	-	18
MSA escrow funds	482	481
Assets held for sale of discontinued operations	263	263
Total assets	$18,903	$31,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$7
Accounts payable, trade	5,743	2,405
Accrued expenses	3,560	2,717
Due to stockholders	50	50
Current liabilities of discontinued operations	446	1,761
Total current liabilities	9,799	6,940
Total liabilities	9,799	6,940
Commitments and contingencies (note 7)	-	-
Stockholders’ equity:
Common stock (A)	17	17
Additional paid-in capital	257,565	256,498
Accumulated deficit	(248,478)	(231,531)
Total stockholders’ equity (B)	9,104	24,984
Total liabilities and stockholders’ equity	$18,903	$31,924
 ____________

(A)	$0.0001 par value per share, 213,500,000 shares authorized, 166,491,509 and 166,349,159 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.
(B)	Class A, convertible, $.01 par value, 4,000 shares authorized, no shares issued or outstanding; Series B, convertible; $.01 par value 15,000 shares authorized, no shares issued or outstanding.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Net sales	$2,521	$1,448	$5,028	$2,518
Less:
Product cost of goods sold	1,494	743	2,880	1,367
Gross profit	1,027	705	2,148	1,151
Operating expenses:
Sales and marketing	2,278	1,368	5,427	2,407
General and administrative	6,852	5,683	11,648	8,922
Research and development	722	1,257	2,119	2,101
Total operating expenses	9,852	8,308	19,194	13,430
Operating loss from continuing operations	(8,825)	(7,603)	(17,046)	(12,279)
Other income (expense),net	101	(38)	99	(80)
Net loss from continuing operations before income taxes	(8,724)	(7,641)	(16,947)	(12,359)
Income tax expense	—	—	—	—
Net loss continuing operations	(8,724)	(7,641)	(16,947)	(12,359)
Loss from discontinued operations, net	—	(355)	—	(808)
Net loss	$(8,724)	$(7,996)	$(16,947)	$(13,167)
Net loss basic and diluted per common share
Continued operations	$(0.05)	$(0.06)	$(0.10)	$(0.09)
Discontinued operations	—	—	—	—
Total loss basic and diluted per common share	$(0.05)	$(0.06)	$(0.10)	$(0.09)
Weighted average shares outstanding, basic and diluted	166,491,509	145,777,478	166,488,665	143,710,255

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)
($ in thousands)

			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2012	166,349,159	$17	$256,498	$(231,531)	$24,984
Stock issuance	125,684	-	337	-	337
Warrant and option exercise	16,666	-	30	-	30
Stock-based compensation	-	-	666	-	666
Net loss	-	-	-	(8,223)	(8,223)
Balances, March 31, 2013 (unaudited)	166,491,509	$17	$257,531	$(239,754)	$17,794
Stock issuance	-	-	-	-	-
Warrant and option exercise	-	-	-	-	-
Stock-based compensation	-	-	34	-	34
Net loss	-	-	-	(8,724)	(8,724)
Balances, June 30, 2013 (unaudited)	166,491,509	$17	$257,565	$(248,478)	$9,104

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Operating activities:
Net loss from continuing operations	$(16,947)	$(12,359)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	161	165
Provision for inventory obsolescence	8	(20)
Stock-based compensation	1,037	2,587
Increase (decrease) in cash resulting from changes in:
Current assets	841	(1,031)
Current liabilities	4,184	378
Net cash flows used in operating activities	(10,716)	(10,280)
Investing activities:
Purchase of property and equipment	-	(12)
Purchase of intangible assets	-	(17)
Proceeds from sale of licensing rights	16	15
Net cash flows from (used in) investing activities	16	(14)
Financing activities:
Proceeds from issuance of common stock	-	1,660
Proceeds from stock option and warrant exercise	30	11,215
Payments on long-term debt and capital lease obligation	(7)	(1,259)
Net cash flows from financing activities	23	11,616
MSA escrow deposits	(1)	(113)
Increase (decrease) in cash and cash equivalents from continuing operations	(10,678)	1,209
Cash flows from discontinued operations:
Net cash flows used in operating activities	(1,267)	(761)
Net cash flows used in investing activities	-	-
Net cash flows from financing activities	-	-
Net cash flows from discontinued operations	(1,267)	(761)
Increase (decrease) in cash and cash equivalents	(11,945)	448
Cash and cash equivalents, beginning of period	23,121	10,188
Cash and cash equivalents, end of period	$11,176	$10,636
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$45

  See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1.	Basis of Preparation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three months and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2012, 2011, and 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission, or SEC, on March 18, 2013 (the “Annual Report”).

2.	Liquidity and Management’s Plans:

The Company has been operating at a loss for the past ten years. Star Scientific’s future prospects will depend on its ability to generate and sustain increased revenue levels in future periods as well as its continued ability to obtain additional capital necessary to support its operations. Increases in revenue largely will be dependent on increased distribution and consumer acceptance of:

•
Anatabloc®, a nutraceutical dietary supplement for anti-inflammatory support introduced in August 2011 and CigRx® , a non-nicotine, non-tobacco nutraceutical dietary supplement to temporarily reduce the desire to smoke;

•	Anatabloc®Facial Crème introduced in September 2012 and Anatabloc® Facial Serum introduced in March 2013; and

•	to a lesser degree, the licensing of its low Tobacco Specific Nitrosamine, or TSNA, curing technology and related products.

Star Scientific introduced Anatabloc®, its dietary supplement for anti-inflammatory support, in August 2011 through an interactive website and a customer service center. Since the introduction of Anatabloc®, the Company’s revenues have been derived almost exclusively from the sales of its anatabine-based dietary supplements and, more particularly, Anatabloc®.

The Company’s future prospects also will be dependent on Rock Creek’s ability to develop additional nutraceutical products and pharmaceuticals and to a lesser degree on its ability to begin generating revenues through royalties from the patented tobacco curing process for which it is the exclusive licensee and related products. As of June 30, 2013, the Company had approximately $6.7 million of working capital, of which approximately $11.2 million was cash and cash equivalents. This compares to cash and cash equivalents of approximately $23.1 million at December 31, 2012 and approximately $16.1 million at March 31, 2013, as the Company experienced increased operating expenses in the first six months of 2013 attributable primarily to increased legal expenses relating to ongoing investigations and increased sales and marketing expenses. The Company currently believes that, after giving effect to certain financing related transactions and agreements executed by the Company following the completion of the second quarter 2013, it has sufficient funding to support operations through the second quarter 2014. For a discussion of these financing related transactions and agreements, see Note 8 of the condensed consolidated financial statements in this Report. However, depending upon, among other factors, product sales levels, the results of ongoing product development initiatives and trials, market conditions, increased expenses beyond what are currently budgeted for 2013 (in particular, the Company’s operating expenses), increased costs beyond the Company’s forecast, and costs associated with the ongoing investigations and recently instituted civil litigation matters to the extent not covered by insurance, and the price of its common stock, it may be necessary for the Company to seek additional capital before that time, including debt financing and additional equity offerings. There can be no assurance that it will be successful in obtaining such funding at commercially favorable terms, if at all. If it is unable to raise additional capital (including through the exercise of outstanding warrants and stock options and through private placements of its securities each of which has been the primary source of the Company’s financing in the past), its liquidity may be materially adversely affected. Any equity financing will be dilutive to the Company’s existing shareholders.

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

On December 14, 2012, the Company’s Board of Directors voted unanimously to discontinue the manufacturing, distribution and sale of the Company’s dissolvable smokeless tobacco products, Ariva®and Stonewall Hard Snuff®as of December 31, 2012. The Board was motivated to take this action in light of the continued losses and low sales for its dissolvable tobacco products over the last several years. It was also motivated by the fact that restrictions under the Family Smoking Prevention and Tobacco Control Act which prohibit a company from making any statements about the comparative safety of various types of tobacco products made it extremely difficult to effectively market its dissolvable tobacco products, notwithstanding that they represented a meaningful alternative to cigarettes and traditional smokeless tobacco products. The Board’s action was further influenced by the fact that continuing to manufacture dissolvable tobacco products had a negative impact on its ability to interest leading research centers in undertaking clinical research related to its anatabine compound and its potential for providing support in managing excessive inflammation.

While the Company ceased selling any tobacco products as of December 31, 2012, it continues to look for licensing opportunities related to its dissolvable tobacco products and related technology.

The following represents a summary of the Company’s operating results of the dissolvable tobacco operations. There were no operations for the three and six months ended June 30, 2013.

$ thousand (unaudited)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net sales	$142	$242
Cost of goods sold	272	516
Gross margin (loss)	(130)	(274)
Operating expenses	225	534
Total discontinued operating loss	$(355)	$(808)

Assets and liabilities of the discontinued operations consist of the following as of:

$ thousand (unaudited)	June 30, 2013	December 31, 2012
Current assets:
Accounts receivable, trade	$-	$51
Assets held for sale	263	263
Total assets	$263	$314

Current liabilities:
Accrued expenses	$446	$1,761
Total current liabilities	$446	$1,761

The Company owns the manufacturing equipment located at its manufacturing facility in Chase City, Virginia which is being held for sale as a result of the Company decision to exit the dissolvable tobacco business as of December 31, 2012.

4.	Inventories:

Inventories consist of the following as of:

$ thousands	June 30, 2013 (unaudited)	December 31, 2012
Raw materials	$2,130	$3,101
Packaging materials	1,696	1,470
Work in process	75	158
Finished goods	1,899	1,350
Obsolescence allowance	(1,082)	(1,090)
	$4,718	$4,989

5.	Long-term Debt:

The Company had no long-term debt as of June 30, 2013.

6.	Stockholders’ Equity

Stock Option Plans:

Prior to 2008 the Company adopted the 1998 Stock Option Plan, the 2000 Equity Incentive Plan, and in September 2008 it adopted the 2008 Incentive Award Plan (the “Plans”). The Plans provide for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. In the aggregate the Plans provide for grants of both qualified and non-qualified stock options to purchase up to 24,900,000 shares at a purchase price equal to the fair market value on the date of grant in the case of qualified options granted to employees.

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

During the three months ended June 30, 2013, 125,000 stock options granted to the Company’s CEO, and 25,000 stock options granted to a former director expired.

At June 30, 2013, there were 17,370,000 options issued and outstanding with a weighted average exercise price of $2.72 per share. The intrinsic value of the exercisable options on June 30, 2013 was $0.2 million.

A summary of the status of the Company’s unvested stock options at June 30, 2013, and changes during the quarter then ended, is presented below.

Non-vested Stock Options	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2012	3,335,000	$2.51
Granted	-	-
Vested	(100,000)	(2.50)
Forfeited	-	-
Non-vested at March 31, 2013	3,235,000	$2.51
Granted	-
Vested	(50,000)	(2.27)
Forfeited	-
Non-vested at June 30, 2013	3,185,000	$2.51

As of June 30, 2013, there was $7.9 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans.

During the three and six months ended June 30, 2013, no stock options were exercised.

Warrant activity:

During the three months ended June 30, 2013, there were no warrants granted or exercised. During the six months ended June 30, 2013, 16,666 warrants were exercised resulting in gross proceeds to the Company of $30 thousand. The aggregate intrinsic value of all warrants exercised amounted to $10 thousand.

As of June 30, 2013 the Company had 16,492,501 warrants outstanding with a weighted average exercise price of $1.79 per share. There was no intrinsic value of the exercisable warrants at June 30, 2013.

Net Loss Basic and Diluted Per Common Share:

Due to the Company’s net losses, both basic and diluted loss per share were $(0.05) and $(0.06) for the three months ended June 30, 2013 and 2012, respectively; and $(0.10) and $(0.09) for the six months ended June 30, 2013 and 2012, respectively. An aggregate of 33,862,501 at June 30, 2013 and 36,209,167 at June 30, 2012 of stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.

7.	Commitments, Contingencies and Other Matters

Virginia Sales and Use Tax Assessment

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company in the amount of $860,115. The Company applied for a correction of the assessment and an  abatement of the tax on the grounds that its tobacco curing barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, the Company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to the Company. On August 10, 2010 the Commonwealth of Virginia responded to the request for reconsideration of the state’s sales and use tax assessment with respect to the tobacco curing barns. The Commonwealth disagreed with the Company’s position that the barns are part of the manufacturing process and, therefore, exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption, concluding that the barns are taxable under the Commonwealth’s sales tax laws and regulation. On July 14, 2011 the Company filed a lawsuit in the Circuit Court for Mecklenburg County, Virginia seeking a determination that the purchase of the Company’s curing barns was exempt from Virginia sales and use tax and an abatement of all taxes and interest assessed against the Company by Virginia’s Commissioner of Revenue. The Commonwealth of Virginia filed an answer to the complaint on July 29, 2011 asserting that the assessment amount was properly determined. The case is currently in the pre-trial phase of discovery and a trial date has been set for December 13 and 14, 2013. The sales and use tax assessment plus penalties and interest together, as of June 30, 2013, totaled approximately $1.8 million. Interest will continue to accrue during the Company’s continued pursuit of a resolution of this matter.

CigRx® Trademark Litigation

On September 14, 2012, the Company filed an action in the United States District Court for the Central District of California against Cigirex, LLC alleging infringement of the Company’s registered trademark CigRx®  and related claims and seeking a declaratory judgment as to such infringement, injunctive relief and damages. Also, prior to filing the action against Cigirex, LLC in Federal District Court, the Company had been opposing the registration of the Cigirex marks in the United States Patent and Trademark Office, or PTO. After filing the District Court action against Cigirex, LLC, the Company filed a motion in the PTO proceeding seeking to have that proceeding suspended pending the outcome of the District Court case. That motion was granted by the PTO on November 26, 2012. On April 25, 2013 the District Court action was settled. Under the terms of the settlement, the Company received a one-time payment of $100,000, the parties reached agreement on the use of the respective marks and the dismissal of the District Court matter with prejudice, with each side bearing its own fees and costs. On May 23, 2013, the District Court action was dismissed with prejudice pursuant to the stipulation of the parties and the Company’s oppositions to the registration of the Cigirex marks in the PTO were dismissed on June 14, 2013.

Class Action Lawsuits

Three individuals, Francis J. Reuter, Charles Boravian and Marty Cole, filed separate similar purported class actions on behalf of putative classes of persons or entities collectively encompassing those who purchased or otherwise acquired shares of the Company’s common stock between October 31, 2011 and March 18, 2013. The first action was filed on or about March 25, 2013 in the United States District Court for the Eastern District of Virginia, Francis J. Reuter v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00183-JAG (the “Reuter Action”). The Reuter Action names as defendants the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of its officers and/or employees. The second action was filed on or about March 26, 2013 in the United States District Court for the District of Massachusetts, Boravian v. Star Scientific, Inc. et al. D. Mass. 13-1-695-DJC (the “Boravian Action”). The Boravian Action named as defendants the Company and Jonnie R. Williams Sr. The Third action was filed on or about May 7, 2013 in the United States District Court for the Eastern District of Virginia, Cole v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00287-JAG (the “Cole Action”). The Cole Action names as defendants the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of its officers and employees. In general, the complaints collectively allege that the Company and the individual defendants violated Section 10(b) under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as related to statements made by the Company regarding its past and future prospects and certain scientific data relating to its products, as well as related to unspecified private placements and related party transactions it has engaged in since 2006. The Reuter Action and the Cole Action have been consolidated and a lead plaintiff was appointed by the Court in the consolidated cases on June 21, 2013. Pursuant to a joint scheduling order in place in these cases, defendants have been granted a stay of their obligation to respond to the consolidated cases until fifty days after the lead plaintiff files an operative complaint.  The Boravian Action was voluntarily dismissed by the plaintiff following a motion by defendants to transfer that case and have it consolidated with the two cases pending in the United States District Court for the Eastern District of Virginia. The Company intends to defend vigorously these claims. However, at this time, it cannot predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the Company’s consolidated financial statements.

Derivative Action Lawsuits

Four individuals, David C. Inloes, William Skillman, Harold Z. Levine and Louis Lim, filed separate but similar derivative actions naming all or most of the Company’s current Directors, several Officers of the Company and, in one case, one former Director as defendants. Two of the actions were filed in the United States District Court for the Eastern District of Virginia, Alexandria Division (the “Alexandria Actions”). The first Alexandria Action, William Skillman v. Jonnie R. Williams et al., was filed on May 2, 2013. The second Alexandria Action, David C. Inloes v. Jonnie R. Williams et. al. was filed on May 3, 2013. The Alexandria Actions have been consolidated and co-lead counsel appointed by the Court. Defendants have been granted a stay of their obligation to respond to the consolidated cases until forty-five days after the filing on a consolidated/amended complaint. The third derivative action, Harold Z. Levine v. Jonnie R. Williams,et. al. was filed on July 8, 2013, in the Circuit Court for the City of Richmond and the fourth case, Louis Lim v. Christopher C. Chapman, Jr., et. al. was filed in the Circuit Court for Henrico County on July 11, 2013. In general, the complaints collectively allege that the Company’s Directors and Officers breached their fiduciary duties by causing the Company to issue false and misleading statements regarding its past and future prospects and certain scientific data relating to its products, as well as engaging in certain unspecified private placements and related party transactions since 2006. On July 1, 2013 and August 1, 2013 stipulations were filed in each of the state court actions which would stay the period for defendants to respond to the complaints until a date established in an agreed upon schedule is in place or until forty days after the parties advise the court that they are unable to reach an agreement on such a schedule. The Company intends to defend vigorously these claims. However, at this time, it cannot predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the Company’s consolidated financial statements.

Demands for Inspection of Books and Records and for Investigation

Two individuals, Bruce A. Welker and Michael Weber, have written to the Company requesting that the Company produce various books and records pursuant to Delaware Code Section 220.  Mr. Welker’s letter was dated May 31, 2013 and the letter sent on behalf of Mr. Waber was dated June 5, 2013. The Company has responded by letter to these demands and is currently awaiting a response to its letter or discussing the scope of the requests made.  One individual, Steven Segall, has written to the Company’s Board of Directors and demanded that the Board investigate certain claims and take appropriate remedial action in response to alleged wrongdoing that took place between 2010 and 2013. The Company has advised Mr. Segall that its Board of Directors will review the issues raised in his demand letter and further respond once that review is complete.

Commitments

The Company has purchase order and other operating supply commitments totaling $0.7 million as of June 30, 2013.

8.	Subsequent Events

Patent Litigation Fee Arrangement

The Company had a contingent fee arrangement with its outside counsel representing it in the R.J. Reynolds patent litigation matter. Upon the settlement of this matter in September 2012 the Company recorded a $1.2 million liability per the contingent fee arrangement. In July 2013 outside counsel and the Company reached an agreement whereby this amount would only be paid in the event the Company receives royalty payment from the licensing of the two patents at issue in the R.J. Reynolds litigation between the date of the agreement and the expiration of the patents, and then only from royalty payments actually received by the Company on those patents. At this time the Company does not have any such license agreement in place. Because this payment is contingent on the future receipt of licensing fees as discussed above, the Company reversed the direct liability and will be accounting for this item as a contingent liability beginning in the third quarter of 2013.

Agreements with certain law firms

Following completion of the second quarter of 2013, the Company reached agreement with certain law firms which have provided services to the Company and certain of its Directors and Officers in connection with its response to subpoenas from the United States Attorney’s Office for the Eastern District of Virginia and in connection with the internal investigation conducted by Chadbourne & Parke LLP. The agreements in the aggregate resulted in a decrease in the amount of outstanding fees accrued in the accompanying condensed consolidated Balance Sheet as of June 30, 2013, in excess of $1.0 million.

Warrant Exercise

On August 2, 2013, two of the Company’s long term shareholders invested approximately $4.0 million in the Company through the exercise of outstanding warrants. As part of this transaction, the shareholders who held previously issued warrants exercisable for 2,580,646 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), with a weighted average exercise price of  $1.85 per share (the “Prior Warrants”), agreed with the Company to immediately exercise the Prior Warrants for cash in exchange for a reduction of the exercise price for 1,830,646 warrants from $2.00 per share to $1.66 per share and the reduction of the exercise price for 750,000 warrants from $1.50 per share to $1.34 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report, filed with the SEC on March 18, 2013 and our Report on Form 10K/A filed with the SEC on April 30, 2013 (collectively, our “2012 10-K”). In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012.

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

Currently, Rock Creek manufactures and sells two nutraceutical dietary supplements, Anatabloc®, for anti-inflammatory support, and CigRx®, for assistance in fighting the urge to smoke cigarettes. In addition, Rock Creek Pharmaceuticals has been engaged in the development of other dietary supplements and pharmaceutical products, particularly products that have a botanical based component and that are designed to provide nutritional support for a range of conditions, including Alzheimer’s disease, Parkinson’s disease, multiple sclerosis, schizophrenia, depression, and Hashimoto’s autoimmune thyroiditis. Rock Creek also has developed a cosmetic product line that utilizes our anatabine compound to improve the appearance of the skin, consisting of Anatabloc® Facial Crème introduced in September 2012 and Anatabloc ® Revitalizing Facial Serum introduced in March 2013.

Since the introduction of our Anatabloc® dietary supplement in August 2011, our revenues have been derived almost exclusively from the sale of our anatabine based nutraceutical products and, in particular, our Anatabloc® product. Our Anatabloc  ® Facial Crème and the Anatabloc® Revitalizing Facial Serum that also utilizes our anatabine compound have had de minimis sales since their introductions in September 2012 and March 2013, respectively, although we have not undertaken a full scale marketing campaign for these products while we are developing a complimentary product consisting of a facial cleanser. Our Anatabloc ® dietary supplement is being sold through our interactive website, a customer service center and on a pay-on-scan basis through GNC at its company-owned stores and franchised retail locations, as well as through GNC’s website. The Anatabloc® Facial Crème and revitalizing facial serum are currently available on our interactive website as well as on GNC’s website and in select GNC franchise stores.  CigRx® is being sold through our interactive website. CigRx ® sales during the three and six months ended June 30, 2013 were insignificant.

Beginning in the 1990’s and prior to the development of our current products, we sought to develop and market low-TSNA tobacco and related low-TSNA smokeless tobacco products as less harmful alternatives to cigarettes and traditional smokeless tobacco products. As of December 31, 2012 we ceased selling any tobacco products (including our Ariva® and Stonewall Hard Snuff ® products). See Note 3 to our condensed consolidated financial statements. While we have discontinued selling any tobacco products, we have continued to pursue licensing opportunities for our patented tobacco curing technology and related low-TSNA smokeless tobacco products.

Prospects for Our Operations and Our Financial Condition

The recurring losses generated by our business continue to impose significant demands on our liquidity. These conditions were exacerbated in the second quarter of 2013 by the expenses we incurred in connection with the ongoing investigations, discussed below. Our future prospects will be dependent on, among other things, the distribution and consumer acceptance of our products and related line extensions of those products, our ability to appropriately scale our sales and marketing expenses for these products and manage our overall operating expenses as well as our ability to obtain additional capital necessary to support our operations. In the three months ended June 30, 2013, sales of Anatabloc ® continued to be responsible for virtually all of our revenue, and we expect this trend to continue through 2013. Sales of our Anatabloc® dietary supplement increased by 74.0% in the second quarter of 2013 as compared to the same period in 2012, resulting in an increase in net sales of approximately $1.1 million over those same periods.

We recognized net revenue of approximately $2.5 million and $5.0 million for the three and six months ended June 30, 2013, respectively, compared to net revenue of $1.4 million and $2.5 million, respectively, in the comparable period in 2012. We had a loss from continuing operations of approximately $(8.7) and $(16.9) million for the three and six months ended June 30, 2013 compared to an operating loss of approximately ($8.0) and ($13.2) for the corresponding periods in 2012. This increase in operating loss was primarily attributable to increased operating expenses, discussed below. As of June 30, 2013, we had approximately $6.7 million of working capital, of which approximately $11.2 million was cash and cash equivalents. This compares to cash and cash equivalents of approximately $23.1 million at December 31, 2012, and approximately $16.1 million at March 31, 2013, as we experienced increased operating expenses in the first six months of 2013 attributable primarily to increased legal costs relating to ongoing investigations and increased sales and marketing expenses. We currently believe that, after giving effect to certain financing related transactions and agreements executed by us following the completion of the second quarter 2013, we have sufficient funding to support our operations through the second quarter of 2014. For a discussion of these financing related transactions and agreements, see  Note 8 of the condensed consolidated financial statements in this Report.  However, there are factors that could make it necessary for us to seek to raise additional capital before that time, and there is no assurance that we will be successful in obtaining funding at commercially favorable terms, if at all. For a discussion of these factors, see “Liquidity and Capital Resources,” below.

Investigations

As previously disclosed, in late January and February of this year our company, directors and others received subpoenas from the United States Attorney’s Office, or USAO, for the Eastern District of Virginia seeking documents. We have been responding to the subpoenas and cooperating fully with the investigation, and we believe that we have responded to substantially all of the issues being reviewed by the USAO. In addition, the international law firm of Chadbourne & Parke LLP conducted an internal investigation of these matters and that investigation was substantially completed in late June 2013.

We cannot predict whether or the extent to which the ongoing investigation will result in any legal action against any individual or entity, but on the basis of the results of the internal investigation, the cooperation with the USAO, and discussions and communications between our outside counsel and the USAO, we do not believe our company will be prosecuted for any of the matters that the USAO has been investigating.

Further, we cannot predict whether, or the extent to which, the related litigation or the other matters discussed herein or under “Part II - Item 1 - Legal Proceedings” will result in any liability or further legal action against our company or any of our employees. However, any such actions could cause us to incur material additional expenses and otherwise have a material adverse effect on our business. We have incurred significant increased legal expense in connection with the government and internal investigations discussed above, although we expect investigation-related expenses to be significantly lower in the near term as we believe those investigations, with respect to our company, are nearing completion. However, we expect to continue to incur in 2013 legal expenses (and related cash demands) in connection with the related civil actions and other matters discussed under “Part II-Item 1- Legal Proceedings” and such expenses and cash demands may be material.  We expect that much of the cost related to those actions will be covered by insurance, but cannot provide any assurances with respect to the outcome of the pending claims, or claims yet to be arise, including that such claims will not exceed the limits of our insurance policies.

Our Products and Certain Product Development Initiatives

Dietary Supplements and Development of Pharmaceutical Products. Anatabloc®, which is intended to provide anti-inflammatory support, is currently being sold through our interactive website, a customer service center and on a pay-on-scan basis through GNC, a retailer of dietary supplements. GNC initially sold Anatabloc® through its online store and, beginning in late March 2012, GNC began carrying Anatabloc® at its company-owned stores and franchised retail locations. Anatabloc® is now available at more than 4,000 GNC retail locations throughout the country and in February 2013 our company received GNC’s top vendor of the year award for product innovation in the wellness area. Initially, marketing of Anatabloc® had been primarily directed toward physicians and other healthcare professionals. More recently we have been focusing our marketing efforts on athletes and other groups of individuals who regularly deal with issues relating to inflammation. In 2012 we entered into an arrangement with Fred Couples, a member of the PGA Golf Tour, for Mr. Couples to act as the first brand ambassador for Anatabloc ®. In January 2013 we entered into an arrangement with John Isner, who has been a member of the ATP Tennis Tour since 2007, under which he became our second brand ambassador. Also, in April 2013 we announced that our Anatabloc® dietary supplement had received registration approval from HFL Sports Science, a leading testing laboratory for banned substance. This registration allows our Company to utilize the HFL’s “Informed-Sport” and “Informed-Choice” trademarks and assure consumers that our product has been tested to ensure it does not contain substance prohibited in sport. Our brand ambassador program and association with HFL Sports Science furthers our focus on the use of Anatabloc ® in dealing with the type of muscle and joint soreness that typically is experienced by professional athletes and others who are regularly engaged in physical activities.

During the second quarter 2013, our company began to further align our marketing and distribution efforts with GNC as our primary strategic partner for growth.  We believe that as a result of this shift in advertising and marketing expenditures to focus on sales at GNC stores, our company’s internet sales, which have higher margins, decreased, while sales at GNC increased by approximately 20%.  Our company further believes that this strategic shift should result in lower customer acquisition cost and overall increased net sales due to higher sales volume.

In 2009, Rock Creek developed a non-nicotine, non-tobacco nutraceutical, CigRx ® that is intended to temporarily reduce the desire to smoke. We continue to market this product on our interactive website and through limited retail distribution. Through Rock Creek we are exploring the development of other related nutraceutical products that may assist in stabilizing metabolism, pharmaceutical products with clinical claims, as well as pharmaceutical products for the treatment of a range of conditions, including Alzheimer’s disease, Parkinson’s disease, multiple sclerosis, schizophrenia, depression and Hashimoto's autoimmune thyroiditis.

Cosmetics. We introduced our anatabine-based cosmetic products, Anatabloc® Facial Crème in September 2012 and Anatabloc® Revitalizing Facial Serum in March 2013. These products, which are intended to improve the appearance of the skin, are currently sold on our interactive website and customer service center. Also, GNC began carrying our Anatabloc ® Facial Crème on its website in February 2013 and in April 2013 began carrying our Anatabloc ® Revitalizing Facial Serum. The Anatabloc® Facial Crème and Anatabloc® Revitalizing Facial Serum also are now available at select GNC franchise locations. To date sales of our cosmetic products have been relatively low since we have thus far engaged in limited marketing for these cosmetic products while we develop a complementary cleanser. We anticipate increased marketing and sales for this product line in 2013.

Research related to Our Dietary Supplements and Cosmetic Products. Since 2011, Rock Creek, the Roskamp Institute and researchers at Johns Hopkins University, have completed and reported on a number of studies designed to assess the ability of our anatabine compound to lower chronic inflammation in a variety of pre-clinical (non-human) and clinical (human) settings. For a description of our relationship with the Roskamp Institute, see “Item 1. Business - our relationship with the Roskamp Institute” in our 10-K filed on March 18, 2013. One study conducted by the Roskamp Institute and reported in the European Journal of Pharmacology showed that anatabine lowered levels of amyloid production both in the test tube and when administered to mice vulnerable to accumulation of amyloid which, at excessive levels, damages brain tissue. A second manuscript written by the same researchers and published online in The European Journal of Pharmacology in 2012 and in manuscript form in January 2013, further characterized the anti-inflammatory effects of anatabine in several types of animal tissues, in human cells, and in human whole blood. The Roskamp Institute also presented results of pre-clinical studies of anatabine in mouse models of multiple sclerosis, traumatic brain injury, and Alzheimer’s disease at the Neuroscience 2012 conference held in New Orleans in October 2012. In January 2013 the results of the animal multiple sclerosis study were published in PLoS One under the title “Amelioration of Experimental Autoimmune Encephalomyelitis by Anatabine.” Further, a pre-clinical investigator-initiated and independently funded study from Johns Hopkins that examined the effect of anatabine supplementation in a mouse model of autoimmune thyroiditis was published in September 2012 in an article entitled, “Anatabine Ameliorates Experimental Autoimmune Thyroiditis” in the Endocrine Society’s journal, Endocrinology. (Endocrinology. 2012 Sep; 153(9):4580-7.)

In 2013 Rock Creek received positive results from a study conducted by researchers at the University of Virginia Medical School investigating the effects of anatabine in an animal model of idiopathic inflammatory bowel disease, ulcerative colitis. Rock Creek  also received functional binding data that offers an explanation and a possible mechanism of action for some of the observed effects of Anatabloc ®.

Rock Creek also has been involved in human (clinical) trials evaluating the impact of supplementation with anatabine citrate on an inflammatory marker c-reactive protein, or CRP, (which is believed to be an indicator of coronary heart disease), on Hashimoto’s autoimmune thyroiditis, in individuals with mild to moderate Alzheimer’s disease and in a multi-site study of Anatabloc ® Facial Crème. In February 2012, Rock Creek reported research on the first clinical trial demonstrating that Anatabloc ® lowers chronic inflammation measured by CRP levels in the blood. The reported results were obtained in connection with an in-house study undertaken by Rock Creek that involved a group of smokers who had been using Anatabloc ® on an extended basis. In October 2012 Rock Creek reported further results, based on an interim look at the results of a second CRP study that was conducted by the Roskamp Institute as the study sponsor.  That interim look showed that 61% of diabetic subjects (11 of 18) taking metformin (the most common drug prescribed for diabetic individuals) had a CRP reduction, as did 38% of the general trial population not taking metformin (31 of 81). Overall, 42 of 99 subjects (42%) had a decrease in CRP after one month of anatabine supplementation.  After further, extensive review of the interim data from this CRP study, Rock Creek and the Roskamp Institute completed the study report, which confirmed the interim findings reported in October 2012. The report further confirmed that the supplement was safe and well tolerated, but that given the cyclical nature of CRP levels further enrollment in the study would not be productive.

On January 7, 2013 Rock Creek reported initial results for its Thyroid health study. Those results suggest that dietary supplementation with anatabine ameliorates the immune system’s targeting of the thyroid gland in cases of autoimmune thyroiditis. Rock Creek has completed its final report on the Thyroid health study which confirmed the initial positive findings reported in January 2013. The final report has been submitted for publication to a major scientific journal.

The Alzheimer’s study that is being sponsored by Rock Creek and conducted at the Roskamp Institute began enrolling subjects at the end of August 2012 and is ongoing. As of August 1, 2013, 63  subjects have been screened,  44 subjects have been enrolled in the study and 38 subjects have completed the study. The Anatabloc ® Facial Crème study is being conducted at three sites and began enrolling subjects in December 2012. Enrollment was completed as of late April 2013 with a total of  117 subjects having  been enrolled in the study. Of the total subjects enrolled, 109 have completed the double blind portion of the trial and 8 subjects were terminated early. Eighty-two (82) subjects have completed an open label extension of the study.

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

Licensing and Intellectual Property.   Since 2010 we have filed six United States patent applications relating to our dietary supplement products, uses of the products and product formulations. These included two applications for therapeutic methods involving the administrations of anatabine, its isomers and derivatives thereof for treating chronic inflammation that may be associated with disorders such as thyroiditis, cancer, arthritis, Alzheimer’s disease, and multiple sclerosis, an application for our CigRx® formulation and our Anatabloc ® formulation as well as an application for the synthesis of anatabine and an application for a relapse prevention product. In 2013 we filed patent applications for our Anatabloc ® Facial Crème formulation and for an anatabine based inhaler for smoking cessation. We also filed an application for a design patent relating to the 20-piece container used for our CigRx® and Anatabloc® products and a divisional application for food grade salts of anatabine. In June 2012, the United States Patent and Trademark Office, or PTO, issued a patent to Rock Creek for an improved method of synthesizing anatabine that facilitates large scale commercial production of high purity anatabine. Also, in August 2012, the PTO issued a patent to Rock Creek for an anatabine citrate and yerba mate composition and uses thereof in assisting weight loss and curbing the urge for tobacco. In 2011, the PTO issued a design patent to Rock Creek for the 20-piece dispenser used for our CigRx® and Anatabloc® products. We also have several international applications pending that relate to inflammation-mediated disorders, our anatabine and yerba mate composition, our Anatabloc® formulation, a relapse prevention product and the administration of anatabine, its isomers and derivatives thereof generally, and also for autism and seizure indications.

We are the exclusive licensee under a License Agreement with Regent Court Technologies, LLC which grants us exclusive worldwide rights to and a right of sublicense for the StarCured® process, related patents covering the production of low-TSNA dissolvable smokeless tobacco products and the use of certain MAO inhibitors in treating neurological conditions. This technology essentially arrests or eliminates microbial activity that normally occurs during curing, thereby preventing the formation of TSNAs. See “Item 1. Business - Our Patents, Trademarks and Licenses” of our 10-K filed on March 18, 2013 for more information relating to our patents.

In December 2008, we filed a new United States patent application for a variant of our patented curing technology that results in the production of cured tobacco that contains virtually undetectable levels of carcinogenic TSNAs as measured by prevailing standards and in April 2012, the PTO issued a patent for this curing method. Also in 2012, we filed utility applications for an enriched form of tobacco, an alkaloid composition for e-cigarettes and for a new tobacco product that are currently pending before the PTO. We believe that through the StarCured ® process and our related technology we have the ability to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to very low levels (with carcinogenic NNNs and NNKs that measure 200 parts per billion and below) and that we have demonstrated that our process for curing tobacco using these processes can be scaled up to meet broad commercial needs in the United States and abroad. While we have discontinued the sale of tobacco products as of December 31, 2012, we continue to pursue means of collecting royalties for our curing technology through licensing arrangements and through monitoring of the curing practices of industry participants as applicable.

Off-Balance Sheet Arrangements

None.

Results of Operations

Our company’s unaudited condensed consolidated results for the three and six months month periods ended June 30, 2013 and 2012 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30
$ thousands	2013	2012	2013	2012
Net sales	$2,521	$1,448	$5,028	$2,518
Cost of goods sold	1,494	743	2,880	1,367
Gross profit	1,027	705	2,148	1,151
Total operating expenses	9,852	8,308	19,194	13,430
Operating loss from continuing operations	(8,825)	(7,603)	(17,046)	(12,279)
Other income (expense), net	101	(38)	99	80
Loss from discontinued operations	-	(355)	-	(808)
Net loss	$(8,724)	$(7,996)	$(16,947)	(13,167)
Basic and diluted loss per common share:
Loss per common share from continuing operations	$(0.05)	$(0.06)	$(0.10)	$(0.09)
Loss per common share from discontinued operations	-	-	-	-
Total loss per common share basic and diluted	$(0.05)	$(0.06)	$(0.10)	$(0.09)
Weighted average shares outstanding	166,491,509	145,777,478	166,488,665	143,710,255

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net Sales. For the three months ended June 30, 2013, net sales (gross sales less cash discounts, product discounts and product return allowance) were $2.5 million compared to $1.4 million during same period in 2012. The increase of 74.0% was attributable exclusively to increased Anatabloc® sales volume.

Gross Profit. We had a gross profit (net sales less cost of goods sold) of $1.0 million for the three months ended June 30, 2013, compared to a gross profit of $0.7 million for the same period in 2012. The improved gross profit is attributable exclusively to the increased Anatabloc® sales volume discussed above.

Total Operating Expenses. Total operating expenses (comprised of sales and marketing, general and administrative and research and development expenses) were approximately $9.9 million for the three months ended June 30, 2013, an increase of approximately $1.6 million, or 18.6%, from approximately $8.3 million for the same period in 2012. Sales and marketing expenses increased by approximately $0.9 million and general and administrative expenses increased by approximately $1.2 million.  Research and development expenses decreased approximately $0.5 million.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $2.3 million for the three months ended June 30, 2013, an increase of approximately $0.9 million, or 66.5%, from approximately $1.4 million for the same period in 2012. The increase in marketing expense was attributable to the expanded promotion of our Anatabloc® dietary supplement. Our sales and marketing expenses were lower in the three months ended June 30, 2013 compared to the three months ended March 31, 2013. As we had indicated in our 10-Q filed on May 9, 2013, we anticipate our sales and marketing expenses to continue to trend lower in the near-term, as our sales and marketing efforts related to our Anatabloc ® dietary supplement level out.

General and Administrative Expenses. General and administrative expenses were approximately $6.9 million for the three months ended June 30, 2013, an increase of approximately $1.2 million, or 20.6%, from approximately $5.7 million for the same period in 2012. For the three months ended June 30, 2013, we had increased legal expenses of $4.9 million primarily related to our efforts in responding to subpoenas in the government investigation and in connection with our related internal investigation. This increase was partially offset by reduced non-cash charges of $2.3 million related to stock options and the modification of the time to exercise previously issued stock options; reduced executive salaries of $0.4 million, which were implemented during the three months ended March 31, 2013, by reductions in executive travel of $0.5 million and by reduced bonuses and severance payments of $0.4 million. We expect our investigation-related expenses will be significantly lower in the near term as we believe the investigations as to the company are nearing completion. However, we expect to continue to incur in 2013 increased legal expenses (and related cash demands) in connection with the related civil actions and other matters discussed under “Part II-Item 1- Legal Proceedings” and such expenses and cash demands may be material.

Research and Development Expenses. We expended approximately $0.7 million on research and development in the three months ended June 30, 2013, compared to approximately $1.3 million in the comparable period in 2012. The research and development cost in the three months ended June 30, 2013 were directed principally toward the ongoing clinical trial for Anatabloc ® Facial Crème and the analysis of results of the Hashimoto’s autoimmune thyroiditis clinical trial. In the three months ended June 30, 2013 we incurred $119 thousand of expense based on the Research and Royalty Agreement with an affiliate of the Roskamp Institute under which we are obligated to pay a royalty of 5% on all Anatabloc ® sales. See “Item 1. Business-Our Relationship with the Roskamp Institute” in our 10-K filed on March 18, 2013 for more information relating to our relationship with the Roskamp Institute. We expect our Research and Development expenses to trend lower in the near-term, as we have now completed the analysis and report related to the Hashimoto’s autoimmune thyroiditis clinical trial and the double blind portion of the Anatabloc® Facial Crème trial.

Other Income and Expense, net. Other income net of expenses was $101 thousand for the three months ended June 30, 2013 compared to $38 in expense for the comparable period in 2012. The net income for the three months ended June 30, 2013 was primarily due to the $100 thousand payment we received in connection with the settlement of the Cigirex trademark matter—see “Note 7 Commitments Contingencies and Other Matters” for further details. The $38 thousand in net expense for the three months ended June 30, 2012 was primarily due to $42 thousand in interest expense paid on the RJ Reynolds, or RJR, debt prior to the forgiveness of that debt as part of the settlement of our patent litigation with RJR, in September 2012.

Net Loss. We had a net loss of approximately $8.7 million for the three months ended June 30, 2013 compared to a net loss of approximately $8.0 million for the same period in 2012. The increased net loss for the three months ended June 30, 2013 was primarily due to increases in legal expenses, offset, in part, by reduced marketing and research costs and by decreased executive compensation, travel costs, and non-cash charges related to stock options issued and the modification of the time to exercise previously issued stock options.

For the three months ended June 30, 2013, we had a basic and diluted loss per share of $(0.05) compared to a basic and diluted loss per share of $(0.06) for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net Sales. For the Six months ended June 30, 2013, net sales (gross sales less cash discounts, product discounts and product return allowance) were $5.0 million compared to $2.5 million during same period in 2012. The increase of 99.7% was attributable exclusively to increased Anatabloc® sales volume.

Gross Profit. We had a gross profit (net sales less cost of goods sold) of $2.1 million for the six months ended June 30, 2013 compared to a gross profit of $1.2 million for the same period in 2012. The improved gross profit was attributable exclusively to the increased Anatabloc® sales volume discussed above.

Total Operating Expenses. Total operating expenses (comprised of Sales and Marketing, General and Administrative and Research and Development expenses) were approximately $19.2 million for the six months ended June 30, 2013, an increase of approximately $5.8 million, or 42.9%, from approximately $13.4 million for the same period in 2012. General and administrative expenses increased by approximately $2.8 million, and marketing and distribution costs increased by approximately $3.0 million. Research and development costs were even at approximately $2.1 million.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $5.4 million for the six months ended June 30, 2013, an increase of approximately $3.0 million, or 125.4%, from approximately $2.4 million for the same period in 2012. The increase in marketing expense was attributable to the expanded promotion of our Anatabloc® dietary supplement.  We expect our sales and marketing expenses to trend lower in the near-term, as our sales and marketing efforts related to our Anatabloc ® dietary supplement level out.

General and Administrative Expenses. General and administrative expenses were approximately $11.7 million for the six months ended June 30, 2013, an increase of approximately $2.8 million, or 30.6%, from approximately $8.9 million for the same period in 2012. For the six months ended June 30, 2013, we had increased legal expenses of $6.6 million primarily related to our efforts in responding to subpoenas in the government investigation and in connection with our related internal investigation. This increase was partially offset by reduced non-cash charges of $1.8 million related to stock options and the modification of the time to exercise previously issued stock options; reduced executive salaries of $0.7 million, which were implemented during the six months ended June 30, 2013; by reductions of bonuses and salary continuation payments of $0.3 million and by reductions in executive travel payments of $1.0 million.   We expect our investigation-related expenses will be significantly lower in the near term as we believe the investigations as to the company are nearing completion. However, we expect to continue to incur in 2013 increased legal expenses (and related cash demands) in connection with the related civil actions and other matters discussed under “Part II-Item 1- Legal Proceedings,” and such expenses and cash demands may be material.

Research and Development Expenses. We expended approximately $2.1 million on research and development in the six months ended June 30, 2013, an amount equivalent to the comparable period in 2012. The research and development cost in the six months ended June 30, 2013 were directed principally toward the ongoing clinical trial for Anatabloc ® Facial Crème and the analysis of results of the CRP and Hashimoto’s autoimmune thyroiditis clinical trials. In the six months ended June 30, 2013 we incurred $239 thousand of expense based on the Research and Royalty Agreement with an affiliate of the Roskamp Institute under which we are obligated to pay a royalty of 5% on all Anatabloc ® sales. See “Item 1. Business-Our Relationship with the Roskamp Institute” in our 10-K filed on March 18, 2013 for more information relating to our relationship with the Roskamp Institute. We expect our research and development expenses to trend lower in the near-term, as we have now completed the analysis and reports related to the CRP and Hashimoto’s autoimmune thyroiditis clinical trials and the double blind portion of the Anatabloc Facial Crème trial.

Other Income and Expense, net. Other Income net of expenses was $99 thousand for the six months ended June 30, 2013 compared to $80 in expense for the comparable period in 2012. The net income for the six months ended June 30, 2013 was primarily due to the $100 thousand payment we received in connection with the settlement of the Cigirex trademark matter—see “Note 7 Commitments Contingencies and Other Matters” for further details. The $80 thousand in net expense for the six months ended June 30, 2012 was primarily due to $92 thousand in interest expense paid on the RJR debt which was forgiven as part of the settlement of our patent litigation with RJR, in September 2012.

Net Loss. We had a net loss of approximately $16.9 million for the six months ended June 30, 2013 compared to a net loss of approximately $13.2 million for the same period in 2012. The increased net loss for the six months ended June 30, 2013 was primarily due to increases in legal expenses and marketing costs offset, in part, by reduced executive compensation, travel costs, and non-cash charges related to stock options issued and the modification of the time to exercise previously issued stock options.

For the six months ended  June 30, 2013, we had a basic and diluted loss per share of $(0.10) compared to a basic and diluted loss per share of $(0.09) for the six months ended June 30, 2012.

Liquidity and Capital Resources

 We have been operating at a loss for the past ten years, which imposes significant cash demands on our business. These conditions were exacerbated in the second quarter of 2013 by the expenses we incurred in connection with the ongoing investigations, discussed in this Report. Our future prospects will be dependent on the distribution and consumer acceptance of our products and related line extensions of those products, our ability to appropriately scale our sales and marketing expenses for these products and manage our overall operating expenses, and our ability to obtain additional capital necessary to support our operations. Increases in revenue will be dependent on increased distribution and consumer acceptance of:

⋅
Anatabloc®, our nutraceutical dietary supplement for anti-inflammatory support introduced in August 2011 and CigRx ®, our non-nicotine, non-tobacco nutraceutical dietary supplement designed to temporarily decrease the desire to smoke;

⋅	Anatabloc® Facial Crème introduced in September 2012 and Anatabloc® Facial Serum introduced in March 2013; and

⋅	to a lesser degree the licensing of our low-TSNA curing technology and related products.

Since the introduction of Anatabloc®, our revenues have been derived almost entirely from the sales of our anatabine based nutraceutical products and, more particularly, Anatabloc ®. To a lesser degree, our future prospects also will be dependent on Rock Creek's ability to develop additional nutraceutical products and pharmaceuticals and on our ability to begin generating income through royalties from the patented tobacco curing process to which we are the exclusive licensee.

Following the completion of the second quarter of 2013, we executed certain financing related transactions and agreements.  These transactions relate to a re-pricing of a portion of our outstanding warrants to purchase common stock (raising net proceeds to us of approximately $4.0 million) and the entry into fee reduction agreements with certain of our professional service providers.  For a discussion of these financing related transactions and agreements, see Note 8 of the condensed consolidated financial statements in this Report.  We currently believe that, after giving effect to these transactions and agreements, we have sufficient funding to support our operations through the second quarter of 2014. However, depending upon, among other factors, product sales levels, the results of ongoing product development initiatives and trials, market conditions, increased expenses beyond what we currently budgeted for 2013 (in particular, our operating expenses), increased costs beyond our forecast, and cost associated with the ongoing investigations and the recently instituted civil litigation matters to the extent not covered by insurance, and the price of our common stock, it may be necessary for us to seek additional capital before that time, including debt financing and additional equity offerings. There can be no assurance that we will be successful in obtaining such funding at commercially favorable terms, if at all. If we are unable to raise additional capital (including through the exercise of outstanding warrants and stock options and through private placements of our securities, each of which has been a primary source of our financing in the past) our liquidity may be materially adversely affected. Any equity financing will be dilutive to our existing shareholders.

Summary of Balances and Recent Sources and Uses

As of June 30, 2013, we had a working capital surplus of approximately $6.7 million, which included cash of approximately $11.2 million in current assets, as we experienced increased operating expenses in the first six months of 2013.We had cash and cash equivalents of approximately $23.1 million at December 31, 2012.

Net Cash From Operating Activities. During the six months ended June 30, 2013, approximately $10.7 million of cash was used in operating activities compared to approximately $10.3 million of cash used in operating activities during the same period in 2012. Cash used in operations was approximately $0.4 million higher during the six months ended June 30, 2013 as compared to the same period in 2012, due primarily to increased payments for legal fees related to our response to subpoenas in the government investigation and our related internal investigation, partially offset by reductions in inventory to support our product sales of Anatabloc ®.

Net Cash From Investing Activities. During the six months ended June 30, 2013, we generated $16 thousand from investing activities, as we continue to receive royalty payments from the licensing of trademarks related to the sale of our cigarette business in 2007.

Net Cash From Financing Activities. During the six months ended June 30, 2013, we generated net cash from financing activities of $23 thousand through the exercise of warrants for $30 thousand partially offset by $7 thousand for long term debt payments. During the same period in 2012, we generated net cash from financing activities of approximately $11.6 million, primarily through the exercise of warrants and stock options for $11.2 million and the sale of common stock for gross proceeds of approximately $1.7 million, offset in part, by debt payments of $1.3 million.

Net Cash Used in MSA Escrow Payments. Given the fact that we discontinued the sale of cigarettes in June 2007, we do not have any ongoing obligation to make any deposits into escrow. During the six months ended June 30, 2013 we did not make any deposits for the sale of cigarettes in the MSA states. During the six months ended June 30, 2012 we deposited $113 thousand into escrow for sales from 2006 in one MSA state, based on an audit of cigarette sales for that year.

Cash Demands on Operations

During the six months ended June 30, 2013, we had losses from continuing operations that totaled $(16.9) million. See “Overview” and “Results of Operations” above for a discussion of our increased operating expenses that resulted in increased use of cash during the first six months of 2013.

Contingent Liabilities and Cash Demands

Litigation Costs. We have paid or accrued all existing obligations. Also, as part of our fee arrangements in certain litigation matters, we had agreed to pay counsel a percentage of any damage awards, a percentage of the resulting payments we actually received in the event that the litigation was resolved in our favor or a result fee in return for a cap on fee payments during the litigation. In connection with the settlement of the RJR litigation, we accrued $1.2 million with respect to a contingent fee arrangement with counsel relating to that litigation. Based on an agreement reached with counsel in the RJR matter in July 2013, we are accounting for this item as a contingent liability beginning in the third quarter of 2013. See Note 8 of the condensed consolidated financial statements in this Report for a further discussion of this contingent liability.

Product Liability.  Prior to the introduction of our dietary supplements and cosmetics, we obtained product liability insurance for each of our products. This insurance covers claims arising from product defects or claims arising out of the sale, distribution and marketing of these products. There have been no claims asserted with respect to the manufacture, sale or use of our dietary supplements or cosmetics to date. If any such claims are asserted in the future and ultimately result in liability that exceeds the limits of our insurance coverage, we would be liable for any such excess amount. In the past, we maintained product liability insurance only with respect to claims that tobacco products manufactured by or for us contained any foreign object (i.e., any object that was not intended to be included in the manufactured product). The product liability insurance previously maintained did not cover health-related claims such as those that have been made against the major manufacturers of tobacco products. We do not believe that insurance for health-related claims can currently be obtained. Although we ceased selling cigarettes in 2007 and exited from the tobacco business as of December 31, 2012, we may be named as a defendant in such cases in the future. However, we believe that we have conducted our business in a manner that decreases the risk of liability in a lawsuit of the type described above, because we have attempted to consistently present to the public the most current information regarding the health risks of long-term smoking and tobacco use generally, have always acknowledged the addictive nature of nicotine and have never targeted adolescent or young persons as customers.

Virginia Sales and Use Tax Assessment. There has been no change in this matter since the filing of our Annual Report on form 10-K on March 18, 2013, except for the setting of a trial date in this case for December 13 and 14, 2013.

Government Investigation. See the information above under “Overview-Investigations” for a discussion of  the ongoing government investigation and our related internal investigation.

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of June 30, 2013, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

Virginia Sales and Use Tax Assessment

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against us in the amount of $860,115. We applied for a correction of the assessment and an  abatement of the tax on the grounds that our tobacco curing barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, our company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to our company. On August 10, 2010 the Commonwealth of Virginia responded to our request for reconsideration of the state’s sales and use tax assessment with respect to our tobacco curing barns. The Commonwealth disagreed with our position that the barns are part of the manufacturing process and, therefore, exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption, concluding that the barns are taxable under the Commonwealth’s sales tax laws and regulation. On July 14, 2011 we filed a lawsuit in the Circuit Court for Mecklenburg County, Virginia seeking a determination that the purchase of our company’s curing barns was exempt from Virginia sales and use tax and an abatement of all taxes and interest assessed against our company by Virginia’s Commissioner of Revenue. The Commonwealth of Virginia filed an answer to our complaint on July 29, 2011 asserting that the assessment amount was properly determined. The case is currently in the pre-trial phase of discovery and a trial date has been set for December 13 and 14, 2013. The sales and use tax assessment plus penalties and interest together, as of June 30, 2013, totaled approximately $1.8 million. Interest will continue to accrue during our company’s pursuit of a resolution of this matter.

CigRx®Trademark Litigation

On September 14, 2012, we filed an action in the United States District Court for the Central District of California against Cigirex, LLC alleging infringement of our company’s registered trademark CigRx ® and related claims and seeking a declaratory judgment as to such infringement, injunctive relief and damages. Also, prior to filing the action against Cigirex, LLC in Federal District Court, we had been opposing the registration of the Cigirex marks in the PTO. After filing our District Court action against Cigirex, LLC, we filed a motion in the PTO proceeding seeking to have that proceeding suspended pending the outcome of the District Court case. That motion was granted by the PTO on November 26, 2012. On April 25, 2013 the District Court action was settled. Under the terms of the settlement, our company received a one-time payment of $100,000, the parties reached agreement on the use of their respective marks and the dismissal of the District Court action with prejudice, with each side bearing its own fees and costs. On May 23, 2013, the District Court action was dismissed with prejudice pursuant to the stipulation of the parties and our Company’s oppositions to the registration of the Cigirex marks in the PTO were dismissed on June 14, 2013.

Class Action Lawsuits

Three individuals, Francis J. Reuter, Charles Boravian and Marty Cole, filed separate similar purported class actions on behalf of putative classes of persons or entities collectively encompassing those who purchased or otherwise acquired shares of our common stock between October 31, 2011 and March 18, 2013. The first action was filed on or about March 25, 2013 in the United States District Court for the Eastern District of Virginia, Francis J. Reuter v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00183-JAG (the “Reuter Action”). The Reuter Action named as defendants us, our subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of our officers and/or employees. The second action was filed on or about March 26, 2013 in the United States District Court for the District of Massachusetts, Boravian v. Star Scientific, Inc. et al. D. Mass. 13-1-695-DJC (the “Boravian Action”). The Boravian Action named as defendants our company and Jonnie R. Williams Sr. The Third action was filed on or about May 7, 2013 in the United States District Court for the Eastern District of Virginia, Cole v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00287-JAG (the “Cole Action”). The Cole Action names as defendants, us, our subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of our officers and employees. In general, the complaints collectively allege that our company and the individual defendants violated Section 10(b) under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as related to statements made by us regarding our past and future prospects and certain scientific data relating to our products, as well as related to unspecified private placements and related party transactions we have engaged in since 2006.  The Reuter Action and the Cole Action have been consolidated and a lead plaintiff was appointed by the Court in the consolidated cases on June 21, 2013. Pursuant to a joint scheduling order in place in these cases, our company and the other defendants have been granted a stay of their obligation to respond to the consolidated cases until fifty days after the lead plaintiff files an operative complaint. The Boravian Action was voluntarily dismissed by the plaintiff following a motion by our company and the other defendants to transfer that case and have it consolidated with the two cases pending in the United States District Court for the Eastern District of Virginia. We intend to defend vigorously these claims. However, at this time, we cannot predict the probable outcome of these claims. Accordingly, no amounts have been accrued in our consolidated financial statements.

Derivative Action Lawsuits

Four individuals, David C. Inloes, William Skillman, Harold Z. Levine and Louis Lim, filed separate, but similar derivative actions naming all or most of our company’s current Directors, several Officers of our company and, in one case, one former Director as defendants. Two of the actions were filed in the United States District Court for the Eastern District of Virginia, Alexandria Division (the “Alexandria Actions”). The first Alexandria Action, William Skillman v. Jonnie R. Williams et al., was filed on May 2, 2013. The second Alexandria Action, David C. Inloes v. Jonnie R. Williams et. al. was filed on May 3, 2013. The Alexandria Actions have been consolidated and co-lead counsel appointed by the Court. Our company and the other defendants have been granted a stay of their obligation to respond to the consolidated cases until forty-five days after the filing of a consolidated/amended complaint. The third derivative action, Harold Z. Levine v. Jonnie R. Williams, et. al. was filed on July 8, 2013, in the Circuit Court for the City of Richmond and the fourth case, Louis Lim v. Christopher C. Chapman, et. al.  was filed in the Circuit Court for Henrico County on July 11, 2013. In general, the complaints collectively allege that the our company’s Directors and Officers breached their fiduciary duties by causing our company to issue false and misleading statements regarding our past and future prospects and certain scientific data relating to our products, as well as engaging in certain unspecified private placements and related party transactions since 2006. On July 1, 2013 and August 1, 2013 stipulations were filed in each of the state court actions which would stay the period for defendants to respond to the complaints until a date established in an agreed upon schedule is in place or until forty days after the parties advise the court that they are unable to reach an agreement on such a schedule. Our company intends to defend vigorously these claims. However, at this time, we cannot predict the probable outcome of these claims. Accordingly, no amounts have been accrued in our consolidated financial statements.

Demands for Inspection of Books and Records and for Investigation

Two individuals, Bruce A. Welker and Michael Weber, have written to our company requesting that we produce various books and records pursuant to Delaware Code Section 220.  Mr. Welker’s letter was dated May 31, 2013 and the letter sent on behalf of Mr. Waber was dated June 5, 2013. We have responded by letter to these demands and are currently awaiting a response to our letter or discussing the scope of the requests made. One individual, Steven Segall, has written to our company’s Board of Directors and demanded that the Board investigate certain claims and take appropriate remedial action in response to alleged wrongdoing that took place between 2010 and 2013. Our company has advised Mr. Segall that our Board of Directors will review the issues raised in his demand letter and further respond once that review is complete.

Item 1A.	Risk Factors

 There have been no material changes to the risk factors previously disclosed in “Part I - Item 1A. Risk Factors” of our 2012 10-K filed on March 18, 2013 and our March 31, 2013 10-Q filed on May 10, 2013.

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

STAR SCIENTIFIC, INC.

Date: August 9, 2013	/s/ Park A. Dodd, III
Authorized Signatory and
Chief Financial Officer