Form 10-Q
period 2013-09-30
STAR SCIENTIFIC INC
filed 2013-11-12
CIK 776008

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended September 30, 2013

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

As of November 9, 2013, 169,122,155 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

 SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, including the continued development and market acceptance of our nutraceutical products, the effect of any competitive products, our ability to license and protect our intellectual property, our ability to raise additional capital in the future that is necessary to maintain our business, changes in government policy and/or regulation, potential litigation by or against us, any governmental review of our products or practices, the outcome of the ongoing investigations, the risks and uncertainties related to the corporate transition matters and related items discussed herein. Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Item 1A. Risk Factors” herein and in our 10-K Report filed on March 18, 2013 and our 10-Q Report filed on May 10, 2013.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report, or that we make from time to time, in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,401	$23,121
Receivable from sale of licensing rights	26	33
Inventories, net	3,849	4,989
Prepaid expenses and other current assets	1,258	1,089
Current assets of discontinued operations	-	51
Total current assets	13,534	29,283
Property, plant and equipment, net	1,151	1,338
Intangible assets, net	490	541
Receivable from sale of licensing rights, less current maturities	-	18
MSA escrow funds	482	481
Assets held for sale of discontinued operations	263	263
Total assets	$15,920	$31,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$7
Accounts payable, trade	3,905	2,405
Accrued expenses	1,649	2,717
Due to stockholders	50	50
Current liabilities of discontinued operations	236	1,761
Total current liabilities	5,840	6,940
Total liabilities	5,840	6,940
Commitments and contingencies (note 7)	-	-
Stockholders’ equity:
Common stock (A)	17	17
Additional paid-in capital	261,909	256,498
Accumulated deficit	(251,846)	(231,531)
Total stockholders’ equity (B)	10,080	24,984
Total liabilities and stockholders’ equity	$15,920	$31,924

(A)	$0.0001 par value per share, 213,500,000 shares authorized, 169,122,155 and 166,349,159 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.
(B)	Class A, convertible, $.01 par value, 4,000 shares authorized, no shares issued or outstanding; Series B, convertible; $.01 par value 15,000 shares authorized, no shares issued or outstanding.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Net sales	$2,261	$1,704	$7,289	$4,222
Less:
Product cost of goods sold	1,416	1,008	4,297	2,375
Gross profit	845	696	2,992	1,847
Operating expenses:
Sales and marketing	2,305	1,732	7,732	4,139
General and administrative	2,792	3,676	14,439	12,598
Research and development	373	1,471	2,493	3,572
Total operating expenses	5,470	6,879	24,664	20,309
Operating loss from continuing operations	(4,625)	(6,183)	(21,672)	(18,462)
Other income, net	1,257	7,092	1,356	7,012
Net (loss) income from continuing operations before income taxes	(3,368)	909	(20,316)	(11,450)
Income tax expense	—	—	—	—
Net (loss) income continuing operations	(3,368)	909	(20,316)	(11,450)
Loss from discontinued operations, net	—	(543)	—	(1,351)
Net (loss) income	$(3,368)	$366	$(20,316)	$(12,801)
Net loss basic and diluted per common share
Continued operations	$(0.02)	$—	$(0.12)	$(0.08)
Discontinued operations	—	—	—	(0.01)
Total loss basic and diluted per common share	$(0.02)	$—	$(0.12)	$(0.09)
Weighted average shares outstanding, basic and diluted	168,194,931	146,103,885	167,059,535	144,513,956

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)
($ in thousands)

			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2012	166,349,159	$17	$256,498	$(231,531)	$24,984
Stock issuance	125,684	-	337	-	337
Warrant and option exercise	16,666	-	30	-	30
Stock-based compensation	-	-	666		666
Net loss	-	-	-	(8,223)	(8,223)
Balances, March 31, 2013 (unaudited)	166,491,509	$17	$257,531	$(239,754)	$17,794
Stock issuance	-	-	-	-	-
Warrant and option exercise	-	-	-	-	-
Stock-based compensation	-	-	34	-	34
Net loss	-	-	-	(8,724)	(8,724)
Balances, June 30, 2013 (unaudited)	166,491,509	$17	$257,565	$(248,478)	$9,104
Stock issuance	-	-	-	-	-
Warrant and option exercise	2,580,646	-	4,044	-	4,044
Stock-based compensation	50,000	-	300	-	300
Net loss	-	-	-	(3,368)	(3,368)
Balances, September 30, 2013(unaudited)	169,122,155	$17	$261,909	$(251,846)	$10,080

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Operating activities:
Net loss from continuing operations	$(20,316)	$(11,450)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	239	249
Gain on Extinguishment of Debt	-	(3,356)
Provision for inventory obsolescence	328	(185)
Stock-based compensation	1,338	3,165
Provision for bad debt	-	(1)
Increase (decrease) in cash resulting from changes in:
Current assets	642	(2,411)
Current liabilities	435	2,681
Net cash flows used in operating activities	(17,334)	(11,308)
Investing activities:
Purchase of property and equipment	-	(16)
Purchase of intangible assets	-	(24)
Proceeds from sale of licensing rights	24	22
Net cash flows from (used in) investing activities	24	(18)
Financing activities:
Proceeds from issuance of common stock	-	1,661
Proceeds from stock option and warrant exercise	4,074	11,860
Payments on long-term debt and capital lease obligation	(7)	(1,681)
Net cash flows from financing activities	4,067	11,840
MSA escrow deposits	(1)	(113)
Increase (decrease) in cash and cash equivalents from continuing operations	(13,244)	401
Cash flows from discontinued operations:
Net cash flows used in operating activities	(1,476)	(1,133)
Net cash flows used in investing activities	-	-
Net cash flows from financing activities	-	-
Net cash flows from discontinued operations	(1,476)	(1,133)
(Decrease) in cash and cash equivalents	(14,720)	(732)
Cash and cash equivalents, beginning of period	23,121	10,188
Cash and cash equivalents, end of period	$8,401	$9,456
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$109

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1.	Basis of Preparation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three months and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

The Company has been operating at a loss for the past eleven years. Star Scientific’s future prospects will depend on its ability to generate and sustain increased revenue levels in future periods as well as its continued ability to obtain additional capital necessary to support its operations. Increases in revenue largely will be dependent on increased distribution and consumer acceptance of:

•	Anatabloc®, a nutraceutical dietary supplement for anti-inflammatory support introduced in August 2011

•	Anatabloc® Facial Crème introduced in September 2012 and Anatabloc® Facial Serum introduced in March 2013; and

•	To a lesser degree, the licensing of its low Tobacco Specific Nitrosamine, or TSNA, curing technology and related products.

Rock Creek Pharmaceuticals, Inc. introduced Anatabloc®, its dietary supplement for anti-inflammatory support, in August 2011 through an interactive website and a customer service center. Since the introduction of Anatabloc®, the Company’s revenues have been derived almost exclusively from the sales of its anatabine-based dietary supplements and, more particularly, Anatabloc®. The Company continues to market its CigRx® non-tobacco nutraceutical dietary supplement to reduce the desire to smoke, but as discussed below, sales of CigRx® continue to be insignificant.

The Company’s future prospects also will be dependent on Rock Creek’s ability to develop additional nutraceutical products and pharmaceuticals and to a lesser degree on its ability to begin generating revenues through royalties from the patented tobacco curing process for which it is the exclusive licensee and related products. As of September 30, 2013, the Company had approximately $7.7 million of working capital, of which approximately $8.4 million was cash and cash equivalents. This compares to cash and cash equivalents of approximately $23.1 million at December 31, 2012. The Company experienced increased operating expenses in the first nine months of 2013 attributable primarily to increased legal expenses relating to ongoing investigations and increased sales and marketing expenses. The Company currently believes that, after giving effect to a financing transaction entered into by the Company with two of its long term shareholders following the completion of the three months ended September 30, 2013, it has sufficient funding to support operations through the third quarter 2014. For a discussion of the financing transaction, see Note 8 “Subsequent Events” of the condensed consolidated financial statements in this Report. However, depending upon, among other factors, product sales levels, the results of ongoing product development initiatives and trials, market conditions, increased expenses beyond what are currently budgeted for the twelve months ending September 30, 2014 (in particular, the Company’s operating expenses), increased costs beyond the Company’s forecast, and costs associated with the ongoing investigations and  civil litigation matters to the extent not covered by insurance, and the price of its common stock, it may be necessary for the Company to seek additional capital before that time, including debt financing and additional equity offerings. There can be no assurance that it will be successful in obtaining such funding at commercially favorable terms, if at all. If it is unable to raise additional capital (including through the exercise of outstanding warrants and stock options and through private placements of its securities each of which has been the primary source of the Company’s financing in the past), its liquidity may be materially adversely affected. Any equity financing will be dilutive to the Company’s existing shareholders.

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

At the time it discontinued its smokeless tobacco operations, the Company noted that it would continue to look for licensing opportunities for its patented tobacco curing technology and related low-TSNA smokeless tobacco products.  On October 2, 2013, the Company entered into a series of transactions with Starion LLC, or Starion, a tobacco manufacturer, under which, among other things, it sold equipment and inventory previously utilized in its discontinued smokeless tobacco business and licensed certain trademarks and patents to Starion for use in the manufacture and sale of low-TSNA smokeless tobacco products.  See Note 8 “Subsequent Events” for further details relating to these transactions.

The following represents a summary of the Company’s operating results of the dissolvable tobacco operations. There were no operations for the three and nine months ended September 30, 2013.

$ thousand (unaudited)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net sales	$44	$286
Cost of goods sold	512	1,029
Gross margin (loss)	(468)	(743)
Operating expenses	75	608
Total discontinued operating loss	$(543)	$(1,351)

Assets and liabilities of the discontinued operations consist of the following as of:

$ thousand	September 30, 2013 (unaudited)	December 31, 2012
Current assets:
Accounts receivable, trade	$-	$51
Assets held for sale	263	263
Total assets	$263	$314

Current liabilities:
Accrued expenses	$236	$1,761
Total current liabilities	$236	$1,761

The Company, on October 2, 2013, sold the dissolvable tobacco manufacturing equipment located at its manufacturing facility in Chase City, Virginia to Starion LLC and received a note payable to the Company. See Note 8 “Subsequent Events” for details of the transaction.

4.	Inventories:

Inventories consist of the following as of:

$ thousands	September 30, 2013 (unaudited)	December 31, 2012
Raw materials	$1,689	$3,101
Packaging materials	1,470	1,470
Work in process	47	158
Finished goods	2,061	1,350
Obsolescence allowance	(1,418)	(1,090)
	$3,849	$4,989

5.	Long-term Debt:

The Company had no long-term debt as of September 30, 2013.

6.	Stockholders’ Equity

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

During the three months ended September 30, 2013, the Company granted 50,000 stock options to each of two of the Company’s Directors as anniversary grants under the terms of the Company’s 2008 Incentive Award Plan.

At September 30, 2013, there were 17,460,000 options issued and outstanding with a weighted average exercise price of $2.71 per share. The intrinsic value of the exercisable options on September 30, 2013 was $0.7 million.

At a meeting of the Board of Directors held on November 5, 2013, the Board voted to amend the stock options previously issued to the Company’s current Board members (including our executive officers who are also Board members) to provide that at such time that any of the current Board members are no longer serving in that capacity or as an employee or consultant to the Company, they would continue to have the right to exercise on previously issued stock options through the date of expiration of the options.

A summary of the status of the Company’s unvested stock options at September 30, 2013, and changes during the quarter then ended, is presented below.

Non-vested Stock Options	Shares	Weighted Average Grant- Date Fair Value
Non-vested at December 31, 2012	3,335,000	$2.51
Granted	-	-
Vested	(100,000)	(2.50)
Forfeited	-	-
Non-vested at March 31, 2013	3,235,000	$2.51
Granted	-	-
Vested	(50,000)	(2.27)
Forfeited	-	-
Non-vested at June 30, 2013	3,185,000	$2.51
Granted	-	-
Vested	(10,000)	(3.59)
Forfeited	-	-
Non-vested at September 30, 2013	3,175,000	$2.51

As of September 30, 2013, there was $7.9 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans. In 2011 the shareholders approved a stock option grant to Jonnie Williams, Sr. and Paul L. Perito, the Company’s CEO and Chairman of the Board, respectively, based on achieving specific performance goals set forth in employment agreements entered into in March 2011, and more fully described in the Company’s Form 10-K/A filed on April 30, 2013.  One of the performance goals in the employment agreements provides that 80% of the stock option grant would vest upon: “The introduction of Anatabloc® into the market for sale as a dietary supplement, following a successful clinical trial of the product and a related clinical study report by an independent third party issued by such party”.  On October 31, 2013, The Journal of Clinical Endocrinology & Metabolism published a peer-reviewed article titled “Anatabine supplementation decreases thyroglobulin antibodies in patients with chronic lymphocytic autoimmune (Hashimoto’s) thyroiditis: A randomized controlled clinical trial.”  The Company will request the Compensation Committee to consider whether the publication of this article satisfies the performance goal referenced above.  If the Compensation Committee determines that the issuance of this peer-reviewed article meets the performance goal, the Company will record the remaining unrecognized share compensation related to this performance goal of approximately $7.8 million during the three months ending December 31, 2013.

During the three and nine months ended September 30, 2013, no stock options were exercised.

Warrant activity:

During the three months ended September 30, 2013, there were no warrants granted, however 2,580,646 warrants were exercised resulting in gross proceeds to the Company of approximately $4.0 million. During the six months ended June 30, 2013, 16,666 warrants were exercised resulting in gross proceeds to the Company of $30 thousand. The aggregate warrants exercised for the nine months ended September 30, 2013 were 2,597,312 resulting in gross proceeds to the Company of approximately $4.0 million. The aggregate intrinsic value of all warrants exercised amounted to $0.9 million.

As of September 30, 2013 the Company had 13,911,855 warrants outstanding with a weighted average exercise price of $1.78 per share. The intrinsic value of the exercisable warrants at September 30, 2013 was approximately $3.0 million.

See Note 8 “Subsequent Events” for financing transaction entered into on November 7, 2013.

Net Loss Basic and Diluted Per Common Share:

Due to the Company’s net losses and insignificant net income, both basic and diluted (loss) income per share were $(0.02) and $(0.00) for the three months ended September 30, 2013 and 2012, respectively; and $(0.12) and $(0.09) for the nine months ended September 30, 2013 and 2012, respectively. An aggregate of 31,371,855 at September 30, 2013 and 42,652,209 at September 30, 2012 of stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.

7.	Commitments, Contingencies and Other Matters

Virginia Sales and Use Tax Assessment

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company in the amount of $860,115. The Company applied for a correction of the assessment and an abatement of the tax on the grounds that its tobacco curing barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, the Company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to the Company. On August 10, 2010, the Commonwealth of Virginia responded to the request for reconsideration of the state’s sales and use tax assessment with respect to the tobacco curing barns. The Commonwealth disagreed with the Company’s position that the barns are part of the manufacturing process and, therefore, exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption, concluding that the barns are taxable under the Commonwealth’s sales tax laws and regulation. On July 14, 2011 the Company filed a lawsuit in the Circuit Court for Mecklenburg County, Virginia seeking a determination that the purchase of the Company’s curing barns was exempt from Virginia sales and use tax and an abatement of all taxes and interest assessed against the Company by Virginia’s Commissioner of Revenue. The Commonwealth of Virginia filed an answer to the complaint on July 29, 2011 asserting that the assessment amount was properly determined. The case is currently in the pre-trial phase of discovery and a trial date has been set for December 13 and 14, 2013. The sales and use tax assessment plus penalties and interest together, as of September 30, 2013, totaled approximately $1.9 million. Interest will continue to accrue during the Company’s continued pursuit of a resolution of this matter.

Class Action Lawsuits

Three individuals, Francis J. Reuter, Charles Boravian and Marty Cole, filed separate similar purported class actions on behalf of putative classes of persons or entities collectively encompassing those who purchased or otherwise acquired shares of the Company’s common stock between October 31, 2011 and March 18, 2013. The first action was filed on or about March 25, 2013 in the United States District Court for the Eastern District of Virginia, Francis J. Reuter v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00183-JAG (the “Reuter Action”). The Reuter Action names as defendants the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of its officers and/or employees. The second action was filed on or about March 26, 2013 in the United States District Court for the District of Massachusetts, Boravian v. Star Scientific, Inc. et al. D. Mass. 13-1-695-DJC (the “Boravian Action”). The Boravian Action named as defendants the Company and Jonnie R. Williams Sr. The third action was filed on or about May 7, 2013 in the United States District Court for the Eastern District of Virginia, Cole v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00287-JAG (the “Cole Action”). The Cole Action names as defendants the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of its officers and employees. In general, the complaints collectively allege that the Company and the individual defendants violated Section 10(b) under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as related to statements made by the Company regarding its past and future prospects and certain scientific data relating to its products, as well as related to unspecified private placements and related party transactions it has engaged in since 2006. The Reuter Action and the Cole Action have been consolidated and a lead plaintiff was appointed by the Court in the consolidated cases on June 21, 2013. Pursuant to a joint scheduling order in place in these cases, plaintiff filed a consolidated operative complaint on September 5, 2013 and defendants filed a motion to dismiss the consolidated operative complaint on October 25, 2013.  It is anticipated that briefing on the motion to dismiss will be completed in thirty to forty-five days and the case will then be set for hearing and consideration by the court.  The Boravian Action was voluntarily dismissed by the plaintiff following a motion by defendants to transfer that case and have it consolidated with the two cases pending in the United States District Court for the Eastern District of Virginia. The Company intends to continue to defend vigorously these claims. However, at this time, it cannot predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the Company’s consolidated financial statements.

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

Demands for Inspection of Books and Records and for Investigation

Two individuals, Bruce A. Welker and Michael Weber, have written to the Company requesting that the Company produce various books and records pursuant to Delaware Code Section 220.  Mr. Welker’s letter was dated May 31, 2013 and the letter sent on behalf of Mr. Waber was dated June 5, 2013. The Company has responded by letter to these demands and is currently discussing the scope of the requests made.  One individual, Steven Segall, has written to the Company’s Board of Directors and demanded that the Board investigate certain claims and take appropriate remedial action in response to alleged wrongdoing that took place between 2010 and 2013. The Company advised Mr. Segall that its Board of Directors would review the issues raised in his demand letter and further respond once that review is complete.  That review is currently ongoing.

Patent Litigation Fee Arrangement

The Company had a contingent fee arrangement with its outside counsel representing it in the R.J. Reynolds, or RJR, patent litigation matter. Upon the settlement of this matter in September 2012 the Company recorded a $1.2 million liability per the contingent fee arrangement. In July 2013 outside counsel and the Company reached an agreement whereby this amount would only be paid in the event the Company receives royalty payment from the licensing of the two patents at issue in the R.J. Reynolds litigation between the date of the agreement and the expiration of the patents, and then only from royalty payments actually received by the Company on those patents. Because this payment is contingent on the future receipt of licensing fees as discussed above, the Company reversed the direct liability and is accounting for this item as a contingent liability.

Commitments

The Company has purchase order and other operating supply commitments totaling $0.7 million as of September 30, 2013.

8.	Subsequent Events

Warrant Exercise

On November 7, 2013, two of the Company’s long term shareholders invested $3.7 million in the Company through the exercise of outstanding warrants.  As part of this transaction, the shareholders who held previously issued warrants exercisable for 3,262,023 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), with a weighted average exercise price of $1.50 per share (the “Prior Warrants”), agreed with the Company to immediately exercise the Prior Warrants for cash in exchange for a reduction of the exercise price of the 3,262,023 warrants from $1.50 to $1.15.

Agreements relating to Star Tobacco equipment and inventory

On October 2, 2013, the Company entered into a series of transactions with Starion, a manufacturer of tobacco products that was recently formed by former employees of Star Tobacco, Inc. Pursuant to these transactions, the Company sold to Starion equipment and inventory previously used in Star Tobacco’s discontinued low-TSNA dissolvable smokeless tobacco business, in return for the issuance of two secured promissory notes in the amounts of $375,000 (“Equipment Note”) and $214,500 (the “Inventory Note”), respectively. Each note bears interest at a rate of 5%. The Equipment Note has a five-year term, with monthly payments amortized over a ten-year period and with a balloon payment at the end of the five-year term. The Inventory Note has provisions similar to the Equipment Note, but is for a one-year term with monthly payments amortized over five years and a balloon payment at the end of the one-year term. Also, the Company entered into a license agreement with Starion for certain of the trademarks used in Star’s discontinued low-TSNA smokeless tobacco business, and a non-exclusive sublicense with Starion covering patents for producing low-TSNA tobacco used in the manufacturing of dissolvable smokeless tobacco products and for low-TSNA dissolvable smokeless tobacco products. Under the license and sublicense agreements, the Company is entitled to receive royalty payments for the sale of dissolvable smokeless tobacco products by Starion using the licensed trademarks and for dissolvable smokeless tobacco products manufactured by Starion under the patents or Star’s Trade Secrets. The agreements have ten year terms which are, subject to certain terms and conditions, renewable thereafter for succeeding ten-year terms. Starion will have exclusive rights to the licensed trademarks provided that it meets certain specified sales targets and the Company has agreed not to compete with Starion in the sale of dissolvable smokeless tobacco products for a two-year period. Finally, the Company agreed to sublease to Starion a portion of the facility in Chase City, Virginia that it occupies under a long-term lease running until April 2022. The Company intends to continue to seek other licensing opportunities with respect to the technology for producing low-TSNA tobacco and low-TSNA smokeless tobacco products, consistent with the plans announced at the time it exited from the smokeless tobacco business in December 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report, filed with the SEC on March 18, 2013 and our Report on Form 10K/A filed with the SEC on April 30, 2013 (collectively, our “2012 10-K”). In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012.

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

Currently, our Rock Creek subsidiary manufactures and sells two nutraceutical dietary supplements, Anatabloc®, for anti-inflammatory support, and CigRx®, for assistance in fighting the urge to smoke cigarettes. In addition, Rock Creek Pharmaceuticals has been engaged in the development of other dietary supplements, including a time release version of Anatabloc® and pharmaceutical products, particularly products that have a botanical based component and that are designed to provide nutritional support for a range of conditions, including Alzheimer’s disease, Parkinson’s disease, multiple sclerosis, schizophrenia, depression, and Hashimoto’s autoimmune thyroiditis. Rock Creek also has developed a cosmetic product line that utilizes our anatabine compound to improve the appearance of the skin, consisting of Anatabloc® Facial Crème introduced in September 2012,  Anatabloc® Revitalizing Facial Serum introduced in March 2013. Our Anatabloc® Clarifying Facial Cleanser, which does not contain anatabine, was introduced in August 2013.

Since the introduction of our Anatabloc® dietary supplement in August 2011, our revenues have been derived almost exclusively from the sale of our anatabine based nutraceutical products and, in particular, our Anatabloc® product. Our Anatabloc® Facial Crème and the Anatabloc® Revitalizing Facial Serum that also utilizes our anatabine compound have had de minimis sales since their introductions in September 2012 and March 2013, respectively.  In August 2013 we introduced a complementary product, Anatabloc® Clarifying Facial Cleanser.  We anticipate that with the introduction of Anatabloc® Clarifying Facial Cleanser we will be in a position to market the line of cosmetic products as a bundled package. Our Anatabloc® dietary supplement is being sold through our interactive website, a customer service center and on a pay-on-scan basis through GNC at its company-owned stores and franchised retail locations, as well as through GNC’s website. The Anatabloc® Facial Crème and revitalizing facial serum are currently available on our interactive website as well as on GNC’s website and in select GNC franchise stores.  CigRx® is being sold through our interactive website and through limited retail distribution. CigRx® sales during the nine months ended September 30, 2013 were insignificant.

Beginning in the 1990’s and prior to the development of our current products, we sought to develop and market low-TSNA tobacco and related low-TSNA smokeless tobacco products as less harmful alternatives to cigarettes and traditional smokeless tobacco products. As of December 31, 2012 we ceased selling any tobacco products (including our Ariva® and Stonewall Hard Snuff® products). While we have discontinued manufacturing or selling any tobacco products, we have continued to pursue licensing opportunities for our patented tobacco curing technology and related low-TSNA smokeless tobacco products.  Consistent with that intent, in October 2013 we entered into agreements under which we sold equipment and inventory previously utilized in our discontinued smokeless tobacco business and licensed certain trademarks and patents for use in the manufacture and sale of low-TSNA smokeless tobacco products.  See Note 8 “Subsequent Events” for further details relating to these transactions.

Corporate Transition Matters and Potential Leadership and Operational Changes

On November 7, 2013 we filed a preliminary proxy statement related to our 2013 annual meeting of stockholders.  Among other things, the proxy statement describes that, in addition to our ongoing nutraceutical and cosmetic lines of business, we have actively engaged in research into the potential for expansion in the area of pharmaceutical products.  Our existing board of directors and senior management have discussed ways in which we could accelerate entry into, or otherwise take greater advantage of, the perceived growth potential in pharmaceutical product development.  As further described in the proxy statement, our management and existing board determined to undertake significant corporate changes in order to better take advantage of the potential opportunities in the area of pharmaceutical products, including the development of products approved by the FDA.  To implement our senior management’s and existing board’s determination, our existing board has approved various actions (referred to as the “corporate transition matters”).  On November 8, 2013 we also filed a current report on Form 8-K that described the corporate transition matters.

As part of the corporate transition matters, if such matters are approved and implemented, we expect that we will shift to focus our operations more on the development of pharmaceutical products while continuing to seek to expand our nutraceutical and cosmetic lines of business.  In connection with this shift and as described in our SEC filings described above, following our 2013 annual meeting (if approved by our stockholders), all of the members of our current board (except Christopher C. Chapman, M.D.) would no longer serve as our directors and a new slate of directors would comprise our new board of directors.  In addition, Dr. Michael J. Mullan would be appointed as our CEO and Chairman of the Board, and Dr. Chapman would be appointed as our President and Chief Operating Officer.  We expect that these appointments would be made following the resignations of Paul L. Perito as our President and Chief Operating Officer and Jonnie R. Williams as our CEO. As referenced in our preliminary proxy statement  Messrs. Perito and Williams would continue as employees with the Company in various capacities for the next year.

For more information related to the corporate transition matters, the nominees for directors at the 2013 annual meeting, certain arrangements with Drs. Mullan and Chapman, the expected roles of Messrs. Williams and Perito and matters related to these items, we refer you to our proxy statement and the Form 8-K discussed above.

Prospects for Our Operations and Our Financial Condition

The recurring losses generated by our business continue to impose significant demands on our liquidity. Our future prospects will be dependent on, among other things, the distribution and consumer acceptance of our products and related line extensions of those products, our ability to appropriately scale our sales and marketing expenses for these products and manage our overall operating expenses as well as our ability to obtain additional capital necessary to support our operations. In the three months ended September 30, 2013, sales of Anatabloc® continued to be responsible for virtually all of our revenue, and we expect this trend to continue through 2013. Sales of our Anatabloc® dietary supplement increased by 32.7% in the three months ended September 30, 2013 as compared to the same period in 2012, resulting in an increase in net sales of approximately $0.6 million over those same periods.

We recognized net revenue of approximately $2.3 million and $7.3 million for the three and nine months ended September 30, 2013, respectively, compared to net revenue of $1.7 million and $4.2 million, respectively, in the comparable period in 2012. We had a loss from continuing operations of approximately $(3.4) and $(20.3) million for the three and nine months ended September 30, 2013 compared to an operating income (loss) of approximately $0.9 and $(11.5) for the corresponding periods in 2012. This increase in operating loss for the nine months ended September 30, 2013 was primarily attributable to increased operating expenses, discussed below, as well as the fact that in 2012 we had approximately $7.0 million in other income as a result of the RJ Reynolds settlement. As of September 30, 2013, we had approximately $7.7 million of working capital, of which approximately $8.4 million was cash and cash equivalents. This compares to cash and cash equivalents of approximately $23.1 million at December 31, 2012, and approximately $11.2 million at June 30, 2013. The Company experienced increased operating expenses in the first nine months of 2013 attributable primarily to increased legal costs relating to ongoing investigations and increased sales and marketing expenses offset, in part, by the approximately $4.0 million received by the Company as a result of warrant exercises . We currently believe that, after giving effect to the financing related transaction entered into on November 7, 2013, we have sufficient funding to support our operations through the third quarter of 2014. For a discussion of this financing transaction see Note 8 “Subsequent Events” of the condensed consolidated financial statements in this Report. However, there are factors that could make it necessary for us to seek to raise additional capital before that time, and there is no assurance that we will be successful in obtaining funding at commercially favorable terms, if at all. For a discussion of these factors, see “Liquidity and Capital Resources,” below.

Investigations

In late January and February of this year our company, directors and others received subpoenas from the United States Attorney’s Office, or USAO, for the Eastern District of Virginia seeking documents. We believe we have responded to substantially all of the issues being reviewed by the USAO. In addition, the international law firm of Chadbourne & Parke LLP conducted an internal investigation of these matters and that investigation was substantially completed in late June 2013. As previously reported, while we cannot predict whether or the extent to which the ongoing investigation will result in any legal action against any individual or entity, but on the basis of the results of the internal investigation, the cooperation with the USAO, and discussions and communications between our outside counsel and the USAO, we do not believe our company will be prosecuted for any of the matters that the USAO has been investigating.

Further, we cannot predict whether, or the extent to which, the related litigation or the other matters discussed herein or under “Part II - Item 1 - Legal Proceedings” will result in any liability or further legal action against our company or any of our employees. However, any such actions could cause us to incur material additional expenses and otherwise have a material adverse effect on our business. We continued to incur substantial legal expenses in connection with the government and internal investigations discussed above in the three months ended September 30, 2013, although at levels that are lower than in earlier periods and we anticipate that these expenses will continue to decline as those investigations near completion with respect to our company. However, we expect to continue to incur in 2013 legal expenses (and related cash demands) in connection with the related civil actions and other matters discussed under “Part II-Item 1- Legal Proceedings” and such expenses and cash demands may be material. We expect that much of the cost related to those actions will be covered by insurance, but cannot provide any assurances with respect to the outcome of the pending claims, or claims yet to arise, including that such claims will not exceed the limits of our insurance policies.

Our Products and Certain Product Development Initiatives

Dietary Supplements and Development of Pharmaceutical Products.  Anatabloc®, which is intended to provide anti-inflammatory support, is currently being sold through our interactive website, a customer service center and on a pay-on-scan basis through GNC, a retailer of dietary supplements. GNC initially sold Anatabloc® through its online store and, beginning in late March 2012, GNC began carrying Anatabloc® at its company-owned stores and franchised retail locations. Anatabloc® is now available at more than 4,000 GNC retail locations throughout the country.  In February 2013 our company received GNC’s top vendor of the year award for product innovation in the wellness area. The Company’s initial marketing of Anatabloc® had been primarily directed toward physicians and other healthcare professionals. More recently we have been focusing our marketing efforts on athletes and other groups of individuals who regularly deal with issues relating to inflammation. In 2012 we entered into an arrangement with Fred Couples, a member of the PGA Golf Tour, for Mr. Couples to act as the first brand ambassador for Anatabloc® and in January 2013 we entered into an arrangement with John Isner, who has been a member of the ATP Tennis Tour since 2007, under which he became our second brand ambassador.   In September 2013 we announced entering into an agreement with hall of fame golfer Nancy Lopez under which she became the first female Brand Ambassador for Anatabloc®.  Also, in April 2013 we announced that our Anatabloc® dietary supplement had received registration approval from HFL Sports Science, a leading testing laboratory for banned substance. This registration allows our Company to utilize the HFL’s “Informed-Sport” and “Informed-Choice” trademarks and assure consumers that our product has been tested to ensure it does not contain substance prohibited in sport. Our brand ambassador program and association with HFL Sports Science furthers our focus on the use of Anatabloc ® in dealing with the type of muscle and joint soreness that typically is experienced by professional athletes and others who are regularly engaged in physical activities.

Beginning in the three months ended June 30, 2013, our company has sought to further align our marketing and distribution efforts with GNC as our primary strategic partner for growth.  We believe that this strategic shift should result in lower customer acquisition cost and overall increased net sales due to higher sales volume.  In the three months ended September 30, 2013 we experienced a decline in sales volumes in our company’s internet sales and although sales volumes at GNC increased, our overall sales volume and revenue for the three months ended September 30, 2013 declined given the lower wholesale pricing to GNC as compared to our retail pricing for product sold through the Company’s website.

In 2009, Rock Creek developed a non-nicotine, non-tobacco nutraceutical, CigRx® that is intended to temporarily reduce the desire to smoke. We continue to market this product on our interactive website and through limited retail distribution. Through Rock Creek we are exploring the development of other related nutraceutical products that may assist in stabilizing metabolism, pharmaceutical products with clinical claims, as well as pharmaceutical products for the treatment of a range of conditions, including Alzheimer’s disease, Parkinson’s disease, multiple sclerosis, schizophrenia, depression and Hashimoto's autoimmune thyroiditis.

Cosmetics.  We introduced our anatabine-based cosmetic products, Anatabloc® Facial Crème in September 2012 and Anatabloc® Revitalizing Facial Serum in March 2013. Our Anatabloc® Clarifying Facial Cleanser, which does not contain anatabine, was introduced in August 2013. These products, which are intended to improve the appearance of the skin, are currently sold on our interactive website and customer service center. Also, GNC began carrying our Anatabloc® Facial Crème on its website in February 2013 and in April 2013 began carrying our Anatabloc® Revitalizing Facial Serum. Our Anatabloc® Facial Crème and Anatabloc® Revitalizing Facial Serum also are now available at select GNC franchise locations. To date sales of our cosmetic products have been relatively low since we have thus far engaged in limited marketing for these cosmetic products.  Having introduced a full line of cosmetics with the introduction of Anatabloc Clarifying Facial Cleanser in August 2013, we are in a position to market the cosmetic products as a bundled package.

Research Related to Our Dietary Supplements and Cosmetic Products.  Since 2011, Rock Creek, the Roskamp Institute and researchers at Johns Hopkins University, have completed and reported on a number of studies designed to assess the ability of our anatabine compound to lower chronic inflammation in a variety of pre-clinical (non-human) and clinical (human) settings. For a description of our relationship with the Roskamp Institute, see “Item 1. Business - our relationship with the Roskamp Institute” in our 10-K filed on March 18, 2013. One study conducted by the Roskamp Institute and reported in the  European Journal of Pharmacology  showed that anatabine lowered levels of amyloid production both in the test tube and when administered to mice vulnerable to accumulation of amyloid which, at excessive levels, damages brain tissue. A second manuscript written by the same researchers and published online in The European Journal of Pharmacology in 2012 and in manuscript form in January 2013, further characterized the anti-inflammatory effects of anatabine in several types of animal tissues, in human cells, and in human whole blood. The Roskamp Institute also presented results of pre-clinical studies of anatabine in mouse models of multiple sclerosis, traumatic brain injury, and Alzheimer’s disease at the Neuroscience 2012 conference held in New Orleans in October 2012. In January 2013, the results of the animal multiple sclerosis study were published in PLoS One under the title “Amelioration of Experimental Autoimmune Encephalomyelitis by Anatabine.” Further, a pre-clinical investigator-initiated and independently funded study from Johns Hopkins that examined the effect of anatabine supplementation in a mouse model of autoimmune thyroiditis was published in September 2012 in an article entitled, “Anatabine Ameliorates Experimental Autoimmune Thyroiditis” in the Endocrine Society’s journal, Endocrinology (Endocrinology. 2012 Sep; 153(9):4580-7).

In 2013, Rock Creek received positive results from a study conducted by researchers at the University of Virginia Medical School investigating the effects of anatabine in an animal model of idiopathic inflammatory bowel disease, ulcerative colitis. Rock Creek also received functional binding data that offers an explanation and a possible mechanism of action for some of the observed effects of Anatabloc®.

Rock Creek also has been involved in human (clinical) trials evaluating the impact of supplementation with anatabine citrate on an inflammatory marker c-reactive protein, or CRP (which is believed to be an indicator of coronary heart disease), on Hashimoto’s autoimmune thyroiditis, in individuals with mild to moderate Alzheimer’s disease and in a multi-site study of Anatabloc® Facial Crème. In February 2012, Rock Creek reported research on the first clinical trial demonstrating that Anatabloc® lowers chronic inflammation measured by CRP levels in the blood. The reported results were obtained in connection with an in-house study undertaken by Rock Creek that involved a group of smokers who had been using Anatabloc® on an extended basis. In October 2012 Rock Creek reported further results, based on an interim look at the results of a second CRP study that was conducted by the Roskamp Institute as the study sponsor.  That interim look showed that 61% of diabetic subjects (11 of 18) taking metformin (the most common drug prescribed for diabetic individuals) had a CRP reduction, as did 38% of the general trial population not taking metformin (31 of 81). Overall, 42 of 99 subjects (42%) had a decrease in CRP after one month of anatabine supplementation.  After further, extensive review of the interim data from this CRP study, Rock Creek and the Roskamp Institute completed the study report, which confirmed the interim findings reported in October 2012. The report further confirmed that the supplement was safe and well tolerated, but that given the cyclical nature of CRP levels further enrollment in the study would not be productive.

On January 7, 2013 Rock Creek reported initial results for its Thyroid health study. Those results suggest that dietary supplementation with anatabine ameliorates the immune system’s targeting of the thyroid gland in cases of autoimmune thyroiditis. On October 31, 2013 the results of the Thyroid Health Study were published on-line in The Journal of Clinical Endocrinology & Metabolism in a peer-reviewed brief report entitled “Anatabine supplementation decreases thyroglobulin antibodies in patients with chronic lymphocytic autoimmune (Hashimoto’s) thyroiditis”.  Also in October 2013 a peer-reviewed article titled, “Effects of Dietary Supplementation with the Solanaceae Plant Alkaloid Anatabine on Joint Pain and Stiffness:  Results from an Internet-Based Survey Study", was published in the journal Clinical Medicine Insights: Arthritis and Musculoskeletal Disorders.

The Alzheimer’s study that is being sponsored by Rock Creek and conducted at the Roskamp Institute began enrolling subjects at the end of August 2012 and is ongoing. As of November 7, 2013, 75 subjects have been screened, 54 subjects have been enrolled in the study and 43 subjects have completed the study. Both the double-blind and open-label portion of the Anatabloc®Facial Crème study have been completed at the end of August 2013.  A total of 109 of the 117 subjects enrolled in the study completed the double-blind portion of the study and 85 of 88 subjects completed the open-label extension.  The study results are currently being analyzed.

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

Licensing and Intellectual Property.   Since 2010 we have filed six United States patent applications relating to our dietary supplement products, uses of the products and product formulations. These included two applications for therapeutic methods involving the administrations of anatabine, its isomers and derivatives thereof for treating chronic inflammation that may be associated with disorders such as thyroiditis, cancer, arthritis, Alzheimer’s disease, and multiple sclerosis, an application for our CigRx® formulation and our Anatabloc® formulation as well as an application for the synthesis of anatabine and an application for a relapse prevention product. In 2013 we filed patent applications for our Anatabloc® Facial Crème formulation and for an anatabine based inhaler for smoking cessation. We also filed an application for a design patent relating to the 20-piece container used for our CigRx® and Anatabloc® products and a divisional application for food grade salts of anatabine. On October 15, 2013, the United States Patent and Trademark Office, or PTO, issued a patent (Patent No. 8,557,999) to Rock Creek covering anatabine citrate, the active component in our company’s Anatabloc® and CigRx®  products.  In June 2012, the PTO, issued a patent to Rock Creek for an improved method of synthesizing anatabine that facilitates large scale commercial production of high purity anatabine. Also, in August 2012, the PTO issued a patent to Rock Creek for an anatabine citrate and yerba mate composition and uses thereof in assisting weight loss and curbing the urge for tobacco. In 2011, the PTO issued a design patent to Rock Creek for the 20-piece dispenser used for our CigRx® and Anatabloc® products. We also have several international applications pending that relate to inflammation-mediated disorders, our anatabine and yerba mate composition, our Anatabloc® formulation, a relapse prevention product and the administration of anatabine, its isomers and derivatives thereof generally, and also for autism and seizure indications.

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

In December 2008, we filed a new United States patent application for a variant of our patented curing technology that results in the production of cured tobacco that contains virtually undetectable levels of carcinogenic TSNAs as measured by prevailing standards and in April 2012, the PTO issued a patent for this curing method. Also in 2012, we filed utility applications for an enriched form of tobacco, an alkaloid composition for e-cigarettes and for a new tobacco product that are currently pending before the PTO. We believe that through the StarCured® process and our related technology we have the ability to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to very low levels (with carcinogenic NNNs and NNKs that measure 200 parts per billion and below) and that we have demonstrated that our process for curing tobacco using these processes can be scaled up to meet broad commercial needs in the United States and abroad. While we have discontinued the manufacturing and sale of tobacco products as of December 31, 2012, we continue to pursue means of collecting royalties for our curing technology through licensing arrangements and through monitoring of the curing practices of industry participants as applicable.

Off-Balance Sheet Arrangements

None.

Results of Operations

Our company’s unaudited condensed consolidated results for the three and nine months month periods ended September 30, 2013 and 2012 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ thousands	2013	2012	2013	2012
Net sales	$2,261	$1,704	$7,289	$4,222
Cost of goods sold	1,416	1,008	4,297	2,375
Gross profit	845	696	2,992	1,847
Total operating expenses	5,470	6,879	24,664	20,309
Operating loss from continuing operations	(4,625)	(6,183)	(21,672)	(18,462)
Other income, net	1,257	7,092	1,356	7,012
Loss from discontinued operations	-	(543)	-	(1,351)
Net( loss)income	$(3,368)	$366	$(20,316)	(12,801)
Basic and diluted loss per common share:
Loss per common share from continuing operations	$(0.02)	$-	$(0.12)	$(0.08)
Loss per common share from discontinued operations	-	-	-	(0.01)
Total loss per common share basic and diluted	$(0.02)	$-	$(0.12)	$(0.09)
Weighted average shares outstanding	168,194,931	146,103,885	167,059,535	144,513,956

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net Sales. For the three months ended September 30, 2013, net sales (gross sales less cash discounts, product discounts and product return allowance) were $2.3 million compared to $1.7 million during same period in 2012. The increase of 32.7% was attributable exclusively to increased Anatabloc® sales volume.

Gross Profit.  We had a gross profit (net sales less cost of goods sold) of $0.8 million for the three months ended September 30, 2013, compared to a gross profit of $0.7 million for the same period in 2012. The improved gross profit is attributable exclusively to the increased Anatabloc® sales volume discussed above.

Total Operating Expenses.  Total operating expenses (comprised of sales and marketing, general and administrative and research and development expenses) were approximately $5.5 million for the three months ended September 30, 2013, a decrease of approximately $1.4 million, or 20.5%, from approximately $6.9 million for the same period in 2012. Sales and marketing expenses increased by approximately $0.6 million while general and administrative expenses decreased by approximately $0.9 million.  Research and development expenses decreased approximately $1.1 million.

Sales and Marketing Expenses.  Sales and marketing expenses were approximately $2.3 million for the three months ended September 30, 2013, an increase of approximately $0.6 million, or 33.1%, from approximately $1.7 million for the same period in 2012. The increase in marketing expense was attributable to the expanded promotion of our Anatabloc® dietary supplement through GNC. Our sales and marketing expenses were approximately the same level in the three months ended September 30, 2013 compared to the three months ended June 30, 2013. As we had indicated in our 10-Q’s filed on May 9, 2013 and August 10, 2013, we anticipate our sales and marketing efforts related to our Anatabloc® dietary supplement to level out for the foreseeable future.

General and Administrative Expenses.  General and administrative expenses were approximately $2.8 million for the three months ended September 30, 2013, a decrease of approximately $0.9 million, or 24.0%, from approximately $3.7 million for the same period in 2012. For the three months ended September 30, 2013, we had lower net non-cash charges of $0.4 million related to stock options and the modification of the time to exercise previously issued stock options; reduced executive salaries of $0.4 million and reductions in executive travel of $0.4 million, partially offset by $0.3 million in increased legal expense related to the government investigation, related civil actions and our management transition. We expect our investigation-related expenses will be lower in the near term as we believe the investigations as to the company are nearing completion. However, we expect to continue to incur in 2013 increased legal expenses (and related cash demands) in connection with the related civil actions and other matters discussed under “Part II-Item 1- Legal Proceedings”and Management Trasnsition  and such expenses and cash demands may be material.

Research and Development Expenses. We expended approximately $0.4 million on research and development in the three months ended September 30, 2013, compared to approximately $1.5 million in the comparable period in 2012. The decrease is due to the reduction in spending on clinical trials which were ongoing in the comparable period in 2012. The research and development cost in the three months ended September 30, 2013 were directed principally toward the ongoing clinical trial for Anatabloc®  Facial Crème and the analysis of results of the Hashimoto’s autoimmune thyroiditis clinical trial. In the three months ended September 30, 2013, we incurred $113 thousand of expense based on the Research and Royalty Agreement with an affiliate of the Roskamp Institute under which we are obligated to pay a royalty of 5% on all Anatabloc® sales. See “Item 1. Business-Our Relationship with the Roskamp Institute” in our 10-K filed on March 18, 2013 for more information relating to our relationship with the Roskamp Institute. We expect our Research and Development expenses to trend lower in the near-term, as we have now completed the analysis and report related to the Hashimoto’s autoimmune thyroiditis clinical trial and the double-blind and open-label portions of the Anatabloc® Facial Crème trial.

Other Income and Expense, Net. Other income net of expenses was $1.3 million for the three months ended September 30, 2013 compared to $7.0 million in net income for the comparable period in 2012, a decrease of $5.7 million. The net income for the three months ended September 30, 2013 was primarily due to the reversal of an accrual of $1.2 million as a result of a resolution of a contingent fee arrangement with  the law firm representing the Company in the RJ Reynolds or, RJR, patent lawsuit.   The $7.0 million in net income for the three months ended September 30, 2012 was primarily due to the settlement of the RJR patent lawsuit which included debt forgiveness and a cash payment to Star in September 2012.

Net Loss.  We had a net loss of approximately $3.4 million for the three months ended September 30, 2013 compared to a net income of approximately $0.4 million for the same period in 2012. The increased net loss for the three months ended September 30, 2013 was primarily due to a reduction of net other income between the two periods.  It was also impacted by increased sales and marketing expenditures promoting Anatabloc® offset, in part, by reductions in research costs related to the completion of clinical trial studies, executive compensation and travel costs, as well as net non-cash charges related to stock options issued and the modification of the time to exercise previously issued stock options.

For the three months ended September 30, 2013, we had a basic and diluted loss per share of $(0.02) compared to a ($0.00) basic and diluted  per share price for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net Sales. For the nine months ended September 30, 2013, net sales (gross sales less cash discounts, product discounts and product return allowance) were $7.3 million compared to $4.2 million during same period in 2012. The increase of 72.7% was attributable exclusively to increased Anatabloc® sales volume.

Gross Profit.  We had a gross profit (net sales less cost of goods sold) of $3.0 million for the nine months ended September 30, 2013 compared to a gross profit of $1.8 million for the same period in 2012. The improved gross profit was attributable exclusively to the increased Anatabloc® sales volume discussed above.

Total Operating Expenses.  Total operating expenses (comprised of Sales and Marketing, General and Administrative and Research and Development expenses) were approximately $24.7 million for the nine months ended September 30, 2013, an increase of approximately $4.4 million, or 21.4%, from approximately $20.3 million for the same period in 2012. General and administrative expenses increased by approximately $1.8 million, and marketing and distribution costs increased by approximately $3.6 million. Research and development costs decreased $1.1 million.

Sales and Marketing Expenses.  Sales and marketing expenses were approximately $7.7 million for the nine months ended September 30, 2013, an increase of approximately $3.6 million, or 86.8%, from approximately $4.1 million for the same period in 2012. The increase in marketing expense was attributable to the expanded promotion of our Anatabloc® dietary supplement.  We expect our sales and marketing expenses to trend lower in the fourth quarter 2013, and the foreseeable future as our sales and marketing efforts related to our Anatabloc® dietary supplement continue to level out.

General and Administrative Expenses.  General and administrative expenses were approximately $14.4 million for the nine months ended September 30, 2013, an increase of approximately $1.8 million, or 14.6%, from approximately $12.6 million for the same period in 2012. For the nine months ended June 30, 2013, we had increased legal expenses of $6.9 million primarily related to our efforts in responding to subpoenas in the government investigation and in connection with our related internal investigation, related civil actions and management transition. This increase was partially offset by reduced net non-cash charges of $2.2 million related to stock options and the modification of the time to exercise previously issued stock options; reduced executive salaries of $1.0 million, which were implemented during the nine months ended September 30, 2013; by reductions of bonuses and salary continuation payments of $0.3 million and by reductions in executive travel payments of $1.4 million. We expect our investigation-related expenses will be  lower in the near term as we believe the investigations as to the company are nearing completion. However, we expect to continue to incur in 2013 increased legal expenses (and related cash demands) in connection with the related civil actions, other matters discussed under “Part II-Item 1- Legal Proceedings,” and management transition, and such expenses and cash demands may be material.

Research and Development Expenses. We expended approximately $2.5 million on research and development in the nine months ended September 30, 2013, a decrease of $1.1 million or 30.0% from approximately $3.6 million for the comparable period in 2012. The research and development cost in the nine months ended September 30, 2013 were directed principally toward the ongoing clinical trial for Anatabloc® Facial Crème and the analysis of results of the CRP and Hashimoto’s autoimmune thyroiditis clinical trials. In the nine months ended September 30, 2013 we incurred $342 thousand of expense based on the Research and Royalty Agreement with an affiliate of the Roskamp Institute under which we are obligated to pay a royalty of 5% on all Anatabloc® sales. See “Item 1. Business-Our Relationship with the Roskamp Institute” in our 10-K filed on March 18, 2013 for more information relating to our relationship with the Roskamp Institute. We expect our research and development expenses to trend lower in the near-term, as we have now completed the analysis and reports related to the CRP and Hashimoto’s autoimmune thyroiditis clinical trials and the double-blind and open-label portions of the Anatabloc® Facial Crème trial.

Other Income and Expense, net. Other income net of expenses was $1.3 million for the nine months ended September 30, 2013 compared to $7.0 million in net income for the comparable period in 2012, a decrease of $5.7 million. The net income for the nine months ended September 30, 2013 was primarily due to the reversal of an accrual of $1.2 million as a result of a resolution of a contingent fee arrangement with the law firm representing the Company in the  RJR patent lawsuit. The $7.0 million in net income for the nine months ended September 30, 2012 was primarily due to the settlement of the RJR patent lawsuit which consisted of debt forgiveness and a cash payment to the Company in September 2012.

Net Loss.  We had a net loss of approximately $20.3 million for the nine months ended September 30, 2013 compared to a net loss of approximately $12.8 million for the same period in 2012. The increased net loss for the nine months ended September 30, 2013 was primarily due to a decrease in net other income between the two periods, as discussed above.  It was also impacted by increases in legal expenses and marketing costs offset, in part, by reduced executive compensation and travel costs, as well as net non-cash charges related to stock options issued and the modification of the time to exercise previously issued stock options.

For the nine months ended September 30, 2013, we had a basic and diluted loss per share of $(0.12) compared to a basic and diluted loss per share of $(0.09) for the nine months ended September 30, 2012.

Liquidity and Capital Resources

 We have been operating at a loss for the past eleven years, which imposes significant cash demands on our business. These conditions were exacerbated by the expenses we incurred in connection with the ongoing investigations, particularly in the second quarter, and which we expect to continue to decrease as these investigations near completion. Our future prospects will be dependent on the distribution and consumer acceptance of our products and related line extensions of those products, our ability to appropriately scale our sales and marketing expenses for these products and manage our overall operating expenses, and our ability to obtain additional capital necessary to support our operations. Increases in revenue will be dependent on increased distribution and consumer acceptance of:

•	Anatabloc®, our nutraceutical dietary supplement for anti-inflammatory support introduced in August 2011

•	Anatabloc® Facial Crème introduced in September 2012 and Anatabloc® Facial Serum introduced in March 2013; and

•	to a lesser degree the licensing of our low-TSNA curing technology and related products.

Since the introduction of Anatabloc®, our revenues have been derived almost entirely from the sales of our anatabine based nutraceutical products and, more particularly, Anatabloc®. Our future prospects also will be dependent on Rock Creek's ability to develop additional nutraceutical products and pharmaceuticals, particularly given our intent to concentrate more effort on the expansion into the area of pharmaceutical products, and on our ability to begin generating income through royalties from the patented tobacco curing process to which we are the exclusive licensee. We continue to market our CigRx® non-tobacco nutraceutical dietary supplement to reduce the desire to smoke, but sales of CigRx® continue to be insignificant.

Following the completion of the three months ended September 30, 2013, we entered into an agreement with two of our Company’s long term shareholders under which we agreed to a reduction of the exercise price of 3,262,023 previously issued warrants in return for the immediate exercise of the warrants for cash. The transaction resulted in proceeds to us of approximately $3.7 million. For a discussion of this financing transaction, see Note 8 “Subsequent Events” of the condensed consolidated financial statements in this Report. We currently believe that, after giving effect to this transaction, we have sufficient funding to support our operations through the third quarter of 2014. However, depending upon, among other factors, product sales levels, the results of ongoing product development initiatives and trials, market conditions, increased expenses beyond what we currently budgeted for 2013 (in particular, our operating expenses or increased expenses related to the corporate transition matters discussed below), increased costs beyond our forecast, and cost associated with the ongoing investigations and civil litigation matters to the extent not covered by insurance, and the price of our common stock, it may be necessary for us to seek additional capital before that time, including debt financing and additional equity offerings. There can be no assurance that we will be successful in obtaining such funding at commercially favorable terms, if at all. If we are unable to raise additional capital (including through the exercise of outstanding warrants and stock options and through private placements of our securities, each of which has been a primary source of our financing in the past) our liquidity may be materially adversely affected. Any equity financing will be dilutive to our existing shareholders.

Corporate Transition Matters

As discussed above, if the corporate transition matters are approved by our stockholders at the 2013 annual meeting, we expect that we will shift to focus our operations more on the development of pharmaceutical products as well as the expansion of our nutraceutical and cosmetic lines of business. The costs and expenses related to the drug development industry may vary significantly from those associated with our nutraceutical supplement and cosmetic lines of business, including costs and expenses related to clinical trials, regulatory compliance and generally bringing to market drug candidates. These factors, among others, may require us to seek additional capital resources.

Summary of Balances and Recent Sources and Uses

As of September 30, 2013, we had a working capital surplus of approximately $7.7 million, which included cash of approximately $8.4 million in current assets, as we experienced increased operating expenses in the nine months ended September 30, 2013. We had cash and cash equivalents of approximately $23.1 million at December 31, 2012.

Net Cash From Operating Activities.  During the nine months ended September 30, 2013, approximately $17.3 million of cash was used in operating activities compared to approximately $11.3 million of cash used in operating activities during the same period in 2012. Cash used in operations was approximately $6.0 million higher during the nine months ended September 30, 2013 as compared to the same period in 2012, due primarily to increased payments for legal fees related to our response to subpoenas in the government investigation and our related internal investigation, partially offset by reductions in inventory to support our product sales of Anatabloc®.

Net Cash From Investing Activities.  During the nine months ended September 30, 2013, we generated $24 thousand from investing activities, as we continue to receive royalty payments from the licensing of trademarks related to the sale of our cigarette business in 2007. During the corresponding period in 2012 we had cash net usage of $(18) thousand with cash used for property and equipment acquisition and intangible assets offset, in part, with cash received from licensing of cigarette trademarks royalty of $22 thousand.

Net Cash From Financing Activities.  During the nine months ended September 30, 2013, we generated net cash from financing activities of $4.1 through the exercise of warrants. During the same period in 2012, we generated net cash from financing activities of approximately $11.9 million, primarily through the exercise of warrants and stock options for $11.9 million and the sale of common stock for gross proceeds of approximately $1.7 million, offset in part, by debt payments of $1.7 million.

Net Cash Used in MSA Escrow Payments. Given the fact that we discontinued the sale of cigarettes in June 2007, we do not have any ongoing obligation to make any deposits into escrow. During the nine months ended September 30, 2013 we did not make any deposits for the sale of cigarettes in the MSA states. During the nine months ended September 30, 2012 we deposited $113 thousand into escrow for sales from 2006 in one MSA state, based on an audit of cigarette sales for that year.

Cash Demands on Operations

During the nine months ended September 30, 2013, we had losses from continuing operations that totaled $(20.3) million. See “Overview” and “Results of Operations” above for a discussion of our increased operating expenses that resulted in increased use of cash during the first nine months of 2013.

Contingent Liabilities and Cash Demands

Litigation Costs. We have paid or accrued all existing obligations. Also, as part of our fee arrangements in certain litigation matters, we had agreed to pay counsel a percentage of any damage awards, a percentage of the resulting payments we actually received in the event that the litigation was resolved in our favor or a result fee in return for a cap on fee payments during the litigation. In connection with the settlement of the RJR litigation, we accrued $1.2 million with respect to a contingent fee arrangement with counsel relating to that litigation. Based on an agreement reached with counsel in the RJR matter in July 2013, we are accounting for this item as a contingent liability beginning in the third quarter of 2013. See Note 7 of the condensed consolidated financial statements in this Report for a further discussion of this contingent liability.

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

Government Investigation. See the information above under “Overview-Investigations” for a discussion of the government investigation and our related internal investigation.

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of September 30, 2013, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

Virginia Sales and Use Tax Assessment

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against us in the amount of $860,115. We applied for a correction of the assessment and an  abatement of the tax on the grounds that our tobacco curing barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, our company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to our company. On August 10, 2010 the Commonwealth of Virginia responded to our request for reconsideration of the state’s sales and use tax assessment with respect to our tobacco curing barns. The Commonwealth disagreed with our position that the barns are part of the manufacturing process and, therefore, exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption, concluding that the barns are taxable under the Commonwealth’s sales tax laws and regulation. On July 14, 2011 we filed a lawsuit in the Circuit Court for Mecklenburg County, Virginia seeking a determination that the purchase of our company’s curing barns was exempt from Virginia sales and use tax and an abatement of all taxes and interest assessed against our company by Virginia’s Commissioner of Revenue. The Commonwealth of Virginia filed an answer to our complaint on July 29, 2011 asserting that the assessment amount was properly determined. The case is currently in the pre-trial phase of discovery and a trial date has been set for December 13 and 14, 2013. The sales and use tax assessment plus penalties and interest together, as of September 30, 2013, totaled approximately $1.9 million. Interest will continue to accrue during our company’s pursuit of a resolution of this matter.

Class Action Lawsuits

Three individuals, Francis J. Reuter, Charles Boravian and Marty Cole, filed separate similar purported class actions on behalf of putative classes of persons or entities collectively encompassing those who purchased or otherwise acquired shares of our common stock between October 31, 2011 and March 18, 2013. The first action was filed on or about March 25, 2013 in the United States District Court for the Eastern District of Virginia, Francis J. Reuter v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00183-JAG (the “Reuter Action”). The Reuter Action named as defendants us, our subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of our officers and/or employees. The second action was filed on or about March 26, 2013 in the United States District Court for the District of Massachusetts, Boravian v. Star Scientific, Inc. et al. D. Mass. 13-1-695-DJC (the “Boravian Action”). The Boravian Action named as defendants our company and Jonnie R. Williams Sr. The Third action was filed on or about May 7, 2013 in the United States District Court for the Eastern District of Virginia, Cole v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00287-JAG (the “Cole Action”). The Cole Action names as defendants, us, our subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of our officers and employees. In general, the complaints collectively allege that our company and the individual defendants violated Section 10(b) under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as related to statements made by us regarding our past and future prospects and certain scientific data relating to our products, as well as related to unspecified private placements and related party transactions we have engaged in since 2006.  The Reuter Action and the Cole Action have been consolidated and a lead plaintiff was appointed by the Court in the consolidated cases on June 21, 2013. Pursuant to a joint scheduling order in place in these cases, plaintiff filed a consolidated operative complaint on September 5, 2013 and defendants filed a motion to dismiss the consolidated operative complaint on October 25, 2013. It is anticipated that briefing on the motion to dismiss will be completed in thirty to forty-five days and the case will then be set for hearing and consideration by the court. The Boravian Action was voluntarily dismissed by the plaintiff following a motion by our company and the other defendants to transfer that case and have it consolidated with the two cases pending in the United States District Court for the Eastern District of Virginia. We intend to continue to defend vigorously these claims. However, at this time, we cannot predict the probable outcome of these claims. Accordingly, no amounts have been accrued in our consolidated financial statements.

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

Demands for Inspection of Books and Records and for Investigation

Two individuals, Bruce A. Welker and Michael Weber, have written to our company requesting that we produce various books and records pursuant to Delaware Code Section 220.  Mr. Welker’s letter was dated May 31, 2013 and the letter sent on behalf of Mr. Waber was dated June 5, 2013. We have responded by letter to these demands and are currently discussing the scope of the requests made. One individual, Steven Segall, has written to our company’s Board of Directors and demanded that the Board investigate certain claims and take appropriate remedial action in response to alleged wrongdoing that took place between 2010 and 2013. Our company advised Mr. Segall that our Board of Directors would review the issues raised in his demand letter and further respond once that review is complete.  That review is currently ongoing.

Item 1A.	Risk Factors

 There have been no material changes to the risk factors previously disclosed in “Part I - Item 1A. Risk Factors” of our 2012 10-K filed on March 18, 2013 and our March 30, 2013 10-Q filed on May 10, 2013.

Item 5.	Other Information

                At a meeting of the Board of Directors held on November 5, 2013, the Board voted to amend the stock options previously issued to the Company’s current Board members (including our executive officers who are also Board members) to provide that at such time that any of the current Board members are no longer serving in that capacity or as an employee or consultant to the Company, they would continue to have the right to exercise on previously issued stock options through the date of expiration of the options.

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

STAR SCIENTIFIC, INC.

Date: November 12, 2013	/s/ Park A. Dodd, III
Authorized Signatory and
Chief Financial Officer

