Form 10-K
period 2013-12-31
STAR SCIENTIFIC INC
filed 2014-03-17
CIK 776008

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No ☑

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 30, 2013 was approximately $171.4 million. Shares of voting stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding for each class common equity as of March 7, 2014, 172,607,230 shares of common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than April 30, 2014, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

2

ITEM 14. Principal Accounting Fees and Services	45

PART IV

ITEM 15. Exhibits, Financial Statement Schedules	45

SIGNATURES	46

INDEX TO EXHIBITS	47

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	56

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, including the continued development and market acceptance of our nutraceutical products, the effect of any competitive products, our ability to license and protect our intellectual property, our ability to raise additional capital in the future that is necessary to maintain our business, changes in government policy and/or regulation, potential litigation by or against us, any governmental review of our products or practices (including as related to the FDA warning letter we have received), the outcome of the ongoing investigations, the risks and uncertainties related to the corporate transition matters (including our significant shift to focus on drug development) and related items discussed herein. Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Item 1A. Risk Factors”.

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

Overview

In recent years, we have engaged primarily in the sale of nutraceutical dietary supplements and cosmetic products, and pursuing ongoing research and development by our subsidiary, Rock Creek Pharmaceuticals, of related dietary supplements and pharmaceutical products.  As previously disclosed and as discussed below, in December 2013 we underwent a fundamental corporate transition that significantly changed our operational direction to focus on drug development.  We expect that, by leveraging the underlying science and clinical data accumulated by us in relation to our existing products, we will be able to focus our operations on the research and development of drug candidates.  It is anticipated that much of these research and development efforts will initially focus on developing our anatabine compound as a potential drug candidate.  We also continue to operate our nutraceutical supplement and cosmetic lines of business and have been evaluating the prospects for this part of our business in light of our corporate transition and the matters raised in a warning letter we recently received from the Food and Drug Administration, or FDA, regarding our CigRx® and Anatabloc® dietary supplements (discussed below).

Our History and the Corporate Transition

Prior to the corporate transition in December 2013, our business strategy focused on selling nutraceutical dietary supplements that provide anti-inflammatory support and decrease the urge to smoke.  We also have been involved in selling an associated line of cosmetic products, pursuing ongoing research and development by Rock Creek of related dietary supplements and pharmaceutical products, and to a much lesser degree seeking to license our low-TSNA curing technology and related products.  In late 2013, our senior management and Board of Directors determined to undertake certain significant corporate changes in order to better take advantage of the potential opportunities in the area of pharmaceutical products, including the development of products approved by the FDA.  In December 2013, our stockholders approved various matters necessary to effect the corporate transition.  As part of the corporate transition, Michael J. Mullan, MBBS (MD), PhD was appointed our Chief Executive Officer and Chairman of our Board of Directors, and Christopher C. Chapman, MD was appointed our President.  In addition to these significant management changes, our shareholders elected a new Board of Directors consisting of five new directors (including Dr. Mullan) and one existing director (Dr. Chapman).

The corporate transition was driven, in large part, by our belief that our company has evolved such that, from an operational standpoint, it was in our best interest to focus more on pharmaceutical products because there is potential for greater revenue growth through pharmaceutical product sales (for various reasons, including market acceptance of FDA-approved pharmaceutical products, the ability to market such products on a broader scale and recent Anatabloc® research in support of the feasibility of pursuing FDA applications.  In this regard, Drs. Mullan and Chapman have extensive experience in the commercial aspects of the development, approval process and marketing of pharmaceutical products.  Additionally, we will be required to generate the appropriate preclinical and clinical data needed for Investigational New Drug, or IND, applications related to pharmaceutical products. Drs. Mullan and Chapman are highly experienced in this area. Dr. Chapman has extensive experience with the IND process that will be invaluable as part of the Company’s strategy going forward. Further, Dr. Mullan has strong scientific credentials that will be necessary to generate the information for the IND process as well as interacting with applicable scientific consultants and others with respect to the IND process.

Recent Financing Transaction

On March 12, 2014, we entered into a series of equity and financing transactions that resulted in gross cash proceeds to our Company of approximately $9.3 million and cash availability under a credit facility of approximately $5.8 million, for total available funds of $15.1 million. Under one transaction, holders of previously held warrants with strike prices ranging from $1.50 to $2.00 agreed to immediately exercise on an aggregate of 4.2 million warrants at a reduced strike price of $1.00 per share.  The investors also were issued new warrants for an equal number of shares that have a term of seven years and a strike price of $1.00 per share.  This transaction resulted in proceeds of $4.2 million.  Under another transaction we sold 5.1 million shares with a matching warrant for 5.1 million shares to investors at $1.00 for the shares and warrant shares.  This transaction resulted in proceeds to us of $5.1 million. Finally, we entered into a credit facility with another investor under which that investor agreed to loan us up to $5.8 million (subject to specified limitations and exceptions).  The credit facility provides for an annual interest rate of 3% on any funds drawn by us.  It also provides the lender with the option to convert any loan amount to a unit of our common stock and a matching seven-year warrant at a conversion price of $1.00 per unit.  For more information related to this financing, See Item 9B, “Other Information” in this Report.

Our Strategy

As discussed below, we expect to primarily focus on leveraging the underlying science and clinical data accumulated by our Company in relation to our existing nutraceutical products in order to develop drug candidates. Secondarily, we will continue to seek profitability from the existing dietary supplement part of the business and our low-tobacco specific nitrosamine, or low-TSNA, curing technology.

Existing Products; FDA Warning Letter

We historically have focused on utilizing certain alkaloids found in the Solanacea family of plants, which includes potatoes, tomatoes, and eggplants, initially to address issues related to the desire to smoke or use of other traditional tobacco products. More recently, we have concentrated on the anti-inflammatory aspects of one of those alkaloids, anatabine. Currently, Rock Creek manufactures and sells two nutraceutical dietary supplements: Anatabloc®, for anti-inflammatory support, and CigRx ®, for assistance in fighting the urge to smoke cigarettes. Rock Creek also has been involved in the development of a cosmetic line of products that utilizes our anatabine compound to improve the appearance of the skin. We introduced Anatabloc ® Facial Crème in September 2012 and related line extensions in 2013.  Since the introduction of Anatabloc ®, our revenues have been derived almost exclusively from the sale of our anatabine based nutraceutical products and, more particularly, Anatabloc ®.  We do not expect to recognize any revenues related to our drug development initiatives for the foreseeable future.  See “Our Dietary Supplements and Related Products” below for more information related to our existing product portfolio.

We had been developing a “time-release” version of our Anatabloc® dietary supplement.  However, for the reasons discussed below related to the FDA, we are not proceeding with the development of the “time-release” version of Anatabloc® at this time.

On December 24, 2013, we received a warning letter from the FDA regarding our CigRx® and Anatabloc® dietary supplements.  In the letter, the FDA asserted that CigRx® and Anatabloc® were not properly marketed as dietary supplements, since our company had not filed a New Dietary Ingredient Notification for anatabine as a dietary ingredient prior to the introduction of our dietary supplements.  The FDA also claimed that certain materials on our websites, including published research articles, contained drug claims for Anatabloc®.  We responded to the FDA’s letter on January 31, 2014 contesting the FDA’s position with respect to the status of our dietary supplements and noting that we had voluntarily removed website and other materials objected to by the FDA.  We are currently communicating with the FDA in an effort to reach an amicable resolution of the issues asserted in the warning letter.  In light of our receipt of the FDA letter, we have currently limited the advertising and marketing of our dietary supplements and information available on our website regarding our dietary supplement products.

Drug Development

Anatabine.  We intend to leverage the underlying science and clinical data accumulated by us in relation to our existing products to advance our drug development program.  Our desire to more aggressively pursue a drug development program was the driving force behind the corporate transition in December 2013.  Using our existing technology and intellectual property, we intend to seek to identify human diseases most responsive to the pharmacologic and biologic properties of our compounds.  Specifically, we intend to develop anatabine and related compounds as drug candidates because we believe that anatabine exhibits drug-like properties including, for instance, binding to known pharmacologically relevant receptors and exhibiting biological effects relevant to disease states in preclinical models. Further, there are existing anecdotal reports and clinical studies that suggest that anatabine and related compounds have the potential to be drug candidates.  We believe that a critical aspect of this strategy is that the preclinical animal and anecdotal human data suggest anatabine has the potential to impact a number of inflammatory disorders in addition to being able to modulate certain brain receptors.  This is potentially important, for instance, in mitigating nicotine addiction.

Part of our drug development strategy is to leverage the previous and ongoing research and development efforts of Rock Creek, much of which had been undertaken in conjunction with the Roskamp Institute.  In particular, in his position as Chief Executive Officer of the Roskamp Institute, Dr. Mullan has been intimately involved with the research being conducted with respect to anatabine over the last four years.  This research shows that in a number of preclinical cell based and animal models anatabine inhibits the activation of Nuclear Factor Kappa B (NFK-B), a critical regulatory protein complex responsible for the generation of inflammatory molecules in a wide range of inflammatory conditions.  As a result, in these preclinical models of inflammatory conditions, in the presence of anatabine, there is reduced activation of inflammatory cells, reduced release of inflammatory molecules and reduced tissue damage.  Research conducted by the Roskamp Institute also demonstrates that anatabine is well tolerated in anti-inflammatory doses in animal models.

Drug Development Process; IND/NDA.  The results of the quality and pre-clinical tests/studies, in addition to any non-clinical pharmacology, are submitted to the FDA along with the initial clinical study protocol as part of the initial IND and are reviewed by the FDA before the commencement of human clinical trials. Unless the FDA objects to it, an IND becomes effective 30 days following its receipt by the FDA. The FDA reviews all protocols, protocol amendments, adverse event reports, study reports, and annual reports in connection with a new pharmacological product.

We intend to submit an IND with the FDA related to our drug development of anatabine and related compounds.  While we cannot predict the precise timing of our submission, we currently expect to file our IND during the second quarter of 2014.

Clinical trials involve the administration of a new drug to humans under the supervision of qualified investigators. The protocols for the trials must be submitted to the FDA as part of the IND. Also, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board, or IRB, which considers, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution conducting the clinical trials.

Clinical trials are typically conducted in three sequential phases (Phase I, Phase II, and Phase III), but the phases may overlap. Phase I clinical trials test the drug on healthy human subjects for safety and other aspects, but usually not effectiveness. Phase II clinical trials are conducted in a limited patient population to gather evidence about the efficacy of the drug for specific purposes, to determine dosage tolerance and optimal dosages, and to identify possible adverse effects and safety risks. When a compound has shown evidence of efficacy and acceptable safety in Phase II evaluations, Phase III clinical trials are undertaken to evaluate and confirm clinical efficacy and to test for safety in an expanded patient population at clinical trial sites in different geographical locations.  The FDA and other regulatory authorities require that the safety and efficacy of therapeutic product candidates be supported through at least two adequate and well-controlled Phase III clinical trials (known as Pivotal Trials).  The successful completion of Phase III clinical trials is a mandatory step in the approval process for the manufacturing, marketing, and sale of drug products.

In the United States, the results of quality, pre-clinical studies and clinical trials, if successful, are submitted to the FDA in a New Drug Application, or NDA, to seek approval to market and commercialize a drug product for a specified use. The NDA is far more specific than the IND and must also include proposed labeling and detailed technical sections based on the data collected. The FDA is governed by the Prescription Drug User Fee Act (or PDUFA) regarding response time to the application, which is generally 12 months (and shorter for a priority application). It may deny an NDA if it believes that applicable regulatory criteria are not satisfied. The FDA also may require additional clarifications on the existing application or even additional testing for safety and efficacy of a drug.

We cannot be sure that any of our proposed products (including anatabine-based drugs) will receive FDA approval. The multi-tiered approval process means that our products could fail to advance to subsequent steps without the requisite data, studies, and FDA approval along the way. Even if approved by the FDA, our products and the facilities used to manufacture our products will remain subject to review and periodic inspection by the FDA.

Our Dietary Supplements and Related Products

Dietary Supplements

We currently manufacture and market two nutraceutical, dietary supplements through Rock Creek. Our Anatabloc® product, which provides anti-inflammatory support, was introduced into the market in August 2011 and we introduced an unflavored version of Anatabloc ® in mid-2012. Our CigRx ® product, that is designed to curb the urge to smoke, was introduced in the market in August 2010. Both of these products utilize as the primary dietary ingredient anatabine citrate, a compound that is based on the anatabine alkaloid found in the Solanacea family of plants. The development of both Anatabloc ® and CigRx ® grew out of our prior research and development efforts relating to tobacco alkaloids that were known to have certain MAO inhibiting properties.

Our Anatabloc® product is being sold through our interactive website, a customer service center and on a consignment basis through General Nutrition Corporation, or GNC, a retailer of dietary supplements. GNC began selling Anatabloc® through its online store in early 2012 and Anatabloc® is now available at GNC’s more than 4,000 retail locations throughout the country. Initially, marketing of Anatabloc® was directed toward physicians and other healthcare professionals. More recently we have been focusing our marketing efforts on athletes and other groups of individuals who are frequently seeking to maintain healthy levels of inflammation. CigRx ® is being marketed through our interactive website and customer service centers and, to a lesser extent, at retail locations in the Richmond, Virginia metropolitan area. See “-Our Sales and Marketing Efforts- Dietary Supplement” for a discussion of our manufacturing, storage, order processing and delivery arrangements with third parties related to Anatabloc ® and CigRx ®.

Since the introduction of Anatabloc ® in August 2011, almost all of our revenues have been generated by the sales of Anatabloc® and, to a much lesser degree, CigRx®, each of which are manufactured and sold by Rock Creek.

Facial Creme and Related Cosmetics

Rock Creek also manufactures Anatabloc® Facial Crème, an anatabine citrate based face cream designed to improve the appearance of the skin. This product is being sold on our interactive website and promoted through select dermatology practices. In February 2013 GNC also began carrying the face cream on its website. In 2013 Rock Creek also introduced Anatabloc® Revitalizing Facial Serum and Anatabloc® Clarifying Facial Cleanser.  These products are available on our website and our Anatabloc® Facial Crème and Revitalizing Facial Serum are also available on GNC’s online store and at select GNC franchise stores.

Other Nutraceutical Products and Related Research Initiatives

Through Rock Creek, we have explored the development of: (a) other related nutraceutical products that may assist in stabilizing metabolism; and (b) pharmaceuticals for a range of conditions, including arthritic conditions, inflammatory bowel disorders, Alzheimer’s disease, and multiple sclerosis. We are working with the Roskamp Institute and other research institutions to further our research on our anatabine and related compounds.  See below “Our Current Product Development Initiatives.”  This research included:

•	a multi-site clinical trial of Rock Creek’s anatabine compound to examine its effect on chronic inflammation in individuals who have elevated blood levels of C-reactive protein, or CRP;

•	an in-house clinical trial of approximately 100 smokers to determine the potential for Anatabloc® to lower CRP levels and curb the urge to smoke;

•	a clinical study to determine the effect of Rock Creek’s anatabine compound on Hashimoto’s autoimmune thyroiditis;

•	a clinical study of the safety and tolerability of anatabine citrate on individuals with mild to moderate Alzheimer’s diseases; and

•	a dermatological study related to the use of our Anatabloc® Facial Créme.

We expect that, as a result of the corporate transition, our research and development efforts in 2014 will shift to focus on the development of anatabine and related compounds as drug candidates.  In particular, our efforts will focus on conducting the research and development efforts required not only to submit an IND with the FDA related to our drug development of anatabine and related compounds, but also with respect to clinical trials related to the various phases (Phase I, Phase II, and Phase III) of the drug development process should we be permitted to initiate studies under our IND.  Thus, we expect our research and development efforts with respect to our dietary supplement and cosmetic products will be minimized from levels in prior years given the attention we anticipate giving to our drug development program.

In 2014 we anticipate filing an IND to cover one or more disease indications.  Assuming that we are permitted to initiate clinical trials under the IND, we anticipate beginning Phase I clinical trials in 2014 and completing those trials in later this year. Thereafter, we expect to enter Phase II trials in early 2015.  For information related to the costs and expenses related to research and development for drug products, see “Item 7. Management’s Discussion and Analysis of Results of Operations.”

Our Technology

Our Intellectual Property Initiatives Relating to Anatabine and Related Compounds and Anatabine Citrate Based Products

Since 2010 we have filed United States patent applications relating to the active ingredient of our dietary supplement products, uses of the products and product formulations. These included:

•	two applications for therapeutic methods involving the administrations of anatabine or an isomer or salts thereof, for treating chronic inflammation that may be associated with disorders such as thyroiditis, cancer, arthritis, Alzheimer’s disease and multiple sclerosis;

•	an application for our CigRx® and our Anatabloc® formulations;

•	an application for the synthesis of anatabine and an application for a relapse prevention product;

•	an application for an inhaler that would use anatabine for smoking cessation;

•	an application for a beverage product containing anatabine or a derivative or salt thereof; and

•	an application for a skin care product containing anatabine or a derivative thereof.

We also filed an application for a design patent relating to the 20-piece container used for our CigRx® and Anatabloc® products and a divisional application for food grade salts of anatabine.

In 2013 the United States Patent and Trademark Office, or PTO, issued a patent to Rock Creek covering anatabine citrate under our divisional application for food grade salts of anatabine. In June 2012 the PTO issued a patent to Rock Creek for an improved method of synthesizing anatabine that facilitates large scale commercial production of high purity anatabine and in August 2012, issued a patent to Rock Creek for an anatabine and yerba mate composition and uses thereof in assisting weight loss and curbing the urge for tobacco. In 2011 the PTO issued a design patent to Rock Creek for the 20-piece dispenser used for our CigRx ® and Anatabloc ® products.  We also have several foreign and international applications pending that relate to our Anatabloc ® product, a relapse prevention product and the administration of anatabine, its isomers and any derivatives thereof for treating inflammatory mediated disorders generally, and also for autism and seizure indications.  In 2014 Rock Creek filed a divisional application with method claims in connection with its prior application for the Anatabloc® formulation and in lieu of the previously filed application.

Our Current Product Development Initiatives

Dietary Supplements and Pharmaceutical Products

Since 2011, Rock Creek, the Roskamp Institute and researchers at Johns Hopkins University, have completed and reported on a number of studies designed to assess the safety and tolerability of anatabine and its ability to lower chronic inflammation in a variety of pre-clinical (non-human) and clinical (human) settings.  One study conducted by the Roskamp Institute and reported in the European Journal of Pharmacology showed that anatabine lowered levels of amyloid production both in the test tube and when administered to mice vulnerable to accumulation of amyloid which, at excessive levels, damages brain tissue.  A second manuscript written by the same researchers and published online in The European Journal of Pharmacology in 2012 and in manuscript form in January 2013, further characterized the anti-inflammatory effects of anatabine in several types of animal tissues, in human cells, and in human whole blood. The Roskamp Institute also presented results of pre-clinical studies of anatabine in mouse models of multiple sclerosis, traumatic brain injury, and Alzheimer’s disease at the Neuroscience 2012 conference held in New Orleans in October 2012.  In January 2013, the results of the animal multiple sclerosis study were published in PLoS One under the title “Amelioration of Experimental Autoimmune Encephalomyelitis by Anatabine.”  Further, a pre-clinical investigator-initiated and independently funded study from Johns Hopkins that examined the effect of anatabine supplementation in a mouse model of autoimmune thyroiditis was published in September 2012 in an article entitled, “Anatabine Ameliorates Experimental Autoimmune Thyroiditis” in the Endocrine Society’s journal, Endocrinology (Endocrinology. 2012 Sep; 153(9):4580-7).

In 2013, Rock Creek received positive results from a study conducted by researchers at the University of Virginia Medical School investigating the effects of anatabine in an animal model of ulcerative colitis. Rock Creek also received functional binding data from a study it sponsored that offers an explanation and a possible mechanism of action for some of the observed effects of anatabine.

 Rock Creek also has been involved in human (clinical) trials evaluating the impact of supplementation with anatabine citrate on an inflammatory marker, (C-reactive protein, which is also believed to be an indicator of coronary heart disease), on Hashimoto’s autoimmune thyroiditis, the safety and tolerability of anatabine supplementation in individuals with mild to moderate Alzheimer’s disease and in a multi-site study of Anatabloc ® Facial Crème. In February 2012, Rock Creek reported research on the first clinical trial demonstrating that Anatabloc ® lowers chronic inflammation measured by CRP levels in the blood. The reported results were obtained in connection with an in-house study undertaken by Rock Creek that involved a group of smokers who had been using Anatabloc ® on an extended basis.  In October 2012 Rock Creek reported further results, based on an interim look at the results of a second CRP study that was conducted by the Roskamp Institute as the study sponsor.  That interim look showed that 61% of diabetic subjects (11 of 18) taking metformin (the most common drug prescribed to diabetics) had a CRP reduction, as did 38% of the general trial population not taking metformin (31 of 81). Overall, 42 of 99 subjects (42%) had a decrease in CRP after one month of anatabine supplementation.  After further, extensive review of the interim data from this CRP study, Rock Creek and the Roskamp Institute completed the study report, which confirmed the interim findings reported in October 2012. The report further confirmed that the supplement was safe and well tolerated, but that given the cyclical nature of CRP levels further enrollment in the study would not be productive.

On January 7, 2013 Rock Creek reported initial results for its Thyroid health study. Those results suggest that dietary supplementation with anatabine ameliorates the immune system’s targeting of the thyroid gland in cases of autoimmune thyroiditis. On October 31, 2013 the results of the Thyroid Health Study were published on-line in The Journal of Clinical Endocrinology & Metabolism in a peer-reviewed brief report entitled “Anatabine supplementation decreases thyroglobulin antibodies in patients with chronic lymphocytic autoimmune (Hashimoto’s) thyroiditis”.  Also in October 2013 a peer-reviewed article titled, “Effects of Dietary Supplementation with the Solanaceae Plant Alkaloid Anatabine on Joint Pain and Stiffness:  Results from an Internet-Based Survey Study", was published in Clinical Medicine Insights: Arthritis and Musculoskeletal Disorders.

The Alzheimer’s study that is being sponsored by Rock Creek and conducted at and paid for by the Roskamp Institute began enrolling subjects at the end of August 2012. As of March 1, 2014, 83 subjects had been screened, 62 subjects had been enrolled in the study and 53 subjects had completed the study. This study has now been suspended pending filing of an IND but an interim analysis is anticipated, the results of which may influence the decision to proceed with the study under an IND. Both the double-blind and open-label portion of the Anatabloc ® Facial Crème study were completed at the end of August 2013.  A total of 109 of the 117 subjects enrolled in the study completed the double-blind portion of the study and 85 of 88 subjects completed the open-label extension.  The study report is in preparation, but a first look at the data shows that both the active and placebo treatments produced marked improvement in both investigator and subject-rated measures of appearance and severity of conditions.

In 2012, the Roskamp Institute completed human pharmacokinetics and dose response studies relating to anatabine citrate.  Further, in 2012 and 2013 Harvard University’s McLean Hospital continued follow-up research relating to its initial assessment of the abuse potential for anatabine as an alkaloid of tobacco and those results were published in two peer-reviewed articles in 2014: Caine SB et al., Nicotine-like behavioral effects of the minor tobacco alkaloids nornicotine, anabasine, and anatabine in male rodents. Exp Clin Psychopharmacol, 2014 Feb;22(1):9-22.; and Mello NK et al., Anatabine significantly decreases nicotine self-administration. Exp Clin Psychopharmacol, 2014 Feb;22(1):1-8.

In 2009 and 2010 our company completed initial research relating to anatabine citrate in connection with the development of our CigRx ® dietary supplement.

Our ability to continue our research efforts, including advancement of the research and development activities of Rock Creek, will depend in large part on our working capital constraints and our ability to procure funding for these initiatives. See “Item 7. Management’s Discussion and Analysis of Results of Operations-Liquidity and Capital Resources” and our consolidated financial statements included in “Item 15. Exhibits, Financial Statement Schedules” of this Report for further information on our working capital constraints and results of operations.

Our Relationship with the Roskamp Institute

The Roskamp Institute is a private medical research organization in Sarasota, Florida whose stated purpose is understanding causes of and finding cures for neuropsychiatric and neurodegenerative disorders and addictions. In 2010 and 2011, respectively, Robert G. Roskamp, the founder of the Roskamp Institute, purchased from us for cash, (i) 769,230 shares of our common stock and warrants to purchase an additional 769,230 shares at an exercise price of $1.50 per share, and (ii) 254,452 shares and warrants to purchase an additional 254,452 shares at an exercise price of $4.00 per share. We have entered into a Research and Royalty Agreement with an affiliate of the Roskamp Institute pursuant to which we pay royalties of 5% of Anatabloc ® sales to this affiliate (such royalties being equal to $50, $301 and $431 thousand for the years 2011, 2012 and 2013, respectively). During the same three year period the Company has paid research related fees of $1.1, $1.1 and $0.7 million to the Roskamp Institute.

In addition, Dr. Mullan, our Chief Executive Officer, is also the Chief Executive Officer of the Roskamp Institute.

Our Sales and Marketing Efforts; Current Limitations on Marketing

Our Rock Creek subsidiary currently manufactures and sells a nutraceutical, dietary supplement Anatabloc® as well as an unflavored version of Anatabloc ®. Our Anatabloc ® product is being sold through our interactive website, a customer service center and on a consignment basis through GNC, a retailer of dietary supplements. GNC began selling Anatabloc® through its online store in early 2012. In March 2012, GNC began carrying Anatabloc® at its company-owned stores and franchised retail locations. Anatabloc ® is now available at GNCs more than 4,000 retail locations throughout the country and in February 2013 our Company received GNC’s 2012 top vendor award for product innovation in the “wellness” product category. Initially, marketing of Anatabloc® was directed toward physicians and other healthcare professionals. More recently we have been focusing our marketing efforts on athletes and other groups of individuals who regularly are seeking to maintain healthy levels of inflammation.

In February 2012, we entered into an endorsement agreement with Fred Couples, a member of the PGA golf tour, under which Mr. Couples has acted as our initial brand ambassador for Anatabloc ® and has been active in promoting Anatabloc ® at various PGA golf events and other settings. On January 7, 2013 we announced that tennis pro John Isner, who has been a member of the ATP tour since 2007, had become our second brand ambassador for Anatabloc ®. The selection of John Isner as our company’s second brand ambassador is consistent with our focus on the use of Anatabloc ® in dealing with the type of muscle soreness that typically is experienced by professional athletes and others who regularly are engaged in vigorous physical activity.  In September 2013, we entered into an agreement with Hall of Fame golfer Nancy Lopez, under which she became the first female brand ambassador for Anatabloc®.  Mr. Couples, who was inducted into the World Golf Hall of Fame in 2013, continues to be the principal brand ambassador for Anatabloc ®.

CigRx®, our non-nicotine, non-tobacco dietary supplement, which is designed to temporarily reduce the desire to smoke, was introduced into the market in August 2010. CigRx® is being sold through our interactive website and through retail outlets in the Richmond, Virginia metropolitan area.  Since the introduction of Anatabloc ® sales of CigRx ® have been de minimis.

Anatabloc® Facial Crème was introduced on September 10, 2012 as a cosmetic to improve the appearance of the skin and in 2013 we introduced line extensions consisting of Anatabloc® Revitalizing Facial Serum and Anatabloc® Clarifying Facial Cleanser. We currently sell our cosmetic products through our interactive website and a customer service center. GNC also carries our Anatabloc ® Facial Crème and Revitalizing Facial Serum on its website and these products are available at select GNC franchise stores.

In light of the FDA warning letter we received in December 2013, as discussed above, we have currently limited the marketing of our dietary supplements, though we continue to sell those supplements through our existing channels.  Depending on the outcome of our discussions with the FDA regarding its letter, and our strategy to place a greater focus on drug development, we may reevaluate our marketing strategy with respect to our dietary supplements and related products.

Our Availability of Raw Materials, Manufacturing and Distribution Capabilities

Dietary Supplements and Cosmetic Products

We obtain all of the raw materials and packaging supplies for the manufacture of our Anatabloc®, Anatabloc® cosmetics and CigRx ® products from various vendors and we maintain an inventory of critical raw materials and packaging at the manufacturing location where these products are produced. We believe that the vendors from whom we obtain raw materials and packaging have sufficient capacity to meet our supply needs on a timely basis and to allow us to maintain inventory levels adequate to meet expected sales volume for the foreseeable future.

We have outsourced the product manufacturing for Anatabloc®, our Anatabloc® cosmetics and CigRx® to companies who we believe comply with FDA requirements of current Good Manufacturing Practices, or cGMP, that have sufficient capacity to provide us finished product on a timely basis and at quantities necessary to fulfill expected product sales volume for the foreseeable future.  To facilitate this contract manufacturing arrangement, we purchased and installed, at the manufacturing location for our Anatabloc ® and CigRx ® products, certain dedicated packaging equipment that is used in conjunction with the production of Anatabloc ® and CigRx ® in our patented 20-piece dispensing packs.  All other packaging configurations are packed on standard machinery owned by the contract manufacturers.  The special packing machinery used to pack our 20-piece dispensing packs, while located at the contract manufacturer’s facility, remains titled in our company’s name.

We have outsourced the storage, order processing and delivery of Anatabloc®, Anatabloc® cosmetics and CigRx ® through contracts and arrangements with a number of third party suppliers. We anticipate that the arrangements which have been put in place with these various entities should be sufficient to meet our storage and distribution needs for our products for the foreseeable future.

Our Competition

Drug Development

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. With respect to our drug development program, we are an early stage company with no history of operations in that area. Many of our competitors have substantially more resources than we do, particularly financial resources to conduct product development efforts. In addition, many of our competitors have more experience than us in pre-clinical and clinical development, manufacturing, regulatory and global commercialization. We are also competing against academic institutions, governmental agencies and private organizations that are conducting research in the field of drug development.

Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or our competitors’ products may be an important competitive factor. Accordingly, the speed with which we can develop products, complete pre-clinical testing, clinical trials, approval processes, and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, reimbursement, and patent position.  Because anatabine is the principal compound for our dietary supplement products, there is risk that any pharmaceutical product that we develop with respect to anatabine may experience competition with other dietary supplements that have anatabine as their active dietary ingredient.

Dietary Supplements and Other Products and Services

Anatabloc® competes with other dietary supplements that are marketed for anti-inflammatory support and for use in maintaining a healthy metabolism.  Also, while Anatabloc ® is intended to support the body’s natural anti-inflammatory properties, there are a number of dietary supplements and prescription and non-prescription products that are marketed for pain relief that, in many cases, may be due in part to excessive inflammation. While Anatabloc ® is not a pain relief medication; it is possible that by providing anti-inflammatory support, Anatabloc ® may be viewed as competing with these products to the extent that the use of Anatabloc ® supports the body’s maintenance of healthy levels of inflammation.

CigRx® is a dietary supplement product that allows individuals to use a non-tobacco, non-nicotine product in situations where they are not in a position to use tobacco or wish to have an alternative to a tobacco product. Smoking cessation products that are approved by the FDA for sale in the United States are designed to wean the smoker from nicotine addiction over a period of time ranging from 30 days to six weeks. These products are referred to as “nicotine replacement therapies.” Some of these products are sold over the counter and others are available by prescription. Although such pharmaceutical products are not intended to be substitutes for tobacco products, we believe that many smokers use such products for nicotine maintenance and that CigRx ® may compete with such products.

Our Anatabloc® cosmetic products are intended to improve the appearance of the skin.  This line of products competes with other cosmetic products that are marketed as providing an improvement in the appearance of the skin and an improvement to the look and feel of the skin.

There can be no assurance that in the future our competitors will not succeed in developing technologies and products that are more effective than the products we develop, or that would render our products obsolete or non-competitive. In addition, our competitors may have far greater resources and access to capital to fund their businesses, which may put us at a competitive disadvantage.

Our Patents, Trademarks and Licenses

Our Portfolio of Patents and Pending Patent Applications

We believe that our patent portfolio through Rock Creek and under the License Agreement with Regent Court discussed below, along with our pending patent applications relating to uses of anatabine and products derived therefrom, establishes us as a world leader in the anti-inflammatory property of anatabine and for curing technology that consistently produces very low-TSNA tobacco. We currently have four (4) United States patents that have issued in the name of Rock Creek and we have exclusive rights to thirteen (13) United States patents issued to Regent Court and/or Jonnie R. Williams, Sr. under our license arrangement with Regent Court. There can be no assurances that the claims that have been or may be granted to us under these patents will be sufficient to protect our intellectual property or the intellectual property licensed to us, or that we or Regent Court will develop or obtain the rights to any additional products or processes that are patentable. Further, no assurances can be given that any patents licensed to us will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to us. The patents that Rock Creek has been issued or which our company has rights to under the exclusive license arrangement with Regent Court are set forth below.

Our License Agreement with Regent Court

We are the exclusive licensee under a License Agreement with Regent Court that provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to us, with the right to grant sublicenses, to make, use and sell tobacco and tobacco containing products using Regent Court’s patent rights and know-how relating to the processes for curing tobacco so as to substantially prevent the formation of TSNAs, whether such patent rights and know-how are now in existence or hereafter developed. The License Agreement provides us exclusive rights to any inventions of Regent Court and its affiliates during the term of the License Agreement relating to the production, treatment or curing of tobacco, or a method of manufacturing a product containing tobacco, and to any method of extracting one or more substances from tobacco for the purpose of incorporating such substance or substances in a product or products. Absent a material breach, the License Agreement will continue until the expiration of the last of the applicable patents, which includes 13 U.S. patents and corresponding foreign patents, as well as any additional patents issued to Regent Court during the term of the License Agreement. Generally, patents have a term of 20 years from the initial date of filing of a patent application. The U.S. patents subject to the License Agreement expire at various dates between June 28, 2016 and March 9, 2030.

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

In December 2008, we filed a new United States patent application for a variant of our patented curing technology that results in the production of cured tobacco that contains virtually undetectable levels of carcinogenic TSNAs as measured by prevailing standards and in April 2012 the PTO issued a patent for this curing method. Also, in 2012 we filed utility applications for an enriched form of tobacco, an alkaloid composition for e-cigarettes and for a new tobacco product that are currently pending before the PTO.  We believe that through the StarCured ® process and our related technology we have the ability to reduce exposure to carcinogenic TSNAs, particularly the subgroups of nitrosamines commonly referred to as NNNs and NNKs, to very low levels (with carcinogenic NNNs and NNKs that measure 200 parts per billion and below) and that we have demonstrated that our process for curing tobacco using these processes can be scaled up to meet broad commercial needs in the United States and abroad. While we have discontinued the sale of tobacco products as of December 31, 2012, we continue to pursue means of collecting royalties for our curing technology through licensing arrangements and through monitoring of the curing practices of industry participants as applicable and in 2013 we licensed certain patents for use in the manufacture and sale of low-TSNA dissolvable smokeless tobacco products to a Virginia tobacco manufacturer.

Patent Number	Date of Issue	Description	Expiration Date

U.S. Patent No. 5,803,081	09/08/1998	Method of Treating Tobacco with Microwave Radiation to Prevent Formation of Nitrosamines	06/28/2016

U.S. Patent No. 5,845,647	12/08/1998	Tobacco Products Improved by the Use of Propolis	06/28/2016

U.S. Patent No. 6,135,121 (Reissued as RE 38,123 E)	10/24/2000	Tobacco Products Having Reduced Nitrosamine Content	06/28/2016

U.S. Patent No. 6,202,649	03/20/2001	Method of Preventing Nitrosamine Formation by Treating Tobacco in Controlled Environment	12/02/2016

U.S. Patent No. 6,311,695 B1	11/06/2001	Method of Treating Tobacco With High Frequency Energy to Prevent Nitrosamine Formation	06/28/2016

U.S. Patent No. 6,338,348 B1	01/15/2002	Method of Treating Tobacco With Microwave Energy to Prevent Nitrosamine Formation	06/28/2016

U.S. Patent No. 6,350,479 B1	02/26/2002	Method of Administering Alcohol Extracts of Tobacco	06/04/2019

U.S. Patent No. 6,425,401	07/30/2002	Method of Preventing Nitrosamine Formation By Treating Tobacco in Controlled Environment	12/02/2016

U.S. Patent No. 6,569,470 B2	05/27/2003	Method of Administering Alcohol Extracts of Tobacco	06/04/2019

U.S. Patent No. 6,668,839 B2	12/30/2003	Smokeless Tobacco Products Made from Powdered Tobacco	05/06/2021

U.S. Patent No. 6,834,654	12/28/2004	Smokeless Tobacco Product Made from Compressed Powdered Tobacco	05/01/2021

U.S. Patent No. 6,929,811 B2	8/16/2005	Method of Modulating Monoamine Oxidase (MAO) Activity Using Tobacco Alkaloids	06/04/2019

U.S. Design Patent No. D639,178	6/07/2011	Dispenser	08/03/2024

U.S. Patent No. 8,151,804	4/10/2012	Tobacco Curing Method	03/09/2030

U.S. Patent No. 8,207,346	6/26/2012	Method of Synthesizing Anatabine	10/16/2030

U.S. Patent No. 8,241,680	8/14/2012	Nutraceutical Product Containing Anatabine and Yerba Mate	7/30/2030

U.S. Patent No. 8,557,999	10/15/13	Anatabine citrate compositions and formulation	05/20/2030

Our Trademarks

We have obtained trademark protection for the brand names of the current products manufactured and sold by Rock Creek and other trade names associated with those products. Currently, we have a total of 18 registered trademarks and 4 marks that have been issued on “an intent to use” basis. In the case of our prior products, we have licensed three of our trademarks in connection with a license agreement entered into in 2007 and other trademarks relating to our low-TSNA smokeless tobacco products under a license agreement entered into in 2013.

Government Regulation

FDA Regulation

The Food and Drug Administration,  regulates the safety, manufacturing, labeling, packaging, storage and distribution of dietary supplements, drugs, and cosmetic products, among others,  in the United States under the Federal Food, Drug, and Cosmetic Act, or FDCA, as amended, and the Dietary Supplement Health and Education Act, or DSHEA, which amended the FDCA in 1994.

Federal Food, Drug, and Cosmetic Act. Under the FDCA and its implementing regulations, the FDA has authority for reviewing and approving any new drug product prior to its introduction into commerce in the United States. The process of seeking regulatory approval to market a pharmaceutical product is expensive and time consuming. The FDA approval process involves, among other things, successfully completing clinical trials under an Investigational New Drug Application and obtaining premarket approval after filing a New Drug Application. The NDA process requires a company to establish the safety and efficacy of a new drug product to the FDA’s satisfaction. Also, any FDA approved new drug will be subject to ongoing review and oversight by the FDA which include, among others, the submissions of safety and other post marketing information and reports including adverse events, registration requirements, compliance with current Good Manufacturing Practice (cGMP) requirements relating to quality control, quality assurance, and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping, and review and approval of labeling changes and  advertising and promotional materials. Since drugs are approved for certain indications, we could not market or promote any drug products approved through the NDA process for indications that exceed FDA approval and FDA could challenge our compliance with any restrictions that may have been placed on the approval or applicable regulatory requirements. Violations of the FDCA can result in warning letters from the FDA, injunctions, product seizure, and civil and criminal penalties.

The FDA has jurisdiction over cosmetic products, including the safety, quality and labeling claims made for such products, under the FDCA, the Fair Packaging and Labeling Act, and its implementing regulations. Premarket approval is not required prior to the marketing of cosmetic products, however, the ingredients in such products must be recognized as being safe and appropriate for use in cosmetics and the FDA has authority with respect to the labeling, packaging and promotion of such products.  If a product is manufactured and sold as a cosmetic, the FDA may challenge the status of that product classification or the claims being made for the product.

Dietary Supplement Health and Education Act. DSHEA amended the FDCA by defining the dietary supplement regulatory category and providing the FDA with authority over the manufacture, distribution, packaging, labeling, marketing, and quality of dietary supplements.  DSHEA also requires notification to the FDA before a company begins to market a dietary supplement with a “new dietary ingredient” and, if structure or function claims are made for a product in the product labeling, notification of such claims within 30 days of the introduction of the product into commerce. DSHEA and its implementing regulations require that dietary supplements be manufactured under “good manufacturing practices” and that the label and labeling for such products meet specific requirements. DSHEA does not require prior approval by the FDA for the introduction of dietary supplements into the market, other than for “new dietary ingredients,” but does require that dietary supplement products comply with the requirements of DSHEA prior to and after their introduction into commerce. If products are manufactured and sold as dietary supplements, it is possible that the FDA may challenge the product classification, the product claims, or the indications for use.

Currently, we are marketing our Anatabloc ® and CigRx ® products as dietary supplements. We believe that we have appropriately marketed Anatabloc ® and CigRx ® as dietary supplements and only have made claims for those products that are consistent with those for dietary supplements. If Anatabloc ® or CigRx ® were determined to be a pharmaceutical product, as opposed to a dietary supplement, sale of the affected product would be considered to be in violation of the FDCA and the product would require the submission and approval of a NDA  to be  sold in the United States. Also, in 2009 the FDA obtained jurisdiction over the manufacturing and sale of tobacco products under the FDA Tobacco Act. We had registered as a manufacturer of low-TSNA smokeless tobacco products under the FDA Tobacco Act and the smokeless tobacco products we manufactured and sold through December 31, 2012 were required to comply with the requirements of the FDA Tobacco Act. Also, as a tobacco manufacturer, we were taxed on the sale of our smokeless tobacco products pursuant to regulations promulgated by the Tax and Trade Bureau, under authority of the Internal Revenue Code of 1986, as amended. While we ceased manufacturing and selling any tobacco products as of December 31, 2102, we were obligated for Federal Excise taxes on all products sold prior to that date.

Product Liability

Prior to the introduction of Anatabloc®, Anatabloc® Facial Crème and CigRx®, we obtained product liability insurance for each of those products. This insurance covers claims arising from product defects or claims arising out of the sale, distribution and marketing of Anatabloc ®, Anatabloc ® cosmetics and CigRx ®. There have been no claims asserted with respect to any injury arising from the use of our products to date. If any such claims are asserted in the future and ultimately result in liability that exceeds the limits of our insurance coverage, this could have a materially adverse effect on our financial condition.  In 2014 a purported class action was filed with respect to the purchase of our Anatabloc® product.  In that case, plaintiff seeks a refund on all persons purchasing Anatabloc® on the basis that the products were not effective for claims asserted.  We have been advised by our insurance carrier that the claims asserted in this case are not covered by our product liability insurance.

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

Our Employees and Consultants

As of December 31, 2013, we employed 25 full-time employees, as compared to 23 employees as of December 31, 2012.

From time to time, we engage temporary personnel to augment our regular employee staff.  Further, we utilize the services of consultants, scientific and technical experts and, from time-to-time, independent contractors to provide key functions in the scientific, medical, public healthcare, compliance, technology, legal, communications, financial and related fields. The use of such third-party providers enables us to secure unique expertise on both a formal and informal basis in a wide variety of areas that we might otherwise not be in a position to obtain or which we would otherwise be required to obtain through the hiring of additional employees at a potentially greater cost to us. Substantially all of our research and development efforts have been, and are expected to continue to be, conducted pursuant to contractual arrangements with universities, scientific, medical and public health consultants, independent investigators and research organizations.

Discontinued Operations

We exited the cigarette business in June 2007 and discontinued the sale of our low-TSNA smokeless tobacco products as of December 31, 2012. Although we no longer manufacture or sell any tobacco products, we continue to look for licensing opportunities related to our low-TSNA curing technology and our related products. See Note 3 to our consolidated financial statements included in “Item 15, Exhibits, Financial Statement Schedules.”

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

ITEM 1A.  RISK FACTORS

This section highlights specific risks that could affect our company and its businesses. Readers should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K.  Based on the information currently known to us, we believe the following information identifies the most significant risk factors affecting our company.  However, the risks and uncertainties our company faces are not limited to those described below.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  If any of the following risks and uncertainties develops into actual events or if the circumstances described in the risks and uncertainties occur or continue to occur, these events or circumstances could have a material adverse effect on our business, financial condition, results of operations, cash flows or liquidity.  These events could also have a negative effect on the trading price of our common stock.

Risks Related to our Financial Condition

We expect to have limited product revenue in the foreseeable future.

In 2013, almost all of our revenue was derived from sales of our Anatabloc ® dietary supplement.  In late 2013, we announced that, while we expect to continue our nutraceutical supplement and cosmetic lines of business, we intend to shift to a greater focus on pharmaceutical products.  The revenue generated from our nutraceutical supplement and cosmetic products has not historically exceeded our operating expenses, and given our shift in focus away from these lines of business, we do not expect such revenues to exceed operating expenses in the foreseeable future, particularly given the fact that the status of these products as dietary supplements is the subject of a warning letter that we received from the FDA in December 2013.  We anticipate that our future revenue will be highly dependent on the successful development and commercialization of one or more new pharmaceutical products.  We currently do not have any pharmaceutical product candidates in advance development stage, and there can be no assurance that we will ever develop a product candidate that will generate revenue.  Even if we successfully develop one or more product candidates, until, and unless, we receive approval from the FDA, we will not be permitted to sell, and will not generate any revenue from, such drugs.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur substantial losses for the foreseeable future, and we might never achieve or maintain profitability.  Our future prospects will be dependent on the successful development and commercialization of one or more new pharmaceutical products.  We do not currently have any pharmaceutical products in advance development stage or on the market, and because it takes years to develop, test and obtain regulatory approval for pharmaceutical products before they can be sold, we likely will continue to incur substantial losses for the foreseeable future.  Our net losses were approximately $(38.0) million for the year ended December 31, 2011, $(22.9) million for the year ended December 31, 2012 and $(32.8) million for the year ended December 31, 2013. Our accumulated deficit as of December 31, 2013 was approximately $(264.4) million. Actual losses will depend on a number of considerations, including:

•	the pace and success of drug development activities;
•	possible out-licensing of any product candidates we develop;
•	obtaining regulatory approvals for any product candidates we develop;
•	the pace of development of new intellectual property for any product candidates we develop;
•	implementing additional internal systems and infrastructure;
•	our ability to continue to market and sell our existing products; and
•	changes in existing staffing levels.

To become and remain profitable, we must succeed in developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities, including the development of product candidates, successful completion of preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We are only in the preliminary stages of these activities. We may never succeed in these activities and may never generate revenues that are large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become or remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We may not be able to secure financing necessary to operate and grow our business.

The recurring losses generated by our operations continue to impose significant demands on our liquidity. Over the last several years our liquidity demands have been met principally by private placements of our common stock and from the exercise of related warrants and stock options.  In 2013 our company received proceeds of approximately $7.7 million from warrant exercises. See Note 8 to our consolidated financial statements included in “Item 15. Exhibits, Financial Statement Schedules” for further details of these transactions.  On March 12, 2014, we entered into a series of equity and financing transactions that resulted in gross cash proceeds to our Company of approximately $9.3 million and cash availability under a credit facility of $5.8 million, for total funds available of $15.1 million. Under one transaction, holders of previously held warrants with strike prices ranging from $1.50 to $2.00 agreed to immediately exercise on an aggregate of 4.2 million warrants at a reduced strike price of $1.00 per share.  The investors also were issued new warrants for an equal number of shares that have a term of seven years and a strike price of $1.00 per share.  This transaction  resulted in proceeds of approximately $4.2 million.  Under another transaction we sold 5.1 million shares with matching warrants for 5.1 million shares to other investors at $1.00 for the shares and warrant shares.  This transaction resulted in proceeds to us of $5.1 million. Finally, we entered into a credit facility with another investor under which that investor agreed to loan us up to $5.8 million (subject to certain limitations).  The credit facility provides for an annual interest rate of 3% on any funds drawn by us.  It also provides the lender with the option to convert any loan amount to a unit of our common stock and a matching seven-year warrant at a conversion price of $1.00 per unit. We believe that with this recent transaction we have sufficient funds to support our operations through the first quarter 2015.  However, our business and operations may consume resources faster than we anticipate, and depending upon market conditions and the price of our common stock, we may decide to seek additional funds before that time. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our operations or the expansion of our research and development efforts, which could materially harm our business. Further, if we issue additional equity securities, existing stockholders will experience dilution.

Risks Related to our Pharmaceutical Business

Even if we file an IND, there can be no assurance that an IND will result in the actual initiation of clinical trials or that our products will ultimately be approved or achieve or maintain expected levels of market acceptance.

In late 2013, we announced our intention to shift our focus to pharmaceutical products, given our belief in the potential for greater revenue growth through pharmaceutical product sales.  However, we do not currently have any pharmaceutical products in the advance development stage, and we will be required to file an IND application related to any new pharmaceutical products we intend to introduce.  While we intend to file IND applications during the second quarter 2014, the filing of an IND could be delayed if there is difficulty in assembling scientific data necessary to support the IND application.  In addition, once an IND application is filed, the FDA could impose a regulatory hold on the initiation of clinical trials, if the FDA believes that the data supporting the IND are insufficient and marketing cannot begin until we obtain necessary data to submit an NDA and receive FDA approval.

Even if we are able to obtain and maintain regulatory approvals for our new pharmaceutical products, generic or branded, the success of these products is dependent upon achieving and maintaining market acceptance. Commercializing products is time consuming, expensive and unpredictable. There can be no assurance that we will be able to, either by ourselves or in collaboration with partners or through licensees, successfully commercialize new products or gain market acceptance for such products. New product candidates that appear promising in development may fail to be approved or to reach the market or may have only limited or no commercial success.

Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on the regulatory status of the products or sales of the affected products. Accordingly, new data about our products (particularly as related to the anatabine compound), or products similar to our products, could negatively impact FDA approval or demand for our products due to real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal.

Any drug products that we bring to the market may not gain market acceptance by physicians, patients, third party payors, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
•	the efficacy and potential advantages over alternative treatments;
•	the pricing of our product candidates;
•	relative convenience and ease of administration;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support and timing of market introduction of competitive products;
•	publicity concerning our products or competing products and treatments; and
•	sufficient third party insurance coverage or reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical trials, market acceptance of the product will not be known until after it is launched. Our efforts to educate patients, the medical community, and third party payors on the benefits of our product candidates may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors.

The drug development business is very capital intensive, and our research and development efforts may be curtailed by our lack of available research funds.

The drug development business is very capital intensive, particularly for early stage companies that do not have significant off-setting revenues.  Even if we are successful in filing an IND, our product development initiatives will be substantially dependent on our ability to continue our research initiatives and to obtain the funding necessary to support these initiatives.  Our inability to continue these initiatives and initiate new research and development efforts could result in a failure to develop new products or to improve upon existing products, which could have a material and adverse impact on our sales, operating income and cash flows.

If we are not successful in managing the preclinical development activities and clinical trials we might not be able to commercialize our products.

We have not obtained regulatory approval nor commercialized any drug product candidates.  Our limited experience might prevent us from successfully designing or implementing any clinical trials. If we are not successful in conducting and managing our pre-clinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our developmental product candidates, or might be significantly delayed in doing so, which may materially harm our business.

Our drug development program may depend upon third-party researchers who are outside our control.

We may depend upon independent clinical research organizations, investigators and other collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials under agreements with us. These collaborators may not be our employees and, if so, we will not be able to control the amount or timing of resources that they devote to our programs. They might not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug development programs, if their performance is substandard or the FDA determines there are issues upon review of the study data, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. If we cannot successfully enter into new agreements with outside collaborators on acceptable terms, or if we encounter disputes over or cannot renew or, if necessary, amend existing agreements, the development of our drug candidates could be delayed. These collaborators might also have relationships with other commercial entities, some of which might compete with us. If our collaborators assist our competitors at our expense, our competitive position may be harmed.

We may be subject to competition from other dietary supplements that have anatabine as their active dietary ingredient.

We expect much of our research and development efforts will focus on developing our anatabine compound as a potential drug candidate.  Because anatabine is the principal compound for our dietary supplement products, there is risk that any pharmaceutical product that we develop with respect to anatabine may experience competition with other dietary supplements.

See also “Regulatory Risks” below for additional risks related to our pharmaceutical business.

Risks Related to our Nutraceutical Supplement and Cosmetic Lines of Business

In response to our receipt of an FDA warning letter in December 2013, we have substantially limited the marketing and advertising of our dietary supplements.

On December 24, 2013, we received a warning letter from the FDA regarding our CigRx® and Anatabloc® dietary supplements.  In the letter, the FDA asserted that CigRx® and Anatabloc® were not properly marketed as dietary supplements, since we had not filed a New Dietary Ingredient Notification for anatabine as a dietary ingredient prior to the introduction of our dietary supplements.  The FDA also claimed that certain materials on our websites, including published research articles, contained drug claims for Anatabloc®.  We responded to the letter on January 31, 2014.  We are currently communicating with the FDA in an effort to reach an amicable resolution of the issues asserted in the warning letter.  In light of our receipt of the FDA letter, we have substantially limited the marketing and advertising of our dietary supplements. Moreover, if we are not able to resolve the issues raised by the FDA we may not be in a position to continue to market Anatabloc® and CigRx® as dietary supplements.  Our inability to market our dietary supplements could materially adversely impact our business, particularly since the sale of supplements is our only source of substantive revenue.

There can be no assurance that we will be successful in developing a “time-release” version of our Anatabloc® dietary supplement, or that such version will gain market acceptance.

We had been developing a “time-release” version of our Anatabloc® dietary supplement. We are not proceeding with the development of a time-release version of Anatabloc® at this time. However, if we decide to move forward on a time-recourse product, there can be no assurance that we will be successful in ultimately bringing a time-release version of Anatabloc® to market and it is possible that we will not be able to introduce this product as a dietary supplement given the position taken by the FDA with respect to our current dietary supplements. If we were to introduce a time-release product, there can be no assurance that the supplement will gain market acceptance.

We have limited retail or independent distributors selling our Anatabloc® dietary supplement and our cosmetic products and a loss or material reduction in our existing distribution channels could result in reduced sales of our products.

Anatabloc®, which is intended to provide anti-inflammatory support, is currently being sold through our interactive website, a customer service center and on a consignment basis through GNC, a retailer of dietary supplements. GNC initially sold Anatabloc ® through its online store and, beginning in late March 2012, GNC began carrying Anatabloc ® at its company-owned stores and franchised retail locations. Initially, marketing of Anatabloc ® was directed toward physicians and other healthcare professionals. More recently we have been focusing our marketing efforts on athletes and other groups of individuals who are frequently seeking to maintain healthy levels of inflammation.  Through Rock Creek we have also been developing extensions of our Anatabloc ® product line. We introduced an unflavored version of Anatabloc ® in the second quarter 2012 and introduced into the market Anatabloc ® Facial Crème in September, 2012 as a cosmetic to improve the appearance of the skin and Anatabloc® Revitalizing Facial Serum and Anatabloc® Clarifying Facial Cleanser in 2013.  Our Anatabloc® Facial Crème and Revitalizing Facial Serum are available at GNC’s online store and at select GNC franchise locations. Our success in marketing our dietary supplements and our cosmetic products will be dependent upon the willingness and ability of retail distributors to market and sell our products to consumers, as well as our success in developing new distribution channels for our dietary supplements and cosmetic products.  If our distribution arrangement with GNC terminated or if GNC reduced the quantity of our products it carries or promotes, or if we are unable to open new distribution channels for our products, our financial condition and results of operations could be adversely affected.

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

We are dependent on domestic sales of our Anatabloc® and CigRx® dietary supplements and for sales of our Anatabloc ® cosmetic products.

Virtually all of our revenues beginning January 1, 2013 are derived from sales of our dietary supplements, Anatabloc® and CigRx® and our cosmetic products.  While Anatabloc ® is available for shipment to numerous foreign countries outside the United States, sales outside the United States have been limited and we do not have any direct distribution arrangements for Anatabloc ® or our cosmetic products outside of the U.S.

Our products are subject to ongoing FDA oversight.  If we experience product recalls or regulatory action, we may incur significant and unexpected costs and our business reputation could be materially adversely affected.

Dietary supplements are subject to a wide array of regulatory requirements which include, among others, compliance with current Good Manufacturing Practice regulations, labeling and marketing requirements, new dietary ingredient notifications, structure/function claims notification, adverse event reporting, and record keeping, Cosmetic products are subject to fewer regulatory requirements, but they must comply with the quality and labeling requirements prescribed by the FDA.  Failure to comply with applicable FDA requirements could result in sanctions being imposed on us, including warning letters, product recalls, seizures, injunctions, or criminal prosecution.  We may be exposed to product recalls and adverse public relations if our dietary supplement products or our cosmetic products are alleged to cause illness or injury, or if we are alleged to have violated governmental regulations. A product recall and/or responding to a regulatory action could result in substantial and unexpected expenditures, which could reduce operating profits and cash flow. In addition, a product recall may require significant management time and attention and may adversely impact the value of our brands. Product recalls may lead to greater scrutiny by federal or state regulatory agencies and increased litigation, which could have a material adverse effect on our financial condition and results of operations.

We may face disruptions relating to the manufacture and sale of Anatabloc®, CigRx ® and our Anatabloc® cosmetics based on the fact that we have arranged for third parties to manufacture and distribute these products.

In order to facilitate the launch of Anatabloc®, CigRx® and our Anatabloc® cosmetics, and to limit capital expenditures, we have outsourced the manufacturing, storage, order processing and delivery of these products through contracts and arrangements with a number of third-party contractors. In a number of cases our arrangement with our contractors are on a sole source basis.  If our contractors experience delays or disruptions that could adversely impact their ability to meet our manufacturing and distribution needs.  In the event that our third-party contractors are unable to meet our needs, we would need to find alternative sources for the manufacturing and/or distribution of Anatabloc ®, CigRx ®, and our Anatabloc® cosmetics which may be difficult to obtain in a timely and cost effective manner, or at all.  Also, if sales volumes for Anatabloc ® , CigRx ® and our Anatabloc® cosmetics increase substantially over a short period of time, our current contractors may have difficulty meeting our manufacturing and supply demands. In the event we are not able to obtain adequate amounts of Anatabloc ® , CigRx ® and our Anatabloc® cosmetics or if we are not able to supply product to consumers on a timely basis, our customers may seek to fulfill their supply needs by purchasing competing products, which, in turn, would reduce our market share and ability to successfully commercialize Anatabloc ® , CigRx ®, and our Anatabloc® cosmetics which could have a material adverse effect on our results of operations, financial position and cash flows.

Regulatory Risks

If we are not able to obtain and maintain required regulatory approvals for any new pharmaceutical candidates we develop, we will not be able to commercialize such product candidates, and our ability to generate revenue will be materially impaired.

Any pharmaceutical business and any pharmaceutical product candidates we develop are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries.  Failure to adhere to regulations set out by these bodies for one or more of our commercial products could prevent us from commercializing the product candidate in the jurisdiction of the regulatory authority. We have only limited experience in meeting the regulatory requirements incumbent on the sale of drugs in the United States and elsewhere. If we fail to adequately adhere to the regulation on drug sales we may be unable to sell our products, which could have a material effect on our ability to generate revenue.

Any product candidates and the activities associated with their development and commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate in the jurisdiction of the regulatory authority. We have not obtained regulatory approval to market any product candidate in any jurisdiction.

Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. Our future products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

Our product candidates may fail to obtain regulatory approval for many reasons, including:

•	our failure to demonstrate to the satisfaction of the FDA or comparable regulatory authorities that a product candidate is safe and effective for a particular indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable regulatory authorities for approval;
•	our inability to demonstrate that a product candidate’s benefits outweigh its risks;
•	our inability to demonstrate that the product candidate presents an advantage over existing therapies;
•	the FDA’s or comparable regulatory authorities’ disagreement with the manner in which we interpret the data from preclinical studies or clinical trials;
•	the FDA’s or comparable regulatory authorities’ failure to approve the manufacturing processes, quality procedures or manufacturing facilities of third party manufacturers with which we contract for clinical or commercial supplies; and
•	a change in the approval policies or regulations of the FDA or comparable regulatory authorities or a change in the laws governing the approval process.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and non-United States regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post approval commitments that render the approved product not commercially viable. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn, including for failure to comply with regulatory requirements or if clinical or manufacturing problems follow initial marketing.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product cannot be marketed in the U.S. or other countries until we have completed rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

If we are successful in obtaining approval for any drug candidates, we will be subject to various laws and regulations, including "fraud and abuse" laws and anti-bribery laws, and a failure to comply with such laws and regulations or prevail in any litigation related to noncompliance could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

Pharmaceutical companies have faced lawsuits and investigations pertaining to violations of health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, the U.S. Foreign Corrupt Practices Act or FCPA, and other state and federal laws and regulations. We also face increasingly strict data privacy and security laws in the U.S. and in other countries, the violation of which could result in fines and other sanctions. The United States Department of Health and Human Services Office of Inspector General recommends and, increasingly states, requires pharmaceutical companies to have comprehensive compliance programs and to disclose certain payments made to healthcare providers or funds spent on marketing and promotion of drug products. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines, exclusion from federal healthcare programs or other sanctions.

The FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We cannot assure you that our internal control policies and procedures will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in criminal or civil penalties or remedial measures, any of which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or commercialization.

Undesirable side effects caused by any future pharmaceutical product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing such product candidates and generating revenues from their sale.

In addition, if any product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

•	regulatory authorities may require the addition of restrictive labeling statements;
•	regulatory authorities may withdraw their approval of the product; and
•	we may be required to change the way the product is administered or conduct additional clinical trials.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product candidate, which in turn could delay or prevent us from generating significant revenues from its sale or adversely affect our reputation.

Any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product for which we obtain marketing approval, along with the manufacturing processes, post approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if we obtain regulatory approval of a product, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post marketing testing and surveillance to monitor the safety or efficacy of the product. We also may be subject to state laws and registration requirements covering the distribution of our products. Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

•	restrictions on such products, manufacturers or manufacturing processes;
•	warning letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	voluntary or mandatory recall;

•	fines;
•	suspension or withdrawal of regulatory approvals or refusal to approve pending applications or supplements to approved applications that we submit;
•	refusal to permit the import or export of our products;
•	product seizure or detentions;
•	injunctions or the imposition of civil or criminal penalties; and
•	adverse publicity.

If we, or our suppliers, third party contractors, clinical investigators or collaborators are slow to adapt, or are unable to adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, we or our collaborators may lose marketing approval for our products when and if any of them are approved, resulting in decreased revenue from milestones, product sales or royalties.

Other Business Risks

We have responded to subpoenas in a government investigation and are subject to several pending class actions and derivative action cases, and our expenses and cash demands related to these matters have been and could continue to be material.

In late January and February 2013 our company, directors and others received subpoenas from the United States Attorney’s Office, or USAO, for the Eastern District of Virginia seeking documents.  We believe we have responded to substantially all of the issues being reviewed by the USAO. In addition, the international law firm of Chadbourne & Parke LLP conducted an internal investigation of these matters and that investigation was substantially completed in late June 2013.

We incurred substantial legal expenses in connection with the government and internal investigations discussed above in 2013.  We expect to continue to incur additional legal expenses in 2014 in connection with the USAO investigation which has resulted in an indictment against former Governor Robert McDonnell and his wife, Maureen McDonnell. We also expect to continue to incur legal expenses (and related cash demands) in connection with the civil actions and other matters discussed under “Part II-Item 1- Legal Proceedings” and such expenses and cash demands relating to those matters may be material.  While we expect that much of the cost related to the ongoing securities class action and derivative actions discussed in Part II-Item I will be covered by insurance, we cannot provide any assurances with respect to the outcome of the pending actions, or action yet to arise, including that such claims will not exceed the limits of our insurance policies.

We may lose our key personnel or fail to attract and retain additional personnel.

Effective December 27, 2013, our former Chief Executive Officer, Jonnie R. Williams and our former President and Chief Operating Officer, Paul L. Perito, resigned from their positions with the Company as part of our corporate transition.  Our future operations will depend in large part on the efforts of our new Chairman and Chief Executive Officer, Michael J. Mullan, MBBS (MD), PhD and our new President, Christopher C. Chapman, MD  In addition, we are highly dependent upon the continued services of our incumbent senior management team for our continued success.  The loss of any of the officers could have a serious negative impact on our business and operating results.

Our future success also depends in large part on our ability to attract and retain, on a continuing basis, consulting services from highly qualified scientific, technical, management, financial and marketing personnel.  Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain the personnel necessary for the development and operation of our business or that given the operating losses we have suffered over the past eleven years we will have the financial ability to do so.  The loss of the services of key personnel or the termination of relationships with independent scientific and medical investigators could have a material and adverse effect on our business.

We have experienced a significant change in the composition of our Board of Directors and senior management.

On December 27, 2013, Dr. Mullan became our new Chief Executive Officer and Dr. Chapman became our new President.  In addition, our shareholders recently elected five new directors to our Board of Directors and one of our directors left office in February 2014 due to other business commitments.  The failure of our directors or any new members of management to perform effectively could have a significant negative impact on our business, financial condition and results of operations.  In addition, our Board of Directors and management have begun to institute strategies focusing more effort on drug development that differ from those we had been applying previously.  These new strategies may take management a significant amount of time to fully implement.  If these new strategies are unsuccessful or if we are unable to execute them successfully, there could be a significant negative impact on our business, financial condition, and results of operations.

If we are unable to protect our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.

Our future success will depend in part on obtaining patent and other intellectual property protection for the technology related to our products, and on successfully defending our patents and other intellectual property against third-party challenges. In particular, this will include obtaining patent protection for the technology relating to the manufacture and uses of anatabine in our pharmaceutical product candidates, dietary supplements and cosmetic products based on the patents issued to date for the improved synthesis of anatabine, the composition used in our CigRx® product, and utility applications filed to date and our success in commercially marketing the curing technology for which we have exclusive patent rights under our license arrangement with Regent Court. This will depend in large part on our ability to continue to protect the patents related to the synthesis of anatabine and our anatabine yerba mate composition as well as our low-TSNA tobacco curing technology and related products, to obtain further patent protection for our technology in the United States and other jurisdictions and to operate without infringing upon the patents and proprietary rights of others.

We do not know whether we will obtain the patent protection we seek through our existing patents, patent applications that are pending or patent applications that we file in the future, or that the protection we do obtain will be found valid and enforceable, if challenged. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third party’s products or patents in litigation or administrative proceedings, including patent interferences or reexaminations. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert. If successful this could result in the loss of the entire patent or the relevant portion of our patent, which would not be limited to any particular party. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Our competitors may independently develop similar or alternative technologies or products without infringing any of our patents or other intellectual property rights, or may design around our proprietary technologies.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent business risk of exposure to significant product liability and other claims in the event that the use of our products cause, or is alleged to have caused, adverse effects.  Furthermore, our products may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time.  The withdrawal of a product following complaints and/or incurring significant costs, including the requirement to pay substantial damages in personal injury cases or product liability cases, could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

Prior to the introduction of Anatabloc®, our Anatabloc® cosmetics and CigRx® we obtained product liability insurance for these products as dietary supplements and as cosmetics. This insurance covers claims arising from product defects or claims arising out of the sale, distribution and marketing of our Anatabloc ®, Anatabloc ® cosmetics and CigRx ® products. In 2014 a purported class action was filed with respect to the purchase of our Anatabloc® product.  In that case, plaintiff seeks a refund on behalf of all persons purchasing our dietary supplement on the basis that the product was not effective for claims allegedly asserted by our company. We have been advised by our insurance carrier that our product liability insurance does not cover the claims asserted in this action.

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

Our future revenue and operating results will depend on our ability to manage the anticipated growth of our business. If we are successful in increasing market acceptance for our products, we will be required to manage substantial volume from our customers. To accommodate any such growth and compete effectively, we will be required to attract, integrate, motivate and retain additional highly skilled sales, technical and other employees.  We face competition for these people.  Also, we will have to maintain sufficient capacity for the contract manufacturing of our pharmaceutical, dietary supplement and cosmetic products. There can be no assurance that we can overcome the challenge of scaling up our processing and production operations, that our personnel, systems, procedures and controls will be adequate to support our future operations or that we will be able to increase or secure additional capacity through third-party contractors for the manufacturing, sale and distribution of our products.  Any failure to implement and improve our operational, financial and management systems, to attract, integrate, motivate and retain additional employees required by future growth, if any, or to secure any needed capacity through third party contractors, if required, could have a material adverse effect on our business and prospects, financial condition and results of operations.

Risks Related to our Common Stock

We have many potentially dilutive derivative securities outstanding and the issuance of these securities as well as the future sales of our common stock could have a dilutive effect on current stockholders.

At March 10, 2014, we had outstanding options granted to directors, employees and consultants to purchase approximately 22,395,000 shares of our common stock, with a weighted-average exercise price of $2.27 per share, of which options for 17,435,000 shares were exercisable at March 10, 2014.  We also had outstanding warrants, exercisable into 10,649,832 shares of our common stock, with a weighted-average exercise price of $1.87 per share. Exercise of outstanding stock options or warrants would cause dilution, which could adversely affect the market price of our common stock.  If we issue additional shares of our common stock for sale (which has historically been our principal means of financing our operations) in connection with future financings, our stockholders could experience further dilution. See Note 8, “Stockholders’ Equity”, to our Notes to Consolidated Financial Statements for information related to our outstanding securities that may become exercisable for future shares of our common stock. Also see Note 16, “Subsequent Events” of our Consolidated Financial Statements for information on our most recent financing.

Our stock price has been and may continue to be volatile and an investment in our common stock could suffer a decline in value.

The trading price of the shares of our common stock has been, and may continue to be, highly volatile.  Our stock has traded at prices ranging from $0.57 to $2.96 for the period January 1, 2013 to March 10, 2014.  We receive only limited attention from securities analysts and may experience an imbalance between supply and demand for our common stock resulting from our trading volumes.  The market price of our common stock may fluctuate significantly in response to a variety of factors, some of which are beyond our control, including the following:

•	announcements of new products, technological innovations, contracts, acquisitions, financings, corporate partnerships or joint ventures by us or our competitors;

•	the approval by the FDA and/or other regulatory agencies of any new pharmaceutical products we develop;

•	developments related to our patents or other proprietary rights;

•	negative regulatory action or regulatory approval with respect to our products or our competitors’ products; and

•	market conditions in the dietary supplement and pharmaceutical industries in general.

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

We do not anticipate paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We have never paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. You should not invest in us if you require dividend income. Any income from an investment in us would only come from a rise in the market price of our common stock, which is uncertain and unpredictable. We currently intend to retain our future earnings, if any, to fund the development and growth of our business and do not foresee payment of a dividend in any upcoming fiscal period. In addition, the terms of existing or any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Provisions in our bylaws could discourage, delay or prevent a change of control of our company and may result in an entrenchment of management and diminish the value of our common stock.

Our bylaws provide that special meetings of the stockholders may be called at any time by our Chairman of the Board, our President, a majority of our Board of Directors or by the holders of at least a majority of the issued and outstanding shares of our stock issued and outstanding and entitled to vote.  These provisions may discourage, delay or prevent a merger, acquisition or other change of control that our stockholders may consider favorable. Such provisions could impede the ability of our common stockholders to benefit from a change of control and, as a result, could materially adversely affect the market price of our common stock and your ability to realize any potential change-in-control premium.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We received one comment from the SEC staff regarding our company’s Annual Report filed on form 10-K for the year ended December 31, 2012.  We responded to the comment and the matter was resolved without changes to our financial statements and related footnotes.  We have not received any comments on our Quarterly reports on Form 10-Q or Current Reports on Form 8-K in the 180 days preceding December 31, 2013.

ITEM 2.	PROPERTIES

As part of our company’s transition, we are in the process of consolidating our offices to Sarasota, FL. The relocation will centralize most of our executive, scientific, marketing and administrative functions.  We currently lease approximately 2,500 square feet of space in Glen Allen, Virginia and have 1.5 years remaining on a five year lease for that location.  We also lease space in Washington, DC to support our executive, administrative and scientific activities and Rock Creek has scientific and research offices in Gloucester, MA.  The lease on our Washington, DC office will end July 31, 2014 and our office lease in Gloucester, MA. will end June 30, 2014.  We do not expect to renew the current lease for space in Gloucester, Glen Allen and Washington, DC.

We lease from the Mecklenburg County Industrial Development Authority approximately nine acres of land in Chase City, Virginia. This lease also includes a building containing approximately 91,000 square feet of space that accommodated our dissolvable tobacco manufacturing operations, an expanded testing facility and office space.  We have approximately nine years remaining on a twenty-year lease for this facility.  In 2013 we entered into a sublease for approximately 36,000 square feet of the facility which has an initial term of one year with automatic renewal for eight consecutive one year periods unless after the second anniversary the sub-tenant provides 120 days written notice of termination.  The sublease rental rate is $2,000 per month.  This facility was previously used for the manufacturing of our low-TSNA smokeless tobacco products. We are actively pursuing additional sublease opportunities for the remainder of the space in order to minimize our lease expense with respect to this property.

We own specialized packaging equipment that has been installed at our dietary supplement contract manufacturing vendor to package CigRx ® and Anatabloc ® in their 20-piece container format. We have invested in equipment to process anatabine, the primary ingredient in our Anatabloc ®, Anatabloc ® cosmetics and CigRx ®  products at a separate contract manufacturing facility.

We believe our manufacturing arrangements will be sufficient to allow us to respond to the demand for our dietary supplements and cosmetic products for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Virginia Sales and Use Tax Assessment

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against us in the amount of $860,115. We applied for a correction of the assessment and an abatement of the tax on the grounds that our tobacco curing barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, our company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to our company. On August 10, 2010 the Commonwealth of Virginia responded to our request for reconsideration of the state’s sales and use tax assessment with respect to our tobacco curing barns. The Commonwealth disagreed with our position that the barns are part of the manufacturing process and, therefore, exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption, concluding that the barns are taxable under the Commonwealth’s sales tax laws and regulation. On July 14, 2011 we filed a lawsuit in the Circuit Court for Mecklenburg County, Virginia seeking a determination that the purchase of our company’s curing barns was exempt from Virginia sales and use tax and an abatement of all taxes and interest assessed against our company by Virginia’s Commissioner of Revenue, which as of November 2013 we estimated were approximately $1.9 million. The Commonwealth of Virginia filed an answer to our complaint on July 29, 2011 asserting that the assessment amount was properly determined and the case was set for trial on December 13 and 14, 2013. On November 18, 2013, a mandatory mediation was held in this case before a retired Circuit Court Judge in Henrico County, Virginia. As a result of that mediation, the parties reached a settlement under which the claims asserted by the Commonwealth were dismissed with prejudice in return for the payment by our company of $975,000 in full settlement of the outstanding tax assessment, interest and penalties.

Securities Class Action Lawsuits

Three individuals, Francis J. Reuter, Charles Boravian and Marty Cole, filed separate similar purported class actions on behalf of putative classes of persons or entities collectively encompassing those who purchased or otherwise acquired shares of our common stock between October 31, 2011 and March 18, 2013. The first action was filed on or about March 25, 2013 in the United States District Court for the Eastern District of Virginia, Francis J. Reuter v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00183-JAG (the “Reuter Action”). The Reuter Action named as defendants us, our subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of our officers and/or employees. The second action was filed on or about March 26, 2013 in the United States District Court for the District of Massachusetts, Boravian v. Star Scientific, Inc. et al. D. Mass. 13-1-695-DJC (the “Boravian Action”). The Boravian Action named as defendants our company and Jonnie R. Williams Sr. and was voluntarily dismissed by the plaintiff.  The Third action was filed on or about May 7, 2013 in the United States District Court for the Eastern District of Virginia, Cole v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00287-JAG (the “Cole Action”).  The Cole Action names as defendants, us, our subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of our officers and employees. In general, the complaints collectively allege that our company and the individual defendants violated Section 10(b) under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as related to statements made by us regarding our past and future prospects and certain scientific data relating to our products, as well as related to unspecified private placements and related party transactions we have engaged in since 2006.  The Reuter Action and the Cole Action have been consolidated and a lead plaintiff was appointed by the Court in the consolidated cases on June 21, 2013. Pursuant to a joint scheduling order in place in these cases, plaintiff filed a consolidated operative complaint on September 5, 2013 and defendants filed a motion to dismiss the consolidated operative complaint on October 25, 2013. Following full briefing and argument on January 7, 2014, the Court indicated that it would not grant the motion to dismiss at that time, and would allow the case to proceed to discovery, but ordered additional briefing on one aspect of the motion.  Also, the Court entered a scheduling order for discovery and an order directing the parties to participate in mediation before a Magistrate Judge. Defendants thereafter filed answers. Subsequently, the United States on January 28, 2014, moved to stay discovery in the case pending the completion or other disposition of the criminal trial of former Governor McDonnell and his wife. That motion was granted on January 28, 2014.  On February 12, 2014, the Court granted a joint motion by the parties to stay all deadlines other than a Court sponsored mediation session and the issuance of the Court's opinion on the motion to dismiss.  We intend to continue to defend vigorously these claims. However, at this time, we cannot predict the probable outcome of these claims. Accordingly, no amounts have been accrued in our consolidated financial statements.

Derivative Action Lawsuits

Four individuals, David C. Inloes, William Skillman, Harold Z. Levine and Louis Lim, filed separate, but similar derivative actions naming all or most of our company’s then current Directors, several Officers of our company and, in one case, one former Director as defendants. Two of the actions were filed in the United States District Court for the Eastern District of Virginia, Alexandria Division (the “Alexandria Actions”).  The first Alexandria Action, William Skillman v. Jonnie R. Williams et al., was filed on May 2, 2013. The second Alexandria Action, David C. Inloes v. Jonnie R. Williams et. al. was filed on May 3, 2013. The Alexandria Actions have been consolidated and co-lead counsel appointed by the Court.  Pursuant to a court order plaintiffs filed a consolidated amended complaint on January 13, 2014 and a motion to dismiss was filed on February 3, 2014 on behalf of all of the defendants.  Also, on February 3, 2014 our company, as nominal defendant, moved to stay or dismiss this action pending a resolution of the securities class action litigation pending in Federal Court in Richmond, Virginia. Separately, on January 29 , 2014, the United States moved to stay discovery in the case pending the completion or other disposition of the criminal trial of former Governor McDonnell and his wife.  That motion was granted by the Court on January 30, 2014.  On February 28, 2014, the Court granted our motion to stay the case, ruling that the case would be stayed for all purposes pending further order of the Court and ordering our company, within ten days of the dismissal or resolution of the Richmond securities class action or the trial court's verdict in the McDonnell case, whichever occurs first, to file a report indicating what action, if any, we intend to take with regard to this case, including specifically, without limitation, whether we intend to pursue or seek dismissal of the claims asserted against each of the named individual defendants.

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

Demands for Inspection of Books and Records and for Investigation

Two individuals, Bruce A. Welker and Michael Weber, have written to our company requesting that we produce various books and records pursuant to Delaware Code Section 220.  Mr. Welker’s letter was dated May 31, 2013 and the letter sent on behalf of Mr. Weber was dated June 5, 2013.  We have responded by letter to these demands and have been in subsequent communications with counsel regarding the demands.  One individual, Steven Segall, has written to our company’s Board of Directors and demanded that the Board investigate certain claims and take appropriate remedial action in response to alleged wrongdoing that took place between 2010 and 2013.  Our company advised Mr. Segall that our Board of Directors would review the issues raised in his demand letter and further respond once that review was complete.  Following a full review by a Committee of Independent Directors, assisted by separate outside counsel, the Board upon recommendation of the Committee determined that Mr. Segall’s demand should be refused pending the outcome of related securities litigation and directed that this decision be communicated to counsel for Mr. Segall.

FDA Warning Letter

On December 24, 2013, our company received a warning letter, from the FDA regarding our CigRx® and Anatabloc® dietary supplements.  In the Letter the FDA asserted that CigRx® and Anatabloc® were not properly marketed as dietary supplements, since our company had not filed a New Dietary Ingredient Notification for anatabine as a dietary ingredient prior to the introduction of our dietary supplements.  The FDA also claimed that certain materials on our websites, including published research articles, contained drug claims for Anatabloc®.  We responded to the letter on January 31, 2014 contesting the FDA’s position with respect to status of our dietary supplements and noting that we had voluntarily removed website and other materials objected to by the FDA.  We are currently communicating with the FDA in an effort to reach an amicable resolution of the issues asserted in the warning letter.

Consumer Class Action

On January 27, 2014, Howard T. Baldwin filed a purported class action naming our company, Rock Creek and GNC Holding, Inc., as defendants.  The case was filed in the United States District Court of the Northern District of Illinois.  Generally, the complaint alleges that claims made for our company’s Anatabloc® product have not been proven and that individuals purchased the product based on alleged misstatements regarding the characteristics, uses, benefits, quality and intended purposes of the product.  The complaint purports to allege claims for violations of state consumer protection laws, breach of express and implied warranties and unjust enrichment.  We have agreed to indemnify and defend GNC pursuant to the terms of the purchasing agreement between Rock Creek and GNC. Consistent with that commitment, we have agreed to assume the defense of this matter on behalf of our company as well as GNC. The defendants have received an extension of time to respond to the complaint in this case until March 24, 2014.  We intend to vigorously defend against these claims.  However, at the present time, we cannot predict the possible outcome of these claims.  Accordingly, no amount has been accrued in our consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our company’s common stock, par value $0.0001 per share, is traded on the Nasdaq Global Market under the symbol “STSI”. On March 7, 2014, the closing price of our common stock as reported on the Nasdaq Global Market was $0.93. Set forth below are the high and low sales prices for each full quarterly period during 2013 and 2012, as reported by Nasdaq.  From time to time, during the periods indicated, trading activity in our common stock was infrequent.  As of March 7, 2014, there were approximately 600 registered holders of our common stock.

27

	2013		2012
	High	Low	High	Low
Quarter
First	$2.96	$1.49	$4.18	$2.13
Second	1.60	1.20	4.96	2.66
Third	2.18	1.44	5.05	3.21
Fourth	2.30	1.16	3.58	1.56

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

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides certain information as of December 31, 2013, with respect to our equity compensation plans under which our common stock is authorized for issuance:

Weighted-
	Number of Shares	Average	Number of Securities
	to be Issued Upon	Exercise	Remaining Available
	Exercise of	Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options	Options	Compensation Plans
Plan Category	and Rights	and Rights	(excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	22,145,000	$2.27	12,279,697

Subsequent to December 31, 2013 we issued a combination of 3,523,052 in stock and stock option grants. As a result, the number of securities remaining available under the plans at March 14, 2014 is 8,239,404. This amounts reflects an adjustment for the number of shares that would be issued to our company’s CEO and President under performance based grants totaling an aggregate value of $3,750,000  at the time of award, calculated using our company’s Nasdaq market closing price of $1.00 at March 13, 2014.

Option Grants and Stock Awards

In 2013, we granted our directors, or the Purchaser Class, options to purchase our common stock as described in our Quarterly Reports on Form 10-Q filed during 2013 or during the fourth quarter of 2013 from our company’s 2008 Incentive Plan. On December 16, 2011, our shareholders approved the grant of stock options previously issued to Jonnie R. Williams, our former CEO, and Paul L. Perito, our former President and COO, for 4.9 million and 4.0 million option shares, respectively.  Those stock options have a strike price of $2.95. Sixty-five percent of the stock options, constituting 5,785,000 option shares, vested in December 2011 and had an aggregate stock compensation value of $14.5 million that was recognized in the fourth quarter 2011.  On December 24, 2013, Mr. Williams forfeited his unvested stock options in the amount of 1,715,000 option shares.  On the same date, 1,400,000 option shares, the remaining shares granted to Mr. Perito, vested upon the determination by our company’s Compensation Committee that a performance criteria covering eighty percent of the stock options had been satisfied.  Based on that determination, we recognized an aggregate stock compensation value for the options issued to Mr. Perito in the amount of $3.5 million in the fourth quarter 2013.  Given the fact that Mr. Williams forfeited his stock options before vesting, we did not calculate any stock compensation value for those stock options. On October 22, 2013, 50,000 options for shares of our common stock with an exercise price of $1.90 were granted to one member of the Purchaser Class, on December 14, 2013, 50,000 options for shares of our common stock with an exercise price of $1.25 were granted to another member of the Purchaser Class and on December 27, 2013, a total of 6,200,000 options for shares of our common stock were issued to members of the Purchaser Class as part of the compensation packages for our CEO and President and as initial option grants to new Directors elected by our stockholders at our Annual Meeting held that date.

Five-year financial performance graph: 2009-2013

Comparison of five-year cumulative return among Star Scientific, the S&P Composite and the peer group

	FISCAL YEAR ENDING
COMPANY / INDEX / MARKET	2008	2009	2010	2011	2012	2013
Star Scientific, Inc.	$100.00	$18.28	$50.91	$56.92	$69.97	$30.29
S&P Composite	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
Peer Group	$100.00	$190.62	$276.70	$409.09	$293.52	$834.57

The Peer Group consists of:

NU SKIN ENTERPRISES, INC
HERBALIFE, LTD
USANA HEALTH SCIENCES
NATURE SUNSHINE PRODUCTS, INC.
RELIVE INTERNATIONAL, INC.
NATURAL ALTERNATIVES INTERNATIONAL, INC.

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

The selected consolidated financial data of our company, for and as of the end of each of the periods indicated in the five-year period ended December 31, 2013, have been derived from our company’s audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in “Item 15. Exhibits, Financial Statement Schedules” of this Report.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$9,141	$6,188	$1,244	$63	$-
Cost of goods sold (excludes federal excise tax)	5,174	3,566	1,861	405	470
Gross profit (loss)	3,967	2,622	(617)	(342)	(470)

Loss from continuing operations before income taxes	(33,229)	(18,100)	(35,893)	(25,829)	(17,369)
(Loss) Gain from discontinued operations	395	(4,753)	(2,095)	(2,452)	(5,431)
Net loss	$(32,834)	$(22,853)	$(37,988)	$(28,281)	$(22,800)
Basic and diluted loss per share:
Continuing operations	$(0.20)	$(0.12)	$(0.27)	$(0.22)	$(0.17)
Discontinued operations	-	(0.03)	(0.01)	(0.02)	(0.05)
Total basic and diluted loss per share	$(0.20)	$(0.15)	$(0.28)	$(0.24)	$(0.22)
Weighted average shares outstanding	168,061	146,997	133,640	118,384	101,907

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$3,881	$23,121	$10,188	$13,192	$12,360
Inventories	3,473	4,989	2,454	3,080	-
Property and equipment	399	1,338	1,611	1,265	35
Note Receivable	583	-	-	-	-
MSA escrow funds	482	481	368	368	365
Discontinued operations assets	69	314	1,061	1,296	1.345
Total assets	$10,952	$31,924	$17,077	$20,285	$13,889

Long-term obligations	$-	$-	$2,531	$5,049	$7,518
Accounts payable and accrued liabilities	3,943	5,122	2,397	1,726	2,570
Discontinued operations liabilities	29	1,761	190	283	826
Stockholders’ equity (deficit)	$6,980	$24,984	$9,391	$10,655	$(2,288)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an assessment of our consolidated results of operations, capital resources, and liquidity and should be read together with our consolidated financial statements and related notes in “Item 15.  Exhibits, Financial Statement Schedules” of this Report.  This discussion includes forward-looking statements based on current expectations that involve risks and uncertainties and should be read together with “Item 1A. Risk Factors” and “Special Note on Forward-Looking Statements” elsewhere in this Report.

Overview

Corporate Transition, Leadership and Operational Changes

Prior to the corporate transition in December 2013, our business strategy focused on selling nutraceutical dietary supplements that provide anti-inflammatory support and decrease the urge to smoke.  We also have been involved in selling an associated line of cosmetic products, pursuing ongoing research and development by Rock Creek of related dietary supplements and pharmaceutical products, and to a much lesser degree seeking to license our low-TSNA curing technology and related products.  In late 2013, our senior management and Board of Directors determined to undertake certain significant corporate changes in order to better take advantage of the potential opportunities in the area of pharmaceutical products, including the development of products approved by the FDA.  In December 2013, our stockholders approved various matters necessary to effect the corporate transition.  As part of the corporate transition, Michael J. Mullan, MBBS (MD), PhD was appointed our Chief Executive Officer and Chairman of our Board of Directors, and Christopher C. Chapman, MD was appointed our President.  In addition to these significant management changes, our stockholders elected a new Board of Directors consisting of five new directors (including Dr. Mullan) and one existing director (Dr. Chapman).

The corporate transition was driven, in large part, by our belief that our company has evolved such that, from an operational standpoint, it was in our best interest to focus more on pharmaceutical products because there is potential for greater revenue growth through pharmaceutical product sales (for various reasons, including market acceptance of FDA-approved pharmaceutical products, the ability to market such products on a broader scale and recent Anatabloc® research in support of the feasibility of pursuing FDA applications).  In this regard, Drs. Mullan and Chapman have extensive experience in the commercial aspects of the development, approval process and marketing of pharmaceutical products.  Additionally, we will be required to generate the appropriate preclinical and clinical data needed for Investigational New Drug applications related to pharmaceutical products. Drs. Mullan and Chapman are highly experienced in this area. Dr. Chapman has extensive experience with the IND process that will be invaluable as part of the Company’s strategy going forward. Further, Dr. Mullan has strong scientific credentials that will be necessary to generate the information for the IND process as well as interacting with applicable scientific consultants and others with respect to the IND process.

As part of our corporate transition we are consolidating offices and moving functions to a new corporate headquarters in Sarasota, FL. Our company’s Compensation Committee has approved a severance plan for employees whose positions will not be continued as a result of this transition.  Also as part of our transition, our former Chief Executive Officer, Jonnie R. Williams, Sr. and our former President and Chief Operating Officer, Paul L. Perito, resigned from their prior positions with the Company and assumed the role of a non-executive employee, in the case of Mr. Williams, and the role of Vice President and Senior Counsel, Legal and Regulatory affairs, in the case of Mr. Perito.  We anticipate that as part of our transition that our company will enter into separate severance arrangements with Messrs. Perito and Williams.

This “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, particularly our Results of Operations reported below, discloses information principally related to our company from a historical perspective and our operations prior to the corporate transition.  We expect that in the future, as we seek to implement our strategy to better take advantage of the potential opportunities in the area of pharmaceutical products, our results of operations and financial condition may vary significantly from what we have reported in the past.

Our Company and Products

In recent years, we have engaged primarily in the sale of nutraceutical dietary supplements and related cosmetic products, and pursuing ongoing research and development by our subsidiary, Rock Creek, of related dietary supplements and pharmaceutical products.  We continue to operate our nutraceutical supplement and cosmetic lines of business and have been evaluating this aspect of our business in light of our corporate transition and the matters raised in a warning letter we recently received from the FDA regarding our CigRx® and Anatabloc® dietary supplements (discussed above in “Item 1. Business”). However, we also expect that, by leveraging the underlying science and clinical data accumulated by us in relation to our existing products, we will focus our operations on the research and development of drug candidates.  We expect much of these research and development efforts will initially focus on developing our anatabine compound as a potential drug candidate, as discussed above in “Item 1. Business.”

We historically have focused on utilizing certain alkaloids found in the Solanacea family of plants, which includes potatoes, tomatoes, and eggplants, initially to address issues related to the desire to smoke or use other traditional tobacco products. More recently, we have concentrated on the anti-inflammatory aspects of one of those alkaloids, anatabine.   Currently, Rock Creek manufactures and sells two nutraceutical dietary supplements: Anatabloc®, for anti-inflammatory support, and CigRx ®, for assistance in fighting the urge to smoke cigarettes. Rock Creek also has been involved in the development of a cosmetic line of products that utilizes our anatabine compound to improve the appearance of the skin. We introduced Anatabloc ® Facial Crème in September 2012 and related line extensions in 2013.  Since the introduction of Anatabloc ®, our revenues have been derived almost exclusively from the sale of our anatabine based nutraceutical products and, more particularly, Anatabloc ®.  We do not expect to recognize any revenues related to our drug development initiatives for the foreseeable future.  See “Our Dietary Supplements and Related Products” above in “Item 1. Business” for more information related to our existing product portfolio.

Prospects for Our Operations

The following discussion is designed to summarize and highlight what we believe to be significant factors that could have an important impact on our business and future operations.  You should read this summary in conjunction with the additional disclosure provided in this Report, including in particular the balance of this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Item 1. Business” and “Item 1A. Risk Factors”.

General Overview of Operations and Current Financial Condition

The recurring losses generated by our business continue to impose significant demands on our liquidity. Our future prospects will be highly dependent on our ability to successfully implement our current strategy to better take advantage of the potential opportunities in the area of pharmaceutical products, including the development of products approved by the FDA.  Our ability to appropriately scale our sales and marketing expenses for these products, manage overall operating expenses, as well as raise additional capital necessary to support our operations, will be key to future operations and financial condition (particularly given the capital intensive nature of drug development).  Sales of Anatabloc ® were responsible for virtually all of our dietary supplement revenue during 2013 and we do not expect to generate revenue from the sale of pharmaceutical products in the near term, given the long timeframe for approval of these products.  We have and will continue to seek to generate revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee and for our related products, but royalty revenues have been insignificant to date.

We recognized net revenue of approximately $9.1 million for 2013 and a loss from continuing operations of approximately $(33.2) million. The recurring losses generated by our operations continue to impose significant demands on our company’s liquidity.  As of December 31, 2013, we had approximately $5.2 million of working capital, of which approximately $3.9 million was cash and cash equivalents. On March 12, 2014, we entered into a series of equity and financing transactions that resulted in gross cash proceeds to us of approximately $9.3 million and a credit facility of $5.8 million, for total funds available of $15.1 million. Under one transaction, holders of previously held warrants with strike prices ranging from $1.50 to $2.00 agreed to immediately exercise on an aggregate of 4.2 million warrants at a reduced strike price of $1.00 per share.  The investors also were issued new warrants for an equal number of shares that have a term of seven years and a strike price of $1.00 per share.  This transaction resulted in proceeds of approximately $4.2 million.  Under another transaction we sold 5.1 million shares and matching warrants for 5.1 million shares to other investors at $1.00 for the shares and warrant shares.  This transaction resulted in proceeds to us of $5.1 million. Finally, we entered into a credit facility with another investor under which that investor agreed to loan us up to $5.8 million (subject to certain limitations).  The credit facility provides for an annual interest rate of 3% on any funds drawn by us.  It also provides the lender with the option to convert any loan amount to a unit of our common stock and a matching seven-year warrant at a conversion price of $1.00.per unit.  For a discussion of this financing transaction, see Item 9B, “Other Information” and Note 16 “Subsequent Events” of the consolidated financial statements in “Part IV-Item 15” of this Report.  We currently believe that, after giving effect to this transaction, we have sufficient funding to support our operations through the first quarter of 2015.  However, there are factors that could make it necessary for us to seek to raise additional capital before that time, and there is no assurance that we will be successful in obtaining funding at commercially favorable terms, if at all. For a discussion of these factors, see “Liquidity and Capital Resources,” below.

Regulatory Hurdles; IND Process

The drug development business is highly regulated, and will require us to file an IND application related to any new pharmaceutical products we intend to introduce.  While we intend to file an IND application during the second quarter 2014, the filing of the IND could be delayed if there is difficulty in assembling scientific data necessary to support the IND application.  In addition, there can be no assurance that, once we file, an IND application the FDA will not impose a regulatory hold on the initiation of clinical trials, if it believes that the data supporting the IND is insufficient.   See “Item 1A. Risk Factors — Risks Related to our Pharmaceutical Business” and “ — Regulatory Risks” for more information on the regulatory challenges presented by our business.

Capital Intensive Nature of Drug Development

The drug development business is very capital intensive, particularly for early stage companies that do not have significant off-setting revenues.  Even if we are successful in filing an IND, our product development initiatives will be substantially dependent on our ability to continue our research initiatives and to obtain the funding necessary to support these initiatives.  Our inability to continue these initiatives and initiate new research and development efforts could result in a failure to develop new products or to improve upon existing products.

FDA Warning Letter

On December 24, 2013, we received a warning letter from the FDA regarding our CigRx® and Anatabloc® dietary supplements.  In the letter, the FDA asserted that CigRx® and Anatabloc® were not properly marketed as dietary supplements, since our company had not filed a New Dietary Ingredient Notification for anatabine as a dietary ingredient prior to the introduction of our dietary supplements.  The FDA also claimed that certain materials on our websites, including published research articles, contained drug claims for Anatabloc®.  We responded to the FDA’s letter on January 31, 2014 contesting the FDA’s position with respect to the status of our dietary supplements and noting that we had voluntarily removed website and other materials objected to by the FDA.  We are currently communicating with the FDA in an effort to reach an amicable resolution of the issues asserted in the warning letter.

Investigations and Other Litigation

In late January and February 2013 our company, directors and others received subpoenas from the United States Attorney’s Office, or USAO, for the Eastern District of Virginia seeking documents.  We believe we have responded to substantially all of the issues being reviewed by the USAO. In addition, the international law firm of Chadbourne & Parke LLP conducted an internal investigation of these matters and that investigation was substantially completed in late June 2013. As previously reported, based on the results of the internal investigation, the cooperation with the USAO, and discussions and communications between our outside counsel and the USAO, we do not believe our company will be prosecuted for any of the matters that the USAO has been investigating.

We incurred substantial legal expenses in connection with the government and internal investigations discussed above in 2013, although those expenses declined significantly later in 2013 as the USAO investigation with respect to our company neared completion.  However, we expect to continue to incur additional legal expenses in 2014 in connection with the USAO investigation which has resulted in the indictment against former Governor Robert McDonnell and his wife, Maureen McDonell. We also expect to continue to incur legal expenses (and related cash demands) in connection with the civil actions and other matters discussed under “Part I-Item 3- Legal Proceedings” and such expenses and cash demands relating to those matters may be material.  We expect that much of the cost related to the ongoing securities class action and derivative actions discussed in Part II-Item I will be covered by insurance, but cannot provide any assurances with respect to the outcome of the pending actions, or action yet to arise, including that such claims will not exceed the limits of our insurance policies.

Our Product and Product Development Initiatives

Dietary Supplements and Development of Pharmaceutical Products.  Anatabloc®, which is intended to provide anti-inflammatory support, is currently being sold through our interactive website and our customer service center.  Also, Anatabloc® is available on a pay-on-scan basis through GNC, a retailer of dietary supplements, through its online store as well as through its more than 4,000 company-owned stores and franchised retail locations.  The Company’s initial marketing of Anatabloc ® had been primarily directed toward physicians and other healthcare professionals.  More recently we have been focusing our marketing efforts on athletes and other groups of individuals who are frequently seeking to maintain healthy levels of inflammation. In 2013, our company sought to further align our marketing and distribution efforts with GNC as our primary strategic partner for growth.   Following this realignment we experienced a decline in sales volumes in our company’s internet sales and although sales volumes at GNC increased, our overall sales volume and revenue declined given the lower wholesale pricing to GNC as compared to our retail pricing for product sold through the Company’s website.  We have been evaluating our dietary supplement business in light of our corporate transition and in light of the FDA warning letter that we received in December 2013.

In 2009, Rock Creek developed a non-nicotine, non-tobacco nutraceutical, CigRx® that is intended to temporarily reduce the desire to smoke. We continue to market this product on our interactive website and through limited retail distribution.  Consistent with the transition of our company’s focus we anticipate concentrating more of our effort in the future on the development of pharmaceutical products with clinical claims, as well as pharmaceutical products for the treatment of a range of conditions, including Alzheimer’s disease, Parkinson’s disease, multiple sclerosis, schizophrenia, depression and Hashimoto's autoimmune thyroiditis.

Cosmetics.  We introduced our anatabine-based cosmetic products, Anatabloc® Facial Crème in September 2012 and Anatabloc ® Revitalizing Facial Serum in March 2013. Our Anatabloc ® Clarifying Facial Cleanser, which does not contain anatabine, was introduced in August 2013. These products, which are intended to improve the appearance of the skin, are currently sold on our interactive website and customer service center. Also, GNC began carrying our Anatabloc ® Facial Crème on its website in February 2013 and in April 2013 began carrying our Anatabloc ® Revitalizing Facial Serum. Our Anatabloc ® Facial Crème and Anatabloc ® Revitalizing Facial Serum also are available at select GNC franchise locations.

Research Related to Our Dietary Supplements and Cosmetic Products.  Since 2011, Rock Creek, the Roskamp Institute and researchers at Johns Hopkins University, have completed and reported on a number of studies designed to assess the ability of our anatabine compound to lower chronic inflammation in a variety of pre-clinical (non-human) and clinical (human) settings. For a description of our relationship with the Roskamp Institute, see “Item 1. Business - our relationship with the Roskamp Institute.” One study conducted by the Roskamp Institute and reported in the  European Journal of Pharmacology  showed that anatabine lowered levels of amyloid production both in the test tube and when administered to mice vulnerable to accumulation of amyloid which, at excessive levels, damages brain tissue.  A second manuscript written by the same researchers and published online in The European Journal of Pharmacology in 2012 and in manuscript form in January 2013, further characterized the anti-inflammatory effects of anatabine in several types of animal tissues, in human cells, and in human whole blood. The Roskamp Institute also presented results of pre-clinical studies of anatabine in mouse models of multiple sclerosis, traumatic brain injury, and Alzheimer’s disease at the Neuroscience 2012 conference held in New Orleans in October 2012.  In January 2013, the results of the animal multiple sclerosis study were published in PLoS One under the title “Amelioration of Experimental Autoimmune Encephalomyelitis by Anatabine.”  Further, a pre-clinical investigator-initiated and independently funded study from Johns Hopkins that examined the effect of anatabine supplementation in a mouse model of autoimmune thyroiditis was published in September 2012 in an article entitled,  “Anatabine Ameliorates Experimental Autoimmune Thyroiditis” in the Endocrine Society’s journal,  Endocrinology  (Endocrinology. 2012 Sep; 153(9):4580-7).

In 2013, Rock Creek received positive results from a study conducted by researchers at the University of Virginia Medical School investigating the effects of anatabine in an animal model of ulcerative colitis. Rock Creek also received functional binding data from a study it sponsored that offers an explanation and a possible mechanism of action for some of the observed effects of anatabine.

Rock Creek also has been involved in human (clinical) trials evaluating the impact of supplementation with anatabine citrate on an inflammatory marker, C-reactive protein, or CRP, (which is believed to be an indicator of coronary heart disease), on Hashimoto’s autoimmune thyroiditis, in individuals with mild to moderate Alzheimer’s disease and in a multi-site study of Anatabloc ® Facial Crème. In February 2012, Rock Creek reported research on the first clinical trial demonstrating that Anatabloc ® lowers chronic inflammation measured by CRP levels in the blood. The reported results were obtained in connection with an in-house study undertaken by Rock Creek that involved a group of smokers who had been using Anatabloc ® on an extended basis.  In October 2012 Rock Creek reported further results, based on an interim look at the results of a second CRP study that was conducted by the Roskamp Institute as the study sponsor.  That interim look showed that 61% of diabetic subjects (11 of 18) taking metformin (the most common drug prescribed to diabetics) had a CRP reduction, as did 38% of the general trial population not taking metformin (31 of 81). Overall, 42 of 99 subjects (42%) had a decrease in CRP after one month of anatabine supplementation.   After further, extensive review of the interim data from this CRP study, Rock Creek and the Roskamp Institute completed the study report, which confirmed the interim findings reported in October 2012. The report further confirmed that the supplement was safe and well tolerated, but that given the cyclical nature of CRP levels further enrollment in the study would not be productive.

On January 7, 2013 Rock Creek reported initial results for its Thyroid health study. Those results suggest that dietary supplementation with anatabine ameliorates the immune system’s targeting of the thyroid gland in cases of autoimmune thyroiditis. On October 31, 2013 the results of the Thyroid Health Study were published on-line in The Journal of Clinical Endocrinology & Metabolism in a peer-reviewed brief report entitled “Anatabine supplementation decreases thyroglobulin antibodies in patients with chronic lymphocytic autoimmune (Hashimoto’s) thyroiditis”.  Also in October 2013 a peer-reviewed article titled, “Effects of Dietary Supplementation with the Solanacea Plant Alkaloid Anatabine on Joint Pain and Stiffness:  Results from an Internet-Based Survey Study", was published in Clinical Medicine Insights: Arthritis and Musculoskeletal Disorders.

The Alzheimer’s study that is being sponsored by Rock Creek and conducted and paid for by the Roskamp Institute began enrolling subjects at the end of August 2012. As of March 1, 2014, 83 subjects had been screened, 62 subjects had been enrolled in the study and 53 subjects had completed the study.  This study has now been suspended pending filing of an IND, but an interim analysis is anticipated which may influence the decision to proceed with this study.  Both the double-blind and open-label portion of the Anatabloc ® Facial Crème study were completed at the end of August 2013.  A total of 109 of the 117 subjects enrolled in the study completed the double-blind portion of the study and 85 of 88 subjects completed the open-label extension. The study report is in preparation, but a first look at the data shows that both the active and placebo treatments produced marked improvements in both investigator and subject-related measures of appearance and severity of conditions.

Federal Regulations of Dietary Supplements, Drug Products and Cosmetics

Under the Food, Drug and Cosmetic Act, the Food and Drug Administration, has authority for reviewing and approving any new drug product prior to its introduction into commerce. The FDA approval process involves, among other things, successfully completing clinical trials under an Investigational New Drug Application and obtaining a premarket approval after filing a New Drug Application. The NDA process requires a company to prove the safety and efficacy of a new drug product to the FDA’s satisfaction. The Dietary Supplement Health and Education Act, provides the FDA with authority over the production and marketing of dietary supplements. In certain cases DSHEA also requires notification to the FDA before a company begins to market a dietary supplement. DSHEA does not require prior approval by the FDA for the introduction of dietary supplements into the market, but does require that such products comply with the requirements of DSHEA prior to and after their introduction into commerce. The FDA also has jurisdiction over cosmetic products and claims made for such products. While premarket approval is not required prior to the marketing of cosmetic products, the ingredients in such products must be recognized as being safe and appropriate for use in cosmetics and the FDA has authority with respect to the labeling, packaging and promotion of such products. See “Item 1. Business-Government Regulation” for more information relating to governmental regulation of products by the FDA.

Licensing and Intellectual Property.

Since 2010 we have filed United States patent applications relating to the active ingredient of our dietary supplement products, uses of the products and product formulations.  These included two applications for therapeutic methods involving the administrations of anatabine, its isomers and derivatives thereof for treating chronic inflammation that may be associated with disorders such as thyroiditis, cancer, arthritis, Alzheimer’s disease, and multiple sclerosis, an application for a beverage product containing anatabine or a derivative or salt thereof, an application for our CigRx ® formulation and our Anatabloc ® formulation as well as an application for the synthesis of anatabine and an application for a relapse prevention product. It also includes two applications that we filed in 2013 for our Anatabloc ® Facial Crème formulation and for an anatabine based inhaler for smoking cessation. We also filed an application for a design patent relating to the 20-piece container used for our CigRx ® and Anatabloc ® products and a divisional application for food grade salts of anatabine. On October 15, 2013, the United States Patent and Trademark Office,  issued a patent (Patent No. 8,557,999) to Rock Creek covering anatabine citrate, the active component in our company’s Anatabloc® and CigRx ® products.  In June 2012, the PTO issued a patent to Rock Creek for an improved method of synthesizing anatabine that facilitates large scale commercial production of high purity anatabine. Also, in August 2012, the PTO issued a patent to Rock Creek for an anatabine and yerba mate composition and uses thereof in assisting weight loss and curbing the urge for tobacco. In 2011, the PTO issued a design patent to Rock Creek for the 20-piece dispenser used for our CigRx ® and Anatabloc ® products.  In 2014 Rock Creek filed a divisional application with method claims in connection with its prior application for the Anatabloc® formulation and in lieu of the previously filed application.  We also have several international applications pending that relate to inflammation-mediated disorders, our anatabine and yerba mate composition, our Anatabloc ® formulation, a relapse prevention product and the administration of anatabine, its isomers and derivatives thereof generally, and also for autism and seizure indications.

We are the exclusive licensee under a License Agreement with Regent Court Technologies, LLC which grants us exclusive worldwide rights to and a right of sublicense for the StarCured ® process, related patents covering the production of low-TSNA dissolvable smokeless tobacco products and the use of certain MAO inhibitors in treating neurological conditions.  This technology essentially arrests or eliminates microbial activity that normally occurs during curing, thereby preventing the formation of TSNAs. See “Item 1.  Business - Our Patents, Trademarks and Licenses for more information relating to our patents.

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Sales. For the year ended December 31, 2013, net sales (gross sales less cash discounts, product discounts and product return allowance) were approximately $ 9.1 million compared to approximately $6.2 million during the same period in 2012, an increase of approximately $2.9 million. The improved net sales are attributable to increased sales volume of our Anatabloc ® dietary supplement for anti-inflammatory support.

Gross Profit.  We had a gross profit of $4.0 million during the year ended December 31, 2013 compared to a gross profit of $2.6 million for the same period in 2012, an improvement of $1.4 million.  The increase in gross profit is attributable to increased Anatabloc ® sales.

Total Operating Expenses. Total operating expenses (comprised of Sales and Marketing, General and Administrative and Research and Development expenses) were approximately $36.9 million for the year ended December 31, 2013, an increase of approximately $9.7 million, or 35.5%, from approximately $27.2 million for the same period in 2012. General and administrative expenses increased by approximately $7.2 million, and sales and marketing expenses increased by approximately $4.0 million. Research and development costs decreased $1.6 million.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $10.2 million for the year ended December 31, 2013, an increase of approximately $4.0 million, or 64.9%, from approximately $6.2 million for the same period in 2012.  The increase in sales and marketing expense was attributable to the expanded promotion of our Anatabloc ® dietary supplement.  We expect our sales and marketing expenses to trend lower in 2014 as we have significantly curtailed the marketing of our Anatabloc® product as we begin to concentrate more of our resources on the drug development aspects of our business and as we have undertaken to review and revise marketing materials in response to the FDA warning letter we received in December 2013.

General and Administrative Expenses. General and administrative expenses were approximately $23.7 million for the year ended December 31, 2013, an increase of approximately $7.2 million, or 43.7%, from approximately $16.5 million for the same period in 2012.  For the year ended December 31, 2013, we had increased legal expenses of $6.6 million primarily related to our efforts in responding to subpoenas in the government investigation and in connection with our related internal investigation, related civil actions and management transition.  Net non-cash charges increased $3.2 million related to stock options, stock grants and the modification of the time to exercise previously issued stock options. These expense increases were partially offset by reduced executive salaries of $1.4 million, and by reductions in executive travel payments of $1.0 million. The aggregate of all other expenses were lower by $0.5 million. We expect our investigation-related expenses will be lower in 2014 as we believe the investigation by the USAO as to our company is nearing completion.  However, we expect to continue to incur in 2014 increased legal expenses (and related cash demands) in connection with the related civil actions, other matters discussed under “Part II-Item 1- Legal Proceedings,” and management transition, and such expenses and cash demands may be material.

Research and Development Expenses. We expended approximately $3.0 million on research and development during 2013, a decrease of $1.6 million or 34.2% from approximately $4.6 million for the comparable period in 2012. The research and development cost in 2013 were directed principally toward the ongoing clinical trial for Anatabloc ® Facial Crème and the analysis of results of the CRP and Hashimoto’s autoimmune thyroiditis clinical trials. In 2013 we incurred $436 thousand of expense based on the Research and Royalty Agreement with an affiliate of the Roskamp Institute under which we are obligated to pay a royalty of 5% on all Anatabloc ® sales.  See “Item 1. Business-Our Relationship with the Roskamp Institute” in this Report for more information relating to our relationship with the Roskamp Institute.  We expect our research and development expenses to trend higher in 2014 as we seek to expand the scope of our drug development effort, including initiating Phase I clinical trials following the filing of an IND with the FDA.

Interest Income and Expense.  We had interest income of $14 thousand and no interest expense for the year ended December 31, 2013. For the same period in 2012, we had interest income of $17 thousand and interest expense of $104 thousand, for a net interest expense of $87 thousand.  The lower interest expense for the year ended December 31, 2013 reflected principally the extinguishment of our long term debt obligations to R J Reynolds, or RJR, pursuant to the terms of our 2012 settlement agreement as well as the extinguishment of other minor long-term debt in 2013. The lower interest income during the year ended December 31, 2013 was primarily due to lower cash balances in the period.

Other Income and Expense. Other income and expense was a net expense of $0.3 million for the year ended December 31, 2013 compared to $6.6 million in net income for the comparable period in 2012, a decrease of $6.9 million. The net expense for 2013 was primarily due to the reversal of an accrual of $1.3 million as a result of a resolution of a contingent fee arrangement with the law firm representing the Company in the  RJR patent lawsuit offset by the State of Virginia sales and use tax case settlement expense of $1.0 million and the write off of unusable equipment of $0.7 million. The $6.6 million in net income for the year ended December 31 2012 was primarily due to the settlement of the RJR patent lawsuit which consisted of debt forgiveness and a cash payment to our company in September 2012.

Income Tax Expense. During the years ended December 31, 2013 and 2012, we had no income tax obligation due to our net operating losses.

Discontinued Operations. During the year ended December 31, 2013 we recognized a gain from the sale of equipment and inventory specific to the dissolvable tobacco business of $0.4 million. During the year ended December 31, 2012 we elected to close our dissolvable tobacco business and exited the tobacco business as of December 31, 2012.  We incurred a charge of $(3.1) million in connection with the discontinuation of those operations and losses from operations of $(1.7) million for a total discontinued operations charge of $(4.8) million.

Net Loss.  We had a net loss from continuing operations of approximately $(33.2) million for the year ended December 31, 2013 compared to a net loss from continuing operations of approximately $(18.1) million in 2012, an increased loss of $15.1 million.  The net loss after discontinued operations for the year ended December 31, 2013 was $(32.8) million compared to the net loss after discontinued operations of $(22.9) million for the same period in 2012 an increased loss of $9.9 million.  The results for the year ended December 31, 2012 included miscellaneous one-time income of $6.6 million primarily as a result of the resolution of the RJR litigation matters.  While we had an increase in gross profit of $1.4 million for the year ended December 31, 2013, that increase was offset by increased marketing costs of $4.0 million for Anatabloc ® , increased legal expenses of approximately $6.6  million and increased non-cash stock compensation of $3.2 million. These increases were offset by decreased executive salaries of $1.4 million, executive travel of $1.0 million and research and development expenses of $1.6 million.

For the year ended December 31, 2013, our basic and diluted loss per share from continuing operations was $(0.20) compared to a basic and diluted loss per share from continuing operations of $(0.12) for the year ended December 31, 2012. For the year ended December 31, 2012, our basic and diluted loss per share, including $(0.03) from discontinued operations, was $(0.15).  This compared to a basic and diluted loss per share of $(0.20) for the year ended December 31, 2013. However, on a pro-forma basis, excluding the net gain from the resolution of the RJR litigation matters and the discontinued operations, our net loss per share, both basic and diluted, would have been $(0.17) for the year ended December 31, 2012.  We believe that this non-GAAP measure is important to an investor’s understanding of our net losses from core business operating results, and that the net gain from the resolution of the RJR litigation reflects a one-time event that will not recur in future periods.

Reconciliation of GAAP to Non-GAAP earnings per share
	Year ended December 31,
	2013	2012
	unaudited

Basic and diluted net loss per common share GAAP basis continuing operations	$(0.20)	$(0.12)

Basic and diluted gain from RJR settlement	$-	0.05

Basic and diluted net (loss) per common share Non-GAAP basis	$(0.20)	$(0.17)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Please refer to “Item 6. Selected Financial Data” elsewhere in this Report to view the five-year comparison of our results of operations and selected financial data. The amounts in this analysis have been restated for discontinued operations resulting from the closing of our dissolvable tobacco business.

Net Sales. For the year ended December 31, 2012, net sales (gross sales less cash discounts, product discounts and product return allowance) were approximately $6.2 million compared to approximately $1.2 million during the same period in 2011, an increase of approximately $5.0 million.  The improved net sales were attributable to increased sales volume of our Anatabloc ® dietary supplement for anti-inflammatory support.

Gross Profit (Loss). We had a gross profit of $2.6 million during the year ended December 31, 2012 compared to a gross loss of $(0.6) million for the same period in 2011, an improvement of $3.2 million.  The increase in gross profit was attributable to increased Anatabloc ® sales.

Total Operating Expenses. Total operating expenses were approximately $27.2 million for the year ended December 31, 2012, a decrease of approximately $7.9 million, or 22.3%, from approximately $35.1 million for the same period in 2011.  This change was attributable to decreases in general and administrative expenses of approximately $12.8 million offset by increases in marketing and distribution costs of approximately $3.6 million and increased research and development costs of approximately $1.3 million.  The increased research and development costs principally related to clinical (human) trials and pre-clinical (non-human) studies of our Anatabloc ® product or the principal dietary ingredient in Anatabloc ®.

Marketing Expenses. Marketing and distribution expenses were approximately $6.2 million for the year ended December 31, 2012, an increase of approximately $3.6 million, or 140.8%, from approximately $2.6 million for the same period in 2011.  The increase in marketing costs during the year ended December 31, 2012 was attributable solely to the promotion of Anatabloc ® as we decreased our spending on marketing for CigRx ® during this period. Our Anatabloc ® marketing consisted of a mix of advertising on radio and television and in print media and through online channels as we attempted to reach a wider audience of potential consumers for Anatabloc ®.  We varied the frequency of ads and changed content as we sought to better communicate the benefits of Anatabloc ®  to a wider audience.

General and Administrative Expenses. General and administrative expenses were approximately $16.5 million for the year ended December 31, 2012, a decrease of approximately $12.8 million, or 43.7%, from approximately $29.3 million for the same period in 2011. During the year ended December 31, 2012, we had a non-cash charge of $3.2 million for stock based compensation compared to a charge of $17.3 million during the same period in 2011 for a net decrease of $14.1 million during 2012.  Also, we had an expense of $0.3 million in connection with bonuses paid to certain employees who contributed to the successful launch of Anatabloc ® , while no bonuses were paid in the comparable period in 2011.  We recorded severance expense of approximately $0.2 million in 2012 and had no comparable expense in the same period in 2011. During the year ended December 31, 2012, legal expenses increased approximately $0.4 million compared to the prior period in 2011 in connection with our ongoing efforts to protect and expand the patented technology relating to our dietary supplements and the RJR litigation settlement.  Various other expenses increased by a total of $0.5 million.

Research and Development Expenses. During the year ended December 31, 2012, we expended approximately $4.6 million primarily in connection with clinical (human) trials and pre-clinical (non-human) studies of our Anatabloc ® product or the principal dietary ingredient in Anatabloc ® .  This included costs related to the development and testing of our Anatabloc ® Facial Crème prior to its introduction into the market on September 10, 2012, as well as payment of royalties of 5% of Anatabloc ® sales to an affiliate of the Roskamp Institute under the Research and Royalty Agreement entered into with that entity in 2010. For a description of our relationship with the Roskamp Institute, see “Part I - Item 1. Business - Our Current Product Development Initiatives - Our Relationship with the Roskamp Institute.” During the year ended December 31, 2011, Rock Creek expended approximately $3.2 million primarily in connection with the product development of Anatabloc ®.

Interest Income and Expense. We had interest income of $17 thousand and interest expense of $104 thousand for the year ended December 31, 2012, for a net interest expense of $87 thousand during the period. For the same period in 2011, we had interest income of $46 thousand and interest expense of $263 thousand, for a net interest expense of $217 thousand.  The lower interest expense for the year ended December 31, 2012 reflected lower outstanding principal of our long-term debt and the extinguishment of our RJR long-term debt obligation pursuant to the terms of the September 21, 2012 settlement agreement with RJR. The lower interest income during the year ended December 31, 2012 was primarily due to lower cash balances in the period.

Other Income and Expense. We had other income for the year ended December 31, 2012 in the net amount of $6.6 million, primarily in connection with the resolution of the RJR litigation matters. This consisted of the satisfaction and forgiveness of unsecured promissory notes in the amount of $3.4 million as of August 1, 2012 that has been payable to RJR following its combination with Brown & Williamson Tobacco Company, or B&W, in 2004 and a separate cash payment of $5.0 million for a total amount of $8.4 million.  This amount was partially offset by $1.3 million in connection with a contingent fee arrangement with counsel relating to this litigation.  We had $0.5 million in other expenses during 2011.

Income Tax Expense. During the years ended December 31, 2012 and 2011, we had no income tax obligation due to our net operating losses.

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

Net Loss. We had a net loss from continuing operations of approximately $(18.1) million for the year ended December 31, 2012 compared to a net loss from continuing operations of approximately $(35.9) million in 2011. The net loss after discontinued operations for the year ended December 31, 2012 was $(22.9) million compared to the net loss after discontinued operations of $(38.0) million for the same period in 2011. The results for the year ended December 31, 2012 included miscellaneous one-time income of $6.6 million primarily as a result of the resolution of the RJR litigation matters.  While we had an increase in gross profit of $3.2 million for the year ended December 31, 2012, that increase was offset by increased marketing costs of $3.6 million for Anatabloc ® , severance expense of $0.2 million, bonuses paid to certain employees in connection with the successful launch of Anatabloc ®  amounting to $0.3 million, increased legal expenses of approximately $0.4 million and increased research and development expenses of $1.3 million. These increases were offset by decreased charges for stock based compensation awards of $14.1 million.

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

Reconciliation of GAAP to Non-GAAP earnings per share
	Year ended December 31,
	2012	2011
	unaudited

Basic and diluted net loss per common share GAAP basis continuing operations	$(0.12)	$(0.27)

Basic and diluted gain from RJR settlement	$0.05	-

Basic and diluted net (loss) per common share Non-GAAP basis	$(0.17)	$(0.27)

Liquidity and Capital Resources

We have been operating at a loss for the past eleven years, which imposes significant cash demands on our business.  These conditions were exacerbated by the expenses we incurred in 2013 in connection with the USAO investigation, which we believe has now been substantially completed as to our Company, as well as costs associated with the corporate transition.  Our future prospects will be dependent on our ability to transition into the area of drug development, the distribution and consumer acceptance of our products and related line extensions of those products, our ability to appropriately scale our sales and marketing expenses for these products and manage our overall operating expenses, and our ability to obtain additional capital necessary to support our operations (particularly research and development and related expenses in connection with our drug development operations).  In the long-term, we expect that our revenues will shift to be more dependent on our ability to successfully implement our drug development program.

Since the introduction of Anatabloc®, our revenues have been derived almost entirely from the sales of our anatabine based nutraceutical products and, more particularly, Anatabloc ®.  Future sales of our dietary supplements will be dependent on our resolving issues with the FDA relating to status of our Anatabloc® and CigRx ® products and any other developments with respect to the status of these products, given the fact that we have limited the marketing and advertising of our dietary supplements following our receipt of the FDA warning letter in December 2013.  Our future prospects also will be dependent on our ability to develop pharmaceuticals, particularly given our intent to concentrate more effort and focus on this area as part of our ongoing corporate transition, and on our ability to begin generating income through royalties from the patented tobacco curing process to which we are the exclusive licensee.  We continue to market our CigRx ® non-tobacco nutraceutical dietary supplement to reduce the desire to smoke, but sales of CigRx ® have been and continue to be insignificant.

On March 12, 2014, we entered into a series of equity and financing transactions that resulted in gross proceeds to our company of approximately $9.3 million and cash availability under a credit facility of $5.8 million, for total funds available of $15.1 million. Under one transaction, holders of previously held warrants with strike prices ranging from $1.50 to $2.00 agreed to immediately exercise on an aggregate of 4.2 million warrants at a reduced strike price of $1.00 per share.  The investors also were issued new warrants for an equal number of shares that have a term of seven years and a strike price of $1.00 per share.  This transaction resulted in proceeds of approximately $4.2 million.  Under another transaction we sold 5.1 million shares with matching warrants for 5.1 million shares to other investors at $1.00 for the shares and warrant shares.  This transaction resulted in proceeds to us of $5.1 million. Finally, we entered into a credit facility with other investors under which that investor agreed to loan us up to $5.8 million.  The credit facility provides for an annual interest rate of 3% on any funds drawn by us.  It also provides the lender with the option to convert any loan amount to a unit of our common stock and a matching seven-year warrant at a conversion price of $1.00 per unit.  For a discussion of this financing transaction, see Item 9B “Other Information” and Note 16 “Subsequent Events” of the condensed consolidated financial statements in this Report. We currently believe that, after giving effect to this transaction, we have sufficient funding to support our operations through the first quarter of 2015.  However, depending upon, among other factors, product sales levels, the results of ongoing product development initiatives and trials, market conditions, increased expenses beyond what we currently budgeted for 2014 (in particular, our operating expenses or increased expenses related to the corporate transition matters), increased costs beyond our forecast, and cost associated with the ongoing investigation and civil litigation matters to the extent not covered by insurance, and the price of our common stock, it may be necessary for us to seek additional capital before that time, including debt financing and additional equity offerings.  There can be no assurance that we will be successful in obtaining such funding at commercially favorable terms, if at all. If we are unable to raise additional capital (including through the exercise of outstanding warrants and stock options and through private placements of our securities, each of which has been a primary source of our financing in the past) our liquidity may be materially adversely affected.  Any equity financing will be dilutive to our existing shareholders.

Corporate Transition Matters

As discussed above, as part of our ongoing corporate transition, we are shifting focus of our operations to concentrate more on the development of pharmaceutical products, in addition to the maintenance of our nutraceutical and cosmetic lines of business.  The costs and expenses related to the drug development industry may vary significantly from those associated with our nutraceutical supplement and cosmetic lines of business, including costs and expenses related to clinical trials, regulatory compliance and generally bringing to market drug candidates.  These factors, among others, may require us to seek additional capital resources as we move forward with our drug development program on a more expedited basis.

Summary of Balances and Recent Sources and Uses

As of December 31, 2013, we had approximately $5.2 million of working capital, which included cash of approximately $3.9 million.

Net Cash From Operating Activities.  For the year ended December 31, 2013, approximately $26.0 million of cash was used in operating activities compared to approximately $17.7 million of cash used in operating activities during the same period in 2012.  Cash used in operations was approximately $8.3 million higher during the year ended December 31, 2013 as compared to the same period in 2012, due primarily to increased payments for legal fees related to our response to subpoenas in the government investigation and our related internal investigation, increased Anatabine® marketing, and the settlement of the State of Virginia sales and use tax case, partially offset by reductions in inventory to support our product sales of Anatabloc ®.

Net Cash From Investing Activities.  For the year ended December 31, 2013, we generated $39 thousand from investing activities, primarily due to royalty payments from the licensing of trademarks related to the sale of our cigarette business in 2007.  During the period ending December 31, 2012, we had cash net usage of $(21) thousand with cash used for property and equipment acquisition and intangible assets offset, in part, with cash received from licensing of cigarette trademarks of $30 thousand.

Net Cash From Financing Activities.  For the year ended December 31, 2013, we generated net cash from financing activities of $7.8 million through the exercise of warrants. During the period ending December 31, 2012, we generated net cash from financing activities of approximately $32.2 million, primarily through the exercise of warrants and stock options for $32.2 million and the sale of common stock for gross proceeds of approximately $1.7 million, offset, in part, by debt payments of $1.7 million.

Net Cash Used in MSA Escrow Payments. Given the fact that we discontinued the sale of cigarettes in June 2007, we do not have any ongoing obligation to make any deposits into escrow for the year ended December 31, 2013. During the year ended December 31, 2012, we deposited $113 thousand into escrow for sales from 2006 in one MSA state, based on an audit of cigarette sales for that year.

Cash Demands on Operations

During the year ended December 31, 2013, we had losses from continuing operations that totaled $(33.2) million and a net loss of $(32.8). See “Overview” and “Results of Operations” above for a discussion of our increased operating expenses that resulted in increased use of cash during 2013.

Contingent Liabilities and Cash Demands

Litigation Costs. We have paid or accrued all existing obligations. Also, as part of our fee arrangements in certain litigation matters, we had agreed to pay counsel a percentage of any damage awards, a percentage of the resulting payments we actually received in the event that the litigation was resolved in our favor or a result fee in return for a cap on fee payments during the litigation. In connection with the settlement of the RJR litigation, we accrued $1.2 million with respect to a contingent fee arrangement with counsel relating to that litigation. Based on an agreement reached with counsel in the RJR matter in July 2013, we accounted for this item as a contingent liability beginning in the third quarter of 2013.

Product Liability.  Prior to the introduction of our dietary supplements and cosmetics, we obtained product liability insurance for each of our products. This insurance covers claims arising from product defects or claims arising out of the sale, distribution and marketing of these products. There have been no claims asserted with respect to any injury arising from the manufacture, sale or use of our dietary supplements or cosmetics to date. If any such claims are asserted in the future and ultimately result in liability that exceeds the limits of our insurance coverage, we would be liable for any such excess amount.

In 2014 a purported class action was filed with respect to the purchase of our Anatabloc® product.  In that case, plaintiff seeks a refund on behalf of all persons purchasing our dietary supplement on the basis that the product was not effective for claims allegedly asserted by our company. We have been advised by our insurance carrier that there is no coverage for the claims asserted in this case.

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

Government Investigation. In late January and February of 2013, our company, directors and others received subpoenas from the United States Attorney’s Office for the Eastern District of Virginia seeking documents.  In connection with this matter on January 21, 2014, a Grand Jury in the Eastern District of Virginia returned an indictment as a result of this investigation against former Governor McDonnell and his wife.  No charges have been filed against our company or any of our employees or directors.  Our present understanding is that the investigation as to our company is nearing completion and based on discussions and communications between our outside counsel and the USAO, we do not believe our company will be prosecuted for any of the matters that the USAO has been investigating.

FDA Warning Letter. On December 24, 2013, our company received a warning letter from the FDA regarding our CigRx® and Anatabloc® dietary supplements.  In the letter the FDA asserted that CigRx® and Anatabloc® were not properly marketed as dietary supplements, since our company had not filed a New Dietary Ingredient Notification for anatabine as a dietary ingredient prior to the introduction of our dietary supplements.  FDA also claimed that certain materials on our websites, including published research articles, constitute drug claims for Anatabloc®.  We responded to the FDA Letter on January 31, 2014 contesting the FDA’s position with respect to the status of our dietary supplements and noting that we had voluntarily removed from our website materials objected to by the FDA.  We are currently communicating with the FDA in an effort to reach an amicable resolution of the issues asserted by FDA in its letter.  While we believe our dietary supplements are legally on the market and we continue to sell these products, if we are unable to resolve our issues with the FDA, the agency could seek to prohibit us from continuing to sell these products as dietary supplements.  While we seek to resolve these issues with the FDA, we are continuing to focus on our core business activities, including the sale of our dietary supplements and the development of pharmaceutical products, consistent with our stated intent to focus more of our company’s effort on drug development efforts on a going forward basis.

Recent Transactions and Potential for Additional Financing

See Note 16 to our consolidated financial statements included in “Item 15. Exhibits, Financial Statement Schedules” of this Report.

Off-Balance Sheet Arrangements

Our company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations

At December 31, 2013, our company’s contractual cash obligations, with initial or remaining terms in excess of one year, were as follows (in thousands):

			Amount of
			Commitment ($)
			Expired By Year
			Ending December 31,
		Year ending	Three years ending	One year ending	More than 5
	Total	12/31/2014	2017	2018	Years
Operating Leases	$844	$275	$295	$62	$212

Our company had purchase commitments as of December 31, 2013 totaling $1.3 million.

Employment contracts are not included in the above table.

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of December 31, 2013, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management conducted an assessment of the effectiveness of our company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2013 were effective.

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

Cherry Bekaert LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report, which appears on page F-2 of “Item 15, Exhibits, Financial Statement Schedules” of this Report.

(c)             Changes in Internal Control Over Financial Reporting.

During the fourth quarter of 2013, in connection with the evaluation of internal controls described above in paragraph (b) of this Item 9A, there were no changes in our internal control over financial reporting for the year ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 12, 2014, we entered into a series of financing transactions that resulted in gross cash proceeds to our company of approximately $9.3 million and a credit facility of approximately $5.8 million, for total available funds of $15.1 million.

Equity Transactions

On March 12, 2014, we entered into separate Securities Purchase and Registration Rights Agreements (the “March 12th Warrant Agreements”) with two accredited investors who held previously issued warrants for 4,167,940 shares of our common stock, at exercise prices ranging from $1.50 per share to $2.00 per share.  Pursuant to the March 12th Warrant Agreements, in order to induce each warrant holder to immediately exercise the prior warrants, we agreed to (i) reduce the exercise price of the prior warrants to $1.00 per share, and (ii) grant each warrant holder a new warrant with an exercise price of $1.00 per share for the same amount of shares of common stock as the prior warrants (an aggregate of 4,167,940 shares of common stock).  In exchange, each warrant holder agreed to immediately exercise its prior warrants, whereby the warrant holder purchased an aggregate of 4,167,940 shares of common stock resulting in gross proceeds to our company of $4.2 million.  The new warrants are exercisable beginning six months following the date of the March 12th Warrant Agreement into an aggregate of 4,167,940 shares of common stock, and expire on September 12, 2021. Additionally, the March 12th Warrant Agreements grant the warrant holders certain customary resale registration rights with respect to the shares common stock underlying the new warrants.   In addition, we granted these investors certain rights to participate in our future equity financings for a period of two years.

On March 12, 2014, we also entered into separate Securities Purchase and Registration Rights Agreements (the “March 12th Direct Investment Agreements”) with four different accredited investors (each, a “Direct Investor”) to sell an aggregate of 5,100,000 shares of common stock, at $1.00 per share and warrants to purchase an aggregate of 5,100,000 shares of common stock at an exercise price of $1.00 per share.  This transaction resulted in gross proceeds to us of $5.1 million.  The warrants are exercisable beginning six months following the date of the March 12th Direct Investment Agreement into an aggregate of 5,100,000 shares of common stock, and expire on March 12, 2021. Additionally, the March 12th Direct Investment Agreements grant the Direct Investors certain customary resale registration rights with respect to the shares of common stock underlying the warrants. In addition, we granted these investors certain rights to participate in our future equity financings for a period of two years.

Each of offerings referred to above was made only to accredited investors as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.  We relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated thereunder. Each of the investors are third parties not affiliated with our company (except for such investor’s previous investments in our company), except that one investor is a non-employee consultant to our company (and this individual paid an additional $0.125 per warrant issued to him, as required by the rules of the Nasdaq Stock Market).  Our common stock is traded on the Nasdaq Global Market under the symbol “STSI”. On March 12, 2014, the last reported sale price of the common stock was $1.00 per share.

Loan Agreement

On March 12, 2014, we also entered into a loan agreement with another existing investor pursuant to which that investor  agreed to loan us up to $5.8 million (the “Loan Agreement”).  The term of the Loan Agreement is through April 15, 2015 (and each note representing an advance under the Loan Agreement will have a two year term before maturity). Interest for outstanding advances under the Loan Agreement will bear interest at three percent.  In consideration for lender’s entry into the Loan Agreement, we issued to the investor 500,000 warrants that have the same terms and conditions (and strike price) of the warrants described above related to the March 12th offerings.

Each advance made by the lender to us must be in increments of $1.250 million, and the aggregate amount of advances to us during any 30 day period cannot exceed $1.250 million.  We are not permitted to request any advances under the Loan Agreement until a majority of the proceeds from the March 12th offerings discussed above have been used by us.  Unless consented to by the lender, we are not permitted to re-borrow advances once they have been repaid by us.  Further, the maximum amount under the Loan Agreement of $5.8 million will be reduced over the term to the extent that we raise third party equity financing.  We are permitted to terminate the Loan Agreement if we raise equity financing greater than $5.8 million during the term, subject to lender’s conversion rights discussed below.

Pursuant to the Loan Agreement, the lender has certain conversion rights whereby the lender would be permitted to convert outstanding advances into shares of our common stock and a matching warrant to purchase an equal number of additional shares of common stock.  The conversion price would be $1.00, and any warrant issued upon conversion would have the same terms and conditions (and strike price) of the warrants described above related to the March 12th offerings.  Lender would not be permitted to convert outstanding advances if, upon conversion, lender would beneficially own more than 9.9% of our then outstanding common stock.

Other terms and conditions of the Loan Agreement include the following:

•	We will provide lender with a statement of how we use proceeds of any advances.
•	We are permitted to draw down the entire amount available for advance at the end of the term, and are permitted to force lender to convert such draw (subject to the 9.9% ownership cap discussed above, with any amounts not converted either paid by us in cash or left outstanding for the term of the underlying note).
•	We granted the lender certain rights to participate in our future equity financings for a period of two years (but only to the extent there are then outstanding advances under the Loan Agreement).
•	We granted the lender certain customary resale registration rights with respect to the shares of common stock and warrants that may be issued in connection with the conversion rights discussed above.
•	Lender is permitted to accelerate the payment of any note if we fail to deliver common stock or warrants upon conversion, we fail to repay a note on its maturity date or actions generally being taken with respect to bankruptcy and similar proceedings.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from our company's Proxy Statement with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference from our company's Proxy Statement with respect to the 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from our company's Proxy Statement with respect to the 2014 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from our company's Proxy Statement with respect to the 2014 Annual Meeting of Stockholders.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from our company's Proxy Statement with respect to the 2014 Annual Meeting of Stockholders.

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

STAR SCIENTIFIC, INC.

By:	/s/ Michael J. Mullan

Chief Executive Officer

Date: March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mullan	Chief Executive Officer and Director	March 17, 2014
Michael J. Mullan	(Principal Executive Officer)

/S/ Christopher C. Chapman	President and Director	March 17, 2014
Christopher C. Chapman

/s/ Park A. Dodd, III	Chief Financial Officer	March 17, 2014
Park A. Dodd, III	(Principal Financial Officer and Principal Accounting Officer)

/s/ Benjamin M. Dent	Director	March 17, 2014
Benjamin M. Dent

/s/ Scott P. Sensenbrenner	Director	March 17, 2014
Scott P. Sensenbrenner

/s/ Thomas L. Wilson	Director	March 17, 2014
Thomas L. Wilson

INDEX TO EXHIBITS

Item	Description

2.1
Asset Purchase Agreement between Star Scientific, Inc., a Delaware corporation and Eyetech, LLC, a Minnesota limited liability company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998(1)

3.1	Ninth Amended and Restated Certificate of Incorporation of Star Scientific, Inc.(2)

3.2	Amended and Restated Bylaws of Star Scientific, Inc.(3)

10.1
License Agreement between Star Tobacco and Pharmaceuticals, Inc., as Licensee and Regent Court Technologies, Jonnie R. Williams, and Francis E. O’Donnell, Jr., M.D., as Licensor, dated January 5, 1998(4)

10.2	Amendment No. 1 to License Agreement between Regent Court Technologies, Jonnie R. Williams, Francis E. O’Donnell, Jr., M.D. and Star Tobacco and Pharmaceuticals, Inc., dated August 3, 1998(5)

10.3	1998 Stock Option Plan, as amended(6)

10.4	2000 Equity Incentive Plan, as amended(7)

10.5	Third Amended and Restated 2008 Incentive Award Plan

10.6	Qualified Stock Option Agreement dated as of April 27, 1999 between Star Scientific, Inc. and Paul L. Perito(8)

10.7	Lease and Purchase Option Contract between Star Scientific, Inc. and the Industrial Development Authority of the Town of Chase City, Virginia, dated March 10, 2000(6)

10.8	Form of Director Indemnification Agreement(6)

10.9	Form of Officer Indemnification Agreement(6)

10.10	Executive Employment Agreement between Star Scientific, Inc. and David M. Dean, dated October 6, 2000(7)

10.11	Restated Loan Agreement between Star Scientific, Inc., Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(9)

10.12	Restated Security Agreement between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(9)

10.13	Security Agreement between Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(9)

10.14	Guaranty Agreement between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(9)

10.15	Guarantee Agreement between Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(9)

10.16	Amended and Restated Executive Employment Agreement dated as of March 15, 2001 between Star Scientific, Inc. and Christopher G. Miller(7)

10.17	Executive Employment Agreement dated as of March 30, 2001 between Star Scientific, Inc. and Robert E. Pokusa(7)

10.18	Restated Master Agreement, dated April 25, 2001, by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(10)

10.19	First Amendment to Restated Loan Agreement dated April 25, 2001, among Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation(10)

10.20	Trademark License and Royalty Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(10)

10.21	Other Low TSNA Tobacco Royalty Agreement, dated April 25, 2001 by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(10)

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

10.83	Amendment to Third Amended and Restated Executive Employment Agreement, dated December 28, 2012 between Star Scientific, Inc. and Paul L. Perito(35)

10.84	Amendment to Executive Employment Agreement, dated December 28, 2012 between Star Scientific, Inc. and Jonnie R. Williams(35)

10.85	Executive Employment Agreement, dated December 27, 2013, between Star Scientific, Inc. and Michael J. Mullan

10.86	Executive Employment Agreement, dated December 27, 2013, between Star Scientific, Inc. and Christopher C. Chapman

10.87	Second Amendment to Executive Employment Agreement, dated December 26, 2013 between Star Scientific, Inc. and Jonnie R. Williams

10.88	Second Amendment to Third Amended and Restated Executive Employment Agreement, dated December 26, 2013 between Star Scientific, Inc. and Paul L. Perito

10.89	Form of Agreement for Extension of Stock Options for Directors on Board as of December 26, 2013

21.1	Subsidiaries of the Company

23.1	Consent of Cherry Bekaert LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

EX-101	INSTANCE DOCUMENT

EX-101	SCHEMA DOCUMENT

EX-101	CALCULATION LINKBASE DOCUMENT

EX-101	LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT

EX-101	DEFINITION LINKBASE DOCUMENT

(1)	Incorporated by reference to Current Report on Form 8-K filed on March 3, 1999
(2)	Incorporated by reference to Current Report on Form 8-K filed on December 30, 2013

(3)	Incorporated by reference to Current Report on Form 8-K filed on December 21, 2006
(4)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998
(5)	Incorporated by reference to Current Report on Form 8-K filed on September 14, 1998
(6)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1999
(7)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000
(8)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999
(9)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
(10)	Incorporated by reference to Current Report on Form 8-K filed on May 17, 2001
(11)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(12)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(13)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003
(14)	Incorporated by reference to Current Report on Form 8-K filed on December 30, 2005
(15)	Incorporated by reference to Current Report on Form 8-K filed on March 7, 2006
(16)	Incorporated by reference to Current Report on Form 8-K filed on July 18, 2006
(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006
(18)	Incorporated by reference to Current Report on Form 8-K filed on March 28, 2007
(19)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007
(20)	Incorporated by reference to Current Report on Form 8-K filed on July 6, 2007
(21)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007
(22)	Incorporated by reference to Annual Report on Form 10-K filed for the year ended December 31, 2007
(23)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
(24)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2008
(25)	Incorporated by reference to Current Report on Form 8-K filed on March 3, 2009
(26)	Incorporated by reference to Current Report on Form 8-K filed on September 25, 2009
(27)	Incorporated by reference to Current Report on Form 8-K filed on January 28, 2010
(28)	Incorporated by reference to Current Report on Form 8-K filed on March 5, 2010
(29)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2009
(30)	Incorporated by reference to Registration Statement on Form S-3 filed on December 10, 2010
(31)	Incorporated by reference to Current Report on Form 8-K filed on March 4, 2011
(32)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2010
(33)	Incorporated by reference to Current Report on Form 8-K filed on December 28, 2011
(34)	Incorporated by reference to Current Report on Form 10-Q for the quarter ending March 31, 2012
(35)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012

55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Star Scientific, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Star Scientific, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A-Controls and Procedures in the Company’s 2013 Annual Report on Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Scientific, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the Company maintained, in all material respects, effective control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Cherry Bekaert LLP
Richmond, Virginia
March 17, 2014

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012
($ in thousands except per share data)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,881	$23,121
Receivable from sale of licensing rights	18	33
Note receivable	66	-
Inventories	3,473	4,989
Prepaid expenses and other current assets	1,575	1,089
Current assets of discontinued operations	-	51
Total current assets	9,013	29,283
Property and equipment, net	399	1,338
Intangible assets, net of accumulated amortization	472	541
Receivable from sale of licensing rights, less current maturities	-	18
Note Receivable-long term portion	517	-
MSA escrow funds	482	481
Assets held for sale of discontinued operations	69	263
Total assets	$10,952	$31,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$7
Accounts payable, trade	2,082	2,405
Accrued expenses	1,812	2,717
Due to stockholders	50	50
Current liabilities of discontinued operations	29	1,761
Total current liabilities	3,973	6,940
Total liabilities	3,973	6,940
Commitments and contingencies (Note 14)	-	-
Stockholders’ equity:
Common stock (A)	17	17
Additional paid-in capital	271,327	256,498
Accumulated deficit	(264,365)	(231,531)
Total stockholders’ equity (B)	6,979	24,984
Total liabilities and stockholders’ equity	$10,952	$31,924

(A)	$.0001 par value, 274,800,000 shares authorized; and 172,384,178 and 166,349,158 shares issued and outstanding as of December 31, 2013 and 2012, respectively.
(B)	Class A, convertible, $.01 par value, 4,000 shares authorized, no shares issued or outstanding; Series B, convertible; $.01 par value 15,000 shares authorized, no shares issued or outstanding.

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
($ and share in thousands except per share data)

	2013	2012	2011
Net sales	$9,141	$6,188	$1,244
Less:
Cost of goods sold	5,174	3,566	1,861
Gross profit (loss)	3,967	2,622	(617)
Operating expenses:
Marketing	10,202	6,186	2,569
General and administrative	23,690	16,491	29,274
Research and development	2,998	4,558	3,211
Total operating expenses	36,890	27,235	35,054
Operating loss from continuing operations	(32,923)	(24,613)	(35,671)
Other income (expense):
Interest income	14	17	46
Interest expense	-	(104)	(263)

Other income (expense)	(320)	6,600	(5)

Total other income (expense)	(306)	6,513	(222)
Loss from continuing operations before income taxes	(33,229)	(18,100)	(35,893)
Income tax benefit (expense)	-	-	-
Net loss from continuing operations	(33,229)	(18,100)	(35,893)
Discontinued operations
(Loss)/gain on disposal	395	(3,084)	-
Loss on discontinued operations	-	(1,669)	(2,095)
Total discontinued operations	395	(4,753)	(2,095)
Net loss	$(32,834)	$(22,853)	$(37,988)
Loss per common share; basic and diluted:
Continuing operations	$(0.20)	$(0.12)	$(0.27)
Discontinued operations	-	(0.03)	(0.01)
Total basic and diluted	$(0.20)	$(0.15)	$(0.28)
Weighted average shares outstanding-basic and diluted	168,061,098	146,996,416	133,639,781

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
($ and shares in thousands except per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 2011	127,119	$13	$181,336	$(170,690)	$10,659
Stock-based compensation	-	-	17,262	-	17,262
Stock option and warrant exercise	5,025	-	7,458	-	7,458
Issuance of common stock	7,111	1	11,999	-	12,000
Net loss	-	-	-	(37,988)	(37,988)
Balances, December 31, 2011	139,255	14	218,055	(208,678)	9,391
Stock-based compensation	50	-	3,556	-	3,556
Stock option and warrant exercise	26,304	3	32,180	-	32,183
Issuance of common stock	740		2,707	-	2,707
Net loss	-	-	-	(22,853)	(22,853)
Balances, December 31, 2012	166,349	17	256,498	(231,531)	24,984
Stock-based compensation	176	-	7,824	-	7,824
Stock option and warrant exercise	5,859	-	7,005	-	7,005
Issuance of common stock	-	-	-	-	-
Net loss	-	-	-	(32,834)	(32,834)
Balances, December 31, 2013	172,384	$17	$271,327	$(264,365)	$6,979

See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
($ in thousands except per share data)

	2013	2012	2011
Operating activities:
Net loss from continuing operations	$(33,229)	$(18,100)	$(35,893)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	317	332	195
Forgiveness of debt	-	(3,356)	-
Loss on disposal of property and equipment	691	-	5
Stock-based compensation expense	7,005	3,556	17,262
Provision for (recovery of) bad debts	-	(1)	1
Provision for inventory write-off	319	178	823
Increase (decrease) in cash resulting from changes in:
Accounts receivable, trade	-	2	(2)
Inventories	1,197	(2,713)	(198)
Prepaid expenses and other current assets	(1,076)	(352)	(386)

Accounts payable, trade	(323)	647	371
Accrued expenses	(903)	2,105	300
Net cash flows from operating activities	(26,002)	(17,702)	(17,522)
Investing activities:
Purchases of property and equipment	-	(19)	(65)
Proceeds from note receivable	6	-	-
Proceeds from sale of licensing rights	33	30	27
Purchase of intangible assets		(32)	(18)
Deposits made on property and equipment	-	-	(415)
Net cash flows from investing activities	39	(21)	(471)
Financing activities:
Payments on long-term debt and capital leases	(7)	(1,686)	(2,518)
Proceeds from exercise of warrants	7,825	32,193	7,458
Proceeds from sale of stock	-	1,661	12,000
Net cash flows from financing activities	7,818	32,168	16,940
Deposits to MSA escrow fund	(1)	(113)	-
Cash increase(decrease) from continuing operations	(18,146)	14,332	(1,053)
Cash flows from discontinued operations:
Net cash flows used in operating activities	(1,469)	(1,399)	(1,952)
Net cash flows used in investing activities	375	-	-
Net cash flows from financing activities	-	-	-
Net cash flows from discontinued operations	(1,094)	(1,399)	(1,952)
Increase (decrease) in cash and cash equivalents	(19,240)	12,933	(3,005)
Cash and cash equivalents, beginning of year	23,121	10,188	13,193
Cash and cash equivalents, end of year	$3,881	$23,121	$10,188

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$109	$271

Supplemental schedule of non-cash investing and financing activities:
During the year ended December 31, 2012, RJ Reynolds, or RJR, forgave the outstanding balance of the Company’s long-term debt owed to them as part of the RJR settlement. (See note 7)	$-	$3,356	$-

During the year ended December 31, 2012, the Company granted 330,000 common shares to employees effected by the exit from the dissolvable tobacco business. (See note 3)	$-	$1,036	$-

 See notes to consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business and summary of significant accounting policies:

Nature of business:

Star Scientific is a technology-oriented company with a mission to promote the maintenance of a healthy metabolism and lifestyle. Since the incorporation of its Rock Creek Pharmaceuticals, or Rock Creek, subsidiary in 2007, it has focused on utilizing certain alkaloids found in the Solanacea family of plants, which includes potatoes, tomatoes, and eggplants, initially to address issues related to the desire to smoke or use other traditional tobacco products. More recently, Rock Creek has been concentrating on the anti-inflammatory aspects of one of those alkaloids, anatabine. The Company believes its research and development efforts relating to the anatabine alkaloid has positioned it to utilize its technology to develop a range of non-nicotine dietary supplements and potentially related pharmaceutical products that could be beneficial in maintaining a healthy metabolism and in supporting good nutrition. In December 2013, the Company underwent a fundamental corporate transition that significantly changed the operation direction and focus of the Company. The Company’s future prospects will be dependent on its ability to transition into the area of drug development, the distribution and consumer acceptance of its products and related line extensions of those products, its ability to appropriately scale its sales and marketing expenses for these products and manage its overall operating expenses, and its ability to obtain additional capital necessary to support its operations (particularly research and development and related expenses in connection with its drug development operations).

Since the introduction of the Company’s Anatabloc® dietary supplement in 2011, its revenues have been derived almost entirely from sales of its anatabine based nutraceutical products. Future sales of the Company’s dietary supplements will be dependent on the Company resolving issues with the FDA regarding a warning letter it received in December 2013, relating to the status of its Anatabloc ® and CigRx ® products and any other developments with respect to the status of those products, given the fact that the Company has limited the marketing and advertising of its dietary supplements following receipt of the FDA warning letter.

Due to continuing operating losses, the Company ceased selling any tobacco products as of December 31, 2012, although it continues to look for licensing opportunities related to its low-TSNA curing technology and related products. The Company’s technological development of reducing TSNA levels led to the focus on the development of non-nicotine tobacco-based pharmaceutical products and the non-nicotine dietary supplements.

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

Property and equipment:

Property and equipment are recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of three to seven years for office equipment and machinery and equipment and improvements. Assets held for sale are the equipment that was idled as a result of exiting the dissolvable smokeless tobacco business. The ultimate disposition of the equipment has not been determined.

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

Income taxes:

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of the date of this Report, the Company’s income tax returns for the years 2012, 2011, and 2010 are open to examination by the relevant taxing authority.  Management has evaluated all other tax positions that could have a significant affect on the financial statements and determined the Company had no uncertain tax positions at December 31, 2013 and 2012.

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

Revenue Recognition:

Revenue for the Company’s dietary supplements and cosmetic products that are shipped to its direct buying consumers is recognized upon delivery of the product to the consumer. The dietary supplement products are shipped once the Company has received confirmation of a valid credit card charge, which is the only payment option offered to consumers of the dietary supplements and cosmetic products purchasing through the Company’s webstore.

Under certain retail agreements we have agreed to “pay on scan” terms of sale for its dietary supplement products. The “pay on scan” terms do not constitute a sale of the product until the product is sold to a consumer. Under these agreements, revenue is recognized by us at the time the consumer purchases the product from the consignee. The Company uses weekly reports from the consignee to derive the revenue recorded. The sales of products through these outlets are also subject to the same promotional and return credits discussed in the next paragraph. All of the Company’s products sold on a “pay-on-scan” basis, whether in a warehouse or retail location, is considered consignment inventory and accordingly we retain all risk of loss until sale.

The Company records consumer incentives and trade promotion activities as a reduction of revenues based on amounts estimated as being due to customers and consumers at the end of a period. The estimates are based principally on historical utilization and redemption rates of the Company’s products. Such programs include discounts, coupons, rebates, slotting fees, in-store display incentives and volume-based incentives.

Cost of Goods Sold

Cost of Goods Sold consists of the direct and indirect costs to produce and distribute the Company’s products. Inventory related costs include materials, inbound freight, production costs, inventory obsolescence and shrinkage. In addition to the aforementioned, the costs for the Company’s dietary supplement products (Anatabloc ® and CigRx ®) and cosmetic products (Anatabloc ® Facial Crème, Anatabloc Serum and Anatabloc Cleanser) include fulfillment partner fees, credit card processing fees, and costs of consumer support.

Shipping costs:

The Company’s dietary supplement products and cosmetic products are currently offered to direct buying consumers and are sold on consignment at certain retail locations. All shipping costs are paid for by the Company; however, the Company offers some premium shipping in the United States and charges its customers additional fees. International customers are charged a shipping fee, which is included in the sales price. All shipping costs are included in the cost of goods sold.

Advertising Costs:

Advertising costs are expensed as incurred and are included in marketing and sales expenses. Advertising costs for the years 2013, 2012 and 2011, were $3.8 million, $2.9 million, and $0.9 million, respectively.

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

Research and Development royalty contracts:

The Company entered into a contract under which royalty payments are due based on Anatabloc® product sales. The contract requires the other party to the contract to perform research and development services at a minimum investment level before royalties are payable. The royalty is a percentage of gross sales and recorded at the contracted rate, however the royalty is subject to adjustment annually based on the other party performing research and development services at a required minimum level. Changes in the estimated royalty to be paid are treated as changes in estimates and are recognized in the period of change.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists ("ASU 2013-11"). ASU 2013-11 is effective for the first interim or annual period beginning on or after December 15, 2013 with early adoption permitted. ASU 2013-11 amends ASC Topic 740, Income Taxes, to provide guidance and reduce diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The initial application of the standard is not expected to significantly impact the Company.

The Company believes that all recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

2.	Liquidity and managements’ plans:

The Company has been operating at a loss for the past eleven years. Star Scientific’s future prospects will depend on its ability to transition into the area of drug development, the distribution and consumer acceptance of its products and line extensions of those products. In the long term, the Company expects that its revenues will shift to be more dependent on the ability to successfully implement its drug development program, but it has no drug products in advance development as of this date. The Company has considerable intellectual property related to the low-TSNA curing methodology and dissolvable tobacco products, which it intends to pursue through licensing agreements.

Star Scientific introduced Anatabloc®, its dietary supplement for anti-inflammatory support, in August 2011 through an interactive website and a customer service center. Since the introduction of Anatabloc ®, the Company’s revenues have been derived almost exclusively from the sale of this product. Future sales of the Company’s dietary supplements will be dependent on it resolving issues with the FDA relating to the status of its Anatabloc ® and CigRx ® products and any other developments with respect to the status of those products, given the fact that the Company has limited the marketing and advertising of its dietary supplements following receipt of the FDA warning letter in December 2013.

On March 12, 2014, the Company entered into a series of equity and financing transactions that resulted in gross cash proceeds to it of approximately $9.3 million and cash availability under a credit facility of approximately $5.8 million, for total available funds of $15.1 million. Under one transaction, holders of previously held warrants with strike prices ranging from $1.50 to $2.00 agreed to immediately exercise on an aggregate of 4.2 million warrants at a reduced strike price of $1.00 per share. The investors also were issued new warrants for an equal number of shares that have a term of seven years and a strike price of $1.00 per share. This transaction resulted in proceeds of approximately $4.2 million. Under another transaction the Company sold 5.1 million shares with matching warrants for 5.1 million shares to other investors at $1.00 for the shares and warrant shares. This transaction resulted in proceeds to us of $5.1 million. Finally, the Company entered into a credit facility with another investor under which that investor agreed to loan it up to $5.8 million. The credit facility provides for an interest rate of 3% on any funds drawn by the Company. It also provides the lender with the option to convert any loan amount to a unit of the Company’s common stock and a matching seven-year warrant at a conversion price of $1.00 per unit.

While the Company may seek to obtain funds in the future through other financing arrangements, there is no guarantee that these efforts would be successful or commercially feasible given its continued operating losses. Moreover, the Company’s ability to raise future financings on terms acceptable to it (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of the Company’s stock price and its operational performance. Any equity financing will be dilutive to the Company’s existing shareholders.

The Company believes it has sufficient funds to operate through the first quarter of 2015. Depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before that time. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms.

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

At the time it discontinued its smokeless tobacco operations, the Company noted that it would continue to look for licensing opportunities for its patented tobacco curing technology and related low-TSNA smokeless tobacco products.  On October 2, 2013, the Company entered into a series of transactions with Starion LLC, or Starion, a tobacco manufacturer, under which, among other things, it sold equipment and inventory previously utilized in its discontinued smokeless tobacco business and licensed certain trademarks and patents to Starion for use in the manufacture and sale of low-TSNA dissolvable smokeless tobacco products.  The Company continues to look for licensing opportunities related to its dissolvable tobacco products and related technology.

The Company incurred severance costs in the form of salary continuation payments and continued health benefit costs under COBRA of approximately $829,000, for employees transitioning from Star Tobacco. In addition, the Company issued stock awards under the Company’s 2008 Incentive Award Plan in the aggregate amount of 330,000 shares to those employees transitioning from Star Tobacco, in recognition of their long-time service to the Company. The stock awards had a total fair value of approximately $1.1 million as well as a gross up charge for taxes of approximately $0.8 million. The total cost in connection with the discontinuance of the Company’s dissolvable tobacco business was approximately $3.1 million consisting of cash and non-cash items and were recorded in the fourth quarter of 2012.

The following represents a summary of the Company’s operating results and the loss on the disposition of the smokeless tobacco operations.

	2013	2012	2011

Net sales	$-	$418	$488
Cost of goods sold	-	1,358	1,318
Gross margin (loss)	-	(940)	(830)
Operating expenses	-	729	1,265
Operating loss	-	(1,669)	(2,095)
Gain (loss) on disposal	395	(3,084)	-
Total discontinued operations	$395	$(4,753)	$(2,095)

Assets and liabilities of the discontinued operations consist of the following:

	2013	2012	2011
Current assets:
Accounts receivable, trade	$-	$51	$39
Inventory	-	-	285
Assets held for sale	69	263	737
Total assets	69	$314	$1,061
Current liabilities:
Accounts payable	-	-	92
Accrued expenses	29	1,761	98
Total current liabilities	$29	$1,761	$190

4.	Inventories:

Inventories consist of the following:

$ Thousands	2013	2012
Raw materials	$1,457	$3,100
Packaging materials	1,374	1,470
Work-in-process	67	158
Finished goods	1,983	1,350
Total inventories	4,881	$6,078
Less obsolescence and overstock reserve	(1,408)	(1,089)
Net inventories	$3,473	$4,989

5.	Property and equipment:

Property and equipment consists of the following:

$ Thousands	2013	2012
Machinery and equipment	$683	$1,650
Vehicles	62	62
Office and sales equipment	141	141
Total property and equipment	886	1,853
Less accumulated depreciation	(487)	(515)
Property and equipment-net	$399	$1,338

The Company owns specialized packaging equipment that has been installed at its dietary supplement contract manufacturing vendor to package CigRx® and Anatabloc ® in its 20 piece container format. The Company also has invested in equipment to process anatabine, the primary ingredient in Anatabloc ®, CigRx ® and its Anatabloc® cosmetic products, at a separate contract manufacturer facility. The Company has assessed impairment values at each reporting periods. As of December 31, 2013 the equipment to process anatabine was deemed impaired due in larger part to the Company’s recent focus on drug development. Therefore the Company wrote down the value of the anatabine process equipment to zero thus incurring a $690 thousand charge.

Depreciation expense is included in the consolidated statement of operations for the years ended December 31, 2013, 2012 and 2011, as follows:

$ thousands	2013	2012	2011
Cost of goods sold	$236	$236	$97
Operating expenses	12	28	31
Total depreciation expense	$248	$264	$128

6.	Intangible assets:

Intangible assets consist of the following:

$ thousands	2013	2012
Patents	$1,179	$1,178
Trademarks and other intangibles	83	83
	1,262	1,261
Less: Accumulated Amortization	(790)	(720)
	$472	$541

Amortization expense associated with the intangibles was $69, $68 and $67 thousand in 2013, 2012 and 2011, respectively. An aggregate of $83 thousand in trademarks have indefinite lives and are therefore not amortized. Expected future amortization of intangibles with finite lives is as follows:

Years ending December 31,	$ thousands
2014	$70
2015	69
2016	67
2017	60
2018	27
Thereafter	96
$389

7.	Long-term debt:

As of December 31, 2013 the Company had no outstanding long-term debt.

In 2012, the Company’s principal long-term debt consisted of unsecured promissory notes arising from its prior business relationship with Brown and Williamson Tobacco Company, or B&W. Following the combination of the operations of R.J. Reynolds, or RJR, and B&W in 2004, those notes were being paid to RJR and had a principal balance of $3.4 million as of August 1, 2012. As part of the resolution of the RJR litigation, the outstanding principal balance of the debt ($3.4 million), plus any accrued interest was satisfied and forgiven and the notes were returned to the Company as satisfied.

The Company’s long-term debt, as of December 31, 2012, was $7 thousand and was reflected as the current portion of long-term debt. The long-term debt consisted of an installment note secured by a vehicle purchased in 2010. The note was fully paid in April 2013.

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

Common stock warrants issued, redeemed and outstanding during the years ended December 31, 2013, 2012 and 2011 are as follows:

		Weighted Average
		Exercise
		Price Per
	Number	Share
Warrants
Warrants outstanding at January 1, 2011	31,040,525	$1.65
Warrants issued during 2011	11,311,182	2.16
Warrants exercised during 2011	(6,400,000)	(1.30)
Warrants expired during 2011	-	-
Warrants outstanding at December 31, 2011	35,951,707	$1.87
Warrants issued during 2012	6,225,254	4.05
Warrants exercised during 2012	(25,667,794)	1.21
Warrants expired during 2012	-	-
Warrants outstanding at December 31, 2012	16,509,167	$1.79
Warrants issued during 2013	-	-
Warrants exercised during 2013	(5,859,335)	1.66
Warrants expired during 2013	-	-
Warrants outstanding at December 31, 2013	10,649,832	$1.87

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

On December 22, 2011, the Company entered into a Securities Purchase and Registration Rights Agreement (the “December 22 Agreement”) with an accredited investor who held previously issued warrants (the “Warrant Holder”) for 5,000,000 shares of the Company’s common stock, par value $0.0001 per share, at an exercise price of $1.50 per share (the “Prior Warrants”). Pursuant to the December 22 Agreement, the Warrant Holder exercised on 4,200,000 of the Prior Warrant shares and the Company granted the Warrant Holder new warrants with an exercise price of $2.32 per share for the same amount of shares of common stock as the exercised portion of the Prior Warrants (the “New Warrants”). The December 22 Agreement resulted in gross proceeds to the Company of $6.3 million. The New Warrants were exercisable immediately into an aggregate of 4,200,000 shares of common stock and were to expire on December 22, 2016.

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

Additionally, on February 28, 2012, the Company entered into a Securities Purchase and Registration Rights Agreement ("Agreement No. 2") with the Investor to sell 410,000 shares (the "Shares") of the Company's Common Stock at $4.05 per share and warrants to purchase an aggregate of 410,000 shares of Common Stock at an exercise price of $4.05 per share (the "Warrants") (collectively, the "Second February 28 Transaction"). The Second February 28 Transaction resulted in gross proceeds to the Company of $1.7 million. The Warrants were first exercisable on August 28, 2012 and expire on August 28, 2017.

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

In addition to the warrant exercises noted above, 352,540 warrants were exercised during the year ended December 31, 2012 resulting in gross proceeds to the Company of $0.5 million.

Exercise of warrants 2013:

During the year ended December 31, 2013, there were no warrants granted; however, 5,859,335 warrants were exercised. The details of the warrant exercises during 2013 follows:

During the first quarter 16,666 warrants were exercised resulting in gross proceeds to the Company of $30 thousand.

On August 1, 2013, two of the Company’s long-term shareholders who held previously issued warrants exercisable for 2,580,646 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), with a weighted average exercise price of $1.85 per share (the “Prior Warrants”) agreed with the Company to immediately exercise the Prior Warrants for cash in exchange for a reduction of the exercise price of 1,830,646 warrants from $2.00 per share to $1.66 per share and the reduction of the exercise price for 750,000 warrants from $1.50 per share to $1.34 per share.  The transaction resulted in gross proceeds to the Company of approximately $4.0 million.

On November 7, 2013, two of the Company’s long-term shareholders who held previously issued warrants exercisable for 3,262,023 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), with a weighted average exercise price of $1.50 per share (the “Prior Warrants”), agreed with the Company to immediately exercise the Prior Warrants for cash in exchange for a reduction of the exercise price of the 3,262,023 warrants from $1.50 to $1.15.  The transaction resulted in gross proceeds to the Company of $3.7 million.

Stock option plans:

Prior to 2008 the Company adopted a 1998 Stock Option Plan, a 2000 Equity Incentive Plan, and in September 2008 it adopted a 2008 Incentive Award Plan (the “Plans”). The Plans provide for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. In the aggregate the Plans provide for grants of both qualified and non-qualified stock options to purchase up to 43,200,000 shares at a purchase price equal to the fair market value on the date of grant in the case of qualified options granted to employees.

Common stock options issued, redeemed and outstanding during the years ended December 31, 2013, 2012 and 2011 are as follows:

		Weighted
		Average
		Exercise
		Price Per	Grant Date
	Number	Share	Fair Value
Options
Options outstanding at January 1, 2011	7,716,200	$2.31	$1.74
Options forfeited during 2011	(186,200)	(3.12)
Options exercised during 2011	(625,000)	(1.53)
Options issued during 2011	10,084,000	2.90
Options outstanding at December 31, 2011	16,989,000	$2.68	$2.16
Options forfeited during 2012	(50,000)	(3.99)
Options exercised during 2012	(664,000)	(2.10)
Options issued during 2012	1,320,000	3.13
Options outstanding at December 31, 2012	17,595,000	$2.73	$2.19
Options forfeited during 2013	(1,715,000)	(2.72)
Options exercised during 2013	-	-
Options expired during 2013	(335,000)	(3.44)
Options issued during 2013	6,600,000	1.29
Options outstanding at December 31, 2013	22,145,000	$2.27	$1.79

The following table summarizes information for options outstanding and exercisable at December 31, 2013.

	Options Outstanding				Exercisable
		Weighted	Weighted			Weighted
		Avg.	Avg.			Avg.	Aggregate
		Remaining	Exercise	Aggregate		Exercise	Intrinsic
Range of Prices	Number	Life Years	Price	Intrinsic Value	Number	Price	Value
$0.98 - 2.00	9,300,000	8.45	$1.40	$36,600	4,600,000	$1.53	$36,600
2.01 - 3.00	11,445,000	6.88	2.86	-	11,445,000	2.86	-
3.01 - 4.00	1,220,000	7.59	3.21	-	1,220,000	3.21	-
4.01 - 4.95	180,000	7.06	4.07	-	170,000	4.07	-
$0.98 - 4.95	22,145,000	7.58	2.27	$36,600	17,435,000	2.55	$36,600

A summary of the status of the Company’s non-vested stock options as of December 31, 2013, and changes during the year then ended, is presented below.

		Weighted
		Average
		Grant-Date Fair
Non-vested Stock Options	Shares	Value
Non-vested at December 31, 2012	3,335,000	$2.51
Granted	6,600,000	0.93
Vested	(3,510,000)	(1.47)
Forfeited	(1,715,000)	2.06
Non-vested at December 31, 2013	4,710,000	$0.95

As of December 31, 2013, there was approximately $7.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. Of the $7.1 million of unrecognized compensation costs $6.9 million relates to performance based stock options granted to Drs. Mullan and Chapman in 2013, which will be recognized over the expected period the performance goals will be achieved. The remaining $0.2 million cost will be recognized over the next two years. There were no options exercised in the year ended December 31, 2013. In December 2011 the shareholders approved performance stock options granted to Mr. Williams and Mr. Perito, the Company’s former CEO and Chairman of the Board, respectively. In 2011 sixty-five percent of the options granted vested upon shareholder approval and satisfaction of two of the performance criteria. In 2013 Mr. Williams forfeited his unvested shares from the grant in the amount of 1,715,000 options.  Mr. Perito’s remaining unvested performance stock options (1,400,000 options) vested upon satisfaction of one of the other performance criteria and the Company recorded a stock compensation expense of $3.5 million for those options in the fourth quarter 2013.

The fair value of options was estimated on the date of grant issuance using the Black-Scholes option pricing model with the following weighted average assumptions:

	2013	2012	2011
Expected life of options based on simplified method for employees	2 - 5 years	2 - 5 years	2 - 5 years
Risk free interest rate	0.40-1.77%	0.31-1.04%	0.92-2.06%
Expected volatility	94.01-104.63%	111.27-121.85%	123.85-128.76%
Expected dividend yield	0%	0%	0%

Total stock-based compensation (stock and stock option) cost recognized is as follows:

$ thousands	2013	2012	2011
Employee	$5,332	$3,121	$15,733
Non-employee consultants and directors	1,673	1,471	1,529
	$7,005	$4,592	$17,262

In 2013 the Company issued a total of 175,685 shares of common stock and 100,000 stock options to consultants in connection with services provided to the Company. These grants had a fair value of $0.6 million.

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

Additional stock options and common stock grants were awarded subsequent to December 31, 2013. See Note 16 “Subsequent Events” for details of these transactions.

9.             Earnings per share:

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

$ and shares in thousands except per share data	2013	2012	2011
Net Loss from continuing operations	$(33,229)	$(18,100)	$(35,893)
(Loss) gain discontinued operations	395	(4,753)	(2,095)
Net loss	$(32,834)	$(22,853)	$(37,988)
Denominator for basic earnings per share-weighted average shares	168,061	146,996	133,640
Effect of dilutive securities: stock options and warrants outstanding(a)	-	-	-

Denominator for diluted earnings per share-weighted average shares adjusted for dilutive securities	168,061	146,996	133,640
Net loss per common share from continuing operations basic and diluted	$(0.20)	$(0.12)	$(0.27)
Discontinued operations basic and diluted	-	(0.03)	(0.01)
Loss per common share-basic and diluted	$(0.20)	$(0.15)	$(0.28)

(a)	Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	2013	2012	2011
Stock options and warrants	32,794,832	34,104,167	52,940,707

10.          Income taxes:

Net deferred tax assets and liabilities consist of the following:

$ thousand	2013	2012
Deferred tax assets:
Net operating loss carry-forwards (portions subject to annual limitation)	$80,868	$69,824
Credit carry-forward	477	477
Stock option compensation	13,982	11,834
Differing basis in property and equipment for tax and financial reporting purposes	(124)	(194)
Inventory reserve	527	600
Accrued severance cost	-	651
Other	185	822
	$95,915	$84,014

$ thousand	2013	2012
Deferred tax liabilities:
MSA escrow payments taxable in future	$(180)	$(180)
Valuation allowance*	(95,735)	(83,834)
	$-	$-

*    Based on the information available, management believes the allowance is appropriate.

Income tax benefit consists of the following:

	2013	2012	2011
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred benefit	-	-	-
Total provision(benefit) for income taxes	$-	$-	$-

The provision for income tax expense varies from that which would be expected based on applying the statutory federal rate to pre-tax accounting loss as follows:

	2013	2012	2011
Statutory federal rate	(34.00)%	(34.00)%	(34.00)%
Permanent items	0.17	(.27)	0.14
State tax provision, net of federal benefit	(3.45)	(3.45)	(3.45)
Valuation allowance	37.28	37.72	37.31
	(0.00)%	(0.00)%	(0.00)%

At December 31, 2013, the Company had net operating loss carry-forwards of approximately $219 million, which expire from 2022 through 2033. As a result of previous ownership changes, an aggregate of $532 thousand in Federal loss carry-forwards are limited to $116 thousand annually.

11.          Related party transactions:

Related party activity:

The Company has entered into certain transactions with companies in which members of management, stockholders and one Director have an ownership interest. The following is a summary of the significant related party transactions for the year ended December 31:

$ thousands	2013	2012	2011
Business travel-aircraft expense	$1,061	$1,857	$2,003

Effective September 1, 2008, the Company entered into an agreement for the use of the aircraft owned by Starwood Aviation, Inc., a company wholly owned by Mr. Williams, the Company’s former CEO. The 2008 agreement with Starwood Aviation was amended in May 2010 to clarify the types of items that would be included as “out of pocket” expenses and to recognize that certain costs, such as for fuel, would be variable depending on the actual cost of the item at the time of use. In 2013 Starwood Aviation purchased a new aircraft and arranged for the Company’s use of the aircraft that it previously owned.  The Company reimbursed Starwood Aviation for actual cost associated with the use of these aircrafts in 2013.

Related party license agreement:

Effective January 1, 1998, the Company entered into an exclusive license agreement with Regent Court Technology, LLC, of which the Company’s founder and former CEO, Jonnie R. Williams, and the beneficiary of the O’Donnell Trust, are the owners. Pursuant to this license agreement, the Company has the exclusive world-wide rights to produce and sell tobacco products with low-TSNA tobacco and to sublicense that technology to third parties. In connection with this agreement, the Company is obligated to pay royalties equal to 2% of all product sales (less certain costs incurred by the Company) and 6% of any royalty income earned from sublicensing (less certain costs incurred by the Company). Since the costs incurred by the Company were in excess of the royalty obligations there were no royalties due under this agreement for 2013, 2012 or 2011.

Due (to) from stockholders:

Due (to) from Stockholders consists of unsecured non-interest bearing advances of $(50) thousand as of December 31, 2013 and December 31, 2012.

Share purchase and warrant exercise:

On March 4, 2011 Jonnie R. Williams purchased 508,905 shares of our common stock at a price of $1.84 per share and, for a price of $0.125 per share, purchased a warrant for an equal number of warrant shares at an exercise price of $2.00 per share. In accordance with the Company’s related party transaction policy, Mr. Williams’ intention to purchase shares and warrant shares of the Company’s stock was considered and approved by the Audit Committee of the Board of Directors on March 4, 2011. See Note 7, “Stockholders’ Equity” for details of the transaction.

On November 15, 2012, Jonnie R. Williams exercised 1,000,000 warrants previously issued to him in a prior transaction at the full warrant exercise price of $1.50 per share for a personal investment of $1,500,000.

Roskamp Institute and related entities

The Roskamp Institute is a private medical research organization in Sarasota, Florida whose stated purpose is understanding causes of and finding cures for neuropsychiatric and neurodegenerative disorders and addictions. In 2010 and 2011, respectively, Robert G. Roskamp, the founder of the Roskamp Institute, purchased from us for cash, (i) 769,230 shares of our common stock and warrants to purchase an additional 769,230 shares at an exercise price of $1.50 per share, and (ii) 254,452 shares and warrants to purchase an additional 254,452 shares at an exercise price of $4.00 per share. We have entered into a Research and Royalty Agreement with an affiliate of the Roskamp Institute pursuant to which we pay royalties of 5% of Anatabloc ® sales to this affiliate (such royalties being equal to $431, $301 and $50 thousand for the years 2013, 2012 and 2011, respectively). During the same three year period the Company has paid research related fees of $0.9, $1.2 and $1.1 million to the Roskamp Institute.

In addition, Dr. Mullan, our Chief Executive Officer, is also the Chief Executive Officer of the Roskamp Institute.

12.          Employee benefit plan:

The Company is the sponsor of a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 15% of their annual compensation. The Company matches these contributions at a rate of 75% of the first 6% of pay that an employee contributes to the plan. The Company made contributions of approximately $84, $108, and $98 thousand to the 401-K Plan in 2013, 2012 and 2011, respectively.

13.          Fair value of financial instruments, concentrations and credit risk and major customer information:

Fair value of financial instruments:

The estimated fair value of cash and cash equivalents, trade receivables, licensing rights receivable, MSA escrow funds, due from and to stockholders and trade payables approximate the carrying value due to their short-term nature, variable interest rates or interest rates charged at rates at which the Company can currently borrow. On September 21, 2012, the Company and RJR reached a settlement of pending litigation matters and, as part of the settlement, the Company’s long-term debt with RJR was forgiven.

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

The Federal Deposit Insurance Corporation insures up to $250,000 for substantially all interest bearing depository accounts. During 2013 the Company had amounts on deposit which exceed these insured limits and as of December 31, 2013, had $3.4 million which exceeded these insured limits.

The receivable from the sale of licensing rights is collectible in monthly installments. Only $18 thousand of the original $3.2 million due under the licensing rights agreement had not been collected by December 31, 2013. All required payments to date have been timely received. As such, management believes this receivable is fully collectible.

The Company’s dietary supplement products, Anatabloc® and CigRx®, and its cosmetic products are sold directly to consumers through credit card transactions that are approved prior to shipment. Anatabloc ® is also sold through retailers who maintain a stock of the product on a consignment basis. The Company is paid weekly for cash sales at these retail locations.

In 2013 the Company sold approximately 68 % of its Anatabloc® product through its consignment arrangement with GNC. Pursuant to this arrangement, the Company is paid weekly for sales from the previous week. The accounts receivable for consignment sales therefore is not outstanding for a period longer than seven days.

14.          Commitments, contingencies, and other matters:

Operating leases:

The Company leases a warehouse and manufacturing facility that was used for manufacturing of its dissolvable tobacco products through December 31, 2012. The cost for this lease, which expires in 2022, is approximately $7 thousand per month. Because the lease is non-cancellable, the Company is obligated to continue the lease payments through the lease term. The Company in 2013 entered into a one year sublease renewable annually for eight years for a portion of this property for $2,000 per month and will look for opportunities to further sublease this facility. The Company also leases office space for its Rock Creek subsidiary in Gloucester, Massachusetts for approximately $5 thousand per month, maintains space for Star Scientific and Rock Creek in the Washington, DC area at a cost of approximately $12 thousand per month and began leasing office space in February 2010 in Glen Allen, Virginia for its corporate marketing and administrative activities for approximately $3 thousand per month.

The following represents the future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2013.

Year ending December 31,	$ thousand
2014	$275
2015	127
2016	96
2017	72
2018	62
Thereafter	212
$844

Rent expense for all operating leases was approximately $345, $343 and $296 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

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

As of December 31, 2013, the Company had deposited into escrow a net amount of approximately $472 thousand for sales of cigarettes in Settling States, in addition to deposits for which the Company previously sold its rights, title and interest as part of the March 2007 transaction noted above. The Company’s total escrow obligation for 2007 sales (paid in April of 2008) was $365 thousand. In May 2007, the Company entered into a license agreement for the exclusive licensing of its trademarks Sport®, MainStreet ® and GSmoke ® and ceased manufacturing cigarettes in June 2007. In 2010 the Company deposited $3 thousand into escrow for sales in 2006 and 2007 in the State of Tennessee, based on an audit of cigarette sales for those years. The Company made no deposits into escrow in 2011. In 2012 the Company deposited $113 thousand as a result of an audit by the State of Tennessee. Given the discontinuation of the Company’s cigarette operations in June 2007, the Company does not anticipate having any material MSA escrow obligations in the future.

Virginia Sales and Use Tax Assessment

In 2002, the Virginia Department of Taxation asserted a Virginia Sales and Use Tax assessment for the period January 1, 1999, through March 31, 2002, against the Company in the amount of $860,115. The Company applied for a correction of the assessment and an abatement of the tax on the grounds that its tobacco curing barns are exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption. In a letter dated October 7, 2004, the Company received notification from the Commonwealth of Virginia that an adverse decision had been made by the Commissioner of Taxation with respect to the sales and use tax assessment previously issued to it. On August 10, 2010 the Commonwealth of Virginia responded to the Company’s request for reconsideration of the state’s sales and use tax assessment with respect to the tobacco curing barns. The Commonwealth disagreed with the position that the barns are part of the manufacturing process and, therefore, exempt from sales and use taxes under the industrial use and processing exemption and/or the agricultural exemption, concluding that the barns are taxable under the Commonwealth’s sales tax laws and regulation. On July 14, 2011 the Company filed a lawsuit in the Circuit Court for Mecklenburg County, Virginia seeking a determination that the purchase of the Company’s curing barns was exempt from Virginia sales and use tax and an abatement of all taxes and interest assessed against the Company by Virginia’s Commissioner of Revenue, which as of November 2013 the Company estimated were approximately $1.9 million. The Commonwealth of Virginia filed an answer to the complaint on July 29, 2011 asserting that the assessment amount was properly determined and the case was set for trial on December 13 and 14, 2013. On November 18, 2013, a mandatory mediation was held in this case before a retired Circuit Court Judge in Henrico County, Virginia. As a result of that mediation, the parties reached a settlement under which the claims asserted by the Commonwealth were dismissed with prejudice in return for the payment by the Company of $975,000 in full settlement of the outstanding tax assessment, interest and penalties.

Securities Class Action Lawsuits

Three individuals, Francis J. Reuter, Charles Boravian and Marty Cole, filed separate similar purported class actions on behalf of putative classes of persons or entities collectively encompassing those who purchased or otherwise acquired shares of the Company’s common stock between October 31, 2011 and March 18, 2013. The first action was filed on or about March 25, 2013 in the United States District Court for the Eastern District of Virginia, Francis J. Reuter v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00183-JAG (the “Reuter Action”). The Reuter Action named as defendants the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of the Company’s officers and/or employees. The second action was filed on or about March 26, 2013 in the United States District Court for the District of Massachusetts, Boravian v. Star Scientific, Inc. et al. D. Mass. 13-1-695-DJC (the “Boravian Action”). The Boravian Action named as defendants the Company and Jonnie R. Williams, Sr. and was voluntarily dismissed by the plaintiff. The Third action was filed on or about May 7, 2013 in the United States District Court for the Eastern District of Virginia, Cole v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00287-JAG (the “Cole Action”).  The Cole Action named as defendants, the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of its officers and employees. In general, the complaints collectively allege that the Company and the individual defendants violated Section 10(b) under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as related to statements made regarding its past and future prospects and certain scientific data relating to its products, as well as related to unspecified private placements and related party transactions engaged in since 2006.  The Reuter Action and the Cole Action have been consolidated and a lead plaintiff was appointed by the Court in the consolidated cases on June 21, 2013. Pursuant to a joint scheduling order in place in these cases, plaintiff filed a consolidated operative complaint on September 5, 2013 and defendants filed a motion to dismiss the consolidated operative complaint on October 25, 2013. Following full briefing and argument on January 7, 2014, the Court indicated that it would not grant the motion at that time and would allow the case to proceed to discovery, but ordered additional briefing on one aspect of the motion.  Also the Court entered a scheduling order for discovery and an order directing the parties to participate in mediation before a Magistrate Judge. Defendants thereafter filed answers.  Subsequently, the United States on January 28, 2014 moved to stay discovery in the case pending the completion or other disposition of the criminal trial of former Governor McDonnell and his wife. That motion was granted by the Court on January 28, 2014. On February 12, 2014, the Court granted a joint motion by the parties to stay all deadlines other than a court sponsored mediation session and the issuance of the Court's opinion on the motion to dismiss. The Company intends to continue to defend vigorously these claims. However, at this time, it cannot predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the consolidated financial statements.

Derivative Action Lawsuits

Four individuals, David C. Inloes, William Skillman, Harold Z. Levine and Louis Lim, filed separate, but similar derivative actions naming all or most of the Company’s then current Directors, several Officers of the Company and, in one case, one former Director as defendants. Two of the actions were filed in the United States District Court for the Eastern District of Virginia, Alexandria Division (the “Alexandria Actions”).  The first Alexandria Action, William Skillman v. Jonnie R. Williams et al., was filed on May 2, 2013. The second Alexandria Action, David C. Inloes v. Jonnie R. Williams et. al. was filed on May 3, 2013. The Alexandria Actions have been consolidated and co-lead counsel appointed by the Court.  Pursuant to a court order plaintiffs filed a consolidated amended complaint on January 13, 2014 and a motion to dismiss was filed on February 3, 2014 on behalf of all of the defendants.  Also, On February 3, 2014 the Company, as nominal defendant, moved to stay or dismiss this action pending a resolution of the securities class action litigation pending in Federal Court in Richmond, Virginia. Separately, on January 29, 2014, the United States moved to stay discovery in the case pending the completion or other disposition of the criminal trial of former Governor McDonnell and his wife.  That motion was granted by the Court on January 30, 2014.  On February, 28, 2014, the Court granted the Company’s motion to stay the case, ruling that the case would be stayed for all purposes pending further order of the Court and ordering the Company, within ten days of the dismissal or resolution of the Richmond securities class action or the trial court's verdict in the McDonnell case, whichever occurs first, to file a report indicating what action, if any, it intends to take with regard to this case, including specifically, without limitation, whether it intends to pursue or seek dismissal of the claims asserted against each of the named individual defendants.

The third derivative action, Harold Z. Levine v. Jonnie R. Williams, et. al. was filed on July 8, 2013, in the Circuit Court for the City of Richmond and the fourth case, Louis Lim v. Christopher C. Chapman, et. al. was filed in the Circuit Court for Henrico County on July 11, 2013. In general, the complaints collectively allege that the Company’s Directors and Officers breached their fiduciary duties by causing the Company to issue false and misleading statements regarding its past and future prospects and certain scientific data relating to its products, as well as engaging in certain unspecified private placements and related party transactions since 2006.  On July 1, 2013 and August 1, 2013 stipulations were filed in each of the state court actions which would stay the period for defendants to respond to the complaints until a date established in an agreed upon schedule is in place or until forty days after the parties advise the court that they are unable to reach an agreement on such a schedule.  The company intends to defend vigorously these claims.  However, at this time, it cannot predict the probable outcome of these claims.  Accordingly, no amounts have been accrued in the consolidated financial statements.

Demands for Inspection of Books and Records and for Investigation

Two individuals, Bruce A. Welker and Michael Weber, have written to the Company requesting that it produce various books and records pursuant to Delaware Code Section 220.  Mr. Welker’s letter was dated May 31, 2013 and the letter sent on behalf of Mr. Weber was dated June 5, 2013.  The Company has responded by letter to these demands and has been in subsequent communication with counsel regarding the demands.  One individual, Steven Segall, has written to the Company’s Board of Directors and demanded that the Board investigate certain claims and take appropriate remedial action in response to alleged wrongdoing that took place between 2010 and 2013.  The Company advised Mr. Segall that the Board of Directors would review the issues raised in his demand letter and further respond once that review was complete.  Following a full review by a Committee of Independent Directors, assisted by separate outside counsel, the Board upon recommendation of the Committee determined that Mr. Segall’s demand should be refused pending the outcome of related securities litigation and directed that this decision be communicated to counsel for Mr. Segall.

FDA Warning Letter

On December 24, 2013, the Company received a Warning Letter, from the FDA regarding its CigRx® and Anatabloc® dietary supplements.  In the letter the FDA asserted that CigRx® and Anatabloc® were not properly marketed as dietary supplements, since the Company had not filed a New Dietary Ingredient Notification for anatabine as a dietary ingredient prior to the introduction of its dietary supplements.  The FDA also claimed that certain materials on the Company’s websites, including published research articles, contained drug claims for Anatabloc®.  The Company responded to the Letter on January 31, 2014, contesting the FDA’s position with respect to the status of the Company’s dietary supplements and noting that it had voluntarily removed materials objected to by the FDA.  The Company is currently communicating with the FDA in an effort to reach an amicable resolution of the issues asserted in the Warning Letter.

Consumer Class Action

On January 27, 2014, Howard T. Baldwin filed a purported class action naming the Company, Rock Creek and GNC Holding, Inc., or GNC, as defendants.  The case was filed in the United States District Court of the Northern District of Illinois.  Generally, the complaint alleges that claims made for the Company’s Anatabloc® product has not been proven and that individuals purchased the product based on alleged misstatements regarding characteristics, uses, benefits, quality and intended purposes of the product.  The complaint purports to allege claims for violation of state consumer protection laws, breach of express and implied warranties and unjust enrichment.  The Company has agreed to indemnify and defend GNC pursuant to the terms of the purchasing agreement between Rock Creek and GNC. Consistent with that commitment, the Company has agreed to assume the defense of this matter on its own behalf as well as on behalf of GNC. The defendants have received an extension of time to respond to the complaint in this case until March 24, 2014.  The Company intends to vigorously defend against these claims.  However, at the present time, it cannot predict the possible outcome of these claims.  Accordingly, no amount has been accrued in the consolidated financial statements.

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

16.          Subsequent Events:

Stock options and share grants issued

On January 2, 2014 the Company issued 3,000,000 stock options with an exercise price of $1.16 to Michael J. Mullan, the Company’s Chairman and CEO pursuant to his employment contract. On January 3, 2014 the Company issued 223,052 share grants that vested immediately with a share price of $1.02 per share to two of its brand ambassadors pursuant to their agreements with the Company to promote its dietary supplement and cosmetic products. On February 2, 2014 the Company issued 100,000 and 150,000 stock options with an exercise price of $1.30 and $2.00, respectively and issued 50,000 shares of stock to the Company’s Vice President of Corporate Development and Strategy at the time he joined the Company.

Financing

On March 12, 2014, the Company entered into a series of equity and financing transactions that resulted in gross cash proceeds to the Company of approximately $9.3 million and cash availability under a credit facility of approximately $5.8 million, for total available funds of $15.1 million. Under one transaction, holders of previously held warrants with strike prices ranging from $1.50 to $2.00 agreed to immediately exercise on an aggregate of 4.2 million warrants at a reduced strike price of $1.00 per share.  The investors also were issued new warrants for an equal number of shares that have a term of seven years and a strike price of $1.00 per share.  This transaction resulted in proceeds of approximately $4.2 million.  Under another transaction the Company sold 5.1 million shares with matching warrants for 5.1 million shares to other investors at $1.00 for the shares and warrant shares.  This transaction resulted in proceeds to us of $5.1 million. Finally, the Company entered into a credit facility with another investor under which that investor agreed to loan the Company up to $5.8 million.  The credit facility provides for an annual interest rate of 3% on any funds drawn by the Company.  It also provides the lender with the option to convert any loan amount to a unit of the Company common stock and a matching seven-year warrant at a conversion price of $1.00 per unit.

Office consolidation and severance plan

In January 2014 the Company announced plans to consolidate its offices and headquarters in Sarasota, FL. The Company’s Compensation Committee approved a severance plan for employees who will separate from the Company as a result of this transition. The severance program consist of salary and benefit continuation based on employee length of service with the Company and extension of any stock option grant exercise period for three additional years after separation from the Company. The stock option plan provides for a 90 day period after separation upon which the employee is able to exercise their options. An exact number of employees separating from the Company is not known at this time. In addition, as part of the Company’s transition its former Chief Executive Officer, Jonnie R. Williams, Sr. and its former President and Chief Operating Officer, Paul L. Perito, resigned from their prior positions with the Company as of December 27, 2013 and assumed the role of a non-executive employee, in the case of Mr. Williams, and the role of Vice President and Senior Counsel, Legal and Regulatory affairs, in the case of Mr. Perito.  The Company anticipates that as part of its transition it will enter into separate severance arrangements with Messrs. Perito and Williams. Two of our three office leases expire by July 31, 2014, and will not be renewed, while the third office lease expires June 30, 2015. As a result, the Company does not expect significant rent-related expenses in connection with the relocation of the Company’s offices.

17.          Quarterly results (unaudited):

The following is a summary of quarterly unaudited results of operations for the years ended December 31, 2013, 2012 and 2011.

$ thousands except per share data	March	June	September	December
2013
Revenues	$2,507	$2,521	$2,261	$1,852
Gross profit (loss)	1,122	1,027	845	975
Discontinued operations	-	-	-	395
Net loss	(8,223)	(8,724)	(3,368)	(12,518)
EPS-discontinued operations	-	-	-	-
EPS-net loss basic and diluted	(0.05)	(0.05)	(0.02)	(0.07)

$ thousands except per share date	March	June	September	December
2012
Revenues	$1,069	$1,448	$1,704	$1,966
Gross profit (loss)	446	705	696	777
Discontinued operations	(453)	(355)	(543)	(3,402)
Net loss	(5,171)	(7,996)	365	(10,051)
EPS-discontinued operations	-	-	-	(0.02)
EPS-net loss basic and diluted	(0.04)	(0.06)	-	(0.07)

$ thousands except per share data	March	June	September	December
2011
Revenues	$46	$131	$279	$789
Gross profit (loss)	(102)	(57)	(827)	369
Discontinued operations	(519)	(557)	(595)	(424)
Net loss	(6,085)	(5,000)	(6,565)	(20,341)
EPS-discontinued operations	-	-	-	-
EPS-net loss basic and diluted	(0.05)	(0.04)	(0.05)	(0.15)

Per share amounts for each quarter are required to be computed independently and, therefore, may not equal amounts computed on an annual basis.

18.          Segment Information

The Company operated in two segments during 2012 and 2011 dietary supplements and dissolvable tobacco. However, in December 2012 the Company discontinued its operations in the dissolvable tobacco business and accordingly, has restated prior years information related to that business as discontinued operations on the face of the respective years financial statements. As of December 31, 2012 the Company operates in one business segment only, the results of which are presented in the financial statements. Accordingly, the Company has no segment information to present in footnote form in this Report.

