Form 10-K/A
period 2013-12-31
STAR SCIENTIFIC INC
filed 2014-04-30
CIK 776008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 30, 2013 was approximately $171.4 million. Shares of voting stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares outstanding for each class common equity as of April 11, 2014, 181,859,940 shares of common stock, par value $0.0001 per share

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE - AMENDMENT

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original 10-K Filing”), as initially filed with the Securities and Exchange Commission on March 17, 2014. In accordance with General Instruction G to Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III was omitted from the Original 10-K Filing and, as indicated in the Original 10-K Filing, was to be filed as part of an amendment to the Original 10-K Filing not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013. Accordingly, we are filing this Amendment No. 1 solely for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

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

2

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, including the continued development and market acceptance of our nutraceutical products, the effect of any competitive products, our ability to license and protect our intellectual property, our ability to raise additional capital in the future that is necessary to maintain our business, changes in government policy and/or regulation, potential litigation by or against us, any governmental review of our products or practices (including as related to the FDA warning letter we have received), the outcome of the ongoing investigations, the risks and uncertainties related to the corporate transition matters (including our significant shift to focus on drug development) and related items discussed herein. Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Item 1A. Risk Factors” of our 10-K Report filed on March 17, 2014.

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

Part III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table and text set forth the name, age and positions of each of our directors elected by our common stockholders at our Annual Meeting held on December 27, 2013. Except for Dr. Chapman, who has served as a member of our Board of Directors since 2005, none of our other directors elected at our Annual Meeting had previously served as a member of our Board of Directors:

Name	Age	Position
Christopher C. Chapman, Jr., MD	61	President
Benjamin M. Dent (1)(2)(3)	63	Director
Michael J. Mullan, MBBS (MD) PhD	57	Chairman and CEO
Scott P. Sensenbrenner (1)(2)(3)	44	Director
Naomi Whittel (4)	39	Director
Tom Wilson (1)(2)	67	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.
(4)	Ms. Whittel resigned from our Board of Directors on February 10, 2014.

Set forth below is biographical information for each director of our company.

Christopher C. Chapman, Jr. MD, 61. Dr. Chapman has served as a member of our Board of Directors since September 2005 and was elected as President of our Company following the Annual Meeting held on December 27, 2013. Since its inception in 1999, Dr. Chapman has served as Chairman and Chief Executive Officer of Chapman Pharmaceutical Consulting, Inc., which provides expert medical consultation on the development and management of domestic and global product development programs for biotech, pharmaceutical and medical device products. He served as Senior Director of Medical Affairs with Quintiles/BRI, the largest contract research organization in the U.S., from 1995 until 2000. In that capacity, Dr. Chapman had oversight responsibility for the support of new drug applications, clinical studies and device submissions to the FDA for approval. From 1992 until 1994, Dr. Chapman was Medical Director at Regeneron Pharmaceuticals. He currently serves as Chairman of the Chapman Pharmaceutical Health Foundation. Dr. Chapman is a graduate of the Georgetown University School of Medicine in Washington, D.C.

Dr. Chapman understands the history of our Company and the strategic goals envisioned by management. He has valuable experience with research and development strategies and bringing new drug applications before the FDA (including the IND process). This experience will be key in light of the Company’s expected shift to focus more on the development, approval and sales of pharmaceutical products in connection with the corporate transition matters. Dr. Chapman is expected to act as a key bridge between our prior Board and new Board.

Benjamin M. Dent, 63. Mr. Dent has served as a member of our Board of Directors since December 2013. Mr. Dent has held leadership positions with a number of public and privately-held companies across business sectors. Mr. Dent served as Chief Financial Officer of SADAR 3D from 2012 to 2013, Senior Vice President and Chief Financial Officer for Carbolytic Materials Company from 2011 to 2012, Chief Executive Officer for PBM Consulting (Mr. Dent’s own consulting firm, now known as The Dent Consulting Group LLC) from 2010 to the present, and Vice President and Chief Financial Officer of Moark, LLC from 2005 to 2009. From 1997 to 2001, Mr. Dent held senior leadership and accounting positions with Solutia, Inc. and Capsugel, a business unit of Pfizer, Inc., and acted as a management consultant for Lehman Brothers Investment Management Portfolio Company. Mr. Dent was named to the 2012 list of “Worldwide Who’s Who in Excellence in Finance.” Mr. Dent is an adjunct professor at St. Louis University in the graduate entrepreneurial management program. Mr. Dent received his undergraduate degree and MBA from the University of South Carolina and is a Certified Management Accountant.

Mr. Dent has extensive experience in finance, accounting and capital funding for both private and public companies, including acting as a Chief Financial Officer. This experience will be particularly important as the Company implements strategies to finance its expected pharmaceutical development efforts.

Michael John Mullan MBBS(MD),PhD, 57. Dr. Mullan has served as a member of our Board of Directors since December 2013. Dr. Mullan was elected as our Chief Executive Officer and Chairman of our Board following the Annual Meeting held on December 27, 2013. Dr. Mullan is a global leader in the medical, pharmaceuticals and research fields. Until October 2013, Dr. Mullan served as Chief Executive Officer and President of the Roskamp Institute, and currently serves as Chief Executive Officer of the Roskamp Institute and of Archer Pharmaceuticals, Inc., and President of Sci-Brain. Dr. Mullan has served in numerous directorship positions for medical research organizations, including the Roskamp Institute from 2003 to 2011, Roskamp Institute for Research of Alzheimers Disease and related Neuropsychiatric Disorders from 1998 to 2003 and the Memory Disorder Clinic from 1998 to 2003. Dr. Mullan taught as a professor of medicine in neuroscience, psychiatry and pathology at the University of South Florida from 1995 to 2003. Dr. Mullan has authored or co-authored more than 200 articles on an array of medical topics, including the treatment of Alzheimer’s disease. Dr. Mullan received his medical degree, MBBS (MD) and PhD in Molecular Genetics from London University.

Dr. Mullan brings a highly unique set of skills to our new Board as a seasoned executive, physician and clinical researcher. In light of our Company’s shift to focus more on the development, approval and sales of pharmaceutical products, Dr. Mullan’s scientific background and experience with, and contacts in, the pharmaceutical industry will be a necessary component of the corporate transition matters. Further, Dr. Mullan has important experience acting in a leadership position of large medical research organizations and is well-known and respected in his field.

Scott P. Sensenbrenner, 45. Mr. Sensenbrenner has served as a member of our Board of Directors since December 2013. Mr. Sensenbrenner has extensive experience in the areas of nutraceutical marketing, supply chain, operations and financial management in the natural products industry. He currently serves as the Chief Executive Officer and a director for Enzymedica Inc., a market leader in the area of enzymes supplementation, and has been in this position since 2009. From 2004 to 2009 Mr. Sensenbrenner acted as Vice President of Marketing and Sales for Thorne Research and from 2001 to 2004 he served as the Group Director of the Nutrition Division for Perrigo, Inc. Mr. Sensenbrenner led the marketing efforts at Enzymatic Therapy in the 1990’s, when the firm introduced many of the leading products sold in the natural products industry today including; Glucosamine, CoQ10, St. John’s Wort, 7Keto, Policosanol, Red Yeast Rice, Standardized Herbs, IP-6, KAVA, and Black Cohosh. In each of these roles Mr. Sensenbrenner designed and orchestrated business strategies and executed category-changing product introductions. Mr. Sensenbrenner also served as an advisory director of Z Trim Holdings, a public company, from 2006 to 2007. Mr. Sensenbrenner received his Bachelor of Science degree in Journalism from the University of Wisconsin.

Mr. Sensenbrenner’s nutraceutical and pharmaceutical marketing experience will be valuable given that a key component of the corporate transition matters is a focus on market acceptance of pharmaceutical products (as well as continuing to market the Company’s existing nutraceutical supplements and our cosmetic line of products). Thus, if our Company obtains any requisite regulatory approvals to market pharmaceutical products, we expect Mr. Sensenbrenner will be able to provide the New Board and our management with valuable insight and guidance with respect to the marketing of such products.

Thomas L. Wilson, 67. Mr. Wilson has served as a member of our Board of Directors since December 2013. Mr. Wilson has more than 30 years of experience in the banking industry. Mr. Wilson served as President of Southern Commerce Bank, a privately-held banking institution, from 1988 to 2010 and served as chairman of the board of directors from 1988 to 2006. Mr. Wilson held similar executive and board positions with St. Francis State Bank and Mequon State Bank from 1974 to 1990. Mr. Wilson has extensive experience with banking regulations, implementation and oversight of compliance policies and risk assessment strategies. Mr. Wilson presently operates his own consulting firm focusing on business planning, bank financing and private equity fundraising. Mr. Wilson received his bachelor in science degree in business administration from Marquette University.

Mr. Wilson’s more than 30 years of banking experience will be particularly important as the Company implements strategies to finance its expected pharmaceutical development efforts in connection with the corporate transition matters. Mr. Wilson also brings important experience in the areas of financial risk assessment.

Executive Officers

The following table sets forth certain information with respect to our executive officers, other than Drs. Michael J. Mullan and Christopher C. Chapman, Jr., whose information is set forth above under the caption “-Directors.”

Name	Age	Position
David M. Dean	54	Vice President of Sales and Marketing
Park A. Dodd, III	61	Chief Financial Officer
Paul L. Perito	77	Vice President and Senior Counsel for Legal and Regulatory Affairs
Robert E. Pokusa	63	General Counsel

Set forth below is biographical information for each executive officer of our company who is not also a director.

David M. Dean, 54, has served as Vice President of Sales and Marketing of our company since November 1999 and as President of Star Tobacco since February 2010. From 1998 to October 1999, he served as a Principal of Group Insurance Concepts of Virginia, L.L.C., an employee benefits consulting firm and an affiliate of Northwestern Mutual. From 1984 to 1998, Mr. Dean was employed with Trigon Blue Cross/Blue Shield in Richmond, Virginia, where he held a variety of executive positions over a 14 year period, including Vice President of the Eastern Region from 1994 to 1996, Vice President of Sales from 1996 to 1997, and Vice President of Sales and Account Management for the Eastern and Western Regions from 1997 to 1998. Trigon Blue Cross/Blue Shield was the largest health insurer in Virginia and was purchased during 2002 by Anthem. Mr. Dean is a graduate of Elon College.

Park A. Dodd, III, 61, has served as our company’s Chief Financial Officer, Treasurer, and Assistant Secretary since October 2007. Mr. Dodd was a special advisor to our company from May 2007 until assuming the role as Chief Financial Officer in October 2007. Mr. Dodd’s experience includes a thirty-two year career in strategic financial planning and accounting. From 1980 to 2000 he held a number of management positions with Philip Morris, Inc. with increasing responsibilities in accounting and reporting, business decision support, financial planning and analysis during that time, including his service as Senior Manager and Director of Financial Planning and Analysis from 1992 to 1998 and Director of Finance Reengineering and Technology Upgrade from 1998 to 2000. Mr. Dodd was special advisor to the Chief Financial Officer of the United States Olympic Committee during 2000, and from 2001 to 2005 he served as Director in Accounting and Reporting of Capital One Financial Corporation in Richmond, Virginia. Between 2005 and the end of 2009, Mr. Dodd was a partner with Tatum, LLC, a national executive services firm that specializes in providing interim financial leadership to client organizations. Mr. Dodd received an undergraduate degree in Accounting from Virginia Tech in 1975 and an MBA from Virginia Commonwealth University in 1986. He is a licensed Certified Public Accountant in the State of Virginia.

Paul L. Perito, 77, is our company’s Vice President and Senior Counsel for Legal and Regulatory Affairs and has served in that capacity since December 2013. Previously, he served as a member of our Board of Directors and as President and COO from 1999 until December 2013 and as the Chairman of our Board of Directors from August 2000 to December 2013. Mr. Perito served as our company’s Executive Vice President, General Counsel, and Chief Ethics Officer from June 1999 through November 1999. Prior to joining our Company, Mr. Perito was a senior partner in the law firm of Paul, Hastings, Janofsky & Walker LLP, or PHJ&W, from July 1991 until June 1999 when he became a senior counsel to the firm at the time he joined our company. Mr. Perito resigned his position as senior counsel to PHJ&W as of March 31, 2001, after serving as National Co-Chair of the White Collar Corporate Defense Practice Group at PHJ&W since 1991, and Chair of the Litigation Department in that firm’s Washington, D.C. office since 1995. Prior to his re-entry into private practice, he served as Chief Counsel and Deputy Director of the White House Special Action Office on Drug Abuse Prevention from 1971 to 1973. Mr. Perito was confirmed by the Senate for that position in March 1972. From 1970 to 1971, Mr. Perito served as Chief Counsel and Staff Director to the U.S. House of Representatives Select Committee on Crime. Immediately prior to serving the Congress, Mr. Perito was an Assistant United States Attorney in the Southern District of New York, U.S. Department of Justice from 1966 to 1970. Mr. Perito graduated from Tufts University, Magna Cum Laude and Phi Beta Kappa, and from the Harvard Law School. Mr. Perito was a Rotary International Scholar at the Victoria University of Manchester in Manchester, England, and in Lund University, Lund, Sweden, in P.P.E. in 1960-1961 before entering Harvard Law School. Mr. Perito graduated from Harvard Law School (LLB/JD), as an Edward John Noble Scholar, in 1964 and was thereafter admitted to the Bar of the Commonwealth of Massachusetts. He is also a member of the District of Columbia Bar and is admitted to practice in numerous federal District Courts, Courts of Appeal, and the United States Supreme Court. Mr. Perito was the President of the Harvard Law School Association of the District of Columbia from 1990 to 2010 and is now Chair Emeritus. He is also a member of the Executive Committee of the Harvard Law School Association and was Secretary to the Harvard Law School Association for approximately 15 years. In June 2010, Mr. Perito was elected First Vice President of the Harvard Law School Association for a two-year term and assumed the role of President of that association in June 2012 for a two-year term. He served as Chairman of the Harvard Law School Class of 1964 Reunion and Fund Committees from 1995 to 2010 and served as Co-Chair of the World Alumni Congress in 2006-2007, and Class Agent for the Harvard Law School Fund in 2006-2007. Mr. Perito was Chair of the Harvard Law School 45th Reunion Committee and Co-Chair of the Gift Committee Class of 1964. Mr. Perito is a member of the International Board of Overseers of Tufts University and a former member of the Board of Georgetown Preparatory School in Washington, D.C.

Robert E. Pokusa, 63, has served as our company’s General Counsel and Secretary since March 2001. From 1991 until joining our company, he was associated with Paul, Hastings, Janofsky & Walker LLP during which time he worked on a number of matters for our company and concentrated his practice in the areas of complex civil litigation and administrative law. From 1980 to 1991, Mr. Pokusa was associated with the law firms of Perito, Duerk & Carlson; Finley, Kumble, Wagner, Hiney, Underburg, Manley, Meyerson & Casey; and Washington, Perito and Dubuc. Mr. Pokusa received his Bachelor of Arts Degree from Montclair State University and his law degree from The American University, Washington College of Law. He is a member of the Virginia and District of Columbia bars.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires directors and executive officers and persons, if any, owning more than ten percent of a class of our company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our company’s equity and equity derivative securities. Based solely upon a review of the copies of such reports and written representations from reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with on a timely basis for the year ended December 31, 2013.

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

Audit Committee

We currently maintain an Audit Committee which has responsibility for the appointment of our independent registered public accountants, reviews our internal accounting procedures and financial statements, and consults with and reviews the services provided by our independent registered public accountants, including the results and scope of their audits. The Audit Committee is currently comprised of Messrs. Dent, Sensenbrenner and Wilson, each of whom are independent under the applicable rules of the Securities and Exchange Commission and The Nasdaq Global Market. The Board of Directors has determined that Benjamin M. Dent, who is the Chairman of the Audit Committee, also qualifies as an “Audit Committee Financial Expert” as defined by the rules of the Securities and Exchange Commission.

ITEM  11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our company’s Named Executive Officers are Michael John Mullan, MBBS (MD) PhD, our Chairman and Chief Executive Officer, or CEO, Park A. Dodd, III, our Chief Financial Officer, or CFO, Christopher J. Chapman, Jr., MD, our President, Paul L. Perito, our Vice President and Senior Counsel for Legal and Regulatory Affairs, David M. Dean, our Vice President for Sales and Marketing and Jonnie R. Williams, Sr., our founder and former CEO. We collectively refer to these executive officers as the “Named Executives.” The following discussion summarizes the compensation awarded to the Named Executives or other executive officers during 2013.

Overview

In our proxy statement filed on November 18, 2013 in connection with the holding of our Annual Meeting, we announced a transition of our Company’s activities to take advantage of the potential opportunities in the area of pharmaceutical products, including the development of products approved by the Food and Drug Administration. As part of that transition, at the Annual Meeting held on December 27, 2013, our stockholders elected a new Board of Directors that, except for Christopher C. Chapman, consisted of individuals who had not previously served on our Board of Directors. Immediately following the Annual Meeting, Michael J. Mullan, MBBS (MD) PhD was elected as our Chairman and CEO and Christopher C. Chapman, MD was elected as our President. We also entered into compensation arrangements with Drs. Mullan and Chapman at that time that had been previously summarized in our proxy statement. Also, immediately following our Annual Meeting our CEO, Jonnie R. Williams, Sr. and our Chairman, President and COO, Paul L. Perito, resigned from their prior positions but continued to serve as employees of our company, Mr. Perito as Vice President and Senior Counsel for Legal and Regulatory Affairs and Mr. Williams as a non-executive employee. The discussion and analysis that follows will address compensation matters for 2013 generally, as well as the changes that took place following our Annual Meeting on December 27, 2013 with respect to our Company’s ongoing transition to focus more directly on the drug development area.

Our mission over the past several years has been to move away from the production of tobacco products in favor of promoting the use of certain alkaloids found in tobacco that appear to be beneficial in assisting in maintaining a healthy metabolism and potentially in treating a range of neurological and other conditions. In this regard, we focused on the development of non-nicotine, non-tobacco dietary supplements that provide viable alternatives to tobacco products and anti-inflammatory support, related pharmaceutical products and the licensing of our company’s low tobacco specific nitrosamine, or low-TSNA, curing technology and our other technology. In particular, over the last several years we have been engaged in the production of several nutraceutical, dietary supplements that are marketed under the brand names Anatabloc ® and CigRx ® and the development of related pharmaceutical products that are designed to treat a range of conditions including Alzheimer’s disease, Parkinson’s disease, multiple sclerosis, osteoarthritis, dermatological conditions and tobacco dependence. With the change in structure put into place at our Annual meeting in December 2013, we are focusing on the new drug development aspects of our business and are transitioning our activities to meet that objective.

Currently, our revenues are being derived from the sale of our anatabine-based nutraceutical products and a cosmetic line of products that also utilizes our anatabine compound. As we have worked to achieve our corporate objectives over the years, we initially utilized our company’s technology in producing low-TSNA tobacco as a platform to provide a base of financial support for our intellectual property, licensing and development initiatives. However, since 2007, we shifted the focus of our efforts to nutraceuticals and the development of related pharmaceutical products. We ceased manufacturing and selling our low-TSNA, dissolvable tobacco products as of December 31, 2012.

Over the years we also have sought to develop a sophisticated structure for our innovative, technology-based company that could interact at all levels of the government, regulatory, medical and industrial sectors on a broad range of issues relating to the promotion of a healthy metabolism and lifestyle. To achieve this objective, our company sought to engage individuals as our Chief Executive Officer and President who could oversee our company’s existing business and promote a far-ranging approach to the issues facing our company, and be in a position to enlist other individuals as employees and consultants to assist in those initiatives. With the incorporation of our Rock Creek subsidiary in 2007, we also sought to spearhead our development of nutraceuticals and pharmaceuticals which had evolved from our prior investigation of certain alkaloids in tobacco. Further, we worked to staff key executive positions in sales and marketing, finance, legal, investor relations and medical research with individuals who would complement our company’s senior management and provide a level of expertise that would minimize the need to procure those services through external third parties.

Compensation Objectives

In establishing compensation for our company’s executive officers, including our current CEO and President, we have sought to:

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

Over the last eleven years our company has experienced operating losses on an annual basis. Accordingly since 2002, we had chosen to maintain our executive officers base salary at levels that existed at that time or at levels that were established when certain of our executive officers first joined our company (though see “Base Salary” below for a discussion of recent voluntary reductions in base salary levels for certain of our Named Executives, as well as the new salary information for our new executive officers appointed in December 2013 in connection with our corporate transition) and to limit the use of an incentive-based salary structure as a means of determining salary levels for our executive officers or other employees.

In connection with the recent change in our board and management, we negotiated employment agreements with Drs. Mullan and Chapman in 2013 that contain a combination of base salary, a potential performance cash award during their first year of employment ($150,000 and $75,000 in the case of Drs. Mullan and Chapman, respectively) based on the completion of pre-market testing of a time-released version of Anatabloc® and performance based stock options and stock awards. Consistent with our prior practice, those agreements were structured to minimize cash payments and to focus incentive awards on issuance of stock options and stock grants. In 2013 we did not make cash incentive payments to any of our employees, beyond the commission to David Dean on Anatabloc® sales discussed below. In April 2012 our Board of Directors, did, upon recommendation of the Compensation Committee, approve the payment of cash bonuses in an aggregate amount of $270,000 to ten of our employees, including three of our executive officers and one of our named executives, in recognition of their efforts in connection with the successful introduction of our Anatabloc® dietary supplement. In 2012 the Board of Directors approved a discretionary incentive bonus plan for David Dean under which, beginning in March 2012, he is receiving a commission of one-half of one percent of gross sales of our Anatabloc ® product and will be entitled to target bonuses of $10,000, $20,000, $50,000 and $100,000 when Anatabloc ® sales reach gross revenues of $10.0 million, $20.0 million, $50.0 million and $100.0 million, respectively.

As part of the compensation arrangements entered into with Drs. Mullan and Chapman in December 2013, our Board of Directors, upon recommendation of the Compensation Committee, approved awards to Drs. Mullan and Chapman in the amounts of 6,000,000 and 3,000,000 stock options, respectively, and stock grants with a value of $2.5 million and $1.25 million, respectively. The stock options granted to Dr. Mullan were issued in two grants of 3,000,000 each on December 27, 2013 and January 2, 2014. 1,000,000 of the stock grant on December 27, 2013 vested immediately. The stock options granted to Dr. Chapman were issued on December 27, 2013 with 500,000 vesting immediately. The remainder of the stock option awards (5,000,000 for Mr. Mullan and 2,500,000 for Mr. Chapman) and stock grants are subject to performance based vesting criteria contained in Drs. Mullan’s and Chapman’s employment agreements. Between 2008 and 2012, we made stock option awards to certain of our executive officers and other employees in recognition of their continued contribution towards our company’s goals and objectives, particularly our product development initiates. Those grants were intended, in part, to recognize past performance and to provide incentives for future performance in a manner that would not result in immediate cash payments by our company.

In conducting our risk assessment analysis of employee compensation policies and practices, including those for our Named Executives, we have taken into account the fact that our compensation levels have traditionally been limited to base salary and benefits and have not been tied to additional compensation in the form of salary or cash bonus payments for meeting specific performance objectives. Since 2008 we have issued stock options to our Named Executives and other employees; however, most of those stock option grants have vested at the time of issuance and have not been tied to performance criteria. The stock options issued to Drs. Mullan and Chapman in December 2013 and Messrs. Perito and Williams in 2011 contained performance based vesting requirements, but those requirements have been tied to corporate objectives that are aligned to our company’s overall mission, as opposed to specific individual performance criteria. Further, the decision to issue performance based stock options and stock awards was based, in part, on our company’s determination that it would continue its previous policy of maintaining salary levels at prior year levels and, in the case of Drs. Mullan and Chapman, to incentivize their performance while limiting the level of cash payments required as part of their compensation packages. In the case of the incentive bonus plan established in April 2012 for David Dean, our Vice President of Sales and Marketing, that bonus plan is discretionary and may be terminated at any time by our Board of Directors. Also, these bonus payments are tied to sales of our Anatabloc® dietary supplement, which has been a principal focus of our company’s sales efforts since the introduction of Anatabloc® in 2011. Based on those considerations, we have concluded that our employee compensation policies and practices, including those applicable to our Named Executives, do not create risks that are reasonably likely to have a material adverse effect on us and do not result in an incentive for our Named Executives to take undue risk in order to increase their levels of compensation.

Our compensation determinations have been driven primarily by considerations relating to the ability to attract and retain individuals who could help our company carry out its long-term objectives to promote the maintenance of a healthy metabolism and lifestyle and, in the case of Drs. Mullan and Chapman, to expanded and expedite our efforts in the drug development area. The determinations also have involved an assessment of our company’s progress in obtaining and protecting the intellectual property to which we are the exclusive owner or licensee, and the licensing of that technology, our success in introducing to the market nutraceuticals and pharmaceuticals through Rock Creek, and our success in generating revenue from the licensing of our proprietary technology.

Our Board of Directors has provided its Compensation Committee the primary authority to determine the compensation awards available to our company’s executive officers and the Compensation Committee, in turn, makes recommendations on compensation levels to the Board for its approval after undertaking an analysis of appropriate levels of compensation for our executive officers. To aid the Compensation Committee in making its determinations, on a yearly basis the Compensation Committee is provided an analysis of the compensation levels of our executive officers based on the review of job functions and job responsibilities that have been assumed by particular executive officers and compensation ranges available in comparable positions for individuals with like training and experience. The analysis has been prepared by our company’s General Counsel working with our COO and with input from outside counsel. Our CEO and COO also have provided recommendations, as appropriate, regarding compensation for all executive officers, including themselves. Our company has not engaged a compensation consultant to undertake this analysis. Given our company’s unique position in the area of developing nutraceuticals and pharmaceuticals based on our experience in dealing with non-nicotine alkaloids, the Compensation Committee has considered general market information for similar senior level executives in setting base compensation as opposed to specific industry data, including an analysis of salary levels and benefits for executives in the manufacturing sector in the relevant geographic markets (Richmond, Virginia, Washington, DC and Boston, Massachusetts) where we have had our principal offices. In connection with the consideration of employment contracts for Drs. Mullan and Chapman, the Board, at the request of our Compensation Committee, retained CompensationGPS to provide the Compensation Committee with compensation data and other information as related to the proposed terms of Drs. Mullan’s and Chapman’s employment arrangements, including comparing such terms to both public and private companies in industries similar to the Company, and to advise the Compensation Committee as to the reasonableness of such terms.

In August 2010 through our Rock Creek subsidiary, we introduced our non-nicotine, non-tobacco nutraceutical (CigRx ®) and in August 2011 introduced another non-nicotine nutraceutical for anti-inflammatory support (Anatabloc ®). We also introduced an Anatabloc® cosmetic line in 2012 and 2013. Given the current focus of our company on the drug development area, going forward we expect we will consider the appropriate industry comparison based on the mix of products being sold and developed by our company. In the case of our company’s Vice President and Senior Counsel for Legal and Regulatory Affairs and General Counsel, the Compensation Committee also has undertaken an analysis of compensation for senior partners at major law firms in the Washington, DC area, given the background of our COO and General Counsel in the litigation, regulatory and legislative areas and their active involvement in implementing and coordinating our company’s activities in these areas. The general market information that we have used previously is publicly available aggregated pooled data and, while the Compensation Committee reviews the general market information, it does not see the identity of any of the surveyed companies. Further, the analysis has focused on the extent to which executive officers have assumed multiple functions relating to various aspects of our company’s mission and long-term objectives that in different circumstances likely would have been assumed by other employees. Also, the Compensation Committee considers other factors such as the seniority of our senior executives, and for newer hires, the executive’s base salary at his/her prior place of employment, the duties and responsibilities that the individual will be assuming, the availability of other well-qualified candidates that would be available to carry out our company’s goals and objectives, and the compensation level a potential executive would be able to demand in a similar position with another company or institution. The Compensation Committee reviews the information provided by management and makes its recommendation to the Board of Directors with respect to appropriate compensation levels.

Base Salary

In 2013, the base salary for each of our executive officers, except for Drs. Mullan and Chapman, were set in accordance with the terms of contracts that were entered into prior to 2012 and have been continued without any change in base salary on a month-to-month basis. In November, 2012, Mr. Williams voluntarily agreed to reduce his salary to $1.00 per month beginning in January 2013 until our company becomes profitable and in February 2013, Mr. Perito voluntarily reduced his salary by $500,000 until our company becomes profitable. Also, in February 2013, our General Counsel, Mr. Pokusa, and our CFO, Mr. Dodd, voluntarily agreed to reduce their salaries by $100,000 and $50,000, respectively, until our company becomes profitable. Those decisions were ratified by the Compensation Committee and our Board in December 2012, as to Mr. Williams, and in February 2013, as to Mr. Perito, our General Counsel and our CFO. Further, Messrs. Williams and Perito agreed to maintain the same reduced salary levels in the positions they assumed following our Annual Meeting.

Ancillary Bonuses

As part of the employment agreements entered into with Drs. Mullan and Chapman in December 2013, they are entitled to an ancillary cash bonus of $150,000 and $75,000, respectively, in 2014 if our company introduces a time-release version of Anatabloc®. In addition, as part of their employment agreements, they are entitled to stock options and stock grants if certain performance targets identified in their employment agreements are met. In April 2012, two of our Named Executives, David Dean and Park A. Dodd, III, received cash bonuses of $75,000 and $5,000, respectively, as part of a one-time award of an aggregate of $270,000 in cash bonuses paid to a total of ten of our employees in recognition of their efforts in connection with the successful introduction of our Anatabloc ® dietary supplement.

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

As part of the employment agreements entered into with Drs. Mullan and Chapman on December 27, 2013, our Board of Directors, upon recommendation of the Compensation Committee, granted awards of stock options to Drs. Mullan and Chapman in the amounts of 6,000,000 and 3,000,000, respectively, and stock awards with a value of $2.5 million and $1.25 million, respectively, and which in the case of the stock grants will be based on our company’s closing stock price on the day prior to the vesting of such awards. Of the stock options granted to Drs. Mullan and Chapman, 1,000,000 and 500,000, respectively, vested on the date of the grant and are not subject to any performance conditions. The employment agreements for Drs. Mullan and Chapman provide the following criteria for vesting upon the attainment of the performance goals for the remaining stock option and stock grant awards.

Star Scientific, Inc.

Performance Criteria and Allocations for Option Vesting and Stock Payments

		Dr. Mullan		Dr. Chapman
		Option Vesting	Value of Stock Payments	Option Vesting	Value of Stock Payments

1.	Date of the Company’s first Investigational New Drug (IND) and/or Clinical Trial Application (CTA) filing occurring after December 27, 2013	1 million shares	$500,000	500,000 shares	$250,000

2.	Last day of first calendar quarter occurring after December 27, 2013 within which the Company’s cash receipts attributable to operations of the Company’s consumer products line of business exceeds expenses (without regard to overhead) attributable to such operation	1 million shares	$500,000	500,000 shares	$250,000

3.	Last day of the first calendar quarter occurring after December 27, 2013 within which earnings of the Company (without regard to interest, depreciation, amortization or taxes) is reported as positive	1 million shares	$500,000	500,000 shares	$250,000

4.	Date of commencement of human clinical trials with respect to the Company’s first IND and/or CTA filing occurring after December 27, 2013	2 million shares	$1,000,000	1 million shares	$500,000

On March 14, 2011 our Board of Directors, upon recommendation of the Compensation Committee, approved an award of stock options to Messrs. Perito and Williams, our former Chairman of the Board and CEO, respectively, as part of new employment agreements entered into with these executive officers in the amount of 4,000,000 and 4,900,000 stock options, respectively. Each of the stock options granted to Messrs. Perito and Williams in 2011 was subject to performance based vesting criteria and stockholder approval. In 2011 sixty-five percent of the stock options granted to Messrs. Perito and Williams (3,185,000 and 2,600,000, respectively) vested based on their meeting two of the performance criteria in their employment agreements and upon stockholder approval of the stock option grants. On December 24, 2013, Mr. Williams forfeited his unvested stock options in the amount of 1,715,000 option shares. On the same date, 1,400,000 option shares, the remaining shares granted to Mr. Perito, vested, upon the determination by our company’s Compensation Committee that a performance criteria covering eighty percent of the stock options had been satisfied.

At December 31, 2013, there were 22,145,000 options issued and outstanding with a weighted average exercise price of $2.27 per share.

Benefits Plans

In order to attract and retain individuals who are capable of carrying out and enhancing our mission, we have provided certain benefits and perquisites to our senior executives that we believe are comparable to those generally available to senior management and were available to those executives in previous positions. In the case of our CEO, President and our former CEO and COO these benefits and perquisites have included the items listed below. Where noted, such benefits also have been provided to other executive officers:

•	reimbursement for life insurance coverage in the amount of $10 million for our company’s CEO, $5 million for our President and $1 million for our General Counsel;

•	additional disability insurance for our CEO, President and General Counsel;

•	a Company automobile allowance for our company’s CEO and President and reimbursement of automobile expenses for our company’s Vice President of Sales and Marketing;

•	monthly or annual club membership dues for our company’s CEO and President;

•	Reimbursement for the cost of outside counsel retained by our company’s CEO and President in connection with advice and counsel related to the negotiation, drafting, and execution of their employment agreements.

Employment and Severance Arrangements

The executive employment agreements with Drs. Mullan and Chapman contain severance provisions that provide for continued payments of salary and benefits through the term if the agreements are terminated without “Cause” or if either Dr. Mullan or Dr. Chapman resigns for “Good Reason”. In addition, in those circumstances equity awards granted to either Dr. Mullan or Dr. Chapman would be retained with the possibility of vesting if the performance targets discussed above are met. Upon a termination of employment for death or disability, Dr. Mullan or Dr. Chapman, as applicable, would be entitled to continued salary and benefits for the one-year period following death or disability and all then-outstanding equity awards would become fully vested. Upon a change in control of our Company, Dr. Mullan and Dr. Chapman would be entitled to receive a lump sum payment of $2.5 million, respectively, and all then-outstanding equity awards would become fully vested and accelerate.

The executive employment agreements entered into with Messrs. Williams and Perito on March 14, 2011 continued through December 31, 2012 and contained identical severance provisions that provided for the payments of all salary, benefits, bonuses and other compensation that would be due through the term of the contract, if the contract were terminated without “Cause” or if either Mr. Perito or Mr. Williams resigned for “Good Reason”, as set forth in the employment agreements. Beginning in December 2012, the executive employment agreements were amended to continue on a month-to-month basis. Under the amendments the executive employment agreements may be terminated upon notice provided at least 15-days prior to the end of each monthly period. In the event of termination, Mr. Perito or Mr. Williams, as applicable, will be entitled to all salary, benefits, bonuses and other compensation that would be due thereunder through the end of the termination of his contract.

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

The employment agreements with Drs. Mullan and Chapman and with Messrs. Dean, Dodd, Perito, and Williams each contain noncompetition covenants following the termination of employment as well as covenants relating to the treatment of confidential information disclosed to them during their employment with our company. The noncompetition covenants prohibit these individuals from owning a company or accepting employment with an entity that competes in the same field as our company or soliciting business of the same or similar type being carried on by our company for a period of one year following termination of employment.

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

Consideration of “Say-on-Pay” Vote

Our Board of Directors recognizes the fundamental interest that our stockholders have in the compensation of our executive officers. At our 2013 annual meeting of stockholders, our stockholders approved, on an advisory basis, the compensation of our Named Executive Officers (a “say-on-pay proposal”) as disclosed in the proxy statement for such meeting. Our stockholders approved the say-on-pay proposal by the affirmative vote of 89.5% of the shares cast on that proposal. The Compensation Committee believes that this illustrates our stockholders’ support of our approach to executive compensation. The Compensation Committee will continue to consider the outcome of our company’s say-on-pay proposals when making future compensation decisions for our executive officers. In addition, as previously disclosed, our company’s Board of Directors has determined that it will hold an advisory vote on the compensation of our company’s named executive officers annually until the next required vote on the frequency of stockholder votes on executive compensation, which will occur no later than our annual meeting of stockholders in 2017.

Compensation Committee Report

Our company’s prior Compensation Committee, or Committee, held seven meetings during the fiscal year ended December 31, 2013. Prior to our company’s Annual Meeting, the Committee determined that our company’s current compensation levels were appropriate, as were the compensation arrangements for Drs. Mullan and Chapman. The Committee also ratified the voluntary action by the Company’s CEO, Chairman, President and COO, General Counsel and CFO to voluntarily reduce their salaries until our company is profitable. Based upon discussions with management, the review of the action of the Committee and the review of the Compensation Discussion and Analysis for the year ended December 31, 2013, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Report. Additionally, based on such review, the Compensation Committee has determined that the current levels of compensation of our executive officers are appropriate given their experience, job responsibilities and the diverse management roles that have been assumed by the executive officers.

Benjamin M. Dent

Scott P. Sensenbrenner

Thomas L. Wilson (Chairman)

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

The following table summarizes the compensation paid to the Named Executives employed by our company during 2011, 2012 and 2013, for services rendered in all capacities to our company and its subsidiaries.

SUMMARY COMPENSATION TABLE FOR 2013

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Options ($)(3)		All Other Compensation ($)		Total($)
Michael J.	2011	-	-	-		-		-
Mullan(1)	2012	-	-	-		-		-
Chief Executive officer	2013	-	-	943,874		-		934,874

Christopher C.	2011	-	-	-		-		-
Chapman	2012	-	-	-		-		-
President	2013	-	-	471,937		-		471,937

Jonnie R. Williams, Sr. (4)	2011	1,000,000	-	7,971,363		117,641		9,089,004
	2012	1,000,000	-	-		148,443		1,148,443
	2013	12	-	-		157,918	(5)	157,930

Park A. Dodd, III	2011	246,019	1,500	-		11,025		247,519
Chief Financial Officer	2012	279,791	6,500	83,755		12,750		382,796
	2013	225,000	1,500	-		10,125	(6)	236,625

Paul L. Perito	2011	1,000,000	-	6,507,235		220,750		7,727,985
Vice President and Senior Counsel,	2012	1,000,000	-	-		338,180		1,338,180
Legal and Regulatory Affairs (7)	2013	625,000	-	3,503,896	(8)	397,808	(9)	4,526,704

David Dean	2011	295,000	1,500	451,500		28,977		776,977
Vice President Sales and Marketing	2012	295,000	100,761	358,950		63,007		817,718
	2013	295,000	53,550	-		56,767	(10)	405,117

(1)	On December 27, 2013, Michael J. Mullan, MBBS (MD) PhD was elected to the position of Chairman and CEO and Christopher C. Chapman, MD was elected President of our Company. Neither Dr. Mullan nor Dr. Chapman received any salary during 2013, but were granted stock options on December 27, 2013 that had a value as reflected above.

(2)	Represents our company’s yearly Holiday bonus of $1,500 paid to all employees, except our CEO and COO. Our Vice President Sales and Marketing also received $52,050 in sales commission for Anatabloc ® sales.

(3)	Amounts represent the grant date fair value of the stock options vested in the respective year. For the assumptions used in calculating the value of this award, see Note 8 to our consolidated financial statements included in Item 15 of our 10-K Report for the year ended December 31, 2013.

(4)	Mr. Williams served as our company’s Chief Executive Officer until December 27, 2013, at which time he resigned from that position and became a non-executive employee.

(5)	Represents $63,260 in automobile expenses, $63,701 in life insurance premiums and $30,957 in club memberships.

(6)	Represents matching contributions by our company under our 401(k) Plan.

(7)	Mr. Perito served as our Chairman, President and COO until December 27, 2013, at which time he resigned from those positions and became Vice President and Senior Counsel for Legal and Regulatory Affairs.

(8)	Amounts reflect the vesting of a performance-based stock options award, as described above in “Compensation Discussion and Analysis.”

(9)	Represents $53,874 in automobile expenses, $320,858 in life and disability insurance premiums and $23,076 in club memberships.

(10)	Represents $56,767 in automobile expenses.

Grants of Plan Based Awards During 2013

The following table sets forth certain information with respect to grants of executive compensation plan-based awards to the Named Executive Officers during the fiscal year ended December 31, 2013.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Option Awards: Number of Shares of Stock or Units (#)		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)(#)		Maximum ($)
Michael J. Mullan	12/27/13		$2,500,000	(1)
	12/27/13					1,000,000	(2)	$1.25	$0.94
	12/27/13		2,000,000	(2)				$1.25	$0.94

Christopher C. Chapman	12/27/13		$1,250,000	(3)
	12/27/13					500,000	(4)	$1.25	$0.94
	12/27/13		2,500,000	(4)				$1.25	$0.94

(1)	Upon his appointment as our Chief Executive Officer and Chairman of the Board on December 27, 2013, Dr. Mullan was granted an incentive opportunity to receive an award of an aggregate of $2.5 million, depending on whether certain performance goals are obtained. This $2.5 million payment, if achieved, will be paid in the form of fully vested shares of our common stock, and may be paid in separate tranches over time if the relevant performance criteria is met. For a description of the performance criteria, and the schedule for potential payment of this award, please see “Compensation Discussion and Analysis — Equity Incentive Awards

(2)	During 2013, Dr. Mullan was granted a total of 3,000,000 stock options to purchase shares of our common stock. 2,000,000 of these stock options will vest over various periods of time depending on whether certain performance goals are obtained. The vesting schedule and performance criteria are the same as referred to in Footnote (1) above, and we refer you to a description of this award in “Compensation Discussion and Analysis — Equity Incentive Awards.” The remaining 1,000,000 stock options vested immediately upon Dr. Mullan’s appointment as our Chief Executive Officer and Chairman of the Board on December 27, 2013.

(3)	Upon his appointment as our President on December 27, 2013, Dr. Chapman was granted an incentive opportunity to receive an award of an aggregate of $1.25 million, depending on whether certain performance goals are obtained. This $1.25 million payment, if achieved, will be paid in the form of fully vested shares of our common stock, and may be paid in separate tranches over time if the relevant performance criteria is met. For a description of the performance criteria and the schedule for potential payment of this award, please see “Compensation Discussion and Analysis — Equity Incentive Awards”.

(4)	During 2013, Dr. Chapman was granted a total of 3,000,000 stock options to purchase shares of our common stock. 2,500,000 of these stock options will vest over various periods of time depending on whether certain performance goals are obtained. The vesting schedule and performance criteria are the same as referred to in Footnote (3) above, and we refer you to a description of this award in “Compensation Discussion and Analysis — Equity Incentive Awards.” The remaining 500,000 stock options vested immediately upon Dr. Chapman’s appointment as our President on December 27, 2013.

For the assumptions used in calculating the value of these awards, see Note 8 to our consolidated financial statements included in “Item 15. Exhibits, Financial Statement Schedules” of our 10-K for the year ended December 31, 2013.

Outstanding Equity Awards as of December 31, 2013

The following table provides information regarding the stock options held by the Named Executives as of December 31, 2013. All stock options were fully vested and exercisable as of December 31, 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price ($)	Option Expiration Date
Christopher C. Chapman
	50,000		3.58	9/22/15
	50,000		2.89	9/22/16
	50,000		1.01	9/22/17
	50,000		4.03	9/22/18
	50,000		0.98	9/22/19
	75,000		2.72	4/5/20
	50,000		2.30	9/22/20
	50,000		2.88	9/22/21
	50,000		3.02	4/5/22
	50,000		3.93	9/22/22
	50,000		1.90	9/22/23
	500,000	2,500,000	1.25	12/27/23

Michael J. Mullan	1,000,000	2,000,000	1.25	12/27/23

Jonnie R. Williams, Sr.	500,000		1.72	5/6/18
	1,250,000		2.72	4/5/20
	3,185,000		2.95	3/14/21

Park A. Dodd, III	250,000		1.19	10/10/17
	50,000		1.72	5/6/18
	50,000		2.72	4/5/20
	35,000		3.02	4/5/22

Paul L. Perito	625,000		1.72	5/6/18
	1,250,000		2.72	4/5/20
	4,000,000		2.95	3/14/21

David Dean	350,000		2.00	1/31/21
	150,000		3.02	4/5/22

These stock options are subject to performance based vesting criteria. For a description of the vesting schedule upon the attainment of the applicable performance goals, see “Compensation Discussion and Analysis - Discretionary Equity Incentive Awards.”

Option Exercises and Stock Vested During 2013

No stock options were exercised by our Named Executives during the year ended December 31, 2013. In 2011, the stockholders approved a grant of 4,900,000 and 4,000,000 stock options to Mr. Jonnie Williams, Sr, our Company’s former CEO and Paul L. Perito, our company’s Vice President and Senior Counsel for Legal and Regulatory Affairs, and former President and COO, which would vest based on stated performance criteria. In 2011 sixty-five percent of the stock options granted to Messrs. Perito and Williams (3,185,000 and 1,600,000 respectively) vested based on their meeting two of the performance criteria in their employment agreements and upon stockholder approval of the stock option grants. On December 24, 2013 Mr. William’s forfeited his unvested stock options in the amount of 1,715,000 option shares. On the same date, 1,400,000 option shares, the remaining shares granted to Mr. Perito, vested upon the determination by our company’s Compensation Committee that a performance criteria covering eighty percent of the stock options had been satisfied.

Potential Payments Upon Termination or Change of Control

As noted below, certain of our executive officers are entitled to severance upon a termination of employment but are not entitled to any payments solely as a result of agreements that were in effect as of December 31, 2013. The employment agreements are described above under “-Employment and Severance Arrangements”. The following chart sets forth the severance the executive officers would be entitled to receive upon certain terminations of employment, assuming the relevant event occurred on December 31, 2013.

Name	Benefit	Upon Termination by the Company without Cause	Upon Termination for Good Reason	Upon Change in Control/Management	Upon Death	Upon Disability
Michael J. Mullan (1)	Base Salary/Benefits	$1,281,500	$1,281,500	$2,500,000	$645,500	$645,500
	Bonus	-	-		-	-
	Equity Compensation	-	-	3,821,735	3,821,735	3,821,735

Christopher C. Chapman (2)	Base Salary/Benefits	681,500	681,500	2,500,000	336,750	336,750
	Bonus	-	-		-	-
	Equity Compensation	-	-	1,985,327	1,985,327	1,985,327

Park A. Dodd, III(3)	Base Salary	100,000	100,000	-	-	-

Paul L. Perito(4)	Base Salary/Benefits	75,818	75,818	2,500,000	576,950	897,808
	Bonus	-	-	-	-	-
	Equity Compensation	-	-	-	-	-

Jonnie Williams, Sr. (5)	Base Salary/Benefits	13,161	13,161	2,500,000	12	157,930
	Bonus	-	-	-	-	-
	Equity Compensation	-	-	-	-	-

(1)	Dr. Mullan. Upon various termination events, Dr. Mullan is entitled to the benefits as described below:

Without Cause. Upon a termination without cause, Dr. Mullan shall be entitled to all salary, benefits, bonuses and other compensation that would be due to him had he served out the remainder of the term of his employment agreement. With respect to Dr. Mullan’s equity awards, such awards shall not vest and accelerate, but rather will continue to vest pursuant to the terms of his employment agreement. Therefore, amounts related to equity awards are not reflected in the table above for this termination event.

Good Reason. Upon a termination for good reason, Dr. Mullan shall be entitled to the same benefits as described above related to a termination without cause.

Change of Control. Upon a termination following a change of control of the company, Dr. Mullan shall be entitled to (i) a cash payment of $2.5 million, (ii) a payment related to any tax liability incurred by him under Section 280G of the Code (which such amounts are not reflected in the table above), and (iii) all outstanding equity awards would become fully vested and accelerate. “Change in Control” means: (a) a change in ownership or control of the company effected through a transaction or series of transactions whereby any person or persons acting in concert directly or indirectly acquires beneficial ownership of securities of the company possessing more than fifty present (50%) of the total combined voting power of the company’s securities outstanding immediately after such transaction, or (b) a sale or disposition, in one or a series of related transactions, of all or substantially all of the assets of the company to any person or persons acting in concert.

Death. Upon death, Dr. Mullan’s estate would be entitled to all salary and accrued benefits that would have been payable by us to him during the one year period immediately following death. In addition, all outstanding equity awards would become fully vested and accelerate.

Disability. Upon a termination for disability, Dr. Mullan shall be entitled to the same benefits as described above related to a termination upon death.

If Dr. Mullan terminated his employment without cause, or we terminated his employment for good reason, he would only be entitled to accrued and unpaid salary, and all unvested equity awards would be forfeited by him.

(2)	Dr. Chapman. Upon various termination events, Dr. Chapman is entitled to the benefits as described below:

Without Cause. Upon a termination without cause, Dr. Chapman shall be entitled to all salary, benefits, bonuses and other compensation that would be due to him had he served out the remainder of the term of his employment agreement. With respect to Dr. Chapman’s equity awards, such awards shall not vest and accelerate, but rather will continue to vest pursuant to the terms of his employment agreement. Therefore, amounts related to equity awards are not reflected in the table above for this termination event.

Good Reason. Upon a termination for good reason, Dr. Chapman shall be entitled to the same benefits as described above related to a termination without cause.

Change of Control. Upon a termination following a change of control of the company, Dr. Chapman shall be entitled to (i) a cash payment of $2.5 million, (ii) a payment related to any tax liability incurred by him under Section 280G of the Code (which such amounts are not reflected in the table above), and (iii) all outstanding equity awards would become fully vested and accelerate. “Change in Control” means: (a) a change in ownership or control of the company effected through a transaction or series of transactions whereby any person or persons acting in concert directly or indirectly acquires beneficial ownership of securities of the company possessing more than fifty present (50%) of the total combined voting power of the company’s securities outstanding immediately after such transaction, or (b) a sale or disposition, in one or a series of related transactions, of all or substantially all of the assets of the company to any person or persons acting in concert.

Death. Upon death, Dr. Chapman’s estate would be entitled to all salary and accrued benefits that would have been payable by us to him during the one year period immediately following death. In addition, all outstanding equity awards would become fully vested and accelerate.

Disability. Upon a termination for disability, Dr. Chapman shall be entitled to the same benefits as described above related to a termination upon death.

If Dr. Chapman terminated his employment without cause, or we terminated his employment for good reason, he would only be entitled to accrued and unpaid salary, and all unvested equity awards would be forfeited by him.

(3)	Mr. Dodd. Upon various termination events, Mr. Dodd is entitled to the benefits as described below:

Without Cause. Upon a termination without cause, Mr. Dodd shall be entitled to continued salary of $100,000.

Good Reason. Upon a termination for good reason, Mr. Dodd shall be entitled to continued salary of $100,000.

(4)	Mr. Perito. Upon various termination events, Mr. Perito is entitled to the benefits as described below:

Without Cause. Upon a termination without cause, Mr. Perito shall be entitled to all salary, benefits, bonuses and other compensation that would be due to him had he served out the remainder of the term of his employment agreement — However, Mr. Perito’s employment agreement is currently on a month to month basis, and thus, amounts in this column reflect only one month of such salary, benefits, bonuses and other compensation. With respect to Mr. Perito’s equity awards, such awards shall not vest and accelerate, but rather will continue to vest pursuant to the terms of his employment agreement. However, as of the date hereof, all such equity awards are fully vested, and thus are not reflected in the table above for this termination event.

Good Reason. Upon a termination for good reason, Mr. Perito shall be entitled to the same benefits as described above related to a termination without cause.

Change of Management. Termination by Mr. Perito upon Certain Change of Management. Thirty (30) days after delivery by Mr. Perito to the company of a written notice terminating his agreement upon (a) a change in the senior management of the company resulting from the death or disability of Mr. Williams Sr., or (b) a removal and replacement of a majority of the Board of Directors, including such other persons elected to serve as directors with the approval of the Board of Directors subsequent to the date of the employment agreement, by the stockholders of the company at a special meeting of the stockholders, held in accordance with the terms of the company’s Certificate of Incorporation and By-Laws and in accordance with all applicable laws, called by a stockholder or a group of stockholders of the company for such purpose, in which event the company shall, within thirty (30) days following the effective date of termination, pay Mr. Perito the sum of $2,500,000. The company shall also pay any tax due by Mr. Perito under Section 280G of the Code as a result of any payment to Mr. Perito under this termination event (and such amounts are not reflected in the table above).

Death. Upon death, Mr. Perito’s estate would be entitled to all salary and accrued benefits that would have been payable by us to him during the one year period immediately following death. In addition, all outstanding equity awards would become fully vested and accelerate. However, as of the date hereof, all such equity awards are fully vested, and thus are not reflected in the table above for this termination event.

Disability. Upon a termination for disability, Mr. Perito shall be entitled to the same benefits as described above related to a termination upon death.

(5)	Mr. Williams. Upon various termination events, Mr. Williams is entitled to the benefits as described below:

Without Cause. Upon a termination without cause, Mr. Williams shall be entitled to all salary, benefits, bonuses and other compensation that would be due to him had he served out the remainder of the term of his employment agreement. However, Mr. Williams’s employment agreement is currently on a month to month basis, and thus, amounts in this column reflect only one month of such salary, benefits, bonuses and other compensation.With respect to Mr. William’s equity awards, such awards shall not vest and accelerate, but rather will continue to vest pursuant to the terms of his employment agreement. However, as of the date hereof, all such equity awards are fully vested, and thus are not reflected in the table above for this termination event.

Good Reason. Upon a termination for good reason, Mr. Williams shall be entitled to the same benefits as described above related to a termination without cause.

Change of Management. Termination by Mr. Williams upon Certain Change of Management. Thirty (30) days after delivery by Mr. Williams to the company of a written notice terminating his agreement upon (a) a change in the senior management of the company resulting from the death or disability of Mr. Perito, or (b) a removal and replacement of a majority of the Board of Directors, including such other persons elected to serve as directors with the approval of the Board of Directors subsequent to the date of the employment agreement, by the stockholders of the company at a special meeting of the stockholders, held in accordance with the terms of the company’s Certificate of Incorporation and By-Laws and in accordance with all applicable laws, called by a stockholder or a group of stockholders of the company for such purpose, in which event the company shall, within thirty (30) days following the effective date of termination, pay Mr. Williams the sum of $2,500,000. The company shall also pay any tax due by Mr. Williams under Section 280G of the Code as a result of any payment to Mr. Williams under this termination event (and such amounts are not reflected in the table above).

Death. Upon death, Mr. William’s estate would be entitled to all salary and accrued benefits that would have been payable by us to him during the one year period immediately following death. In addition, all outstanding equity awards would become fully vested and accelerate. However, as of the date hereof, all such equity awards are fully vested, and thus are not reflected in the table above for this termination event.

Disability. Upon a termination for disability, Mr. Williams shall be entitled to the same benefits as described above related to a termination upon death.

For purposes of Dr. Mullan’s and Chapman’s, and Messrs. Dodd’s, Perito’s and William’s agreements, the following terms are defined as set forth below:

“Disability” means: A physical or mental condition, verified by a physician designated by the company, which prevents executive from carrying out one or more of the material aspects or essential functions of his assigned duties for at least ninety (90) consecutive days, or for a total of ninety (90) days in any six (6) month period.

“Cause” means:

(a) Executive shall have committed an act of dishonesty, fraud, embezzlement or theft with respect to the property, business or affairs of the company, in any such event in such a manner as to cause material loss, damage or injury to the company;

(b) Executive shall have materially breached his employment agreement and such breach shall have continued for a period of twenty (20) days after receipt of written notice from the company specifying such breach;

(c) Executive shall have been grossly negligent in the performance of his duties under the employment agreement, intentionally not performed or misperformed any of such duties, or refused to abide by or comply with the directives of the company’s Board of Directors, which action shall have continued for a period of twenty (20) days after receipt of written notice from the company demanding such action cease or be cured;

(d) Executive shall have been found guilty of, or has plead nolo contendere to, the commission of a felony offense or other crime involving moral turpitude; or

(e) Executive shall have abused alcohol or drugs (legal or illegal) that, in the reasonable judgment of the company’s Board of Directors, materially impairs executive’s ability to perform his duties hereunder.

“Good Reason” means:

(a) The assignment of executive to any duties inconsistent with, or any adverse change in, executive's positions, duties, responsibilities, functions or status with the company, or the removal of executive from, or failure to reelect executive to, any of such positions; provided, however, that a change in executive's positions, duties, responsibilities, functions or status that executive shall agree to in writing shall not be an event of “Good Reason”;

(b) A reduction by the company of executive’s base salary without his written consent;

(c) The failure by the company to continue in effect for executive any material benefit provided under his employment agreement or otherwise available to any of the management executives of the company, including without limitation, any retirement, pension or incentive plans, life, accident, disability or health insurance plans, equity or cash bonus plans or savings and profit sharing plans, or any action by the company which would adversely affect executive's participation in or reduce executive's benefits under any of such plans or deprive executive of any fringe benefit enjoyed by Executive; or

(d) Any other material breach by the company of the employment agreement which is not cured within twenty (20) days of delivery of written notice thereof by executive to the company.

 Dual Position of CEO and Chairman

We previously separated the positions of Chairman of the Board and Chief Executive Officer.  However, in connection with the corporate transition effected by us in December 2013, these positions were combined to be held by Dr. Mullan.  We believe that this Board leadership structure is appropriate for our company at this time, in that the combined role of the Chairman of the Board and the Chief Executive Officer promotes unified leadership and direction for the company, allowing for a single, clear focus for management to execute the company’s strategy and business plan, while also providing for effective oversight by an independent Board. We believe the Chief Executive Officer is in the best position to focus the independent directors’ attention on the issues of greatest importance to the company and its stockholders.   We believe these factors are particularly important in light of the corporate transition, and the importance of Dr. Mullan being able to set the agenda for the company.  We believe that our overall corporate governance policies and practices combined with the strength of our independent directors minimize any potential conflicts that may result from combining the roles of our Chairman of the Board and our Chief Executive Officer. As part of its annual self-assessment, the Board will consider whether the current leadership structure continues to be optimal for the company and its stockholders.

Board of Director Compensation

In compensating directors, our company has sought to use a combination of payments for participation in director and committee meetings, initial anniversary stock option grants and periodic stock option grants. The combination of payments for meeting attendance and stock option grants is intended to motivate and align the interest of the directors with that of our company. Also, we have sought to use the combination of payments to directors for attendance at meetings and stock option grants to attract directors who have particular skills and expertise that would complement our company’s mission, particularly in the area of finance, new product development, medical research, and other health-related areas.

Each of our company’s independent directors, as so classified by our Board of Directors, or the Independent Directors, is granted a stock option to purchase up to 50,000 shares of our common stock on the date such Independent Director is first elected to the Board of Directors, vesting in equal installments on each of the first two anniversaries of the date of grant. As an annual retainer, each Independent Director additionally receives a stock option to purchase up to 50,000 shares of our common stock granted on each anniversary of such Independent Director’s initial election to the Board of Directors, exercisable immediately. Each Independent Director also receives a payment of $4,500 for participation in each meeting of the Board of Directors and any committee meeting attended personally and $3,500 for participation in each meeting of the Board of Directors and any committee meeting attended telephonically, subject to a cap of $6,000 for multiple in-person or telephonic meetings on the same day. Additionally, the chairman of the Audit Committee is to receive a separate fee of $20,000 per year for services in that capacity, although the fee has been waived at times in the past, and the chairman of the Compensation Committee is to receive a separate fee of $15,000 per year for services in that capacity.

Messrs. Dent, Sensenbrenner and Wilson have been designated as our current Independent Directors. This designation of independence is intended solely for the purpose of clarifying which directors are entitled to compensation for their services as directors. Directors not designated as Independent Directors generally are those who in the past have been employees of our company, or who have waived their right to receive director compensation. Directors who are employees of our company receive compensation in their capacity as employees but do not receive any compensation for board or committee meetings, nor do they receive the “options package” made available to individuals serving as Independent Directors.

The following table sets forth, for our company’s Independent Directors, certain information regarding fees earned and equity awards granted during the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)(1)	Option Grant Date Fair Value ($)(2)	All Other Compensation	Total ($)
Burton J. Haynes (3)	$160,500	$72,550	-	$233,050
Christopher C. Chapman, MD(3)	154,500	73,000	-	227,500
Neil L. Chayet(3)	135,000	73,000	-	208,000
Ralph B. Everett(3)	92,500	47,150	-	139,650
Benjamin Dent (4)	-	48,600	-	48,600
Scott Sensenbrenner (4)	-	48,600	-	48,600
Naomi Whittel (4)	-	48,600	-	48,600
Tom Wilson (4)(5)	-	48,600	-	48,600

(1)	This column represents the amount of compensation earned by each Independent Director during 2013 in the form of director fees.
(2)	Amounts represent the grant date fair value of the stock options issued in the respective year. For the assumptions used in calculating the value of this award, see Note 8 to our consolidated financial statements included in Item 15 of the 10-K for the year ended December 31, 2013.
(3)	Messrs. Haynes, Chapman, Chayet and Everett did not stand for re-election as independent directors to the Board at our Annual Meeting held on December 27, 2013. Mr. Chapman was elected as a management member of the board at our Annual Meeting.
(4)	Messrs. Dent, Sensenbrenner and Wilson and Ms. Whittel were elected to our Board of Directors at our annual meeting held on December 27, 2013 and did not receive any fees for attending Board meetings in 2013. They did receive initial Director stock option grants on December 27, 2013 for 50,000 option shares, which are reflected in the option grant fair value column above.
(5)	Ms. Whittel resigned from our Board of Directors on February 10, 2014, and her stock options which had not yet vested were terminated on that date.

The following represents the number of options granted to each Independent Director in 2013 and the total number of options held by each Independent Director as of December 31, 2013.

Name	Options Granted 2013	2013 Vested Options	Option Exercise Price ($)	Option Expiration Date	Total Options outstanding as of December 31, 2013
Burton J. Haynes (1)	50,000	50,000	1.90	10/22/23	250,000

Christopher C. Chapman, M.D(1)	50,000	50,000	1.90	9/22/23	575,000

Neil L. Chayet(1)	50,000	50,000	1.90	9/7/23	475,000

Ralph B. Everett(1)	50,000	50,000	1.25	12/14/23	100,000

Benjamin M. Dent	50,000	-	1.25	12/27/23	50,000

Scott P. Sensenbrenner	50,000	-	1.25	12/27/23	50,000

Naomi Whittel (2)	50,000	-	1.25	12/27/23	50,000

Thomas L. Wilson	50,000	-	1.25	12/27/23	50,000

(1)	Messrs. Haynes, Chayet and Everett did not stand for re-election to the Board at the Annual Meeting held on December 27, 2013. Mr. Chapman was elected as a management member of the board at our Annual Meeting.
(2)	Ms. Whittel resigned from our Board of Directors on February 10, 2014.

Compensation Committee Interlocks and Insider Participation

No member of our Board of Director’s Compensation Committee, each of whom is listed under “-Compensation Committee Report,” has served as one of our officers or employees at any time. None of our executive officers served during 2013 as a member of the board of directors or as a member of a compensation committee of any other company that has an executive officer serving as a member of our Board of Directors or Compensation Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 11, 2014, certain information with respect to the beneficial ownership of our company’s common stock by each beneficial owner of more than 5% of our company’s voting securities, each director and each Named Executive Officer, and all directors and executive officers of our company as a group. As of April 11, 2014, there were 181,859,940 shares of our company’s common stock outstanding.

Name	Shares Beneficially Owned(1)	Percentage Owned(2)
Named Executive Officers
Michael J. Mullan (3)	1,000,000	*
Christopher C, Chapman, Jr. M.D. (4)	1,075,000	*
Park A. Dodd, III (5)	395,000	*
Paul L. Perito (6)	7,855,000	3.8%
David Dean (7)	891,398	*
Directors Who Are Not Named Executive Officers
Benjamin M. Dent (8)	-
Scott P. Sensenbrenner (9)	-
Naomi Whittel (10)	-
Thomas L. Wilson (11)	-
All Directors and Executive Officers as a Group (9 Persons)(12)	11,216,398	5.5%
Other Beneficial Owners of 5% or More of the Outstanding Common Stock of the Company
Tradewinds Investment Management, LP(13)	16,473,854	9.5%
Jonnie R. Williams, Sr.(14)	17,486,210	8.5%
John Joseph McKeon (15)	13,570,000	6.6
BlackRock, Inc. (16)	9,588,850	4.7%

*	Denotes less than 1% beneficial ownership.

(1)	Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them. Unless otherwise noted, the address for each of the above stockholders is c/o Star Scientific, Inc., 4470 Cox Road, Suite 110, Glen Allen, Virginia 23060.

(2)	The “Percentage Owned” calculations are based on the outstanding shares of our common stock as of April 11, 2014.

(3)	Includes 1,000,000 shares that Dr. Mullan has the right to acquire upon exercise of stock options.

(4)	Includes 1,075,000 shares that Dr. Chapman has the right to acquire upon exercise of stock options.

(5)	Includes 385,000 shares that Mr. Dodd has the right to acquire upon exercise of stock options and 10,000 shares held by Mr. Dodd.

(6)	Includes 1,881,000 shares held by Mr. Perito, 50,000 shares that Mr. Perito has the right to acquire upon exercise of a warrant, 5,875,000 shares which Mr. Perito has the right to acquire upon exercise of stock options, and an aggregate of 49,000 shares held by his children or in trust for the benefit of his children, of which Mr. Perito disclaims beneficial ownership.

(7)	Includes 151,742 shares held by Mr. Dean, 1,100 shares held by Mr. Dean’s wife, 238,556 shares held in an individual retirement account, and 500,000 shares that Mr. Dean has the right to acquire upon exercise of stock options.

(8)	Mr. Dent was granted a stock option for 50,000 shares upon his election to our Board of Directors at our Annual Meeting held on December 27, 2013. Those option shares will vest in 25,000 share increments on December 27, 2014 and December 27, 2015 respectively.

(9)	Mr. Sensenbrenner was granted a stock option for 50,000 shares upon his election to our Board of Directors at our Annual Meeting held on December 27, 2013. Those option shares will vest in 25,000 share increments on December 27, 2014 and December 27, 2015 respectively.

(10)	Ms. Whittel was granted a stock option for 50,000 shares upon his election to our Board of Directors at our Annual Meeting held on December 27, 2013. Ms. Whittel resigned from our Board of Directors on February 10, 2014 and her stock options, which had not vested, were terminated on that date.

(11)	Mr. Wilson was granted a stock option for 50,000 shares upon his election to our Board of Directors at our Annual Meeting held on December 27, 2013. Those option shares will vest in 25,000 share increments on December 27, 2014 and December 27, 2015 respectively.

(12)	Includes 2,331,398 shares of common stock, 8,835,000 shares of common stock that the directors and officers have the right to acquire upon the exercise of options and 50,000 shares of common stock that the directors and officers have the right to acquire upon exercise of warrants.

(13)

Based solely on a Schedule 13D/A filed by Tradewinds Investment Management, L.P. and related entities on April 10, 2014.The address for these stockholders is c/o Tradewinds Investment Management, L.P. Three Harbor Drive, Suite 213, Sausalito, California 94965.

(14)	Includes 9,828,544 shares held by Mr. Williams, 2,597,666 shares that Mr. Williams has the right to acquire upon exercise of warrant, and 5,060,000 shares that Mr. Williams has the right to acquire upon exercise of stock options. Mr. Williams’ beneficial ownership is based solely on publicly available information as filed with the SEC and our company records. In addition, we are aware that according to note and pledge agreements dated June 26, 2009, December 16, 2010 and December 19, 2012, Mr. Williams pledged a total of 8,327,468 shares of our common stock under the notes. The status of Mr. Williams’ beneficial ownership of our securities is currently being reviewed.

(15)	Based solely on the reporting person’s Schedule 13G/A filed on February 18, 2014, reflecting 13,570,000 shares for which Mr. McKeon has sole voting or dispositive power. The address for this stockholder, as set forth in the Schedule 13G/A, is 15A, Golf Village, Key Largo, FL 33037.

(16)	Based solely on the reporting persons 13G filed on January 30, 2014, reflecting 9,588,850 shares for which BlackRock, Inc. has sole vesting or dispositive power. The address for the stockholder is 40 East 52nd Street, New York, New York 10022.

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

Subsequent to December 31, 2013 we issued a combination of 3,523,052 in stock and stock option grants. As a result, the number of securities remaining available under the plans at April 11, 2014 is 7,119,274. This amounts reflects an adjustment for the number of shares that would be issued to our company’s CEO and President under performance based grants totaling an aggregate value of $3,750,000  at the time of award, calculated using our company’s Nasdaq market closing price of $0.77 at April 11, 2014.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Our company is the licensee under a license agreement, or License Agreement, with Regent Court Technologies, LLC, of which Jonnie R. Williams, Sr., our company’s former CEO, and Francis E. O’Donnell, Jr., M.D., the beneficiary of the O’Donnell Trust, are the owners. The License Agreement provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to our company, with the right to grant sublicenses, to make, use and sell tobacco and products containing tobacco under the licensor’s patent rights and know-how relating to the processes for curing tobacco so as to significantly prevent the formation of certain toxic carcinogens present in tobacco and tobacco smoke, namely Tobacco Specific Nitrosamines, and to develop products containing such tobacco, whether such patent rights and know-how are now in existence or hereinafter developed. Our company is obligated to pay to Regent Court a royalty of 2% on all net sales of products by us and any affiliated sub-licensees, and 6% on all fees and royalties received by us from unaffiliated sub-licensees, less any related research and development costs incurred by our company. The License Agreement expires with the expiration of the last of any applicable patents. Thirteen United States patents have been issued, and additional patent applications are pending. To date, our company has paid no royalties under the License Agreement. The License Agreement may be terminated by our company upon thirty days written notice or by Regent Court if there is a default in paying royalties or a material breach by our company or the purchase of our company’s stock or assets.

Effective September 1, 2008, we entered into an agreement for our company’s use of an aircraft owned by Starwood Aviation, a Company that is owned solely by Mr. Williams. Under this agreement, we agreed to pay an hourly rate for the use of the aircraft of approximately $3,970 each month until the monthly fixed rental cost for the aircraft of approximately $51,000 has been met. If the aircraft was used beyond the monthly fixed cost, we were required to pay an hourly rate of approximately $1,200 to cover related costs. In accordance with our company’s related party transaction policy, the agreement with Starwood Aviation was recommended for approval to the Board of Directors by our company’s Audit Committee, and it was approved by the Board of Directors at a meeting held on October 6, 2008. As of May 5, 2010, the agreement with Starwood Aviation was amended to clarify the types of items that would be included as “out of pocket” expenses and to recognize that certain costs, such as for fuel, would be variable depending on the actual cost of the item at the time of use. In 2013 Starwood Aviation purchased another aircraft which was used by the Company and provided access to another plane that was used by our Company in 2013. In November 2013 the Audit Committee reviewed and approved aircraft expenses for 2013 incurred through Starwood Aviation that were billed at cost and approved a new aircraft reimbursement policy. Payments made by our company to Starwood Aviation were $1.1 million in 2013, $1.9 million in 2012, and $2.0 million in 2011.

On March 9, 2010, Mr. Williams purchased 2,371,541 shares of our common stock at a price of $1.14 per share and, for a price of $0.125 per share, purchased a warrant for an equal number of warrant shares at an exercise price of $1.50 per share and on November 5, 2010, Mr. Williams purchased 717,220 shares of our common stock at a price of $1.80 per share and, for a price of $0.125 per share, purchased a warrant for an equal number of warrant shares at an exercise price of $1.80 per share. On November 5, 2010, Messrs. Chayet, Haynes and Perito purchased 2,000, 10,000 and 50,000 shares, respectively, of our common stock at a price of $1.80 per share and, for a price of $0.125 per share, purchased a warrant for an equal number of warrant shares at an exercise price of $1.80 per share. In accordance with our company’s related party transaction policy, Mr. Williams’ intention to purchase shares and warrant shares of our company’s stock was considered by the Audit Committee at meetings held on March 9, 2010 and November 5, 2010, respectively, and was approved by the Audit Committee and the Board of Directors on those dates. The purchase of shares by Messrs. Chayet, Haynes and Perito also was approved by the Audit Committee at the meeting held on November 5, 2010. On November 14, 2012, Mr. Williams exercised 1,000,000 warrant shares at the granted exercise price of $1.50 per share of the warrants that were issued on March 9, 2010, as part of a stock purchase transaction on the same date.

Roskamp Institute and related entities

The Roskamp Institute is a private medical research organization in Sarasota, Florida whose stated purpose is understanding causes of and finding cures for neuropsychiatric and neurodegenerative disorders and addictions. In 2010 and 2011, respectively, Robert G. Roskamp, the founder of the Roskamp Institute, purchased from us for cash, (i) 769,230 shares of our common stock and warrants to purchase an additional 769,230 shares at an exercise price of $1.50 per share, and (ii) 254,452 shares and warrants to purchase an additional 254,452 shares at an exercise price of $4.00 per share. We have entered into a Research and Royalty Agreement with an affiliate of the Roskamp Institute pursuant to which we pay royalties of 5% of Anatabloc® sales to this affiliate (such royalties being equal to $431, $301 and $50 thousand for the years 2013, 2012 and 2011, respectively). During the same three year period the Company has paid research related fees of $0.9, $1.2 and $1.1 million to the Roskamp Institute.

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

Our Board of Directors, in applying the above-referenced standards, has affirmatively determined that our current independent directors are: Messrs. Dent, Sensenbrenner and Wilson. As part of the Board of Director’s process in making such determination, each such director has provided responses to questionnaires confirming that (i) all of the above-cited objective criteria for independence are satisfied and (ii) he has no other relationship that could interfere with his ability to exercise independent judgment.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the following audit services, provided by Cherry Bekaert LLP in 2013. Consistent with the Audit Committee’s responsibility for engaging our company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year. Pursuant to these procedures, the Audit Committee approved the following audit services provided by Cherry Bekaert LLP:

Audit Fees:

Cherry Bekaert LLP billed our company $183 thousand for professional services for the audits of our company’s annual consolidated financial statements and the effectiveness of internal control over financial reporting for the year ended December 31, 2013, the reviews of the interim financial statements included in our company’s Forms 10-Q filed during the fiscal year ended December 31, 2013, and other required Securities Act filings.

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

Audit-Related Fees:

None.

Tax Fees:

Cherry Bekaert LLP billed our company $72 thousand for services related to tax compliance (federal and state tax reporting and tax planning) in 2013.

Cherry Bekaert LLP billed our company $22 thousand for services related to tax compliance (federal and state tax reporting, tax planning and tax consulting services in in 2012.

Any Other Fees:

None.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

1. Consolidated Financial Statements

Our financial statement (and related notes) were contained in the Original 10-K Filing. Please refer to the Original 10-K Filing.

(b) Exhibits.

An index to exhibits has been filed as part of this Report beginning on page 31 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

By:	/s/ Michael J. Mullan

Chief Executive Officer

Date: April 30, 2014

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

