Form 10-Q
period 2014-03-31
STAR SCIENTIFIC INC
filed 2014-05-12
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑

As of May 1, 2014, 181,859,940 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives , including the continued development and market acceptance of our nutraceutical products, the effect of any competitive products, our ability to license and protect our intellectual property, our ability to raise additional capital in the future that is necessary to maintain our business, changes in government policy and/or regulation, potential litigation by or against us, any governmental review of our products or practices, and the outcome of the ongoing investigations discussed herein. Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2013.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in “Item 1A. Risk Factors” herein and in our Annual Report on Form10-K for the year ended December 31, 2013 in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,379	$3,881
Receivable from sale of licensing rights	9	18
Note receivable-short term	69	66
Inventories, net	3,348	3,473
Prepaid expenses and other current assets	1,164	1,575
Total current assets	12,969	9,013
Property, plant and equipment, net	373	399
Intangible assets, net of accumulated amortization	454	472
Note receivable long-term	500	517
MSA escrow funds	482	482
Assets held for sale of discontinued operations	69	69
Total assets	$14,847	$10,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,725	$2,082
Accrued expenses	3,093	1,812
Due to stockholder	50	50
Current liabilities of discontinued operations	4	29
Total current liabilities	4,872	3,973
Total liabilities	4,872	3,973
Commitments and contingencies (note 6)	-	-
Stockholders’ equity:
Common stock (A)	18	17
Additional paid-in capital	284,152	271,327
Accumulated deficit	(274,195)	(264,365)
Total stockholders’ equity (B)	9,975	6,979
Total liabilities and stockholders’ equity	$14,847	$10,952

____________

(A)	$0.0001 par value per share, 213,500,000 shares authorized, 181,859,940 and 172,384,178 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.
(B)	Class A, convertible, $.01 par value, 4,000 shares authorized, no shares issued or outstanding; Series B, convertible; $.01 par value 15,000 shares authorized, no shares issued or outstanding.

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except share and per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Net sales	$1,123	$2,507
Less:
Product cost of goods sold	457	1,385
Gross profit	666	1,122
Operating expenses:
Sales and marketing	825	3,149
General and administrative	8,949	4,797
Research and development	715	1,397
Total operating expenses	10,489	9,343
Operating loss from operations	(9,823)	(8,221)
Other income (expense), net	(7)	(2)
Loss from operations before income taxes	(9,830)	(8,223)
Income tax benefit (expense)	-	-
Net loss	$(9,830)	$(8,223)
Net loss (basic and diluted) per common share	$(0.06)	$(0.05)
Weighted average shares outstanding, basic and diluted	174,317,653	166,485,724

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

($ and share data in thousands)

	Common stock		Additional Paid-In	Accumulated
	Shares (A)	Amount	Capital	Deficit	Total
Balances, December 31, 2013	172,369	$17	$271,327	$(264,365)	$6,979
Stock issuance	5,100	1	5,112	-	5,113
Warrant and option exercise	4,168	-	4,168	-	4,168
Stock-based compensation	223	-	3,545	-	3,545
Net Loss	-	-	-	(9,830)	(9,830)
Balances, March 31, 2014 (unaudited)	181,860	$18	$284,152	$(274,195)	$9,975

(A)	In January 2014, an immaterial number of shares (15,230 shares) were reclassified from outstanding to available for issuance. The outstanding shares at December 31, 2013 were revised to account for the share reclass

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(9,830)	$(8,223)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	43	83
Provision for inventory obsolescence	(1)	5
Stock-based compensation	5,232	1,003
Increase (decrease) in cash resulting from changes in:
Current assets	552	134
Current liabilities	(763)	992
Net cash flows used in operating activities	(4,767)	(6,006)
Investing activities:
Proceeds from sale of licensing rights	9	8
Net cash flows from (used in) investing activities	9	8
Financing activities:
Proceeds from issuance of common stock	5,113	-
Proceeds from stock option and warrant exercise	4,168	30
Payments on long-term debt	-	(5)
Net cash flows from financing activities	9,281	25
Increase (decrease) in cash and cash equivalents from continuing operations	4,523	(5,973)
Cash flows used in discontinued operations:
Net cash flows used in operating activities	(25)	(1,038)
Net cash flows used in investing activities	-	-
Net cash flows from financing activities	-	-
Net cash flows from discontinued operations	(25)	(1,038)
Increase (decrease) in cash and cash equivalents	4,498	(7,011)
Cash and cash equivalents, beginning of period	3,881	23,121
Cash and cash equivalents, end of period	$8,379	$16,110

See notes to condensed consolidated financial statements.

STAR SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2013, 2012, and 2011 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission, or SEC, on March 17, 2014 (the “Annual Report”).

2.	Liquidity and managements’ plans:

The Company has been operating at a loss for the past eleven years. Star Scientific’s future prospects will depend on its ability to transition into the area of drug development, and the distribution and consumer acceptance of its products and line extensions of those products. In the long term, the Company expects that its revenues will shift to be more dependent on the ability to successfully implement its drug development program, but it has no drug products in advance development as of this date. The Company has considerable intellectual property related to the low-TSNA (as defined below) curing methodology and dissolvable tobacco products, which it intends to pursue through licensing agreements in exchange for royalties or other payments.

Star Scientific introduced Anatabloc®, its dietary supplement for anti-inflammatory support, in August 2011 through an interactive website and a customer service center. Since the introduction of Anatabloc ®, the Company’s revenues have been derived almost exclusively from the sale of this product. Future sales of the Company’s dietary supplements will be dependent on it resolving issues with the Federal Drug Administration “FDA” relating to the status of its Anatabloc ® and CigRx ® products and any other developments with respect to the status of those products, given the fact that the Company has limited the marketing and advertising of its dietary supplements following receipt of the FDA warning letter in December 2013.

On March 12, 2014, the Company entered into a series of equity and financing transactions that resulted in gross cash proceeds to it of approximately $9.3 million and cash availability under a credit facility of approximately $5.8 million, for total available funds of $15.1 million. Under one of its transactions, holders of previously held warrants with strike prices ranging from $1.50 to $2.00 agreed to immediately exercise an aggregate of 4.2 million warrants at a reduced strike price of $1.00 per share. The investors also were issued new warrants for an equal number of shares that have a term of seven years and a strike price of $1.00 per share. This transaction resulted in proceeds of approximately $4.2 million. Under another transaction the Company sold 5.1 million shares with matching warrants to purchase another 5.1 million shares to other investors at a purchase price of $1.00 for each share and its matching warrant. This transaction resulted in proceeds to us of $5.1 million. Finally, the Company entered into a credit facility with another investor under which that investor agreed to loan it up to $5.8 million. The credit facility provides for an interest rate of 3% on any funds drawn by the Company. It also provides the lender with the option to convert any loan amount to a unit consisting of a share of the Company’s common stock and a matching seven-year warrant at a conversion price of $1.00 per unit.

While the Company may seek to obtain funds in the future through other financing arrangements, there is no guarantee that these efforts would be successful or commercially feasible given its continued operating losses. Moreover, the Company’s ability to raise future funds on terms acceptable to it (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of the Company’s stock price and its operational performance. Any equity financing will be dilutive to the Company’s existing shareholders.

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

On December 14, 2012, the Company’s Board of Directors (the “Board”) voted unanimously to discontinue the manufacturing, distribution and sale of the Company’s dissolvable smokeless tobacco products, Ariva ® and Stonewall Hard Snuff ® as of December 31, 2012. The Board was motivated to take this action in light of the continued losses and low sales for its dissolvable tobacco products over the several years preceding this decision. It was also motivated by the fact that restrictions under the Family Smoking Prevention and Tobacco Control Act which prohibit a company from making any statements about the comparative safety of various types of tobacco products made it extremely difficult to effectively market its dissolvable tobacco products, notwithstanding that they represented a meaningful alternative to cigarettes and traditional smokeless tobacco products. The Board’s action was further influenced by the fact that continuing to manufacture dissolvable tobacco products had a negative impact on its ability to interest leading research centers in undertaking clinical research related to its anatabine compound and its potential for providing support in managing excessive inflammation.

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

The Company incurred severance costs in the form of salary continuation payments and continued health benefit costs under COBRA of approximately $829,000, for employees transitioning from Star Tobacco (the subsidiary that was responsible for the Company’s smokeless tobacco operations). In addition, the Company issued stock awards under the Company’s 2008 Incentive Award Plan in the aggregate amount of 330,000 shares to those employees transitioning from Star Tobacco, in recognition of their long-time service to the Company. The stock awards had a total fair value of approximately $1.1 million as well as a gross up charge for taxes of approximately $0.8 million. The total cost in connection with the discontinuance of the Company’s dissolvable tobacco business was approximately $3.1 million consisting of cash and non-cash items and was recorded in the fourth quarter of 2012.

Assets and liabilities of the discontinued operations consisted of the following as of:

$ thousand	March 31, 2014	December 31, 2013
Current assets:
Accounts receivable, trade	$-	$-
Assets held for sale	69	69
Total assets	$69	$69

Current liabilities:
Accrued expenses	$4	$29
Total current liabilities	$4	$29

The Company owns the manufacturing equipment located at its dissolvable tobacco manufacturing facility in Chase City, Virginia which is being held for sale as a result of the Company’s decision to exit the dissolvable tobacco business as of December 31, 2012.

4.	Inventories:

Inventories consisted of the following as of:

$ thousands	March 31, 2014	December 31, 2013
Raw materials	$1,619	$1,457
Packaging materials	1,372	1,374
Work in process	67	67
Finished goods	1,697	1,983
	4,755	4,881
Obsolescence allowance	(1,407)	(1,408)
	$3,348	$3,473

5.	Stockholders’ Equity:

Stock Option Plans:

Prior to 2008 the Company adopted a 1998 Stock Option Plan, and a 2000 Equity Incentive Plan, and in September 2008 it adopted a 2008 Incentive Award Plan (collectively the “Plans”). The Plans provide for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. In the aggregate the Plans provide for grants of both qualified and non-qualified stock options to purchase up to 43,200,000 shares at a purchase price equal to the fair market value on the date of grant in the case of qualified options granted to employees.

On January 2, 2014, the Company issued 3,000,000 stock options with an exercise price of $1.16 to Dr. Michael J. Mullan, the Company’s Chairman and CEO, pursuant to his employment contract. On January 3, 2014, the Company granted awards of 223,052 shares that vested immediately with a share price of $1.02 per share to two of its brand ambassadors pursuant to their agreements with the Company to promote its dietary supplement and cosmetic products. On February 2, 2014, the Company issued 100,000 and 150,000 stock options with an exercise price of $1.30 and $2.00, respectively, and issued 50,000 shares of stock to the Company’s Vice President of Corporate Development and Strategy at the time he joined the Company.

At March 31, 2014, there were 25,335,000 options issued and outstanding with a weighted average exercise price of $2.14 per share.

A summary of the status of the Company’s unvested stock options at March 31, 2014, and changes during the quarter then ended, is presented below.

Non-Vested Stock Options	Shares	Weighted Average Grant-Date Fair Value
Non-Vested at December 31, 2013	4,710,000	$0.95
Granted	3,250,000	0.85
Vested	-	-
Forfeited	(60,000)	(1.41)
Non-Vested at March 31, 2014	7,900,000	$0.90

As of March 31, 2014, there was $6.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements under the Plans.

During the three months ended March 31, 2014, no stock options were exercised.

The outstanding stock options as of March 31, 2014 had no intrinsic value.

Warrant activity:

During the three months ended March 31, 2014, 4.2 million warrants were exercised resulting in gross proceeds to the Company of $4.2 million. There was no aggregate intrinsic value of the warrants exercised.

During the three months ended March 31, 2014, 9.2 million warrants with a strike price of $1.00 were issued as a part of the financing described in Note 2.

As of March 31, 2014, the Company had 15,587,580 warrants outstanding with a weighted average exercise price of $1.29 per share. The intrinsic value of the exercisable warrants at March 31, 2014 was zero.

Net Loss Basic and Diluted Per Common Share:

Due to the Company’s net losses, basic and diluted loss per share was $(0.06) and $(0.05) for the three months ended March 31, 2014 and 2013, respectively. An aggregate of 40,922,580 at March 31, 2014 and 34,012,501 at March 31, 2013 of stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.

6.	Commitments, Contingencies and Other Matters:

Class Action Lawsuits

Three individuals, Francis J. Reuter, Charles Boravian and Marty Cole, filed separate similar purported class actions on behalf of putative classes of persons or entities collectively encompassing those who purchased or otherwise acquired shares of the Company’s common stock between October 31, 2011 and March 18, 2013. The first action was filed on or about March 25, 2013 in the United States District Court for the Eastern District of Virginia, Francis J. Reuter v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00183-JAG (the “Reuter Action”). The Reuter Action named as defendants the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of the Company’s current or former officers and/or employees. The second action was filed on or about March 26, 2013 in the United States District Court for the District of Massachusetts, Boravian v. Star Scientific, Inc. et al. D. Mass. 13-1-695-DJC (the “Boravian Action”). The Boravian Action named as defendants the Company and Jonnie R. Williams, Sr. and was voluntarily dismissed by the plaintiff. The third action was filed on or about May 7, 2013 in the United States District Court for the Eastern District of Virginia, Cole v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00287-JAG (the “Cole Action”).  The Cole Action named as defendants, the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of its officers and employees. In general, the complaints collectively allege that the Company and the individual defendants violated Section 10(b) under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as related to statements made regarding its past and future prospects and certain scientific data relating to its products, as well as related to unspecified private placements and related party transactions engaged in since 2006.  The Reuter Action and the Cole Action have been consolidated and a lead plaintiff was appointed by the Court in the consolidated cases on June 21, 2013. Pursuant to a joint scheduling order in place in these cases, plaintiff filed a consolidated operative complaint on September 5, 2013 and defendants filed a motion to dismiss the consolidated operative complaint on October 25, 2013. Following full briefing and argument on January 7, 2014, the Court indicated that it would not grant the motion at that time and would allow the case to proceed to discovery, but ordered additional briefing.  Also the Court entered a scheduling order for discovery and an order directing the parties to participate in mediation before a Magistrate Judge. Defendants thereafter filed answers.  Subsequently, the United States on January 28, 2014 moved to stay discovery in the case pending the completion or other disposition of the criminal trial of former Governor McDonnell and his wife. That motion was granted by the Court on January 28, 2014. On February 12, 2014, the Court granted a joint motion by the parties to stay all deadlines other than a court sponsored mediation session and the issuance of the Court's opinion on the motion to dismiss. On March 11, 2014, Defendants filed a motion for leave to submit new authority in support of their motion to dismiss. On March 13, 2014, the Court granted Defendants’ motion and ordered the submission of additional supplemental briefs by the parties. Those briefs were filed on March 19, 2014 and March 26, 2014. The Company intends to continue to defend vigorously these claims. However, at this time, it cannot predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the consolidated financial statements.

Shareholder Derivative Lawsuits

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

The third derivative action, Harold Z. Levine v. Jonnie R. Williams, et. al., was filed on July 8, 2013, in the Circuit Court for the City of Richmond and the fourth case, Louis Lim v. Christopher C. Chapman, et. al., was filed in the Circuit Court for Henrico County on July 11, 2013. In general, the complaints collectively allege that the Company’s Directors and Officers breached their fiduciary duties by causing the Company to issue false and misleading statements regarding its past and future prospects and certain scientific data relating to its products, as well as engaging in certain unspecified private placements and related party transactions since 2006.  On July 1, 2013 and August 1, 2013, stipulations were filed in each of the state court actions which would stay the period for defendants to respond to the complaints until a date established in an agreed upon schedule is in place or until forty days after the parties advise the court that they are unable to reach an agreement on such a schedule.  The Company intends to vigorously defend against these claims.  However, at this time, it cannot predict the probable outcome of these claims.  Accordingly, no amounts have been accrued in the consolidated financial statements.

Demands for Inspection of Books and Records and for Investigation

Two individuals, Bruce A. Welker and Michael Weber, have written to the Company requesting that it produce various books and records pursuant to Delaware Code Section 220.  Mr. Welker’s letter was dated May 31, 2013 and the letter sent on behalf of Mr. Weber was dated June 5, 2013.  The Company has responded by letter to these demands, has been in subsequent communication with counsel regarding the demands, and has produced certain documents to the shareholders.  One individual, Steven Segall, has written to the Company’s Board of Directors and demanded that the Board investigate certain claims and take appropriate remedial action in response to alleged wrongdoing that took place between 2010 and 2013.  The Company advised Mr. Segall that the Board of Directors would review the issues raised in his demand letter and further respond once that review was complete.  Following a full review by a Committee of Independent Directors, assisted by separate outside counsel, the Board upon recommendation of the Committee determined that Mr. Segall’s demand should be refused pending the outcome of related securities litigation and directed that this decision be communicated to counsel for Mr. Segall.

FDA Warning Letter

On December 24, 2013, the Company received a Warning Letter, from the FDA regarding its CigRx® and Anatabloc® dietary supplements.  In the letter the FDA asserted that CigRx® and Anatabloc® were not properly marketed as dietary supplements, since the Company had not filed a New Dietary Ingredient Notification for anatabine as a dietary ingredient prior to the introduction of its dietary supplements.  The FDA also claimed that certain materials on the Company’s websites, including published research articles, contained drug claims for Anatabloc®.  The Company responded to the Letter on January 31, 2014, contesting the FDA’s position with respect to the status of the Company’s dietary supplements and noting that it had voluntarily removed from its websites, materials objected to by the FDA.  The Company is currently communicating with the FDA in an effort to reach an amicable resolution of the issues asserted in the Warning Letter.

Consumer Class Action

On January 27, 2014, Howard T. Baldwin filed a purported class action naming the Company, Rock Creek and GNC Holding, Inc., or GNC, as defendants.  The case was filed in the United States District Court for the Northern District of Illinois.  Generally, the complaint alleges that claims made for the Company’s Anatabloc® product have not been proven and that individuals purchased the product based on alleged misstatements regarding characteristics, uses, benefits, quality and intended purposes of the product.  The complaint purports to allege claims for violation of state consumer protection laws, breach of express and implied warranties and unjust enrichment.  The Company has agreed to indemnify and defend GNC pursuant to the terms of the purchasing agreement between Rock Creek and GNC. Consistent with that commitment, the Company has agreed to assume the defense of this matter on its own behalf as well as on behalf of GNC. The defendants filed a motion to dismiss the complaint on March 24, 2014 and plaintiff filed his response in opposition on April 21, 2014. The defendants have until May 12, 2014 to file their reply memorandum in support of their motion. The Court has scheduled the motion for oral argument on May 15, 2014. The Company intends to vigorously defend against these claims.  However, at the present time, it cannot predict the possible outcome of these claims.  Accordingly, no amount has been accrued in the consolidated financial statements.

Commitments

The Company had purchase order and other operating supply commitments totaling $1.3 million as of March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (or SEC) on March 17, 2014 and which was amended by the filing of Amendment No. 1 to that Form 10-K on April 30, 2014 (collectively, our “2013 10-K”). In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Overview

 Corporate Transition, Leadership and Operational Changes

Prior to the corporate transition in December 2013, our business strategy focused on:

1)	selling nutraceutical dietary supplements that provide anti-inflammatory support and decrease the urge to smoke

2)	selling a line of cosmetic products

3)	pursuing ongoing research and development by Rock Creek of related dietary supplements and pharmaceutical products, and

4)	to a much lesser degree seeking to license our low-TSNA curing technology and related products.

In late 2013, our senior management and Board of Directors determined to undertake certain significant corporate changes in order to better take advantage of the potential opportunities in the area of pharmaceutical products, including the development of products approved by the U.S. Food and Drug Administration (the “FDA”).  In December 2013, our stockholders approved various matters necessary to effect the corporate transition.  As part of the corporate transition, Michael J. Mullan, MBBS (MD), PhD was appointed to serve as our Chief Executive Officer and as Chairman of our Board of Directors, and Christopher C. Chapman, MD was appointed to serve as our President.  In addition to these significant management changes, our stockholders elected a new Board of Directors consisting of five new directors (including Dr. Mullan) and one existing director (Dr. Chapman).

The corporate transition was driven, in large part, by our belief that our company has evolved such that, from an operational standpoint, it is in our best interest to focus more on pharmaceutical products because there is potential for greater revenue growth through pharmaceutical product sales (for various reasons, including market acceptance of FDA-approved pharmaceutical products, the ability to market such products on a broader scale and recent Anatabloc® research in support of the feasibility of pursuing FDA applications).  Drs. Mullan and Chapman have extensive experience in the commercial aspects of the development, approval process and marketing of pharmaceutical products.  Additionally, in connection with this corporate transition, we will be required to generate the appropriate preclinical and clinical data needed for Investigational New Drug (“IND”) applications related to pharmaceutical products. Drs. Mullan and Chapman are highly experienced in this area as well. Dr. Chapman has extensive experience with the IND process that will be invaluable in implementing part of the Company’s strategy going forward. Further, Dr. Mullan has strong scientific credentials that will be necessary to generate the information for the IND process as well as experience interacting with applicable scientific consultants and others with respect to the IND process.

As part of our corporate transition we are consolidating offices and moving functions to a new corporate headquarters in Sarasota, Florida. Our company’s Compensation Committee has approved a severance plan for employees whose positions will not be continued as a result of this transition.  Also as part of our transition, our former Chief Executive Officer, Jonnie R. Williams, Sr. and our former President and Chief Operating Officer, Paul L. Perito, resigned from their prior positions with the Company and assumed the role of a non-executive employee, in the case of Mr. Williams, and the role of Vice President and Senior Counsel, Legal and Regulatory Affairs, in the case of Mr. Perito.  We anticipate that, as part of our transition, our company will enter into separate severance arrangements with Messrs. Perito and Williams.

Our Company and Products

In recent years, we have engaged primarily in the sale of nutraceutical dietary supplements and related cosmetic products, and pursuing ongoing research and development by our subsidiary, Rock Creek, of related dietary supplements and pharmaceutical products.  We continue to operate our nutraceutical supplement and cosmetic lines of business and have been evaluating this aspect of our business in light of our corporate transition and the matters raised in a warning letter we recently received from the FDA regarding our CigRx® and Anatabloc® dietary supplements (discussed below). However, we also expect that, by leveraging the underlying science and clinical data accumulated by us in relation to our existing products, we will focus our operations on the research and development of drug candidates.  We expect much of these research and development efforts will initially focus on developing our anatabine compound as a potential drug candidate.

We historically have focused on utilizing certain alkaloids found in the Solanacea family of plants, which includes potatoes, tomatoes, and eggplants, initially to address issues related to the desire to smoke or use other traditional tobacco products. More recently, we have concentrated on the anti-inflammatory aspects of one of those alkaloids, anatabine.   Currently, Rock Creek manufactures and sells two nutraceutical dietary supplements: Anatabloc®, for anti-inflammatory support, and CigRx®, for assistance in fighting the urge to smoke cigarettes. Rock Creek also has been involved in the development of a cosmetic line of products that utilizes our anatabine compound to improve the appearance of the skin. We introduced Anatabloc® Facial Crème in September 2012 and related line extensions in 2013.  Since the introduction of Anatabloc®, our revenues have been derived almost exclusively from the sale of our anatabine based nutraceutical products and, more particularly, Anatabloc ®.  We do not expect to recognize any revenues related to our drug development initiatives for the foreseeable future.

Prospects for Our Operations

General Overview of Operations and Current Financial Condition

The recurring losses generated by our business continue to impose significant demands on our liquidity. Our future prospects will be highly dependent on our ability to successfully implement our current strategy to better take advantage of the potential opportunities in the area of pharmaceutical products, including the development of products approved by the FDA.  Our ability to appropriately scale our sales and marketing expenses for these products, manage overall operating expenses, as well as raise additional capital necessary to support our operations, will be key to future operations and financial condition (particularly given the capital intensive nature of drug development).  Sales of Anatabloc® were responsible for virtually all of our dietary supplement revenue during the three months ended March 31, 2014 and 2013. We do not expect to generate revenue from the sale of pharmaceutical products in the near term, given the long timeframe for approval of these products.  We have and will continue to seek to generate revenues through royalties from the patented tobacco curing process with respect to which we are the exclusive licensee and for our related products, but royalty revenues have been insignificant to date.

We recognized net revenue of approximately $1.1 million for three months ended March 31, 2014 and a loss from continuing operations of approximately $(9.8) million. The recurring losses generated by our operations continue to impose significant demands on our company’s liquidity.  As of March 31, 2014, we had approximately $8.1 million of working capital, of which approximately $8.4 million was cash and cash equivalents. On March 12, 2014, we entered into a series of equity and financing transactions that resulted in gross cash proceeds to us of approximately $9.3 million and a credit facility of $5.8 million, for total funds available of $15.1 million. For a discussion of this financing transaction, see Note 2 “Liquidity and Managements’ Plans” of the condensed consolidated financial statements included in this Report.  We currently believe that, after giving effect to this transaction, we have sufficient funding to support our operations through the first quarter of 2015.  However, there are factors that could make it necessary for us to seek to raise additional capital before that time, and there is no assurance that we will be successful in obtaining funding on commercially favorable terms, if at all. For a discussion of these factors, see “Liquidity and Capital Resources,” below.

Regulatory Hurdles; IND Process

The drug development business is highly regulated, and will require us to file an IND application related to any new pharmaceutical products we intend to introduce.  While we intend to file an IND application during the second quarter of 2014, the filing of the IND could be delayed if there is difficulty in assembling scientific data necessary to support the IND application.  In addition, there can be no assurance that, once we file, an IND application the FDA will not impose a regulatory hold on the initiation of clinical trials, if it believes that the data supporting the IND is insufficient.

In addition, we intend to file a Clinical Trial application (“CTA”) by the end of the second quarter of 2014 in the United Kingdom.

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

We incurred substantial legal expenses in connection with the government and internal investigations discussed above in 2013, although those expenses declined significantly later in 2013 as the USAO investigation with respect to our company neared completion.  However, we expect to continue to incur additional legal expenses in 2014 in connection with the USAO investigation which has resulted in the indictment against former Governor Robert McDonnell and his wife, Maureen McDonnell. We also expect to continue to incur legal expenses (and related cash demands) in connection with the civil actions and other matters discussed under “Part II- Legal Proceedings” of this Report and such expenses and cash demands relating to those matters may be material.  We expect that much of the cost related to the ongoing securities class action and derivative actions discussed in Part II of this report will be covered by insurance, but cannot provide any assurances with respect to the outcome of the pending actions, or action yet to arise, including that such claims will not exceed the limits of our insurance policies.

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

In 2009, Rock Creek developed a non-nicotine, non-tobacco nutraceutical, CigRx® , that is intended to temporarily reduce the desire to smoke. We continue to market this product on our interactive website and through limited retail distribution.  Consistent with the transition of our company’s focus, we anticipate concentrating more of our effort in the future on the development of pharmaceutical products with clinical claims, as well as pharmaceutical products for the treatment of a range of conditions, including Alzheimer’s disease, Parkinson’s disease, multiple sclerosis, schizophrenia, depression and Hashimoto's autoimmune thyroiditis.

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

Research Related to Our Dietary Supplements and Cosmetic Products.  Since 2011, Rock Creek, the Roskamp Institute and researchers at Johns Hopkins University, have completed and reported on a number of studies designed to assess the ability of our anatabine compound to lower chronic inflammation in a variety of pre-clinical (non-human) and clinical (human) settings. For a description of our relationship with the Roskamp Institute, see “Item 1. Business - Our Current Product Development Initiatives-Our Relationship with the Roskamp Institute” in our 2013 10-K. One study conducted by the Roskamp Institute and reported in The European Journal of Pharmacology  showed that anatabine lowered levels of amyloid production both in the test tube and when administered to mice vulnerable to accumulation of amyloid which, at excessive levels, damages brain tissue.  A second manuscript written by the same researchers and published online in The European Journal of Pharmacology in 2012 and in manuscript form in January 2013, further characterized the anti-inflammatory effects of anatabine in several types of animal tissues, in human cells, and in human whole blood. The Roskamp Institute also presented results of pre-clinical studies of anatabine in mouse models of multiple sclerosis, traumatic brain injury, and Alzheimer’s disease at the Neuroscience 2012 conference held in New Orleans in October 2012.  In January 2013, the results of the animal multiple sclerosis study were published in PLoS One under the title “Amelioration of Experimental Autoimmune Encephalomyelitis by Anatabine.”  Further, a pre-clinical investigator-initiated and independently funded study from Johns Hopkins that examined the effect of anatabine supplementation in a mouse model of autoimmune thyroiditis was published in September 2012 in an article entitled,  “Anatabine Ameliorates Experimental Autoimmune Thyroiditis” in the Endocrine Society’s journal,  Endocrinology  (Endocrinology. 2012 Sep; 153(9):4580-7).

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

On January 7, 2013, Rock Creek reported initial results for its Thyroid Health Study. Those results suggest that dietary supplementation with anatabine ameliorates the immune system’s targeting of the thyroid gland in cases of autoimmune thyroiditis. On October 31, 2013, the results of the Thyroid Health Study were published on-line in The Journal of Clinical Endocrinology & Metabolism in a peer-reviewed brief report entitled “Anatabine supplementation decreases thyroglobulin antibodies in patients with chronic lymphocytic autoimmune (Hashimoto’s) thyroiditis”.  Also in October 2013, a peer-reviewed article titled, “Effects of Dietary Supplementation with the Solanacea Plant Alkaloid Anatabine on Joint Pain and Stiffness:  Results from an Internet-Based Survey Study", was published in Clinical Medicine Insights: Arthritis and Musculoskeletal Disorders.

The Alzheimer’s study that is being sponsored by Rock Creek and conducted and paid for by the Roskamp Institute began enrolling subjects at the end of August 2012. As of May 1, 2014, 83 subjects had been screened, 62 subjects had been enrolled in the study and 53 subjects had completed the study.  This study has now been suspended pending filing of an IND, but an interim analysis is anticipated which may influence the decision to proceed with this study.  Both the double-blind and open-label portion of the Anatabloc ® Facial Crème study were completed at the end of August 2013.  A total of 109 of the 117 subjects enrolled in the study completed the double-blind portion of the study and 85 of 88 subjects completed the open-label extension. The study report is in preparation, but a first look at the data shows that both the active and placebo treatments produced marked improvements in both investigator and subject-related measures of appearance and severity of conditions.

Federal Regulations of Dietary Supplements, Drug Products and Cosmetics

Under the Food, Drug and Cosmetic Act, the FDA, has authority for reviewing and approving any new drug product prior to its introduction into commerce. The FDA approval process involves, among other things, successfully completing clinical trials under an IND Application and obtaining a premarket approval after filing a New Drug Application (“NDA”). The NDA process requires a company to prove the safety and efficacy of a new drug product to the FDA’s satisfaction. The Dietary Supplement Health and Education Act (the “DSHEA”), provides the FDA with authority over the production and marketing of dietary supplements. In certain cases the DSHEA also requires notification to the FDA before a company begins to market a dietary supplement. The DSHEA does not require prior approval by the FDA for the introduction of dietary supplements into the market, but does require that such products comply with the requirements of the DSHEA prior to and after their introduction into commerce. The FDA also has jurisdiction over cosmetic products and claims made for such products. While premarket approval is not required prior to the marketing of cosmetic products, the ingredients in such products must be recognized as being safe and appropriate for use in cosmetics and the FDA has authority with respect to the labeling, packaging and promotion of such products.

Licensing and Intellectual Property.

Since 2010 we have filed United States patent applications relating to the active ingredient of our dietary supplement products, uses of the products and product formulations.  These included two applications for therapeutic methods involving the administrations of anatabine, its isomers and derivatives thereof for treating chronic inflammation that may be associated with disorders such as thyroiditis, cancer, arthritis, Alzheimer’s disease, and multiple sclerosis, an application for a beverage product containing anatabine or a derivative or salt thereof, an application for our CigRx® formulation and our Anatabloc ® formulation as well as an application for the synthesis of anatabine and an application for a relapse prevention product. It also includes two applications that we filed in 2013 for our Anatabloc ® Facial Crème formulation and for an anatabine based inhaler for smoking cessation. We also filed an application for a design patent relating to the 20-piece container used for our CigRx® and Anatabloc® products and a divisional application for food grade salts of anatabine. On October 15, 2013, the United States Patent and Trademark Office (the “PTO”) issued a patent (Patent No. 8,557,999) to Rock Creek covering anatabine citrate, the active component in our company’s Anatabloc® and CigRx ® products.  In June 2012, the PTO issued a patent to Rock Creek for an improved method of synthesizing anatabine that facilitates large scale commercial production of high purity anatabine. Also, in August 2012, the PTO issued a patent to Rock Creek for an anatabine and yerba mate composition and uses thereof in assisting weight loss and curbing the urge for tobacco. In 2011, the PTO issued a design patent to Rock Creek for the 20-piece dispenser used for our CigRx® and Anatabloc ® products.  In 2014 Rock Creek filed a divisional application with method claims in connection with its prior application for the Anatabloc ® formulation and in lieu of the previously filed application.  We also have several international applications pending that relate to inflammation-mediated disorders, our anatabine and yerba mate composition, our Anatabloc® formulation, a relapse prevention product and the administration of anatabine, its isomers and derivatives thereof generally, and also for autism and seizure indications.

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

Off-Balance Sheet Arrangements

None.

Results of Operations

Our company’s unaudited condensed consolidated results for the three month periods ended March 31, 2014 and 2013 are summarized in the following table:

	Three Months Ended March 31,
$ in thousands (except share and per share data)	2014	2013
Net sales	$1,123	$2,507
Cost of goods sold	457	1,385
Gross profit	666	1,122
Total operating expenses	10,489	9,343
Operating loss from operations	(9,823)	(8,221)
Other income (expense), net	(7)	(2)
Net loss	$(9,830)	$(8,223)
Basic and diluted loss per common share	$(0.06)	$(0.05)
Weighted average shares outstanding	174,317,653	166,485,724

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net Sales. For the three months ended March 31, 2014, net sales (gross sales less cash discounts, product discounts and product return allowance) were $1.1 million compared to $2.5 million during same period in 2013. The decrease of 56% was attributable exclusively to decreased Anatabloc® sales volume. The Company significantly reduced marketing related to Anatabloc® in response to the FDA warning letter received in December 2013.

Gross Profit. We had a gross profit of $0.7 million for the three months ended March 31, 2014 compared to a gross profit of $1.1 million for the same period in 2013. The decreased gross profit is attributable exclusively to the decreased Anatabloc® sales volume discussed above.

Total Operating Expenses. Total operating expenses (comprised of Sales and Marketing, General and Administrative and Research and Development expenses) were approximately $10.5 million for the three months ended March 31, 2014, an increase of approximately $1.2 million, or 12.3%, from approximately $9.3 million for the same period in 2013. General and administrative expenses increased by approximately $4.2 million, and marketing and distribution costs decreased by approximately $2.3 million. Research and development costs decreased by approximately $0.7 million.

Sales and Marketing Expenses. Sales and Marketing expenses were approximately $0.8 million for the three months ended March 31, 2014, a decrease of approximately $2.3 million, or 74.2%, from approximately $3.1 million for the same period in 2013. The decrease in marketing expense was attributable to the reduced promotion of our Anatabloc® dietary supplement in response to the FDA warning letter received in December 2013. We expect our sales and marketing expenses to remain at these lower levels in the near-term, as we await further discussions of this matter with the FDA.

General and Administrative Expenses. General and administrative expenses were approximately $9.0 million for the three months ended March 31, 2014, an increase of approximately $4.2 million, or 86.6%, from approximately $4.8 million for the same period in 2013. For the three months ended March 31, 2014, we had decreased legal expenses of $1.0 million primarily related to our response to subpoenas in the government investigation and our related internal investigation; an increase for non-cash charges of $4.5 million related to stock options issued and the modification of the time to exercise previously issued stock options. We had increases in executive salaries of $0.4 million and increases in administrative salaries of $0.2 due to adding two executives, Dr. Mullan as Chairman and CEO and Dr. Chapman as President. Also the company entered into severance agreements with certain of its employees as part of the office consolidation plan in connection with our corporate transition. In the near term, we expect decreased expenses as we implement our office consolidation plan and other measures to reallocate resources to our drug development plans.

Research and Development Expenses. We expended approximately $0.7 million on research and development in the three months ended March 31, 2014, compared to approximately $1.4 million in the comparable period in 2013. The research and development costs in the three months ended March 31, 2014 were directed principally toward the ongoing product development of Anatabloc® and the IND submission to the FDA. In the three months ended March 31, 2014, we incurred $53 thousand of expense based on the Research and Royalty Agreement with an affiliate of the Roskamp Institute under which we are obligated to pay a royalty of 5% on all Anatabloc ® sales. See Item 1. Business-Our Current Product Development Initiatives-Our Relationship with the Roskamp Institute” in our 2013 10-K for more information relating to the Roskamp Institute.

Other Income and Expense, net. We had interest income of $8 thousand and miscellaneous expense of $15 thousand for the three months ended March 31, 2014, for a net other expense of $7 thousand during the period. For the same period in 2013, we had interest income of $3 thousand and miscellaneous expense of $5 thousand, for a net other expense of $2 thousand.

Net Loss. We had a net loss of approximately $9.8 million for the three months ended March 31, 2014 compared to a net loss of approximately $8.2 million for the same period in 2013. The increased net loss for the three months ended March 31, 2014 was primarily due to increases in stock based compensation costs offset by lower sales and marketing expenses.

At March 31, 2014, we had a basic and diluted loss per share of $(0.06) compared to a basic and diluted loss per share of $(0.05) at March 31, 2013.

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

Since the introduction of Anatabloc®, our revenues have been derived almost entirely from the sales of our anatabine based nutraceutical products and, more particularly, Anatabloc®.  Future sales of our dietary supplements will be dependent on our resolving issues with the FDA relating to the status of our Anatabloc ® and CigRx® products and any other developments with respect to the status of these products, given the fact that we have limited the marketing and advertising of our dietary supplements following our receipt of the FDA warning letter in December 2013.  Our future prospects also will be dependent on our ability to develop pharmaceuticals, particularly given our intent to concentrate more effort and focus on this area as part of our ongoing corporate transition, and on our ability to begin generating income through royalties from the patented tobacco curing process with respect to which we are the exclusive licensee.  We continue to market our CigRx® non-tobacco nutraceutical dietary supplement to reduce the desire to smoke, but sales of CigRx® have been and continue to be insignificant.

On March 12, 2014, we entered into a series of equity and financing transactions that resulted in gross proceeds to our company of approximately $9.3 million and cash availability under a credit facility of $5.8 million, for total funds available of $15.1 million. Under one of the transactions, holders of previously held warrants with strike prices ranging from $1.50 to $2.00 agreed to immediately exercise an aggregate of 4.2 million warrants at a reduced strike price of $1.00 per share.  The investors also were issued new warrants for an equal number of shares that have a term of seven years and a strike price of $1.00 per share.  This transaction resulted in proceeds of approximately $4.2 million.  Under another transaction we sold 5.1 million shares with matching warrants to purchase another 5.1 million shares to other investors at a purchase price of $1.00 for each share and its matching warrant.  This transaction resulted in proceeds to us of $5.1 million. Finally, we entered into a credit facility with another investor under which that investor agreed to loan us up to $5.8 million.  The credit facility provides for an annual interest rate of 3% on any funds drawn by us.  It also provides the lender with the option to convert any loan amount to a unit consisting of a share of our common stock and a matching seven-year warrant at a conversion price of $1.00 per unit.

We currently believe that, after giving effect to these equity and financing transactions, we have sufficient funding to support our operations through the first quarter of 2015.  However, depending upon, among other factors, product sales levels, the results of ongoing product development initiatives and trials, market conditions, increased expenses beyond what we currently budgeted for 2014 (in particular, our operating expenses or increased expenses related to the corporate transition matters), increased costs beyond our forecast, costs associated with the ongoing investigation and civil litigation matters to the extent not covered by insurance, and the price of our common stock, it may be necessary for us to seek additional capital before that time, including through debt financing and additional equity offerings.  There can be no assurance that we will be successful in obtaining such funding at commercially favorable terms, if at all. If we are unable to raise additional capital (including through the exercise of outstanding warrants and stock options and through private placements of our securities, each of which has been a primary source of our financing in the past), our liquidity may be materially adversely affected.  Any equity financing will be dilutive to our existing shareholders.

Corporate Transition Matters

As discussed above, as part of our ongoing corporate transition, we are shifting the focus of our operations to concentrate more on the development of pharmaceutical products, in addition to the maintenance of our nutraceutical and cosmetic lines of business.  The costs and expenses related to the drug development industry may vary significantly from those associated with our nutraceutical supplement and cosmetic lines of business, including costs and expenses related to clinical trials, regulatory compliance and generally bringing to market drug candidates.  These factors, among others, may require us to seek additional capital resources as we move forward with our drug development program on a more expedited basis.

Summary of Balances and Recent Sources and Uses

As of March 31, 2014, we had a working capital surplus of approximately $8.1 million, which included cash of approximately $8.4 million in current assets. We had cash and cash equivalents of approximately $3.9 million at December 31, 2013.

Net Cash From Operating Activities. During the three months ended March 31, 2014, approximately $4.8 million of cash was used in operating activities compared to approximately $6.0 million of cash used in operating activities during the same period in 2013. Cash used in operations was approximately $1.2 million lower during the three months ended March 31, 2014 as compared to the same period in 2013, due primarily to decreases in sales and marketing expenses.

Net Cash From Investing Activities. During the three months ended March 31, 2014, we generated $9 thousand from investing activities, as we continue to receive payments from the sale of licensing rights related to the sale of our cigarette business in 2007.

Net Cash From Financing Activities. During the three months ended March 31, 2014, we generated net cash from financing activities of $9.3 million through the exercise of warrants for $4.2 million and the sale of common stock for gross proceeds of $5.1 million. During the same period in 2013, we generated net cash from financing activities of approximately $25 thousand through the exercise of warrants for $30 thousand partially offset by $5 thousand for long term debt payments.

Net Cash Used in MSA Escrow Payments. Given the fact that we discontinued the sale of cigarettes in June 2007, we do not have any ongoing obligation to make any deposits into escrow. During the three months ended March 31, 2014 and March 31, 2013 we did not make any deposits for the sale of cigarettes in the MSA states.

Cash Demands on Operations

During the three months ended March 31, 2014, we had losses from continuing operations that totaled $(9.8) million. See “Overview” and “Results of Operations” above for a discussion of our increased operating expenses that resulted in increased use of cash during the first quarter of 2014.

Contingent Liabilities and Cash Demands

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

Government Investigation. See the information above under “Investigations and Other Litigation” and in our 2013 10-K under “Risk Factors” related to the ongoing government investigation and our related internal investigation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Disclosure controls and procedures refer to controls and other procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of March 31, 2014, the end of the period covered by this Report, our disclosure controls and procedures were effective.

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

Class Action Lawsuits

Three individuals, Francis J. Reuter, Charles Boravian and Marty Cole, filed separate similar purported class actions on behalf of putative classes of persons or entities collectively encompassing those who purchased or otherwise acquired shares of the Company’s common stock between October 31, 2011 and March 18, 2013. The first action was filed on or about March 25, 2013 in the United States District Court for the Eastern District of Virginia, Francis J. Reuter v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00183-JAG (the “Reuter Action”). The Reuter Action named as defendants the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of the Company’s current or former officers and/or employees. The second action was filed on or about March 26, 2013 in the United States District Court for the District of Massachusetts, Boravian v. Star Scientific, Inc. et al. D. Mass. 13-1-695-DJC (the “Boravian Action”). The Boravian Action named as defendants the Company and Jonnie R. Williams, Sr. and was voluntarily dismissed by the plaintiff. The Third action was filed on or about May 7, 2013 in the United States District Court for the Eastern District of Virginia, Cole v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00287-JAG (the “Cole Action”).  The Cole Action named as defendants, the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc., and certain of its officers and employees. In general, the complaints collectively allege that the Company and the individual defendants violated Section 10(b) under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as related to statements made regarding its past and future prospects and certain scientific data relating to its products, as well as related to unspecified private placements and related party transactions engaged in since 2006.  The Reuter Action and the Cole Action have been consolidated and a lead plaintiff was appointed by the Court in the consolidated cases on June 21, 2013. Pursuant to a joint scheduling order in place in these cases, plaintiff filed a consolidated operative complaint on September 5, 2013 and defendants filed a motion to dismiss the consolidated operative complaint on October 25, 2013. Following full briefing and argument on January 7, 2014, the Court indicated that it would not grant the motion at that time and would allow the case to proceed to discovery, but ordered additional briefing.  Also the Court entered a scheduling order for discovery and an order directing the parties to participate in mediation before a Magistrate Judge. Defendants thereafter filed answers.  Subsequently, the United States on January 28, 2014 moved to stay discovery in the case pending the completion or other disposition of the criminal trial of former Governor McDonnell and his wife. That motion was granted by the Court on January 28, 2014. On February 12, 2014, the Court granted a joint motion by the parties to stay all deadlines other than a court sponsored mediation session and the issuance of the Court's opinion on the motion to dismiss. On March 11, 2014, Defendants filed a motion for leave to submit new authority in support of their motion to dismiss. On March 13, 2014, the Court granted Defendants’ motion and ordered the submission of additional supplemental briefs by the parties. Those briefs were filed on March 19, 2014 and March 26, 2014. The Company intends to continue to defend vigorously these claims. However, at this time, it cannot predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the consolidated financial statements.

Shareholder Derivative Lawsuits

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

The third derivative action, Harold Z. Levine v. Jonnie R. Williams, et. al., was filed on July 8, 2013, in the Circuit Court for the City of Richmond and the fourth case, Louis Lim v. Christopher C. Chapman, et. al., was filed in the Circuit Court for Henrico County on July 11, 2013. In general, the complaints collectively allege that the Company’s Directors and Officers breached their fiduciary duties by causing the Company to issue false and misleading statements regarding its past and future prospects and certain scientific data relating to its products, as well as engaging in certain unspecified private placements and related party transactions since 2006.  On July 1, 2013 and August 1, 2013, stipulations were filed in each of the state court actions which would stay the period for defendants to respond to the complaints until a date established in an agreed upon schedule is in place or until forty days after the parties advise the court that they are unable to reach an agreement on such a schedule.  The Company intends to vigorously defend against these claims.  However, at this time, it cannot predict the probable outcome of these claims.  Accordingly, no amounts have been accrued in the consolidated financial statements.

Demands for Inspection of Books and Records and for Investigation

Two individuals, Bruce A. Welker and Michael Weber, have written to the Company requesting that it produce various books and records pursuant to Delaware Code Section 220.  Mr. Welker’s letter was dated May 31, 2013 and the letter sent on behalf of Mr. Weber was dated June 5, 2013.  The Company has responded by letter to these demands, has been in subsequent communication with counsel regarding the demands, and has produced certain documents to the shareholders.  One individual, Steven Segall, has written to the Company’s Board of Directors and demanded that the Board investigate certain claims and take appropriate remedial action in response to alleged wrongdoing that took place between 2010 and 2013.  The Company advised Mr. Segall that the Board of Directors would review the issues raised in his demand letter and further respond once that review was complete.  Following a full review by a Committee of Independent Directors, assisted by separate outside counsel, the Board upon recommendation of the Committee determined that Mr. Segall’s demand should be refused pending the outcome of related securities litigation and directed that this decision be communicated to counsel for Mr. Segall.

FDA Warning Letter

On December 24, 2013, the Company received a Warning Letter, from the FDA regarding its CigRx® and Anatabloc® dietary supplements.  In the letter the FDA asserted that CigRx® and Anatabloc® were not properly marketed as dietary supplements, since the Company had not filed a New Dietary Ingredient Notification for anatabine as a dietary ingredient prior to the introduction of its dietary supplements.  The FDA also claimed that certain materials on the Company’s websites, including published research articles, contained drug claims for Anatabloc®.  The Company responded to the Letter on January 31, 2014, contesting the FDA’s position with respect to the status of the Company’s dietary supplements and noting that it had voluntarily removed from its websites, materials objected to by the FDA.  The Company is currently communicating with the FDA in an effort to reach an amicable resolution of the issues asserted in the Warning Letter.

Consumer Class Action

On January 27, 2014, Howard T. Baldwin filed a purported class action naming the Company, Rock Creek and GNC Holding, Inc., or GNC, as defendants.  The case was filed in the United States District Court for the Northern District of Illinois.  Generally, the complaint alleges that claims made for the Company’s Anatabloc® product have not been proven and that individuals purchased the product based on alleged misstatements regarding characteristics, uses, benefits, quality and intended purposes of the product.  The complaint purports to allege claims for violation of state consumer protection laws, breach of express and implied warranties and unjust enrichment.  The Company has agreed to indemnify and defend GNC pursuant to the terms of the purchasing agreement between Rock Creek and GNC. Consistent with that commitment, the Company has agreed to assume the defense of this matter on its own behalf as well as on behalf of GNC. The defendants filed a motion to dismiss the complaint on March 24, 2014 and plaintiff filed his response in opposition on April 21, 2014. The defendants have until May 12, 2014 to file their reply memorandum in support of their motion. The Court has scheduled the motion for oral argument on May 15, 2014. The Company intends to vigorously defend against these claims.  However, at the present time, it cannot predict the possible outcome of these claims.  Accordingly, no amount has been accrued in the consolidated financial statements.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in “Part I - Item 1A. Risk Factors” of our 2013 10-K.

Item 6. Exhibits. The following exhibits are filed herewith:

(a)	Exhibits

Number	Description
4.1	Form of Promissory Note to be issued to John Joseph McKeon in connection with advances made under the Loan Agreement, dated March 12, 2014, between Star Scientific, Inc. and John Joseph McKeon.
4.2	Common Stock Purchase Warrant issued by Star Scientific, Inc. to John Joseph McKeon, dated March 12, 2014.
4.3	Form of Common Stock Purchase Warrant, dated March 12, 2014, issued by Star Scientific, Inc. to investors under Securities Purchase and Registration Rights Agreements dated March 12, 2014.
10.1	Loan Agreement, dated March 12, 2014, between Star Scientific, Inc. and John Joseph McKeon.
10.2	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Iroquois Master Fund Ltd.
10.3	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and American Capital Management, LLC.
10.4	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Bradley R. Kroenig on behalf of Bradley R. Kroenig Revocable Trust.
10.5	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Rachel J. Williams.
10.6	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Caroline C. Williams.
10.7	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Joseph L. Schwarz on behalf of Pershing LLC Custodian FBO Joseph L. Schwarz, Roth IRA.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(1).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(1).

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

____________

(1)	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. § 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR SCIENTIFIC, INC.

Date: May 12, 2014	/s/ Park A. Dodd, III
Authorized Signatory and
Chief Financial Officer

