Form 10-Q
period 2014-06-30
ROCK CREEK PHARMACEUTICALS, INC.
filed 2014-08-11
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended June 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-15324

ROCK CREEK PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1402131
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2040 Whitfield Ave., Suite 300, Sarasota, Florida 34243	(804) 527-1970
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Star Scientific, Inc., 4470 Cox Road, Suite 110, Glen Allen, Virginia 23060
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☑

As of August 5, 2014, 182,372,235 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this quarterly report on Form 10-Q, or “Report,” to “Rock Creek Pharmaceuticals,” “Rock Creek,” “the Company,” “we,” “our,” “us,” “our company” and similar terms refer to Rock Creek Pharmaceuticals, Inc. and its wholly owned subsidiaries RCP Development, Inc., a Delaware corporation, and Star Tobacco, Inc., a Virginia corporation, which also may be referred to in this Report as “RCP Development” and “Star Tobacco,” respectively.

 SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, including the continued development and market acceptance of our nutraceutical products, the effect of any competitive products, our ability to license and protect our intellectual property, our ability to raise additional capital in the future that is necessary to maintain our business, changes in government policy and/or regulation, potential litigation by or against us, any governmental review of our products or practices, and the outcome of the ongoing investigations and related matters discussed herein. Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Item 1A. Risk Factors” herein, in our Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 17, 2014, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 12, 2014.

Readers are cautioned not to place undue reliance on the forward-looking statements made in this Report or that we make from time to time, and to consider carefully the factors discussed in “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2013 in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,749	$3,881
Receivable from sale of licensing rights	-	18
Note receivable-short term	70	66
Inventories, net	3,281	3,473
Prepaid expenses and other current assets	933	1,575
Total current assets	8,033	9,013
Property, plant and equipment, net	394	399
Intangible assets, net of accumulated amortization	437	472
Note receivable-long-term-net	208	517
MSA escrow funds	482	482
Assets held for sale of discontinued operations	69	69
Total assets	$9,623	$10,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,639	$2,082
Accrued expenses	8,588	1,812
Due to stockholders	50	50
Current liabilities of discontinued operations	-	29
Total current liabilities	10,277	3,973
Total liabilities	10,277	3,973
Commitments and contingencies (note 7)	-	-
Stockholders’ equity:
Common stock (A)	18	17
Additional paid-in capital	286,229	271,327
Accumulated deficit	(286,901)	(264,365)
Total stockholders’ equity	(654)	6,979
Total liabilities and stockholders’ equity	$9,623	$10,952

(A)	$0.0001 par value per share, 274,800,000 shares authorized, and 181,859,940 and 172,384,178 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Net sales	$721	$2,521	$1,844	$5,028
Less:
Cost of goods sold	325	1,494	782	2,880
Gross profit	396	1,027	1,062	2,148
Operating expenses:
Sales and marketing	848	2,278	1,673	5,427
General and administrative	11,203	6,852	20,152	11,648
Research and development	783	722	1,498	2,119
Total operating expenses	12,834	9,852	23,323	19,194
Operating loss	(12,438)	(8,825)	(22,261)	(17,046)
Other income (expense), net	(268)	101	(276)	99
Net loss from operations before income taxes	(12,706)	(8,724)	(22,537)	(16,947)
Income tax expense	—	—	—	—
Net loss	$(12,706)	$(8,724)	$(22,537)	$(16,947)

Net loss basic and diluted per common share	$(0.07)	$(0.05)	$(0.13)	$(0.10)
Weighted average shares outstanding, basic and diluted	181,859,940	166,491,509	178,130,698	166,488,665

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

($ in thousands)

	Common stock		Additional Paid-In	Accumulated
	Shares (A)	Amount	Capital	Deficit	Total
Balances, December 31, 2013	172,369	$17	$271,327	$(264,365)	$6,979
Stock issuance	5,100	1	5,112	-	5,113
Warrant and option exercise	4,168	-	4,168	-	4,168
Stock-based compensation	223	-	3,545	-	3,545
Net Loss	-	-	-	(9,830)	(9,830)
Balances, March 31, 2014 (unaudited)	181,860	$18	$284,152	$(274,195)	$9,975
Stock issuance	-	-	-	-	-
Warrant and option exercise	-	-	-	-	-
Stock-based compensation	-	-	2,077		2,077
Net Loss	-	-	-	(12,706)	(12,706)
Balances, June 30, 2014 (unaudited)	181,860	$18	$286,229	$(286,901)	$(654)

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(22,537)	$(16,947)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	87	161
Provision for inventory obsolescence	(2)	8
Stock-based compensation	8,247	1,037
Increase (decrease) in cash resulting from changes in:
Current assets	1,141	841
Current liabilities	3,709	4,184
Net cash flows used in operating activities	(9,355)	(10,716)
Investing activities:
Purchases of property and equipment	(47)	-
Proceeds from sale of licensing rights	18	16
Net cash flows from (used in) investing activities	(29)	16
Financing activities:
Proceeds from issuance of common stock	5,113	-
Proceeds from stock option and warrant exercise	4,168	30
Payments on long-term debt and capital lease obligation	-	(7)
Net cash flows from financing activities	9,281	23
MSA escrow deposits	-	(1)
Increase (decrease) in cash and cash equivalents from continuing operations	(103)	(10,678)
Cash flows from discontinued operations:
Net cash flows used in operating activities	(29)	(1,267)
Net cash flows used in investing activities	-	-
Net cash flows from financing activities	-	-
Net cash flows from discontinued operations	(29)	(1,267)
Increase (decrease) in cash and cash equivalents	(132)	(11,945)
Cash and cash equivalents, beginning of period	3,881	23,121
Cash and cash equivalents, end of period	$3,749	$11,176

 See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the six months ended June 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2013, 2012, and 2011 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission, or “SEC,” on March 17, 2014 (the “Annual Report”).

2.	Liquidity and Management’s Plans:

The Company has been operating at a loss for the past eleven years. Rock Creek’s future prospects will depend on its ability to transition into the area of drug development, and the distribution and consumer acceptance of its products and line extensions of those products. In the long term, the Company expects that its revenues will shift to be more dependent on the ability to successfully implement its drug development program, but it has no drug products in advance development as of this date. The Company has considerable intellectual property related to the low-TSNA (as defined below) curing methodology and dissolvable tobacco products, which it intends to pursue through licensing agreements in exchange for royalties or other payments.

Rock Creek introduced Anatabloc®, its dietary supplement for anti-inflammatory support, in August 2011 through an interactive website and a customer service center. Since the introduction of Anatabloc®, the Company’s revenues have been derived almost exclusively from the sale of this product. Future sales of the Company’s dietary supplements will be dependent on it resolving issues with the U.S. Food and Drug Administration (“FDA”) relating to the status of its Anatabloc® and CigRx® products and any other developments with respect to the status of those products, given the fact that the Company has limited the marketing and advertising of its dietary supplements following receipt of the FDA warning letter in December 2013. However, see Note 8 “Subsequent Events” related to The Company’s recent action related to the sales of Anatabloc® and CigRx®.

On March 12, 2014, the Company entered into a series of equity and financing transactions that resulted in gross cash proceeds to it of approximately $9.3 million and cash availability under a credit facility of approximately $5.8 million, for total available funds of $15.1 million. Under one of its transactions, holders of previously held warrants with strike prices ranging from $1.50 to $2.00 agreed to immediately exercise an aggregate of 4.2 million warrants at a reduced strike price of $1.00 per share. The investors also were issued new warrants for an equal number of shares that have a term of seven years and a strike price of $1.00 per share. This transaction resulted in proceeds of approximately $4.2 million. Under another transaction, the Company sold 5.1 million shares with matching warrants to purchase another 5.1 million shares to other investors at a purchase price of $1.00 for each share and its matching warrant. This transaction resulted in proceeds to us of $5.1 million. Finally, the Company entered into a credit facility with another investor under which that investor agreed to loan it up to $5.8 million. The credit facility provides for an interest rate of 3% on any funds drawn by the Company. It also provides the lender with the option to convert any loan amount into a unit consisting of a share of the Company’s common stock and a matching seven-year warrant at a conversion price of $1.00 per unit.

Subsequent to June 30, 2014, the Company entered into financing transactions that provided gross proceeds of approximately $4.25 million and additional available funds from a new credit facility of $1.75 million. This provides for total incremental funds available to the Company of approximately $6.0 million. See Note 8 “Subsequent Events” in this Report for details of the transaction.

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

The Company believes it has sufficient funds to operate through the second quarter of 2015. Depending upon market conditions and the price of its common stock, the Company may decide to seek additional funds before that time. There can be no assurance that the Company will be successful in obtaining such funding at commercially reasonable terms.

3.	Discontinued Operations:

Since the 1990s, the Company has sought to develop processes that significantly prevent the formation of one of the most abundant and significant groups of carcinogens, tobacco specific nitrosamines, or “TSNAs,” found in tobacco and tobacco smoke. The Company utilized this technology in producing low-TSNA tobacco and related low-TSNA dissolvable smokeless tobacco products as less harmful alternatives to cigarettes and traditional smokeless tobacco products and as a platform to provide a base of financial support for its intellectual property, licensing and development initiatives.

On December 14, 2012, the Company’s Board of Directors (the “Board”) voted unanimously to discontinue the manufacturing, distribution and sale of the Company’s dissolvable smokeless tobacco products, Ariva ® and Stonewall Hard Snuff®, as of December 31, 2012. The Board was motivated to take this action in light of the continued losses and low sales for its dissolvable tobacco products over the several years preceding this decision. It was also motivated by the fact that restrictions under the Family Smoking Prevention and Tobacco Control Act, which prohibit a company from making any statements about the comparative safety of various types of tobacco products, made it extremely difficult to effectively market its dissolvable tobacco products, notwithstanding that they represented a meaningful alternative to cigarettes and traditional smokeless tobacco products. The Board’s action was further influenced by the fact that continuing to manufacture dissolvable tobacco products had a negative impact on its ability to interest leading research centers in undertaking clinical research related to its anatabine compound and its potential for providing support in managing excessive inflammation.

At the time it discontinued its smokeless tobacco operations, the Company noted that it would continue to look for licensing opportunities for its patented tobacco curing technology and related low-TSNA smokeless tobacco products.  On October 2, 2013, the Company entered into a series of transactions with Starion LLC, or “Starion,” a tobacco manufacturer, under which, among other things, it sold equipment and inventory previously utilized in its discontinued smokeless tobacco business and licensed certain trademarks and patents to Starion for use in the manufacture and sale of low-TSNA dissolvable smokeless tobacco products.  The Company continues to look for licensing opportunities related to its dissolvable tobacco products and related technology.

The Company incurred severance costs in the form of salary continuation payments and continued health benefit costs under COBRA of approximately $829,000, for employees transitioning from Star Tobacco (the subsidiary that was responsible for the Company’s smokeless tobacco operations). In addition, the Company issued stock awards under the Company’s 2008 Incentive Award Plan in the aggregate amount of 330,000 shares to those employees transitioning from Star Tobacco, in recognition of their long-time service to the Company. The stock awards had a total fair value of approximately $1.1 million as well as a gross up charge for taxes of approximately $0.8 million. The total cost in connection with the discontinuance of the Company’s dissolvable tobacco business was approximately $3.1 million, consisting of cash and non-cash items, and was recorded in the fourth quarter of 2012.

Assets and liabilities of the discontinued operations consisted of the following as of:

$ thousands	June 30, 2014	December 31, 2013
Current assets:
Accounts receivable, trade	$-	$-
Assets held for sale	69	69
Total assets	$69	$69

Current liabilities:
Accrued expenses	$-	$29
Total current liabilities	$-	$29

The Company owns the manufacturing equipment located at its dissolvable tobacco manufacturing facility in Chase City, Virginia which is being held for sale as a result of the Company’s decision to exit the dissolvable tobacco business as of December 31, 2012.

4.	Inventories:

Inventories consisted of the following as of:

$ thousands	June 30, 2014	December 31, 2013
Raw materials	$1,710	$1,457
Packaging materials	1,372	1,374
Work in process	67	67
Finished goods	1,538	1,983
	4,687	4,881
Obsolescence allowance	(1,406)	(1,408)
	$3,281	$3,473

See Note 8 “Subsequent Events” related to The Company’s recent action related to the sales of Anatabloc® and CigRx®.

5.	Long-term Debt:

The Company had no long-term debt as of June 30, 2014.

6.	Stockholders’ Equity:

Stock Option Plans:

Prior to 2008, the Company adopted a 1998 Stock Option Plan and a 2000 Equity Incentive Plan, and in September 2008, it adopted a 2008 Incentive Award Plan (collectively, the “Plans”). The Plans provide for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. In the aggregate, the Plans provide for grants of both qualified and non-qualified stock options to purchase up to 43,200,000 shares at a purchase price equal to the fair market value on the date of grant in the case of qualified options granted to employees.

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

On April 24, 2014, the Company issued 50,000 stock options with an exercise price of $0.72 to the Company’s Chief Scientific Officer.

At June 30, 2014, there were 25,325,000 options issued and outstanding with a weighted average exercise price of $2.13 per share.

A summary of the status of the Company’s unvested stock options at June 30, 2014, and changes during the quarter then ended, is presented below.

Non-Vested Stock Options	Shares	Weighted Average Grant-Date Fair Value
Non-Vested at December 31, 2013	4,710,000	$0.95
Granted	3,250,000	0.85
Vested	-	-
Forfeited	(60,000)	(1.41)
Non-Vested at March 31, 2014	7,900,000	$0.90
Granted	50,000	0.55
Vested	(125,000)	0.47
Forfeited	-	-
Expired	-	-
Non-Vested at June 30, 2014	7,825,000	$0.91

As of June 30, 2014, there was $3.3 million of unrecognized compensation cost related to unvested share-based compensation arrangements under the Plans.

During the six months and three months ended June 30, 2014, no stock options were exercised.

The outstanding stock options as of June 30, 2014 had no intrinsic value.

Warrant activity:

During the six months ended June 30, 2014, 4.2 million warrants were exercised resulting in gross proceeds to the Company of $4.2 million. There was no aggregate intrinsic value of the warrants exercised.

During the six months ended June 30, 2014, 9.2 million warrants with a strike price of $1.00 were issued as a part of the March 2014 financing described in Note 2 “Liquidity and Management’s Plans.”

On June 12, 2014, 750,000 warrants were issued to a firm that will provide financial consulting services to the Company. The Company has recognized approximately $0.2 million of expense related to the warrants.

As of June 30, 2014, the Company had 16,337,580 warrants outstanding with a weighted average exercise price of $1.28 per share. The intrinsic value of the exercisable warrants at June 30, 2014 was zero.

Net Loss Basic and Diluted Per Common Share:

Due to the Company’s net losses, basic and diluted loss per share was $(0.07) and $(0.05) for the three months ended June 30, 2014 and 2013, respectively. The net losses, basic and diluted loss per share was $(0.13) and $(0.10) for the six months ended June 30, 2014. An aggregate of 41,612,580 at June 30, 2014 and 33,862,501 at June 30, 2013 of stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.

7.	Commitments, Contingencies and Other Matters:

Class Action Lawsuits

Three individuals, Francis J. Reuter, Charles Boravian and Marty Cole, filed separate similar purported class actions on behalf of putative classes of persons or entities collectively encompassing those who purchased or otherwise acquired shares of the Company’s common stock between October 31, 2011 and March 18, 2013. The first action was filed on or about March 25, 2013 in the United States District Court for the Eastern District of Virginia, Francis J. Reuter v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00183-JAG (the “Reuter Action”). The Reuter Action named as defendants the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc. (which is now known as RCP Development, Inc.), and certain of the Company’s current or former officers and/or employees. The second action was filed on or about March 26, 2013 in the United States District Court for the District of Massachusetts, Boravian v. Star Scientific, Inc. et al. D. Mass. 13-1-695-DJC (the “Boravian Action”). The Boravian Action named as defendants the Company and Jonnie R. Williams, Sr. and was voluntarily dismissed by the plaintiff. The third action was filed on or about May 7, 2013 in the United States District Court for the Eastern District of Virginia, Cole v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00287-JAG (the “Cole Action”).  The Cole Action named as defendants, the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc. (which is now known as RCP Development, Inc.), and certain of its officers and employees. In general, the complaints collectively allege that the Company and the individual defendants violated Section 10(b) under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as related to statements made regarding its past and future prospects and certain scientific data relating to its products, as well as related to unspecified private placements and related party transactions engaged in since 2006.  The Reuter Action and the Cole Action have been consolidated and a lead plaintiff was appointed by the Court in the consolidated cases on June 21, 2013. Pursuant to a joint scheduling order in place in these cases, plaintiff filed a consolidated operative complaint on September 5, 2013 and defendants filed a motion to dismiss the consolidated operative complaint on October 25, 2013. Following full briefing and argument on January 7, 2014, the Court indicated that it would not grant the motion at that time and would allow the case to proceed to discovery, but ordered additional briefing.  Also, the Court entered a scheduling order for discovery and an order directing the parties to participate in mediation before a Magistrate Judge. Defendants thereafter filed answers.  Subsequently, the United States, on January 28, 2014, moved to stay discovery in the case pending the completion or other disposition of the criminal trial of former Governor McDonnell and his wife. That motion was granted by the Court on January 28, 2014. On February 12, 2014, the Court granted a joint motion by the parties to stay all deadlines other than a court sponsored mediation session and the issuance of the Court's opinion on the motion to dismiss. On March 11, 2014, defendants filed a motion for leave to submit new authority in support of their motion to dismiss. On March 13, 2014, the Court granted defendants’ motion and ordered the submission of additional supplemental briefs by the parties. Those briefs were filed on March 19, 2014 and March 26, 2014. On June 11, 2014, a mediation conference was held before Magistrate Judge David J. Novak. On July 29, 2014, the parties participated in a private mediation and are in the final stages of a settlement dependent on certain material conditions within the control of third-parties.  There is no assurance that such conditions will be satisfied to enable the parties to consummate a settlement.  If settled upon the discussed terms, it is anticipated that the settlement will be funded with insurance proceeds and accordingly will not impact the Company’s financial position.

Stockholder Derivative Lawsuits

Four individuals, David C. Inloes, William Skillman, Harold Z. Levine and Louis Lim, filed separate, but similar derivative actions naming all or most of the Company’s then current directors, several officers of the Company and, in one case, one former director as defendants. Two of the actions were filed in the United States District Court for the Eastern District of Virginia, Alexandria Division (the “Alexandria Actions”).  The first Alexandria Action, William Skillman v. Jonnie R. Williams et al., was filed on May 2, 2013. The second Alexandria Action, David C. Inloes v. Jonnie R. Williams et. al., was filed on May 3, 2013. The Alexandria Actions have been consolidated and co-lead counsel appointed by the Court. Pursuant to a court order, plaintiffs filed a consolidated amended complaint on January 13, 2014 and a motion to dismiss was filed on February 3, 2014 on behalf of all of the defendants.  Also, on February 3, 2014, the Company, as nominal defendant, moved to stay or dismiss this action pending a resolution of the securities class action litigation pending in Federal Court in Richmond, Virginia. Separately, on January 29, 2014, the United States moved to stay discovery in the case pending the completion or other disposition of the criminal trial of former Governor McDonnell and his wife.  That motion was granted by the Court on January 30, 2014.  On February 28, 2014, the Court granted the Company’s motion to stay the case, ruling that the case would be stayed for all purposes pending further order of the Court and ordering the Company, within ten days of the dismissal or resolution of the Richmond securities class action or the trial court's verdict in the McDonnell case, whichever occurs first, to file a report indicating what action, if any, it intends to take with regard to this case, including specifically, without limitation, whether it intends to pursue or seek dismissal of the claims asserted against each of the named individual defendants.

The third derivative action, Harold Z. Levine v. Jonnie R. Williams, et. al., was filed on July 8, 2013, in the Circuit Court for the City of Richmond (the “Levine Action”), and the fourth case, Louis Lim v. Christopher C. Chapman, et. al., was filed in the Circuit Court for Henrico County on July 11, 2013 (the “Lim Action”). In general, the complaints collectively allege that the Company’s directors and officers breached their fiduciary duties by causing the Company to issue false and misleading statements regarding its past and future prospects and certain scientific data relating to its products, as well as engaging in certain unspecified private placements and related party transactions since 2006.  On July 1, 2013 and August 1, 2013, stipulations were filed in each of the state court actions that stayed the period for defendants to respond to the complaints. These stipulations were later entered by the Courts. In May 2014, the parties to both state court derivative actions filed further stipulations subsequently endorsed by the Courts that provided for the transfer of the Lim Action to the Circuit Court for the City of Richmond, the consolidation of the Lim Action with the Levine Action, and a further stay of the deadline for a response to the complaint. Under the current schedule, the parties will meet and confer telephonically following the report required in the Alexandria Actions. Unless the parties agree to a different timeline at that conference, the deadline for a response to the complaint will be either 21 days from the designation of one of the current complaints as the operative complaint or 35 days from the service of a consolidated amended complaint. The Company intends to vigorously defend against these claims.  However, at this time, it cannot predict the probable outcome of these claims.  Accordingly, no amounts have been accrued in the consolidated financial statements.

Demands for Inspection of Books and Records and for Investigation

Two individuals, Bruce A. Welker and Michael Weber, have written to the Company requesting that it produce various books and records pursuant to Delaware Code Section 220.  Mr. Welker’s letter was dated May 31, 2013, and the letter sent on behalf of Mr. Weber was dated June 5, 2013.  The Company has responded by letter to these demands, has been in subsequent communication with counsel regarding the demands, and has produced certain documents to the stockholders.  One individual, Steven Segall, has written to the Company’s Board and demanded that the Board investigate certain claims and take appropriate remedial action in response to alleged wrongdoing that took place between 2010 and 2013. The Company advised Mr. Segall that the Board would review the issues raised in his demand letter and further respond once that review was complete.  Following a full review by a Committee of independent directors, assisted by separate outside counsel, the Board upon recommendation of the Committee determined that Mr. Segall’s demand should be refused pending the outcome of related securities litigation and directed that this decision be communicated to counsel for Mr. Segall.

FDA Warning Letter

On December 24, 2013, the Company received a warning letter, from the FDA regarding its CigRx® and Anatabloc® dietary supplements.  In the letter the FDA asserted that CigRx ® and Anatabloc ® were not properly marketed as dietary supplements, since the Company had not filed a New Dietary Ingredient Notification, or NDIN, for anatabine as a dietary ingredient prior to the introduction of its dietary supplements.  The FDA also claimed that certain materials on the Company’s websites, including published research articles, contained drug claims for Anatabloc ®. The Company responded to the warning letter on January 31, 2014, contesting the FDA’s position with respect to the status of the Company’s dietary supplements and noting that it had voluntarily removed from its websites, materials objected to by the FDA. Although the Company does not believe (and has not conceded) that the submission of an NDIN is a prerequisite to the lawful marketing of anatabine as a dietary ingredient, the Company voluntarily submitted an NDIN to the FDA in June 2014 for the dietary ingredient anatabine.

Consumer Class Action

On January 27, 2014, Howard T. Baldwin filed a purported class action naming the Company, Rock Creek Pharmaceuticals, Inc. (now known as RCP Development, Inc.) and GNC Holding, Inc., or “GNC,” as defendants.  The case was filed in the United States District Court for the Northern District of Illinois.  Generally, the complaint alleges that claims made for the Company’s Anatabloc ® product have not been proven and that individuals purchased the product based on alleged misstatements regarding characteristics, uses, benefits, quality and intended purposes of the product.  The complaint purports to allege claims for violation of state consumer protection laws, breach of express and implied warranties and unjust enrichment.  The Company has agreed to indemnify and defend GNC pursuant to the terms of the purchasing agreement between RCP Development and GNC. Consistent with that commitment, the Company has agreed to assume the defense of this matter on its own behalf as well as on behalf of GNC. The defendants filed a motion to dismiss the complaint on March 24, 2014, and the Court heard oral argument on the motion on May 15, 2014. The Court has taken the motion under advisement. The Company intends to vigorously defend against these claims.  However, at the present time, it cannot predict the possible outcome of these claims.  Accordingly, no amount has been accrued in the consolidated financial statements.

Commitments

During the three months ended June 30, 2014, the Company entered into severance agreements with several officers and employees. The Company accrued the full severance liability with respect to each severance agreement at the date of each severance agreement. As of June 30, 2014, the severance liability was $3.7 million, of which the Company expects to pay $2.9 million in the form of Company common stock.

The Company had purchase orders and other operating supply commitments totaling $4.4 million as of June 30, 2014.

8.	Subsequent Events:

Financing

On August 8, 2014, the Company completed a private placement (the “August 2014 Private Placement”) that resulted in gross proceeds to the Company of approximately $4.25 million and an additional credit facility of approximately $1.75 million (the “Additional Credit Facility”). In the August 2014 Private Placement, the Company sold an aggregate of 10.625 million shares of our common stock at a price of $0.40 per share (the closing price of our common stock on the Nasdaq Global Market on August 6, 2014) to five accredited investors, some of whom are existing investors (or their affiliates) in the Company. The investors in the August 2014 Private Placement were also granted warrants to purchase an aggregate of 10.625 million shares at an exercise price of $1.00 per share. The warrants will expire on the seventh anniversary of the date of grant. As a part of the August 2014 Private Placement, the Company agreed to file with the SEC a resale registration statement covering the purchased shares and the shares issuable pursuant to the granted warrants within 75 days of the closing of the transaction.

In connection with the August 2014 Private Placement, one of the investors in the private placement entered into a credit facility with the Company for aggregate borrowing availability of up to $1.75 million. The credit facility provides for an annual interest rate of 3% on any funds drawn by us. It also provides the lender with the option to convert any loan amount to a unit of our common stock and a matching seven-year warrant at a conversion price and exercise price of $1.00 per share. The term of the line of credit does not allow the Company to draw funds under the line until all funds available from the March 12, 2014 credit line is exhausted. The borrowing availability under the credit facility will be reduced by any future financing transactions by the Company in excess of $5.8 million. Also in connection with the transaction, the terms of the March 12, 2014 line of credit were amended whereby (i) the August 2014 Private Placement would not reduce the borrowing availability under the line of credit, (ii) the line of credit was extended to August 15, 2015 compared to the original date of April 15, 2014, and (iii) the ability of the Company to draw all funds available under the credit line at the end of term was eliminated. All other terms and conditions of the March 12, 2014 credit line remained materially unchanged.

Voluntary suspension of CigRx® and Anatabloc® Sales

In August 2014, the Company determined to voluntarily suspend its sale of CigRx® and Anatabloc® for an indeterminate period of time, and the Company anticipates that this will bring the FDA warning letter matter to a close.  This action was taken in connection with an ongoing review of the extent to which the Company’s dietary supplement business, whether conducted by the Company or through future licenses and whether conducted in the U.S. or overseas, will impact the Company’s primary focus of developing pharmaceutical products from our anatabine-based compounds.  The Company anticipates that it will complete its review of the dietary supplement in a timeframe after the FDA responds to the Company’s pending NDIN. The Company may have to take a charge of all or part of the inventory value, once the Company completes its review of the dietary supplement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2014 and which was amended by the filing of Amendment No. 1 to that Form 10-K on April 30, 2014 (collectively, our “2013 10-K”). In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following discussion of our results of operations includes a discussion of the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and a discussion of the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Overview

Corporate Transition, Leadership and Operational Changes

Prior to the corporate transition in December 2013, our business strategy focused on:

1)	selling nutraceutical dietary supplements that provide anti-inflammatory support and decrease the urge to smoke,

2)	selling a line of cosmetic products,

3)	pursuing ongoing research and development by RCP Development of related dietary supplements and pharmaceutical products, and

4)	to a much lesser degree, seeking to license our low-TSNA curing technology and related products.

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

The corporate transition was driven, in large part, by our belief that our company has evolved such that, from an operational standpoint, it is in our best interest to focus more on pharmaceutical products because there is potential for greater revenue growth through pharmaceutical product sales (for various reasons, including market acceptance of FDA-approved pharmaceutical products, the ability to market such products on a broader scale and recent Anatabloc ® research in support of the feasibility of pursuing FDA applications).  Drs. Mullan and Chapman have extensive experience in the drug development and approval process.  Additionally, in connection with this corporate transition, we will be required to generate the appropriate preclinical and clinical data needed for Investigational New Drug (“IND”) applications related to pharmaceutical products. Drs. Mullan and Chapman are highly experienced in this area as well. Dr. Chapman has extensive experience with the IND process that will be invaluable in implementing part of the Company’s strategy going forward. Further, Dr. Mullan has strong scientific credentials that will be necessary to generate the information for the IND process as well as experience interacting with applicable scientific consultants and others with respect to the IND process and similar processes in Europe.

As part of our corporate transition, we are consolidating offices and moving functions to a new corporate headquarters in Sarasota, Florida. Our company’s Compensation Committee has approved a severance plan for employees whose positions will not be continued as a result of this transition.  Also as part of our transition, our former Chief Executive Officer, Jonnie R. Williams, Sr. and our former President and Chief Operating Officer, Paul L. Perito, resigned from their prior positions with the Company and assumed the role of a non-executive employee, in the case of Mr. Williams, and the role of Vice President and Senior Counsel, Legal and Regulatory Affairs, in the case of Mr. Perito.  We entered into a severance arrangement with Mr. Perito effective May 19, 2014 and anticipate that, as part of our transition, our company will enter into a separate severance arrangement with Mr. Williams.

Our Company and Products

In recent years, we have engaged primarily in the sale of nutraceutical dietary supplements and related cosmetic products, and in pursuing ongoing research and development by our subsidiary, RCP Development, of related dietary supplements and pharmaceutical products.  We have continued to operate our nutraceutical supplement and cosmetic lines of business and have been evaluating this aspect of our business in light of our corporate transition and the matters raised in a warning letter we received from the FDA regarding our CigRx ® and Anatabloc ® dietary supplements (discussed below). In August 2014, we determined to voluntarily suspend the sale of CigRx® and Anatabloc® for an indeterminate period of time, and we anticipate that this will bring the FDA warning letter matter to a close.  This action was taken in connection with an ongoing review of the extent to which our dietary supplement business, whether conducted by us or through future licenses and whether conducted in the U.S. or overseas, will impact our primary focus of developing pharmaceutical products from our anatabine-based compounds.  We anticipate that we will complete the review of the dietary supplement in a timeframe after the FDA responds to our pending NDIN. The Company may have to take a charge of all or part of the inventory value, once the Company completes its review of the dietary supplement.

We historically have focused on utilizing certain alkaloids found in the Solanacea family of plants, which includes potatoes, tomatoes, and eggplants, initially to address issues related to the desire to smoke or use other traditional tobacco products. More recently, we have concentrated on the anti-inflammatory aspects of one of those alkaloids, anatabine.  We also expect that, by leveraging the underlying science and clinical data accumulated by us in relation to our existing products, we will focus our operations on the research and development of drug candidates. We expect much of these research and development efforts will initially focus on developing our anatabine based compounds as a potential drug candidates. RCP Development also has been involved in the development of a cosmetic line of products that utilizes our anatabine based compound to improve the appearance of the skin. We introduced Anatabloc® Facial Crème in September 2012 and related line extensions in 2013.  Since the introduction of Anatabloc®, our revenues have been derived almost exclusively from the sale of our anatabine based nutraceutical products and, more particularly, Anatabloc®.  We do not expect to recognize any revenues related to our drug development initiatives in the foreseeable future.

Prospects for Our Operations

General Overview of Operations and Current Financial Condition

The recurring losses generated by our business continue to impose significant demands on our liquidity. Our future prospects will be highly dependent on our ability to successfully implement our current strategy to better take advantage of the potential opportunities in the area of pharmaceutical products, including the development of products approved by the FDA or other regulatory agencies.  Our ability to appropriately scale our sales and marketing expenses for these products, manage overall operating expenses, and raise additional capital necessary to support our operations will be key to our future operations and financial condition (particularly given the capital intensive nature of drug development).  Sales of Anatabloc® were responsible for virtually all of our dietary supplement revenue during the three months and six months ended June 30, 2014 and 2013. We do not expect to generate revenue from the sale of pharmaceutical products in the near term, given the long timeframe for approval of these products.  We have entered into one royalty agreement for the patented tobacco curing process with respect to which we are the exclusive licensee and for our related products, but royalty revenues have been insignificant to date.

We recognized net revenue of approximately $0.7 million and $1.8 million for three months and six months ended June 30, 2014, respectively, and a net loss from continuing operations of approximately $(12.7) million and $(22.5) million in the corresponding periods of 2013. The recurring losses generated by our operations continue to impose significant demands on our company’s liquidity.  As of June 30, 2014, we had approximately $2.2 million of negative working capital, of which approximately $3.7 million was cash and cash equivalents and $5.6 million were liabilities to be paid in company common stock. On March 12, 2014, we entered into a series of equity and financing transactions that resulted in gross cash proceeds to us of approximately $9.3 million and a credit facility of $5.8 million, for total funds available of $15.1 million. Subsequent to June 30, 2014, we closed on a financing transaction resulting in net proceeds of $4.25 million and an additional $1.75 million credit facility with one of our largest stockholders. For a discussion of this financing transaction, see Note 8 “Subsequent Events” of the condensed consolidated financial statements included in this Report.  We currently believe that, after giving effect to this transaction, we have sufficient funding to support our operations through the second quarter of 2015.  However, there are factors that could make it necessary for us to seek to raise additional capital before that time, and there is no assurance that we will be successful in obtaining funding on commercially favorable terms, if at all. For a discussion of these factors, see “Liquidity and Capital Resources,” below.

Regulatory Hurdles; IND or European Equivalent Process

The drug development business is highly regulated, and requires the filing of an IND application (or the European equivalent) and a Clinical Trial application (“CTA”) related to any new pharmaceutical products we intend to introduce. We filed an IND application in June 2014, however, the FDA has issued a clinical hold on the application, pending clarification of data from 2010. We are currently reviewing the FDA’s comments and intend to respond accordingly.

 We previously reported our intention to file a CTA by the end of the second quarter of 2014 in the United Kingdom, however, we now expect to file the CTA in the third quarter of 2014.

Capital Intensive Nature of Drug Development

The drug development business is very capital intensive, particularly for early stage companies that do not have significant off-setting revenues.  Even if we are successful in obtaining permission to conduct clinical studies under an IND application or CTA, our product development initiatives will be substantially dependent on our ability to continue our research initiatives and to obtain the funding necessary to support these initiatives.  Our inability to continue these initiatives and initiate new research and development efforts could result in a failure to develop new products or to improve upon existing products.

FDA Warning Letter

On December 24, 2013, we received a warning letter, from the FDA regarding its CigRx® and Anatabloc® dietary supplements.  In the letter the FDA asserted that CigRx ® and Anatabloc ® were not properly marketed as dietary supplements, since we had not filed a New Dietary Ingredient Notification, or NDIN, for anatabine as a dietary ingredient prior to the introduction of its dietary supplements.  The FDA also claimed that certain materials on our websites, including published research articles, contained drug claims for Anatabloc ®. We responded to the warning letter on January 31, 2014, contesting the FDA’s position with respect to the status of our dietary supplements and noting that we had voluntarily removed from our websites, materials objected to by the FDA. Although we do not believe (and has not conceded) that the submission of an NDIN is a prerequisite to the lawful marketing of anatabine as a dietary ingredient, we voluntarily submitted an NDIN to the FDA in June 2014 for the dietary ingredient anatabine.

Investigations and Other Litigation

In late January and February 2013, our company, directors and others received subpoenas from the United States Attorney’s Office, or “USAO,” for the Eastern District of Virginia seeking documents.  We believe we have responded to substantially all of the issues being reviewed by the USAO. In addition, the international law firm of Chadbourne & Parke LLP conducted an internal investigation of these matters and that investigation was substantially completed in late June 2013. As previously reported, based on the results of the internal investigation, the cooperation with the USAO, and discussions and communications between our outside counsel and the USAO, we do not believe our company will be prosecuted for any of the matters that the USAO has been investigating.

We incurred substantial legal expenses in connection with the government and internal investigations discussed above in 2013, although those expenses declined significantly later in 2013 as the USAO investigation with respect to our company neared completion.  However, we expect to continue to incur additional legal expenses in 2014 in connection with the USAO investigation which has resulted in the indictment against former Governor Robert McDonnell and his wife, Maureen McDonnell. We also expect to continue to incur legal expenses (and related cash demands) in connection with the civil actions and other matters discussed under “Part II-Item 1. Legal Proceedings” of this Report and such expenses and cash demands relating to those matters may be material.  We expect that much of the cost related to the ongoing securities class action and derivative actions discussed in Part II-Item 1. of this Report will be covered by insurance, but cannot provide any assurances with respect to the outcome of the pending actions, or action yet to arise, including that such claims will not exceed the limits of our insurance policies.

Our Product and Product Development Initiatives

Dietary Supplements and Development of Pharmaceutical Products.  Anatabloc®, which is intended to provide anti-inflammatory support, is currently being sold through our interactive website and our customer service center.  Also, Anatabloc ® is available on a pay-on-scan basis through GNC, a retailer of dietary supplements, through its online store as well as through its more than 4,000 company-owned stores and franchised retail locations.  The Company’s initial marketing of Anatabloc ® had been primarily directed toward physicians and other healthcare professionals.  More recently, we have been focusing our marketing efforts on athletes and other groups of individuals who are frequently seeking to maintain healthy levels of inflammation. In 2013, our company sought to further align our marketing and distribution efforts with GNC as our primary strategic partner for growth.  Following this realignment, we experienced a decline in sales volumes in our company’s internet sales and although sales volumes at GNC increased, our overall sales volume and revenue declined given the lower wholesale pricing to GNC as compared to our retail pricing for product sold through the Company’s website.  We have been evaluating our dietary supplement business in light of our corporate transition and in light of the FDA warning letter that we received in December 2013.

In 2009, RCP Development developed a non-nicotine, non-tobacco nutraceutical, CigRx®, that is intended to temporarily reduce the desire to smoke. We continue to market this product on our interactive website and through limited retail distribution.  Consistent with the transition of our company’s focus, we anticipate concentrating more of our effort in the future on the development of pharmaceutical products with clinical claims, as well as pharmaceutical products primarily for the treatment of inflammatory conditions.

In August 2014, we determined to voluntarily suspend the sale of CigRx® and Anatabloc® for an indeterminate period of time, and we anticipate that this will bring the FDA warning letter matter to a close.  This action was taken in connection with an ongoing review of the extent to which our dietary supplement business, whether conducted by us or through future licenses and whether conducted in the U.S. or overseas, will impact our primary focus of developing pharmaceutical products from our anatabine-based compounds.  We anticipate that we will complete the review of the dietary supplement in a timeframe after the FDA responds to our pending NDIN. The Company may have to take a charge of all or part of the inventory value, once the Company completes its review of the dietary supplement.

Cosmetics.  We introduced our anatabine-based cosmetic products, Anatabloc® Facial Crème in September 2012 and Anatabloc® Revitalizing Facial Serum in March 2013. Our Anatabloc ® Clarifying Facial Cleanser, which does not contain anatabine, was introduced in August 2013. These products, which are intended to improve the appearance of the skin, are currently sold on our interactive website and customer service center. Also, GNC began carrying our Anatabloc ® Facial Crème on its website in February 2013 and in April 2013 began carrying our Anatabloc® Revitalizing Facial Serum. Our Anatabloc® Facial Crème and Anatabloc® Revitalizing Facial Serum also are available at select GNC franchise locations.

Research Related to Our Dietary Supplements and Cosmetic Products.  Since 2011, RCP Development, the Roskamp Institute and researchers at Johns Hopkins University have completed and reported on a number of studies designed to assess the ability of our anatabine compound to lower chronic inflammation in a variety of pre-clinical (non-human) and clinical (human) settings. For a description of our relationship with the Roskamp Institute, see “Item 1. Business - Our Current Product Development Initiatives-Our Relationship with the Roskamp Institute” in our 2013 10-K. One study conducted by the Roskamp Institute and reported in The European Journal of Pharmacology showed that anatabine lowered levels of amyloid production both in the “test tube” and when administered to mice vulnerable to accumulation of amyloid which, at excessive levels, damages brain tissue.  A second manuscript written by the same researchers and published online in The European Journal of Pharmacology in 2012, and in manuscript form in January 2013, further characterized the anti-inflammatory effects of anatabine in several types of animal tissues, in human cells, and in human whole blood. The Roskamp Institute also presented results of pre-clinical studies of anatabine in mouse models of multiple sclerosis, traumatic brain injury, and Alzheimer’s disease at the Neuroscience 2012 conference held in New Orleans in October 2012.  In January 2013, the results of the animal multiple sclerosis study were published in PLoS One under the title “Amelioration of Experimental Autoimmune Encephalomyelitis by Anatabine.”  Further, a pre-clinical investigator-initiated and independently funded study from Johns Hopkins that examined the effect of anatabine supplementation in a mouse model of autoimmune thyroiditis was published in September 2012 in an article entitled, “Anatabine Ameliorates Experimental Autoimmune Thyroiditis” in the Endocrine Society’s journal, Endocrinology (Endocrinology. 2012 Sep; 153(9):4580-7).

In 2013, RCP Development received positive results from a study conducted by researchers at the University of Virginia Medical School investigating the effects of anatabine in an animal model of ulcerative colitis. RCP Development also received functional binding data from a study it sponsored that offers an explanation and a possible mechanism of action for some of the observed effects of anatabine.

RCP Development also has been involved in human (clinical) trials evaluating the impact of supplementation with anatabine citrate on an inflammatory marker, C-reactive protein, or “CRP,” (which is believed to be an indicator of coronary heart disease), on Hashimoto’s autoimmune thyroiditis, in individuals with mild to moderate Alzheimer’s disease and in a multi-site study of Anatabloc® Facial Crème. In February 2012, RCP Development reported research on the first clinical trial demonstrating that Anatabloc® lowers chronic inflammation measured by CRP levels in the blood. The reported results were obtained in connection with an in-house study undertaken by RCP Development that involved a group of smokers who had been using Anatabloc® on an extended basis.  In October 2012, RCP Development reported further results, based on an interim look at the results of a second CRP study that was conducted by the Roskamp Institute as the study sponsor.  That interim look showed that 61% of diabetic subjects (11 of 18) taking metformin (the most common drug prescribed to diabetics) had a CRP reduction, as did 38% of the general trial population not taking metformin (31 of 81). Overall, 42 of 99 subjects (42%) had a decrease in CRP after one month of anatabine supplementation.  After further, extensive review of the interim data from this CRP study, RCP Development and the Roskamp Institute completed the study report, which confirmed the interim findings reported in October 2012. The report further confirmed that the supplement was safe and well tolerated, but that, given the cyclical nature of CRP levels, further enrollment in the study would not be productive.

On January 7, 2013, RCP Development reported initial results for its Thyroid Health Study. Those results suggest that dietary supplementation with anatabine ameliorates the immune system’s targeting of the thyroid gland in cases of autoimmune thyroiditis. On October 31, 2013, the results of the Thyroid Health Study were published on-line in The Journal of Clinical Endocrinology & Metabolism in a peer-reviewed brief report entitled “Anatabine supplementation decreases thyroglobulin antibodies in patients with chronic lymphocytic autoimmune (Hashimoto’s) thyroiditis”.  Also in October 2013, a peer-reviewed article titled, “Effects of Dietary Supplementation with the Solanacea Plant Alkaloid Anatabine on Joint Pain and Stiffness:  Results from an Internet-Based Survey Study", was published in Clinical Medicine Insights: Arthritis and Musculoskeletal Disorders.

The Alzheimer’s study that is being sponsored by RCP Development and conducted and paid for by the Roskamp Institute began enrolling subjects at the end of August 2012. As of May 1, 2014, 83 subjects had been screened, 62 subjects had been enrolled in the study and 53 subjects had completed the study.  This study has now been suspended pending filing of an IND, but an interim analysis is underway which may influence the decision to proceed with this study.

Both the double-blind and open-label portion of the Anatabloc® Facial Crème study were completed at the end of August 2013.  A total of 109 of the 117 subjects enrolled in the study completed the double-blind portion of the study and 85 of 88 subjects completed the open-label extension. The study report is in preparation, but a first look at the data shows that both the active and placebo treatments produced marked improvements in both investigator and subject-related measures of appearance and severity of conditions.

Federal Regulations of Dietary Supplements, Drug Products and Cosmetics

Under the Food, Drug and Cosmetic Act, the FDA has authority for reviewing and approving any new drug product prior to its introduction into commerce. The FDA approval process involves, among other things, successfully completing clinical trials under an IND Application and obtaining a premarket approval after filing a New Drug Application (“NDA”). The NDA process requires a company to prove the safety and efficacy of a new drug product to the FDA’s satisfaction. The Dietary Supplement Health and Education Act (the “DSHEA”) provides the FDA with authority over the production and marketing of dietary supplements. In certain cases, the DSHEA also requires notification to the FDA before a company begins to market a dietary supplement. The DSHEA does not require prior approval by the FDA for the introduction of dietary supplements into the market, but does require that such products comply with the requirements of the DSHEA prior to and after their introduction into commerce. The FDA also has jurisdiction over cosmetic products and claims made for such products. While premarket approval is not required prior to the marketing of cosmetic products, the ingredients in such products must be recognized as being safe and appropriate for use in cosmetics and the FDA has authority with respect to the labeling, packaging and promotion of such products.

There are similar regulatory agencies with like authority and approval processes in Europe.

Licensing and Intellectual Property

Since 2010, we have filed United States patent applications relating to the active ingredient of our dietary supplement products, uses of the products and product formulations.  These included two applications for therapeutic methods involving the administrations of anatabine, its isomers and derivatives thereof for treating chronic inflammation that may be associated with disorders such as thyroiditis, cancer, arthritis, Alzheimer’s disease, and multiple sclerosis, an application for a beverage product containing anatabine or a derivative or salt thereof, an application for our CigRx ® formulation and our Anatabloc ® formulation as well as an application for the synthesis of anatabine and an application for a relapse prevention product. It also includes two applications that we filed in 2013 for our Anatabloc® Facial Crème formulation and for an anatabine based inhaler for smoking cessation. We also filed an application for a design patent relating to the 20-piece container used for our CigRx® and Anatabloc® products and a divisional application for food grade salts of anatabine. On October 15, 2013, the United States Patent and Trademark Office (the “PTO”) issued a patent (Patent No. 8,557,999) to RCP Development covering anatabine citrate, the active component in our company’s Anatabloc ® and CigRx® products.  In June 2012, the PTO issued a patent to RCP Development for an improved method of synthesizing anatabine that facilitates large scale commercial production of high purity anatabine. Also, in August 2012, the PTO issued a patent to RCP Development for an anatabine and yerba mate composition and uses thereof in assisting weight loss and curbing the urge for tobacco. In 2011, the PTO issued a design patent to RCP Development for the 20-piece dispenser used for our CigRx® and Anatabloc® products.  In 2014, RCP Development filed a divisional application with method claims in connection with its prior application for the Anatabloc® formulation and in lieu of the previously filed application.  We also have several international applications pending that relate to inflammation-mediated disorders, our anatabine and yerba mate composition, our Anatabloc® formulation, a relapse prevention product and the administration of anatabine, its isomers and derivatives thereof generally, and also for autism and seizure indications.

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

Off-Balance Sheet Arrangements

None.

Results of Operations

Our company’s unaudited condensed consolidated results for the three and six month periods ended June 30, 2014 and 2013 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30
$ thousands	2014	2013	2014	2013
Net sales	$721	$2,521	$1,844	$5,028
Cost of goods sold	325	1,494	782	2,880
Gross profit	396	1,027	1,062	2,148
Total operating expenses	12,834	9,852	23,323	19,194
Operating loss from continuing operations	(12,438)	(8,825)	(22,261)	(17,046)
Other income (expense), net	(268)	101	(276)	99
Net loss	$(12,706)	$(8,724)	$(22,537)	(16,947)
Total loss per common share basic and diluted	$(0.07)	$(0.05)	$(0.13)	$(0.10)
Weighted average shares outstanding, basic and diluted	181,859,940	166,491,509	178,130,698	166,488,665

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net Sales. For the three months ended June 30, 2014, net sales (gross sales less cash discounts, product discounts and product return allowance) were $0.7 million compared to $2.5 million during same period in 2013. The decrease of 71.4% was attributable exclusively to decreased Anatabloc® sales volume. The Company significantly reduced marketing related to Anatabloc® in response to the FDA warning letter received in December 2013.

Gross Profit. We had a gross profit of $0.4 million for the three months ended June 30, 2014 compared to a gross profit of $1.0 million for the same period in 2013. The decreased gross profit is attributable exclusively to the decreased Anatabloc® sales volume discussed above.

Total Operating Expenses. Total operating expenses (comprised of Sales and Marketing, General and Administrative and Research and Development expenses) were approximately $12.8 million for the three months ended June 30, 2014, an increase of approximately $2.9 million, or 30.3%, from approximately $9.9 million for the same period in 2013. General and administrative expenses increased by approximately $4.3 million, and sales and marketing costs decreased by approximately $1.5 million. Research and development costs were essentially even at approximately $0.7 million in both periods.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $0.8 million for the three months ended June 30, 2014, a decrease of approximately $1.5 million, or 62.8%, from approximately $2.3 million for the same period in 2013. The decrease in marketing expense was primarily attributable to the reduced promotion of our Anatabloc® dietary supplement in response to the FDA warning letter received in December 2013, which was offset by severance expenses of approximately $0.5 million. Due to the sales suspension of our Anatabloc® product we expect our sales and marketing expenses to be nominal in the near-term.

General and Administrative Expenses. General and administrative expenses were approximately $11.2 million for the three months ended June 30, 2014, an increase of approximately $4.3 million, or 63.5%, from approximately $6.9 million for the same period in 2013. For the three months ended June 30, 2014, we had decreased legal expenses of $2.8 million primarily related to our response to subpoenas in the government investigation and our related internal investigation which occurred in 2013 and an increase for non-cash charges of $2.7 million related to amortization of stock options issued and the modification of the time to exercise previously issued stock options. We had increases in executive salaries of $0.2 million due to adding two executives, Dr. Mullan as Chairman and CEO and Dr. Chapman as President. Also, we entered into severance agreements with certain of our employees as part of the office consolidation plan in connection with our corporate transition which increased our general and administrative expenses by $3.5 million. In addition, we had increases in stockholder expenses and travel of $0.7 million. In the near term, we expect decreased expenses as we implement our office consolidation plan and other measures to reallocate resources to our drug development plans.

Research and Development Expenses. We expended approximately $0.7 million on research and development in the three months ended June 30, 2014, compared to approximately the same expenditures in the comparable period in 2013. The research and development costs in the three months ended June 30, 2014 were directed principally toward the ongoing product development of Anatabloc® and the IND submission to the FDA. In the three months ended June 30, 2014, we incurred $35 thousand of expense based on the Research and Royalty Agreement with an affiliate of the Roskamp Institute under which we are obligated to pay a royalty of 5% on all Anatabloc® sales. See Item 1. Business-Our Current Product Development Initiatives-Our Relationship with the Roskamp Institute” in our 2013 10-K for more information relating to the Roskamp Institute.

Other Income and Expense, net. We had net other expenses of approximately $0.3 million for the three months ended June 30, 2014. The primary component was a loan loss reserve for the Note Receivable for inventory and equipment from Starion LLC, the company that purchased the dissolvable tobacco business from us in 2013. See Note 3 “Discontinued Operations” to the financial statements contained in this Report for more information on the transaction. For the same period in 2013, we had net other income of $0.1 million. The primary component was the receipt of a trademark infringement settlement.

Net Loss. We had a net loss of approximately $12.7 million for the three months ended June 30, 2014 compared to a net loss of approximately $8.8 million for the same period in 2013. The increased net loss for the three months ended June 30, 2014 was primarily due to increases in stock based compensation and severance costs offset by lower sales and marketing expenses and legal expenditures.

For the three months ended June 30, 2014, we had a basic and diluted loss per share of $(0.07) compared to a basic and diluted loss per share of $(0.05) for the comparable period in 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net Sales. For the six months ended June 30, 2014, net sales (gross sales less cash discounts, product discounts and product return allowance) were $1.8 million compared to $5.0 million during same period in 2013. The decrease of 63.3% was attributable exclusively to decreased Anatabloc® sales volume. The Company significantly reduced marketing related to Anatabloc ® in response to the FDA warning letter received in December 2013.

Gross Profit. We had a gross profit of $1.1 million for the six months ended June 30, 2014 compared to a gross profit of $2.1 million for the same period in 2013. The decreased gross profit is attributable exclusively to the decreased Anatabloc® sales volume discussed above.

Total Operating Expenses. Total operating expenses (comprised of Sales and Marketing, General and Administrative and Research and Development expenses) were approximately $23.3 million for the six months ended June 30, 2014, an increase of approximately $4.1 million, or 21.5%, from approximately $19.2 million for the same period in 2013. General and administrative expenses increased by approximately $8.5 million, and sales and marketing costs decreased by approximately $3.8 million. Research and development costs decreased $0.6 million.

Sales and Marketing Expenses. Sales and Marketing expenses were approximately $1.7 million for the six months ended June 30, 2014, a decrease of approximately $3.8 million, or 69.1%, from approximately $5.4 million for the same period in 2013. The decrease in marketing expense was primarily attributable to the reduced promotion of our Anatabloc® dietary supplement in response to the FDA warning letter received in December 2013, which was offset by severance expenses of approximately $0.5 million. Due to the sales suspension of our Anatabloc® product we expect our sales and marketing expenses to be nominal in the near-term.

General and Administrative Expenses. General and administrative expenses were approximately $20.1 million for the six months ended June 30, 2014, an increase of approximately $8.5 million, or 73.0%, from approximately $11.6 million for the same period in 2013. For the six months ended June 30, 2014, we had decreased legal expenses of $3.8 million primarily related to our response to subpoenas in the government investigation and our related internal investigation which occurred in 2013 and an increase for non-cash charges of $7.2 million related to amortization of stock options issued and the modification of the time to exercise previously issued stock options. We had increases in executive salaries of $0.5 million due to adding two executives, Dr. Mullan as Chairman and CEO and Dr. Chapman as President. Also, we entered into severance agreements with certain of our employees as part of the office consolidation plan in connection with our corporate transition which increased our general and administrative expenses by $3.5 million. In addition, we had increases in stockholder expenses, travel, compensation consulting and various other expenses of $0.5 million. In the near term, we expect decreased expenses as we implement our office consolidation plan and other measures to reallocate resources to our drug development plans.

Research and Development Expenses. We expended approximately $1.5 million on research and development in the six months ended June 30, 2014, compared to approximately $2.1 million in expenditures in the comparable period in 2013. The research and development costs in the six months ended June 30, 2014 were directed principally toward the ongoing product development of Anatabloc® and the IND submission to the FDA. In the six months ended June 30, 2014, we incurred $88 thousand of expense based on the Research and Royalty Agreement with an affiliate of the Roskamp Institute under which we are obligated to pay a royalty of 5% on all Anatabloc® sales. See Item 1. Business-Our Current Product Development Initiatives-Our Relationship with the Roskamp Institute” in our 2013 10-K for more information relating to the Roskamp Institute.

Other Income and Expense, net. We had net other expenses of approximately $0.3 million for the six months ended June 30, 2014. The primary component was a loan loss reserve for the Note Receivable for inventory and equipment from Starion LLC, the company that purchased the dissolvable tobacco business from us in 2013. See Note 3 “Discontinued Operations” to the financial statements contained in this Report for more information on the transaction.. For the same period in 2013, we had net other income of $0.1 million. The primary component was the receipt of a trademark infringement settlement.

Net Loss. We had a net loss of approximately $22.5 million for the six months ended June 30, 2014 compared to a net loss of approximately $16.9 million for the same period in 2013. The increased net loss for the six months ended June 30, 2014 was primarily due to increases in stock based compensation and severance costs offset by lower sales and marketing expenses and legal expenditures.

For the six months ended June 30, 2014, we had a basic and diluted loss per share of $(0.13) compared to a basic and diluted loss per share of $(0.10) the comparable period in 2013.

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

Since the introduction of Anatabloc®, our revenues have been derived almost entirely from the sales of our anatabine based nutraceutical products and, more particularly, Anatabloc®.  In August 2014, we determined to voluntarily suspend the sale of CigRx® and Anatabloc® for an indeterminate period of time, and we anticipate that this will bring the FDA warning letter matter to a close.  This action was taken in connection with an ongoing review of the extent to which our dietary supplement business, whether conducted by us or through future licenses and whether conducted in the U.S. or overseas, will impact our primary focus of developing pharmaceutical products from our anatabine-based compounds.  We anticipate that we will complete the review of the dietary supplement in a timeframe after the FDA responds to our pending NDIN. We may have to take a charge of all or part of the inventory value, once we complete our review of the dietary supplement.

Our future prospects will be dependent on our ability to develop pharmaceuticals, particularly given our intent to concentrate more effort and focus on this area as part of our ongoing corporate transition, and on our ability to begin generating income through royalties from the patented tobacco curing process with respect to which we are the exclusive licensee.

On March 12, 2014, we entered into a series of equity and financing transactions that resulted in gross proceeds to our company of approximately $9.3 million and cash availability under a credit facility of $5.8 million, for total funds available of $15.1 million. Under one of the transactions, holders of previously held warrants with strike prices ranging from $1.50 to $2.00 agreed to immediately exercise an aggregate of 4.2 million warrants at a reduced strike price of $1.00 per share.  The investors also were issued new warrants for an equal number of shares that have a term of seven years and a strike price of $1.00 per share.  This transaction resulted in proceeds of approximately $4.2 million.  Under another transaction, we sold 5.1 million shares with matching warrants to purchase another 5.1 million shares to other investors at a purchase price of $1.00 for each share and its matching warrant.  This transaction resulted in proceeds to us of $5.1 million. Finally, we entered into a credit facility with another investor under which that investor agreed to loan us up to $5.8 million.  The credit facility provides for an annual interest rate of 3% on any funds drawn by us.  It also provides the lender with the option to convert any loan amount to a unit consisting of a share of our common stock and a matching seven-year warrant at a conversion price of $1.00 per unit.

On August 8, 2014, we completed a private placement (the “August 2014 Private Placement”) that resulted in gross proceeds to us of approximately $4.25 million and an additional credit facility of approximately $1.75 million (the “Additional Credit Facility”). In the August 2014 Private Placement, we sold an aggregate of 10.625 million shares of our common stock at a price of $0.40 per share (the closing price of our common stock on the Nasdaq Global Market on August 6, 2014) to five accredited investors, some of whom are existing investors (or their affiliates) in the Company. The investors in the August 2014 Private Placement were also granted warrants to purchase an aggregate of 10.625 million shares at an exercise price of $1.00 per share. The warrants will expire on the seventh anniversary of the date of grant. As a part of the August 2014 Private Placement, the Company agreed to file with the SEC a resale registration statement covering the purchased shares and the shares issuable pursuant to the granted warrants within 75 days of the closing of the transaction.

In connection with the August 2014 Private Placement, one of the investors in the private placement entered into a credit facility with us for aggregate borrowing availability of up to $1.75 million. The credit facility provides for an annual interest rate of 3% on any funds drawn by us. It also provides the lender with the option to convert any loan amount to a unit of our common stock and a matching seven-year warrant at a conversion price and exercise price of $1.00 per share. The term of the line of credit does not allow the Company to draw funds under the line until all funds available from the March 12, 2014 credit line is exhausted. The borrowing availability under the credit facility will be reduced by any future financing transactions by us in excess of $5.8 million. Also in connection with the transaction, the terms of the March 12, 2014 line of credit were amended whereby (i) the August 2014 Private Placement would not reduce the borrowing availability under the line of credit, (ii) the line of credit was extended to August 15, 2015 compared to the original date of April 15, 2014, and (iii) the ability of the Company to draw all funds available under the credit line at the end of term was eliminated. All other terms and conditions of the March 12, 2014 credit line remained materially unchanged.

Our issuance of common stock and warrants in the August 2014 Private Placement was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506 thereunder.  Such issuance was made solely to “accredited investors” under Rule 506 and was made without any form of general solicitation and with full access to any information requested by the investors regarding our company or the securities offered in the private placement.

We currently believe that, after giving effect to the equity and credit facility transactions, we have sufficient funding to support our operations through the second quarter of 2015.  However, depending upon, among other factors, product sales levels, the results of ongoing product development initiatives and trials, market conditions, increased expenses beyond what we currently budgeted for 2014 (in particular, our operating expenses or increased expenses related to the corporate transition matters), increased costs beyond our forecast, costs associated with the ongoing investigation and civil litigation matters to the extent not covered by insurance, and the price of our common stock, it may be necessary for us to seek additional capital before that time, including through debt financing and additional equity offerings.  There can be no assurance that we will be successful in obtaining such funding at commercially favorable terms, if at all. If we are unable to raise additional capital (including through the exercise of outstanding warrants and stock options and through private placements of our securities, each of which has been a primary source of our financing in the past), our liquidity may be materially adversely affected.  Any equity financing will be dilutive to our existing stockholders.

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

Summary of Balances and Recent Sources and Uses

As of June 30, 2014, we had approximately $2.2 million of negative working capital, of which approximately $3.7 million was cash and cash equivalents and $5.6 million was liabilities to be paid in company common stock.

Net Cash From Operating Activities. During the six months ended June 30, 2014, approximately $9.4 million of cash was used in operating activities compared to approximately $10.7 million of cash used in operating activities during the same period in 2013. Cash used in operations was approximately $1.3 million lower during the six months ended June 30, 2014 as compared to the same period in 2013, due primarily to decreases in sales and marketing expenses.

Net Cash From Investing Activities. During the six months ended June 30, 2014, we used $47 thousand for leasehold improvements for our office in Sarasota, Florida and generated $18 thousand from investing activities, as we continue to receive payments from the sale of licensing rights related to the sale of our cigarette business in 2007. During the same period in 2013, we generated $16 thousand from payments from the sale of our licensing rights related to the sale of our cigarette business in 2007.

Net Cash From Financing Activities. During the six months ended June 30, 2014, we generated net cash from financing activities of $9.3 million through the exercise of warrants for $4.2 million and the sale of common stock for gross proceeds of $5.1 million. During the same period in 2013, we generated net cash from financing activities of approximately $23 thousand through the exercise of warrants for $30 thousand partially offset by $7 thousand for long term debt payments.

Net Cash Used in MSA Escrow Payments. Given the fact that we discontinued the sale of cigarettes in June 2007, we do not have any ongoing obligation to make any deposits into escrow. During the six months ended June 30, 2014 and June 30, 2013, we did not make any deposits for the sale of cigarettes in the MSA states.

Cash Demands on Operations

During the three and six months ended June 30, 2014, we had net losses that totaled $(12.7) and $(22.5) million, respectively. See “Overview” and “Results of Operations” above for a discussion of our increased operating expenses that resulted in an increased use of cash during the three and six months ended June 30, 2014

Contingent Liabilities and Cash Demands

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of June 30, 2014, the end of the period covered by this Report, our disclosure controls and procedures were effective.

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

PART II-OTHER INFORMATION

Item 1.     Legal Proceedings

Class Action Lawsuits

Three individuals, Francis J. Reuter, Charles Boravian and Marty Cole, filed separate similar purported class actions on behalf of putative classes of persons or entities collectively encompassing those who purchased or otherwise acquired shares of the Company’s common stock between October 31, 2011 and March 18, 2013. The first action was filed on or about March 25, 2013 in the United States District Court for the Eastern District of Virginia, Francis J. Reuter v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00183-JAG (the “Reuter Action”). The Reuter Action named as defendants the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc. (which is now known as RCP Development, Inc.), and certain of the Company’s current or former officers and/or employees. The second action was filed on or about March 26, 2013 in the United States District Court for the District of Massachusetts, Boravian v. Star Scientific, Inc. et al. D. Mass. 13-1-695-DJC (the “Boravian Action”). The Boravian Action named as defendants the Company and Jonnie R. Williams, Sr. and was voluntarily dismissed by the plaintiff. The third action was filed on or about May 7, 2013 in the United States District Court for the Eastern District of Virginia, Cole v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00287-JAG (the “Cole Action”).  The Cole Action named as defendants, the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc. (which is now known as RCP Development, Inc.), and certain of its officers and employees. In general, the complaints collectively allege that the Company and the individual defendants violated Section 10(b) under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as related to statements made regarding its past and future prospects and certain scientific data relating to its products, as well as related to unspecified private placements and related party transactions engaged in since 2006.  The Reuter Action and the Cole Action have been consolidated and a lead plaintiff was appointed by the Court in the consolidated cases on June 21, 2013. Pursuant to a joint scheduling order in place in these cases, plaintiff filed a consolidated operative complaint on September 5, 2013 and defendants filed a motion to dismiss the consolidated operative complaint on October 25, 2013. Following full briefing and argument on January 7, 2014, the Court indicated that it would not grant the motion at that time and would allow the case to proceed to discovery, but ordered additional briefing.  Also, the Court entered a scheduling order for discovery and an order directing the parties to participate in mediation before a Magistrate Judge. Defendants thereafter filed answers.  Subsequently, the United States, on January 28, 2014 moved to stay discovery in the case pending the completion or other disposition of the criminal trial of former Governor McDonnell and his wife. That motion was granted by the Court on January 28, 2014. On February 12, 2014, the Court granted a joint motion by the parties to stay all deadlines other than a court sponsored mediation session and the issuance of the Court's opinion on the motion to dismiss. On March 11, 2014, defendants filed a motion for leave to submit new authority in support of their motion to dismiss. On March 13, 2014, the Court granted defendants’ motion and ordered the submission of additional supplemental briefs by the parties. Those briefs were filed on March 19, 2014 and March 26, 2014. On June 11, 2014, a mediation conference was held before Magistrate Judge David J. Novak. On July 29, 2014, the parties participated in a private mediation and are in the final stages of a settlement dependent on certain material conditions within the control of third-parties.  There is no assurance that such conditions will be satisfied to enable the parties to consummate a settlement.  If settled upon the discussed terms, it is anticipated that the settlement will be funded with insurance proceeds and accordingly will not impact the Company’s financial position.

Stockholder Derivative Lawsuits

Four individuals, David C. Inloes, William Skillman, Harold Z. Levine and Louis Lim, filed separate, but similar derivative actions naming all or most of the Company’s then current directors, several officers of the Company and, in one case, one former director as defendants. Two of the actions were filed in the United States District Court for the Eastern District of Virginia, Alexandria Division (the “Alexandria Actions”).  The first Alexandria Action, William Skillman v. Jonnie R. Williams et al., was filed on May 2, 2013. The second Alexandria Action, David C. Inloes v. Jonnie R. Williams et. al., was filed on May 3, 2013. The Alexandria Actions have been consolidated and co-lead counsel appointed by the Court.  Pursuant to a court order, plaintiffs filed a consolidated amended complaint on January 13, 2014 and a motion to dismiss was filed on February 3, 2014 on behalf of all of the defendants.  Also, on February 3, 2014, the Company, as nominal defendant, moved to stay or dismiss this action pending a resolution of the securities class action litigation pending in Federal Court in Richmond, Virginia. Separately, on January 29, 2014, the United States moved to stay discovery in the case pending the completion or other disposition of the criminal trial of former Governor McDonnell and his wife.  That motion was granted by the Court on January 30, 2014.  On February 28, 2014, the Court granted the Company’s motion to stay the case, ruling that the case would be stayed for all purposes pending further order of the Court and ordering the Company, within ten days of the dismissal or resolution of the Richmond securities class action or the trial court's verdict in the McDonnell case, whichever occurs first, to file a report indicating what action, if any, it intends to take with regard to this case, including specifically, without limitation, whether it intends to pursue or seek dismissal of the claims asserted against each of the named individual defendants.

The third derivative action, Harold Z. Levine v. Jonnie R. Williams, et. al., was filed on July 8, 2013, in the Circuit Court for the City of Richmond (the “Levine Action”), and the fourth case, Louis Lim v. Christopher C. Chapman, et. al., was filed in the Circuit Court for Henrico County on July 11, 2013 (the “Lim Action”). In general, the complaints collectively allege that the Company’s directors and officers breached their fiduciary duties by causing the Company to issue false and misleading statements regarding its past and future prospects and certain scientific data relating to its products, as well as engaging in certain unspecified private placements and related party transactions since 2006.  On July 1, 2013 and August 1, 2013, stipulations were filed in each of the state court actions that stayed the period for defendants to respond to the complaints. These stipulations were later entered by the Courts. In May 2014, the parties to both state court derivative actions filed further stipulations subsequently endorsed by the Courts that provided for the transfer of the Lim Action to the Circuit Court for the City of Richmond, the consolidation of the Lim Action with the Levine Action, and a further stay of the deadline for a response to the complaint. Under the current schedule, the parties will meet and confer telephonically following the report required in the Alexandria Actions. Unless the parties agree to a different timeline at that conference, the deadline for a response to the complaint will be either 21 days from the designation of one of the current complaints as the operative complaint or 35 days from the service of a consolidated amended complaint. The Company intends to vigorously defend against these claims. However, at this time, it cannot predict the probable outcome of these claims.  Accordingly, no amounts have been accrued in the consolidated financial statements.

Demands for Inspection of Books and Records and for Investigation

Two individuals, Bruce A. Welker and Michael Weber, have written to the Company requesting that it produce various books and records pursuant to Delaware Code Section 220.  Mr. Welker’s letter was dated May 31, 2013, and the letter sent on behalf of Mr. Weber was dated June 5, 2013.  The Company has responded by letter to these demands, has been in subsequent communication with counsel regarding the demands, and has produced certain documents to the stockholders.  One individual, Steven Segall, has written to the Company’s Board of Directors and demanded that the Board investigate certain claims and take appropriate remedial action in response to alleged wrongdoing that took place between 2010 and 2013.  The Company advised Mr. Segall that the Board of Directors would review the issues raised in his demand letter and further respond once that review was complete.  Following a full review by a Committee of independent directors, assisted by separate outside counsel, the Board upon recommendation of the Committee determined that Mr. Segall’s demand should be refused pending the outcome of related securities litigation and directed that this decision be communicated to counsel for Mr. Segall.

FDA Warning Letter

On December 24, 2013, we received a warning letter, from the FDA regarding its CigRx® and Anatabloc® dietary supplements.  In the letter the FDA asserted that CigRx ® and Anatabloc ® were not properly marketed as dietary supplements, since we had not filed a New Dietary Ingredient Notification, or NDIN, for anatabine as a dietary ingredient prior to the introduction of its dietary supplements.  The FDA also claimed that certain materials on our websites, including published research articles, contained drug claims for Anatabloc ®. We responded to the warning letter on January 31, 2014, contesting the FDA’s position with respect to the status of our dietary supplements and noting that we had voluntarily removed from our websites, materials objected to by the FDA.  Although we do not believe (and has not conceded) that the submission of an NDIN is a prerequisite to the lawful marketing of anatabine as a dietary ingredient, we voluntarily submitted an NDIN to the FDA in June 2014 for the dietary ingredient anatabine.

Consumer Class Action

On January 27, 2014, Howard T. Baldwin filed a purported class action naming the Company, Rock Creek Pharmaceuticals, Inc. (now known as RCP Development, Inc.) and GNC Holding, Inc., or “GNC,” as defendants.  The case was filed in the United States District Court for the Northern District of Illinois.  Generally, the complaint alleges that claims made for the Company’s Anatabloc® product have not been proven and that individuals purchased the product based on alleged misstatements regarding characteristics, uses, benefits, quality and intended purposes of the product.  The complaint purports to allege claims for violation of state consumer protection laws, breach of express and implied warranties and unjust enrichment.  The Company has agreed to indemnify and defend GNC pursuant to the terms of the purchasing agreement between RCP Development and GNC. Consistent with that commitment, the Company has agreed to assume the defense of this matter on its own behalf as well as on behalf of GNC. The defendants filed a motion to dismiss the complaint on March 24, 2014 and the Court heard oral argument on the motion on May 15, 2014. The Court has taken the motion under advisement. The Company intends to vigorously defend against these claims.  However, at the present time, it cannot predict the possible outcome of these claims.  Accordingly, no amount has been accrued in the consolidated financial statements.

Item 1A.     Risk Factors

There have been no material changes to the risk factors previously disclosed in “Part I - Item 1A. Risk Factors” of our 2013 10-K.

Item 6.     Exhibits

(a) Exhibits

Number	Description
3.1	Tenth Amended and Restated Certificate of Incorporation, effective as of June 4, 2014 (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2014).
3.2	By-Laws of Rock Creek Pharmaceuticals, Inc., effective as of June 4, 2014 (Incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 4, 2014).
4.1	Specimen Common Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 4, 2014).
10.1	Agreement, dated April 30, 2014, between Star Scientific, Inc. and Robert E. Pokusa (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 2, 2014).
10.2	Separation and Consulting Agreement, dated May 19, 2014, between Star Scientific, Inc. and Paul L. Perito (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 23, 2014).
10.3	Agreement, dated June 20, 2014, between Rock Creek Pharmaceuticals, Inc. and David M. Dean. (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 26, 2014).
10.4	Lease Agreement dated March 1, 2014 between Roskamp Institute and Star Scientific, Inc. now know as Rock Creek Pharmaceuticals, Inc.
10.5	Form of Securities Purchase and Registration Right agreement dated August 8, 2014 between Rock Creek Pharmaceuticals, Inc. and Investor.
10.6	Amendment No. 1 to Loan Agreement dated August 8, 2014 between John Joseph McKeon and Rock Creek Pharmaceuticals, Inc. (f/k/a Star Scientific, Inc.)
10.7	Loan Agreement dated August 8, 2014 between Feehan Partners, LP and Rock Creek Pharmaceuticals, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(1)

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	This certificate is being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK CREEK PHARMACEUTICALS, INC.

Date: August 11, 2014	/s/ Park A. Dodd, III
Park A. Dodd, III Authorized Signatory and
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

