Form 10-Q/A
period 2014-06-30
ROCK CREEK PHARMACEUTICALS, INC.
filed 2014-08-18
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Rock Creek Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “Form 10-Q”). This Amendment is being filed (i) to file Exhibit 10.3, which was inadvertently omitted from the Form 10-Q, and (ii) to remove the language in the Exhibit Index (in Item 6 of the Form 10-Q) indicating that Exhibit 10.3 had been previously filed and was incorporated by reference.

In addition, in connection with the filing of this Amendment, the Company is including new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect any events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures contained in the original Form 10-Q.

Item 6.     Exhibits

(a) Exhibits

Number	Description
3.1	Tenth Amended and Restated Certificate of Incorporation, effective as of June 4, 2014 (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2014).
3.2	By-Laws of Rock Creek Pharmaceuticals, Inc., effective as of June 4, 2014 (Incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 4, 2014).
4.1	Specimen Common Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 4, 2014).
10.1	Agreement, dated April 30, 2014, between Star Scientific, Inc. and Robert E. Pokusa (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 2, 2014).
10.2	Separation and Consulting Agreement, dated May 19, 2014, between Star Scientific, Inc. and Paul L. Perito (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 23, 2014).
10.3	Agreement, dated June 20, 2014, between Rock Creek Pharmaceuticals, Inc. and David M. Dean.
10.4	Lease Agreement dated March 1, 2014 between Roskamp Institute and Star Scientific, Inc. now know as Rock Creek Pharmaceuticals, Inc.*
10.5	Form of Securities Purchase and Registration Right agreement dated August 8, 2014 between Rock Creek Pharmaceuticals, Inc. and Investor.*
10.6	Amendment No. 1 to Loan Agreement dated August 8, 2014 between John Joseph McKeon and Rock Creek Pharmaceuticals, Inc. (f/k/a Star Scientific, Inc.)*
10.7	Loan Agreement dated August 8, 2014 between Feehan Partners, LP and Rock Creek Pharmaceuticals, Inc.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(1)*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(1)*

EX-101.INS	XBRL Instance Document*
EX-101.SCH	XBRL Taxonomy Extension Schema*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed with original Form 10-Q on August 11, 2014.

(1)	This certificate is being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK CREEK PHARMACEUTICALS, INC.

Date: August 18, 2014	/s/ Park A. Dodd, III
Park A. Dodd, III Authorized Signatory and
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)