Form 10-Q
period 2014-09-30
ROCK CREEK PHARMACEUTICALS, INC.
filed 2014-11-10
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-15324

ROCK CREEK PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1402131
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2040 Whitfield Ave., Suite 300, Sarasota, Florida 34243	844-727-0727
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Yes  ☐ No ☑

As of November 5, 2014, 192,997,235 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this quarterly report on Form 10-Q, or “Report,” to “Rock Creek Pharmaceuticals,” “Rock Creek,” “the Company,” “we,” “our,” “us,” “our company” and similar terms refer to Rock Creek Pharmaceuticals, Inc. and its wholly owned subsidiaries, RCP Development, Inc., a Delaware corporation, and Star Tobacco, Inc., a Virginia corporation, which also may be referred to in this Report as “RCP Development” and “Star Tobacco,” respectively.

 SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, including the continued development and market acceptance of our nutraceutical products, the effect of any competitive products, our ability to license and protect our intellectual property, our ability to raise additional capital in the future that is necessary to maintain our business, changes in government policy and/or regulation, potential litigation by or against us, any governmental review of our products or practices, and the outcome of the ongoing investigations and related matters discussed herein. Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 17, 2014.

Readers are cautioned not to place undue reliance on the forward-looking statements made in this Report or that we make from time to time, and to consider carefully the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,667	$3,881
Receivable from sale of licensing rights	-	18
Note receivable-short term	71	66
Inventories, net	-	-
Prepaid expenses and other current assets	519	582
Total current assets	3,257	4,547
Property, plant and equipment, net	211	68
Intangible assets, net of accumulated amortization	419	472
Note receivable-long-term-net	194	517
MSA escrow funds	482	482
Discontinued operations assets	621	4,797
Assets held for sale of discontinued operations	69	69
Total assets	$5,253	$10,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,008	$1,770
Accrued expenses	8,077	843
Due to stockholders	50	50
Current liabilities of discontinued operations	788	1,310
Total liabilities	10,923	3,973
Commitments and contingencies (note 7)	-	-
Stockholders’ equity:
Common stock (A)	19	17
Additional paid-in capital	291,253	271,327
Accumulated deficit	(296,942)	(264,365)
Total stockholders’ equity	(5,670)	6,979
Total liabilities and stockholders’ equity	$5,253	$10,952

(A)	$0.0001 par value per share, 274,800,000 shares authorized, and 192,997,235 and 172,384,178 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Net sales	$-	$-	$-	$-
Less:
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
Operating expenses:
Sales and marketing
General and administrative	4,320	2,792	24,471	14,439
Research and development	1,694	373	3,193	2,493
Total operating expenses	6,014	3,165	27,664	16,932
Operating loss	(6,014)	(3,165)	(27,664)	(16,932)
Other income (expense), net	(33)	1,257	(307)	1,356
Net loss from continuing operations before income taxes	(6,047)	(1,908)	(27,971)	(15,576)
Income tax expense	-	-	-	-
Net (loss) from continuing operations after taxes	(6,047)	(1,908)	(27,971)	(15,576)
Discontinued operations, net:
Loss on discontinued operations	(384)	(1,460)	(997)	(4,740)
Loss on discontinued assets	(3,610)	-	(3,610)	-
Total discontinued operations	(3,994)	(1,460)	(4,607)	(4,740)

Net loss	$(10,041)	$(3,368)	$(32,578)	$(20,316)

Net loss basic and diluted per common share
Continuing operations	$(0.03)	$(0.01)	$(0.15)	$(0.09)
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.03)
Total basic and diluted	$(0.05)	$(0.02)	$(0.18)	$(0.12)
Weighted average shares outstanding, basic and diluted	188,493,159	168,194,931	181,635,648	167,059,535

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

($ in thousands)

	Common stock		Additional Paid-In	Accumulated
	Shares (A)	Amount	Capital	Deficit	Total
Balances, December 31, 2013	172,369	$17	$271,327	$(264,365)	$6,979
Stock issuance	5,100	1	5,112	-	5,113
Warrant and option exercise	4,168	-	4,168	-	4,168
Stock-based compensation	223	-	3,545	-	3,545
Net Loss	-	-	-	(9,830)	(9,830)
Balances, March 31, 2014 (unaudited)	181,860	$18	$284,152	$(274,195)	$9,975
Stock issuance	-	-	-	-	-
Warrant and option exercise	-	-	-	-	-
Stock-based compensation	-	-	2,077	-	2,077
Net Loss	-	-	-	(12,706)	(12,706)
Balances, June 30, 2014 (unaudited)	181,860	$18	$286,229	$(286,901)	$(654)
Stock issuance	11,137	1	4,560	-	4,561
Warrant and option exercise	-	-	-	-	-
Stock-based compensation	-	-	464	-	464
Net Loss	-	-	-	(10,041)	(10,041)
Balances, September 30, 2014 (unaudited)	192,997	$19	$291,253	$(296,942)	$(5,670)

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Operating activities:
Net loss from continuing operations	$(27,971)	$(15,576)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	64	64
Loss (gain) on disposal of asset	56	-
Provision for bad debt	275	-
Stock-based compensation	8,477	1,338
Stock-based compensation for services	229	-
Increase (decrease) in cash resulting from changes in:
Current assets	63	(235)
Current liabilities	4,853	445
Net cash flows used in operating activities	(13,954)	(13,964)
Investing activities:
Purchases of property and equipment	(211)	-
Proceeds from note receivable	43	-
Proceeds from sale of licensing rights	18	24
Net cash flows from (used in) investing activities	(150)	24
Financing activities:
Proceeds from issuance of common stock	9,675	-
Proceeds from stock option and warrant exercise	4,168	4,074
Payments on long-term debt obligation	-	(7)
Net cash flows from financing activities	13,843	4,067
MSA escrow deposits	-	(1)
Decrease in cash and cash equivalents from continuing operations	(261)	(9,874)
Cash flows used in discontinued operations:
Net cash flows used in operating activities	(953)	(4,846)
Net cash flows used in investing activities	-	-
Net cash flows from financing activities	-	-
Net cash flows from discontinued operations	(953)	(4,846)
Decrease in cash and cash equivalents	(1,214)	(14,720)
Cash and cash equivalents, beginning of period	3,881	23,121
Cash and cash equivalents, end of period	$2,667	$8,401

 See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

The Company has been operating at a loss for the past eleven years. Rock Creek’s future prospects will depend on its ability to transition into the area of drug development. The Company expects that its revenues will be dependent on the ability to successfully implement its drug development program, but it has no drug products in advance development as of this date. The Company’s future will be dependent on raising capital to sustain its drug development program until a successful commercial product development occurs, if any.

Rock Creek introduced CigRx®, its dietary supplement to curb the urge to smoke, in August 2010 and Anatabloc®, its dietary supplement for anti-inflammatory support, in August 2011 through an interactive website and a customer service center. In December 2013, the Company received a warning letter from the United States Food and Drug Administration (“FDA”) indicating the dietary supplement products required the filing of a New Dietary Ingredient Notification (“NDIN”) to be legally marketed. On January 31, 2014, the Company responded to the FDA’s warning letter. In June 2014, the Company filed an NDIN with the FDA. On August 8, 2014, the Company determined to voluntarily suspend its sale of CigRx® and Anatabloc® for an indeterminate period of time pending the FDA review of the Company’s NDIN.  On August 25, 2014, the Company received a response to the NDIN from the FDA. The letter indicated that the FDA considers anatabine, a principal ingredient in these products, to be a drug, because anatabine was intended to provide anti-inflammatory support, and was previously authorized for investigation as a new drug. Based on the FDA position, the Company permanently exited the dietary supplement business for anatabine in the United States (“U.S.”). However, the Company will continue to seek opportunities to license the product for overseas markets. All of the Company’s revenues, cost of goods sold, marketing and sales, inventory and manufacturing machinery related to the dietary supplement business were accounted for as discontinued operations effective September 2014, since the Company exited the U.S. market. The FDA notified the Company in a close out letter dated October 21, 2014 that the FDA has completed it’s evaluation of the Company’s corrective actions in response to the warning letter issued on December 24, 2013. In this notification the FDA stated based on it’s evaluation, the Company has addressed the putative violations in the warning letter.

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

On August 8, 2014, the Company completed a private placement (the “August 2014 Private Placement”) that resulted in gross proceeds to the Company of approximately $4.25 million and an additional credit facility of approximately $1.75 million. In the August 2014 Private Placement, the Company sold an aggregate of 10.625 million shares of its common stock at a price of $0.40 per share (the closing price of the Company’s common stock on the Nasdaq Global Market on August 6, 2014) to five accredited investors, some of whom are existing investors (or their affiliates) in the Company. The investors in the August 2014 Private Placement were also granted warrants to purchase an aggregate of 10.625 million shares at an exercise price of $1.00 per share. The warrants will expire on the seventh anniversary of the date of grant. As a part of the August 2014 Private Placement, the Company agreed to file with the SEC a resale registration statement covering the purchased shares and the shares issuable pursuant to the granted warrants within 75 days of the closing of the transaction.

In connection with the August 2014 Private Placement, one of the investors in the private placement entered into a credit facility with the Company for aggregate borrowing availability of up to $1.75 million. This investor also received a warrant to purchase 175,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The credit facility provides for an annual interest rate of 3% on any funds drawn by the Company. It also provides the lender with the option to convert any loan amount into a unit of our common stock and a matching seven-year warrant at a conversion price and exercise price of $1.00 per share. The term of the line of credit does not allow the Company to draw funds under the line until all funds available from the March 12, 2014 credit line are exhausted. The borrowing availability under the credit facility will be reduced by any future financing transactions by the Company in excess of $5.8 million. Also in connection with the transaction, the terms of the March 12, 2014 line of credit were amended whereby (i) the August 2014 Private Placement would not reduce the borrowing availability under the line of credit, (ii) the line of credit was extended to August 15, 2015 compared to the original date of April 15, 2015, and (iii) the ability of the Company to draw all funds available under the credit line at the end of term was eliminated. All other terms and conditions of the March 12, 2014 credit line remained materially unchanged.

While the Company may seek to obtain funds in the future through other financing arrangements, there is no guarantee that these efforts would be successful or commercially feasible given its continued operating losses. Moreover, the Company’s ability to raise future funds on terms acceptable to it (including through the exercise of outstanding warrants) will depend on a number of factors, including the performance of the Company’s stock price and its operational performance. The Company may also delay the payment of various payables and other outstanding obligations to conserve cash. If the Company is unable to raise additional capital, its liquidity may be materially adversely affected. Any equity financing will be dilutive to the Company’s existing stockholders.

The Company believes it has available from the financings completed in March and August 2014, including the credit lines, sufficient funds to operate through the second quarter of 2015. The Company does not have enough cash and available credit lines to sustain it for the next twelve months based on the Company’s current operating plan, therefore, there is substantial doubt about the Company’s ability to continue to be a going concern. The Company’s continuation as a going concern depends upon its ability to obtain additional financing to provide cash to meet its obligations as may be required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that the Company will be successful in obtaining funding at commercially reasonable terms. The Company has no commercial products on the market at this time due to exiting the dietary supplement market in the U.S. It is pursuing overseas markets through licensing arrangements. However, it has not yet entered into any such licensing arrangements.

3.	Discontinued Operations:

Dissolvable Tobacco Operations:

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

On December 14, 2012, the Company’s Board of Directors (the “Board”) voted unanimously to discontinue the manufacturing, distribution and sale of the Company’s dissolvable smokeless tobacco products, Ariva ® and Stonewall Hard Snuff ®, as of December 31, 2012. The Board was motivated to take this action in light of the continued losses and low sales for its dissolvable tobacco products over the several years preceding this decision. It was also motivated by the fact that restrictions under the Family Smoking Prevention and Tobacco Control Act, which prohibit a company from making any statements about the comparative safety of various types of tobacco products, made it extremely difficult to effectively market its dissolvable tobacco products, notwithstanding that they represented a meaningful alternative to cigarettes and traditional smokeless tobacco products. The Board’s action was further influenced by the fact that continuing to manufacture dissolvable tobacco products had a negative impact on its ability to interest leading research centers in undertaking clinical research related to its anatabine compound and its potential for providing support in managing excessive inflammation.

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

As of September 30, 2014 and December 31, 2013, assets of the discontinued operations consisted of machinery held for sale with a value of $69 thousand. As of December 31, 2013, liabilities of discontinued operations consisted of $29 thousand related to severance due to former dissolvable tobacco operations employees. All of this liability has been satisfied as of September 30, 2014.

The Company owns the manufacturing equipment located at its dissolvable tobacco manufacturing facility in Chase City, Virginia which is being held for sale as a result of the Company’s decision to exit the dissolvable tobacco business as of December 31, 2012.

Dietary Supplements:

The Company exited the U.S. dietary supplement business upon completion of its assessment regarding the FDA’s response to the Company’s NDIN for Anatabloc® and CigRx®. As a result of the decision, the Company has taken a charge in the three months ended September 30, 2014 of $3.6 million which includes all inventory of the dietary supplements and write down of specialized packaging equipment and other assets. See Note 2 “Liquidity and Management Plans” for further details related to the business discontinuance.

The following represents a summary of the operating results of the Company’s dietary supplement operations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ thousands	2014	2013	2014	2013
	(Unaudited)
Net sales	$297	$2,261	$2,139	$7,289
Cost of goods sold	508	1,416	1,291	4,297
Gross margin (loss)	(211)	845	848	2,992
Operating expenses (sales and marketing)	173	2,305	1,845	7,732
Total discontinued operating loss	$(384)	$(1,460)	$(997)	$(4,740)

Assets and liabilities of the discontinued dietary supplement operations consisted of the following as of:

$ thousands	September 30, 2014 (unaudited)	December 31, 2013
Assets:
Inventory	$-	$3,473
Prepaid Expenses	621	993
Machinery and Equipment	-	331
Total assets	$621	$4,797

Liabilities:
Accounts Payable	$507	$312
Accrued expenses	281	969
Total liabilities	$788	$1,281

4.	Inventories:

All of the Company’s inventory pertained to its dietary supplement products and is therefore classified in discontinued operations. See Note 3 “Discontinued Operations” for further discussion and details.

5.	Long-term Debt:

The Company had no long-term debt as of September 30, 2014.

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

On January 2, 2014, the Company issued 3,000,000 stock options with an exercise price of $1.16 to Dr. Michael J. Mullan, the Company’s Chairman and CEO, pursuant to his employment contract. On January 3, 2014, the Company granted awards of 223,052 shares that vested immediately with a share price of $1.02 per share to two of its brand ambassadors pursuant to their agreements with the Company to promote its dietary supplement and cosmetic products. On February 2, 2014, the Company issued 100,000 and 150,000 stock options with exercise prices of $1.30 and $2.00, respectively, and issued 50,000 shares of stock to the Company’s Vice President of Corporate Development and Strategy at the time he joined the Company.

On April 24, 2014, the Company issued 50,000 stock options with an exercise price of $0.72 to the Company’s Chief Scientific Officer.

On August 1, 2014, the Company issued 50,000 stock options to each of its two new directors with an exercise price of $0.37. The stock options vest over two years, 50% at the first anniversary of the date of grant and the remainder on the second anniversary of the date of grant.

At September 30, 2014, there were 25,425,000 options issued and outstanding with a weighted average exercise price of $2.12 per share.

A summary of the status of the Company’s unvested stock options at September 30, 2014, and changes during the three months then ended, is presented below.

Non-Vested Stock Options	Shares	Weighted Average Grant-Date Fair Value
Non-Vested at December 31, 2013	4,710,000	$0.95
Granted	3,250,000	0.85
Vested	-	-
Forfeited	(60,000)	(1.41)
Non-Vested at March 31, 2014	7,900,000	$0.90
Granted	50,000	0.55
Vested	(125,000)	0.47
Forfeited	-	-
Expired	-	-
Non-Vested at June 30, 2014	7,825,000	$0.91
Granted	100,000	0.28
Vested	-	-
Forfeited	-	-
Expired	-	-
Non-Vested at September 30, 2014	7,925,000	$0.91

As of September 30, 2014, there was $2.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements under the Plans.

During the nine months and three months ended September 30, 2014, no stock options were exercised.

The outstanding stock options as of September 30, 2014 had no intrinsic value.

Warrant activity:

During the nine months ended September 30, 2014, 4.2 million warrants were exercised resulting in gross proceeds to the Company of $4.2 million. There was no aggregate intrinsic value of the warrants exercised.

During the nine months ended September 30, 2014, 19.8 million warrants were issued. In the March 2014 financing, the Company issued 9.7 million warrants with an exercise price of $1.00. In the August 2014 Private Placement, the Company issued 10.8 million warrants with an exercise price of $1.00. Details of both financings are described in Note 2 “Liquidity and Management’s Plans”.

On June 12, 2014, 750,000 warrants were issued to a firm that will provide financial consulting services to the Company. The Company has recognized approximately $0.2 million of expense related to the warrants.

As of September 30, 2014, the Company had 27,137,580 warrants outstanding with a weighted average exercise price of $1.17 per share. The intrinsic value of the exercisable warrants at September 30, 2014 was zero.

Net Loss Basic and Diluted Per Common Share:

Due to the Company’s net losses, basic and diluted loss per share was $(0.05) and $(0.02) for the three months ended September 30, 2014 and 2013, respectively, including $(0.02) and $(0.01) attributed to loss from discontinued operations in the respective periods. The net losses, basic and diluted loss per share was $(0.18) and $(0.12) for the nine months ended September 30, 2014 and 2013, respectively, including $(0.03) and $(0.03) attributed to loss from discontinued operations in the respective periods. An aggregate of 52,562,580 at September 30, 2014 and 31,371,855 at September 30, 2013 of stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.

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

Following a status conference on October 10, 2014, which the court ordered since the parties have not yet been able to finalize the contingent settlement, the court lifted the discovery stay, set a trial date for May 18, 2015, and ordered briefing on class certification and for the defendants to refile their motion to dismiss. Efforts to attempt to finalize the settlement remain ongoing. If settled upon the discussed terms, it is anticipated that the settlement will be funded with insurance proceeds and accordingly will not impact the Company’s financial position.”

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

On October 29, 2014, a private mediation was held for the derivative actions, although no settlement resulted from the mediation. The parties are continuing to engage in discussions regarding a potential settlement. In the absence of a settlement, the Company intends to vigorously defend against these derivative claims. However, at this time, it cannot predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the consolidated financial statements.

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

FDA Warning Letter

On December 24, 2013, the Company received a warning letter from the FDA regarding its CigRx® and Anatabloc ® dietary supplements indicating they were not properly marketed as dietary supplements, since the Company had not filed a New Dietary Ingredient Notification (“NDIN”) for anatabine as a dietary ingredient prior to the introduction of its dietary supplements.  The FDA also claimed that certain materials on the Company’s websites, including published research articles, contained drug claims for Anatabloc ®. The Company responded to the warning letter on January 31, 2014, contesting the FDA’s position that a NDIN for anatabine as a dietary ingredient was required. In addition, the Company voluntarily removed from its websites, materials objected to by the FDA. Although the Company did not believe (and has not conceded), that the submission of an NDIN is a prerequisite to the lawful marketing of anatabine as a dietary ingredient, the Company voluntarily submitted an NDIN to the FDA in June 2014 for the dietary ingredient anatabine. On August 25, 2014, the Company received a response to the NDIN from the FDA. The letter indicated that the FDA considers anatabine, a principal ingredient in these products, to be a drug, because anatabine is intended to provide anti-inflammatory support, and was the subject of a previously filed Investigational New Drug Application (“INDA”). Based on the FDA’s position, the Company permanently exited the dietary supplement business in the U.S. However, it will continue to seek opportunities to license the products for overseas markets. All of the Company’s revenues, cost of goods sold, marketing and sales, inventory and manufacturing machinery related to the dietary supplement business were accounted for as discontinued operations effective September 2014 since the Company exited the U.S. market. The FDA notified the Company in a close out letter dated October 21, 2014 that the FDA has completed it’s evaluation of the Company’s corrective actions in response to the warning letter issued on December 24, 2013. In this notification the FDA stated based on it’s evaluation, the Company has addressed the putative violations in the warning letter.

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

Commitments

During the three months ended September 30, 2014, the Company entered into severance agreements with several employees. The Company accrued the full severance liability with respect to each severance agreement at the date of each severance agreement. As of September 30, 2014, the severance liability was $3.5 million, of which the Company expects to pay $2.6 million in the form of Company common stock.

The Company had purchase orders and other operating supply commitments totaling $3.3 million as of September 30, 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2014 and which was amended by the filing of Amendment No. 1 to that Form 10-K on April 30, 2014 (collectively, our “2013 10-K”). In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Report. The following discussion of our results of operations includes a discussion of the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and a discussion of the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Overview

Corporate Transition, Leadership and Operational Changes

Prior to the corporate transition in December 2013, our business strategy focused on:

1) selling dietary supplements,

2) selling a line of cosmetic products,

3) pursuing ongoing research and development by RCP Development of related dietary supplements and pharmaceutical products, and

4) to a much lesser degree, seeking to license our low-TSNA curing technology and related products.

Our current business strategy is to develop pharmaceutical products. An additional, but less financially significant strategy, is to take the dietary supplements to markets outside the U.S.

In late 2013, our senior management and Board of Directors determined to undertake certain significant corporate changes in order to better take advantage of the potential opportunities in the area of pharmaceutical products, including the development of products approved by the U.S. Food and Drug Administration (“FDA”).  In December 2013, our stockholders approved various matters necessary to effect the corporate transition.  As part of the corporate transition, Michael J. Mullan, MBBS (MD), PhD was appointed to serve as our Chief Executive Officer and as Chairman of our Board of Directors, and Christopher C. Chapman, MD was appointed to serve as our President.  In addition to these significant management changes, our stockholders elected a new Board of Directors consisting of five new directors (including Dr. Mullan) and one existing director (Dr. Chapman).

The corporate transition was driven, in large part, by our belief that it is in our stockolders’ best interest to focus more on pharmaceutical products because there is potential for greater revenue growth through pharmaceutical product sales.  Dr. Mullan and Dr. Chapman, who is a licensed physician in the state of Maryland, have extensive experience in the drug development and approval process.  Additionally, in connection with this corporate transition, we will be required to generate the appropriate preclinical and clinical data needed for Investigational New Drug (“IND”) applications related to pharmaceutical products. Drs. Mullan and Chapman are highly experienced in this area as well. Dr. Chapman has extensive experience with the IND process that will be invaluable in implementing part of the Company’s strategy going forward. Further, Dr. Mullan has strong scientific credentials that will be necessary to generate the information for the IND process as well as experience interacting with applicable scientific consultants and others with respect to the IND process and similar processes in Europe.

As part of our corporate transition, we are consolidating offices and moving functions to a new corporate headquarters in Sarasota, Florida. We have completed the close out and move of two of the three offices. We expect the last office to consolidate by December 2014. Our company’s Compensation Committee has approved a severance plan for employees whose positions have not been continued as a result of this transition.  Also as part of our transition, our former Chief Executive Officer, Jonnie R. Williams, Sr., and our former President and Chief Operating Officer, Paul L. Perito, resigned from their prior positions with the Company and assumed the role of a non-executive employee, in the case of Mr. Williams, and the role of Vice President and Senior Counsel, Legal and Regulatory Affairs, in the case of Mr. Perito. Subsequently, we entered into a severance arrangement with Mr. Perito effective May 19, 2014, and effective August 15, 2014, Mr. Williams resigned from the Company.

Our Company and Products

In recent years, we have engaged primarily in the sale of dietary supplements and related cosmetic products, and in pursuing ongoing research and development of related dietary supplements and pharmaceutical products.  In December 2013, the Company received a warning letter from the FDA indicating the dietary supplement products required the filing of a New Dietary Ingredient Notification (“NDIN”) to be legally marketed. In June 2014, we filed an NDIN with the FDA. On August 8, 2014, we determined to voluntarily suspend the sale of CigRx® and Anatabloc® for an indeterminate period of time, and at that time anticipated this would bring the FDA warning letter matter to a close.  This action was taken in connection with an ongoing review of the extent to which our dietary supplement business, whether conducted by us or through future licenses and whether conducted in the United States (“U.S.”) or overseas, will impact our primary focus of developing pharmaceutical products from our anatabine-based compounds.  On August 25, 2014, we received a response to the NDIN from the FDA. The letter indicated that the FDA considers anatabine, a principal ingredient in these products, to be a drug, because anatabine is intended to provide anti-inflammatory support, and is the subject of a previously filed Investigational New Drug Application (“INDA”). Based on the FDA position, we permanently exited the dietary supplement business in the U.S. However, we will continue to seek opportunities to license the product for overseas markets. All of our revenues, cost of goods sold, marketing and sales, inventory and manufacturing machinery related to the dietary supplement business were accounted for as discontinued operations effective September 2014, since we exited U.S. market. The FDA notified us in a close out letter dated October 21, 2014 that the FDA has completed it’s evaluation of our corrective actions in response to the warning letter issued on December 24, 2013. In this notification the FDA stated based on it’s evaluation, we have addressed the putative violations in the warning letter.

We historically have focused on utilizing certain alkaloids found in the Solanacea family of plants, which includes potatoes, tomatoes, and eggplants, initially to address issues related to the desire to smoke or use other traditional tobacco products. More recently, we have concentrated on the anti-inflammatory aspects of one of those alkaloids, anatabine.  We also expect that, by leveraging the underlying science and clinical data accumulated by us in relation to our existing products, we will focus our operations on the research and development of drug candidates. We expect much of these research and development efforts will initially focus on developing our anatabine based compounds as a potential drug candidates. RCP Development also has been involved in the development of a cosmetic line of products that utilizes our anatabine based compound to improve the appearance of the skin. We introduced Anatabloc® Facial Crème in September 2012 and related line extensions in 2013.  Since the introduction of Anatabloc®, our revenues have been derived almost exclusively from the sale of our anatabine based dietary supplement products and, more particularly, Anatabloc®. We do not expect to recognize any revenues related to our drug development initiatives in the foreseeable future.

Prospects for Our Operations

General Overview of Operations and Current Financial Condition

The recurring losses generated by our business continue to impose significant demands on our liquidity. Our future prospects will be highly dependent on our ability to successfully implement our current strategy to better take advantage of the potential opportunities in the area of pharmaceutical products, including the development of products approved by the FDA or other regulatory agencies.  Our ability to appropriately scale our sales and marketing expenses for these products, manage overall operating expenses, and raise additional capital necessary to support our operations will be key to our future operations and financial condition (particularly given the capital intensive nature of drug development).  Sales of Anatabloc® were responsible for virtually all of our dietary supplement revenue prior to exiting the U.S. market in September 2014. We do not expect to generate revenue from the sale of pharmaceutical products in the near term, given the long timeframe for approval of these products.  We have entered into one royalty agreement for the patented tobacco curing process with respect to which we are the exclusive licensee and for our related products, but royalty revenues have been insignificant to date.

We have accounted for all net revenue of approximately $0.3 million and $2.1 million for three months and nine months ended September 30, 2014, respectively, in discontinued operations. We had a net loss from continuing operations for the three months and nine months ended September 30, 2014 of approximately $(6.0) million and $(28.0) million and $(1.9) and $(15.6) in the corresponding periods of 2013. The recurring losses generated by our operations continue to impose significant demands on our company’s liquidity.  As of September 30, 2014, we had approximately $7.7 million of negative working capital, of which approximately $2.7 million was cash and cash equivalents and $5.4 million were liabilities to be paid in company common stock. On March 12, 2014, we entered into a series of equity and financing transactions that resulted in gross cash proceeds to us of approximately $9.3 million and a credit facility of $5.8 million, for total funds available of $15.1 million. On August 8, 2014, we closed on a financing transaction resulting in net proceeds of $4.25 million and an additional $1.75 million credit facility with one of our largest stockholders. For a discussion of this financing transaction, see Note 2 “Liquidity and Management’s Plans” of the condensed consolidated financial statements included in this Report.  We currently believe that, after giving effect to these financing transactions, we have sufficient funding to support our operations through the second quarter of 2015.  Our continuation as a going concern depends upon our ability to obtain additional financing to provide cash to meet our obligations as may be required, and ultimately to attain profitable operations and positive cash flows. We have no commercial products on the market at this time due to exiting the dietary supplement market in the U.S. We are pursuing overseas markets through licensing arrangements, however, we have not yet entered into any such licensing arrangements. There is no assurance that we will be successful in obtaining funding on commercially favorable terms, if at all. For a discussion of these factors, see “Liquidity and Capital Resources,” below.

Regulatory Hurdles; IND or European Equivalent Process

The drug development business is highly regulated, and requires the filing of an IND application (or the European equivalent) and a Clinical Trial application (“CTA”) related to any new pharmaceutical products we intend to introduce. We filed an IND application in June 2014, however, the FDA has issued a clinical hold on the application. We are currently complying with the FDA’s comments by undertaking additional preclinical studies which address those concerns. We expect to complete those additional studies during the fourth quarter of 2014.

We previously reported our intention to file a CTA by the end of the third quarter of 2014 in the United Kingdom, however, we now expect to file the CTA in the fourth quarter of 2014.

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

FDA Warning Letter

On December 24, 2013, we received a warning letter from the FDA regarding our CigRx® and Anatabloc® dietary supplements.  In the letter, the FDA asserted that CigRx® and Anatabloc® were not properly marketed as dietary supplements, since we had not filed a NDIN for anatabine as a dietary ingredient prior to the introduction of our dietary supplements.  The FDA also claimed that certain materials on our websites, including published research articles, contained drug claims for Anatabloc®. We responded to the warning letter on January 31, 2014, contesting the FDA’s position with respect to the status of our dietary supplements and noting that we had voluntarily removed from our websites, materials objected to by the FDA. Although we did not believe (and have not conceded), that the submission of an NDIN is a prerequisite to the lawful marketing of anatabine as a dietary ingredient, we voluntarily submitted an NDIN to the FDA in June 2014 for the dietary ingredient anatabine. On August 8, 2014, we determined to voluntarily suspend the sale of CigRx® and Anatabloc® for an indeterminate period of time, and at that time anticipated this would bring the FDA warning letter matter to a close.  This action was taken in connection with a review of the extent to which our dietary supplement business, whether conducted by us or through future licenses and whether conducted in the U.S. or overseas, will impact our primary focus of developing pharmaceutical products from our anatabine-based compounds.  On August 25, 2014, we received a response to the NDIN from the FDA. The letter indicated that the FDA considers anatabine, a principal ingredient in these products, to be a drug, because anatabine is intended to provide anti-inflammatory support, and is the subject of a previously filed INDA. Based on the FDA position, we permanently exited the dietary supplement business in the U.S. However, we will continue to seek opportunities to license the product for overseas markets. All of our revenues, cost of goods sold, marketing and sales, inventory and manufacturing machinery related to the dietary supplement business were accounted for as discontinued operations effective September 2014, since we exited the U.S. market. The FDA notified us in a close out letter dated October 21, 2014 that the FDA has completed it’s evaluation of our corrective actions in response to the warning letter issued on December 24, 2013. In this notification the FDA stated based on it’s evaluation, we have addressed the putative violations in the warning letter.

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

Our Product and Product Development Initiatives

Dietary Supplements and Development of Pharmaceutical Products.  Anatabloc®, which was intended to provide anti-inflammatory support, was being sold through our interactive website and our customer service center.  Also, Anatabloc® was available on a pay-on-scan basis through GNC, a retailer of dietary supplements, through its online store as well as through its more than 4,000 company-owned stores and franchised retail locations.

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

On August 8, 2014, we determined to voluntarily suspend the sale of CigRx® and Anatabloc® for an indeterminate period of time, and at that time anticipated this would bring the FDA warning letter matter to a close.  This action was taken in connection with an ongoing review of the extent to which our dietary supplement business, whether conducted by us or through future licenses and whether conducted in the U.S. or overseas, will impact our primary focus of developing pharmaceutical products from our anatabine-based compounds.  On August 25, 2014, we received a response to the NDIN from the FDA. The letter indicated that the FDA considers anatabine, a principal ingredient in these products, to be a drug, because anatabine is intended to provide anti-inflammatory support, and was the subject of a previously filed INDA. Based on the FDA position, we permanently exited the dietary supplement business in the U.S. However, we will continue to seek opportunities to license the product for overseas markets. All of our revenues, cost of goods sold, marketing and sales, inventory and manufacturing machinery related to the dietary supplement business were accounted for as discontinued operations effective September 2014, since we exited the U.S. market.

Cosmetics.  We introduced our anatabine-based cosmetic products, Anatabloc® Facial Crème in September 2012 and Anatabloc® Revitalizing Facial Serum in March 2013. Our Anatabloc® Clarifying Facial Cleanser, which does not contain anatabine, was introduced in August 2013. These products, which were intended to improve the appearance of the skin, have been removed from the market based on the FDA response to our NDIN that anatabine, an ingredient in the Facial Crème and Serum, is a drug.

Research Related to Our Dietary Supplements and Cosmetic Products.  Since 2011, RCP Development, the Roskamp Institute and researchers at Johns Hopkins University have completed and reported on a number of studies designed to assess the ability of our anatabine compound to lower inflammation in a variety of pre-clinical (non-human) and clinical (human) settings. For a description of our relationship with the Roskamp Institute, see “Item 1. Business - Our Current Product Development Initiatives-Our Relationship with the Roskamp Institute” in our 2013 10-K. One study conducted by the Roskamp Institute and reported in The European Journal of Pharmacology showed that anatabine lowered levels of amyloid production both in the “test tube” and when administered to mice vulnerable to accumulation of amyloid which, at excessive levels, damages brain tissue.  A second manuscript written by the same researchers and published online in The European Journal of Pharmacology in 2012, and in manuscript form in January 2013, further characterized the anti-inflammatory effects of anatabine in several types of animal tissues, in human cells, and in human whole blood. The Roskamp Institute also presented results of pre-clinical studies of anatabine in mouse models of multiple sclerosis, traumatic brain injury, and Alzheimer’s disease at the Neuroscience 2012 conference held in New Orleans in October 2012.  In January 2013, the results of the animal multiple sclerosis study were published in PLoS One under the title “Amelioration of Experimental Autoimmune Encephalomyelitis by Anatabine.”  In May of 2014, Researchers from the Roskamp Institute published an additional manuscript in “Brain Disorders & Therapy”, entitled “Anatabine Attenuates Tau Phosphorylation and Oligomerization in P301S Tau Transgenic Mice” which described how anatabine attenuated tau phosphorylation in vivo animal models. Further, a pre-clinical investigator-initiated and independently funded study from Johns Hopkins that examined the effect of anatabine supplementation in a mouse model of autoimmune thyroiditis was published in September 2012 in an article entitled, “Anatabine Ameliorates Experimental Autoimmune Thyroiditis” in the Endocrine Society’s journal, Endocrinology (Endocrinology. 2012 Sep; 153(9):4580-7).

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

RCP Development also has been involved in human (clinical) trials evaluating the impact of supplementation with anatabine on an inflammatory marker, C-reactive protein, or “CRP,” (which is believed to be an indicator of coronary heart disease), on Hashimoto’s autoimmune thyroiditis, in individuals with mild to moderate Alzheimer’s disease and in a multi-site study of Anatabloc® Facial Crème. In February 2012, RCP Development reported research on the first clinical trial demonstrating that Anatabloc® lowers chronic inflammation measured by CRP levels in the blood. The reported results were obtained in connection with an in-house study undertaken by RCP Development that involved a group of smokers who had been using Anatabloc® on an extended basis.  In October 2012, RCP Development reported further results, based on an interim look at the results of a second CRP study that was conducted by the Roskamp Institute as the study sponsor.  That interim look showed that 61% of diabetic subjects (11 of 18) taking metformin (the most common drug prescribed to diabetics) had a CRP reduction, as did 38% of the general trial population not taking metformin (31 of 81). Overall, 42 of 99 subjects (42%) had a decrease in CRP after one month of anatabine supplementation.  After further, extensive review of the interim data from this CRP study, RCP Development and the Roskamp Institute completed the study report, which confirmed the interim findings reported in October 2012. The report further confirmed that the supplement was safe and well tolerated, but that, given the cyclical nature of CRP levels, further enrollment in the study would not be productive.

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

The Alzheimer’s study that is being sponsored by RCP Development and conducted and paid for by the Roskamp Institute began enrolling subjects at the end of August 2012. As of May 1, 2014, 83 subjects had been screened, 62 subjects had been enrolled in the study and 53 subjects had completed the study. This study has now been stopped pending an interim analysis which is underway and which may influence the Roskamp Institute’s decision to proceed with this study.

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

Federal Regulations of Dietary Supplements, Drug Products and Cosmetics

Under the Food, Drug and Cosmetic Act, the FDA has authority for reviewing and approving any new drug product prior to its introduction into commerce. The FDA approval process involves, among other things, successfully completing clinical trials under an INDA and obtaining a premarket approval after filing a New Drug Application (“NDA”). The NDA process requires a company to prove the safety and efficacy of a new drug product to the FDA’s satisfaction. The Dietary Supplement Health and Education Act (the “DSHEA”) provides the FDA with authority over the production and marketing of dietary supplements. In certain cases, the DSHEA also requires notification to the FDA before a company begins to market a dietary supplement. The DSHEA does not require prior approval by the FDA for the introduction of dietary supplements into the market, but does require that such products comply with the requirements of the DSHEA prior to and after their introduction into commerce. The FDA also has jurisdiction over cosmetic products and claims made for such products. While premarket approval is not required prior to the marketing of cosmetic products, the ingredients in such products must be recognized as being safe and appropriate for use in cosmetics and the FDA has authority with respect to the labeling, packaging and promotion of such products.

There are similar regulatory agencies with like authority and approval processes in Europe.

Licensing and Intellectual Property

Since 2010, we have filed United States patent applications relating to the active ingredient of our dietary supplement products, uses of the products and product formulations.  These included two applications for therapeutic methods involving the administrations of anatabine, its isomers and derivatives thereof for treating chronic inflammation that may be associated with disorders such as thyroiditis, cancer, arthritis, Alzheimer’s disease, and multiple sclerosis, an application for a beverage product containing anatabine or a derivative or salt thereof, an application for our CigRx® formulation and our Anatabloc® formulation as well as an application for the synthesis of anatabine and an application for a relapse prevention product. It also includes two applications that we filed in 2013 for our Anatabloc ® Facial Crème formulation and for an anatabine based inhaler for smoking cessation. We also filed an application for a design patent relating to the 20-piece container used for our CigRx® and Anatabloc® products and a divisional application for food grade salts of anatabine. On October 15, 2013, the United States Patent and Trademark Office (the “PTO”) issued a patent (Patent No. 8,557,999) to RCP Development covering anatabine, the active component in our company’s Anatabloc® and CigRx® products.  In June 2012, the PTO issued a patent to RCP Development for an improved method of synthesizing anatabine that facilitates large scale commercial production of high purity anatabine. Also, in August 2012, the PTO issued a patent to RCP Development for an anatabine and yerba mate composition and uses thereof in assisting weight loss and curbing the urge for tobacco. In 2011, the PTO issued a design patent to RCP Development for the 20-piece dispenser used for our CigRx® and Anatabloc® products.  In 2014, RCP Development filed a divisional application with method claims in connection with its prior application for the Anatabloc® formulation and in lieu of the previously filed application.  We also have several international applications pending that relate to inflammation-mediated disorders, our anatabine and yerba mate composition, our Anatabloc® formulation, a relapse prevention product and the administration of anatabine, its isomers and derivatives thereof generally, and also for autism and seizure indications.

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

Off-Balance Sheet Arrangements

None.

Results of Operations

Our company’s unaudited condensed consolidated results for the three and nine month periods ended September 30, 2014 and 2013 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30
$ thousands	2014	2013	2014	2013
	(Unaudited)
Net sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
Total operating expenses	6,014	3,165	27,664	16,932
Operating loss from continuing operations	(6,014)	(3,165)	(27,664)	(16,932)
Other (expense) income, net	(33)	1,257	(307)	1,356
Discontinued operations	(3,994)	(1,460)	(4,607)	(4,740)
Net loss	$(10,041)	$(3,368)	$(32,578)	$(20,316)
Loss per common share basic and diluted
Continuing operations	$(0.03)	$(0.01)	$(0.15)	$(0.09)
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.03)
Total loss per common share	$(0.05)	$(0.02)	$(0.18)	$(0.12)
Weighted average shares outstanding, basic and diluted	188,493,159	168,194,931	181,635,648	167,059,535

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net Sales, Cost of Sales and Sales and Marketing. For the three months ended September 30, 2014, all of these income and expenses categories were reclassified as discontinued operations. See the “Discontinued Operations” discussion in this section.

Total Operating Expenses. Total operating expenses (comprised of General and Administrative and Research and Development expenses) were approximately $6.0 million for the three months ended September 30, 2014, an increase of approximately $2.8 million, or 90.0%, from approximately $3.2 million for the same period in 2013. General and administrative expenses increased by approximately $1.5 million and Research and development costs increased approximately $1.3 million.

General and Administrative Expenses. General and administrative expenses were approximately $4.3 million for the three months ended September 30, 2014, an increase of approximately $1.5 million, or 53.6%, from approximately $2.8 million for the same period in 2013. For the three months ended September 30, 2014, we had increased legal expenses of $0.3 million. The legal expenses in the corresponding period of 2013 primarily related to our response to subpoenas in the government investigation and our related internal investigation, however, in 2014, we had an increase in expenses related to indemnity legal expenses of officers and employees who testified at the former Governor of Virginia’s trial that occurred in August 2014. We also had increased non-cash charges in 2014 of $0.5 million related to amortization of stock options issued. In 2014, we also had increases in executive salaries of $0.1 million due to adding two executives, Dr. Mullan as Chairman and CEO and Dr. Chapman as President, offset in part by a decrease in salary in connection with Mr. Perito’s severance from the Company in May 2014. Also, we entered into severance agreements with certain of our employees as part of the office consolidation plan in connection with our corporate transition which increased our general and administrative expenses by $0.4 million. We had increased Director and Officer Insurance of approximately $0.4 million. In addition, we had increases in stockholder expenses and travel of $0.2 million. In the near term, we expect decreased expenses as we implement our office consolidation plan and other measures to reallocate resources to our drug development plans.

Research and Development Expenses. We expended approximately $1.7 million on research and development in the three months ended September 30, 2014, compared to approximately $0.4 million in the comparable period in 2013. The research and development costs in the three months ended September 30, 2014 were directed principally toward the drug development programs, which is the new strategic direction of the Company. In the three months ended September 30, 2014, we incurred $12 thousand of expense based on the Research and Royalty Agreement with an affiliate of the Roskamp Institute under which we are obligated to pay a royalty of 5% on all Anatabloc ® sales. See Item 1. Business-Our Current Product Development Initiatives-Our Relationship with the Roskamp Institute” in our 2013 10-K for more information relating to the Roskamp Institute.

Other Income and Expense, net. We had net other expenses of approximately $33 thousand for the three months ended September 30, 2014. For the same period in 2013, we had net other income of $1.3 million. The primary component for 2013 was the reversal of an accrual of $1.2 million as a result of a resolution of a contingent fee arrangement with the law firm representing the Company in the RJ Reynolds patent lawsuit.

Discontinued Operations. On August 8, 2014, we temporarily discontinued the sales of our dietary supplements and cosmetics until a complete analysis of the business could be completed. In September 2014, we announced that we would no longer market or sell our dietary supplements and cosmetic products in the U.S. As a result of this decision, we have reclassified all the sales, costs of sales and sales and marketing expenses related to these products, which was all of our commercial products on the market, to discontinued operations. For the three months ended September 30, 2014, this was a loss of $(0.4) million compared to a loss of $(1.5) million in the comparable period for 2013. The decrease in losses of $1.1 was primarily attributable to the reduced promotion of our Anatabloc® dietary supplement in response to the FDA warning letter received in December 2013. For the three months ended September 30, 2014, we also took a charge of $(3.6) million consisting of inventory, specialized packaging machinery and other assets specifically related to the dietary supplement business.

Net Loss. We had a net loss of approximately $10.0 million for the three months ended September 30, 2014 compared to a net loss of approximately $3.4 million for the same period in 2013. The increased net loss for the three months ended September 30, 2014 was primarily due to the discontinued operations charge, increases in stock based compensation, severance costs, directors and officer’s insurance, legal expenditures and research and development expenditures partially offset by decreased loss from the dietary supplement business.

For the three months ended September 30, 2014, we had a basic and diluted loss per share of $(0.05) compared to a basic and diluted loss per share of $(0.02) for the comparable period in 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net Sales, Gross Profit and Sales and Marketing. For the nine months ended September 30, 2014, all of these income and expense categories were reclassified as discontinued operations. See the “Discontinued Operations” discussion in this section.

Total Operating Expenses. Total operating expenses (comprised of General and Administrative and Research and Development expenses) were approximately $27.7 million for the nine months ended September 30, 2014, an increase of approximately $10.7 million, or 63.3%, from approximately $16.9 million for the same period in 2013. General and Administrative expenses increased by approximately $10.0 million and Research and Development costs increased $0.7 million.

General and Administrative Expenses. General and Administrative expenses were approximately $24.5 million for the nine months ended September 30, 2014, an increase of approximately $10.0 million, or 69.4%, from approximately $14.4 million for the same period in 2013. For the nine months ended September 30, 2014, we had decreased legal expenses of $3.5 million primarily related to our response to subpoenas in the government investigation and our related internal investigation which occurred in 2013 and an increase for non-cash charges of $7.7 million related to amortization of stock options issued and the modification of the time to exercise previously issued stock options. In 2014, we also had increases in executive salaries of $0.7 million due to adding two executives, Dr. Mullan as Chairman and CEO and Dr. Chapman as President. Also, we entered into severance agreements with certain of our employees as part of the office consolidation plan in connection with our corporate transition which increased our general and administrative expenses by $3.9 million. We also had increased shareholder expenses of $0.6 million and insurance premiums of $0.6 million primarily due to increased directors and officers insurance. In the near term, we expect decreased expenses as we implement our office consolidation plan and other measures to reallocate resources to our drug development plans.

Research and Development Expenses. We expended approximately $3.2 million on Research and Development in the nine months ended September 30, 2014, compared to approximately $2.5 million in expenditures in the comparable period in 2013. The Research and Development costs in the nine months ended September 30, 2014 were directed principally toward the ongoing product development of Anatabloc®, the IND submission to the FDA, the CTA submission in the UK and additional studies to support both the IND and CTA submissions. In the nine months ended September 30, 2014, we incurred $100 thousand of expense based on the Research and Royalty Agreement with an affiliate of the Roskamp Institute under which we are obligated to pay a royalty of 5% on all Anatabloc® sales. See Item 1. Business-Our Current Product Development Initiatives-Our Relationship with the Roskamp Institute” in our 2013 10-K for more information relating to the Roskamp Institute.

Other Income and Expense, net. We had net other expenses of approximately $0.3 million for the nine months ended September 30, 2014. The primary component was a loan loss reserve for the Note Receivable for inventory and equipment from Starion LLC, the company that purchased the dissolvable tobacco business from us in 2013. See Note 3 “Discontinued Operations” to the financial statements contained in this Report for more information on the transaction. For the same period in 2013, we had net other income of $1.3 million. The primary components were the reversal of an accrual of $1.2 million as a result of a resolution of a contingent fee arrangement with the law firm representing the Company in the RJ Reynolds patent lawsuit and the receipt of a trademark infringement settlement.

Discontinued Operations. On August 8, 2014, we temporarily discontinued the sales of our dietary supplements and cosmetics until a complete analysis of the business could be completed. In September 2014, we announced that we would no longer market or sell our dietary supplements and cosmetic products in the U.S. As a result of this decision, we have reclassified all the sales, costs of sales and sales and marketing expenses related to these products, which was all of our commercial products on the market, to discontinued operations. For the nine months ended September 30, 2014, this was a loss of $(1.0) million compared to a loss of $(4.7) million in the comparable period for 2013. The decrease in losses of $3.7 was primarily attributable to the reduced promotion of our Anatabloc ® dietary supplement in response to the FDA warning letter received in December 2013. For the nine months ended September 30, 2014, we also took a charge of $(3.6) million consisting of inventory, specialized packaging machinery and other assets specifically related to the dietary supplement business, which was recorded in the three months ended September 30, 2014.

Net Loss. We had a net loss of approximately $32.6 million for the nine months ended September 30, 2014, compared to a net loss of approximately $20.3 million for the same period in 2013. The increased net loss for the nine months ended September 30, 2014 was primarily due to increases in stock based compensation, severance costs and insurance cost, primarily for directors and officers insurance, offset by lower losses from our dietary supplement business and legal expenditures.

For the nine months ended September 30, 2014, we had a basic and diluted loss per share of $(0.18) compared to a basic and diluted loss per share of $(0.12) the comparable period in 2013.

Liquidity and Capital Resources

We have been operating at a loss for the past eleven years, which imposes significant cash demands on our business.  These conditions were exacerbated by the expenses we incurred in 2013 in connection with the USAO investigation, which we believe has now been substantially completed as to our Company, as well as costs associated with the corporate transition.  Our future prospects will be dependent on our ability to transition into the area of drug development, and manage our overall operating expenses, and our ability to obtain additional capital necessary to support our operations, particularly research and development and related expenses in connection with our drug development operations.  In the long-term, our revenues will be more dependent on our ability to successfully implement our drug development program.

Since the introduction of Anatabloc®, our revenues have been derived almost entirely from the sales of our anatabine based nutraceutical products and, more particularly, Anatabloc®.  In December 2013, the Company received a warning letter from the FDA indicating the dietary supplement products required the filing of a NDIN to be legally marketed. In June 2014, the Company filed an NDIN with the FDA. On August 8, 2014, we determined to voluntarily suspend the sale of CigRx® and Anatabloc® for an indeterminate period of time, and at that time anticipated this would bring the FDA warning letter matter to a close.  This action was taken in connection with an ongoing review of the extent to which our dietary supplement business, whether conducted by us or through future licenses and whether conducted in the U.S. or overseas, will impact our primary focus of developing pharmaceutical products from our anatabine-based compounds.  On August 25, 2014, we received a response to the NDIN from the FDA. The letter indicated that the FDA considers anatabine, a principal ingredient in these products, to be a drug, because anatabine is intended to provide anti-inflammatory support, and is the subject of a previously filed INDA. Based on the FDA position, we permanently exited the dietary supplement business in the U.S. However, we will continue to seek opportunities to license the product for overseas markets. All of our revenues, cost of goods sold, marketing and sales, inventory and manufacturing machinery related to the dietary supplement business were accounted for as discontinued operations effective September 2014, since we exited the U.S. market.

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

On August 8, 2014, we completed a private placement (the “August 2014 Private Placement”) that resulted in gross proceeds to us of approximately $4.25 million and an additional credit facility of approximately $1.75 million. In the August 2014 Private Placement, we sold an aggregate of 10.625 million shares of our common stock at a price of $0.40 per share (the closing price of our common stock on the Nasdaq Global Market on August 6, 2014) to five accredited investors, some of whom are existing investors (or their affiliates) in the Company. The investors in the August 2014 Private Placement were also granted warrants to purchase an aggregate of 10.625 million shares at an exercise price of $1.00 per share. The warrants will expire on the seventh anniversary of the date of grant. As a part of the August 2014 Private Placement, the Company agreed to file with the SEC a resale registration statement covering the purchased shares and the shares issuable pursuant to the granted warrants within 75 days of the closing of the transaction.

In connection with the August 2014 Private Placement, one of the investors in the private placement entered into a credit facility with us for aggregate borrowing availability of up to $1.75 million. This investor also received a warrant to purchase 175,000 shares of our common stock at an exercise price of $1.00 per share. The credit facility provides for an annual interest rate of 3% on any funds drawn by us. It also provides the lender with the option to convert any loan amount into a unit of our common stock and a matching seven-year warrant at a conversion price and exercise price of $1.00 per share. The term of the line of credit does not allow the Company to draw funds under the line until all funds available from the March 12, 2014 credit line are exhausted. The borrowing availability under the credit facility will be reduced by any future financing transactions by us in excess of $5.8 million. Also in connection with the transaction, the terms of the March 12, 2015 line of credit were amended whereby (i) the August 2014 Private Placement would not reduce the borrowing availability under the line of credit, (ii) the line of credit was extended to August 15, 2015 compared to the original date of April 15, 2015, and (iii) the ability of the Company to draw all funds available under the credit line at the end of term was eliminated. All other terms and conditions of the March 12, 2014 credit line remained materially unchanged.

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

We currently believe that, after giving effect to the equity and credit facility transactions, we have sufficient funding to support our operations through the second quarter of 2015. We do not have enough cash and available credit lines to sustain us for the next twelve months, therefore, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern depends upon our ability to obtain additional financing to provide cash to meet our obligations as may be required, and ultimately to attain profitable operations and positive cash flows. We have no commercial products on the market at this time due to exiting the dietary supplement market in the U.S. We are pursuing overseas markets through licensing arrangements. However, we have not yet entered into any such licensing arrangements. However, depending upon, among other factors, the results of ongoing product development initiatives and trials, market conditions, increased expenses beyond what we currently budgeted for in the next nine months, costs associated with the ongoing investigation and civil litigation matters to the extent not covered by insurance, and the price of our common stock, it may be necessary for us to seek additional capital before that time, including through debt financing and additional equity offerings. We may also delay the payment of various payables and outstanding obligations in order to conserve cash. There can be no assurance that we will be successful in obtaining such funding at commercially favorable terms, if at all. If we are unable to raise additional capital (including through the exercise of outstanding warrants and stock options and through private placements of our securities, each of which has been a primary source of our financing in the past), our liquidity may be materially adversely affected.  Any equity financing will be dilutive to our existing stockholders.

Corporate Transition Matters

As discussed above, as part of our ongoing corporate transition, we are shifting the focus of our operations to concentrate more on the development of pharmaceutical products and, to some degree, the licensing of our dietary supplement business in countries outside of the U.S.  The costs and expenses related to the drug development industry may vary significantly from those associated with our dietary supplement and cosmetic lines of business, including costs and expenses related to clinical trials, regulatory compliance and generally bringing to market drug candidates.  These factors, among others, may require us to seek additional capital resources as we move forward with our drug development program on a more expedited basis.

Summary of Balances and Recent Sources and Uses

As of September 30, 2014, we had approximately $7.7 million of negative working capital, of which approximately $2.7 million was cash and cash equivalents and $5.4 million were liabilities to be paid in company common stock.

Net Cash Used in Operating Activities. During the nine months ended September 30, 2014, approximately $14.0 million of cash was used in operating activities compared to approximately the same amount of cash used in operating activities during the same period in 2013.

Net Cash From Investing Activities. During the nine months ended September 30, 2014, we used $211 thousand for leasehold improvements and network installations for our office in Sarasota, Florida; generated $18 thousand, as we continue to receive payments from the sale of licensing rights related to the sale of our cigarette business in 2007; and generated $43 thousand dollars from payments on the note receivable on the sale of equipment and inventory from the dissolvable tobacco business. The net investing cash flow for the nine months ended September 30, 2014 was $150 thousand. During the same period in 2013, we generated $23 thousand from investing activities almost all of which was from payments from the sale of our licensing rights related to the sale of our cigarette business in 2007.

Net Cash From Financing Activities. During the nine months ended September 30, 2014, we generated net cash from financing activities of $13.8 million through the exercise of warrants for $4.2 million and the sale of common stock for gross proceeds of $9.7 million. During the same period in 2013, we generated net cash from financing activities of approximately $4.1 million through the exercise of warrants partially offset by $7 thousand for long term debt payments.

Net Cash Used in MSA Escrow Payments. Given the fact that we discontinued the sale of cigarettes in June 2007, we do not have any ongoing obligation to make any deposits into escrow. During the nine months ended September 30, 2014 and 2013, we did not make any deposits for the sale of cigarettes in the MSA states.

Net Cash Used in Discontinued Operations. During the nine months ended September 30, 2014, we used approximately $1.0 million for the dietary supplement business operations. During the corresponding period in 2013, we used $1.5 million for the dissolvable tobacco discontinued operations and $3.3 million for the dietary supplement discontinued operations.

Cash Demands on Operations

During the three and nine months ended September 30, 2014, we had net losses that totaled $(10.0) and $(32.6) million, respectively. See “Overview” and “Results of Operations” above for a discussion of our increased operating expenses that resulted in an increased use of cash during the three and nine months ended September 30, 2014.

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of September 30, 2014, the end of the period covered by this Report, our disclosure controls and procedures were effective.

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

Following a status conference on October 10, 2014, which the court ordered since the parties have not yet been able to finalize the contingent settlement, the court lifted the discovery stay, set a trial date for May 18, 2015, and ordered briefing on class certification and for the defendants to refile their motion to dismiss. Efforts to attempt to finalize the settlement remain ongoing. If settled upon the discussed terms, it is anticipated that the settlement will be funded with insurance proceeds and accordingly will not impact the Company’s financial position.”

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

On October 29, 2014, a private mediation was held for the derivative actions, although no settlement resulted from the mediation. The parties are continuing to engage in discussions regarding a potential settlement. In the absence of a settlement, the Company intends to vigorously defend against these derivative claims. However, at this time, it cannot predict the probable outcome of these claims.  Accordingly, no amounts have been accrued in the consolidated financial statements.

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

FDA Warning Letter

On December 24, 2013, the Company received a warning letter, from the FDA regarding its CigRx® and Anatabloc® dietary supplements indicating they were not properly marketed as dietary supplements, since the Company had not filed a NDIN for anatabine as a dietary ingredient prior to the introduction of its dietary supplements.  The FDA also claimed that certain materials on the Company’s websites, including published research articles, contained drug claims for Anatabloc ®. The Company responded to the warning letter on January 31, 2014, contesting the FDA’s position that a NDIN for anatabine as a dietary ingredient was required. In addition, the Company voluntarily removed from its websites, materials objected to by the FDA. Although the Company did not believe (and has not conceded), that the submission of an NDIN is a prerequisite to the lawful marketing of anatabine as a dietary ingredient, the Company voluntarily submitted an NDIN to the FDA in June 2014 for the dietary ingredient anatabine. On August 25, 2014, the Company received a response to the NDIN from the FDA. The letter indicated that the FDA considers anatabine, a principal ingredient in these products, to be a drug, because anatabine is intended to provide anti-inflammatory support, and was the subject of a previously filed Investigational New Drug Application (“INDA”). Based on the FDA position, the Company permanently exited the dietary supplement business in the U.S. However, it will continue to seek opportunities to license the products for overseas markets. All of the Company’s revenues, cost of goods sold, marketing and sales, inventory and manufacturing machinery related to the dietary supplement business were accounted for as discontinued operations effective September 2014 since the Company exited the U.S. market. The FDA notified the Company in a close out letter dated October 21, 2014 that the FDA has completed it’s evaluation of the Company’s corrective actions in response to the warning letter issued on December 24, 2013. In this notification the FDA stated based on it’s evaluation, the Company has addressed the putative violations in the warning letter.

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

ROCK CREEK PHARMACEUTICALS, INC.

Date: November 10, 2014	/s/ Park A. Dodd, III
Park A. Dodd, III
Authorized Signatory and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

