Form 10-K
period 2014-12-31
ROCK CREEK PHARMACEUTICALS, INC.
filed 2015-03-12
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-15324

Rock Creek Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1402131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2040 Whitfield Ave. Suite 300 Sarasota, FL 34243	844-727-0727
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2014 was approximately $107.3 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding for each class of common stock as of March 3, 2015: 201,734,834 shares of common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than April 30, 2015, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

2

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Annual Report on Form 10-K, or this “Report”, to “Rock Creek,” “Company,” “we,” “our,” “us,” “our company” and similar terms refer to Rock Creek Pharmaceuticals, Inc. and its wholly owned subsidiaries, RCP Development, Inc., a Delaware corporation, and Star Tobacco, Inc., a Virginia corporation, which also may be referred to in this Report as “RCP Development” and “Star Tobacco,” respectively.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, the effect of any competitive products, our ability to license and protect our intellectual property, our ability to raise additional capital in the future that is necessary to maintain our business, changes in government policy and/or regulation, potential litigation by or against us, any governmental review of our products or practices, the risks and uncertainties related to the corporate transition matters (including our significant shift to focus on drug development) and related items discussed herein. Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Item 1A. Risk Factors”.

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

Overview

We are a pharmaceutical development company focused on the discovery, development, and commercialization of therapies for chronic inflammatory disease, neurologic disorders, and behavioral health utilizing our proprietary compounds. Our development activities are currently focused on our lead compound, anatabine citrate, which we believe based on our accumulated data demonstrates anti-inflammatory properties. Prior to September 2014, we marketed and sold an anatabine-based dietary supplement under the name Anatabloc®, together with other anatabine-based products, but we discontinued the marketing and sale of such products in September 2014 and have narrowed the focus of our company to pharmaceutical development activities centered primarily on anatabine citrate as a lead drug candidate. Our strategy is to leverage the underlying science and clinical data accumulated by us (partly from our prior anatabine-based products) to advance our pharmaceutical development program. In February 2015, we commenced a Phase I clinical trial in the United Kingdom to determine the pharmacokinetic profiles of selected modified release formulation prototypes of anatabine citrate and to evaluate safety and tolerability in health subjects. We intend to complete Phase I studies in the UK and pursue Phase II studies under either a US Investigational New Drug application (“IND”) or European Clinical Trial Application (“CTA”) or both.

Anatabine citrate is a small molecule, cholinergic agonist which exhibits anti-inflammatory pharmacological characteristics, with a mechanism of action distinct from other anti-inflammatory drugs available, such as biologics, steroids and non-steroidal anti-inflammatories. In pre-clinical testing, we believe that anatabine demonstrates anti-inflammatory activity in a variety of in vitro and in vivo assays. We have sponsored extensive pre-clinical studies resulting in peer reviewed and published scientific journal articles, covering models of Multiple Sclerosis, Alzheimer's Disease, and Auto-Immune Thyroiditis. Individually and collectively, we believe that these studies demonstrated the anti-inflammatory effects of anatabine.  In addition, anatabine demonstrates very good bio-availability and the ability to cross the blood brain barrier. Anatabine citrate was generally well tolerated in the human population when it was sold as a dietary supplement.

Our History and the Corporate Transition

Prior to the corporate transition in December 2013, our business strategy focused on selling anatabine-based nutraceutical dietary supplements that we believe provided anti-inflammatory support and decreased the urge to smoke.  We also sold an associated line of cosmetic products, pursued research and development of related dietary supplements and pharmaceutical products, and to a much lesser degree sought to license our low-TSNA curing technology and related products.

In late 2013, our senior management and Board of Directors undertook certain significant corporate changes in order to position the company to develop U.S. Federal Food and Drug Administration (FDA) approved products that would present greater long-term revenue prospects. In December, 2013, our stockholders approved various matters necessary to effect the corporate transition.  As part of the corporate transition, Michael J. Mullan, MBBS (MD), PhD was appointed our Chief Executive Officer and Chairman of our Board of Directors, and Christopher C. Chapman, MD was appointed our President.  In addition to these significant management changes, our shareholders elected a new Board of Directors consisting of five new directors (including Dr. Mullan) and one existing director (Dr. Chapman).

Our company’s corporate transition continued during 2014, during which we consolidated our company’s offices to a single location in Sarasota, Florida, substantially reduced our employee headcount, and changed the name of the company from Star Scientific, Inc. to Rock Creek Pharmaceuticals, Inc. In September 2014, we completed the transition by discontinuing the company’s historical business of marketing and selling anatabine-based nutritional supplements and other products.

Our Strategy

Our objective is to develop, obtain approval for, and commercialize pharmaceutical products utilizing our anatabine-based compounds and related compounds.  Our strategy for achieving this objective is to complete our Phase I clinical trial in the United Kingdom and to thereafter commence Phase II clinical trials under an IND to be completed in the United States or under a European CTA (or both).  In connection with this strategy, we intend to leverage our substantial accumulated data from our prior business of developing, marketing, and selling anatabine-based dietary supplements, cosmetics, and smoking-cessation products.

Our Prior Anatabine-Based Products

Even though we have ceased the sale of dietary supplements, cosmetics, and smoking-cessation products, the data and information obtained from that business continues to be relevant to our current development activities and clinical trials, and the sales of such products are included in our financial statements for 2014 and 2013.

Overview

Our business activities previously focused on utilizing certain alkaloids found in the Solanacea family of plants (which includes potatoes, tomatoes, and eggplants) initially to oppose the desire to smoke or use other traditional tobacco products. More recently, we concentrated on the anti-inflammatory aspects of one of those alkaloids, anatabine. Prior to August 2014, we manufactured and sold two nutraceutical dietary supplements: Anatabloc ®, for anti-inflammatory support, and CigRx ®, for assistance in fighting the urge to smoke cigarettes. We also engaged in the development of a cosmetic line of products that utilizes our anatabine compound to improve the appearance of the skin. We introduced Anatabloc ® Facial Crème in September 2012 and related line extensions in 2013. From the introduction of Anatabloc ® until its removal from the market in August 2014, our revenues had been derived almost exclusively from the sale of our anatabine-based nutraceutical products and, more particularly, Anatabloc ®. We discontinued the marketing and sale of all of these products in August 2014 pending further review of this business, and in September 2014, our Board of Directors decided to permanently exit this business in the U.S.

Dietary Supplement Products

Under the discontinued business, we manufactured and sold a nutraceutical, dietary supplement Anatabloc® as well as an unflavored version of Anatabloc ®. Our Anatabloc ® product, which was intended to provide anti-inflammatory support, was being sold through our interactive website, a customer service center and on a consignment basis through GNC, a retailer of dietary supplements. GNC began selling Anatabloc ® through its online store in early 2012. In March, 2012, GNC began carrying Anatabloc ® at its company-owned stores and franchised retail locations. Anatabloc ® was available at GNCs more than 4,000 retail locations throughout the country, and in February 2013 our company received GNC’s 2012 top vendor award for product innovation in the “wellness” product category. Initially, marketing of Anatabloc ® was directed toward physicians and other healthcare professionals. In 2013 until the product was discontinued, we focused our marketing efforts on athletes and other groups of individuals who regularly are seeking to maintain healthy levels of inflammation.

Smoking-Cessation Product

In 2009, we developed a non-nicotine, non-tobacco nutraceutical, CigRx®, that was intended to temporarily reduce the desire to smoke. CigRx® was introduced into the market in August 2010 and was being sold through our interactive website and through retail outlets in the Richmond, Virginia metropolitan area. Since the introduction of Anatabloc ® sales of CigRx ® had been de minimis. We ceased the marketing and sale of the product in August 2014.

Cosmetics

We introduced our anatabine-based cosmetic products, Anatabloc® Facial Crème in September 2012 and Anatabloc ® Revitalizing Facial Serum in March 2013. Our Anatabloc ® Clarifying Facial Cleanser, which does not contain anatabine, was introduced in August 2013. These products, which were intended to improve the appearance of the skin, have been removed from the market in August 2014.

Manufacturing and Distribution

Prior to discontinuing the products, we obtained all of the raw materials and packaging supplies for the manufacture of our Anatabloc®, Anatabloc® cosmetics and CigRx ® products from various vendors and we maintained an inventory of critical raw materials and packaging at the manufacturing location where these products were produced.

Status of Products

In December 2013, we received a warning letter from the FDA indicating the dietary supplement products required the filing of a New Dietary Ingredient Notification (“NDIN”) to be legally marketed. In June 2014, we filed an NDIN with the FDA. On August 8, 2014, we decided to voluntarily suspend the sale of CigRx ®, Anatabloc ® and our cosmetic products for an indeterminate period of time. This action was taken in connection with an ongoing review of the extent to which our dietary supplement business, whether conducted by us or through future licenses and whether conducted in the U.S. or overseas, would impact our primary focus of developing pharmaceutical products from our anatabine-based compounds. On August 26, 2014, we received a response to the NDIN from the FDA. The letter indicated that the FDA considers anatabine, a principal ingredient in these products, to be a drug, because anatabine is intended to provide anti-inflammatory support and is the subject of a previously filed Investigational New Drug Application (“INDA”), and because anatabine is not a “dietary ingredient” within the meaning of the Federal Food, Drug, & Cosmetic Act. Based on the FDA position, we permanently exited the dietary supplement and cosmetic business in the U.S. However, we may continue to seek opportunities to license the product for overseas markets in accordance with applicable law. All of our revenues, cost of goods sold, marketing and sales, inventory and manufacturing machinery related to the dietary supplement and cosmetic business were accounted for as discontinued operations effective September 2014, since we exited U.S. market. See Note 6 “Discontinued Operations” to the consolidated financial statements in Item 15 of this report for further details. The FDA notified us in a close -out letter dated October 21, 2014 that the FDA has completed its evaluation of our corrective actions in response to the warning letter issued on December 24, 2013. In this notification the FDA stated that based on its evaluation, we have addressed the putative violations in the warning letter.

Research Initiatives Related to Prior Products

Although we have discontinued the sale and marketing of our anatabine-based products, previous research relating to these products conducted in conjunction with the Roskamp Institute and other research institutions has generated a body of knowledge that is currently being used to guide our drug development program.

Since 2011, our company, the Roskamp Institute, and researchers at Johns Hopkins University have completed and reported on a number of studies designed to assess the ability of our anatabine compound to lower inflammation in a variety of pre-clinical (non-human) and clinical (human) settings. One study conducted by the Roskamp Institute and reported in The European Journal of Pharmacology showed that anatabine lowered levels of amyloid production both in the “test tube” and when administered to mice vulnerable to accumulation of amyloid which, at excessive levels, damages brain tissue.  A second manuscript written by the same researchers and published online in The European Journal of Pharmacology in 2012, and in manuscript form in January 2013, further characterized the anti-inflammatory effects of anatabine in several types of animal tissues, in human cells, and in human whole blood. The Roskamp Institute also presented results of pre-clinical studies of anatabine in mouse models of multiple sclerosis, traumatic brain injury, and Alzheimer’s disease at the Neuroscience 2012 conference held in New Orleans in October 2012. A preclinical investigator-initiated and independently funded study from Johns Hopkins that examined the effect of anatabine supplementation in a mouse model of autoimmune thyroiditis was published in September 2012 in an article entitled, “Anatabine Ameliorates Experimental Autoimmune Thyroiditis” in the Endocrine Society’s journal, Endocrinology (Endocrinology. 2012 Sep; 153(9):4580-7). In January 2013, the results of the animal multiple sclerosis study were published in PLoS One under the title “Amelioration of Experimental Autoimmune Encephalomyelitis by Anatabine.”  In May of 2014, Researchers from the Roskamp Institute published an additional manuscript in “Brain Disorders & Therapy”, entitled “Anatabine Attenuates Tau Phosphorylation and Oligomerization in P301S Tau Transgenic Mice” which described how anatabine attenuated tau phosphorylation in vivo animal models.

We also have been involved in human (clinical) trials evaluating the impact of supplementation with anatabine on an inflammatory marker, C-reactive protein, or “CRP,” (which is believed to be an indicator of coronary heart disease), on Hashimoto’s autoimmune thyroiditis, in individuals with mild to moderate Alzheimer’s disease and in a multi-site study of Anatabloc ® Facial Crème. In February 2012, we reported research on the first clinical trial demonstrating that Anatabloc ® lowers chronic inflammation measured by CRP levels in the blood. The reported results were obtained in connection with an in-house study undertaken by RCP Development that involved a group of smokers who had been using Anatabloc ® on an extended basis.  In October 2012, we reported further results, based on an interim look at the results of a second CRP study that was conducted by the Roskamp Institute as the study sponsor.  That interim look showed that 61% of diabetic subjects (11 of 18) taking metformin (the most common drug prescribed to diabetics) had a CRP reduction, as did 38% of the general trial population not taking metformin (31 of 81). Overall, 42 of 99 subjects (42%) had a decrease in CRP after one month of anatabine supplementation.  After further, extensive review of the interim data from this CRP study, we and the Roskamp Institute completed the study report, which confirmed the interim findings reported in October 2012. The report further confirmed that the supplement was safe and well tolerated, but that, given the cyclical nature of CRP levels, further enrollment in the study would not be productive.

On January 7, 2013, we reported initial results for our Thyroid Health Study. Those results suggest that dietary supplementation with anatabine ameliorates the immune system’s targeting of the thyroid gland in cases of autoimmune thyroiditis. On October 31, 2013, the results of the Thyroid Health Study were published online in The Journal of Clinical Endocrinology & Metabolism in a peer-reviewed brief report entitled “Anatabine supplementation decreases thyroglobulin antibodies in patients with chronic lymphocytic autoimmune (Hashimoto’s) thyroiditis”.  Also in October 2013, a peer-reviewed article titled, “Effects of Dietary Supplementation with the Solanacea Plant Alkaloid Anatabine on Joint Pain and Stiffness:  Results from an Internet-Based Survey Study", was published in Clinical Medicine Insights: Arthritis and Musculoskeletal Disorders.

An Alzheimer’s study that was sponsored by our company and conducted and paid for by the Roskamp Institute began enrolling subjects at the end of August 2012. Subjects were treated with Anatabloc dietary supplement formulation. By May 1, 2014, 83 subjects had been screened, 62 subjects had been enrolled in the study and 53 subjects had completed the study. This study was subsequently halted and the Roskamp Institute has no plans to extend it particularly because Anatabloc is no longer available in the U.S.

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

Our company also received “MedSafe” approval from the New Zealand Medicines and Medical Devices Safety Authority allowing us to conduct a clinical study in New Zealand. In December 2014, the company received a New Zealand Ministry of Health Ethics Committee approval to conduct a single-site, open-label human study, entitled “Determination of the Blood Pharmacodynamic Effects following a Single Dose of Oral Anatabine Citrate in Normal, Healthy Volunteers”.  The primary outcome measure was the pharmacodynamic assessment of inflammatory markers including the expression and/or production of pro-inflammatory mediators from peripheral blood cells. This study will offer further insights into anatabine citrate’s anti-inflammatory mechanism of action in human blood. We have completed the clinical part of the study and should have results with analysis and commentary in March 2015.

Our Current Drug Development Program

We expect our research and development efforts in 2015 will focus almost exclusively on the development of anatabine citrate and related compounds as drug candidates. In particular, we expect our efforts will primarily focus on conducting clinical trials related to the various phases (Phase I, Phase II, and Phase III) of the drug development process. For information related to the costs and expenses related to research and development for drug products, see “Item 7. Management’s Discussion and Analysis of Results of Operations” of this Form 10-K. We will continue to leverage the underlying science and clinical data accumulated by us in relation to our dietary supplement products and many preclinical studies to advance our drug development program.

We filed a Clinical Trial Application, or CTA, in the United Kingdom in December 2014. On January 30, 2015, we announced that the United Kingdom’s Medicine s and Healthcare Products Regulatory Agency (MHRA) approved the CTA to conduct phase I trials of several anatabine citrate-based drugs. These clinical trials are primarily designed to test the safety and tolerability of each anatabine citrate drug in healthy volunteers. We commenced these clinical trials in February 2015.

We filed an Investigational New Drug application, or IND, with FDA in June 2014, which was placed on clinical hold by the FDA, who advised us that additional preclinical data would be required to lift the clinical hold. Additional preclinical studies designed to directly address the FDA’s advice were conducted and completed in 2014. We currently intend to respond to the IND clinical hold during 2015.

Our Phase I trial in the United Kingdom is comprised of a three part study to determine the pharmacokinetic profiles of selected modified release formulation prototypes and to evaluate safety and tolerability in healthy subjects. Parts one and two (with part two being optional) will both enroll 14 healthy subjects and are designed as open-label, non-controlled, single-dose studies of six different formulations with each dose separated by 7-14 days. The 6 drug formulations planned for testing in Phase I differ from each other in terms of dose and duration of action. Testing each in turn will allow determination of which formulations have the most acceptable release and safety profiles. Part three is a double-blind, placebo-controlled, seven day multiple dose study of the optimal formulation in healthy subjects. As per the trial design, outcome measures will focus primarily on overall safety and tolerability through physical examination, vital signs, clinical chemistry, hematology, urinalysis and observation of adverse events (AE). Secondary outcome measures will include standard pharmacokinetics (PK) parameters and also pharmacodynamic (PD) assessment, specifically measuring the impact of the drug on inflammatory processes.

Through previous and ongoing studies we continue to identify human diseases most responsive to the pharmacologic and biologic properties of our compounds. Importantly, the scientific literature underlines the potential drug-like properties of anatabine-based drugs including, for instance, binding to known pharmacologically relevant receptors and exhibiting biological effects relevant to disease states in preclinical models. Further, there are existing anecdotal reports and clinical studies that suggest that anatabine-based compounds have the potential to be drug candidates. We believe that a critical aspect of our strategy is that the preclinical animal and anecdotal human data suggest anatabine-based compounds have the potential to impact a number of inflammatory disorders in addition to being able to modulate certain brain receptors. Modulation of brain receptors is potentially important, for instance, in mitigating nicotine addiction.

Part of our drug development strategy is to leverage the previous and ongoing research and development efforts of our company, much of which had been undertaken in conjunction with the Roskamp Institute (see “Our Relationship with the Roskamp Institute” below). In particular, in his prior position as Chief Executive Officer of the Roskamp Institute, Dr. Mullan has been intimately involved with the research being conducted with respect to anatabine over the last four years. This research shows that in a number of preclinical cell based and animal models anatabine inhibits the activation of Nuclear Factor Kappa B (NFK-B), a critical regulatory protein complex responsible for the generation of inflammatory molecules in a wide range of inflammatory conditions. As a result, in these preclinical models of inflammatory conditions, in the presence of anatabine, there is reduced activation of inflammatory cells, reduced release of inflammatory molecules and reduced tissue damage. Research conducted by the Roskamp Institute also demonstrates that anatabine is well tolerated in anti-inflammatory doses in animal models.

Our Relationship with the Roskamp Institute

The Roskamp Institute is a private nonprofit medical research organization in Sarasota, Florida whose stated purpose is understanding causes of and finding cures for neuropsychiatric and neurodegenerative disorders and addictions. Dr. Mullan, our Chief Executive Officer, is a co-founder of the Roskamp Institute and formerly served as the Chief Executive Officer of the Roskamp Institute. Dr. Mullan is also a member of the Board of Directors for the Roskamp Institute and provides consulting services from time to time.

In 2010 and 2011, respectively, Robert G. Roskamp, the founder of the Roskamp Institute, purchased from us for cash, (i) 769,230 shares of our common stock and warrants to purchase an additional 769,230 shares at an exercise price of $1.50 per share, and (ii) 254,452 shares and warrants to purchase an additional 254,452 shares at an exercise price of $4.00 per share.

We have entered into a Research and Royalty Agreement with an affiliate of the Roskamp Institute pursuant to which we were obligated to pay royalties of 5% of Anatabloc ® sales (such royalties being equal to $50, $301, $431 and $99 thousand for the years 2011, 2012, 2013 and 2014, respectively). These royalties have been reclassified to Discontinued Operations in our consolidated statements of operations. During the same four year period the Company has paid research related fees of $1.1, $1.2, $0.9 and $0.6 million to the Roskamp Institute and its wholly owned for-profit subsidiary, SRQ Bio LLC.

We also entered into a lease agreement with the Roskamp Institute, effective March 1, 2014, pursuant to which the Roskamp Institute is leasing office space to us. This office space, which is now being used as our principal executive office, is located in Sarasota, Florida. Under the terms of the lease agreement, we are obligated to pay rent in the amount of $2,000 per month plus applicable sales tax to the Roskamp Institute. We also paid a $2,000 security deposit in connection with the lease agreement. The lease agreement has a 24 month term, after which we may elect to continue the lease for up to three additional 12 month periods. Effective as of April 1, 2014, we entered into an amendment to the lease agreement pursuant to which the Roskamp Institute is leasing us additional space (at the same location) at an additional cost of $250 per month. For the year ended December 31, 2014, we have paid $30,000 in rent to the Roskamp Institute pursuant to the lease agreement, as amended, and $42,000 for administrative services.

As of December 31, 2014 and December 31, 2013, the Company owed Roskamp $.1 million and $.5 million, respectively.

Our Intellectual Property

Our Intellectual Property Initiatives Relating to Anatabine and Related Compounds and Anatabine Citrate-Based Products

Since 2010 we have filed United States patent applications relating to anatabine and related compounds and anatabine citrate-based products. These included:

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

We also filed an application for a design patent relating to the 20-piece container used for our CigRx® and Anatabloc ® products and a divisional application for food grade salts of anatabine.

In 2013 the United States Patent and Trademark Office, or PTO, issued a patent to us claiming anatabine citrate under our divisional application for food grade salts of anatabine. In June 2012 the PTO issued a patent to us for an improved method of synthesizing anatabine that facilitates large scale commercial production of high purity anatabine and in August 2012, issued a patent to us for an anatabine and yerba mate composition and uses thereof in assisting weight loss and curbing the urge for tobacco. In 2011 the PTO issued a design patent to us for the 20-piece dispenser used for our CigRx ® and Anatabloc ® products. We also have several foreign and international applications pending that relate to our Anatabloc ® product, a relapse prevention product and the administration of anatabine, its isomers and any derivatives thereof for treating inflammatory mediated disorders generally, and also for autism and seizure indications. In 2014 we filed a divisional application with method claims in connection with its prior application for the Anatabloc ® formulation and in lieu of the previously filed application.

Our Portfolio of Patents and Pending Patent Applications

We believe that our patent portfolio comprised of patents and patents licensed by us under the License Agreement with Regent Court discussed below, along with our pending patent applications relating to uses of anatabine and products derived therefrom, establishes us as a world leader in the anti-inflammatory property of anatabine and for curing technology that consistently produces very low-TSNA tobacco.

The following table provides information about our material owned and licensed patents and patent applications:

Owner	Serial Number	Patent Number	Country	Title	Filing Date	Issue Date
Regent Court Technologies, LLC	10/042,164	6,350,479	US	Monoamine Oxidase (MAO) inhibitors and uses thereof	1/11/2002	5/27/2003
Regent Court Technologies, LLC	10/396,319	6,929,811	US	Monoamine Oxidase (MAO) inhibitors and uses thereof	3/26/2003	8/16/2005
Rock Creek Pharmaceuticals, Inc.	12/729,346	8,207,346	US	Synthesis of Anatabine	3/23/2010	6/26/2012
Rock Creek Pharmaceuticals, Inc.	29/367,079	D639,178 S	US	Dispenser	8/3/2010	6/7/2011
Rock Creek Pharmaceuticals, Inc.	12/826,985	8,241,680	US	Nutraceutical Product Containing Anatabine and Yerba Mate	6/30/2010	8/14/2012
Rock Creek Pharmaceuticals, Inc.	12/966,026	--	US	Smoking Cessation Lozenge containing Tobacco Alkaloid and Silver Salt	12/13/2010	--
Rock Creek Pharmaceuticals, Inc.	13/235,860	--	US	Methods and Products for Treating Inflammation	9/19/2011	--
Rock Creek Pharmaceuticals, Inc.	13/235,893	--	US	Methods and Products for Treating Inflammation	9/19/2011	--
Rock Creek Pharmaceuticals, Inc.	13/477,295	8,557,999	US	Pharmaceutical, Dietary Supplement, and Food Grade Salts of Anatabine	5/22/2012	10/15/2013
Rock Creek Pharmaceuticals, Inc.	13/803,028	--	US	Skin Care Products Containing Anatabine or Derivative Thereof	3/14/2013	--
Rock Creek Pharmaceuticals, Inc.	14/068,259	--	US	Beverage Products	10/31/2013	--
Rock Creek Pharmaceuticals, Inc.	14/167,285	--	US	Method of Providing Anti-inflammation Support	1/29/2014	--
Rock Creek Pharmaceuticals, Inc.	3032/KOLNP/2012	--	IN	Synthesis of Anatabine	10/9/2012	--
Rock Creek Pharmaceuticals, Inc.	GCC 2012/22137	--	GCC	Products for Anti-Inflammation Support	8/29/2012	--
Rock Creek Pharmaceuticals, Inc.	10842480.5	EP 2,515,918	EPO	Smoking Cessation Lozenge containing Tobacco Alkaloid and Silver Salt	6/21/2012	3/26/2014
Rock Creek Pharmaceuticals, Inc.	11714880.9	--	EPO	Synthesis of Anatabine	10/9/2012	--
Rock Creek Pharmaceuticals, Inc.	12777002.2	--	EPO	Methods and Products for Treating Inflammation	10/31/2013	--
Rock Creek Pharmaceuticals, Inc.	001256226	--	EM	Dispenser	1/24/2011	--
Rock Creek Pharmaceuticals, Inc.	2794097	--	CA	Synthesis of Anatabine	9/21/2012	--
Rock Creek Pharmaceuticals, Inc.	2834280	--	CA	Methods and Products for Treating Inflammation	10/24/2013	--
Rock Creek Pharmaceuticals, Inc.	2012249487	--	AU	Methods and Products for Treating Inflammation	10/23/2013	--
Rock Creek Pharmaceuticals, Inc.	14108579.6	--	HK	Methods and Products for Treating Inflammation	8/21/2014	--

Our License Agreement with Regent Court

We are the exclusive licensee under a License Agreement with Regent Court Technologies, LLC (“Regent Court”) that provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to us, with the right to grant sublicenses, to make, use and sell tobacco and tobacco containing products using Regent Court’s patent rights and know-how relating to the processes for curing tobacco so as to substantially prevent the formation of TSNAs, whether such patent rights and know-how are now in existence or hereafter developed. Regent Court is owned by our former CEO, Jonnie R. Williams and a third party. The License Agreement provides us exclusive rights to any inventions of Regent Court and its affiliates during the term of the License Agreement relating to the production, treatment or curing of tobacco, or a method of manufacturing a product containing tobacco, and to any method of extracting one or more substances from tobacco for the purpose of incorporating such substance or substances in a product or products. Absent a material breach, the License Agreement will continue until the expiration of the last of the applicable patents, which includes 13 U.S. patents and corresponding foreign patents, as well as any additional patents issued to Regent Court during the term of the License Agreement. Generally, patents have a term of 20 years from the initial date of filing of a patent application. The U.S. patents subject to the License Agreement expire at various dates between June 28, 2016 and March 9, 2030. While we have discontinued the sale of tobacco products as of December 31, 2012, we continue to pursue means of collecting royalties for our curing technology through licensing arrangements and through monitoring of the curing practices of industry participants as applicable and in 2013 we licensed certain patents for use in the manufacture and sale of low-TSNA dissolvable smokeless tobacco products to a Virginia tobacco manufacturer.

We are obligated to pay to Regent Court a royalty of 2% on the net sales of our licensed products and the products of any affiliated sub-licensees, and 6% on all fees and royalties received by us from unaffiliated sub-licensees, less any related research and development costs incurred by us as well as costs incurred in enforcing the patent rights.  The License Agreement may be terminated by us upon 30 days written notice. Regent Court may terminate the License Agreement upon a default in the payment of royalties or a failure to submit a correct accounting continuing for at least 30 days after written notice from Regent Court, a material breach of any other of our obligations under the License Agreement continuing for at least 60 days after written notice from Regent Court, or in the event of a change of control resulting from the purchase of our stock or all or substantially all of our assets.  The License Agreement obligates us to enforce and pay for United States and foreign patent rights and contains other provisions typically found in patent license agreements, such as provisions governing patent enforcement and the defense of any infringement claims asserted against us or our sub-licensees. The License Agreement further provides that any and all costs, obligations or liabilities related to patent infringement matters brought against us will be borne by us.  We have agreed to indemnify and defend Regent Court and its affiliates against losses incurred in connection with our use, sale or other disposition of any licensed product or the exercise of any rights under the License Agreement. Regent Court has made no representations to us in any document regarding the efficacy of the licensed technology.

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

Our Competition

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

Government Regulation

FDA Regulation

The research, testing, manufacture, and marketing of drug products and their delivery systems are extensively regulated in the United States and the rest of the world. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or “FDCA,” and other federal and state statutes and regulations govern, among other things, the research, development, testing, approval, manufacture, storage, record keeping, reporting, packaging, labeling, promotion and advertising, marketing, and distribution of pharmaceutical products. Failure to comply with the applicable regulatory requirements may subject a company to a variety of administrative or judicially-imposed sanctions and the inability to obtain or maintain required approvals to test or market drug products. These sanctions could include, among other things, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, clinical holds, injunctions, fines, civil penalties, or criminal prosecution.

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include nonclinical laboratory tests, animal tests and formulation studies, the submission to the FDA of an IND, which must become effective prior to commencement of clinical testing, approval by an institutional review board, or “IRB,” at each clinical site before each trial may be initiated, completion of adequate and well-controlled clinical trials to establish that the drug product is safe and effective for the indication for which FDA approval is sought, submission to the FDA of an NDA, review and recommendation by an advisory committee of independent experts (particularly for new chemical entities), satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or “cGMP,” requirements, satisfactory completion of an FDA inspection of the major investigational sites to ensure data integrity and assess compliance with good clinical practice, or “GCP,” requirements, and FDA review and approval of the NDA. Satisfaction of FDA pre-market approval requirements typically takes several years, but may vary substantially depending upon the complexity of the product and the nature of the disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures on a company’s activities. Success in early stage clinical trials does not necessarily assure success in later stage clinical trials. In addition, data obtained from clinical activities is not always conclusive and may be subject to alternative interpretations that could delay, limit or even prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product, including new safety risks, may result in restrictions on the product or even complete withdrawal of the product from the market.

Nonclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal testing to assess the potential safety and efficacy of the product. The conduct of the nonclinical tests and formulation of compounds for testing must comply with federal regulations and requirements. The results of nonclinical testing are submitted to the FDA as part of an IND, together with chemistry, manufacturing and controls, or “CMC,” information, analytical and stability data, a proposed clinical trial protocol and other information.

A 30-day waiting period after the filing of an IND is required prior to such application becoming effective and the commencement of clinical testing in humans. If the FDA has not commented on, or questioned, the application during this 30-day waiting period, clinical trials may begin. If the FDA has comments or questions, these must be resolved to the satisfaction of the FDA prior to commencement of clinical trials. The IND review process can result in substantial delay and expense. We, an IRB, or the FDA may, at any time, suspend, terminate or impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. Our IND, filed with the FDA in June 2014, has been placed on clinical hold by the FED, which advised us that additional preclinical data would be required before we can commence clinical trials. We have completed additional preclinical studies intended to address the FDA’s advice and intend to file a new IND in 2015.

Clinical trials involve the administration of an investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations and requirements, including GCP, which are ethical and scientific quality standards and FDA requirements for conducting, recording and reporting clinical trials to assure data integrity and protect the rights, safety and well-being of trial participants and include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical studies are conducted under protocols detailing, among other things, the objectives of the trial and the safety and effectiveness criteria to be evaluated. Each protocol involving testing on human subjects in the United States must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, which may overlap or be combined. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to primarily assess safety, tolerability, pharmacokinetics, pharmacological actions and metabolism associated with increasing doses. Phase 2 usually involves trials in a limited patient population, to assess the optimum dosage and dose regimen, identify possible adverse effects and safety risks, and provide preliminary support for the efficacy of the drug in the indication being studied.

If Phase 2 clinical trials demonstrate that a drug may be effective and the risks are considered acceptable given the observed efficacy of the drug and the severity of the illness, Phase 3 clinical trials may be undertaken to further evaluate the drug’s clinical efficacy, side effects, and safety in an expanded patient population, typically at geographically dispersed clinical trial sites, to establish the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. Phase 1, Phase 2 or Phase 3 testing of any drug candidates may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the United States. The FDA may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the subject. The FDA, an IRB, or a clinical trial sponsor may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request that additional clinical trials be conducted as a condition to product approval. Finally, sponsors are required to publicly disseminate information about ongoing and completed clinical trials on a government website administered by the National Institutes of Health, or “NIH,” and are subject to civil monetary penalties and other civil and criminal sanctions for failing to meet these obligations. After successful completion of the required clinical testing, as well as nonclinical testing and manufacturing requirements, generally an NDA is prepared and submitted to the FDA.

We believe that any product candidate we develop will be regulated as a new drug by the FDA. FDA approval of an NDA is required before marketing of a new drug may begin in the United States. The NDA must include the results of extensive pre-clinical, clinical and other testing, as described above, a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls, proposed labeling and other information. In addition, an NDA for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain data assessing the safety and effectiveness for the claimed indication in all relevant pediatric subpopulations, and support dosing and administration for each pediatric subpopulation for which the drug is shown to be safe and effective. In some circumstances, the FDA may grant deferrals for the submission of some or all pediatric data, or full or partial waivers.

The cost of preparing and submitting an NDA is substantial. Under federal law, NDAs are subject to substantial application user fees and the sponsor of an approved NDA is also subject to annual product and establishment user fees. Under the Prescription Drug User Fee Act, or “PDUFA,” as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2015, the user fee for each NDA application requiring clinical data, is approximately $2.3 million. PDUFA also imposes an annual product fee for drugs and an annual establishment fee on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. If the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The FDA has agreed to specified performance goals regarding the timing of its review of NDAs, although the FDA does not always meet these goals. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes independent clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA normally conducts a pre-approval inspection to gain assurance that the manufacturing facility, methods and controls are adequate to preserve the drug’s identity, strength, quality, purity and stability, and are in compliance with regulations governing cGMPs. In addition, the FDA often will conduct a bioresearch monitoring inspection of select clinical trial sites involved in conducting pivotal studies to assure data integrity and compliance with applicable GCP requirements.

If the FDA evaluation of the NDA and the inspections of manufacturing facilities and clinical trial sites are favorable, the FDA may issue an approval letter, which authorizes commercial marketing of the drug with specific prescribing information for a specific indication. As a condition of NDA approval, the FDA may require post-approval testing, sometimes referred to as Phase 4 trials, and surveillance to monitor the drug’s safety or effectiveness and may impose other conditions, including labeling restrictions, which can materially impact the potential market and profitability of the drug. In addition, the FDA may impose distribution and use restrictions and other limitations on labeling and communication activities with respect to an approved drug product through a Risk Evaluation and Mitigation Strategy, or “REMS,” plan. Once granted, product approvals may be further limited or withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Once an NDA is approved, a product will be subject to certain post-approval requirements, including requirements for adverse event reporting, submission of periodic reports, recordkeeping, product sampling, and distribution. Additionally, the FDA also strictly regulates the promotional claims that may be made about prescription drug products and biologics. In particular, the FDA generally prohibits pharmaceutical companies from promoting their drugs or biologics for uses that are not approved by the FDA as reflected in the product’s approved labeling. In addition, the FDA requires substantiation of any safety or effectiveness claims, including claims that one product is superior in terms of safety or effectiveness to another. Superiority claims generally must be supported by two adequate and well-controlled head-to-head clinical trials. To the extent that market acceptance of our products may depend on their superiority over existing therapies, any restriction on our ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively affect the sales of our products or our costs. We must also notify the FDA of any change in an approved product beyond variations already allowed in the approval. Certain changes to the product, its labeling or its manufacturing require prior FDA approval and may require the conduct of further clinical investigations to support the change, which may require the payment of additional, substantial user fees. Such approvals may be expensive and time-consuming and, if not approved, the FDA will not allow the product to be marketed as modified.

If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a complete response letter. The complete response letter describes the deficiencies that the FDA has identified in an application and, when possible, recommends actions that the applicant might take to place the application in condition for approval. Such actions may include, among other things, conducting additional safety or efficacy studies after which the sponsor may resubmit the application for further review. Even with the completion of this additional testing or the submission of additional requested information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. With limited exceptions, the FDA may withhold approval of an NDA regardless of prior advice it may have provided or commitments it may have made to the sponsor.

Once an NDA is approved, the product covered thereby becomes a listed drug that can, in turn, be relied upon by potential competitors in support of approval of an abbreviated new drug application, or “ANDA,” or 505(b)(2) application upon expiration of certain patent and non-patent exclusivity periods, if any. An approved ANDA generally provides for marketing of a drug product that has the same active ingredients in the same strength, dosage form and route of administration as the listed drug and has been shown through appropriate testing (unless waived) to be bioequivalent to the listed drug. There is no requirement, other than the requirement for bioequivalence testing (which may be waived by the FDA), for an ANDA applicant to conduct or submit results of nonclinical or clinical tests to prove the safety or effectiveness of its drug product. Drugs approved in this way are commonly referred to as generic equivalents to the listed drug, are listed as such by the FDA and can often be substituted by pharmacists under prescriptions written for the original listed drug. A 505(b)(2) application is a type of NDA that relies, in part, upon data the applicant does not own and to which it does not have a right of reference. Such applications typically are submitted for changes to previously approved drug products.

Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains a previously approved active ingredient but is approved in, among other things, a new dosage, dosage form, route of administration or combination, or for a new use, if the FDA determines that new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are essential to the approval of the application. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) applications for generic versions of the original, unmodified drug product. Federal law also provides a period of up to five years exclusivity following approval of a drug containing no previously approved active moiety, which is the molecule or ion responsible for the action of the drug substance, during which ANDAs and 505(b)(2) applications referencing the protected listed drug cannot be submitted unless the submission accompanies a challenge to a listed patent, in which case the submission may be made four years following the original product approval. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the pre-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Additionally, in the event that the sponsor of the listed drug has properly informed the FDA of patents covering its listed drug, applicants submitting an ANDA or 505(b)(2) application referencing the listed drug are required to make one of four patent certifications for each listed patent, except for patents covering methods of use for which the ANDA or 505(b)(2) applicant is not seeking approval. If an applicant certifies its belief that one or more listed patents are invalid, unenforceable, or not infringed (and thereby indicates it is seeking approval prior to patent expiration), it is required to provide notice of its filing to the NDA sponsor and the patent holder within certain time limits. If the patent holder then initiates a suit for patent infringement against the ANDA or 505(b)(2) applicant within 45 days of receipt of the notice, the FDA cannot grant effective approval of the ANDA or 505(b)(2) application until either 30 months have passed or there has been a court decision or settlement order holding or stating that the patents in question are invalid, unenforceable or not infringed. If the patent holder does not initiate a suit for patent infringement within the 45 days, the ANDA or 505(b)(2) application may be approved immediately upon successful completion of FDA review, unless blocked by another listed patent or regulatory exclusivity period. If the ANDA or 505(b)(2) applicant certifies that it does not intend to market its generic product before some or all listed patents on the listed drug expire, then the FDA cannot grant effective approval of the ANDA or 505(b)(2) application until those patents expire. The first of the ANDA applicants submitting substantially complete applications certifying that one or more listed patents for a particular product are invalid, unenforceable, or not infringed may qualify for an exclusivity period of 180 days running from when the generic product is first marketed, during which subsequently submitted ANDAs containing similar certifications cannot be granted effective approval. The 180-day generic exclusivity can be forfeited in various ways, including if the first applicant does not market its product within specified statutory timelines. If more than one applicant files a substantially complete ANDA on the same day, each such first applicant will be entitled to share the 180-day exclusivity period, but there will only be one such period, beginning on the date of first marketing by any of the first applicants.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency or reviewing courts in ways that may significantly affect our business and development of our product candidates and any products that we may commercialize. It is impossible to predict whether additional legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of any such changes may be. Federal budget uncertainties or spending reductions may reduce the capabilities of the FDA, extend the duration of required regulatory reviews, and reduce the availability of clinical research grants.

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in all or most foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, or “CTA,” much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. In January 2015, we announced that the United Kingdom’s Medicines Healthcare Products Regulatory Agency approved a CTA to conduct phase I trials of several anatabine citrate-based drugs in health volunteers, and we commenced these clinical trials in February 2015.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP, which have their origin in the World Medical Association’s Declaration of Helsinki, the applicable regulatory requirements, and guidelines developed by the International Conference on Harmonization for GCP practices in clinical trials.

The approval procedure also varies among countries and can involve requirements for additional testing. The time required may differ from that required for FDA approval and may be longer than that required to obtain FDA approval. Although there are some procedures for unified filings in the EU, in general, each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

In Europe, marketing authorizations may be submitted under a centralized or decentralized procedure. The centralized procedure is mandatory for the approval of biotechnology and many pharmaceutical products and provides for the grant of a single marketing authorization that is valid in all EU member states. The decentralized procedure is a mutual recognition procedure that is available at the request of the applicant for medicinal products that are not subject to the centralized procedure.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Product Liability

Prior to the introduction of Anatabloc®, Anatabloc® Facial Crème and CigRx®, we obtained product liability insurance for each of those discontinued products. This insurance covers claims arising from product defects or claims arising out of the sale, distribution and marketing of Anatabloc ®, Anatabloc® cosmetics and CigRx® . There have been no claims asserted with respect to any injury arising from the use of our products to date. If any such claims are asserted in the future and ultimately result in liability that exceeds the limits of our insurance coverage, this could have a materially adverse effect on our financial condition.  In 2014 a purported class action was filed with respect to the purchase of our Anatabloc ® product.  In that case, plaintiff seeks a refund on all persons purchasing Anatabloc ® on the basis that the products were not effective for claims asserted.  We have been advised by our insurance carrier that the claims asserted in this case are not covered by our product liability insurance.

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

Our Employees and Consultants

As of December 31, 2014, we employed 10 full-time employees, compared to 25 full time employees as of December 31, 2013. As of December 31, 2014, we had one part time employee.

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

On August 26, 2014, we received a response to the NDIN for our dietary supplements from the FDA. The letter indicated that the FDA considers anatabine, a principal ingredient in these products, to be a drug, because anatabine was intended to provide anti-inflammatory support and was previously authorized for investigation as a new drug, and also because anatabine is not a “dietary ingredient” within the meaning of the Federal Food, Drug, & Cosmetic Act. Based on the FDA position, we permanently exited the dietary supplement business for anatabine in the United States (“U.S.”). However, we may continue to seek opportunities to license the product for overseas markets in accordance with applicable laws.

See Note 6 to our consolidated financial statements included in “Item 15, Exhibits, Financial Statement Schedules.” for further details related to these discontinued operations.

Internet Address and Internet Access to Periodic and Current Reports

Our Internet address is www.rockcreekpharmaceuticals.com. You may obtain through our Internet website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Proxy Statements on Schedule 14A, including any amendments to those reports or other information filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports will be available as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC. You can also obtain these reports directly from the SEC at its website, www.sec.gov, or you may visit the SEC in person at the SEC’s Public Reference Room at Station Place, 100 F. Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We will also provide a copy of our annual report on Form 10-K free of charge upon any written request by a shareholder.

Financial information about our business segments, product sales and research and development expenses are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to our Consolidated Financial Statements set forth in this Form 10-K.

ITEM 1A.	RISK FACTORS

This section highlights specific risks that could affect our company and its business. Readers should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K.  Based on the information currently known to us, we believe the following information identifies the most significant risk factors affecting our company.  However, the risks and uncertainties our company faces are not limited to those described below.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  If any of the following risks and uncertainties develops into actual events or if the circumstances described in the risks and uncertainties occur or continue to occur, these events or circumstances could have a material adverse effect on our business, financial condition, results of operations, cash flows or liquidity.  These events could also have a negative effect on the trading price of our common stock.

Risks Related to our Financial Condition

We expect to have no product revenue in the foreseeable future.

From product introduction to its exit from the market in August 2014, almost all of our revenue was derived from sales of our Anatabloc® dietary supplement.  On August 26, 2014, the Company received a response toour NDIN from the FDA. The response indicated that the FDA considers anatabine, a principal ingredient in these products, to be a drug, because anatabine was intended to provide anti-inflammatory support, and was previously authorized for investigation as a new drug, and because anatabine is not a “dietary ingredient” within the meaning of the Federal Food, Drug, & Cosmetic Act. Based on the FDA position, the Company permanently exited the dietary supplement business for anatabine in the United States (“U.S.”). Although we will continue to seek opportunities to license the product for overseas markets, we have substantially completed a transition to pharmaceutical products development.  We anticipate that our future revenue, although none is expected for several years, will be highly dependent on the successful development and commercialization of one or more new pharmaceutical products.  We currently do not have any pharmaceutical product candidates in the advance development stage, and there can be no assurance that we will ever develop a product candidate that will generate revenue.  Even if we successfully develop one or more product candidates, until, and unless, we receive approval from the FDA and/or equivalent foreign regulatory bodies, we will not be permitted to sell, and will not generate any revenue from, such drugs.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur substantial losses for the foreseeable future, and we might never achieve or maintain profitability.  Our future prospects will be dependent on the successful development and commercialization of one or more new pharmaceutical products.  We do not currently have any pharmaceutical products in the advance development stage or on the market, and because it takes years to develop, test and obtain regulatory approval for pharmaceutical products before they can be sold, we likely will continue to incur substantial losses for the foreseeable future.  Our net losses were approximately $(22.9) million for the year ended December 31, 2012, $(32.8) million for the year ended December 31, 2013 and $(38.5) million for the year ended December 31, 2014. Our accumulated deficit as of December 31, 2014 was approximately $(302.9) million. Actual losses will depend on a number of considerations, including:

•	the pace and success of drug development activities;

•	possible out-licensing of any product candidates we develop;

•	obtaining regulatory approvals for any product candidates we develop;

•	the pace of development of new intellectual property for any product candidates we develop;

•	implementing additional internal systems and infrastructure;

•	our ability to market and sell our existing products overseas; and

•	changes in existing staffing levels.

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

The recurring losses generated by our operations continue to impose significant demands on our liquidity. Over the last several years our liquidity demands have been met principally by private placements of our common stock and from the exercise of related warrants and stock options.  In 2014, we raised an aggregate of $13.8 million from such sources. During the first two months of 2015, we raised an aggregate of $.8 million in a private placement and $.6 million from the sale of shares under an At Market Issuance Sales Agreement with MLV & Co., LLC. See ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. —Liquidity and Capital Resources” for more information regarding these transactions.

.

As of March 1, 2015, we believe that our cash resources, after giving effect to the private placement of January 28, 2015 and after giving effect to sales under the MLV sales agreement made prior to March 1, 2015 (but not giving effect to sales made under the sales agreement after March 1, 2015, if any), are anticipated to be sufficient to support our operations only through March 2015.

We will need to seek additional funding to support our operations, whether through debt financing, additional equity offerings, through strategic transactions (such as licensing or borrowing against intellectual property) or otherwise. We are currently exploring a variety of potential financing options, including additional private placements and financing transactions that would leverage our intellectual property. There can be no assurance that we will be successful in obtaining such additional funding on commercially favorable terms, if at all. If we do not raise sufficient funding, we may be forced to curtail our clinical trials and product development activities. Furthermore, if we are unable to raise additional capital (including through the exercise of outstanding warrants or through private placements of our securities, each of which has been a primary source of our financing in the past), our operations will be materially adversely affected, our scope of operations may need to be materially reduced, and our clinical trials may need to be delayed. Any equity financing will be dilutive to our existing stockholders.

We are a party to various legal proceedings that have resulted in, and are expected to continue to result in, significant expenses to our company.

We are a party to various legal proceedings, including a securities class action, stockholder derivative action, consumer class action, and investor lawsuit. See “ITEM 3. LEGAL PROCEEDINGS” in this Form 10-K. We have incurred and expect to continue to incur substantial expenses (and related cash demands) in connection with these legal proceedings, and such expenses and cash demands may be material to our ability to pursue our development programs and fund our operations. While we expect that much of the cost related to the ongoing securities class action and derivative lawsuits (for which settlements are pending) will be covered by insurance, we cannot provide any assurances with respect to the outcome of those actions and/or that their associates costs (including indemnification obligations to former and existing officers and directors) will not materially exceed the limits of our insurance policies. With respect to pending legal actions other than the securities class action and stockholder derivative action, we anticipate that a material portion of the costs and expenses, as well as ultimate liabilities (if applicable), relating to those actions will not be covered by insurance. In view of the foregoing, the costs, expenses, and risk associated with the pending legal actions, together with our limited capital resources as described above, may have a material adverse effect on our business and development program by diverting resources that would otherwise be available for operations and development activities.

Risks Related to our Pharmaceutical Business

Our clinical trials in the United Kingdom may not be successful.

We filed a CTA in the United Kingdom in December 2014. On January 30, 2015, we announced that the United Kingdom’s Medicine s Healthcare Products Regulatory Agency, or MHRA, approved the CTA to conduct phase I trials of several of Anatabine Citrate based drugs. These clinical trials are primarily designed to test the safety and tolerability of each Anatabine Citrate drug in healthy volunteers. We commenced these clinical trials in February 2015. There is no assurance that our initial clinical trials in the United Kingdom will be successful. Our failure to demonstrate to the satisfaction of the MHRA that our product candidate is safe may preclude our ability, either in the United Kingdom or elsewhere, to proceed with additional clinical trials to demonstrate the efficacy of our drug candidates. There is no assurance that our drug candidates will ultimately be approved by the MHRA.

In order to commercialize a therapeutic drug successfully, a product candidate must receive regulatory approval after the successful completion of clinical trials, which are long, complex and costly, have a high risk of failure and can be delayed, suspended or terminated at any time.

Our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA, MHRA, and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. To receive regulatory approval for the commercial sale of any of our product candidates, we must conduct, at our own expense, adequate and well-controlled clinical trials in human patients to demonstrate the efficacy and safety of the product candidate. To date, we have obtained regulatory authorization to conduct Phase I clinical trials for several anatabine citrate-based drugs in the United Kingdom.

It may take years to complete the clinical development necessary to commercialize a drug, and delays or failure can occur at any stage, which may result in our inability to market and sell any products derived from any of our product candidates that are ultimately approved by the FDA, MHRA, or foreign regulatory authorities. Our clinical trials, whether in the United Kingdom or elsewhere, may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA (or the equivalent in foreign jurisdictions), and even fewer are approved for commercialization. Interim results of clinical trials do not necessarily predict final results, and success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials even after promising results in earlier clinical trials. In addition, a clinical trial may be delayed, suspended or terminated by us or regulatory authorities due to a number of factors. Changes in regulatory requirements and guidance may occur or new information regarding the product candidate or the target indication may emerge, and we may need to perform additional, unanticipated non-clinical or clinical testing of our product candidates or amend clinical trial protocols to reflect these changes. Any additional unanticipated testing would add costs and could delay or result in the denial of regulatory approval for a product candidate. Amendments may require us to resubmit our clinical trial protocols to institutional review boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

There can be no assurance that an IND filed with the FDA in the U.S. will result in the actual initiation of clinical trials in the U.S. or that our products will ultimately be approved or achieve or maintain expected levels of market acceptance in the U.S..

In late 2013, we announced our intention to shift our focus to pharmaceutical products, given our belief in the potential for greater revenue growth through pharmaceutical product sales.  However, we do not currently have any pharmaceutical products in the advance development stage, and we will be required to file an IND application related to any new pharmaceutical products we intend to introduce.  While we filed an IND application in the second quarter 2014, the filing was put on clinical hold until certain conditions were met. We believe have completed the additional requirements, however, in the meantime we have filed a CTA in the United Kingdom and have been granted approval to enter clinical trials in the United Kingdom. Our funding is limited at this time and do not have the funds to conduct simultaneous clinical trials, however, we do intend to respond to the clinical hold aspects of the in 2015.

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

Any drug products that we bring to the market may not gain market acceptance by physicians, patients, third party payers, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical trials, market acceptance of the product will not be known until after it is launched. Our efforts to educate patients, the medical community, and third party payers on the benefits of our product candidates may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors.

The drug development business is very capital intensive, and our research and development efforts may be curtailed by our lack of available research funds.

The drug development business is very capital intensive, particularly for early stage companies that do not have significant off-setting revenues.  Even if we are successful in gaining regulatory approval for all our preferred clinical studies, our product development initiatives will be substantially dependent on our ability to continue our research initiatives and to obtain the funding necessary to support these initiatives.  Our inability to continue these initiatives and initiate new research and development efforts could result in a failure to develop new products or to improve upon existing products, which could have a material and adverse impact on our sales, operating income and cash flows.

If we are not successful in managing preclinical development activities and clinical trials we might not be able to commercialize our products.

We have not obtained regulatory approval or commercialized any drug product candidates.  Our limited experience might prevent us from successfully designing or implementing any clinical trials. If we are not successful in conducting and managing our pre-clinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our developmental product candidates, or might be significantly delayed in doing so, which may materially harm our business.

Our drug development program will depend upon third-party researchers who are outside our control.

We will depend upon independent clinical research organizations, investigators and other collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials under agreements with us. These collaborators will not be our employees and, if so, we will not be able to control the amount or timing of resources that they devote to our programs. They might not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug development programs, if their performance is substandard or if the FDA or other regulatory body determines there are issues upon review of the study data, the approval of our regulatory applications, if any, and our introduction of new drugs, if any, will be delayed. If we cannot successfully enter into new agreements with outside collaborators on acceptable terms, or if we encounter disputes over or cannot renew or, if necessary, amend existing agreements, the development of our drug candidates could be delayed. These collaborators might also have relationships with other commercial entities, some of which might compete with us. If our collaborators assist our competitors at our expense, our competitive position may be harmed.

See also “Regulatory Risks” below for additional risks related to our pharmaceutical business.

Regulatory Risks

If we are not able to obtain and maintain required regulatory approvals for any new pharmaceutical candidates we develop, we will not be able to commercialize such product candidates, and our ability to generate revenue will be materially impaired.

Any pharmaceutical business and any pharmaceutical product candidates we develop are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries, including the MHRA.  Failure to adhere to regulations set out by these bodies for one or more of our commercial products could prevent us from commercializing the product candidate in the jurisdiction of the regulatory authority. We have only limited experience in meeting the regulatory requirements incumbent on the sale of drugs in the United States and elsewhere. If we fail to adequately adhere to the regulations on drug sales, we may be unable to sell our products, which could have a material effect on our ability to generate revenue.

Any product candidates and the activities associated with their development and commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries, including the MHRA. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate in the jurisdiction of the regulatory authority. We have not obtained regulatory approval to market any product candidate in any jurisdiction.

Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish a product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. Similar requirements apply in the United Kingdom, where we are conducting our Phase 1 trials, and other jurisdictions. Our future products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

Our product candidates may fail to obtain regulatory approval for many reasons, including:

•	our failure to demonstrate to the satisfaction of the FDA or comparable regulatory authorities that a product candidate is safe and effective for a particular indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable regulatory authorities for approval;

•	our inability to demonstrate that a product candidate’s benefits outweigh its risks;

•	our inability to demonstrate that a product candidate presents an advantage over existing therapies;

•	the FDA’s or comparable regulatory authorities’ disagreement with the manner in which we interpret the data from preclinical studies or clinical trials;

•	the FDA’s or comparable regulatory authorities’ failure to approve the manufacturing processes, quality procedures or manufacturing facilities of third party manufacturers with which we contract for clinical or commercial supplies; and

•	a change in the approval policies or regulations of the FDA or comparable regulatory authorities or a change in the laws governing the approval process.

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

We will need to obtain FDA approval of any proposed product brand names for sale in the U.S., and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product cannot be marketed in the U.S. or other countries until we have completed rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for our product candidates in the U.S. will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities, including European and other foreign regulatory bodies. These requirements include submissions of safety and other post marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if we obtain regulatory approval of a product, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post marketing testing and surveillance to monitor the safety or efficacy of the product. We also may be subject to state laws and registration requirements covering the distribution of our products. Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

•	restrictions on such products, manufacturers or manufacturing processes;

•	warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	voluntary or mandatory recall

•	fines;

•	suspension or withdrawal of regulatory approvals or refusal to approve pending applications or supplements to approved applications that we submit;

•	refusal to permit the import or export of our products;

•	product seizure or detentions;

•	injunctions or the imposition of civil or criminal penalties; and

•	adverse publicity.

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

Our future operations depend in large part on the efforts of our Chairman and Chief Executive Officer, Michael J. Mullan, MBBS (MD), PhD and our President, Christopher C. Chapman, MD.  The loss of these officers could have a serious negative impact on our business and operating results.

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

On December 27, 2013, Dr. Mullan became our Chief Executive Officer and Dr. Chapman became our President.  In addition, in such date, our shareholders elected five new directors to our Board of Directors and three of our directors subsequently left office and two new directors have been added since then.  On January 31, 2015, Park A. Dodd, III our Chief Financial Officer, retired. At the same time Benjamin M. Dent, an outside director and Chairman of the Audit Committee, resigned his board position to become our Chief Financial Officer and Vice President of Operations. The failure of our directors or any new members of management to perform effectively could have a significant negative impact on our business, financial condition and results of operations.  In addition, the transition to a pharmaceutical development company may take management a significant amount of time to fully implement.  If our company’s new pharmaceutical development strategy is unsuccessful or if we are unable to execute it successfully, there will likely be a significant negative impact on our business, financial condition, and results of operations.

If we are unable to protect our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.

Our future success will depend in part on obtaining patent and other intellectual property protection for the technology related to our products and product candidates, and on successfully defending our patents and other intellectual property against third-party challenges. In particular, this will include obtaining patent protection for the technology relating to the manufacture and uses of anatabine in our pharmaceutical product candidates.

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

We face an inherent business risk of exposure to significant product liability and other claims in the event that the use of our prior or future products causes, or is alleged to have caused, adverse effects.  Furthermore, our products may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time.  The withdrawal of a product following complaints and/or incurring significant costs, including the requirement to pay substantial damages in personal injury cases or product liability cases, could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

Prior to the introduction of Anatabloc®, our Anatabloc® cosmetics and CigRx®, we obtained product liability insurance for these products as dietary supplements and as cosmetics. This insurance covers claims arising from product defects or claims arising out of the sale, distribution and marketing of our Anatabloc ®, Anatabloc ® cosmetics and CigRx ® products. In 2014, a purported class action was filed with respect to the purchase of our Anatabloc ® product.  In that case, the plaintiff seeks a refund on behalf of all persons purchasing our dietary supplement on the basis that the product was not effective despite claims allegedly asserted by our company. We have been advised by our insurance carrier that our product liability insurance does not cover the claims asserted in this action.

We are not, nor have we ever been, named as a defendant in any legal proceedings involving claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects relating to the use of our tobacco products. While we exited the tobacco business as of December 31, 2012, we could have claims asserted against us in connection with our prior manufacture and sale of such products.  While we believe the risk of being named a defendant in such a lawsuit is relatively low, we could be named as a defendant in such litigation, as there has been a noteworthy increase in the number of these cases pending.  Punitive damages, often in amounts ranging into the hundreds of millions, or even billions of dollars, are asserted in a number of these cases in addition to compensatory and other damages.  We currently do not have and do not believe that we can obtain insurance coverage for health-related claims arising from the use of tobacco products.  If, in the future, we are named as a defendant in any actions related to our smoked or smokeless tobacco products, we will not have insurance coverage for damages relating to any such claims, which could have a material adverse effect on our financial condition.

We have had substantial obligations under state laws adopted under the Master Settlement Agreement.

In November 1998, 46 states and the District of Columbia, or the “Settling States”, entered into the Master Settlement Agreement, or MSA, to resolve litigation that had been instituted against the major tobacco manufacturers.  We did not join the MSA but, while we manufactured and sold cigarette products, we were required to satisfy certain escrow obligations pursuant to statutes that the MSA required the Settling States to adopt in order for such states to receive the full benefits of the settlement.  We discontinued the sale of any cigarette products in June 2007 and we sold the rights, title and interest in and to all income from and reversionary interest in our MSA escrow accounts in May 2007.  Although we sold the rights in and to all income from and reversionary interest in the funds deposited into the MSA escrow accounts for sales through 2006, these MSA escrow funds remain in our name and the principal amount of these accounts will be available to satisfy portions of any state judgments or settlements for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, notwithstanding that we stopped selling cigarettes in 2007 and exited from the tobacco industry completely as of December 31, 2012.  Moreover, if such claims are successfully asserted in litigation against us in the future, the claims could exceed the amounts that have been deposited into escrow under the MSA which could adversely affect our operating income and cash flows.

Risks Related to our Common Stock

We have many potentially dilutive derivative securities outstanding and the issuance of these securities as well as future sales of our common stock could have a dilutive effect on current stockholders.

At February 19, 2015, we had outstanding options granted to directors, employees and consultants to purchase approximately 25,475,000 shares of our common stock, with a weighted-average exercise price of $2.12 per share, of which options for 17,650,000 shares were exercisable at February 19, 2015.  We also had outstanding warrants, exercisable for 27,995,994 shares of our common stock, with a weighted-average exercise price of $1.19 per share. Exercise of outstanding stock options or warrants would cause dilution, which could adversely affect the market price of our common stock.  If we issue additional shares of our common stock for sale (which has historically been our principal means of financing our operations) in connection with future financings, our stockholders could experience further dilution. See Note 12, “Stockholders’ Equity”, to our Notes to Consolidated Financial Statements for information related to our outstanding securities that may become exercisable for future shares of our common stock. Also see Note 19, “Subsequent Events” of our Consolidated Financial Statements for information on our most recent financing.

Our stock price has been and may continue to be volatile and an investment in our common stock could suffer a decline in value.

The trading price of the shares of our common stock has been, and may continue to be, highly volatile.  Our stock has traded at prices ranging from $0.14 to $1.11 for the period January 1, 2014 to February 19, 2015.  We receive only limited attention from securities analysts and may experience an imbalance between supply and demand for our common stock resulting from our trading volumes.  The market price of our common stock may fluctuate significantly in response to a variety of factors, some of which are beyond our control, including the following:

•	announcements of new products, technological innovations, contracts, acquisitions, financings, corporate partnerships or joint ventures by us or our competitors;

•	the approval by the FDA and/or other regulatory agencies of any new pharmaceutical products we develop;

•	developments related to our patents or other proprietary rights;

•	negative regulatory action or regulatory approval with respect to our products or our competitors’ products; and

•	market conditions in the pharmaceutical industry in general.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As part of our company’s transition, we completed, as of December 31, 2014, the process of consolidating our offices to Sarasota, Florida. The relocation centralized our executive, scientific, marketing and administrative functions.  We have closed our office in Glen Allen, Virginia and had 0.5 years remaining on a five year lease for that location. We were released by the landlord from the Glen Allen office lease effective March 1, 2015. We also have closed and have no further lease obligations for space we used in Washington, DC and Gloucester, Massachusetts.

We lease from the Mecklenburg County Industrial Development Authority (MCDIA) approximately nine acres of land in Chase City, Virginia. This lease also includes a building containing approximately 91,000 square feet of space that accommodated our dissolvable tobacco manufacturing operations, an expanded testing facility and office space.  We have approximately eight years remaining on a twenty-year lease for this facility.

In 2013, we entered into a sublease for approximately 36,000 square feet of the facility which has an initial term of one year with automatic renewal for eight consecutive one year periods unless after the second anniversary the sub-tenant provides 120 days written notice of termination.  The sublease rental rate is $2,000 per month.  The sublease is currently in default and we are taking the necessary legal recourse s as provided in the sublease agreement. This facility was previously used for the manufacturing of our low-TSNA smokeless tobacco products.

In 2014, we entered into another sublease agreement for approximately 40,000 square feet of the building we lease from MCIDA. The sublease is for a period of two years with the additional annual renewals until the end of our lease with MCIDA. The sublease rental rate is $4,000 per month.

We own specialized packaging equipment that has been installed at our dietary supplement contract manufacturing vendor to package CigRx ® and Anatabloc ® in their 20-piece container format. In December 2014, we entered into an agreement with the vendor to sell certain excess equipment to them and provide them with the opportunity to lease the specialized equipment with an option to buy if they find a customer with a desire to package their products in the specialized 20 piece container format.

We have invested in equipment to process anatabine, the primary ingredient in our Anatabloc ®, Anatabloc ® cosmetics and CigRx®  products at a separate contract manufacturing facility. We have idled this equipment due to the low sales volume in the first part of 2014 and now have exited from the dietary supplement business.

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

Securities Class Action Lawsuits

Three individuals, Francis J. Reuter, Charles Boravian and Marty Cole, filed separate similar purported class actions on behalf of putative classes of persons or entities collectively encompassing those who purchased or otherwise acquired shares of the Company’s common stock between October 31, 2011 and March 18, 2013. The first action was filed on or about March 25, 2013 in the United States District Court for the Eastern District of Virginia, Francis J. Reuter v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00183-JAG (the “Reuter Action”). The Reuter Action named as defendants the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc. (which is now known as RCP Development, Inc.), and certain of the Company’s current or former officers and/or employees. The second action was filed on or about March 26, 2013 in the United States District Court for the District of Massachusetts, Boravian v. Star Scientific, Inc. et al. D. Mass. 13-1-695-DJC (the “Boravian Action”). The Boravian Action named as defendants the Company and Jonnie R. Williams, Sr. and was voluntarily dismissed by the plaintiff. The third action was filed on or about May 7, 2013 in the United States District Court for the Eastern District of Virginia, Cole v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00287-JAG (the “Cole Action”).  The Cole Action named as defendants, the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc. (which is now known as RCP Development, Inc.), and certain of its officers and employees. In general, the complaints collectively allege that the Company and the individual defendants violated Section 10(b) under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as related to statements made regarding its past and future prospects and certain scientific data relating to its products, as well as related to unspecified private placements and related party transactions engaged in since 2006.  The Reuter Action and the Cole Action have been consolidated and a lead plaintiff was appointed by the Court in the consolidated cases on June 21, 2013. Pursuant to a joint scheduling order in place in these cases, plaintiff filed a consolidated operative complaint on September 5, 2013 and defendants filed a motion to dismiss the consolidated operative complaint on October 25, 2013. Following full briefing and argument on January 7, 2014, the Court indicated that it would not grant the motion at that time and would allow the case to proceed to discovery, but ordered additional briefing.  Also, the Court entered a scheduling order for discovery and an order directing the parties to participate in mediation before a Magistrate Judge. Defendants thereafter filed answers.  Subsequently, the United States, on January 28, 2014, moved to stay discovery in the case pending the completion or other disposition of the criminal trial of former Governor McDonnell and his wife. That motion was granted by the Court on January 28, 2014. On February 12, 2014, the Court granted a joint motion by the parties to stay all deadlines other than a court sponsored mediation session and the issuance of the Court's opinion on the motion to dismiss. On March 11, 2014, defendants filed a motion for leave to submit new authority in support of their motion to dismiss. On March 13, 2014, the Court granted defendants’ motion and ordered the submission of additional supplemental briefs by the parties. Those briefs were filed on March 19, 2014 and March 26, 2014. On June 11, 2014, a mediation conference was held before Magistrate Judge David J. Novak. On July 29, 2014, the parties participated in a private mediation and reached an agreement in principle on a settlement dependent on certain material conditions within the control of third-parties.

Following a status conference on October 10, 2014, which the court ordered since the parties had not yet been able to finalize the preliminary settlement, the court lifted the discovery stay, set a trial date for May 18, 2015, and ordered briefing on class certification and for the defendants to submit any motion to dismiss. The parties continued to litigate. On January 15, 2015, the parties filed a stipulation of settlement. On February 5, 2015, the parties filed an amended stipulation of settlement and the lead plaintiff moved for preliminary approval of the settlement. A preliminary approval hearing was held on February 12, 2015, after which the Court entered an order indicating that preliminary approval of the settlement would be conditional on counsel submitting a new notice to shareholders that the Court finds acceptable. The Court also scheduled a final approval hearing for June 22, 2015. After the parties filed a revised notice, the court on March 2, 2015 entered an order preliminarily approving the settlement and providing for notice. The Company has recorded the obligation and related insurance proceeds receivable as of December 31, 2014.

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

A mediation session relating to the derivative actions was held on October 29, 2014, and the parties later reached an agreement in principle regarding the material terms of a proposed settlement that would address the derivative actions. The parties concluded a stipulation of settlement as of approximately January 27, 2015, and plaintiffs thereafter filed a motion for approval of the settlement. The proposed settlement would provide for the implementation of certain corporate governance reforms and contemplates payment by the Company of certain attorney’s fees to plaintiffs’ counsel in an amount that has yet to be determined. A hearing on the motion for preliminary approval was held on March 6, 2015. The judge requested additional information to be submitted within 14 days. At this time, the Company cannot predict the probable outcome of the derivative actions and/or claims against the Company for attorney’s fees. Accordingly, no amounts have been accrued in the consolidated financial statements.

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

FDA Warning Letter

On December 24, 2013, the Company received a warning letter from the FDA regarding its CigRx® and Anatabloc ® dietary supplements indicating they were not properly marketed as dietary supplements, since the Company had not filed a NDIN for anatabine as a dietary ingredient prior to the introduction of its dietary supplements.  The FDA also claimed that certain materials on the Company’s websites, including published research articles, contained drug claims for Anatabloc ®. The Company responded to the warning letter on January 31, 2014, contesting the FDA’s position that a NDIN for anatabine as a dietary ingredient was required. In addition, the Company voluntarily removed from its websites the materials objected to by the FDA. Although the Company did not believe (and had not conceded) that the submission of an NDIN is a prerequisite to the lawful marketing of anatabine as a dietary ingredient, the Company voluntarily submitted an NDIN to the FDA in June 2014 for the dietary ingredient anatabine. On August 26, 2014, the Company received a response to the NDIN from the FDA. The response indicated that the FDA considers anatabine, a principal ingredient in these products, to be a drug, because anatabine is intended to provide anti-inflammatory support and was the subject of a previously filed Investigational New Drug Application (“INDA”), and because anatabine is not a “dietary ingredient” within the meaning of the Federal Food, Drug, & Cosmetic Act. Based on the FDA position, the Company permanently exited the dietary supplement business in the U.S. However, it will continue to seek opportunities to license the products for overseas markets in accordance with applicable law. All of the Company’s revenues, cost of goods sold, marketing and sales, inventory and manufacturing machinery related to the dietary supplement business were accounted for as discontinued operations effective September 2014 since the Company exited the U.S. market. The FDA notified the Company in a close out letter dated October 21, 2014 that the FDA has completed its evaluation of the Company’s corrective actions in response to the warning letter issued on December 24, 2013. In this notification, the FDA stated based on its evaluation, the Company has addressed the putative violations in the warning letter.

Consumer Class Action

On January 27, 2014, Howard T. Baldwin filed a purported class action naming the Company, Rock Creek Pharmaceuticals, Inc. and GNC Holding, Inc., or “GNC,” as defendants.  The case was filed in the United States District Court for the Northern District of Illinois.  Generally, the complaint alleged that claims made for the Company’s Anatabloc ® product have not been proven and that individuals purchased the product based on alleged misstatements regarding characteristics, uses, benefits, quality and intended purposes of the product.  The complaint purported to allege claims for violation of state consumer protection laws, breach of express and implied warranties and unjust enrichment.  The Company has agreed to indemnify and defend GNC pursuant to the terms of the purchasing agreement between RCP Development and GNC. Consistent with that commitment, the Company has agreed to assume the defense of this matter on its own behalf as well as on behalf of GNC. The defendants filed a motion to dismiss the complaint on March 24, 2014. On January 13, 2015, the Court entered an order dismissing the complaint in its entirety without prejudice.

On February 10, 2015, Mr. Baldwin filed an Amended Complaint against Rock Creek Pharmaceuticals, Inc. f/k/a Star Scientific, Inc., RCP Development, Inc. f/k/a Rock Creek Pharmaceuticals, Inc. and GNC Holdings, Inc. (collectively “Defendants”). The Amended Complaint also includes an additional named plaintiff, Jerry Van Norman, who alleges that he is a citizen of Parkville, Missouri. The Amended Complaint requests certification of an “Illinois Class” consisting of “[a]ll persons who paid, in whole or in part, for Anatabloc dietary supplement in Illinois between August 1, 2011 and the present for personal, family or household uses,” and a “Missouri Class” consisting of “[a]ll persons who paid, in whole or in part, for Anatabloc dietary supplement in Missouri between August 1, 2011 and the present for personal, family or household uses.” The Amended Complaint is pleaded in seven counts: (1) violation of the Consumer Fraud and Deceptive Business Practices Act of Illinois; (2) violation of the Missouri Merchandising Practice Act; (3) breach of express warranty under Illinois law; (4) breach of express warranty under Missouri law; (5) breach of implied warranty of merchantability under Illinois law; (6) breach of implied warranty of merchantability under Missouri law; and (7) unjust enrichment.

Like the original complaint, the Amended Complaint alleges that Defendants manufactured, marketed and/or sold Anatabloc, a dietary supplement purportedly derived from an anatabine alkaloid, and promoted Anatabloc as a “wonder drug” with a number of medical benefits and uses, from treating excessive inflammation (associated with arthritis) to Alzheimer’s disease, traumatic brain injury (or concussions), diabetes and multiple sclerosis. Plaintiffs allege that Defendants have never proven any of these claims in clinical trials or received FDA approval for Anatabloc, and that Anatabloc “was never the ‘wonder drug’ it claimed to be.” Plaintiffs allege that they purchased Anatabloc based upon claims that it provides “anti-inflammatory support.” Mr. Baldwin alleges that he purchased Anatabloc to “reduce inflammation and pain in his joints,” and Mr. Van Norman alleges that he “suffers back and knee problems, as well as arthritis, and expected Anatabloc to be effective in treating these symptoms and purchased Anatabloc to help alleviate his symptoms.” Both plaintiffs allege that Anatabloc did not provide the relief promised by the Defendants.

Although the Amended Complaint does not include claims based on the consumer protection laws and breach of warranty laws of several additional states like the original Complaint, on February 10, 2015, counsel for plaintiffs also served a “Notice pursuant to: Alabama Code § 8-19-10(e); Alaska Statutes §45.50.535; California Civil Code § 1782; Georgia Code § 10-1-399; Indiana Code § 24-5-0.5-5(a); Maine Revised Statutes, Title 5, § 50-634(g); Massachusetts General Laws Chapter 93A, § 9(3); Texas Business & Commercial Code § 17.505; West Virginia Code § 46A-6-106(b); and Wyoming Statutes § 40-12-109 as well as state warranty statutes,” which purports to give notice to Defendants on behalf of the named plaintiffs and a “class of similarly situated individuals” that Defendants have “violated state warranty statutes and engaged in consumer fraud and deceptive practices in connection with its sale of Anatabloc,” and demanding that “Defendants correct or otherwise rectify the damage caused by such unfair trade practices and warranty breaches and return all monies paid by putative class members.”

The Securities Class Action Settlement has exhausted some layers of our D&O insurance.  There is no assurance that existing or unexhausted layers of prior D&O Insurance coverage would cover expanded or new claims.

The Company intends to vigorously defend against these claims.  However, at the present time, it cannot predict the possible outcome of these claims.  Accordingly, besides an accrual for the Securities Class Action suit (see note 17), no amount has been accrued in the consolidated financial statements.

Action by Iroquois Master Fund, Ltd. and American Capital Management, LLC

On February 19, 2015, the Company became aware of a complaint filed on February 18, 2015, in New York Supreme Court for New York County in which the Company and its Chief Executive Officer, Dr. Michael J. Mullan, are named as a defendants. The complaint was filed by Iroquois Master Fund, Ltd. and American Capital Management, LLC, who were investors in a private placement of the Company’s securities completed in March 2014 (the “Private Placement Transaction”). The complaint also names as a defendant John J. McKeon, a shareholder of the Company. Iroquois and American Capital are seeking $4.2 million, in the aggregate, in damages or, alternatively, rescission of the Private Placement Transaction, premised on allegations that the Company entered into a “sham” loan agreement with Mr. McKeon to provide the Company with a $5.8 million line of credit in order to fraudulently induce Iroquois and American Capital to acquire the Company’s securities. The Company had not, to the Company’s knowledge, yet been served with the complaint as of March 1, 2015. Although the Company believes that the material allegations are without merit and intends to vigorously defend the litigation, no assurances can be given with respect to the outcome of the litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our company’s common stock, par value $0.0001 per share, is traded on the Nasdaq Capital Market under the symbol “RCPI”. On February 19, 2015, the closing price of our common stock as reported on the Nasdaq Capital Market was $0.14. Set forth below are the high and low sales prices for each full quarterly period during 2014 and 2013, as reported by the Nasdaq Capital Market or the Nasdaq Global Market (on which our stock was previously traded as applicable).  From time to time, during the periods indicated, trading activity in our common stock was infrequent.  As of February 6, 2015, there were approximately 597 registered holders of our common stock.

	2014		2013
	High	Low	High	Low
Quarter
First	$1.11	$0.57	$2.96	$1.49
Second	0.82	0.55	1.60	1.20
Third	0.63	0.24	2.18	1.44
Fourth	0.32	0.14	2.30	1.16

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2014, with respect to our equity compensation plans under which our common stock is authorized for issuance:

Weighted-
	Number of Shares	Average	Number of Securities
	to be Issued Upon	Exercise	Remaining Available
	Exercise of	Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options	Options	Compensation Plans
Plan Category	and Rights	and Rights	(excluding Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	25,475,000	$2.12	0

As of February 6, 2015, the Company had no available securities remaining under the plans as a result of option and share grants made under the plans after December 31, 2013 and as a result of an increase in the number of shares that are potentially issuable to our Company’s Chief Executive Officer and President under existing contingent performance-based grants.

Option Grants and Stock Awards

On December 29, 2014, options to purchase 50,000 shares of our common stock with an exercise price of $0.15, were granted to Benjamin M. Dent and Scott P. Sensenbrenner each, for their service as directors of our company.

Five-year financial performance graph: 2009-2014

Comparison of five-year cumulative return among Rock Creek Pharmaceuticals, Inc., the S&P 500 Index and the NASDAQ Biotechnology Index

	FISCAL YEAR ENDING
COMPANY / INDEX / MARKET	2009	2010	2011	2012	2013	2014
Rock Creek Pharmaceuticals, Inc.	$100.00	$278.57	$311.43	$382.86	$165.71	$26.00
S&P 500 Index	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
NASDAQ Biotechnology Index	$100.00	$115.01	$128.59	$169.61	$280.89	$376.68

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

The selected consolidated financial data of our company, for and as of the end of each of the periods indicated in the five-year period ended December 31, 2014, has been derived from our company’s audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in “Item 15. Exhibits, Financial Statement Schedules” of this Report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$-	$-	$-	$-	$-
Cost of goods sold (excludes federal excise tax)	-	-	-	-	-
Gross profit (loss)	-	-	-	-	-

General and Administrative Expenses	(33,116)	(26,684)	(14,647)	(33,063)	(23,420)
Loss from continuing operations before income taxes	(33,116)	(26,684)	(14,647)	(33,063)	(23,420)
(Loss) Gain from discontinued operations	(5,401)	(6,150)	(8,206)	(4,925)	(4,861)
Net loss	$(38,517)	$(32,834)	$(22,853)	$(37,988)	$(28,281)
Basic and diluted loss per share:
Continuing operations	$(0.18)	$(0.16)	$(0.10)	$(0.25)	$(0.20)
Discontinued operations	(0.03)	(0.04)	(0.05)	(0.03)	(0.04)
Total basic and diluted loss per share	$(0.21)	$(0.20)	$(0.15)	$(0.28)	$(0.24)
Weighted average shares outstanding	184,482	168,061	146,997	133,630	118,384

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$395	$3,881	$23,121	$10,188	$13,192
Property and equipment	207	48	61	79	65
Note receivable	-	583	-	-	-
MSA escrow funds	482	482	481	368	368
Discontinued operations assets	31	4,491	7,091	5,449	5,596
Insurance proceeds receivable	$6,679
Total assets	$8,917	$10,952	$31,924	$17,077	$20,285

Long-term obligations	$350	$-	$-	$2,531	$5,049
Accounts payable and accrued liabilities	12,140	2,613	3,792	1,848	1,696
Discontinued operations liabilities	533	1,310	3,090	738	305
Accrued settlement	$6,679
Stockholders’ equity (deficit)	$(10,835)	$6,979	$24,984	$9,391	$(10,659)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides a discussion of our consolidated results of operations, capital resources, and liquidity and should be read together with our consolidated financial statements and related notes in “Item 15.  Exhibits, Financial Statement Schedules” of this Report.  This discussion includes forward-looking statements based on current expectations that involve risks and uncertainties and should be read together with “Item 1A. Risk Factors” and “Special Note on Forward-Looking Statements” elsewhere in this Report.

Overview

We are a pharmaceutical development company focused on the discovery, development, and commercialization of therapies for chronic inflammatory disease, neurologic disorders, and behavioral health utilizing our proprietary compounds. Our development activities are currently focused on our lead compound, anatabine citrate, which we believe based on our accumulated data demonstrates anti-inflammatory properties. Prior to September 2014, we marketed and sold an anatabine-based dietary supplement under the name Anatabloc®, together with other anatabine-based products, but we discontinued the marketing and sale of such products in September 2014 and have narrowed the focus of our company to pharmaceutical development activities centered primarily on anatabine as a lead drug candidate. Our strategy is to leverage the underlying science and clinical data accumulated by us in relation to our prior anatabine-based products to advance our pharmaceutical development program. In February 2015, we commenced a Phase I clinical trial in the United Kingdom to determine the pharmacokinetic profiles of selected modified release formulation prototypes of anatabine and to evaluate safety and tolerability in health subjects.

Prior to the December 2013, our business strategy focused on selling anatabine-based nutraceutical dietary supplements that provided anti-inflammatory support and decreased the urge to smoke.  We also sold an associated line of cosmetic products, pursued research and development of related dietary supplements and pharmaceutical products, and to a much lesser degree sought to license our low-TSNA curing technology and related products.

In late 2013, our senior management and Board of Directors undertook certain significant corporate changes in order to position the company to develop U.S. Federal Food and Drug Administration (FDA) approved products That would present grater long-term revenue prospects  In December 2013, our stockholders approved various matters necessary to effect the corporate transition.  As part of the corporate transition, Michael J. Mullan, MBBS (MD), PhD was appointed our Chief Executive Officer and Chairman of our Board of Directors, and Christopher C. Chapman, MD was appointed our President.  In addition to these significant management changes, our shareholders elected a new Board of Directors consisting of five new directors (including Dr. Mullan) and one existing director (Dr. Chapman).

Our company’s corporate transition continued during 2014, during which we consolidated our company’s offices to a single location in Sarasota, Florida, substantially reduced our employee headcount, and changed the name of the company from Star Scientific, Inc. to Rock Creek Pharmaceuticals, Inc. In September 2014, we completed the transition by discontinuing the company’s historical business of marketing and selling anatabine-based nutritional supplements and other products.

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

General Overview of Operations and Current Financial Condition

The recurring losses generated by our business continue to impose significant demands on our liquidity. Our future prospects will be highly dependent on our ability to successfully implement our current strategy to better take advantage of the potential opportunities in the area of pharmaceutical products, including the development of products approved by the FDA.  Our ability to manage overall operating expenses, as well as raise additional capital necessary to support our operations, will be key to future operations and financial condition (particularly given the capital intensive nature of drug development).  Sales of Anatabloc ® were responsible for virtually all of our dietary supplement revenue during 2013 and we do not expect to generate revenue from the sale of pharmaceutical products in the near term, given the long timeframe for approval of these products.  We have and will continue to seek to generate revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee and for our related tobacco products (operations discontinued in December 2012), but royalty revenues have been insignificant to date.

We discontinued the sale of Anatabloc® in August 2014 and all revenue and related expenses of operations were reclassified to discontinued operations (see Note 6 to Consolidated Financial Statements in Item 15 of this report for additional details). For the current year ended December 31, 2014, we recognized a loss from continuing operations of approximately $(33.1) million. The recurring losses generated by our operations continue to impose significant demands on our company’s liquidity.  As of December 31, 2014, we had approximately $11.6 million of negative working capital, of which approximately $0.4 million was cash and cash equivalents. Our negative working capital was primarily caused by lower than anticipated funding, higher than expected legal expenses, recording separation agreements in connection with our corporate restructuring and accrued non-cash stock compensation in connection with our executive employment agreements.

As discussed below under “Liquidity and Capital Resources” we do not have enough cash and available credit lines to sustain our company for the next 12 months based on our current operating plan, and, therefore, there is substantial doubt about our company’s ability to continue as a going concern.

Regulatory Hurdles; IND Process

The drug development business is highly regulated and will require us to file an IND application related to any new pharmaceutical products we intend to introduce.  While we intend to respond to the clinical hold on the currently filed IND application during 2015, the response could be delayed if there is difficulty in assembling scientific data necessary to support the IND application.  In addition, there can be no assurance that, once we file, an IND application the FDA will not impose a regulatory hold on the initiation of clinical trials, if it believes that the data supporting the IND is insufficient.   See “Item 1A. Risk Factors — Risks Related to our Pharmaceutical Business” and “ — Regulatory Risks” for more information on the regulatory challenges presented by our business.

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

FDA Warning Letter

On December 24, 2013, we received a warning letter from the FDA regarding our CigRx® and Anatabloc® dietary supplements.  In the letter, the FDA asserted that CigRx ® and Anatabloc ® were not properly marketed as dietary supplements, since we had not filed a NDIN for anatabine as a dietary ingredient prior to the introduction of our dietary supplements.  The FDA also claimed that certain materials on our websites, including published research articles, contained drug claims for Anatabloc ®. We responded to the warning letter on January 31, 2014, contesting the FDA’s position with respect to the status of our dietary supplements and noting that we had voluntarily removed from our websites materials objected to by the FDA. Although we did not believe (and have not conceded), that the submission of an NDIN is a prerequisite to the lawful marketing of anatabine as a dietary ingredient, we voluntarily submitted an NDIN to the FDA in June 2014 for the dietary ingredient anatabine. On August 8, 2014, we decided to voluntarily suspend the sale of CigRx ® and Anatabloc ® for an indeterminate period of time.  This action was taken in connection with a review of the extent to which our dietary supplement business, whether conducted by us or through future licenses and whether conducted in the U.S. or overseas, will impact our primary focus of developing pharmaceutical products from our anatabine-based compounds.  On August 26, 2014, we received a response to the NDIN from the FDA. The letter indicated that the FDA considers anatabine, a principal ingredient in these products, to be a drug, because anatabine is intended to provide anti-inflammatory support and is the subject of a previously filed INDA. Based on the FDA position, we permanently exited the dietary supplement business in the U.S. However, we will continue to seek opportunities to license the product for overseas markets. All of our revenues, cost of goods sold, marketing and sales, inventory and manufacturing machinery related to the dietary supplement business were accounted for as discontinued operations effective September 2014, since we exited the U.S. market. The FDA notified us in a close out letter dated October 21, 2014 that the FDA has completed its evaluation of our corrective actions in response to the warning letter issued on December 24, 2013. In this notification the FDA stated based on its evaluation, we have addressed the putative violations in the warning letter.

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

We incurred substantial legal expenses in connection with the government and internal investigations discussed above in 2014 and 2013.  We believe we will not incur additional legal expenses in 2015 in connection with the USAO investigation of former Governor Robert McDonnell and his wife, Maureen McDonnell, which has been completed as of January 6, 2015. We do expect to continue to incur additional material legal expenses (and related cash demands) in connection with the civil actions and other matters discussed under “Part II-Item 1- Legal Proceedings” and such expenses and cash demands relating to those matters may be material.  While we expect that much of the cost related to the ongoing securities class action and derivative actions discussed in Part II-Item I will be covered by insurance, we cannot provide any assurances with respect to the outcome of the pending actions, or action yet to arise, including that such claims will not exceed the limits of our insurance policies.

Our Product and Product Development Initiatives

In recent years, we have engaged primarily in the sale of dietary supplements and related cosmetic products, and in pursuing ongoing research and development of related dietary supplements and pharmaceutical products. We historically have focused on utilizing certain alkaloids found in the Solanacea family of plants, which includes potatoes, tomatoes, and eggplants, initially to address issues related to the desire to smoke or use other traditional tobacco products. More recently, we have concentrated on the anti-inflammatory aspects of one of those alkaloids, anatabine. We also expect that, by leveraging the underlying science and clinical data accumulated by us in relation to our existing products, we will focus our operations on the research and development of drug candidates. We expect much of these research and development efforts will initially focus on developing our anatabine based compounds as a potential drug candidates. We have also been involved in the development of a cosmetic line of products that utilizes our anatabine based compound to improve the appearance of the skin. We introduced Anatabloc® Facial Crème in September 2012 and related line extensions in 2013. Since the introduction of Anatabloc® and through the discontinuation of that business in August, 2014, our revenues have been derived almost exclusively from the sale of our anatabine based dietary supplement products and, more particularly, Anatabloc®. We do not expect to recognize any revenues related to our drug development initiatives in the foreseeable future.

Licensing and Intellectual Property.

Since 2010 we have filed United States patent applications relating to the active ingredient of our dietary supplement products, uses of the products and product formulations.  These included two applications for therapeutic methods involving the administrations of anatabine, its isomers and derivatives thereof for treating chronic inflammation that may be associated with disorders such as thyroiditis, cancer, arthritis, Alzheimer’s disease, and multiple sclerosis, an application for a beverage product containing anatabine or a derivative or salt thereof, an application for our CigRx® formulation and our Anatabloc ® formulation as well as an application for the synthesis of anatabine and an application for a relapse prevention product. It also includes two applications that we filed in 2013 for our Anatabloc® Facial Crème formulation and for an anatabine based inhaler for smoking cessation. We also filed an application for a design patent relating to the 20-piece container used for our CigRx® and Anatabloc® products and a divisional application for food grade salts of anatabine. On October 15, 2013, the United States Patent and Trademark Office, issued a patent (Patent No. 8,557,999) to Rock Creek claiming anatabine citrate, the active component in our company’s Anatabloc® and CigRx® products.  In June 2012, the PTO issued a patent to Rock Creek for an improved method of synthesizing anatabine that facilitates large scale commercial production of high purity anatabine. Also, in August 2012, the PTO issued a patent to our company for an anatabine and yerba mate composition and uses thereof in assisting weight loss and curbing the urge for tobacco. In 2011, the PTO issued a design patent to us for the 20-piece dispenser used for our CigRx ® and Anatabloc ® products.  In 2014 Rock Creek filed a divisional application with method claims in connection with its prior application for the Anatabloc ® formulation and in lieu of the previously filed application.  We also have several international applications pending that relate to inflammation-mediated disorders, our anatabine and yerba mate composition, our Anatabloc ® formulation, a relapse prevention product and the administration of anatabine, its isomers and derivatives thereof generally, and also for autism and seizure indications.

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

Inventories

While no current impact to our financials, our policy is that inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. As of the reporting date, all inventories have been reclassified to Discontinued Operations on the Consolidated Balance Sheets or Consolidated Statements of Operations as applicable.

Discontinued Operations

The results presented in Income(loss) from discontinued operations in the company’s Consolidated Financial Statements of Income also include the results of businesses or lines of business that have been disposed of prior to the end of fiscal 2014, which include discontinued operations from our tobacco business and discontinued operations from our nutraceutical and dietary supplement business.

Revenue Recognition

While no current impact to our financials, our policy is that revenue is recognized when products are received by consumers or independent wholesalers from our third party fulfillment vendor based on orders entered by the customers or independent wholesalers on our interactive website and we have received confirmation of a valid credit card charge, which is the only payment option offered for sales on the interactive website.  We also record appropriate provisions for rebates, discounts and credits for returns.  These amounts are estimated due to the variability in credits as a result of temporary promotional programs, and allowances for product which may be returned by consumers after a sale is completed. In order to quantify these amounts, we make quarterly estimates in these areas based on the available quarterly information and historical experience.

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

All balances have been reclassified to Discontinued Operations on the Consolidated Statements of Operations as applicable.

Sales Incentives Estimates

While no current impact to our financials, our policy is that we record consumer incentives and trade promotion activities as a reduction of revenues based on amounts estimated as being due to customers and consumers at the end of a period.  The estimates are based principally on historical utilization and redemption rates of our products. Such programs include discounts, coupons, rebates, slotting fees, in-store display incentives and volume-based incentives. To the extent that redemption rates exceed our estimates, this would increase our liability related to outstanding coupons in the period the estimate is revised. All balances have been reclassified to Discontinued Operations on the Consolidated Statements of Operations as applicable.

Impairment of Long-Lived Assets

While no current impact to our financials, our policy is we review the carrying value of our amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  We also assess recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition.  If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value.  Non-amortizing intangibles (trademarks) are reviewed annually for impairment.

Commitment and Contingency Accounting

We evaluate each commitment and/or contingency in accordance with the accounting standards which state that if the item is probable then our company will record the liability in the financial statements.  If not, we will disclose any material commitments or contingencies that may arise.

Share Based Compensation

We account for share-based compensation for all employee share-based payment awards, including stock options, restricted stock, performance shares and stock purchases related to an employee stock purchase plan, based on their estimated fair values. We estimate the fair value of options on the date of grant using the Black-Scholes option pricing model (Black-Scholes model). Our determination of fair value of share-based payment awards is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. For non-employee options, the fair value at the date of grant is subject to adjustment at each vesting date based upon the fair value of our common stock. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations.

We estimate the fair value of restricted stock awards based upon the grant date closing market price of our common stock. Our determination of fair value is affected by our stock price as well as assumptions regarding the number of shares expected to vest.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. The attainment of sustainable profitability and positive cash flow from operations is dependent upon future events. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the period that includes the enactment date.

Our estimate of the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about its future operating results. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. We evaluate deferred tax assets on an annual basis to determine if valuation allowances are required by considering all available evidence. Deferred tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income, exclusive of reversing temporary differences and carryforwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible. In evaluating whether to record a valuation allowance, the applicable accounting standards deem that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. We have recorded a full valuation allowance against its net deferred tax assets as it is more likely than not that the benefit of the deferred tax assets will not be recognized in future periods.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Total Operating Expenses. Total operating expenses (comprised of General and Administrative and Research and Development expenses) were approximately $32.6 million for the year ended December 31, 2014, an increase of approximately $6.2 million, or 23.5%, from approximately $26.4 million for the same period in 2013. General and administrative expenses increased by approximately $5.2 million. Research and development costs increased $1.0 million.

General and Administrative Expenses. General and administrative expenses were approximately $29.0 million for the year ended December 31, 2014, an increase of approximately $5.2 million, or 21.7%, from approximately $23.8 million for the same period in 2013.  For the year ended December 31, 2014, salaries decreased $1.6 million which were offset by salary continuation expense in connection with our corporate restructuring of $5.1 million. Stock based compensation increased $2.8 million primarily due to recognition of stock options and incentives for our CEO and President granted in their employment contracts. Insurance costs increased approximately $1.0 million primarily due to increased Director and Officer insurance. Shareholder expenses increased $0.5 million due to increased investor meeting expenses. These increases were partially offset by decreases in legal expenses of approximately $2.4 million related to investigation and other matters; and reduced travel expenses of $0.8 million, and an increase in aggregate all other expenses of $.6 million.

Research and Development Expenses. We expended approximately $3.6 million on research and development during 2014, an increase of $1.0 million or 40.7% from approximately $2.6 million for the comparable period in 2013. The research and development cost in 2014 were directed principally toward preclinical studies in support of the IND with the FDA in the United States and a CTA in the United Kingdom in addition to the applications preparation.

Interest Income and Expense.  We had interest income of $22 thousand and $1 thousand of interest expense for the year ended December 31, 2014. For the same period in 2013, we had interest income of $14 thousand and no interest expense, for a net interest income of $14 thousand. The higher interest income was due primarily to payments received for notes receivable from the sale of inventory and manufacturing equipment executed in 2013.

Other Income and Expense. Other income and expense was a net expense of $0.6 million for the year ended December 31, 2014 compared to $0.3 million in net expense for the comparable period in 2013. The net expense in 2014 was due to the reserve for bad debt related to the note receivable from the company who purchased the assets related to our dissolvable tobacco business in 2013. The purchaser is currently in default of the note receivable for non- payment. The net expense for 2013 was primarily due to the reversal of an accrual of $1.3 million as a result of a resolution of a contingent fee arrangement with the law firm representing the Company in the  RJR patent lawsuit offset by the State of Virginia sales and use tax case settlement expense of $1.0 million and the write off of unusable equipment of $0.7 million.

Income Tax Expense. During the years ended December 31, 2014 and 2013, we had no income tax obligation due to our net operating losses. Additionally, we reserved 100% for all deferred tax benefits associated with these losses.

Discontinued Operations. During the year ended December 31, 2014 we discontinued our dietary supplement and cosmetic business. We recognized a loss on disposal of inventory and equipment related to these businesses of approximately $3.6 million and loss on operations of approximately $1.8 million. During the year ended December 31, 2013 we recognized a gain from the sale of equipment and inventory specific to the dissolvable tobacco business of $0.4 million. In addition, the dietary supplement and cosmetic business operations loss of $6.5 million (primarily net revenue, cost of goods sold and marketing and sales) were reclassified to discontinued operations.

Net Loss.  We had a net loss from continuing operations of approximately $(33.1) million for the year ended December 31, 2014 compared to a net loss from continuing operations of approximately $(26.7) million in 2013, an increased loss of $6.4 million.  The net loss after discontinued operations for the year ended December 31, 2014 was $(38.5) million compared to the net loss after discontinued operations of $(32.8) million for the same period in 2013 an increased loss of $(5.7) million. The increase in loss is primarily due to salary continuation charges of $5.1 million, an increase in stock based compensation of $2.8 million, increased Director and Officer insurance costs of approximately $1.0 million, an increase of $1.0 million in research and development costs, and an increase in shareholder expenses of $0.5 million. These increases were partially offset by decreases in legal expenses of approximately $2.4 million, reduced travel expenses of $0.8 million and a decrease of $0.7 million in results of discontinued operations and a decrease of aggregate all other items of $0.8 million.

For the year ended December 31, 2014, our basic and diluted loss per share from continuing operations was $(0.18) compared to a basic and diluted loss per share from continuing operations of $(0.16) for the year ended December 31, 2013. For the year ended December 31, 2014, our basic and diluted loss per share, including $(0.03) from discontinued operations, was $(0.21).  This compared to a basic and diluted loss per share, including $(0.04) from discontinued operations, was $(0.20) for the year ended December 31, 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Total Operating Expenses. Total operating expenses (comprised of General and Administrative and Research and Development expenses) were approximately $26.4 million for the year ended December 31, 2013, an increase of approximately $5.2 million, or 24.6%, from approximately $21.2 million for the same period in 2012. General and administrative expenses increased by approximately $6.9 million. Research and development costs decreased $1.7 million.

General and Administrative Expenses. General and administrative expenses were approximately $23.8 million for the year ended December 31, 2013, an increase of approximately $6.9 million, or 40.9%, from approximately $16.9 million for the same period in 2012.  For the year ended December 31, 2013, we had increased legal expenses of $6.6 million primarily related to our efforts in responding to subpoenas in the government investigation and in connection with our related internal investigation, related civil actions and management transition.  Net non-cash charges increased $3.2 million related to stock options, stock grants and the modification of the time to exercise previously issued stock options. These expense increases were partially offset by reduced executive salaries of $1.4 million, and by reductions in executive travel payments of $1.0 million. The aggregate of all other expenses were lower by $0.5 million.

Research and Development Expenses. We expended approximately $2.6 million on research and development during 2013, a decrease of $1.7 million or 39.7% from approximately $4.3 million for the comparable period in 2012. The research and development cost in 2013 were directed principally toward the ongoing clinical trial for Anatabloc® Facial Crème and the analysis of results of the CRP and Hashimoto’s autoimmune thyroiditis clinical trials. Information gathered from clinical trials has been utilized in our ongoing drug development efforts.

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

Income Tax Expense. During the years ended December 31, 2013 and 2012, we had no income tax obligation due to our net operating losses. Additionally, we reserved 100% for all deferred tax benefits associated with these losses.

Discontinued Operations. During the year ended December 31, 2013 we recognized a gain from the sale of equipment and inventory specific to the dissolvable tobacco business of $0.4 million, and a loss of $(6.5) million specific to our dietary supplement business. During the year ended December 31, 2012 we elected to close our dissolvable tobacco business and exited the tobacco business as of December 31, 2012.  We incurred a charge of $(3.1) million in connection with the discontinuation of those operations and losses from operations – dissolvable tobacco and dietary supplements - of $(5.1) million for a total discontinued operations charge of $(8.2) million.

Net Loss.  We had a net loss from continuing operations of approximately $(26.7) million for the year ended December 31, 2013 compared to a net loss from continuing operations of approximately $(14.6) million in 2012, an increased loss of $12.1 million.  The net loss after discontinued operations for the year ended December 31, 2013 was $(32.8) million compared to the net loss after discontinued operations of $(22.9) million for the same period in 2012 an increased loss of $10.0 million.  The results for the year ended December 31, 2012 included miscellaneous one-time income of $6.6 million primarily as a result of the resolution of the RJR litigation matters, increased legal expenses of approximately $6.6 million and increased non-cash stock compensation of $3.2 million. These increases were offset by decreased executive salaries of $1.4 million, executive travel of $1.0 million and research and development expenses of $1.7 million and a decrease in total loss from discontinued operations of approximately $2.1 million.

For the year ended December 31, 2013, our basic and diluted loss per share from continuing operations was $(0.16) compared to a basic and diluted loss per share from continuing operations of $(0.10) for the year ended December 31, 2012. For the year ended December 31, 2012, our basic and diluted loss per share, including $(0.05) from discontinued operations, was $(0.15).  This compared to a basic and diluted loss per share, including $(0.04) from discontinued operations, was $(0.20) for the year ended December 31, 2013. However, on a pro-forma basis, excluding the net gain from the resolution of the RJR litigation matters and the discontinued operations, our net loss per share, both basic and diluted, would have been $(0.10) for the year ended December 31, 2012.  We believe that this non-GAAP measure is important to an investor’s understanding of our net losses from core business operating results, and that the net gain from the resolution of the RJR litigation reflects a one-time event that will not recur in future periods.

Reconciliation of GAAP to Non-GAAP earnings per share
	Year ended December 31,
	2013	2012
	unaudited

Basic and diluted net loss per common share GAAP basis continuing operations	$(0.16)	$(0.10)

Basic and diluted gain from RJR settlement	$-	0.05

Basic and diluted net (loss) per common share Non-GAAP basis	$(0.16)	$(0.15)

Liquidity and Capital Resources

We have been operating at a loss for the past twelve years, which imposes significant cash demands on our business.  These conditions were exacerbated by the expenses we incurred in 2013 and 2014 in connection with the USAO investigation, which we believe has now been substantially completed as to our company, as well as costs associated with the corporate transition.  Our future prospects will be dependent on our ability to transition into the area of drug development and manage our overall operating expenses, and our ability to obtain additional capital necessary to support our operations (particularly research and development and related expenses in connection with our drug development operations).  Because we discontinued our business of selling supplements, cosmetics and smoking cessation products in August, 2014, our revenues will shift to be more dependent on our ability to successfully implement our drug development program which will require us to raise substantial capital.

On March 12, 2014, we entered into a series of equity and financing transactions that resulted in gross proceeds to our company of approximately $9.3 million and cash availability under a credit facility of $5.8 million. Under one transaction, holders of previously held warrants with exercise prices ranging from $1.50 to $2.00 agreed to immediately exercise on an aggregate of 4.2 million warrants at a reduced exercise price of $1.00 per share.  The investors also were issued new warrants for an equal number of shares that have a term of seven years and an exercise price of $1.00 per share.  This transaction resulted in proceeds of approximately $4.2 million.  Under another transaction we sold 5.1 million shares with matching warrants for 5.1 million shares to other investors at $1.00 for the shares and warrant shares.  This transaction resulted in proceeds to us of $5.1 million. Also on March 12, 2014, we entered into a credit facility with another investor, John J. McKeon (“Lender”) under which the Lender agreed to loan us up to $5.8 million.  The credit facility provides for an annual interest rate of 3% on any funds drawn by us.  It also provides Lender with the option to convert any loan amount to a unit of our common stock and a matching seven-year warrant at a conversion price of $1.00 per unit.   Although we took an advance of $350,000 under this credit facility in December 2014, as a result of a disagreement with the Lender as described below, we do not anticipate that Lender will make any additional funds available to us under this credit facility. In addition to the foregoing, the investors in the March 2014 transactions have been granted the right to participate in any equity offering that we complete prior to March 12, 2016, with their participation right being equal on or aggregate basis of up to 50% of the amount of the future equity offering.

On August 8, 2014, we completed a private placement (the “August 2014 Private Placement”) that resulted in gross proceeds to us of approximately $4.25 million and an additional credit facility of approximately $1.75 million with one investor of the August 2014 private placement. In the August 2014 Private Placement, we sold an aggregate of 10.625 million shares of its common stock at a price of $0.40 per share (the closing price of our common stock on the Nasdaq Global Market on August 6, 2014) to five accredited investors, some of whom are existing investors (or their affiliates) in our company. The investors in the August 2014 Private Placement were also granted warrants to purchase an aggregate of 10.625 million shares at an exercise price of $1.00 per share. The warrants will expire on the seventh anniversary of the date of grant. As a part of the August 2014 Private Placement, we filed with the SEC a resale registration statement covering the purchased shares and the shares issuable pursuant to the granted warrants and we anticipate that such registration statement will be declared effective in March 2015. The ability of our company to make a draw against the additional $1.75 million credit facility requires that we first borrow the maximum amount under the credit facility with Lender, but because we do not believe we will be able to borrow any additional amounts from Lender as discussed below, we do not anticipate having the ability to draw against the additional credit facility in the future.

On December 15, 2014, we entered into an At Market Issuance Sales Agreement, or sales agreement, with MLV & Co. LLC, or MLV, relating to the sale of shares of our common stock offered under an S-3 Registration Statement that we filed in December 2014 that was declared effective in February 2015. In accordance with the terms of the sales agreement we may offer and sell shares of our common stock, $0.0001 par value per share, having an aggregate offering price of up to $16.5 million from time to time through MLV, acting as agent. Sales of our common stock under the sales agreement will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through The Nasdaq Capital Market, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, or any other method permitted by law. MLV is not required to sell any specific amount, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. MLV will be entitled to compensation at a commission rate equal to 3% of the gross sales price per share sold. The aggregate market value of our common stock held by non-affiliates was approximately $43.1 million based on the closing price of one share of our common stock on The Nasdaq Capital Market of $0.27 per share on January 12, 2015. We began selling shares under the sales agreement on February 12, 2015, and through March 1, 2015, we sold an aggregate of 3,620,075 shares under the sales agreement for net proceeds to our company of $574,224.

On January 28, 2015, we entered into a Securities Purchase and Registration Rights Agreement (the “Purchase Agreement”) with seven accredited investors, pursuant to which we issued and sold to such a total of 5,066,825 shares of our common stock, at a purchase price of $0.15 per share, and warrants to purchase up to a total of 4,208,413 shares of common stock. The warrants, which have an exercise price of $0.15 per share, are generally exercisable beginning on January 28, 2015, and expire on January 27, 2022. An aggregate of 3,350,000 shares sold in the private placement were issued pursuant to, and as a condition of, the exercise of previously issued warrants to purchase common stock held by certain of the investors at an amended exercise price of $0.15 per share. An aggregate of $760,023 was raised in the private placement, including $300,000 of which was paid to us as an advance on December 30, 2014. We filed with the SEC a resale registration statement covering the purchased shares issuable pursuant to the granted warrants, and we anticipate that such registration statement will be declared effective in March 2015

In December 2014, following discussions between our and Lender regarding our liquidity needs, Lender made an advance to us in the amount of $350,000 (the “Advance”) under the Lender’s loan facility entered into in March 2014, as described above. At such time, Lender expressed a desire that the loan agreement relating to the loan facility (the “Loan Agreement”) be amended to, among other things, decrease the conversion price of loans made under the Loan Agreement, including the conversion price of the Advance. We agreed to take such request under consideration, but no amendment was ultimately agreed upon, and Lender thereafter informally indicated to us that no further advances would be available under the Loan Agreement in the absence of an amendment. On January 28, 2015, our Board of Directors concluded that we had the right to treat the Advance as a loan under the Loan Agreement as then in effect and do not have an obligation to enter into any amendment thereto, and therefore we issued to Lender a promissory note in the aggregate principal amount of $350,000, with such note being in the form specified in the Loan Agreement. In view of this dispute and oral communications from the Lender indicating that the Lender would not make additional funds available under the Loan Agreement as currently in effect, we believe that it is unlikely that Lender will make additional advances available to us under the Loan Agreement. We have requested a written confirmation from Lender that no additional advances will be made under the current Loan Agreement, or, in the alternative, that Lender honor a borrowing request made on January 27, 2015. As of the March 1, 2015, Lender has not responded to us.

In 2014, we entered into separation agreements with Paul Perito and David Dean, former executive officers of our company, in connection with their ceasing to be employed by us. Under a May 2014 separation agreement with Mr. Perito, we agreed to pay Mr. Perito severance compensation of $2.5 million in 8 equal quarterly installments of $312,500 each. The first two installments have been paid to Mr. Perito. The remaining quarterly installments are payable, in cash or shares of our common stock, at our option, on the last day of each calendar quarter.  If paid in shares common stock, the number of shares to be granted to Mr. Perito will be based on the closing price of our common stock on the first trading day immediately preceding the grant date.  Shares issued as severance compensation will be issued pursuant to our 2008 Incentive Award Plan as vested unrestricted shares, unless the shares are ineligible for issuance under such plan at the time of issuance, in which case we may issue restricted shares to Mr. Perito with certain limitations.  In the event of a change of control of our company prior to the payment in full of the severance compensation, all remaining severance compensation installments will become immediately due and payable on the 10 th business day following a change in control. As of March1, 2015, we were past due in the payment of $625,000 in severance to Mr. Perito, and we are engaged in discussions with Mr. Perito regarding the payment of his severance in shares common stock (unless the Company elects to use cash), which would be paid under the 2008 Incentive Award Plan beginning in April 2015.

Under a June 2014 separation agreement with Mr. Dean, we agreed to pay Mr. Dean salary continuation payments for eighteen (18) months after the date of the agreement based on his yearly base compensation of $295,000 (plus an additional $56,730 in accrued vacation pay), with the first six months of salary continuation payments being paid in cash in accordance with our customary payroll practices.  The remaining salary continuation payments are payable in four quarterly installments in cash or shares our common stock, at our option, on December 31, 2014, March 31, 2015, June 30, 2015, and September 30, 2015.  If paid in shares common stock, the number of shares to be granted to Mr. Dean will be based on the closing price of the common stock on the first trading day immediately preceding the grant date.  As of March 1, 2015, we were past due in the payment of Mr. Dean’s severance payments by an amount equal to $73,750

As of March 1, 2015 we believe that our current cash resources, after giving effect to the private placement of January 28, 2015 and after giving effect to sales under the MLV sales agreement made prior to March 1, 2015 (but not giving effect to sales made under the sales agreement after March 1, 2015, if any), are anticipated to be sufficient to support the our operations only through approximately March 2015. We will need to seek additional funding to support our operations, whether through debt financing, additional equity offerings, through strategic transactions (such as licensing or borrowing against intellectual property) or otherwise. We are currently exploring a variety of potential financing options , including additional private placements and financing transactions that would leverage our intellectual property. There can be no assurance that we will be successful in obtaining such additional funding on commercially favorable terms, if at all. We will also likely continue to delay cash payment of various payables and outstanding obligations (including severance payments to former executives) in order to conserve cash until additional funding becomes available, and if we do not raise sufficient funding, we may be forced to curtail its clinical trials and product development activities and continue to defer such payments. To conserve cash resources, our Chief Executive Officer and President have elected to defer their salary beginning in December 2014 and continuing for the foreseeable future, and the members of the Board of Directors have elected to defer their board fees and compensation. If we are unable to raise additional capital (including through the exercise of outstanding warrants or through private placements of our securities, each of which has been a primary source of our financing in the past), our operations will be materially adversely affected, its scope of operations may need to be materially reduced, and our clinical trials may need to be delayed. Any equity financing will be dilutive to our existing shareholders.

We do not have enough cash and available credit lines to sustain our company for the next twelve months based on our current operating plan, and, therefore, there is substantial doubt about our company’s ability to continue to be a going concern. Our continuation as a going concern depends upon our ability to obtain additional financing to provide cash to meet its obligations as may be required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that we will be successful in obtaining funding at commercially reasonable terms. We have no commercial products on the market at this time due to exiting the dietary supplement market in the U.S. While we are evaluating overseas market opportunities through possible licensing arrangements, we have not yet entered into any such licensing arrangements.

Corporate Transition Matters

As discussed above, as part of our corporate transition, we have shifted focus of our operations to concentrate more on the development of pharmaceutical products.  The costs and expenses related to the drug development industry may vary significantly from those associated with our prior nutraceutical supplement and cosmetic lines of business, including costs and expenses related to clinical trials, regulatory compliance and generally bringing to market drug candidates.  These factors, among others, will require us to seek additional capital resources as we move forward with our drug development program on a more expedited basis.

Summary of Balances and Recent Sources and Uses

As of December 31, 2014, we had approximately $11.6 million negative working capital, which included cash of approximately $0.4 million.

Net Cash From Operating Activities.  For the year ended December 31, 2014, approximately $16.5 million of cash was used in operating activities compared to approximately $21.4 million of cash used in operating activities during the same period in 2013.  Cash used in operations was approximately $4.9 million lower during the year ended December 31, 2014 as compared to the same period in 2013, due primarily to the payment delay in normal operating expenses due to the lack of cash resources.

Net Cash From Investing Activities.  For the year ended December 31, 2014, we used $158 thousand from investing activities, primarily due to leasehold improvements of $218 thousand at our new office location in Sarasota, FL offset in part by $17 thousand in royalty payments from the licensing of trademarks related to our cigarette business, which we sold in 2007 and $43 thousand from the note receivable related to the sale of the dissolvable tobacco equipment and inventory. The note is currently in default due to late payments. During the period ending December 31, 2013, we had cash from the note receivable from the sale of the dissolvable tobacco equipment and inventory of $6 thousand and cash received from licensing of cigarette trademarks of $33 thousand for a total of $39 thousand.

Net Cash From Financing Activities.  For the year ended December 31, 2014, we generated net cash from financing activities of $4.2 million through the exercise of warrants; common stock sale of $10.0 million; and line of credit borrowing of $0.4 million. During the period ending December 31, 2013, we generated net cash from financing activities of approximately $7.8 million, primarily through the exercise of warrants.

Net Cash Used in MSA Escrow Payments. Given the fact that we discontinued the sale of cigarettes in June 2007, we do not have any ongoing obligation to make any deposits into escrow for the year ended December 31, 2014. During the year ended December 31, 2013, we deposited $1 thousand into escrow.

Cash Demands on Operations

During the year ended December 31, 2014, we had losses from continuing operations that totaled $(33.1) million and a net loss of $(38.5). See “Overview” and “Results of Operations” above for a discussion of our increased operating expenses that resulted in increased use of cash during 2014.

Contingent Liabilities and Cash Demands

Litigation Costs. We have paid or accrued all existing obligations with respect to litigation expenses. Also, as part of our fee arrangements in certain litigation matters, we had agreed to pay counsel a percentage of any damage awards, a percentage of the resulting payments we actually received in the event that the litigation was resolved in our favor or a result fee in return for a cap on fee payments during the litigation. In connection with the settlement of the RJR litigation, we accrued $1.3 million with respect to a contingent fee arrangement with counsel relating to that litigation. Based on an agreement reached with counsel in the RJR matter in July 2013, we accounted for this item as a contingent liability beginning in the third quarter of 2013

Product Liability.  Prior to the introduction of our dietary supplements and cosmetics, we obtained product liability insurance for each of our products. This insurance covers claims arising from product defects or claims arising out of the sale, distribution and marketing of these products. There have been no claims asserted with respect to any injury arising from the manufacture, sale or use of our dietary supplements or cosmetics to date. If any such claims are asserted in the future and ultimately result in liability that exceeds the limits of our insurance coverage, we would be liable for any such excess amount.

In 2014 a purported class action was filed with respect to the purchase of our Anatabloc® product.  In that case, plaintiff seeks a refund on behalf of all persons purchasing our dietary supplement on the basis that the product was not effective for claims allegedly asserted by our company. We have been advised by our insurance carrier that there is no coverage for the claims asserted in this case. See “Item 3. Legal Proceedings” in this report for an update on the original action and the amended complaint filed in February 2015.

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

Government Investigation In late January and February 2013 our company, directors and others received subpoenas from the United States Attorney’s Office, or USAO, for the Eastern District of Virginia seeking documents.  We believe we have responded to substantially all of the issues being reviewed by the USAO. In addition, the international law firm of Chadbourne & Parke LLP conducted an internal investigation of these matters and that investigation was substantially completed in late June 2013.

We incurred substantial legal expenses in connection with the government and internal investigations discussed above in 2014 and 2013.  We believe we will not incur additional legal expenses in 2015 in connection with the USAO investigation of former Governor Robert McDonnell and his wife, Maureen McDonnell, which has been completed as of January 6, 2015.

Recent Transactions and Potential for Additional Financing

See Note 19 to our consolidated financial statements included in “Item 15. Exhibits, Financial Statement Schedules” of this Report.

Off-Balance Sheet Arrangements

Our company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations

At December 31, 2014, our company’s contractual cash obligations, with initial or remaining terms in excess of one year, net of offsetting sublease payments, were as follows (in thousands):

			Amount of
			Commitment ($)
			Expired By Year
			Ending December 31,
		Year ending	Three years ending	One year ending	More than 5
	Total	12/31/2015	2018	2019	Years
Operating Leases	$497	$86	$199	$62	$150

Our company had purchase commitments as of December 31, 2014 totaling $.6 million.

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of December 31, 2014, the end of the period covered by this Report, our disclosure controls and procedures were not effective at a reasonable assurance level. As noted below, we have identified a material weakness in our internal controls over financial reporting due to failure to timely accrue a litigation liability and offsetting asset as of December 31, 2014.

(b)             Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, or “GAAP”. Internal control over financial reporting includes those policies and procedures that:

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

Management conducted an assessment of the effectiveness of our company’s internal control over financial reporting as of December 31, 2014, utilizing the framework established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2014 were not effective due to the following: the company’s failure to evaluate and record a preliminary settlement agreement for the Shareholder Class Action lawsuit that we believed would be covered by insurance.

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

Cherry Bekaert LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report, which appears on page F-2 of “Item 15. Exhibits, Financial Statement Schedules” of this Report.

Planned Remediation Efforts for Material Weakness

The Company is currently evaluating the above-identified material weakness and intends to develop specific guidelines and processes to ensure timely review and analysis of all settlement agreements and information.

(c)             Changes in Internal Control Over Financial Reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO), issued an updated version of its “INTERNAL CONTROL-INTEGRATED FRAMEWORK” (the 2013 Framework). Originally issued in 1992 (the 1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains avaialbe during the transition period, which extended to December 15, 2014, after which time COSO considers it superseded by the 2013 Framework. During the year ended December 31, 2014, management completed the process to determine the Company was in compliance with the 2013 Framework.

Except as otherwise described above, in connection with the evaluation of internal controls described above in paragraph (b) of this Item 9A, there were no changes in our internal control over financial reporting for the year ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from our company's DefinitiveProxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from our company's Difinitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from our company's Definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from our company's Definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from our company's Definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

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

ROCK CREEK PHARMACEUTICALS, INC.

By:	/s/ Michael J. Mullan
Michael J. Mullan
Chief Executive Officer

Date: March 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mullan	Chief Executive Officer and Director	March 12, 2015
Michael J. Mullan	(Principal Executive Officer)

/s/ Christopher C. Chapman	President and Director	March 12, 2015
Christopher C. Chapman

/s/ Benjamin M. Dent	Chief Financial Officer	March 12, 2015
Benjamin M. Dent	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lee M. Canaan	Director	March 12, 2015
Lee M. Canaan

/s/ Edward J. McDonnell	Director	March 12, 2015
Edward J. McDonnell

/s/ Scott P. Sensenbrenner	Director	March 12, 2015
Scott P. Sensenbrenner

INDEX TO EXHIBITS

Item	Description

2.1	Asset Purchase Agreement between Star Scientific, Inc., a Delaware corporation and Eyetech, LLC, a Minnesota limited liability company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998(1)

3.1	Tenth Amended and Restated Certificate of Incorporation, as amended (45)

3.2	By-Laws of Rock Creek Pharmaceuticals, Inc. effective as of June 4, 2014.(39)

4.1	Specimen Common Stock Certificate (39)

4.2	Form of Promissory Note to be issued to John Joseph McKeon in connection with advances made under the Loan Agreement, dated March 12, 2014, between Star Scientific, Inc. and John Joseph McKeon (36)

4.3	Common Stock Purchase Warrant issued by Star Scientific, Inc. to John Joseph McKeon, dated March 12, 2014 (36)

4.4	Form of Common Stock Purchase Warrant, dated March 12, 2014, issued by Star Scientific, Inc. to investors under Securities Purchase and Registration Rights Agreements dated March 12, 2014 (36)

4.5	Form of Common Stock Purchase Warrant, dated January 28, 2015, issued by Rock Creek Pharmaceuticals, Inc. to Investors under the Securities Purchase and Registration Rights Agreement dated January 28, 2015 (42)

10.1	License Agreement between Star Tobacco and Pharmaceuticals, Inc., as Licensee and Regent Court Technologies, Jonnie R. Williams, and Francis E. O’Donnell, Jr., M.D., as Licensor, dated January 5, 1998(4)

10.2	Amendment No. 1 to License Agreement between Regent Court Technologies, Jonnie R. Williams, Francis E. O’Donnell, Jr., M.D. and Star Tobacco and Pharmaceuticals, Inc., dated August 3, 1998(5)

10.3	1998 Stock Option Plan, as amended(6)

10.4	2000 Equity Incentive Plan, as amended(7)

10.5	Third Amended and Restated 2008 Incentive Award Plan of the Company, as amended (45)

10.6	Qualified Stock Option Agreement dated as of April 27, 1999 between Star Scientific, Inc. and Paul L. Perito(8)

10.7	Lease and Purchase Option Contract between Star Scientific, Inc. and the Industrial Development Authority of the Town of Chase City, Virginia, dated March 10, 2000(6)

10.8	Form of Director Indemnification Agreement(6)

10.9	Form of Officer Indemnification Agreement(6)

10.10	Executive Employment Agreement between Star Scientific, Inc. and David M. Dean, dated October 6, 2000(7)

10.11	Restated Loan Agreement between Star Scientific, Inc., Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(9)

Item	Description

10.12	Restated Security Agreement between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(9)

10.13	Security Agreement between Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(9)

10.14	Guaranty Agreement between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(9)

10.15	Guarantee Agreement between Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000(9)

10.16	Amended and Restated Executive Employment Agreement dated as of March 15, 2001 between Star Scientific, Inc. and Christopher G. Miller(7)

10.17	Executive Employment Agreement dated as of March 30, 2001 between Star Scientific, Inc. and Robert E. Pokusa(7)
10.18	Restated Master Agreement, dated April 25, 2001, by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(10)

10.19	First Amendment to Restated Loan Agreement dated April 25, 2001, among Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation(10)

10.20	Trademark License and Royalty Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(10)

10.21	Other Low TSNA Tobacco Royalty Agreement, dated April 25, 2001 by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(10)

10.22	First Amendment to Regent/B&W License Agreement, dated April 25, 2001, by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(10)
10.23	Exclusive License Agreement dated as of March 16, 2001 by and among Regent Court Technologies and Star Scientific, Inc.(11)

10.24	Consent to Assignment dated March 16, 2001 by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., M.D., Star Tobacco & Pharmaceuticals, Inc., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation(11)

10.25	Amendment No. 1 dated April 5, 2001 to Exclusive License Agreement by and among Regent Court Technologies and Star Scientific, Inc.(11)

10.26	Contract with Lease and Option to Purchase by and among The Industrial Development Authority of Mecklenburg County, Virginia, The Industrial Development Authority of the Town of Chase City, Virginia, and Star Scientific, Inc., dated April 10, 2002(12)

10.27	Convertible Debenture, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities Corp. Debenture was amended and then converted(13)

10.28	Warrant, dated March 25, 2004, issued by Star Scientific, Inc. to Manchester Securities Corp.(13)

10.29	Securities Purchase Agreement, dated March 25, 2004, between Star Scientific, Inc. and Manchester Securities Corp.(13)

Item	Description

10.30	Registration Rights Agreement, dated March 25, 2004, between Star Scientific, Inc. and Manchester Securities Corp.(13)

10.31	Common Stock Purchase Warrant, dated as of March 25, 2004, issued by Star Scientific, Inc. to Reedland Capital Partners, an Institutional Division of Financial West Group(13)

10.32	Executive Employment Agreement, dated December 30, 2005 between Star Scientific, Inc. and Jonnie R. Williams(14)

10.33	Second Amended and Restated Employment Agreement, dated December 30, 2005 between Star Scientific, Inc. and Paul L. Perito(14)

10.34	Securities Purchase and Registration Rights Agreement, dated as of March 3, 2006, between Star Scientific, Inc. and Joseph L. Schwarz(15)

10.35	Common Stock Purchase Warrant, dated as of March 3, 2006, issued by Star Scientific, Inc. to Joseph L. Schwarz(15)

10.36	Securities Purchase and Registration Rights Agreement, dated July 14, 2006, by and between Star Scientific, Inc. and Iroquois Capital(16)

10.37	Common Stock Purchase Warrant, dated July 14, 2006, issued by Star Scientific, Inc. to Iroquois Capital(16)

10.38	Securities Purchase and Registration Rights Agreement, dated July 14, 2006, by and between Star Scientific, Inc. and Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz, IRA(16)

10.39	Common Stock Purchase Warrant, dated July 14, 2006, issued by Star Scientific, Inc. to Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA(16)

10.40	First Amendment to Executive Employment Agreement, dated December 15, 2006 between Star Scientific, Inc. and Jonnie R. Williams(3)

10.41	First Amendment to Second Amended Executive Employment Agreement, dated December 15, 2006 between Star Scientific, Inc. and Paul L. Perito(3)

10.42	Escrow Releases Purchase Agreement dated March 14, 2007 by and among QVT Associates LP, Whitebox Hedged High Yield Partners, LP, Star Scientific, Inc. and Star Tobacco, Inc.(17)

10.43	Second Amendment to Second Amended Executive Employment Agreement, dated March 23, 2007 between Star Scientific, Inc. and Paul L. Perito(18)

10.44	License Agreement, dated May 10, 2007 between Star Tobacco, Inc., Star Scientific, Inc. and Tantus Tobacco, LLC(19)

10.45	Securities Purchase and Registration Rights Agreement, dated June 29, 2007, by and between Star Scientific, Inc. and Joseph L. Schwarz(20)

10.46	Common Stock Purchase Warrant dated June 29, 2007, issued by Star Scientific, Inc. to Pershing LLC, FBO Joseph L. Schwarz Roth IRA(20)

10.47	Common Stock Purchase Warrant dated June 29, 2007 issued by Star Scientific, Inc. to Joseph L. Schwarz(20)

10.48	Securities Purchase and Registration Rights Agreement, dated June 29, 2007 by and between Star Scientific, Inc. and Joseph Rice(20)

Item	Description

10.49	Common Stock Purchase Warrant dated June 29, 2007 issued by Star Scientific, Inc. to Joseph Rice(20)

10.50	Agreement dated October 10, 2007 by and between Christopher G. Miller and Star Scientific, Inc.(21)

10.51	Agreement dated October 10, 2007 by and between Park A. Dodd, III and Star Scientific, Inc.(21)

10.52	Securities Purchase and Registration Rights Agreement, dated March 13, 2008 by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant thereunder(22)

10.53	Securities Purchase and Registration Rights Agreement, dated March 14, 2008 by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant thereunder(22)

10.54	Securities Purchase and Registration Rights Agreement, dated May 12, 2008 by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant thereunder(23)

10.55	Letter Agreement with Jonnie R. Williams, dated March 14, 2008(23)

10.56	Executive Employment Agreement dated February 26, 2008 between Star Scientific, Inc. and Curtis Wright, M.D. MPH(22)

10.57	Amendment to Executive Employment Agreement dated as of December 19, 2008 between Star Scientific, Inc. and Robert E. Pokusa(24)

10.58	Securities Purchase and Registration Rights Agreement, dated March 2, 2009 by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant thereunder(25)

10.59	Securities Purchase and Registration Rights Agreement, dated September 22, 2009 by and between Star Scientific, Inc. and the Investor party thereto, including the form of Warrant thereunder(26)

10.60	Executive Employment Agreement dated January 1, 2010 between Star Scientific, Inc. and Park A. Dodd, III(27)

10.61	Securities Purchase and Registration Rights Agreement, dated March 5, 2010, by and between Star Scientific, Inc. and the several Investors party thereto.(28)

10.62	Amended Warrant, dated March 5, 2010, by and between Star Scientific, Inc. and Iroquois Master Fund Ltd.(28)

10.63	Amended Warrant, dated March 5, 2010, by and between Star Scientific, Inc. and Iroquois Capital, LP.(28)

10.64	Securities Purchase and Registration Rights Agreement, dated March 9, 2010, by and between Star Scientific, Inc. and the several Investors party thereto.(29)

10.65	Amended Warrant No. 1, dated March 9, 2010, by and between Star Scientific, Inc. and Tradewinds Master Fund (BVI), Ltd.(29)

10.66	Amended Warrant No. 2, dated March 9, 2010, by and between Star Scientific, Inc. and Tradewinds Master Fund (BVI), Ltd.(29)

Item	Description

10.67	Amended Warrant No. 1, dated March 9, 2010, by and between Star Scientific, Inc. and Feehan Partners, L.P.(29)

10.68	Amended Warrant No. 2, dated March 9, 2010, by and between Star Scientific, Inc. and Feehan Partners, L.P.(29)

10.69	Amended Warrant No. 1, dated March 9, 2010, by and between Star Scientific, Inc. and PV Partners, L.P.(29)

10.70	Amended Warrant No. 2, dated March 9, 2010, by and between Star Scientific, Inc. and PV Partners, L.P.(29)

10.71	Securities Purchase and Registration Rights Agreement, dated March 9, 2010, by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant attached as Exhibit A thereon.(29)

10.72	Securities Purchase and Registration Rights Agreement, dated March 10, 2010, by and between Star Scientific, Inc. and the Investor party thereto, including the form of Warrant attached as Exhibit A thereon.(29)

10.73	Amended Securities Purchase and Registration Rights Agreement, dated March 12, 2010, by and between Star Scientific, Inc. and the Investor party thereto.(29)

10.74	Securities Purchase and Registration Rights Agreement, dated March 12, 2010, by and between Star Scientific, Inc. and the several Investor party thereto, including the form of Warrant attached as Exhibit A thereon.(29)

10.75	Securities Purchase and Registration Rights Agreement, dated November 5, 2010, by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant attached as Exhibit A thereon.(30)

10.76	Securities Purchase and Registration Rights Agreement, dated February 28, 2011, by and between Star Scientific, Inc. and the Investor party thereto, including the form of Warrant attached as Exhibit A thereon.(31)

10.77	Securities Purchase and Registration Rights Agreement, dated March 4, 2011, by and between Star Scientific, Inc. and the several Investors party thereto, including the form of Warrant attached as Exhibit A thereon.(31)

10.78	Executive Employment Agreement, dated March 14, 2011, between Star Scientific, Inc. and Jonnie R. Williams.(32)

10.79	Third Amended and Restated Executive Employment Agreement, dated March 14, 2011, between Star Scientific, Inc. and Paul L. Perito.(32)

10.80	Amended and Restated Executive Employment Agreement, dated March 14, 2011, between Star Scientific, Inc. and Curtis Wright, IV, MD, MPH.(32)

10.81	Securities Purchase and Registration Rights Agreement, dated December 22, 2011, by and between Star Scientific, Inc. and the Investor party thereto, including the form of Warrant attached as Exhibit A thereon.(33)

10.82	Securities Purchase and Registration Rights Agreement, dated February 28, 2012, by and between Star Scientific, Inc. and the Investor party thereto, including the form of Warrant attached as Exhibit A thereon. (34)

10.83	Amendment to Third Amended and Restated Executive Employment Agreement, dated December 28, 2012 between Star Scientific, Inc. and Paul L. Perito(35)

Item	Description

10.84	Amendment to Executive Employment Agreement, dated December 28, 2012 between Star Scientific, Inc. and Jonnie R. Williams(35)

10.85	Executive Employment Agreement, dated December 27, 2013, between Star Scientific, Inc. and Michael J. Mullan (43)

10.86	Executive Employment Agreement, dated December 27, 2013, between Star Scientific, Inc. and Christopher C. Chapman (43)

10.87	Second Amendment to Executive Employment Agreement, dated December 26, 2013 between Star Scientific, Inc. and Jonnie R. Williams (43)

10.88	Second Amendment to Third Amended and Restated Executive Employment Agreement, dated December 26, 2013 between Star Scientific, Inc. and Paul L. Perito (43)

10.89	Form of Agreement for Extension of Stock Options for Directors on Board as of December 26, 2013 (43)

10.90	Loan Agreement, dated March 12, 2014, between Star Scientific, Inc. and John Joseph McKeon. (36)

10.91	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Iroquois Master Fund Ltd (36)

10.92	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and American Capital Management, LLC (36)

10.93	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Bradley R. Kroenig on behalf of Bradley R. Kroenig Revocable Trust (36)

10.94	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Rachel J. Williams (36)

10.95	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Caroline C. Williams (36)

10.96	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Joseph L. Schwarz on behalf of Pershing LLC Custodian FBO Joseph L. Schwarz, Roth IRA (37)

10.97	Agreement, dated April 30, 2014, between Star Scientific, Inc. and Robert E. Pokusa (38)

10.98	Separation and Consulting Agreement, dated May 19, 2014, between Star Scientific, Inc. and Paul L. Perito (38)

10.99	Agreement, dated June 20, 2014, between Rock Creek Pharmaceuticals, Inc. and David M. Dean (40)

10.100	Lease Agreement dated March 1, 2014 between The Roskamp Institute Inc. and Star Scientific, Inc. now known as Rock Creek Pharmaceuticals, Inc. (44)

10.101	Form of Securities Purchase and Registration Right agreement dated August 8, 2014 between Rock Creek Pharmaceuticals, Inc. and Investor (44)

10.102	Amendment No. 1 to Loan Agreement dated August 8, 2014 between John Joseph McKeon and Rock Creek Pharmaceuticals, Inc. (f/k/a Star Scientific, Inc.) (44)

10.103	Loan Agreement dated August 8, 2014 between Feehan Partners, LP and Rock Creek Pharmaceuticals, Inc.(44)

10.104	Securities Purchase and Registration Rights Agreement, dated January 28, 2015, among Rock Creek Pharmaceuticals, Inc. and the Investors listed on Schedule I attached thereto (42)

Item	Description

14.1	Corporate Code of Business Conduct and Corporate Ethics, dated March 2004(13)

21.1	Subsidiaries of the Company

23.1	Consent of Cherry Bekaert LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

EX-101	INSTANCE DOCUMENT

EX-101	SCHEMA DOCUMENT

EX-101	CALCULATION LINKBASE DOCUMENT

EX-101	LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT

EX-101	DEFINITION LINKBASE DOCUMENT

______________________

(1)	Incorporated by reference to Current Report on Form 8-K filed on March 3, 1999
(2)	Incorporated by reference to Current Report on Form 8-K filed on December 30, 2013

(3)	Incorporated by reference to Current Report on Form 8-K filed on December 21, 2006
(4)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998
(5)	Incorporated by reference to Current Report on Form 8-K filed on September 14, 1998
(6)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1999
(7)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000
(8)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999
(9)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
(10)	Incorporated by reference to Current Report on Form 8-K filed on May 17, 2001
(11)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(12)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(13)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003
(14)	Incorporated by reference to Current Report on Form 8-K filed on December 30, 2005
(15)	Incorporated by reference to Current Report on Form 8-K filed on March 7, 2006
(16)	Incorporated by reference to Current Report on Form 8-K filed on July 18, 2006
(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006
(18)	Incorporated by reference to Current Report on Form 8-K filed on March 28, 2007
(19)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007
(20)	Incorporated by reference to Current Report on Form 8-K filed on July 6, 2007
(21)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007
(22)	Incorporated by reference to Annual Report on Form 10-K filed for the year ended December 31, 2007
(23)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
(24)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2008
(25)	Incorporated by reference to Current Report on Form 8-K filed on March 3, 2009
(26)	Incorporated by reference to Current Report on Form 8-K filed on September 25, 2009
(27)	Incorporated by reference to Current Report on Form 8-K filed on January 28, 2010
(28)	Incorporated by reference to Current Report on Form 8-K filed on March 5, 2010
(29)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2009
(30)	Incorporated by reference to Registration Statement on Form S-3 filed on December 10, 2010
(31)	Incorporated by reference to Current Report on Form 8-K filed on March 4, 2011
(32)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2010
(33)	Incorporated by reference to Current Report on Form 8-K filed on December 28, 2011
(34)	Incorporated by reference to Current Report on Form 10-Q for the quarter ending March 31, 2012
(35) (36) (37) (38) (39) (40) (41) (42) (43) (44) (45)

Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012

Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

Incorporated by reference to Current Report on Form 8-K filed on May 2, 2014

Incorporated by reference to Current Report on Form 8-K filed on May 23, 2014

Incorporated by reference to Current Report on Form 8-K filed on June 4, 2014

Incorporated by reference to Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2014

Incorporated by reference to Current Report on Form 8-K filed on November 25, 2014

Incorporated by reference to Current Report on Form 8-K filed on January 30, 2015

Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2013

Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014

Incorporated by reference to Form S-8 (File No. 333-200966) filed on December 15, 2014

54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rock Creek Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rock Creek Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2015 expressed an adverse opinion on the Company's internal control over financial reporting.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency with negative stockholders’ equity at December 31, 2014. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP

Richmond, Virginia

March 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rock Creek Pharmaceuticals, Inc. and Subsidiaries

We have audited the Rock Creek Pharmaceuticals, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A-Controls and Procedures in the Company’s 2014 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness in internal control over financial reporting relating to the failure to evaluate, record, and disclose material contingencies. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 financial statements, and this material weakness does not affect our opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Rock Creek Pharmaceuticals, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows of Rock Creek Pharmaceuticals, Inc. and Subsidiaries and our report dated March 12, 2015 expressed an unqualified opinion.

/s/ Cherry Bekaert LLP

Richmond, Virginia

March 12, 2015

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

($ in thousands except per share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$395	$3,881
Receivable from sale of licensing rights	-	18
Note receivable	-	66
Inventories	-	-
Prepaid expenses and other current assets	721	582
Current assets of discontinued operations	6	4,466
Insurance proceeds receivable (Note 17)	6,679
Total current assets	7,801	9,013
Property and equipment, net	207	48
Intangible assets, net of accumulated amortization	402	472
Receivable form sale of licensing rights, less current maturities	-	-
Note Receivable-long term portion	-	517
MSA escrow funds	482	482
Discontinued operations assets	25	25
Assets held for sale of discontinued operations	-	395
Total assets	$8,917	$10,952
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$3,211	$1,770
Accrued expenses	8,929	843
Due to stockholders	50	50
Current liabilities of discontinued operations	533	1,310
Accrued settlement (Note 17)	6,679
Total current liabilities	19,402	3,973
Long-term debt	350	-
Total liabilities	19,752	3,973
Commitments and contingencies (Note 17)	-	-
Stockholders’ equity:
Common stock (A)	19	17
Additional paid-in capital	292,028	271,327
Accumulated deficit	(302,882)	(264,365)
Total stockholders’ equity (B)	(10,835)	6,979
Total liabilities and stockholders’ equity	$8,917	$10,952

(A)	$.0001 par value, 314,800,000 and 274,800,000 shares authorized as of December 31, 2014 and 2013, respectively; and 193,047,235 and 172,384,178 shares issued and outstanding as of December 31, 2014 and 2013, respectively.

(B)	Class A, convertible, $.01 par value, 4,000 shares authorized, no shares issued or outstanding; Series B, convertible; $.01 par value 15,000 shares authorized, no shares issued or outstanding.

See notes to consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

($ and share in thousands except per share data)

	2014	2013	2012
Net sales	$-	$-	$-
Less:
Cost of goods sold	-	-	-
Gross profit (loss)	-	-	-
Operating expenses:
Marketing	-	-	-
General and administrative	28,968	23,812	16,903
Research and development	3,611	2,566	4,257
Total operating expenses	32,579	26,378	21,160
Operating loss from continuing operations	(32,579)	(26,378)	(21,160)
Other income (expense):
Interest income	22	14	17
Interest expense	(1)	-	(104)
Other income (expense)	(558)	(320)	6,600

Total other income (expense)	(537)	(306)	6,513
Loss from continuing operations before income taxes	(33,116)	(26,684)	(14,647)
Income tax benefit (expense)	-	-	-
Net loss from continuing operations	(33,116)	(26,684)	(14,647)
Discontinued operations
(Loss)/gain on disposal	(3,618)	395	(3,084)
Loss on discontinued operations	(1,783)	(6,545)	(5,122)
Total discontinued operations	(5,401)	(6,150)	(8,206)
Net loss	$(38,517)	$(32,834)	$(22,853)
Loss per common share; basic and diluted:
Continuing operations	$(0.18)	$(0.16)	$(0.10)
Discontinued operations	(0.03)	(0.04)	(0.05)
Total basic and diluted	$(0.21)	$(0.20)	$(0.15)
Weighted average shares outstanding-basic and diluted	184,481,811	168,061,098	146,996,416

See notes to consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

($ and shares in thousands except per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 2012	139,255	$14	$218,055	$(208,678)	$9,391
Stock-based compensation	50	-	3,556	-	3,556
Stock option and warrant exercise	26,304	3	32,180	-	32,183
Issuance of common stock	740		2,707	-	2,707
Net loss	-	-	-	(22,853)	(22,853)
Balances, December 31, 2012	166,349	17	256,498	(231,531)	24,984
Stock-based compensation	176	-	7,824	-	7,824
Stock option and warrant exercise	5,859	-	7,005	-	7,005
Issuance of common stock	-	-	-	-
Net loss	-	-	-	(32,834)	(32,834)
Balances, December 31, 2013	172,384	17	271,327	(264,365)	6,979
Stock-based compensation	223	-	6,560	-	6,560
Stock option and warrant exercise	4,168	-	4,168	-	4,168
Issuance of common stock	16,287	2	9,973	-	9,975
Other change (A)	(15)	-	-	-	-
Net loss	-	-	-	(38,517)	(38,517)
Balances, December 31, 2014	193,047	$19	$292,028	$(302,882)	$(10,835)

(A)	In January 2014, 15,230 shares that had been previously issued in the name of the Company were transferred back to the Company’s authorized but unissued share account. As a result, the Company’s issued and authorized shares were decreased by 15,230 shares and it’s authorized but unissued shares were increased by a corresponding amount. The 15,230 shares had been issued to the Company in connection with the conversion of preferred shares in an earlier time period and were not needed to be continued to be held in the Company’s name.

See notes to consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

($ in thousands except per share data)

	2014	2013	2012
Operating activities:
Net loss from continuing operations	$(33,116)	$(26,684)	$(14,647)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	92	82	95
Forgiveness of debt	-	-	(3,356)
Loss on disposal of property and equipment	56	-	-
Stock-based compensation expense	9,643	7,005	3,556
Provision for (recovery of) bad debts	540	-	-
Provision for inventory write-off	-	-	-
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(139)	(594)	(241)
Accounts payable, trade	1,441	424	16
Accrued expenses	5,005	(1,604)	1,923
Net cash flows from operating activities	(16,478)	(21,371)	(12,654)
Investing activities:
Purchases of property and equipment	(218)	-	(7)
Proceeds from note receivable	43	6	-
Proceeds from sale of licensing rights	17	33	30
Purchase of intangible assets	-	-	(32)
Net cash flows from investing activities	(158)	39	(9)
Financing activities:
Payments on long-term debt and capital leases	-	(7)	(1,686)
Proceeds from line of credit	350	-	-
Proceeds from exercise of warrants	4,168	7,825	33,229
Proceeds from sale of stock	9,975	-	1,660
Net cash flows from financing activities	14,493	7,818	33,203
Deposits to MSA escrow fund	-	(1)	(113)
Cash increase(decrease) from continuing operations	(2,143)	(13,515)	20,427
Cash flows from discontinued operations:
Net cash flows used in operating activities-tobacco	(29)	(1,464)	(2,435)
Net Cash flows used in operating activities-dietary supplements	(1,414)	(4,636)	(5,079)
Net cash flows used in investing activities-tobacco	-	375	-
Net cash flows used in investing activities-dietary supplements	100	-	20
Net cash flows from discontinued operations	(1,343)	(5,725)	(7,494)
Increase (decrease) in cash and cash equivalents	(3,486)	(19,240)	12,933
Cash and cash equivalents, beginning of year	3,881	23,121	10,188
Cash and cash equivalents, end of year	$395	$3,881	$23,121

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$109

Supplemental schedule of non-cash operating activities:
During the year ended December 31, a settlement was
agreed upon for the Securities Class Action Lawsuits,
which will be paid directly by insurance. (See note 17)	$(6,679)

During the year ended December 31, 2014, an obligation
to pay a settlement for the Securities Class Action Lawsuits was incurred. The obligation will be paid directly by insurance.
(See note 17)	$6,679

Supplemental schedule of non-cash investing and financing activities:
During the year ended December 31, 2012, RJ Reynolds, or RJR, forgave the outstanding balance of the Company’s long-term debt owed to them as part of the RJR settlement. (See note 16)	$-	$-	$3,356

During the year ended December 31, 2012, the Company granted 330,000 common shares to employees affected by the exit from the dissolvable tobacco business. (See note 6)	$-	$-	$1,036

See notes to consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business and summary of significant accounting policies:

Nature of business:

The Company is comprised of three entities, Rock Creek Pharmaceuticals, Inc. (f/k/a Star Scientific, Inc.), Star Tobacco, Inc. and RCP Development Inc. (f/k/a Rock Creek Pharmaceuticals, Inc.). In December, 2013, the Company began transitioning from a nutraceutical and dietary supplement business to position the Company to develop U.S. Federal Food and Drug Administration (FDA) approved products in order to present greater long term revenue prospects. In December, 2012, the Company decided to exit the tobacco business in its entirety due to continuing operating losses.

Prior to December 2013, our business strategy focused on selling anatabine-based nutraceutical dietary supplements that provided anti-inflammatory support and decreased the urge to smoke.  We also sold an associated line of cosmetic products, pursued research and development of related dietary supplements and pharmaceutical products, and to a much lesser degree sought to license our low-TSNA curing technology and related products.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Rock Creek Pharmaceuticals and its wholly owned subsidiaries, RCP Development and Star Tobacco. All intercompany accounts and transactions have been eliminated.

Cash and cash equivalents:

For purposes of the statements of cash flows, the Company classifies all highly liquid investments with an original maturity of three months or less as cash equivalents.

The Federal Deposit Insurance Corporation insures up to $250,000 for substantially all interest bearing depository accounts. During 2014 and 2013 the Company had amounts on deposit which exceed these insured limits and as of December 31, 2014 and 2013, had $0.1 million and $3.4 million, respectively, which exceeded these insured limits

Inventories:

Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.  The Company accounts for freight, handling and wasted materials costs as current period charges. The Company outsourced the production and storage of all of its dietary supplement and cosmetic products. The cost charged by the outsourced vendors was included in inventory costs..

As of the reporting date, all inventories have been reclassified to Discontinued Operations on the Consolidated Balance Sheets or Consolidated Statements of Operations as applicable. See Note 6.

Property and equipment:

Property and equipment are recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of three to seven years for office equipment and machinery and equipment and improvements. Leasehold improvements are recorded at cost. Amortization is determined using the straight line method over the initial term of the lease, including periods of extension. Assets held for sale are the equipment that was idled as a result of exiting the dissolvable smokeless tobacco business. The Company sold these assets in 2014.

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

The Master Settlement Agreement (“MSA” or Master Settlement Agreement”) escrow fund:

Cash deposits to which the Company has not transferred its ownership rights and which are restricted pursuant to the MSA have been reflected as a non-current asset in the Company’s consolidated financial statements. Amounts deposited into MSA escrow accounts are required to be held in escrow for 25 years. (See note 17 for contingency discussion.)

Income taxes:

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of the date of this Report, the Company’s income tax returns for the years 2013, 2012, and 2011 are open to examination by the relevant taxing authority.  Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain tax positions at December 31, 2014 and 2013.

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

Diluted loss per share is computed assuming conversion of all potentially dilutive stock options and warrants. Potential common shares outstanding are excluded from the computation if their effect is anti-dilutive (See Note 13).

Discontinued operations:

Dissolvable Tobacco:

Since the 1990’s, the Company has sought to develop processes that significantly prevent the formation of one of the most abundant and significant groups of carcinogens, tobacco specific nitrosamines, or TSNAs, found in tobacco and tobacco smoke. The Company utilized this technology in producing low-TSNA tobacco and related low-TSNA dissolvable smokeless tobacco products as less harmful alternatives to cigarettes and traditional smokeless tobacco products and as a platform to provide a base of financial support for its intellectual property, licensing and development initiatives.

On December 14, 2012, the Company’s Board of Directors voted unanimously to discontinue the manufacturing, distribution and sale of the Company’s dissolvable smokeless tobacco products, Ariva ® and Stonewall Hard Snuff ® as of December 31, 2012.

Dietary Supplements:

Our dietary supplement business previously focused on utilizing certain alkaloids found in the Solanacea family of plants (which includes potatoes, tomatoes, and eggplants) initially to oppose the desire to smoke or use other traditional tobacco products. More recently, we concentrated on the anti-inflammatory aspects of one of those alkaloids, anatabine. Prior to August 2014, we manufactured and sold two nutraceutical dietary supplements: Anatabloc ®, for anti-inflammatory support, and CigRx ®, for assistance in fighting the urge to smoke cigarettes. We also engaged in the development of a cosmetic line of products that utilizes our anatabine compound to improve the appearance of the skin.

We manufactured and sold a nutraceutical, dietary supplement Anatabloc® as well as an unflavored version of Anatabloc ®. Our Anatabloc ® product, which was intended to provide anti-inflammatory support, was being sold through our interactive website, a customer service center and on a consignment basis through GNC, a retailer of dietary supplements.

We discontinued the marketing and sale of all of these products in August 2014 pending further review of this business, and in September 2014, our Board of Directors decided to permanently exit this business in the U.S..

Revenue recognition:

All revenues have been reclassified as part of Discontinued Operations in the Consolidated Statements of Operations as applicable.

Revenue for the Company’s dietary supplements and cosmetic products that were shipped to its direct buying consumers was recognized upon delivery of the product to the consumer. The dietary supplement products were shipped once the Company had received confirmation of a valid credit card charge, which is the only payment option offered to consumers of the dietary supplements and cosmetic products purchasing through the Company’s web store.

Under certain retail agreements we have agreed to “pay on scan” terms of sale for its dietary supplement products. The “pay on scan” terms do not constitute a sale of the product until the product is sold to a consumer. Under these agreements, revenue was recognized by us at the time the consumer purchased the product from the consignee. The Company used weekly reports from the consignee to derive the revenue recorded. The sales of products through these outlets are also subject to the same promotional and return credits discussed in the next paragraph. All of the Company’s products sold on a “pay-on-scan” basis, whether in a warehouse or retail location, is considered consignment inventory and accordingly we retain all risk of loss until sale.

The Company recorded consumer incentives and trade promotion activities as a reduction of revenues based on amounts estimated as being due to customers and consumers at the end of a period. The estimates were based principally on historical utilization and redemption rates of the Company’s products. Such programs include discounts, coupons, rebates, slotting fees, in-store display incentives and volume-based incentives.

Cost of goods sold

All Cost of Goods Sold have been reclassified as part of Discontinued Operations in the Consolidated Statements of Operations as applicable.

Cost of Goods Sold consisted of the direct and indirect costs to produce and distribute the Company’s products. Inventory related costs included materials, inbound freight, production costs, inventory obsolescence and shrinkage. In addition to the aforementioned, the costs for the Company’s dietary supplement products (Anatabloc® and CigRx®) and cosmetic products (Anatabloc ® Facial Crème, Anatabloc® Serum and Anatabloc® Cleanser) included fulfillment partner fees, credit card processing fees, and costs of consumer support.

Shipping costs:

All shipping costs have been included in Cost of Goods Sold and reclassified as part of Discontinued Operations in the Consolidated Statements of Operations as applicable.

The Company’s dietary supplement products and cosmetic products were offered to direct buying consumers and were sold on consignment at certain retail locations. All shipping costs were paid for by the Company; however, the Company offered some premium shipping in the United States and charged its customers additional fees. International customers were charged a shipping fee, which was included in the sales price. All shipping costs were included in the cost of goods sold.

Sales incentives estimates:

All sales incentives estimates have been reclassified to Discontinued Operations on the Consolidated Statements of Operations as applicable.

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

Advertising costs:

All advertising costs were included in marketing and sales expenses, and reclassified as part of Discontinued Operations in the Consolidated Statements of Operations as applicable.

Advertising costs are expensed as incurred and are included in marketing and sales expenses. The Company ceased all advertising as of December 31, 2013 due to the FDA Warning letter (see note 17 Commitments, contingencies and other matters for detail discussion of the FDA Warning letter). Advertising costs for the years 2014 and 2013 were $0.1 million, and $3.8 million, respectively.

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

Research and development royalty contracts:

All royalties on Anatabloc® product sales have been reclassified to Discontinued Operations in the Consolidated Statements of Operations as applicable.

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

In April 2014, the FASB issued ASU 2014-08, ”Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of and Entity” ("ASU 2014-08"). ASU 2014-08 is effective for the first interim or annual period beginning on or after December 15, 2014 with early adoption permitted. ASU 2014-08 amends ASC Topic 205, Presentation of Financial Statements, and ASC Topic 360, Property, Plant and Equipment, to improve the usefulness of results in the financial statements to users. The initial application of the standard is not expected to significantly impact the Company.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The initial application of the standard is not expected to significantly impact the Company.

The Company believes that all recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

2.	Liquidity and managements’ plans:

The Company has been operating at a loss for the past twelve years. Rock Creek’s future prospects will depend on its ability to transition into the area of drug development. In the long term, the Company expects that its revenues will be more dependent on the ability to successfully implement its drug development program, but it has no drug products in advance development as of this date. The Company’s future will be dependent on raising capital to sustain its drug development program until a successful commercial product development occurs, if any.

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

On August 8, 2014, the company completed a private placement that resulted in gross proceeds to the Company of approximately $4.25 million and an additional credit facility of approximately $1.75 million. In the August 2014 Private Placement, the Company sold an aggregate of 10.625 million shares of its common stock at a price of $0.40 per share (the closing price of the Company’s common stock on the Nasdaq Global Market on August 6, 2014) to five accredited investors, some of whom are existing investors (or their affiliates) in the Company. The investors in the August 2014 Private Placement were also granted warrants to purchase an aggregate of 10.625 million shares at an exercise price of $1.00 per share. The warrants will expire on the seventh anniversary of the date of grant. As a part of the August 2014 Private Placement, the Company agreed to file with the SEC a resale registration statement covering the purchased shares and the shares issuable pursuant to the granted warrants within 75 days of the closing of the transaction.

We have entered into an At Market Issuance Sales Agreement, or sales agreement, with MLV & Co. LLC, or MLV, dated December 15, 2014, relating to the sale of shares of our common stock offered by this prospectus. In accordance with the terms of the sales agreement, under this prospectus we may offer and sell shares of our common stock, $0.0001 par value per share, having an aggregate offering price of up to $16.5 million from time to time through MLV, acting as agent. Our common stock is traded on The Nasdaq Global Market under the symbol “RCPI.” Sales of our common stock, if any, under this prospectus will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through The Nasdaq Global Market, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, or any other method permitted by law. MLV is not required to sell any specific amount, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. MLV will be entitled to compensation at a commission rate equal to 3% of the gross sales price per share sold. In connection with the sale of the common stock on our behalf, MLV may be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of MLV may be deemed to be underwriting commissions or discounts. We have also agreed to provide indemnification and contribution to MLV with respect to certain liabilities, including liabilities under the Securities Act. The aggregate market value of our common stock held by non-affiliates is approximately $49.5 million based on the closing price of one share of our common stock on The Nasdaq Global Market of $0.32 per share on October 17, 2014.

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

On January 28, 2015, the Company entered into a Securities Purchase and Registration Rights Agreement with seven accredited investors, pursuant to which the Company issued and sold to such Investors in a private placement a total of 5,066,825 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $0.15 per share, and warrants to purchase up to a total of 4,208,413 shares of Common Stock. The warrants, have an exercise price of $0.15 per share, are generally exercisable beginning on January 28, 2015, and expire on January 27, 2022. An aggregate of 3,350,000 shares sold in the private placement were issued pursuant to, and as a condition of, the exercise of previously issued warrants to purchase Common Stock held by certain of the Investors at an amended exercise price of $0.15 per share. An aggregate of $760,023 was raised in the private placement, including $300,000 of which was paid to the Company as an advance on December 30, 2014. The Purchase Agreement grants customary resale registration rights with respect to the shares sold in the private placement.

On January 30, 2015, on Form 8-K the Company updated its forecast of available operating funds compared to previous forecast in its Form 10-Q filed on November 10, 2014. At that time the Company stated that, as a result of the Company’s private placement in August 2014 and the Loan Agreement entered into in March 2014 and amended in August 2014, the Company believed that it would have sufficient funding to support its operations through the second quarter of 2015. On December 15, 2014, the Company filed with the SEC a Registration on Form S-3 in which the Company disclosed that it entered it an At market Issuance Sales Agreement with MLV & Co. LLC under which the Company may offer and sell shares of its common stock from time to time through MLV acting as an agent (the “ATM Agreement”).

Subsequent to the foregoing disclosures and as a result of the Company’s belief that additional funding will likely not be made available to the Company under the Loan Agreement as reported on Form 8-K, January 30, 2015, the Company believes that its current cash resources as of the date of this report, after giving effect to the private placement of January 30, 2015 not including any effect to any sales under the ATM Agreement, are anticipated to be sufficient to support the Company’s operations only through approximately the end of March 2015. Although the Company currently anticipates that it could satisfy a portion of its funding requirements after such date through sales under the ATM Agreement, such sales may be insufficient to fund the anticipated scope of the Company’s operations, and the Company will likely need to seek additional funding to support its operations, whether through debt financing, additional equity offerings, through strategic transactions (such as licensing or borrowing against intellectual property) or otherwise. The Company is currently exploring a variety of potential financing options in addition to the ATM Agreement, including additional private placements and financing transactions that would leverage the Company’s intellectual property. There can be no assurance that the Company will be successful in obtaining such additional funding on commercially favorable terms, if at all. The Company will also likely continue to delay the payment of various payables and outstanding obligations (including severance payments to former executives) in order to conserve cash until additional funding becomes available, and if the Company does not raise sufficient funding, it may be forced to curtail its clinical trials and product development activities and continue to defer such payments. To conserve cash resources, the Company’s Chief Executive Officer and President have elected to defer their salary beginning in December 2014 and continuing for the foreseeable future, and the members of the Board of Directors have elected to defer their board fees and compensation. If the Company is unable to raise additional capital (including through the exercise of outstanding warrants or through private placements of our securities, each of which has been a primary source of the Company’s financing in the past), the Company’s operations will be materially adversely affected, its scope of operations may need to be materially reduced, and its clinical trials may need to be delayed.

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

3.	Notes receivable:

As of December 31, 2014 and 2013, the Company had notes receivable in the amount of $0 and $583 thousand, net of reserves in the amount of $541 thousand and $0 respectively. In August 2014, Starion, the entity that purchased inventory and manufacturing machinery and equipment from our discontinued tobacco operations, became non-performing in servicing their note payments. Accordingly, the Company has reserved the note in full.

4.	Inventories:

The Company’s inventory pertained to its dietary supplement products was deemed unsaleable and was written off as a loss on disposal from discontinued operations. See Note 6 “Discontinued Operations” for further discussion and details.

5.	Prepaid expenses:

As of December 31, 2014 and 2013, prepaid expenses and other current assets included the following:

$ Thousands	2014	2013
Prepaid and Other Assets:
Prepaid Insurance	$671	$498
Deposits	-	4
Receivable Other	50	80
Total Prepaid and Other Assets	$721	$582

6.	Discontinued operations:

Dissolvable Tobacco:

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

At the time it discontinued its smokeless tobacco operations, the Company noted that it would continue to look for licensing opportunities for its patented tobacco curing technology and related low-TSNA smokeless tobacco products.  On October 2, 2013, the Company entered into a series of transactions with Starion LLC, or Starion, a tobacco manufacturer, under which, among other things, it sold equipment and inventory previously utilized in its discontinued smokeless tobacco business and licensed certain trademarks and patents to Starion for use in the manufacture and sale of low-TSNA dissolvable smokeless tobacco products. As of December 31, 2014 Starion is in default of its notes to the Company, rent on the building and licensing payments.

The Company incurred severance costs in the form of salary continuation payments and continued health benefit costs under COBRA of approximately $0.8 million, for employees transitioning from Star Tobacco. In addition, the Company issued stock awards under the Company’s 2008 Incentive Award Plan in the aggregate amount of 330,000 shares to those employees transitioning from Star Tobacco, in recognition of their long-time service to the Company. The stock awards had a total fair value of approximately $1.1 million as well as a gross up charge for taxes of approximately $0.8 million. The total cost in connection with the discontinuance of the Company’s dissolvable tobacco business was approximately $3.1 million consisting of cash and non-cash items and were recorded in the fourth quarter of 2012.

The following represents a summary of the Company’s operating results and the loss on the disposition of the smokeless tobacco operations.

	2014	2013	2012

Net sales	$-	$-	$418
Cost of goods sold	-	-	1,358
Gross margin (loss)	-	-	(940)
Operating expenses	-	-	729
Operating loss	-	-	(1,669)
Gain (loss) on disposal	(9)	395	(3,084)
Total discontinued operations	$(9)	$395	$(4,753)

Assets and liabilities of the discontinued operations consist of the following:

	2014	2013
Current assets:
Accounts receivable, trade	$-	$-
Inventory	-	-
Assets held for sale	-	69
Total assets	-	$69
Current liabilities:
Accounts payable	-	-
Accrued expenses	-	29
Total current liabilities	$-	$29

Dietary Supplements:

The Company exited the U.S. dietary supplement business upon completion of its assessment regarding the FDA’s response to the Company’s NDIN for Anatabloc ® and CigRx ®. As a result of the decision, the Company has taken a charge in the three months ended September 30, 2014 of $3.6 million which includes all inventory of the dietary supplements and write down of specialized packaging equipment and other assets. See Note 2 “Liquidity and Management Plans” for further details related to the business discontinuance.

The following represents a summary of the operating results of the Company’s dietary supplement operations for the twelve months ended December 31, 2014, 2013 and 2012.

	2014	2013	2012

Net sales	$2,139	$9,141	$6,188
Cost of goods sold	1,169	5,019	3,270
Gross margin (loss)	970	4,122	2,918
Operating expenses	2,753	10,667	6,371
Operating loss	(1,783)	(6,545)	(3,453)
(Loss) on disposal	(3,609)	-	-
Total discontinued operations	$(5,392)	$(6,545)	$(3.453)

Assets and liabilities of the discontinued dietary supplement operations consisted of the following as of:

$ thousands	December 31, 2014	December 31, 2013
Assets:
Inventory	$-	$3,473
Prepaid Expenses	6	993
Machinery and Equipment	25	351
Total assets	$31	$4,817

Liabilities:
Accounts Payable	$412	$312
Accrued expenses	121	969
Total liabilities	$533	$1,281

7.	Property and equipment:

Property and equipment consists of the following:

$ thousands	2014	2013
Machinery and equipment	$-	$-
Leasehold improvements	180	-
Vehicles	-	62
Office and sales equipment	38	141
Total property and equipment	218	203
Less accumulated depreciation	(11)	(155)
Property and equipment-net	$207	$48

The Company owns specialized packaging equipment that was installed at its dietary supplement contract manufacturing vendor to package CigRx ® and Anatabloc® in its 20 piece container format. The Company also had invested in equipment to process anatabine, the primary ingredient in Anatabloc ®, CigRx ® and its Anatabloc ® cosmetic products, at a separate contract manufacturer facility. The Company has assessed impairment values at each reporting periods. As of December 31, 2014 the equipment to process anatabine was deemed impaired due in larger part to the Company’s recent focus on drug development. Therefore the Company wrote down the value of the anatabine process equipment to zero thus incurring a $690 thousand charge. As of December 31, 2014 all specialized equipment related to the packaging of CigRx® and Anatabloc® was written down to zero thus incurring a charge of $412 thousand, which was included in discontinued operations.

In December, 2014, the Company agreed to exchange two machines from our discontinued tobacco operation and one machine from our discontinued nutraceutical/dietary supplement operation in exchange for a reduction of amounts due to a vendor for $60 thousand and $40 thousand, respectively. The transaction resulted in recognition of a loss from discontinued operations in the amount of $9 thousand as of December 31, 2014.

Depreciation expense is included in the consolidated statement of operations for the years ended December 31, 2014, 2013 and 2012, as follows:

$ thousands	2014	2013	2012
Discontinued operations-dietary supplements	$65	$236	$236
Operating expenses	22	12	28
Total depreciation expense	$87	$248	$264

Effective December 31, 2014, the Company is amortizing leasehold improvements and office equipment on a straight line basis over the period of 5 years.

8.	Intangible assets:

Intangible assets consist of the following:

$ thousands	2014	2013
Patents	$1,179	$1,179
Trademarks and other intangibles	83	83
	1,262	1,262
Less: Accumulated Amortization	(860)	(790)
	$402	$472

Amortization expense associated with the intangibles was $69, $69 and $68 thousand in 2014, 2013 and 2012, respectively. An aggregate of $83 thousand in trademarks have indefinite lives and are therefore not amortized. Expected future amortization of intangibles with finite lives is as follows:

Years ending December 31,	$ thousands
2015	$69
2016	67
2017	60
2018	27
2019	27
Thereafter	69
$319

9.	Accrued expenses:

As of December 31, 2014 and 2013, Accrued expenses included the following:

$ thousands	2014	2013
Accrued Expenses:
Accrued Restructuring Charges	$3,391	$-
Accrued payroll and related expenses	3,132	107
Accrued legal	2,242	662
Accrued expenses	164	74
Total current liabilities	$8,929	$843

10.	Long term debt:

On December 8, 2014, the Company drew $350 thousand on the line of credit. Per the line of credit agreement, a note payable was also executed. The note is due in two years, with an interest rate of the lesser of three (3) percent or the maximum rate permitted by Florida law, interest to be paid quarterly. As of December 31, 2014, interest on the note is 3%.

As of December 31, 2013 the Company had no outstanding long-term debt.

11.	Income taxes:

Net deferred tax assets and liabilities consist of the following:

$ thousand	2014	2013
Deferred tax assets:
Net operating loss carry-forwards (portions subject to annual limitation)	$88,040	$80,868
Credit carry-forward	477	477
Stock option compensation	17,322	13,982
Differing basis in property and equipment for tax and financial reporting purposes	(70)	(124)
Inventory reserve	1,715	527
Accrued severance cost	1,244	-
Other	1,568	185
	$110,296	$95,915

$ thousand	2014	2013
Deferred tax liabilities:
MSA escrow payments taxable in future	$(180)	$(180)
Valuation allowance*	(110,116)	(95,735)
	$-	$-

*    Based on the information available, management believes the allowance is appropriate.

Income tax benefit consists of the following:

	2014	2013	2012
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred benefit	-	-	-
Total provision (benefit) for income taxes	$-	$-	$-

The provision for income tax expense varies from that which would be expected based on applying the statutory federal rate to pre-tax accounting loss as follows:

	2014	2013	2012
Statutory federal rate	(34.00)%	(34.00)%	(34.00)%
Permanent items	0.04	(0.17)	(0.27)
State tax provision, net of federal benefit	(3.45)	(3.45)	(3.45)
Valuation allowance	37.41	37.28	37.72
	(0.00)%	(0.00)%	(0.00)%

At December 31, 2014, the Company had net operating loss carry-forwards of approximately $219 million, which expire from 2022 through 2033. As a result of previous ownership changes, an aggregate of $532 thousand in Federal loss carry-forwards are limited to $116 thousand annually.

12.	Stockholders’ equity:

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

Common stock warrants issued, redeemed and outstanding during the years ended December 31, 2014, 2013 and 2012 are as follows:

		Weighted Average
		Exercise
		Price Per
	Number	Share
Warrants
Warrants outstanding at January 1, 2012	35,951,707	$1.87
Warrants issued during 2012	6,225,254	4.05
Warrants exercised during 2012	(25,667,794)	(1.21)
Warrants expired during 2012	-	-
Warrants outstanding at December 31, 2012	16,509,167	$1.79
Warrants issued during 2013	-	-
Warrants exercised during 2013	(5,859,335)	1.66
Warrants expired during 2013	-	-
Warrants outstanding at December 31, 2013	10,649,832	$1.87
Warrants issued during 2014	21,317,940	1.00
Warrants exercised during 2014	(4,167,940)	(1.72)
Warrants expired during 2014	(662,252)	(3.50)
Warrants outstanding at December 31, 2014	27,137,580	$1.17

Sale of securities and exercise of warrants 2012:

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

Warrant exercise and issuance in 2014:

In the March 2014 private placement, holders of previously held warrants with strike prices ranging from $1.50 to $2.00 agreed to immediately exercise on an aggregate of 4.2 million warrants at a reduced strike price of $1.00 per share. The investors also were issued new warrants for an equal number of shares that have a term of seven years and a strike price of $1.00 per share. This transaction resulted in proceeds of approximately $4.2 million. Under another transaction the Company sold 5.1 million shares with matching warrants for 5.1 million shares to other investors at $1.00 for the shares and warrant shares.

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

See Note 19 “Subsequent Events” to these consolidated financial statements for details related to warrant exercise and issuance subsequent to December 31, 2014.

Stock option plans:

Prior to 2008 the Company adopted a 1998 Stock Option Plan, a 2000 Equity Incentive Plan, and in September 2008 it adopted a 2008 Incentive Award Plan (the “Plans”). The Plans provide for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. In the aggregate the Plans provide for grants of both qualified and non-qualified stock options to purchase up to 45,200,000 shares at a purchase price equal to the fair market value on the date of grant in the case of qualified options granted to employees.

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

On December 27, 2014 the Company issued 50,000 stock options to each of two directors for their annual stock option grant with an exercise price of $0.15.

Common stock options issued, redeemed and outstanding during the years ended December 31, 2014, 2013 and 2012 are as follows:

		Weighted
		Average
		Exercise
		Price Per	Grant Date
	Number	Share	Fair Value
Options
Options outstanding at January 1, 2012	16,989,000	$2.68	$2.16
Options forfeited during 2012	(50,000)	(3.99)
Options exercised during 2012	(664,000)	(2.10)
Options issued during 2012	1,320,000	3.13
Options outstanding at December 31, 2012	17,595,000	$2.73	$2.19
Options forfeited during 2013	(1,715,000)	(2.72)
Options exercised during 2013	-	-
Options expired during 2013	(335,000)	(3.44)
Options issued during 2013	6,600,000	1.29
Options outstanding at December 31, 2013	22,145,000	$2.27	$1.79
Options forfeited during 2014	(130,000)	(1.90)
Options exercised during 2014	-	-
Options expired during 2014	(40,000)	(3.00)
Options issued during 2014	3,500,000	1.13
Options outstanding at December 31, 2014	25,475,000	$2.12	$1.66

The following table summarizes information for options outstanding and exercisable at December 31, 2014.

	Options Outstanding				Exercisable
		Weighted	Weighted			Weighted
		Avg.	Avg.			Avg.	Aggregate
		Remaining	Exercise	Aggregate		Exercise	Intrinsic
Range of Prices	Number	Life Years	Price	Intrinsic Value	Number	Price	Value
$0.15 - 2.00	12,700,000	7.88	$1.32	$3,000	4,875,000	$1.48	$3,000
2.01 - 3.00	11,405,000	5.91	2.86	-	11,405,000	2.86	-
3.01 - 4.00	1,220,000	6.83	3.21	-	1,220,000	3.21	-
4.01 - 4.95	150,000	5.95	4.08	-	150,000	4.08	-
$0.98 - 4.95	25,475,000	6.55	2.12	$3,000	17,650,000	2.52	$3,000

A summary of the status of the Company’s non-vested stock options as of December 31, 2014, and changes during the year then ended, is presented below.

		Weighted
		Average
		Grant-Date Fair
Non-vested Stock Options	Shares	Value
Non-vested at December 31, 2013	4,710,000	$0.95
Granted	3,500,000	0.80
Vested	(275,000)	(0.44)
Forfeited	(110,000)	(1.21)
Non-vested at December 31, 2014	7,825,000	$0.90

As of December 31, 2014, there was approximately $1.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. Almost all of the $1.9 million of unrecognized compensation costs relates to performance based stock options granted to Drs. Mullan and Chapman in 2013, which will be recognized over the expected period the performance goals will be achieved. The remaining $52 thousand of cost will be recognized over the next two years. There were no options exercised in the year ended December 31, 2014.

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

The fair value of options was estimated on the date of grant issuance using the Black-Scholes option pricing model with the following weighted average assumptions:

	2014	2013	2012
Expected life of options based on simplified method for employees	2 - 5 years	2 - 5 years	2 - 5 years
Risk free interest rate	1.55-1.73%	0.40-1.77%	0.31-1.04%
Expected volatility	101.62-104.39%	94.01-104.63%	111.27-121.85%
Expected dividend yield	0%	0%	0%

Total stock-based compensation (stock and stock option) cost recognized is as follows:

$ thousands	2014	2013	2012
Employee	$9,181	$5,332	$3,121
Non-employee consultants and directors	228	1,673	1,471
	$9,409	$7,005	$4,592

In 2014 the Company issued a total of 223,052 share of common stock to consultants in connection with services provided to the Company. These grants had a fair value of $0.2 million.

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

13.	Earnings per share:

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

$ and shares in thousands except per share data	2014	2013	2012
Net Loss from continuing operations	$(33,116)	$(26,685)	$(14,647)
Loss from discontinued operations	(5,401)	(6,149)	(8,206)
Net loss	$(38,517)	$(32,834)	$(22,853)
Denominator for basic earnings per share-weighted average shares	184,482	168,061	146,996
Effect of dilutive securities: stock options and warrants outstanding(a)	-	-	-

Denominator for diluted earnings per share-weighted average shares adjusted for dilutive securities	184,482	168,061	146,996
Net loss per common share from continuing operations basic and diluted	$(0.18)	$(0.16)	$(0.10)
Discontinued operations basic and diluted	(0.03)	(0.04)	(0.05)
Loss per common share-basic and diluted	$(0.21)	$(0.20)	$(0.15)

(a)	Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	2014	2013	2012
Stock options and warrants	52,612,580	32,794,832	34,104,167

14.	Related party transactions:

Related party activity:

The Company has entered into certain transactions with companies in which members of management, stockholders and one prior Director have an ownership interest. The following is a summary of the significant related party transactions for the year ended December 31:

$ thousands	2014	2013	2012
Business travel-aircraft expense	$336	$1,061	$1,857

Effective September 1, 2008, the Company entered into an agreement for the use of the aircraft owned by Starwood Aviation, Inc., a company wholly owned by Mr. Williams, the Company’s former CEO. The 2008 agreement with Starwood Aviation was amended in May 2010 to clarify the types of items that would be included as “out of pocket” expenses and to recognize that certain costs, such as for fuel, would be variable depending on the actual cost of the item at the time of use. In 2013 Starwood Aviation purchased a new aircraft and arranged for the Company’s use of the aircraft that it previously owned.  The Company reimbursed Starwood Aviation for actual cost associated with the use of these aircrafts in 2013. The former CEO resigned from the Company in August 2014. The aircraft under this agreement was sold to a new entity, Shadeland Aviation, LLC. The Company entered into an agreement to use the aircraft at agreed upon rates and would pay these rates only when the aircraft was used by the Company. As of the third quarter of 2014 the Company had ceased using any chartered aircraft.

Related party license agreement:

Effective January 1, 1998, the Company entered into an exclusive license agreement with Regent Court Technology, LLC, of which the Company’s founder and former CEO, Jonnie R. Williams, and the beneficiary of the O’Donnell Trust, are the owners. Pursuant to this license agreement, the Company has the exclusive world-wide rights to produce and sell tobacco products with low-TSNA tobacco and to sublicense that technology to third parties. In connection with this agreement, the Company is obligated to pay royalties equal to 2% of all product sales (less certain costs incurred by the Company) and 6% of any royalty income earned from sublicensing (less certain costs incurred by the Company). Since the costs incurred by the Company were in excess of the royalty obligations there were no royalties due under this agreement for 2014, 2013 or 2012.

Due (to) from stockholders:

Due (to) from Stockholders consists of unsecured non-interest bearing advances of $(50) thousand as of December 31, 2014 and December 31, 2013.

Share purchase and warrant exercise:

On November 15, 2012, Jonnie R. Williams exercised 1,000,000 warrants previously issued to him in a prior transaction at the full warrant exercise price of $1.50 per share for a personal investment of $1,500,000.

The Roskamp Institute is a not-for-profit private medical research organization in Sarasota, Florida whose stated purpose is understanding causes of and finding cures for neuropsychiatric and neurodegenerative disorders and addictions. Dr. Mullan, our Chief Executive Officer, is a co-founder of the Roskamp Institute and formerly served as the Chief Executive Officer of the Roskamp Institute.

In 2010 and 2011, respectively, Robert G. Roskamp, the founder of the Roskamp Institute, purchased from us for cash, (i) 769,230 shares of our common stock and warrants to purchase an additional 769,230 shares at an exercise price of $1.50 per share, and (ii) 254,452 shares and warrants to purchase an additional 254,452 shares at an exercise price of $4.00 per share.

In addition, we have entered into a Research and Royalty Agreement with an affiliate of the Roskamp Institute pursuant to which we pay royalties of 5% of Anatabloc ® sales to this affiliate (such royalties being equal to $0.1 million, $0.4 million, and $0.3 million in 2014, 2013, and 2012, respectively). During the same three year period, the Company has paid research-related fees of $0.6 million, $0.9 million, and $1.2 million to the Roskamp Institute and its wholly owned for-profit subsidiary, SRQ Bio, LLC. All royalties associated with sales of Anatabloc® have been reclassified to Discontinued Operations in the accompanying Consolidated Statements of Operations accordingly.

We also entered into a lease agreement with the Roskamp Institute, effective March 1, 2014, pursuant to which the Roskamp Institute is leasing office space to us. This office space, which is now being used as our principal executive office, is located in Sarasota, Florida. Under the terms of the lease agreement, we are obligated to pay rent in the amount of $2,000 per month plus applicable sales tax to the Roskamp Institute. We also paid a $2,000 security deposit in connection with the lease agreement. The lease agreement has a 24 month term, after which we may elect to continue the lease for up to three additional 12 month periods. Effective as of April 1, 2014, we entered into an amendment to the lease agreement pursuant to which the Roskamp Institute is leasing us additional space (at the same location) at an additional cost of $250 per month. For the year ended December 31, 2014, we have paid $30 thousand in rent to the Roskamp Institute pursuant to the lease agreement, as amended, and $42 thousand for administrative services.

As of December 31, 2014 and December 31, 2013, the Company owed Roskamp $.1 million and $.5 million, respectively.

15.	Employee benefit plan:

The Company is the sponsor of a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 15% of their annual compensation. The Company matches these contributions at a rate of 75% of the first 6% of pay that an employee contributes to the plan. The Company made contributions of approximately $45, $84, and $108 thousand to the 401-K Plan in 2014, 2013 and 2012, respectively.

16.	Fair value of financial instruments, concentrations and credit risk and major customer information:

Fair value of financial instruments:

The estimated fair value of cash and cash equivalents, licensing rights receivable, notes receivable, prepaid expenses, MSA escrow funds, due from and to stockholders, trade payables and accrued expenses approximate the carrying value due to their short-term nature, variable interest rates or interest rates charged at rates at which the Company can currently borrow. On September 21, 2012, the Company and RJR reached a settlement of pending litigation matters and, as part of the settlement, the Company’s long-term debt with RJR was forgiven.

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

The receivable from the sale of licensing rights is collectible in monthly installments. Only $18 thousand of the original $3.2 million due under the licensing rights agreement had not been collected by December 31, 2013. All required payments were collected. The Company renewed the agreement for another seven years in 2014 for $3,000 per month rate. The amounts are recognized as income in the month the payments are received.

17.	Commitments, contingencies, and other matters:

Operating leases:

The Company leases a warehouse and manufacturing facility that was used for manufacturing of its dissolvable tobacco products through December 31, 2012. The cost for this lease, which expires in 2022, is approximately $7 thousand per month. Because the lease is non-cancellable, the Company is obligated to continue the lease payments through the lease term.

In 2013, the Company entered into a one year sublease renewable annually for eight years for a portion of this property for $2,000 per month. This sublease is currently in default.

On October 1, 2014, the Company entered in a separate sublease with an unrelated entity for a period of two years, , automatically renewable for 5 one periods and one six month period for a monthly rate of $4,000 per month. The sublease will expire no later than March 31, 2022.

The Company closed its offices in Gloucester, Massachusetts, Washington DC and Glen Allen, VA in 2014. The offices in Gloucester, Massachusetts and Washington DC closed at the end of their respective leases. The Glen Allen, VA office closed December 31, 2014 however had six months remaining on the lease, however, the Company signed an early termination agreement effect March 1, 2014. The agreement required the Company to pay rent of approximately $4,000 per month for January 2014 and February 2014.

In 2014 the Company entered into a lease agreement with the Roskamp Institute to lease an area of their building for the Company’s Corporate Offices. The Company paid to build out the space into its offices. Subsequent to the lease execution an addendum to the lease was executed for additional storage space under the same terms and conditions of the original lease. The initial lease term is two years with options to renew annually for up to four twelve month periods by the Company. After the initial twenty four months of the lease, if the lease is not renewed for an annual term the lease will be month to month cancellable by either party with 30 days written notice. The lease rate is $2,250 per month.

The following represents the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year as of December 31, 2014.

Year ending December 31,	$ thousand
2015	$86
2016	65
2017	72
2018	62
2019	62
Thereafter	150
$497

Net rent expense for all operating leases was approximately $318, $345, and $343 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

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

As of December 31, 2013, the Company had deposited into escrow a net amount of approximately $472 thousand for sales of cigarettes in Settling States, in addition to deposits for which the Company previously sold its rights, title and interest as part of the March 2007 transaction noted above. The Company’s total escrow obligation for 2007 sales (paid in April of 2008) was $365 thousand. In May 2007, the Company entered into a license agreement for the exclusive licensing of its trademarks Sport ®, MainStreet® and GSmoke® and ceased manufacturing cigarettes in June 2007. In 2010 the Company deposited $3 thousand into escrow for sales in 2006 and 2007 in the State of Tennessee, based on an audit of cigarette sales for those years. The Company made no deposits into escrow in 2011. In 2012 the Company deposited $113 thousand as a result of an audit by the State of Tennessee. Given the discontinuation of the Company’s cigarette operations in June 2007, the Company does not anticipate having any material MSA escrow obligations in the future.

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

Securities Class Action Lawsuits

Three individuals, Francis J. Reuter, Charles Boravian and Marty Cole, filed separate similar purported class actions on behalf of putative classes of persons or entities collectively encompassing those who purchased or otherwise acquired shares of the Company’s common stock between October 31, 2011 and March 18, 2013. The first action was filed on or about March 25, 2013 in the United States District Court for the Eastern District of Virginia, Francis J. Reuter v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00183-JAG (the “Reuter Action”). The Reuter Action named as defendants the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc. (which is now known as RCP Development, Inc.), and certain of the Company’s current or former officers and/or employees. The second action was filed on or about March 26, 2013 in the United States District Court for the District of Massachusetts, Boravian v. Star Scientific, Inc. et al. D. Mass. 13-1-695-DJC (the “Boravian Action”). The Boravian Action named as defendants the Company and Jonnie R. Williams, Sr. and was voluntarily dismissed by the plaintiff. The third action was filed on or about May 7, 2013 in the United States District Court for the Eastern District of Virginia, Cole v. Star Scientific, Inc. et al., E.D. Va. Richmond Division, 13-00287-JAG (the “Cole Action”).  The Cole Action named as defendants, the Company, its subsidiary, Rock Creek Pharmaceuticals, Inc. (which is now known as RCP Development, Inc.), and certain of its officers and employees. In general, the complaints collectively allege that the Company and the individual defendants violated Section 10(b) under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as related to statements made regarding its past and future prospects and certain scientific data relating to its products, as well as related to unspecified private placements and related party transactions engaged in since 2006.  The Reuter Action and the Cole Action have been consolidated and a lead plaintiff was appointed by the Court in the consolidated cases on June 21, 2013. Pursuant to a joint scheduling order in place in these cases, plaintiff filed a consolidated operative complaint on September 5, 2013 and defendants filed a motion to dismiss the consolidated operative complaint on October 25, 2013. Following full briefing and argument on January 7, 2014, the Court indicated that it would not grant the motion at that time and would allow the case to proceed to discovery, but ordered additional briefing.  Also, the Court entered a scheduling order for discovery and an order directing the parties to participate in mediation before a Magistrate Judge. Defendants thereafter filed answers.  Subsequently, the United States, on January 28, 2014, moved to stay discovery in the case pending the completion or other disposition of the criminal trial of former Governor McDonnell and his wife. That motion was granted by the Court on January 28, 2014. On February 12, 2014, the Court granted a joint motion by the parties to stay all deadlines other than a court sponsored mediation session and the issuance of the Court's opinion on the motion to dismiss. On March 11, 2014, defendants filed a motion for leave to submit new authority in support of their motion to dismiss. On March 13, 2014, the Court granted defendants’ motion and ordered the submission of additional supplemental briefs by the parties. Those briefs were filed on March 19, 2014 and March 26, 2014. On June 11, 2014, a mediation conference was held before Magistrate Judge David J. Novak. On July 29, 2014, the parties participated in a private mediation and reached an agreement in principle on a settlement dependent on certain material conditions within the control of third-parties.

Following a status conference on October 10, 2014, which the court ordered since the parties had not yet been able to finalize the preliminary settlement; the court lifted the discovery stay, set a trial date for May 18, 2015, and ordered briefing on class certification and for the defendants to submit any motion to dismiss. The parties continued to litigate. On January 15, 2015, the parties filed a stipulation of settlement. On February 5, 2015, the parties filed an amended stipulation of settlement and the lead plaintiff moved for preliminary approval of the settlement. A preliminary approval hearing was held on February 12, 2015, after which the Court entered an order indicating that preliminary approval of the settlement would be conditional on counsel submitting a new notice to shareholders that the Court finds acceptable. The Court also scheduled a final approval hearing for June 22, 2015. After the parties filed a revised notice, the court on March 2, 2015 entered an order preliminarily approving the settlement and providing for notice. The Company has recorded the obligation and related insurance proceeds receivable as of December 31, 2014.

Securities Class Action Settlement

On Monday, March 2, 2015, the United States District Court for the Eastern District of Virginia, preliminary approved the class action settlement in the amount of $6.7 million. The settlement stipulates that the amount of $6.7 million, which includes litigation costs, will be paid from certain Rock Creek Pharmaceuticals, Inc. (f/k/a Star Scientific, Inc.) D&O insurance policies. In addition notice is to be furnished to the class, and a final approval hearing will be held on or before June 11, 2015. We do not expect the settlement to have an impact on our financial position

Derivative Action Lawsuits

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

A mediation session relating to the derivative actions was held on October 29, 2014, and the parties later reached an agreement in principle regarding the material terms of a proposed settlement that would address the derivative actions. The parties concluded a stipulation of settlement as of approximately January 27, 2015, and plaintiffs thereafter filed a motion for approval of the settlement. The proposed settlement would provide for the implementation of certain corporate governance reforms and contemplates payment from the Company of certain attorney’s fees to plaintiffs’ counsel in an amount that has yet to be determined. A hearing on the motion for preliminary approval was held on March 6, 2015. The judge requested additional information to be submitted within 14 days. At this time, the Company cannot predict the probable outcome of the derivative actions and/or claims against the Company for attorney’s fees. Accordingly, no amounts have been accrued in the consolidated financial statements.

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

FDA Warning Letter

On December 24, 2013, the Company received a warning letter from the FDA regarding its CigRx® and Anatabloc ® dietary supplements indicating they were not properly marketed as dietary supplements, since the Company had not filed a New Dietary Ingredient Notification (“NDIN”) for anatabine as a dietary ingredient prior to the introduction of its dietary supplements.  The FDA also claimed that certain materials on the Company’s websites, including published research articles, contained drug claims for Anatabloc ® . The Company responded to the warning letter on January 31, 2014, contesting the FDA’s position that a NDIN for anatabine as a dietary ingredient was required. In addition, the Company voluntarily removed from its websites, materials objected to by the FDA. Although the Company did not believe (and has not conceded), that the submission of an NDIN is a prerequisite to the lawful marketing of anatabine as a dietary ingredient, the Company voluntarily submitted an NDIN to the FDA in June 2014 for the dietary ingredient anatabine. On August 26, 2014, the Company received a response to the NDIN from the FDA. The letter indicated that the FDA considers anatabine, a principal ingredient in these products, to be a drug, because anatabine is intended to provide anti-inflammatory support, and was the subject of a previously filed Investigational New Drug Application (“INDA”), and because it is not a “dietary ingredient” within the meaning of the U.S. Food, Drug, & Cosmetic Act. Based on the FDA’s position, the Company permanently exited the dietary supplement business in the U.S. However, it will continue to seek opportunities to license the products for overseas markets. All of the Company’s revenues, cost of goods sold, marketing and sales, inventory and manufacturing machinery related to the dietary supplement business were accounted for as discontinued operations effective September 2014 since the Company exited the U.S. market. The FDA notified the Company in a close out letter dated October 21, 2014 that the FDA has completed its evaluation of the Company’s corrective actions in response to the warning letter issued on December 24, 2013. In this notification the FDA stated based on its evaluation, the Company has addressed the putative violations in the warning letter.

Consumer Class Action

On January 27, 2014, Howard T. Baldwin filed a purported class action naming the Company, Rock Creek Pharmaceuticals, Inc. and GNC Holding, Inc., or “GNC,” as defendants.  The case was filed in the United States District Court for the Northern District of Illinois.  Generally, the complaint alleged that claims made for the Company’s Anatabloc ® product have not been proven and that individuals purchased the product based on alleged misstatements regarding characteristics, uses, benefits, quality and intended purposes of the product.  The complaint purported to allege claims for violation of state consumer protection laws, breach of express and implied warranties and unjust enrichment.  The Company has agreed to indemnify and defend GNC pursuant to the terms of the purchasing agreement between RCP Development and GNC. Consistent with that commitment, the Company has agreed to assume the defense of this matter on its own behalf as well as on behalf of GNC. The defendants filed a motion to dismiss the complaint on March 24, 2014. On January 13, 2015, the Court entered an order dismissing the complaint in its entirety without prejudice.

On February 10, 2015, Mr. Baldwin filed an Amended Complaint against Rock Creek Pharmaceuticals, Inc. f/k/a Star Scientific, Inc., RCP Development, Inc. f/k/a Rock Creek Pharmaceuticals, Inc. and GNC Holdings, Inc. (collectively “Defendants”). The Amended Complaint also includes an additional named plaintiff, Jerry Van Norman, who alleges that he is a citizen of Parkville, Missouri. The Amended Complaint requests certification of an “Illinois Class” consisting of “[a]ll persons who paid, in whole or in part, for Anatabloc dietary supplement in Illinois between August 1, 2011 and the present for personal, family or household uses,” and a “Missouri Class” consisting of “[a]ll persons who paid, in whole or in part, for Anatabloc dietary supplement in Missouri between August 1, 2011 and the present for personal, family or household uses.” The Amended Complaint is pleaded in seven counts: (1) violation of the Consumer Fraud and Deceptive Business Practices Act of Illinois; (2) violation of the Missouri Merchandising Practice Act; (3) breach of express warranty under Illinois law; (4) breach of express warranty under Missouri law; (5) breach of implied warranty of merchantability under Illinois law; (6) breach of implied warranty of merchantability under Missouri law; and (7) unjust enrichment.

Like the original Complaint, the Amended Complaint alleges that Defendants manufactured, marketed and/or sold Anatabloc, a dietary supplement purportedly derived from an anatabine alkaloid and promoted Anatabloc as a “wonder drug” with a number of medical benefits and uses, from treating excessive inflammation (associated with arthritis) to Alzheimer’s disease, traumatic brain injury (or concussions), diabetes and multiple sclerosis. Plaintiffs allege that Defendants have never proven any of these claims in clinical trials or received U.S. Food and Drug Administration approval for Anatabloc, and that Anatabloc “was never the ‘wonder drug’ it claimed to be.” Plaintiffs allege that they purchased Anatabloc based upon claims that it provides “anti-inflammatory support.” Mr. Baldwin alleges that he purchased Anatabloc to “reduce inflammation and pain in his joints,” and Mr. Van Norman alleges that he “suffers back and knee problems, as well as arthritis, and expected Anatabloc to be effective in treating these symptoms and purchased Anatabloc to help alleviate his symptoms.” Both plaintiffs allege that Anatabloc did not provide the relief promised by the Defendants.

Although the Amended Complaint does not include claims based on the consumer protection laws and breach of warranty laws of several additional states like the original Complaint, on February 10, 2015, counsel for plaintiffs also served a “Notice pursuant to: Alabama Code § 8-19-10(e); Alaska Statutes §45.50.535; California Civil Code § 1782; Georgia Code § 10-1-399; Indiana Code § 24-5-0.5-5(a); Maine Revised Statutes, Title 5, § 50-634(g); Massachusetts General Laws Chapter 93A, § 9(3); Texas Business & Commercial Code § 17.505; West Virginia Code § 46A-6-106(b); and, Wyoming Statutes § 40-12-109 as well as state warranty statutes,” which purports to give notice to Defendants on behalf of the named plaintiffs and a “class of similarly situated individuals” that Defendants have “violated state warranty statutes and engaged in consumer fraud and deceptive practices in connection with its sale of Anatabloc,” and demanding that “Defendants correct or otherwise rectify the damage caused by such unfair trade practices and warranty breaches and return all monies paid by putative class members.”

The Securities Class Action Settlement has exhausted some layers of our D&O insurance.  There is no assurance that existing or unexhausted layers of prior D&O Insurance coverage would cover expanded or new claims.

The Company intends to vigorously defend against these claims.  However, at the present time, it cannot predict the possible outcome of these claims.  Accordingly, besides an accrual for the Securities Class Action suit, no amount has been accrued in the consolidated financial statements.

18.	Restructure charge:

Dissolvable Tobacco Business

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

Corporate Restructuring

As discussed in Note 1 of these consolidated financial statements the Company has focused the business on pharmaceutical drug development. As part of the refocused business transformation the Company has consolidated offices in Sarasota, FL and exited the dietary supplement and cosmetic business. As a result, a number of personnel were not retained and left the company throughout 2014. The Company has entered into severance agreements with the former employees and the Company has accrued the costs of the severance agreements as they were executed. All costs related to the closure of the Gloucester, MA, Washington DC and Glen Allen offices have been accrued as well.

In 2014, the company incurred $5.1 million for salary continuation charges; a loss on abandonment of leasehold improvements and fixed assets of $44 thousand, and $34 thousand resulting from the office closure in Glen Allen, VA, which are included in General and Administrative expenses. As of December 31, 2014, unpaid restructuring charges were $3.4 million which are included in Accrued Expenses.

19.	Subsequent events:

On January 28, 2015 the Company entered into a Securities Purchase and Registration Rights Agreement with seven accredited investors, pursuant to which the Company issued and sold to such Investors in a private placement a total of 5,066,825 shares of the Company’s common stock, par value $0.0001 per share ,at a purchase price of $0.15 per share, and warrants to purchase up to a total of 4,208,413 shares of Common Stock . The warrants, which have an exercise price of $0.15 per share, are generally exercisable beginning on January 28, 2015, and expire on January 27, 2022. An aggregate of 3,350,000 shares sold in the private placement were issued pursuant to, and as a condition of, the exercise of previously issued warrants to purchase Common Stock held by certain of the Investors at an amended exercise price of $0.15 per share. An aggregate of $760,023 was raised in the private placement, including $300,000 of which was paid to the Company as an advance on December 30, 2014. The Purchase Agreement grants customary resale registration rights with respect to the shares sold in the private placement.

On February 19, 2015, the Company became aware of a complaint filed on February 18, 2015, in New York Supreme Court for New York County in which the Company and its Chief Executive Officer, Dr. Michael J. Mullan, are named as a defendants. The complaint was filed by Iroquois Master Fund, Ltd. and American Capital Management, LLC, who were investors in a private placement of the Company’s securities completed in March 2014 (the “Private Placement Transaction”). The complaint also names as a defendant John J. McKeon, a shareholder of the Company. Iroquois and American Capital are seeking $4.2 million, in the aggregate, in damages or, alternatively, rescission of the Private Placement Transaction, premised on allegations that the Company entered into a “sham” loan agreement with Mr. McKeon to provide the Company with a $5.8 million line of credit in order to fraudulently induce Iroquois and American Capital to acquire the Company’s securities. The Company had not, to the Company’s knowledge, yet been served with the complaint as of March 11, 2015. Although the Company believes that the material allegations are without merit and intends to vigorously defend the litigation, no assurances can be given with respect to the outcome of the litigation.

20.	Quarterly results (unaudited):

The following is a summary of quarterly unaudited results of operations for the years ended December 31, 2014, 2013 and 2012.

$ thousands except per share data	March	June	September	December
2014
Revenues	$-	$-	$-	$-
Gross profit (loss)	-	-	-	-
Discontinued operations	(135)	(447)	(3,994)	(825)
Net loss	(9,831)	(12,705)	(10,042)	(5,939)
EPS-discontinued operations	-	-	(0.02)	-
EPS-net loss basic and diluted	(0.06)	(0.07)	(0.05)	(0.03)

$ thousands except per share date	March	June	September	December
2013
Revenues	$-	$-	$-	$-
Gross profit (loss)	-	-	-	-
Discontinued operations	(2,070)	(1,279)	(1,548)	(1,252)
Net loss	(8,224)	(8,724)	(3,368)	(12,518)
EPS-discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
EPS-net loss basic and diluted	(0.05)	(0.05)	(0.02)	(0.07)

$ thousands except per share data	March	June	September	December
2012
Revenues	$-	$-	$-	$-
Gross profit (loss)	-	-	-	-
Discontinued operations	(1,013)	(995)	(1,548)	(4,650)
Net loss	(5,171)	(7,996)	365	(10,051)
EPS-discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)
EPS-net loss basic and diluted	(0.04)	(0.05)	-	(0.07)

Per share amounts for each quarter are required to be computed independently and, therefore, may not equal amounts computed on an annual basis.

21.	Segment Information

The Company operated in two segments during 2012; dietary supplements and dissolvable tobacco. However, in December 2012 the Company discontinued its operations in the dissolvable tobacco business and accordingly, has restated prior year’s information related to that business as discontinued operations on the face of the respective years financial statements. As of December 31, 2012 the Company operated in one business segment only. In the third quarter, 2014, the Company discontinued sales of all dietary supplements, and has restated prior year’s information related to that business as discontinued operations on the face of the respective years financial statements. Accordingly, the Company has no segments at December 31, 2014

