Form 10-Q
period 2015-03-31
ROCK CREEK PHARMACEUTICALS, INC.
filed 2015-05-12
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number: 0-15324

________________

ROCK CREEK PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

________________

Delaware (State or other jurisdiction of incorporation or organization)	52-1402131 (I.R.S. Employer Identification No.)

2040 Whitfield Ave., Ste. 300, Sarasota Florida 34240 (Address of principal executive offices, including zip code)	(844) 727-0727 (Registrant’s telephone number, including area code)

 ________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2015, 8,228,670 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Quarterly Report on Form 10-Q, or this Report, to “Rock Creek," "Company,” “we,” “our,” “us,” “our company” and similar terms refer to Rock Creek Pharmaceuticals, Inc. and its wholly owned subsidiaries, RCP Development, Inc., a Delaware corporation, and Star Tobacco, Inc., a Virginia corporation, which also may be referred to in this Report as “RCP Development” and “Star Tobacco,” respectively.

SPECIAL NOTE REGARDING REVERSE STOCK SPLIT

Effective April 14, 2015, we completed a reverse stock split in which each twenty five (25) shares of our common stock were automatically combined into and became one (1) share of our common stock, subject to cash being issued in lieu of fractional shares. As of the effective date of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, any stock options, warrants and other derivative securities issued by us were automatically proportionally adjusted, based on the one-for-twenty-five reverse split ratio, in accordance with the terms of such options, warrants or other derivative securities, as the case may be. All share numbers, stock option numbers, warrant numbers, and exercise prices appearing in this Quarterly Report on Form 10-Q have been adjusted to give effect to the reverse stock split, unless otherwise indicated or unless the context suggests otherwise.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, the effect of any competitive products, our ability to license and protect our intellectual property, our ability to raise additional capital in the future that is necessary to maintain our business, changes in government policy and/or regulation, potential litigation by or against us, any governmental review of our products or practices, the risks and uncertainties related to the corporate transition matters (including our significant shift to focus on drug development) and related items discussed herein. Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2014.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2014 in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91	$395
Insurance proceeds receivable	3,529	6,679
Prepaid expenses and other current assets	719	721
Current assets of discontinued operations	5	6
Total current assets	4,344	7,801
Property and equipment, net	204	207
Intangible assets, net	385	402
MSA escrow funds	482	482
Discontinued operations assets	24	25
Total assets	$5,439	$8,917

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,359	$3,211
Accrued expenses	9,505	8,929
Accrued settlement	-	6,679
Due to stockholder	50	50
Current liabilities of discontinued operations	535	533
Total current liabilities	14,449	19,402
Long-term debt	350	350
Total liabilities	14,799	19,752
Commitments and contingencies (note 8)	-	-
Stockholders’ deficit:
Common stock (A)	1	1
Additional paid-in capital	293,965	292,046
Accumulated deficit	(303,326)	(302,882)
Total stockholders’ deficit (B)	(9,360)	(10,835)
Total liabilities and stockholders’ deficit	$5,439	$8,917

____________

(A)	$0.0001 par value per share, 314,800,000 shares authorized, 8,111,700 and 7,721,889 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.

(B)	Class A, convertible, $.01 par value, 4,000 shares authorized, no shares issued or outstanding; Series B, convertible; $.01 par value 15,000 shares authorized, no shares issued or outstanding.

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except share and per share data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Operating expenses:
General and administrative	$3,346	$8,993
Research and development	473	693
Total operating expenses	3,819	9,686
Operating loss from operations	(3,819)	(9,686)
Other income (expense), net	3,522	(9)
Loss from continuing operations before income taxes	(297)	(9,695)
Income tax benefit (expense)	-	-
Net loss from continuing operations	(297)	(9,695)
Loss on discontinued operations	(41)	(135)
Net loss	$(338)	$(9,830)

Loss per common share; basic and diluted:
Continuing operations	$(0.04)	$(1.39)
Discontinued operations	(0.00)	(0.02)

Total basic and diluted	$(0.04)	$(1.41)
Weighted average shares outstanding, basic and diluted	7,932,019	6,972,706

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

($ and share data in thousands)

	Common stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2014	7,722	$1	$292,046	$(302,882)	$(10,835)
Stock issuance	256	-	879	-	879
Warrant exercise	134	-	503	-	503
Stock-based compensation	-	-	431	-	431
Deemed dividend	-	-	106	(106)	-
Net deficit	-	-	-	(338)	(338)
Balances, March 31, 2015 (unaudited)	8,112	$1	$293,965	$(303,326)	$(9,360)

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(338)	$(9,830)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	29	39
Stock-based compensation	659	5,232
Increase (decrease) in cash resulting from changes in:
Current assets	3,151	256
Current liabilities	(5,183)	(162)
Net cash flows used in operating activities	(1,682)	(4,465)
Investing activities:
Purchase of property and equipment	(8)
Proceeds from trademark licensing	-	9
Net cash flows from (used in) investing activities	(8)	9
Financing activities:
Proceeds from issuance of common stock	879	5,113
Proceeds from warrant exercise	503	4,168
Net cash flows from financing activities	1,382	9,281

Cash increase (decrease) from continuing operations	(308)	4,825
Cash flows used in discontinued operations:
Net cash flows provided by (used in) operating activities	4	(327)
Net cash flows used in investing activities	-	-
Net cash flows from financing activities	-	-
Net cash flows from discontinued operations	4	(327)
Decrease (increase) in cash and cash equivalents	(304)	4,498
Cash and cash equivalents, beginning of period	395	3,881
Cash and cash equivalents, end of period	$91	$8,379

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$11	-

Supplemental Schedule of non-cash operating activities:
During the three months ended March 31, 2015, the agreed upon settlement for the Securities Class Action Lawsuits were funded directly to an escrow account by insurers.	$5,900
During the three months ended March 31, 2015, the obligation for the Securities Class Action Lawsuits was funded directly to an escrow account by insurers.	$(5,900)
Supplemental schedule of non-cash investing and financing activities:
During the three months ended March 31, 2015, some warrants were re-priced in a private placement transaction generating a deemed dividend.	$(106)

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of our financial statements requires us to make estimates and assumptions that affect, among other areas, the reported amounts of assets, long-lived assets, impairment of long-lived assets, and accrued liabilities. These estimates and assumptions also impact expenses and the disclosures in our condensed financial statements and the accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2014, 2013, and 2012 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission, or SEC, on March 12, 2015 (the “Annual Report”).

Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of and Entity” ("ASU 2014-08"). ASU 2014-08 is effective for the first interim or annual period beginning on or after December 15, 2014 with early adoption permitted. ASU 2014-08 amends ASC Topic 205, Presentation of Financial Statements, and ASC Topic 360, Property, Plant and Equipment, to improve the usefulness of results in the financial statements to users. The Company has adopted ASU 2014-08 on the Company’s financial statement presentation and disclosures, there was no material impact to the financial statement or disclosures.

Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation: Amendments to the Consolidation Analysis ("FASB ASU 2015-02). FASB ASU 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. FASB ASU 2015-02 is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. Early adoption is permitted, including adoption in an interim period. The adoption of FASB ASU 2015-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (FASB ASU 2015-01). FASB ASU 2015-01 simplifies income statement presentation by eliminating the concept of extraordinary items. FASB ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of FASB ASU 2015-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (FASB ASU 2014-15).. FASB ASU 2014-15 provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of FASB ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The adoption of FASB ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

2.	Liquidity and Managements’ Plans:

The Company has been operating at a loss for the past twelve years. Its future prospects will depend on its ability to successfully pursue its strategy of pharmaceutical development, manage overall operating expenses, and obtain additional capital necessary to support its operations. Since its inception, the Company has generally funded its operations with revenues from sale of its now-discontinued Anatabloc® and its other anatabine-based products, as well as private placements and sales under its At Market Issuance Sales Agreement described below.

On December 15, 2014, the Company entered into an At Market Issuance Sales Agreement, or sales agreement, with MLV & Co. LLC, or MLV, relating to the sale of shares of its common stock offered under an S-3 Registration Statement that was filed in December 2014 and was declared effective in February 2015. In accordance with the terms of the sales agreements, the Company may offer and sell shares of its common stock, $0.0001 par value per share, having an aggregate offering price of up to $16.5 million from time to time through MLV, acting as agent. Sales of the Company common stock under the sales agreement will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through The Nasdaq Capital Market, the existing trading market for its common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, or any other method permitted by law. MLV is not required to sell any specific amount, but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. MLV will be entitled to compensation at a commission rate equal to 3% of the gross sales price per share sold. The Company began selling shares under the sales agreement on February 12, 2015, and through March 31, 2015, an aggregate of 187,134 shares were sold for net proceeds of $689 thousand. There have been no additional sales under the sales agreement subsequent to March 25, 2015 as of the date of this filing.

On January 28, 2015, the Company entered into a Securities Purchase and Registration Rights Agreement (the “Purchase Agreement”) with seven accredited investors, pursuant to which 202,673 shares of its common stock were issued and sold, at a purchase price of $3.75 per share, and warrants to purchase up to a total of 168,337 shares of common stock. The warrants, which have an exercise price of $3.75 per share, are generally exercisable beginning on January 28, 2015, and expire on January 27, 2022. An aggregate of 134,000 shares sold in the private placement were issued pursuant to, and as a condition of, the exercise of previously issued warrants to purchase common stock held by certain of the investors at an amended exercise price of $3.75 per share. An aggregate of $760,023 was raised in the private placement, including $300,000 of which was paid to the Company as an advance on December 30, 2014. A resale registration statement covering the purchased shares issuable pursuant to the granted warrants has been filed and declared effective with the SEC

On May 8, 2015, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which a total of 77,590 shares of its common stock were issued and sold, at a purchase price of $3.00 per share, and warrants to purchase up to a total of 69,831 shares of common stock. The warrants, which have an exercise price of $3.00 per share, are generally exercisable beginning on May 8, 2019, and expire on May 8, 2022. An aggregate of 62,072 shares sold in the private placement were issued pursuant to, and as a condition of, the exercise of previously issued warrants to purchase common stock held by the investor at an amended exercise price of $3.00 per share. An aggregate of $232,770 was raised in the private placement, all of which was paid to the Company as an advance in March 2015.

During the three months ended March 31, 2015, the Company recognized $3.5 million gain on insurance proceeds related to settlement of litigation. The Company received such insurance proceeds in April 2015. The proceeds are being used to partially satisfy outstanding legal bills and indemnity payments relating to the Company’s class action and derivative litigation and other legal matters and to pay essential operating expenses, provided that, as described below, the Company does not believe that such proceeds (together with other capital resources) will support its operations beyond June 2015, and the insurance proceeds will not be sufficient to fund all outstanding legal fees and expenses relating to its litigation, which was $5.1 million as of March 31, 2015.

As of May 1, 2015 the Company believes that its current cash resources (including the above-mentioned insurance proceeds but excluding any sales made under the sales agreement after May 1, 2015, if any), are anticipated to be sufficient to support its operations only through approximately June 2015. The Company will need to seek additional funding to support its operations, whether through debt financing, additional equity offerings, through strategic transactions (such as licensing or borrowing against intellectual property) or otherwise. The Company is currently exploring a variety of potential financing options, including additional private placements and financing transactions that would leverage its intellectual property. There can be no assurance that the Company will be successful in obtaining such additional funding on commercially favorable terms, if at all. The Company will also likely continue to delay cash payment of various payables and outstanding obligations in order to conserve cash until additional funding becomes available, and if it does not raise sufficient funding, it may be forced to curtail clinical trials and product development activities and continue to defer such payments. To conserve cash resources, its Chief Executive Officer and President elected to defer the payment of their salary earned with respect to the period beginning December 2014 and continuing for the first quarter of 2015, and the members of the Board of Directors elected to defer their board fees and compensation through the end of the first quarter of 2015. The Company anticipates that deferred salary and fees will be paid as follows: deferred salary for our Chief Executive Officer and President will be paid in shares of our common stock under our equity incentive plan, and deferred board fees will be paid in cash. In April 2015, the Company has resumed the payment in cash of executive salaries and partially paid deferred board fees for continuing board members in cash. One board member who resigned was paid in full for all deferred board fees. If the Company is unable to raise additional capital (including through the exercise of outstanding warrants or through private placements of its securities, each of which has been a primary source of our financing in the past), its operations will be materially adversely affected, its scope of operations may need to be materially reduced, and its clinical trials may need to be delayed. Any equity financing will be dilutive to its existing shareholders.

The Company does not have enough cash or other capital resources to sustain its operations beyond June 2015 based on its current operating plan, and, therefore, there is substantial doubt about the Company’s ability to continue to be a going concern. The Company’s continuation as a going concern depends upon its ability to obtain additional financing to provide cash to meet its obligations as may be required, and ultimately to attain profitable operations and positive cash flows. The Company has no commercial products on the market at this time, and no associated revenues due to exiting the dietary supplement market in the U.S.. While the Company is evaluating overseas market opportunities through possible licensing arrangements, it has not yet entered into any such licensing arrangements.

3.	Insurance Proceeds Receivable:

At December 31, 2014 insurance proceeds receivable consisted of a $5.9 million escrow funding requirement as part of the securities class action litigation that will paid directly to an Escrow account by insurance carriers and $778 thousand to be paid directly to the Company. The $5.9 million escrow funding of the settlement by insurers occurred in March, 2015.

At March 31, 2015 a receivable for $3.5 million which includes $778 thousand disclosed above, was recorded as other income. Funds will be received directly from insurers for costs incurred arising from various legal proceedings. The funds were subsequently received in April, 2015.

4.	Discontinued Operations:

In August 2014, the Company suspended all sales of its Anatabloc® products in response to correspondence received from the FDA pertaining to the Company’s filing on a New Dietary Ingredient Notification (NDIN) with respect to Anatabloc®. Upon further discussion and analysis, the Company decided to permanently exit the dietary supplement market for all Anatabloc® and CigRx® products. Information pertaining to components of discontinued operations included in these condensed consolidated financial statements is included below.

Assets and liabilities of discontinued dietary supplement operations consisted of the following as of:

$ thousands	March 31, 2015	December 31, 2014
	(Unaudited)
Assets:
Prepaid expenses	5	6
Machinery and equipment	24	25
Total assets	$29	$31

Liabilities:
Accounts payable	$458	$412
Accrued expenses	77	121
Total current liabilities	$535	$533

Results of discontinued operations for the period were:

$ thousand (unaudited)	March 31, 2015	March 31, 2014
	Unaudited	Unaudited
Net sales	$-	$1,123
Cost of goods sold	-	(401)
Gross margin	-	722
Operating expenses	(41)	(857)
Operating loss from discontinued operations	$(41)	$(135)

5.	Accrued Expenses:

As of March 31, 2015 and December 31, 2014, accrued expenses included the following:

$ thousands	2015	2014
	Unaudited
Accrued Expenses:
Accrued restructuring charges	$3,185	$3,391
Accrued payroll and related expenses	3,482	3,132
Accrued legal	2,542	2,242
Accrued expenses	296	164
Total current liabilities	$9,505	$8,929

6.	Restructure Charge:

As disclosed in the historical consolidated financial statements of the Company for the years ended December 31, 2014, 2013, and 2012 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission, or “SEC,” on March 12, 2015 (the “Annual Report”), the Company has focused the business on pharmaceutical drug development. As part of the refocused business transformation, the Company has consolidated offices in Sarasota, Florida and exited the dietary supplement and cosmetic business. As a result, a number of personnel were not retained and left the company throughout 2014. The Company has entered into severance agreements with the former employees and the Company has accrued the costs of the severance agreements as they were executed. All costs related to the closure of the Gloucester, Massachusetts, Washington, D.C. and Glen Allen, Virginia offices have been accrued as well.

For the three months ended March 31, 2015, we incurred no restructuring charges, compared to $481 thousand for involuntary termination charges for the same period in 2014.

For the three months ended March 31, 2015, we paid $206 thousand related to restructuring costs, of which $185 thousand was related to involuntary termination costs and $21 thousand was related to office closure in Glen Allen, Virginia. For the same period in 2014, we paid $76 thousand related to involuntary termination costs.

7.	Stockholders’ Equity:

Deemed Dividend

In connection with the January 28, 2015 private placement transaction, some executed warrants were re-priced. The non-cash financial impact of $106 thousand relating to the repricing of warrants has been recorded as a deemed dividend in the accompanying financial statements.

Stock Option Plans

Prior to 2008, the Company adopted a 1998 Stock Option Plan and a 2000 Equity Incentive Plan, and in September 2008, it adopted a 2008 Incentive Award Plan (collectively, the “Plans”). The Plans provide for the award of options to purchase common stock, restricted shares of common stock and certain other equity and equity-based awards to directors, officers, employees and consultants or advisors of the Company and certain affiliated entities. In the aggregate, as of March 31, 2015 the Plans provide for grants of both qualified and non-qualified stock options, as well as other equity-based awards, with respect to up to 1,808,000 shares in the aggregate.

 As of March 31, 2015, there were 1,019,000 options issued and outstanding with a weighted average exercise price of $52.93 per share.

A summary of the status of the Company’s unvested stock options at March 31, 2015, and changes during the three months then ended, is presented below.

Non-Vested Stock Options (unaudited)	Shares	Weighted Average Grant-Date Fair Value
Non-Vested at December 31, 2014	313,000	$22.44
Granted
Vested	(6,000)	(10.50)
Forfeited
Non-Vested at March 31, 2015	307,000	$22.67

As of March 31, 2015, there was $1.3 million of unrecognized compensation cost related to unvested share-based compensation arrangements under the Plans.

 During the three months ended March 31, 2015, no stock options were granted or exercised.

The outstanding stock options as of March 31, 2015 had no intrinsic value.

Warrant activity

During the three months ended March 31, 2015, 134,000 warrants were exercised resulting in gross proceeds to the Company of $0.5 million. There was nominal intrinsic value of the warrants exercised.

During the three months ended March 31, 2015, 168,337 warrants with an exercise price of $3.75 were issued as a part of a private placement that the Company completed in January 2015.

As of March 31, 2015, the Company had 1,119,840 warrants outstanding with a weighted average exercise price of $29.20 per share. The intrinsic value of the exercisable warrants at March 31, 2015 was zero.

Net Loss Basic and Diluted Per Common Share

Due to the Company’s net losses, total basic and diluted loss per share was $(0.04) and $(1.41) for the three months ended March 31, 2015 and March 31, 2014, respectively. An aggregate of 2,138,840 at March 31, 2015 and 1,636,903 at March 31, 2014 of stock options and warrants outstanding were excluded from this computation because they would have had an anti-dilutive effect.

8.	Commitments, Contingencies and Other Matters:

Litigation

Securities Class Action Settlement

On Monday, March 2, 2015, the United States District Court for the Eastern District of Virginia, preliminary approved the Company’s securities class action settlement in the amount of $5.9 million. The settlement stipulates that the amount of $5.9 million, which includes litigation costs, will be paid from certain Rock Creek Pharmaceuticals, Inc. (f/k/a Star Scientific, Inc.) D&O insurance policies. The funding of the settlement by insurers occurred in March, 2015. In addition notice is to be furnished to the class, and a final approval hearing will be held on or before June 11, 2015

On May 4, 2015, the court entered an order setting a meeting with the court’s mediator, Magistrate Judge Novak, regarding an indemnification issue related to the settlement.

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

A mediation session relating to the derivative actions was held on October 29, 2014, and the parties later reached an agreement in principle regarding the material terms of a proposed settlement that would address the derivative actions. The parties concluded a stipulation of settlement as of approximately January 27, 2015, and plaintiffs thereafter filed a motion for approval of the settlement. The settlement provides for the implementation of certain corporate governance reforms and contemplates payment by the Company of certain attorney’s fees to plaintiffs’ counsel in an amount that has yet to be determined. A hearing on the motion for preliminary approval was held on March 6, 2015. The judge requested additional information to be submitted within 14 days. At this time, the Company cannot predict the probable outcome of the derivative actions and/or claims against the Company for attorney’s fees. Accordingly, no amounts have been accrued in the consolidated financial statements.

On March 27, 2015, the parties filed a joint submission setting forth additional information responsive to the Court’s order. On March 31, 2015, the Court entered orders preliminarily approving the proposed settlement and setting a further settlement hearing for July 10, 2015. At this time, the Company cannot predict the probable outcome of the claims against the Company for attorney’s fees. Accordingly, no amounts have been accrued in the consolidated financial statements.

Consumer Class Action

On January 27, 2014, Howard T. Baldwin filed a purported class action naming the Company, Rock Creek Pharmaceuticals, Inc. and GNC Holding, Inc., or “GNC,” as defendants.  The case was filed in the United States District Court for the Northern District of Illinois.  Generally, the complaint alleged that claims made for the Company’s Anatabloc® product have not been proven and that individuals purchased the product based on alleged misstatements regarding characteristics, uses, benefits, quality and intended purposes of the product.  The complaint purported to allege claims for violation of state consumer protection laws, breach of express and implied warranties and unjust enrichment.  The Company has agreed to indemnify and defend GNC pursuant to the terms of the purchasing agreement between RCP Development and GNC. Consistent with that commitment, the Company has agreed to assume the defense of this matter on its own behalf as well as on behalf of GNC. The defendants filed a motion to dismiss the complaint on March 24, 2014. On January 13, 2015, the Court entered an order dismissing the complaint in its entirety without prejudice.

On February 10, 2015, Mr. Baldwin filed an Amended Complaint against Rock Creek Pharmaceuticals, Inc. f/k/a Star Scientific, Inc., RCP Development, Inc. f/k/a Rock Creek Pharmaceuticals, Inc. and GNC Holdings, Inc. (collectively “Defendants”). The Amended Complaint also includes an additional named plaintiff, Jerry Van Norman, who alleges that he is a citizen of Parkville, Missouri. The Amended Complaint requests certification of an “Illinois Class” consisting of “[a]ll persons who paid, in whole or in part, for Anatabloc® dietary supplement in Illinois between August 1, 2011 and the present for personal, family or household uses,” and a “Missouri Class” consisting of “[a]ll persons who paid, in whole or in part, for Anatabloc® dietary supplement in Missouri between August 1, 2011 and the present for personal, family or household uses.” The Amended Complaint is pleaded in seven counts: (1) violation of the Consumer Fraud and Deceptive Business Practices Act of Illinois; (2) violation of the Missouri Merchandising Practice Act; (3) breach of express warranty under Illinois law; (4) breach of express warranty under Missouri law; (5) breach of implied warranty of merchantability under Illinois law; (6) breach of implied warranty of merchantability under Missouri law; and (7) unjust enrichment.

Like the original Complaint, the Amended Complaint alleges that Defendants manufactured, marketed and/or sold Anatabloc®, a dietary supplement purportedly derived from an anatabine alkaloid and promoted Anatabloc® as a “wonder drug” with a number of medical benefits and uses, from treating excessive inflammation (associated with arthritis) to Alzheimer’s disease, traumatic brain injury (or concussions), diabetes and multiple sclerosis. Plaintiffs allege that Defendants have never proven any of these claims in clinical trials or received U.S. Food and Drug Administration approval for Anatabloc®, and that Anatabloc® “was never the ‘wonder drug’ it claimed to be.” Plaintiffs allege that they purchased Anatabloc® based upon claims that it provides “anti-inflammatory support.” Mr. Baldwin alleges that he purchased Anatabloc® to “reduce inflammation and pain in his joints,” and Mr. Van Norman alleges that he “suffers back and knee problems, as well as arthritis, and expected Anatabloc® to be effective in treating these symptoms and purchased Anatabloc® to help alleviate his symptoms.” Both plaintiffs allege that Anatabloc® did not provide the relief promised by the Defendants.

Although the Amended Complaint does not include claims based on the consumer protection laws and breach of warranty laws of several additional states like the original Complaint, on February 10, 2015, counsel for plaintiffs also served a “Notice pursuant to: Alabama Code § 8-19-10(e); Alaska Statutes §45.50.535; California Civil Code § 1782; Georgia Code § 10-1-399; Indiana Code § 24-5-0.5-5(a); Maine Revised Statutes, Title 5, § 50-634(g); Massachusetts General Laws Chapter 93A, § 9(3); Texas Business & Commercial Code § 17.505; West Virginia Code § 46A-6-106(b); and, Wyoming Statutes § 40-12-109 as well as state warranty statutes,” which purports to give notice to Defendants on behalf of the named plaintiffs and a “class of similarly situated individuals” that Defendants have “violated state warranty statutes and engaged in consumer fraud and deceptive practices in connection with its sale of Anatabloc®,” and demanding that “Defendants correct or otherwise rectify the damage caused by such unfair trade practices and warranty breaches and return all monies paid by putative class members.”

The Defendants timely moved to dismiss the Amended Complaint on March 10, 2015. Plaintiffs filed a memorandum in response to the motion to dismiss on April 9, 2015, and Defendants filed their reply memorandum on April 22, 2015.  On April 28, 2015, the Court entered an order lifting the stay of discovery that had been in place in the case and scheduled a status hearing on June 25, 2015. No discovery requests have been served by any party as of May 7, 2015.

Action by Iroquois Master Fund, Ltd. and American Capital Management, LLC

On February 19, 2015, the Company became aware of a complaint filed on February 18, 2015, in New York Supreme Court for New York County in which the Company and its Chief Executive Officer, Dr. Michael J. Mullan, are named as a defendants. The complaint was filed by Iroquois Master Fund, Ltd. and American Capital Management, LLC, who were investors in a private placement of the Company’s securities completed in March 2014 (the “Private Placement Transaction”). The complaint also names as a defendant John J. McKeon, a shareholder of the Company. Iroquois and American Capital are seeking $4.2 million, in the aggregate, in damages or, alternatively, rescission of the Private Placement Transaction, premised on allegations that the Company entered into a “sham” loan agreement with Mr. McKeon to provide the Company with a $5.8 million line of credit in order to fraudulently induce Iroquois and American Capital to acquire the Company’s securities. On April 29, 2015, the Company filed a motion to dismiss the complaint because (i) plaintiffs did not register to do business with the New York Secretary of State, and thus lack the capacity to sue in New York, and (ii) the court lacks personal jurisdiction over the company and Dr. Mullan because the defendants were not present in New York in connection with the Private Placement Transaction, or did the critical events relating to it take place in New York. Although the Company believes that the material allegations are without merit and intends to vigorously defend the litigation, no assurances can be given with respect to the outcome of the litigation.

We have been notified by our insurance carrier that its position is that legal costs incurred for the Iroquois Master Fund, Ltd. and American Capital Management, LLC action is not covered under our policy, although any legal costs incurred on behalf of the Company and our Chief Executive Officer, Dr. Michael J. Mullan, would be jointly shared by the Company and insurer. All legal costs incurred to date for this action through March 31, 2015 have been recorded in the accompanying financial statements accordingly.

Claims Dr. Christopher C. Chapman

On or around March 27, 2015, Dr. Christopher C. Chapman, our President and a Director of our Company, delivered a letter to the Company asserting that, after consulting with his attorneys, he has been advised that he has claims against the Company for breach of employment contract and discrimination. In his letter, Dr. Chapman alleges that the Company has breached his employment contract by failing to pay him his base salary, and he alleges that the Company has engaged in racially motivated actions to undermine his oversight responsibilities and product development actions, including by, among other things, allegedly redirecting funding for anatabine citrate trials. In response to Dr. Chapman’s letter, the Company has engaged independent counsel to conduct an independent investigation into Dr. Chapman’s allegations. The investigation is pending as of the date of this filing, and to the Company’s knowledge, Dr. Chapman has not filed any legal action against the Company as of the date of this filing. Simultaneous with such investigation, the Company has also engaged independent counsel to conduct an independent inquiry into a premature IND clinical hold response filing made in February 2015 at the direction of Dr. Chapman, and pending the completion of that inquiry, Dr. Chapman is on paid administrative leave from the Company.

Email from Counsel to Jonnie R. Williams

On March 25, 2015, the Company received an email from an attorney representing Jonnie R. Williams, a former director of the Company and the Company’s former Chief Executive Officer, stating that Mr. Williams is contractually entitled to severance compensation. In such email, the attorney requested that the Company immediately contact the attorney to discuss such alleged severance entitlement. The Company did not contact the attorney, and the Company has not received any further communications from the attorney. Mr. Williams voluntarily resigned from the Company in August 2014, and the Company is not aware of any basis, whether under Mr. Williams’ prior employment agreement or otherwise, on which Mr. Williams would be contractually entitled to severance compensation. In the March 2015 email, Mr. Williams’ attorney did not identify any specific contractual provisions that would entitle Mr. Williams to severance compensation. There is no assurance that Mr. Williams or an attorney acting on behalf of him will not in the future seek to pursue some sort of contractual severance compensation claim in the future.

Commitments

The Company had research and development and other contracted commitments totaling $1.0 million as of March 31, 2015.

9.	Subsequent Events:

On April 10, 2015, the Company’s shareholders approved an increase in the number of shares for the 2008 Incentive Award Plan of 600,000 shares.

Effective April 14, 2015, the Company completed a reverse stock split in which each twenty five (25) shares of the Company’s common stock were automatically combined into and became one (1) share of Company common stock, subject to cash being issued in lieu of fractional shares. As of the effective date of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, any stock options, warrants and other derivative securities issued by us were automatically proportionally adjusted, based on the one-for-twenty-five reverse split ratio, in accordance with the terms of such options, warrants or other derivative securities, as the case may be. All share numbers, stock option numbers, warrant numbers, and exercise prices appearing in these financial statements and the notes thereto have been adjusted to give effect to the reverse stock split, unless otherwise indicated or unless the context suggests otherwise.

Insurance proceeds of $3.5 million were received in April, 2015.

On May 8, 2015, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued and sold a total of 77,590 shares of its common stock, at a purchase price of $3.00 per share, and warrants to purchase up to a total of 69,831 shares of common stock. The warrants, which have an exercise price of $3.00 per share, are generally exercisable beginning on May 8, 2019, and expire on May 8, 2022. An aggregate of 62,072 shares sold in the private placement were issued pursuant to, and as a condition of, the exercise of previously issued warrants to purchase common stock held by the investor at an amended exercise price of $3.00 per share. An aggregate of $232 thousand was raised in the private placement, all of which was paid to the Company as an advance in March 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (or “SEC”) on March 12, 2015 and our Definitive Proxy Statement, which was filed on March 12, 2015. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Overview

We are a pharmaceutical development company focused on the discovery, development, and commercialization of therapies for chronic inflammatory disease, neurologic disorders, and behavioral health utilizing our proprietary compounds. Our development activities are currently focused on our lead compound, anatabine citrate, which we believe, based on our accumulated data, demonstrates anti-inflammatory properties. Prior to September 2014, we marketed and sold an anatabine-based dietary supplement under the name Anatabloc®, together with other anatabine-based products, but we discontinued the marketing and sale of such products in September 2014 and have narrowed the focus of our company to pharmaceutical development activities centered primarily on anatabine citrate as a lead drug candidate. Our strategy is to leverage the underlying science and clinical data accumulated by us in relation to our prior anatabine-based products to advance our pharmaceutical development program. In February 2015, we commenced a Phase I clinical trial in the United Kingdom to determine the pharmacokinetic profiles of selected modified release formulation prototypes of anatabine and to evaluate their safety and tolerability in healthy subjects.

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

In late 2013, our senior management and Board of Directors undertook certain significant corporate changes in order to position the company to develop U.S. Federal Food and Drug Administration (FDA) approved products that would present grater long-term revenue prospects, and in December 2013, our stockholders approved various matters necessary to effect the corporate transition. As part of the corporate transition, Michael J. Mullan, MBBS (MD), PhD was appointed our Chief Executive Officer and Chairman of our Board of Directors, and Christopher C. Chapman, MD was appointed our President. In addition to these significant management changes, our shareholders elected a new Board of Directors consisting of five new directors (including Dr. Mullan) and one existing director (Dr. Chapman). Our company’s corporate transition continued during 2014, during which we consolidated our company’s offices to a single location in Sarasota, Florida, substantially reduced our employee headcount, and changed the name of the company from Star Scientific, Inc. to Rock Creek Pharmaceuticals, Inc. In September 2014, we completed the transition by discontinuing the company’s historical business of marketing and selling anatabine-based nutritional supplements and other products.

Restructuring

In 2014, we were successful in consolidating our offices from three locations to one location in Sarasota, Florida. We also decreased the number of full time dedicated employees from twenty-five to ten. We believe our first quarter results reflect significant cost savings due to the restructuring. Our general and administrative expenses have declined by approximately $5.6 million or 62.8% for the three months ended March 31, 2015 compared to the same period in 2014. For additional details, please see Management Discussion and Analysis.

Prospects for Our Operations

The recurring losses generated by our business continue to impose significant demands on our liquidity. Our future prospects will be highly dependent on our ability to successfully implement our current strategy to better take advantage of the potential opportunities in the area of pharmaceutical products, including the development of products approved by the FDA and other regulatory agencies.  Our ability to manage overall operating expenses, as well as raise additional capital necessary to support our operations, will be key to future operations and financial condition (particularly given the capital intensive nature of drug development).  We have and will continue to seek to generate revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee and for our related tobacco products (operations discontinued in December 2012). Royalty revenues have been insignificant to date.

At Market Issuance (“ATM”) Agreement

On December 15, 2014, we entered into an At Market Issuance Sales Agreement, or sales agreement, with MLV & Co. LLC, or MLV, relating to the sale of shares of our common stock offered under an S-3 Registration Statement that we filed in December 2014 and was declared effective in February 2015. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock, $0.0001 par value per share, having an aggregate offering price of up to $16.5 million from time to time through MLV, acting as agent. Sales of our common stock under the sales agreement will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through The Nasdaq Capital Market, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, or any other method permitted by law. MLV is not required to sell any specific amount, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. MLV will be entitled to compensation at a commission rate equal to 3% of the gross sales price per share sold. We began selling shares under the sales agreement on February 12, 2015, and through March 31, 2015, we sold an aggregate of 187,134 shares for net proceeds to our company of $689 thousand. There have been no additional sales under the sales agreement subsequent to March 25, 2015 as of the date of this filing.

Off-Balance Sheet Arrangements

None.

April 2015 Reverse Stock Split

Effective April 14, 2015, we completed a reverse stock split in which each twenty five (25) shares of our common stock were automatically combined into and became one (1) share of our common stock, subject to cash being issued in lieu of fractional shares. As of the effective date of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, any stock options, warrants and other derivative securities issued by us were automatically proportionally adjusted, based on the one-for-twenty-five reverse split ratio, in accordance with the terms of such options, warrants or other derivative securities, as the case may be. All share numbers, stock option numbers, warrant numbers, and exercise prices appearing in this discussion and analysis have been adjusted to give effect to the reverse stock split, unless otherwise indicated or unless the context suggests otherwise.

Results of Operations

Our company’s unaudited condensed consolidated results for the three month periods ended March 31, 2015 and 2014 are summarized in the following table:

$ in thousands (except share and per share data)	Three Months Ended March 31,
	2015 Unaudited	2014 Unaudited

Total operating expenses	$3,819	$9,686
Operating loss from operations	(3,819)	(9,686)
Other income (expense), net	3,522	(9)
Net loss from continuing operations	(297)	(9,695)
Net (loss) gain from discontinued operations	(41)	(135)
Net loss	$(338)	$(9,830)

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net Sales. We had no sales in the three months ended March 31, 2015 due to exiting the market for all Anatabloc® and CigRx®, or “dietary supplement,” products in 2014. In accordance with GAAP, all discontinued operations have been reclassified as discontinued operations for comparative purposes.

Gross Profit. As we exited the market for sales of all dietary supplement products, we have no gross profit to report for the three months ended March 31, 2015. Activity for the three months ended March 31, 2014 has been reclassified as discontinued operations in accordance with GAAP for comparative purposes.

Total Operating Expenses. Total operating expenses (comprised of general and administrative and research and development expenses) were approximately $3.8 million for the three months ended March 31, 2015, a decrease of approximately $5.9 million, or 60.8%, from approximately $9.7 million for the same period in 2014. General and administrative expenses decreased by approximately $5.7 million, and research and development costs decreased by approximately $0.2 million.

General and Administrative Expenses. General and administrative expenses were approximately $3.3 million for the three months ended March 31, 2015, a decrease of approximately $5.7 million, or 63.3%, from approximately $9.0 million for the same period in 2014. For the three months ended March 31, 2015, we had decreased legal expenses of $0.2 million primarily due to the completion of the Department of Justice (DOJ) investigation and settlement of the securities class action litigation; a decrease of non-cash charges of $4.3 million related to stock based compensation; a decrease in salaries, rents, travel, phone, computer expenses of $1.3 million due to completion of restructuring that was undertaken in 2014; and various other net decreases of expenses of $0.3 million. We also incurred an increase of business insurance premiums of approximately $0.4 million.

Research and Development Expenses. We expended approximately $0.5 million on research and development in the three months ended March 31, 2015, compared to approximately $0.7 million in the comparable period in 2014. The research and development costs in the three months ended March 31, 2015 were directed principally toward ongoing expenses related to a clinical trial in Europe, along with drug development initiatives. Our research and development costs for the three months ended March 31, 2014 were primarily in support of preparing for our Investigational New Drug (IND) submission, which occurred later in 2014. For the three months ended March 31, 2015, we incurred no expenses related to the Research and Royalty Agreement with Roskamp Institute due to no further sales of Anatabloc® products, compared to $38 thousand for the three months ended March 31, 2014 which have been reclassified to discontinued operations in accordance with GAAP. See “Item 1. Business—Our Current Drug Development Program—Our Relationship with the Roskamp Institute” in our 2014 Form 10-K for more information relating to the Roskamp Institute.

Other Income and Expense, net. For the three months ended March 31, 2015, we had other income of $3.5 million primarily due to insurance proceeds related to completion of the ongoing litigation. For the same period in 2014, we had interest income of $6 thousand due to a higher cash balance and miscellaneous expense of $15 thousand.

Discontinued Operations, net. Loss on discontinued operations was $41 thousand for the three months ended March 31, 2015, compared to $135 thousand for the same period in 2014, a decrease of $94 thousand, or 69.6%. For the three months ended March 31, 2015, we incurred $41 thousand of expenses related to exiting the dietary supplement market, primarily related to insurance and disposal costs. For the same period in 2014, net activity of sales, cost of sales, marketing and selling expenses was a loss of $135 thousand.

Net Loss. We had a net loss of approximately $0.3 million for the three months ended March 31, 2015, compared to a net loss of approximately $9.8 million for the same period in 2014. The decreased net loss for the three months ended March 31, 2015 was primarily due to cost savings in relation to restructuring, a decrease in non-cash expenditures related to stock based compensation, and recognition of a non-recurring gain from insurance proceeds.

Liquidity and Capital Resources

We have been operating at a loss for the past twelve years. Our future prospects will depend on our ability to successfully pursue our strategy of pharmaceutical development, manage overall operating expenses, and obtain additional capital necessary to support our operations. Since our inception, we have generally funded our operations with revenues from sale of our now-discontinued Anatabloc® and our other anatabine-based products, as well as private placements and sales under our At Market Issuance Sales Agreement described below.

On December 15, 2014, we entered into an At Market Issuance Sales Agreement (ATM), or sales agreement, with MLV & Co. LLC, or MLV, relating to the sale of shares of our common stock offered under an S-3 Registration Statement that we filed in December 2014 and was declared effective in February 2015. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock, $0.0001 par value per share, having an aggregate offering price of up to $16.5 million from time to time through MLV, acting as agent. Sales of our common stock under the sales agreement will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through The Nasdaq Capital Market, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, or any other method permitted by law. MLV is not required to sell any specific amount, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. MLV will be entitled to compensation at a commission rate equal to 3% of the gross sales price per share sold. We began selling shares under the sales agreement on February 12, 2015, and through March 31, 2015, we sold an aggregate of 187,134 shares for net proceeds to our company of $689 thousand. There have been no additional sales under the sales agreement subsequent to March 25, 2015 as of the date of this filing.

On January 28, 2015, we entered into a Securities Purchase and Registration Rights Agreement (the “Purchase Agreement”) with seven accredited investors, pursuant to which we issued and sold a total of 202,673 shares of our common stock, at a purchase price of $3.75 per share, and warrants to purchase up to a total of 168,337 shares of common stock. The warrants, which have an exercise price of $3.75 per share, are generally exercisable beginning on January 28, 2015, and expire on January 27, 2022. An aggregate of 134,000 shares sold in the private placement were issued pursuant to, and as a condition of, the exercise of previously issued warrants to purchase common stock held by certain of the investors at an amended exercise price of $3.75 per share. An aggregate of $760 thousand was raised in the private placement, including $300 thousand of which was paid to us as an advance on December 30, 2014. A resale registration statement covering the purchased shares issuable pursuant to the granted warrants has been filed and declared effective with the SEC.

On May 8, 2015, we entered into a Securities Purchase Agreement with an accredited investor, pursuant to which we issued and sold a total of 77,590 shares of our common stock, at a purchase price of $3.00 per share, and warrants to purchase up to a total of 69,831 shares of common stock. The warrants, which have an exercise price of $3.00 per share, are generally exercisable beginning on May 8, 2019, and expire on May 8, 2022. An aggregate of 62,072 shares sold in the private placement were issued pursuant to, and as a condition of, the exercise of previously issued warrants to purchase common stock held by the investor at an amended exercise price of $3.00 per share. An aggregate of $232 thousand was raised in the private placement, all of which was paid to us as an advance in March 2015.

During the three months ended March 31, 2015, we recognized $3.5 million gain on insurance proceeds related to settlement of litigation. We received such insurance proceeds in April 2015. We are using the proceeds to partially satisfy outstanding legal bills and indemnity payments relating to our class action and derivative litigation and other legal matters and to pay essential operating expenses, provided that, as described below, we do not believe that such proceeds (together with other capital resources) will support our operations beyond June 2015, and the insurance proceeds will not be sufficient to fund all outstanding legal fees and expenses relating to our litigation, which was $5.1 million as of March 31, 2015.

As of May 1, 2015 we believe that our current cash resources (including the above-mentioned insurance proceeds but excluding any sales made under the sales agreement after May 1, 2015, if any), are anticipated to be sufficient to support our operations only through approximately June 2015. We will need to seek additional funding to support our operations, whether through debt financing, additional equity offerings, through strategic transactions (such as licensing or borrowing against intellectual property) or otherwise. We are currently exploring a variety of potential financing options, including additional private placements and financing transactions that would leverage our intellectual property. There can be no assurance that we will be successful in obtaining such additional funding on commercially favorable terms, if at all. We will also likely continue to delay cash payment of various payables and outstanding obligations in order to conserve cash until additional funding becomes available, and if we do not raise sufficient funding, we may be forced to curtail clinical trials and product development activities and continue to defer such payments. To conserve cash resources, our Chief Executive Officer and President elected to defer the payment of their salary earned with respect to the period beginning December 2014 and continuing for the first quarter of 2015, and the members of the Board of Directors elected to defer their board fees and compensation through the end of the first quarter of 2015. The Company anticipates that deferred salary and fees will be paid as follows: deferred salary for our Chief Executive Officer and President will be paid in shares of our common stock under our equity incentive plan, and deferred board fees will be paid in cash. In April 2015, the Company has resumed the payment in cash of executive salaries and partially paid deferred board fees to continuing board members in cash. One board member who resigned was paid in full for all deferred board fees. If we are unable to raise additional capital (including through the exercise of outstanding warrants or through private placements of our securities, each of which has been a primary source of our financing in the past), our operations will be materially adversely affected, our scope of operations may need to be materially reduced, and our clinical trials may need to be delayed. Any equity financing will be dilutive to our existing shareholders.

We do not have enough cash or other capital resources to sustain our company beyond June 2015 based on our current operating plan, and, therefore, there is substantial doubt about our company’s ability to continue to be a going concern. Our continuation as a going concern depends upon our ability to obtain additional financing to provide cash to meet our obligations as may be required, and ultimately to attain profitable operations and positive cash flows. We have no commercial products on the market at this time, and no associated revenues due to exiting the dietary supplement market in the U.S.. While we are evaluating overseas market opportunities through possible licensing arrangements, we have not yet entered into any such licensing arrangements.

Summary of Balances and Recent Sources and Uses

As of March 31, 2015, we had negative working capital of approximately $10.1 million, which included cash of approximately $0.09 million in current assets. We had cash and cash equivalents of approximately $0.4 million at December 31, 2014.

Net Cash From Operating Activities. During the three months ended March 31, 2015, approximately $1.7 million of cash was used in operating activities compared to approximately $4.5 million of cash used in operating activities during the same period in 2014. Cash used in operations was approximately $2.8 million lower during the three months ended March 31, 2015 as compared to the same period in 2014. Removing the impact of an increase in the amount due from insurers at March 31, 2015, the net decrease in cash used from March 31, 2015 compared to March 31, 2014 was $5.5 million lower, due primarily to decreases in general and administrative expenses due to restructuring and slightly lower research and development costs, coupled with deferred payment of many corporate obligations due to the Company’s cash position.

Net Cash From Investing Activities. During the three months ended March 31, 2015, we utilized $8 thousand for investing activities for the purchase of fixed assets. During the same period last year, we generated $9 thousand from investing activities, as we received payments from trademark licensing agreements.

Net Cash From Financing Activities. During the three months ended March 31, 2015, we generated net cash from financing activities of $1.4 million through the exercise of warrants for $0.5 million and the sale of common stock for gross proceeds of $0.9 million. During the same period in 2014, we generated net cash from financing activities of approximately $9.3 million through the exercise of warrants for $4.2 million and the sale of common stock for gross proceeds of $5.1 million.

Cash Demands on Operations

During the three months ended March 31, 2015, we had losses from continuing operations that totaled $(297) thousand. See “Overview” and “Results of Operations” above for a discussion of our decreased operating expenses and deferral of payments that resulted in decreased use of cash during the first quarter of 2015.

Contingent Liabilities and Cash Demands

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

In 2014, a purported class action was filed with respect to the purchase of our Anatabloc® product.  In that case, plaintiff seeks a refund on behalf of all persons purchasing our dietary supplement on the basis that the product was not effective for claims allegedly asserted by our company. We have been advised by our insurance carrier that there is no coverage for the claims asserted in this case. See “Part II-OTHER INFORMATION Item 1. Legal Proceedings” in this report for an update on the original action and the amended complaint filed in February 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015, because of a material weakness in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) described below.

Previously Disclosed Material Weakness

Management previously reported a material weakness in the Company's internal control over financial reporting in the Company’s 2014 Form 10-K. This material weakness was due to the Company’s failure to timely accrue a litigation liability and offsetting asset as of December 31, 2014. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management continues to evaluate the material weakness identified and to establish internal procedures to avoid future occurrences and to ensure timely review and analysis of all settlement agreements and information.

Changes in Internal Control Over Financial Reporting

Other than the remedial steps described above, there were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action Settlement

On Monday, March 2, 2015, the United States District Court for the Eastern District of Virginia, preliminary approved the Company’s securities class action settlement in the amount of $5.9 million. The settlement stipulates that the amount of $5.9 million, which includes litigation costs, will be paid from certain Rock Creek Pharmaceuticals, Inc. (f/k/a Star Scientific, Inc.) D&O insurance policies. The funding of the settlement by insurers occurred in March, 2015. In addition notice is to be furnished to the class, and a final approval hearing will be held on or before June 11, 2015

On May 4, 2015, the court entered an order setting a meeting with the court’s mediator, Magistrate Judge Novak, regarding an indemnification issue related to the settlement.

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

A mediation session relating to the derivative actions was held on October 29, 2014, and the parties later reached an agreement in principle regarding the material terms of a proposed settlement that would address the derivative actions. The parties concluded a stipulation of settlement as of approximately January 27, 2015, and plaintiffs thereafter filed a motion for approval of the settlement. The settlement provides for the implementation of certain corporate governance reforms and contemplates payment by the Company of certain attorney’s fees to plaintiffs’ counsel in an amount that has yet to be determined. A hearing on the motion for preliminary approval was held on March 6, 2015. The judge requested additional information to be submitted within 14 days. At this time, the Company cannot predict the probable outcome of the derivative actions and/or claims against the Company for attorney’s fees. Accordingly, no amounts have been accrued in the consolidated financial statements.

On March 27, 2015, the parties filed a joint submission setting forth additional information responsive to the Court’s order. On March 31, 2015, the Court entered orders preliminarily approving the proposed settlement and setting a further settlement hearing for July 10, 2015. At this time, the Company cannot predict the probable outcome of the claims against the Company for attorney’s fees. Accordingly, no amounts have been accrued in the consolidated financial statements.

Consumer Class Action

On January 27, 2014, Howard T. Baldwin filed a purported class action naming the Company, Rock Creek Pharmaceuticals, Inc. and GNC Holding, Inc., or “GNC,” as defendants.  The case was filed in the United States District Court for the Northern District of Illinois.  Generally, the complaint alleged that claims made for the Company’s Anatabloc® product have not been proven and that individuals purchased the product based on alleged misstatements regarding characteristics, uses, benefits, quality and intended purposes of the product.  The complaint purported to allege claims for violation of state consumer protection laws, breach of express and implied warranties and unjust enrichment.  The Company has agreed to indemnify and defend GNC pursuant to the terms of the purchasing agreement between RCP Development and GNC. Consistent with that commitment, the Company has agreed to assume the defense of this matter on its own behalf as well as on behalf of GNC. The defendants filed a motion to dismiss the complaint on March 24, 2014. On January 13, 2015, the Court entered an order dismissing the complaint in its entirety without prejudice.

On February 10, 2015, Mr. Baldwin filed an Amended Complaint against Rock Creek Pharmaceuticals, Inc. f/k/a Star Scientific, Inc., RCP Development, Inc. f/k/a Rock Creek Pharmaceuticals, Inc. and GNC Holdings, Inc. (collectively “Defendants”). The Amended Complaint also includes an additional named plaintiff, Jerry Van Norman, who alleges that he is a citizen of Parkville, Missouri. The Amended Complaint requests certification of an “Illinois Class” consisting of “[a]ll persons who paid, in whole or in part, for Anatabloc® dietary supplement in Illinois between August 1, 2011 and the present for personal, family or household uses,” and a “Missouri Class” consisting of “[a]ll persons who paid, in whole or in part, for Anatabloc® dietary supplement in Missouri between August 1, 2011 and the present for personal, family or household uses.” The Amended Complaint is pleaded in seven counts: (1) violation of the Consumer Fraud and Deceptive Business Practices Act of Illinois; (2) violation of the Missouri Merchandising Practice Act; (3) breach of express warranty under Illinois law; (4) breach of express warranty under Missouri law; (5) breach of implied warranty of merchantability under Illinois law; (6) breach of implied warranty of merchantability under Missouri law; and (7) unjust enrichment.

Like the original Complaint, the Amended Complaint alleges that Defendants manufactured, marketed and/or sold Anatabloc®, a dietary supplement purportedly derived from an anatabine alkaloid and promoted Anatabloc® as a “wonder drug” with a number of medical benefits and uses, from treating excessive inflammation (associated with arthritis) to Alzheimer’s disease, traumatic brain injury (or concussions), diabetes and multiple sclerosis. Plaintiffs allege that Defendants have never proven any of these claims in clinical trials or received U.S. Food and Drug Administration approval for Anatabloc®, and that Anatabloc® “was never the ‘wonder drug’ it claimed to be.” Plaintiffs allege that they purchased Anatabloc® based upon claims that it provides “anti-inflammatory support.” Mr. Baldwin alleges that he purchased Anatabloc® to “reduce inflammation and pain in his joints,” and Mr. Van Norman alleges that he “suffers back and knee problems, as well as arthritis, and expected Anatabloc® to be effective in treating these symptoms and purchased Anatabloc® to help alleviate his symptoms.” Both plaintiffs allege that Anatabloc® did not provide the relief promised by the Defendants.

Although the Amended Complaint does not include claims based on the consumer protection laws and breach of warranty laws of several additional states like the original Complaint, on February 10, 2015, counsel for plaintiffs also served a “Notice pursuant to: Alabama Code § 8-19-10(e); Alaska Statutes §45.50.535; California Civil Code § 1782; Georgia Code § 10-1-399; Indiana Code § 24-5-0.5-5(a); Maine Revised Statutes, Title 5, § 50-634(g); Massachusetts General Laws Chapter 93A, § 9(3); Texas Business & Commercial Code § 17.505; West Virginia Code § 46A-6-106(b); and, Wyoming Statutes § 40-12-109 as well as state warranty statutes,” which purports to give notice to Defendants on behalf of the named plaintiffs and a “class of similarly situated individuals” that Defendants have “violated state warranty statutes and engaged in consumer fraud and deceptive practices in connection with its sale of Anatabloc®,” and demanding that “Defendants correct or otherwise rectify the damage caused by such unfair trade practices and warranty breaches and return all monies paid by putative class members.”

The Defendants timely moved to dismiss the Amended Complaint on March 10, 2015. Plaintiffs filed a memorandum in response to the motion to dismiss on April 9, 2015, and Defendants filed their reply memorandum on April 22, 2015.  On April 28, 2015, the Court entered an order lifting the stay of discovery that had been in place in the case and scheduled a status hearing on June 25, 2015. No discovery requests have been served by any party as of May 7, 2015.

Action by Iroquois Master Fund, Ltd. and American Capital Management, LLC

On February 19, 2015, the Company became aware of a complaint filed on February 18, 2015, in New York Supreme Court for New York County in which the Company and its Chief Executive Officer, Dr. Michael J. Mullan, are named as a defendants. The complaint was filed by Iroquois Master Fund, Ltd. and American Capital Management, LLC, who were investors in a private placement of the Company’s securities completed in March 2014 (the “Private Placement Transaction”). The complaint also names as a defendant John J. McKeon, a shareholder of the Company. Iroquois and American Capital are seeking $4.2 million, in the aggregate, in damages or, alternatively, rescission of the Private Placement Transaction, premised on allegations that the Company entered into a “sham” loan agreement with Mr. McKeon to provide the Company with a $5.8 million line of credit in order to fraudulently induce Iroquois and American Capital to acquire the Company’s securities. On April 29, 2015, the Company filed a motion to dismiss the complaint because (i) plaintiffs did not register to do business with the New York Secretary of State, and thus lack the capacity to sue in New York, and (ii) the court lacks personal jurisdiction over the company and Dr. Mullan because the defendants were not present in New York in connection with the Private Placement Transaction, or did the critical events relating to it take place in New York. Although the Company believes that the material allegations are without merit and intends to vigorously defend the litigation, no assurances can be given with respect to the outcome of the litigation.

We have been notified by our insurance carrier that its position is that legal costs incurred for the Iroquois Master Fund, Ltd. and American Capital Management, LLC action is not covered under our policy, although any legal costs incurred on behalf of the Company and our Chief Executive Officer, Dr. Michael J. Mullan, would be jointly shared by the Company and insurer. All legal costs incurred to date for this action through March 31, 2015 have been recorded in the accompanying financial statements accordingly.

Claims Dr. Christopher C. Chapman

On or around March 27, 2015, Dr. Christopher C. Chapman, our President and a Director of our Company, delivered a letter to the Company asserting that, after consulting with his attorneys, he has been advised that he has claims against the Company for breach of employment contract and discrimination. In his letter, Dr. Chapman alleges that the Company has breached his employment contract by failing to pay him his base salary, and he alleges that the Company has engaged in racially motivated actions to undermine his oversight responsibilities and product development actions, including by, among other things, allegedly redirecting funding for anatabine citrate trials. In response to Dr. Chapman’s letter, the Company has engaged independent counsel to conduct an independent investigation into Dr. Chapman’s allegations. The investigation is pending as of the date of this filing, and to the Company’s knowledge, Dr. Chapman has not filed any legal action against the Company as of the date of this filing. Simultaneous with such investigation, the Company has also engaged independent counsel to conduct an independent inquiry into a premature IND clinical hold response filing made in February 2015 at the direction of Dr. Chapman, and pending the completion of that inquiry, Dr. Chapman is on paid administrative leave from the Company.

Email from Counsel to Jonnie R. Williams

On March 25, 2015, the Company received an email from an attorney representing Jonnie R. Williams, a former director of the Company and the Company’s former Chief Executive Officer, stating that Mr. Williams is contractually entitled to severance compensation. In such email, the attorney requested that the Company immediately contact the attorney to discuss such alleged severance entitlement. The Company did not contact the attorney, and the Company has not received any further communications from the attorney. Mr. Williams voluntarily resigned from the Company in August 2014, and the Company is not aware of any basis, whether under Mr. Williams’ prior employment agreement or otherwise, on which Mr. Williams would be contractually entitled to severance compensation. In the March 2015 email, Mr. Williams’ attorney did not identify any specific contractual provisions that would entitle Mr. Williams to severance compensation. There is no assurance that Mr. Williams or an attorney acting on behalf of him will not in the future seek to pursue some sort of contractual severance compensation claim in the future.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Part I - Item 1A. Risk Factors” of our 2014 Form 10-K.

Item 5. Other Information.

On May 8, 2015, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued and sold a total of 77,590 shares of its common stock, at a purchase price of $3.00 per share, and warrants to purchase up to a total of 69,831 shares of common stock. The warrants, which have an exercise price of $3.00 per share, are generally exercisable beginning on May 8, 2019, and expire on May 8, 2022. An aggregate of 62,072 shares sold in the private placement were issued pursuant to, and as a condition of, the exercise of previously issued warrants to purchase common stock held by the investor at an amended exercise price of $3.00 per share. An aggregate of $232 thousand was raised in the private placement, all of which was paid to the Company as an advance in March 2015. The issuance and sale of the shares of common stock and warrants to the investor under the Securities Purchase Agreement is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). The Company made this determination based on the representations of the investor that such investor is an “accredited investor” within the meaning of Rule 501 of Regulation D and has access to information about the Company and an investment in the Company.

Item 6. Exhibits. The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
3.1	Tenth Amended and Restated Certificate of Incorporation of Rock Creek Pharmaceuticals, Inc., as amended.

4.1	Form of Common Stock Purchase Warrant, dated January 28, 2015, issued by Rock Creek Pharmaceuticals, Inc. to Investors under the Securities Purchase and Registration Rights Agreement dated January 28, 2015 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2015).

4.2	Common Stock Purchase Warrant, dated May 8, 2015, issued by Rock Creek Pharmaceuticals, Inc. to Feehan Partners, LP under the Securities Purchase Agreement dated May 8, 2015

10.1	Securities Purchase and Registration Rights Agreement, dated January 28, 2015, among Rock Creek Pharmaceuticals, Inc. and the Investors listed on Schedule I attached thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2015).

10.2	Amendment to the Third Amended and Restated Rock Creek Pharmaceuticals, Inc. 2008 Incentive Award Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 13, 2015).

10.3	Securities Purchase Agreement, dated May 8, 2015, between Rock Creek Pharmaceuticals, Inc. and Feehan Partners, LP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.(1)

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

___________

(1)	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. §1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK CREEK PHARMACEUTICALS, INC.

Date: May 12, 2015	/s/ Benjamin M. Dent
Benjamin M. Dent Authorized Signatory and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

