Form 10-Q
period 2015-06-30
ROCK CREEK PHARMACEUTICALS, INC.
filed 2015-08-10
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 5, 2015, 10,873,863 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Quarterly Report on Form 10-Q, or this Report, to “Rock Creek,” “Company,” “we,” “our,” “us,” “our company” and similar terms refer to Rock Creek Pharmaceuticals, Inc. and its wholly owned subsidiaries, RCP Development, Inc., a Delaware corporation, and Star Tobacco, Inc., a Virginia corporation, which also may be referred to in this Report as “RCP Development” and “Star Tobacco,” respectively.

SPECIAL NOTE REGARDING REVERSE STOCK SPLIT

Effective April 14, 2015, we completed a reverse stock split in which each twenty-five (25) shares of our common stock were automatically combined into and became one (1) share of our common stock, subject to cash being issued in lieu of fractional shares. As of the effective date of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, any stock options, warrants and other derivative securities issued by us were automatically proportionally adjusted, based on the one-for-twenty-five reverse split ratio, in accordance with the terms of such options, warrants or other derivative securities, as the case may be. All share numbers, stock option numbers, warrant numbers, and exercise prices appearing in this Quarterly Report on Form 10-Q have been adjusted to give effect to the reverse stock split, unless otherwise indicated or unless the context suggests otherwise.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, the effect of any competitive products, our ability to license and protect our intellectual property, our ability to raise additional future capital that is necessary to maintain our business, changes in government policy and/or regulation, potential litigation by or against us, any governmental review of our products or practices, the risks and uncertainties related to the corporate transition matters (including our significant shift to focus on drug development) and related items discussed herein. Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 12, 2015.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,993	$395
Insurance proceeds receivable	-	6,679
Prepaid expenses and other current assets	96	721
Current assets of discontinued operations	5	6
Total current assets	3,094	7,801
Property, plant and equipment, net	192	207
Intangible assets, net of accumulated amortization	367	402
MSA escrow funds	482	482
Discontinued operations assets	25	25
Total assets	$4,160	$8,917

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, trade	$2,836	$3,211
Accrued expenses	6,300	8,929
Derivative liability (note 8)	907	-
Accrued settlement	-	6,679
Due to stockholder	50	50
Current liabilities of discontinued operations	415	533
Total current liabilities	10,508	19,402
Long-term debt	350	350
Total liabilities	10,858	19,752
Commitments and contingencies (note 10)	-	-
Stockholders’ deficit:
Common stock (A)	1	1
Preferred stock (B)	-	-
Additional paid-in capital	297,574	292,046
Accumulated deficit	(304,273)	(302,882)
Total stockholders’ deficit (C)	(6,698)	(10,835)
Total liabilities and stockholders’ deficit	$4,160	$8,917

(A)	$0.0001 par value per share, 314,800,000 shares authorized, and 10,873,863 and 7,721,889 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

(B)	Preferred Stock, .0001 par value, 100,000 shares authorized, no shares issued or outstanding;

(C)	Class A, convertible, $.01 par value, 4,000 shares authorized, no shares issued or outstanding; Series B, convertible, $.01 par value, 15,000 shares authorized, no shares issued or outstanding;

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
General and administrative	$1,648	$11,232	$4,994	$20,212
Research and development	376	750	850	1,427
Total operating expenses	2,024	11,982	5,844	21,639
Operating loss from operations	(2,024)	(11,982)	(5,844)	(21,639)
Other income (expense)
Derivative gain (note 8)	1,224	-	1,224	-
Other income (expense), net	(13)	(265)	3,510	(273)
Net loss from continuing operations before income taxes	(813)	(12,247)	(1,110)	(21,912)
Income tax benefit (expense)	-	-	-	-
Net loss from continuing operations	(813)	(12,247)	(1,110)	(21,912)
Loss on discontinued operations	(30)	(459)	(71)	(625)
Net loss	$(843)	$(12,706)	$(1,181)	$(22,537)

Loss per common share; basic and diluted

Continuing operations	$(0.09)	$(1.68)	$(0.13)	$(3.07)

Discontinued operations	-	(0.06)	(0.01)	(0.09)

Total basic and diluted	$(0.09)	$(1.74)	$(0.14)	$(3.16)
Weighted average shares outstanding, basic and diluted	8,623,432	7,274,398	8,279,635	7,125,228

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

($ and share data in thousands)

	Common stock		Additional Paid-In	Accumulated
	Shares (A)	Amount	Capital	Deficit	Total
Balances, December 31, 2014	7,722	$1	$292,046	$(302,882)	$(10,835)
Stock issuances	2,014	-	2,514	-	2,514
Warrant exercise	196	-	389	-	389
Stock-based compensation	-	-	539	-	539
Shares issued to settle severance liabilities and stock in lieu of cash compensation	942	-	1,876	-	1,876
Deemed dividend	-	-	210	(210)	-
Net Loss	-	-	-	(1,181)	(1,181)
Balances, June 30, 2015 (unaudited)	10,874	$1	$297,574	$(304,273)	$(6,698)

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(1,181)	$(22,537)

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	58	38
Stock-based compensation	539	8,247
Derivative (gain) loss	(1,224)	-
Increase (decrease) in cash resulting from changes in:
Current assets	623	751
Accounts payable and current liabilities	(1,127)	4,464
Net cash flows from operating activities	(2,312)	(9,037)
Investing activities:
Purchases of property and equipment	(8)	(47)
Proceeds from sale of licensing rights	-	18
Net cash flows from investing activities	(8)	(29)
Financing activities:
Proceeds from issuance of common stock	4,645	5,113
Proceeds from stock option and warrant exercise	389	4,168
Net cash flows from financing activities	5,034	9,281
Increase in cash and cash equivalents from continuing operations	2,714	215
Cash flows from discontinued operations:
Net cash flows from operating activities	(116)	(347)
Net cash flows from investing activities	-	-
Net cash flows from financing activities	-	-
Net cash flows from discontinued operations	(116)	(347)
Increase (decrease) in cash and cash equivalents	2,598	(132)
Cash and cash equivalents, beginning of period	395	3,881
Cash and cash equivalents, end of period	$2,993	$3,749

Supplemental disclosure of cash flow information:
Cash paid during the six months ended June 30, 2015 for:
Interest	$17	$-

Supplemental Schedule of non-cash operating activities:
During the six months ended June 30, 2015, the agreed upon settlement for the Securities Class Action Lawsuits were funded directly to an escrow account by insurers.	$5,900	$-
During the six months ended June 30, 2015, the obligation for the Securities Class Action Lawsuits was funded directly to an escrow account by insurers.	$(5,900)	$-
Supplemental schedule of non-cash investing and financing activities:
During the six months ended June 30, 2015, some warrants were re-priced in a private placement transaction generating a deemed dividend.	$210	$-
Relative fair value of warrants issued in connection with stock sale accounted for as derivative liabilities	$2,131	$-
Compensation related liabilities settled by issuance of stock	$1,876	$-

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of our financial statements requires us to make estimates and assumptions that affect, among other areas, the reported amounts of assets, long-lived assets, impairment of long-lived assets, and accrued liabilities. These estimates and assumptions also impact expenses and the disclosures in our condensed financial statements and the accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the six months ended June 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2014, 2013, and 2012 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission, or SEC, on March 12, 2015 (the “Annual Report”).

Recently Issued Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02,  Consolidation: Amendments to the Consolidation Analysis  ("FASB ASU 2015-02). FASB ASU 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. FASB ASU 2015-02 is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. Early adoption is permitted, including adoption in an interim period. The adoption of FASB ASU 2015-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (FASB ASU 2015-01). FASB ASU 2015-01 simplifies income statement presentation by eliminating the concept of extraordinary items. FASB ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of FASB ASU 2015-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. In July 2015, the FASB voted to approve a one year deferral of the effective date of the new revenue recognition standard. The new standard is effective for the Company beginning January 1, 2018. Early adoption is permitted but not before the original public entity effective date (that is, annual periods beginning after December 15, 2016). The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of FASB ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

2.	Liquidity and Management’s Plans:

The Company has been operating at a loss for the past twelve years. Its future prospects will depend on its ability to successfully pursue its strategy of pharmaceutical development, manage overall operating expenses, and obtain additional capital necessary to support its operations. Historically, the Company had generally funded its operations with tobacco revenues and from sale of its Anatabloc® and its other anatabine-based products. Sale of these products have been voluntarily discontinued over the years, with trial exit from the directory supplement and cosmetic markets in August, 2014. The Company has shifted its strategy over the past 18 months to concentrate on the anti-inflamatory aspects of anatabine and is focusing its operations on the research and development of drug candidate development. We do not expect to recognize any revenues related to our drug development initiatives in the foreseeable future.

On January 30, 2015, the Company announced that the United Kingdom’s Medicines Healthcare Products Regulatory Agency (MHRA) approved its clinical trial authorization (CTA) application to commence a Phase 1 study of the Company’s lead compound, anatabine citrate. The Phase I trial is comprised of a three part study to determine the pharmacokinetic (PK) profiles of selected modified release formulation prototypes and to evaluate safety and tolerability in healthy subjects. The Company recently reported initial results of “Part One” of the Phase I study and as reported, there were no reports of serious adverse events (“AEs”) or AEs leading to study withdrawal. Further, there were no safety concerns raise by either the Company’s UK contract research organization or its UK based trial medical monitor.

The Company further previously disclosed it would conduct “Part Two” of the Phase I study with a protocol amendment that primarily evaluates the effects of food on PK parameters, with dosing expected to commence and be completed within the third quarter of 2015. The Company noted that the UK’s MHRA and an independent Research Ethics Committee approved the protocol amendment.

The Company believes this approval further validates the favorable safety profile of anatabine citrate systemic formulations that have been observed throughout the development and previous marketing of the Company’s dietary supplement products and now during pharmaceutical drug development. The Company’s previously announced “Part Three”, double-blind, placebo-controlled, seven-day multiple dose study of the optimal anatabine citrate formulation in healthy subjects, will likely overlap with “Part Two” and is anticipated to be completed with preliminary results in the third quarter 2015.

The Company is focusing its drug development efforts on dermatological skin diseases, such as psoriasis, eczema and rare or orphan skin disorders, using the Company’s proprietary formulations of its lead compound anatabine.

In 2014, the Company was successful in consolidating its offices from three locations to it’s location in Sarasota, Florida. The Company also decreased the number of full time dedicated employees from twenty-five to seven. The Company believes it’s June 30, 2015 six month results reflect significant cost savings due to the restructuring. The Company’s general and administrative expenses have declined by approximately $15.2 million or 75.2% for the six months ended June 30, 2015 compared to the same period in 2014 as a result of the reduction in headcount, the settlements of a number of the litigation matters and a reduction of non-cash compensation charges. For additional details, please see Management Discussion and Analysis and Commitments, Contingencies and Other Matters.

Historically, the Company has obtained the capital necessary to support its operations through private placements, sales under its At Market Issuance Sales Agreement and a recent Securities Purchase Agreement, as described below. The Company continues to explore a variety of potential financing options, but there can be no assurance that we will be successful in obtaining such additional funding on commercially favorable terms, if at all.

On December 15, 2014, we entered into an At Market Issuance Sales Agreement, or sales agreement, with MLV & Co. LLC, or MLV, relating to the sale of shares of our common stock offered under an S-3 Registration Statement that we filed in December 2014 and was declared effective in February 2015. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock, $0.0001 par value per share, having an aggregate offering price of up to $16.5 million from time to time through MLV, acting as agent. Sales of our common stock under the sales agreement will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through The Nasdaq Capital Market, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, or any other method permitted by law. MLV is not required to sell any specific amount, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. MLV will be entitled to compensation at a commission rate equal to 3% of the gross sales price per share sold. We began selling shares under the sales agreement on February 12, 2015 and through June 30, an aggregate of 285,051 shares were sold for net proceeds of $885 thousand. There have been no additional sales under the sales agreement subsequent to May 20, 2015 as of the date of this filing.

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

On June 16, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with five institutional investors which provided for the issuance and sale by the Company of  1,644,500 shares of common stock (the “Shares”) and warrants to purchase up to 1,223,375 shares of common stock (the “Warrants”) in a registered direct offering.  The Shares and Warrants were sold in units, each of which is comprised of one Share and 0.75 Warrants to acquire one share of common stock. The purchase price per unit in the offering was $2.25.  The warrants, which have an exercise price of $2.83, are exercisable six months following the date of issuance and will expire on the fifth anniversary of the initial date that the warrants become exercisable. For a period of six months following the issuance of the warrants, the warrants will contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions. See Note 8 for discussion of Derivative Liability. The closing of the offering occurred on June 19, 2015. An aggregate of $3,441,116, net of expenses, was raised in the offering. The proceeds are being used for clinical development activities, working capital and general corporate purposes. As part of the Purchase Agreement, the Company agreed not to make any sales under the Sales Agreement, nor to directly or indirectly offer, sell, assign, transfer, pledge, contract to sell, any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock, including the filing of a registration statement with the SEC in respect thereof, for 90 days from the close of the transaction.

Maxim Group LLC (“Maxim”) was the exclusive placement agent for the offering under a Placement Agent Agreement, dated June 16, 2015, between Maxim and the Company (the “Placement Agent Agreement”).  Upon the closing of the offering, pursuant to the Placement Agent Agreement, Maxim received a placement agent fee of $259,009.  In addition, the Placement Agent Agreement provides that for a period of twelve (12) months from the date of the Placement Agent Agreement, the Company grants to Maxim the right of participation to act as lead managing underwriter and book runner or sole placement agent for any and all future registered offerings and private placements of equity, equity-linked and debt offerings during such twelve (12) month period of the Company, subject to exceptions for the Company’s current at-the-market facility and private placements of securities in which the Company does not engage a placement agent.

As of the date of this filing, the Company believes that its current cash resources are anticipated to be sufficient to support its operations through September 2015. Under the terms of the Securities Purchase Agreement described above, the Company has agreed not to issue any shares of its common stock or rights to acquire shares of its common stock (including from the Sales Agreement referred to above) for a period of 90 days from the closing of the offering, which was June 19, 2015. The Company will need to seek additional funding to support its operations, whether through debt financing, additional equity offerings, through strategic transactions (such as licensing or borrowing against intellectual property) or otherwise. The Company is currently exploring a variety of potential financing options, including additional private placements and financing transactions that would leverage its intellectual property. There can be no assurance that the Company will be successful in obtaining such additional funding on commercially favorable terms, if at all. The Company will also likely continue to delay cash payment of various liabilities and outstanding obligations in order to conserve cash until additional funding becomes available, and if it does not raise sufficient funding, it may be forced to curtail clinical trials and product development activities and continue to defer such payments. If the Company is unable to raise additional capital (including through the exercise of outstanding warrants or through private placements of its securities, each of which has been a primary source of our financing in the past), its operations will be materially adversely affected, its scope of operations may need to be materially reduced, and its clinical trials may need to be delayed. Any equity financing will be dilutive to its existing shareholders.

The Company does not have enough cash or other capital resources to sustain its operations beyond September 2015 based on its current operating plan, and, therefore, there is substantial doubt about the Company’s ability to continue to be a going concern. The Company’s continuation as a going concern depends upon its ability to obtain additional financing to provide cash to meet its obligations as may be required, and ultimately to attain profitable operations and positive cash flows. There have been no adjustments made to the financial statements related to the Company’s ability to continue as a going concern. The Company has no commercial products on the market at this time, and no associated revenues due to exiting the dietary supplement market in the U.S. While the Company is evaluating overseas market opportunities through possible licensing arrangements, it has not yet entered into any such licensing arrangements.

3.	Fair Value

The Company’s financial instruments consist of cash, accounts payable, accrued liabilities and derivative financial instruments. The fair value of the financial instruments approximate book value.

As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The fair value hierarchy, as defined by ASC 820, contains three levels of inputs that may be used to measure fair value as follows:

•	Level 1: Input prices quoted in an active market for identical financial assets or liabilities.
•	Level 2: Inputs other than prices quoted in Level 1, such as prices quoted for similar financial assets and liabilities in active markets, prices for identical assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
•	Level 3: Input prices quoted that are significant to the fair value of the financial assets or liabilities which are not observable or supported by an active market.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In order to estimate the fair value of the derivative liability, the Company uses the Binomial Model to estimate fair value of the warrants including assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates. The derivative liability resulting from the June, 2015 Warrants are classified within the Level 3 fair value hierarchy (see Note 8).

4.	Insurance Proceeds Receivable:

At December 31, 2014 insurance proceeds receivable consisted of a $5.9 million escrow funding requirement as part of the securities class action litigation paid directly to an Escrow account by insurance carriers in addition to $778 thousand paid directly to the Company. The $5.9 million escrow funding of the settlement by insurers occurred in March, 2015.

In April, 2015, additional funds totaling $3.5 million were received by the Company directly from insurers for costs incurred arising from various legal proceedings, which has been recorded as other income in the accompanying statement of operations for the six months ended June 30, 2015.

5.	Discontinued Operations:

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

Assets and liabilities of discontinued dietary supplement operations consisted of the following as of:

$ thousands	June 30, 2015	December 31, 2014
	(Unaudited)
Assets:
Prepaid expenses	5	6
Machinery and equipment	25	25
Total assets	$30	$31

Liabilities:
Accounts payable	$337	$412
Accrued expenses	78	121
Total current liabilities	$415	$533

Results of discontinued operations for the period were:

	For the three months ended		For the six months ended
$ thousands (unaudited)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	Unaudited		Unaudited
Net sales	$-	$719	$-	$1,842
Cost of goods sold	-	260	-	670
Gross margin	-	459	-	1,172
Operating expenses	30	918	71	1,797
Operating loss from discontinued operations	$(30)	$(459)	$(71)	$(625)

6.	Accrued Expenses:

As of June 30, 2015 and December 31, 2014, accrued expenses included the following:

$ thousands	2015	2014
	Unaudited
Accrued Expenses:
Accrued restructuring charges	$1,486	$3,391
Accrued payroll and related expenses	2,403	3,132
Accrued legal expenses	2,242	2,242
Accrued expenses	169	164
Total current liabilities	$6,300	$8,929

7.	Restructure Charge:

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

For the six months ended June 30, 2015, we incurred no restructuring charges, compared to $4.5 million for involuntary termination charges for the same period in 2014.

For the six months ended June 30, 2015, we paid $1.9 million related to previously accrued restructuring costs, which was primarily related to involuntary termination costs. Approximately $1.7 million of involuntary termination costs were settled in stock. For the same period in 2014, we paid $740 thousand related to involuntary termination costs.

8.	Derivative Liability

As previously disclosed, on June 16, 2015, the Company entered into a Securities Purchase Agreement for the issuance and sale by the Company of 1,644,500 shares of common stock and warrants to purchase up to 1,223,375 shares of common stock. The warrants which have an exercise price of $2.83 are exercisable six months following the issuance and will expire on the fifth anniversary of the initial date that the warrants become exercisable. For a period of six months following the issuance of the warrants, they contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions.

Following the guidance in ASC 815-40, the Company recorded the warrants issued as derivative instruments due to their full ratchet anti-dilution provision.

The warrant liability is accounted for at its fair value (Level 3, see Note 3) as follows:

In 000’s
Fair value recorded at transaction date (June 16, 2015)	$2,131
Change in fair value of warrant liability since issuance	(1,224)
Fair value of warrant liability at June 30, 2015	$907

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company uses the Binomail Model to estimate the fair value of the warrants classified as derivative instruments with the following assumptions:

	At June 16, 2015	At June 30, 2015
Risk-free interest rate	1.81%	1.77%
Expected volatility	70.3%	71.03%
Expected term	5.5 Years	5.46 Years
Dividend yield	0.00%	0.00%

9.	Stockholders’ Equity:

Deemed Dividend

In connection with the January 28, 2015 private placement transaction, certain executed warrants were re-priced. The non-cash financial impact of $106 thousand relating to the repricing of warrants has been recorded as a deemed dividend in the accompanying financial statements.

In connection with the May 8, 2015 private placement transaction, certain executed warrants were re-priced. The non-cash financial impact of $104 thousand relating to the repricing of warrants has been recorded as a deemed dividend in the accompanying financial statements.

Stock Option Plans

Prior to 2008, the Company adopted a 1998 Stock Option Plan and a 2000 Equity Incentive Plan, and in September 2008, it adopted a 2008 Incentive Award Plan (collectively, the “Plans”). The Plans provide for the award of options to purchase common stock, restricted shares of common stock and certain other equity and equity-based awards to directors, officers, employees and consultants or advisors of the Company and certain affiliated entities. In the aggregate, as of June 30, 2015 the Plans provide for grants of both qualified and non-qualified stock options, as well as other equity-based awards, with respect to up to 2,408,000 shares in the aggregate.

 As of June 30, 2015, there were 899,000 options issued and outstanding with a weighted average exercise price of $60.00 per share.

A summary of the status of the Company’s unvested stock options at June 30, 2015, and changes during the six months then ended, is presented below.

Non-Vested Stock Options (unaudited)	Shares	Weighted Average Grant-Date Fair Value
Non-Vested at December 31, 2014	313,000	$22.44
Granted	2,000	3.00
Vested	(7,000)	(10.96)
Forfeited	(122,000)	23.18
Non-Vested at June 30, 2015	186,000	$22.27

As of June 30, 2015, there was $700 thousand of unrecognized compensation cost related to unvested share-based compensation arrangements under the Plans.

During the six months ended June 30, 2015, 2,000 ten year stock options were granted to one new board member at an exercise price of $3 per share, vesting 50% after 1 year and 100% after two year. No stock options were exercised during the six months ended June 30, 2015.

As of June 30, 2015, 942,159 shares have been issued from the 2008 Incentive Award Plan to satisfy severance agreements and to provide stock in lieu of cash compensation for Dr. Chapman and Dr. Mullan.

The outstanding stock options as of June 30, 2015 had no intrinsic value.

Warrant activity

On June 16, 2015, the Company entered into a Securities Purchase Agreement for the issuance and sale by the Company of 1,644,500 shares of common stock and warrants to purchase up to 1,223,375 shares of common stock. The warrants which have an exercise price of $2.83 are exercisable six months following the issuance and will expire on the fifth anniversary of the initial date that the warrants become exercisable. For a period of six months following the issuance of the warrants, they contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions.

During the six months ended June 30, 2015, 196,072 warrants were exercised resulting in gross proceeds to the Company of $389 thousand.

During the six months ended June 30, 2015, 168,337 warrants with an exercise price of $3.75 were issued as a part of a private placement that the Company completed in January 2015, 69,831 warrants with an exercise price of $3.00 were issued as part of a private placement that the Company completed in May 2015 and 1,223,375 warrants with an exercise price of $2.83 were issued as part of a private placement that the Company completed in June 2015.

As of June 30, 2015, the Company had 2,360,974 warrants outstanding with a weighted average exercise price of $12.16 per share. The intrinsic value of the exercisable warrants at June 30, 2015 was zero.

10.	Commitments, Contingencies and Other Matters:

Litigation

Securities Class Action Settlement

On Monday, March 2, 2015, the United States District Court for the Eastern District of Virginia, preliminarily approved the Company’s securities class action settlement in the amount of $5.9 million. The settlement stipulated that the amount of $5.9 million, which included litigation costs, be paid from certain Rock Creek Pharmaceuticals, Inc. (f/k/a Star Scientific, Inc.) D&O insurance policies. The funding of the settlement by insurers occurred in March, 2015.

On May 4, 2015, the court entered an order setting a meeting with the court’s mediator, Magistrate Judge Novak, regarding an indemnification issue related to the settlement. The indemnification issue was subsequently resolved with Judge Novak’s assistance. After notice was furnished to the class, a final approval hearing was held on June 11, 2015, at which the court indicated it intended to approve the settlement. The court subsequently entered final judgment on June 26, 2015.

Derivative Action Lawsuits

Four individuals, David C. Inloes, William Skillman, Harold Z. Levine and Louis Lim, filed separate, but similar derivative actions naming all or most of the Company’s then current directors, several officers of the Company and, in one case, one former director as defendants. Two of the actions were filed in the United States District Court for the Eastern District of Virginia, Alexandria Division (the “Alexandria Actions”).  The first Alexandria Action, William Skillman v. Jonnie R. Williams et al., was filed on May 2, 2013. The second Alexandria Action, David C. Inloes v. Jonnie R. Williams et. al., was filed on May 3, 2013. The Alexandria Actions have been consolidated and co-lead counsel appointed by the Court.  Pursuant to a court order, plaintiffs filed a consolidated amended complaint on January 13, 2014 and a motion to dismiss was filed on February 3, 2014 on behalf of all of the defendants.  Also, on February 3, 2014, the Company, as nominal defendant, moved to stay or dismiss this action pending a resolution of the securities class action litigation pending in Federal Court in Richmond, Virginia. Separately, on January 29, 2014, the United States moved to stay discovery in the case pending the completion or other disposition of the criminal trial of former Governor McDonnell and his wife.  That motion was granted by the Court on January 30, 2014.  On February 28, 2014, the Court granted the Company’s motion to stay the case, ruling that the case would be stayed for all purposes pending further order of the Court and ordering the Company, within ten days of the dismissal or resolution of the Richmond securities class action or the trial court's verdict in the McDonnell case, whichever occurred first, to file a report indicating what action, if any, it intended to take with regard to this case, including specifically, without limitation, whether it intended to pursue or seek dismissal of the claims asserted against each of the named individual defendants.

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

A mediation session relating to the derivative actions was held on October 29, 2014, and the parties later reached an agreement in principle regarding the material terms of a proposed settlement that would address the derivative actions. The parties concluded a stipulation of settlement as of approximately January 27, 2015, and plaintiffs thereafter filed a motion for approval of the settlement. The proposed settlement provided for the implementation of certain corporate governance reforms and contemplated payment by the Company of certain attorney’s fees to plaintiffs’ counsel in an amount that has yet to be determined. A hearing on the motion for preliminary approval was held on March 6, 2015. The judge requested additional information to be submitted within 14 days, a deadline that was later extended.

On March 27, 2015, the parties filed a joint submission setting forth additional information responsive to the Court’s order. On March 31, 2015, the Court entered orders preliminarily approving the proposed settlement and setting a further settlement hearing for July 10, 2015. On June 12, 2015, plaintiffs filed a motion for final approval of the settlement and a motion for attorney’s fees. On June 19, 2015 the Company filed a response contending that plaintiffs’ request for attorney’s fees was excessive. At the July 10, 2015 final approval hearing, the Court approved the settlement as fair and adequate and took under advisement plaintiffs’ motion for attorney’s fees. On July 13, 2015 the Court entered final judgment and, on July 17, 2015, issued an order directing the parties to schedule a settlement conference with the magistrate judge regarding plaintiffs’ motion for attorney’s fees. The settlement conference has been set for August 26, 2015. Pursuant to the stipulation of settlement, plaintiffs are required to dismiss the state court derivative actions with prejudice. At this time, the Company cannot predict the probable outcome of the claims against the Company for attorney’s fees. Accordingly, no amounts have been accrued in the consolidated financial statements.

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

The Defendants timely moved to dismiss the Amended Complaint on March 10, 2015. Plaintiffs filed a memorandum in response to the motion to dismiss on April 9, 2015, and Defendants filed their reply memorandum on April 22, 2015.  On April 28, 2015, the Court entered an order lifting the stay of discovery that had been in place in the case. The Plaintiffs served discovery requests on May 18, 2015, to which the Company responded on June 17, 2015. The Company is continuing to produce responsive documents to the Plaintiffs on a rolling basis. The next status hearing before the Court is scheduled for September 24, 2015. To date, no amounts for loss contingency have been accrued in the consolidated financial statements.

Action by Iroquois Master Fund, Ltd. and American Capital Management, LLC

On February 19, 2015, the Company became aware of a complaint filed on February 18, 2015, in New York Supreme Court for New York County in which the Company and its Chief Executive Officer, Dr. Michael J. Mullan, are named as a defendants. The complaint was filed by Iroquois Master Fund, Ltd. and American Capital Management, LLC, who were investors in a private placement of the Company’s securities completed in March 2014 (the “Private Placement Transaction”). The complaint also names as a defendant John J. McKeon, a shareholder of the Company. Iroquois and American Capital are seeking $4.2 million, in the aggregate, in damages or, alternatively, rescission of the Private Placement Transaction, premised on allegations that the Company entered into a “sham” loan agreement with Mr. McKeon to provide the Company with a $5.8 million line of credit in order to fraudulently induce Iroquois and American Capital to acquire the Company’s securities. On April 29, 2015, the Company filed a motion to dismiss the complaint because (i) plaintiffs did not register to do business with the New York Secretary of State, and thus lack the capacity to sue in New York, and (ii) the court lacks personal jurisdiction over the company and Dr. Mullan because the defendants were not present in New York in connection with the Private Placement Transaction, and the critical events relating to it did not take place in New York. Plaintiff served its papers in opposition to that motion on June 5, 2015 and the Company served its reply papers on July 1, 2015. The Court has not yet issued a decision on the motion. Although the Company believes that plaintiffs’ material allegations are without merit and intends to vigorously defend itself and Dr. Mullan against such allegations, no assurances can be given with respect to the outcome of the motion to dismiss or more generally to the litigation.

The Company has been notified by its insurance carrier that the carrier’s position is that legal costs incurred for the Iroquois Master Fund, Ltd. and American Capital Management, LLC action is not covered under the Company’s policy, although any legal costs incurred on behalf of the Company and its Chief Executive Officer, Dr. Michael J. Mullan, would be jointly shared by the Company and insurer. All legal costs incurred to date for this action through June 30, 2015 have been recorded in the accompanying financial statements accordingly.

Claims by Dr. Christopher C. Chapman

As previously disclosed, on or around March 27, 2015, Dr. Christopher C. Chapman, who at that time was the Company’s President and a Director, delivered a letter to the Company asserting that, after consulting with his attorneys, he was advised that he had claims against the Company for breach of employment contract and discrimination. In his letter, Dr. Chapman alleged that the Company breached his employment contract by failing to pay him his base salary, and he alleged that the Company engaged in racially motivated actions to undermine his oversight responsibilities and product development actions, including by, among other things, allegedly redirecting funding for anatabine citrate trials. In response to Dr. Chapman’s letter, the Company engaged independent counsel to conduct an independent investigation into Dr. Chapman’s allegations.

On June 9, 2015, the Company and Dr. Chapman entered into a Separation Agreement and General Release (“Separation Agreement”) in connection with the resignation of Dr. Chapman’s employment with the Company, whereby Dr. Chapman elected to voluntarily resign from the Company in order to pursue other matters.  The Separation Agreement provides for mutual non-disparagement obligations and a full general release by Dr. Chapman of the Company and its affiliates, officers, directors, and employees against all claims, whether known or unknown. That release included a release against claims of racial discrimination and against claims of breach of his employment contract. The Company has agreed to release Dr. Chapman from known claims, if any, existing at the date of the Separation Agreement.

Asserted Claims by Jonnie R. Williams under Employment Agreement

The Company has previously disclosed that on March 25, 2015, the Company received an email from an attorney representing Jonnie R. Williams, a former director of the Company and the Company’s former Chief Executive Officer, stating that Mr. Williams is contractually entitled to severance compensation. At that time, the Company disclosed that it was not aware of the claimed legal or contractual basis for Mr. Williams’ severance claim.

On June 11, 2015, the Company was informed that Mr. Williams plans to file an arbitration action against the Company under his employment agreement to assert his alleged contractual severance entitlement. Mr. Williams alleges that the election of the Company’s Board of Directors at the Company’s December 2013 annual stockholder meeting triggered a provision of his employment agreement that provides for severance in the amount of $2.5 million. However, the Company disagrees that such stockholder meeting triggered the severance entitlement and that Mr. Williams voluntarily resigned from his employment with the Company in August 2014 without any contractual right to severance compensation. As of the date of this filing, Mr. Williams has not filed an arbitration action against the Company.

Settlement Agreement with Jonnie R. Williams regarding Indemnification Payments

 On May 20, 2015, Rock Creek Pharmaceuticals, Inc. (the “Company”) entered into a Memorandum of Understanding Regarding Settlement (the “MOU”) with Jonnie R. Williams (“Williams”) providing for the manner in which indemnification payments will be made by the Company to law firms previously engaged by Mr. Williams. The MOU was entered into in furtherance of the settlement of the Company’s securities class action litigation, which settlement was approved on June 22, 2015.

In general, the MOU addresses the manner in which the Company will satisfy Mr. Williams’ indemnification rights for reimbursement of legal expenses incurred by Mr. Williams from the law firms of McGuire Woods LLP and Steptoe and Johnson LLP. The MOU provides for the payment of such expenses by an aggregate up-front payment of $300,000 to the law firms on or before May 29, 2015 (which payment was timely made), plus subsequent payments of a total of $60,000 per month between the law firms to commence on August 1, 2015. The aggregate amount of payments to be made by the Company over an approximately two-year payment period under the MOU will be $1.6 million to McGuire Woods LLP (against an invoiced amount of $1.93 million) and $437,000 to Steptoe and Johnson LLP (against an invoiced amount of $629,897). The MOU also provides that certain discounts will be granted to the Company in the event that the Company makes early payment of the balance of payments due under the MOU. All obligations for this MOU have been recorded as Accounts Payable or Accrued Legal expenses in the accompanying Balance Sheets.

Other Matters

Line of Credit Facility John J. McKeon

As previously disclosed, on March 12, 2014, the Company entered into a loan facility with John J. McKeon under which he agreed to lend to the Company up to $5.8 million upon specified conditions. The loan facility was amended in August 2014 to, among other things, extend the term of the loan facility and modify the borrowing conditions.

As also previously disclosed, in December 2014, following discussions between the Company and Mr. McKeon regarding the Company’s liquidity needs, Mr. McKeon made an advance to the Company in the amount of $350,000 (the “Advance”) which the Company believed was being made under the loan facility. At such time, Mr. McKeon expressed a desire that the loan agreement relating to the loan facility (the “Loan Agreement”) be amended to, among other things, decrease the conversion price of loans made under the Loan Agreement, including the conversion price of the Advance. The Company agreed to take such request under consideration, but no amendment was ultimately agreed upon. Mr. McKeon thereafter informally indicated to the Company that no further advances would be available under the Loan Agreement in the absence of an amendment. As previously disclosed by the Company, the Company requested a written confirmation from Mr. McKeon that no additional advances will be made under the current Loan Agreement, or, in the alternative, that Mr. McKeon honor a borrowing request made on January 27, 2015. Mr. McKeon never responded to that written communication.

As an update to the foregoing, based on informal communications from Mr. McKeon in June 2015, the Company believes that if the Company takes action to enforce the loan facility against Mr. McKeon, Mr. McKeon may assert claims against the Company relating to the Advance and relating to other investments made by Mr. McKeon in the Company. During the June 2015 communications, Mr. McKeon informed that Company that he may have claims against the Company relating to the loan facility and the Advance, as well as the investment made by Mr. McKeon in the Company’s August 2014 private placement. However, Mr. McKeon has refused to provide details regarding the nature of the alleged claims and whether he intends to assert them in a legal action. The Company believes that the loan facility has remained in effect at all times notwithstanding Mr. McKeon’s refusal to make advances thereunder. The Company has reserved all of its rights to enforce the loan facility but has not filed an action against Mr. McKeon at this time.

Commitments

The Company had research and development and other contracted commitments totaling $1.1 million as of June 30, 2015.

10.	Subsequent Events:

On July 16, 2015, the Company received a letter from the Listing Qualifications Department of The NASDAQ Stock Market, LLC (“NASDAQ”), notifying the Company that the transaction with five institutional investors which was completed on June 16, 2015, did not comply with NASDAQ’s shareholder approval rules. Under NASDAQ Listing Rule 5635(d)(2), a listed issuer is required to obtain prior stockholder approval for any “sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the stock.” The closing bid price of the Company’s common stock on June 16, 2015 (the date of the Securities Purchase Agreement for the Transaction) was $2.80 per share, and the Company had 8,482,358 shares of common stock outstanding as of May 31, 2015.

In connection with the Transaction, the Company intended to comply with Rule 5635(d)(2) by following a NASDAQ policy which provides that warrants issued in a transaction will not be aggregated with the common stock issued in the same transaction if the warrants are not exercisable for at least six months following the closing and are not exercisable for less than the greater of book or market value. Although the Warrants issued in the transaction have an initial exercise price of greater than book or market value (an exercise price of $2.83 compared to a deemed fair market value of $2.80 per share) and are not exercisable until after six months following issuance, NASDAQ has informed the Company that the inclusion in the Warrants of a price-protection provision requires aggregation of the Warrants with the Shares for purposes of Rule 5635(d)(2). The price-protection provision in the Warrants provides that, subject to certain exceptions, if the Company issues shares of its common stock at a price less than $2.83 per share during the six-month period following the closing of the Transaction, then the exercise price will be reduced to such lower price. As such, after giving effect to the aggregation of the Warrants, NASDAQ concluded the Transaction resulted in the potential issuance of 35% of the pre-Transaction shares outstanding at a price less than the greater of book or market value, and, as a result, the Company violated the shareholder approval requirement set forth in Rule 5635(d)(2).

Under applicable NASDAQ rules, the Company has 45 calendar days to submit a plan to regain compliance with all NASDAQ listing requirements. The Company is in the process of developing a plan to regain compliance, which it intends to submit to NASDAQ promptly. If the plan is accepted, NASDAQ can grant the Company an extension of up to 180 calendar days from July 16, 2015 to evidence compliance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (or “SEC”) on March 12, 2015 and our Definitive Proxy Statement, which was filed on March 23, 2015. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014.

Overview

We are a pharmaceutical development company focused on the discovery, development, and commercialization of therapies for chronic inflammatory disease and neurologic disorders, utilizing our proprietary compounds. Our development activities are currently focused on our lead compound, anatabine citrate, which we believe based on our accumulated data demonstrates anti-inflammatory properties. Prior to September 2014, we marketed and sold an anatabine-based dietary supplement under the name Anatabloc®, together with other anatabine-based products, but we discontinued the marketing and sale of such products in September 2014 and have narrowed the focus of our company to pharmaceutical development activities centered primarily on anatabine citrate as a lead drug candidate. Our strategy is to leverage the underlying science and clinical data accumulated by us (partly from our prior anatabine-based products) to advance our pharmaceutical development program.

On January 30, 2015, the Company announced that the United Kingdom’s Medicines Healthcare Products Regulatory Agency (MHRA) approved its clinical trial authorization (CTA) application to commence a Phase 1 study of the Company’s lead compound, anatabine citrate. The Phase I trial is comprised of a three part study to determine the pharmacokinetic (PK) profiles of selected modified release formulation prototypes and to evaluate safety and tolerability in healthy subjects. The Company recently reported initial results of “Part One” of the Phase I study and as reported, there were no reports of serious adverse events (“AEs”) or AEs leading to study withdrawal. Further, there were no safety concerns raise by either the Company’s UK contract research organization or its UK based trial medical monitor.

The Company further previously disclosed it would conduct “Part Two” of the Phase I study with a protocol amendment that primarily evaluates the effects of food on PK parameters, with dosing expected to commence and be completed within the third quarter of 2015. The Company noted that the UK’s MHRA and an independent Research Ethics Committee approved the protocol amendment.

The Company believes this approval further validates the favorable safety profile of anatabine citrate systemic formulations that have been observed throughout the development and previous marketing of the Company’s dietary supplement products and now during pharmaceutical drug development. The Company’s previously announced “Part Three”, double-blind, placebo-controlled, seven-day multiple dose study of the optimal anatabine citrate formulation in healthy subjects, will likely overlap with “Part Two” and is anticipated to be completed with preliminary results in the third quarter 2015.

The Company is focusing its drug development efforts on dermatological skin diseases, such as psoriasis, eczema and rare or orphan skin disorders, using the Company’s proprietary formulations of its lead compound anatabine.

Anatabine citrate is a small molecule, cholinergic agonist which exhibits anti-inflammatory pharmacological characteristics, with a mechanism of action distinct from other anti-inflammatory drugs available, such as biologics, steroids and non-steroidal anti-inflammatories. In pre-clinical testing, we believe that anatabine demonstrates anti-inflammatory activity in a variety of in vitro and in vivo assays. We have sponsored extensive pre-clinical studies resulting in peer reviewed and published scientific journal articles, covering models of Multiple Sclerosis, Alzheimer's Disease, and Auto-Immune Thyroiditis. Individually and collectively, we believe that these studies demonstrated the anti-inflammatory effects of anatabine.  In addition, anatabine demonstrates very good bio-availability and the ability to cross the blood-brain barrier. Anatabine citrate was generally well tolerated in the human population when it was sold as a dietary supplement. Prior to the corporate transition in December 2013, our business strategy focused on selling anatabine-based nutraceutical dietary supplements that we believe provided anti-inflammatory support and decreased the urge to smoke.  We also sold an associated line of cosmetic products, pursued research and development of related dietary supplements and pharmaceutical products, and to a much lesser degree sought to license our low-TSNA curing technology and related products.

In late 2013, our senior management and Board of Directors undertook certain significant corporate changes in order to position the Company as a drug development company working towards approved drug products under U.S. and international regulatory protocols, that would present greater long-term revenue prospects. In December, 2013, our stockholders approved various matters necessary to effect the corporate transition.  As part of the corporate transition, Michael J. Mullan, MBBS (MD), PhD was appointed our Chief Executive Officer and Chairman of our Board of Directors, and Christopher C. Chapman, MD was appointed our President.  In addition to these significant management changes, our shareholders elected a new Board of Directors consisting of five new directors (including Dr. Mullan) and one existing director (Dr. Chapman). As previously disclosed, in June, 2014, Dr. Chapman resigned from the Company as President and from the Board of Directors.

Our Company’s corporate transition continued during 2014, during which we consolidated our Company’s offices to a single location in Sarasota, Florida, substantially reduced our employee headcount, and changed the name of the Company from Star Scientific, Inc. to Rock Creek Pharmaceuticals, Inc. In September 2014, we completed the transition by discontinuing the Company’s historical business of marketing and selling anatabine-based nutritional supplements and other products

Our objective is to develop, obtain approval for, and commercialize pharmaceutical products utilizing our anatabine-based compounds and related compounds.  Our strategy for achieving this objective is to complete our Phase I clinical trial in the United Kingdom and to thereafter commence subsequent clinical trials in Europe, and longer term, under an FDA approved IND to conduct trials in the United States.  In connection with this strategy, we intend to leverage our substantial accumulated data from our prior business of developing, marketing, and selling anatabine-based dietary supplements, cosmetics, and tobacco craving reduction products.

Restructuring

In 2014, we were successful in consolidating our offices from three locations to one location in Sarasota, Florida. We also decreased the number of full time dedicated employees from twenty-five to seven. We believe our six months ended June 30, 2015 results reflect significant cost savings due to the restructuring. Our general and administrative expenses have declined by approximately $15.2 million or 75.2% for the six months ended June 30, 2015 compared to the same period in 2014, primarily due to a reduction of overhead of $5.3 million, a reduction of legal of $1.8 million and a reduction of non-cash stock compensation of $8.1 million.

Prospects for Our Operations

The recurring losses generated by our business continue to impose significant demands on our liquidity. Our future prospects will be highly dependent on our ability to successfully implement our current pharmaceutical development strategy and raise the capital necessary to fund that strategy.  Our ability to manage overall operating expenses, as well as raise additional capital necessary to support our operations, will be key to future operations and financial condition (particularly given the capital intensive nature of drug development).  We have and will continue to seek to generate revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee and for our related tobacco products (operations discontinued in December 2012). Royalty revenues have been insignificant to date.

At Market Issuance (“ATM”) Agreement

On December 15, 2014, the Company entered into an At Market Issuance Sales Agreement, ( “Sales Agreement”) with MLV & Co. LLC, or MLV, relating to the sale of shares of its common stock offered under an S-3 Registration Statement that was filed in December 2014 and was declared effective in February 2015. In accordance with the terms of the sales agreements, the Company may offer and sell shares of its common stock, $0.0001 par value per share, having an aggregate offering price of up to $16.5 million from time to time through MLV, acting as agent. Sales of the Company common stock under the sales agreement will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through The NASDAQ Capital Market, the existing trading market for its common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, or any other method permitted by law. MLV is not required to sell any specific amount, but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. MLV will be entitled to compensation at a commission rate equal to 3% of the gross sales price per share sold. The Company began selling shares under the sales agreement on February 12, 2015, and through June 30, 2015, an aggregate of 285,051 shares were sold for net proceeds of $885 thousand. As of the date of this filing, the last day that sales were made under the Sales Agreement was May 20, 2015. As of the date of this filing, as a result of SEC limitations, we are only eligible to offer and sell up to an additional $1,899,910 shares under the Sales Agreement.

Securities Purchase Agreement

On June 16, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with five institutional investors which provided for the issuance and sale by the Company of  1,644,500 shares of common stock (the “Shares”) and warrants to purchase up to 1,223,375 shares of common stock (the “Warrants”) in a registered direct offering.  The Shares and Warrants were sold in units, each of which is comprised of one Share and 0.75 Warrants to acquire one share of common stock. The purchase price per unit in the offering was $2.25.  The warrants, which have an exercise price of $2.83, are exercisable six months following the date of issuance and will expire on the fifth anniversary of the initial date that the warrants become exercisable. For a period of six months following the issuance of the warrants, the warrants will contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions. The closing of the offering occurred on June 19, 2015. An aggregate of $3,441,116, net of expenses, was raised in the offering. The proceeds are being used for clinical development activities, working capital and general corporate purposes. As part of the Purchase Agreement, the Company agreed not to make any sales under the Sales Agreement, nor to directly or indirectly offer, sell, assign, transfer, pledge, contract to sell, any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock, including the filing of a registration statement with the SEC in respect thereof, for 90 days from the close of the transaction.

Maxim Group LLC (“Maxim”) was the exclusive placement agent for the offering under a Placement Agent Agreement, dated June 16, 2015, between Maxim and the Company (the “Placement Agent Agreement”).  Upon the closing of the offering, pursuant to the Placement Agent Agreement, Maxim received a placement agent fee of $259,009.  In addition, the Placement Agent Agreement provides that for a period of twelve (12) months from the date of the Placement Agent Agreement, the Company grants to Maxim the right of participation to act as lead managing underwriter and book runner or sole placement agent for any and all future registered offerings and private placements of equity, equity-linked and debt offerings during such twelve (12) month period of the Company, subject to exceptions for the Company’s current at-the-market facility and private placements of securities in which the Company does not engage a placement agent.

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

Results of Operations

Our company’s unaudited condensed consolidated results for the three and six month periods ended June 30, 2015 and 2014 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30
$ thousands (unaudited)	2015	2014	2015	2014
Total operating expenses	$2,024	$11,982	$5,844	$21,639
Operating loss from continuing operations	(2,024)	(11,982)	(5,844)	(21,639)

Total other income (expense)	1,211	(265)	4,734	(273)
Net loss from continuing operations	$(813)	$(12,247)	$(1,110)	(21,912)
Loss on discontinued operations	(30)	(459)	(71)	(625)
Net loss	$(843)	$(12,706)	$(1,181)	$(22,537)

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net Sales. We had no sales in the three months ended June 30, 2015 due to exiting the market for all Anatabloc® and CigRx®, or “dietary supplement,” products in 2014. In accordance with GAAP, all discontinued operations have been reclassified as discontinued operations for comparative purposes.

Gross Profit. Because we exited the market for sales of all dietary supplement products, we have no gross profit to report for the three months ended June 30, 2015. Activity for the three months ended June 30, 2014 has been reclassified as discontinued operations in accordance with GAAP for comparative purposes.

Total Operating Expenses. Total operating expenses (comprised of general and administrative and research and development expenses) were approximately $2.0 million for the three months ended June 30, 2015, a decrease of approximately $10.0 million, or 83.3%, from approximately $12.0 million for the same period in 2014. General and administrative expenses decreased by approximately $9.6 million, and research and development costs decreased by approximately $0.4 million.

General and Administrative Expenses. General and administrative expenses were approximately $1.6 million for the three months ended June 30, 2015, a decrease of approximately $9.6 million, or 85.7%, from approximately $11.2 million for the same period in 2014. For the three months ended June 30, 2015, we had decreased legal expenses of $1.7 million primarily due to the completion of the Department of Justice (DOJ) investigation and settlement of the securities class action litigation; a decrease of non-cash charges of $3.7 million related to stock based compensation over the same period in the prior year; a decrease in the number of employees which translated into lower salaries, consolidation of offices which reduced rents, and lower travel, phone, computer expenses of $4.1 million due to completion of the restructuring that was undertaken in 2014.

Research and Development Expenses. We expended approximately $0.4 million on research and development in the three months ended June 30, 2015, compared to approximately $0.8 million in the comparable period in 2014. The research and development costs in the three months ended June 30, 2015 were directed principally toward testing safety and efficacy of anatabine citrate in preparation for advancing regulartory review and approvals. Our research and development costs for the three months ended June 30, 2014 were primarily in support of preparing for our Investigational New Drug (IND) submission, which occurred in June 2014. For the three months ended June 30, 2015, we incurred no expenses related to the Research and Royalty Agreement with Roskamp Institute due to no further sales of Anatabloc® products, compared to $34 thousand for the three months ended June 30, 2014 which have been reclassified to discontinued operations in accordance with GAAP. See “Item 1. Business-Our Current Drug Development Program-Our Relationship with the Roskamp Institute” in our 2014 Form 10-K for more information relating to the Roskamp Institute.

Total other Income and Expense. For the three months ended June 30, 2015, we had net other income of $1.2 million primarily related to gain on derivatives compared to $265 thousand primarily related to reserve for notes receivable in the same period in 2014.

Discontinued Operations, net. Loss on discontinued operations was $30 thousand for the three months ended June 30, 2015, primarily related to expenses to exit the dietary supplement business, including insurance and disposal costs compared to $459 thousand for the same period in 2014 for expenses related to sales, cost of sales, marketing and selling expenses, a decrease of $429 thousand, or 93.5%.

Net Loss. We had a net loss of approximately $0.8 million for the three months ended June 30, 2015, compared to a net loss of approximately $12.7 million for the same period in 2014. The decreased net loss for the three months ended June 30, 2015 was primarily due to cost savings in relation to restructuring, a decrease in non-cash expenditures related to stock based compensation, and recognition of a gain on derivatives.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net Sales. We had no sales in the six months ended June 30, 2015 due to exiting the market for all Anatabloc® and CigRx®, or “dietary supplement,” products in 2014. In accordance with GAAP, all discontinued operations have been reclassified as discontinued operations for comparative purposes.

Gross Profit. Because we exited the market for sales of all dietary supplement products, we have no gross profit to report for the six months ended June 30, 2015. Activity for the six months ended June 30, 2014 has been reclassified as discontinued operations in accordance with GAAP for comparative purposes.

Total Operating Expenses. Total operating expenses (comprised of general and administrative and research and development expenses) were approximately $5.8 million for the six months ended June 30, 2015, a decrease of approximately $15.8 million, or 73.1%, from approximately $21.6 million for the same period in 2014. General and administrative expenses decreased by approximately $15.3 million, and research and development costs decreased by approximately $0.5 million.

General and Administrative Expenses. General and administrative expenses were approximately $5.0 million for the six months ended June 30, 2015, a decrease of approximately $15.3 million, or 75.7%, from approximately $20.2 million for the same period in 2014. For the six months ended June 30, 2015, we had decreased legal expenses of $1.8 million primarily due to the completion of the Department of Justice (DOJ) investigation and settlement of the securities class action litigation; a decrease of non-cash charges of $8.1 million related to stock based compensation; a decrease in the number of employees which translated into lower salaries, consolidation of offices which reduced rents, and lower travel, phone, computer expenses of $5.4 million due to completion of restructuring that was undertaken in 2014.

Research and Development Expenses. We expended approximately $0.9 million on research and development in the six months ended June 30, 2015, compared to approximately $1.4 million in the comparable period in 2014. The research and development costs in the six months ended June 30, 2015 were directed principally toward testing safety and efficacy of anatabine citrate in preparation for advancing regulatory review and approvals. Our research and development costs for the six months ended June 30, 2014 were primarily in support of our anatabine-based dietary supplements and cosmetics, which have been discontinued and in the preparation of our Investigational New Drug (IND) submission, which occurred in June 2014. For the six months ended June 30, 2015, we incurred no expenses related to the Research and Royalty Agreement with Roskamp Institute due to no further sales of Anatabloc® products, compared to $72 thousand for the six months ended June 30, 2014 all which have been reclassified to discontinued operations in accordance with GAAP. See “Item 1. Business-Our Current Drug Development Program-Our Relationship with the Roskamp Institute” in our 2014 Form 10-K for more information relating to the Roskamp Institute.

Total other Income and Expense. For the six months ended June 30, 2015, we had other income of $4.7 million, primarily due to insurance proceeds received related to completion of certain litigation matters and recognition of a gain on derivative instruments. For the six months ended June 30, 2014, we had other expense of $273 thousand primarily related to a loss reserve for notes receivable.

Discontinued Operations, net. Loss on discontinued operations was $71 thousand for the six months ended June 30, 2015, primarily related to expenses to exit the dietary supplement business, including insurance and disposal costs, compared to $625 thousand for the same period in 2014 for expenses related to sales, cost of sales, marketing and selling expenses, a decrease of $554 thousand, or 88.6%.

Net Loss. We had a net loss of approximately $1.2 million for the six months ended June 30, 2015, compared to a net loss of approximately $22.5 million for the same period in 2014. The decreased net loss for the six months ended June 30, 2015 was primarily due to cost savings in relation to restructuring, a decrease in non-cash expenditures related to stock based compensation, recognition of a gain on derivative instruments, and receipt of non-recurring insurance proceeds.

Liquidity and Capital Resources

We have been operating at a loss for the past twelve years. Our future prospects will depend on our ability to successfully pursue our strategy of pharmaceutical development, manage overall operating expenses, and obtain additional capital necessary to support our operations. Historically, we generally funded our operations with tobacco revenues and from sale of our now-discontinued Anatabloc® and our other anatabine-based products. We have more recently focused our operations on the research and development of drug candidates, with the initial interest on developing our anatabine based compounds as potential drug candidates. Since we voluntarily discontinued the sale of our prior products, we have obtained the capital necessary to supports our operations through private placements, sales under our At Market Issuance Sales Agreement and a registered direct offering all, as described below.

During the quarter ended March 31, 2015, we recognized a $3.5 million gain from insurance proceeds related to settlement of litigation and received these proceeds in April 2015. They were used to partially satisfy outstanding legal bills and indemnity payments relating to our class action and derivative litigation and other legal matters and to pay essential operating expenses.

On May 8, 2015, we entered into a Securities Purchase Agreement with an accredited investor, pursuant to which we issued and sold a total of 77,590 shares of our common stock, at a purchase price of $3.00 per share; and warrants to purchase up to a total of 69,831 shares of common stock. The warrants, which have an exercise price of $3.00 per share, are generally exercisable beginning on May 8, 2019, and expire on May 8, 2022. An aggregate of 62,072 shares sold in the private placement were issued pursuant to, and as a condition of, the exercise of previously issued warrants to purchase common stock held by the investor at an amended exercise price of $3.00 per share. An aggregate of $232 thousand was raised in the private placement, all of which was paid to us as an advance in March 2015.

On June 16, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with five institutional investors which provided for the issuance and sale of 1,644,500 shares of common stock (the “Shares”) and warrants to purchase up to 1,223,375 shares of common stock (the “Warrants”) in a registered direct offering.  The Shares and Warrants were sold in units, each of which is comprised of one Share and 0.75 Warrants to acquire one share of common stock. The purchase price per unit in the offering was $2.25.  The warrants, which have an exercise price of $2.83, are exercisable six months following the date of issuance and will expire on the fifth anniversary of the initial date that the warrants become exercisable. For a period of six months following the issuance of the warrants, the warrants will contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions. These warrants have been recorded as a Derivative Liability in the accompanying Balance Sheets. Please see Note 8 for further discussion of the Derivative Liability. The closing of the offering occurred on June 19, 2015. An aggregate of $3,441,116, net of expenses, was raised in the offering. The proceeds are being used for clinical development activities, working capital and general corporate purposes. As part of the Purchase Agreement, we agreed not to make any sales under the Sales Agreement, nor to directly or indirectly offer, sell, assign, transfer, pledge, contract to sell, any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock, including the filing of a registration statement with the SEC in respect thereof, for 90 days from the close of the transaction.

Maxim Group LLC (“Maxim”) was the exclusive placement agent for the registered direct offering under a Placement Agent Agreement, dated June 16, 2015, between Maxim and the Company (the “Placement Agent Agreement”).  Upon the closing of the offering, pursuant to the Placement Agent Agreement, Maxim received a placement agent fee of $259,009.  In addition, the Placement Agent Agreement provides that for a period of twelve (12) months from the date of the Placement Agent Agreement, the Company grants to Maxim the right of participation to act as lead managing underwriter and book runner or sole placement agent for any and all future registered offerings and private placements of equity, equity-linked and debt offerings during such twelve (12) month period, subject to exceptions our current at-the-market facility and private placements of securities in which we do not engage a placement agent.

On July 16, 2015, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”), notifying us that the June 2015 registered direct offering did not comply with Nasdaq’s shareholder approval rules. Under Nasdaq Listing Rule 5635(d)(2), a listed issuer is required to obtain prior stockholder approval for any “sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the stock.” The closing bid price of our common stock on June 16, 2015 (the date of the Purchase Agreement) was $2.80 per share, and we had 8,482,358 shares of common stock outstanding as of May 31, 2015. In connection with the registered direct offering, we intended to comply with Rule 5635(d)(2) by following a Nasdaq policy which provides that warrants issued in a transaction will not be aggregated with the common stock issued in the same transaction if the warrants are not exercisable for at least six months following the closing and are not exercisable for less than the greater of book or market value. Although the Warrants have an initial exercise price of greater than book or market value (an exercise price of $2.83 compared to a deemed fair market value of $2.80 per share) and are not exercisable until after six months following issuance, Nasdaq has informed us that the inclusion in the Warrants of a price-protection provision requires aggregation of the Warrants with the Shares for purposes of Rule 5635(d)(2). The price-protection provision in the Warrants provides that, subject to certain exceptions, if we issue shares of our common stock at a price less than $2.83 per share during the six-month period following the closing of the registered direct offering, then the exercise price will be reduced to such lower price. As such, after giving effect to the aggregation of the Warrants, Nasdaq concluded the registered direct offering resulted in the potential issuance of 35% of the pre-transaction shares outstanding at a price less than the greater of book or market value, and, as a result, Nasdaq believes that we violated the shareholder approval requirement set forth in Rule 5635(d)(2). Under applicable Nasdaq rules, we have 45 calendar days after receipt of the July 16 letter to submit a plan to regain compliance with all Nasdaq listing requirements. We are in the process of developing a plan to regain compliance, which we intend to submit to Nasdaq promptly. If the plan is accepted, Nasdaq can grant us an extension of up to 180 calendar days from July 16, 2015 to evidence compliance.

As of August 1, 2015 we believe that our current cash resources are anticipated to be sufficient to support our operations through the 90 day period where we agreed not to sell or register securities. Thereafter, we will need to seek additional funding to support our operations, whether through debt financing, additional equity offerings, through strategic transactions (such as licensing or borrowing against intellectual property) or otherwise. We are currently exploring a variety of potential financing options, including additional private placements and financing transactions that would leverage our intellectual property. There can be no assurance that we will be successful in obtaining such additional funding on commercially favorable terms, if at all. We will also likely continue to delay cash payment of various payables and outstanding obligations in order to conserve cash until additional funding becomes available, and if we do not raise sufficient funding, we may be forced to curtail clinical trials and product development activities and continue to defer such payments. If we are unable to raise additional capital (including through the exercise of outstanding warrants or through private placements of our securities, each of which has been a primary source of our financing in the past), our operations will be materially adversely affected, our scope of operations may need to be materially reduced, and our clinical trials may need to be delayed. Any equity financing will be dilutive to our existing shareholders.

We do not have enough cash or other capital resources to sustain our company through September 2015 based on our current operating plan, and, therefore, there is substantial doubt about our company’s ability to continue to be a going concern. Our continuation as a going concern depends upon our ability to obtain additional financing to provide cash to meet our obligations as may be required, and ultimately to attain profitable operations and positive cash flows. We have no commercial products on the market at this time, and no associated revenues due to exiting the dietary supplement market in the U.S. While we are evaluating overseas market opportunities through possible licensing arrangements, we have not yet entered into any such licensing arrangements.

Summary of Balances and Recent Sources and Uses

As of June 30, 2015, we had negative working capital of approximately $7.4 million, which included cash of approximately $3.0 million in current assets. We had cash and cash equivalents of approximately $0.4 million at December 31, 2014.

Net Cash From Operating Activities. During the six months ended June 30, 2015, approximately $2.3 million of cash was used in operating activities compared to approximately $9.0 million of cash used in operating activities during the same period in 2014, a reduction of $6.7 million or 74.4%, due primarily to the receipt of $3.5 million in insurance proceeds, decreases in general and administrative expenses due to restructuring and slightly lower research and development costs, recognition of a gain from derivative liabilities, coupled with deferred payment of many corporate obligations due to the Company’s cash position.

Net Cash From Investing Activities. During the six months ended June 30, 2015, we utilized $8 thousand for investing activities for the purchase of fixed assets. During the same period last year, we used $29 thousand for investing activities for the purchase of fixed assets, net of payments received from trademark licensing agreements.

Net Cash From Financing Activities. During the six months ended June 30, 2015, we generated net cash from financing activities of $5.0 million primarily through exercise of warrants for $389 thousand and the sale of common stock for $4.6 million as compared to the same period in 2014 where we generated net cash from financing activities of $9.3 million, through the exercise of warrants for $4.2 million and the sale of common stock for gross proceeds of $5.1 million.

Cash Demands on Operations

During the six months ended June 30, 2015, we had losses from continuing operations that totaled $1.2 million. See “Overview” and “Results of Operations” above for a discussion of our decreased operating expenses and deferral of payments that resulted in decreased use of cash during the six months ended June 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except for the warrants issued under the Securities Purchase Agreement dated June 16, 2015 which are considered derivative instruments, as discussed in Note 8 to the financial statements, we have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015, primarily because of remediation of a material weakness in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) described below.

Previously Disclosed Material Weakness

Management previously reported a material weakness in the Company's internal control over financial reporting in the Company’s Form 10-K for the year ended December 31, 2014. This material weakness was due to the Company’s failure to timely accrue a litigation liability and offsetting asset as of December 31, 2014. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management evaluated the material weakness and implemented remediation plans. The following efforts have been completed:

•	Implemented policy and procedure to review and update major events impacting the Company’s results of operations.

•	Enhanced the internal communication procedure to more widely distribute information to appropriate parties.

•	Redefined procedures for reviewing the recording of all transactions in the financial statements.

Changes in Internal Control Over Financial Reporting

During the period that ended on June 30, 2015, the company completed its remediation efforts related to the company’s controls over litigation liabilities. As a result of the completed remediation efforts noted below, there were improvements in internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other than the remedial steps described above, there were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action Settlement

On Monday, March 2, 2015, the United States District Court for the Eastern District of Virginia, preliminarily approved the Company’s securities class action settlement in the amount of $5.9 million. The settlement stipulated that the amount of $5.9 million, which included litigation costs, be paid from certain Company D&O insurance policies. The funding of the settlement by insurers occurred in March, 2015.

On May 4, 2015, the court entered an order setting a meeting with the court’s mediator, Magistrate Judge Novak, regarding an indemnification issue related to the settlement. The indemnification issue was subsequently resolved with Judge Novak’s assistance. After notice was furnished to the class, a final approval hearing was held on June 11, 2015, at which the court indicated it intended to approve the settlement. The court subsequently entered final judgment on June 26, 2015.

Derivative Action Lawsuits

Four individuals, David C. Inloes, William Skillman, Harold Z. Levine and Louis Lim, filed separate, but similar derivative actions naming all or most of the Company’s then current directors, several officers of the Company and, in one case, one former director as defendants. Two of the actions were filed in the United States District Court for the Eastern District of Virginia, Alexandria Division (the “Alexandria Actions”).  The first Alexandria Action, William Skillman v. Jonnie R. Williams et al., was filed on May 2, 2013. The second Alexandria Action, David C. Inloes v. Jonnie R. Williams et. al., was filed on May 3, 2013. The Alexandria Actions have been consolidated and co-lead counsel appointed by the Court.  Pursuant to a court order, plaintiffs filed a consolidated amended complaint on January 13, 2014 and a motion to dismiss was filed on February 3, 2014 on behalf of all of the defendants.  Also, on February 3, 2014, the Company, as nominal defendant, moved to stay or dismiss this action pending a resolution of the securities class action litigation pending in federal court in Richmond, Virginia. Separately, on January 29, 2014, the United States moved to stay discovery in the case pending the completion or other disposition of the criminal trial of former Governor McDonnell and his wife.  That motion was granted by the Court on January 30, 2014.  On February 28, 2014, the Court granted the Company’s motion to stay the case, ruling that the case would be stayed for all purposes pending further order of the Court and ordering the Company, within ten days of the dismissal or resolution of the Richmond securities class action or the trial court's verdict in the McDonnell case, whichever occurred first, to file a report indicating what action, if any, it intended to take with regard to this case, including specifically, without limitation, whether it intended to pursue or seek dismissal of the claims asserted against each of the named individual defendants.

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

A mediation session relating to the derivative actions was held on October 29, 2014, and the parties later reached an agreement in principle regarding the material terms of a proposed settlement that would address the derivative actions. The parties concluded a stipulation of settlement as of approximately January 27, 2015, and plaintiffs thereafter filed a motion for approval of the settlement. The proposed settlement provided for the implementation of certain corporate governance reforms and contemplated payment by the Company of certain attorney’s fees to plaintiffs’ counsel in an amount that has yet to be determined. A hearing on the motion for preliminary approval was held on March 6, 2015. The judge requested additional information to be submitted within 14 days, a deadline that was later extended.

On March 27, 2015, the parties filed a joint submission setting forth additional information responsive to the Court’s order. On March 31, 2015, the Court entered orders preliminarily approving the proposed settlement and setting a further settlement hearing for July 10, 2015. On June 12, 2015, plaintiffs filed a motion for final approval of the settlement and a motion for attorney’s fees. On June 19, 2015 the Company filed a response contending that plaintiffs’ request for attorney’s fees was excessive. At the July 10, 2015 final approval hearing, the Court approved the settlement as fair and adequate and took under advisement plaintiffs’ motion for attorney’s fees. On July 13, 2015 the Court entered final judgment and, on July 17, 2015, issued an order directing the parties to schedule a settlement conference with the magistrate judge regarding plaintiffs’ motion for attorney’s fees. The settlement conference has been set for August 26, 2015. Pursuant to the stipulation of settlement, plaintiffs are required to dismiss the state court derivative actions with prejudice. At this time, the Company cannot predict the probable outcome of the claims against the Company for attorney’s fees. Accordingly, no amounts have been accrued in the consolidated financial statements.

Consumer Class Action

On January 27, 2014, Howard T. Baldwin filed a purported class action naming the Company, RCP Development and GNC Holding, Inc., or “GNC,” as defendants.  The case was filed in the United States District Court for the Northern District of Illinois.  Generally, the complaint alleged that claims made for the Company’s Anatabloc® product have not been proven and that individuals purchased the product based on alleged misstatements regarding characteristics, uses, benefits, quality and intended purposes of the product.  The complaint purported to allege claims for violation of state consumer protection laws, breach of express and implied warranties and unjust enrichment.  The Company has agreed to indemnify and defend GNC pursuant to the terms of the purchasing agreement between RCP Development and GNC. Consistent with that commitment, the Company has agreed to assume the defense of this matter on its own behalf as well as on behalf of GNC. The defendants filed a motion to dismiss the complaint on March 24, 2014. On January 13, 2015, the Court entered an order dismissing the complaint in its entirety without prejudice.

On February 10, 2015, Mr. Baldwin filed an Amended Complaint against the Company, RCP Development and GNC (collectively “Defendants”). The Amended Complaint also includes an additional named plaintiff, Jerry Van Norman, who alleges that he is a citizen of Parkville, Missouri. The Amended Complaint requests certification of an “Illinois Class” consisting of “[a]ll persons who paid, in whole or in part, for Anatabloc® dietary supplement in Illinois between August 1, 2011 and the present for personal, family or household uses,” and a “Missouri Class” consisting of “[a]ll persons who paid, in whole or in part, for Anatabloc® dietary supplement in Missouri between August 1, 2011 and the present for personal, family or household uses.” The Amended Complaint is pleaded in seven counts: (1) violation of the Consumer Fraud and Deceptive Business Practices Act of Illinois; (2) violation of the Missouri Merchandising Practice Act; (3) breach of express warranty under Illinois law; (4) breach of express warranty under Missouri law; (5) breach of implied warranty of merchantability under Illinois law; (6) breach of implied warranty of merchantability under Missouri law; and (7) unjust enrichment.

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

The Defendants timely moved to dismiss the Amended Complaint on March 10, 2015. Plaintiffs filed a memorandum in response to the motion to dismiss on April 9, 2015, and Defendants filed their reply memorandum on April 22, 2015.  On April 28, 2015, the Court entered an order lifting the stay of discovery that had been in place in the case. The Plaintiffs served discovery requests on May 18, 2015, to which the Company responded on June 17, 2015. The Company is continuing to produce responsive documents to the Plaintiffs on a rolling basis. The next status hearing before the Court is scheduled for September 24, 2015.

Action by Iroquois Master Fund, Ltd. and American Capital Management, LLC

On February 19, 2015, the Company became aware of a complaint filed on February 18, 2015, in New York Supreme Court for New York County in which the Company and its Chief Executive Officer, Dr. Michael J. Mullan, are named as a defendants. The complaint was filed by Iroquois Master Fund, Ltd. and American Capital Management, LLC, who were investors in a private placement of the Company’s securities completed in March 2014 (the “Private Placement Transaction”). The complaint also names as a defendant John J. McKeon, a shareholder of the Company. Iroquois and American Capital are seeking $4.2 million, in the aggregate, in damages or, alternatively, rescission of the Private Placement Transaction, premised on allegations that the Company entered into a “sham” loan agreement with Mr. McKeon to provide the Company with a $5.8 million line of credit in order to fraudulently induce Iroquois and American Capital to acquire the Company’s securities. On April 29, 2015, the Company filed a motion to dismiss the complaint because (i) plaintiffs did not register to do business with the New York Secretary of State, and thus lack the capacity to sue in New York, and (ii) the court lacks personal jurisdiction over the company and Dr. Mullan because the defendants were not present in New York in connection with the Private Placement Transaction, and the critical events relating to it did not take place in New York. Plaintiff served its papers in opposition to that motion on June 5, 2015, and the Company served its reply papers on July 1, 2015. The Court has not yet issued a decision on the motion. Although the Company believes that plaintiffs’ material allegations are without merit and intends to vigorously defend itself and Dr. Mullan against such allegations, no assurances can be given with respect to the outcome of the motion to dismiss or more generally to the litigation.

The Company has been notified by its insurance carrier that the carrier’s position is that legal costs incurred in connection with this action are not covered under the Company’s policy, although any legal costs incurred on behalf of the Company and its Chief Executive Officer, Dr. Michael J. Mullan, would be jointly shared by the Company and the insurer. All legal costs incurred in connection with this action through June 30, 2015 have been recorded in the accompanying financial statements accordingly.

Claims by Dr. Christopher C. Chapman

As previously disclosed, on or around March 27, 2015, Dr. Christopher C. Chapman, who at that time was the Company’s President and a Director, delivered a letter to the Company asserting that, after consulting with his attorneys, he was advised that he had claims against the Company for breach of employment contract and discrimination. In his letter, Dr. Chapman alleged that the Company breached his employment contract by failing to pay him his base salary, and he alleged that the Company engaged in racially motivated actions to undermine his oversight responsibilities and product development actions, including by, among other things, allegedly redirecting funding for anatabine citrate trials. In response to Dr. Chapman’s letter, the Company engaged independent counsel to conduct an independent investigation into Dr. Chapman’s allegations.

On June 9, 2015, the Company and Dr. Chapman entered into a Separation Agreement and General Release (“Separation Agreement”) in connection with the resignation of Dr. Chapman’s employment with the Company, whereby Dr. Chapman elected to voluntarily resign from the Company in order to pursue other matters.  The Separation Agreement provides for mutual non-disparagement obligations and a full general release by Dr. Chapman of the Company and its affiliates, officers, directors, and employees against all claims, whether known or unknown. That release included a release against claims of racial discrimination and against claims of breach of his employment contract. The Company has agreed to release Dr. Chapman from known claims, if any, existing at the date of the Separation Agreement.

Asserted Claims by Jonnie R. Williams under Employment Agreement

The Company has previously disclosed that on March 25, 2015, the Company received an email from an attorney representing Jonnie R. Williams, a former director of the Company and the Company’s former Chief Executive Officer, stating that Mr. Williams is contractually entitled to severance compensation. At that time, the Company disclosed that it was not aware of the claimed legal or contractual basis for Mr. Williams’ severance claim.

On June 11, 2015, the Company was informed that Mr. Williams plans to file an arbitration action against the Company under his employment agreement to assert his alleged contractual severance entitlement. Mr. Williams alleges that the election of the Company’s Board of Directors at the Company’s December 2013 annual stockholder meeting triggered a provision of his employment agreement that provides for severance in the amount of $2.5 million. However, the Company disagrees that such stockholder meeting triggered the severance entitlement and that Mr. Williams voluntarily resigned from his employment with the Company in August 2014 without any contractual right to severance compensation. As of the date of this filing, Mr. Williams has not filed an arbitration action against the Company.

Settlement Agreement with Jonnie R. Williams regarding Indemnification Payments

On May 20, 2015, the Company entered into a Memorandum of Understanding Regarding Settlement (the “MOU”) with Jonnie R. Williams providing for the manner in which indemnification payments will be made by the Company to law firms previously engaged by Mr. Williams. The MOU was entered into in furtherance of the settlement of the Company’s securities class action litigation, which settlement was approved on June 22, 2015.

In general, the MOU addresses the manner in which the Company will satisfy Mr. Williams’ indemnification rights for reimbursement of legal expenses incurred by Mr. Williams from the law firms of McGuire Woods LLP and Steptoe and Johnson LLP. The MOU provides for the payment of such expenses by an aggregate up-front payment of $300,000 to the law firms on or before May 29, 2015 (which payment was timely made), plus subsequent payments of a total of $60,000 per month between the law firms to commence on August 1, 2015. The aggregate amount of payments to be made by the Company over an approximately two-year payment period under the MOU will be $1.6 million to McGuire Woods LLP (against an invoiced amount of $1.93 million) and $437,000 to Steptoe and Johnson LLP (against an invoiced amount of $629,897). The MOU also provides that certain discounts will be granted to the Company in the event that the Company makes early payment of the balance of payments due under the MOU. All obligations for this MOU have been recorded as Accounts Payble or Accrued Legal expenses in the accompanying Balance Sheets.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Part I - Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

The issuance and sale of the shares of common stock and the warrants to the accredited investor under the Securities Purchase Agreement are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). The Company made this determination based on the representation of the investor that such investor is an “accredited investor” within the meaning of Rule 501 of Regulation D and has access to information about the Company and its investment in the Company.

Item 6. Exhibits. The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
3.1	Tenth Amended and Restated Certificate of Incorporation of Rock Creek Pharmaceuticals, Inc., as amended. (Incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on May 12, 2015).

4.1

Common Stock Purchase Warrant, dated May 8, 2015, issued by Rock Creek Pharmaceuticals, Inc. to Feehan Partners, LP under the Securities Purchase Agreement dated May 8, 2015. (Incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on May 12, 2015).

4.2

Form of Common Stock Purchase Warrant, dated June 16, 2015, issued by Rock Creek Pharmaceuticals, Inc. to Investors under the Securities Purchase Agreement, dated June 16, 2015 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 17, 2015).

10.1	Third Amended and Restated Rock Creek Pharmaceuticals, Inc. 2008 Incentive Award Plan, as amended (Incorporated by reference to Exhibit 4.3 to the Form S-8 filed on May 11, 2015).

10.2	Securities Purchase Agreement, dated May 8, 2015, between Rock Creek Pharmaceuticals, Inc. and Feehan Partners, LP (Incorporated by reference to Exhibit 10.3 to the Form 10-Q, filed on May 12, 2015).
10.3	Securities Purchase Agreement, dated June 16, 2015, between Rock Creek Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 17, 2015)

10.4	Separation Agreement and General Release, dated June 9, 2015, between Rock Creek Pharmaceuticals, Inc. and Christopher C. Chapman, MD (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015.

10.5

Memorandum of Understanding Regarding Settlement, dated May 20, 2015, by and among Rock Creek Pharmaceuticals, Inc., Jonnie Williams, McGuire Woods LLP, and Steptoe and Johnson LLP (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 27, 2015).

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

ROCK CREEK PHARMACEUTICALS, INC.

Date: August 10, 2015	/s/ Benjamin M. Dent
Benjamin M. Dent Authorized Signatory and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

