Form 10-Q
period 2015-09-30
ROCK CREEK PHARMACEUTICALS, INC.
filed 2015-11-09
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-15324

ROCK CREEK PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1402131 (I.R.S. Employer Identification No.)

2040 Whitfield Ave., Ste. 300, Sarasota Florida 34243 (Address of principal executive offices, including zip code)	(844) 727-0727 (Registrant’s telephone number, including area code)

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

As of November 5, 2015, 11,243,723 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$146	$395
Insurance proceeds receivable	-	6,679
Prepaid expenses and other current assets	847	721
Current assets of discontinued operations	3	6
Total current assets	996	7,801
Property, plant and equipment, net	181	207
Intangible assets, net of accumulated amortization	350	402
MSA escrow funds	482	482
Discontinued operations assets	24	25
Total assets	$2,033	$8,917

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, trade	$5,949	$3,211
Accrued expenses	4,245	8,929
Derivative liability (note 8)	529	-
Accrued settlement	-	6,679
Due to stockholder	50	50
Current liabilities of discontinued operations	407	533
Total current liabilities	11,180	19,402
Long-term debt	350	350
Total liabilities	11,530	19,752
Commitments and contingencies (note 10)	-	-
Stockholders’ deficit:
Common stock (A)	1	1
Preferred stock (B)	-	-
Additional paid-in capital	297,616	292,046
Accumulated deficit	(307,114)	(302,882)
Total stockholders’ deficit (C)	(9,497)	(10,835)
Total liabilities and stockholders’ deficit	$2,033	$8,917

(A)	$0.0001 par value per share, 314,800,000 shares authorized, and 10,873,723 and 7,721,889 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

(B)	Preferred Stock, $0.0001 par value, 100,000 shares authorized, no shares issued or outstanding;

(C)	Class A, convertible, $0.01 par value, 4,000 shares authorized, no shares issued or outstanding; Series B, convertible, $0.01 par value, 15,000 shares authorized, no shares issued or outstanding;

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
General and administrative	$2,229	$4,320	$7,223	$24,471
Research and development	1,267	1,694	2,116	3,193
Total operating expenses	3,496	6,014	9,339	27,664
Operating loss from operations	(3,496)	(6,014)	(9,339)	(27,664)
Other income (expense)
Derivative gain (note 8)	378	-	1,602	-
Other income (expense), net	287	(33)	3,796	(307)
Net loss from continuing operations before income taxes	(2,831)	(6,047)	(3,941)	(27,971)
Income tax benefit	-	-	-	-
Net loss from continuing operations	(2,831)	(6,047)	(3,941)	(27,971)
Loss on discontinued operations	(10)	(384)	(81)	(997)
Loss on discontinued assets	-	(3,610)	-	(3,610)
Total discontinued operations	(10)	(3,994)	(81)	(4,607)
Net loss	$(2,841)	$(10,041)	$(4,022)	$(32,578)

Loss per common share; basic and diluted

Continuing operations	$(0.26)	$(0.80)	$(0.43)	$(3.85)

Discontinued operations	-	(0.53)	(0.01)	(0.63)

Total basic and diluted	$(0.26)	$(1.33)	$(0.44)	$(4.48)
Weighted average shares outstanding, basic and diluted	10,873,723	7,539,726	9,153,833	7,265,426

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

($ and share data in thousands)

	Common stock		Additional Paid-In	Accumulated
	Shares (A)	Amount	Capital	Deficit	Total
Balances, December 31, 2014	7,722	$1	$292,046	$(302,882)	$(10,835)
Stock issuances	2,014	-	2,514	-	2,514
Warrant exercise	196	-	389	-	389
Stock-based compensation	-	-	581	-	581
Shares issued to settle severance liabilities and stock in lieu of cash compensation	942	-	1,876	-	1,876
Deemed dividend	-	-	210	(210)	-
Net Loss	-	-	-	(4,022)	(4,022)
Balances, September 30, 2015 (unaudited)	10,874	$1	$297,616	$(307,114)	$(9,497)

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)

Net loss	$(4,022)	$(32,578)

Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal - Discontinued operations	-	3,610
Depreciation and amortization	86	53
Loss (gain) on disposal of asset	(280)	67
Stock-based compensation	883	8,477
Gain on release of unvested share based incentive obligation	(1,118)
Stock based compensation for services	-	229
Provision for bad debt	-	275
Derivative gain	(1,602)	-
Increase (decrease) in cash resulting from changes in:
Current assets	99	(71)
Accounts payable and current liabilities	745	4,868
Net cash flows from operating activities	(5,209)	(15,070)
Investing activities:
Purchases of property and equipment	(8)	(211)
Proceeds from note receivable	-	43
Proceeds from sale of equipment	55	-
Proceeds from sale of licensing rights	-	18
Net cash flows from investing activities	47	(150)
Financing activities:
Proceeds from issuance of common stock	4,645	9,675
Proceeds from stock option and warrant exercise	389	4,168
Net cash flows from financing activities	5,034	13,843
Decrease in cash and cash equivalents from continuing operations	(128)	(1,377)
Cash flows from discontinued operations:
Net cash flows from operating activities	(121)	163
Net cash flows from investing activities	-	-
Net cash flows from financing activities	-	-
Net cash flows from discontinued operations	(121)	163
Decrease in cash and cash equivalents	(249)	(1,214)
Cash and cash equivalents, beginning of period	395	3,881
Cash and cash equivalents, end of period	$146	$2,667

Supplemental disclosure of cash flow information:
Cash paid during the nine months ended September 30, 2015 for:
Interest	$24	$-

Supplemental Schedule of non-cash operating activities:
During the nine months ended September 30, 2015, the agreed upon settlement for the Securities Class Action Lawsuits were funded directly to an escrow account by insurers.	$5,900	$-
During the nine months ended September 30, 2015, the obligation for the Securities Class Action Lawsuits was funded directly to an escrow account by insurers.	$(5,900)	$-
Supplemental schedule of non-cash investing and financing activities:
During the nine months ended September 30, 2015, some warrants were re-priced in a private placement transaction generating a deemed dividend.	$210	$-
Relative fair value of warrants issued in connection with stock sale accounted for as derivative liabilities	$2,131	$-
Compensation related liabilities settled by issuance of stock	$1,876	$-

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of our financial statements requires us to make estimates and assumptions that affect, among other areas, the reported amounts of assets, long-lived assets, impairment of long-lived assets, and accrued liabilities. These estimates and assumptions also impact expenses and the disclosures in our condensed consolidated financial statements and the accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. The effect of these reclassifications on our previously reported condensed consolidated financial statements was not material.

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

In July 2015, the FASB voted to approve a one year deferral of the effective date of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), issued in May, 2014, which provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures... The new standard is effective for the Company beginning January 1, 2018. Early adoption is permitted but not before the original public entity effective date (that is, annual periods beginning after December 15, 2016). The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of FASB ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

2.	Liquidity and Management’s Plans:

The Company has been operating at a loss for the past twelve years. Its future prospects will depend on its ability to successfully pursue its strategy of pharmaceutical development, manage overall operating expenses, and obtain additional capital necessary to support its operations. Historically, the Company had generally funded its operations with revenues from the sale of its tobacco products, Anatabloc® and its other anatabine-based products, private placements, sales under its At Market Issuance Sales Agreement and Securities Purchase Agreements. Sale of products have been voluntarily discontinued over the years, with final exit from the dietary supplement and cosmetic markets in August, 2014. The Company has shifted its strategy over the past 18 months to concentrate on the anti-inflammatory aspects of anatabine and is focusing its operations on the research and development of drug candidate development. The Company does not expect to recognize any revenues related to its drug development initiatives in the foreseeable future.

In 2014, the Company consolidated its offices from three locations to one location in Sarasota, Florida. The Company also decreased the number of full time dedicated employees from twenty-five to seven. The Company believes its results of operations for the nine months ended September 30, 2015 reflect significant cost savings due to the restructuring. The Company’s general and administrative expenses have declined by approximately $17.2 million or 70.5% for the nine months ended September 30, 2015 compared to the same period in 2014 as a result of the reduction in headcount, the settlements of a number of the litigation matters, completion of planned restructuring and a reduction of non-cash compensation charges. For additional details, please see Management Discussion and Analysis and Commitments, Contingencies and Other Matters.

In addition to revenue from the sale of its products (which sales have been discontinued since August 2014), the Company has obtained the capital necessary to support its operations through private placements, sales under its At Market Issuance Sales Agreement and Securities Purchase Agreements, as described below. The Company will continue to explore a variety of potential financing options, but there can be no assurance that it will be successful in obtaining such additional funding on commercially favorable terms, if at all.

On December 15, 2014, the Company entered into an At Market Issuance Sales Agreement, or sales agreement, with MLV & Co. LLC, or MLV, relating to the sale of shares of Rock Creek’s common stock offered under an S-3 Registration Statement that was filed in December 2014 and was declared effective in February 2015. In accordance with the terms of the sales agreement, the Company may offer and sell shares of its common stock, $0.0001 par value per share, having an aggregate offering price of up to $16.5 million from time to time through MLV, acting as agent. Sales of the common stock under the sales agreement will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through The Nasdaq Capital Market, the existing trading market for the Company’s common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, or any other method permitted by law. MLV is not required to sell any specific amount, but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. MLV will be entitled to compensation at a commission rate equal to 3% of the gross sales price per share sold. The Company began selling shares under the sales agreement on February 12, 2015 and through September 30, an aggregate of 285,051 shares were sold for net proceeds of $885,000. There have been no additional sales under the sales agreement subsequent to May 20, 2015 as of the date of this filing.

On January 28, 2015, the Company entered into a Securities Purchase and Registration Rights Agreement (the “Purchase Agreement”) with seven accredited investors, pursuant to which 202,673 shares of its common stock were issued and sold, at a purchase price of $3.75 per share, and warrants to purchase up to a total of 168,337 shares of common stock. The warrants, which have an exercise price of $3.75 per share, are generally exercisable beginning on January 28, 2015, and expire on January 27, 2022. An aggregate of 134,000 shares sold in the private placement were issued pursuant to, and as a condition of, the exercise of previously issued warrants to purchase common stock held by certain of the investors at an amended exercise price of $3.75 per share. An aggregate of $760,023 was raised in the private placement, including $300,000 of which was paid to the Company as an advance on December 30, 2014. A resale registration statement covering the purchased shares issuable pursuant to the granted warrants was filed and declared effective with the SEC on March 17, 2015.

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

On June 16, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with five institutional investors which provided for the issuance and sale by the Company of  1,644,500 shares of common stock (the “Shares”) and warrants to purchase up to 1,233,375 shares of common stock (the “Warrants”) in a registered direct offering.  The Shares and Warrants were sold in units, each of which is comprised of one Share and 0.75 Warrants to acquire one share of common stock. The purchase price per unit in the offering was $2.25.  The warrants, which have an exercise price of $2.83, are exercisable six months following the date of issuance and will expire on the fifth anniversary of the initial date that the warrants become exercisable. For a period of six months following the issuance of the warrants, the warrants will contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions. See Note 8 for discussion of Derivative Liability. The closing of the offering occurred on June 19, 2015. An aggregate of $3,441,116, net of expenses, was raised in the offering. The proceeds were used for clinical development activities, working capital and general corporate purposes. As part of the Purchase Agreement, the Company agreed not to make any sales under the Sales Agreement, nor to directly or indirectly offer, sell, assign, transfer, pledge, contract to sell, any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock, including the filing of a registration statement with the SEC in respect thereof, for 90 days from the close of the transaction. In connection with the Senior Secured Convertible Notes discussed below, the full ratchet anti-dilution protection exercise price of the warrants has occurred. The new exercise price of the warrants will be $0.66. All other terms of the warrants remain the same.

Maxim Group LLC (“Maxim”) was the exclusive placement agent for the offering under a Placement Agent Agreement, dated June 16, 2015, between Maxim and the Company (the “Placement Agent Agreement”).  Upon the closing of the offering, pursuant to the Placement Agent Agreement, Maxim received a placement agent fee of $259,009.  In addition, the Placement Agent Agreement provided that for a period of twelve (12) months from the date of the Placement Agent Agreement, the Company granted to Maxim the right of participation to act as lead managing underwriter and book runner or sole placement agent for any and all future registered offerings and private placements of equity, equity-linked and debt offerings during such twelve (12) month period of the Company, subject to exceptions for the Company’s current at-the-market facility and private placements of securities in which the Company does not engage a placement agent.

On October 14, 2015, the Company entered into definitive agreements with two institutional investors relating to a private placement of $20.0 million in principal amount of Senior Secured Convertible Notes due on October 15, 2018 (the “Notes”) The Notes were issued pursuant to a Securities Purchase Agreement, dated October 14, 2015, among the Company and the purchasers of the Notes. The Notes were offered and sold solely to certain “accredited investors” within the meaning of the federal securities laws. The closing of the Private Placement took place on October 15, 2015. The Private Placement resulted in gross proceeds of $20.0 million, before placement fees and other expenses associated with the transaction. The Company received $1.0 million in proceeds at closing of the Private Placement and received another $1.0 million upon the Company’s public announcement that the Company’s initial Phase I clinical trial in the United Kingdom resulted in no safety concerns and enables the Company to continue clinical studies. The Notes provide for further distribution of the proceeds held pursuant to a Deposit Account Control Agreement as follows: $500,000 upon the initial filing of a registration statement pursuant to the Registration Rights Agreement; $2.0 million on the 30th trading day following the Effective Date (as defined in the Agreement) and the balance to be disbursed at the rate of $1.0 million per month on the first trading day of each calendar month following the later of (1) the date on which the Company obtains stockholder approval of the issuance of the Notes and the shares issuable pursuant thereto in compliance with Nasdaq Listing Rules and (2) the 69th trading day following the earlier to occur of (A) an effective registration statement covering the resale of all the shares issuable upon conversion of the Notes and (B) the eligibility of the shares issuable pursuant to the Notes for sale without restriction under Rule 144 and without the need for registration. In connection with this private placement, the Company will issue to Maxim Group, LLC, as the placement agent for the Private Placement, a warrant to purchase up to 446,429 shares of the Company’s Common Stock, subject to certain anti-dilution adjustments in the event of stock distributions, subdivisions, combinations or reclassifications, at an exercise price of $1.12 per share (the “warrant”) the warrant is exercisable during the period beginning on the 6 month anniversary of the issuance date of the Warrant and ending on the 5 year anniversary of the issuance date of the Warrant. See Note 11 Subsequent Events.

On January 30, 2015, the Company announced that the United Kingdom’s Medicines Healthcare Products Regulatory Agency (MHRA) approved its clinical trial authorization (CTA) application to commence a Phase 1 study to be conducted in the United Kingdom (UK) of the Company’s lead compound, anatabine citrate. The Phase I trial was comprised of a three part study to determine the pharmacokinetic (PK) profiles of selected modified release formulation prototypes and to evaluate safety and tolerability in healthy subjects.

On October 15, 2015, the Company announced the successful completion of the Phase I study. In part one of the Phase I trial, subjects took six different oral formulations of the Company’s experimental medication while safety and tolerability were assessed. The formulations differed in dose and time release profile, which produced a range of PK outcomes. All formulations were generally well tolerated with no serious adverse events or safety issues leading to study withdrawal. Part two of the trial examined the effects of food on PK profiles produced by single oral doses of the medication. There were no safety concerns with these “good effect” studies and the medication was again well tolerated. Part three of the Phase I trial was a randomized, double blind, placebo-controlled study design consisting of seven days of oral dosing of the study medication (or placebo) which demonstrated that the Company’s compound was safe and well tolerated.

All active treatment parts of the Phase I trial were conducted with the healthy volunteers as inpatients in a clinical trial unit. Although the Company expects to have a formal analysis at a later time, the conclusions from the clinical research organization conducting the studies were that there were no clinically significant changes in any safety assessments including clinical lab tests, vital signs and ElectroCardiograms (ECGs) in any of the parts of the Phase I trial.

With the completion of the Phase I oral dosing trial, the Company is now poised to conduct a proof-of-concept clinical trial to investigate the safety and efficacy of topical formulations of its lead compound in patients suffering from mild-to-moderate psoriasis. Psoriasis is characterized by an increase in activity of the intracellular transcription factors NF-kB and STAT3, which are responsible for driving the inflammation associated with this disease. Much preclinical data suggests that the Company’s lead compound can attenuate the activity of these two transcription factors thus producing anti-inflammatory effects. The Company currently anticipates that a safety and efficacy clinical trial for mild-to-moderate psoriasis will commence in 2016.

As of the date of this filing, the Company had received $2.0 million under the Notes, which is sufficient to support its current operations through January 2016. On November 3, 2015, NASDAQ informed the Company that they had denied the Company’s request for continued listing on the NASDAQ Stock Market and suspended the shares from listing effective at the open of business on November 5, 2015. As a result of the delisting, under the terms of the Notes, the Company will be unable to repay the obligations using shares of the Company’s common stock and will be required to repay the principal and interest in cash, unless this condition is waived by the Holders. The Company is negotiating a waiver of this requirement with the Holders of the Notes. There can be no assurance that the Company will be successful. Even if the Company is successful in renegotiating the payment terms and can continue to draw funds in accordance with the terms and conditions under the Notes, the Company will need to negotiate longer term payment plans on various liabilities and outstanding obligations. As a result, regardless of the outcome of the discussion with the Holders of the Notes, the Company will need to continue to explore a variety of potential financing options, including additional private placements and financing transactions. There can be no assurance that the Company will be successful in obtaining such additional funding on commercially favorable terms, if at all. If the Company is not successful in negotiating terms or it does not raise sufficient funding, it may be forced to curtail clinical trials and product development activities.

As a result of this uncertainty, there is substantial doubt about the Company’s ability to continue to be a going concern. The Company’s continuation as a going concern depends upon its ability to negotiate favorable payment terms on various obligations and obtain additional financing to provide cash to meet its obligations as may be required, and ultimately to attain profitable operations and positive cash flows. There have been no adjustments made to the condensed consolidated financial statements related to the Company’s ability to continue as a going concern. The Company has no commercial products on the market at this time, and no associated revenues due to exiting the dietary supplement market in the U.S. While the Company is evaluating overseas market opportunities through possible licensing arrangements, it has not yet entered into any such licensing arrangements. There is no assurance that favorable arrangements will be successful.

3.	Fair Value

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

In April, 2015, additional funds totaling $3.5 million were received by the Company directly from insurers for costs incurred arising from various legal proceedings, which has been recorded as other income in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2015.

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

Assets and liabilities of discontinued dietary supplement operations consisted of the following as of:

$ thousands	September 30, 2015	December 31, 2014
	(Unaudited)
Assets:
Prepaid expenses	$3	$6
Machinery and equipment	24	25
Total assets	$27	$31

Liabilities:
Accounts payable	$328	$412
Accrued expenses	79	121
Total current liabilities	$407	$533

Results of discontinued operations for the period were:

	For the three months ended		For the nine months ended
$ thousands (unaudited)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	Unaudited		Unaudited
Net sales	$-	$297	$-	$2,139
Cost of goods sold	-	508	-	1,291
Gross (deficit) margin	-	(211)	-	848
Operating expenses	10	173	81	1,845
Operating loss from discontinued operations	$(10)	$(384)	$(81)	$(997)

6.	Accrued Expenses:

As of September 30, 2015 and December 31, 2014, accrued expenses included the following:

$ thousands	2015	2014
	(Unaudited)
Accrued Expenses:
Accrued restructuring charges	$1,248	$3,391
Accrued payroll and related expenses	2,454	3,132
Accrued legal expenses	340	2,242
Accrued expenses	203	164
Total current liabilities	$4,245	$8,929

7.	Restructure Charge:

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

For the nine months ended September 30, 2015, we incurred no restructuring charges, compared to $4.5 million for involuntary termination charges for the same period in 2014.

For the nine months ended September 30, 2015, we paid $2.1 million related to restructuring costs previously accrued, which was primarily related to involuntary termination costs. Approximately $1.7 million of involuntary termination costs were settled in stock. For the same period in 2014, we paid $1.1 million related to involuntary termination costs.

8.	Derivative Liability

As previously disclosed, on June 16, 2015, the Company entered into a Securities Purchase Agreement for the issuance and sale by the Company of 1,644,500 shares of common stock and warrants to purchase up to 1,233,375 shares of common stock. The warrants which have an exercise price of $2.83 are exercisable six months following the issuance and will expire on the fifth anniversary of the initial date that the warrants become exercisable. For a period of six months following the issuance of the warrants, they contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions.

Following the guidance in ASC 815-40, the Company recorded the warrants issued as derivative instruments due to their full ratchet anti-dilution provision.

The warrant liability is accounted for at its fair value (Level 3, see Note 3) as follows:

In 000’s
Fair value recorded at transaction date (June 16, 2015)	$2,131
Change in fair value of warrant liability since issuance	(1,602)
Fair value of warrant liability at September 30, 2015	$529

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company uses the Binomial Model to estimate the fair value of the warrants classified as derivative instruments with the following assumptions:

	At June 16, 2015	At September 30, 2015
Risk-free interest rate	1.81%	1.37%
Expected volatility	70.3%	91.0%
Expected term	5.5 Years	5.3 Years
Dividend yield	0.00%	0.00%

In connection with the Senior Secured Notes previously discussed, the full ratchet anti-dilution protection exercise price has occurred. The new exercise price of the warrants will be $0.66. All other terms of the warrants remain the same. See Note 2 Liquidity and Management’s Plans.

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

Stock Option Plans

Prior to 2008, the Company adopted a 1998 Stock Option Plan and a 2000 Equity Incentive Plan, and in September 2008, it adopted a 2008 Incentive Award Plan (collectively, the “Plans”). The Plans provide for the award of options to purchase common stock, restricted shares of common stock and certain other equity and equity-based awards to directors, officers, employees and consultants or advisors of the Company and certain affiliated entities. In the aggregate, as of September 30, 2015 the Plans provide for grants of both qualified and non-qualified stock options, as well as other equity-based awards, with respect to up to 2,408,000 shares in the aggregate.

 As of September 30, 2015, there were 883,400 options issued and outstanding with a weighted average exercise price of $54.97 per share.

A summary of the status of the Company’s unvested stock options at September 30, 2015, and changes during the nine months then ended, is presented below.

Non-Vested Stock Options (unaudited)	Shares	Weighted Average Grant-Date Fair Value
Non-Vested at December 31, 2014	313,000	$22.44
Granted	4,000	2.08
Vested	(10,000)	(8.61)
Forfeited	(102,000)	23.18
Non-Vested at September 30, 2015	205,000	$22.35

As of September 30, 2015, there was $649,000 of unrecognized compensation cost related to unvested share-based compensation arrangements under the Plans. The compensation cost will be recognized over the next 39 months.

During the nine months ended September 30, 2015, 4,000 ten year stock options were granted to board members. 2,000 options were granted at an exercise price of $3.00 per share, vesting 50% after one year and 100% after two years. 2,000 options were granted at an exercise price of $1.16 per share and vested immediately. No stock options were exercised during the nine months ended September 30, 2015.

As of September 30, 2015, 942,159 shares have been issued from the 2008 Incentive Award Plan to satisfy severance agreements and to provide stock in lieu of cash compensation to Dr. Chapman and Dr. Mullan.

The outstanding stock options as of September 30, 2015 had no intrinsic value.

Warrant activity

On June 16, 2015, the Company entered into a Securities Purchase Agreement for the issuance and sale by the Company of 1,644,500 shares of common stock and warrants to purchase up to 1,233,375 shares of common stock. The warrants which have an exercise price of $2.83 are exercisable six months following the issuance and will expire on the fifth anniversary of the initial date that the warrants become exercisable. For a period of six months following the issuance of the warrants, they contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions.

During the nine months ended September 30, 2015, 196,072 warrants were exercised resulting in gross proceeds to the Company of $389,000.

During the nine months ended September 30, 2015, 168,337 warrants with an exercise price of $3.75 were issued as a part of a private placement that the Company completed in January 2015, 69,831 warrants with an exercise price of $3.00 were issued as part of a private placement that the Company completed in May 2015 and 1,233,375 warrants with an exercise price of $2.83 were issued as part of a private placement that the Company completed in June 2015.

As of September 30, 2015, the Company had 2,360,974 warrants outstanding with a weighted average exercise price of $12.16 per share. The intrinsic value of the exercisable warrants at September 30, 2015 was zero.

10.	Commitments, Contingencies and Other Matters:

Litigation

Securities Class Action Settlement

On Monday, March 2, 2015, the United States District Court for the Eastern District of Virginia, preliminarily approved the Company’s securities class action settlement in the amount of $5.9 million. The settlement stipulated that the amount of $5.9 million, which included litigation costs, be paid from certain Rock Creek Pharmaceuticals, Inc. (f/k/a Star Scientific, Inc.) D&O insurance policies. The funding of the settlement by insurers occurred in March 2015.

On May 4, 2015, the court entered an order setting a meeting with the court’s mediator, Magistrate Judge Novak, regarding an indemnification issue related to the settlement. The indemnification issue was subsequently resolved with Judge Novak’s assistance. After notice was furnished to the class, a final approval hearing was held on June 11, 2015, at which the court indicated it intended to approve the settlement. The court subsequently entered a final judgment and order of dismissal with prejudice on June 26, 2015.

Derivative Action Lawsuits

On or around January 27, 2015, the parties to the derivative actions concluded a stipulation of settlement and the plaintiffs filed a motion of approval of the settlement. The proposed settlement provided for the implementation of certain corporate governance reforms and contemplated payment by the Company of certain attorney’s fees to plaintiffs counsel.

On March 27, 2015, the parties filed a joint submission setting forth additional information responsive to the Court’s order. On March 31, 2015, the Court entered orders preliminarily approving the proposed settlement and setting a further settlement hearing for July 10, 2015. On June 12, 2015, plaintiffs filed a motion for final approval of the settlement and a motion for attorney’s fees. On June 19, 2015 the Company filed a response contending that plaintiffs’ request for attorney’s fees was excessive. At the July 10, 2015 final approval hearing, the Court approved the settlement as fair and adequate and took under advisement plaintiffs’ motion for attorney’s fees. On July 13, 2015 the Court entered final judgment and, on July 17, 2015, issued an order directing the parties to schedule a settlement conference with the magistrate judge regarding plaintiffs’ motion for attorney’s fees. The settlement conference was held on August 26, 2015, but the parties were unable to agree on a settlement for attorney’s fees and the magistrate judge returned the matter to the Court to rule on the plaintiffs’ fee motions. As of the date of the filing, the Court has not issued a ruling. Pursuant to the stipulation of settlement, plaintiffs were required to dismiss the state court derivative actions with prejudice and on July 13, 2015 the state court issued an unopposed final order dismissing the matter with prejudice. At this time, the Company cannot predict the probable outcome of the claims against the Company for attorney’s fees. Accordingly, no amounts have been accrued in the consolidated financial statements.

Consumer Class Action

On January 27, 2014, Howard T. Baldwin filed a purported class action naming the Company, Rock Creek Pharmaceuticals, Inc., and GNC Holding, Inc., or “GNC,” as defendants.  The case was filed in the United States District Court for the Northern District of Illinois.  Generally, the complaint alleged that claims made for the Company’s Anatabloc® product have not been proven and that individuals purchased the product based on alleged misstatements regarding characteristics, uses, benefits, quality and intended purposes of the product.  The complaint purported to allege claims for violation of state consumer protection laws, breach of express and implied warranties and unjust enrichment.  The Company has agreed to indemnify and defend GNC pursuant to the terms of the purchasing agreement between RCP Development and GNC. Consistent with that commitment, the Company has agreed to assume the defense of this matter on its own behalf as well as on behalf of GNC. The defendants filed a motion to dismiss the complaint on March 24, 2014. On January 13, 2015, the Court entered an order dismissing the complaint in its entirety without prejudice.

On February 10, 2015, Mr. Baldwin filed an Amended Complaint against Rock Creek Pharmaceuticals, Inc. f/k/a Star Scientific, Inc., RCP Development, Inc. f/k/a Rock Creek Pharmaceuticals, Inc. and GNC Holdings, Inc. (collectively “Defendants”). The Amended Complaint also includes an additional named plaintiff, Jerry Van Norman, who alleges that he is a citizen of Parkville, Missouri. The Amended Complaint requests certification of an “Illinois Class” consisting of all persons who paid, in whole or in part, for Anatabloc® dietary supplement in Illinois between August 1, 2011 and the present for personal, family or household uses,” and a “Missouri Class” consisting of “all persons who paid, in whole or in part, for Anatabloc® dietary supplement in Missouri between August 1, 2011 and the present for personal, family or household uses.” The Amended Complaint is pleaded in seven counts: (1) violation of the Consumer Fraud and Deceptive Business Practices Act of Illinois; (2) violation of the Missouri Merchandising Practice Act; (3) breach of express warranty under Illinois law; (4) breach of express warranty under Missouri law; (5) breach of implied warranty of merchantability under Illinois law; (6) breach of implied warranty of merchantability under Missouri law; and (7) unjust enrichment.

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

The Defendants timely moved to dismiss the Amended Complaint on March 10, 2015. Plaintiffs filed a memorandum in response to the motion to dismiss on April 9, 2015, and Defendants filed their reply memorandum on April 22, 2015.  On April 28, 2015, the Court entered an order lifting the stay of discovery that had been in place in the case. The Plaintiffs served discovery requests on May 18, 2015, to which the Company responded on June 17, 2015. The Company is continuing to produce responsive documents to the Plaintiffs on a rolling basis. The next status hearing before the Court was scheduled for September 24, 2015 and was reset for November 23, 2015. To date, no amounts for loss contingency have been accrued in the consolidated financial statements.

Action by Iroquois Master Fund, Ltd. and American Capital Management, LLC

On February 19, 2015, the Company became aware of a complaint filed on February 18, 2015, in New York Supreme Court for New York County in which the Company and its Chief Executive Officer, Dr. Michael J. Mullan, are named as a defendants. The complaint was filed by Iroquois Master Fund, Ltd. and American Capital Management, LLC, who were investors in a private placement of the Company’s securities completed in March 2014 (the “Private Placement Transaction”). The complaint also names as a defendant John J. McKeon, a shareholder of the Company. Iroquois and American Capital are seeking $4.2 million, in the aggregate, in damages or, alternatively, rescission of the Private Placement Transaction, premised on allegations that the Company entered into a “sham” loan agreement with Mr. McKeon to provide the Company with a $5.8 million line of credit in order to fraudulently induce Iroquois and American Capital to acquire the Company’s securities. On April 29, 2015, the Company filed a motion to dismiss the complaint because (i) plaintiffs did not register to do business with the New York Secretary of State, and thus lack the capacity to sue in New York, and (ii) the court lacks personal jurisdiction over the company and Dr. Mullan because the defendants were not present in New York in connection with the Private Placement Transaction, and the critical events relating to it did not take place in New York. Plaintiff served its papers in opposition to that motion on June 5, 2015 and the Company served its reply papers on July 1, 2015. Oral argument on the motion was held September 8, 2015 and a decision is expected shortly after the date of filing. Although the Company believes that plaintiffs’ material allegations are without merit and intends to vigorously defend itself and Dr. Mullan against such allegations, no assurances can be given with respect to the outcome of the motion to dismiss or more generally to the litigation.

The Company has been notified by its insurance carrier that the carrier’s position is that legal costs incurred on behalf of the Company for the Iroquois Master Fund, Ltd. and American Capital Management, LLC action are not covered under the Company’s policy, although any legal costs incurred on behalf of the Company’s Chief Executive Officer, Dr. Michael J. Mullan, would be covered, subject to the policy retention. All legal costs incurred to date for this action through September 30, 2015 have been recorded in the accompanying financial statements accordingly.

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

On June 11, 2015, the Company was informed that Mr. Williams plans to file an arbitration action against the Company under his employment agreement to assert his alleged contractual severance entitlement. Mr. Williams alleges that the election of the Company’s Board of Directors at the Company’s December 2013 annual stockholder meeting triggered a provision of his employment agreement that provides for severance in the amount of $2.5 million. However, the Company disagrees that such stockholder meeting triggered the severance entitlement and that Mr. Williams voluntarily resigned from his employment with the Company in August 2014 without any contractual right to severance compensation. No accrual has been made in the accompanying financial statements as the Company does not believe the claim has merit. As of the date of this filing, Mr. Williams has not filed an arbitration action against the Company.

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

As an update to the foregoing, based on informal communications from Mr. McKeon in June 2015, the Company believes that if the Company takes action to enforce the loan facility against Mr. McKeon, Mr. McKeon may assert claims against the Company relating to the Advance and relating to other investments made by Mr. McKeon in the Company. During the June 2015 communications, Mr. McKeon informed the Company that he may have claims against the Company relating to the loan facility and the Advance, as well as the investment made by Mr. McKeon in the Company’s August 2014 private placement. However, Mr. McKeon has refused to provide details regarding the nature of the alleged claims and whether he intends to assert them in a legal action. The Company believes that the loan facility has remained in effect at all times notwithstanding Mr. McKeon’s refusal to make advances thereunder. The Company has reserved all of its rights to enforce the loan facility, but has not filed an action against Mr. McKeon at this time.

NASDAQ Listing Rule 5550(b)(2)

On September 22, 2015, the Company received a notice from The Nasdaq Stock Market (“Nasdaq”) stating that, as a result of the Company’s failure to regain compliance with Listing Rule 5550(b)(2), which requires the Company to maintain a minimum market value of $35,000,000 with respect to its listed securities, the Company’s common stock is now subject to delisting from The Nasdaq Capital Market. The notice further provided that unless the Company requested an appeal of that determination, trading of the Company’s common stock would have been suspended at the opening of business on October 1, 2015 and a Form 25-NSE filed with the Securities and Exchange Commission, which would have removed the Company’s common stock from listing and registration on Nasdaq. In the notice, NASDAQ also referred to the notice, the Company received on July 16, 2015 from NASDAQ, notifying the Company that the transaction with five institutional investors which was completed on June 16, 2015, did not comply with NASDAQ’s shareholder approval rules. Under NASDAQ Listing Rule 5635(d)(2), a listed issuer is required to obtain prior stockholder approval for any “sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the stock.” The closing bid price of the Company’s common stock on June 16, 2015 (the date of the Securities Purchase Agreement for the Transaction) was $2.80 per share, and the Company had 8,482,358 shares of common stock outstanding as of May 31, 2015.

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

The Company appealed NASDAQ’s determination and requested a hearing before the hearings panel pursuant to the procedures set forth in the Nasdaq Listing Rules in order to present a plan to regain compliance with the minimum market value requirement and the stockholder approval requirements. The Company’s hearing request stayed the suspension of the Company’s stock and the filing of the Form 25-NSE pending the panel’s decision. The hearing was held on October 29, 2015.

On November 3, 2015, the Company received a letter from the Nasdaq Stock Market ("NASDAQ") stating that a NASDAQ Hearings Panel had denied the Company’s request for continued listing and would delist the Company's shares from NASDAQ effective at the open of business on Thursday, November 5, 2015.

The Company's shares are being delisted as a result of the Company’s failure to comply with Nasdaq Listing Rule 5550(b)(2), which requires the Company to maintain a minimum “Market Value of Listed Securities” of $35 million for continued listing on the NASDAQ Capital Market.

The Company’s common stock began trading on the OTC market under the current ticker symbol "RCPI" effective at the open of the market on November 5, 2015. The Company has filed to be traded on the OTCQB for which it is eligible. The OTCQB market is generally limited to companies that are subject to and current in Securities and Exchange Commission reporting obligations. The Company does not intend to request that the Nasdaq Listing and Hearing Review Council review the Panel's decision. The Company was also notified that NASDAQ will complete the delisting by filing a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission after applicable appeal periods have lapsed.

Commitments

The Company had research and development and other contracted commitments totaling $0.8 million as of September 30, 2015.

11.	Subsequent Events:

On October 14, 2015, the Company entered into definitive agreements with several institutional investors relating to a private placement (the “Private Placement”) of $20.0 million in principal amount of Senior Secured Convertible Notes due on October 15, 2018 (the “Notes”). The Notes were issued pursuant to a Securities Purchase Agreement, dated October 14, 2015, among the Company and the purchasers of the Notes (the “Purchase Agreement”). The Notes were offered and sold solely to certain “accredited investors” within the meaning of the federal securities laws. The closing of the Private Placement occurred on October 15, 2015.

The Private Placement results in gross proceeds of $20.0 million, before placement agent fees and other expenses associated with the transaction. The Company received $1.0 million of the proceeds from the sale of the Notes at closing of the Private Placement in unrestricted cash. The remaining $19.0 million of the proceeds will be held in accounts that are subject to Deposit Account Control Agreements among Whitney Bank d/b/a Hancock Bank, a Mississippi chartered banking corporation, the Company, and the investors. The Notes provide for distribution of the proceeds held pursuant to the Deposit Account Control Agreements as follows: $500,000 upon the initial filing of a registration statement pursuant to the Registration Rights Agreement described below; $1.0 million upon a public announcement by the Company that the Company’s initial Phase I clinical trial in the United Kingdom resulted in no safety concerns to enable the Company to continue clinical studies; $2.0 million on the 30th trading day following the date the registration statement becomes effective; and the balance to be disbursed at the rate of $1.0 million per month on the first trading day of each calendar month following the later of (1) the date on which the Company obtains stockholder approval of the issuance of the Notes and the shares issuable pursuant thereto in compliance with Nasdaq Listing Rules and (2) the 60th trading day following the earlier to occur of (A) an effective registration statement covering the resale of all the shares issuable upon conversion of the Notes and (B) the eligibility of the shares issuable pursuant to the Notes for sale without restriction under Rule 144 and without the need for registration. The proceeds will be used for general corporate purposes. On October 15, 2015, the Company announced a successful Phase I clinical trial and $1,000,000 was released from the Control Account into unrestricted cash.

Disbursement of the remaining proceeds of the Notes is also subject to our satisfaction of certain Equity Conditions (as defined in the Note), including continued listing of our common stock on the NASDAQ Capital Market. Our common stock was delisted from the NASDAQ Capital Market effective at the open of business on Thursday, November 5, 2015. Our shares were delisted as a result of our failure to comply with NASDAQ Listing Rule 5550(b)(2), which requires us to maintain a minimum “Market Value of Listed Securities” of $35 million for continued listing on the NASDAQ Capital Market. We are negotiating with the Holders of the Notes to address whether the Notes will be amended or the Equity Condition waived to permit payment in shares and additional disbursements of proceeds.

The Notes will be convertible at any time at the option of the holder into shares of the Company’s common stock at $1.12 per share, subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or sells shares of the Company’s common stock, rights to purchase shares of the Company’s common stock, or securities convertible into shares of the Company’s common stock for a price per share that is less than the conversion price then in effect, the conversion price then in effect will be decreased to equal such lower price. The foregoing adjustments to the conversion price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans.

On the last trading day of each month (the “Installment Dates”), commencing on the earlier of the date that is 60 days following the closing date and the initial date a registration statement filed pursuant to the Registration Rights Agreement described below is declared effective (the “Effective Date”) by the Securities and Exchange Commission (the “SEC”), the Company will pay to each holder of a Note an amount equal to (1) one-twentieth (1/20th) of the original principal amount of such holder’s Note (or the principal outstanding on the Installment Date, if less), plus (2) the accrued and unpaid interest with respect to such principal, plus (3) the accrued and unpaid late charges (if any) with respect to such principal and interest.  Prior to maturity, the Notes will bear interest at 8% per annum (or 15% per annum during an event of default) with interest payable monthly in arrears on the Installment Dates and on conversion dates.

Each monthly payment may be made in cash, in shares of the Company’s common stock, or in a combination of cash and shares of the Company’s common stock. The Company’s ability to make such payments with shares of the Company’s common stock will be subject to satisfaction of various conditions during the 30 calendar day period before the date the Company provides notice to the holders of the Notes that it will pay a monthly payment with shares (the “Measurement Period”), including the existence of an effective registration statement covering the resale of the shares issued in payment (or, in the alternative, the eligibility of the shares issuable pursuant to the Notes for sale without restriction under Rule 144 and without the need for registration), continued listing (and not threat of delisting) on the Nasdaq Capital Market, and a certain minimum trading volume and trading price in the stock to be issued. Such shares will be valued, as of the date on which notice is given by the Company that payment will be made in shares, at the lower of (1) the then applicable conversion price and (2) a price that is 80% of the arithmetic average of the five lowest weighted average prices of the Company’s common stock during the 40 trading day period ending the trading day immediately before the applicable installment payment date. The Company’s right to pay monthly payments in shares will depend on the following trading volume and trading price requirements in the Company’s common stock for each day of the Measurement Period: a minimum of $150,000 in daily trading volume and a minimum arithmetic average of the volume-weighted average prices over the previous 40 trading days of $0.45, subject to adjustment for stock splits, stock dividends and similar transactions.

The impact of the subsequent event described in this footnote, NASDAQ Delisting, OTC Listing, on these Notes is still being discussed and evaluated with the holders of the Notes as of the date of this filing.

In connection with the Private Placement, the Company will issue to Maxim Group LLC, as the placement agent for the Private Placement, a warrant to purchase up to 446,429 shares of the Company’s common stock, subject to certain anti-dilution adjustments in the event of stock distributions, subdivisions, combinations or reclassifications, at an exercise price of $1.12 per share (the “Warrant”). The Warrant is exercisable during the period beginning on the 6 month anniversary of the issuance date of the Warrant and ending on the 5 year anniversary of the issuance date of the Warrant. If, under certain circumstances, there is no effective registration statement registering or prospectus available for the resale of the shares underlying the Warrant, then the Warrant may be exercised on a cashless basis. The Warrant also contains a “buy-in” provision that is triggered if the Company’s failure to timely issue shares upon exercise of the Warrant results in the purchase of shares by a Note holder or its broker for delivery in satisfaction of a sale of such shares.

The offers and sales of securities in the Private Placement were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506 thereunder.  Such offers and sales were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investors regarding the Company or the securities offered in the Private Placement.

Impact of Senior Secured Convertible Notes on June, 2015 Securities Purchase Agreement

In connection with the Senior Secured Convertible notes as discussed above, a full ratchet anti-dilution protection exercise price reduction in the warrants issued in conjunction with the June 16, 2015 Securities Purchase Agreement has occurred. The new exercise price of the warrants will be $0.66. All other terms of the warrants remain the same.

NASDAQ Delisting, OTC Listing

On November 3, 2015, the company received a letter from the Nasdaq Stock Market ("NASDAQ") stating that a NASDAQ Hearings Panel had denied the Company’s request for continued listing and would delist the Company's shares from NASDAQ effective at the open of business on Thursday, November 5, 2015.

The Company's shares are being delisted as a result of the company’s failure to comply with Nasdaq Listing Rule 5550(b)(2), which requires the Company to maintain a minimum “Market Value of Listed Securities” of $35 million for continued listing on the NASDAQ Capital Market.

The Company’s common stock began trading on the OTC market under the current ticker symbol "RCPI" effective at the open of the market on November 5, 2015. The Company has filed to trade on the OTCQB for which it is eligible. The OTCQB market is generally limited to companies that are subject to and current in Securities and Exchange Commission reporting obligations. The Company does not intend to request that the Nasdaq Listing and Hearing Review Council review the Panel's decision. The Company was also notified that NASDAQ will complete the delisting by filing a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission after applicable appeal periods have lapsed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (or “SEC”) on March 12, 2015 and our Definitive Proxy Statement, which was filed on March 23, 2015. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014.

Overview

We are a pharmaceutical development company focused on the discovery, development, and commercialization of therapies for chronic inflammatory disease and neurologic disorders, utilizing our proprietary compounds. Our development activities are currently focused on our lead compound, anatabine citrate, which we believe based on our accumulated data demonstrates anti-inflammatory properties. Prior to September 2014, we marketed and sold an anatabine-based dietary supplement under the name Anatabloc®, together with other anatabine-based products, but we discontinued the marketing and sale of such products in August 2014 and have narrowed the focus of our company to pharmaceutical development activities centered primarily on anatabine citrate as a lead drug candidate. Our strategy is to leverage the underlying science and clinical data accumulated by us (partly from our prior anatabine-based products) to advance our pharmaceutical development program.

In late 2013, our senior management and Board of Directors undertook certain significant corporate changes in order to position the Company as a drug development company working towards approved drug products under U.S. and international regulatory protocols that would present greater long-term revenue prospects. In December, 2013, our stockholders approved various matters necessary to effect the corporate transition.  As part of the corporate transition, Michael J. Mullan, MBBS (MD), PhD was appointed our Chief Executive Officer and Chairman of our Board of Directors, and Christopher C. Chapman, MD was appointed our President.  In addition to these significant management changes, our shareholders elected a new Board of Directors consisting of five new directors (including Dr. Mullan) and one existing director (Dr. Chapman). As previously disclosed, in June, 2014, Dr. Chapman resigned from the Company as President and from the Board of Directors.

Our corporate transition continued during 2014, during which we consolidated our offices to a single location in Sarasota, Florida, substantially reduced our employee headcount, and changed the name of the Company from Star Scientific, Inc. to Rock Creek Pharmaceuticals, Inc. In September, 2014, we completed the transition by discontinuing the Company’s historical business of marketing and selling anatabine-based nutritional supplements and other products

Our objective is to develop, obtain approval for, and commercialize pharmaceutical products utilizing our anatabine-based compounds and related compounds.  Our strategy for achieving this objective is to complete our Phase I clinical trial in the United Kingdom and to thereafter commence subsequent clinical trials in Europe, and longer term, under an FDA approved Investigational New Drug (“IND”) to conduct trials in the United States.  In connection with this strategy, we intend to leverage our substantial accumulated data from our prior business of developing, marketing, and selling anatabine-based dietary supplements, cosmetics, and tobacco craving reduction products.

We are focusing our drug development efforts on dermatological skin diseases, such as psoriasis, eczema and rare or orphan skin disorders, using our proprietary formulations of our lead compound anatabine.

Anatabine citrate is a small molecule, cholinergic agonist which exhibits anti-inflammatory pharmacological characteristics, with a mechanism of action distinct from other anti-inflammatory drugs available, such as biologics, steroids and non-steroidal anti-inflammatories. In pre-clinical testing anatabine demonstrates anti-inflammatory activity in a variety of in vitro and in vivo assays. Our lead compound has been investigated extensively in pre-clinical (in vitro and in vivo) studies resulting in several peer reviewed and published scientific journal articles, covering models of multiple sclerosis, Alzheimer’s disease and autoimmun thyroiditis. Individually and collectively, we believe that these studies demonstrated the anti-inflammatory effects of anatabine.  In addition, anatabine demonstrates very good bio-availability and the ability to cross the blood-brain barrier. Anatabine citrate was generally well tolerated in the human population when it was sold as a dietary supplement.

On January 30, 2015, we announced that the United Kingdom’s Medicines Healthcare Products Regulatory Agency (MHRA) approved its clinical trial authorization (CTA) application to commence a Phase 1 study to be conducted in the United Kingdom (UK) of our lead compound, anatabine citrate. The Phase I trial was comprised of a three part study to determine the pharmacokinetic (PK) profiles of selected modified release formulation prototypes and to evaluate safety and tolerability in healthy subjects.

On October 15, 2015, we announced the successful completion of the Phase I study. In part one of the Phase I trial, subjects took six different oral formulations of our experimental medication while safety and tolerability were assessed. The formulations differed in dose and time release profile, which produced a range of PK outcomes. All formulations were generally well tolerated with no serious adverse events or safety issues leading to study withdrawal. Part two of the trial examined the effects of food on PK profiles produced by single oral doses of the medication. There were no safety concerns with these “good effect” studies and the medication was again well tolerated. Part three of the Phase I trial was a randomized, double blind, placebo-controlled study design consisting of seven days of oral dosing of the study medication (or placebo) which demonstrated that our compound was safe and well tolerated.

All active treatment parts of the Phase I trial were conducted with the healthy volunteers as inpatients in a clinical trial unit. Although we expect to have a formal analysis at a later time, the conclusions from the clinical research organization conducting the studies were that there were no clinically significant changes in any safety assessments including clinical lab tests, vital signs and Electrocardiagrams (ECGs) in any of the parts of the Phase I trial.

With the completion of the Phase I oral dosing trial, we are now poised to conduct a proof-of-concept clinical trial to investigate the safety and efficacy of topical formulations of our lead compound in patients suffering from mild-to-moderate psoriasis. Psoriasis is characterized by an increase in activity of the intracellular transcription factors NF-kB and STAT3, which are responsible for driving the inflammation associated with this disease. Much preclinical data suggest that our lead compound can attenuate the activity of these two transcription factors thus producing anti-inflammatory effects. We currently anticipate that a safety and efficacy clinical trial for mild-to-moderate psoriasis will commence in 2016.

Restructuring

In 2014, we were successful in consolidating our offices from three locations to one location in Sarasota, Florida. We also decreased the number of full time dedicated employees from twenty-five to seven. We believe our nine months ended September 30, 2015 results reflect significant cost savings due to the restructuring. Our general and administrative expenses have declined by approximately $17.3 million or 70.5% for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to a reduction of overhead of $6.5 million, a reduction of legal of $2.1 million and a reduction of non-cash stock compensation of $8.7 million.

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

Securities Purchase Agreement

On June 16, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with five institutional investors which provided for the issuance and sale of  1,644,500 shares of our common stock (the “Shares”) and warrants to purchase up to 1,233,375 shares of common stock (the “Warrants”) in a registered direct offering.  The Shares and Warrants were sold in units, each of which is comprised of one Share and 0.75 Warrants to acquire one share of common stock. The purchase price per unit in the offering was $2.25.  The warrants, which have an exercise price of $2.83, are exercisable six months following the date of issuance and will expire on the fifth anniversary of the initial date that the warrants become exercisable. For a period of six months following the issuance of the warrants, the warrants will contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions. The closing of the offering occurred on June 19, 2015. An aggregate of $3,441,116, net of expenses, was raised in the offering. The proceeds are being used for clinical development activities, working capital and general corporate purposes. As part of the Purchase Agreement, we agreed not to make any sales under the Sales Agreement, nor to directly or indirectly offer, sell, assign, transfer, pledge, contract to sell, any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock, including the filing of a registration statement with the SEC in respect thereof, for 90 days from the close of the transaction.

Maxim Group LLC (“Maxim”) was the exclusive placement agent for the offering under a Placement Agent Agreement, dated June 16, 2015, between Maxim and us (the “Placement Agent Agreement”).  Upon the closing of the offering, pursuant to the Placement Agent Agreement, Maxim received a placement agent fee of $259,009.  In addition, the Placement Agent Agreement provides that for a period of twelve (12) months from the date of the Placement Agent Agreement, we granted to Maxim the right of participation to act as lead managing underwriter and book runner or sole placement agent for any and all future registered offerings and private placements of equity, equity-linked and debt offerings during such twelve (12) month period, subject to exceptions for our current at-the-market facility and private placements of securities in which we do not engage a placement agent.

In connection with the Senior Secured Convertible Notes as discussed below, the full ratchet anti-dilution protection exercise price of the warrants has occurred. The new exercise price of the warrants will be $0.66. All other terms of the warrants remain the same.

Senior Secured Convertible Notes

On October 14, 2015, we entered into definitive agreements with two institutional investors relating to a private placement (the “Private Placement”) of $20.0 million in principal amount of Senior Secured Convertible Notes due on October 15, 2018 (the “Notes”). The Notes were issued pursuant to a Securities Purchase Agreement, dated October 14, 2015, among us and the purchasers of the Notes (the “Purchase Agreement”). The Notes were offered and sold solely to certain “accredited investors” within the meaning of the federal securities laws. The closing of the Private Placement occurred on October 15, 2015.

The Private Placement results in gross proceeds of $20.0 million, before placement agent fees and other expenses associated with the transaction. We received $1.0 million of the proceeds from the sale of the Notes at closing of the Private Placement in unrestricted cash. The remaining $19.0 million of the proceeds will be held in accounts that are subject to Deposit Account Control Agreements among Whitney Bank d/b/a Hancock Bank, a Mississippi chartered banking corporation, us, and the investors. The Notes provide for distribution of the proceeds held pursuant to the Deposit Account Control Agreements as follows: $500,000 upon the initial filing of a registration statement pursuant to the Registration Rights Agreement described below; $1.0 million upon a public announcement by us that our initial Phase I clinical trial in the United Kingdom resulted in no safety concerns to enable us to continue clinical studies; $2.0 million on the 30th trading day following the Effective Date (as defined below); and the balance to be disbursed at the rate of $1.0 million per month on the first trading day of each calendar month following the later of (1) the date on which we obtain stockholder approval of the issuance of the Notes and the shares issuable pursuant thereto in compliance with Nasdaq Listing Rules and (2) the 60th trading day following the earlier to occur of (A) an effective registration statement covering the resale of all the shares issuable upon conversion of the Notes and (B) the eligibility of the shares issuable pursuant to the Notes for sale without restriction under Rule 144 and without the need for registration. The proceeds will be used for general corporate purposes. On October 15, 2015, we announced a successful Phase I clinical trial and $1,000,000 was released from the Control Account into unrestricted cash.

Disbursement of the remaining proceeds of the Notes is also subject to our satisfaction of certain Equity Conditions (as defined in the Note), including continued listing of our common stock on the NASDAQ Capital Market. Our common stock was delisted from the NASDAQ Capital Market effective at the open of business on Thursday, November 5, 2015. Our shares were delisted as a result of our failure to comply with NASDAQ Listing Rule 5550(b)(2), which requires us to maintain a minimum “Market Value of Listed Securities” of $35 million for continued listing on the NASDAQ Capital Market. We are negotiating with the Holders of the Notes to address whether the Notes will be amended or the Equity Condition waived to permit payment in shares and additional disbursements of proceeds.

The Notes will be convertible at any time at the option of the holder into shares of our common stock at $1.12 per share, subject to adjustment for stock splits, stock dividends, and the like. In the event that we issue or sell shares of our common stock, rights to purchase shares of our common stock, or securities convertible into shares of our common stock for a price per share that is less than the conversion price then in effect, the conversion price then in effect will be decreased to equal such lower price. The foregoing adjustments to the conversion price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, subject to certain exceptions, at any time, a holder of Notes may convert all or part of such holder’s Notes into shares of our common stock at a conversion price, subject to adjustment upon stock splits, stock dividends and the like, equal to the lower of (1) the conversion price then in effect and (2) the lowest of (A) 80% of the volume-weighted average price of our common stock as of the trading day immediately preceding the delivery of the applicable conversion notice by such holder of Notes, (B) 80% of the volume-weighted average price of the common stock as of the trading day of the delivery of the applicable conversion notice by such holder of Notes, and (C) 80% of the arithmetic average of the five lowest volume-weighted average prices of our common stock during the 40 consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice by such holder of Notes (such conversion price, the “Alternate Conversion Price”), provided that any such shares of common stock sold by such holder of Notes (or its affiliates) may not exceed 25% of the aggregate daily share trading volume of our common stock on such trading day.

On the last trading day of each month (the “Installment Dates”), commencing on the earlier of the date that is 60 days following the closing date and the initial date a registration statement filed pursuant to the Registration Rights Agreement described below is declared effective (the “Effective Date”) by the Securities and Exchange Commission (the “SEC”), we will pay to each holder of a Note an amount equal to (1) one-twentieth (1/20th) of the original principal amount of such holder’s Note (or the principal outstanding on the Installment Date, if less), plus (2) the accrued and unpaid interest with respect to such principal, plus (3) the accrued and unpaid late charges (if any) with respect to such principal and interest.  Prior to maturity, the Notes will bear interest at 8% per annum (or 15% per annum during an event of default) with interest payable monthly in arrears on the Installment Dates and on conversion dates.

Each monthly payment may be made in cash, in shares of our common stock, or in a combination of cash and shares of our common stock. Our ability to make such payments with shares of our common stock will be subject to satisfaction of various conditions during the 30 calendar day period before the date we provide notice to the holders of the Notes that we will pay a monthly payment with shares (the “Measurement Period”), including the existence of an effective registration statement covering the resale of the shares issued in payment (or, in the alternative, the eligibility of the shares issuable pursuant to the Notes for sale without restriction under Rule 144 and without the need for registration), continued listing (and not threat of delisting) on the Nasdaq Capital Market, and a certain minimum trading volume and trading price in the stock to be issued. Such shares will be valued, as of the date on which notice is given by us that payment will be made in shares, at the lower of (1) the then applicable conversion price and (2) a price that is 80% of the arithmetic average of the five lowest weighted average prices of our common stock during the 40 trading day period ending the trading day immediately before the applicable installment payment date. Our right to pay monthly payments in shares will depend on the following trading volume and trading price requirements in our common stock for each day of the Measurement Period: a minimum of $150,000 in daily trading volume and a minimum arithmetic average of the volume-weighted average prices over the previous 40 trading days of $0.45, subject to adjustment for stock splits, stock dividends and similar transactions.

The impact of the subsequent event described in Note 11, NASDAQ Delisting, OTC Listing, on these Notes is still being discussed and evaluated with the holders of the Notes as of the date of this filing.

The Notes contain customary events of default, the occurrence of which trigger certain acceleration and redemption rights. These events of default include, among other things, material defaults under the transaction documents, certain indebtedness defaults, and material adverse events. Upon the occurrence of an event of default under the Notes, a holder of a Note may require us to redeem all or a portion of its Note until the 20th trading day after the later of (1) the date the event of default is cured and (2) the date the holder of the Note receives notice of the event of default that includes a description thereof and our plans to cure such default. Each portion of the Note subject to such redemption must be redeemed by us, in cash, at a price equal to the greater of (1) 125% of the sum of (A) the amount being redeemed (including principal, accrued and unpaid interest, and accrued and unpaid late charges) and (B) the amount of interest that would have accrued with respect to the amount being redeemed from the applicable redemption date through the maturity date, and (2) the product of (A) the conversion rate then in effect multiplied by (B) the product of (I)125% multiplied by (II) the greatest closing sale price of the shares of common stock during the period beginning on the date immediately preceding the event of default and ending on the date we pay the entire redemption price to the holder.

A holder of a Note may also require us to redeem all or a portion of its Note in connection with a transaction that results in a Change of Control (as defined in the Notes). Each portion of the Note subject to such redemption must be redeemed by us, in cash, at a price equal to the greatest of (1) 125% of the sum of (A) the amount being redeemed (including principal, accrued and unpaid interest, and accrued and unpaid late charges) and (B) the amount of interest that would have accrued with respect to the amount being redeemed from the applicable redemption date through the maturity date, (2) the product of (A) the amount being redeemed multiplied by (B) the quotient determined by dividing (I) the greatest closing sale price of the shares of common stock during the period beginning on the date immediately preceding the earlier to occur of (i) the consummation of the Change of Control and (ii) the public announcement of such Change of Control and ending on the date the holder delivers a redemption notice to us, by (II) the conversion price then in effect, and (3) the product of (A) the amount being redeemed multiplied by (B) the quotient of (I) the aggregate cash consideration and the aggregate cash value of any non-cash consideration per share of common stock to be paid to the holders of the shares of common stock upon consummation of such Change of Control divided by (II) the conversion price then in effect.

If, during the period beginning on the closing date and ending on the second anniversary thereof, we offer, sell, grant any option to purchase, or otherwise disposes of any of our or our subsidiaries’ equity or equity equivalent securities (a “Subsequent Placement”), we must first notify each holder of the Notes of its intent to effect a Subsequent Placement.  If a holder of the Notes wishes to review the details of a Subsequent Placement, we must provide such details to such holder along with an offer to issue and sell to or exchange with all such holders 35% of the securities being offered in the Subsequent Placement, initially allocated among such purchasers on a pro rata basis.

The Notes include certain covenants, including, among others, the timely payment of principal and interest, certain limitations on the incurrence of indebtedness, restrictions on the redemption of outstanding securities, the filing of a resale registration statement, seeking stockholder approval of the issuance of the Notes and the shares issuable pursuant thereto in compliance with Nasdaq Listing Rules, restrictions on the transfer of assets and restrictions on the existence of liens on the our assets.

In connection with the Private Placement, we will enter into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchasers of the Notes under which we are required, on or before the 30th day after the closing of the Private Placement, to file an initial registration statement with the SEC covering the resale of the shares of common stock issuable pursuant to the Notes and to use our reasonable best efforts to have that initial registration statement declared effective as soon as practicable (but in no event later than the earlier of (1) the 60th day after the closing of the Private Placement (or the 90th day after the closing of the Private Placement if the registration statement is subject to review by the SEC), and (2) the 4th business day after the date we are notified by the SEC that the registration statement will not be reviewed or subject to further review). We will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if we fail to meet certain filing deadlines, effectiveness deadlines, maintenance requirements, and/or current public information requirements under the Registration Rights Agreement.

Under the Registration Rights Agreement, we are required to seek to register for resale 300% of the maximum number of shares of common stock issuable pursuant to the Notes, assuming, among other things, that the Notes are convertible at the Alternate Conversion Price and that interest on the Notes accrues through the 2nd anniversary of the closing of the Private Placement. This amount represents a good faith estimate of the maximum number of shares issuable pursuant to the Notes.

In connection with the Private Placement, we will issue to Maxim Group LLC, as the placement agent for the Private Placement, a warrant to purchase up to 446,429 shares of our common stock, subject to certain anti-dilution adjustments in the event of stock distributions, subdivisions, combinations or reclassifications, at an exercise price of $1.12 per share (the “Warrant”). The Warrant is exercisable during the period beginning on the 6 month anniversary of the issuance date of the Warrant and ending on the 5 year anniversary of the issuance date of the Warrant. If, under certain circumstances, there is no effective registration statement registering or prospectus available for the resale of the shares underlying the Warrant, then the Warrant may be exercised on a cashless basis. The Warrant also contains a “buy-in” provision that is triggered if our failure to timely issue shares upon exercise of the Warrant results in the purchase of shares by a Note holder or its broker for delivery in satisfaction of a sale of such shares.

The offers and sales of securities in the Private Placement were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506 thereunder.  Such offers and sales were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investors regarding us or the securities offered in the Private Placement.

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

Results of Operations

Our company’s unaudited condensed consolidated results for the three and nine month periods ended September 30, 2015 and 2014 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30
$ thousands (unaudited)	2015	2014	2015	2014
Total operating expenses	$3,496	$6,014	$9,339	$27,664
Operating loss from continuing operations	(3,496)	(6,014)	(9,339)	(27,664)

Total other income (expense)	665	(33)	5,398	(307)
Net loss from continuing operations	(2,831)	(6,047)	(3,941)	(27,971)
Loss on discontinued operations	(10)	(3,994)	(81)	(4,607)
Net loss	$(2,841)	$(10,041)	$(4,022)	$(32,578)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net Sales. We had no sales in the three months ended September 30, 2015 due to exiting the market for all Anatabloc® and CigRx®, or “dietary supplement,” products in 2014. In accordance with GAAP, all discontinued operations have been reclassified as discontinued operations for comparative purposes.

Gross Profit. Because we exited the market for sales of all dietary supplement products, we have no gross profit to report for the three months ended September 30, 2015. Activity for the three months ended September 30, 2014 has been reclassified as discontinued operations in accordance with GAAP for comparative purposes.

Total Operating Expenses. Total operating expenses (comprised of general and administrative and research and development expenses) were approximately $3.5 million for the three months ended September 30, 2015, compared to approximately $6.0 million from the same period in 2014, a decrease of approximately $2.5 million, or 41.7%. General and administrative expenses decreased by approximately $2.1 million, and research and development costs decreased by approximately $0.4 million.

General and Administrative Expenses. General and administrative expenses were approximately $2.2 million for the three months ended September 30, 2015, a decrease of approximately $2.1 million, or 48.8. %, from approximately $4.3 million for the same period in 2014. For the three months ended September 30, 2015, we had decreased legal expenses of $0.2 million; a decrease of non-cash charges of $0.6 million related to stock based compensation over the same period in the prior year; a decrease in the number of employees which translated into lower salaries, consolidation of offices which reduced rents, and lower travel, phone, computer expenses of $1.1 million due to completion of the restructuring that was undertaken in 2014; and a net decrease in various other expenses in the amount of $0.2 million .

Research and Development Expenses. We expended approximately $1.3 million on research and development in the three months ended September 30, 2015, compared to approximately $1.7 million in the comparable period in 2014. The research and development costs in the three months ended September 30, 2015 were directed principally toward testing safety and efficacy of anatabine citrate in preparation for advancing regulatory review and approvals. Our research and development costs for the three months ended September 30, 2014 were primarily in support of preparing for clinical trials which were approved in 2015. For the three months ended September 30, 2015, we incurred no expenses related to the Research and Royalty Agreement with Roskamp Institute due to no further sales of Anatabloc® products, compared to $12,000 for the three months ended September 30, 2014 which have been reclassified to discontinued operations in accordance with GAAP. See “Item 1. Business-Our Current Drug Development Program-Our Relationship with the Roskamp Institute” in our 2014 Form 10-K for more information relating to the Roskamp Institute.

Total Other Income and Expense. For the three months ended September 30, 2015, we had net other income of $0.6 million primarily related to gain on derivatives of $0.4 million and gain on sale of assets of $0.2 million, compared to expense of $33,000 primarily related to abandonment of leasehold improvements for closed offices in the same period in 2014.

Discontinued Operations, net. Loss on discontinued operations was $10,000 for the three months ended September 30, 2015, primarily related to expenses to exit the dietary supplement business, including insurance and disposal costs compared to $4.0 million for the same period in 2014; $0.4 million related to sales, cost of sales, marketing and selling expenses, and $3.6 million related to loss on assets and inventory.

Net Loss. We had a net loss of approximately $2.8 million for the three months ended September 30, 2015, compared to a net loss of approximately $10.0 million for the same period in 2014. The decreased net loss for the three months ended September 30, 2015 was primarily due to cost savings in relation to restructuring, a decrease in non-cash expenditures related to stock based compensation, and recognition of a gain on derivatives and the sale of repossessed assets.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net Sales. We had no sales in the nine months ended September 30, 2015 due to exiting the market for all Anatabloc® and CigRx®, or “dietary supplement,” products in 2014. In accordance with GAAP, all discontinued operations have been reclassified as discontinued operations for comparative purposes.

Gross Profit. Because we exited the market for sales of all dietary supplement products, we have no gross profit to report for the nine months ended September 30, 2015. Activity for the nine months ended September 30, 2014 has been reclassified as discontinued operations in accordance with GAAP for comparative purposes.

Total Operating Expenses. Total operating expenses (comprised of general and administrative and research and development expenses) were approximately $9.3 million for the nine months ended September 30, 2015, a decrease of approximately $18.3 million, or 66.3%, from approximately $27.6 million for the same period in 2014. General and administrative expenses decreased by approximately $17.3 million, and research and development costs decreased by approximately $1.0 million.

General and Administrative Expenses. General and administrative expenses were approximately $7.2 million for the nine months ended September 30, 2015, a decrease of approximately $17.3 million, or 70.5%, from approximately $24.4 million for the same period in 2014. For the nine months ended September 30, 2015, we had decreased legal expenses of $2.1 million primarily due to the completion of the Department of Justice (DOJ) investigation and settlement of the securities class action litigation and completion of the derivatives litigation; a decrease of non-cash charges of $8.7 million related to stock based compensation; a decrease in the number of employees which translated into lower salaries, consolidation of offices which reduced rents, and lower travel, phone, computer expenses of $6.2 million due to completion of restructuring that was undertaken in 2014, and other various expenses in the net amount of $0.3 million.

Research and Development Expenses. We expended approximately $2.1 million on research and development in the nine months ended September 30, 2015, compared to approximately $3.2 million in the comparable period in 2014. The research and development costs in the nine months ended September 30, 2015 were directed principally toward testing safety and efficacy of anatabine citrate in preparation for advancing regulatory review and approvals. Our research and development costs for the nine months ended September 30, 2014 were primarily in support of our anatabine-based dietary supplements and cosmetics, which have been discontinued and in the preparation of our Investigational New Drug (IND) submission, which occurred in June 2014, in addition to preparing for clinical trials. For the nine months ended September 30, 2015, we incurred no expenses related to the Research and Royalty Agreement with Roskamp Institute due to no further sales of Anatabloc® products, compared to $84,000 for the nine months ended September 30, 2014 all which have been reclassified to discontinued operations in accordance with GAAP. See “Item 1. Business-Our Current Drug Development Program-Our Relationship with the Roskamp Institute” in our 2014 Form 10-K for more information relating to the Roskamp Institute.

Total Other Income and Expense. For the nine months ended September 30, 2015, we had other income of $3.9 million, primarily due to insurance proceeds received related to completion of certain litigation matters, recognition of a gain on derivative instruments and a gain on sale of assets. For the nine months ended September 30, 2014, we had other expense of $307,000 primarily related to a loss reserve for notes receivable and loss on abandoned leasehold improvements for closed offices in connection with our planned restructuring.

Discontinued Operations, net. Loss on discontinued operations was $81,000 for the nine months ended September 30, 2015, primarily related to expenses to exit the dietary supplement business, including insurance and disposal costs, compared to $4.6 million for the same period in 2014; $998,000 related to sales, cost of sales, marketing and selling expenses, and $3.6 million related to loss on disposition of assets and inventory, a decrease of $4.5 million, or 97.8%.

Net Loss. We had a net loss of approximately $4.0 million for the nine months ended September 30, 2015, compared to a net loss of approximately $32.6 million for the same period in 2014. The decreased net loss for the nine months ended September 30, 2015 was primarily due to cost savings in relation to restructuring, a decrease in non-cash expenditures related to stock based compensation, recognition of a gain on derivative instruments, and receipt of non-recurring insurance proceeds.

Liquidity and Capital Resources

We have been operating at a loss for the past twelve years. Our future prospects will depend on our ability to successfully pursue our strategy of pharmaceutical development, manage overall operating expenses, and obtain additional capital necessary to support our operations. Historically, we generally funded our operations through private placements, sales under At Market Issuance Sales Agreement, Securities Purchase Agreements, as well as revenues from sale of our now-discontinued tobacco products, Anatabloc® and our other anatabine-based products. We have more recently focused our operations on the research and development of drug candidates, with the initial interest on developing our anatabine based compounds as potential drug candidates. Since we voluntarily discontinued the sale of our prior products, we have obtained the capital necessary to supports our operations through private placements, sales under our At Market Issuance Sales Agreement and a registered direct offering all, as described below.

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

On June 16, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with five institutional investors which provided for the issuance and sale of 1,644,500 shares of common stock (the “Shares”) and warrants to purchase up to 1,233,375 shares of common stock (the “Warrants”) in a registered direct offering.  The Shares and Warrants were sold in units, each of which is comprised of one Share and 0.75 Warrants to acquire one share of common stock. The purchase price per unit in the offering was $2.25.  The warrants, which have an exercise price of $2.83, are exercisable six months following the date of issuance and will expire on the fifth anniversary of the initial date that the warrants become exercisable. For a period of six months following the issuance of the warrants, the warrants will contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions. These warrants have been recorded as a Derivative Liability in the accompanying Balance Sheets. Please see Note 8 for further discussion of the Derivative Liability. The closing of the offering occurred on June 19, 2015. An aggregate of $3,441,116, net of expenses, was raised in the offering. The proceeds are being used for clinical development activities, working capital and general corporate purposes. As part of the Purchase Agreement, we agreed not to make any sales under the Sales Agreement, nor to directly or indirectly offer, sell, assign, transfer, pledge, contract to sell, any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock, including the filing of a registration statement with the SEC in respect thereof, for 90 days from the close of the transaction.

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

 On October 14, 2015, we entered into definitive agreements with several institutional investors relating to a private placement of $20.0 million in principal amount of Senior Secured Convertible Notes due on October 15, 2018 (the “Notes”) The Notes were issued pursuant to a Securities Purchase Agreement, dated October 14, 2015, among the Company and the purchasers of the Notes. The Notes were offered and sold solely to certain “accredited investors” within the meaning of the federal securities laws. The closing of the Private Placement took place on October 15, 2015. The Private Placement results in gross proceeds of $20.0 million, before placements fees and other expenses associated with the transaction. We received $1.0 million in proceed at closing of the Private Placement and received another $1.0 million upon our public announcement that our initial Phase I clinical trial in the United Kingdom resulted in no safety concerns and enables us to continue clinical studies. The Notes provide for further distribution of the proceeds held pursuant to a Deposit Account Control Agreement as follows: $500,000 upon the initial filing of a registration statement pursuant to the Registration Rights Agreement; $2.0 million on the 30th trading day following the Effective Date (as defined in the Agreement) and the balance to be disbursed at the rate of $1.0 million per month on the first trading day of each calendar month following the later of (1) the date on which we obtain stockholder approval of the issuance of the Notes and the shares issuable pursuant thereto in compliance with Nasdaq Listing Rules and (2) the 69th trading day following the earlier to occur of (A) an effective registration statement covering the resale of all the shares issuable upon conversion of the Notes and (B) the eligibility of the shares issuable pursuant to the Notes for sale without restriction under Rule 144 and without the need for registration.

As of the date of this filing, we had received $2.0 million under the Notes, which is sufficient to support our current operations through January 2016. On November 3, 2015, NASDAQ informed us that they had denied our request for continued listing on the NASDAQ Stock Market and suspended our shares from listing effective at the open of business on November 5, 2015. As a result of the delisting, under the terms of the Notes, we will be unable to repay our obligations using shares of our common stock and will be required to repay the principal and interest in cash, unless this condition is waived by the Holders. We are negotiating a waiver of this requirement with the Holders of the Notes. There can be no assurance that we will be successful. Even if we are successful in renegotiating the payment terms and can continue to draw funds in accordance with the terms and conditions under the Notes, we will need to negotiate longer term payment plans on various liabilities and outstanding obligations. As a result, regardless of the outcome of the discussion with the Holders of the Notes, we will need to continue to explore a variety of potential financing options, including additional private placements and financing transactions. There can be no assurance that we will be successful in obtaining such additional funding on commercially favorable terms, if at all. If we are not successful in negotiating terms or we do not raise sufficient funding, we may be forced to curtail clinical trials and product development activities.

As a result of this uncertainty, there is substantial doubt about our ability to continue to be a going concern. Our continuation as a going concern depends upon our ability to negotiate favorable payment terms on various obligations and obtain additional financing to provide cash to meet our obligations as may be required, and ultimately to attain profitable operations and positive cash flows. We have no commercial products on the market at this time, and no associated revenues due to exiting the dietary supplement market in the U.S. While we are evaluating overseas market opportunities through possible licensing arrangements, we have not yet entered into any such licensing arrangements.

Summary of Balances and Recent Sources and Uses

As of September 30, 2015, we had negative working capital of approximately $10.2 million, which included cash of approximately $0.1 million in current assets. We had cash and cash equivalents of approximately $0.4 million at December 31, 2014.

Net Cash From Operating Activities. During the nine months ended September 30, 2015, approximately $5.2 million of cash was used in operating activities compared to approximately $15.1 million of cash used in operating activities during the same period in 2014, a reduction of $9.9 million or 65.6%, due primarily to decreases in general and administrative expenses due to restructuring and slightly lower research and development costs, recognition of a gain from derivative liabilities, release of unvested share based incentive obligation, receipt of $4.3 million in insurance proceeds, coupled with deferred payment of many corporate obligations due to the Company’s cash position.

Net Cash From Investing Activities. During the nine months ended September 30, 2015, we generated a net of $47 thousand for investing activities from the sale of repossessed assets. During the same period last year, we used $150 thousand for investing activities for the purchase of fixed assets, net of payments received from trademark licensing agreements and notes receivable.

Net Cash From Financing Activities. During the nine months ended September 30, 2015, we generated net cash from financing activities of $5.0 million primarily through exercise of warrants for $389 thousand and the sale of common stock for $4.6 million as compared to the same period in 2014 where we generated net cash from financing activities of $13.8 million, through the exercise of warrants for $4.2 million and the sale of common stock for gross proceeds of $9.7 million.

Cash Demands on Operations

During the nine months ended September 30, 2015, we had losses from continuing operations that totaled $3.9 million. See “Overview” and “Results of Operations” above for a discussion of our decreased operating expenses and deferral of payments that resulted in decreased use of cash during the nine months ended September 30, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015, primarily because of remediation of a material weakness in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) described below.

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

Changes in Internal Control Over Financial Reporting

During the period that ended on June 30, 2015, the company completed its remediation efforts related to the company’s controls over litigation liabilities. As a result of the completed remediation efforts noted below, there were improvements in internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other than the remedial steps described above, there were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On May 4, 2015, the court entered an order setting a meeting with the court’s mediator, Magistrate Judge Novak, regarding an indemnification issue related to the settlement. The indemnification issue was subsequently resolved with Judge Novak’s assistance. After notice was furnished to the class, a final approval hearing was held on June 11, 2015, at which the court indicated it intended to approve the settlement. The court subsequently entered a final judgment and order of dismissal with prejudice on June 26, 2015.

Derivative Action Lawsuits

On or around January 27, 2015, the parties to the derivative actions concluded a stipulation of settlement and the plaintiffs filed a motion for approval of the settlement. The proposed settlement provided for the implementation of certain corporate governance reforms and contemplated payment by the Company of certain attorney’s fees to plaintiffs counsel.

On March 27, 2015, the parties filed a joint submission setting forth additional information responsive to the Court’s order. On March 31, 2015, the Court entered orders preliminarily approving the proposed settlement and setting a further settlement hearing for July 10, 2015. On June 12, 2015, plaintiffs filed a motion for final approval of the settlement and a motion for attorney’s fees. On June 19, 2015 the Company filed a response contending that plaintiffs’ request for attorney’s fees was excessive. At the July 10, 2015 final approval hearing, the Court approved the settlement as fair and adequate and took under advisement plaintiffs’ motion for attorney’s fees. On July 13, 2015 the Court entered final judgment and, on July 17, 2015, issued an order directing the parties to schedule a settlement conference with the magistrate judge regarding plaintiffs’ motion for attorney’s fees. The settlement conference was held on August 26, 2015, but the parties were unable to agree on a settlement for attorney’s fees and the magistrate judge returned the matter to the Court to rule on the plaintiffs’ fee motions. As of the date of the filing, the Court has not issued a ruling. Pursuant to the stipulation of settlement, plaintiffs were required to dismiss the state court derivative actions with prejudice and on July 13, 2015 the state court issued an unopposed final order dismissing the matter with prejudice. At this time, the Company cannot predict the probable outcome of the claims against the Company for attorney’s fees. Accordingly, no amounts have been accrued in the consolidated financial statements.

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

On February 10, 2015, Mr. Baldwin filed an Amended Complaint against Rock Creek Pharmaceuticals, Inc. f/k/a Star Scientific, Inc., RCP Development, Inc. f/k/a Rock Creek Pharmaceuticals, Inc. and GNC Holdings, Inc. (collectively “Defendants”). The Amended Complaint also includes an additional named plaintiff, Jerry Van Norman, who alleges that he is a citizen of Parkville, Missouri. The Amended Complaint requests certification of an “Illinois Class” consisting of ; persons who paid, in whole or in part, for Anatabloc® dietary supplement in Illinois between August 1, 2011 and the present for personal, family or household uses,” and a “Missouri Class” consisting of ’sll persons who paid, in whole or in part, for Anatabloc® dietary supplement in Missouri between August 1, 2011 and the present for personal, family or household uses.” The Amended Complaint is pleaded in seven counts: (1) violation of the Consumer Fraud and Deceptive Business Practices Act of Illinois; (2) violation of the Missouri Merchandising Practice Act; (3) breach of express warranty under Illinois law; (4) breach of express warranty under Missouri law; (5) breach of implied warranty of merchantability under Illinois law; (6) breach of implied warranty of merchantability under Missouri law; and (7) unjust enrichment.

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

The Defendants timely moved to dismiss the Amended Complaint on March 10, 2015. Plaintiffs filed a memorandum in response to the motion to dismiss on April 9, 2015, and Defendants filed their reply memorandum on April 22, 2015.  On April 28, 2015, the Court entered an order lifting the stay of discovery that had been in place in the case. The Plaintiffs served discovery requests on May 18, 2015, to which the Company responded on June 17, 2015. The Company is continuing to produce responsive documents to the Plaintiffs on a rolling basis. The next status hearing before the Court was scheduled for September 24, 2015 and was reset for November 23, 2015. To date, no amounts for loss contingency have been accrued in the consolidated financial statements.

Action by Iroquois Master Fund, Ltd. and American Capital Management, LLC

On February 19, 2015, the Company became aware of a complaint filed on February 18, 2015, in New York Supreme Court for New York County in which the Company and its Chief Executive Officer, Dr. Michael J. Mullan, are named as a defendants. The complaint was filed by Iroquois Master Fund, Ltd. and American Capital Management, LLC, who were investors in a private placement of the Company’s securities completed in March 2014 (the “Private Placement Transaction”). The complaint also names as a defendant John J. McKeon, a shareholder of the Company. Iroquois and American Capital are seeking $4.2 million, in the aggregate, in damages or, alternatively, rescission of the Private Placement Transaction, premised on allegations that the Company entered into a “sham” loan agreement with Mr. McKeon to provide the Company with a $5.8 million line of credit in order to fraudulently induce Iroquois and American Capital to acquire the Company’s securities. On April 29, 2015, the Company filed a motion to dismiss the complaint because (i) plaintiffs did not register to do business with the New York Secretary of State, and thus lack the capacity to sue in New York, and (ii) the court lacks personal jurisdiction over the company and Dr. Mullan because the defendants were not present in New York in connection with the Private Placement Transaction, and the critical events relating to it did not take place in New York. Plaintiff served its papers in opposition to that motion on June 5, 2015 and the Company served its reply papers on July 1, 2015. Oral argument on the motion was held September 8, 2015 and a decision is expected shortly after the date of filing. Although the Company believes that plaintiffs’ material allegations are without merit and intends to vigorously defend itself and Dr. Mullan against such allegations, no assurances can be given with respect to the outcome of the motion to dismiss or more generally to the litigation.

The Company has been notified by its insurance carrier that the carrier’s position is that legal costs incurred on behalf of the Company for the Iroquois Master Fund, Ltd. and American Capital Management, LLC action are not covered under the Company’s policy, although any legal costs incurred on behalf of the Company’s Chief Executive Officer, Dr. Michael J. Mullan, would be covered, subject to the policy retention.. All legal costs incurred to date for this action through September 30, 2015 have been recorded in the accompanying financial statements accordingly.

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

ROCK CREEK PHARMACEUTICALS, INC.

Date: November 9, 2015	/s/ William McMahon
William McMahon Authorized Signatory and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

