Form 10-K
period 2015-12-31
ROCK CREEK PHARMACEUTICALS, INC.
filed 2016-03-22
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No   ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2015 was approximately $16.4 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding for each class of common stock as of March 2, 2016: 11,983,845 shares of common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than April 29, 2016, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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

SPECIAL NOTE REGARDING REVERSE STOCK SPLIT

Effective April 14, 2015, we completed a reverse stock split in which each twenty five (25) shares of our common stock were automatically combined into and became one (1) share of our common stock, subject to cash being issued in lieu of fractional shares. As of the effective date of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, any stock options, warrants and other derivative securities issued by us were automatically proportionally adjusted, based on the one-for-twenty-five reverse split ratio, in accordance with the terms of such options, warrants or other derivative securities, as the case may be. All share numbers, stock option numbers, warrant numbers, and exercise prices appearing in this Annual Report on Form 10-K have been adjusted to give effect to the reverse stock split, unless otherwise indicated or unless the context suggests otherwise.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, the effect of any competitive products, our ability to license and protect our intellectual property, our ability to raise additional capital in the future that is necessary to maintain our business, changes in government policy and/or regulation, potential litigation by or against us, any governmental review of our products or practices, and related items discussed herein. Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Item 1A. Risk Factors”.

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

PART I

ITEM 1. BUSINESS

Overview

We are a pharmaceutical development company focused on the discovery, development, and commercialization of therapies for chronic inflammatory disease and neurologic disorders, utilizing our proprietary compounds. Our development activities are currently focused on our lead compound, anatabine citrate, which, based on our accumulated data, we believe demonstrates anti-inflammatory properties. Prior to September 2014, we marketed and sold an anatabine-based dietary supplement under the name Anatabloc ®, together with other anatabine-based products. We discontinued the marketing and sale of such products in September 2014 and have changed the focus of our Company to pharmaceutical development activities centered primarily on anatabine citrate as a lead drug candidate. Our strategy is to leverage the underlying science and clinical data we have generated and accumulated to advance our pharmaceutical development program.

Anatabine citrate, sometimes referred to as “anatabine”, is a small molecule, cholinergic agonist which exhibits anti-inflammatory pharmacological characteristics, with a mechanism of action distinct from other anti-inflammatory drugs available, such as biologics, steroids and non-steroidal anti-inflammatories. In pre-clinical testing, anatabine demonstrates anti-inflammatory activity in a variety of in vitro and in vivo assays. Our lead compound has been investigated extensively in pre-clinical (in vitro and in vivo) studies resulting in several peer reviewed and published scientific journal articles, covering models of multiple sclerosis, Alzheimer’s disease and autoimmune thyroiditis. Individually and collectively, we believe that these studies demonstrated the anti-inflammatory effects of anatabine.  In addition, anatabine demonstrates very good bio-availability and the ability to cross the blood-brain barrier. We have pre-clinical data showing that our lead compound has demonstrated anti-inflammatory effects in skin disorders (eczema and models of psoriasis). Our lead compound, anatabine citrate, was generally well tolerated in the human population when it was sold as a dietary supplement.

In the next phase of development, we are focusing our drug development efforts on dermatological skin diseases, such as psoriasis, eczema and rare or orphan skin disorders, using our proprietary formulations of our lead compound anatabine. In particular, we propose to conduct a proof-of-concept clinical trial to investigate the safety and efficacy of topical formulations of our lead compound in patients suffering from mild-to-moderate psoriasis. Psoriasis is characterized by an increase in activity of the intracellular transcription factors NF-kB (Nuclear Factor Kappa B) and STAT3 (Signal Transducer and Activator of Transcription 3), which are responsible for driving the inflammation associated with this disease. Much preclinical data suggest that our lead compound can attenuate the activity of these two transcription factors thus producing anti-inflammatory effects. We currently anticipate that a safety and efficacy clinical trial for mild-to-moderate psoriasis will commence in 2016.

Our History and the Corporate Transition

We were incorporated in Delaware on June 24, 1985. Prior to our corporate transition in December 2013, our business strategy focused on selling anatabine-based nutraceutical dietary supplements that we believed provided anti-inflammatory support and decreased the urge to smoke. We also sold an associated line of cosmetic products, pursued research and development of related dietary supplements and pharmaceutical products and, to a much lesser degree, sought to license our low-TSNA tobacco curing technology and related products.

In late 2013, our senior management and Board of Directors undertook certain significant corporate changes in order to position our company as a drug development company working towards approved drug products under U.S. and international regulatory protocols that would present greater long-term revenue prospects. These changes included the election of a new Board of Directors and the election of new executive officers.

Our corporate transition continued during 2014, during which we consolidated our offices in a single location in Sarasota, Florida, substantially reduced our employee headcount, and changed the name of our company from Star Scientific, Inc. to Rock Creek Pharmaceuticals, Inc. In September 2014, we completed the transition by discontinuing our historical business of marketing and selling anatabine-based nutraceutical dietary supplements and other products.

Notice of delisting for failure to satisfy a continued listing rule or standard; Transfer of listing

On November 3, 2015, we received a letter from the Nasdaq Stock Market ("NASDAQ") stating that a NASDAQ Hearings Panel (the "Panel") would delist our shares from NASDAQ effective at the open of business on Thursday, November 5, 2015. Our shares were delisted as a result of our failure to comply with Nasdaq Listing Rule 5550(b)(2), which requires us to maintain a minimum “Market Value of Listed Securities” of $35 million for continued listing on the NASDAQ Capital Market. The Panel’s determination followed a hearing on October 29, 2015, at which we requested additional time to comply with Rule 5550(b)(2).

We did not request that the Nasdaq Listing and Hearing Review Council review the Panel's decision. NASDAQ completed the delisting by filing a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission on February 17, 2016, after applicable appeal periods had lapsed.

Our common stock began trading on the OTC Pink market under the ticker symbol "RCPI" effective at the open of the market on November 5, 2015. We applied for and received approval to trade on the OTCQB Venture Marketplace, under the ticker symbol “RCPI” beginning November 11, 2015. The OTCQB market is generally limited to companies that are subject to and current in Securities and Exchange Commission reporting obligations.

Our Strategy

Our objective is to develop, obtain approval for, and commercialize pharmaceutical products utilizing our anatabine citrate compound and potential analog compounds. Now that our Phase I safety studies have been completed in Europe, we intend to pursue phase 1B/IIA studies either in Europe or in other tightly regulated drug development environments. Given the unmet clinical needs of mild-to-moderate psoriasis sufferers and the many advantages from a drug development perspective of studies in skin disorders, we intend to target such disorders, particularly psoriasis in our phase 1B/IIA studies. In the longer term, we intend to file an Investigational New Drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”). Ultimately, we may seek approval to sell one or more anatabine citrate drug formulations in the U.S., Europe, and elsewhere in the world. In connection with this strategy, we intend to leverage our substantial accumulated pre-clinical and clinical data on anatabine citrate drug formulations.

Our Prior Anatabine-Based Products

The data and information obtained from our prior business continues to be relevant to our current development activities and clinical trials.

Overview

Prior to 2014, our business activities focused on utilizing certain alkaloids found in the Solanacea family of plants (which includes potatoes, tomatoes, and eggplants) initially to supress the desire to smoke or use other traditional tobacco products. In the latter years of our business prior to our corporate transition, we concentrated on the anti-inflammatory aspects of one of those alkaloids, anatabine. Prior to August 2014, we manufactured and sold two nutraceutical dietary supplements: Anatabloc®, for anti-inflammatory support, and CigRx®, for assistance in fighting the urge to smoke cigarettes. We also engaged in the development of a cosmetic line of products that utilized our anatabine compound to improve the appearance of the skin. We introduced Anatabloc ® Facial Crème in September 2012 and related line extensions in 2013. From the introduction of Anatabloc® until its removal from the market in August 2014, our revenues had been derived almost exclusively from the sale of our anatabine-based nutraceutical products and, more particularly, Anatabloc®. We discontinued the marketing and sale of all of these products in August 2014 pending further review of this business, and in September 2014, our Board of Directors decided to permanently exit the dietary supplement business in the U.S.

Dietary Supplement Products

Under the discontinued business, we manufactured and sold the nutraceutical, dietary supplement Anatabloc® as well as an unflavored version of Anatabloc®. Our Anatabloc® product, which was intended to provide anti-inflammatory support, was sold through our interactive website, a customer service center and on a consignment basis through GNC, a retailer of dietary supplements. GNC began selling Anatabloc® through its online store in early 2012. In March, 2012, GNC began carrying Anatabloc® at its company-owned stores and franchised retail locations. Anatabloc® was available at GNCs more than 4,000 retail locations throughout the country and in February 2013 our company received GNC’s 2012 top vendor award for product innovation in the “wellness” product category. Initially, marketing of Anatabloc® was directed toward physicians and other healthcare professionals. From early 2013 until the product was discontinued, we focused our marketing efforts on athletes and other groups of individuals who regularly sought to maintain healthy levels of inflammation.

Reducing the Desire to Smoke Product

In 2009, we developed a non-nicotine, non-tobacco nutraceutical, CigRx® that was intended to temporarily reduce the desire to smoke. CigRx® was introduced into the market in August 2010 and was sold through our interactive website and through retail outlets in the Richmond, Virginia metropolitan area. Since the introduction of Anatabloc®, sales of CigRx® had been de minimis. We ceased the marketing and sale of the product in August 2014.

Cosmetics

We introduced our anatabine-based cosmetic products, Anatabloc® Facial Crème in September 2012 and Anatabloc® Revitalizing Facial Serum in March 2013. Our Anatabloc® Clarifying Facial Cleanser, which does not contain anatabine, was introduced in August 2013. These products, which were intended to improve the appearance of the skin, were removed from the market in August 2014.

Manufacturing and Distribution

Prior to discontinuing the products, we obtained all raw materials and packaging supplies for the manufacture of our Anatabloc®, Anatabloc® Cosmetics and CigRx® products from various vendors and we maintained an inventory of critical raw materials and packaging at the manufacturing location where these products were produced,

Status of Products

In December 2013, we received a warning letter from the FDA indicating the dietary supplement products required the filing of a New Dietary Ingredient Notification (“NDIN”) to be legally marketed. In June 2014, we filed an NDIN with the FDA. On August 8, 2014, we decided to voluntarily suspend the sale of CigRx®, Anatabloc® and our cosmetic products for an indeterminate period of time. This action was taken in connection with an ongoing review of the extent to which our dietary supplement business, whether conducted by us or through future licenses and whether conducted in the U.S. or overseas, would impact our primary focus of developing pharmaceutical products from our anatabine-based compounds. On August 26, 2014, we received a response to the NDIN from the FDA. The letter indicated that the FDA considers anatabine, a principal ingredient in these products, to be a drug, because anatabine is intended to provide anti-inflammatory support and was the subject of a previously filed Investigational New Drug Application (“INDA”), and because anatabine is not a “dietary ingredient” within the meaning of the Federal Food, Drug, & Cosmetic Act. Based on the FDA position, we permanently removed Anatabloc® from the dietary supplement and cosmetic business in the U.S. We may continue to seek opportunities to license the product for overseas markets in accordance with applicable law. All of our revenues, cost of goods sold, marketing and sales, inventory and manufacturing machinery related to the dietary supplement and cosmetic business were accounted for as discontinued operations effective September 2014, when we exited the U.S. dietary supplement and cosmetics market. (See Note 5 “Discontinued operations” to the Consolidated Financial Statements in Item 15 of this report for further details). In a close-out letter from the FDA dated October 21, 2014 we were notified that it had completed its evaluation of our corrective actions in response to the warning letter issued on December 24, 2013. In this notification the FDA stated that based on its evaluation, we have addressed the putative violations in the warning letter.

Research Initiatives Related to Prior Products

Although we have discontinued the sale and marketing of our anatabine-based products, previous research relating to these products conducted in conjunction with the Roskamp Institute and other research institutions has generated a body of knowledge that is currently being used to guide our drug development program.

Since 2011, our Company, the Roskamp Institute, and researchers at Johns Hopkins University have completed and reported on a number of studies designed to assess the ability of our anatabine compound to lower inflammation in a variety of pre-clinical (non-human) and clinical (human) settings. One study conducted by the Roskamp Institute and reported in The European Journal of Pharmacology showed that anatabine lowered levels of amyloid production both in the “test tube” and when administered to mice vulnerable to accumulation of amyloid which, at excessive levels, damages brain tissue.  A second manuscript written by the same researchers and published online in The European Journal of Pharmacology in 2012, and in manuscript form in January 2013, further characterized the anti-inflammatory effects of anatabine in several types of animal tissues, in human cells, and in human whole blood. The Roskamp Institute also presented results of pre-clinical studies of anatabine in mouse models of multiple sclerosis, traumatic brain injury, and Alzheimer’s disease at the Neuroscience 2012 conference held in New Orleans in October 2012. A preclinical investigator-initiated and independently funded study from Johns Hopkins that examined the effect of anatabine supplementation in a mouse model of autoimmune thyroiditis was published in September 2012 in an article entitled, “Anatabine Ameliorates Experimental Autoimmune Thyroiditis” in the Endocrine Society’s journal, Endocrinology (Endocrinology. 2012 Sep; 153(9):4580-7). In January 2013, the results of the animal multiple sclerosis study were published in PLoS One under the title “Amelioration of Experimental Autoimmune Encephalomyelitis by Anatabine.”  In May of 2014, Researchers from the Roskamp Institute published an additional manuscript in “ Brain Disorders & Therapy ”, entitled “Anatabine Attenuates Tau Phosphorylation and Oligomerization in P301S Tau Transgenic Mice” which described how anatabine attenuated tau phosphorylation in vivo animal models.

We also have been involved in human (clinical) trials evaluating the impact of supplementation with anatabine on an inflammatory marker, C-reactive protein, or “CRP,” (which is believed to be an indicator of coronary heart disease), on Hashimoto’s autoimmune thyroiditis, in individuals with mild to moderate Alzheimer’s disease and in a multi-site study of Anatabloc® Facial Crème in subjects with rosacea. In February 2012, we reported research on the first clinical trial demonstrating that Anatabloc® lowers chronic inflammation measured by CRP levels in the blood. The reported results were obtained in connection with an in-house study undertaken by RCP Development that involved a group of smokers who had been using Anatabloc ® on an extended basis.  In October 2012, we reported further results, based on an interim look at the results of a second CRP study that was conducted by the Roskamp Institute as the study sponsor.  That interim look showed that 61% of diabetic subjects (11 of 18) taking metformin (the most common drug prescribed to diabetics) had a CRP reduction, as did 38% of the general trial population not taking metformin (31 of 81). Overall, 42 of 99 subjects (42%) had a decrease in CRP after one month of anatabine supplementation.  After further, extensive review of the interim data from this CRP study, we and the Roskamp Institute completed the study report, which confirmed the interim findings reported in October 2012. The report further confirmed that the supplement was safe and well tolerated, but that, given the cyclical nature of CRP levels, further enrollment in the study would not be productive.

On January 7, 2013, we reported initial results for our Thyroid Health Study. The results suggest that dietary supplementation with anatabine ameliorates the immune system’s targeting of the thyroid gland in cases of autoimmune thyroiditis. On October 31, 2013, the results of the Thyroid Health Study were published online in The Journal of Clinical Endocrinology & Metabolism in a peer-reviewed brief report entitled “Anatabine supplementation decreases thyroglobulin antibodies in patients with chronic lymphocytic autoimmune (Hashimoto’s) thyroiditis”.  Also in October 2013, a peer-reviewed article titled, “Effects of Dietary Supplementation with the Solanacea Plant Alkaloid Anatabine on Joint Pain and Stiffness:  Results from an Internet-Based Survey Study", was published in Clinical Medicine Insights: Arthritis and Musculoskeletal Disorders.

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

Both the double-blind and open-label portion of the Anatabloc® Facial Crème multi-site study in subjects with rosacea were completed at the end of August 2013.  A total of 109 of the 117 subjects enrolled in the study completed the double-blind portion of the study and 85 of 88 subjects completed the open-label extension. The study report is not completed, but the finalized statistical reports shows that both the active and placebo treatments produced marked improvements in both investigator and subject-related measures of appearance and severity of conditions.

Our Company also received “MedSafe” approval from the New Zealand Medicines and Medical Devices Safety Authority allowing us to conduct a clinical study in New Zealand. In December 2014, the company received a New Zealand Ministry of Health Ethics Committee approval to conduct a single-site, open-label human study, entitled “Determination of the Blood Pharmacodynamic Effects following a Single Dose of Oral Anatabine Citrate in Normal, Healthy Volunteers”.  The primary objective of the study was to determine whether a single dose of orally administered anatabine citrate could reduce the activation of inflammatory proteins in human white blood cells. Blood samples were taken from ten healthy human subjects, collected before and after oral administration of anatabine citrate. The blood samples were immediately challenged with lipopolysaccharide (LPS), a well-known potent stimulator of inflammation. The blood samples were then evaluated to measure the activation of two proteins, NF-kB and STAT3, which are known to be central to inflammation. The study compared the amount of LPS-induced activation of NF-kB and STAT3 in the while blood cells before and after the administration of anatabine citrate. Activate NF-kB and STAT3 protein levels were measured by two different, well-established molecular biology methods.

Data analysis showed that there were statistically significant (p<0.05) reductions in LPS stimulated levels of both NF-kB and STAT3 in human white blood cells after a single oral dose of anatabine citrate. This data is consistent with several peer reviewed scientific papers showing that anatabine can reduce NF-kB and STAT3 activation in animal models of inflammatory diseases, as well as in several human cell lines as shown by in vitro studies. Additionally, evaluation of safety data showed that anatabine citrate was well tolerated by the study participants and there were no safety concerns.

Our Current Drug Development Program

Our research and development efforts in 2015 focused almost exclusively on the development of anatabine citrate and related compounds as drug candidates and we expect to maintain this focus in 2016. In particular, we expect our efforts will primarily focus on conducting clinical trials related to the various phases (Phase I, Phase II, and Phase III) of the drug development process. For information related to the costs and expenses related to research and development for drug products, see “Item 7. Management’s Discussion and Analysis of Results of Operations” of this Form 10-K. We will continue to leverage the underlying science and clinical data accumulated by us in relation to our dietary supplement products and many preclinical studies to advance our drug development program.

On January 30, 2015, we announced that the United Kingdom’s Medicines Healthcare Products Regulatory Agency (“MHRA”) approved our clinical trial application (“CTA”) to commence a Phase I trial of our lead compound, anatabine citrate. The Phase I trial was comprised of a three part study to determine the pharmacokinetic (“PK”) profiles of selected modified release formulation prototypes and to evaluate safety and tolerability in healthy subjects. On October 15, 2015, we announced the completion of the three-part Phase I trial.

In part one of the Phase I trial, subjects took six different oral formulations/doses of our experimental medication while safety and tolerability were assessed. The formulations differed in dose and time release profile, which produced a range of PK outcomes. All formulations were generally well tolerated with no serious adverse events or safety issues leading to study withdrawal. Part two of the trial examined the effects of food on PK profiles produced by single oral doses of the medication. There were no safety concerns with these “food effect” studies and the medication was again well tolerated. Part three of the Phase I trial was a randomized, double blind, placebo controlled study design consisting of seven days of oral dosing of the study medication (or placebo) which demonstrated that our compound was safe and well tolerated.

All active treatment parts of the Phase I trial were conducted with the healthy volunteers as inpatients in a clinical trial unit. Although we expect to have a final analysis at a later time, the conclusions from the clinical research organization conducting the studies were that there were no clinically significant changes in any safety assessments including clinical lab tests, vital signs and electrocardiograms (“ECGs”) in any of the parts of the Phase I trial.

Even though the Phase I trial was designed primarily for the assessment of safety, tolerability and PK, the PD report also covered data generated from the newly developed PD assay, as applied to two dosing regiments in our Phase I trial. The PD assay examined the effect of the drug on inflammatory responses induced in blood samples taken from human volunteers. The blood samples were taken prior to ingestion of the drug and then taken at various times after ingestion. The blood samples were then stimulated with a bacterial inflammatory molecule called lipopolysaccharide (LPS) and two markers of inflammation were examined. These two inflammation markers are the transcription factors STAT 3 and NF-kB, which are widely known as key molecular drivers of inflammation, and are responsible for the production of a variety of inflammatory molecules such as TNF alpha, interleukin-1, interleukin-6 and COX-2, as examples.

In this study, it was observed that STAT 3 activity was shown to be significantly reduced in blood samples taken after drug administration compared to blood samples taken before drug administration, when activated STAT 3 values were appropriately normalized by the amount of a reference protein (GAPDH) that is unaffected by LPS stimulation in the blood samples.

Although observations for NF-kB activity were generally less consistent than the STAT 3 results, one of the oral dosing regimens within the study also showed NF-kB reduction, when data was normalized via this newly developed PD assay. This was attributed to the novel PD assay not being optimized for NF-kB and that in future studies, the incubation period for the NF-kB samples should be changed to account for this finding. Analysis of the remaining regimens is ongoing.

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

Part of our drug development strategy is to leverage the previous and ongoing research and development efforts of our Company, much of which had been undertaken in conjunction with the Roskamp Institute (see “Our Relationship with the Roskamp Institute” below). In particular, in his prior position as Chief Executive Officer of the Roskamp Institute, Dr. Mullan has been intimately involved with the research being conducted with respect to anatabine over the last four years. This research shows that, in a number of preclinical cell based and animal models, anatabine inhibits the activation of Nuclear Factor Kappa B (NF-kB), a critical regulatory protein complex responsible for the generation of inflammatory molecules in a wide range of inflammatory conditions. As a result, in these preclinical models of inflammatory conditions, in the presence of anatabine, there is reduced activation of inflammatory cells, reduced release of inflammatory molecules and reduced tissue damage. Research conducted by the Roskamp Institute also demonstrates that anatabine is well tolerated in anti-inflammatory doses in animal models.

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

We have entered into a Research and Royalty Agreement with an affiliate of the Roskamp Institute pursuant to which we were obligated to pay royalties of 5% of Anatabloc® sales (such royalties being equal to approximately, $0 (zero) and $99 thousand for the years, 2015 and 2014, respectively). These royalties have been reclassified to discontinued operations in our consolidated statements of operations. During the same two year period the Company has paid research related fees of $0.8 million and $0.6 million for the years ending December 31, 2015 and 2014, respectively, to the Roskamp Institute and its wholly owned for profit subsidiary, SRQ Bio LLC.

In 2014, we entered into a Master Services Agreement and a Royalty Agreement with the Roskamp Institute and SRQ Bio LLC, pursuant to which we engaged their research services on various projects, under terms and conditions as described in Task Orders (as defined in the Agreements). These projects relate to our ongoing drug development programs and the Developed Products or Services (as defined in the Agreements), arising from these projects, if successfully commercialized, may require Royalty payments from us of 5% of any proceeds received by us. To date no royalty payments have been paid or are payable under these current projects.

We also entered into a lease agreement with the Roskamp Institute, effective March 1, 2014, pursuant to which we are leasing office space from the Roskamp Institute. This office space, which is now being used as our principal executive office, is located in Sarasota, Florida. Under the terms of the lease agreement, we are obligated to pay rent in the amount of $2,000 per month to the Roskamp Institute. We also paid a $2,000 security deposit in connection with the lease agreement. The lease agreement had an initial 24 month term, after which we could elect to continue the lease for up to three additional 12 month periods. Effective as of April 1, 2014, we entered into an amendment to the lease agreement pursuant to which we are leasing additional space from the Roskamp Institute at an additional cost of $250 per month. In December 2015, we exercised the first option to renew the lease for 12 months ending February 28, 2017. For the years ended December 31, 2015 and December 31, 2014, we have paid $27 thousand and $30 thousand, respectively, in rent to the Roskamp Institute pursuant to the lease agreement, as amended, and $14 thousand and $42 thousand, respectively, for administrative services.

As of December 31, 2015 and December 31, 2014, the Company owed Roskamp and its wholly owned subsidiary SRQ Bio, LLC $0.6 million and $0.1 million, respectively which is recorded in accounts payable, accrued liabilities and current liabilities of discontinued operations on our Consolidated Balance Sheets included in Item 15 of this Annual Report.

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

In 2013 the United States Patent and Trademark Office, or PTO, issued a patent to us that claimed anatabine citrate under our divisional application for food grade salts of anatabine. In June 2012 the PTO issued a patent to us for an improved method of synthesizing anatabine that facilitates large scale commercial production of high purity anatabine and in August 2012, issued a patent to us for an anatabine and yerba mate composition and uses thereof in assisting weight loss and curbing the urge to smoke cigarettes. In 2011 the PTO issued a design patent to us for the 20-piece dispenser used for our CigRx ® and Anatabloc ® products. We also have several foreign and international applications pending that relate to our Anatabloc ® product, a relapse prevention product and the administration of anatabine, its isomers and any derivatives thereof for treating inflammatory mediated disorders generally, and also for autism and seizure indications. In 2014 we filed a divisional application with method claims in connection with its prior application for the Anatabloc ® formulation and in lieu of the previously filed application.

In 2015 we announced the Notification of Intent to Grant by the European Patent Office of a European patent for the administration of Anatabine to treat autism spectrum and seizure disorders. Autism Spectrum Disorders (ASDs) are pervasive neurodevelopmental disorders diagnosed in early childhood when acquired skills are lost or the acquisition of new skills become delayed. Previous research has suggested that there is excess inflammation in the colon, esophagus and duodenum of some patients with autism and postmortem studies have also shown an increase in the expression of several markers of neuro-inflammation. There is also evidence that nicotinic acetylcholine receptor (nAChR) agonists, especially those that target the alpha-7 subtype, may be useful in treating ASD. It has been suggested that activating the alpha-7 nAChR may provide symptomatic relief in ASD by reducing chronic inflammation and providing pro-cognitive effects. Anatabine has been shown in a variety of preclinical models to activate alpha-7 nAChRs, reduce inflammation in several animal models and to normalize social behavior in transgenic models of Alzheimer’s disease.

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

The following table provides information about our material owned and licensed patents and patent applications:

Owner	Serial Number	Patent Number	Country	Title	Filing Date	Issue Date
Regent Court Technologies, LLC	10/042,164	6,350,479	US	Monoamine Oxidase (MAO) inhibitors and uses Thereof	1/11/2002	5/27/2003

Regent Court Technologies, LLC	10/396,319	6,929,811	US	Monoamine Oxidase (MAO) inhibitors and uses Thereof	3/26/2003	8/16/2005

Rock Creek Pharmaceuticals, Inc.	12/729,346	8,207,346	US	Synthesis of Anatabine	3/23/2010	6/26/2012

Rock Creek Pharmaceuticals, Inc.	29/367,079	D639,178 S	US	Dispenser	8/3/2010	6/7/2011

Rock Creek Pharmaceuticals, Inc.	12/826,985	8,241,680	US	Nutraceutical Product Containing Anatabine and Yerba Mate	6/30/2010	8/14/2012

Rock Creek Pharmaceuticals, Inc.	127770022	—	EPO	Methods of Administering Anatabine to Treat Autism Spectrum Disorders and Seizure Disorders	10/23/2013	Notice of intent to grant 10/22/15

Rock Creek Pharmaceuticals, Inc.	13/235,860	—	US	Methods and Products for Treating Inflammation	9/19/2011	—

Rock Creek Pharmaceuticals, Inc.	13/235,893	—	US	Methods and Products for Treating Inflammation	9/19/2011	—

Rock Creek Pharmaceuticals, Inc.	13/477,295	8,557,999	US	Pharmaceutical, Dietary Supplement, and Food Grade Salts of Anatabine	5/22/2012	10/15/2013

Rock Creek Pharmaceuticals, Inc.	13/803,028	—	US	Skin Care Products Containing Anatabine or Derivative Thereof	3/14/2013	—

Rock Creek Pharmaceuticals, Inc.	14/068,259	—	US	Beverage Products	10/31/2013	—

Rock Creek Pharmaceuticals, Inc.	14/167,285	—	US	Method of Providing Anti-inflammation Support	1/29/2014	—

Rock Creek Pharmaceuticals, Inc.	3032/KOLNP/2012	—	IN	Synthesis of Anatabine	10/9/2012	—

Rock Creek Pharmaceuticals, Inc.	GCC 2012/22137	—	GCC	Products for Anti-Inflammation Support	8/29/2012	—

Rock Creek Pharmaceuticals, Inc.	10842480.5	EP 2,515,918	EPO	Smoking Cessation Lozenge containing Tobacco Alkaloid and Silver Salt	6/21/2012	3/26/2014

Rock Creek Pharmaceuticals, Inc.	11714880.9	—	EPO	Synthesis of Anatabine	10/9/2012	—

Rock Creek Pharmaceuticals, Inc.	12777002.2	—	EPO	Methods and Products for Treating Inflammation	10/31/2013	—

Rock Creek Pharmaceuticals, Inc.	001256226	—	EM	Dispenser	1/24/2011	—

Rock Creek Pharmaceuticals, Inc.	2794097	—	CA	Synthesis of Anatabine	9/21/2012	—

Rock Creek Pharmaceuticals, Inc.	2834280	—	CA	Methods and Products for Treating Inflammation	10/24/2013	—

Rock Creek Pharmaceuticals, Inc.	2012249487	—	AU	Methods and Products for Treating Inflammation	10/23/2013	—

Rock Creek Pharmaceuticals, Inc.	14108579.6	—	HK	Methods and Products for Treating Inflammation	8/21/2014	—

Our License Agreement with Regent Court

We are the exclusive licensee under a License Agreement with Regent Court Technologies, LLC (“Regent Court”) that provides, among other things, for the grant of an exclusive, worldwide, irrevocable license to us, with the right to grant sublicenses, to make, use and sell tobacco and tobacco containing products using Regent Court’s patent rights and know-how relating to the processes for curing tobacco so as to substantially prevent the formation of TSNAs, whether such patent rights and know-how are now in existence or hereafter developed. Regent Court is owned by our former CEO, Jonnie R. Williams and a third party. The License Agreement provides us exclusive rights to any inventions of Regent Court and its affiliates during the term of the License Agreement relating to the production, treatment or curing of tobacco, or a method of manufacturing a product containing tobacco, and to any method of extracting one or more substances from tobacco for the purpose of incorporating such substance or substances in a product or products. Absent a material breach, the License Agreement will continue until the expiration of the last of the applicable patents, which includes 13 U.S. patents and corresponding foreign patents, as well as any additional patents issued to Regent Court during the term of the License Agreement. Generally, patents have a term of 20 years from the initial date of filing of a patent application. The U.S. patents subject to the License Agreement expire at various dates between June 28, 2016 and March 9, 2030. While we have discontinued the sale of tobacco products as of December 31, 2012, we continue to pursue means of collecting royalties for our curing technology through licensing arrangements and through monitoring of the curing practices of industry participants. In 2013 we licensed certain patents for use in the manufacture and sale of low-TSNA dissolvable smokeless tobacco products to a Virginia tobacco manufacturer, who subsequently ceased operations in early 2015.

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

Our Trademarks

We have obtained trademark protection for the brand names of the products manufactured and previously sold by Rock Creek and other trade names associated with those products. Currently, we have a total of 15 registered trademarks and 4 marks that have been issued on “an intent to use” basis. We have licensed three of our trademarks in connection with a license agreement entered into in 2007. We may in the future resume the use of certain of these trademarks and may abandon others.

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

Government Regulation

FDA Regulation

The research, testing, manufacture, and marketing of drug products and their delivery systems are extensively regulated in the United States and the rest of the world. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FDCA”) and other federal and state statutes and regulations govern, among other things, the research, development, testing, approval, manufacture, storage, record keeping, reporting, packaging, labeling, promotion and advertising, marketing, and distribution of pharmaceutical products. Failure to comply with the applicable regulatory requirements may subject a company to a variety of administrative or judicially-imposed sanctions and the inability to obtain or maintain required approvals to test or market drug products. These sanctions could include, among other things, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, clinical holds, injunctions, fines, civil penalties, or criminal prosecution.

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include nonclinical laboratory tests, animal tests and formulation studies, the submission to the FDA of an IND application, which must become effective prior to commencement of clinical testing, approval by an institutional review board (“IRB”) at each clinical site before each trial may be initiated, completion of adequate and well-controlled clinical trials to establish that the drug product is safe and effective for the indication for which FDA approval is sought, submission to the FDA of an NDA, review and recommendation by an advisory committee of independent experts (particularly for new chemical entities), satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice (“cGMP”) requirements, satisfactory completion of an FDA inspection of the major investigational sites to ensure data integrity and assess compliance with good clinical practice (“GCP”) requirements, and FDA review and approval of the NDA. Satisfaction of FDA pre-market approval requirements typically takes several years, but may vary substantially depending upon the complexity of the product and the nature of the disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures on a company’s activities. Success in early stage clinical trials does not necessarily assure success in later stage clinical trials. In addition, data obtained from clinical activities is not always conclusive and may be subject to alternative interpretations that could delay, limit or even prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product, including new safety risks, may result in restrictions on the product or even complete withdrawal of the product from the market.

Nonclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal testing to assess the potential safety and efficacy of the product. The conduct of the nonclinical tests and formulation of compounds for testing must comply with federal regulations and requirements. The results of nonclinical testing are submitted to the FDA as part of an IND, together with chemistry, manufacturing and controls (“CMC”) information, analytical and stability data, a proposed clinical trial protocol and other information.

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

We filed an IND application with the FDA in June 2014 to conduct a Phase I clinical trial. This IND was placed on clinical hold by the FDA, who advised us at the time that additional preclinical data would be required to lift the clinical hold. Additional preclinical studies designed to directly address the FDA’s advice were conducted and completed in 2014. We filed a response to the IND clinical hold in February 2015. The FDA responded in March 2015 by maintaining the clinical hold pending additional data from us. In August 2015, we withdrew the IND which was confirmed by the FDA in September. We intend to file a new IND at a later date and stage of development now that Phase 1 studies are complete.

Clinical trials involve the administration of an investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with FDA regulations and requirements, including GCP, which are ethical and scientific quality standards and FDA requirements for conducting, recording and reporting clinical trials to assure data integrity and protect the rights, safety and well-being of trial participants and include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical studies are conducted under protocols detailing, among other things, the objectives of the trial and the safety and effectiveness criteria to be evaluated. Each protocol involving testing on human subjects in the United States must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations.

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

If Phase 2 clinical trials demonstrate that a drug may be effective and the risks are considered acceptable given the observed efficacy of the drug and the severity of the illness, Phase 3 clinical trials may be undertaken to further evaluate the drug’s clinical efficacy, side effects, and safety in an expanded patient population, typically at geographically dispersed clinical trial sites, to establish the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. Phase 1, Phase 2 or Phase 3 testing of any drug candidates may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the United States. The FDA may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the subject. The FDA, an IRB, or a clinical trial sponsor may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request that additional clinical trials be conducted as a condition to product approval. Finally, sponsors are required to publicly disseminate information about ongoing and completed clinical trials on a government website administered by the National Institutes of Health (“NIH”) and are subject to civil monetary penalties and other civil and criminal sanctions for failing to meet these obligations. After successful completion of the required clinical testing, as well as nonclinical testing and manufacturing requirements, generally an NDA is prepared and submitted to the FDA.

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

The cost of preparing and submitting an NDA is substantial. Under federal law, NDAs are subject to substantial application user fees and the sponsor of an approved NDA is also subject to annual product and establishment user fees. Under the Prescription Drug User Fee Act (“PDUFA”) as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, which will be effective through September 30, 2016, the user fee for each NDA application requiring clinical data, was approximately $2.4 million. PDUFA also imposes an annual product fee for drugs and an annual establishment fee on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. If the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The FDA has agreed to specified performance goals regarding the timing of its review of NDAs, although the FDA does not always meet these goals. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes independent clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA normally conducts a pre-approval inspection to gain assurance that the manufacturing facility, methods and controls are adequate to preserve the drug’s identity, strength, quality, purity and stability, and are in compliance with regulations governing Good Manufacturing Practices (GMPs). In addition, the FDA often will conduct a bioresearch monitoring inspection of select clinical trial sites involved in conducting pivotal studies to assure data integrity and compliance with applicable GCP requirements.

If the FDA evaluation of the NDA and the inspections of manufacturing facilities and clinical trial sites are favorable, the FDA may issue an approval letter, which authorizes commercial marketing of the drug with specific prescribing information for a specific indication. As a condition of NDA approval, the FDA may require post-approval testing, sometimes referred to as Phase 4 trials, and surveillance to monitor the drug’s safety or effectiveness and may impose other conditions, including labeling restrictions, which can materially impact the potential market and profitability of the drug. In addition, the FDA may impose distribution and use restrictions and other limitations on labeling and communication activities with respect to an approved drug product through a Risk Evaluation and Mitigation Strategy (“REMS”) plan. Once granted, product approvals may be further limited or withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

Once an NDA is approved, the product covered thereby becomes a listed drug that can, in turn, be relied upon by potential competitors in support of approval of an abbreviated new drug application (“ANDA”) or 505(b)(2) application upon expiration of certain patent and non-patent exclusivity periods, if any. An approved ANDA generally provides for marketing of a drug product that has the same active ingredients in the same strength, dosage form and route of administration as the listed drug and has been shown through appropriate testing (unless waived) to be bioequivalent to the listed drug. There is no requirement, other than the requirement for bioequivalence testing (which may be waived by the FDA), for an ANDA applicant to conduct or submit results of nonclinical or clinical tests to prove the safety or effectiveness of its drug product. Drugs approved in this way are commonly referred to as generic equivalents to the listed drug, are listed as such by the FDA and can often be substituted by pharmacists under prescriptions written for the original listed drug. A 505(b)(2) application is a type of NDA that relies, in part, upon data the applicant does not own and to which it does not have a right of reference. Such applications typically are submitted for changes to previously approved drug products.

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

Foreign Regulation

In addition to regulations in the United States, if we wish to sell our pharmaceutical products in non-US jurisdictions we are subject to a variety of regulations governing, among other things, clinical trials and any commercial sales and distribution of our products.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in all or most foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a CTA much like the IND application prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. In January 2015, we announced that the United Kingdom’s MHRA approved our CTA to conduct Phase I trials of several anatabine citrate-based drugs in healthy volunteers, and we completed these clinical trials in October 2015.

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

The approval procedure also varies among countries and can involve requirements for additional testing. The time required may differ from that required for FDA approval and may be longer than that required to obtain FDA approval. Although there are some procedures for unified filings in the European Union (“EU”), in general, each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

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

Product Liability

Prior to the introduction of Anatabloc®, Anatabloc® Facial Crème and CigRx®, we obtained product liability insurance for each of those products, which have all been subsequently discontinued. This insurance covers claims arising from product defects or claims arising out of the sale, distribution and marketing of Anatabloc®, Anatabloc ® Cosmetics and CigRx ®. There have been no claims asserted with respect to any injury arising from the use of our products to date. If any such claims are asserted in the future and ultimately result in liability that exceeds the limits of our insurance coverage, this could have a materially adverse effect on our financial condition.  In 2014 a purported class action was filed with respect to the purchase of our Anatabloc ® product.  In that case, the plaintiff seeks a refund on behalf of all persons purchasing Anatabloc® on the basis that the products were not effective for claims allegedly asserted by our Company.  We have been advised by our insurance carrier that the claims asserted in this case are not covered by our product liability insurance.

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

Our Employees and Consultants

As of December 31, 2015, we employed 5 full-time employees and one full-time consultant, compared to 10 full time employees and one part-time employee as of December 31, 2014.

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

In 2015, we entered into consultancy agreements with Professor Christopher Griffiths, MD, FMedSci, Foundation Professor of Dermatology at the University of Manchester, and Professor Vincent Piguet, MD, PhD, FRCP, Head of Department of Dermatology & Wound Healing and Director of the Division of Infection & Immunology at Cardiff University, based at the Welsh Institute of Dermatology, University Hospital of Wales, Cardiff, whereby they have agreed to assist us in our program advancing a novel approach to treating dermatological disease.

Discontinued Operations

On December 24, 2013, we received a warning letter from the FDA regarding our CigRx® and Anatabloc® dietary supplements.  In the letter, the FDA asserted that CigRx ® and Anatabloc ® were not properly marketed as dietary supplements, since we had not filed a NDIN for anatabine as a dietary ingredient prior to the introduction of our dietary supplements.  The FDA also claimed that certain materials on our websites, including published research articles, contained drug claims for Anatabloc ®. We responded to the warning letter on January 31, 2014, contesting the FDA’s position with respect to the status of our dietary supplements and noting that we had voluntarily removed from our websites materials objected to by the FDA. Although we did not believe (and have not conceded), that the submission of an NDIN is a prerequisite to the lawful marketing of anatabine as a dietary ingredient, we voluntarily submitted an NDIN to the FDA in June 2014 for the dietary ingredient anatabine. On August 8, 2014, we decided to voluntarily suspend the sale of CigRx ® and Anatabloc ® for an indeterminate period of time.  This action was taken in connection with a review of the extent to which our dietary supplement business, whether conducted by us or through future licenses and whether conducted in the U.S. or overseas, will impact our primary focus of developing pharmaceutical products from our anatabine-based compounds.  On August 26, 2014, we received a response to the NDIN from the FDA. The letter indicated that the FDA considers anatabine, a principal ingredient in these products, to be a drug, because anatabine is intended to provide anti-inflammatory support and is the subject of a previously filed INDA. Based on the FDA position, we permanently exited the dietary supplement business for anatabine-based products in the U.S. We will continue to seek opportunities to license the product for overseas markets in accordance with applicable laws.

See Note 5 to our Consolidated Financial Statements included in “Item 15, Exhibits, Financial Statement Schedules.” for further details related to these discontinued operations.

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

From product introduction to its exit from the market in August 2014, almost all of our revenue was derived from sales of our Anatabloc ® dietary supplement. In December 2013, we received a warning letter from the FDA indicating that the dietary supplement product required the filing of a New Dietary Ingredient Notification to be legally marketed. In June 2014, we filed an NDIN with the FDA. On August 26, 2014, we received a response to our NDIN from the FDA. The response indicated that the FDA considers anatabine, a principal ingredient in these products, to be a drug, because anatabine was intended to provide anti-inflammatory support and was previously authorized for investigation as a new drug, and because anatabine is not a “dietary ingredient” within the meaning of the Federal Food, Drug, & Cosmetic Act. Based on the FDA position, we permanently exited the dietary supplement business for anatabine in the U.S. Although we may continue to seek opportunities to license the product for overseas markets in accordance with applicable laws, we have substantially completed a transition to pharmaceutical product development. We anticipate that our future revenue, although none is expected for several years, will be highly dependent on the successful development and commercialization of one or more new pharmaceutical products. We currently do not have any pharmaceutical product candidates in the advanced development stage, and there can be no assurance that we will ever develop a product candidate that will generate revenue. Even if we successfully develop one or more product candidates, until, and unless, we receive approval from the FDA and/or equivalent foreign regulatory bodies, we will not be permitted to sell, and will not generate any revenue from, such drugs.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur substantial losses for the foreseeable future, and we might never achieve or maintain profitability. Our future prospects will be dependent on the successful development and commercialization of one or more new pharmaceutical products. We do not currently have any pharmaceutical products in the advanced development stage or on the market, and because it takes years to develop, test and obtain regulatory approval for pharmaceutical products before they can be sold, we likely will continue to incur substantial losses for the foreseeable future. Our net losses were approximately $6.8 million for the year ended December 31, 2015 and $ 38.5 million for the year ended December 31, 2014. Our accumulated deficit as of December 31, 2015 was approximately $309.9 million. Actual results will depend on a number of considerations, including:

·	the pace and success of drug development activities;

·	possible out-licensing of any product candidates we develop;

·	obtaining regulatory approvals for any product candidates we develop;

·	the pace of development of new intellectual property for any product candidates we develop;

·	implementing additional internal systems and infrastructure;

·	our ability to market and sell our existing products overseas; and

·	changes in existing staffing levels.

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

The recurring losses generated by our operations continue to impose significant demands on our liquidity. Over the last several years, these demands have been met principally by private placements of our common stock, from the exercise of related warrants and stock options, and sales under our At Market Issuance Sales Agreement, Securities Purchase Agreements and issuance of Convertible Notes.

In 2014, we raised an aggregate of $13.8 million from such sources. In 2015, we raised an aggregate of approximately $1.0 million in private placements, $0.9 million from the sale of shares under an At Market Issuance Sales Agreement with MLV & Co., LLC, and $3.4 million in a registered direct offering. In October 2015, we closed on a Private Placement of $20 million Senior Secured Convertible Notes, of which we have received $2.5 million in 2015 and the balance remained in restricted bank accounts. In 2016 we received an additional $1.0 million and subject to satisfaction or waiver of certain equity conditions, we expect to receive $1.0 million in April and on the 11th trading day of each successive calendar month.

The terms of the Notes issued in our recent financing transaction require us to maintain cash reserves, currently $12.5 million, securing our obligations under the Notes, and $3.5 million has been transferred to our unrestricted accounts and $4.0 million was used by us to pay amounts due under the Notes through March 2016. With respect to the remaining proceeds from the sale of our Notes, funds may only be released upon fulfillment of specific criteria. If we fail to meet certain equity conditions set forth in the Notes, we will not be eligible to reduce the cash reserves securing the Notes below $12.5 million nor may we make installment payments on the Notes in shares of our common stock. (See information included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” pertaining to the Notes.) Even if we satisfy these conditions and continue to draw funds under the Notes, we will need to negotiate longer term payment plans with respect to various liabilities and outstanding obligations. Consequently, even after the completion of our recent financing transactions, we will seek additional funding to support our operations, whether through debt financing, additional equity offerings, strategic transactions (such as licensing or borrowing against intellectual property) or otherwise. There can be no assurance that we will be successful in obtaining such additional funding on commercially favorable terms, if at all. If we do not raise sufficient funding, we may be forced to curtail our clinical trials and product development activities. Furthermore, if we are unable to raise additional capital (including through the exercise of outstanding warrants or through private placements of our securities, each of which has been a primary source of our financing in the past), our operations will be materially adversely affected, our scope of operations may need to be materially reduced, and our clinical trials may need to be delayed. Any equity financing will be dilutive to our existing stockholders. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - Liquidity and Capital Resources” for more information regarding these transactions

We are a party to various legal proceedings that have resulted in, and are expected to continue to result in, significant expenses to our company.

We have been a party to various legal proceedings, including a stockholder derivative action, a consumer class action, and an investor lawsuit. We have incurred substantial expenses (and related cash demands) in connection with these legal proceedings, and continue to incur expense. These expenses and cash demands may be material to our ability to pursue our development programs and fund our operations. While we expect that some of the cost related to the derivative action will be covered by insurance, we cannot provide any assurances with respect to ultimate cost of that action and/or that its associated costs (including indemnification obligations to former and existing officers and directors) will not materially exceed the limits of our insurance policies. With respect to pending legal actions, we anticipate that a material portion of the costs and expenses, as well as ultimate liabilities (if applicable), relating to those actions will not be covered by insurance. In view of the foregoing, the costs, expenses, and risk associated with the pending legal actions, together with our limited capital resources as described above, may have a material adverse effect on our business and development program by diverting resources that would otherwise be available for operations and development activities.

On May 20, 2015, we entered into a Memorandum of Understanding Regarding Settlement (the “MOU”) with Jonnie R. Williams, our former Chief Executive Officer and director, providing for the manner in which indemnification payments will be made by us to law firms previously engaged by Mr. Williams. The MOU was entered into in furtherance of the settlement of our securities class action litigation, which settlement was approved on June 26, 2015. In general, the MOU addresses the manner in which we will satisfy Mr. Williams’ indemnification rights for reimbursement of his legal expenses. The MOU stipulates that we will pay to two law firms engaged by Mr. Williams approximately $2.04 million, in the aggregate, over a two-year period, as follows: $300,000 was paid on May 29, 2015, with subsequent payments of $60,000 per month commencing on August 1, 2015 (subject to certain discounts for early payments of the balance due). If we do not complete additional financings to increase our working capital, we may not have sufficient funds to make all required payments pursuant to the MOU.

Going Concern

As a result of our current lack of financial liquidity, we and our auditors have expressed substantial doubt regarding our ability to continue as a “going concern.”

As a result of our current lack of financial liquidity, our auditors’ report for our 2015 financial statements, which is included as part of this report, contains a statement concerning our ability to continue as a “going concern.” Our lack of sufficient liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

Our continuation as a “going concern” is dependent upon, among other things, achieving positive cash flow from operations and, if necessary, augmenting such cash flow using external resources to satisfy our cash needs. Our plans to achieve positive cash flow include engaging in offerings of securities, negotiating upfront and milestone payments on our current and potential future product candidates or royalties from sales of our products that secure regulatory approval and any milestone payments associated with such approved products. These cash sources could, potentially, be supplemented by financing or other strategic agreements. However, we may be unable to achieve these goals or obtain required funding on commercially reasonable terms and therefore may be unable to continue as a going concern.

Risks Related to our Pharmaceutical Business

In order to commercialize a therapeutic drug successfully, a product candidate must receive regulatory approval after the successful completion of clinical trials, which are long, complex and costly, have a high risk of failure and can be delayed, suspended or terminated at any time.

Our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA, European Medicines Agency (“EMA”), MHRA, and other regulatory approvals is costly, time-consuming, and uncertain and subject to unanticipated delays. To receive regulatory approval for the commercial sale of any of our product candidates, we must conduct, at our own expense, adequate and well-controlled clinical trials in human patients to demonstrate the efficacy and safety of the product candidate. To date, we have obtained regulatory authorization to conduct Phase I clinical trials for several anatabine citrate-based drugs in the United Kingdom and have completed such studies, the results of which are currently being analyzed.

It may take years to complete the clinical development necessary to commercialize a drug, and delays or failure can occur at any stage, which may result in our inability to market and sell any products derived from any of our product candidates that are ultimately approved by the FDA, EMA, MHRA, or other foreign regulatory authorities. Our clinical trials, whether in the United Kingdom or elsewhere, may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. Of the large number of drugs in development, only a small percentage result in the submission of a new drug application (“NDA”) to the FDA (or the equivalent in foreign jurisdictions), and even fewer are approved for commercialization. Interim results of clinical trials do not necessarily predict final results, and success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials even after promising results in earlier clinical trials. In addition, a clinical trial may be delayed, suspended or terminated by us or regulatory authorities due to a number of factors. Changes in regulatory requirements and guidance may occur or new information regarding the product candidate or the target indication may emerge, and we may need to perform additional, unanticipated non-clinical or clinical testing of our product candidates or amend clinical trial protocols to reflect these changes. Any additional unanticipated testing would add costs and could delay or result in the denial of regulatory approval for a product candidate. Amendments may require us to resubmit our clinical trial protocols to institutional review boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

There can be no assurance that an IND filed with the FDA in the U.S. will result in the actual initiation of clinical trials in the U.S. or that our products will ultimately be approved or achieve or maintain expected levels of market acceptance in the U.S.

In late 2013, we announced our intention to shift our focus to pharmaceutical products, given our belief in the potential for greater revenue growth through pharmaceutical product sales. However, we do not currently have any pharmaceutical products in the advanced development stage, and we will be required to file an IND related to any new pharmaceutical products we intend to introduce. While we filed an IND in the second quarter 2014, the filing was put on clinical hold until certain conditions were met. We withdrew the IND in August 2015, and in September we received an official letter from the FDA indicating that the action was completed. We intend to file an IND at a later date and later stage of development now that Phase I trials are complete in Europe. However, there is no guarantee that an IND filing will be accepted by the FDA.

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

Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on the regulatory status of the products or sales of the affected products. Accordingly, new data about our products (particularly as related to the anatabine compound), or products similar to our products, could negatively impact FDA approval of or demand for our products due to real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal.

Any drug products that we bring to the market may not gain market acceptance by physicians, patients, third party payers, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

·	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

·	the efficacy and potential advantages over alternative treatments;

·	the pricing of our product candidates;

·	relative convenience and ease of administration;

·	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

·	the strength of marketing and distribution support and timing of market introduction of competitive products;

·	publicity concerning our products or competing products and treatments; and

·	sufficient third party insurance coverage or reimbursement.

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

If we are not successful in managing preclinical development activities and clinical trials, we might not be able to commercialize our products.

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

We will depend upon independent clinical research organizations, investigators and other collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials under agreements with us. These collaborators will not be our employees and we will not be able to control the amount or timing of resources that they devote to our programs. They might not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug development programs, if their performance is substandard or if the FDA, EMA, MHRA, or other regulatory body determines there are issues upon review of the study data, the approval of our regulatory applications, if any, and our introduction of new drugs, if any, will be delayed. If we cannot successfully enter into new agreements with outside collaborators on acceptable terms, or if we encounter disputes over or cannot renew or, if necessary, amend existing agreements, the development of our drug candidates could be delayed. These collaborators might also have relationships with other commercial entities, some of which might compete with us. If our collaborators assist our competitors at our expense, our competitive position may be harmed.

See also “Regulatory Risks” below for additional risks related to our pharmaceutical business.

Regulatory Risks

If we are not able to obtain and maintain required regulatory approvals for any new pharmaceutical candidates we develop, we will not be able to commercialize such product candidates, and our ability to generate revenue will be materially impaired.

Any pharmaceutical business and any pharmaceutical product candidates we develop are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries, including the European Medicines Agency (“EMA”). Failure to adhere to regulations set out by these bodies for one or more of our commercial products could prevent us from commercializing the product candidate in the jurisdiction of the regulatory authority. We have only limited experience in meeting the regulatory requirements incumbent on the sale of drugs in the United States and elsewhere. If we fail to adequately adhere to the regulations on drug sales, we may be unable to sell our products, which could have a material effect on our ability to generate revenue.

Any product candidates and the activities associated with their development and commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries, including the EMA. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate in the jurisdiction of the regulatory authority. We have not obtained regulatory approval to market any drug product candidate in any jurisdiction.

Securing regulatory agency approval requires the submission of extensive preclinical and clinical data and supporting information to the regulatory agency for each therapeutic indication to establish a product candidate’s safety and efficacy. Securing regulatory agency approval also requires the submission of information about the product manufacturing process to, and frequently inspection of manufacturing facilities by, the regulatory agency.

In addition, our future products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

Our product candidates may fail to obtain regulatory approval for many reasons, including:

·	our failure to demonstrate to the satisfaction of the regulatory agency that a product candidate is safe and effective for a particular indication;

·	the results of clinical trials may not meet the level of statistical significance required by the regulatory agency for approval;

·	our inability to demonstrate that a product candidate’s benefits outweigh its risks;

·	our inability to demonstrate that a product candidate presents an advantage over existing therapies;

·	the regulatory agency may disagree with the manner in which we interpret the data from preclinical studies or clinical trials;

·	the regulatory agency may fail to approve the manufacturing processes, quality procedures or manufacturing facilities of third party manufacturers with which we contract for clinical or commercial supplies; and

·	a change in the approval policies or regulations of the regulatory agency or a change in the laws governing the approval process.

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

If we are successful in obtaining approval for any drug candidates, we will be subject to various laws and regulations, including “fraud and abuse” laws and anti-bribery laws, and a failure to comply with such laws and regulations or prevail in any litigation related to noncompliance could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

Pharmaceutical companies have faced lawsuits and investigations pertaining to violations of health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, the U.S. Foreign Corrupt Practices Act (“FCPA”) and other state and federal laws and regulations. We also face increasingly strict data privacy and security laws in the U.S. and in other countries, the violation of which could result in fines and other sanctions. The United States Department of Health and Human Services Office of Inspector General recommends and, increasingly states, require pharmaceutical companies to have comprehensive compliance programs and to disclose certain payments made to healthcare providers or funds spent on marketing and promotion of drug products. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines, exclusion from federal healthcare programs or other sanctions.

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

Undesirable side effects caused by any pharmaceutical product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing such product candidates and generating revenues from their sale.

In addition, if any product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

·	regulatory authorities may require the addition of restrictive labeling statements;

·	regulatory authorities may withdraw their approval of the product; and

·	we may be required to change the way the product is administered or conduct additional clinical trials.

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities, including European and other foreign regulatory bodies. These requirements include submissions of safety and other post marketing information and reports, registration requirements, current good manufacturing practice requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if we obtain regulatory approval of a product, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post marketing testing and surveillance to monitor the safety or efficacy of the product. We also may be subject to state laws and registration requirements covering the distribution of our products. Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

·	restrictions on such products, manufacturers or manufacturing processes;

·	warning letters;

·	withdrawal of the products from the market;

·	refusal to approve pending applications or supplements to approved applications that we submit;

·	voluntary or mandatory recall;

·	fines;

·	suspension or withdrawal of regulatory approvals;

·	refusal to permit the import or export of our products;

·	product seizure or detentions;

·	injunctions or the imposition of civil or criminal penalties; and

·	adverse publicity.

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

Our future operations depend in large part on the efforts of our Chairman and Chief Executive Officer, Michael J. Mullan, MBBS (MD), PhD. The loss of Dr. Mullan would have a serious negative impact on our business and operating results.

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

On December 27, 2013, Dr. Mullan became our Chief Executive Officer and Dr. Chapman became our President. In addition, on such date, our stockholders elected five new directors to our Board of Directors and three of our directors subsequently left office and two new directors have been added since then. On January 31, 2015, Park A. Dodd, III, our Chief Financial Officer, retired. At the same time, Benjamin M. Dent, an outside director and Chairman of the Audit Committee, resigned his board position to become our Chief Financial Officer and Vice President of Operations. On June 9, 2015, Dr. Chapman resigned as our President and a director and Dr. Mullan, our Chairman and Chief Executive Officer, assumed the role of President. On August 14, 2015, Mr. Dent resigned and William L. McMahon was appointed to replace Mr. Dent as interim Chief Financial Officer and Treasurer. Mr. McMahon was appointed Chief Financial Officer, Treasurer and Secretary on November 23, 2015. The failure of our directors or any new members of management to perform effectively could have a significant negative impact on our business, financial condition and results of operations. In addition, the transition to a pharmaceutical development company may take management a significant amount of time to fully implement. If our company’s new pharmaceutical development strategy is unsuccessful or if we are unable to execute it successfully, there will likely be a significant negative impact on our business, financial condition, and results of operations.

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

United States patents and patent applications may also be subject to interference proceedings and United States patents may be subject to reexamination proceedings and other post-grant challenges in the United States Patent and Trademark Office (“PTO”). Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices, and those proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Thus, any patents that we own or license from others may provide limited or no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

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

In November 1998, 46 states and the District of Columbia (the “Settling States”) entered into the Master Settlement Agreement (“MSA”) to resolve litigation that had been instituted against the major tobacco manufacturers. We did not join the MSA but, while we manufactured and sold cigarette products, we were required to satisfy certain escrow obligations pursuant to statutes that the MSA required the Settling States to adopt in order for such states to receive the full benefits of the settlement. We discontinued the sale of any cigarette products in June 2007 and we sold the rights, title and interest in and to all income from and reversionary interest in our MSA escrow accounts in May 2007. Although we sold the rights in and to all income from and reversionary interest in the funds deposited into the MSA escrow accounts for sales through 2006, these MSA escrow funds remain in our name and the principal amount of these accounts will be available to satisfy portions of any state judgments or settlements for the type of claims asserted against the major tobacco manufacturers in the suits that resulted in the negotiation of the MSA, notwithstanding that we stopped selling cigarettes in 2007 and exited from the tobacco industry completely as of December 31, 2012. Moreover, if such claims are successfully asserted in litigation against us in the future, the claims could exceed the amounts that have been deposited into escrow under the MSA which could adversely affect our operating income and cash flows.

Risks Related to our Common Stock

The conversion of the Notes and the issuance of shares of our common stock in payment of principal and/or interest on the Notes could substantially dilute your investment and impede our ability to obtain additional financing.

The Notes (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources”), which are convertible into shares of our common stock, give the holders of the Notes an opportunity to profit from a rise in the market price of our common stock such that conversion of the Notes will result in dilution of the equity interests of our other stockholders. We have no control over whether the holders will exercise their right to convert their Notes. In addition, the issuance of shares of our common stock, at our election, in payment of principal and/or interest on the Notes, will result in dilution of the equity interests of our other stockholders. We cannot predict the market price of our common stock at any future date, and therefore, cannot predict the applicable prices at which the Notes may be converted. In addition, the Notes are subject to anti-dilution adjustment provisions which, if triggered, may require the issuance of additional shares upon conversion. For these reasons, we are unable to accurately forecast or predict with any certainty the total amount of shares that may be issued under the Notes. The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of the Notes.

We have many other potentially dilutive derivative securities outstanding and the issuance of these securities as well as future sales of our common stock could have a dilutive effect on current stockholders.

At December 31, 2015, we had outstanding options granted to directors, employees and consultants to purchase approximately 850,600 shares of our common stock, with a weighted-average exercise price of $55.47 per share, of which options for 645,600 shares were exercisable at December 31, 2015. At December 31, 2015 we also had outstanding warrants exercisable for 2,752,541 shares of our common stock, with a weighted-average exercise price of $8.85 per share. Exercise of outstanding stock options or warrants would cause dilution, which could adversely affect the market price of our common stock. If we issue additional shares of our common stock for sale (which has historically been our principal means of financing our operations) in connection with future financings, our stockholders could experience further dilution.

The voting power and value of your investment could decline if our outstanding securities that are convertible or exercisable into shares of our common stock are converted or exercised.

We have issued a significant amount of securities that are convertible or exercisable into shares of our common stock, and the conversion or exercise of these securities could have a substantial negative impact on the price of our common stock and could result in a significant decrease in the value of your investment. The conversion or exercise prices applicable to some of our outstanding securities are subject to market-price protection that may cause the conversion or exercise prices to be reduced in the event of a decline in the market price of our common stock. In addition, the conversion or exercise prices of some of our outstanding securities are subject to downward anti-dilution adjustments, from time to time, if we issue securities at a purchase, exercise or conversion price that is less than the then-applicable conversion or exercise price of the applicable security. Consequently, the voting power and value of your investment in each of these events would decline if the securities are converted or exercised for shares of our common stock at lower prices as a result of the declining market price or if sales of our securities are made below the conversion or exercise prices of some of our securities.

The market-price protection features of our Notes could also allow the Notes to become convertible into a greatly increased number of additional shares of our common stock, particularly if a holder of a Note sequentially converts portions of its Note into shares of our common stock at alternate conversion prices and resells those shares into the market.

The market price of our common stock and the value of your investment could substantially decline if the Notes are converted into shares of our common stock or if we issue shares of our common stock in payment of principal and/or interest on the Notes and all of these shares of common stock are resold into the market, or if a perception exists that a substantial number of shares will be issued upon conversion of the Notes or upon the payment of principal and/or interest on the Notes and then resold into the market.

If the conversion price at which the Notes are converted into shares of common stock or the conversion price at which shares of common stock in payment of principal and/or interest on the Notes are issued are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. In addition, sales of a substantial number of shares of common stock issued upon conversion of the Notes, in lieu of cash payments of principal and/or interest on the Notes, or even the perception that these sales could occur, could adversely affect the market price of our common stock. As a result, you could experience a substantial decline in the value of your investment as a result of both the actual and potential conversion of the Notes and the issuance of shares of common stock in lieu of cash payments of principal and/or interest on the Notes.

Notice of delisting for failure to satisfy a continued listing rule or standard; Transfer of listing

On November 3, 2015, we received a letter from the Nasdaq Stock Market ("NASDAQ") stating that a NASDAQ Hearings Panel would delist our shares from NASDAQ effective at the open of business on Thursday, November 5, 2015. Our shares were delisted as a result of our failure to comply with Nasdaq Listing Rule 5550(b)(2), which requires us to maintain a minimum “Market Value of Listed Securities” of $35 million for continued listing on the NASDAQ Capital Market. The Panel’s determination followed a hearing on October 29, 2015, at which we requested additional time to comply with Rule 5550(b)(2).

We did not request the Nasdaq Listing and Hearing Review Council review the Panel's decision. NASDAQ completed the delisting by filing a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission on February 27, 2016, after applicable appeal periods had lapsed.

Our common stock began trading on the OTC Pink market under the ticker symbol "RCPI" effective at the open of the market on November 5, 2015. We applied for and received approval to trade on the OTCQB Venture Marketplace, under the ticker symbol “RCPI” beginning November 11, 2015. The OTCQB market is generally limited to companies that are subject to and current in Securities and Exchange Commission reporting obligations.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Our common stock is currently traded under the symbol “RCPI” and frequently trades at a low volume, based on quotations on the OTCQB ® Venture Marketplace trading platform operated by OTC Markets Group, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in our securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

The trading price of the shares of our common stock has been, and may continue to be, highly volatile. We receive only limited attention from securities analysts and may experience an imbalance between supply and demand for our common stock resulting from our trading volumes. The market price of our common stock may fluctuate significantly in response to a variety of factors, some of which are beyond our control, including the following:

·	announcements of new products, technological innovations, contracts, acquisitions, financings, corporate partnerships or joint ventures by us or our competitors;

·	the approval by the FDA and/or other regulatory agencies of any new pharmaceutical products we develop;

·	developments related to our patents or other proprietary rights;

·	negative regulatory action or regulatory approval with respect to our products or our competitors’ products; and

·	market conditions in the pharmaceutical industry in general.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Provisions in our by-laws could discourage, delay or prevent a change of control of our company and may result in an entrenchment of management and diminish the value of our common stock.

Our by-laws provide that special meetings of the stockholders may be called at any time by our Chairman of the Board, our President, a majority of our Board of Directors or by the holders of at least a majority of the issued and outstanding shares of our stock issued and outstanding and entitled to vote. These provisions may discourage, delay or prevent a merger, acquisition or other change of control that our stockholders may consider favorable. Such provisions could impede the ability of our common stockholders to benefit from a change of control and, as a result, could materially adversely affect the market price of our common stock and your ability to realize any potential change-in-control premium.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As part of our Company’s transition, we completed, as of December 31, 2014, the process of consolidating our offices to Sarasota, Florida. The relocation centralized our executive, scientific, marketing and administrative functions.  We closed our office in Glen Allen, Virginia with six months remaining on the five year lease and our landlord agreed to release us from the lease effective March 1, 2015. We also have closed and have no further lease obligations for space we used in Washington, DC and Gloucester, Massachusetts.

We lease from the Mecklenburg County Industrial Development Authority (MCDIA) approximately nine acres of land in Chase City, Virginia. This lease also includes a building containing approximately 91,000 square feet of space that accommodated our dissolvable tobacco manufacturing operations, an expanded testing facility and office space.  We have approximately seven years remaining on a twenty-year lease for this facility, with a monthly rent of approximately $7 thousand, offset by a sublease payment of $4 thousand per month. The sublease is due for an automatic annual renewal in August, 2016, with a cancellation option available with 120 day notice prior to the automatic annual renewal date.

In 2013, we entered into a sublease agreement for approximately 36,000 square feet of the building we lease from MCDIA, which had an initial term of one year with automatic renewals for eight consecutive one year periods, at a sublease rental rate of $2,000 per month. The sublease was terminated in January 2015.

In 2014, we entered into a sublease agreement for approximately 40,000 square feet of the building we lease from MCIDA. The sublease is for a period of two years with the additional automatic annual renewals, with cancellation available by 120 day notice prior to the automatic renewal date, until the end of our lease with MCIDA. The sublease rental rate is $4,000 per month.

We own specialized packaging equipment that was installed at our dietary supplement contract manufacturing vendor to package CigRx® and Anatabloc® in their 20-piece container format. In December 2014, we entered into an agreement with the vendor to sell certain excess equipment to them and provide them with the opportunity to lease the specialized equipment with an option to buy if they find a customer with a desire to package their products in the specialized 20 piece container format. This idled specialized equipment is currently located at one of our 3rd party manufacturer’s who is currently attempting to find an interested buyer. We have written off the packaging equipment in its entirely due to no immediate market and we are unsure if we will ever find an interested buyer.

We previously invested in equipment to process anatabine, the primary ingredient in our Anatabloc ®, Anatabloc ® Cosmetics and CigRx ®   products at a separate contract manufacturing facility. This equipment has been idle since we exited from the dietary supplement business. We are currently working with the manufacturing facility to determine the most appropriate disposition of the equipment.

ITEM 3. LEGAL PROCEEDINGS

Derivative Action Lawsuits

Four individuals, David C. Inloes, William Skillman, Harold Z. Levine and Louis Lim, filed separate, but similar derivative actions naming all or most of our then current directors, several of our officers and, in one case, one former director as defendants. Two of the actions were filed in the United States District Court for the Eastern District of Virginia, Alexandria Division (the “Alexandria Actions”). The first Alexandria Action, William Skillman v. Jonnie R. Williams et al., was filed on May 2, 2013. The second Alexandria Action, David C. Inloes v. Jonnie R. Williams et. al., was filed on May 3, 2013. The Alexandria Actions have been consolidated and co-lead counsel appointed by the Court. Pursuant to a court order, plaintiffs filed a consolidated amended complaint on January 13, 2014 and a motion to dismiss was filed on February 3, 2014 on behalf of all of the defendants. Also, on February 3, 2014, we, as nominal defendant, moved to stay or dismiss this action pending a resolution a securities class action litigation then pending in federal court in Richmond, Virginia. Separately, on January 29, 2014, the United States moved to stay discovery in the case pending the completion or other disposition of the criminal trial of former Governor McDonnell and his wife. That motion was granted by the Court on January 30, 2014. On February 28, 2014, the Court granted our motion to stay the case, ruling that the case would be stayed for all purposes pending further order of the Court and ordering us, within ten days of the dismissal or resolution of the Richmond securities class action or the trial court’s verdict in the McDonnell case, whichever occurred first, to file a report indicating what action, if any, we intended to take with regard to this case, including specifically, without limitation, whether we intended to pursue or seek dismissal of the claims asserted against each of the named individual defendants.

The third derivative action, Harold Z. Levine v. Jonnie R. Williams, et. al., was filed on July 8, 2013, in the Circuit Court for the City of Richmond (the “Levine Action”), and the fourth case, Louis Lim v. Christopher C. Chapman, et. al., was filed in the Circuit Court for Henrico County on July 11, 2013 (the “Lim Action”). In general, the complaints collectively allege that our directors and officers breached their fiduciary duties by causing us to issue false and misleading statements regarding our past and future prospects and certain scientific data relating to our products, as well as engaging in certain unspecified private placements and related party transactions since 2006. On July 1, 2013 and August 1, 2013, stipulations were filed in each of the state court actions that stayed the period for defendants to respond to the complaints. These stipulations were later entered by the Courts. In May 2014, the parties to both state court derivative actions filed further stipulations subsequently endorsed by the Courts that provided for the transfer of the Lim Action to the Circuit Court for the City of Richmond, the consolidation of the Lim Action with the Levine Action, and a further stay of the deadline for a response to the complaint.

A mediation session relating to the derivative actions was held on October 29, 2014, and the parties later reached an agreement in principle regarding the material terms of a proposed settlement that would address the derivative actions. The parties concluded a stipulation of settlement as of approximately January 27, 2015, and plaintiffs thereafter filed a motion for approval of the settlement. The proposed settlement provided for the implementation of certain corporate governance reforms and contemplated payment by us of certain attorney’s fees to plaintiffs’ counsel in an amount that has yet to be determined. A hearing on the motion for preliminary approval was held on March 6, 2015. The judge requested additional information to be submitted within 14 days, a deadline that was later extended.

On March 27, 2015, the parties filed a joint submission setting forth additional information responsive to the Court’s order. On March 31, 2015, the Court entered orders preliminarily approving the proposed settlement and setting a further settlement hearing for July 10, 2015. On June 12, 2015, plaintiffs filed a motion for final approval of the settlement and a motion for attorney’s fees. On June 19, 2015, we filed a response contending that plaintiffs’ request for attorney’s fees was excessive. At the July 10, 2015 final approval hearing, the Court approved the settlement as fair and adequate and took under advisement plaintiffs’ motion for attorney’s fees. On July 13, 2015, the Court entered final judgment and, on July 17, 2015, issued an order directing the parties to schedule a settlement conference with the magistrate judge regarding plaintiffs’ motion for attorney’s fees. The settlement conference was held on August 26, 2015, but the parties were unable to agree on a settlement for attorney’s fees and the magistrate judge returned the matter to the Court to rule on the plaintiffs’ fee motions. As of the date of the filing of this Annual Report, the Court has not issued a ruling. Pursuant to the stipulation of settlement, plaintiffs were required to dismiss the state court derivative actions with prejudice, and on July 13, 2015, the state court issued an unopposed final order dismissing the matter with prejudice. At this time, we cannot predict the probable outcome of the claims against us for attorney’s fees. Accordingly, no amounts have been accrued in the consolidated financial statements.

Consumer Class Action

On January 27, 2014, Howard T. Baldwin filed a purported class action naming our company, RCP Development (our subsidiary), and GNC Holding, Inc. (“GNC”) as defendants. The case was filed in the United States District Court for the Northern District of Illinois. Generally, the complaint alleged that claims made for our Anatabloc ® product have not been proven and that individuals purchased the product based on alleged misstatements regarding characteristics, uses, benefits, quality and intended purposes of the product. The complaint purported to allege claims for violation of state consumer protection laws, breach of express and implied warranties and unjust enrichment. We have agreed to indemnify and defend GNC pursuant to the terms of the purchasing agreement between RCP Development and GNC. Consistent with that commitment, we have agreed to assume the defense of this matter on our own behalf as well as on behalf of GNC. The defendants filed a motion to dismiss the complaint on March 24, 2014. On January 13, 2015, the Court entered an order dismissing the complaint in its entirety without prejudice.

On February 10, 2015, Mr. Baldwin filed an Amended Complaint against our company, RCP Development and GNC (collectively, “Defendants”). The Amended Complaint also includes an additional named plaintiff, Jerry Van Norman, who alleges that he is a citizen of Parkville, Missouri. The Amended Complaint requests certification of an “Illinois Class” consisting of “[a]ll persons who paid, in whole or in part, for Anatabloc ® dietary supplement in Illinois between August 1, 2011 and the present for personal, family or household uses,” and a “Missouri Class” consisting of “[a]ll persons who paid, in whole or in part, for Anatabloc ® dietary supplement in Missouri between August 1, 2011 and the present for personal, family or household uses.” The Amended Complaint is pleaded in seven counts: (1) violation of the Consumer Fraud and Deceptive Business Practices Act of Illinois; (2) violation of the Missouri Merchandising Practice Act; (3) breach of express warranty under Illinois law; (4) breach of express warranty under Missouri law; (5) breach of implied warranty of merchantability under Illinois law; (6) breach of implied warranty of merchantability under Missouri law; and (7) unjust enrichment.

Like the original complaint, the Amended Complaint alleges that Defendants manufactured, marketed and/or sold Anatabloc ® , a dietary supplement purportedly derived from an anatabine alkaloid, and promoted Anatabloc ® as a “wonder drug” with a number of medical benefits and uses, from treating excessive inflammation (associated with arthritis) to Alzheimer’s disease, traumatic brain injury (or concussions), diabetes and multiple sclerosis. Plaintiffs allege that Defendants have never proven any of these claims in clinical trials or received FDA approval for Anatabloc ® , and that Anatabloc ® “was never the ‘wonder drug’ it claimed to be.” Plaintiffs allege that they purchased Anatabloc ® based upon claims that it provides “anti-inflammatory support.” Mr. Baldwin alleges that he purchased Anatabloc ® to “reduce inflammation and pain in his joints,” and Mr. Van Norman alleges that he “suffers back and knee problems, as well as arthritis, and expected Anatabloc ® to be effective in treating these symptoms and purchased Anatabloc ® to help alleviate his symptoms.” Both plaintiffs allege that Anatabloc ® did not provide the relief promised by the Defendants.

Although the Amended Complaint does not include claims based on the consumer protection laws and breach of warranty laws of several additional states like the original complaint, on February 10, 2015, counsel for plaintiffs also served a “Notice pursuant to: Alabama Code § 8-19-10(e); Alaska Statutes §45.50.535; California Civil Code § 1782; Georgia Code § 10-1-399; Indiana Code § 24-5-0.5-5(a); Maine Revised Statutes, Title 5, § 50-634(g); Massachusetts General Laws Chapter 93A, § 9(3); Texas Business & Commercial Code § 17.505; West Virginia Code § 46A-6-106(b); and Wyoming Statutes § 40-12-109 as well as state warranty statutes,” which purports to give notice to Defendants on behalf of the named plaintiffs and a “class of similarly situated individuals” that Defendants have “violated state warranty statutes and engaged in consumer fraud and deceptive practices in connection with its sale of Anatabloc ® ,” and demands that “Defendants correct or otherwise rectify the damage caused by such unfair trade practices and warranty breaches and return all monies paid by putative class members.”

The Defendants timely moved to dismiss the Amended Complaint on March 10, 2015. Plaintiffs filed a memorandum in response to the motion to dismiss on April 9, 2015, and Defendants filed their reply memorandum on April 22, 2015.  On April 28, 2015, the Court entered an order lifting the stay of discovery that had been in place in the case. The Plaintiffs served discovery requests on May 18, 2015, to which we responded on June 17, 2015. We are continuing to produce responsive documents to the Plaintiffs on a rolling basis. On February 2, 2016, the Court entered a Memorandum Opinion and Order granting the motion to dismiss the Amended Complaint and dismissing all claims alleged in the Amended Complaint. The Plaintiffs’ claims under Illinois and Missouri law for breach of express and implied warranty were dismissed with prejudice. The remaining claims were dismissed without prejudice. The Court has allowed Plaintiffs 28 days to file a Second Amended Complaint. The next status hearing before the Court is scheduled for March 22, 2016. To date, no amounts for loss contingency have been accrued in the consolidated financial statements.

Action by Iroquois Master Fund, Ltd. and American Capital Management, LLC

On February 19, 2015, we became aware of a complaint filed on February 18, 2015, in New York Supreme Court for New York County in which our company and our Chief Executive Officer, Dr. Michael J. Mullan, are named as a defendants. The complaint was filed by Iroquois Master Fund, Ltd. and American Capital Management, LLC, who were investors in a private placement of our securities completed in March 2014 (the “March Private Placement Transaction”). The complaint also names as a defendant John J. McKeon, a stockholder of our company. Iroquois and American Capital are seeking $4.2 million, in the aggregate, in damages or, alternatively, rescission of the March Private Placement Transaction, premised on allegations that we entered into a “sham” loan agreement with Mr. McKeon to provide us with a $5.8 million line of credit in order to fraudulently induce Iroquois and American Capital to acquire our securities. On April 29, 2015, we filed a motion to dismiss the complaint because (i) plaintiffs did not register to do business with the New York Secretary of State, and thus lack the capacity to sue in New York, and (ii) the court lacks personal jurisdiction over us and Dr. Mullan because we were not present in New York in connection with the March Private Placement Transaction, and the critical events relating to it did not take place in New York. Plaintiff served its papers in opposition to that motion on June 5, 2015, and we served our reply papers on July 1, 2015. Oral argument on the motion was held on September 8, 2015, and a decision is expected shortly after the filing of this Annual Report on Form 10-K. Although we believe that plaintiffs’ material allegations are without merit and intend to vigorously defend our company and Dr. Mullan against such allegations, no assurances can be given with respect to the outcome of the motion to dismiss or more generally to the litigation.

We have been notified by our insurance carrier that the carrier’s position is that legal costs incurred on behalf of our company for this action are not covered under our policy, although any legal costs incurred on behalf of Dr. Mullan would be covered, subject to the policy retention. All legal costs incurred to date for this action through December 31, 2015 have been recorded in the accompanying financial statements accordingly.

Asserted Claims by Jonnie R. Williams under Employment Agreement

On March 25, 2015, we received an email from an attorney representing Jonnie R. Williams, a former director of our company and our former Chief Executive Officer, stating that Mr. Williams is contractually entitled to severance compensation. At that time, we disclosed that we were not aware of the claimed legal or contractual basis for Mr. Williams’ severance claim.

On June 11, 2015, we were informed that Mr. Williams plans to file an arbitration action against us under his employment agreement to assert his alleged contractual severance entitlement. Mr. Williams alleges that the election of our Board of Directors at our December 2013 annual stockholder meeting triggered a provision of his employment agreement that provides for severance in the amount of $2.5 million. However, we disagree that such stockholder meeting triggered the severance entitlement and contend that Mr. Williams voluntarily resigned from his employment with our company in August 2014 without any contractual right to severance compensation. As of the date the filing of this Annual Report on Form 10-K, Mr. Williams has not filed an arbitration action against us.

Settlement Agreement with Jonnie R. Williams regarding Indemnification Payments

On May 20, 2015, we entered into a Memorandum of Understanding Regarding Settlement (the “MOU”) with Jonnie R. Williams providing for the manner in which indemnification payments will be made by us to law firms previously engaged by Mr. Williams. The MOU was entered into in furtherance of the settlement of our securities class action litigation, which settlement was approved on June 26, 2015.

In general, the MOU addresses the manner in which we will satisfy Mr. Williams’ indemnification rights for reimbursement of legal expenses incurred by Mr. Williams from the law firms of McGuire Woods LLP and Steptoe and Johnson LLP. The MOU provides for the payment of such expenses by an aggregate up-front payment of $300,000 to the law firms on or before May 29, 2015 (which payment was timely made), plus subsequent payments of a total of $60,000 per month between the law firms commencing on August 1, 2015. The aggregate amount of payments to be made by us over an approximately two-year payment period under the MOU will be $1.6 million to McGuire Woods LLP (against an invoiced amount of $1.93 million) and $437,000 to Steptoe and Johnson LLP (against an invoiced amount of $629,897). The MOU also provides that certain discounts will be granted to us in the event that we make early payment of the balance of payments due under the MOU. All obligations for this MOU have been recorded as accounts payable or accrued legal expenses in the accompanying balance sheets as of December 31, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our company’s common stock, par value $0.0001 per share, was traded on the Nasdaq Capital Market under the symbol “RCPI” until November 5, 2015, at which time we began trading on the OTC market under the symbol “RCPI” and on November 11, 2015, we began trading on the OTCQB® Venture Market Place under the symbol “RCPI”. On March 18, 2016, the closing price of our common stock as reported on the OTCQB® was $0.48. Set forth below are the high and low sales prices for each full quarterly period during 2015 and 2014, as reported by the OTCQB® or the Nasdaq Capital Market or the Nasdaq Global Market (on which our stock was previously traded as applicable).  From time to time, during the periods indicated, trading activity in our common stock was infrequent.  As of March 2, 2016, there were approximately 580 registered holders of our common stock

Effective April 14, 2015, we completed a reverse stock split in which each twenty-five shares of our common stock were automatically combined into and became one share of our common stock, subject to cash being issued lieu of fractional shares. The prices in the table below have been adjusted to reflect the stock split.

	2015		2014
	High	Low	High	Low
Quarter
First	$7.00	$2.25	$28.50	$13.75
Second	4.29	1.50	21.00	13.00
Third	2.09	0.76	16.00	6.00
Fourth	1.26	0.65	9.25	3.25

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

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

Overview

We are a pharmaceutical development company focused on the discovery, development, and commercialization of therapies for chronic inflammatory disease and neurologic disorders, utilizing our proprietary compounds. Our development activities are currently focused on our lead compound, anatabine citrate, which we believe based on our accumulated data demonstrates anti-inflammatory properties. Prior to September 2014, we marketed and sold an anatabine-based dietary supplement under the name Anatabloc® with other anatabine-based products. We discontinued the marketing and sale of such products in September 2014 and have changed the focus of our company to pharmaceutical development activities centered primarily on anatabine citrate as a lead drug candidate. Our strategy is to leverage the underlying science and clinical data we have accumulated (partly from our prior anatabine-based products) to advance our pharmaceutical development program.

Anatabine citrate is a small molecule, cholinergic agonist which exhibits anti-inflammatory pharmacological characteristics, with a mechanism of action distinct from other anti-inflammatory drugs available, such as biologics, steroids and non-steroidal anti-inflammatories. In pre-clinical testing, anatabine demonstrates anti-inflammatory activity in a variety of in vitro and in vivo assays. Our lead compound has been investigated extensively in pre-clinical (in vitro and in vivo) studies resulting in several peer reviewed and published scientific journal articles, covering models of multiple sclerosis, Alzheimer’s disease and autoimmune thyroiditis. Individually and collectively, we believe that these studies demonstrated the anti-inflammatory effects of anatabine.  In addition, anatabine demonstrates very good bio-availability and the ability to cross the blood-brain barrier. Anatabine citrate was generally well tolerated in the human population when it was sold as a dietary supplement.

Prior to our corporate transition in December 2013, our business strategy focused on selling anatabine-based nutraceutical dietary supplements that we believed provided anti-inflammatory support and decreased the urge to smoke. We also sold an associated line of cosmetic products, pursued research and development of related dietary supplements and pharmaceutical products, and to a much lesser degree, sought to license our low-tobacco specific nitrosamine curing technology and related products.

In late 2013, our senior management and Board of Directors undertook certain significant corporate changes in order to position our company as a drug development company working towards approved drug products under U.S. and international regulatory protocols that would present greater long-term revenue prospects. In December 2013, our stockholders elected a new Board of Directors who appointed new executive officers.

Our corporate transition continued during 2014, during which we consolidated our offices in a single location in Sarasota, Florida, substantially reduced our employee headcount, and changed the name of our Company from Star Scientific, Inc. to Rock Creek Pharmaceuticals, Inc. In September 2014, we completed the transition by discontinuing our historical business of marketing and selling anatabine-based nutraceutical dietary supplements and other products.

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

Effective April 14, 2015, we completed a reverse stock split in which each twenty-five shares of our common stock were automatically combined into and became one share of our common stock, subject to cash being issued in lieu of fractional shares. The share numbers below have been adjusted to reflect the stock split.

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

General Overview of Operations and Current Financial Condition

The recurring losses generated by our business continue to impose significant demands on our liquidity. Our future prospects will be highly dependent on our ability to successfully implement our current strategy to better take advantage of the potential opportunities in the area of pharmaceutical products, including the development of products approved by the FDA or CTA.  Our ability to manage overall operating expenses, as well as raise additional capital necessary to support our operations, will be key to future operations and financial condition (particularly given the capital intensive nature of drug development).  We do not expect to generate revenue from the sale of pharmaceutical products in the near term, or at all, given the long timeframe for approval of these products.  We have and will continue to seek to generate revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee and for our related tobacco products (operations discontinued in December 2012), but royalty revenues have been insignificant to date.

We discontinued the sale of Anatabloc® in August 2014 and all revenue and related expenses of operations were reclassified to discontinued operations (see Note 5 ”Discontinued operations” in Item 15 of this Annual Report). For the current year ended December 31, 2015, we recognized a loss from continuing operations of approximately $6.8 million. The recurring losses generated by our operations continue to impose significant demands on our company’s liquidity.  As of December 31, 2015, we had approximately $21.1 million of negative working capital, of which approximately $0.5 million was unrestricted cash and cash equivalents. As of December 31, 2014, we had approximately $11.6 million of negative working capital. The increase in our negative working capital was primarily caused by the $12.0 million current portion of the $20 million Senior Secured Convertible Notes (the “Notes”) and partially offset by reduced accrued expenses and accounts payable in 2015. Our restricted cash, which we received from the Notes has been recorded as a non-current asset in the accompanying Consolidated Balance Sheets. See Note 11 “Long-term debt” in Item 15 of this Annual Report.

As discussed below under “Liquidity and Capital Resources” we do not have enough cash and available credit lines to sustain our company for the next 12 months based on our current operating plan, and, therefore, there is substantial doubt about our company’s ability to continue as a going concern.

Regulatory Hurdles; IND Process

The drug development business is highly regulated and will require us to file an IND application related to any new pharmaceutical products we intend to introduce in the United States.  In late 2013, we announced our intention to shift our focus to pharmaceutical products, given our belief in the potential for greater revenue growth through pharmaceutical product sales. However, we do not currently have any pharmaceutical products in the advance development stage, and we will be required to file an IND related to any new pharmaceutical products we intend to introduce. While we filed an IND in the second quarter 2014, the filing was put on clinical hold until certain conditions were met. We withdrew the IND in August 2015, and in September we received an official letter from the FDA indicating that the action was completed. Accordingly, we have shifted our strategy and filed a CTA in the United Kingdom in December 2014. On January 30, 2015, we announced that the United Kingdom’s MHRA approved the CTA to conduct Phase I trials of several anatabine citrate-based drugs. The Phase 1 trials were completed in 2015 and results disclosed in October 2015. See “Item 1A. Risk Factors - Risks Related to our Pharmaceutical Business” and “- Regulatory Risks” for more information on the regulatory challenges presented by our business.

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

Investigations and Other Litigation

We have been and continue to be a party to various legal proceedings, including a stockholder derivative action, a consumer class action, and an investor lawsuit. We have incurred substantial expenses (and related cash demands) in connection with these legal proceedings, and continue to incur expenses. These expenses and cash demands may be material to our ability to pursue our development programs and fund our operations. While we expect that some of the cost related to the derivative action (which action has been settled) will be covered by insurance, we cannot provide any assurances with respect to ultimate cost of that action and/or that its associated costs (including indemnification obligations to former and existing officers and directors) will not materially exceed the limits of our insurance policies. With respect to pending legal actions, we anticipate that a material portion of the costs and expenses, as well as ultimate liabilities (if applicable), relating to those actions will not be covered by insurance. In view of the foregoing, the costs, expenses, and risk associated with the pending legal actions, together with our limited capital resources as described above, may have a material adverse effect on our business and development program by diverting resources that would otherwise be available for operations and development activities. See “Part II- Item 1 – Legal Proceedings.”

.

Our Product and Product Development Initiatives

In recent years, we have engaged primarily in the sale of dietary supplements and related cosmetic products, and in pursuing ongoing research and development of related dietary supplements and pharmaceutical products. We historically have focused on utilizing certain alkaloids found in the Solanacea family of plants, which includes potatoes, tomatoes, and eggplants, initially to address issues related to the desire to smoke or use other traditional tobacco products. More recently, we have concentrated on the anti-inflammatory aspects of one of those alkaloids, anatabine. We also expect that, by leveraging the underlying science and clinical data accumulated by us in relation to our existing products, we will focus our operations on the research and development of drug candidates. Much of these research and development efforts will initially focus on developing our anatabine and anatabine analog based compounds as a potential drug candidates. We do not expect to recognize any revenues related to our drug development initiatives in the foreseeable future.

Licensing and Intellectual Property.

Since 2010 we have filed United States patent applications relating to the active ingredient of our dietary supplement products, uses of the products and product formulations.

In 2015 we announced the Notification of Intent to Grant by the European Patent Office of a European patent for the administration of Anatabine to treat autism spectrum and seizure disorders. Autism Spectrum Disorders (ASDs) are pervasive neurodevelopmental disorders diagnosed in early childhood when acquired skills are lost or the acquisition of new skills become delayed. Previous research has suggested that there is excess inflammation in the colon, esophagus and duodenum of some patients with autism and postmortem studies have also shown an increase in the expression of several markers of neuro-inflammation. There is also evidence that nicotinic acetylcholine receptor (nAChR) agonists, especially those that target the alpha-7 subtype, may be useful in treating ASD. It has been suggested that activating the alpha-7 nAChR may provide symptomatic relief in ASD by reducing chronic inflammation and providing pro-cognitive effects. Anatabine has been shown in a variety of preclinical models to activate alpha-7 nAChRs, reduce inflammation in several animal models and to normalize social behavior in transgenic models of Alzheimer’s disease.

We are the exclusive licensee under a License Agreement with Regent Court Technologies, LLC which grants us exclusive worldwide rights to and a right of sublicense for the StarCured ® process, related patents covering the production of low-TSNA dissolvable smokeless tobacco products and the use of certain MAO inhibitors in treating neurological conditions.  This technology essentially arrests or eliminates microbial activity that normally occurs during curing, thereby preventing the formation of TSNAs. See “Item 1.  Business - Our Patents, Trademarks and Licenses” for more information relating to our patents.

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

Discontinued Operations

The results presented in loss from discontinued operations in the company’s Consolidated Financial Statements of Income also include the results of businesses or lines of business that have been disposed of prior to the end of fiscal 2014, which include discontinued operations from our tobacco business and discontinued operations from our nutraceutical and dietary supplement business.

Impairment of Long-Lived Assets

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

In order to estimate the fair value of the derivative liability, the Company uses the Binomial Model to estimate fair value of the warrants including assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates. The derivative liability resulting from the June, 2015 Warrants are classified within the Level 3 fair value hierarchy (see Note 9 “Derivative liability” included in Item 15 of this Annual Report).

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Total Operating Expenses. Total operating expenses (comprised of General and Administrative and Research and Development expenses) were approximately $11.3 million for the year ended December 31, 2015, a decrease of approximately $21.3 million, or 65.3%, from approximately $32.6 million for the same period in 2014. General and administrative expenses decreased by approximately $20.2 million. Research and development costs decreased by approximately $1.1 million.

General and Administrative Expenses. General and administrative expenses were approximately $8.8 million for the year ended December 31, 2015, a decrease of approximately $20.2 million, or 69.6%, from approximately $29.0 million for the same period in 2014.  The reduction in expenses reflect major cost reductions from the restructuring which occurred in 2014. For the year ended December 31, 2015, $2.9 million of the decrease was attributable to lower rent and office related expenses as a result of the consolidation of offices, and smaller administrative salaries due to planned staff reductions and lower severance costs; approximately $3.8 million of the decrease was the result of lower executive expenses, including salaries, as a result of the restructuring and lower travel expense. Stock based compensation was approximately $9.4 million lower since fewer stock options were granted in 2015 and recognition of benefits related to a forfeiture of performance based compensation payable in stock. Legal expenses were reduced by approximately $3.2 million as a result of the completion of the DOJ investigation in 2014 and the settlement of the shareholder lawsuit and derivative suits, partially offset by the legal costs related to the cases of Dr. Chapman (settled) and the Baldwin Class Action and Iroquois claims. Approximately $0.9 million of the decrease was due to lower outside consulting, shareholder services and other administrative expenses.

Research and Development Expenses. We invested approximately $2.5 million on research and development during 2015, a decrease of $1.1 million or 30.6% from approximately $3.6 million for the comparable period in 2014. The research and development cost in 2014 were directed principally toward preclinical studies in support of the IND with the FDA in the United States and a CTA in the United Kingdom in addition to the applications preparation. In 2015, the majority of the R&D expenditures was invested in the Phase I study conducted in the United Kingdom to demonstrate the safety and tolerability of our lead compound – anatabine citrate.

Interest Income and Expense.  For the year ended December 31, 2015, we had interest income of $1 thousand and interest expense of $410 thousand, as compared to interest income of $22 thousand and $1 thousand of interest expense for the year ended December 31, 2014. Our interest expense in 2015 was primarily the result of interest on our $20 million Senior Secured Convertible Notes. Our interest income in 2014 was primarily derived from notes receivable from the sale of inventory and manufacturing equipment in 2013.

Derivative Gain. For the year ended December 31, 2015, we had a gain of $1.4 million on derivative instruments associated with warrants issued in June 2015.

Other Income and Expense. We had other income of $3.6 million for the year ended December 31, 2015, as compared to a net expense of $0.6 million for the year ended December 31, 2014. The net expense in 2014 reflected a charge to the reserve for bad debt related to the default on the notes receivable from the sale of inventory and manufacturing assets from the dissolvable tobacco business in 2013. We foreclosed on the assets, sold them in 2015 and recognized a gain of $0.3 million on the disposal. Also, in 2015, we recorded a $3.5 million gain from insurance proceeds, partially offset by an impairment loss of $0.3 million.

Income Tax Expense. During the years ended December 31, 2015 and 2014, we had no income tax obligation due to our net operating losses. Additionally, we reserved 100% for all deferred tax benefits associated with these losses.

Discontinued Operations. Our loss on discontinued operations during the year ended December 31, 2015 of $82 thousand was primarily related to expenses to exit the dietary supplement business, including insurance and disposal costs. During the year ended December 31, 2014 we recorded a loss of $5.4 million when we discontinued our dietary supplement and cosmetic business. A significant portion of that loss was related to the disposal of inventory and equipment related to these businesses of approximately $3.6 million and loss on operations of approximately $1.8 million.

Net Loss.  We had a net loss from continuing operations of approximately $6.8 million for the year ended December 31, 2015 compared to a net loss from continuing operations of approximately $33.1 million in 2014, a reduction in losses of $26.3 million.  The net loss after discontinued operations for the year ended December 31, 2015 was $6.8 million compared to the net loss after discontinued operations of $38.5 million for the same period in 2014 a decrease in the loss of $31.7 million. As discussed above, the reduction in the net loss was attributable to the reduced expenses as a result of the restructuring involving consolidation of offices, reduction in headcount, a reduction in non-cash share-based compensation and less legal expense.

For the year ended December 31, 2015, our basic and fully diluted loss per share from continuing operations was $0.70 compared to a basic and fully diluted loss per share from continuing operations of $4.49 for the year ended December 31, 2014. For the year ended December 31, 2015, our basic and fully diluted loss per share from discontinued operations was $0.00 (zero), compared to a basic and fully diluted loss per share from discontinued operations of $0.73 for the year ended December 31, 2014.

Liquidity and Capital Resources

We have been operating at a loss for the past thirteen years. Our future prospects will depend on our ability to successfully pursue our strategy of pharmaceutical development, manage overall operating expenses, and obtain additional capital necessary to support our operations. Historically, we generally funded our operations through private placements and sales under an At Market Issuance Sales Agreement (“Sales Agreement”), certain securities purchase agreements, as well as revenues from sales of our now-discontinued tobacco products, Anatabloc ® and our other anatabine-based products. We have more recently focused our operations on the research and development of drug candidates, with the initial interest on developing our anatabine-based compounds as potential drug candidates. Since we voluntarily discontinued the sale of our prior products, we have obtained the capital necessary to support our operations through private placements, sales under the Sales Agreement, and a registered direct offering, as described in further detail below.

On March 12, 2014, we entered into a series of equity and financing transactions that resulted in gross proceeds to our company of approximately $9.3 million and cash availability under a loan agreement. Under one transaction, holders of previously held warrants with exercise prices ranging from $37.5 to $50.00 agreed to immediately exercise on an aggregate of 168,000 warrants at a reduced exercise price of $25.00 per share.  The investors also were issued new warrants for an equal number of shares that have a term of seven years and an exercise price of $25.00 per share.  This transaction resulted in proceeds of approximately $4.2 million.  Under another transaction we sold 204,000 shares with matching warrants for 204,000 shares to other investors at $25.00 for the shares and warrant shares.  This transaction resulted in proceeds to us of $5.1 million. Also on March 12, 2014, we entered into a loan agreement with another investor, John J. McKeon (the “Lender”) under which the Lender agreed to loan us up to $5.8 million.  The loan agreement provides for an annual interest rate of 3% on any funds drawn by us.  It also provides the Lender with the option to convert any loan amount to a unit of our common stock and a matching seven-year warrant at a conversion price of $25.00 per unit.   Although we took an advance of $350,000 under this loan agreement in December 2014, no more funds were made available to us under the loan agreement, which led to a dispute with the lender. The loan agreement expired in August 2015. In addition to the foregoing, the investors in the March 2014 transactions have been granted the right to participate in any equity offering that we complete prior to March 12, 2016, with their participation right being equal on or aggregate basis of up to 50% of the amount of the future equity offering.

On August 8, 2014, we completed a private placement (the “August 2014 Private Placement”) that resulted in gross proceeds to us of approximately $4.25 million. In the August 2014 Private Placement, we sold an aggregate of 425,000 shares of its common stock at a price of $10.00 per share (the closing price, as adjusted, of our common stock on the Nasdaq Global Market on August 6, 2014) to five accredited investors, some of whom were existing investors (or their affiliates) in our company. The investors in the August 2014 Private Placement were also granted warrants to purchase an aggregate of 425,000 shares at an exercise price of $25.00 per share. The warrants will expire on the seventh anniversary of the date of grant.

In connection with the August 2014 Private Placement, one of the investors in the private placement entered into a credit facility with the Company for aggregate borrowing availability of up to $1.75 million. The credit facility provided for an annual interest rate of 3% on any funds drawn by the Company. It also provided the lender with the option to convert any loan amount into a unit of our common stock and a matching seven-year warrant at a conversion price and exercise price of $25.00 per share. The term of the line of credit did not allow the Company to draw funds under the line until all funds available from the March 2014 Loan Agreement are exhausted (see Note 11 “Long-term debt” in Item 15 of this Annual Report). The borrowing availability under the credit facility was to be reduced by any future financing transactions by the Company in excess of $5.8 million. Also in connection with the transaction, the terms of the March 2014 Loan Agreement were amended whereby (i) the August 2014 Private Placement would not reduce the borrowing availability under the March 2014 Loan Agreement, (ii) the March 2014 Loan Agreement expiration was extended to August 15, 2015 compared to the original date of April 15, 2015, and (iii) the ability of the Company to draw all funds available under the March 2014 Loan Agreement at the end of term was eliminated. All other terms and conditions of the March 2014 Loan Agreement remained materially unchanged.  The credit facility expired August 15, 2015. The Company did not borrow any funds under the credit facility due to inability to take advances under the March 2014 Loan Agreement. See Note 11 “Long-term debt” in Item 15 of this Annual Report.

On December 15, 2014, we entered into the Sales Agreement with MLV & Co. LLC, or MLV, relating to the sale of shares of our common stock offered under an S-3 Registration Statement that we filed in December 2014 that was declared effective in February 2015. In accordance with the terms of the sales agreement we may offer and sell shares of our common stock, $0.0001 par value per share, having an aggregate offering price of up to $16.5 million from time to time through MLV, acting as agent. Sales of our common stock under the sales agreement will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through The Nasdaq Capital Market, the prior trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, or any other method permitted by law. We began selling shares under the sales agreement on February 12, 2015, and through May 20, 2015, we sold an aggregate of 285,051 shares under the sales agreement for net proceeds to our company of $885,000. There have been no additional sales under the sales agreement subsequent to May 20, 2015 and we are not eligible to sell any further shares under the Sale Agreement.

On January 28, 2015, we entered into a Securities Purchase and Registration Rights Agreement (the “Purchase Agreement”) with seven accredited investors, pursuant to which we issued and sold to such a total of 202,673 shares of our common stock, at a purchase price of $3.75 per share, and warrants to purchase up to a total of 168,337 shares of common stock. The warrants, which have an exercise price of $3.75 per share, are generally exercisable beginning on January 28, 2015, and expire on January 27, 2022. An aggregate of 134,000 shares sold in the private placement were issued pursuant to, and as a condition of, the exercise of previously issued warrants to purchase common stock held by certain of the investors at an amended exercise price of $3.75 per share. An aggregate of $760,023 was raised in the private placement, including $300,000 of which was paid to us as an advance on December 30, 2014. A resale registration statement covering the purchased shares issuable pursuant to the granted warrants was filed and declared effective with the SEC on March 17, 2015.

On May 8, 2015, we entered into a securities purchase agreement with an accredited investor, pursuant to which we issued and sold a total of 77,590 shares of our common stock, at a purchase price of $3.00 per share, and warrants to purchase up to a total of 69,831 shares of common stock. The warrants, which have an exercise price of $3.00 per share, are generally exercisable beginning on May 8, 2019, and expire on May 8, 2022. An aggregate of 62,072 shares sold in the private placement were issued pursuant to, and as a condition of, the exercise of previously issued warrants to purchase common stock held by the investor at an amended exercise price of $3.00 per share. An aggregate of $232,000 was raised in the private placement, all of which was paid to us as an advance in March 2015.

On June 16, 2015, we completed a registered direct offering pursuant to which we entered into a securities purchase agreement with five institutional investors which provided for the issuance and sale of 1,644,500 shares of common stock and warrants to purchase up to 1,233,375 shares of common stock in a registered direct offering. The shares and warrants were sold in units, each of which is comprised of one share and 0.75 warrants to acquire one share of common stock. The purchase price per unit in the offering was $2.25. The warrants, which have an exercise price of $2.83, are exercisable six months following the date of issuance and will expire on the fifth anniversary of the initial date that the warrants become exercisable. For a period of six months following the issuance of the warrants, the warrants contained full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions. (See Note 9 ”Derivative liability” in Item 15 of this Annual Report). The closing of the offering occurred on June 19, 2015 and an aggregate of $3,441,116, net of expenses, was raised. In connection with the offer and sale of the Senior Secured Convertible Notes discussed below, the exercise price of the warrants granted in June 2015 has been adjusted to a fixed rate of $0.556 as of December 15, 2015.

Maxim Group was the exclusive placement agent for the registered direct offering under a Placement Agent Agreement between us and Maxim Group. Upon the closing of the registered direct offering, pursuant to the Placement Agent Agreement, Maxim Group received a placement agent fee of $259,009. In addition, the Placement Agent Agreement provides that, for a period of twelve months from the date of the Placement Agent Agreement, we grant to Maxim Group the right of participation to act as lead managing underwriter and book runner or sole placement agent for any and all future registered offerings and private placements of equity, equity-linked and debt offerings during such twelve month period, subject to exceptions for our at-the-market facility and private placements of securities in which we do not engage a placement agent.

 On October 14, 2015, we entered into definitive agreements, which were amended as of February 4, 2016, with two institutional investors relating to a private placement (the “Private Placement”) of $20.0 million in principal amount of Senior Secured Convertible Notes (the “Notes”). The Notes were issued pursuant to a Securities Purchase Agreement among us and the purchasers of the Notes (the “Securities Purchase Agreement”).  The proceeds from the Private Placement will be used for ongoing funding of our drug development programs and our continuing working capital needs.

The Private Placement resulted in gross proceeds of $20.0 million before placement agent fees and other expenses associated with the transaction. Upon the closing of the sale of the Notes, we received cash proceeds of $20 million, of which we deposited $1.0 million in an unrestricted bank account in our name and $19.0 million, in the aggregate, (representing the cash reserve we agreed to maintain pursuant to the terms of the Notes) into various restricted bank accounts in our name that were opened at Hancock Bank (collectively, the “Control Accounts”). The Control Accounts are subject to control agreements in favor of the investors that secure our outstanding obligations under the Notes and limit our ability to access the monies in the Control Accounts. As of the date hereof, approximately $12.5 million remains in the Control Accounts (approximately $2.5 million was transferred to our unrestricted bank accounts upon the satisfaction of certain milestones, as defined, and approximately $4.0 million of the restricted cash was used to pay interest through March 2016 and principal due under the notes for the months November, 2015 through March, 2016). Our obligation to maintain a cash reserve will be further reduced, and corresponding amounts held in the Control Accounts transferred to our unrestricted bank accounts, subject to satisfaction or waiver of certain Equity Conditions (as defined in the Notes), as follows: $1.0 million on each of April 16, 2016 and the 11 th trading day of each calendar month thereafter. These Equity Conditions (as defined in the Notes), include, without limitation, the existence of an effective registration statement covering the resale of the shares issued in payment (or, in the alternative, the eligibility of the shares issuable pursuant to the Notes for sale without restriction under Rule 144 and without the need for registration), and a certain minimum trading volume and trading price in the stock to be issued. We paid our principal and interest payment on January 26, 2016, whereas covenants required payment to be made by January 21, 2016. In addition, our cash balance dropped below the required financial covenant of $500,000 on December 31, 2015. We received a waiver of the broken covenants from the holders of the Notes on February 4, 2016, which was included in an amendment of the Senior Secured Convertible Notes, see Note 18, “Subsequent events” included in Item 15 of this Annual Report.

Terms of the Notes

Maturity

Unless earlier converted, repurchased or redeemed, the Notes will mature on October 15, 2018.

Interest

The Notes bear interest at a rate of 8.0% per annum (or 15% during an event of default). Interest on the Notes is payable in cash or common stock in arrears as provided below. The Notes provide that, at the time of any conversion, installment payment, or redemption of the Notes prior to maturity, we will be required to pay to the holders of the Notes (or include in the conversion amount) an additional “make-whole” amount equal to the amount of interest that would have accrued on the principal amount converted, paid, or redeemed through the maturity date had the conversion, installment payment, or redemption not occurred. The effective interest rate with the make whole interest provision is 15.5%.

Ranking

The Notes rank senior to all outstanding and future indebtedness with the exception of certain permitted indebtedness. The Notes are secured by the cash held in the Control Accounts unless such funds are released.

Payments of Principal and Interest

On each “Installment Date” below, we are required to pay the sum of (i) the lesser of (a) one-twentieth (1/20 th ) of the original outstanding principal amount of the Notes and (b) the outstanding principal and (ii) all accrued and unpaid interest as of such Installment Date (including any late charge, make-whole amount, accelerated amount, and deferred amount due). On the maturity date, we are required to repay all outstanding principal and all accrued and unpaid interest. Payments are to be made on the following “Installment Dates”:

• the initial Installment Date is January 22, 2016;

• if the last trading day of the calendar month immediately following the initial Installment Date occurs less than 20 trading days after the initial Installment Date, the last trading day of the second calendar month immediately following the initial Installment Date, otherwise the last trading day of the calendar month immediately following the initial Installment Date, and, thereafter, the last trading date of each calendar month; and

• the maturity date.

Interest on the Notes is to be paid monthly on the last trading day of each calendar month. Interest payments made on or after the initial Installment Date, but on or prior to the maturity date, shall be paid on each Installment Date, if any, in each calendar month.

Payment Procedures

On each Installment Date, we are required to pay to each holder of Notes the amount due on such date by (i) converting such amount into shares of our common stock (provided that there is no Equity Conditions Failure (as defined in the Notes)), (ii) redeeming such amount in cash, or (iii) any combination thereof. The conversion price with respect to an installment payment shall be the lowest of (i) the then applicable fixed conversion price and (ii) 80% of the arithmetic average of the five lowest volume-weighted average prices of our common stock (on our principal trading market, as reported by Bloomberg) during the 40 consecutive trading days ending on the trading day immediately prior to the Installment Date. An “Equity Conditions Failure” includes, among other things, the failure of our common stock to maintain a certain minimum trading volume and trading price. Upon the occurrence of any event which could reasonably be expected to result in our having to satisfy our payment obligations under the Notes in cash, including the existence of an Equity Conditions Failure, the holders of the Notes may withdraw their pro rata share of the remaining proceeds of the Notes from the Control Accounts. We must make an irrevocable election on the 26 th trading day prior to each Installment Date indicating whether such installment payment will be in cash or common stock, or both, and the failure to make such election will be deemed to be an election to pay such amount by converting the entire amount into shares of common stock. The holders of the Notes have the right, after delivery of a notice to make an installment payment via a conversion, to elect to increase such installment payment up to five times such scheduled payment amount and such amount shall be converted into shares of our common stock at the conversion price applicable to installment payments. The holders also may defer installment payments to any subsequent Installment Date.

Conversion of the Notes

Fixed Price Conversion. The Notes, including all accrued and unpaid interest and late charges and any applicable make-whole amount, are convertible into shares of our common stock at any time, in whole or part at the option of the holders, at an initial fixed conversion price of $1.12. We may at any time during the term of the Notes, with the prior written consent of the Required Holders (as defined in the Notes), reduce the then current conversion price to any amount and for any period of time deemed appropriate by our Board of Directors. The make-whole amount is the amount of interest that, but for the conversion, would have accrued with respect to the amount being converted at the interest rate for the period from such conversion date through the maturity date. The conversion price is subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations, and similar transactions.  In the event that we issue or sell shares of common stock, rights to purchase shares of common stock, or securities convertible into or exercisable for shares of common stock for a price per share (or with a conversion or exercise price per share) that is less than the conversion price then in effect, the conversion price then in effect will be decreased to equal such lower price. The foregoing adjustments to the conversion price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans.

Alternate Price Conversion. A holder of Notes may, at any time, convert the Notes, including all accrued and unpaid interest and any applicable make-whole amount, into shares of our common stock at the alternate conversion price, which is equal to the lowest of (i) the fixed conversion price in effect or (ii) the lower of (A) 80% of the volume-weighted average price of our common stock as of the trading day immediately preceding the delivery of the applicable conversion notice, (B) 80% of the volume-weighted average price of our common stock as of the trading day of the delivery of the applicable conversion notice and (C) 80% of the arithmetic average of the five lowest volume-weighted average prices of our common stock during the 40 consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice (such conversion price, the “Alternate Conversion Price”), provided that the aggregate number of shares of common stock sold by a holder of Notes (or its affiliates) pursuant to such a conversion of Notes on any trading day, may not exceed 25% of the aggregate daily share trading volume (as reported on Bloomberg) of our common stock as of such trading day.

Mandatory Conversion. If, at any time, (i) the volume-weighted average price of our common stock exceeds $3.36, which is 300% of the initial fixed conversion price, (as adjusted for stock splits, stock dividends, recapitalizations and similar events) for 90 consecutive trading days and (ii) no Equity Conditions Failure then exists, we may require a holder to convert all, or any part, of the Notes, including all accrued and unpaid interest and any applicable make-whole amount, into shares of our common stock at the fixed conversion price described above. We may exercise our right to require conversion of the Notes by providing irrevocable written notice to the holders within five trading days following the end of the 90-trading day measurement period. The notice will state the trading day selected by us for mandatory conversion, which shall be between 60 and 90 trading days following the notice date. We may only exercise our right to require mandatory conversion once during any six-month calendar period. A mandatory conversion will be cancelled if (i) the closing sale price of our common stock falls below $3.36, as adjusted, or (ii) an Equity Conditions Failure occurs on any trading day from the beginning of the measurement period through the trading day immediately prior to the mandatory conversion date.

Conversion Limitation

The Notes provide that, except upon at least 61 days’ prior notice from the holder to us, the holder of the Notes will not have the right to any shares of common stock with respect to the Notes if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the outstanding shares of our common stock (including securities convertible into common stock); provided, however, that the holder may not increase this limitation at any time in excess of 9.99%.

Optional Redemption

Provided that no Equity Conditions Failure exists, at any time after the earlier of (i) the first date on which a registration statement registering all the shares of our common stock issuable pursuant to the terms of the Notes is declared effective by the SEC or (ii) the first date on which all of the shares of common stock issuable pursuant to the terms of the Notes are eligible to be resold pursuant to Rule 144 at a time when we are current in our public filings, we will have the right to redeem all, but not less than all, of the Notes. The redemption is required to be paid in cash at a price equal to the greater of (i) the sum of (A) 125% of the portion of the principal amount to be redeemed plus (B) accrued but unpaid interest thereon plus (C) late charges, if any, and (ii) the sum of (A) the product of (1) the number of shares of common stock issuable upon the conversion of the principal amount being redeemed multiplied by (2) the greatest closing sale price of our common stock on any trading day during the period commencing on the date immediately preceding notice of such redemption and ending on the trading day immediately prior to the date we make the entire payment required to be made with respect to such optional redemption plus (B) accrued but unpaid interest thereon plus (C) late charges, if any.

Covenants and Events of Default

The Notes contain customary terms and covenants and events of default, the occurrence of which trigger certain acceleration and redemption rights. The covenants in the Notes include, among others, the timely payment of principal and interest, certain limitations on the incurrence of indebtedness, restrictions on the redemption of outstanding securities, the filing of a resale registration statement, restrictions on the transfer of assets and restrictions on the existence of liens on our assets. In addition, we are required to maintain financial covenants, including maintaining a cash balance of at least $500,000 commencing April 17, 2016, and a cash burn of not more than $700,000 per month (increasing to $1.0 million per month following this registration statement being declared effective by the SEC). If an event of default occurs, a holder of Notes by notice to us may elect to require us to redeem all or a portion of the Notes held by such holder until the 20 th trading day after the later of (i) the date the event of default is cured and (ii) the date such holder receives the required notice of the event of default from us. The redemption price is equal to greater of (i) 125% of the sum of (A) the amount being redeemed (including principal, accrued and unpaid interest, and accrued and unpaid late charges) and (B) the amount of interest that would have accrued with respect to the amount being redeemed from the applicable redemption date through the maturity date and (ii) the product of (A) the conversion rate then in effect multiplied by (B) the product of (I) 125% multiplied by (II) the greatest closing sale price of the shares of common stock during the period beginning on the date immediately preceding the event of default and ending on the date we pay the entire redemption price to the holder.

Fundamental Transactions

If we enter into any “Fundamental Transactions” as defined in the Notes (i.e., certain transactions, including, without limitation, transactions involving a change of control), then each holder of a Note will have the right to receive, upon conversion, the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction had such holder’s Note been converted immediately prior to such Fundamental Transaction. In the event of a transaction involving a change of control, a holder may require us to redeem all or a portion of the Notes held by such holder in cash at a price equal to the greatest of (i) 125% of the amount being redeemed (including principal, accrued and unpaid interest, accrued and unpaid late charges and the amount of interest that would have accrued with respect to the amount being redeemed from the applicable redemption date through the maturity date), (ii) the product of (A) the amount being redeemed (including principal, accrued and unpaid interest, accrued and unpaid late charges and the amount of interest that would have accrued with respect to the amount being redeemed from the applicable redemption date through the maturity date) multiplied by (B) the quotient determined by dividing (I) the greatest closing sale price of the shares of common stock during the period beginning on the date immediately preceding the earlier to occur of (a) the consummation of the change of control and (b) the public announcement of such change of control and ending on the date the holder delivers a redemption notice to us by (II) the conversion price then in effect, and (iii) the product of (A) the amount being redeemed (including principal, accrued and unpaid interest, accrued and unpaid late charges and the amount of interest that would have accrued with respect to the amount being redeemed from the applicable redemption date through the maturity date) multiplied by (B) the quotient of (I) the aggregate cash consideration and the aggregate cash value of any non-cash consideration per share of common stock to be paid to the holders of the shares of common stock upon consummation of such change of control divided by (II) the conversion price then in effect.

Subsequent Placements

If, during the period beginning on the closing date and ending on the second anniversary thereof, we offer, sell, grant any option to purchase, or otherwise dispose of any of our or our subsidiaries’ equity or equity equivalent securities (a “Subsequent Placement”), we must first notify each holder of the Notes of our intent to effect a Subsequent Placement.  If a holder of the Notes wishes to review the details of a Subsequent Placement, we must provide such details to such holder along with an offer to issue and sell to or exchange with all such holders 35% of the securities being offered in the Subsequent Placement, initially allocated among such purchasers on a pro rata basis.

Registration Rights

In connection with the Private Placement, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchasers of the Notes under which we are required, on or before the 30 th day after the closing of the Private Placement, to file an initial registration statement with the SEC covering the resale of 3,626,917 shares of common stock issuable upon conversion of up to $3,500,000 in principal amount and interest under the Notes and to use our reasonable best efforts to have that initial registration statement declared effective as soon as practicable, but in no event later than the earlier of (1) February 16, 2016 and (2) the second business day after the date we are notified by the SEC that the registration statement will not be reviewed or will not be subject to further review. We will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if we fail to meet certain filing deadlines, effectiveness deadlines, maintenance requirements, and/or current public information requirements under the Registration Rights Agreement.

Under the Registration Rights Agreement, we are required to seek to register for resale 300% of the maximum number of shares of common stock issuable pursuant to the Notes, assuming, among other things, that the Notes are convertible at the Alternate Conversion Price and that interest on the Notes accrues through the 2 nd anniversary of the closing of the Private Placement. This amount represents a good faith estimate of the maximum number of shares issuable pursuant to the Notes. However, the Company is not able to register the full number of shares required to be registered by the Registration Rights Agreement. Therefore, the Company may be obligated to file one or more additional registration statements to register the shares not covered by the registration statement of which this prospectus is a part.

Terms of Warrant

In connection with the Private Placement, we issued to Maxim Partners LLC (“Maxim Partners”), an affiliate of Maxim Group LLC, the placement agent for the Private Placement of the Notes, a Warrant to purchase up to 446,429 shares of our common stock, subject to certain anti-dilution adjustments in the event of stock distributions, subdivisions, combinations or reclassifications, at an exercise price of $1.12 per share. The Warrant is exercisable during the period beginning on the 6 month anniversary of the issuance date of the Warrant and ending on the 5 year anniversary of the issuance date of the Warrant. If, under certain circumstances, there is no effective registration statement registering or prospectus available for the resale of the shares underlying the Warrant, then the Warrant may be exercised on a cashless basis. The Warrant also contains a “buy-in” provision that is triggered if our failure to timely issue shares upon exercise of the Warrant results in the purchase of shares by Maxim Partners or its broker for delivery in satisfaction of a sale of such shares

If we fail to meet certain equity conditions set forth in the Notes, we will not be eligible to reduce the cash reserves securing the Notes below $12.5 million nor may we make installment payments on the Notes in shares of our common stock. Even if we satisfy these equity conditions and continue to reduce the cash reserves securing the Notes, we will need to negotiate longer term payment plans with respect to various liabilities and outstanding obligations. As a result, we will continue to explore a variety of potential financing options, including additional private placements and financing transactions. There can be no assurance that we will be successful in negotiating terms or we do not raise sufficient funding, we may be forced to curtail clinical trials and product development activities.

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

Corporate Transition Matters

As discussed above, as part of our corporate transition, we have shifted focus of our operations to concentrate on the development of pharmaceutical products.  The costs and expenses related to the drug development industry may vary significantly from those associated with our prior nutraceutical supplement and cosmetic lines of business, including costs and expenses related to clinical trials, regulatory compliance and generally bringing to market drug candidates.  These factors, among others, will require us to seek additional capital resources as we move forward with our drug development program on a more expedited basis.

Summary of Balances and Recent Sources and Uses

As of December 31, 2015, we had approximately $21.1 million negative working capital, which included cash of approximately $0.5 million. Approximately $12.4 million of the negative working capital relate to the current portion of debt, including the current portion of the Senior Secured Convertible Notes discussed above. We have recorded $17.3 million in restricted cash in the non-current asset section of our Consolidated Balance Sheets.

Net Cash From Operating Activities.  For the year ended December 31, 2015 we used approximately $7.3 million in net cash from operating activities as compared to a net use of cash of approximately $21.9 million for the year ended December 31, 2014, a decrease in the use of cash of $14.6 million The improvement in the net cash from operating activities was primarily attributable to the reduction in operating expenses resulting from the restructuring compared to 2014.

Net Cash From Investing Activities.  For the year ended December 31, 2015, we had a net positive cash flow from investing activities of approximately $273 thousand which occurred primarily from the sale of assets upon which we foreclosed and sold in 2015. For the year ended December 31, 2014, we used $158 thousand in investing activities, primarily due to the acquisition of leasehold improvements of $218 thousand at our new office location in Sarasota, FL offset in part by $17 thousand in royalty payments from the licensing of trademarks related to our cigarette business, which we sold in 2007, and $43 thousand from the notes receivable related to the sale of the dissolvable tobacco equipment and inventory.

Net Cash From Financing Activities.  For the year ended December 31, 2015 we generated net cash from financing activities of approximately $7.2 million and for the year ended December 31, 2014, we generated net cash from financing activities of $14.5 million. In 2015, we generated cash through proceeds of debt of $2.7 million, the sale of stock of $4.6 million and from the exercise of warrants of $0.4 million. In 2014, we generated cash through the exercise of warrants of $4.2 million; common stock sale of $10.0 million; and line of credit borrowing of $0.4 million

Cash Demands on Operations

During the year ended December 31, 2015, we had a net loss of $6.8 million. See “Overview” and “Results of Operations” above for a discussion of our reduced operating expenses from 2014.

Contingent Liabilities and Cash Demands

Product Liability

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

Government Investigation

We incurred substantial legal expenses in connection with the government and internal investigations discussed above in 2014 and prior years.  We did not incur additional legal expenses in 2015 in connection with the USAO investigation of former Governor Robert McDonnell and his wife, Maureen McDonnell, which has been completed as of January 6, 2015.

Recent Transactions and Potential for Additional Financing

See Note 18 “Subsequent events” to our Consolidated Financial Statements included in “Item 15. Exhibits, Financial Statement Schedules” of this Report.

Off-Balance Sheet Arrangements

Our company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations

At December 31, 2015, our company’s contractual cash obligations, with initial or remaining terms in excess of one year, net of offsetting sublease payments, were as follows (in thousands):

			Amount of
			Commitment ($)
			Expired By Year
			Ending December 31,
		Year ending	Three years ending	One year ending	More than 5
	Total	12/31/2016	2018	2019	Years
Operating leases	$441	$88	$203	$62	$88
MOU legal payments	1,437	720	717	-	-
Notes payable	360	360	-	-	-
Senior Secured Convertible Notes Payable	24,729	14,381	10,348	-	-
Total	$26,967	15,549	11,268	62	88

Our company had purchase commitments related to ongoing research & development projects as of December 31, 2015 totaling $0.6 million.

Employment contracts are not included in the above table.

Accounting and Reporting Developments

See Note 1 to our consolidated financial statements included in “Item, 15 Exhibits, Financial Statement Schedules” of this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Changes in Internal Control Over Financial Reporting

During the year ended on December 31, 2015, the Company completed its remediation efforts related to the Company’s controls over litigation liabilities. As a result of the completed remediation efforts noted above under “Previously Disclosed Material Weakness”, there were improvements in internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Other than the remedial steps described above, there were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of December 31, 2015, the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management conducted an assessment of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2015, utilizing the framework established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2015 were effective.

ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from our company's Definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from our Company's Definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from our Company's Definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from our Company's Definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from our Company's Definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

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

Date: March 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mullan	Chief Executive Officer and Director	March 22, 2016
Michael J. Mullan	(Principal Executive Officer)

/s/ William L. McMahon	Chief Financial Officer	March 22, 2016
William L. McMahon	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lee M. Canaan	Director	March 22, 2016
Lee M. Canaan

/s/ Sunitha Chundru Samuel	Director	March 22, 2016
Sunitha Chundru Samuel

/s/ Scott P. Sensenbrenner	Director	March 22, 2016
Scott P. Sensenbrenner

/s/ Robert W. Scannell	Director	March 22, 2016
Robert W. Scannell

INDEX TO EXHIBITS

Item	Description

2.1	Asset Purchase Agreement between Star Scientific, Inc., a Delaware corporation and Eyetech, LLC, a Minnesota limited liability company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998 (1)

3.1	Tenth Amended and Restated Certificate of Incorporation, as amended (28)

3.2	Certificate of Amendment to the Tenth Amended and Restated Certificate of Incorporation, as amended (29)

3.3	By-Laws of Rock Creek Pharmaceuticals, Inc. effective as of June 4, 2014 (24)

4.1	Specimen Common Stock Certificate (24)

4.2	Form of Promissory Note to be issued to John Joseph McKeon in connection with advances made under the Loan Agreement, dated March 12, 2014, between Star Scientific, Inc. and John Joseph McKeon (21)

4.3	Common Stock Purchase Warrant issued by Star Scientific, Inc. to John Joseph McKeon, dated March 12, 2014 (21)

4.4	Form of Common Stock Purchase Warrant, dated March 12, 2014, issued by Star Scientific, Inc. to investors under Securities Purchase and Registration Rights Agreements dated March 12, 2014 (21)

4.5	Form of Common Stock Purchase Warrant, dated January 28, 2015, issued by Rock Creek Pharmaceuticals, Inc. to Investors under the Securities Purchase and Registration Rights Agreement dated January 28, 2015 (25)

4.6	Form of Common Stock Purchase Warrant, dated June 16, 2015, issued by Rock Creek Pharmaceuticals, Inc. to Investors under the Securities Purchase Agreement dated June 16, 2015 (34)

4.7	Form of Senior Secured Convertible Note issued by Rock Creek Pharmaceuticals, Inc. to the Investors under the Securities Purchase Agreement dated October 14, 2015 (35)

4.8	Form of Common Stock Purchase Warrant to be issued to Maxim Partners LLC under the Securities Purchase Agreement dated October 14, 2015 (35)

10.1	License Agreement between Star Tobacco and Pharmaceuticals, Inc., as Licensee and Regent Court Technologies, Jonnie R. Williams, and Francis E. O’Donnell, Jr., M.D., as Licensor, dated January 5, 1998 (3)

10.2	Amendment No. 1 to License Agreement between Regent Court Technologies, Jonnie R. Williams, Francis E. O’Donnell, Jr., M.D. and Star Tobacco and Pharmaceuticals, Inc., dated August 3, 1998 (4)

10.3	1998 Stock Option Plan, as amended (5)

10.4	2000 Equity Incentive Plan, as amended (6)

10.5	Third Amended and Restated 2008 Incentive Award Plan of the Company, as amended (28)

10.6	Lease and Purchase Option Contract between Star Scientific, Inc. and the Industrial Development Authority of the Town of Chase City, Virginia, dated March 10, 2000 (5)

10.7	Form of Director Indemnification Agreement (5)

10.8	Form of Officer Indemnification Agreement (5)

10.9	Restated Loan Agreement between Star Scientific, Inc., Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000 (7)

10.10	Restated Security Agreement between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000 (7)

10.11	Security Agreement between Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000 (7)

10.12	Guaranty Agreement between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000 (7)

10.13	Guarantee Agreement between Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000 (7)

10.14	Restated Master Agreement, dated April 25, 2001, by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (8)

10.15	First Amendment to Restated Loan Agreement dated April 25, 2001, among Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation (8)

10.16	Trademark License and Royalty Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (8)

10.17	Other Low TSNA Tobacco Royalty Agreement, dated April 25, 2001 by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (8)

10.18	First Amendment to Regent/B&W License Agreement, dated April 25, 2001, by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (8)

10.19	Exclusive License Agreement dated as of March 16, 2001 by and among Regent Court Technologies and Star Scientific, Inc. (9)

10.20	Consent to Assignment dated March 16, 2001 by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., M.D., Star Tobacco & Pharmaceuticals, Inc., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (9)

10.21	Amendment No. 1 dated April 5, 2001 to Exclusive License Agreement by and among Regent Court Technologies and Star Scientific, Inc. (9)

10.22	Contract with Lease and Option to Purchase by and among The Industrial Development Authority of Mecklenburg County, Virginia, The Industrial Development Authority of the Town of Chase City, Virginia, and Star Scientific, Inc., dated April 10, 2002 (10)

10.23	Common Stock Purchase Warrant, dated as of March 25, 2004, issued by Star Scientific, Inc. to Reedland Capital Partners, an Institutional Division of Financial West Group (11)

10.24	Securities Purchase and Registration Rights Agreement, dated as of March 3, 2006, between Star Scientific, Inc. and Joseph L. Schwarz (12)

10.25	Common Stock Purchase Warrant, dated as of March 3, 2006, issued by Star Scientific, Inc. to Joseph L. Schwarz (12)

10.26	Securities Purchase and Registration Rights Agreement, dated July 14, 2006, by and between Star Scientific, Inc. and Iroquois Capital (13)

10.27	Common Stock Purchase Warrant, dated July 14, 2006, issued by Star Scientific, Inc. to Iroquois Capital (13)

10.28	Securities Purchase and Registration Rights Agreement, dated July 14, 2006, by and between Star Scientific, Inc. and Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz, IRA (13)

10.29	Common Stock Purchase Warrant, dated July 14, 2006, issued by Star Scientific, Inc. to Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA (13)

10.30	Escrow Releases Purchase Agreement dated March 14, 2007 by and among QVT Associates LP, Whitebox Hedged High Yield Partners, LP, Star Scientific, Inc. and Star Tobacco, Inc. (14)

10.31	License Agreement, dated May 10, 2007 between Star Tobacco, Inc., Star Scientific, Inc. and Tantus Tobacco, LLC (15)

10.32	Securities Purchase and Registration Rights Agreement, dated June 29, 2007, by and between Star Scientific, Inc. and Joseph L. Schwarz (16)

10.33	Common Stock Purchase Warrant dated June 29, 2007, issued by Star Scientific, Inc. to Pershing LLC, FBO Joseph L. Schwarz Roth IRA (16)

10.34	Common Stock Purchase Warrant dated June 29, 2007 issued by Star Scientific, Inc. to Joseph L. Schwarz (16)

10.35	Securities Purchase and Registration Rights Agreement, dated June 29, 2007 by and between Star Scientific, Inc. and Joseph Rice (16)

10.36	Common Stock Purchase Warrant dated June 29, 2007 issued by Star Scientific, Inc. to Joseph Rice (16)

10.37	Amended Warrant, dated March 5, 2010, by and between Star Scientific, Inc. and Iroquois Capital, LP. (17)

10.38	Securities Purchase and Registration Rights Agreement, dated March 9, 2010, by and between Star Scientific, Inc. and the several Investors party thereto. (18)

10.39	Amended Warrant No. 1, dated March 9, 2010, by and between Star Scientific, Inc. and Tradewinds Master Fund (BVI), Ltd. (18)

10.40	Amended Warrant No. 2, dated March 9, 2010, by and between Star Scientific, Inc. and Tradewinds Master Fund (BVI), Ltd. (18)

10.41	Amended Warrant No. 1, dated March 9, 2010, by and between Star Scientific, Inc. and Feehan Partners, L.P. (18)

10.42	Amended Warrant No. 2, dated March 9, 2010, by and between Star Scientific, Inc. and Feehan Partners, L.P. (18)

10.43	Amended Warrant No. 1, dated March 9, 2010, by and between Star Scientific, Inc. and PV Partners, L.P. (18)

10.44	Amended Warrant No. 2, dated March 9, 2010, by and between Star Scientific, Inc. and PV Partners, L.P. (18)

10.45	Securities Purchase and Registration Rights Agreement, dated December 22, 2011, by and between Star Scientific, Inc. and the Investor party thereto, including the form of Warrant attached as Exhibit A thereon. (19)

10.46	Securities Purchase and Registration Rights Agreement, dated February 28, 2012, by and between Star Scientific, Inc. and the Investor party thereto, including the form of Warrant attached as Exhibit A thereon. (20)

10.47*	Executive Employment Agreement, dated December 27, 2013, between Star Scientific, Inc. and Michael J. Mullan (26)

10.48*	Executive Employment Agreement, dated December 27, 2013, between Star Scientific, Inc. and Christopher C. Chapman (26)

10.49*	Form of Agreement for Extension of Stock Options for Directors on Board as of December 26, 2013 (26)

10.50	Loan Agreement, dated March 12, 2014, between Star Scientific, Inc. and John Joseph McKeon. (21)

10.51	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Iroquois Master Fund Ltd (21)

10.52	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and American Capital Management, LLC (21)

10.53	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Bradley R. Kroenig on behalf of Bradley R. Kroenig Revocable Trust (21)

10.54	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Rachel J. Williams (21)

10.55	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Caroline C. Williams (21)

10.56	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Joseph L. Schwarz on behalf of Pershing LLC Custodian FBO Joseph L. Schwarz, Roth IRA (22)

10.57*	Separation and Consulting Agreement, dated May 19, 2014, between Star Scientific, Inc. and Paul L. Perito (23)

10.58	Lease Agreement dated March 1, 2014 between The Roskamp Institute Inc. and Star Scientific, Inc. now known as Rock Creek Pharmaceuticals, Inc. (27)

10.59	Form of Securities Purchase and Registration Right agreement dated August 8, 2014 between Rock Creek Pharmaceuticals, Inc. and the Investor Party thereto (27)

10.60	Amendment No. 1 to Loan Agreement dated August 8, 2014 between John Joseph McKeon and Rock Creek Pharmaceuticals, Inc. (f/k/a Star Scientific, Inc.) (27)

10.61	Loan Agreement dated August 8, 2014 between Feehan Partners, LP and Rock Creek Pharmaceuticals, Inc. (27)

10.62	Securities Purchase and Registration Rights Agreement, dated January 28, 2015, among Rock Creek Pharmaceuticals, Inc. and the Investors listed on Schedule I attached thereto (25)

10.63	Amendment to Third Amended and Restated 2008 Incentive Award Plan of the Company, as amended (30)

10.64	Securities Purchase Agreement, dated May 8, 2015, between Rock Creek Pharmaceuticals, Inc. and Feehan Partners, LP (31)

10.65	Memorandum of Understanding Regarding Settlement dated May 20, 2015 by and among Rock Creek Pharmaceuticals, Inc., Jonnie Williams, McGuireWoods LLP, and Steptoe and Johnson LLP (32)

10.66*	Separation Agreement and General Release dated June 9, 2015 between Rock Creek Pharmaceuticals, Inc. and Christopher C. Chapman, M.D. (33)

10.67	Securities Purchase Agreement, dated June 16, 2015, between Rock Creek Pharmaceuticals, Inc. and certain investors (34)

10.68	Securities Purchase Agreement, dated October 14, 2015, by and among Rock Creek Pharmaceuticals, Inc. and the investors listed on the Schedule of Buyers attached thereto (35)

10.69	Registration Rights Agreement, dated October 14, 2015, by and among Rock Creek Pharmaceuticals, Inc. and the buyers listed on the signature page thereto (35)

10.70	Amendment Agreement, dated February 4, 2016, by and among Rock Creek Pharmaceuticals, Inc. and the buyers listed on the signature page thereto with respect to the Securities Purchase and Registration Rights Agreements dated October 14, 2015 (36)

14.1	Corporate Code of Business Conduct and Corporate Ethics, dated March 2004 (11)

21.1	Subsidiaries of the Company

23.1	Consent of Cherry Bekaert LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	INSTANCE DOCUMENT

101.SCH	SCHEMA DOCUMENT

101.CAL	CALCULATION LINKBASE DOCUMENT

101.LAB	LABELS LINKBASE DOCUMENT

101.PRE	PRESENTATION LINKBASE DOCUMENT

101.DEF	DEFINITION LINKBASE DOCUMENT

(1)	Incorporated by reference to Current Report on Form 8-K filed on March 3, 1999
(3)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998
(4)	Incorporated by reference to Current Report on Form 8-K filed on September 14, 1998
(5)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1999
(6)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000
(7)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
(8)	Incorporated by reference to Current Report on Form 8-K filed on May 17, 2001
(9)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(10)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(11)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003
(12)	Incorporated by reference to Current Report on Form 8-K filed on March 7, 2006
(13)	Incorporated by reference to Current Report on Form 8-K filed on July 18, 2006
(14)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006
(15)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007
(16)	Incorporated by reference to Current Report on Form 8-K filed on July 6, 2007
(17)	Incorporated by reference to Current Report on Form 8-K filed on March 5, 2010
(18)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2009

(19)	Incorporated by reference to Current Report on Form 8-K filed on December 28, 2011
(20)	Incorporated by reference to Current Report on Form 10-Q for the quarter ending March 31, 2012
(21)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2014
(22)	Incorporated by reference to Current Report on Form 8-K filed on May 2, 2014
(23)	Incorporated by reference to Current Report on Form 8-K filed on May 23, 2014
(24)	Incorporated by reference to Current Report on Form 8-K filed on June 4, 2014
(25)	Incorporated by reference to Current Report on Form 8-K filed on January 30, 2015
(26)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2013
(27)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
(28)	Incorporated by reference to Form S-8 (File No. 333-200966) filed on December 15, 2014
(29)	Incorporated by reference to Current Report on Form 8-K filed on April 13, 2015
(30)	Incorporate by reference to Registration Statement on Form S-8 (File No. 333-204065) filed on May 11, 2015
(31)	Incorporated by reference to Quarterly Report on Form 10-Q filed on May 12, 2015
(32)	Incorporated by reference to Current Report on Form 8-K, filed on May 27, 2015
(33)	Incorporated by reference to Current Report on Form 8-K filed on June 10, 2015
(34)	Incorporated by reference to Current Report on Form 8-K filed on June 17, 2015
(35)	Incorporated by reference to Current Report on Form 8-K filed on October 15, 2015
(36)	Incorporated by reference to Current Report on Form 8-K filed on February 4, 2016
*	Indicates management contract or compensatory plan

52

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Rock Creek Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rock Creek Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 22, 2016

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

($ in thousands except share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$493	$395
Prepaid expenses and other current assets	485	721
Current assets of discontinued operations (Note 5)	3	6
Insurance proceeds receivable	62	6,679
Total current assets	1,043	7,801

Property and equipment, net	170	207
Intangible assets, net of accumulated amortization	55	402
MSA escrow funds	482	482
Restricted cash (Note 1)	17,295	-
Debt issuance costs	478	-
Discontinued operations assets (Note 5)	24	25
Total assets	$19,547	$8,917

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, trade	$5,475	$3,211
Accrued expenses	3,885	8,929
Current portion of long term debt	12,350	-
Due to stockholders	50	50
Current liabilities of discontinued operations (Note 5)	433	533
Accrued settlement (Note 16)	-	6,679
Total current liabilities	22,193	19,402
Long-term debt	8,000	350
Total liabilities	30,193	19,752
Commitments and contingencies (Note 16)	-	-
Stockholders' deficit
Common stock (A)	1	1
Preferred stock (B)	-	-
Additional paid-in-capital	299,290	292,046
Accumulated deficit	(309,937)	(302,882)
Total stockholders' deficit	(10,646)	(10,835)
Total liabilities and stockholders' deficit	$19,547	$8,917

(A)	$.0001 par value, 314,800,000 shares authorized as of December 31, 2015 and 2014; and 11,566,941 and 7,721,889 shares issued and outstanding as of December 31, 2015 and 2014, respectively.

(B)	Class A, convertible, $.01 par value, 100,000 shares authorized, no shares issued or outstanding; Series B, convertible; $.01 par value 15,000 shares authorized, no shares issued or outstanding.

See notes to consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

DECEMBER 31, 2015 AND 2014

($ in thousands except per share and per share data)

	2015	2014

Net sales	$-	$-
Less:
Cost of goods sold	-	-
Gross profit (loss)	-	-
Operating expenses:
Marketing	-	-
General and administrative	8,830	28,968
Research and development	2,485	3,611
Total operating expenses	11,315	32,579
Operating loss from continuing operations	(11,315)	(32,579)
Other income (expense)
Interest income	1	22
Interest expense	(410)	(1)
Derivative gain	1,360	-
Other income (expense)	3,601	(558)
Total other income (expense)	4,552	(537)
Loss from continuing operations before income taxes	(6,763)	(33,116)
Income tax benefit	-	-
Net loss from continuing operations	(6,763)	(33,116)
Discontinued operations
Loss on disposal	-	(3,618)
Loss on discontinued operations	(82)	(1,783)
Total discontinued operations	(82)	(5,401)
Net loss	$(6,845)	$(38,517)

Loss per common share
Basic and diluted
Continuing operations	$(0.70)	$(4.49)
Discontinued operations	$-	$(0.73)
Net loss per common share - basic and diluted	$(0.70)	$(5.22)

Weighted average shares outstanding
Basic and diluted	9,719,563	7,379,272

See notes to consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2015 AND 2014

($ and share data in thousands)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2014	6,895	$1	$271,343	$(264,365)	$6,979

Stock-based compensation	9	-	6,560	-	6,560
Stock options and warrant exercise	167	-	4,168	-	4,168
Issuance of common stock	651	-	9,975	-	9,975
Net loss	-	-	-	(38,517)	(38,517)

Balances December 31, 2014	7,722	1	292,046	(302,882)	(10,835)

Stock-based compensation	1,635	-	3,360	-	3,360
Stock option and warrant exercise	196	-	389	-	389
Issuance of common stock, net	2,014	-	2,515	-	2,515
Deemed dividends	-	-	210	(210)	-
Reclassification of derivative liability	-	-	770	-	(1,360)
Net loss	-	-		(6,845)	(6,845)

Balances December 31, 2015	11,567	$1	$299,290	$(309,937)	$(10,646)

See notes to consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015 AND 2014

($ in thousands)

	2015	2014
Operating activities:
Net loss	$(6,845)	$(38,517)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	146	92
Intangible asset impairment loss	289	-
Derivative gain	(1,360)	-
(Gain) loss on disposal of property and equipment	(281)	56
Gain on release of unvested share based incentive obligation	(1,118)	-
Stock-based compensation expense	960	9,643
Provision for bad debt	-	540
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	174	(139)
Accounts payable, trade	324	1,441
Accrued expenses	417	5,005

Net cash flows from operating activities	(7,294)	(21,879)

Investing activities:
Purchases of property and equipment	(8)	(218)
Proceeds from note receivable	-	43
Proceeds from sale of licensing rights	-	17
Proceeds from the sale of assets	281	-
Net cash flows from investing activities	273	(158)

Financing activities:
Debt issuance costs	(521)	-
Net proceeds from borrowing	2,705	350
Proceeds from exercise of warrants	389	4,168
Proceeds from sale of stock	4,645	9,975
Net cash flows from financing activities	7,218	14,493

Cash increase (decrease) from continuing operations	197	(7,544)

Cash flows from discontinued operations:
Net cash flows used in operating activities -tobacco	-	(20)
Net cash flows (used in) provided by operating activities - dietary supplements	(99)	3,978
Net cash flows provided by investing activities - tobacco	-	60
Net cash flows provided by investing activities - dietary supplements	-	40
Net cash flows from discontinued operations	(99)	4,058

Increase (decrease) in cash and cash equivalents	98	(3,486)

Cash and cash equivalents, beginning of year	$395	$3,881
Cash and cash equivalents, end of year	$493	$395

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$213	$-

Supplemental schedule of non-cash operating activities
Reclassification of derivative liability	$770	$-

Relative fair value of warrants issued in connection with stock sale accounted for as derivative liabilities	$(2,130)	$-

During 2015, certain warrants were repriced in a private placement transaction, resulting in a deemed dividend	$210	$-

Compensation related liabilities paid in stock	$2,486	$-

During 2015, the agreed upon settlement for the Securities Class Action lawsuits were funded directly to an escrow account by insurers	$5,900	$-

During 2015, the obligation for the Securities Class Action lawsuits was funded directly to an escrow account by insurers	$(5,900)	$-

During the year ended December 31, 2014, a settlement was agreed upon for the Securities Class Actions Lawsuits which was paid directly in insurance. (See Note 4)	$-	$(6,679)

During the year ended December 31, 2014, an obligation to pay a settlement for the Securities Class Actions lawsuits was incurred. The obligation was paid directly by insurance. (See Note 4)	$-	$6,679

See notes to consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business and summary of significant accounting policies:

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

Prior to December 2013, the Company’s business strategy focused on selling anatabine-based nutraceutical dietary supplements that provide anti-inflammatory support and decreased the urge to smoke. The Company also sold an associated line of cosmetic products, pursued research and development of related dietary supplements and pharmaceutical products, and to a much lesser degree sought to license its low-TSNA curing technology and related products.

On April 10, 2015, the Board of Directors declared a reverse stock split in which each twenty-five shares of the Company’s common stock were combined into and became one share of Rock Creek Pharmaceuticals, Inc. common stock to stockholders of record on April 14, 2015. All share and per share information presented in this Form 10-K has been adjusted for the reverse split.

Notice of delisting for failure to satisfy a continued listing rule or standard; Transfer of listing

On November 3, 2015, the Company received a letter from the Nasdaq Stock Market ("NASDAQ") stating that a NASDAQ Hearings Panel would delist the Company's shares from NASDAQ effective at the open of business on Thursday, November 5, 2015. The Company's shares were delisted as a result of the Company’s failure to comply with Nasdaq Listing Rule 5550(b)(2), which requires the Company to maintain a minimum “Market Value of Listed Securities” of $35 million for continued listing on the NASDAQ Capital Market. The Panel’s determination followed a hearing on October 29, 2015, at which the Company requested additional time to comply with Rule 5550(b)(2).

The Company did not request the Nasdaq Listing and Hearing Review Council review the Panel's decision. NASDAQ completed the delisting by filing a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission on February 27, 2016, after applicable appeal periods had lapsed.

The Company’s common stock began trading on the OTC Pink market under the ticker symbol "RCPI" effective at the open of the market on November 5, 2015. The Company applied for and received approval to trade on the OTCQB Venture Marketplace, under the ticker symbol “RCPI” beginning November 11, 2015. The OTCQB market is generally limited to companies that are subject to and current in Securities and Exchange Commission reporting obligations.

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

The Federal Deposit Insurance Corporation insures up to $250,000 for substantially all interest bearing depository accounts. During 2015 the Company had amounts on deposit (including restricted cash) which exceeded these insured limits. As of December 31, 2015, of $17.2 million was in excess of insured limits.

Debt issuance costs:

Debt issuance costs incurred directly with the issuance of secured notes payable and revolving credit facilities are deferred and amortized to interest expense over the respective loan or credit facility term. Any unamortized amounts are written off upon early repayment of the secured notes payable, and the related cost and accumulated amortization are removed from our Consolidated Balance Sheets.

Debt issuance costs are presented in the accompanying 2015 Consolidated Balance Sheet as an asset. All loan costs expensed and debt issuance costs amortized are included in interest expense in our Consolidated Statements of Operations.

As of December 31, 2015, the Company incurred approximately $0.5 million of debt issuance costs associated with the Senior Secured Convertible Notes (Note 2). For the year ended December 31, 2015, approximately $42 thousand of debt issuance costs have been amortized and are included in the accompanying consolidated statements of operations as interest expense.

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

Intangible assets:

Intangible assets consist primarily of licensing costs, patents and trademarks and packaging design costs. Intangibles are amortized using the straight-line method over a period of seventeen years for patents and licensing costs and five years for packaging design costs (the assets’ estimated lives). Substantially all trademarks owned by the Company have indefinite lives and, as such, the cost of trademarks are not amortized, but are evaluated annually for impairment. Costs to extend or maintain existing patents and trademarks are expensed as incurred.

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

As part of the Company’s annual impairment analysis, we recognized an impairment loss in 2015 of $289 thousand, which is included in other expenses in the accompanying Consolidated Statements of Operations.

Restricted cash:

Restricted cash consists of remaining potential proceeds available under the $20 million Senior Secured Convertible Notes (“Notes”), See Note 2.

Credit risk and major customer information:

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and restricted cash.

The Master Settlement Agreement (“MSA” or Master Settlement Agreement”) escrow fund:

Cash deposits to which the Company has not transferred its ownership rights and which are restricted pursuant to the MSA have been reflected as a non-current asset in the Company’s consolidated financial statements. Amounts deposited into MSA escrow accounts are required to be held in escrow for 25 years.

Accounting for derivatives:

The Company evaluates its options, warrants, preferred stock, or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. In the event that the fair value is recorded as a liability, classified as a derivative liability, the change in fair value is recorded in the statement of operations as derivative gain (loss). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. See Note 9, “Derivative liability”.

Income taxes:

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of the date of this Report, the Company’s income tax returns for the years 2014, 2013, and 2012 are open to examination by the relevant taxing authority.  Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain tax positions at December 31, 2015 and 2014.

Employee share-based compensation:

The Company accounts for compensation for all arrangements under which employees and others receive shares of stock or other equity instruments (including options and warrants) based on fair value. The fair value of each award is estimated as of the grant date, and measurement date, if applicable, and amortized as compensation expense over the requisite service period. The fair values of the Company’s share-based awards (options and warrants) are estimated on the grant dates using the Black- Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the fair value of the Company’s common stock on the grant date, the expected stock price volatility, estimated award term and risk-free interest rates for the expected term. When estimating the expected term, the Company utilizes the “simplified” method for “plain vanilla” options. The Company bases its estimate of expected stock price volatility on its historical volatility data. The Company utilizes risk-free interest rates based on zero-coupon U.S. treasury instruments, the terms of which are consistent with the expected term of the stock awards. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.

Other income (expense)

Other income (expense) consists principally of proceeds received from insurance carriers for covered claims, interest expense, interest income and gain/loss on disposition of assets. Interest expense relates to borrowings under notes payable, and amortization of loan fees in connection with the $20 million Notes.

Loss per common share:

We compute net loss per share by dividing our net loss (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted earnings per share, or EPS, is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Diluted EPS is the same as basic EPS due to common equivalent shares being excluded from the calculation, as their effect is antidilutive.

The following potentially dilutive securities outstanding at December 31, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive given the Company’s net loss:

	December 31,
	2015	2014
Stock Options	850,600	1,109,000
Warrants	2,752,541	1,085,503
Potential shares issuable for convertible securities (1)	4,562,877	-
Total anti-dilutive securities excluded from weighted average shares	8,166,018	2,104,503

(1)	Potential shares issuable for $2.5 million proceeds received from convertible securities through December 31, 2015 based upon 80% of the average of the five (5) lowest Volume Weighted Average Price for the forty (40) trading days prior to December 31, 2015. As of December 31, 2015, the maximum number of shares available for convertible securities was 3,626,917 per our S-1, which was declared effective February 11, 2016.

Discontinued operations:

Dietary Supplements:

Rock Creek’s dietary supplement business previously focused on utilizing certain alkaloids found in the Solanacea family of plants (which includes potatoes, tomatoes, and eggplants) initially to oppose the desire to smoke or use other traditional tobacco products. More recently, the Company concentrated on the anti-inflammatory aspects of one of those alkaloids, anatabine. Prior to August 2014, it manufactured and sold two nutraceutical dietary supplements: Anatabloc®, for anti-inflammatory support, and CigRx®, for assistance in fighting the urge to smoke cigarettes. The Company also engaged in the development of a cosmetic line of products that utilizes its anatabine compound to improve the appearance of the skin.

The Company manufactured and sold a nutraceutical, dietary supplement Anatabloc® as well as an unflavored version of Anatabloc®. The Anatabloc® product, which was intended to provide anti-inflammatory support, was being sold through its interactive website, a customer service center and on a consignment basis through GNC, a retailer of dietary supplements.

The Company discontinued the marketing and sale of all of these products in August 2014 pending further review of this business, and in September 2014, Rock Creek’s Board of Directors decided to permanently exit the dietary supplement business for anatabine based products in the United States.

Advertising costs:

Advertising costs are expensed as incurred and are included in marketing and sales expenses. The Company ceased all advertising as of December 31, 2013 due to the FDA Warning letter (see Note 16 “Commitments, contingencies and other matters”). Advertising costs for the years 2015 and 2014 were nominal.

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

Reclassifications:

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. The effect of these reclassifications on our previously reported condensed consolidated financial statements was not material.

Recently Issued and Adopted Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08,”Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of and Entity” ("ASU 2014-08"). ASU 2014-08 is effective for the first interim or annual period beginning on or after December 15, 2014 with early adoption permitted. ASU 2014-08 amends ASC Topic 205, Presentation of Financial Statements, and ASC Topic 360, Property, Plant and Equipment, to improve the usefulness of results in the financial statements to users. The Company adopted the ASU in the first quarter of 2015 and it did not have a material impact on its financial position, results of operations or disclosures.

Recent Accounting and Reporting Pronouncements:

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that may have an impact on the Company’s accounting and reporting.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 842, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are required to adopt this standard in the first quarter of 2019. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by one year. As a result, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. Early adoption is not permitted. We are required to adopt this standard in the first quarter of 2017. The initial application of the standard is not expected to significantly impact the Company.

In April, 2015 the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05). ASU 2015-05 provides explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. We are required to adopt this standard in the first quarter of 2016. The initial application of the standard is not expected to significantly impact the Company.

In March 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest” (“ASU 2015-03”), which provides guidance on the presentation of debt issuance costs. To simplify the presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt, consistent with the manner in which debt discounts or premiums are presented. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for Rock Creek would be the first quarter of 2016. The initial adoption of the standard is not expected to significantly impact the Company.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01).ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. ASU 2015-01 was issued as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). We are required to adopt this standard in the first quarter of 2016. The initial application of the standard is not expected to significantly impact the Company.

The Company believes that all recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

2.	Liquidity and managements’ plans:

The Company has been operating at a loss for the past thirteen years. Rock Creek’s future prospects will depend on its ability to successfully transition into the area of drug development. In the long term, the Company expects that its revenues will be more dependent on the ability to successfully implement its drug development program, but it has no drug products in advance development as of this date. The Company’s future will be dependent on raising capital to sustain its drug development program until a successful commercial product development occurs, if any.

On March 12, 2014, the Company entered into a series of equity and financing transactions that resulted in gross cash proceeds to it of approximately $9.3 million and a loan agreement. Under one transaction, holders of previously held warrants with strike prices ranging from $37.50 to $50.00 agreed to immediately exercise on an aggregate of 168,000 warrants at a reduced strike price of $25.00 per share. The investors also were issued new warrants for an equal number of shares that have a term of seven years and a strike price of $25.00 per share. This transaction resulted in proceeds of approximately $4.2 million. Under another transaction the Company sold 204,000 shares with matching warrants for 204,000 shares to other investors at $25.00 for the shares and warrant shares. This transaction resulted in proceeds to Rock Creek of $5.1 million. Finally, the Company entered into a loan agreement with another investor under which that investor agreed to loan it up to $5.8 million. The loan agreement provided for an interest rate of 3% on any funds drawn by the Company. It also provided the lender with the option to convert any loan amount to a unit of the Company’s common stock and a matching seven-year warrant at a conversion price of $25.00 per unit. In December, 2014, the Company took an advance on the loan agreement of $350 thousand in return for a two year interest only note payable. No more funds were made available under the loan agreement which led to a dispute with the lender. The loan agreement expired in August 15, 2015. See Note 11 “Long-term debt”.

On August 8, 2014, the Company completed a private placement that resulted in gross proceeds to the Company of approximately $4.25 million and an additional credit facility of approximately $1.75 million. In the August 2014 Private Placement, the Company sold an aggregate of 425,000 shares of its common stock at a price of $10.00 per share (the closing price, as adjusted, of the Company’s common stock on the Nasdaq Global Market on August 6, 2014) to five accredited investors, some of whom are existing investors (or their affiliates) in the Company. The investors in the August 2014 Private Placement were also granted warrants to purchase an aggregate of 425,000 shares at an exercise price of $25.00 per share. The warrants will expire on the seventh anniversary of the date of grant. As a part of the August 2014 Private Placement, the Company agreed to file with the SEC a resale registration statement covering the purchased shares and the shares issuable pursuant to the granted warrants within 75 days of the closing of the transaction. This credit facility expired in August 2015. See Note 10 “Credit facility”.

In connection with the August 2014 Private Placement, one of the investors in the private placement entered into a credit facility with the Company for aggregate borrowing availability of up to $1.75 million. This investor also received a warrant to purchase 175,000 shares of the Company’s common stock at an exercise price of $25.00 per share. The credit facility provides for an annual interest rate of 3% on any funds drawn by the Company. It also provides the lender with the option to convert any loan amount into a unit of the Company’s common stock and a matching seven-year warrant at a conversion price and exercise price of $25.00 per share. The term of the line of credit does not allow the Company to draw funds under the line until all funds available from the March 12, 2014 loan agreement were exhausted. The borrowing availability under the credit facility will be reduced by any future financing transactions by the Company in excess of $5.8 million. Also in connection with the transaction, the terms of the March 12, 2014 loan agreement were amended whereby (i) the August 2014 Private Placement would not reduce the borrowing availability under the line of credit, (ii) the loan agreement was extended to August 15, 2015 compared to the original date of April 15, 2015, and (iii) the ability of the Company to draw all funds available under the credit line at the end of term was eliminated. All other terms and conditions of the March 12, 2014 loan agreement remained materially unchanged. The credit facility expired unused on August 15, 2015.

On December 15, 2014, the Company entered into the Sales Agreement with MLV & Co. LLC, or MLV, relating to the sale of shares of its common stock offered under an S-3 Registration Statement that was filed in December 2014 and was declared effective in February 2015. In accordance with the terms of the sales agreement the Company may offer and sell shares of our common stock, $0.0001 par value per share, having an aggregate offering price of up to $16.5 million from time to time through MLV, acting as agent. Sales of the Company’s common stock under the sales agreement will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through The Nasdaq Capital Market, the prior trading market for the Company’s common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, or any other method permitted by law. The Company began selling shares under the sales agreement on February 12, 2015, and through the May 20, 2015, sold an aggregate of 285,051 shares under the sales agreement for net proceeds to the Company of $885,000. There have been no additional sales under the sales agreement subsequent to May 20, 2015 and the Company is not eligible to sell any further shares under the Sale Agreement.

On January 28, 2015, the Company entered into a Securities Purchase and Registration Rights Agreement with seven accredited investors, pursuant to which the Company issued and sold to such Investors in a private placement a total of 202,673 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $3.75 per share, and warrants to purchase up to a total of 168,337 shares of Common Stock. The warrants, have an exercise price of $3.75 per share, are generally exercisable beginning on January 28, 2015, and expire on January 27, 2022. An aggregate of 134,000 shares sold in the private placement were issued pursuant to, and as a condition of, the exercise of previously issued warrants to purchase Common Stock held by certain of the Investors at an amended exercise price of $3.75 per share. An aggregate of $760,023 was raised in the private placement, including $300,000 of which was paid to the Company as an advance on December 30, 2014. The Purchase Agreement grants customary resale registration rights with respect to the shares sold in the private placement.

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

On June 16, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with five institutional investors which provided for the issuance and sale by the Company of  1,644,500 shares of common stock (the “Shares”) and warrants to purchase up to 1,233,375 shares of common stock (the “Warrants”) in a registered direct offering.  The Shares and Warrants were sold in units, each of which is comprised of one Share and 0.75 Warrants to acquire one share of common stock. The purchase price per unit in the offering was $2.25.  The warrants, which had an initial exercise price of $2.83, became exercisable six months following the date of issuance and will expire on the fifth anniversary of the initial date that the warrants become exercisable. For the period of six months following the issuance of the warrants, the warrants contained full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions. (See Note 9 “Derivative liability”). The closing of the offering occurred on June 19, 2015. An aggregate of $3,441,116, net of expenses, was raised in the offering. The proceeds were used for clinical development activities, working capital and general corporate purposes. As part of the Purchase Agreement, the Company agreed not to make any sales under the Sales Agreement, nor to directly or indirectly offer, sell, assign, transfer, pledge, contract to sell, any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock, including the filing of a registration statement with the SEC in respect thereof, for 90 days from the close of the transaction. In connection with the Senior Secured Convertible Notes discussed below, the full ratchet anti-dilution protection exercise price of the warrants has occurred. The new fixed exercise price of the warrants is $0.556. All other terms of the warrants remain the same.

On October 14, 2015, the Company entered into definitive agreements (which were amended on February 4, 2016) with two institutional investors relating to the private placement of $20.0 million in principal amount of Senior Secured Convertible Notes (the “Notes”). The closing of the private placement took place on October 15, 2015. Upon the closing of the sale of Notes, Rock Creek received cash proceeds of $20 million, of which it deposited $1.0 million in an unrestricted bank account in the Company’s name and $19.0 million, in the aggregate, (representing the cash reserve the Company agreed to maintain pursuant to the terms of the Notes) into various restricted bank accounts in Rock Creek’s name that the Company opened at Hancock Bank (collectively, the “Control Accounts”). The Control Accounts are subject to control agreements in favor of the investors that secure the Company’s outstanding principal and interest obligations under the Notes and limit our ability to access the monies in the Control Accounts. As of the date of the filing of the annual report on Form 10-K, approximately $12.5 million remains in the Control Accounts (approximately $2.5 million was transferred to the Company’s unrestricted bank accounts upon the satisfaction of certain milestones, as defined, and approximately $4.0 million was used by the Company to pay principal and interest amounts due under the Notes for the months of November 2015 through March 2016). The unrestricted $3.5 million of Note proceeds received by the Company to date is expected to be sufficient to support our current operations through April 2016. The Company’s obligation to maintain a cash reserve will be further reduced, and corresponding amounts held in the Control Accounts transferred to its unrestricted bank accounts, subject to satisfaction of certain Equity Conditions (as defined in the Notes), as follows: $1.0 million on each of April 16, 2016 and the 11 th trading day of each calendar month thereafter. If the Company fails to meet certain equity conditions set forth in the Notes, however, it will not be eligible to reduce the cash reserves securing the Notes below $12.5 million nor may it make installment payments on the Notes in shares of its common stock. Even if the Company satisfies these equity conditions and continue to reduce the cash reserves securing the Notes, Rock Creek will need to negotiate longer term payment plans with respect to various liabilities and outstanding obligations. As a result, the Company will continue to explore a variety of potential financing options, including additional private placements and financing transactions. There can be no assurance that it will be successful in obtaining such additional funding on commercially favorable terms, if at all. If the Company is not successful in negotiating terms or does not raise sufficient funding, the Company may be forced to curtail clinical trials and product development activities.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. The Company’s ability to continue as a going concern, realize the carrying value of the Company’s assets and discharge the Company’s liabilities in the ordinary course of business is dependent upon a number of factors, including the Company’s ability to obtain additional financing, the success of the Company’s development efforts, the Company’s ability to obtain marketing approval for the Company’s drug development candidates in the United States and/or other markets and ultimately the Company’s ability to market and sell product candidates arising from the Company’s lead compound. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.

3.	Fair value:

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

In order to estimate the fair value of the derivative liability, the Company uses the Binomial Model to estimate fair value of the warrants including assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates. The derivative liability resulting from the June, 2015 Warrants are classified within the Level 3 fair value hierarchy. See Note 9, “Derivative liability”.

4.	Insurance proceeds receivable:

At December 31, 2015, insurance proceeds receivable consisted of $62 thousand due from an insurance claim resulting from the Company’s stock being delisted from the NADAQ Capital Markets exchange.

At December 31, 2014 insurance proceeds receivable consisted of a $5.9 million escrow funding requirement as part of the securities class action litigation paid directly to an Escrow account by insurance carriers in addition to $778 thousand paid directly to the Company. The $5.9 million escrow funding of the settlement by insurers occurred in March, 2015.

In April, 2015, additional funds totaling $3.5 million were received by the Company directly from insurers for costs incurred arising from various legal proceedings, which has been recorded as other income in the accompanying condensed consolidated statement of operations for the twelve months ended December 31, 2015.

5.	Discontinued operations:

Dissolvable Tobacco:

On December 14, 2012, the Company’s Board of Directors voted unanimously to discontinue the manufacturing, distribution and sale of the Company’s dissolvable smokeless tobacco products as of December 31, 2012.

The following represents a summary of the Company’s discontinued operating results and the loss on the disposition of the dissolvable tobacco operations.

	2015	2014

Net sales	$-	$-
Cost of goods sold	-	-
Gross margin (loss)	-	-
Operating expenses	-	-
Operating loss	-	-
Gain (loss) on disposal	-	(9)
Loss from discontinued operations	$-	$(9)

There are no remaining assets or liabilities from the Company’s Dissolvable Tobacco operations.

Dietary Supplements:

The Company exited the U.S. dietary supplement business upon completion of its assessment regarding the FDA’s response to the Company’s NDIN for Anatabloc ® and CigRx ®. As a result of the decision, in the fiscal year ended December 31, 2014, the Company recorded a write-off of $3.6 million which included all inventory of the dietary supplements and a write down of specialized packaging equipment and other assets. (See Note 2 “Liquidity and management’s plans” for further details related to the business discontinuance).

The following represents a summary of the discontinued operating results of the Company’s dietary supplement operations for the years ended December 31, 2015 and 2014.

	2015	2014

Net sales	$-	$2,139
Cost of goods sold	-	1,169
Gross margin	-	970
Operating expenses	82	2,753
Operating loss	(82)	(1,783)
Loss on disposal	-	(3,609)
Loss from discontinued operations	$(82)	$(5,392)

Assets and liabilities of the discontinued dietary supplement operations consisted of the following as of:

$ thousands	December 31, 2015	December 31, 2014
Assets:
Prepaid expenses	$3	$6
Machinery and equipment	24	25
Total assets	$27	$31

Liabilities:
Accounts payable	$326	$412
Accrued expenses	107	121
Total liabilities	$433	$533

6.	Property and equipment:

Property and equipment consists of the following:

$ thousands	2015	2014
Machinery and equipment	$8	$-
Leasehold improvements	180	180
Office and sales equipment	38	38
Total property and equipment	226	218
Less accumulated depreciation	(56)	(11)
Property and equipment-net	$170	$207

The Company owns specialized packaging equipment that was installed at its dietary supplement contract manufacturing vendor to package CigRx ® and Anatabloc ® in its 20 piece container format. The Company also had invested in equipment to process anatabine, the primary ingredient in Anatabloc ®, CigRx ® and its Anatabloc ® Cosmetic products, at a separate contract manufacturer facility. The Company has assessed impairment values at each reporting periods. As of December 31, 2014 the equipment to process anatabine was deemed impaired due in larger part to the Company’s recent focus on drug development. Therefore the Company wrote down the value of the anatabine process equipment to zero thus incurring a $690 thousand charge. As of December 31, 2014 all specialized equipment related to the packaging of CigRx ® and Anatabloc ® was written down to zero thus incurring a charge of $412 thousand, which was included in loss from discontinued operations.

In December, 2014, the Company agreed to exchange two machines from its discontinued tobacco operation and one machine from its discontinued nutraceutical/dietary supplement operation in exchange for a reduction of amounts due to a vendor for $60 thousand and $40 thousand, respectively. The transaction resulted in recognition of a loss from discontinued operations in the amount of $9 thousand as of December 31, 2014.

In 2015, the Company took title to previously sold equipment and subsequently sold it at auction for $280 thousand, which is included in other income in the accompanying Consolidated Statement of Operations.

Depreciation expense is included in the Consolidated Statement of Operations for the years ended December 31, 2015 and 2014, as follows:

$ thousands	2015	2014
Discontinued operations-dietary supplements	$-	$65
Operating expenses	45	22
Total depreciation expense	$45	$87

The Company amortizes its leasehold improvements and office equipment on a straight line basis over the period of 5 years.

7.	Intangible assets:

Intangible assets consist of the following:

$ thousands	Remaining weighted-average estimated useful life	2015	Remaining weighted-average estimated useful life	2014
Patents- finite lives	7.4	$103	4.5	$1,179
Trademarks and other intangibles – infinite lives	n/a	-	n/a	83
		103		1,262
Less: Accumulated amortization		(48)		(860)
Total intangible assets	7.4	$55	4.5	$402

As part of the Company’s annual impairment analysis, we recognized an impairment loss in 2015 of $289 thousand, which is included in “other income (expense)” in the accompanying Consolidated Statements of Operations.

Amortization expense associated with the intangibles was $58 and $69 thousand in 2015 and 2014, respectively. Trademarks have indefinite lives and are therefore not amortized. As of December 31, 2015, the aggregate carrying costs of trademarks was $0 (zero). Expected future amortization of intangibles with finite lives is as follows:

Years ending December 31,	$ thousands
2016	$10
2017	10
2018	10
2019	10
2020	10
Thereafter	5
$55

8.	Accrued expenses:

As of December 31, 2015 and 2014, Accrued expenses included the following:

$ thousands	2015	2014
Accrued expenses:
Accrued restructuring charges	$479	$3,391
Accrued payroll and related expenses	2,559	3,132
Accrued legal*	340	2,242
Accrued expenses	507	164
Total current liabilities	$3,885	$8,929

* As of December 31, 2015, $1,942 million of previously recorded accrued legal costs are included in accounts payable.

9.	Derivative liability:

As previously discussed, on June 16, 2015, the Company entered into a Securities Purchase Agreement for the issuance and sale by the Company of 1,644,500 shares of common stock and warrants to purchase up to 1,233,375 shares of common stock. The warrants had an initial exercise price of $2.83 are exercisable six months following the issuance and will expire on the fifth anniversary of the initial date that the warrants become exercisable. For a period of six months following the issuance of the warrants, they contained full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions.

Following the guidance in ASC 815-40, the Company recorded the warrants issued as derivative instruments due to their full ratchet anti-dilution provision.

The warrant liability is accounted for at its fair value (Level 3, see Note 3 “Fair value”) as follows:

In 000’s
Fair value recorded at transaction date (June 16, 2015)	$2,130
Change in fair value of warrant liability since issuance	(1,360)
Reclassification of derivative liability to equity	(770)
Balance at December 31, 2015	$0

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company uses the Binomial Model to estimate the fair value of the warrants classified as derivative instruments with the following assumptions:

	At June 16, 2015	At December 15, 2015
Stock price	$2.83	$0.82
Exercise price	2.83	0.556
Risk-free interest rate	1.81%	1.71%
Expected volatility	70.3%	91.5%
Expected term	5.5 Years	5.0 Years
Dividend yield	0.00%	0.00%

In connection with the Senior Secured Notes previously discussed, the full ratchet anti-dilution protection exercise price has occurred. The fixed new exercise price of the warrants will be $0.556. All other terms of the warrants remain the same. See Note 2 “Liquidity and management’s plans”.

The full ratchet anti-dilution protection on the warrants expired December 15, 2015. At that time, we recorded the fair value of the derivative liability $770 thousand, to Additional paid-in capital, a component of Stockholder’s Deficit, in accordance with generally accepted accounting principles (GAAP).

10.	Credit facility:

In connection with the August 2014 Private Placement, one of the investors in the private placement entered into a credit facility with the Company for aggregate borrowing availability of up to $1.75 million. The credit facility provided for an annual interest rate of 3% on any funds drawn by the Company. It also provided the lender with the option to convert any loan amount into a unit of the Company’s common stock and a matching seven-year warrant at a conversion price and exercise price of $1.00 per share. The term of the line of credit did not allow the Company to draw funds under the line until all funds available from the March 2014 Loan Agreement are exhausted (see Note 11 “Long-term debt”). The borrowing availability under the credit facility was to be reduced by any future financing transactions by the Company in excess of $5.8 million. Also in connection with the transaction, the terms of the March 2014 Loan Agreement were amended whereby (i) the August 2014 Private Placement would not reduce the borrowing availability under the March 2014 Loan Agreement, (ii) the March 2014 Loan Agreement expiration was extended to August 15, 2015 compared to the original date of April 15, 2015, and (iii) the ability of the Company to draw all funds available under the March 2014 Loan Agreement at the end of term was eliminated. All other terms and conditions of the March 2014 Loan Agreement remained materially unchanged. The credit facility expired August 15, 2015.

The Company did not borrow any funds under the credit facility due to inability to take advances under the March 2014 Loan Agreement, (see Note 11 “Long-term debt”).

11.	Long-term debt:

March 2014 Loan Agreement

The Company and John J. McKeon (“Lender”) previously entered into a Loan Agreement, dated March 12, 2014, as amended on August 8, 2014 (as amended, the “Loan Agreement”), under which the Company was granted the right, upon the terms and conditions specified in the Loan Agreement, to borrow from Lender up to a maximum aggregate amount of $5.8 million. The loan agreement expired on August 15, 2015.

In December 2014, following discussions between the Company and Lender regarding the Company’s liquidity needs, Lender made an advance to the Company in the amount of $350,000 (the “Advance”) under the Lender’s loan facility at which time no more funds were made available. At such time, Lender expressed a desire that the Loan Agreement be amended to, among other things, decrease the conversion price of loans made under the Loan Agreement, including the conversion price of the Advance. The Company agreed to take such request under consideration, but no amendment was ultimately agreed upon by the Company and Lender, and Lender thereafter informally indicated to the Company that no further advances would be available under the Loan Agreement in the absence of an amendment. On January 28, 2015, the Company’s Board of Directors concluded that the Company had the right to treat the Advance as a loan under the Loan Agreement as currently in effect and did not have an obligation to enter into any amendment thereto, and therefore the Company has issued to Lender a promissory note in the aggregate principal amount of $350,000, with such note being in the form specified in the Loan Agreement previously filed as Exhibit 10.1 to the Company’s Form 10-Q filed on May 12, 2014. In view of this dispute and oral communications from the Lender indicating that the Lender would not make additional funds available under the Loan Agreement as currently in effect, the Company believes that it is unlikely that Lender will make additional advances available to the Company under the Loan Agreement. The Company has requested a written confirmation from Lender that no additional advances will be made under the Loan Agreement, or, in the alternative, that Lender honor a borrowing request made on January 27, 2015. As of the filing of this annual report on Form 10-K, the, Lender has not responded to the Company.

Pursuant to the loan agreement, a note payable was executed for the advance of $350,000. The note is due December 8, 2016, with an interest rate of the lower of three (3) percent or the maximum rate permitted by Florida law, interest to be paid quarterly. As of December 31, 2015 and 2014, interest on the note is 3%. The note is classified in current obligations of long term debt as of December 31, 2015, and included in long term debt as of December 31, 2014 in the accompanying Consolidated Balance Sheets.

October 2015 Senior Secured Convertible Notes

In October, 2015, the Company entered into separate, privately negotiated exchange agreements with certain investors in the June 2015 private placement pursuant under which we borrowed gross proceeds of $20 million under Senior Secured Convertible Notes (the “Notes”).

The 2015 Notes have a stated interest rate of 8.0% per year (or 15% during an event of default), payable in $1 million installments plus interest monthly in arrears in cash or common stock in certain circumstances beginning January 21, 2016 and ending August 31, 2017, maturing October 15, 2018 unless earlier repurchased or redeemed by the Company or exchanged by the holders.

Conversion of the Notes

Fixed Price Conversion. The Notes, including all accrued and unpaid interest and late charges and any applicable make-whole amount, are convertible into shares of the Company’s common stock at any time, in whole or part at the option of the holders, at an initial fixed conversion price of $1.12. Rock Creek may at any time during the term of the Notes, with the prior written consent of the Required Holders (as defined in the Notes), reduce the then current conversion price to any amount and for any period of time deemed appropriate by the Company’s Board of Directors. The make-whole amount is the amount of interest that, but for the conversion, would have accrued with respect to the amount being converted at the interest rate for the period from such conversion date through the maturity date. The conversion price is subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations, and similar transactions.  In the event that the Company issues or sells shares of common stock, rights to purchase shares of common stock, or securities convertible into or exercisable for shares of common stock for a price per share (or with a conversion or exercise price per share) that is less than the conversion price then in effect, the conversion price then in effect will be decreased to equal such lower price. The foregoing adjustments to the conversion price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans.

Alternate Price Conversion A holder of Notes may, at any time, convert the Notes, including all accrued and unpaid interest and any applicable make-whole amount, into shares of the Company’s common stock at the alternate conversion price, which is equal to the lowest of (i) the fixed conversion price in effect or (ii) the lower of (A) 80% of the volume-weighted average price of the Company’s common stock as of the trading day immediately preceding the delivery of the applicable conversion notice, (B) 80% of the volume-weighted average price of its common stock as of the trading day of the delivery of the applicable conversion notice and (C) 80% of the arithmetic average of the five lowest volume-weighted average prices of Rock Creek’s common stock during the 40 consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice (such conversion price, the “Alternate Conversion Price”), provided that the aggregate number of shares of common stock sold by a holder of Notes (or its affiliates) pursuant to such a conversion of Notes on any trading day, may not exceed 25% of the aggregate daily share trading volume (as reported on Bloomberg) of the Company’s common stock as of such trading day.

Mandatory Conversion. If, at any time, (i) the volume-weighted average price of the Company’s common stock exceeds $3.36, which is 300% of the initial fixed conversion price, (as adjusted for stock splits, stock dividends, recapitalizations and similar events) for 90 consecutive trading days and (ii) no Equity Conditions Failure then exists, the Company may require a holder to convert all, or any part, of the Notes, including all accrued and unpaid interest and any applicable make-whole amount, into shares of its common stock at the fixed conversion price described above. The Company may exercise its right to require conversion of the Notes by providing irrevocable written notice to the holders within five trading days following the end of the 90-trading day measurement period. The notice will state the trading day selected by Rock Creek for mandatory conversion, which shall be between 60 and 90 trading days following the notice date. The Company may only exercise its right to require mandatory conversion once during any six-month calendar period. A mandatory conversion will be cancelled if (i) the closing sale price of the Company’s common stock falls below $3.36, as adjusted, or (ii) an Equity Conditions Failure occurs on any trading day from the beginning of the measurement period through the trading day immediately prior to the mandatory conversion date.

Conversion Limitation The Notes provide that the Company may not issue any shares of common stock upon conversion or otherwise with respect to the Notes if the issuance of such shares of common stock would violate the rules of the NASDAQ Capital Market or any subsequent stock exchange upon which our common stock trades, unless and until (i) we obtain the approval of the Company’s stockholders as required by applicable rules of the NASDAQ Capital Market (provided however, that these rules are not currently applicable to Rock Creek, as their common stock has been delisted) or any subsequent stock exchange upon which their common stock trades or (ii) the Company obtains a written opinion from outside counsel that such approval is not required. If, after January 4, 2016, the Company may not issue shares of its common stock pursuant to the limitation described in the preceding sentence, they are required to pay cash in exchange for the cancellation of shares of its common stock not issuable pursuant to such limitation (when the Company would otherwise be required to issue shares of common stock) equal to the greater of (i) the greatest closing sale price of its common stock on any trading day during the period commencing on the conversion notice day and ending on the date payment is made or (ii) the price at which a holder purchased shares on the open market in order to deliver shares to a purchaser.

In addition, except upon at least 61 days’ prior notice from the holder to the Company, the holder will not have the right to any shares of common stock with respect to the Notes if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock (including securities convertible into common stock); provided, however, that the holder may not increase this limitation at any time in excess of 9.99%.

Covenants and events of default

The Notes contain customary terms and covenants and events of default, the occurrence of which trigger certain acceleration and redemption rights. The covenants in the Notes include, among others, the timely payment of principal and interest, certain limitations on the incurrence of indebtedness, restrictions on the redemption of outstanding securities, the filing of a resale registration statement, seeking stockholder approval of the issuance of the Notes and the shares issuable pursuant thereto in compliance with NASDAQ Listing Rules (provided however, that these Rules are not currently applicable to the Company, as their common stock has been delisted from NASDAQ), restrictions on the transfer of assets and restrictions on the existence of liens on the Company’s assets. In addition, they are required to maintain financial covenants, including maintaining a cash balance of at least $500,000 and a cash burn of not more than $700,000 per month (increasing to $1.0 million per month following the registration statement being declared effective by the SEC – which occurred on February 11, 2016). If an event of default occurs, a holder of Notes by notice to the Company may elect to require it to redeem all or a portion of the Notes held by such holder until the 20th trading day after the later of (i) the date the event of default is cured and (ii) the date such holder receives the required notice of the event of default from the Company. The redemption price is equal to greater of (i) 125% of the sum of (A) the amount being redeemed (including principal, accrued and unpaid interest, and accrued and unpaid late charges) and (B) the amount of interest that would have accrued with respect to the amount being redeemed from the applicable redemption date through the maturity date and (ii) the product of (A) the conversion rate then in effect multiplied by (B) the product of (I) 125% multiplied by (II) the greatest closing sale price of the shares of common stock during the period beginning on the date immediately preceding the event of default and ending on the date we pay the entire redemption price to the holder.

Broken covenant and event of default; waiver received

The Company paid its principal and interest payment on January 26, 2016, whereas covenants required payment to be made by January 21, 2016. In addition, the Company’s cash balance dropped below the required financial covenant of $500,000 on December 31, 2015. The Company also failed to meet Equity Conditions by being delisted from NASDAQ. The Company has received a waiver of the broken covenants from the holders of the note.

On February 4, 2016, the Senior Secured Convertible Notes were amended, (See Note 18 “Subsequent events”).

Aggregate maturities for the Company’s debt are as follows:

Year	$ in 000’s
2016	$12,350
2017	8,000
Total	$20,350

12.	Income taxes:

Net deferred tax assets and liabilities consist of the following:

$ thousand	2015	2014
Deferred tax assets:
Net operating loss carry-forwards (portions subject to annual limitation)	$93,470	$88,040
Credit carry-forward	477	477
Stock option compensation	12,075	17,322
Differing basis in property and equipment for tax and financial reporting purposes	13	(70)
Inventory reserve	112	1,715
Accrued severance cost	170	1,244
Other	1,274	1,568
	$107,591	$110,296

$ thousand	2015	2014
Deferred tax liabilities:
MSA escrow payments taxable in future	$(180)	$(180)
Valuation allowance*	(107,411)	(110,116)
	$-	$-

*    Based on the information available, management believes the allowance is appropriate.

Income tax benefit consists of the following:

	2015	2014
Current:
Federal	$-	$-
State	-	-
Deferred benefit	-	-
Total provision (benefit) for income taxes	$-	$-

The provision for income tax expense varies from that which would be expected based on applying the statutory federal rate to pre-tax accounting loss as follows:

	2015	2014
Statutory federal rate	(34.00)%	(34.00)%
Permanent items	0.04	0.04
State tax provision, net of federal benefit	(3.45)	(3.45)
Valuation allowance	37.41	37.41
	(0.00)%	(0.00)%

At December 31, 2015, the Company had net operating loss carry-forwards of approximately $252 million, which expire from 2022 through 2033. As a result of previous ownership changes, an aggregate of $532 thousand in Federal loss carry-forwards are limited to $116 thousand annually.

13.	Stockholders’ deficit:

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

Common stock warrants issued, redeemed and outstanding during the years ended December 31, 2015 and 2014 are as follows:

		Weighted Average
		Exercise
		Price Per
Warrants	Number	Share

Warrants outstanding at January 1, 2014	425,993	$46.75
Warrants issued during 2014	852,718	25.00
Warrants exercised during 2014	(166,718)	(43.00)
Warrants expired during 2014	(26,490)	(87.50)
Warrants outstanding at December 31, 2014	1,085,503	$29.25
Warrants issued during 2015	1,917,972	1.05
Warrants exercised during 2015	(196,072)	(3.51)
Warrants expired during 2015	(54,862)	(37.50)
Warrants outstanding at December 31, 2015	2,752,541	$10.57

Sale of securities, exercise and issuance of warrants in 2014:

In the March 2014 private placement, holders of previously held warrants with strike prices ranging from $25.00 to $50.00 agreed to immediately exercise on an aggregate of 168,000 warrants at a reduced strike price of $25.00 per share. The investors also were issued new warrants for an equal number of shares that have a term of seven years and a strike price of $25.00 per share. This transaction resulted in proceeds of approximately $4.2 million. Under another transaction the Company sold 204,000 shares with matching warrants for 204,000 shares to other investors at $25.00 for the shares and warrant shares.

On June 12, 2014, 30,000 warrants were issued to a firm that provided financial consulting services to the Company. The Company has recognized approximately $0.2 million of expense related to the warrants.

In the August 2014 private placement, the Company sold an aggregate of 425,000 shares of its common stock at a price of $10.00 per share (the closing price of the Company’s common stock on the Nasdaq Global Market on August 6, 2014) to five accredited investors, some of whom are existing investors (or their affiliates) in the Company. The investors in the August 2014 Private Placement were also granted warrants to purchase an aggregate of 425,000 shares at an exercise price of $25.00 per share. The warrants will expire on the seventh anniversary of the date of grant.

Sale of securities, exercise and issuance of warrants in 2015:

On December 15, 2014, the Company entered into an At Market Issuance Sales Agreement, or sales agreement, with MLV & Co. LLC, or MLV, relating to the sale of shares of Rock Creek’s common stock offered under an S-3 Registration Statement that was filed in December 2014 and was declared effective in February 2015. In accordance with the terms of the sales agreement, the Company may offer and sell shares of its common stock, $0.0001 par value per share, having an aggregate offering price of up to $16.5 million from time to time through MLV, acting as agent. Sales of the common stock under the sales agreement will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through The Nasdaq Capital Market, the existing trading market for the Company’s common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, or any other method permitted by law. MLV is not required to sell any specific amount, but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. MLV will be entitled to compensation at a commission rate equal to 3% of the gross sales price per share sold. The Company began selling shares under the sales agreement on February 12, 2015 and through December 31, 2015 an aggregate of 285,051 shares were sold for net proceeds of $885 thousand. There have been no additional sales under the sales agreement subsequent to May 20, 2015 as of the date of this filing.

On January 28, 2015 the Company entered into a Securities Purchase and Registration Rights Agreement with seven accredited investors, pursuant to which the Company issued and sold to such Investors in a private placement a total of 202,673 shares of the Company’s common stock at a purchase price of $3.75 per share, and warrants to purchase up to a total of 168,337 shares of Common Stock. The warrants, which have an exercise price of $3.75 per share, are generally exercisable beginning on January 28, 2015, and expire on January 27, 2022. An aggregate of 134,000 shares sold in the private placement were issued pursuant to, and as a condition of, the exercise of previously issued warrants to purchase Common Stock held by certain of the Investors at an amended exercise price of $3.75 per share.

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

On June 16, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with five institutional investors which provided for the issuance and sale by the Company of  1,644,500 shares of common stock (the “Shares”) and warrants to purchase up to 1,233,375 shares of common stock (the “Warrants”) in a registered direct offering.  The Shares and Warrants were sold in units, each of which is comprised of one Share and 0.75 Warrants to acquire one share of common stock. The purchase price per unit in the offering was $2.25.  The warrants, which have an exercise price of $2.83, are exercisable six months following the date of issuance and will expire on the fifth anniversary of the initial date that the warrants become exercisable. For a period of six months following the issuance of the warrants, the warrants will contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions. See Note 9 “Derivative liability”). In connection with the Senior Secured Convertible Notes discussed below, the full ratchet anti-dilution protection exercise price of the warrants has occurred. The new fixed exercise price of the warrants will be $0.556. All other terms of the warrants remain the same.

In connection with a private placement in October, 2015, the Company issued to Maxim Group, LLC, as the placement agent for the Private Placement, a warrant to purchase up to 446,429 shares of the Company’s Common Stock, subject to certain anti-dilution adjustments in the event of stock distributions, subdivisions, combinations or reclassifications, at an exercise price of $1.12.

Stock option plans:

Prior to 2008 the Company adopted a 1998 Stock Option Plan, a 2000 Equity Incentive Plan, and in September 2008 it adopted a 2008 Incentive Award Plan (the “Plans”). The Plans provide for grants of options to those officers, key employees, directors and consultants whose substantial contributions are essential to the continued growth and success of the Company. In the aggregate the Plans provide for grants of both qualified and non-qualified stock options to purchase up to 1,808,000 shares at a purchase price equal to the fair market value on the date of grant in the case of qualified options granted to employees.

On January 2, 2014 the Company issued 120,000 stock options with an exercise price of $29.00 to Michael J. Mullan, the Company’s Chairman and CEO pursuant to his employment contract. On January 3, 2014 the Company issued 8,922 share grants that vested immediately with a share price of $25.50 per share to two of its brand ambassadors pursuant to their agreements with the Company to promote its dietary supplement and cosmetic products. On February 2, 2014 the Company issued 4,000, and 6,000 stock options with an exercise price of $32.50 and $50.00, respectively and issued 2,000 shares of stock to the Company’s Vice President of Corporate Development and Strategy at the time he joined the Company.

On April 24, 2014, the Company issued 2,000 stock options with an exercise price of $18.00 to the Company’s Chief Scientific Officer.

On August 1, 2014, the Company issued 2,000 stock options to each of its two new directors with an exercise price of $9.25. The stock options vest over two years, 50% at the first anniversary of the date of grant and the remainder on the second anniversary of the date of grant.

On December 27, 2014 the Company issued 2,000 stock options to each of two directors for their annual stock option grant with an exercise price of $3.75.

On April 20, 2015 the Company issued 2,000 stock options to a new director with an exercise price of $3.00. The stock options vest over two years, 50% at the first anniversary of the date of grant and the remainder on the second anniversary of the date of grant.

On August 1, 2015 the Company issued 2,000 stock options to a director for their annual stock option grant with an exercise price of $1.18.

On November 17, 2015 the Company issued 2,000 stock options to a new director with an exercise price of $0.91. The stock options vest over two years, 50% at the first anniversary of the date of grant and the remainder on the second anniversary of the date of grant.

On December 27, 2015 the Company issued 2,000 stock options to a director for their annual stock option grant with an exercise price of $0.72.

Common stock options issued, redeemed and outstanding during the years ended December 31, 2015 and 2014 are as follows:

		Weighted
		Average
		Exercise
		Price Per	Grant Date
Options	Number	Share	Fair Value

Options outstanding at January 1, 2014	885,800	$56.80	$45.87
Options forfeited during 2014	(5,200)	(47.46)
Options exercised during 2014	-	-
Options expired during 2014	(1,600)	(75.00)
Options issued during 2014	140,000	28.56
Options outstanding at December 31, 2014	1,019,000	$56.82.	$45.94
Options forfeited during 2015	(104,000)	(31.04)
Options exercised during 2015	-	-
Options expired during 2015	(72,400)	(48.19)
Options issued during 2015	8,000	1.45
Options outstanding at December 31, 2015	850,600	$55.47	$45.11

The following table summarizes information for options outstanding and exercisable at December 31, 2015.

	Options Outstanding				Exercisable
		Weighted	Weighted			Weighted
		Avg.	Avg.			Avg.	Aggregate
		Remaining	Exercise	Aggregate		Exercise	Intrinsic
Range of Prices	Number	Life Years	Price	Intrinsic Value (in 000’s)	Number	Price	Value (in 000’s)
$0.72 - 50.00	366,000	6.65	$23.60	$-	161,000	$37.21	$-
50.01 - 75.00	444,200	4.95	71.67	-	444,200	71.67	-
75.01 - 100.00	34,400	6.18	79.83	-	34,400	79.83	-
100.00 - 104.25	6,000	4.95	101.92	-	6,000	101.92	-
$0.72 – 104.25	850,600	5.78	55.47	$-	645,600	63.79	$-

A summary of the status of the Company’s non-vested stock options as of December 31, 2015, and changes during the year then ended, is presented below.

		Weighted
		Average
		Grant-Date Fair
Non-vested Stock Options	Shares	Value
Non-vested at December 31, 2014	313,000	$22.44
Granted	8,000	1.45
Vested	(14,000)	(9.72)
Forfeited	(102,000)	(13.45)
Non-vested at December 31, 2015	205,000	$22.12

As of December 31, 2015, there was approximately $0.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. Almost the entirety of the $0.6 million of unrecognized compensation costs relates to performance based stock options granted to Dr. Mullan in 2013, which will be recognized over the expected period the performance goals will be achieved (December 31, 2018). The remaining $6 thousand of cost will be recognized over the next two years. There were no options exercised in the year ended December 31, 2015.

Non-vested stock options have no intrinsic value.

The fair value of options was estimated on the date of grant issuance using the Black-Scholes option pricing model with the following weighted average assumptions:

	2015	2014
Expected life of options based on simplified method for employees	2 - 5 years	2 - 5 years
Risk free interest rate	1.57-1.73%	1.55-1.72%
Expected volatility	92.49-109.91%	101.62-104.39%
Expected dividend yield	0%	0%

Total stock-based compensation (stock and stock option) cost recognized is as follows:

$ thousands	2015	2014
Employee	$902	$9,181
Non-employee consultants and directors	58	228
	$960	$9,409

In 2014 the Company issued a total of 8,922 shares of common stock to consultants in connection with services provided to the Company. These grants had a fair value of $0.2 million.

In 2015 the Company agreed to issue a total of 35,000 shares of common stock to consultants in connection with services provided to the Company. These grants had a fair value of $24 thousand.

14.	Related party transactions:

Related party activity:

The Company has entered into certain transactions with companies in which members of management, stockholders and one prior Director have an ownership interest. The following is a summary of the significant related party transactions for the year ended December 31:

$ thousands	2015	2014
Business travel-aircraft expense	$-	$336

Previously, the Company entered into an agreement for the use of the aircraft owned by Starwood Aviation, Inc., a company wholly owned by Mr. Williams, the Company’s former CEO. The former CEO resigned from the Company in August 2014. As of the third quarter of 2014 the Company had ceased using any chartered aircraft.

Related party license agreement:

Effective January 1, 1998, the Company entered into an exclusive license agreement with Regent Court Technology, LLC, of which the Company’s founder and former CEO, Jonnie R. Williams, and the beneficiary of the O’Donnell Trust, are the owners. Pursuant to this license agreement, the Company has the exclusive world-wide rights to produce and sell tobacco products with low-TSNA tobacco and to sublicense that technology to third parties. In connection with this agreement, the Company is obligated to pay royalties equal to 2% of all product sales (less certain costs incurred by the Company) and 6% of any royalty income earned from sublicensing (less certain costs incurred by the Company). Since the costs incurred by the Company were in excess of the royalty obligations there were no royalties due under this agreement for 2015 and 2014.

Due to stockholders:

Due to Stockholders consists of unsecured non-interest bearing advances of $50 thousand as of December 31, 2015 and December 31, 2014.

Transactions with Roskamp:

The Roskamp Institute is a not-for-profit private medical research organization in Sarasota, Florida whose stated purpose is understanding causes of and finding cures for neuropsychiatric and neurodegenerative disorders and addictions. Dr. Mullan, Rock Creek’s Chief Executive Officer, is a co-founder of the Roskamp Institute and formerly served as the Chief Executive Officer of the Roskamp Institute.

In addition, the Company entered into a Research and Royalty Agreement with an affiliate of the Roskamp Institute pursuant to which the Company pays royalties of 5% of Anatabloc ® sales to this affiliate (such royalties being equal to $0.0 (zero) and $0.1 million in 2015, and 2014, respectively). During the same two year period, the Company has paid research-related fees of $0.8 million and $0.6 million to the Roskamp Institute and its wholly owned for-profit subsidiary, SRQ Bio, LLC. All royalties associated with sales of Anatabloc ® have been reclassified to discontinued operations in the accompanying Consolidated Statements of Operations accordingly.

The Company also entered into a lease agreement with the Roskamp Institute, effective March 1, 2014, pursuant to which the Roskamp Institute is leasing office space to Rock Creek. This office space, which is now being used as the Company’s principal executive office, is located in Sarasota, Florida. Under the terms of the lease agreement, the Company is obligated to pay rent in the amount of $2,000 per month plus applicable sales tax to the Roskamp Institute. It also paid a $2,000 security deposit in connection with the lease agreement. The lease agreement has a 24 month term, after which the Company may elect to continue the lease for up to three additional 12 month periods. Effective as of April 1, 2014, the Company entered into an amendment to the lease agreement pursuant to which the Roskamp Institute is leasing it additional space (at the same location) at an additional cost of $250 per month. For the years ended December 31, 2015 and 2014 respectively, Rock Creek has paid $27 thousand and $30 thousand in rent to the Roskamp Institute pursuant to the lease agreement, as amended, and $0 (zero) and $42 thousand for administrative services.

As of December 31, 2015 and December 31, 2014, the Company owed Roskamp and its affiliates $0.6 million and $0.1 million, respectively.

15.	Employee benefit plan:

The Company is the sponsor of a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 15% of their annual compensation. The Company matches these contributions at a rate of 75% of the first 6% of pay that an employee contributes to the plan. The Company made contributions of approximately $26 thousand and $45 thousand to the 401-K Plan in 2015 and 2014, respectively.

16.	Commitments, contingencies, and other matters:

Operating leases:

The Company leases a warehouse and manufacturing facility that was used for manufacturing of its dissolvable tobacco products through December 31, 2012. The cost for this lease, which expires in 2022, is approximately $7 thousand per month. Because the lease is non-cancellable, the Company is obligated to continue the lease payments through the lease term.

On October 1, 2014, the Company entered into a sublease with an unrelated entity for a period of two years, automatically renewable for 5 one periods and one six month period for a monthly rate of $4,000 per month. The sublease will expire no later than March 31, 2022.

The Company closed its offices in Gloucester, Massachusetts, Washington DC and Glen Allen, VA in 2014. The offices in Gloucester, Massachusetts and Washington DC closed at the end of their respective leases. The Glen Allen, VA office closed December 31, 2014 with six months then remaining on the lease, however, the Company signed an early termination agreement effect March 1, 2014. The agreement required the Company to pay rent of approximately $4,000 per month for January 2014 and February 2014.

In 2014 the Company entered into a lease agreement with the Roskamp Institute to lease an area of their building for the Company’s Corporate Offices. The Company paid to build out the space into its offices. Subsequent to the lease execution an addendum to the lease was executed for additional storage space under the same terms and conditions of the original lease. The initial lease term is two years with options to renew annually for up to four twelve month periods by the Company. On December 30, 2015, the Company exercised the option to renew for another 12 months. The lease rate is $2,250 per month.

The following represents the future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year as of December 31, 2015.

Year ending December 31,	$ thousand
2016	$88
2017	79
2018	62
2019	62
2020	62
Thereafter	87
$440

Net rent expense for all operating leases was approximately $83 thousand and $318 thousand for the years ended December 31, 2015, and 2014, respectively. The Company received $48 thousand and $26 thousand in sublease payments for the years ended December 31, 2015 and 2014, respectively.

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

As of December 31, 2015, the Company has a deposit in escrow in the amount of approximately $472 thousand for sales of cigarettes in Settling States, in addition to deposits for which the Company previously sold its rights, title and interest as part of the March 2007 transaction noted above. Given the discontinuation of the Company’s cigarette operations in June 2007, the Company does not anticipate having any material MSA escrow obligations in the future.

Securities Class Action Settlement

On Monday, March 2, 2015, the United States District Court for the Eastern District of Virginia, preliminary approved the class action settlement in the amount of $6.7 million. The settlement stipulates that the amount of $6.7 million, which includes litigation costs, was funded in full in March, 2015 from certain Rock Creek Pharmaceuticals, Inc. (f/k/a Star Scientific, Inc.) D&O insurance policies.

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

Derivative Action Lawsuits

Four individuals, David C. Inloes, William Skillman, Harold Z. Levine and Louis Lim, filed separate, but similar derivative actions naming all or most of our then current directors, several of the Company’s officers and, in one case, one former director as defendants. Two of the actions were filed in the United States District Court for the Eastern District of Virginia, Alexandria Division (the “Alexandria Actions”). The first Alexandria Action, William Skillman v. Jonnie R. Williams et al., was filed on May 2, 2013. The second Alexandria Action, David C. Inloes v. Jonnie R. Williams et. al., was filed on May 3, 2013. The Alexandria Actions have been consolidated and co-lead counsel appointed by the Court. Pursuant to a court order, plaintiffs filed a consolidated amended complaint on January 13, 2014 and a motion to dismiss was filed on February 3, 2014 on behalf of all of the defendants. Also, on February 3, 2014, the Company, as nominal defendant, moved to stay or dismiss this action pending a resolution a securities class action litigation then pending in federal court in Richmond, Virginia. Separately, on January 29, 2014, the United States moved to stay discovery in the case pending the completion or other disposition of the criminal trial of former Governor McDonnell and his wife. That motion was granted by the Court on January 30, 2014. On February 28, 2014, the Court granted the Company’s motion to stay the case, ruling that the case would be stayed for all purposes pending further order of the Court and ordering the Company, within ten days of the dismissal or resolution of the Richmond securities class action or the trial court’s verdict in the McDonnell case, whichever occurred first, to file a report indicating what action, if any, the Company intended to take with regard to this case, including specifically, without limitation, whether the Company intended to pursue or seek dismissal of the claims asserted against each of the named individual defendants.

The third derivative action, Harold Z. Levine v. Jonnie R. Williams, et. al., was filed on July 8, 2013, in the Circuit Court for the City of Richmond (the “Levine Action”), and the fourth case, Louis Lim v. Christopher C. Chapman, et. al., was filed in the Circuit Court for Henrico County on July 11, 2013 (the “Lim Action”). In general, the complaints collectively allege that the Company’s directors and officers breached their fiduciary duties by causing the Company to issue false and misleading statements regarding our past and future prospects and certain scientific data relating to our products, as well as engaging in certain unspecified private placements and related party transactions since 2006. On July 1, 2013 and August 1, 2013, stipulations were filed in each of the state court actions that stayed the period for defendants to respond to the complaints. These stipulations were later entered by the Courts. In May 2014, the parties to both state court derivative actions filed further stipulations subsequently endorsed by the Courts that provided for the transfer of the Lim Action to the Circuit Court for the City of Richmond, the consolidation of the Lim Action with the Levine Action, and a further stay of the deadline for a response to the complaint.

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

On March 27, 2015, the parties filed a joint submission setting forth additional information responsive to the Court’s order. On March 31, 2015, the Court entered orders preliminarily approving the proposed settlement and setting a further settlement hearing for July 10, 2015. On June 12, 2015, plaintiffs filed a motion for final approval of the settlement and a motion for attorney’s fees. On June 19, 2015, the Company filed a response contending that plaintiffs’ request for attorney’s fees was excessive. At the July 10, 2015 final approval hearing, the Court approved the settlement as fair and adequate and took under advisement plaintiffs’ motion for attorney’s fees. On July 13, 2015, the Court entered final judgment and, on July 17, 2015, issued an order directing the parties to schedule a settlement conference with the magistrate judge regarding plaintiffs’ motion for attorney’s fees. The settlement conference was held on August 26, 2015, but the parties were unable to agree on a settlement for attorney’s fees and the magistrate judge returned the matter to the Court to rule on the plaintiffs’ fee motions. As of the date of this filing, the Court has not issued a ruling. Pursuant to the stipulation of settlement, plaintiffs were required to dismiss the state court derivative actions with prejudice, and on July 13, 2015, the state court issued an unopposed final order dismissing the matter with prejudice. At this time, the Company cannot predict the probable outcome of the claims against it for attorney’s fees. Accordingly, no amounts have been accrued in the Consolidated Financial Statements.

Consumer Class Action

On January 27, 2014, Howard T. Baldwin filed a purported class action naming the Company, RCP Development (a wholly owned subsidiary), and GNC Holding, Inc. (“GNC”) as defendants. The case was filed in the United States District Court for the Northern District of Illinois. Generally, the complaint alleged that claims made for Anatabloc ® product have not been proven and that individuals purchased the product based on alleged misstatements regarding characteristics, uses, benefits, quality and intended purposes of the product. The complaint purported to allege claims for violation of state consumer protection laws, breach of express and implied warranties and unjust enrichment. The Company agreed to indemnify and defend GNC pursuant to the terms of the purchasing agreement between RCP Development and GNC. Consistent with that commitment, the Company agreed to assume the defense of this matter on its own behalf as well as on behalf of GNC. The defendants filed a motion to dismiss the complaint on March 24, 2014. On January 13, 2015, the Court entered an order dismissing the complaint in its entirety without prejudice.

On February 10, 2015, Mr. Baldwin filed an Amended Complaint against the Company, RCP Development and GNC (collectively, “Defendants”). The Amended Complaint also includes an additional named plaintiff, Jerry Van Norman, who alleges that he is a citizen of Parkville, Missouri. The Amended Complaint requests certification of an “Illinois Class” consisting of “[a]ll persons who paid, in whole or in part, for Anatabloc ® dietary supplement in Illinois between August 1, 2011 and the present for personal, family or household uses,” and a “Missouri Class” consisting of “[a]ll persons who paid, in whole or in part, for Anatabloc ® dietary supplement in Missouri between August 1, 2011 and the present for personal, family or household uses.” The Amended Complaint is pleaded in seven counts: (1) violation of the Consumer Fraud and Deceptive Business Practices Act of Illinois; (2) violation of the Missouri Merchandising Practice Act; (3) breach of express warranty under Illinois law; (4) breach of express warranty under Missouri law; (5) breach of implied warranty of merchantability under Illinois law; (6) breach of implied warranty of merchantability under Missouri law; and (7) unjust enrichment.

Like the original complaint, the Amended Complaint alleges that Defendants manufactured, marketed and/or sold Anatabloc ® , a dietary supplement purportedly derived from an anatabine alkaloid, and promoted Anatabloc ® as a “wonder drug” with a number of medical benefits and uses, from treating excessive inflammation (associated with arthritis) to Alzheimer’s disease, traumatic brain injury (or concussions), diabetes and multiple sclerosis. Plaintiffs allege that Defendants have never proven any of these claims in clinical trials or received FDA approval for Anatabloc ® , and that Anatabloc ® “was never the ‘wonder drug’ it claimed to be.” Plaintiffs allege that they purchased Anatabloc ® based upon claims that it provides “anti-inflammatory support.” Mr. Baldwin alleges that he purchased Anatabloc ® to “reduce inflammation and pain in his joints,” and Mr. Van Norman alleges that he “suffers back and knee problems, as well as arthritis, and expected Anatabloc ® to be effective in treating these symptoms and purchased Anatabloc ® to help alleviate his symptoms.” Both plaintiffs allege that Anatabloc ® did not provide the relief promised by the Defendants.

Although the Amended Complaint does not include claims based on the consumer protection laws and breach of warranty laws of several additional states like the original complaint, on February 10, 2015, counsel for plaintiffs also served a “Notice pursuant to: Alabama Code § 8-19-10(e); Alaska Statutes §45.50.535; California Civil Code § 1782; Georgia Code § 10-1-399; Indiana Code § 24-5-0.5-5(a); Maine Revised Statutes, Title 5, § 50-634(g); Massachusetts General Laws Chapter 93A, § 9(3); Texas Business & Commercial Code § 17.505; West Virginia Code § 46A-6-106(b); and Wyoming Statutes § 40-12-109 as well as state warranty statutes,” which purports to give notice to Defendants on behalf of the named plaintiffs and a “class of similarly situated individuals” that Defendants have “violated state warranty statutes and engaged in consumer fraud and deceptive practices in connection with its sale of Anatabloc ® ,” and demands that “Defendants correct or otherwise rectify the damage caused by such unfair trade practices and warranty breaches and return all monies paid by putative class members.”

The Defendants timely moved to dismiss the Amended Complaint on March 10, 2015. Plaintiffs filed a memorandum in response to the motion to dismiss on April 9, 2015, and Defendants filed their reply memorandum on April 22, 2015.  On April 28, 2015, the Court entered an order lifting the stay of discovery that had been in place in the case. The Plaintiffs served discovery requests on May 18, 2015, to which the Company responded on June 17, 2015 and continues to produce responsive documents to the Plaintiffs on a rolling basis. On February 2, 2016, the Court entered a Memorandum Opinion and Order granting the motion to dismiss the Amended Complaint and dismissing all claims alleged in the Amended Complaint. The Plaintiffs’ claims under Illinois and Missouri law for breach of express and implied warranty were dismissed with prejudice. The remaining claims were dismissed without prejudice. The Court has allowed Plaintiffs 28 days to file a Second Amended Complaint. The next status hearing before the Court is scheduled for March 22, 2016. To date, no amounts for loss contingency have been accrued in the consolidated financial statements.

Action by Iroquois Master Fund, Ltd. and American Capital Management, LLC

On February 19, 2015, the Company became aware of a complaint filed on February 18, 2015, in New York Supreme Court for New York County in which the Company and its Chief Executive Officer, Dr. Michael J. Mullan, are named as a defendants. The complaint was filed by Iroquois Master Fund, Ltd. and American Capital Management, LLC, who were investors in a private placement of the Company’s securities completed in March 2014 (the “March Private Placement Transaction”). The complaint also names as a defendant John J. McKeon, a stockholder of the Company. Iroquois and American Capital are seeking $4.2 million, in the aggregate, in damages or, alternatively, rescission of the March Private Placement Transaction, premised on allegations that the Company entered into a “sham” loan agreement with Mr. McKeon to provide it with a $5.8 million line of credit in order to fraudulently induce Iroquois and American Capital to acquire the Company’s securities. On April 29, 2015, Rock Creek filed a motion to dismiss the complaint because (i) plaintiffs did not register to do business with the New York Secretary of State, and thus lack the capacity to sue in New York, and (ii) the court lacks personal jurisdiction over the Company and Dr. Mullan because neither was present in New York in connection with the March Private Placement Transaction, and the critical events relating to it did not take place in New York. Plaintiff served its papers in opposition to that motion on June 5, 2015, and the Company served its reply papers on July 1, 2015. Oral argument on the motion was held on September 8, 2015, and a decision is expected shortly after the filing of this Annual Report on Form 10-K. Although the Company believes that plaintiffs’ material allegations are without merit and intend to vigorously defend the company and Dr. Mullan against such allegations, no assurances can be given with respect to the outcome of the motion to dismiss or more generally to the litigation.

The Company has been notified by the insurance carrier that the carrier’s position is that legal costs incurred on behalf of the Company for this action are not covered under the policy, although any legal costs incurred on behalf of Dr. Mullan would be covered, subject to the policy retention. All legal costs incurred to date for this action through December 31, 2015 have been recorded in the accompanying financial statements accordingly.

Asserted Claims by Jonnie R. Williams under Employment Agreement

On March 25, 2015, the Company received an email from an attorney representing Jonnie R. Williams, a former director of the company and its former Chief Executive Officer, stating that Mr. Williams is contractually entitled to severance compensation. At that time, the Company disclosed that it was not aware of the claimed legal or contractual basis for Mr. Williams’ severance claim.

On June 11, 2015, the Company was informed that Mr. Williams plans to file an arbitration action against it under his employment agreement to assert his alleged contractual severance entitlement. Mr. Williams alleges that the election of the Board of Directors at the Company’s December 2013 annual stockholder meeting triggered a provision of his employment agreement that provides for severance in the amount of $2.5 million. However, the Company disagrees that such stockholder meeting triggered the severance entitlement and contend that Mr. Williams voluntarily resigned from his employment with the Company in August 2014 without any contractual right to severance compensation. As of the date the filing of this Annual Report on Form 10-K, Mr. Williams has not filed an arbitration action against the Company.

Settlement Agreement with Jonnie R. Williams regarding Indemnification Payments

On May 20, 2015, the Company entered into a Memorandum of Understanding Regarding Settlement (the “MOU”) with Jonnie R. Williams providing for the manner in which indemnification payments will be made by Rock Creek to law firms previously engaged by Mr. Williams. The MOU was entered into in furtherance of the settlement of the Company’s securities class action litigation, which settlement was approved on June 26, 2015.

In general, the MOU addresses the manner in which the Company will satisfy Mr. Williams’ indemnification rights for reimbursement of legal expenses incurred by Mr. Williams from the law firms of McGuire Woods LLP and Steptoe and Johnson LLP. The MOU provides for the payment of such expenses by an aggregate up-front payment of $300,000 to the law firms on or before May 29, 2015 (which payment was timely made), plus subsequent payments of a total of $60,000 per month between the law firms commencing on August 1, 2015. The aggregate amount of payments to be made by the Company over an approximately two-year payment period under the MOU will be $1.6 million to McGuire Woods LLP (against an invoiced amount of $1.93 million) and $437,000 to Steptoe and Johnson LLP (against an invoiced amount of $629,897). The MOU also provides that certain discounts will be granted to the Company in the event that we make early payment of the balance of payments due under the MOU. All obligations for this MOU have been recorded as accounts payable or accrued legal expenses in the accompanying balance sheets as of December 31, 2015.

17.	Restructure charge:

Corporate Restructuring

As discussed in Note 1 of these Consolidated Financial Statements the Company has focused the business on pharmaceutical drug development. As part of the refocused business transformation the Company has consolidated offices in Sarasota, FL and exited the dietary supplement and cosmetic business. As a result, a number of personnel were not retained and left the company throughout 2014. The Company has entered into severance agreements with the former employees and the Company has accrued the costs of the severance agreements as they were executed. All costs related to the closure of the Gloucester, MA, Washington DC and Glen Allen offices have been accrued as well. Costs for restructuring have been included in General and Administrative expenses in the accompanying Consolidated Statements of Operations.

In 2014, the company incurred $5.1 million for salary continuation charges; a loss on abandonment of leasehold improvements and fixed assets of $44 thousand, and $34 thousand resulting from the office closure in Glen Allen, VA, which are included in General and Administrative expenses. As of December 31, 2015 and 2014, unpaid restructuring charges were $0.5 million and $ $3.4 million, respectively, which are included in accrued expenses in the accompanying Consolidated Balance Sheets.

Total severance payments paid in stock were $2.3 million and $313 thousand for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Company was in arrears a required severance payment to one former employee, payable in stock or cash, in the amount of $312,500.

18.	Subsequent events:

On February 4, 2016, the Senior Convertible Notes were amended by waiving any breach of the Minimum Cash Test that may have occurred prior to the date of the amendment, and by exchanging the original notes for Class A Notes ($3,500,000) and Class B Notes (16,500,000). In addition, future disbursements were amended as follows: "Control Account Release Event" means, as applicable, (i) with respect to any Restricted Principal designated to be converted in a Conversion Notice, the Company's receipt of both (A) such Conversion Notice hereunder executed by the Holder in which all, or any part, of the Principal to be converted includes any Restricted Principal and (B) written confirmation by the Holder that the shares of Common Stock issued pursuant to such Conversion Notice have been properly delivered in accordance with Section 3(c) (in each case, as adjusted, if applicable, to reflect the withdrawal of any Conversion Notice, in whole or in part, by the Holder, whether pursuant to Section 3(c)(ii) or otherwise), (ii) the Company's receipt of a notice by the Holder electing to effect a release of cash with respect to any Restricted Principal to the Company, (iii) with respect to the Holder Pro Rata Amount of $500,000, the occurrence of the Initial Filing Date (as defined in the Registration Rights Agreement), (iv) with respect to the Holder Pro Rata Amount of $1,000,000, the occurrence of a Positive UK Trial Outcome, (v) with respect to the Holder Pro Rata Amount of $1,000,000, the date on which the Company and Holder execute that certain Amendment Agreement, dated February 4, 2016 (the "Amendment Agreement"), and (iv) on April 16, 2016 and the 11th Trading Day of each calendar month thereafter, the lesser of (x) the amount of Restricted Principal then outstanding hereunder and (y) the Holder Pro Rata Amount of $1,000,000; provided, in the case of clauses (iii), (iv), (v) and (vi) above, as of such date of determination, no Equity Conditions Failure then exists ("Monthly Releases")." Section 32 (rr) of the Note was deleted and replaced with the following: "(rr) "Major Market" means any Eligible Market." Also, Buyers waived any Equity Conditions Failure that may have occurred under the Note through and including February 4, 2016. The Minimum Cash Test was amended, to become effective the first day after the first Monthly Release is made (and for so long as Monthly Releases continue to be made under this Note thereafter). The first Monthly Release is scheduled for April 16, 2016. Furthermore, Buyer hereby waives any default under the Note arising under the Company's failure to timely make the Prior Payment that was actually paid on January 26, 2016. Buyers further permanently waives the covenants and provisions set forth in Section 3(d)(ii) of the Note and Section 4(z) of the Securities Purchase Agreement.

Between January 28 and February 5, 2016, 20,000 warrants from the June 16, 2015 Securities Purchase Agreement were exercised at the fixed price of $0.556.

Between February 17 and March 14, 2016, 724,798 shares of common stock were issued under the conversion feature of the Senior Convertible Notes, as a $249,000 principal reduction from the final principal payment due August 31, 2017.

Currently, an Equity Conditions Failure exists with respect to a requirement to maintain the aggregate daily dollar trading volume of $150,000 during the forty (40) Trading Days as defined in the Notes.

