Form 10-K/A
period 2015-12-31
ROCK CREEK PHARMACEUTICALS, INC.
filed 2016-04-29
CIK 776008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-15324

ROCK CREEK PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1402131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2040 Whitfield Avenue, Suite 300 Sarasota, FL 34243	(844) 727-0727
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  ☐  Yes   ☑     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☑     No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑   Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑   Yes    ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 30, 2015 was approximately $16.4 million. Shares of voting stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 22, 2016, the Registrant had 14,994,051 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE - AMENDMENT

This Amendment No. 1 to Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing”), which was filed with the Securities and Exchange Commission, or SEC, on March 22, 2016. We are filing this Amendment to present the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of our fiscal year covered by the Original Filing.

This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends Part IV of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

2

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Amendment, or this Report, to “Rock Creek,” “Company,” “we,” “our,” “us,” “our company” and similar terms refer to Rock Creek Pharmaceuticals, Inc. and its wholly owned subsidiaries.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table and text set forth the name, age and positions of each of our current directors, together with certain biographical information.

Name	Age	Position

Lee M. Canaan (1)(2)(3)	59	Director
Michael J. Mullan, MBBS (MD) PhD	59	Chairman and CEO
Sunitha Chudru Samuel (2)(3)	39	Director
Robert W. Scannell (1)(2)(3)	57	Director
Scott P. Sensenbrenner (1)	46	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Lee M. Canaan. Ms. Canaan has served as a member of our Board of Directors since August 1, 2014. Ms. Canaan has been a portfolio manager at Braeburn Capital Partners, LLC, a private investment fund, since September 2003. During her time with Braeburn Capital Partners, Ms. Canaan founded and established the fund’s investment management business. In addition, Ms. Canaan served as the Corporate Development Partner of Quantum Ventures of Michigan, LLC, a private equity firm, from September 2011 to November 2012. Prior to founding Braeburn, Ms. Canaan was on the high yield bond investment team at AIM Management, part of the Invesco family of investment management services. Ms. Canaan began her financial career as an analyst and investment manager in the corporate treasury operations of ARCO, a Fortune 100 oil and gas company acquired by BP in 2000. Prior to that, she was a geophysicist for AMOCO Production Company.  Ms. Canaan received an MBA in Finance from The Wharton School at the University of Pennsylvania, a Masters in Geophysics from the University of Texas at Austin, and a BS in Geological Sciences from the University of Southern California. She currently holds the Chartered Financial Analyst (CFA) designation.

Ms. Canaan is on the board of Panhandle Oil and Gas (NYSE:  PHX), where she serves on the Governance and Nominating (chairman) and Audit committees.  She also served as a director of Equal Energy Ltd. (NYSE: EQU) and was a member of the Audit and the Reserves committees from May 2013 until the company was sold in July 2014.  Previous public company board service includes Noble International (NASDAQ:  NOBL) and Oakmont Acquisition Corporation (AMEX:  OMAC).

Ms. Canaan understands the history of our Company from the perspective of both a long-time shareholder and professional investment manager. Her extensive experience in the public and private capital markets as well as financial analysis, mergers and acquisitions, and prior public-company board experience provides value to our Company’s Board of Directors in its efforts to finance our pharmaceutical development and evaluate potential partnering or other strategic activities.

Michael John Mullan MBBS(MD),PhD.  Dr. Mullan has served as a member of our Board of Directors since December 2013. Dr. Mullan was elected as our Chief Executive Officer and Chairman of our Board following the Annual Meeting held on December 27, 2013.  Dr. Mullan is a global leader in medical research and until October 2013 he served as Chief Executive Officer and President of the Roskamp Institute. He currently serves as a consultant to the Roskamp Institute and is CEO of Archer Pharmaceuticals, Inc.

Dr. Mullan brings a highly unique set of skills to our Board as a seasoned executive, physician and clinical researcher. In light of our Company’s focus on the development of pharmaceutical products, Dr. Mullan’s scientific and clinical background are highly appropriate. Further, Dr. Mullan has important experience acting in a leadership position in medical research organizations and is well-known and respected in his field.

Dr. Mullan has co-authored more than 200 articles on an array of medical topics, including novel treatments for central nervous system disorders such as Alzheimer's disease.  Dr. Mullan received his medical degree, MBBS (MD) and PhD in Molecular Genetics from London University.

 Dr. Sunitha Chundru Samuel. Dr. Samuel has served as a member of our Board of Directors since April 20, 2015. Dr. Samuel has been the Chief Executive Officer of Sierra Molecular Corporation (“Sierra”), a privately-held pharmaceutical development company, since 2009. Dr. Samuel also serves on the board of directors of Sierra. Prior to her service with Sierra, Dr. Samuel co-founded Cambridge Devices, Inc., a company focused on developing technologies to capture, process and analyze tissue identification test information, in 2004.

Dr. Samuel’s extensive experience as a founder and executive of medical device and pharmaceutical development companies will provide valuable insights to the Company’s Board of Directors relating to the Company’s research and development of pharmaceutical products, as well as its development and management of strategic partnerships. Dr. Samuel can also provide our Board of Directors and management valuable insights regarding sales and marketing of the Company’s products if the Company obtains requisite regulatory approvals to market such products.

Robert W. Scannell. Mr. Scannell has served as a member of our Board of Directors since November 17, 2015. Mr. Scannell is a co-founder and has been a General Partner, since October 2014, of Iaso Advisors, LLC, an investment fund that invests in healthcare assets. Mr. Scannell was the founder and a General Partner, from October 1994 to October 2014, of Tradewinds Investment Management, LP, an investment fund that for the past 20 years has managed numerous funds investing in emerging markets, distressed businesses, and deep-value strategies. Prior to founding Tradewinds, Mr. Scannell spent 8 years in Institutional Sales at Merrill Lynch Capital Markets. He holds a BA and MBA from Penn State University, a JD from Concord Law School, and is a CFA charter holder. He also sits on the boards of Chalkzen, Inc. and Mobiplex, Inc., both of which are privately held technology companies. We believe that Mr. Scannell’s extensive experience with investment and capital raising in the healthcare sector will be a valuable asset to our Board of Directors and stockholders.

Scott P. Sensenbrenner. Mr. Sensenbrenner has served as a member of our Board of Directors since December 2013. Mr. Sensenbrenner has extensive experience in the areas of nutraceutical marketing, supply chain, operations and financial management in the natural products industry. Mr. Sensenbrenner has served as the Chief Executive Officer and a director for Enzymedica Inc., a market leader in the area of enzymes supplementation, since 2009. From 2004 to 2009, Mr. Sensenbrenner acted as Vice President of Marketing and Sales for Thorne Research and from 2001 to 2004 he served as the Group Director of the Nutrition Division for Perrigo, Inc. Mr. Sensenbrenner led the marketing efforts at Enzymatic Therapy in the 1990s, when the firm introduced many of the leading products sold in the natural products industry today including Glucosamine, CoQ10, St. John’s Wort, 7Keto, Policosanol, Red Yeast Rice, Standardized Herbs, IP-6, KAVA, and Black Cohosh. In each of these roles, Mr. Sensenbrenner designed and orchestrated business strategies and executed category-changing product introductions. Mr. Sensenbrenner also served as an advisory director of Z Trim Holdings, a public company, from 2006 to 2007. Mr. Sensenbrenner received his Bachelor of Science degree in Journalism from the University of Wisconsin. Mr. Sensenbrenner also serves on the board of the Roskamp Institute.

Mr. Sensenbrenner’s nutraceutical and pharmaceutical marketing experience will be valuable given that a key component of the corporate transition matters is a focus on market acceptance of pharmaceutical products (as well as continuing to market the Company’s existing nutraceutical supplements and our cosmetic line of products). Thus, if our Company obtains any requisite regulatory approvals to market pharmaceutical products, we expect Mr. Sensenbrenner will be able to provide the our Board of Directors and our management with valuable insight and guidance with respect to the marketing of such products.

Executive Officers

The following table and text set forth the name, age and positions of each of our current executive officers, together with certain biographical information.

Name	Age	Position
Michael J. Mullan, MBBS (MD) PhD	59	Chief Executive Officer

Willaim L. McMahon	63	Chief Financial Officer

Michael John Mullan MBBS(MD),PhD. Please see “Directors” above.

William L. McMahon. Mr. McMahon served at the Chief Financial Officer for Neptune Minerals, Inc., a company engaged in deep ocean minerals exploration and resource development. Mr. McMahon joined Neptune Minerals in January 2012 after serving as an interim CFO while as a partner in Tatum LLC, a firm specializing in interim CFO positions, and continues to serve as Neptune’s Chief Financial Officer on a part-time basis. Prior to Neptune, from January 2011 to January 2012 Mr. McMahon served as a Partner of Tatum LLC, where he was responsible for interim CFO positions for clients of Tatum. From January 2010 to January 2011, Mr. McMahon as an independent contractor providing financial management consulting services to privately held manufacturing clients. During the course of his career, Mr. McMahon has participated in raising equity and debt capital, working with senior lenders and private equity partners. During his 35 plus year career, Mr. McMahon has also served as Chief Financial Officer, Controller and Treasurer for various small to medium size public and private companies. Mr. McMahon has a diverse industry background working in manufacturing, distribution, transportation and logistics, retail and hospitality as well as defense, high tech and wireless communication. Mr. McMahon holds a Bachelor of Science in Accounting degree from DePaul University in Chicago, Illinois.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires directors and executive officers and persons, if any, owning more than ten percent of a class of our company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our company’s equity and equity derivative securities. Based solely upon a review of the copies of such reports and written representations from reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with on a timely basis for the year ended December 31, 2015.

Material Changes to Nominee Recommendation Procedures

There are no material changes to the procedures by which stockholders may recommend nominees to our Board.

Code of Corporate Conduct

We have adopted a Code of Corporate Conduct that applies to all of our company’s directors, officers (including our Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. The Code of Ethics may be found on our company’s website at: www.rockcreekpharmaceuticals.com. We will disclose any amendment to the Code of Corporate Conduct or waiver of a provision of the Code of Corporate Conduct, including the name of the person to whom the waiver was granted, on our website on the Investor Relations page within four business days following the date of such amendment or waiver. Information contained on our website is not part of this Report and is not incorporated in this Report by reference.

Audit Committee

We currently maintain an Audit Committee which has responsibility for the appointment of our independent registered public accountants, reviews our internal accounting procedures and financial statements, and consults with and reviews the services provided by our independent registered public accountants, including the results and scope of their audits. The Audit Committee is currently comprised of Ms. Canaan and Mssrs. Scannell and Sensenbrenner, , each of whom are independent under the applicable rules of the Securities and Exchange Commission and The Nasdaq Global Market. The Board of Directors has determined that Ms. Lee M. Canaan, who is the Chairman of the Audit Committee, also qualifies as an “Audit Committee Financial Expert” as defined by the rules of the Securities and Exchange Commission.

ITEM 11.       EXECUTIVE COMPENSATION

The purpose of this Executive Compensation section is to provide material information about the compensation of the following current and former executive offices, who are referred to as our Named Executive Officers or “Named Executives”: Michael John Mullan, MBBS (MD) PhD, our Chairman and Chief Executive Officer, Christopher C. Chapman, our former President, and Benjamin M. Dent, our former CFO.

Summary Compensation Table

The following table summarizes the compensation paid to the Named Executives during 2014 and 2015, for services rendered in all capacities to our Company and its subsidiaries.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Options ($) (1)	All Other Compensation ($)		Total($)
Michael J. Mullan	2014	600,000		-	-	73,728	(3)	673,728
Chief Executive Officer	2015	600,000	(2)	-	-	58,987	(3)	658,987

Christopher C. Chapman (4)	2014	300,000		-	-	84,770	(5)	384,770
President	2015	150,000	(6)	-	-	132,617	(7)	207,617

Benjamin M. Dent(8)	2014	-		-	-			-
Chief Financial Officer	2015	96,923				18,085	(9)	115,007

(1)	Amounts represent the grant date fair value of the stock options vested in the respective year. For the assumptions used in calculating the value of these awards, see Note 8 to our consolidated financial statements included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2015.

(2)	Includes $133,306 of stock issued in lieu of cash compensation.

(3)	Represents $18,000 for auto allowance and $55,728 in life and disability insurance for 2014 and $18,000 for auto allowance and $40,987 in life and disability insurance for 2015.

(4)	Dr. Chapman resigned from our Company effective June 30, 2015.

(5)	Represents $18,000 in auto allowance $60,400 in life insurance and disability premiums, $1,200 in club dues, $5,530 in matching contributions by our company under our 401(k) Plan.

(6)	Includes $57,712 cash compensation paid in stock.

(7)	Represents $75,000 in severance, $9,000 in auto allowance, $40,137 in life insurance and disability premiums, $610 in club membership and $7,870 in matching contributions by our company under our 401(k) Plan.

(8)	Mr. Dent was not employed by the Company in 2014. Mr. Dent resigned from our Board of Directors effective February 1, 2015 to become the CFO of our Company. Mr. Dent resigned as our CFO effective August 14, 2015.

(9)	Represents temporary housing reimbursements made to Mr. Dent.

Employment Agreements

Dr. Mullan

We entered into an executive employment agreement with Dr. Mullan in December 2013, which expired on December 27, 2015. In 2015, the base salary of Dr. Mullan was $600,000 pursuant to this employment agreement. However, in view of the Company’s limited financial resources during the last fiscal quarter of 2014 and continuing to date, Dr. Mullan voluntarily agreed to defer the payment of his base salary until March 29, 2015. On February 20, 2015, our Board of Directors and Compensation Committee approved the payment of such deferred salary (net of taxes withheld and other legally required withholdings) in shares of Company common stock issued under the Company’s 2008 Incentive Award Plan based on the volume weighted average price of the Company’s shares as of the relevant payment date. Such shares were issued to Dr. Mullan on June 15, 2015. Dr. Mullan and our Compensation Committee have agreed to continue to abide by the expired agreement on a month by month basis in 2016 until a new agreement is executed.

Our Compensation Committee has determined that certain elements of Dr. Mullan’s employment agreement should be modified to take into account the significant changes that have occurred with respect to the Company since December 2013, as well as the Company’s limited capital resources. In anticipation of the potential modifications and in order to conserve cash resources, in addition to agreeing to temporarily defer his base salary and accept shares in lieu of deferred salary, Dr. Mullan agreed to defer the payment of any cash bonuses and performance-based stock awards (and the vesting of his performance-based option awards) to which he may be otherwise entitled under his employment agreement until such time as he and the Compensation Committee have completed discussions regarding the potential amendment or modification of his employment agreement. We anticipate executing a new employment agreement with Dr. Mullan in 2016.

The executive employment agreement with Dr. Mullan contains a severance provision that provide for continued payments of salary and benefits as described below:

Without Cause. Upon a termination without cause, Dr. Mullan shall be entitled to all salary, benefits, bonuses and other compensation that would be due to him had he served out the remainder of the term of his employment agreement. With respect to Dr. Mullan’s equity awards, such awards shall not vest and accelerate, but rather will continue to vest pursuant to the terms of his employment agreement..

Good Reason. Upon a termination for good reason, Dr. Mullan shall be entitled to the same benefits as described above related to a termination without cause.

Change of Control. Upon a termination following a change of control of the Company, Dr. Mullan shall be entitled to (i) a cash payment of $2.5 million, (ii) a payment related to any tax liability incurred by him under Section 280G of the Code, and (iii) all outstanding equity awards would become fully vested and accelerate. “Change in Control” means: (a) a change in ownership or control of the Company effected through a transaction or series of transactions whereby any person or persons acting in concert directly or indirectly acquires beneficial ownership of securities of the Company possessing more than fifty present (50%) of the total combined voting power of the Company’s securities outstanding immediately after such transaction, or (b) a sale or disposition, in one or a series of related transactions, of all or substantially all of the assets of the Company to any person or persons acting in concert.

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

The employment agreement with Dr. Mullan and our other executive officers each contain (or contained, as applicable) noncompetition covenants following the termination of employment as well as covenants relating to the treatment of confidential information disclosed to them during their employment with our Company. The noncompetition covenants prohibit these individuals from owning a company or accepting employment with an entity that competes in the same field as our Company or soliciting business of the same or similar type being carried on by our Company for a period of one year following termination of employment.

Outstanding Equity Awards as of December 31, 2015

The following table provides information regarding the stock options held by the Named Executives as of December 31, 2015. All time-based stock options were fully vested and exercisable as of December 31, 2015.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price ($)	Option Expiration Date
Christopher C Chapman	2,000		72.25	9/22/16
	2,000		25.25	9/22/17
	2,000		100.75	9/22/18
	2,000		24.50	9/22/19
	2,000		68.00	4/5/20
	2,000		57.50	9/22/20
	2,000		72.00	9/22/21
	2,000		75.50	4/5/22
	2,000		98.25	9/22/22
	2,000		47.50	9/22/23
	20,000		31.25	12/27/23

Michael J. Mullan	40,000	80,000	31.25	12/27/23
		120,000	29.00	1/2/14

Benjamin M. Dent	-	-	-	-

(1)	These stock options are subject to performance based vesting criteria as follows: (a) 40,000 shares will vest on the date of the Company’s first Investigational New Drug (IND) and/or Clinical Trial Application (CTA) filing occurring after December 27, 2013; (b) 40,000 shares will vest on the last day of first calendar quarter occurring after December 27, 2013 within which the Company’s cash receipts attributable to operations of the Company’s consumer products line of business exceeds expenses (without regard to overhead) attributable to such operation; (c) 40,000 shares will vest on the last day of the first calendar quarter occurring after December 27, 2013 within which earnings of the Company (without regard to interest, depreciation, amortization or taxes) is reported as positive; and (d) 80,000 shares will vest on the date of commencement of human clinical trials with respect to the Company’s first IND and/or CTA filing occurring after December 27, 2013. Notwithstanding the foregoing and as described above under “Employment Agreements, ” the Compensation Committee and Dr. Mullan has mutually agreed to defer any payment or vesting of the above stock awards and options until the Compensation Committee and Dr. Mullan complete their discussions with the Compensation Committee regarding potential changes to his employment agreement.

Board of Director Compensation

In compensating directors, our Company has sought to use a combination of payments for participation in director and committee meetings, initial anniversary stock option grants and periodic stock option grants. The combination of payments for meeting attendance and stock option grants is intended to motivate and align the interests of the directors with those of our Company. Also, we have sought to use the combination of payments to directors for attendance at meetings and stock option grants to attract directors who have particular skills and expertise that would complement our Company’s mission, particularly in the areas of finance, new product development, medical research, and other health-related areas.

Each of our Company’s independent directors, or the “Independent Directors,” is granted a stock option to purchase up to 2,000 shares of our common stock on the date such Independent Director is first elected to the Board of Directors, vesting in equal installments on each of the first two anniversaries of the date of grant. As an annual retainer, each Independent Director additionally receives a stock option to purchase up to 2,000 shares of our common stock granted on each anniversary of such Independent Director’s initial election to the Board of Directors, exercisable immediately. Each Independent Director also receives a payment of $4,500 for participation in each meeting of the Board of Directors and any committee meeting attended in person and $3,500 for participation in each meeting of the Board of Directors and any committee meeting attended telephonically, subject to a cap of $6,000 for multiple in-person or telephonic meetings on the same day. Additionally, the chairman of the Audit Committee is to receive a separate fee of $20,000 per year for services in that capacity, although the fee has been waived at times in the past, and the chairman of the Compensation Committee is to receive a separate fee of $15,000 per year for services in that capacity.

Directors who are employees of our Company receive compensation in their capacity as employees but do not receive any compensation for Board or committee meetings, nor do they receive the “options package” made available to individuals serving as Independent Directors.

The following table sets forth, for our Company’s 2015 Independent Directors, certain information regarding fees earned and equity awards granted during the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($) (1)	Option Grant Date Fair Value ($) (2)	Total ($)
Lee M. Canaan(3)	84,500	1,900	86,400
Benjamin M. Dent(3)	3,500	-	3,500
Edward J. McDonnell(3)	16,500	-	16,500
Sunitha Chundru Samuel(3)	52,000	2,800	54,800
Robert W. Scannell(3)	3,500	1,300	4,800
Scott P. Sensenbrenner (3)	69,500	1,000	70,500

(1)	This column represents the amount of compensation earned by each 2015 Independent Director during 2015 in the form of director fees.

(2)	Amounts represent the grant date fair value of the stock options. For the assumptions used in calculating the value of these awards, see Note 13 to our consolidated financial statements included in Item 15 of the Annual Report on Form 10-K for the year ended December 31, 2015.

(3)	Ms. Canaan and Mr. Sensenbrenner were elected to serve one year terms as director at our annual stockholder meeting held on April 10, 2015. Mr. Dent resigned from his Board positon effective February 1, 2015 to accept the CFO position with the Company. Mr. Dent resigned as the Company’s CFO effective August 14, 2015. Mr. McDonnell was elected to serve a one year term at our annual stockholder meeting held on November 21, 2014, and resigned from the Board April 2, 2015, and his stock options, which had not yet vested, were terminated on that date. Ms. Sunitha Chudru Samuel was elected to the Board of Directors on April 20, 2015. Mr. Robert W. Scannell was elected to the Board of Directors on November 17, 2015.

The following represents the number of options granted to each Independent Director in 2015 and the total number of options held by each such Independent Director as of December 31, 2015.

Name	Options Granted 2015	2015 Vested Options	Option Exercise Price ($)	Option Expiration Date	Total Options Outstanding as of December 31, 2015
Lee M. Canaan(1)	2,000	3,000	1.18	8/1/25	4,000
Edward J. McDonnell(1)	-	-	-	-	-
Sunitha Chundru Samuel(1)	2,000	-	3.00	04/20/25	2,000
Scott P. Sensenbrenner(1)	2,000	3,000	0.72	12/27/25	6,000
Robert W. Scannell(1)	2,000	-	0.91	11/17/25	2,000

(1)	Ms. Canaan and Mr. McDonnell were initially elected to the Board on August 1, 2014 and November 21, 2014, respectfully. Ms. Samuel was elected to the board on April 20, 2015. Initial stock options awarded to directors vest over a two year period, therefore, 1,000 vested on their anniversary dates in 2015. Mr. McDonnell resigned prior to his anniversary date; accordingly, no options vested and all were forfeited. As of December 31, 2015, none of the options issued to Dr. Samuel vested. The shares vesting in 2015 for Mr. Sensenbrenner include 50% of the shares from his initial grant on December 27, 2013 and his anniversary grant of 2,000 shares in 2015.

As of April 22, 2016, we are in arrears in paying board fees in the amount of $262,475 for Committee Chair stipends and meetings held since December 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 22, 2016, certain information with respect to the beneficial ownership of our Company’s common stock by each beneficial owner of more than 5% of our Company’s common stock, each director, each current named executive officer, and all directors and executive officers of our Company as a group. As of April 22, 2016, there were 14,944,051 shares of our Company’s common stock outstanding.

Name	Shares Beneficially Owned (1)	Percentage Owned (2)
Named Executive Officers
Michael J. Mullan(3)	74,376	*
Christopher C. Chapman(4)	71,711	*
Benjamin M. Dent	-	-
Directors Who Are Not Named Executive Officers
Lee M. Canaan(5)	3,000	*
Sunitha Chundru Samuel(6)	6,500
Robert W. Scannell(7)	1,297,891	8.3%
Scott P. Sensenbrenner(8)	6,000	*
All Directors and Executive Officers as a Group (7 Persons)(9)	1,459,478	9.2%
Other Beneficial Owners of 5% or More of the Outstanding Common Stock of the Company
None

*	Denotes less than 1% beneficial ownership.

(1)	Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them. Unless otherwise noted, the address for each of the above stockholders is c/o Rock Creek Pharmaceuticals, Inc., 2040 Whitfield Ave., Suite 300, Sarasota, Florida 34243.

(2)	The “Percentage Owned” calculations are based on the outstanding shares of our common stock as of April 22, 2016.

(3)	Includes 40,000 shares that Dr. Mullan has the right to acquire upon exercise of stock options, on or before the 60th day following April 22, 2016.

(4)	Includes 40,000 shares that Dr.Chapman has the right to acquire upon exercise of stock options, on or before the 60th day following April 22, 2016.

(5)	Ms. Canaan was granted a stock option for 2,000 shares upon her appointment to our Board of Directors on August 1, 2014. Those option shares will vest in 1,000 share increments on August 1, 2015 and August 1, 2016. Ms. Canaan also received her Board of Directors anniversary grant of options to purchase 2,000 shares on August 1, 2015, which vested immediately. Includes 3,000 shares that Ms. Canaan has the right to acquire upon exercise of stock options, on or before the 60th day following April 22, 2016.

(6)	Dr. Samuel was granted a stock options for 2,000 shares upon her appointment to our Board of Directors on April 20, 2015. Those option shares will vest in 1,000 share increments on April 20, 2016 and April 20, 2017. Number of shares beneficially owned include the right to purchase 1,000 shares if vested options are exercised. Includes 5,500 shares of common stock and 1,000 shares that Dr. Samuel has the right to acquire upon the exercise of stock options, on or before the 60th day following April 22, 2016. Does not include Dr. Samuel’s Board of Director unvested portion of stock option grant of 1,000 shares, which vest April 20, 2017.

(7)	Mr. Scannell was granted a stock option for 2,000 shares upon his appointment to our Board of Directors on November 17, 2014. Those option shares will vest in 1,000 share increments on November 17, 2016 and November 17, 2017. Includes 593,629 shares of common stock and 704,262 shares exercisable on or before the 60th day following April 22, 2016 from warrants. Does not include Mr. Scannell’s Board of Director stock option grant of 2,000 shares, which vest in 1,000 share increments on November 27, 2016 and November 27, 2017.

(8)	Mr. Sensenbrenner was granted a stock option for 2,000 shares upon his election to our Board of Directors at our 2013 annual meeting of stockholders. Those option shares vested in 1,000 share increments on December 27, 2014 and December 27, 2015. He also received his Board of Directors anniversary grant of options to purchase 2,000 shares on December 27, 2014 and December 27, 2015 both of which vested immediately. Includes 6,000 shares that Mr. Sensenbrenner has the right to acquire upon exercise of stock options, on or before the 60th day following April 22, 2016.

(9)

Includes 9,000 shares of common stock that the directors and officers have the right to acquire upon the exercise of options, and 704,262 shares of common stock that the directors and officers have the right to acquire upon the exercise of warrants, on or before the 60th day following April 22, 2016.

Equity Compensation Plan Information

The following table provides certain information, as of December 31, 2015, with respect to our equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted- Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column a) (c)

Equity Compensation Plans Approved by Stockholders	850,600	$45.11	-

As of April 22, 2016, the Company had no available securities remaining under the plans as a result of option and share grants made under the plans after December 31, 2013 and as a result of an increase in the number of shares that are potentially issuable to our Company’s Chief Executive Officer under existing contingent performance-based grants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Related party license agreement

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

Roskamp Institute and related entities

The Roskamp Institute is a not-for-profit private medical research organization in Sarasota, Florida whose stated purpose is understanding causes of and finding cures for neuropsychiatric and neurodegenerative disorders and addictions. Dr. Mullan is a co-founder of the Roskamp Institute and formerly served as the Chief Executive Officer of the Roskamp Institute.

In addition, the Company entered into a Research and Royalty Agreement with an affiliate of the Roskamp Institute pursuant to which the Company pays royalties of 5% of Anatabloc® sales to this affiliate (such royalties being equal to $0.0 (zero) and $0.1 million in 2015, and 2014, respectively). During the same two year period, the Company has paid research-related fees of $0.8 million and $0.6 million to the Roskamp Institute and its wholly owned for-profit subsidiary, SRQ Bio, LLC.

The Company also entered into a lease agreement with the Roskamp Institute, effective March 1, 2014, pursuant to which the Roskamp Institute is leasing office space to the Company. This office space, which is now being used as the Company’s principal executive office, is located in Sarasota, Florida. Under the terms of the lease agreement, the Company is obligated to pay rent in the amount of $2,000 per month plus applicable sales tax to the Roskamp Institute. It also paid a $2,000 security deposit in connection with the lease agreement. The lease agreement has a 24 month term, after which the Company may elect to continue the lease for up to three additional 12 month periods. Effective as of April 1, 2014, the Company entered into an amendment to the lease agreement pursuant to which the Roskamp Institute is leasing it additional space (at the same location) at an additional cost of $250 per month. For the years ended December 31, 2015 and 2014 respectively, Rock Creek has paid $27 thousand and $30 thousand in rent to the Roskamp Institute pursuant to the lease agreement, as amended, and $0 (zero) and $42 thousand for administrative services.

In 2014, the Company entered into a Master Services Agreement and a Royalty Agreement with the Roskamp Institute and SRQ Bio LLC, pursuant to which the Company engaged their research services on various projects, under terms and conditions as described in Task Orders (as defined in the Agreements). These projects relate to the Company’s ongoing drug development programs and the Developed Products or Services (as defined in the Agreements), arising from these projects, if successfully commercialized, may require Royalty payments from us of 5% of any proceeds received by us. To date no royalty payments have been paid or are payable under these current projects.

As of December 31, 2015 and December 31, 2014, the Company owed Roskamp and its affiliates $0.6 million and $0.1 million, respectively.

Director Independence

The standards relied upon by our Board of Directors in affirmatively determining whether a director is “independent” in compliance with the rules of The Nasdaq Capital Market are the standards set forth in the Nasdaq Marketplace Rules and the applicable listing requirements thereof. In addition, no director will qualify as independent unless our Board of Directors affirmatively determines that the director has no relationship that may interfere with the director’s exercise of independent judgment.

Our Board, in applying the above-referenced standards, affirmatively determined that the following current members of our Board are independent: Lee M. Canaan, Scott P. Sensenbrenner, Sunitha Chundru Samuel, and Robert W. Scannell. It was further determined that Dr. Michael J. Mullan and Dr. Christopher Chapman (until his resignation from the Company and his Board positon effective June 30, 2015) were not independent by virtue of their positions as executive officers of our Company.

In addition, Messrs. Dent and McDonnell, who resigned from our Board of Directors on February 1, 2015 and April 2, 2015, respectively, were considered to be independent during their time on the Board.

As part of the Board of Director’s process in making independence determinations, each director that has been determined to be independent has provided responses to questionnaires confirming that (i) all of the above-cited objective criteria for independence are satisfied and (ii) he or she has no other relationship that could interfere with his or her ability to exercise independent judgment.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the following audit services, provided by Cherry Bekaert LLP in 2014 and 2015. Consistent with the Audit Committee’s responsibility for engaging our company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year.

The following table sets forth the aggregate audit fees and tax fees and expenses billed to us by Cherry Bekaert for the fiscal years ended December 31, 2014 and December 31, 2015:

	2014		2015
Audit Fees	$175,000		$259,500
Tax Fees	133,000	(1)	34,000	(1)
Total	$308,000		$293,500

(1)	Fees for preparation of local, state and federal tax returns.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report.

1. Consolidated Financial Statements

Our financial statement (and related notes) were contained in the Original 10-K Filing. Please refer to the Original Filing.

(b)	Exhibits.

An index to exhibits has been filed as part of this Report beginning on page 16 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCK CREEK PHARMACEUTICALS, INC.

By:	/s/ Michael J. Mullan

Chief Executive Officer

Date: April 29, 2016

INDEX TO EXHIBITS

Item	Description

2.1	Asset Purchase Agreement between Star Scientific, Inc., a Delaware corporation and Eyetech, LLC, a Minnesota limited liability company, by Robert J. Fitzsimmons, an individual residing in St. Paul, Minnesota, dated December 30, 1998 (1)

3.1	Tenth Amended and Restated Certificate of Incorporation, as amended (28)

3.2	Certificate of Amendment to the Tenth Amended and Restated Certificate of Incorporation, as amended (29)

3.3	By-Laws of Rock Creek Pharmaceuticals, Inc. effective as of June 4, 2014 (24)

4.1	Specimen Common Stock Certificate (24)

4.2	Form of Promissory Note to be issued to John Joseph McKeon in connection with advances made under the Loan Agreement, dated March 12, 2014, between Star Scientific, Inc. and John Joseph McKeon (21)

4.3	Common Stock Purchase Warrant issued by Star Scientific, Inc. to John Joseph McKeon, dated March 12, 2014 (21)

4.4	Form of Common Stock Purchase Warrant, dated March 12, 2014, issued by Star Scientific, Inc. to investors under Securities Purchase and Registration Rights Agreements dated March 12, 2014 (21)

4.5	Form of Common Stock Purchase Warrant, dated January 28, 2015, issued by Rock Creek Pharmaceuticals, Inc. to Investors under the Securities Purchase and Registration Rights Agreement dated January 28, 2015 (25)

4.6	Form of Common Stock Purchase Warrant, dated June 16, 2015, issued by Rock Creek Pharmaceuticals, Inc. to Investors under the Securities Purchase Agreement dated June 16, 2015 (34)

4.7	Form of Senior Secured Convertible Note issued by Rock Creek Pharmaceuticals, Inc. to the Investors under the Securities Purchase Agreement dated October 14, 2015 (35)

4.8	Form of Common Stock Purchase Warrant to be issued to Maxim Partners LLC under the Securities Purchase Agreement dated October 14, 2015 (35)

10.1	License Agreement between Star Tobacco and Pharmaceuticals, Inc., as Licensee and Regent Court Technologies, Jonnie R. Williams, and Francis E. O’Donnell, Jr., M.D., as Licensor, dated January 5, 1998 (3)

10.2	Amendment No. 1 to License Agreement between Regent Court Technologies, Jonnie R. Williams, Francis E. O’Donnell, Jr., M.D. and Star Tobacco and Pharmaceuticals, Inc., dated August 3, 1998 (4)

10.3	1998 Stock Option Plan, as amended (5)

10.4	2000 Equity Incentive Plan, as amended (6)

10.5	Third Amended and Restated 2008 Incentive Award Plan of the Company, as amended (28)

10.6	Lease and Purchase Option Contract between Star Scientific, Inc. and the Industrial Development Authority of the Town of Chase City, Virginia, dated March 10, 2000 (5)

10.7	Form of Director Indemnification Agreement (5)

10.8	Form of Officer Indemnification Agreement (5)

10.9	Restated Loan Agreement between Star Scientific, Inc., Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000 (7)

10.10	Restated Security Agreement between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000 (7)

10.11	Security Agreement between Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000 (7)

10.12	Guaranty Agreement between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000 (7)

10.13	Guarantee Agreement between Star Tobacco and Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation, dated August 21, 2000 (7)

10.14	Restated Master Agreement, dated April 25, 2001, by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (8)

10.15	First Amendment to Restated Loan Agreement dated April 25, 2001, among Star Scientific, Inc., Star Tobacco & Pharmaceuticals, Inc. and Brown & Williamson Tobacco Corporation (8)

10.16	Trademark License and Royalty Agreement, dated April 25, 2001, between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (8)

10.17	Other Low TSNA Tobacco Royalty Agreement, dated April 25, 2001 by and between Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (8)

10.18	First Amendment to Regent/B&W License Agreement, dated April 25, 2001, by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (8)

10.19	Exclusive License Agreement dated as of March 16, 2001 by and among Regent Court Technologies and Star Scientific, Inc. (9)

10.20	Consent to Assignment dated March 16, 2001 by and among Regent Court Technologies, Jonnie R. Williams, Francis O’Donnell, Jr., M.D., Star Tobacco & Pharmaceuticals, Inc., Star Scientific, Inc. and Brown & Williamson Tobacco Corporation (9)

10.21	Amendment No. 1 dated April 5, 2001 to Exclusive License Agreement by and among Regent Court Technologies and Star Scientific, Inc. (9)

10.22	Contract with Lease and Option to Purchase by and among The Industrial Development Authority of Mecklenburg County, Virginia, The Industrial Development Authority of the Town of Chase City, Virginia, and Star Scientific, Inc., dated April 10, 2002 (10)

10.23	Common Stock Purchase Warrant, dated as of March 25, 2004, issued by Star Scientific, Inc. to Reedland Capital Partners, an Institutional Division of Financial West Group (11)

10.24	Securities Purchase and Registration Rights Agreement, dated as of March 3, 2006, between Star Scientific, Inc. and Joseph L. Schwarz (12)

10.25	Common Stock Purchase Warrant, dated as of March 3, 2006, issued by Star Scientific, Inc. to Joseph L. Schwarz (12)

10.26	Securities Purchase and Registration Rights Agreement, dated July 14, 2006, by and between Star Scientific, Inc. and Iroquois Capital (13)

10.27	Common Stock Purchase Warrant, dated July 14, 2006, issued by Star Scientific, Inc. to Iroquois Capital (13)

10.28	Securities Purchase and Registration Rights Agreement, dated July 14, 2006, by and between Star Scientific, Inc. and Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz, IRA (13)

10.29	Common Stock Purchase Warrant, dated July 14, 2006, issued by Star Scientific, Inc. to Delaware Charter Guarantee and Trust Company, FBO Joseph L. Schwarz IRA (13)

10.30	Escrow Releases Purchase Agreement dated March 14, 2007 by and among QVT Associates LP, Whitebox Hedged High Yield Partners, LP, Star Scientific, Inc. and Star Tobacco, Inc. (14)

10.31	License Agreement, dated May 10, 2007 between Star Tobacco, Inc., Star Scientific, Inc. and Tantus Tobacco, LLC (15)

10.32	Securities Purchase and Registration Rights Agreement, dated June 29, 2007, by and between Star Scientific, Inc. and Joseph L. Schwarz (16)

10.33	Common Stock Purchase Warrant dated June 29, 2007, issued by Star Scientific, Inc. to Pershing LLC, FBO Joseph L. Schwarz Roth IRA (16)

10.34	Common Stock Purchase Warrant dated June 29, 2007 issued by Star Scientific, Inc. to Joseph L. Schwarz (16)

10.35	Securities Purchase and Registration Rights Agreement, dated June 29, 2007 by and between Star Scientific, Inc. and Joseph Rice (16)

10.36	Common Stock Purchase Warrant dated June 29, 2007 issued by Star Scientific, Inc. to Joseph Rice (16)

10.37	Amended Warrant, dated March 5, 2010, by and between Star Scientific, Inc. and Iroquois Capital, LP. (17)

10.38	Securities Purchase and Registration Rights Agreement, dated March 9, 2010, by and between Star Scientific, Inc. and the several Investors party thereto. (18)

10.39	Amended Warrant No. 1, dated March 9, 2010, by and between Star Scientific, Inc. and Tradewinds Master Fund (BVI), Ltd. (18)

10.40	Amended Warrant No. 2, dated March 9, 2010, by and between Star Scientific, Inc. and Tradewinds Master Fund (BVI), Ltd. (18)

10.41	Amended Warrant No. 1, dated March 9, 2010, by and between Star Scientific, Inc. and Feehan Partners, L.P. (18)

10.42	Amended Warrant No. 2, dated March 9, 2010, by and between Star Scientific, Inc. and Feehan Partners, L.P. (18)

10.43	Amended Warrant No. 1, dated March 9, 2010, by and between Star Scientific, Inc. and PV Partners, L.P. (18)

10.44	Amended Warrant No. 2, dated March 9, 2010, by and between Star Scientific, Inc. and PV Partners, L.P. (18)

10.45	Securities Purchase and Registration Rights Agreement, dated December 22, 2011, by and between Star Scientific, Inc. and the Investor party thereto, including the form of Warrant attached as Exhibit A thereon. (19)

10.46	Securities Purchase and Registration Rights Agreement, dated February 28, 2012, by and between Star Scientific, Inc. and the Investor party thereto, including the form of Warrant attached as Exhibit A thereon. (20)

10.47*	Executive Employment Agreement, dated December 27, 2013, between Star Scientific, Inc. and Michael J. Mullan (26)

10.48*	Executive Employment Agreement, dated December 27, 2013, between Star Scientific, Inc. and Christopher C. Chapman (26)

10.49*	Form of Agreement for Extension of Stock Options for Directors on Board as of December 26, 2013 (26)

10.50	Loan Agreement, dated March 12, 2014, between Star Scientific, Inc. and John Joseph McKeon. (21)

10.51	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Iroquois Master Fund Ltd (21)

10.52	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and American Capital Management, LLC (21)

10.53	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Bradley R. Kroenig on behalf of Bradley R. Kroenig Revocable Trust (21)

10.54	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Rachel J. Williams (21)

10.55	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Caroline C. Williams (21)

10.56	Securities Purchase and Registration Rights Agreement, dated March 12, 2014, between Star Scientific, Inc. and Joseph L. Schwarz on behalf of Pershing LLC Custodian FBO Joseph L. Schwarz, Roth IRA (22)

10.57*	Separation and Consulting Agreement, dated May 19, 2014, between Star Scientific, Inc. and Paul L. Perito (23)

10.58	Lease Agreement dated March 1, 2014 between The Roskamp Institute Inc. and Star Scientific, Inc. now known as Rock Creek Pharmaceuticals, Inc. (27)

10.59	Form of Securities Purchase and Registration Right agreement dated August 8, 2014 between Rock Creek Pharmaceuticals, Inc. and the Investor Party thereto (27)

10.60	Amendment No. 1 to Loan Agreement dated August 8, 2014 between John Joseph McKeon and Rock Creek Pharmaceuticals, Inc. (f/k/a Star Scientific, Inc.) (27)

10.61	Loan Agreement dated August 8, 2014 between Feehan Partners, LP and Rock Creek Pharmaceuticals, Inc. (27)

10.62	Securities Purchase and Registration Rights Agreement, dated January 28, 2015, among Rock Creek Pharmaceuticals, Inc. and the Investors listed on Schedule I attached thereto (25)

10.63	Amendment to Third Amended and Restated 2008 Incentive Award Plan of the Company, as amended (30)

10.64	Securities Purchase Agreement, dated May 8, 2015, between Rock Creek Pharmaceuticals, Inc. and Feehan Partners, LP (31)

10.65	Memorandum of Understanding Regarding Settlement dated May 20, 2015 by and among Rock Creek Pharmaceuticals, Inc., Jonnie Williams, McGuireWoods LLP, and Steptoe and Johnson LLP (32)

10.66*	Separation Agreement and General Release dated June 9, 2015 between Rock Creek Pharmaceuticals, Inc. and Christopher C. Chapman, M.D. (33)

10.67	Securities Purchase Agreement, dated June 16, 2015, between Rock Creek Pharmaceuticals, Inc. and certain investors (34)

10.68	Securities Purchase Agreement, dated October 14, 2015, by and among Rock Creek Pharmaceuticals, Inc. and the investors listed on the Schedule of Buyers attached thereto (35)

10.69	Registration Rights Agreement, dated October 14, 2015, by and among Rock Creek Pharmaceuticals, Inc. and the buyers listed on the signature page thereto (35)

10.70	Amendment Agreement, dated February 4, 2016, by and among Rock Creek Pharmaceuticals, Inc. and the buyers listed on the signature page thereto with respect to the Securities Purchase and Registration Rights Agreements dated October 14, 2015 (36)

14.1	Corporate Code of Business Conduct and Corporate Ethics, dated March 2004 (11)

21.1	Subsidiaries of the Company (37)

23.1	Consent of Cherry Bekaert LLP (37)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (37)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (37)

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (37)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (37)

(1)	Incorporated by reference to Current Report on Form 8-K filed on March 3, 1999
(3)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998
(4)	Incorporated by reference to Current Report on Form 8-K filed on September 14, 1998
(5)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1999
(6)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000
(7)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
(8)	Incorporated by reference to Current Report on Form 8-K filed on May 17, 2001
(9)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(10)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(11)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003
(12)	Incorporated by reference to Current Report on Form 8-K filed on March 7, 2006
(13)	Incorporated by reference to Current Report on Form 8-K filed on July 18, 2006
(14)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006
(15)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007
(16)	Incorporated by reference to Current Report on Form 8-K filed on July 6, 2007
(17)	Incorporated by reference to Current Report on Form 8-K filed on March 5, 2010
(18)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2009
(19)	Incorporated by reference to Current Report on Form 8-K filed on December 28, 2011
(20)	Incorporated by reference to Current Report on Form 10-Q for the quarter ending March 31, 2012
(21)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2014
(22)	Incorporated by reference to Current Report on Form 8-K filed on May 2, 2014
(23)	Incorporated by reference to Current Report on Form 8-K filed on May 23, 2014
(24)	Incorporated by reference to Current Report on Form 8-K filed on June 4, 2014
(25)	Incorporated by reference to Current Report on Form 8-K filed on January 30, 2015
(26)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2013
(27)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
(28)	Incorporated by reference to Form S-8 (File No. 333-200966) filed on December 15, 2014
(29)	Incorporated by reference to Current Report on Form 8-K filed on April 13, 2015
(30)	Incorporate by reference to Registration Statement on Form S-8 (File No. 333-204065) filed on May 11, 2015
(31)	Incorporated by reference to Quarterly Report on Form 10-Q filed on May 12, 2015
(32)	Incorporated by reference to Current Report on Form 8-K, filed on May 27, 2015
(33)	Incorporated by reference to Current Report on Form 8-K filed on June 10, 2015
(34)	Incorporated by reference to Current Report on Form 8-K filed on June 17, 2015
(35)	Incorporated by reference to Current Report on Form 8-K filed on October 15, 2015
(36)	Incorporated by reference to Current Report on Form 8-K filed on February 4, 2016
(37)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2015 filed March 22, 2016

*	Indicates management contract or compensatory plan

