Form 10-Q
period 2016-03-31
ROCK CREEK PHARMACEUTICALS, INC.
filed 2016-05-16
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 9, 2016, 24,220,400 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, the effect of any competitive products, our ability to license and protect our intellectual property, our ability to raise additional future capital that is necessary to maintain our business and continue our development activities, changes in government policy and/or regulation, potential litigation by or against us, any governmental review of our products or practices, the risks and uncertainties related to the corporate transition matters (including our significant shift to focus on drug development) and related items discussed herein. Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 22, 2016.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2015 in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$552	$493
Prepaid expenses and other current assets	549	485
Current assets of discontinued operations	3	3
Insurance proceeds receivable	-	62
Total current assets	1,104	1,043

Property and equipment, net	159	170
Intangible assets, net of accumulated amortization	52	55
MSA escrow funds	482	482
Restricted cash	12,157	17,295
Discontinued operations assets	24	24
Total assets	$13,978	$19,069

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, trade	$5,624	$5,475
Accrued expenses	3,377	3,885
Current portion of long term debt	12,350	12,350
Due to stockholders	50	50
Current liabilities of discontinued operations	433	433
Total current liabilities	21,834	22,193
Long-term debt, net of debt issuance costs	4,170	7,522
Total liabilities	26,004	29,715
Commitments and contingencies	-	-
Stockholders' deficit
Common stock (A)	2	1
Preferred stock (B)	-	-
Additional paid-in-capital	300,601	299,290
Accumulated deficit	(312,629)	(309,937)
Total stockholders' deficit	(12,026)	(10,646)
Total liabilities and stockholders' deficit	$13,978	$19,069

(A)	$0.0001 par value per share, 314,800,000 shares authorized; 15,024,017 and 11,566,941 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.

(B)	Class A, convertible. $0.01 par value. 100,000 shares authorized, no shares outstanding. Series B, convertible. $0.01 par value, 15,000 shares authorized, no shares issued or outstanding.

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except per share and per share data)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Operating expenses:
General and administrative	$1,228	$3,346
Research and development	133	473
Total operating expenses	1,361	3,819
Operating loss from continuing operations	(1,361)	(3,819)
Other income (expense)
Interest expense	(1,341)	-
Other income (expense)	11	3,522
Total other income (expense), net	(1,330)	3,522
Net loss from continuing operations	(2,691)	(297)
Loss on discontinued operations	(1)	(41)
Net loss	$(2,692)	$(338)

Loss per common share
Basic and diluted
Continuing operations	$(0.22)	$(0.04)
Discontinued operations	-	(0.01)
Net loss per common share - basic and diluted	$(0.22)	$(0.04)

Weighted average shares outstanding
Basic and diluted	11,986,846	7,932,019

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

($ and share data in thousands )

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2015	11,567	$1	$299,290	$(309,937)	$(10,646)

Stock-based compensation	-	-	33	-	33
Stock options and warrant exercise	20	-	11	-	11
Sale of common stock	1,429	-	500	-	500
Conversion of principal and interest of long term debt	2,008	1	767	-	768
Net loss	-	-	-	(2,692)	(2,692)

Balances, March 31, 2016	15,024	$2	$300,601	$(312,629)	$(12,026)

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(2,692)	$(338)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	14	29
Amortization of deferred financing costs	142	-
Stock-based compensation expense	33	659
Stock issued for interest	364	-
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(2)	3,151
Accounts payable and current liabilities	(359)	(5,183)

Net cash flows from operating activities	(2,500)	(1,682)

Investing activities:
Purchases of property and equipment	-	(8)
Net cash flows from investing activities	-	(8)

Financing activities:
Proceeds from long-term debt	5,138	-
Repayment of long-term debt	(3,000)	-
Debt issuance costs	(90)	-
Proceeds from exercise of warrants	11	503
Proceeds from sale of stock	500	879
Net cash flows from financing activities	2,559	1,382

Cash increase (decrease) from continuing operations	59	(308)

Cash flows from discontinued operations:
Net cash flows from operating activities	-	4
Net cash flows from by investing activities	-	-
Net cash flows from financing activities	-	-
Net cash flows from discontinued operations	-	4

Increase (decrease) in cash and cash equivalents	59	(304)

Cash and cash equivalents, beginning of period	493	395
Cash and cash equivalents, end of period	$552	$91

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,139	$11

Supplemental schedule of non-cash activities:

During the three months ended March 31, 2016, certain principal amounts were settled in stock	$403	$-

During the three months ended March 31, 2015, certain warrants were repriced in a private placement transaction, resulting in a deemed dividend	$-	$106

During the three months ended March 31, 2015, the agreed upon settlement for the Securities Class Action lawsuits were funded directly to an escrow account by insurers	$-	$5,900

During the three months ended March 31, 2015, the obligation for the Securities Class Action lawsuits was funded directly to an escrow account by insurers	$-	$(5,900)

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of our financial statements requires us to make estimates and assumptions that affect, among other areas, the reported amounts of assets, long-lived assets, impairment of long-lived assets, and accrued liabilities. These estimates and assumptions also impact expenses and the disclosures in our condensed consolidated financial statements and the accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation due to the adoption of ASU 2015-03. The effect of these reclassifications on our previously reported condensed consolidated financial statements was not material.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2015, and 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission, or SEC, on March 22, 2016 (the “Annual Report”).

Adopted Accounting Pronouncements

In March 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest” (“ASU 2015-03”), which provides guidance on the presentation of debt issuance costs. To simplify the presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt, consistent with the manner in which debt discounts or premiums are presented. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for Rock Creek was the first quarter of 2016. Accordingly we have included $426 and $478 of debt issuance costs as a direct deduction from the carrying amount of the related debt on our Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01).ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. ASU 2015-01 was issued as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). We adopted this standard in the first quarter of 2016. The initial application of the standard did not have a material impact on our financial position, results of operations or disclosures.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that may have an impact on the Company’s accounting and reporting.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606). Identifying Performance Obligations and Licensing. ASU 2016-10 does not change the core principal of ASU 2014-09, ASU 2015-14 (Topic 606), but clarifies the following two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. Early adoption is not permitted. We are required to adopt this standard in the first quarter of 2017. The initial application of the standard is not expected to significantly impact the Company.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 was issued as part of the FASB simplification initiative. The area for simplification involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. For public reporting entities, the amendments are effective for annual periods beginning after December 15, 2016 and for interim periods within those annual periods. Early adoption is permitted for any entity during an interim or annual period. The initial application of the standard is not expected to significantly impact our Company.

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

2. Liquidity and Management’s Plans:

Liquidity

The Company has been operating at a loss for several years. Prior to September 2014, it marketed and sold an anatabine-based dietary supplement under the name Anatabloc®, together with other anatabine-based products, but the Company discontinued the marketing and sale of such products in August 2014 and has narrowed its focus to become a pharmaceutical development company dedicated to the discovery, development and commercialization of therapies for chronic inflammatory disease and neurologic disorders, with an initial emphasis on developing anatabine-based compounds as potential drug candidates. The Company’s future prospects will depend on its ability to successfully pursue this strategy of pharmaceutical development, manage overall operating expenses, and obtain additional capital necessary to support its operations. The Company has historically obtained the capital necessary for its operations through private placements, sales through an At Market Issuance Sales Agreement (“Sales Agreement”), a registered direct offering, and a private placement of $20.0 million in principal amount of Senior Secured Convertible Notes (the “Notes”).

Pursuant to an amendment on February 4, 2016 of the Senior Secured Convertible Notes, the Company’s obligation to maintain a cash reserve with regards to the Notes will be further reduced, and corresponding amounts held in the Control Accounts transferred to its unrestricted bank accounts, subject to satisfaction or waiver of certain Equity Conditions (as defined in the Notes), as follows: $1.0 million on each of April 16, 2016 and the 11th trading day of each calendar month thereafter. These Equity Conditions (as defined in the Notes), include, without limitation, the existence of an effective registration statement covering the resale of the shares issued in payment (or, in the alternative, the eligibility of the shares issuable pursuant to the Notes for sale without restriction under Rule 144 and without the need for registration), and a certain minimum trading volume and trading price in the stock to be issued. The Company filed its registration on February 4, 2016 which was declared effective with the SEC on February 11, 2016. On February 8 and April 26, 2016, the lenders transferred $1,000,000 and $750,000, respectively, to the Company’s unrestricted bank account. The Company is currently not in compliance with its Equity Conditions and it is negotiating with the Holders of the Notes to address whether the Notes will be amended or the Equity Conditions waived to permit payment in shares and additional disbursements of proceeds.

On March 30, 2016, the Company entered into a private placement with six accredited investors, pursuant to which the Company sold and issued a total of 1,428,570 shares of the Company’s common stock at a purchase price of $0.35 per share, and issued seven (7) year warrants to purchase up to a total of 2,857,140 shares of common stock at an exercise price of $1.12 per share, Rock Creek raised an aggregate of $500,000 in the private placement.

As of March 31, 2016, the Company is in arrears in paying $312,500 to a former employee. This amount is included in the Company’s Condensed Consolidated Balance Sheets in accrued liabilities, as of March 31, 2016 and December 31, 2015, respectively.

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

Management’s Plans:

The Company’s research and development efforts in 2015 focused almost exclusively on the development of anatabine citrate and related compounds as drug candidates and it will maintain this focus in 2016. In particular, the Company expects its efforts will primarily focus on conducting clinical trials related to the various phases (Phase I, Phase II, and Phase III) of the drug development process. Rock Creek will continue to leverage the underlying science and clinical data accumulated by it in relation to its dietary supplement products and many preclinical studies to advance its drug development program.

On October 15, 2015, Rock Creek announced the completion of the three-part Phase I trial, which it had noted earlier in the year had been approved by the United Kingdom’s Medicines Healthcare Products Regulatory Agency. The trial was comprised of a three part study to determine the pharmacokinetic (“PK”) profiles of selected modified release formulation prototypes and to evaluate safety and tolerability in healthy subjects..

In part one of the Phase I trial, subjects took six different oral formulations/doses of the Company’s experimental medication while safety and tolerability were assessed. The formulations differed in dose and time release profile, which produced a range of PK outcomes. All formulations were generally well tolerated with no serious adverse events or safety issues leading to study withdrawal. Part two of the trial examined the effects of food on PK profiles produced by single oral doses of the medication. There were no safety concerns with these “food effect” studies and the medication was again well tolerated. Part three of the Phase I trial was a randomized, double blind-placebo controlled study design consisting of seven days of oral dosing of the study medication (or placebo) which demonstrated that the Company’s compound was safe and well tolerated.

All active treatment parts of the Phase I trial were conducted with the healthy volunteers as inpatients in a clinical trial unit. Although the Company expects to have a final analysis at a later time, the conclusions from the clinical research organization conducting the studies were that there were no clinically significant changes in any safety assessments including clinical lab tests, vital signs and electrocardiograms (“ECGs”) in any of the parts of the Phase I trial.

Even though the Phase I trial was designed primarily for the assessment of safety, tolerability and PK, the PD report also covered data generated from the newly developed PD assay, as applied to two dosing regiments in Rock Creek’s Phase I trial. The PD assay examined the effect of the drug on inflammatory responses induced in blood samples taken from human volunteers. The blood samples were taken prior to ingestion of the drug and then taken at various times after ingestion. The blood samples were then stimulated with a bacterial inflammatory molecule called lipopolysaccharide (LPS) and two markers of inflammation were examined. These two inflammation markers are the transcription factors STAT 3 and NF-kB, which are widely known as key molecular drivers of inflammation, and are responsible for the production of a variety of inflammatory molecules such as TNF alpha, interleukin-1, interleukin-6 and COX-2, as examples.

In this study, it was observed that STAT 3 activity was shown to be significantly reduced in blood samples taken after drug administration compared to blood samples taken before drug administration, when activated STAT 3 values were appropriately normalized by the amount of a reference protein (GAPDH) that is unaffected by LPS stimulation in the blood samples.

Although observations for NF-kB activity were generally less consistent than the STAT 3 results, one of the oral dosing regimens within the study also showed NF-kB reduction, when data was normalized via this newly developed PD assay. This was attributed to the novel PD assay not being optimized for NF-kB, and that in future studies, the incubation period for the NF-kB samples should be changed to account for this finding. Analysis of the remaining regimens is ongoing.

Through previous and ongoing studies, the Company continues to identify human diseases most responsive to the pharmacologic and biologic properties of its compounds. Importantly, the scientific literature underlines the potential drug-like properties of anatabine-based drugs including, for instance, binding to known pharmacologically relevant receptors and exhibiting biological effects relevant to disease states in preclinical models. Further, there are existing anecdotal reports and clinical studies that suggest that anatabine-based compounds have the potential to be drug candidates. The Company believes that a critical aspect of its strategy is that the preclinical animal and anecdotal human data suggest anatabine-based compounds have the potential to impact a number of inflammatory disorders in addition to being able to modulate certain brain receptors. Modulation of brain receptors is potentially important, for instance, in mitigating nicotine addiction.

Part of the Company’s drug development strategy is to leverage the previous and ongoing research and development efforts of the Company, much of which had been undertaken in conjunction with the Roskamp Institute. In particular, in his prior position as Chief Executive Officer of the Roskamp Institute, Dr. Mullan has been intimately involved with the research being conducted with respect to anatabine over the last four years. This research shows that, in a number of preclinical cell based and animal models, anatabine inhibits the activation of Nuclear Factor Kappa B (NF-kB), a critical regulatory protein complex responsible for the generation of inflammatory molecules in a wide range of inflammatory conditions. As a result, in these preclinical models of inflammatory conditions, in the presence of anatabine, there is reduced activation of inflammatory cells, reduced release of inflammatory molecules and reduced tissue damage. Research conducted by the Roskamp Institute also demonstrates that anatabine is well tolerated in anti-inflammatory doses in animal models.

3. Insurance Proceeds Receivable:

At December 31, 2015, insurance proceeds receivable consisted of $62,000 due from an insurance claim arising from the Company’s stock delisting from the NASDAQ Capital Markets exchange.

The receivable was paid by the insurer in January, 2016.

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

Assets and liabilities of discontinued dietary supplement operations consisted of the following as of:

$ thousands	March 31, 2016	December 31, 2015
	(Unaudited)
Assets:
Prepaid expenses	$3	$3
Machinery and equipment	24	24
Total assets	$27	$27

Liabilities:
Accounts payable	$346	$326
Accrued expenses	87	107
Total current liabilities	$433	$433

Results of discontinued operations were a loss of $1 thousand and $41 thousand for the three months ended March 31, 2016 and 2015, respectively. The losses are primarily related to insurance and disposal costs.

5. Accrued Expenses:

Accrued expenses consisted of the follow as of:

$ thousands	March 31, 2016	December 31, 2015
	(Unaudited)
Accrued Expenses:
Accrued restructuring charges	$439	$479
Accrued payroll and related expenses	2,589	2,559
Accrued legal expenses	175	340
Accrued expenses	174	507
Total accrued expenses	$3,377	$3,885

6. Restructure Charge:

As disclosed in the historical consolidated financial statements of the Company for the years ended December 31, 2015 and 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission, or “SEC,” on March 22, 2016 (the “Annual Report”), the Company has focused the business on pharmaceutical drug development. As part of the refocused business transformation, the Company consolidated its offices in Sarasota, Florida, exited the dietary supplement and cosmetic business and terminated a number of personnel. The Company entered into severance agreements with the former employees and accrued the costs of the executed severance agreements. All costs related to the closure of the Gloucester, Massachusetts, Washington, D.C., and Glen Allen, Virginia offices have also been accrued.

The Company incurred no restructuring charges for the three months ended March 31, 2016 or March 31, 2015.

For the three months ended March 31, 2016, the Company paid $40 thousand related to restructuring costs previously accrued, which was primarily related to involuntary termination costs. For the same period in 2015, the Company paid $206 thousand, of which $185 thousand was related to involuntary termination costs and $21 thousand was related to the closing of the office in Glen Allen, Virginia.

As of March 31, 2016, the Company was in arrears in severance payments to one former employee in the amount of $312,500.

7. Stockholders’ Equity:

Stock Option Plans

The Company has adopted different option plans over the years, including a 1998 Stock Option Plan, a 2000 Equity Incentive Plan, a 2008 Incentive Award Plan and on March 30, 2016 the Company adopted the 2016 Omnibus Incentive Plan (collectively, the “Plans”). An aggregate of six million (6,000,000) shares of the Company’s common stock have been reserved for issuance under the 2016 Plan, all of which may be issued upon the exercise of incentive stock options. The 2016 Omnibus Incentive Plan has not yet been funded with stock or been approved by the shareholders.

The Plans provide for the award of options to purchase common stock, restricted shares of common stock and certain other equity and equity-based awards to directors, officers, employees and consultants or advisors of the Company and certain affiliated entities. In the aggregate, as of March 31, 2016 the Plans provide for grants of both qualified and non-qualified stock options, as well as other equity-based awards, with respect to up to 6,808,000 shares in the aggregate. Of these shares, 6,000,000 related to the 2016 Omnibus Incentive Plan have not yet been funded.

As of March 31, 2016, there were 840,600 options issued and outstanding with a weighted average exercise price of $55.30 per share.

A summary of the status of the Company’s unvested stock options at March 31, 2016, and changes during the three months then ended, is presented below.

Non-Vested Stock Options (unaudited)	Shares	Weighted Average Grant-Date Fair Value
Non-Vested at December 31, 2015	205,000	$22.12
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-Vested at March 31, 2016	205,000	$22.12

As of March 31, 2016, there was $596 thousand of unrecognized compensation cost related to unvested share-based compensation arrangements under the Plans. The compensation cost will be recognized over the next 33 months.

Pursuant to the Plan, on March 30, 2016, the Board of the Company awarded to each non-employee director of the Company an option to purchase 48,000 shares of Company common stock at an exercise price of $1.12 per share. Such options will expire 10 years from the date of grant unless they terminate earlier upon a termination of service. The options granted to Lee Canaan and Scott Sensenbrenner are immediately vested, and the options granted to Sunitha Chundru Samuel and Robert Scannell will vest 50% on the first anniversary of their appointments to the Board and 50% on the second anniversary of their appointments to the Board. Ms. Chundru’s appointment to the Board was on April 20, 2015, and Mr. Scannell’s appointment to the Board was on November 17, 2015. As of the date of this filing, no options have been issued from the 2016 Omnibus Incentive Plan as the plan has not yet been funded with shares.

No stock options were issued or exercised during the three months ended March 31, 2016.

The outstanding stock options as of March 31, 2016 had no intrinsic value.

Warrant activity

During the three months ended March 31, 2016, 20,000 warrants were exercised resulting in gross proceeds to the Company of $11,120.

Stock activity

On March 30, 2016, the Company entered into a private placement with six accredited investors, pursuant to which the Company sold and issued a total of 1,428,570 shares of the Company’s common stock at a purchase price of $0.35 per share, issued seven (7) year warrants to purchase up to a total of 2,857,140 shares of common stock at an exercise price of $1.12 per share, the Company raised an aggregate of $500,000 in the private placement.

During the three months ended March 31, 2016, the company issued 2,008,506 shares of common stock to satisfy approximately $768,000 of principal and interest payments under the Senior Secured Convertible Notes.

8. Commitments, Contingencies and Other Matters:

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

On or around January 27, 2015, the parties to the derivative actions concluded a stipulation of settlement and the plaintiffs filed a motion of approval of the settlement. The proposed settlement provided for the Company’s implementation of certain corporate governance reforms and contemplated payment by the Company of certain attorney’s fees to plaintiffs’ counsel.

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

Consumer Class Action

On January 27, 2014, Howard T. Baldwin filed a purported class action naming the Company, RCP Development (its subsidiary), and GNC Holding, Inc. (“GNC”) as defendants. The case was filed in the United States District Court for the Northern District of Illinois. Generally, the complaint alleged that claims made for the Company’s Anatabloc ® product have not been proven and that individuals purchased the product based on alleged misstatements regarding characteristics, uses, benefits, quality and intended purposes of the product. The complaint purported to allege claims for violation of state consumer protection laws, breach of express and implied warranties and unjust enrichment. The Company agreed to indemnify and defend GNC pursuant to the terms of the purchasing agreement between RCP Development and GNC. Consistent with that commitment, the Company agreed to assume the defense of this matter on its behalf as well as on behalf of GNC. The defendants filed a motion to dismiss the complaint on March 24, 2014. On January 13, 2015, the Court entered an order dismissing the complaint in its entirety without prejudice.

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

Like the original complaint, the Amended Complaint alleges that Defendants manufactured, marketed and/or sold Anatabloc® , a dietary supplement purportedly derived from an anatabine alkaloid, and promoted Anatabloc® as a “wonder drug” with a number of medical benefits and uses, from treating excessive inflammation (associated with arthritis) to Alzheimer’s disease, traumatic brain injury (or concussions), diabetes and multiple sclerosis. Plaintiffs allege that Defendants have never proven any of these claims in clinical trials or received FDA approval for Anatabloc® , and that Anatabloc® “was never the ‘wonder drug’ it claimed to be.” Plaintiffs allege that they purchased Anatabloc® based upon claims that it provides “anti-inflammatory support.” Mr. Baldwin alleges that he purchased Anatabloc® to “reduce inflammation and pain in his joints,” and Mr. Van Norman alleges that he “suffers back and knee problems, as well as arthritis, and expected Anatabloc® to be effective in treating these symptoms and purchased Anatabloc® to help alleviate his symptoms.” Both plaintiffs alleged that Anatabloc® did not provide the relief promised by the Defendants.

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

The Defendants timely moved to dismiss the Amended Complaint on March 10, 2015. Plaintiffs filed a memorandum in response to the motion to dismiss on April 9, 2015, and Defendants filed their reply memorandum on April 22, 2015.  On April 28, 2015, the Court entered an order lifting the stay of discovery that had been in place in the case. The Plaintiffs served discovery requests on May 18, 2015, to which the Defendants responded on June 17, 2015. The Company continued to produce responsive documents to the Plaintiffs on a rolling basis. On February 2, 2016, the Court entered a Memorandum Opinion and Order granting the motion to dismiss the Amended Complaint and dismissing all claims alleged in the Amended Complaint. The Plaintiffs’ claims under Illinois and Missouri law for breach of express and implied warranty were dismissed with prejudice. The remaining claims were dismissed without prejudice. The Court allowed Plaintiffs 28 days to file a Second Amended Complaint and upon motion granted additional time to respond. The next status hearing before the Court was scheduled for March 22, 2016 but was postponed and a new status hearing was not set.

In April 2016, the parties executed a Confidential Settlement and Release for an amount not deemed material to the overall financial statements. Plaintiffs filed with the Court an Amended Joint Stipulation of Voluntary Dismissal of the lawsuit with prejudice which was entered by the Court and effective April 22, 2016. See Note 9, Subsequent events for additional details on the Confidential Settlement and Release.

Action by Iroquois Master Fund, Ltd. and American Capital Management, LLC

On February 19, 2015, the Company became aware of a complaint filed on February 18, 2015, in New York Supreme Court for New York County in which the Company and its Chief Executive Officer, Dr. Michael J. Mullan, are named as a defendants. The complaint was filed by Iroquois Master Fund, Ltd. and American Capital Management, LLC, who were investors in a private placement of the Company’s securities completed in March 2014 (the “Private Placement Transaction”). The complaint also names as a defendant John J. McKeon, a shareholder of the Company. Iroquois and American Capital are seeking $4.2 million, in the aggregate, in damages or, alternatively, rescission of the Private Placement Transaction, premised on allegations that the Company entered into a “sham” loan agreement with Mr. McKeon to provide the Company with a $5.8 million line of credit in order to fraudulently induce Iroquois and American Capital to acquire the Company’s securities. On April 29, 2015, the Company filed a motion to dismiss the complaint because (i) plaintiffs did not register to do business with the New York Secretary of State, and thus lack the capacity to sue in New York, and (ii) the court lacks personal jurisdiction over the company and Dr. Mullan because the defendants were not present in New York in connection with the Private Placement Transaction, and the critical events relating to it did not take place in New York. Plaintiff served its papers in opposition to that motion on June 5, 2015 and the Company served its reply papers on July 1, 2015. Oral argument on the motion was held September 8, 2015. On May 13, 2016, the Court issued a decision, please see Note 9, “Subsequent Events” for additional details.

Although the Company believes that plaintiffs’ material allegations are without merit and intends to vigorously defend itself and Dr. Mullan against such allegations, no assurances can be given with respect to the outcome of the motion to dismiss or more generally to the litigation.

The Company has been notified by its insurance carrier that the carrier’s position is that legal costs incurred on behalf of the Company for the Iroquois Master Fund, Ltd. and American Capital Management, LLC action are not covered under the Company’s policy, although any legal costs incurred on behalf of the Company’s Chief Executive Officer, Dr. Michael J. Mullan, would be covered, subject to the policy retention. All legal costs incurred to date for this action through March 31, 2016 have been recorded in the accompanying financial statements accordingly.

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

Commitments

The Company had research and development and other contracted commitments totaling $0.6 million as of March 31, 2016.

9. Subsequent Events:

In the matter where Howard T. Baldwin filed a putative claim against the Company, as discussed above, the parties in April 2016, executed a Confidential Settlement and Release for an amount not deemed material to the overall financial statements. Plaintiffs filed with the Court an Amended Joint Stipulation of Voluntary Dismissal of the lawsuit with prejudice which was entered by the Court and effective April 22, 2016.

As of the date of this filing, the Company is in arrears in severance payments to one former employee in the amount of $312,500.

From April 1, 2016 to May 9, 2016, the Company issued 7,188,377 shares of common stock to satisfy $1,629,433 of principal and interest payments under the Senior Secured Convertible Notes.

In the matter of Iroquois Master Fund, Ltd. and American Capital Management, LLC, on May 13, 2016 the Court issued a decision which dismissed the action against Dr. Mullan, the Company’s Chief Executive Officer for lack of personal jurisdiction, and therefore he is no longer a party to the action.  The decision further directed that plaintiff Iroquois Master Fund, Ltd. register to do business in the State of New York within 30 days or its claims will be dismissed.  During the aforesaid 30 day period, all action is stayed. The Court also held that it has jurisdiction over the Company.  Finally, the claims of plaintiff American Capital Management, LLC can proceed against the Company when the 30 day stay is lifted.  Similarly, the claims of plaintiff Iroquois Master Fund, Ltd. can proceed against the Company if it registers to do business in New York.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (or “SEC”) on March 22, 2016. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Overview

We are a pharmaceutical development company focused on the discovery, development, and commercialization of therapies for chronic inflammatory disease and neurologic disorders utilizing our proprietary compounds. Our development activities are currently focused on our lead compound, anatabine citrate, which we believe, based on our accumulated data, demonstrates anti-inflammatory properties. Prior to September 2014, we marketed and sold an anatabine-based dietary supplement under the name Anatabloc®, together with other anatabine-based products, but we discontinued the marketing and sale of such products in August 2014 and have narrowed the focus of our company to pharmaceutical development activities centered primarily on anatabine citrate as a lead drug candidate. Our strategy is to leverage the underlying science and clinical data accumulated by us (partly from our prior anatabine-based products) to advance our pharmaceutical development program.

Our objective is to develop, obtain approval for, and commercialize pharmaceutical products utilizing our anatabine-based and related compounds. Now that our Phase I safety studies have been completed in Europe, we intend to pursue phase 1B/IIA studies most probably either in Europe or in other tightly regulated drug development environments. Given the unmet clinical needs of mild-to-moderate psoriasis sufferers and the many advantages from a drug development perspective of studies in skin disorders, we intend to target such disorders, particularly psoriasis in our phase 1B/IIA studies. In the longer term, we intend to file an Investigational New Drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”). Ultimately, we seek approval to sell the drug in one or more formulations in the U.S., Europe, and elsewhere in the world. In connection with this strategy, we intend to leverage our substantial accumulated data from our prior business of developing, marketing, and selling anatabine-based dietary supplements, cosmetics, and tobacco craving reduction products.

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

With the completion of the Phase I oral dosing trial, we are now poised to conduct a proof-of-concept clinical trial to investigate the safety and efficacy of topical formulations of our lead compound in patients suffering from mild-to-moderate psoriasis. Psoriasis is characterized by an increase in activity of the intracellular transcription factors NF-kB and STAT3, which are responsible for driving the inflammation associated with this disease. Much preclinical data suggest that our lead compound can attenuate the activity of these two transcription factors thus producing anti-inflammatory effects. We currently anticipate that a safety and efficacy clinical trial for mild-to-moderate psoriasis will commence in the second half of 2016.

Restructuring

In 2014, we were successful in consolidating our offices from three locations to one location in Sarasota, Florida. We also decreased the number of full time dedicated employees from twenty-five to six. The results of our operations reflect these significant cost reductions.

Prospects for Our Operations

The recurring losses generated by our business continue to impose significant demands on our liquidity. Our future prospects will be highly dependent on our ability to successfully implement our current pharmaceutical development strategy and raise the capital necessary to fund that strategy.  Our ability to continue to manage overall operating expenses, as well as raise additional capital necessary to support our operations, will be the key to future operations and financial condition (particularly given the capital intensive nature of drug development).  We have and will continue to seek to generate revenues through royalties from the patented tobacco curing process to which we are the exclusive licensee and for our related tobacco products (operations discontinued in December 2012). Royalty revenues have been insignificant to date.

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

The Private Placement resulted in gross proceeds of $20.0 million before placement agent fees and other expenses associated with the transaction. Upon the closing of the sale of the Notes, we received cash proceeds of $20 million, of which we deposited $1.0 million in an unrestricted bank account in our name and $19.0 million, in the aggregate, (representing the cash reserve we agreed to maintain pursuant to the terms of the Notes) into various restricted bank accounts in our name that were opened at Hancock Bank (collectively, the “Control Accounts”). The Control Accounts are subject to control agreements in favor of the investors that secure our outstanding obligations under the Notes and limit our ability to access the monies in the Control Accounts. As of the date hereof, approximately $11.4 million remains in the Control Accounts (approximately $3.3 million was transferred to the our unrestricted bank accounts upon the satisfaction of certain milestones, as defined, and approximately $4.3 million of the restricted cash was used to pay interest through March 2016 and principal due under the notes for the months January 2016 through March, 2016. We paid our principal and interest payment on January 26, 2016, whereas covenants required payment to be made by January 21, 2016. We received a waiver of the covenant from the holders of the Notes on February 4, 2016, which was included in an amendment of the Senior Secured Convertible Notes. In addition, our cash balance dropped below the required financial covenant of $500,000 on December 31, 2015. The Senior Secured Convertible Note was amended in February 2016 to require a minimum cash balance of $500,000 to beginning on the first day after the first $1,000,000 monthly release is made. The holders permanently waived any breach by the Company that occurred prior to the note amendment.

Pursuant to the amendment on February 4, 2016 of the Senior Secured Convertible Notes, our obligation to maintain a cash reserve with regards to the Notes will be further reduced, and corresponding amounts held in the Control Accounts transferred to our unrestricted bank accounts, subject to satisfaction or waiver of certain Equity Conditions (as defined in the Notes), as follows: $1.0 million on each of April 16, 2016 and the 11th trading day of each calendar month thereafter. These Equity Conditions (as defined in the Notes), include, without limitation, the existence of an effective registration statement covering the resale of the shares issued in payment (or, in the alternative, the eligibility of the shares issuable pursuant to the Notes for sale without restriction under Rule 144 and without the need for registration), and a certain minimum trading volume and trading price in the stock to be issued. We filed our registration on February 4, 2016 which was declared effective with the SEC on February 11, 2016. On February 8 and April 26, 2016, the Holders transferred $1,000,000 and $750,000 to our unrestricted bank account. We are currently not in compliance with our Equity Conditions and we are negotiating with the Holders of the Notes to address whether the Notes will be amended or the Equity Conditions waived to permit payment in shares and additional disbursements of proceeds.

Private Placement

On March 30, 2016, we entered into a private placement with six accredited investors, pursuant to which the Company sold and issued a total of 1,428,570 shares of the Company’s common stock at a purchase price of $0.35 per share, and issued seven (7) year warrants to purchase up to a total of 2,857,140 shares of common stock at an exercise price of $1.12 per share. We raised an aggregate of $500,000 in the private placement.

Off-Balance Sheet Arrangements

None.

Results of Operations

Our company’s unaudited condensed consolidated results for the three month periods ended March 31, 2016 and 2015 are summarized in the following table:

	Three Months Ended March 31,
$ thousands (unaudited)	2016	2015
Total operating expenses	$1,361	$3,819
Operating loss from continuing operations	(1,361)	(3,819)

Total other income (expense)	(1,330)	3,522
Net loss from continuing operations	(2,691)	(297)
Loss on discontinued operations	(1)	(41)
Net loss	$(2,692)	$(338)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Total Operating Expenses. Total operating expenses (comprised of general and administrative and research and development expenses) were approximately $1.4 million for the three months ended March 31, 2016, compared to approximately $3.8 million from the same period in 2015, a decrease of approximately $2.4 million, or 63.2%. General and administrative expenses decreased by approximately $2.1 million, and research and development costs decreased by approximately $0.3 million.

General and Administrative Expenses. General and administrative expenses were approximately $1.2 million for the three months ended March 31, 2016, a decrease of approximately $2.1 million, or 63.6%, from approximately $3.3 million for the same period in 2015. For the three months ended March 31, 2016, we had decreased legal expenses of $0.8 million due to the completion of outstanding lawsuits from prior years, reduced stock compensation expense of $0.6 million due to the reduction in executive personnel and no new performance based grants, additional restructuring savings amounting to $0.2 million, lower D&O insurance costs of $0.2, lower shareholder expenses of $0.2 million due to the timing of the annual general meeting and lower fees and expenses related to audit and consulting work of $0.1 million.

Research and Development Expenses. We expended approximately $133,000 on research and development in the three months ended March 31, 2016, compared to approximately $473,000 in the comparable period in 2015. The research and development costs in the three months March 31, 2016 were directed principally toward the preparation and preclinical testing of anatabine citrate in preparation for advancing the next phase in our regulatory review and approvals. Our research and development costs for the three months ended March 31, 2015 were primarily in support of preparing for clinical trials which were approved in early 2015.

Total Other Income and Expense. For the three months ended March 31, 2016, we had net other expense of $1.3 million primarily related interest expense on the Convertible Senior Secured Notes, compared to income of $3.5 million, primarily related to insurance proceeds from the completion of ongoing litigation.

Discontinued Operations, net. Loss on discontinued operations was approximately $1,000 for the three months ended March 31, 2016, compared to $41,000 for the same period in 2015 which was primarily related to insurance and disposal costs.

Net Loss. We had a net loss of approximately $2.7 million for the three months ended March 31, 2016, compared to a net loss of approximately $338 thousand for the same period in 2015. The increase in the net loss was due primarily to the receipt of approximately $3.5 million in insurance proceeds in 2015, which did not recur in 2016, and higher interest costs in 2016 of $1.3 million.

Liquidity and Capital Resources

We have been operating at a loss for several years. Prior to September 2014, we marketed and sold an anatabine-based dietary supplement under the name Anatabloc®, together with other anatabine-based products, but we discontinued the marketing and sale of such products in August 2014 and have narrowed our focus to become a pharmaceutical development company dedicated to the discovery, development and commercialization of therapies for chronic inflammatory disease and neurologic disorders, with an initial emphasis on developing anatabine-based compounds as potential drug candidates. Our future prospects will depend on our ability to successfully pursue this strategy of pharmaceutical development, manage overall operating expenses, and obtain additional capital necessary to support our operations. Throughout our restructuring, we have obtained the capital necessary for our operations through private placements, sales through an At Market Issuance Sales Agreement (“Sales Agreement”) ,a registered direct offering, and a private placement of $20.0 million in principal amount of Senior Secure Convertible Notes (the ”Notes’) as described in further detail below.

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

The Private Placement resulted in gross proceeds of $20.0 million before placement agent fees and other expenses associated with the transaction. Upon the closing of the sale of the Notes, we received cash proceeds of $20 million, of which we deposited $1.0 million in an unrestricted bank account in our name and $19.0 million, in the aggregate, (representing the cash reserve we agreed to maintain pursuant to the terms of the Notes) into various restricted bank accounts in our name that were opened at Hancock Bank (collectively, the “Control Accounts”). The Control Accounts are subject to control agreements in favor of the investors that secure our outstanding obligations under the Notes and limit our ability to access the monies in the Control Accounts. As of the date hereof, approximately $11.4 million remains in the Control Accounts (approximately $3.3 million was transferred to the our unrestricted bank accounts upon the satisfaction of certain milestones, as defined, and approximately $4.3 million of the restricted cash was used to pay interest through March 2016 and principal due under the notes for the months January 2016 through March, 2016. We paid our principal and interest payment on January 26, 2016, whereas covenants required payment to be made by January 21, 2016. We received a waiver of the covenant from the holders of the Notes on February 4, 2016, which was included in an amendment of the Senior Secured Convertible Notes. In addition, our cash balance dropped below the required financial covenant of $500,000 on December 31, 2015. The Senior Secured Convertible Note was amended in February 2016 to require a minimum cash balance of $500,000 to beginning on the first day after the first $1,000,000 monthly release is made. The holders permanently waived any breach by the Company that occurred prior to the note amendment.

Pursuant to the amendment on February 4, 2016 of the Senior Secured Convertible Notes, our obligation to maintain a cash reserve with regards to the Notes will be further reduced, and corresponding amounts held in the Control Accounts transferred to our unrestricted bank accounts, subject to satisfaction or waiver of certain Equity Conditions (as defined in the Notes), as follows: $1.0 million on each of April 16, 2016 and the 11th trading day of each calendar month thereafter. These Equity Conditions (as defined in the Notes), include, without limitation, the existence of an effective registration statement covering the resale of the shares issued in payment (or, in the alternative, the eligibility of the shares issuable pursuant to the Notes for sale without restriction under Rule 144 and without the need for registration), and a certain minimum trading volume and trading price in the stock to be issued. We filed our registration on February 4, 2016 which was declared effective with the SEC on February 11, 2016. On February 8 and April 26, 2016, the Holders transferred $1,000,000 and $750,000 to our unrestricted bank account. We are currently not in compliance with our Equity Conditions and we are negotiating with the Holders of the Notes to address whether the Notes will be amended or the Equity Conditions waived to permit payment in shares and additional disbursements of proceeds.

On March 30, 2016, we entered into a private placement with six accredited investors, pursuant to which we sold and issued a total of 1,428,570 shares of our common stock at a purchase price of $0.35 per share, and issued seven (7) year warrants to purchase up to a total of 2,857,140 shares of common stock at an exercise price of $1.12 per share. We raised an aggregate of $500,000 in the private placement.

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

Summary of Balances and Recent Sources and Uses

As of March 31, 2016, we had negative working capital of approximately $20.7 million, which included cash of approximately $0.6 million in current assets. We had cash and cash equivalents of approximately $0.5 million at December 31, 2015.

Net Cash From Operating Activities. During the three months ended March 31, 2016, we had approximately $2.5 million of cash used in operating activities compared to approximately $1.7 million of cash used in operating activities during the same period in 2015, an increase of $0.8 million use of cash or 47.1%, due primarily to an increase in interest expense in 2016.

Net Cash From Investing Activities. During the three months ended March 31, 2016, we had no net cash from investing activities. During the same period last year, we used $8 thousand for investing activities for the purchase of fixed assets.

Net Cash From Financing Activities. During the three months ended March 31, 2016, we generated net cash from financing activities of $2.6 million primarily through the private placement sale of stock and proceeds from our Senior Secured Convertible Notes as compared to the same period in 2015 where we generated net cash from financing activities of $1.4 million, through the exercise of warrants for 0.5 million and the sale of common stock for gross proceeds of $0.9 million.

Cash Demands on Operations

During the three months ended March 31, 2016, we had losses from continuing operations that totaled $2.7 million. See “Overview” and “Results of Operations” above for a discussion of our decreased operating expenses and proceeds from the sale of our stock and from our Senior Secured Notes, which provided for a net increase in cash of $59 thousand.

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

PART II-OTHER INFORMATION

Item 1.   Legal Proceedings

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

The third derivative action, Harold Z. Levine v. Jonnie R. Williams, et. al., was filed on July 8, 2013, in the Circuit Court for the City of Richmond (the “Levine Action”), and the fourth case, Louis Lim v. Christopher C. Chapman, et. al., was filed in the Circuit Court for Henrico County on July 11, 2013 (the “Lim Action”). In general, the complaints collectively allege that our directors and officers breached their fiduciary duties by causing the Company to issue false and misleading statements regarding our past and future prospects and certain scientific data relating to our products, as well as engaging in certain unspecified private placements and related party transactions since 2006. On July 1, 2013 and August 1, 2013, stipulations were filed in each of the state court actions that stayed the period for defendants to respond to the complaints. These stipulations were later entered by the Courts. In May 2014, the parties to both state court derivative actions filed further stipulations subsequently endorsed by the Courts that provided for the transfer of the Lim Action to the Circuit Court for the City of Richmond, the consolidation of the Lim Action with the Levine Action, and a further stay of the deadline for a response to the complaint.

On or around January 27, 2015, the parties to the derivative actions concluded a stipulation of settlement and the plaintiffs filed a motion of approval of the settlement. The proposed settlement provided for our implementation of certain corporate governance reforms and contemplated payment by us of certain attorney’s fees to plaintiffs’ counsel.

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

Like the original complaint, the Amended Complaint alleges that Defendants manufactured, marketed and/or sold Anatabloc ® , a dietary supplement purportedly derived from an anatabine alkaloid, and promoted Anatabloc® as a “wonder drug” with a number of medical benefits and uses, from treating excessive inflammation (associated with arthritis) to Alzheimer’s disease, traumatic brain injury (or concussions), diabetes and multiple sclerosis. Plaintiffs allege that Defendants have never proven any of these claims in clinical trials or received FDA approval for Anatabloc®, and that Anatabloc® “was never the ‘wonder drug’ it claimed to be.” Plaintiffs allege that they purchased Anatabloc® based upon claims that it provides “anti-inflammatory support.” Mr. Baldwin alleges that he purchased Anatabloc® to “reduce inflammation and pain in his joints,” and Mr. Van Norman alleges that he “suffers back and knee problems, as well as arthritis, and expected Anatabloc® to be effective in treating these symptoms and purchased Anatabloc® to help alleviate his symptoms.” Both plaintiffs allege that Anatabloc® did not provide the relief promised by the Defendants.

Although the Amended Complaint does not include claims based on the consumer protection laws and breach of warranty laws of several additional states like the original complaint, on February 10, 2015, counsel for plaintiffs also served a “Notice pursuant to: Alabama Code § 8-19-10(e); Alaska Statutes §45.50.535; California Civil Code § 1782; Georgia Code § 10-1-399; Indiana Code § 24-5-0.5-5(a); Maine Revised Statutes, Title 5, § 50-634(g); Massachusetts General Laws Chapter 93A, § 9(3); Texas Business & Commercial Code § 17.505; West Virginia Code § 46A-6-106(b); and Wyoming Statutes § 40-12-109 as well as state warranty statutes,” which purports to give notice to Defendants on behalf of the named plaintiffs and a “class of similarly situated individuals” that Defendants have “violated state warranty statutes and engaged in consumer fraud and deceptive practices in connection with its sale of Anatabloc® ,” and demands that “Defendants correct or otherwise rectify the damage caused by such unfair trade practices and warranty breaches and return all monies paid by putative class members.”

The Defendants timely moved to dismiss the Amended Complaint on March 10, 2015. Plaintiffs filed a memorandum in response to the motion to dismiss on April 9, 2015, and Defendants filed their reply memorandum on April 22, 2015.  On April 28, 2015, the Court entered an order lifting the stay of discovery that had been in place in the case. The Plaintiffs served discovery requests on May 18, 2015, to which we responded on June 17, 2015. We are continuing to produce responsive documents to the Plaintiffs on a rolling basis. On February 2, 2016, the Court entered a Memorandum Opinion and Order granting the motion to dismiss the Amended Complaint and dismissing all claims alleged in the Amended Complaint. The Plaintiffs’ claims under Illinois and Missouri law for breach of express and implied warranty were dismissed with prejudice. The remaining claims were dismissed without prejudice. The Court has allowed Plaintiffs 28 days to file a Second Amended Complaint and upon motion granted additional time to respond. The next status hearing before the Court was scheduled for March 22, 2016 but was postponed and a new status hearing was not set.

In April 2016, the parties executed a Confidential Settlement and Release for an amount not deemed material to the overall financial statements. Plaintiffs filed with the Court an Amended Joint Stipulation of Voluntary Dismissal of the lawsuit with prejudice which was entered by the Court and effective April 22, 2016.

Action by Iroquois Master Fund, Ltd. and American Capital Management, LLC

On February 19, 2015, we became aware of a complaint filed on February 18, 2015, in New York Supreme Court for New York County in which the Company and its Chief Executive Officer, Dr. Michael J. Mullan, are named as a defendants. The complaint was filed by Iroquois Master Fund, Ltd. and American Capital Management, LLC, who were investors in a private placement of the Company’s securities completed in March 2014 (the “Private Placement Transaction”). The complaint also names as a defendant John J. McKeon, a shareholder of the Company. Iroquois and American Capital are seeking $4.2 million, in the aggregate, in damages or, alternatively, rescission of the Private Placement Transaction, premised on allegations that we entered into a “sham” loan agreement with Mr. McKeon to provide us with a $5.8 million line of credit in order to fraudulently induce Iroquois and American Capital to acquire the Company’s securities. On April 29, 2015, we filed a motion to dismiss the complaint because (i) plaintiffs did not register to do business with the New York Secretary of State, and thus lack the capacity to sue in New York, and (ii) the court lacks personal jurisdiction over the company and Dr. Mullan because the defendants were not present in New York in connection with the Private Placement Transaction, and the critical events relating to it did not take place in New York. Plaintiff served its papers in opposition to that motion on June 5, 2015 and we served our reply papers on July 1, 2015. Oral argument on the motion was held September 8, 2015.

On May 13, 2016, the Court issued a decision which dismissed the action against Dr. Mullan for lack of personal jurisdiction, and therefore he is no longer a party to the action.  The decision further directed that plaintiff Iroquois Master Fund, Ltd. register to do business in the State of New York within 30 days or its claims will be dismissed.  During the aforesaid 30 day period, the action is stayed. The Court also held that it has jurisdiction over us as a company.  Finally, the claims of plaintiff American Capital Management, LLC will proceed against us when the 30 day stay is lifted.  Similarly, the claims of plaintiff Iroquois Master Fund, Ltd. will proceed against us if it registers to do business in New York.

Although we believe that the plaintiffs’ material allegations are without merit and we intend to vigorously defend ourselves against such allegations, no assurances can be given with respect to the outcome of the motion to dismiss or more generally to the litigation.

We have been notified by our insurance carrier that the carrier’s position is that legal costs incurred on behalf of the Company for the Iroquois Master Fund, Ltd. and American Capital Management, LLC action are not covered under our policy, although any legal costs incurred on behalf of our Chief Executive Officer, Dr. Michael J. Mullan, would be covered, subject to the policy retention. All legal costs incurred to date for this action through March 31, 2016 have been recorded in the accompanying financial statements accordingly.

Asserted Claims by Jonnie R. Williams under Employment Agreement

We have previously disclosed that on March 25, 2015, we received an email from an attorney representing Jonnie R. Williams, a former director of the Company and our former Chief Executive Officer, stating that Mr. Williams is contractually entitled to severance compensation. At that time, we disclosed that we were not aware of the claimed legal or contractual basis for Mr. Williams’ severance claim.

On June 11, 2015, we were informed that Mr. Williams plans to file an arbitration action against us under his employment agreement to assert his alleged contractual severance entitlement. Mr. Williams alleges that the election of our Board of Directors at the Company’s December 2013 annual stockholder meeting triggered a provision of his employment agreement that provides for severance in the amount of $2.5 million. However, we disagree that such stockholder meeting triggered the severance entitlement and that Mr. Williams voluntarily resigned from his employment with the Company in August 2014 without any contractual right to severance compensation. No accrual has been made in the accompanying financial statements as we do not believe the claim has merit. As of the date of this filing, Mr. Williams has not filed an arbitration action against the Company.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Part I - Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 30, 2016, the Company entered into a private placement with six accredited investors, pursuant to which the Company sold and issued a total of 1,428,570 shares of the Company’s common stock at a purchase price of $0.35 per share, and issued seven (7) year warrants to purchase up to a total of 2,857,140 shares of common stock at an exercise price of $1.12 per share, Rock Creek raised an aggregate of $500,000 in the private placement.

The issuance and sale of the shares of Common Stock and the Warrants to the Investors under the Purchase Agreement are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). The Company made this determination based on the representations of each of the Investors that such Investor is an “accredited investor” within the meaning of Rule 501 of Regulation D and has access to information about the Company and its investment in the Company.

As previously described in a Form 8-K filed on October 14, 2015, the Company completed on October 14, 2015, a private placement with two institutional investors for $20 million in principal amount of Senior Secured Convertible Notes (the “Notes”).  The Notes are convertible into shares of the Company’s common stock upon the terms and conditions specified in the Notes.  During the three months ended March 31, 2016, the Company issued an aggregate of 2,008,506 shares of its common stock in partial conversions of the Notes.  From the first note conversion on February 12, 2016 through May 9, 2016, the Company issued an aggregate of 9,196,883 shares of its common stock in partial conversions of the Notes.  The issuance of shares of  common stock upon conversions of the Notes was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506 thereunder.  Such issuance was made solely to “accredited investors” under Rule 506 and was made without any form of general solicitation and with full access to any information requested by the holders of the Notes (in connection with the private placement in which the Notes were offered and sold) regarding our Company and the securities offered in the private placement.

Item 6.   Exhibits. The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description

10.1	Form of Amendment with each of the buyers of the Company’s Senior Secured Convertible Notes (1)

10.2	Securities Purchase Agreements dated March 30, 2016 among the Company and six accredited investors (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.(3)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Current Report on Form 8-K filed February 4, 2016

(2)	Incorporated by reference to Current Report on Form 8-K filed March 31, 2016

(3)	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. §1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK CREEK PHARMACEUTICALS, INC.

Date: May 16, 2016	/s/ William McMahon
William McMahon Authorized Signatory and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

