Form 10-Q
period 2016-06-30
ROCK CREEK PHARMACEUTICALS, INC.
filed 2016-08-10
CIK 776008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 3, 2016, 170,444,758 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Quarterly Report on Form 10-Q, or this Report, to “Rock Creek,” “Company,” “we,” “our,” “us,” “our company” and similar terms refer to Rock Creek Pharmaceuticals, Inc. and its wholly owned subsidiaries, RCP Development, Inc., a Delaware corporation, and Star Tobacco, Inc., a Virginia corporation.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, without limitation, the challenges inherent in new product development initiatives, and the clinical development and regulatory approval requirements of pharmaceutical products, our lack of capital resources, the effect of any competitive products, our ability to license and protect our intellectual property, our ability to raise additional future capital that is necessary to maintain our business and continue our development activities, changes in government policy and/or regulation, potential litigation by or against us, any governmental review of our products or practices, and related items discussed herein. Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 22, 2016.

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

PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$185	$493
Prepaid expenses and other current assets	9	485
Current assets of discontinued operations	-	3
Insurance proceeds receivable	-	62
Total current assets	194	1,043

Property and equipment, net	147	170
Intangible assets, net of accumulated amortization	50	55
MSA escrow funds	482	482
Restricted cash	10,881	17,295
Discontinued operations assets	24	24
Total assets	$11,778	$19,069

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, trade	$5,068	$5,475
Accrued expenses	4,190	3,885
Current portion of long term debt	12,350	12,350
Due to stockholders	50	50
Current liabilities of discontinued operations	365	433
Total current liabilities	22,023	22,193
Long-term debt, net of debt issuance costs	2,744	7,522
Total liabilities	24,767	29,715
Commitments and contingencies	-	-
Stockholders' deficit
Common stock (A)	15	1
Preferred stock (B)	-	-
Additional paid-in-capital	302,418	299,290
Accumulated deficit	(315,422)	(309,937)
Total stockholders' deficit	(12,989)	(10,646)
Total liabilities and stockholders' deficit	$11,778	$19,069

(A)	$0.0001 par value per share, 314,800,000 shares authorized; 153,614,758 and 11,566,941 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.

(B)	Class A, convertible. $0.01 par value. 100,000 shares authorized, no shares outstanding. Series B, convertible. $0.01 par value, 15,000 shares authorized, no shares issued or outstanding.

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except per share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
General and administrative	$1,910	$1,648	$3,139	$4,994
Research and development	113	376	245	850
Total operating expenses	2,023	2,024	3,384	5,844
Operating loss from continuing operations	(2,023)	(2,024)	(3,384)	(5,844)
Other income (expense)
Derivative gain	-	1,224	-	1,224
Interest expense	(793)	-	(2,133)	-
Other income (expense)	21	(13)	32	3,510
Total other income (expense)	(772)	1,211	(2,101)	4,734
Net loss from continuing operations	(2,795)	(813)	(5,485)	(1,110)
Gain (loss) on discontinued operations	1	(30)	-	(71)
Net loss	$(2,794)	$(843)	$(5,485)	$(1,181)

Loss per common share; basic and diluted

Continuing operations	$(0.04)	$(0.09)	$(0.15)	$(0.13)

Discontinued operations	-	-	-	(0.01)

Net loss per common share - basic and diluted	$(0.04)	$(0.09)	$(0.15)	$(0.14)

Weighted average shares outstanding; basic and dilued	62,000,018	8,623,432	37,009,231	8,279,635

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

($ and share data in thousands)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2015	11,567	$1	$299,290	$(309,937)	$(10,646)

Stock-based compensation	-	-	67	-	67
Stock options and warrant exercise	20	-	11	-	11
Sale of common stock	1,429	-	500	-	500
Conversion of principal and interest of long term debt	140,599	14	2,550	-	2,564
Net loss	-	-	-	(5,485)	(5,485)

Balances, June 30, 2016	153,615	$15	$302,418	$(315,422)	$(12,989)

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(5,485)	$(1,181)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	28	58
Amortization of debt issuance costs	246	-
Stock-based compensation expense	67	539
Stock issued for interest	721	-
Derivative (gain) loss	-	(1,224)
Increase (decrease) in cash resulting from changes in:
Current assets	537	623
Accounts payable and current liabilities	(96)	(1,127)

Net cash flows from operating activities	(3,982)	(2,312)

Investing activities:
Purchases of property and equipment	-	(8)
Net cash flows from investing activities	-	(8)

Financing activities:
Proceeds from note payable	6,414	-
Repayment of long-term debt	(3,000)	-
Debt issuance costs	(186)	-
Proceeds from stock option and warrant exercise	11	389
Proceeds from sale of stock	500	4,645
Net cash flows from financing activities	3,739	5,034

(Decrease) increase in cash from continuing operations	(243)	2,714

Cash flows from discontinued operations:
Net cash flows used in operating activities	(65)	(116)
Net cash flows provided by investing activities	-	-
Net cash flows from financing activities	-	-
Net cash flows from discontinued operations	(65)	(116)

(Decrease) increase in cash and cash equivalents	(308)	2,598

Cash and cash equivalents, beginning of year	493	395
Cash and cash equivalents, end of quarter	$185	$2,993

Supplemental disclosure of cash flow information
Cash paid during the quarter for:
Interest	$1,589	$17

Supplemental schedule of non-cash operating activities

During the six months ended June 30, 2016, certain principal amounts were settled in stock	$1,904	$-

During the six months ended June 30, 2015, certain warrants were repriced in a private placement transactions, resulting in deemed dividends	$-	$210

During the six months ended June 30, 2015, the agreed upon settlement for the Securities Class Action lawsuits were funded directly to an escrow account by insurers	$-	$5,900

During the six months ended June 30, 2015, the obligation for the Securities Class Action lawsuits was funded directly to an escrow account by insurers	$-	$(5,900)

Relative fair value of warrants issued in connection with stock sale accounted for as derivative liabilities	$-	$2,131

Compensation related liabilities settled by issuance of stock	$-	$1,876

See notes to condensed consolidated financial statements.

ROCK CREEK PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of our financial statements requires us to make estimates and assumptions that affect, among other areas, the reported amounts of assets, long-lived assets, impairment of long-lived assets, and accrued liabilities. These estimates and assumptions also impact expenses and the disclosures in our condensed consolidated financial statements and the accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the six months ended June 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation due to the adoption of ASU 2015-03. The effect of these reclassifications on our previously reported condensed consolidated financial statements was not material.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended December 31, 2015 and 2014, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission, or SEC, on March 22, 2016 (the “Annual Report”).

Adopted Accounting Pronouncements

In March 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest” (“ASU 2015-03”), which provides guidance on the presentation of debt issuance costs. To simplify the presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt, consistent with the manner in which debt discounts or premiums are presented. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for Rock Creek was the first quarter of 2016. Accordingly we have included $418 and $478 of debt issuance costs as a direct deduction from the carrying amount of the related debt on our Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that may have an impact on the Company’s accounting and reporting.

In June 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606)”, which provided narrow scope improvements and practical expedients affecting transactions included within the scope of Topic 606, but does not change the core principal nor the effective date.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 was issued as part of the FASB simplification initiative. The area for simplification involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. For public reporting entities, the amendments are effective for annual periods beginning after December 15, 2016 and for interim periods within those annual periods. Early adoption is permitted for any entity during an interim or annual period. The initial application of the standard is not expected to significantly impact our Company.

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

In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by one year. As a result, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. Early adoption is not permitted. We are required to adopt this standard in the first quarter of 2018. The initial application of the standard is not expected to significantly impact the Company.

The Company believes that all recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

2. Liquidity and Management’s Plans:

Liquidity

Since the Company’s transition to a pharmaceutical development company, all of the its resources have been dedicated to research and development, and together with the Company’s general and administrative expenses, are expected to result in continuing losses until the commercialization or the licensing of the Company’s products. The Company’s focus is being a pharmaceutical development company dedicated to the discovery, development and commercialization of therapies for chronic inflammatory diseases and neurologic disorders, with an initial emphasis on developing anatabine-based compounds and analogs of anatabine as potential drug product candidates. Its future prospects will depend on its ability to successfully pursue this strategy of pharmaceutical drug product development, manage overall operating expenses, and obtain additional capital necessary to support its operations. The primary source of the Company’s liquidity comes from an October 2015 private placement of $20 million in principal amount of Senior Secured Convertible Notes (the “Notes”).

As of the date of this filing, the aggregate remaining principal balance of the Notes was approximately $15.1 million, and the Company had cash in the amount of approximately $10.4 million in deposit control accounts securing obligations under the Notes.

The Notes, as amended on February 4, 2016, waived certain covenant failures and provided for releases to the Company’s unrestricted bank accounts from amounts held in the Control Accounts transferred to its unrestricted bank accounts, subject to satisfaction or waiver of certain Equity Conditions (as defined in the Notes). These Equity Conditions (as defined in the Notes), include, without limitation, the existence of an effective registration statement covering the resale of the shares issued in payment (or, in the alternative, the eligibility of the shares issuable pursuant to the Notes for sale without restriction under Rule 144 and without the need for registration), and a certain minimum trading volume and trading price in the stock to be issued. The Company filed its registration on February 4, 2016 which was declared effective with the SEC on February 11, 2016. On February 8 and April 26, 2016, the lenders transferred $1,000,000 and $750,000, respectively, to the Company’s unrestricted bank account. The Company received additional funding of $250,000 in May and $275,000 in June, but was not in compliance with its Equity Conditions and negotiated the interim agreement noted below.

Through the date of this filing, the Company had issued to the Holders an aggregate of 157,428,887 shares of common stock in conversion of the Notes, whether through conversions by the Holders or conversions by the Company to make installment payments under the Notes. The decline in the Company’s trading price since the issuance of the Notes has resulted in the issuance of substantially more shares than was anticipated, and if the Company’s trading price does not increase from the closing price on July 1, 2016 of $0.01 per share, at least 1,786,323,490 additional shares would be needed in order to complete the repayment of the Notes. In addition, the Company is required by the Notes to all times keep reserved at least 300% of the number of shares of common stock necessary to effect the conversion of the remaining balance of the Notes in full.

On July 7, 2016, the Company entered into an interim agreement with the Note holders under which the lenders agreed to refrain from selling shares of the Company’s common stock at a price less than $0.02 per share and when the aggregate composite daily dollar trading volume of the Common Stock on such Trading Day fails to be equal to or exceed $225,000, subject to certain conditions, and the Company agreed to seek approval for a reverse split at the annual stockholders meeting to be held on August 12, 2016. As part of the agreement, the Company issued 16,830,000 shares of its common stock to settle approximately $97 thousand of interest expense, and the lenders released $500,000 from the control account on July 25, 2016. Future funding from the Notes will be dependent upon the Company continuing to issue shares of its common stock.

As of June 30, 2016, approximately $1.1 million of principal payments due on the Notes through June 30, 2016 has been deferred until August, 2017 per agreement with the lenders.

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

As of June 30, 2016, the Company was in arrears in paying $312,500 to a former employee. This amount is included in the Company’s Condensed Consolidated Balance Sheets in accrued liabilities, as of June 30, 2016 and December 31, 2015, respectively.

If the Company continues to issues shares of its common stock in order to provide funding under the Notes, the stockholders may continue to see significant dilution in their investment.

As a result of the uncertainty of its funding options, there is substantial doubt about the Company’s ability to continue to be a going concern. The Company’s continuation as a going concern depends upon its ability to negotiate favorable payment terms on various obligations and obtain additional financing to provide cash to meet its obligations as may be required, and ultimately to attain profitable operations and positive cash flows. The Company has no commercial products on the market at this time.

As an alternate course to funding from the Notes, the management of the Company intends to attempt to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions. However, there can be no assurance that the Company will be able to obtain any required additional funding. If the Company unsuccessful in securing funding from any of these sources, it will likely have to continue to defer or delay research and development of the Company’s drug compound, reduce operating expenses and defer or delay payments to creditors. If the Company does not have sufficient funds to continue operations, it could be required to seek bankruptcy protection or other alternatives that could result in the its stockholders losing some or all of their investment in the Company.

Management’s Plans:

The Company’s research and development efforts in 2015 focused almost exclusively on the development of its lead compound, Anatabine Citrate, and related compounds as drug candidates and has carried this focus into 2016. Subject to obtaining the necessary capital, the Company expects its efforts will primarily focus on conducting clinical trials related to the various phases (Phase I, Phase II, and Phase III) of the drug development process. Rock Creek will continue to leverage the underlying science and data from numerous in vitro and in vivo preclinical studies and from clinical data generated from studies using the dietary supplement and cosmeceutical products, along with its Phase I clinical study using multiple immediate and modified release versions of oral anatabine citrate drug product to advance its drug development program.

As announced on October 15, 2015, the Company successfully completed its three- part Phase I trial. The study was designed to achieve several goals. An exploratory objective of the UK Phase I study was to evaluate pro-inflammatory mediators from stimulated peripheral blood mononuclear cells (PBMC). The pharmacodynamics (PD) report generated as a result of this exploratory objective highlighted that Anatabine Citrate produced significant reductions in a key marker of inflammation, STAT 3 (Signal Transducer and Activator of Transcription 3) in two of the dosing regimens in the Company's Phase I trial when activated STAT 3 values were appropriately normalized by the amount of a reference protein (GAPDH) that is unaffected by LPS stimulation in the blood samples. The PD assay examined the effect of the drug on inflammatory responses induced in PBMC samples taken from human volunteers. The PBMC samples were taken prior to ingestion of the drug and then taken at various times after ingestion. The PBMC samples were then stimulated with a bacterial inflammatory molecule called lipopolysaccharide (LPS) and two markers of inflammation were examined. These two inflammation markers are the transcription factors STAT 3 and NF-kB (Nuclear Factor Kapp B). One of the oral dosing regimens within the study also showed a reduction in NF-kB activity, when data was normalized via this newly developed PD assay, although observations for NF-kB activity were generally less consistent than the STAT 3 results. This was attributed to the novel PD assay not being optimized for NF-kB and that in future studies, the incubation period for the NF-kB samples should be changed to account for this finding. Analyses of the remaining regimens is ongoing.

With the successful completion of this Phase I oral dosing clinical study and additional preclinical studies in animal models of inflammatory skin diseases, the Company is now poised to conduct a Phase Ib proof-of-concept clinical trial to investigate the safety and efficacy of topical formulations of its lead compound in patients suffering from mild-to-moderate psoriasis.  The Company has been since the third quarter of 2015 developing and optimizing topical cream and ointment formulations with Anatabine Citrate specifically focused on optimizing delivery of the drug into skin of patients with inflammatory skin disorders. Psoriasis is characterized by an increase in activity of the intracellular transcription factors NF-kB and STAT3, which are responsible for driving the inflammation associated with this disease.  The Company’s preclinical and clinical data suggests that the Company's lead compound can attenuate the activity of these two transcription factors thus producing anti-inflammatory effects.

The Phase Ib psoriasis study is being designed to achieve several goals. The primary goal of this study will be to determine the safety and tolerability of the topical cream and/or ointment Anatabine Citrate formulations under the dosing regimens of the study. The secondary goal of the Phase Ib study is to determine if there is an efficacy signal from the treatment of psoriasis plaques with Anatabine Citrate topical drug products. The standard evaluation of efficacy is visual inspection and scoring of the psoriatic plaques by experts. These observations will be supplemented in our study with ultrasonography and histopathological evaluations of skin biopsies. These will allow assessment of the impact of our drug on the infiltrate thickness of the psoriatic lesions and the degree of infiltration of inflammatory cells, among other parameters. Finally, the Company will be collecting biomarker data from the skin biopsies. In particular, we will measure the activity of NF-kB and STAT3 which have been previously identified as critical regulators of inflammation in psoriasis. A great deal of scientific and clinical work performed by the Company and others suggests that the Company's drug will suppress inflammation by inhibiting the activation of these regulators of gene activity. Verification of the relationship between reduced activation of these transcription factors and reduced psoriatic pathology will be regarded as further evidence of anatabine’ s mechanism of action. Further, if the overall results are positive, this study will provide the proof of concept that the mechanism of action of our compound can potentially be therapeutic, not only in dermatological disorders, but in other inflammation driven human diseases as well.

To support its clinical plan, the Company has undertaken a dermal toxicity program, which will allow the safe dosing of psoriasis patients in the dermal clinical studies. By careful species selection, this dermal toxicity testing program will confirm the range of anatabine citrate concentrations for dosing in the Phase Ib study, but will also support multiple clinical study protocols for a follow on Phase IIa/II psoriasis trial in 2017.

In addition to its work in psoriasis, the Company has expanded its dermatological focus to determine whether anatabine has applicability in atopic dermatitis (AD) or "eczema". Recent forecasts suggests that this market, within a number of major countries, will grow to in excess of $5 billion by the early part of the next decade, growing at a compound annual growth rate of close to 4%.  Accordingly, the Company has been evaluating anatabine's attributes in a chronic mouse model of TMA-induced contact hypersensitivity, a pre-clinical model for AD, and known simply as the TMA model.  This well-studied model of chemical sensitization shows many of the features of AD, including swelling, inflammatory cell infiltration and inflammatory marker/cytokine increase.  Initial observations and early results show that swelling associated with AT in this model is decreased with treatment by both anatabine citrate cream and anatabine citrate ointment.  Importantly, the proliferation of the epidermal keratinocytes produced by TMA is also opposed by the anatabine derived topical therapeutics. Further detailed analyses are ongoing, however, pictorial representations of anatabine's effect through skin section epidermal staining, and graphical data measurements of reduced ear thickness in affected mice, are also included in the recent Investor Presentation. More detail on the Company's plans for atopic dermatitis will be conveyed later in the year.

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

4. Discontinued Operations:

In August 2014, the Company suspended all sales of its Anatabloc® products in response to correspondence received from the FDA pertaining to the Company’s filing on a New Dietary Ingredient Notification (NDIN) with respect to Anatabloc®. Upon further discussion and analysis, the Company decided to permanently exit the dietary supplement market for all Anatabloc® and CigRx® products. This included suspending manufacturing and sales of the line of Anatabloc cosmeceuticals – Anatabloc Rare Facial Crème and Anatabloc Facial Serum Information pertaining to components of discontinued operations included in these condensed consolidated financial statements is included below.

Assets and liabilities of discontinued dietary supplement operations consisted of the following as of:

$ thousands	June 30, 2016	December 31, 2015
	(Unaudited)
Assets:
Prepaid expenses	$-	$3
Machinery and equipment	24	24
Total assets	$24	$27

Liabilities:
Accounts payable	$324	$326
Accrued expenses	41	107
Total current liabilities	$365	$433

Results of discontinued operations were a loss of $0 (zero) and $71 thousand for the six months ended June 30, 2016 and 2015, respectively. The losses are primarily related to insurance and disposal costs.

5. Accrued Expenses:

Accrued expenses consisted of the follow as of:

$ thousands	June 30, 2016	December 31, 2015
	(Unaudited)
Accrued Expenses:
Accrued restructuring charges	$398	$479
Accrued payroll and related expenses	2,713	2,559
Accrued legal expenses	707	340
Accrued expenses	372	507
Total accrued expenses	$4,190	$3,885

6. Restructure Charge:

As previously discussed, the Company has focused the business on pharmaceutical drug development. As part of the refocused business transformation, the Company consolidated its offices in Sarasota, Florida, exited the dietary supplement and cosmetic business and terminated a number of personnel in 2014. The Company entered into severance agreements with the former employees and accrued the costs of the executed severance agreements. All costs related to the closure of the Gloucester, Massachusetts, Washington, D.C., and Glen Allen, Virginia offices have also been accrued.

The Company incurred no restructuring charges for the six months ended June 30, 2016 or June 30, 2015.

For the six months ended June 30, 2016 and 2015, the Company paid $45 thousand and $1.9 million, respectfully, for restructuring costs previously accrued. These costs were primarily related to involuntary termination costs. Approximately $1.7 million of involuntary termination costs settled for the six months ended June 30, 2015 were settled in stock.

As of June 30, 2016, the Company was in arrears in the final severance payment to one former officer in the amount of $312,500.

7. Stockholders’ Equity:

Stock Option Plans

The Company has adopted different option plans over the years, including a 1998 Stock Option Plan, a 2000 Equity Incentive Plan, a 2008 Incentive Award Plan and on March 30, 2016 the Company adopted the 2016 Omnibus Incentive Plan (collectively, the “Plans”). An aggregate of six million (6,000,000) shares of the Company’s common stock have been reserved for issuance under the 2016 Plan, all of which may be issued upon the exercise of incentive stock options. A request for shareholders to approve the 2016 Omnibus Incentive Plan has been included in the proxy for our annual meeting scheduled for August 12, 2016.

The Plans provide for the award of options to purchase common stock, restricted shares of common stock and certain other equity and equity-based awards to directors, officers, employees and consultants or advisors of the Company and certain affiliated entities. In the aggregate, as of June 30, 2016 the Plans provide for grants of both qualified and non-qualified stock options, as well as other equity-based awards, with respect to up to 6,808,000 shares in the aggregate of which 6,000,000 is contingent upon shareholder approval.

As of June 30, 2016, there were 1,032,000 options issued and outstanding with a weighted average exercise price of $48.53 per share.

A summary of the status of the Company’s unvested stock options at June 30, 2016, and changes during the six months then ended, is presented below.

Non-Vested Stock Options (unaudited)	Shares	Weighted Average Grant-Date Fair Value
Non-Vested at December 31, 2015	205,000	$22.12
Granted	192,000	1.12
Vested	(121,000)	(1.14)
Forfeited	-	-
Non-Vested at June 30, 2016	276,000	$22.00

As of June 30, 2016, there was $547 thousand of unrecognized compensation cost related to unvested share-based compensation arrangements under the Plans. The compensation cost will be recognized over the next 30 months.

During the six months ended June 30, 2016, 192,000 ten year stock options were granted to four board members at an exercise price of $1.12 per share. 120,000 shares vested immediately, of the remaining 24,000 shares, 8,000 shares will vest in each of the following months November, 2016; April, 2017 and November, 2017.

No stock options were exercised during the six months ended June 30, 2016.

The outstanding stock options as of June 30, 2016 had no intrinsic value.

Warrant activity

During the six months ended June 30, 2016, 20,000 warrants were exercised resulting in gross proceeds to the Company of $11,120.

During the six months ended June 30, 2016, 2,857,140 warrants with an exercise price of $1.12 were issued as part of a private placement that the Company completed in March, 2016.

As of June 30, 2016, the Company had 5,542,258 warrants outstanding with a weighted average exercise price of $4.60 per share. The intrinsic value of the exercisable warrants at June 30, 2016 was zero.

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

During the six months ended June 30, 2016, the Company issued 140,599,247 shares of common stock to satisfy approximately $2,565,000 of principal and interest payments under the Notes.

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

On August 3, 2016, the Court entered an order awarding plaintiffs $532,020 in attorney’s fees, reimbursement of expenses and incentive awards. See Note 9 “Subsequent Events” for additional details. All amounts have been accrued in the accompanying consolidated financial statements as of June 30, 2016.

On August 4, 2016, a judgment was entered in favor of the plaintiffs in the total amount of $532,019.89.

Consumer Class Action

In 2014, Howard T. Baldwin filed a purported class action naming our company, RCP Development (our subsidiary), and GNC Holding, Inc. (“GNC”) as defendants. The case was filed in the United States District Court for the Northern District of Illinois. Generally, the complaint alleged that claims made for our Anatabloc ® product have not been proven and that individuals purchased the product based on alleged misstatements regarding characteristics, uses, benefits, quality and intended purposes of the product. The complaint purported to allege claims for violation of state consumer protection laws, breach of express and implied warranties and unjust enrichment. In January, 2015 the Court entered an order dismissing the complaint in its entirety without prejudice.

In February, 2015 Mr. Baldwin filed an Amended Complaint against our company, RCP Development and GNC (collectively, “Defendants”). The Amended Complaint also included an additional named plaintiff, Jerry Van Norman, who alleged that he is a citizen of Parkville, Missouri. Like the original complaint, the Amended Complaint alleged that Defendants manufactured, marketed and/or sold Anatabloc® , a dietary supplement purportedly derived from an anatabine alkaloid, and promoted Anatabloc® as a “wonder drug” with a number of medical benefits and uses, from treating excessive inflammation (associated with arthritis) to Alzheimer’s disease, traumatic brain injury (or concussions), diabetes and multiple sclerosis. Plaintiffs allege that Defendants have never proven any of these claims in clinical trials or received FDA approval for Anatabloc® , and that Anatabloc® “was never the ‘wonder drug’ it claimed to be.” Plaintiffs allege that they purchased Anatabloc® based upon claims that it provides “anti-inflammatory support.” Mr. Baldwin alleged that he purchased Anatabloc® to “reduce inflammation and pain in his joints,” and Mr. Van Norman alleged that he “suffers back and knee problems, as well as arthritis, and expected Anatabloc® to be effective in treating these symptoms and purchased Anatabloc® to help alleviate his symptoms.” Both plaintiffs alleged that Anatabloc® did not provide the relief promised by the Defendants.

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

Action by Iroquois Master Fund, Ltd. and American Capital Management, LLC

On February 19, 2015, the Company became aware of a complaint filed on February 18, 2015, in New York Supreme Court for New York County in which the Company and its Chief Executive Officer, Dr. Michael J. Mullan, are named as a defendants. The complaint was filed by Iroquois Master Fund, Ltd. and American Capital Management, LLC, who were investors in a private placement of the Company’s securities completed in March 2014 (the “Private Placement Transaction”). The complaint also names as a defendant John J. McKeon, a shareholder of the Company. Iroquois and American Capital are seeking $4.2 million, in the aggregate, in damages or, alternatively, rescission of the Private Placement Transaction, premised on allegations that the Company entered into a “sham” loan agreement with Mr. McKeon to provide the Company with a $5.8 million line of credit in order to fraudulently induce Iroquois and American Capital to acquire the Company’s securities. On April 29, 2015, the Company filed a motion to dismiss the complaint because (i) plaintiffs did not register to do business with the New York Secretary of State, and thus lack the capacity to sue in New York, and (ii) the court lacks personal jurisdiction over the company and Dr. Mullan because the defendants were not present in New York in connection with the Private Placement Transaction, and the critical events relating to it did not take place in New York. Plaintiff served its papers in opposition to that motion on June 5, 2015 and the Company served its reply papers on July 1, 2015. Oral argument on the motion was held September 8, 2015

On May 13, 2016 the Court issued a decision which dismissed the action against Dr. Mullan, the Company’s Chief Executive Officer for lack of personal jurisdiction, and therefore he is no longer a party to the action.  The decision further directed that plaintiff Iroquois Master Fund, Ltd. register to do business in the State of New York within 30 days or its claims would be dismissed.  During the aforesaid 30 day period, all action was stayed. The Court also held that it has jurisdiction over the Company.

On June 13, 2016, plaintiffs filed an Amended Complaint substituting Iroquois Capital Management LLC (“Iroquois Capital”) as the plaintiff in place of Iroquois Master, and alleging that Iroquois Master had assigned its claims against the Company to Iroquois Capital. Because Iroquois Capital is registered to do business in New York, and because of the purported assignment, plaintiffs have taken the position that there is no need for Iroquois Master to register to do business in New York.

On July 1, 2016, the Company filed another motion to dismiss, this time addressed to the Amended Complaint. The motion to dismiss alleges that the assignment was a sham intended to evade the Court’s direction that Iroquois Master register to do business in New York. Plaintiffs have until early August to file opposition papers to the motion, and the Company will be filing reply papers in late August, at which time the motion will be fully submitted. Pending a ruling by the Court on the motion, all proceedings in the action are being held in abeyance. Even though American Capital is a plaintiff whose claims were not changed by the Amended Complaint and are not affected by the current motion to dismiss, the entire action is being held in abeyance until the Court rules on the pending motion to dismiss Iroquois Capital’s claims.

 Although the Company believes that plaintiffs’ material allegations are without merit and intends to vigorously defend itself against such allegations, no assurances can be given with respect to the outcome of the motion to dismiss or more generally to the litigation.

The Company has been notified by its insurance carrier that the carrier’s position is that legal costs incurred on behalf of the Company for the Iroquois Master Fund, Ltd. and American Capital Management, LLC action are not covered under the Company’s policy, although any legal costs incurred on behalf of the Company’s Chief Executive Officer, Dr. Michael J. Mullan, would be covered, subject to the policy retention. All legal costs incurred to date for this action through June 30, 2016 have been recorded in the accompanying financial statements accordingly.

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

Commitments

The Company had research and development and other contracted commitments totaling $0.6 million as of June 30, 2016.

9. Subsequent Events:

In July 2016, the Company issued 16,830,000 shares of common stock to satisfy approximately $97 thousand of interest expense under the Senior Secured Convertible Notes.

In July 2016, the Company sold two trademarks relating to our discontinued tobacco operations for $174,000.

On August 3, 2016, the Court entered an order awarding plaintiffs $532,020 for attorney’s fees, reimbursement of expenses and incentive awards. The Company has notified its insurance carrier and requested that the total award be paid by the insurer under the Company’s insurance policy. It is uncertain what the Company may recover from the insurance company and accordingly, the full award has been recorded in the accompanying consolidated financial statements as an expense and liability as of June 30, 2016. As of the date of this filing, we are in arrears in paying $60 thousand in legal fees per a memorandum of understanding with the United States District Court for the Eastern District of Virginia, Richmond Division.

On August 4, 2016, a judgment was entered in favor of the plaintiffs in the total amount of $532,019.89.

On August 9, 2016, the Company received correspondence from the OTCMarkets advising that the Company’s bid price (ticker symbol RCPI) had closed below $0.01 for more than 30 consecutive calendar days and no longer meets the Standards for Continued Eligibility for OTCQB continued listing, per the OTCQB Standards, section 2.3(2). The Company has been granted a period of 180 calendar days in which to regain compliance with Section 2.3(2). The grace period expires February 5, 2017. If the Company’s stock bid price has not closed at or above $0.01 for any ten consecutive trading days then the security will be removed from the OTCQB marketplace. The Company is currently evaluating options to maintain its OTCQB listing.

As of the date of this filing, we are in arrears in paying $60 thousand in legal fees per a Memorandum of Understanding with the United States District Court for the Eastern District of Virginia, Richmond Division.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (or “SEC”) on March 22, 2016. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three months and six months ended June 30, 2016 as compared to the three months and six months ended June 30, 2015.

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

Our objective is to develop, obtain approval for, and commercialize pharmaceutical products utilizing our anatabine-based and related compounds. Now that our Phase I safety studies have been completed in Europe, and subject to sufficient access to capital, we intend to pursue phase 1B/IIA studies most probably either in Europe or in other tightly regulated drug development environments. Given the unmet clinical needs of mild-to-moderate psoriasis sufferers and the many advantages from a drug development perspective of studies in skin disorders, we intend to target such disorders, particularly psoriasis in our phase 1B/IIA studies. In the longer term, we intend to file an Investigational New Drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”). Ultimately, we intend to seek approval to sell the drug in one or more formulations in the U.S., Europe, and elsewhere in the world. In connection with this strategy, we intend to leverage our substantial accumulated data from our prior business of developing, marketing, and selling anatabine-based dietary supplements, cosmetics, and tobacco craving reduction products.

We are focusing our drug development efforts on dermatological skin diseases, such as psoriasis, eczema and rare or orphan skin disorders, using our proprietary formulations of our lead compound anatabine citrate.

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

As announced on October 15, 2015, we successfully completed our three- part Phase I trial. The study was designed to achieve several goals.

An exploratory objective of the UK Phase I study was to evaluate pro-inflammatory mediators from stimulated peripheral blood mononuclear cells (PBMC). The pharmacodynamics (PD) report generated as a result of this exploratory objective highlighted that Anatabine Citrate produced significant reductions in a key marker of inflammation, STAT 3 in two of the dosing regimens in our Phase I trial when activated STAT 3 values were appropriately normalized by the amount of a reference protein (GAPDH) that is unaffected by LPS stimulation in the blood samples. The PD assay examined the effect of the drug on inflammatory responses induced in PBMC samples taken from human volunteers. The PBMC samples were taken prior to ingestion of the drug and then taken at various times after ingestion. The PBMC samples were then stimulated with a bacterial inflammatory molecule called lipopolysaccharide (LPS) and two markers of inflammation were examined. These two inflammation markers are the transcription factors STAT 3 and NF-kB. One of the oral dosing regimens within the study also showed a reduction in NF-kB activation, when data was normalized via this newly developed PD assay, although observations for NF-kB activity were generally less consistent than the STAT 3 results. This was attributed to the novel PD assay not being optimized for NF-kB and that in future studies, the incubation period for the NF-kB samples should be changed to account for this finding. Analyses of the remaining regimens is ongoing.

With the successful completion of this Phase I oral dosing clinical study and additional preclinical studies in animal models of inflammatory skin diseases, and subject to gaining access to sufficient capital, we are now poised to conduct a Phase Ib proof-of-concept clinical trial to investigate the safety and efficacy of topical formulations of its lead compound in patients suffering from mild-to-moderate psoriasis.  Since the third quarter of 2015, we have been developing and optimizing topical cream and ointment formulations with Anatabine Citrate specifically focused on optimizing delivery of the drug into skin of patients with inflammatory skin disorders. Psoriasis is characterized by an increase in activity of the intracellular transcription factors NF-kB and STAT3, which are responsible for driving the inflammation associated with this disease.  Our preclinical and clinical data suggests that our lead compound can attenuate the activity of these two transcription factors thus producing anti-inflammatory effects.

The Phase Ib psoriasis study is being designed to achieve several goals. The primary goal of this study will be to determine the safety and tolerability of the topical cream and/or ointment Anatabine Citrate formulations under the dosing regimens of the study. The secondary goal of the Phase Ib study is to determine if there is an efficacy signal from the treatment of psoriasis plaques with Anatabine Citrate topical drug products. The standard evaluation of efficacy is visual inspection and scoring of the psoriatic plaques by experts. These observations will be supplemented in our study with ultrasonography and histopathological evaluations of skin biopsies. These will allow assessment of the impact of our drug on the infiltrate thickness of the psoriatic lesions and the degree of infiltration of inflammatory cells, among other parameters. Finally, we will be collecting biomarker data from the skin biopsies. In particular, we will measure the activity of NF-kB and STAT3, which have been previously identified as critical regulators of inflammation in psoriasis. A great deal of scientific and clinical work performed by us and others suggests that our drug will suppress inflammation by inhibiting the activation of these regulators of gene activity. Verification of the relationship between reduced activation of these transcription factors and reduced psoriatic pathology will be regarded as further evidence of anatabine’ s mechanism of action. Further, if the overall results are positive, this study will provide the proof of concept that the mechanism of action of our compound can potentially be therapeutic, not only in dermatological disorders, but in other inflammation driven human diseases as well.

Restructuring

In 2014, we consolidated our offices from three locations to one location in Sarasota, Florida. We have also decreased the number of full time dedicated employees from twenty-five to five. The results of our operations reflect these significant cost reductions.

Prospects for Our Operations

The recurring losses generated by our business, our lack of revenues, and our difficulty in accessing liquidity continue to impose significant demands on our liquidity. Our future prospects will be highly dependent on our ability to successfully implement our current pharmaceutical development strategy and raise the capital necessary to fund that strategy.  Our ability to continue to manage overall operating expenses, as well as raise additional capital necessary to support our operations, will be the key to future operations and financial condition (particularly given the capital intensive nature of drug development).

Senior Secured Convertible Notes

On October 14, 2015, we issued and sold an aggregate of $20.0 million in principal amount of Senior Secured Convertible Notes (as amended, the “Notes”) to two institutional investors (the “Holders”) in a private placement (as amended, the “Notes”). The Notes bear interest at 8% per annum, simple interest and have a maturity date of October 15, 2018. As of the date of this filing, the aggregate remaining principal balance of the Notes was approximately $15.1 million, and we had cash in the amount of approximately $10.4 million in deposit control accounts securing our obligations under the Notes. The Notes were amended pursuant to an Amendment Agreement dated February 4, 2016, and an Interim Note Agreement with each Holder dated July 7 2016 (the “Interim Agreements”). As described below, under the Interim Agreements, we agreed to hold our Annual Meeting of Stockholders by August 12, 2016 and to seek approval of a Reverse Stock Split (the “Reverse Split”).

The Notes are convertible, either at the option or the Holders or in satisfaction of mandatory monthly installment payments, into shares of our common stock generally at a conversion price equal to 80% of the trading price of our common stock at or prior to the time of conversion. On the last trading day of each month beginning on January 26, 2016, (each an “Installment Date”) we are obligated to pay to each Holder an amount equal to (1) one-twentieth (1/20th) of the original principal amount of such Holder’s Note, plus (2) the accrued and unpaid interest with respect to such principal, plus (3) a “make-whole” amount equal to the amount of interest that would have accrued under the Note through the maturity date in the absence of such payment, plus (4) the accrued and unpaid late charges (if any) with respect to such principal and interest. Each monthly payment may be made in cash, in shares of our common stock, or in a combination of cash and shares of our common stock. Our ability to make such payments with shares of our common stock is subject to satisfaction of various conditions during the 30 calendar day period before the date the we provide notice to the holders of the Notes that we will pay a monthly payment with shares, including the existence of an effective registration statement covering the resale of the shares issued in payment or the eligibility of the shares issuable pursuant to the Notes to be sold under SEC Rule 144. Although we are not expected to satisfy these conditions as of each Installment Date, the Holders have waived such conditions from time to time to enable us to satisfy an installment payment in shares.

Through the date of this filing, we have issued to the Holders an aggregate of 157,428,887 shares of common stock in conversion of the Notes, whether through conversions by the Holders or conversions by us to make installment payments under the Notes. The decline in our trading price since the issuance of the Notes has resulted in the issuance of substantially more shares than was anticipated, and if our trading price does not increase from the closing price on August 4, 2016 of $0.01 per share, we would need at least 1.7 billion additional shares in order to complete the repayment of the Notes. In addition, we are required by the Notes to all times keep reserved at least 300% of the number of shares of common stock necessary to effect the conversion of the remaining balance of the Notes in full. On July 6, 2016, we entered into the Interim Agreements, which in exchange for certain limitations on the sale of our shares by the Holders, we agreed to seek the Reverse Split in order to increase our trading price and effectively increase the number of shares of common stock that will be available for future issuance.

In addition, from July 1, 2016 until August 12, 2016 (or such other period as mutually agreed to by the Company and the Investor, neither the Investor, nor any of its affiliates, collectively, shall sell, directly or indirectly, on any Trading Day, any Conversion Shares below a sale price of $0.02 per share and when the aggregate composite daily dollar trading volume of the Common Stock on such Trading Day fails to be equal to or exceed $225,000.

March 2016 Private Placement

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

Off-Balance Sheet Arrangements

None.

Results of Operations

Our company’s unaudited condensed consolidated results for the six month periods ended June 30, 2016 and 2015 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30
$ thousands (unaudited)	2016	2015	2016	2015
Total operating expenses	$2,023	$2,024	$3,384	$5,844
Operating loss from continuing operations	(2,023)	(2,024)	(3,384)	(5,844)

Total other income (expense)	(772)	1,211	(2,101)	4,734
Net loss from continuing operations	$(2,795)	$(813)	$(5,485)	(1,110)
Loss on discontinued operations	1	(30)	-	(71)
Net loss	$(2,794)	$(843)	$(5,485)	$(1,181)

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Total Operating Expenses. Total operating expenses (comprised of general and administrative and research and development expenses) were approximately $2.0 million for the three months ended June 30, 2016, compared to approximately $2.0 million from the same period in 2015. General and administrative expenses increased by approximately $262 thousand, and research and development costs decreased by approximately $263 thousand.

General and Administrative Expenses. General and administrative expenses were approximately $1.9 million for the three months ended June 30, 2016, an increase of approximately $262 thousand, or 16.4%, from approximately $1.6 million for the same period in 2015. For the three months ended June 30, 2016, our legal expenses declined $29 thousand from the same period last year due to the settlement of two lawsuits, which were active last year – the derivative suit and the Baldwin suit. See Note 9, “Subsequent Events” for an update regarding the derivative suit. Executive salaries, and related expenses were $317 thousand lower than the same quarter in 2015. We reduced our executive headcount from last year which resulted in lower salary and related costs and we reduced our travel and other executive related expenses from 2015. We had a $184 thousand reduction in director fees and Directors & Officers insurance premiums in second quarter 2016 as compared to second quarter 2015 as a result of fewer board meetings and a reduction in the insurance coverage amount. Shareholder expenses decreased on a quarter-over-quarter basis by $83 thousand dollars due to the delayed timing of the annual stockholders meeting from the second quarter in 2015 to the third quarter in 2016. We recorded a valuation adjustment in our intangibles to write down our non-anatabine related patents as of December 31, 2015 and as a result incurred a reduction in amortization of $14 thousand in 2016 as compared to 2015. We had a decline of $122 thousand in administrative costs, as we have completed our corporate restructuring. Partially offsetting these declines, we had a one-time reversal in 2015 of approximately $1.0 million as we reversed stock compensation expense related to Dr. Chapman’ unvested options and other miscellaneous expense increases of $11 thousand.

Research and Development Expenses. We expended approximately $113 thousand on research and development in the three months ended June 30, 2016, compared to approximately $376 thousand in the comparable period in 2015. The research and development costs in the three months June 30, 2016 were directed principally toward the preparation and preclinical testing of anatabine citrate in preparation for advancing the next phase in our regulatory review and approvals in addition to expenses related to ointment and cream formulations. Our research and development costs for the three months ended June 30, 2015 were primarily in support of preparing for and executing the Phase I clinical trials.

Total Other Income and Expense. For the three months ended June 30, 2016, we had net other expense of $772 thousand primarily related interest expense on the Convertible Senior Secured Notes, compared to income of approximately $1.2 million, primarily related to a gain on derivative valuation as a result of the full ratchet protection afforded the option repricing mechanism in the private placement for the benefit of the investors in the June 2015 financing.

Discontinued Operations, net. We had a gain on discontinued operations, related to a refund of prepaid postage, of approximately $1,000 for the three months ended June 30, 2016, compared to $30,000 expense for the same period in 2015 which was primarily related to disposal activity of surplus product and packaging materials.

Net Loss. We had a net loss of approximately $2.8 million for the three months ended June 30, 2016, compared to a net loss of approximately $843 thousand for the same period in 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Total Operating Expenses. Total operating expenses (comprised of general and administrative and research and development expenses) were approximately $3.4 million for the six months ended June 30, 2016, compared to approximately $5.8 million from the same period in 2015, a decrease of approximately $2.4 million, or 52.9%. General and administrative expenses decreased by approximately $1.8 million, and research and development costs decreased by approximately $605 thousand.

General and Administrative Expenses. General and administrative expenses were approximately $3.1 million for the six months ended June 30, 2016, a decrease of approximately $1.9 million, or 38.4%, from approximately $5.0 million for the same period in 2015. For the six months ended June 30, 2016, our legal expenses declined $900 thousand from the same period last year due to the settlement of two lawsuits, which were active last year – the derivative suit and the Baldwin suit. Executive salaries, and related expenses were $418 thousand lower than the same period in 2015. We reduced our executive headcount from last year which resulted in lower salary and related costs and we reduced our travel and other executive related expenses from 2015. We had a $370 thousand reduction in director fees and Directors & Officers insurance premiums in the first six months of 2016 as compared to the same period in 2015 as a result of fewer board meetings and a reduction in the insurance coverage amount. Shareholder expenses decreased by $245 thousand dollars due to the delayed timing of the annual stockholders meeting from the second quarter in 2015 to the third quarter in 2016 as well as lower expenses due to the change from the NASDAQ to the OTCQB and lower costs due to the expenses of the reverse stock split in 2015. We had a decline of $227 thousand in overall general and administrative costs for the six months ended June 30, 2016, compared to the six months ended June 30, 2015 as a continued result of the restructuring completed in December 2014. Accounting fees declined by $100 thousand due to fewer equity transactions requiring independent accounting reviews and various other expense reductions of $24 thousand for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Partially offsetting these declines, stock compensation expense increased by approximately $397 thousand. We had a one-time reversal in 2015 of stock compensation expense related to Dr. Chapman’ unvested options.

Research and Development Expenses. We expended approximately $245 thousand on research and development in the six months ended June 30, 2016, compared to approximately $850 thousand in the comparable period in 2015. The research and development costs in the six months June 30, 2016 were directed principally toward the preparation and preclinical testing of anatabine citrate in preparation for advancing the next phase in our regulatory review and approvals in addition to expenses related to ointment and cream formulations. Our research and development costs for the six months ended June 30, 2015 were primarily in support of preparing for and executing the Phase I clinical trials.

Total Other Income and Expense. For the six months ended June 30, 2016, we had net other expense of $2.1 million primarily related interest expense on the Convertible Senior Secured Notes, compared to income of $4.7 million, primarily related to a gain on derivative valuation as a result of the full ratchet protection afforded the option repricing mechanism in the private placement for the benefit of the investors in the June 2015 financing and $3.5 million of insurance proceeds received in 2015.

Discontinued Operations, net. We incurred no discontinued operating costs for the six months ended June 30, 2016, compared to $71,000 for the same period in 2015 which was primarily related to product liability insurance and disposal activity of surplus product and packaging materials.

Net Loss. We had a net loss of approximately $5.5 million for the six months ended June 30, 2016, compared to a net loss of approximately $1.2 million for the same period in 2015.

Liquidity and Capital Resources

Since we transitioned from a nutraceutical company, all of our its resources have been dedicated to research and development, together with the our general and administrative expenses, which are expected to result in continuing losses until the commercialization or the licensing of the our products. Our focus is being a pharmaceutical development company dedicated to the discovery, development and commercialization of therapies for chronic inflammatory diseases and neurologic disorders, with an initial emphasis on developing anatabine-based compounds and analogs of anatabine as potential drug product candidates. Our future prospects will depend on our ability to successfully pursue this strategy of pharmaceutical drug product development, manage overall operating expenses, and obtain additional capital necessary to support the operations. The primary source of our liquidity comes from an October 2015 private placement of $20 million in principal amount of Senior Secured Convertible Notes (the “Notes”).

The Notes were amended on February 4, 2016 which waived certain covenant failures and provided for releases to us from amounts held in the Control Accounts transferred to our unrestricted bank accounts, subject to satisfaction or waiver of certain Equity Conditions (as defined in the Notes). These Equity Conditions (as defined in the Notes), include, without limitation, the existence of an effective registration statement covering the resale of the shares issued in payment (or, in the alternative, the eligibility of the shares issuable pursuant to the Notes for sale without restriction under Rule 144 and without the need for registration), and a certain minimum trading volume and trading price in the stock to be issued. We filed our registration on February 4, 2016 which was declared effective with the SEC on February 11, 2016. On February 8 and April 26, 2016, the lenders transferred $1,000,000 and $750,000, respectively, to our unrestricted bank account. We received additional funding of $250,000 in May and $275,000 in June, but we are not in compliance with its Equity Conditions and negotiated the interim agreement noted below.

On July 7, 2016 we entered into an interim agreement with the note holders under which the lender agreed to refrain from selling shares of our common stock at a price less than $0.02 per share, subject to certain conditions, and we agreed to seek approval for a reverse split at our annual stockholders meeting to be held on August 12, 2016. As part of the agreement, we released 16,830,000 shares of our common stock to pay interest for August 2017 installment payment, in the amount of approximately $97 thousand and the lenders released $500,000 from the control account on July 25, 2016. Future funding from the Notes will be dependent upon our ability to continue to issues shares of our common stock.

As of June 30, 2016, approximately $1.1 million of principal payments due on the Notes through June 30, 2016 has been deferred until August, 2017 per agreement with the lenders.

On March 30, 2016, we entered into a separate private placement with six accredited investors, pursuant to which we sold and issued a total of 1,428,570 shares of our common stock at a purchase price of $0.35 per share, and issued seven (7) year warrants to purchase up to a total of 2,857,140 shares of common stock at an exercise price of $1.12 per share, We raised an aggregate of $500,000 in the private placement.

As of June 30, 2016, we were in arrears in paying $312,500 to a former employee. This amount is included in the our Condensed Consolidated Balance Sheets in accrued liabilities, as of June 30, 2016 and December 31, 2015, respectively.

If we continue to issues shares of our common stock in order to provide funding under the Notes, the stockholders may continue to see significant dilution in their investment.

As a result of the uncertainty of our funding options, there is substantial doubt about our ability to continue to be a going concern. Our continuation as a going concern depends upon our ability to negotiate favorable payment terms on various obligations and obtain additional financing to provide cash to meet our obligations as may be required, and ultimately to attain profitable operations and positive cash flows. We have no commercial products on the market at this time.

As an alternate course to funding from the Notes, our management intends to attempt to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions. However, there can be no assurance that we will be able to obtain any required additional funding. If we are unsuccessful in securing funding from any of these sources, we will likely have to continue to defer or delay research and development of our drug compound, reduce operating expenses and defer or delay payments to creditors. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Summary of Balances and Recent Sources and Uses

As of June 30, 2016, we had negative working capital of approximately $21.3 million, which included cash of approximately $0.2 million in current assets. We had cash and cash equivalents of approximately $0.5 million at December 31, 2015. A significant reason for the negative working capital is that we have recorded our restricted cash in the long term asset section, while a substantial portion of our debt is recorded in the current liability section of our balance sheet.

Net Cash From Operating Activities. During the six months ended June 30, 2016, we had approximately $4.0 million of cash used in operating activities compared to approximately $2.3 million of cash used in operating activities during the same period in 2015, an increase of $1.7 million use of cash or 73.9%, due primarily to an increase in interest expense in 2016 of $700 thousand and a decline in the growth of accounts payable and current liabilities approximately $1.0 million.

Net Cash From Investing Activities. During the six months ended June 30, 2016, we had no net cash from investing activities. During the same period last year, we used $8 thousand for investing activities for the purchase of fixed assets.

Net Cash From Financing Activities. During the six months ended June 30, 2016, we generated net cash from financing activities of $3.7 million primarily through the private placement sale of stock and proceeds from our Notes as compared to the same period in 2015 where we generated net cash from financing activities of $5.0 million, through the exercise of warrants for 0.4 million and the sale of common stock for gross proceeds of $4.6 million.

Cash Demands on Operations

During the six months ended June 30, 2016, we had losses from continuing operations that totaled $5.5 million. See “Overview” and “Results of Operations” above for a discussion of our decreased operating expenses and proceeds from the sale of our stock and draws on our Notes, we used $308 thousand in net cash.

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

PART II-OTHER INFORMATION

Item 1.   Legal Proceedings

Derivative Action Lawsuits

In 2013, four individuals, David C. Inloes, William Skillman, Harold Z. Levine and Louis Lim, filed separate, but similar derivative actions naming all or most of our then current directors, several of our officers and, in one case, one former director as defendants. Two of the actions were filed in the United States District Court for the Eastern District of Virginia, Alexandria Division (the “Alexandria Actions”). The first Alexandria Action, William Skillman v. Jonnie R. Williams et al., was filed on May 2, 2013. The second Alexandria Action, David C. Inloes v. Jonnie R. Williams et. al., was filed on May 3, 2013. The Alexandria Actions were consolidated and co-lead counsel appointed by the Court. Pursuant to a court order, plaintiffs filed a consolidated amended complaint on January 13, 2014 and a motion to dismiss was filed on February 3, 2014 on behalf of all of the defendants.

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

On August 3, the Court entered an order awarding plaintiffs $532,019.89 in attorney’s fees, reimbursement of expenses and incentive awards. See Note 9 “Subsequent Events” for additional details. All amounts have been accrued in the accompanying consolidated financial statements as of June 30, 2016.

On August 4, 2016, a judgment was entered in favor of the plaintiffs in the total amount of $532,019.89.

Consumer Class Action

In 2014, Howard T. Baldwin filed a purported class action naming our company, RCP Development (our subsidiary), and GNC Holding, Inc. (“GNC”) as defendants. The case was filed in the United States District Court for the Northern District of Illinois. Generally, the complaint alleged that claims made for our Anatabloc ® product have not been proven and that individuals purchased the product based on alleged misstatements regarding characteristics, uses, benefits, quality and intended purposes of the product. The complaint purported to allege claims for violation of state consumer protection laws, breach of express and implied warranties and unjust enrichment. In January, 2015 the Court entered an order dismissing the complaint in its entirety without prejudice.

In February, 2015 Mr. Baldwin filed an Amended Complaint against our company, RCP Development and GNC (collectively, “Defendants”). The Amended Complaint also included an additional named plaintiff, Jerry Van Norman, who alleged that he is a citizen of Parkville, Missouri. Like the original complaint, the Amended Complaint alleged that Defendants manufactured, marketed and/or sold Anatabloc® , a dietary supplement purportedly derived from an anatabine alkaloid, and promoted Anatabloc® as a “wonder drug” with a number of medical benefits and uses, from treating excessive inflammation (associated with arthritis) to Alzheimer’s disease, traumatic brain injury (or concussions), diabetes and multiple sclerosis. Plaintiffs allege that Defendants have never proven any of these claims in clinical trials or received FDA approval for Anatabloc® , and that Anatabloc® “was never the ‘wonder drug’ it claimed to be.” Plaintiffs allege that they purchased Anatabloc® based upon claims that it provides “anti-inflammatory support.” Mr. Baldwin alleged that he purchased Anatabloc® to “reduce inflammation and pain in his joints,” and Mr. Van Norman alleged that he “suffers back and knee problems, as well as arthritis, and expected Anatabloc® to be effective in treating these symptoms and purchased Anatabloc® to help alleviate his symptoms.” Both plaintiffs alleged that Anatabloc® did not provide the relief promised by the Defendants.

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

Action by Iroquois Master Fund, Ltd. and American Capital Management, LLC

We are party to an action filed in February, 2016, in New York Supreme Court for New York County in which the Company and its Chief Executive Officer, Dr. Michael J. Mullan, are named as a defendants. The complaint was filed by Iroquois Master Fund, Ltd. and American Capital Management, LLC, who were investors in a private placement of the Company’s securities completed in March 2014 (the “Private Placement Transaction”). The complaint also names as a defendant John J. McKeon, a shareholder of the Company. Iroquois and American Capital are seeking $4.2 million, in the aggregate, in damages or, alternatively, rescission of the Private Placement Transaction, premised on allegations that we entered into a “sham” loan agreement with Mr. McKeon to provide us with a $5.8 million line of credit in order to fraudulently induce Iroquois and American Capital to acquire the Company’s securities. On April 29, 2015, we filed a motion to dismiss the complaint because (i) plaintiffs did not register to do business with the New York Secretary of State, and thus lack the capacity to sue in New York, and (ii) the court lacks personal jurisdiction over the company and Dr. Mullan because the defendants were not present in New York in connection with the Private Placement Transaction, and the critical events relating to it did not take place in New York. Plaintiff served its papers in opposition to that motion on June 5, 2015 and we served our reply papers on July 1, 2015. Oral argument on the motion was held September 8, 2015.

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

On June 13, 2016, plaintiffs filed an Amended Complaint substituting Iroquois Capital Management LLC (“Iroquois Capital”) as the plaintiff in place of Iroquois Master, and alleging that Iroquois Master had assigned its claims against us to Iroquois Capital. Because Iroquois Capital is registered to do business in New York, and because of the purported assignment, plaintiffs have taken the position that there is no need for Iroquois Master to register to do business in New York.

On July 1, 2016, we filed another motion to dismiss, this time addressed to the Amended Complaint. The motion to dismiss alleges that the assignment was a sham intended to evade the Court’s direction that Iroquois Master register to do business in New York. Plaintiffs have until early August to file opposition papers to the motion, and we will be filing reply papers in late August, at which time the motion will be fully submitted. Pending a ruling by the Court on the motion, all proceedings in the action are being held in abeyance. Even though American Capital is a plaintiff whose claims were not changed by the Amended Complaint and are not affected by the current motion to dismiss, the entire action is being held in abeyance until the Court rules on the pending motion to dismiss Iroquois Capital’s claims.

Although we believe that the plaintiffs’ material allegations are without merit and we intend to vigorously defend ourselves against such allegations, no assurances can be given with respect to the outcome of the motion to dismiss or more generally to the litigation.

We have been notified by our insurance carrier that the carrier’s position is that legal costs incurred on behalf of the Company for the Iroquois Master Fund, Ltd. and American Capital Management, LLC action are not covered under our policy, although any legal costs incurred on behalf of our Chief Executive Officer, Dr. Michael J. Mullan, would be covered, subject to the policy retention. All legal costs incurred to date for this action through June 30, 2016 have been recorded in the accompanying financial statements accordingly.

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

On June 11, 2015, we were informed that Mr. Williams had planned to file an arbitration action against us under his employment agreement to assert his alleged contractual severance entitlement. Mr. Williams alleges that the election of our Board of Directors at the Company’s December 2013 annual stockholder meeting triggered a provision of his employment agreement that provides for severance in the amount of $2.5 million. However, we disagree that such stockholder meeting triggered the severance entitlement and that Mr. Williams voluntarily resigned from his employment with the Company in August 2014 without any contractual right to severance compensation. No accrual has been made in the accompanying financial statements as we do not believe the claim has merit. As of the date of this filing, Mr. Williams has not filed an arbitration action against the Company.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Part I - Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously described in a Form 8-K filed on October 15, 2015, the Company completed on October 14, 2015, a private placement with two institutional investors for $20 million in principal amount of Senior Secured Convertible Notes (the “Notes”).  The Notes are convertible into shares of the Company’s common stock upon the terms and conditions specified in the Notes.  During the six months ended June 30, 2016, the Company issued an aggregate of 140,599,247 shares of its common stock in partial conversions of the Notes.  From the first note conversion on February 12, 2016 through August 9, 2016, the Company issued an aggregate of 157,429,247 shares of its common stock in partial conversions of the Notes.  The issuance of shares of common stock upon conversions of the Notes was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506 thereunder.  Such issuance was made solely to “accredited investors” under Rule 506 and was made without any form of general solicitation and with full access to any information requested by the holders of the Notes (in connection with the private placement in which the Notes were offered and sold) regarding our Company and the securities offered in the private placement.

Item 6.   Exhibits. The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description

10.1	Form of Amendment with each of the buyers of the Company’s Senior Secured Convertible Notes (1)

10.2	Form of Interim Note Agreement, dated July 7, 2016 (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 8, 2016

(2)	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. §1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK CREEK PHARMACEUTICALS, INC.

Date: August 10, 2016	/s/ William McMahon
William McMahon Authorized Signatory and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

